Form 10QSB
period 1996-03-31
BITWISE DESIGNS INC
filed 1996-05-15
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      March 31, 1996
                                     --------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to ______________
                               ---------------


                           Commission File No. 0-20190
                                               -------

                            BITWISE DESIGNS, INC.
- - -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                          14-1673067
- - -------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S.Employer
 incorporation or organization)                        Identification No.)

      Technology Center, Rotterdam Industrial Pk, Schenectady, NY, 12306
- - -------------------------------------------------------------------------------
       (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:(518) 356-9741
                                                   --------------
- - -------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.


         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes X  No
                       ----  ----

         6,443,013 Common Stock, par value $.001 per share, were outstanding at May 13, 1996.

                          BITWISE DESIGNS INCORPORATED
                                   FORM 10-QSB
                                      INDEX

                                                                           Page No.
                                                                           --------
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

  Consolidated Balance Sheets -
  March 31, 1996 and June 30, 1995                                           3-4

  Consolidated Statements of Operations -
  Three and nine months ended March 31, 1996
  and March 31, 1995                                                           5

  Consolidated Statements of Cash Flows -
  Nine months ended March 31, 1996 and
  March 31, 1995                                                             6-7

  Notes to Consolidated Financial Statements                                 8-9


Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                            10-12



PART II OTHER INFORMATION

Item 4 - Submission of Matters to a Vote
         of Security Holders                                               12-13

Item 6 - Exhibits and Reports on Form 8-K                                     13


Signatures                                                                    14



                          PART I FINANCIAL INFORMATION
                              BITWISE DESIGNS, INC.
                           CONSOLIDATED BALANCE SHEETS



ASSETS                                              March 31,     June 30,
                                                       1996         1995
                                                   -----------   -----------

Current Assets:
     Cash and cash equivalents                     $ 4,071,080   $ 2,058,498
     Accounts receivable, net of allowance
      for doubtful accounts of $249,058 at March
      31, 1996 and $111,482 at June 30, 1995         4,595,497     3,117,731
     Inventories                                     4,341,504     2,783,124
     Income taxes receivable                            12,023        16,050
     Prepaid expenses and other current assets         357,280       241,102
                                                   -----------   -----------

        Total current assets                        13,377,384     8,216,505

Property & equipment, net                              863,343       523,371
                                                   -----------   -----------
     Software Development costs, net                    36,713        35,128
     Notes Receivable                                  125,658             0
     Other                                             120,238        70,923
     Excess of cost over net assets of
      acquired companies, net                        5,621,442     4,249,552
                                                   -----------   -----------

Total assets                                       $20,144,778   $13,095,479
                                                   ===========   ===========



        See accompanying notes to the consolidated financial statements.

                              BITWISE DESIGNS, INC.
                           CONSOLIDATED BALANCE SHEETS



LIABILITIES AND SHAREHOLDERS' EQUITY                                   March 31,       June 30,
                                                                         1996            1995
                                                                     ------------    ------------
Current liabilities:
     Borrowings under lines-of-credit                                $  2,087,606    $  1,062,472
     Current portion of long-term debt                                     37,433         149,236
     Current portion of obligations under
        capital leases                                                     11,705          27,021
     Accounts payable                                                   4,221,389       2,638,838
     Accrued expenses and other liabilities                               493,702         311,516
                                                                     ------------    ------------
        Total current liabilities                                       6,851,835       4,189,083
                                                                     ------------    ------------

Long-term debt, net of current portion                                      2,356          21,990
Obligations under capital leases, net of
     current portion                                                       10,373          13,443
Other long-term liabilities                                                22,019          24,391
                                                                     ------------    ------------
     Total liabilities                                                  6,886,583       4,248,907

Shareholders' equity
     Preferred stock -$.10 par value, 5,000,000 shares authorized:
     Series A -200 shares issued and outstanding                               20              20
     Series B convertible preferred-112,003
        shares issued and outstanding                                      11,200          11,200
Common stock-$.001 par value; 20,000,000
     shares authorized; shares issued and
     outstanding: 4,473,661 at June 30, 1995;
     and 6,443,013 at March 31, 1996                                        6,443           4,473
Additional paid-in capital                                             17,483,811      11,537,690
Accumulated deficit                                                    (4,242,856)     (2,706,388)
                                                                     ------------    ------------
                                                                       13,258,618       8,846,995
Less cost of common shares in treasury,
     338 shares                                                              (423)           (423)
                                                                     ------------    ------------
          Total shareholders' equity                                   13,258,195       8,846,572
                                                                     ------------    ------------
Total liabilities and shareholders' equity                           $ 20,144,778    $ 13,095,479
                                                                     ============    ============




        See accompanying notes to the consolidated financial statements.

                              BITWISE DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       For the 3 months ended       For the 9 months ended
                                                    March 31, 1996 March 31, 1995 March 31, 1996  March 31, 1995
                                                    -------------- -------------- --------------  --------------
Net sales                                           $ 7,190,970    $ 6,749,789    $ 20,735,114    $ 17,450,363

Cost of goods sold                                    5,968,519      5,625,863      17,526,101      14,522,675
                                                    -----------    -----------    ------------    ------------
     Gross profit                                     1,222,451      1,123,926       3,209,013       2,927,688

Selling, general and
     administrative expenses                          2,072,275      1,093,266       4,614,275       2,772,374

Product development costs                                29,896          6,954          65,342          20,612
                                                    -----------    -----------    ------------    ------------
     Operating income (loss)                           (879,720)        23,706      (1,470,604)        134,702

Other income (expense):

Interest expense                                        (62,968)       (30,144)       (152,435)        (74,911)

Interest and other income                                67,340         31,987         109,607          95,443
                                                    -----------    -----------    ------------    ------------
     Income (loss) before taxes                        (875,348)        25,549      (1,513,432)        155,234

Income tax (expense) /benefit                            (4,010)             0         (23,036)          2,903
                                                    -----------    -----------    ------------    ------------

Net income (loss)                                   ($  879,358)   $    25,549    ($ 1,536,468)   $    158,137
                                                    ===========    ===========    ============    ============

Per share amounts

Net income (loss) per
     Common share                                        ($0.15)         $0.01          ($0.30)          $0.04
                                                    ===========    ===========    ============    ============




        See accompanying notes to the consolidated financial statements

                              BITWISE DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                               For the 9 months ended
                                                                              March 31,      March 31,
                                                                                1996           1995
                                                                             -----------    -----------
Cash flows operating activities:
Net income (loss)                                                            ($1,536,468)   $   158,137
Adjustments to reconcile net income (loss) to
     net cash from operating activities:
        Depreciation and amortization                                            363,210        215,976
        Provision for doubtful accounts                                           11,750          2,502
        Changes in operating assets and liabilities:
            Accounts receivable                                               (1,095,666)        94,515
            Inventories                                                       (1,320,460)      (509,681)
            Prepaid expenses & other current assets                              (76,847)      (119,730)
            Accounts payable and accrued expenses                                518,676       (203,700)
            Income taxes receivable                                                4,027         (4,236)
            Other                                                                                 8,558
                                                                             -----------    -----------
                  Net cash used in
                       operating activities                                   (3,131,778)      (857,658)
                                                                             -----------    -----------
Cash flows from investing activities:
     Property and equipment expenditures                                        (324,277)       (72,428)
     Deferred licensing costs                                                     (4,978)        (1,375)
     Software development costs                                                  (21,830)       (45,680)
     Notes receivable                                                           (125,658)
     Acquisitions of businesses net of cash
        acquired                                                                 (34,179)
                                                                             -----------    -----------
                  Net cash used in investing
                       activities                                               (510,922)      (119,483)
                                                                             -----------    -----------
Cash flows from financing activities:
     Increase (Decrease) in borrowings under
        line-of-credit, net                                                      921,930       (156,082)
     Principal payments on long-term debt                                       (141,062)      (101,977)
     Principal payments on capital lease obligations                             (23,675)       (26,724)
     Dividends                                                                   (22,831)
     Proceeds from issuance of common stock, net                               4,263,147      3,568,509
     Proceeds from exercise of common stock warrants                             657,773
                                                                             -----------    -----------
                  Net cash provided by
                       financing activities                                    5,655,282      3,283,726
                                                                             -----------    -----------
Net increase in cash and cash equivalents                                      2,012,582      2,306,584
Cash and cash equivalents, beginning of year                                   2,058,498         55,611
                                                                             -----------    -----------
Cash and cash equivalents, end of period                                     $ 4,071,080    $ 2,362,195
                                                                             ===========    ===========


         See accompanying notes to the consolidated financial statements.

                              BITWISE DESIGNS, INC.
                       SUPPLEMENTAL CASH FLOW DISCLOSURES

           ----------------------------------------------------------



DETAILS OF BUSINESS ACQUISITIONS DURING THE QUARTER ENDED
        MARCH 31, 1996 (ITEM 1, NOTE 4):

        Fair Value of Assets Acquired                                                      $943,897

        Liabilities Assumed                                                               1,269,801

        Cash and Cash Equivalents Acquired                                                   45,821


DETAILS OF BUSINESS ACQUISITIONS DURING THE QUARTER ENDED
     SEPTEMBER 30, 1994 (ITEM 1, NOTE 6):

     Fair Value of Assets Acquired                                                       $4,131,265

     Liabilities Assumed                                                                  3,907,593

     Cash and Cash Equivalents Acquired                                                     411,620


OTHER SUPPLEMENTAL INFORMATION:                                                  For the 9 months ended
                                                                            March 31, 1996       March 31, 1995
                                                                            --------------       --------------
        Interest Paid                                                          $141,887               $74,911

        Income Taxes Paid                                                        19,009                 7,375




See accompanying notes to the consolidated financial statements.

                              BITWISE DESIGNS, INC.
ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of BitWise Designs, Inc. and its wholly owned subsidiaries, Electrograph Systems, Inc., System Solutions Technology, Inc. and DJS Marketing, Inc. (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. The management of the Company believes the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position as of March 31, 1996 and 1995 and results of operations and cash flows for each of the periods presented.

2. The results of operations for the three and nine months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1995.

4. On March 8, 1996 the Company acquired all of the capital stock of DJS Marketing, Inc. in exchange for 200,000 shares of the restricted common stock of the Company and $80,000 in cash for the aggregate purchase price of $1,130,000. The Companies personal computer division has been transferred to DJS. For more information on the acquisition of DJS it's suggested that these statements be read in conjunction with Form 8-K filed on March 22, 1996 with the Securities and Exchange Commission.

5. The Company completed a private equity offering including common stock and warrants of $5,000,000 in December 1995 exempt from registration under the Securities Act of 1933, with net proceeds of approximately $4,300,000.

6. In August 1994 the Company successfully completed a second public offering of common stock through Berkeley Securities Corporation. The offering produced $5,000,000 in gross proceeds through the sale of 1,000,000 shares of common stock at the initial offering price of $5.00 per share. Net proceeds from the offering aggregated $4,375,100. The Company also incurred additional expenses associated with the offering in the amount of $801,691. On the same date the Company also completed the acquisitions of Electrograph Systems, Inc. and System Solutions Technology, Inc. For more information on the public offering and the acquisitions it is suggested that these statements be read in conjunction with Form 8-K filed on August 26, 1994 with the Securities and Exchange Commission.

7. Net income/(loss) per share on common stock is computed using the weighted average number of shares of common stock outstanding during each year. The weighted average number of shares of common stock used in calculating earnings per share was 6,054,899 and 5,124,635 for the three and nine months ended March 31, 1996, respectively and 4,473,099 and 4,156,705 for the three and nine months ended March 31, 1995, respectively.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
ITEM 2.           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and notes contained elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

THE THREE AND NINE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE AND NINE MONTHS ENDED MARCH 31, 1995.

         The Company realized a consolidated net loss of $1,536,468, $.30 per share and $879,358, $.15 per share for the nine and three months ended March 31, 1996, respectively. This compares to a net profit of $158,137, $.04 per share and $25,549, $.01 per share for the nine and three months ended March 31, 1995, respectively. The Company had consolidated net sales of $20,735,114 and $7,190,970 for the nine and three months ended March 31, 1996, respectively. This compares to consolidated net sales of $17,450,363 and $6,749,789 for the nine and three months ended March 31, 1995, respectively.

         The sales increase for the nine months ended March 31, 1996 compared to the prior year can be attributed to the acquisitions of Electrograph Systems, Inc. ("ESI"), System Solutions Technology, Inc. ("SST") on August 18, 1994 and also the acquisition of DJS Marketing ("DJS") on March 8, 1996; as well as sales growth from the Company's new DocStar product line. The decrease in profits is attributed to the introduction of the DocStar product line, which is a document imaging and retrieval system. During the current fiscal year the Company has incurred and expects to continue to incur significant costs to build a management and sales team, establish a distribution network and to advertise and promote DocStar; as well as continued R&D expenditures. As a result of these introduction costs the Company has incurred losses to date and anticipates it will continue to incur significant losses during the remainder of the current fiscal year.

         Gross profit for the nine and three months ended March 31, 1996 was $3,209,013 and $1,222,451, respectively. This compares to gross profit of $2,927,688 and $1,123,926 for the nine and three months ended March 31, 1995, respectively. The gross profit margin was 15.5% and 17.0% for the nine and three months ended March 31, 1996, respectively. This compares to the gross profit margin of 16.8% and 16.7% for the nine and three months ended March 31, 1995, respectively. The gross profit margin (which is defined as gross profit as a percentage of sales) decreased on a year-to-date basis due to aggressive pricing of the Company's products especially the computer peripheral products. During the current quarter the gross margin increased due to the growth of the Company's DocStar product line which has significantly higher margins than other product lines of the Company.

         Selling, general and administrative expenses consist of all other Company expenses except product development costs and interest. These costs increased from $2,772,374 and $1,093,266 for the nine and three months ended March 31, 1995, respectively to $4,614,275 and $2,072,275 for the nine and three months ended March 31, 1996, respectively. These costs increased for the nine month period ended March 31, 1996 due to the addition of SST and ESI which were acquired midway through the quarter ended September 30, 1994, as well as the acquisition of DJS in March 1996. In addition, the Company incurred significant expenses related to the DocStar product line. As a percentage of sales, these costs increased from 15.9% and 16.2% for the nine and three months ended March 31, 1995, respectively to 22.3% and 28.8% for the nine and three months ended March 31, 1996. This increase in percentage of expenses to sales is due to the introduction of the DocStar product line to the national market place. The Company incurred significant expenses for sales and administrative staffing, including payroll costs, travel and living costs and office costs. The Company also incurred significant national advertising and promotional expenses. Previously DocStar was only marketed in the Albany, New York region.

          Interest costs totaled $152,435 and $62,968 for the nine and three months ended March 31, 1996, respectively and $74,911 and $30,144 for the nine and three months ended March 31, 1995. The increase in interest cost is related to the increase in sales over the prior year. As sales increased the Company increased its borrowings to fund inventory and receivables. The increase is also due to an increase in interest rates compared to the prior year.

          Product development expenses relate primarily to software development of the Company's DocStar product line, increased from $20,612 and $6,954 for the nine and three months ended March 31, 1995, respectively to $65,342 and $29,896 for the nine and three months ended March 31, 1996, respectively. The Company has a policy of capitalizing software development costs and amortizing those costs over three years.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The Company's long-term debt consists primarily of two loans from affiliates of the Schenectady Economic Development Corporation. The principal balance of long-term debt at March 31, 1996 totaled $39,789.

         The Company also has two working  capital  lines-of-credit  totaling
$4,800,000  which is  collateralized by  all   accounts
receivable, inventory and all other assets of the Company or subsidiary. The debt accrues interest at rates ranging from the prime rate plus 1.75% and 2% per annum. The line-of-credit agreements include various covenants which require the Company or subsidiary to maintain a minimum tangible net worth, maximum debt to tangible net worth and for DJS a minimum tangible current ratio. They also require delivery of periodic financial information and quarterly audits conducted by the lender. Under the terms of the credit lines, BitWise may borrow up to $500,000, ESI may borrow up to $900,000, SST may borrow up to $1,100,000 and DJS may borrow up to $2,300,000.

         The Company completed a private equity offering including common stock and warrants of $5,000,000 in December 1995 under the Securities Act of 1933, with net proceeds of approximately $4,300,000. The Company anticipates using most of the proceeds to fund sales, marketing and distribution of its DocStar product line on a national basis. These expenditures will include staffing, advertising and promotion, travel, consulting, office expansion, furniture, equipment and other related costs.

         The Company completed its second public offering of common stock on August 18, 1994. The offering produced $5,000,000 in gross proceeds through the sale of 1,000,000 shares at an initial offering price of $5.00 per share. Net proceeds totaled approximately $3,600,000, after expenses.

         Property, plant and equipment expenditures totaled $324,277 for the nine months ended March 31, 1996. There were no purchase commitments outstanding or contemplated.

         The Company anticipates that cash expected to be provided by operations together with the line-of-credit will be sufficient to satisfy normal operating obligations through the end of the fiscal year. The proceeds from the private equity placement referred to above should be sufficient to launch the DocStar product line.




PART II OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


ANNUAL MEETING OF SHAREHOLDERS

         On January 25, 1996 the Company held its Annual Meeting of Stockholders in Albany, New York. Holders of the Company's Common Stock of record on December 12, 1995 (the "Record Date") were entitled to receive notice of, and attend, the Annual

Meeting. At the Record Date, there were 5,908,226 shares of Common Stock issued and outstanding and entitled to vote at the Annual Meeting. Of the total outstanding shares, 4,096,404 shares (69%) were represented at the Annual Meeting either in person or by proxy.
         At the Annual Meeting, stockholders were asked to (i) elect eight (8) directors to the Board of Directors for a term of one year.
         The names of the eight (8) persons elected to the Board of Directors for a term of one (1) year, and the votes cast for and against each nominee are set forth below:

Nominee                                Votes For                             Votes Against
- - -------                                ---------                             -------------
John T. Botti                          4,086,170                             10,234
Richard F. Clowes                      4,044,680                             51,724
John W. Loofbourrow                    4,086,170                             10,234
Donald J. Payne                        4,044,630                             51,774
J. Edward Sheridan                     4,086,120                             10,284
Ira C. Whitman                         4,086,120                             10,284
Barry Steinberg                        4,044,680                             51,724
William Bierlin, Jr.                   4,085,987                             10,417



ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K

(B) REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1996:

Date of Report                                            Item Reported
 1. Form 8-K dated March                                  Item 2. Acquisition of Assets.
    22, 1996                                                      Form 8-K filed to re-
                                                                  port the acquisition
                                                                  of DJS Marketing Group,
                                                                  Inc.

 2. Form 8-K dated April                                  Item 5. Other Information.
    24, 1996                                                      Form 8-K filed to re-
                                                                  port the listing of the
                                                                  Registrant's common
                                                                  stock on the Pacific
                                                                  Exchange.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BITWISE DESIGNS INCORPORATED

May 15, 1996                                /s/ John T. Botti
- - ------------                                -----------------
  DATE                                      JOHN T. BOTTI
                                            PRESIDENT & CHIEF EXECUTIVE OFFICER

                                            /s/ Dennis H. Bunt
                                            ------------------
                                            DENNIS H. BUNT
                                            CHIEF FINANCIAL OFFICER

                                EXHIBIT INDEX
                                -------------



Exhibit
  No.               Description
- - -------             -----------

  27                Financial Data Schedule