Form 10KSB
period 1996-06-30
BITWISE DESIGNS INC
filed 1996-09-30
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

(Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                     June 30, 1996
                          ------------------------------------------------------

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to ________________

                           Commission File No. 0-20190

                              BITWISE DESIGNS, INC.
                 (Name of Small Business Issuer in its charter)

          Delaware                                               14-1673067
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                     Building 50, Rotterdam Industrial Park
          Schenectady, N.Y.                                        12306
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code          (518) 356-9741
                                              ----------------------------------

- --------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                  Name of Each Exchange on
        Title of Each Class                            Which Registered
        -------------------                       ------------------------
Common Stock, $.001 par value                     Pacific Stock Exchange
- -----------------------------------               ------------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:
                                      NONE
                                (Title of class)
       ------------------------------------------------------------------
                                (Title of class)


                            [Cover Page 1 of 2 Pages]

               Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

               Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

               The Issuer's revenues for its most recent fiscal ended June 30, 1996 were $30,611,258.

               On September 24, 1996, the aggregate market value of the voting stock of Bitwise Designs, Inc. (consisting of Common Stock, $.001 par value) held by non-affiliates of the Registrant (approximately 6,494,600 shares) was approximately $34,096,000 based on the closing price for such Common Stock ($5.25) on said date as reported by the Nasdaq SmallCap Market.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

               On September 25, 1996, there were 7,076,609 shares of Common Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                           --------------------------


                            [Cover Page 2 of 2 Pages]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

        Bitwise Designs, Inc. ("Bitwise"), and its wholly-owned subsidiaries, Electrograph Systems, Inc. ("Electrograph"), System Solutions Technology, Inc. ("SST") and DJS Marketing Group, Inc. ("DJS") (Bitwise, Electrograph, SST and DJS are sometimes collectively referred to herein as the "Company") is engaged in the manufacture and distribution of document imaging systems, computer systems and related peripheral equipment, components and accessories and advanced technology industrial computers.

        In March 1996, the Company acquired DJS Marketing Group, Inc. a system integrator, computer reseller and personal computer manufacturer in Albany, New York. DJS is an authorized sales and support provider for Novell, Microsoft Solutions and Lotus Notes, as well as a member of Microage Infosystems.

        In August 1994, the Company acquired Electrograph, a value added distributor of microcomputer peripherals, components and accessories throughout the East Coast of the United States. Electrograph distributes products including nationally recognized brand names such as Mitsubishi, Sony, Hitachi, Magnavox, NEC, Toshiba, Idek, Nokia and Okidata. Electrograph's products include monitors (color, large screen, and flat screen), printers, large screen televisions, CD-ROMS, computer video products, optical storage products, notebook computers and personal computers. Customers of Electrograph are primarily value-added resellers, systems integrators, original equipment manufacturers (OEMs), retail stores, smaller distributors and end-user corporations, including Fortune 500 companies with the in-house sophistication and technical ability to select, use and maintain computers.

        Simultaneously with its acquisition of Electrograph, the Company acquired SST, a value added distributor of advanced technology industrial computers and computer peripherals. SST has three separate operating divisions:
Promark Technology ("Promark"), SST Technical Services ("TSD") and Electronic Marketing Associates ("EMA"). Each of these divisions is designed to address a specific market segment related to SST's customer base. Promark is a value added distributor of high technology computer and peripheral products to a customer base of value added resellers (VARS), systems integrators, commercial and industrial market OEMs, government agencies, and Fortune 500 companies which perform their own system integration. TSD provides value added services (such as, customization and integration of hardware and software systems) for computers or peripherals sold through Promark including warranty on products which have been customized or privately labeled. EMA is a manufacturers' representative selling on a commission only basis for approximately 15 small and medium size manufacturers of high technology products.

        The Company was organized in August 1985 and reincorporated under the laws of the state of Delaware in May 1992. The Company's executive offices are located at Building 50, Rotterdam Industrial Park, Schenectady, New York 12306, and its telephone number is (518) 356-9741.

GENERAL BUSINESS DEVELOPMENTS DURING THE LAST FISCAL YEAR

        In December 1995, the Company completed a private equity offering including common stock and warrants of $5,000,000 which was exempt from registration under the Securities Act of 1933. Net proceeds were approximately $4,300,000.

        In March 1996, the Company acquired all of the capital stock of DJS Marketing Group, Inc. in exchange for 200,000 shares of restricted common stock of the Company and $80,000 in cash for the aggregate purchase price of $1,130,000. The Company's personal computer division was subsequently transferred to DJS Marketing Group, Inc.

INDUSTRY OVERVIEW

        The Company competes in the manufacturing and distribution market for document imaging, personal computers, workstations and portable personal computers as well as microcomputer peripherals, networks, components accessories, Internet/Intranet development and advanced technology industrial computers. Each of these markets has experienced significant growth over the last decade, and the Company believes such growth will continue, particularly in the document imaging market.

 .....Document Imaging and Management

        A document imaging system enables the user to scan paper documents onto an optical disk, hard disk drive or other storage medium. The Company's DocStar product line utilizes a personal computer, proprietary software and a scanner. Such a system can be utilized as a "stand-alone" system or as part of a network installation. In January 1996, the Company, on a national level, introduced its document imaging system under the tradename DocStar, designed and manufactured by Bitwise.

        The Company believes the document imaging market is still developing and will experience significant growth in the future and that this market has the potential to provide profitable growth for the Company. There can be no assurance that the Company's efforts in this emerging market will result in profits, income or significant revenues to the Company.

 .....Personal Computers

        Personal computers or PCs are another principal product offered by the Company through its DJS subsidiary.

        PCs are generally single-task oriented and, as compared with higher performing workstations, have slower microprocessors, less graphics capabilities and lower resolution displays. PCs are generally characterized as stationary (desktop) or portable. Portables include transportables, laptops, notebooks and handhelds.

        The Company believes that the PC market has become less vendor-specific or brand name oriented due to the standardization of technology and the ease with which off-the-shelf components and circuit boards can be utilized in almost any configuration adopted by a manufacturer.

 .....Peripheral Computer Products

        Peripheral computer products includes printers, monitors, scanners, modems, software, etc. that operate in conjunction with a computer. Peripheral products are purchased from a wide assortment of suppliers and come in a variety of performance speeds, capabilities, features and prices. The market for these products is directly related to the computer market, however, there is a significant "after market" opportunity for these products. Customers frequently add peripheral products after the initial computer purchase. A value added distributor, such as SST and DJS, configures various computer hardware and peripheral products such as software together, to meet a specific customer's needs. The Company believes a significant portion of its business will continue to be sales of peripheral computer products.

 .....Workstations and Advanced Technology Industrial Computers

        Workstations are single user, high performance computer systems with advanced capabilities for computationally intensive scientific, engineering and industrial applications. Such uses include electronic publishing, business graphics, financial services, mapping, office automation or other applications which manipulate large amounts of data.

 .....Transportables

        Transportables are PCs which offer the functionality of a desktop computer in a compact, AC-powered case weighing less than 40 pounds. Transportables typically offer brighter, flat panel displays, higher-powered microprocessors, larger mass storage devices and more expansion options than are available in smaller laptop or notebook computers. The Company believes the transportable PC user is more interested in compatibility with desktop processing power and display quality than with weight, size, or battery life. Notebook and laptop computers cannot offer the expansion capabilities of transportables. Users with a need for specialized data acquisition devices, accelerator boards, and truly high capacity mass storage will continue to require transportable designs to meet their mobile computing needs. Transportables can also be produced in a ruggedized case for industrial uses.

 .....Notebooks/Laptops

        Notebooks and laptops use battery power and are smaller in size and weight than transportable or desktop designs. These products range in weight from under six pounds to about fifteen pounds, and in size from the equivalent of a narrow three-ring notebook binder to a small briefcase. Notebooks now offer the power and speed of desktop systems, but at a significantly higher cost.

 .....Networks

        A network installation involves network software installed on a fileserver computer with less powerful computers sharing information from the fileserver. Applications include E-mail, accounting systems, word processing, communication and any other applications requiring the sharing of information. Management believes that designing and installing network systems may be an area of growth for the Company, although there can be no assurance that growth in the network market can be realized.

 .....Internet/Intranet Development

        The Internet/Intranet is a computer based communication system which has international applicability. Customers utilize the Internet to advertise products, provide news and stock market products, provide educational data bases, as well as one on one and Group Communications. Through its DJS subsidiary, the Company provides customer Internet services, including installation of web pages.

                                     BITWISE

PRODUCTS

Document Imaging and Management

        In January 1996, Bitwise, on a national level, introduced its document imaging management system under the tradename DocStar which enables users to scan paper documents onto an optical disk, hard drive or other storage medium from which they can be retrieved in seconds. This system allows users to eliminate or significantly reduce paper filing systems. The Company believes that the problem of storage and management of paper documents confronts a broad spectrum of businesses and governmental agencies. The DocStar product line is intended to provide a cost effective method to reduce the space necessary to store documents while providing instantaneous retrieval of any document and improved security of documents.

        The operation of a document management system is similar to the operation of a facsimile machine. Documents are fed into an optical scanner which reads the documents and stores the information on one of several alternative mass storage devices. Documents can also be transmitted from or to the system via facsimile machine or modem.

        The main components of a document management system are a personal computer, a high speed electronic document scanner, a laser printer capable of reproducing documents quickly, and a software package which controls scanning, indexing, storage and reproduction. Bitwise purchases the scanner, laser printer and other necessary hardware from unaffiliated third parties and manufactures the PC for the system. The software utilized in DocStar consists of various versions of existing software from other developers, as well as software developed by the Company. The Company offers the DocStar System in three models:
System 10, System 20 and System 25. The DocStar System 10 is the base model. The System 20 and 25 offer faster processors or scanners, and increased storage capacity. Options and accessories include a jukebox, additional software, scanner upgrades, monitor upgrades and hardware upgrades.

        The Company markets the document management system under the tradename DocStar through a national dealer network. The Company owns one dealership in the Albany, New York region, which also serves as a test market for new applications and software.

BACKLOG

        Bitwise normally ships products within 5 days after receipt of an order and typically has no more than two weeks of sales in backlog at any time. Accordingly, Bitwise's backlog of orders at any point in time fluctuates and is not material.

RESEARCH AND DEVELOPMENT

        The market for Bitwise's products is characterized by rapid technological change involving the application of a number of advanced technologies, including those relating to computer hardware and software, mass storage devices, and other peripheral components. Bitwise's ability to remain competitive depends upon its ability to anticipate and effectively react to technological change, as well as the application requirements of its customers.

        From its inception, Bitwise has devoted continuing efforts to research and development activities to enhance its current products and introduce new products. Current development efforts are principally directed toward improving ease of use, adding system enhancements and increasing performance Product development expenditures were $129,075 and $29,384 for fiscal years 1996 and 1995, respectively. The Company believes it must continue to enhance its document imaging products to respond to the needs of an ever changing marketplace.

QUALITY CONTROL AND SERVICE

        Quality control at Bitwise is addressed at three levels of the production process. First, components considered for use in standard systems are tested for compatibility by the research staff. Second, incoming components receive a physical damage inspection on receipt and again at the start of the production process. Each memory module is electronically tested prior to assembly. Each complete unit is then functionally tested at the end of the assembly process to demonstrate that all components are engaged and fully operational.

        Third, each complete unit is "burned-in" for twenty-four hours. This process involves running a component test program which sequentially tests each memory bit, processor circuit, and drive memory track to verify correct operation in a temperature-controlled chamber. This test is repeated continuously over the burn-in period. Since electronic components have their greatest failure risk during the first few hours of active operation, management believes that the burn-in process reveals nearly all faulty components before they reach the end user.

        The Company's dealers provide service to the end users. All dealers receive service training from the national service staff. The Company provides the dealer with replacement parts free of charge for 13 months after date of shipment. The Company's vendors provide a similar warranty for failed components. The Company offers liberal telephone support service to its dealers.

MANUFACTURING AND SUPPLIERS

        Bitwise's products have been designed to enable a wide variety of system configurations to be assembled from a few basic modules. Bitwise's manufacturing operations consist primarily of the assembly, test and quality control of all parts, components, subassemblies and systems.

        Bitwise uses standard parts and components in its existing product lines which it purchases from unaffiliated third parties. The Company believes adequate alternative suppliers are available.

        Bitwise has no contractual arrangements with any of its suppliers. Shortages of component parts could occur, which could delay or interrupt Bitwise's manufacture and delivery of products and thereby adversely affect Bitwise's operating results. To date, Bitwise has not experienced any material delays in deliveries from its suppliers. Although Bitwise endeavors to mitigate the potentially adverse effect of supply interruptions by evaluating alternative sources of supply, there can be no assurance that such components will be available as and when needed.

        All of the peripherals available through Bitwise are manufactured by third parties. Bitwise only assembles the computer which is part of the DocStar system.

PATENTS AND TRADEMARKS

        Bitwise has no patents but has registered the logo "BitWise Designs" and Bitwise's associated trademark, "DocStar". No assurance can be given that registration will be effective to protect Bitwise's trademarks. The Company believes the tradename
"BitWise Designs" is material to its business.

SALES AND MARKETING

        Currently, Bitwise's products are primarily distributed through a national dealer network. The Company also sells direct through one dealership it owns in its local market area. Primarily through national advertising and favorable reviews in industry publications, newspapers, magazines, press releases and other periodicals serving the document imaging industry, management believes that Bitwise has achieved a national, albeit small, sales presence.

        Bitwise is still in the early stages of developing its national dealer network and management hopes to significantly increase the number of dealer locations during the remainder of the current fiscal year, although there can be no assurance it will be successful in such efforts.

        Bitwise's products are typically sold on credit terms (to qualified accounts), and are warranted against defects in materials and workmanship for a period of 13 months from purchase. Bitwise currently employs four regional sales managers. The regional sales managers employ several district managers to cover all the significant markets in their region. Currently, Bitwise is continuing to recruit district sales managers to fill the four regions of the country.

        The Company is also pursuing international dealers through agents of large multi-national firms.

COMPETITION

        The market for Bitwise's products is competitive and rapidly changing, and Bitwise expects competition to continue to be intense in the foreseeable future. This competition is direct (i.e., companies that make similar products) and indirect (i.e., companies that participate in the market, but are not direct competitors of Bitwise). Bitwise competes with major document imaging manufacturers such as Canon, Panasonic and Sharp. Many of Bitwise's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources, and a larger installed base, than Bitwise.

EMPLOYEES

        Bitwise employs 56 full-time employees including its executive officers. No employees are covered by a collective bargaining agreement, and Bitwise believes its relations with its employees is satisfactory.

                                  ELECTROGRAPH

        Electrograph is a value added distributor of microcomputer peripherals, components and accessories throughout the United States. The distribution center and offices of Electrograph are located in Hauppauge, New York from which all of its products are shipped.

PRODUCTS

        The major categories of products presently distributed, and the current range of suggested list prices by Electrograph are described below.

        Printers. Electrograph distributes a broad line of sublimitation and wax printers and supplies at prices ranging from $3,000 to $20,000.

        Monitors. Electrograph distributes Mitsubishi, Hitachi, Nokia, EDL, Eizo Nanao, NEC and Sony monitors at prices ranging from $400 to $8,000.

        Other Products. Other products distributed by Electrograph include:
Multimedia projectors at prices from $2,000 to $18,000; Distribution boxes; RGB, VGA, at prices of $300 - $2,000; Graphic cards; from $300 - $4,000; Computer and Printer cables at $5 to $75; and CD-ROM, Multimedia Kits at $150 to $600.

BACKLOG/INVENTORY CONTROL

        Electrograph does not stock significant amounts of inventory relative to the number of different products it carries. Most products are stocked to provide a 30-day supply.

CUSTOMER SUPPORT

        Electrograph provides technical assistance to customers through its Hauppauge, New York office. Electrograph will ship returns of other defective products to the manufacturer or to an authorized repair center. Returns have historically been approximately 3% of net sales. Electrograph does not believe that such a breakdown or the dollar amounts of product returns is material, however, as substantially all of these amounts are reimbursed to Electrograph by its suppliers through credits and replacements, and also through restocking charges and resale. As a result, Electrograph's costs charged to operations for such returns have been minimal.

        Electrograph's distribution center is equipped with computer demonstration facilities that permit customers to observe and learn about new products and monthly specials available to the customers. This facility also displays a variety of computer trade publications that keep the reader abreast of the latest industry developments and are provided free of charge.

        Electrograph provides manufacturers product line literature at no charge to its customers and distributes a quarterly product catalog, at no charge, that describes Electrograph's products and prices, its payment and shipping policies, customer support services and manufacturers' warranty policy. Electrograph also periodically publishes a direct mail flyer on new products and special offerings.

SUPPLIERS

        Products are selected by Electrograph to minimize competition among suppliers' products while maintaining some overlap to provide protection against product shortages and discontinuations and to provide different price points for certain items. Management believes Electrograph's relationships with its suppliers are enhanced by providing feedback to suppliers on products, advising suppliers of customer preferences, working with suppliers to develop marketing programs, and offering suppliers the opportunity to provide seminars for Electrograph's customers.

        Like most of its competitors, Electrograph distributes products for manufacturers throughout the United States on a non-exclusive basis without geographic restrictions. Electrograph has supplier agreements with many of its suppliers which it believes are in a form customarily used by each manufacturer. These agreements usually contain provisions which allow termination without cause, by the supplier generally upon 30 to 60 days notice.

        Electrograph's supply agreement with Mitsubishi requires minimum purchases of $750,000 per year. Otherwise, none of Electrograph's material supplier agreements require the sale of specified quantities of products or restrict Electrograph from selling similar products manufactured by competitors. Electrograph, therefore, has the ability to terminate or curtail sales of one product line in favor of another product line as a result of technological change, pricing considerations, customer demand or supplier distribution policy. Electrograph has never been terminated by any of its suppliers.

        Most of Electrograph's major suppliers provide price protection, by way of credits, against price reductions by the supplier between the time of the initial sale to Electrograph and the subsequent sale by Electrograph to its customer. Additionally, most of Electrograph's suppliers accept defective merchandise returned within 12 to 15 months after shipment to Electrograph. Some suppliers permit Electrograph to rotate its inventory by returning slow moving inventory for other inventory. The total amount of advertising expense funded by suppliers by means of credits has historically been less than 1% of net sales. Credits, refunds or other payments to which Electrograph was entitled by reason of price protection, advertising allowances, stock rotations and refunds for defective merchandise totalled approximately 1% of net sales for fiscal 1996.

        While Electrograph distributes products of more than 15 suppliers, approximately 53% of Electrograph's net sales in fiscal 1995 and 50% of Electrograph's net sales for fiscal 1996, were derived from products manufactured by Mitsubishi, Electrograph's largest supplier.

PATENTS, TRADEMARKS AND LICENSES

        Electrograph does not have any patents and does not consider patents significant to its business. Electrograph has registered its trade names and service marks "Computers for Less" and "Chip N Byte" with the United States Patent and Trademark Office.

SALES AND MARKETING

        Electrograph's distribution operations are currently conducted from two distribution centers in Hauppauge, New York and Long Beach, California. Electrograph also maintains sales offices in Baltimore, Maryland and Northville, New York and Long Beach, California.

        Credit is extended in most circumstances, and is generally limited to 30-day payment terms.

COMPETITION

        The microcomputer distribution industry is intensely competitive and is characterized by constant pricing pressures and rapid product performance, improvement and technological change resulting in relatively short product lives and early product obsolescence. Competition is primarily based on product lines and availability, price, delivery and other support services. Competing distributors include other national distributors, regional distributors and manufacturers' direct sale organizations, many of which have substantially greater technical, financial and other resources than Electrograph. Major wholesale electronic distribution competitors include Ingram Micro D, Inc., Merisel, Inc., Tech Data Corporation, and Gates/FA Distributing, Inc.

        Electrograph's ability to compete favorably is, in significant part, dependent upon its ability to control costs, react timely and appropriately to short- and long-term trends and competitively price its products while preventing erosion of its margins, and there is no assurance that Electrograph will be able to do so.

EMPLOYEES

        Electrograph has 14 full-time employees, including five marketing and sales personnel (including one executive officer), two customer service personnel, one warehouse employee and six administrative personnel. None of Electrograph's employees are covered by a collective bargaining agreement. Electrograph considers relations with its employees to be satisfactory.

                        SYSTEM SOLUTIONS TECHNOLOGY, INC.

        SST is a value added distributor of advanced technology industrial computers and computer peripherals. SST's main offices are located in Laurel, Maryland.

PROMARK TECHNOLOGY DIVISION

        Promark distributes a full range of ruggedized computers: hand held, portable, lugable or rackmounted. Promark also distributes high technology microcomputer peripherals including document scanners, optical disk drives and juke boxes, high capacity magnetic tape drives and tape library systems for imaging and network mass storage applications. These computers are frequently used as portable work stations and therefore, must have the ability to accept devices providing additional capabilities. They function in hostile environments such as, factory floors, outdoor unheated sheds, bright sunlight, and field service applications.

        Although Promark has a broad list of suppliers, nine were responsible for 80% of its sales in fiscal 1996: Getac Computer, Exabyte, UMAX, Ricoh, Hitachi, Radius, Maxoptic, GCC Technologies and Storage Technology. None of these suppliers accounts for 10% or more of Promark's purchases. Promark is distributor and service center for several of these companies.

        Promark manufacturers its own line of high performance portable and mobile computers. These computers range in price from $5,000 to $10,000 and possess workstation capabilities.

TECHNICAL SERVICES DIVISION

        TSD provides all value added service to computers or peripherals sold by Promark. TSD provides all warranty on products that have been customized or privately labeled. This division also performs on-site and depot service for many other products sold by SST. TSD is currently authorized to service Ricoh's laser printers and page scanners, Exabyte and Shugart tape drives, UMAX page scanners and Kontron computers. On-site contracts are in force with AT&T, Martin Lockheed and others.

        TSD also sells replacement parts for those products which it services, as well as other related supplies.

ELECTRONIC MARKETING ASSOCIATES DIVISION

        EMA is a manufacturers' representative selling on a commission only basis for 15 small and medium size manufacturers of high technology products. This sales effort has for the last 20 years been technology driven primarily to the military electronics markets. In the 1990s with the reduction in defense spending, a shift to the commercial and industrial market was completed.

        For example, EMA represents four manufacturers, Dranetz Technologies, Westinghouse Suresine, Westinghouse FTMS and Scientific Atlanta, that assist power companies in analyzing their power at the generator and at the point of use to enable these utilities to recommend to their users, or within their own distribution system, the equipment required for quality improvement and monitoring. EMA sells equipment used in each of these phases:
generation, distribution and use of power.

        In addition, EMA has moved aggressively into the expanding cellular market. EMA offers products used in the testing of transmitters, phones, antennas and the location of faults in cable, tower transmitters and receivers.

        Manufacturers represented by EMA include: Dranetz Technology, Marconi Instrument, GenRad, Loral Narda Microwave, Spectracom,
Scientific Atlanta, Westinghouse SureSine, Westinghouse FTMS,
Intercontinental Microwave and TRIQUINT.

PATENTS, TRADEMARKS AND LICENSES

        SST does not have any patents, trade names or service marks and does not consider patents, trade names or service marks significant to its business.

SALES AND MARKETING

        SST markets from Maine to Florida and all states east of the Mississippi River, with offices in Reading, Massachusetts, and Laurel, Maryland.

COMPETITION

        In addition to the competitors and competitive factors described above with respect to Bitwise and Electrograph, SST also competes with numerous small and local technicians and service companies who provide similar technical services in SST's area of operation. Further, SST competes with national distributors such as Ingram Micro D and Tech Data Corporation, and regional distributors such as Law Cypress and Peak Technologies. There can be no assurance SST will be able to successfully compete in the future.

EMPLOYEES

        SST has 20 full-time employees, including 10 marketing and sales personnel (including one executive officer), 3 customer service personnel, 1 warehouse employee, and 6 administrative personnel. None of SST's employees are covered by a collective bargaining agreement. SST considers relations with its employees to be satisfactory.

                            DJS MARKETING GROUP, INC.

        DJS (d/b/a Computer Professionals) is a network and systems integrator of computer and peripheral products to a varied customer base consisting of individuals, schools, government agencies, large manufacturers and distributors. DJS is the largest systems integrator in the Albany, New York region.

        DJS also produces Bitwise PC's at their Albany, New York production facility. Additionally, contained within this facility is the DJS Service Department where factory trained computer technicians diagnose, service and upgrades all major brands of computer equipment.

        DJS services network integration, Internet/Intranet development, accounting solutions, service and consultation, document management, video conferencing and application training.

Products

        NETWORK INTEGRATION.

  DJS' network integration group designs, implements, installs, manages and supports enterprise networks with products from Novell, Microsoft, UNIX, Tricord, Synoptics, Compaq and Cisco among others.

        Because DJS's clients have custom objectives, DJS designs customer solutions and its engineers analyze hardware, software, and cabling to ensure effective and affordable solutions.

        INTERNET/INTRANET DEVELOPMENT.

        DJS offers services related to the Internet, including Internet connectivity, web page development, and hardware installation Additionally, DJS assists its clients through the buying and implementation process with Internet/Intranet training and ongoing support.

        ACCOUNTING SOLUTIONS.

        DJS also markets accounting systems from State-of-the-Art and Macola to various end-users such as distributors, manufacturers and wholesalers. DJS personnel conduct analyses of each client's requirements and custom design an accounting system to satisfy these requirements.

        SERVICE AND CONSULTATION.

        DJS's service department is authorized to repair and maintain all major brands of the products sold by DJS, including warranty and post-warranty equipment. DJS generally guarantees a four hour response time for all service calls, with an average resolution time of next day.

        DJS's engineers also provide complete system configuration services. These include installation of all hardware, including memory, disk drives, network or communication adapters, as well as any associated software or driver. All units are thoroughly tested after configuration, eliminating malfunctioning units.

        DOCUMENT MANAGEMENT.

        DJS also offers document imaging services which it believes offers an efficient and financially attainable alternative to conventional, costly paper trails. Management believes Digital documents can be stored, searched, retrieved and edited in a fraction of the time with complete access to the network and quality control features. Among other product lines, DJS offers customers the Company's DocStar line.

        VIDEO CONFERENCING.

        DJS offers video conferencing services which it believes offers a cost-effective means of "buying" more hours in a day and eliminating the high cost of travel while satisfying each customer's communication needs.

        DJS provides flexible platform-independent video-conferencing solutions that can be integrated into a single workstation environment or an enterprise network.

        APPLICATION TRAINING.

        DJS provides application training either on-site or in its facility. DJS has a state of the art multimedia training facility with a wide range of courses including specialized instruction in Lotus Notes, HTML training, and World Wide Web page development.

SALES AND MARKETING.

        DJS markets its products and services to all of New York State, and parts of Vermont and Massachusetts with a satellite affiliate in Chicago. DJS intends to expand its national and international growth of its sales and marketing departments. Clients include individuals, small office/home office owners, schools, government agencies, large corporations, manufacturers and distributors.

COMPETITION.

        DJS is one of the oldest and largest network and systems integrators in the Capital District of Albany, New York, and works on many diverse platforms. While management believes that no other computer company offers the breadth of services of DJS, competitors of computer sales, service and support in general, would include Computerland, Computers Etc., CompUSA, Entex and Ameridata.

EMPLOYEES

        DJS has 32 full-time staff members, including three (3) executive officers. None of the employees of DJS are represented by a collective bargaining agreement. DJS believes that its employee relations are good.

                              ACQUISITION STRATEGY

        The Company intends to pursue a program of growth through the acquisition of products and technologies that complement and augment its existing products and customer base. The Company may also purchase the assets of, or otherwise acquire, merge or combine with, another computer product or service company or other compatible business enterprises. The Company's strategy is to consolidate synergistic technologies through such acquisitions and thereby increase its position in the growing document imaging and computer marketplace. The Company's long-term plan is to expand Bitwise's sales and income potential by achieving economies of scale as it expands its revenue base. The Company's past acquisitions have been funded through public or private offerings of its securities, or paid through a combination of cash and the issuance of securities. Future acquisitions will most likely continue to involve similar funding alternatives.

                            CAUTIONARY STATEMENTS

        As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution stockholders and investors that the following important factors, among others discussed throughout this report, in some cases have affected and in some cases could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward looking statements made herein.

SIGNIFICANT LOSSES

        The Company has incurred losses of $2,961,039, $813,380 and $1,872,819, respectively, for its fiscal years ended June 30, 1996, 1994 and 1993 and had only a minimal profit for the fiscal year ended June 30, 1995. Furthermore, the Company commenced marketing of its DocStar line of document imaging systems on a national basis in Jaunary 1996. The Company anticipates it will continue to incur significant losses during the remainder of the fiscal year ending June 30, 1997 primarily due to expenses incurred in the marketing of DocStar. Moreover, the Company's prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line and the competitive environment in which the Company operates. There can be no assurance that the Company will be able to achieve profitable operations in the future operating periods.

UNCERTAINTY OF WIDESPREAD MARKET ACCEPTANCE OF NEW PRODUCTS

        The Company introduced the DocStar system on a national level in January, 1996. As is typical with new products, demand and market acceptance for the DocStar imaging system is subject to a high level of uncertainty. Achieving widespread acceptance of this product line will require substantial marketing efforts and the expenditure of significant funds to create brand recognition and customer demand for such products. There can be no assurance that adequate marketing arrangements will be made for such products. Moreover, there can be no assurance that these products will ever achieve widespread market acceptance or increased sales or that the sale of such products will be profitable.

COMPETITION

The Company and its subsidiaries are engaged in the highly competitive businesses of manufacturing and distributing computer hardware and software as well as technical support services for such businesses. The computer hardware industry is highly competitive. The Company competes in the portable computer market with major computer manufacturers such as International Business Machines, Inc., Apple Computers, Inc., Compaq Computer Corporation and Dell Computer, as well as various manufacturers of super portables who are concentrated in the Company's target market, such as Dolch Computer Systems, Inc. and Ergo Computing, Inc. All of these companies have substantilly more experience and greater sales, as well as greater financial and distribution resources than those of the Company. The Company also competes with many independent computer companies, smaller than those mentioned, many of which also have substantially greater sales, financial resources and experience than those of the Company. The most significant factors which form the basis upon which the Company competes are the quality of its products, including advanced capabilities, and price. There can be no assurance the Company can effectively continue to compete in the future.

        The microcomputer distribution industry, in which the Company is engaged through Electrograph, is intensely competitive and is characterized by constant pricing pressures and rapid product performance, improvement and technological change resulting in relatively short product lives and early product obsolescence. Competition is primarily based on product lines and availability, price, delivery and other support services. Competing distributors include other national distributors, regional distributors and manufacturers' direct sale organizations, many of which have substantially greater technical, financial and other resources than the Company. Major wholesale electronic distribution competitors include Ingram Micoro D, Inc., Merisel, Inc., Robec, Inc., Tech Data Corporation, Entertainment Marketing Inc. and Gates/FA Distributing Inc. The Company's ability to compete favorably is, in significant part, dependent upon its ability to control costs, react timely and appropriately to short- and long-term trends and competitively price its products while preventing erosion of its margins, and there is no assurance that the Company will be able to do so.

        In addition to the competitors and competitive factors described above with respect to Bitwise and Electrograph, SST also competes with numerous small and local service companies who provide similar technical services in SST's area of operation. Further, SST competes with national distributors such as Ingram and Tech Data Corporation, and regional distributors such as Law Cypress and Peak Technologies. There can be no assurance SSt will be able to successfully compete in the future.

        The Company's newly acquired subsidiary, DJS Marketing Group, Inc., is engaged in the highly competitive business of systems integration and computer reselling. DJS competes with many small and local companies which provide similar technical services to those offered by DJS. Additionally, DJS must compete with other computer resellers, many of whom have greater financial and technical resources. There can be no assurance that DJS will be able to compete successfully with these competitors.

        DJS currently leases 7,990 square feet of office, warehouse and showroom space in Albany, New York for $70,700 per year. This lease expires in May 2001.

        Management believes that its current facilities are adequate to meet its present and foreseeable requirements.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is a party to no legal proceedings which may have a material adverse effect on its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable
                                      19

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Upon the effectiveness of the Company's public offering on May 13, 1992, its Common Stock commenced trading in the over-the-counter market and was listed on the SmallCap Market of the Nasdaq Stock Market ("NASDAQ") under the symbol BTWS. On August 11, 1994, the Common Stock commenced trading on the Boston Stock Exchange under the symbol BTW. On June 25, 1996, the Company withdrew its listing on the Boston Stock Exchange. On April 24, 1996, the Company's Common Stock commenced trading on the Pacific Stock Exchange.

        The following is the range of high and low closing prices for the Company's Common Stock on the Nasdaq SmallCap Market for the periods indicated below:

                                                  High             Low
                                                  ----             ---
Common Stock
- ------------
Fiscal Year 1996
- ----------------
        1st Quarter.............................  5-1/4           1-9/16

        2nd Quarter.............................  7-3/8           4-3/8

        3rd Quarter.............................  7-15/16         5-3/8

        4th Quarter.............................  6-7/8           4-5/8

Fiscal Year 1995
- ----------------
        1st Quarter.............................  5-1/2           4-1/2

        2nd Quarter.............................  5-1/2           5-1/8

        3rd Quarter.............................  5-3/16          1-1/4

        4th Quarter.............................  2               1-3/8

        The above quotations represent prices between dealers, do not include retail mark-ups, mark-downs, or commissions, and do not necessarily represent actual transactions.

        There are approximately 660 holders of record of the Company's Common Stock but the Company believes there are more than 500 beneficial holders of the Company's Common Stock.

        The Company has not paid any dividends upon its Common Stock since its inception. The Company does not expect to pay any dividends upon its Common Stock in the foreseeable future and plans to retain earnings, if any, to finance the development and expansion of its business. Further, the Company's Certificate of Incorporation authorizes the Company's Board of Directors to issue Preferred Stock with a preferential right to dividends and at the present time, only holders of the Series B Convertible Preferred Stock have a preferential right to dividends. The Series B

Convertible Preferred Stock bears dividends at 7% (10% with respect to 28,571 shares) per annum.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS

        The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the Company's financial statements, including the notes thereto, contained elsewhere in this report.

RESULTS OF OPERATIONS

Fiscal Year 1996 Compared to Fiscal Year 1995

        The Company realized a consolidated net loss of $2,961,039 or $.55 per share, for the fiscal year ended June 30, 1996 compared to a net profit of $3,681, or $.00 per share, for the fiscal year ended June 30, 1995. Consolidated net sales totaled $30,611,258 for fiscal year 1996 compared to $23,949,368 for fiscal year 1995.

        The sales increase is partially attributed to the acquisition of DJS Marketing Group, Inc. in March 1996. Sales increases also reflect the inclusion of Electrograph and SST as wholly-owned subsidiaries of the Company for the entire fiscal year 1996 compared to inclusion for only approximately 10 1/2 months in fiscal year 1995. The Company also experienced significant sales growth in its document imaging product line known as DocStar. Additionally, Electrograph Systems, Inc., and System Solutions Technology, Inc. ("SST") also experienced sales growth. The decrease in profits can be attributed to the introduction of the DocStar product line. During fiscal year 1996, the Company incurred and expects to continue to incur, significant costs to build a management and sales team, significantly expand its distribution network and to advertise and promote DocStar. As a result of these various costs, the Company has incurred a loss for the year ended June 30, 1996.

        Gross profit for fiscal year 1996 was $4,826,693 compared to $3,956,846 for the 1995 fiscal year. The gross profit margin was 15.8% for fiscal 1996 compared to 16.5% for fiscal 1995. The Company's gross profit margin (which is defined as gross profit as a percentage of sales) decreased slightly due to aggressive pricing of certain Company products such as personal computers and peripheral computer products. This was partially offset by the growth in sales of the Company's DocStar product line which has significantly higher gross margins than other product lines of the Company. Increases in gross profit also resulted from inclusion of SST and Electrograph for a full fiscal year as compared to the previous fiscal year, as well as the acquisition of DJS, as described above.

        Selling, general and administrative expenses consist of all other Company expenses, except product development and interest. These costs increased from $3,993,861 in fiscal 1995 to $7,564,946 in fiscal 1996. The increase in such expenses is due to the acquisition of DJS as well as the growth of SST and Electrograph. Additionally, these increased expenses resulted from inclusion of SST and Electrograph for full fiscal year 1996. In addition, the Company incurred significant selling, general and administrative costs related to the DocStar product line in fiscal 1996, including costs associated with the hiring of a national dealer sales force and related expenses such as salaries, travel and living expenses, moving expenses, communication costs, equipment costs and benefits as well as advertising, promotion, sales training, service training, technical support, production overhead and office overhead. The Company is continuing to recruit sales, marketing and service personnel for the DocStar line, and therefore additional costs will be incurred during the next fiscal year.

        As a percentage of sales, selling, general and administrative costs increased from 16.7% in fiscal 1995 to 24.7% in fiscal 1996. Management believes that as the DocStar sales volume increases this percentage of selling, general and administrative costs to sales will decrease. Recently the Company opened its Central and Western United States dealership territories and expects significant growth in the future. Prior to June 30, 1996 most sales were limited to dealers in the Northeastern United States with some minor volume in the Southern United States.

        Interest costs totaled $232,678 in fiscal 1996 compared to $108,239 in fiscal 1995. The increase in interest cost is related to the increase in sales volume over the prior year. Additionally, this increase reflects interest costs associated with the $2.3 million credit facility obtained by the Company's recently acquired subsidiary, DJS. As sales increased the Company increased its borrowings to fund inventory and receivables. To a lesser extent the increase is also due to an increase in interest rates compared to the prior year.

        Product development expenses that relate primarily to development of the Company's DocStar product line, increased from $29,384 in fiscal 1995 to $129,075 in fiscal 1996. The Company has a policy of capitalizing qualifying software development costs and amortizing those costs over three years. During fiscal year 1996, the Company capitalized $29,957 in such costs as compared to $48,911 in fiscal 1995.

Fiscal Year 1995 Compared to Fiscal Year 1994

        Sales for the years ended June 30, 1995 and 1994 were $23,949,368 and $4,661,377, respectively. The increase of sales for fiscal 1995 of $19,287,991 resulted primarily from the acquisitions of Electrograph Systems, Inc. and System Solutions Technology, Inc. on August 18, 1994. Net income also increased from the prior year as a result of the acquisitions from a loss of $813,380 for the year ended June 30, 1994 to a profit of $3,681 for the year ended June 30, 1995.

        Gross profit was $3,956,846 in fiscal 1995 compared to $663,450 in fiscal 1994. The increase was also due to the acquisitions of Electrograph and SST. Gross margins (defined as a percentage of gross profits to sales) increased from 14.2% in fiscal 1994 to 16.5% in fiscal 1995. The increase in gross margin is due to the acquisition of SST, which sells higher margin products and an increase in sales by Bitwise of portable systems and document imaging systems, both of which produce higher margins.

        Selling, general and administrative expense increased from $1,421,401 in fiscal 1994 to $3,993,861 in 1995. As a percentage of sales, these costs decreased from 30.5% in fiscal 1994 to 16.7% in fiscal 1995. As anticipated by management when it sought to acquire SST and Electrograph, the Company has achieved significant benefits through the synergy of the three entities and the elimination of duplication and also through the process of streamlining the three businesses.

        Interest costs totaled $108,239 in fiscal 1995 compared to $37,495 in fiscal 1994. The increase is due to the acquisitions of SST and Electrograph, both of which had outstanding debt during fiscal 1995 and which was assumed by the Company as a result of the acquisitions in August 1994. With respect to Bitwise, interest rates increased in fiscal 1995 compared to fiscal 1994, but the increase was offset by lower borrowing.

        Product development and research expenses in fiscal 1995 were $29,384 compared to $28,313 in fiscal 1994. During fiscal year 1995, these costs were incurred for the development of Bitwise's document imaging product line known as DocStar. Fiscal year 1994 product development and research expenses were primarily related to Bitwise's portable product line.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of long-term debt at June 30, 1996 totaled $22,110.

        The Company also has two working capital lines-of-credit totaling $4,800,000 which are collateralized by all accounts receivable, inventory and all other assets of the Company and its subsidiaries. One of the credit lines, in the principal amount of $2.3 million, may only be utilized by DJS. The other line-of-credit may be utilized by Bitwise, Electrograph and SST and under the terms of this line-of-credit, Bitwise may borrow up to $500,000, Electrograph may borrow up to $900,000 and SST may borrow up to $1,100,000. The debt accrues interest at rates ranging from the prime rate plus 1.75% and 2% per annum. The line-of-credit agreements include various covenants which require the Company and the subsidiaries to maintain a minimum tangible net worth and maximum debt-to-tangible net worth. Additionally, DJS's line of credit requires that DJS maintain a minimum tangible current ratio. As of June 30, 1996, DJS was in technical non-compliance with one of its financial covenants. The lending institution has subsequently waived such non-compliance. They also require delivery of periodic financial information and quarterly audits conducted by the respective lender. As of June 30, 1996, DJS had $721,251 outstanding on its line-of-credit and Bitwise, SST and Electrograph had $2,094,691 outstanding on their line-of-credit. As of July 31, 1996, DJS had $706,832 outstanding on its line-of-credit and Bitwise, SST and Electrograph had $2,430,719 outstanding on their line-of-credit.

        The Company completed a private equity offering including common stock and redeemable common stock purchase warrants, in December 1995 under Regulation D of the Securities Act of 1933. The Company obtained gross proceeds of approximately $5,000,000 and net proceeds of approximately $4,300,000. The Company anticipates using most of the proceeds to fund sales, marketing and distribution of its DocStar product line on a national basis. These expenditures have and will continue to include staffing, advertising and promotion, travel, consulting, office expansion, furniture, equipment and other related costs.

        The Company completed its second public offering of common stock on August 18, 1994. The offering produced $5,000,000 in gross proceeds through the sale of 1,000,000 shares at an initial offering price of $5.00 per share. Net proceeds totaled approximately $3,600,000, after expenses.

        In March 1996, the Company completed its acquisition of DJS Marketing Group, Inc. The Company acquired all of the capital stock of DJS in exchange for 200,000 shares of the Company's restricted common Stock and cash of $80,000, resulting in an aggregate purchase price of approximately $1,130,000. The principals of DJS have agreed to place 25,000 shares in escrow until September 1997, in order to secure certain indemnification provisions. Additionally, subsequent to the acquisition, the Company made personal loans in the aggregate principal amount of $125,000 to certain principals of DJS. These loans are joint and several and secured by 30,000 shares of Bitwise common stock.

        Property, plant and equipment expenditures totaled $565,753 for the year ended June 30, 1996. There were no purchase commitments outstanding or contemplated.

        The Company anticipates that cash expected to be provided by operations together with borrowings under its lines-of-credit will be sufficient to satisfy normal operating obligations through the fiscal year ended June 30, 1997. The proceeds from the private equity placement referred to above should be sufficient to continue the expansion of the sales and marketing efforts for the DocStar product line.

        During the fiscal year ended June 30, 1996, the Company incurred a net loss of $2,961,039, and cash used by operating activities totaled $5,026,642. The Company's available cash balance at June 30, 1996 totaled approximately $3 million, and it has available approximately $2 million under existing lines of credit. To date, the Company has been largely dependent on its ability to sell additional shares of its common stock to fund its operating deficits. Under its current operating plan to obtain a national acceptance of the DocStar product line, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of its DocStar document imaging system. If the Company is unable to attain projected sales levels for its DocStar systems, it may be necessary to raise additional capital to fund operations and meet its obligations.

EFFECTS OF INFLATION AND CHANGING PRICES

        The impact of general inflation on the Company's operations has not been significant to date and the Company believes inflation will continue to have an insignificant impact on the Company. However, price deflation in the major categories of components purchased by the Company has been substantial and is anticipated to continue through fiscal 1997. Typically, new components such as new generations of microprocessors and new optical disk drive technologies are introduced at premium prices, and command high margins and high market prices for the initial six to twelve months of their availability. During this period, the Company is able to earn premium margins on its products. As the life cycle progresses competitive pressures could force prices down and thus lower the premium margins that existed. The Company does not believe price deflation will have an impact on the Imaging Systems product line because it serves a niche market although there can be no assurances that changing prices will not have an impact in the future on this product line.

NEW ACCOUNTING STANDARDS

        In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which is effective for the Company in fiscal 1997. Management of the Company believe that adoption of this standard will not have a material effect on the Company's consolidated financial statements.

        In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which is effective for the Company in fiscal year 1997. As permitted under SFAS No. 123, the Company has elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but will continue to account for such compensation under the provisions of APB Opinion No. 25. The Company will comply with the disclosure requirements of SFAS No.
123 in fiscal year 1997.

ITEM 7.        FINANCIAL STATEMENTS

        See attached Financial Statements annexed hereto.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

        On August 19, 1994, the Board of Directors of the Company determined that it would be in the best interests of the Company to terminate the services of its independent accountant Coopers & Lybrand, which acted as its independent accountant with respect to the fiscal years ended June 30, 1992 and June 30, 1993. The Board of Directors also decided to retain the firm of KPMG Peat Marwick LLP to be its independent accountants for the fiscal year ending June 30, 1994. KPMG Peat Marwick LLP has served as the independent accountant for Electrograph Systems, Inc., which was acquired by the Company on August 18, 1994 and in connection with such acquisition, the Board of Directors determined that KPMG Peat Marwick LLP would be the surviving accounting firm. The dismissal of Coopers & Lybrand was recommended and approved by the Board of Directors of the Company and is not the result of any disagreement with Coopers & Lybrand on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure during fiscal periods ended June 30, 1993 and June 30, 1992 and through the date of dismissal.

        The audit reports issued by Coopers & Lybrand for the years ended June 30, 1993 and 1992 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

ITEM  9.       DIRECTORS AND EXECUTIVE OFFICERS.

                                   MANAGEMENT

        The executive officers and directors of the Company are as follows:


               NAME                     AGE                OFFICE

        John T.  Botti                  32     President, Chief Executive
                                               Officer and Chairman of the
                                               Board

        Ira C.  Whitman                 33     Senior Vice-President--Research
                                               and Development, Secretary and
                                               Director

        Donald J. Payne                 63     Chief Operating Officer and
                                               Director

        John W. Loofbourrow             58     Director

        J. Edward Sheridan              60     Director

        Richard F. Clowes               60     Director

        William E. Bierlin, Jr.         55     Director


        Mr. Barry Steinberg resigned as a director of the Company on September 19, 1996. Mr. Steinberg had served as a director since
December 1994.

        All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are elected annually by, and serve at the discretion of, the Board of Directors. There are no familial relationships between or among any officers or directors of the Company. In addition, in connection with the Electrograph acquisition, Barry Steinberg, the former Chairman of the Board of Electrograph, had been granted the right to designate one member of the Board of Directors until September 1996. Mr. Steinberg had designated himself. The Company has also granted the principals of SST the right to designate a member of the Board of Directors for a period of three years and William Bierlin, Jr. has been so designated.

        In connection with the Company's private placement through Whale Securities Co., L.P. ("Whale"), completed in December 1995, the Company granted Whale the right to nominate one person to the Company's Board of Directors, or in the alternative, a person to attend meetings of the Board of Directors. To date, Whale has not exercised its right to have a nominee elected to the Board.

        John T. Botti, a co-founder, has served as President, Chief Executive Officer and Director since the incorporation of the Company in August 1985. Mr. Botti graduated from Rensselaer Polytechnic Institute ("RPI") with a B.S. degree in electrical engineering in 1994 with a concentration in computer systems design and in 1996 earned a Master of Business Administration degree from RPI.

        Ira C. Whitman, a co-founder, is Senior Vice-President -- Research and Development and a Director of the Company since the incorporation of the Company in August 1985. Mr. Whitman graduated from RPI in 1984 with a B.S.--Computer and Systems Engineering and in 1990 he earned a Masters in Engineering from RPI.

        Donald J. Payne joined the Board of Directors in June 1992. Mr. Payne was hired by the Company in January 1996, as Chief Operating Officer of the Company and as President of the DocStar Division. Prior to that, Mr. Payne was President of Federal Armored Express Air Courier Division since 1993. From 1990 to 1993 he was the President and Chief Executive Officer of Enable Software, Inc. From 1983 to 1990, he was President of Federal Armored Express, Inc. From 1977 to 1983, Mr. Payne was Executive Vice President, North American Operations for Brinks, Inc. For approximately 22 years prior to 1977, Mr. Payne served in various investment management capacities within the computer software and hardware industry, 17 of which were with International Business Machines Corporation. Mr. Payne holds a B.B.A. degree from Adelphi University.

        John W. Loofbourrow has been a Director of the Company since September of 1987. From June 1979 to the present, Mr. Loofbourrow has been the principal of John W. Loofbourrow Associates, Inc., a broker-dealer registered with the National Association of Securities Dealers, Inc. specializing in institutional private debt financing. Mr. Loofbourrow holds a B.S. degree in engineering from RPI.

        J. Edward Sheridan joined the Board of Directors in June, 1992. From 1985 to the present, Mr. Sheridan served as the President of Sheridan Management Corp. From 1975 to 1985, Mr. Sheridan served as the Vice President -- Finance and Chief Financial Officer of AMF. From 1973 to 1975, he was Vice President and Chief Financial Officer of Fairchild Industries. From 1970 to 1973 he was the Vice President, Corporate Finance of F.S. Smithers. From 1967 to 1970 Mr. Sheridan was the Director of Acquisitions of Westinghouse Electric. From 1964 to 1967 he was employed by Corporate Equities, Inc., a venture capital firm. Mr. Sheridan holds an M.B.A. from Harvard University and a B.A. from Dartmouth
College.

        Richard F. Clowes joined the Board of Directors in June 1992. Mr. Clowes is currently Vice President of Nonstop Networks Limited where he is responsible for sales, marketing and product planning. For approximately twenty years prior to 1989, Mr. Clowes served in various capacities in the computer industry, 13 of which with International Business Machines Corporation holding various positions in sales, technical support and management. He was educated at Rugby and Warwick University (B.S. Economics) in England, and holds an Associate Professorship at City University of New York, in Library Information Science.

        William E. Bierlin, Jr. joined the Board of Directors in August 1994, as the nominee for the former Systems Solutions Technology shareholders pursuant to the terms of the acquisition of SST. Mr. Bierlin has been a Managing Director of
W. H. Newbold's Son & Co. Inc., a division of Fahnestock & Co., Inc., since 1980 and its Chairman since 1991. Prior to 1980, Mr. Bierlin was employed at DeHaven & Townsend Crouten & Bodine where he was a member of the Executive Committee and the Board of Directors from 1975 through 1978.

COMMITTEES OF THE BOARD OF DIRECTORS

        The Board of Directors has three (3) Committees: Audit, Compensation and Executive Committee.

        Audit Committee. The members of the Audit Committee are J. Edward Sheridan, William E. Bierlin, Jr. and John W. Loofbourrow. The Audit Committee acts to: (i) acquire a complete understanding of the Corporation's audit functions; (ii) review with management the finances, financial condition and interim financial statements of the Corporation; (iii) review with the Corporation's independent auditors the year-end financial statements; and (iv) review implementation with the independent auditors and management any action recommended by the independent auditors. During the fiscal year ended June 30, 1996, the Audit Committee did not meet. The Audit Committe did, however, meet in September 1996.

        Executive Committee. The members of the Executive Committee are John Botti, Ira C. Whitman and Donald Payne. The Executive Committee has all of the powers of the Board of Directors except it may not; (i) amend the Certificate of Incorporation or Bylaws; (ii) enter into agreements to borrow money in excess of $250,000; (iii) to grant security interests to secure obligations of more than $250,000; (iv) authorize private placements or public offerings of the Company's securities; (v) authorize the acquisition of any major assets or business or change the business of the Corporation; or (vi) authorize any employment agreements in excess of $75,000.

During the fiscal year ended June 30, 1996, the Executive Committee held no meetings.

        Compensation Committee. The members of the Compensation Committee are John W. Loofbourrow, William E. Bierlin, Jr. and J. Edward Sheridan. The Compensation Committee functions include administration of the Corporation's 1992 Employee Stock Option Plan and Non-Executive Director Stock Option Plan and negotiation and review of all employment agreements of executive officers of the Corporation. During the fiscal year ended June 30, 1996, the Compensation Committee held no meetings.

MEETINGS OF THE BOARD OF DIRECTORS

        During the fiscal year ended June 30, 1996, the Board of Directors of the Company met on four (4) occasions and voted by unanimous written consent on 1 occasion. No member of the Board of Directors attended less than 75% of the aggregate number of (i) the total number of meetings of the Board of Directors or (ii) the total number of meetings held by all Committees of the Board of Directors.

CERTAIN REPORTS

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and officers, and persons who own, directly or indirectly, more than 10% of a registered class of the Corporation's equity securities, to file with the Securities and Exchange Commission ("SEC") reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such reports received by the Company, the Company believes that all Section 16(a) filing requirements applicable to officers, directors and 10% shareholders were complied with during the 1996 fiscal year.

SIGNIFICANT EMPLOYEES

        Dennis H. Bunt has been Chief Financial Officer of the Company since September 1992. From January to September 1992 Mr. Bunt was an independent financial consultant. From 1986 to January 1992, Mr. Bunt was Chief Financial Officer for The Michaels Group Inc., a homebuilding/development company. Prior to that, Mr. Bunt was a Division Controller for Mechanical Technology Inc. a high tech manufacturing company where he was employed from 1980 to 1986. Mr. Bunt is a certified public accountant and was employed by Peat, Marwick, Mitchell & Co. from 1976-1979. He graduated with an
M.B.A. from Babson College in 1979 and a B.S. in Accounting from Bentley College in 1976.

        Joseph O. Vartabedian has been associated with SST for the past 27 years and has been President of SST since September 1993. From 1987-1993, Mr. Vartabedian was the Vice-President -- General Manager of SST. Mr. Vartabedian graduated from the University of Maryland in 1963 with a Bachelor of Science degree in Electrical Engineering.

        Samuel E. Taylor has been with Electrograph Systems for ten years. Mr. Taylor serves as President of Electrograph. For eight years he served as regional sales manager for the Baltimore office. Mr. Taylor was promoted to General Manager in 1995. Mr. Taylor graduated from the Johns Hopkins University in 1980 with a Bachelor of Engineering Sciences Degree. In 1984 Mr. Taylor graduated from Loyola College with a Masters Degree in Computer Science.

ITEM 10.  EXECUTIVE COMPENSATION

        The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid by the Company during the years ended June 30, 1996, 1995 and 1994 to each of the named executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

                                                                                    LONG TERM
                                                                               COMPENSATION AWARDS

                                                                                            NO. OF
                                                                  OTHER                   SECURITIES
  NAME AND                                                        ANNUAL      RESTRICTED  UNDERLYING
  PRINCIPAL            FISCAL                                     COMPEN-        STOCK     OPTIONS/
  POSITION              YEAR        SALARY            BONUS       SATION        AWARD(S)     SARS

John Botti              1996       $90,000(1)             0(1)    $ 1,472(2)       0(3)          0
 Chairman,              1995       $85,962                0       $ 1,179          0       600,000
 President and          1994       $39,231                0       $ 1,179          0             0
 Chief Executive
 Officer

Donald Payne            1996       $43,554                0       $42,729(9)       0       100,000(10)
 Chief Operating
 Officer,
 President-
 DocStar Div.-
 Director

Samuel Taylor(4)        1996       $44,457          $12,000       $91,536(5)       0             0
 President of           1995       $40,752          $ 8,760       $82,483          0        15,000(7)
 Electrograph
 Systems, Inc.

Joseph                  1996       $77,500          $77,480       $ 2,516(6)       0             0
Vartabedian(4)          1995       $67,782          $51,669       $ 2,316          0        80,000(8)
 President of
 Systems
 Solutions
 Technology, Inc.

================================================================================

(1) Pursuant to the terms of his employment agreement dated July 1, 1995, Mr. Botti is to receive a cash bonus each year during the term of agreement equal to 3% of the pre-tax profits of the Company, which criteria was not met in 1996, therefore, no bonuses were issued. Additionally, Mr. Botti is entitled to receive $100,000 in salary per year; approximately $10,000 has been accrued for Mr. Botti's salary for fiscal year 1996 which will be paid in fiscal 1997. See "Employment Agreements."

(2) Includes: (i) for 1996, an automobile and expenses of $1,213 and the payment of premiums on a term life insurance policy of $259; (ii) for 1995, an automobile and expenses of $963 and the payment of premiums on a term life insurance policy of $216 and (iii) for 1994, an automobile and expenses of $963 and the payment of premiums on a term life insurance policy of $216. See "Employment Agreements."

(3) No restricted stock awards were granted to Mr. Botti in fiscal 1996. Mr. Botti, however, owned 244,038 restricted shares of the Company's Common Stock on June 30, 1996, the market value of which was approximately $1,159,000 on such date, without giving effect to the diminution in value attributed to the restriction on such shares.

(4) For the period August 18, 1994 through June 30, 1996. Neither Mr. Taylor nor Mr. Vartabedian were employed by the Company prior to August 18, 1994.

(5) Includes: (i) for fiscal years 1996 and 1995, commissions of $86,436 and 82,023 (ii) for fiscal years 1996 and 1995, personal automobile expenses of $5,100 and $460, respectively.

(6) Includes for fiscalyears 1995 and 1996 (i) personal automobile expenses of $2,400 and 2,200 (ii) the payment of premiums on a term life insurance policy of $116 and $116, respectively.

(7) On June 30, 1995, the Compensation Committee of the Board of Directors granted to Mr. Taylor options to purchase 15,000 shares of common stock at an exercise price of $1.5625 per share. The options vest at the rate of 5,000 per year commencing June 30, 1996 and are exercisable over a five-year term expiring June 30, 2000.

(8) In connection with the Company's acquisition of SST, and its employment of Mr. Vartabedian, the Company granted options to Mr. Vartabedian to acquire 80,000 shares of Common Stock at an exercise price of $5.125 per share. The options expire on August 22, 1999 and vest at the rate of 20,000 shares per year commencing August 25, 1995. On June 30, 1995, the Compensation Committee of the Board of Directors cancelled the options previously granted and issued 80,000 new options with an exercise price of $3.50 per share.

(9) Includes (i) personal automobile expenses of $1,177, (ii) the payment of premiums on a term life insurance policy of $84 and (iii) consulting fees of $41,468 which were paid prior to Mr.
        Payne being hired by the Company.

(10) On June 30, 1995, Mr. Payne was granted five-year warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.56 per share.


STOCK OPTION GRANTS

        No stock options were granted during the year ended June 30, 1996, under the Company's 1992 Employees Stock Option Plan to any of the named executive officers of the Company. Additionally, no Stock Appreciation Rights were granted to any of the named executive officers during the last fiscal year. On June 30, 1995, Mr. Payne was granted five year warrants to purchase 100,000 shares of common stock at an exercise price of $1.56 per share.

                     AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES

        The following table contains information with respect to the named executive officers concerning options held as of the year ended June 30, 1996.

                     AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                                               Value of
                                                                                              Unexercised
                                                                                             In-the-Money
                                                                                            6 Options at
                                                                                               June 30,
                                                              Number of Unexercised             1996(1)
                      Shares Acquired                      Options as of June 30, 1996       Exercisable/
Name                    on Exercise      Value Realized     Exercisable/Unexercisable        Unexercisable
- ----                  ---------------    --------------    ---------------------------    --------------------
John T. Botti                0                  --              385,185/375,000           $1,829,628/1,781,250
Joseph Vartabedian           0                  --               40,000/40,000              $190,000/190,000
Samuel Taylor                0                  --                5,000/10,000               $23,750/47,500
Donald Payne(2)              0                  --              140,000/0                   $665,000/0

- -------------------------

(1) Based upon the closing price ($4.75 per share) of the Company's Common Stock on June 30, 1996 less the exercise price for the aggregate number of shares subject to the options.

(2) Includes warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.56 per share. The warrants were issued on June 30, 1995 and are exercisable over a five-year period.

EMPLOYMENT AGREEMENTS

         Effective July 1, 1995, the Company entered into a new employment agreement with Mr. Botti for a five year term ending June 30, 2000. The employment agreement provides for (i) annual compensation of $100,000 for the first year of the agreement, increasing by 10% in each of the second and third years; (ii) a bonus of 3% of the Company's pre-tax net income, with such additional bonuses as may be awarded in the discretion of the Board of Directors; (iii) the award of non-qualified stock options to purchase 600,000 shares of the Company's common stock at an exercise price of $1.5625 per share of which 100,000 vested in on June 30, 1995, 125,000 vested on June 30, 1996 and 125,000 vest on each of June 30, 1996, 1997, 1998 and 1999; (iv) certain insurance and severance benefits and (v) automobile and expenses.

COMPENSATION OF DIRECTORS

        In August 1994 the Company entered into a consulting agreement with Barry Steinberg pursuant to which Mr. Steinberg agreed to serve as a consultant to the Company and its subsidiary, Electrograph Systems, Inc. Effective June 30, 1995, the Company and Mr. Steinberg agreed to amend the terms of the award of options under the consulting agreement. Prior to the acquisition of Electrograph Systems, Inc, by the Company in August 1994, Mr. Steinberg served as its Chairman of the Board and was its founder. Under the terms of Mr. Steinberg's amended consulting agreement, Mr. Steinberg rendered consulting services until August 1996 and received warrants to purchase up to 75,000 shares of Common Stock of the Corporation with an exercise price of $1.5625 per share. On September 19, 1996, Mr. Steinberg resigned as a Director of the Company.

        In August 1994, the Company entered into an employment agreement with Joseph Vartabedian pursuant to which Mr. Vartabedian agreed to serve as the President of the Company's subsidiary, Systems Solutions Technology, Inc. Prior to the acquisition of SST by the Company in August, 1994, Mr. Vartabedian served as its President. Under the terms of the employment agreement, Mr. Vartabedian receives annual compensation in the amount of $77,500. He is also entitled to
(i) a profit bonus equal to (a) 25% of the first $400,000 of net profit, (b) 20% of the next $200,000 of profit and (c) 15% of any profit exceeding $600,000 and
(ii) a revenue bonus equal on a sliding scale of between $5,000 and $15,000 if revenues are at least $9,000,000. The employment agreement is for a term of two years.

        Effective June 30, 1995, the Company entered into a consulting agreement with Donald Payne pursuant to which Mr. Payne will provide certain services to the Company with respect to marketing and sales of its DocStar system. Pursuant to the agreement, Mr. Payne received compensation equal to $700 per diem and warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.5625 per share. Subsequently, in January 1996, Mr. Payne was hired as Chief Operating Officer of the Company and President of the DocStar Division.

        Directors were not compensated for their services as such during the last fiscal year. The Directors receive options to purchase 10,000 shares for each year of service under the Non- Executive Director Stock Option Plan and are reimbursed for expenses incurred in order to attend meetings of the Board of Directors.

STOCK OPTION PLANS

        In April 1992, the Company adopted the 1992 Employees Stock Option Plan (the "1992 Plan") which provided for the grant of options to purchase up to 600,000 shares of the Company's Common Stock. On January 26, 1995, the stockholders of the Company approved an amendment to the 1992 Plan to increase the number of shares of Common Stock available under the 1992 Plan to 3,000,000 shares. Under the terms of the 1992 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISOs").

        The 1992 Plan is administered by a Compensation Committee designated by the Board of Directors. The Compensation Committee has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted. Whether such options shall be ISOs or Non-ISOs; the periods during which each option will be exercisable; and the number of shares subject to each option, shall be determined by the Committee. The Board or Committee shall have full authority to interpret the 1992 Plan and to establish and amend rules and regulations relating thereto.

        Under the 1992 Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent stockholder (as defined in the 1992 Plan) such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-ISOs options may be less than such fair market value. The aggregate fair market value of shares subject to options granted to a participant which are designated as ISOs which become exercisable in any calendar year shall not exceed $100,000. The "fair market value" will be the closing NASDAQ bid price, or if the Company's Common Stock is not quoted by NASDAQ, as reported by the National Quotation Bureau, Inc., or a market maker of the Company's Common Stock, or if the Common Stock is not quoted by any of the above, by the Board of Directors acting in good faith.

        The Compensation Committee may, in its sole discretion, grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option.

        Unless sooner terminated, the 1992 Plan will expire in April, 2002.

        In April, 1992, the Board of Directors adopted the Non-Executive Director Stock Option Plan (the "Director Plan") which was approved by the Company's stockholders in May, 1992. The Director Plan provides for issuance of a maximum of 400,000 shares of Common Stock upon the exercise of stock options granted under the Director Plan. Options are granted under the Director Plan until April, 2002 to (i) non-executive directors as defined and (ii) members of any advisory board established by the Company who are not full-time employees of the Company or any of its subsidiaries. The Director Plan provides that each non-executive director will automatically be granted an option to purchase 10,000 shares, upon joining the Board of Directors, and on each September 1st thereafter, provided such person has served as a director for the 12 months immediately prior to such September 1st. Similarly, each eligible director of an advisory board will receive, upon joining the advisory board, and on each September 1st thereafter, an option to purchase 5,000 shares of the Company's Common Stock, providing such person has served as a director of the advisory board for the previous 12 month period.

        The exercise price for options granted under the Director Plan shall be 100% of the fair market value of the Common Stock on the date of grant. The "fair market value" will be the closing NASDAQ bid price, or if the Company's Common Stock is not quoted by NASDAQ, as reported by the National Quotation Bureau, Inc., or a market maker of the Company's Common Stock, or if the Common Stock is not quoted by any of the above by the Board of Directors acting in good faith. Until otherwise provided in the Stock Option Plan the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of common Stock of the Company or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five years from the date of grant. The Director Plan is administered by a committee of the board of directors composed of not fewer than three persons who are officers of the Company (the "Committee"). The Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information as of September 24, 1996 with respect to (i) each director and each executive officer, (ii) all directors and officers as a group, and (iii) the persons (including any "group" as that term is used in Section l3(d)(3) of the Securities Exchange Act of
l934), known by the Corporation to be the beneficial owner of more than five (5%) percent of the Corporation's Common Stock and Series A Preferred Stock.

                                                  Amount and Nature
Type of            Name and Address of              of Beneficial     Percentage
 Class              Beneficial Holder               Ownership (1)      of Class
- -------            -----------------              -----------------   ----------

Common             John T. Botti                      629,223(2)          8.9%
                   c/o Bitwise Designs
                   Rotterdam Industrial Park
                   Schenectady, NY 12306

Common             Ira C. Whitman                     536,538(3)          7.6%
                   c/o Bitwise Designs
                   Rotterdam Industrial Park
                   Schenectady, NY 12306

Common             John W. Loofbourrow                 78,350(4)          1.1%
                   c/o John W. Loofbourrow
                   Associates, Inc.
                   One World Trade Center
                   Suite 2413
                   New York, NY 10048

Common             Dennis Bunt                         70,000(5)            1%
                   c/o Bitwise Designs, Inc.
                   Rotterdam Industrial Park
                   Schenectady, New York  12306

Common             Donald J. Payne                    147,000(6)          2.1%
                   c/o Bitwise Designs, Inc.
                   Rotterdam Industrial Park
                   Schenectady, New York  12306

Common             J. Edward Sheridan                  50,000(7)            *
                   Sheridan Management Co.
                   421 Sasco Hill Rd.
                   Fairfield, CT 06430

Common             Richard F. Clowes                   50,000(8)            *
                   Nonstop Networks Ltd.
                   20 Waterside Plaza #6J
                   New York, NY 10010

Common             William E. Bierlin, Jr.             36,923(9)            *
                   c/o W. H. Newbold's Son & Co.
                   500 Old York Road
                   Jenkintown, PA  19046

Series A           John T. Botti                          100(10)          50%
Preferred Stock    c\o Bitwise Designs, Inc.
                   Rotterdam Industrial Park
                   Schenectady, N.Y. 12306

Series A           Ira C. Whitman                         100(11)          50%
Preferred Stock    c/o Bitwise Designs, Inc.
                   Rotterdam Industrial Park
                   Schenectady, N.Y. 12306

Directors/Officers as a group                       1,598,034              21%

(Footnotes appear on next page....)

(1) Unless otherwise indicated below, each director, officer and 5% shareholder has sole voting and sole investment power with respect to all shares that he beneficially owns.

(2) Includes vested stock options to purchase 385,185 shares of Common Stock. Does not include non-vested options to purchase 375,000 shares of Common Stock.

(3) Includes vested stock options to purchase 260,185 shares of Common Stock. Does not include non-vested options to purchase 150,000 shares of Common Stock.

(4) Includes shares held by John W. Loofbourrow Associates, Inc. Profit Sharing Plan and options to purchase 30,000 shares of Common Stock.

(5) Includes vested options to purchase 69,000 shares of Common Stock and excludes nonvested options to purchase 25,000 shares of Common Stock. Includes 1,000 shares of Common Stock owned by Mr. Bunt's wife.

(6) Includes options to purchase 40,000 shares of Common Stock. Also includes warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.5625 per share.

(7)     Includes vested options to purchase 50,000 shares of Common Stock.

(8)     Includes vested options to purchase 50,000 shares of Common Stock.

(9) Does not include 9,978 shares of Common Stock owned by Mr. Bierlin's spouse. Mr. Bierlin disclaims ownership of all shares owned by his wife. Includes vested options to purchase 30,000 shares of Common Stock.

(10) See footnote (2). Each share of Series A Preferred Stock is entitled to ten (10) votes per share.

(11) See footnote (3). Each share of Series A Preferred Stock is entitled to ten (10) votes per share.

 *      Percentage not significant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Messrs. John T. Botti, the Company's President and Chairman of the Board, and Ira C. Whitman, the Company's Senior Vice-President, have guaranteed loans to the Company of $100,000 by the Schenectady Economic Development Corporation. Mr. Botti has also personally guaranteed the lease of the Company's facilities from Rotterdam Ventures, Inc. The Company may attempt to negotiate with these entities to cancel or limit the personal guarantees.

        Except as disclosed herein, the Company has not entered into any material transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of the Company's Common Stock.

        On July 17, 1995, the Company entered into an agreement with Whale Securities Co., L.P. pursuant to which Whale Securities has been retained as the Company's financial consultant and investment banker for a one-year period. Under the terms of the consulting agreement, Whale Securities receives a consulting fee of $2,500 per month and received five-year warrants to purchase 200,000 shares of Common Stock at an exercise price of $1.50 per share.

        In connection with the December 1995 private offering, the Company issued to Whale Securities Co. L.P. and its designees, for services Whale provided as placement agent, warrants (the "Placement Agent Warrants") to purchase (i) 214,884 shares of common Stock and (ii) Warrants to purchase 214,884 Unit Warrants. The terms of the Warrants issued to Whale are similar to those sold to the investors in the December private offering, in that they are exercisable for a period of five years, and have an exercise price of $4.50 per share. The Warrants issued to Whale and its designees are not redeemable by the Company. The Warrants issued to Whale contain certain anti-dilution provisions.

        For information concerning employment agreements with, and compensation of, the Company's executive officers and directors, see "MANAGEMENT -- Executive Compensation."

ITEM 13.       EXHIBITS, FINANCIAL STATEMENT
               SCHEDULES AND REPORTS ON FORM 8-K

(a)     Financial Statement Schedules

                      None

(b)     Reports on Form 8-K

        During the quarter ended June 30, 1996 the Company filed the following reports:

          Form 8-K/A dated May 22, 1996 with respect to Item 2 Acquisition of DJS Marketing Group Inc., containing financial statements of DJS for the periods ended June 30, 1995 , December 31, 1994 and the year ended December 31, 1993, whose reports were dated May 10, 1996

(c)     Exhibits

        The following exhibits, designated by an asterisk (*), have been previously filed with the Commission and, pursuant to 17 C.F.R. Section 230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

Exhibit No.                         Description
- -----------                         -----------
2.1* Agreement and Plan of Merger between Bitwise Designs, Inc. and Electrograph Systems, Inc. dated February 7, 1994

2.2* Agreement and Plan of Merger between Bitwise Designs, Inc. and Systems Solutions, Inc. dated April 29, 1994

3.1* Certificate of Incorporation of Bitwise Designs, Inc.-Delaware (Exhibit 3.3.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

3.1.1*         Certificate of Designation of Series B Preferred Stock

3.2* By-Laws (Exhibit 3.2 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.1* Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.2* Form of Series A Preferred Stock Certificate (Exhibit 4.2 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.3* Form of Warrant issued to Berkeley Securities Corp. (Exhibit 4.3 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.4* Form of Warrant issued to certain individuals in April, 1992 (Exhibit 4.4 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.5* Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494)

4.6*           Form of Warrant to be issued to Berkeley Securities Corp.(Exhibit
               4.6 to the Registration Statement on form SB-2, File No.
               33-76494)

10.1* Lease agreement with Rotterdam Industrial Park, dated August 7, 1991 (Exhibit 10.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.1.1* Lease warrant waiver agreement (Exhibit 10.1.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.2* Lease with Siemens Credit Corporation for telephone system dated November 25, 1991 (Exhibit 10.2 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.3* Lease agreement with Apple Commercial Credit for laser printer, dated June 23, 1987 (Exhibit 10.3 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.4* Leases with Adirondack Leasing Associates, Ltd. (Exhibit 10.4 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.5* Loan agreement with U.S. Small Business Administration and Norstar Bank, dated April 4, 1991 (Exhibit 10.5 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.6* Loan agreement with Schenectady Economic Development Corporation, dated August 7, 1991 (Exhibit 10.6 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.8* Employment agreement with John T. Botti, dated April, 1992 (Exhibit 10.8 to Registration Statement on Form S- 18, File No. 33-46246-NY)

10.9* Employment agreement with Ira C. Whitman, dated April, 1992 (Exhibit 10.9 to Registration Statement on Form S- 18, File No. 33-46246-NY)

10.10* 1992 Employee stock option plan (Exhibit 10.10 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.11* 1992 Nonexecutive Directors stock option plan (Exhibit 10.11 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.13*         Loan agreement with Norstar Bank dated February 6, 1992 (Exhibit
               10.13 to Registration Statement on Form S-18, File No.
               33-46246-NY)

10.13.1* Norstar Bank waiver agreement (Exhibit 10.13.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.14* Agreement with Prime Computer, Inc. (Exhibit 10.14 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.15* Agreement with Mentor Computer Graphics Ltd. (Exhibit 10.15 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.16* Agreement with Robert W. Schwartz, Inc. dated February 10, 1992 (Exhibit 10.16 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.17* Form of Financial Consulting Agreement with the Underwriter (Exhibit 10.17 to the Registration Statement on form SB-2, File No. 33-76494)

10.18* Financing Agreement by and among Maryland Industrial Development Financing Authority, JED Associates, State National Bank of Maryland, Electronic Marketing Associates, Inc. (name was changed to System Solutions Technology, Inc.), Trimarc Systems Incorporated and Intermec Mid-Atlantic Corporation dated December 11, 1985 (Exhibit 10.18 to the Registration Statement on form SB-2, File No. 33-76494)

10.19* Maryland Industrial Development Financing Authority Limited Obligation Economic Development Revenue Bond (Exhibit 10.19 to the Registration Statement on form SB-2, File No. 33-76494)

10.20* Cross-Collateral Security Agreement between NationsCredit Corporation, Bitwise Designs, Electrograph Systems, Inc. and System Solutions Technology, Inc. dated July 18, 1995.

10.21* Subcontract dated September 28, 1995 between PRC, Inc. and System Solutions Technology, Inc.

10.22* Financial Consulting Agreement dated July 17, 1995 between the Company and Whale Securities, Co.

10.23* Agreement and Plan of Merger by and among Bitwise Designs, Inc., Bitwise DJS, Inc., certain individuals and DJS Marketing Group, Inc. dated March 6, 1996 (Exhibit 2 to Form 8-K dated March 22,
               1996)

23             Consent of KPMG Peat Marwick, LLP

27             Financial Data Schedule

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BITWISE DESIGNS, INC.

                                            By /s/ JOHN T. BOTTI
                                               ---------------------------
                                               John T. Botti
                                               President, Chairman of the
                                               Board and Chief Executive
                                               Officer

Dated:  September 30, 1996

        Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons in the capacities and on the dates indicated:

     Signature                Capacity                            Date
     ---------                --------                            ----

/s/ JOHN T. BOTTI             President,                   September 30, 1996
- ------------------------      Chairman of the
John T. Botti                 Board and Chief
                              Executive Officer

/s/ DONALD J. PAYNE           Chief Operating              September 30, 1996
- ------------------------      Officer and Director
Donald J. Payne

/s/ IRA C. WHITMAN            Senior Vice                  September 30, 1996
- ------------------------      President and Director
Ira C. Whitman

/s/ JOOHN W. LOOFBOURROW      Director                     September 30, 1996
- ------------------------
John W. Loofbourrow

/s/ J. EDWARD SHERIDAN        Director                     September 30, 1996
- ------------------------
J. Edward Sheridan

/s/ RICHARD F. CLOWES         Director                     September 30, 1996
- ------------------------
Richard F. Clowes

/s/ WILLIAM BIERLIN, JR.      Director                     September 30, 1996
- ------------------------
William Bierlin, Jr.

/s/ DENNIS H. BUNT            Chief Financial              September 30, 1996
- ------------------------      Officer and Principal
Dennis H. Bunt                Accounting Officer

                                EXHIBIT INDEX



EXHIBIT                                   DESCRIPTION
  NO.

23             Consent of KPMG Peat Marwick, LLP

27             Financial Data Schedule