Form 10QSB
period 1996-09-30
BITWISE DESIGNS INC
filed 1996-11-12
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      September 30, 1996
                                  -------------------------------
----     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------


                           Commission File No. 0-20190
                                              ---------

                            BITWISE DESIGNS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     Delaware                                                  14-1673067
-------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S.Employer
 incorporation or organization)                       Identification No.)

 Technology Center, Rotterdam Industrial Pk, Schenectady, NY, 12306
-------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (518) 356-9741
                                                    --------------

-----------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X                No
                        ---                  ---

         7,181,751 Common Stock, par value $.001 per share, were outstanding at November 11, 1996.

                          BITWISE DESIGNS INCORPORATED
                                   FORM 10-QSB
                                      INDEX

                                                       Page No.
                                                       --------
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

  Consolidated Balance Sheets -
  September 30, 1996 and June 30, 1996                      3-4

  Consolidated Statements of Operations -
  Three months ended September 30, 1996
  and September 30, 1995                                      5

  Consolidated Statements of Cash Flows -
  Three months ended September 30, 1996 and
  September 30, 1995                                        6-7

  Notes to Consolidated Financial Statements                  8

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations            9-12

PART II OTHER INFORMATION

None

Safe Harbor Statement                                        12

Signatures                                                   12

                          PART I FINANCIAL INFORMATION
                             BITWISE DESIGNS, INC.
                          CONSOLIDATED BALANCE SHEETS

ASSETS                                                September 30,                June 30,
                                                          1996                      1996
                                                      -------------             -------------
Current Assets:
     Cash and cash equivalents                          $2,398,414                $3,377,305
     Accounts receivable, net of allowance
       for doubtful accounts of $170,679 at Sept.
       30, 1996 and $215,000 at June 30, 1996            6,874,711                 5,271,933
     Due from related parties                               94,174                   124,136
     Inventories                                         4,856,675                 4,061,645
     Income taxes receivable                                12,409                    16,810
     Prepaid expenses and other current assets             313,071                   249,893
                                                      ------------              ------------
       Total current assets                             14,549,454                13,101,722

Property and equipment, net                              1,017,174                   946,931
                                                      ------------              ------------
Other assets:
     Due from related parties                              130,589                   128,123
     Software Development costs, net                        50,339                    36,275
     Other assets                                           56,947                    57,931
     Excess of cost over net assets of
       acquired companies, net                           5,539,873                 5,609,055
                                                      ------------              ------------
Total assets                                           $21,344,376               $19,880,037
                                                      ============              ============

              See accompanying notes to the consolidated financial statements.

                             BITWISE DESIGNS, INC.
                          CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY                                 September 30,                June 30,
                                                                          1996                      1996
                                                                     -------------             -------------
Current liabilities:
     Borrowings under lines of credit                                  $2,993,412                $2,815,942
     Current portion of long-term debt                                     12,429                    20,205
     Current portion of obligations under
       capital leases                                                      22,356                    26,885
     Accounts payable                                                   5,340,104                 3,968,248
     Accrued expenses and other liabilities                               540,072                   403,569
                                                                     ------------              ------------
       Total current liabilities                                        8,908,373                 7,234,849
                                                                     ------------              ------------

Long-term debt, net of current portion                                      1,442                     1,905
Obligations under capital leases, net of
     current portion                                                        5,012                     9,268
Other liabilities                                                           3,614                     6,776
                                                                     ------------              ------------
       Total liabilities                                                8,918,441                 7,252,798
                                                                     ------------              ------------
Shareholders' equity:
      Preferred stock - $.10 par value, 5,000,000
       shares authorized:
       Series A -200 shares issued and outstanding                             20                        20
       Series B convertible preferred-112,003 shares
              issued and outstanding at June 30, 1996                                                11,200
     Common stock-$.001 par value; 20,000,000
       shares authorized; shares issued:
       7,099,609 at September 30, 1996 and
       6,754,606 at June 30, 1996                                           7,100                     6,755
     Additional paid-in capital                                        18,613,172                18,277,114
     Accumulated deficit                                               (6,193,934)               (5,667,427)
                                                                     ------------              ------------
                                                                       12,426,358                12,627,662
     Less cost of common shares in treasury,
       338 shares                                                            (423)                     (423)
                                                                     ------------              ------------
              Total shareholders' equity                               12,425,935                12,627,239
                                                                     ------------              ------------
Total liabilities and shareholders' equity                            $21,344,376               $19,880,037
                                                                     ============              ============

              See accompanying notes to the consolidated financial statements.

                             BITWISE DESIGNS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            For the 3 months ended
                                                      September 30,            September 30,
                                                          1996                     1995
                                                      -------------            -------------
     Net sales                                          $11,558,516               $6,902,976

     Cost of goods sold                                   9,127,647                5,882,430

                                                       ------------             ------------
         Gross profit                                     2,430,869                1,020,546

     Selling, general and
          administrative expenses                         2,852,508                1,163,439

     Product development costs                               43,962                    8,282
                                                       ------------             ------------
         Operating income (loss)                           (465,601)                (151,175)


     Other income (expense):

     Interest expense                                       (88,677)                 (47,074)

     Interest and other income                               43,171                   19,037
                                                       ------------             ------------
         Income (loss) before taxes                        (511,107)                (179,212)

     Income tax (expense)/benefit                           (15,400)                 (15,838)
                                                       ------------             ------------

     Net income (loss)                                    ($526,507)               ($195,050)
                                                       ============             ============

     Per share amounts:

     Net income (loss) per
         common share                                        ($0.08)                  ($0.04)
                                                       ============             ============



     See accompanying notes to the consolidated financial statements.

                             BITWISE DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                          For the 3 months ended
                                                                   September 30,             September 30,
                                                                       1996                      1995
                                                                  -------------             -------------
Cash flows from operating activities:
Net income (loss)                                                   ($526,507)                ($195,050)
Adjustments to reconcile net income (loss) to
     net cash from operating activities:
       Depreciation and amortization                                  167,308                   106,257
       Provision for doubtful accounts                                 14,652                     2,750
       Changes in operating assets and liabilities:
              Accts. receivable and due from related
                     parties                                       (1,587,468)                 (885,262)
              Inventories                                            (795,030)                   16,739
              Prepaid expenses & other assets                         (63,207)                  (79,434)
              Accounts payable and accrued expenses                 1,505,198                   (22,920)
              Income taxes receivable                                   4,401                    (2,672)
              Other                                                    (5,500)
                                                                 ------------              ------------
                     Net cash used in
                       operating activities                        (1,286,153)               (1,059,592)
                                                                 ------------              ------------
Cash flows from investing activities:
     Property and equipment expenditures                             (150,656)                   (6,408)
     Software development costs                                       (25,264)                   (2,880)
     Notes receivable                                                  (2,466)
                                                                 ------------              ------------
                     Net cash used in investing
                       activities                                    (178,386)                   (9,288)
                                                                 ------------              ------------
Cash flows from financing activities:
     Increase (Decrease) in borrowings under
       lines of credit, net                                           177,469                   261,307
     Principal payments on long-term debt                              (8,239)                 (116,655)
     Principal payments - capital lease obligations                    (8,785)                   (9,431)
     Dividends                                                         (7,610)                   (7,610)
     Payment of offering costs                                        (25,000)
     Proceeds - exercise of common stock warrants                     357,813
                                                                 ------------              ------------
                     Net cash provided by
                       financing activities                           485,648                   127,611
                                                                 ------------              ------------
Net decrease in cash and cash equivalents                            (978,891)                 (941,269)
Cash and cash equivalents, beginning of year                        3,377,305                 2,058,498
                                                                 ------------              ------------
Cash and cash equivalents, end of period                           $2,398,414                $1,117,229
                                                                 ============              ============

              See accompanying notes to the consolidated financial statements.

                             BITWISE DESIGNS, INC.
                       SUPPLEMENTAL CASH FLOW DISCLOSURES


OTHER SUPPLEMENTAL INFORMATION:                 For the 3 months ended
                                          September 30,             September 30,
                                               1996                      1995
                                          -------------             -------------
              Interest Paid                    $94,257                   $37,849

              Income Taxes Paid                 11,800                    18,509









              See accompanying notes to the consolidated financial statements.

                              BITWISE DESIGNS, INC.
ITEM 1.           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of Bitwise Designs, Inc. and its wholly owned subsidiaries, Electrograph Systems, Inc., System Solutions Technology, Inc. and DJS Marketing Group, Inc. (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. The management of the Company believes the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position as of September 30, 1996 and 1995 and results of operations and cash flows for each of the periods presented.

2. The results of operations for the three months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1996.

4. On March 8, 1996, Bitwise completed its acquisition of DJS Marketing Group, Inc. (DJS). The shareholders of DJS received $80,000 in cash and 200,000 shares of restricted common stock of Bitwise in exchange for 4,000 outstanding shares of DJS common stock. The cost of the acquisition was $1,130,000.

5. In December 1995, the Company completed a private equity offering exempt from registration under Regulation D of the Securities Act of 1933. The offering consisted of units, each unit comprised of common stock and redeemable common stock warrants of $5,000,000. Net proceeds of the offering approximated $4,200,000.

6. In connection with the acquisition of SST, 112,003 shares of preferred stock designated as Series B Convertible Preferred Stock were issued. In August 1996, all of the Series B shareholders elected to convert their shares into common stock.

7. During the quarter ended September 30, 1996, 233,000 common stock warrants were exercised with the proceeds totaling approximately $358,000.

8. Net income/(loss) per share on common stock is computed using the weighted average number of shares of common stock outstanding during each year. The weighted average number of shares of common stock used in calculating earnings per share was 6,890,652 for the three months ended September 30, 1996, and 4,473,323 the three months ended September 30, 1995.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
ITEM 2.    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and notes contained elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

         The Company realized a consolidated net loss of $526,507, $.08 per share for the quarter ended September 30, 1996. This compares to a net loss of $195,050, $.04 per share for the quarter ended September 30, 1995. The Company had consolidated net sales of $11,558,516 and $6,902,976 for the quarters ended September 30, 1996 and 1995, respectively.

         The sales increase is due to the acquisition of DJS Marketing Group, Inc. ("DJS") on March 8, 1996 as DJS had sales of $2,609,201 during the quarter ended September 30, 1996. The sales increase is also due to the growth in the Company's DocStar product line, which is a document imaging and retrieval system. DocStar sales totaled $1,696,127 for the quarter ended September 30, 1996 compared to $111,081 for the same quarter last year. DocStar was recently introduced to the national market place, in January 1996, previously it was only test marketed in the Albany NY region. During the current and prior fiscal year the Company has incurred and expects to continue to incur significant costs to build a management and sales team, establish a distribution network and to advertise and promote DocStar; as well as continued R&D expenditures.

         Gross profit for the three months ended September 30, 1996, was $2,430,869. This compares to gross profit of $1,020,546 for the three months ended September 30, 1995. The gross profit margin was 21.0% and 14.8% for the three months ended September 30 , 1996 and September 30, 1995, respectively. The gross profit margin (which is defined as gross profit as a percentage of sales) increased due to the growth of the Company's DocStar product line which has significantly higher margins than other product lines of the Company. System Solutions and Electrograph also experienced some improvement in gross profit margin during the quarter ended September 30, 1996 compared to the same quarter last year due to the mix of products sold during the quarter.

         Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. These costs increased from $1,163,439 for the quarter ended September 30, 1995 to $2,852,508 for the quarter ended September 30, 1996. S,G&A expenses increased due to the addition of DJS Marketing Group, Inc. which incurred S,G&A expenses of $418,058 during the quarter ended September 30, 1996. In addition, the Company incurred significant expenses related to the DocStar product line. DocStar S,G&A expenses amounted to $1,332,595 for the quarter ended September 30, 1996 compared to $201,735 for the same quarter last year.

         As a percentage of sales, S,G&A costs increased from 16.9% for the quarter ended September 30, 1995 to 24.7% for the quarter ended September 30, 1996. This increase in percentage of expenses to sales is due to the introduction of the DocStar product line to the national market place. The Company incurred significant expenses for sales and administrative staffing, including payroll costs, travel and living costs and office costs. The Company also incurred significant national advertising and promotional expenses. Previously DocStar was only marketed in the Albany, New York region.

         Interest costs totaled $88,677 and $47,074 for the quarters ended September 30, 1996 and 1995, respectively. The increase in interest cost is mainly due to the acquisition of DJS which incurred interest on its line of credit borrowings. It is also due to increased borrowings by System Solutions and Electrograph under an existing line of credit caused by an increase in sales and a need for additional working capital. Interest rates decreased slightly during the quarter ended September 30, 1996 compared to the same quarter during the prior year.

         Product development expenses relate primarily to software development of the Company's DocStar product line and increased from $8,282 for the quarter ended September 30, 1995 to $43,962 for the quarter ended September 30, 1996. The Company has a policy of capitalizing software development costs and amortizing those costs over three years.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of long-term debt at September 30, 1996 totaled $13,871.

         The Company also has two working capital lines of credit totaling $4,800,000 which are collateralized by all accounts receivable, inventory and all other assets of the Company and its subsidiaries. At September 30, 1996 the total outstanding balance was $2,993,412. One of the credit lines, in the principal amount of $2.3 million, may only be utilized by DJS. The other line of credit may be utilized by Bitwise, Electrograph and System Solutions and under the terms of this line of credit, Bitwise may borrow up to $500,000, Electrograph may borrow up to $900,000 and System Solutions may borrow up to $1,100,000 The debt accrues interest at rates ranging from the prime rate plus 1.75% and 2% per annum. The line of credit agreements include various covenants which require the Company and the subsidiaries to maintain a minimum tangible net worth, maximum debt to tangible net worth and for DJS a minimum tangible current ratio. They also require delivery of periodic financial information and quarterly audits conducted by the lender. At September 30, 1996 the Company was in compliance with all of the above mentioned financial covenants.

         The Company completed a private equity offering including common stock and warrants of gross proceeds of $5,000,000 in December 1995 under the Securities Act of 1933, with net proceeds of approximately $4,200,000, after expenses. The Company has used and anticipates using most of the proceeds to fund sales, marketing and distribution of its DocStar product line on a national basis. These expenditures will include staffing, advertising and promotion, travel, consulting, office expansion, equipment, furniture and other related costs.

         The Company has outstanding a standby letter of credit in the amount of $350,000 as of September 30, 1996. The letter of credit expires on June 30, 1997 and requires the Company to maintain a restricted cash deposit of $350,000.

         Property, plant and equipment expenditures totaled $150,656 for the quarter ended September 30, 1996. There were no purchase commitments outstanding or contemplated.

         The Company anticipates that cash expected to be provided by operations together with borrowings under its lines of credit will be sufficient to satisfy normal operating obligations over the remainder of the fiscal year, based on current forecasts.

         The Company experienced a negative cash flow of approximately $979,000 during the quarter ended September 30, 1996. To date, the Company has been largely dependent on its ability to sell additional shares of its common stock to fund its operating deficits. Under its current operating plan to obtain a national acceptance of the DocStar product line, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of DocStar. If the Company is unable to attain projected sales levels for its DocStar systems, it may be necessary to raise additional capital to fund operations and meet its objectives.

PART II OTHER INFORMATION

(a) Exhibits
         None

(b) Reports on Form 8-K
         None

SAFE HARBOR STATEMENT

         Certain statements in this Form 10-QSB, including information set forth under Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of the DocStar product line, competition and technological changes and other risks detailed in the Company's Securities and Exchange Commission filings, including its Annual Report on Form 10-KSB for the year ended June 30, 1996, and Registration Statement on Form S-3 declared effective on July 30, 1996 each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BITWISE DESIGNS INCORPORATED

November 12, 1996                   /s/ John T. Botti
-----------------                   -----------------------------------
  DATE                              JOHN T. BOTTI
                                    PRESIDENT & CHIEF EXECUTIVE OFFICER

                                    /s/ Dennis H. Bunt
                                    -----------------------------------
                                    DENNIS H. BUNT
                                    CHIEF FINANCIAL OFFICER