Form 10QSB
period 1996-12-31
BITWISE DESIGNS INC
filed 1997-02-12
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      December 31, 1996

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________



                           Commission File No. 0-20190


                              BITWISE DESIGNS, INC.
        (Exact name of small business issuer as specified in its charter)


            Delaware                                                  14-1673067
(State or other jurisdiction of                                  (I.R.S.Employer
 incorporation or organization)                              Identification No.)

 Technology Center, Rotterdam Industrial Pk, Schenectady, NY,           12306
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:(518) 356-9741

________________________________________________________________________________
               Former name, former address and former fiscal year,
                          if changed since last report.


         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes X                No _____

         7,331,193 Common Stock, par value $.001 per share, were outstanding at February 7, 1997.

                          BITWISE DESIGNS INCORPORATED
                                   FORM 10-QSB
                                      INDEX



                                                          Page No.
                                                          --------
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

  Consolidated Balance Sheets -
  December 31, 1996 and June 30, 1996                       3-4

  Consolidated Statements of Operations -
  Three and six months ended December 31, 1996
  and December 31, 1995                                       5

  Consolidated Statements of Cash Flows -
  Six months ended December 31, 1996
  and December 31, 1995                                     6-7

  Notes to Consolidated Financial Statements                  8


Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations            9-11



PART II OTHER INFORMATION

Item 5 Other Information                                     12

Safe Harbor Statement                                        12

Signatures                                                   13

                               PART I FINANCIAL INFORMATION
                                  BITWISE DESIGNS, INC.
                                CONSOLIDATED BALANCE SHEETS


ASSETS                                                 December 31,        June 30,
                                                          1996              1996
                                                       -----------       -----------
Current Assets:
     Cash and cash equivalents                         $ 1,997,020       $ 3,377,305
     Accounts receivable, net of allowance
       for doubtful accounts of $197,269 at Dec.
       31, 1996 and $215,000 at June 30, 1996            7,952,867         5,271,933
     Due from related parties                               86,211           124,136
     Inventories                                         4,447,744         4,061,645
     Income taxes receivable                                 8,810            16,810
     Prepaid expenses and other current assets             343,756           249,893
                                                       -----------       -----------
       Total current assets                             14,836,408        13,101,722

Property and equipment, net                              1,029,049           946,931
                                                       -----------       -----------
Other assets:
     Due from related parties                              133,055           128,123
     Software development costs, net                        58,173            36,275
     Other assets                                           79,945            57,931
     Excess of cost over net assets of
       acquired companies, net                           5,466,875         5,609,055
                                                       -----------       -----------
Total assets                                           $21,603,505       $19,880,037
                                                       ===========       ===========


        See accompanying notes to the consolidated financial statements.

                                  BITWISE DESIGNS, INC.
                                CONSOLIDATED BALANCE SHEETS


LIABILITIES AND SHAREHOLDERS' EQUITY                        December 31,          June 30,
                                                                1996                1996
                                                            ------------        ------------
Current liabilities:
     Borrowings under lines of credit                        $ 3,957,073         $ 2,815,942
     Current portion of long-term debt                             4,478              20,205
     Current portion of obligations under
       capital leases                                             10,315              26,885
     Accounts payable                                          4,810,753           3,968,248
     Accrued expenses and other liabilities                      521,264             403,569
                                                             -----------         -----------
       Total current liabilities                               9,303,883           7,234,849
                                                             -----------         -----------

Long-term debt, net of current portion                               965               1,905
Obligations under capital leases, net of
     current portion                                               6,453               9,268
Other liabilities                                                     --               6,776
                                                             -----------         -----------
       Total liabilities                                       9,311,301           7,252,798
                                                             -----------         -----------
Shareholders' equity:
     Preferred stock -$.10 par value, 5,000,000
       shares authorized:
       Series A -200 shares issued and outstanding                    20                  20
       Series B convertible preferred-112,003 shares
              issued and outstanding at June 30, 1996                                 11,200
     Common stock-$.001 par value; 20,000,000
       shares authorized; shares issued:
       7,293,572 at December 31, 1996 and
       6,754,606 at June 30, 1996                                  7,294               6,755
     Additional paid-in capital                               18,904,239          18,277,114
     Accumulated deficit                                      (6,618,926)         (5,667,427)
                                                             -----------         -----------
                                                              12,292,627          12,627,662
     Less cost of common shares in treasury,
       338 shares                                                   (423)               (423)
                                                             -----------         -----------
              Total shareholders' equity                      12,292,204          12,627,239
                                                             -----------         -----------
Total liabilities and shareholders' equity                   $21,603,505         $19,880,037
                                                             ===========         ===========


        See accompanying notes to the consolidated financial statements.

                                     BITWISE DESIGNS, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS



                                          For the 3 months ended                 For the 6 months ended
                                     December 31,        December 31,        December 31,        December 31,
                                         1996                1995                1996                1995
                                     ------------        ------------        ------------        ------------

Net sales                            $ 15,198,015        $  6,641,168        $ 26,756,531        $ 13,544,144

Cost of goods sold                     12,656,821           5,675,152          21,784,468          11,557,582

                                     ------------        ------------        ------------        ------------
     Gross profit                       2,541,194             966,016           4,972,063           1,986,562

Selling, general and
       administrative expenses          2,814,303           1,378,561           5,666,811           2,542,000

Product development costs                  43,808              27,164              87,770              35,446
                                     ------------        ------------        ------------        ------------
     Operating loss                      (316,917)           (439,709)           (782,518)           (590,884)


Other income (expense):

Interest expense                         (104,939)            (42,393)           (193,616)            (89,467)

Interest and other income                  14,457              23,230              57,628              42,267
                                     ------------        ------------        ------------        ------------
     Loss before taxes                   (407,399)           (458,872)           (918,506)           (638,084)

Income tax expense                        (17,593)             (3,188)            (32,993)            (19,026)
                                     ------------        ------------        ------------        ------------

Net loss                             $   (424,992)       $   (462,060)       $   (951,499)       $   (657,110)
                                     ============        ============        ============        ============

Per share amounts:

Net loss per common
     share                           $      (0.06)       $      (0.10)       $      (0.13)       $      (0.14)
                                     ============        ============        ============        ============



See accompanying notes to the consolidated financial statements.

                              BITWISE DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                         For the 6 months ended
                                                                                     December 31,       December 31,
                                                                                        1996               1995
                                                                                     -----------        -----------
Cash flows from operating activities:
Net loss                                                                             $  (951,499)       $  (657,110)
Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                                                     332,202            217,350
       Provision for doubtful accounts                                                    30,662              4,750
       Changes in operating assets and liabilities:
              Accts. receivable and due from related
                     parties                                                          (2,678,603)          (434,901)
              Inventories                                                               (386,099)          (604,392)
              Prepaid expenses & other assets                                            (93,948)          (184,192)
              Accounts payable and accrued expenses                                      953,424            597,976
              Income taxes receivable                                                      8,000                 16
              Other                                                                       (7,184)
                                                                                     -----------        -----------
                     Net cash used in
                       operating activities                                           (2,793,045)        (1,060,503)
                                                                                     -----------        -----------
Cash flows from investing activities:
     Property and equipment expenditures                                                (233,984)           (63,719)
     Software development costs                                                          (49,798)           (12,966)
     Trademarks                                                                          (25,000)
                                                                                     -----------        -----------
                     Net cash used in investing
                       activities                                                       (308,782)           (76,685)
                                                                                     -----------        -----------
Cash flows from financing activities:
     Increase in borrowings under lines
       of credit, net                                                                  1,141,130             95,097
     Principal payments on long-term debt                                                (16,667)          (123,161)
     Principal payments - capital lease obligations                                      (19,385)           (18,755)
     Dividends                                                                            (7,610)           (15,220)
     Payment of deferred offering costs                                                  (29,940)
     Proceeds - exercise of common stock warrants                                        654,014
     Proceeds from issuance of common stock, net                                                          4,331,987
                                                                                     -----------        -----------
                     Net cash provided by
                       financing activities                                            1,721,542          4,269,948
                                                                                     -----------        -----------
Net increase(decrease) in cash & cash equivalents                                     (1,380,285)         3,132,760
Cash and cash equivalents, beginning of year                                           3,377,305          2,058,498
                                                                                     -----------        -----------
Cash and cash equivalents, end of period                                             $ 1,997,020        $ 5,191,258
                                                                                     ===========        ===========

        See accompanying notes to the consolidated financial statements.

                              BITWISE DESIGNS, INC.
                       SUPPLEMENTAL CASH FLOW DISCLOSURES
                       ----------------------------------



OTHER SUPPLEMENTAL INFORMATION:              For the 6 months ended
                                          December 31,      December 31,
                                              1996              1995
                                          ------------      ------------

               Interest Paid                $182,738          $87,796

               Income Taxes Paid            $ 25,894          $19,009



        See accompanying notes to the consolidated financial statements.

                              BITWISE DESIGNS, INC.
ITEM 1.             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of Bitwise Designs, Inc. and its wholly owned subsidiaries, Electrograph Systems, Inc., System Solutions Technology, Inc. and DJS Marketing Group, Inc. (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. The management of the Company believes the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position as of December 31, 1996 and June 30, 1996 and results of operations and cash flows for each of the periods presented.

2. The results of operations for the three and six months ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

5. In December 1995, the Company completed a private equity offering exempt from registration under Regulation D of the Securities Act of 1933. The offering consisted of units, each unit comprised of common stock and redeemable common stock warrants of $5,000,000. Net proceeds of the offering approximated $4,200,000 after all expenses.

6. In connection with the acquisition of SST, 112,003 shares of preferred stock designated as Series B Convertible Preferred Stock were issued. In August 1996, all of the Series B shareholders elected to convert their shares into common stock.

7. During the six months ended December 31, 1996, 315,142 common stock warrants were exercised with the proceeds totaling approximately $654,000.

8. Net income/(loss) per share of common stock is computed using the weighted average number of shares of common stock outstanding during each year. The weighted average number of shares of common stock used in calculating earnings per share was 7,210,674 and 7,050,788 for the three and six months ended December 31, 1996, respectively and 4,848,939 and 4,661,300 for the three and six months ended December 31, 1995.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
ITEM 2.              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and notes contained elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1995.

         The Company realized a consolidated net loss of $424,991 and $951,498 for the three and six months ended December 31, 1996, respectively. This compares to a consolidated net loss of $462,060 and $657,110 for the three and six months ended December 31, 1995. The Company had consolidated net sales of $15,198,015 and $26,756,531 for the three and six months ended December 31, 1996, respectively. This compares to consolidated net sales of $6,641,168 and $13,544,144 for the three and six months ended December 31, 1995, respectively.

         The sales increase is due to the acquisition of DJS Marketing Group, Inc. ("DJS") on March 8, 1996. DJS had sales of $4,546,254 and $7,155,455 for the three and six months ended December 31, 1996, respectively. The consolidated sales increase is also due to the growth in the Company's DocStar product line, which is a document imaging and retrieval system. DocStar sales totaled $1,935,971 and $3,632,098 for the three and six months ended December 31, 1996, respectively; compared to $147,691 and $258,772 for the for the same two periods last year.

         DocStar was introduced to the national market place in January 1996. Previously it was only test marketed in the Albany, NY region. During the current and prior fiscal year the Company has incurred and expects to continue to incur significant costs to build a management and sales team, establish a distribution network and to advertise and promote DocStar; as well as continued R&D expenditures. The DocStar product line is sold nationally through the office equipment dealer channel.

         Gross profit for the three and six months ended December 31, 1996, was $2,541,194 and $4,972,063, respectively. This compares to gross profit of $966,016 and $1,986,562 for the same periods last year. The gross profit margin was 16.7% and 18.6% for the three and six months ended December 31 , 1996 and 14.5% and 14.7% for the same periods last year. The gross profit margin (which is defined as gross profit as a percentage of sales) increased during the first six months of the current fiscal year compared to the prior year due to the growth of the Company's DocStar product line which has significantly higher margins than other product lines of the Company. Electrograph also experienced limited improvement in gross profit margin during the six months ended December 31, 1996 compared to the same period last year due to the mix of products sold during the period.

         Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $2,814,303 and $5,666,811 for the three and six months ended December 31, 1996, respectively; compared to $1,378,561 and $2,542,000 for the same two periods in 1995. S,G&A expenses increased due to the addition of DJS Marketing Group, Inc. which incurred S,G&A expenses of $332,944 and $751,002 during the three and six months ended December 31, 1996. In addition, the Company incurred significant expenses related to the DocStar product line. DocStar S,G&A expenses amounted to $1,277,745 and $2,610,340 for the three and six months ended December 31, 1996 compared to $372,626 and $574,361 for the same periods in 1995.

         As a percentage of sales, S,G&A costs changed from 20.8% and 18.8% for the three and six months ended December 31, 1995 to 18.5% and 21.2% for the three and six months ended December 31, 1996, respectively. The increase in percentage of expenses to sales during the six months ended December 31, 1996 compared to the prior year is due to the introduction of the DocStar product line to the national market place. The Company incurred significant expenses for sales, marketing and administrative staffing, including payroll costs, travel and living costs and office costs as well as national marketing expenses.

         Interest costs totaled $104,939 and $193,616 for the three and six months ended December 31, 1996, respectively; and $42,393 and $89,467 for the same periods last year. The increase in interest cost is due to the acquisition of DJS which incurred interest on its line of credit borrowings. It is also due to increased borrowings by all other operations of the Company under an existing line of credit caused by an increase in sales. Interest rates decreased slightly during the six months ended December 31, 1996 compared to the same period during the prior year.

         Product development expenses relate primarily to software development of the Company's DocStar product line and increased from $27,164 and $35,446 for the three and six months ended December 31, 1995 to $43,808 and $87,770 for the three and six months ended December 31, 1996. The Company has a policy of capitalizing software development costs and amortizing those costs over three years as product development expense.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of long-term debt at December 31, 1996 totaled $5,443.

         The Company also has two working capital lines of credit totaling $4,800,000 which are collateralized by all accounts receivable, inventory and all other assets of the Company and its subsidiaries. At December 31, 1996 the total outstanding balance was $3,957,073. One of the credit lines, in the principal amount of $2.3 million, may only be utilized by DJS. The other line of credit may be utilized by Bitwise, Electrograph and System Solutions and under the terms of this line of credit, Bitwise may borrow up to $500,000, Electrograph may borrow up to $900,000 and System Solutions may borrow up to $1,100,000 The debt accrues interest at rates ranging from the prime rate plus 1.75% and 2% per annum. The line of credit agreements include various covenants which require the Company and the subsidiaries to maintain a minimum tangible net worth, maximum debt to tangible net worth and for DJS a minimum tangible current ratio. They also require delivery of periodic financial information and quarterly audits conducted by the lender. At December 31, 1996 the Company was in compliance with all of the above mentioned financial covenants.

         The Company completed a private equity offering including common stock and warrants with gross proceeds of $5,000,000 in December 1995 under Section 4(2) of the Securities Act of 1933 or Regulation D; net proceeds approximated $4,200,000, after expenses. The Company has used and anticipates using most of the proceeds to fund sales, marketing and distribution of its DocStar product line on a national basis. These expenditures include staffing, advertising and promotion, travel, consulting, office expansion, equipment, furniture and other related costs.

         In January 1997, the Company announced the signing of a letter of intent for the private sale of $5,000,000 of senior convertible preferred stock and common stock purchase warrants to an institutional private equity investor. The letter of intent is subject to various conditions including the completion of due diligence by the parties, negotiation and execution of definitive agreements and final corporate approval by Bitwise and the investor. Accordingly there can be no assurances the private sale will be consummated. The proceeds of the private sale will be used to further the development, distribution and marketing of the DocStar imaging system and for general working capital.

         The Company has outstanding a standby letter of credit in the amount of $350,000 as of December 31, 1996. The letter of credit expires on June 30, 1997 and requires the Company to maintain a restricted cash deposit of $350,000.

         Property, plant and equipment expenditures totaled $233,984 for the six months ended December 31, 1996. There were no purchase commitments outstanding or contemplated.

         The Company anticipates that cash expected to be provided by operations together with borrowings under its lines of credit will be sufficient to satisfy normal operating obligations over the remainder of the fiscal year, based on current forecasts.

         The Company experienced a negative cash flow of $1,380,285 during the six months ended December 31, 1996. To date, the Company has been largely dependent on its ability to sell additional shares of its common stock to fund its operating deficits. Under its current operating plan to obtain a national acceptance of the DocStar product line, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of DocStar. If the Company is unable to attain projected sales levels for its DocStar systems, it may be necessary to raise additional capital to fund operations and meet its obligations.

PART II OTHER INFORMATION

Item 5 Other Information

In January 1997, the Company announced the signing of a letter of intent for the private sale of $5,000,000 of senior convertible preferred stock and common stock purchase warrants to an institutional private equity investor. The letter of intent is subject to various conditions including the completion of due diligence by the parties, negotiation and execution of definitive agreements and final corporate approval by Bitwise and the investor. Accordingly there can be no assurances the private sale will be consummated. The proceeds of the private sale will be used to further the development, distribution and marketing of the DocStar imaging system and for general working capital


Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits
                  Exhibit 27   Financial Data Schedule

(b) Reports on Form 8-K
                  None



SAFE HARBOR STATEMENT

         Certain statements in this Form 10-QSB, including information set forth under Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of the DocStar product line, competition and technological changes and other risks are discussed in the Company's filings with the Securities and Exchange Commission, in particular its Annual Report on Form 10-KSB for the year ended June 30, 1996, and Registration Statement on Form S-3 declared effective on July 30, 1996 all of which risk factors could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BITWISE DESIGNS INCORPORATED

February 12, 1997                           /s/ John T. Botti
-----------------                           -----------------
  DATE                                      JOHN T. BOTTI
                                            PRESIDENT & CHIEF EXECUTIVE OFFICER

                                            /s/ Dennis H. Bunt
                                            ------------------
                                            DENNIS H. BUNT
                                            CHIEF FINANCIAL OFFICER