Form 10QSB
period 1997-03-31
BITWISE DESIGNS INC
filed 1997-05-15
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      March 31, 1997

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________


                           Commission File No. 0-20190

                              BITWISE DESIGNS, INC.
        (Exact name of small business issuer as specified in its charter)

     Delaware                                          14-1673067
(State or other jurisdiction of                  (I.R.S.Employer

 incorporation or organization)               Identification No.)

 Technology Center, Rotterdam Industrial Pk,Schenectady,NY, 12306
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:(518) 356-9740

_______________________________________________________________________________
               Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes X                No _____

         7,344,720 shares of Common Stock, par value $.001 per share, were outstanding at May 7, 1997.

                          BITWISE DESIGNS INCORPORATED
                                   FORM 10-QSB

                                      INDEX

                                                        Page No.
                                                        --------
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

  Consolidated Balance Sheets -
  March 31, 1997 and June 30, 1996                          3-4

  Consolidated Statements of Operations -
  Three and nine months ended March 31, 1997
  and March 31, 1996                                          5

  Consolidated Statements of Cash Flows -
  Nine months ended March 31, 1997
  and March 31, 1996                                        6-7

  Notes to Consolidated Financial Statements                8-9

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations           10-12

PART II OTHER INFORMATION

Item 5 Other Information                                     13

Safe Harbor Statement                                        13

Signatures                                                   14

                     PART I FINANCIAL INFORMATION
                        BITWISE DESIGNS, INC.

                      CONSOLIDATED BALANCE SHEETS

ASSETS                                               March 31,          June 30,
                                                       1997               1996
                                                    -----------       -----------
Current Assets:
  Cash and cash equivalents                         $ 1,504,819       $ 3,377,305
  Accounts receivable, net of allowance
   for doubtful accounts of $173,061 at March
   31, 1997 and $215,000 at June 30, 1996             7,626,067         5,271,933
  Due from related parties                              205,846           124,136
  Inventories                                         5,191,906         4,061,645
  Income taxes receivable                                 1,109            16,810
  Prepaid expenses and other current assets             288,197           249,893
                                                    -----------       -----------
   Total current assets                              14,817,944        13,101,722

Property and equipment, net                             996,535           946,931
                                                    -----------       -----------
Other assets:
  Due from related parties                                   --           128,123
  Software development costs, net                        74,813            36,275
  Other assets                                           80,210            57,931
  Excess of cost over net assets of
   acquired companies, net                            5,392,195         5,609,055
                                                    -----------       -----------
Total assets                                        $21,361,697       $19,880,037
                                                    ===========       ===========

        See accompanying notes to the consolidated financial statements.

                              BITWISE DESIGNS, INC.
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY                                   March 31,           June 30,
                                                                          1997                1996
                                                                      ------------        ------------
Current liabilities:
  Borrowings under lines of credit                                    $  4,189,624        $  2,815,942
  Current portion of long-term debt                                          1,730              20,205
  Current portion of obligations under
   capital leases                                                            6,019              26,885
  Accounts payable                                                       5,503,741           3,968,248
  Accrued expenses and other liabilities                                   366,846             403,569
                                                                      ------------        ------------
   Total current liabilities                                            10,067,960           7,234,849
                                                                      ------------        ------------

Long-term debt, net of current portion                                         475               1,905
Obligations under capital leases, net of
  current portion                                                            4,636               9,268
Other liabilities                                                               --               6,776
                                                                      ------------        ------------
   Total liabilities                                                    10,073,071           7,252,798
                                                                      ------------        ------------
Shareholders' equity:
  Preferred stock -$.10 par value, 5,000,000 shares authorized:
   Series A -200 shares issued and outstanding                                  20                  20
   Series B convertible preferred-112,003 shares
       issued and outstanding at June 30, 1996                                  --              11,200
  Common stock-$.001 par value; 20,000,000
   shares authorized; shares issued:
   7,344,720 at March 31, 1997 and
   6,754,606 at June 30, 1996                                                7,345               6,755
  Additional paid-in capital                                            18,962,001          18,277,114
  Accumulated deficit                                                   (7,680,317)         (5,667,427)
                                                                      ------------        ------------
                                                                        11,289,049          12,627,662

  Less cost of common shares in treasury,
   338 shares                                                                 (423)               (423)
                                                                      ------------        ------------
       Total shareholders' equity                                       11,288,626          12,627,239
                                                                      ------------        ------------
Total liabilities and shareholders' equity                            $ 21,361,697        $ 19,880,037
                                                                      ============        ============

        See accompanying notes to the consolidated financial statements.

                           BITWISE DESIGNS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the 3 months ended                 For the 9 months ended
                                   March 31,          March 31,           March 31,          March 31,
                                     1997               1996                1997                1996
                                 ------------        -----------        ------------        ------------
Net sales                        $ 14,063,762        $ 7,190,970        $ 40,820,293        $ 20,735,114

Cost of goods sold                 12,180,848          5,968,519          33,965,316          17,526,101

                                 ------------        -----------        ------------        ------------
  Gross profit                      1,882,914          1,222,451           6,854,977           3,209,013

Selling, general and
   administrative expenses          2,789,670          2,072,275           8,456,481           4,614,275

Product development costs              36,697             29,896             124,467              65,342
                                 ------------        -----------        ------------        ------------
  Operating loss                     (943,453)          (879,720)         (1,725,971)         (1,470,604)


Other income (expense):

Interest expense                     (133,727)           (62,968)           (327,343)           (152,435)

Interest and other income              25,733             67,340              83,361             109,607
                                 ------------        -----------        ------------        ------------
  Loss before taxes                (1,051,447)          (875,348)         (1,969,953)         (1,513,432)

Income tax expense                     (9,944)            (4,010)            (42,937)            (23,036)
                                 ------------        -----------        ------------        ------------

Net loss                         ($ 1,061,391)       ($  879,358)       ($ 2,012,890)       ($ 1,536,468)
                                 ============        ===========        ============        ============

Per share amounts:

Net loss per common
  share                          ($      0.14)       ($     0.15)       ($      0.28)       ($      0.30)
                                 ============        ===========        ============        ============

        See accompanying notes to the consolidated financial statements.

                              BITWISE DESIGNS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                  For the 9 months ended
                                                                               March 31,           March 31,
                                                                                 1997                1996
                                                                              -----------        -----------
Cash flows from operating activities:
Net loss                                                                      ($2,012,890)       ($1,536,468)
Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                                                  496,321            363,210
   Provision for doubtful accounts                                                 42,826             11,750
   Changes in operating assets and liabilities:
       Accts. receivable & from related parties                                (2,350,547)        (1,095,666)
       Inventories                                                             (1,130,261)        (1,320,460)
       Prepaid expenses & other assets                                            (38,541)           (76,847)
       Accounts payable and accrued expenses                                    1,491,995            518,676
       Income taxes receivable                                                     15,701              4,027
       Other                                                                       (7,187)                --
                                                                              -----------        -----------
           Net cash used in
             operating activities                                              (3,492,583)        (3,131,778)
                                                                              -----------        -----------
Cash flows from investing activities:
  Property and equipment expenditures                                            (275,421)          (324,277)
  Software development costs                                                      (82,038)           (21,830)
  Trademarks                                                                      (25,000)                --
  Notes receivable                                                                     --           (125,658)
  Acquisition of business, net of cash
   acquired                                                                            --            (34,179)
  Deferred licensing costs                                                             --             (4,978)
                                                                              -----------        -----------
           Net cash used in investing
             activities                                                          (382,459)          (510,922)
                                                                              -----------        -----------
Cash flows from financing activities:
  Incr.borrowings under lines of credit, net                                    1,373,682            921,930
  Principal payments on long-term debt                                            (19,905)          (141,062)
  Principal payments - capital lease obligations                                  (25,498)           (23,675)
  Dividends                                                                        (7,610)           (22,831)
  Payment of deferred offering costs                                              (29,940)                --
  Proceeds - exercise of common stock warrants                                    711,827            657,773
  Proceeds from issuance of common stock, net                                          --          4,263,147
                                                                              -----------        -----------
           Net cash provided by
             financing activities                                               2,002,556          5,655,282
                                                                              -----------        -----------
Net increase(decrease) in cash & cash equivalents                              (1,872,486)         2,012,582
Cash and cash equivalents, beginning of year                                    3,377,305          2,058,498
                                                                              -----------        -----------
Cash and cash equivalents, end of period                                      $ 1,504,819        $ 4,071,080
                                                                              ===========        ===========

         See accompanying notes to the consolidated financial statements

                              BITWISE DESIGNS, INC.
                       SUPPLEMENTAL CASH FLOW DISCLOSURES


   OTHER SUPPLEMENTAL INFORMATION:             For the 9 months ended
                                              March 31,       March 31,
                                                1997           1996
                                              --------       --------
          Interest Paid                       $310,454       $141,887

          Income Taxes Paid                   $ 26,536       $ 19,009


  SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

       CONVERSION OF 112,003 SHARES OF SERIES B CONVERTIBLE PREFERRED STOCK TO COMMON STOCK:

        See accompanying notes to the consolidated financial statements.

                              BITWISE DESIGNS, INC.

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of Bitwise Designs, Inc. and its wholly-owned subsidiaries, Electrograph Systems, Inc., System Solutions Technology, Inc. and DJS Marketing Group, Inc. (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. The management of the Company believes the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position as of March 31, 1997 and June 30, 1996 and results of operations and cash flows for each of the periods presented.

2. The results of operations for the three and nine months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

4. On April 25, 1997, Bitwise completed the sale of one of its subsidiaries, Electrograph Systems, Inc. for $2,500,000 plus other consideration. The sale was structured as an asset sale and all liabilities were assumed by the purchaser. In addition, Bitwise received approximately $335,000 for the payment of intercompany accounts owed by Electrograph to Bitwise, and Bitwise retained $350,000 in Electrograph cash deposits. The consolidated financial statements include the financial position, results of operations and cash flows of Electrograph for the three and nine months ended March 31, 1997.

5. On March 8, 1996, Bitwise completed its acquisition of DJS Marketing Group, Inc. (DJS). The shareholders of DJS received $80,000 in cash and 200,000 shares of restricted common stock of Bitwise in exchange for 4,000 outstanding shares of DJS common stock. The cost of the acquisition was $1,130,000.

6. In December 1995, the Company completed a private equity offering exempt from registration under Regulation D of the Securities Act of 1933. The offering consisted of units, each unit comprised of common stock and redeemable common stock warrants of $5,000,000. Net proceeds of the offering approximated $4,200,000 after all expenses.

7. In connection with the acquisition of SST, 112,003 shares of preferred stock designated as Series B Convertible Preferred Stock were issued. In August 1996, all of the Series B shareholders elected to convert their shares into common stock.

8. During the nine months ended March 31, 1997, 352,142 common stock warrants were exercised with the proceeds totaling approximately $712,000.

9. Net income/(loss) per share of common stock is computed using the weighted average number of shares of common stock outstanding during each year. The weighted average number of shares of common stock used in calculating earnings per share was 7,322,517 and 7,140,042 for the three and nine months ended March 31, 1997, respectively and 6,054,899 and 5,124,635 for the three and nine months ended March 31, 1996.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement 128), which establishes standards for computing and presenting earnings per share (EPS). This Statement simplifies the standards for computing EPS making them comparable to international EPS standards and supercedes Accounting Principles Board Opinion No. 15, "Earnings per Share" and related interpretations. Statement 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

         Basic EPS excludes dilution (such as the effect of the Company's outstanding stock options) and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's stock options). This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented.

         The Company will present its EPS information in accordance with Statement 128 as of December 31, 1997. Management has not yet assessed the effect the adoption of this Statement will have on the Company's consolidated financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

ITEM 2. FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and notes contained elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

THE THREE AND NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE AND NINE MONTHS ENDED MARCH 31, 1996.

         The Company realized a consolidated net loss of $1,061,391 and $2,012,890 for the three and nine months ended March 31, 1997, respectively. This compares to a consolidated net loss of $879,358 and $1,536,468 for the same periods last year. The Company had consolidated net sales of $14,063,762 and $40,820,293 for the three and nine months ended March 31, 1997, respectively. This compares to consolidated net sales of $7,190,970 and $20,735,114 for the same periods last year.

         The sales increase is due to the acquisition of DJS Marketing Group, Inc. ("DJS") on March 8, 1996. DJS had sales of $5,007,852 and $12,163,307 for the three and nine months ended March 31, 1997, respectively. The consolidated sales increase is also due to the growth in the Company's DocStar product line, which is a document imaging and retrieval system. DocStar sales totaled $1,190,803 and $4,822,901 for the three and nine months ended March 31, 1997, respectively; compared to $554,149 and $812,921 for the same periods last year.

         The Company's year-to-date and current quarter loss is due to losses incurred by the Company's Imaging Division, which markets the DocStar product line. DocStar was introduced to the national market place in January 1996. Previously it was only test marketed in the Albany, NY region. The DocStar product line has not yet achieved sufficient sales volume to generate a profit. In the last fiscal year the Company incurred and for the current fiscal year ending June 30, 1997 expects to continue to incur significant costs to introduce, market and sell the DocStar product line, as well as continued Research and Development expenditures. The DocStar product line is sold nationally through the office equipment dealer channel. The Company continues to recruit new dealers across the country which results in significant personnel, advertising, marketing and travel expenditures.

         Gross profit for the three and nine months ended March 31, 1997, was $1,882,914 and $6,854,977, respectively. This compares to gross profit of $1,222,451 and $3,209,013 for the same periods last year. The gross profit margin was 13.4% and 16.8% for the three and nine months ended March 31 , 1997 compared to 17.0% and 15.5% for the same periods last year. The gross profit margin (which is defined as gross profit as a percentage of sales) increased from 15.5% to 16.8% during the current fiscal year compared to the prior year due to the growth of the Company's DocStar product line which has significantly higher margins than other product lines of the Company.

         Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $2,789,670 and $8,456,481 for the three and nine months ended March 31, 1997, respectively; compared to $2,072,275 and $4,614,275 for the same periods last year. S,G&A expenses increased due to the addition of DJS Marketing Group, Inc. in March 1996, which incurred S,G&A expenses of $430,337 and $1,181,339 during the three and nine months ended March 31, 1997. Only minimal costs related to DJS were incurred the prior year as DJS was acquired on March 8, 1997. In addition, the Company incurred significant expenses related to the DocStar product line. DocStar S,G&A expenses amounted to $1,362,153 and $3,972,493 for the three and nine months ended March 31, 1997 compared to $874,300 and $1,448,661 for the same periods last year.

         As a percentage of sales, S,G&A costs decreased from 28.8% and 22.3% for the three and nine months ended March 31, 1996 to 19.8% and 20.7% for the three and nine months ended March 31, 1997, respectively. The decrease is due to the sales growth in all Company businesses and the fact that sales have grown at a faster rate than S,G&A costs, so that as a percentage of sales S,G&A costs have decreased.

         Interest expenses totaled $133,727 and $327,343 for the three and nine months ended March 31, 1997, respectively; and $62,968 and $152,435 for the same periods last year. The increase in interest cost is due to the acquisition of DJS which incurred interest on its line of credit borrowings. It is also due to increased borrowings by all other operations of the Company under an existing line of credit caused by an increase in sales and related increases in inventory and accounts receivable. Interest rates decreased slightly during the nine months ended March 31, 1997 compared to the same period during last year.

         Product development expenses relate primarily to software development of the Company's DocStar product line and increased from $29,896 and $65,342 for the three and nine months ended March 31, 1996 to $36,697 and $124,467 for the three and nine months ended March 31, 1997. The Company has a policy of capitalizing software development costs and amortizing those costs over three years as product development expense.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of long-term debt at March 31, 1997 totaled $2,205.

         The Company also has two working capital lines of credit totaling $7,300,000 which are collateralized by all accounts receivable, inventory and all other assets of the Company and its subsidiaries. At March 31, 1997 the total outstanding balance was $4,189,624. One of the credit lines, in the principal amount of $2,300,000 , may only be utilized by DJS. The other line of credit of $5,000,000 may be utilized by Bitwise, Electrograph (ESI) and System Solutions (SST). Each company's availability under the $5,000,000 line is based on a formula of accounts receivable and inventory and may not exceed $5,000,000 in total.

         With the sale of ESI in April 1997, the $5,000,000 line will be reduced to $3,000,000 and may be utilized by Bitwise and SST.

         The debt accrues interest at rates ranging from the prime rate plus 1.75% to 2% per annum. The line of credit agreements include various covenants which require the Company and the subsidiaries to maintain a minimum tangible net worth, maximum debt to tangible net worth and for DJS a minimum tangible current ratio. They also require delivery of periodic financial information and quarterly audits conducted by the lender. At March 31, 1997 Management believes that the Company was in compliance with all of the above mentioned financial covenants.

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

         In April 1997, the Company announced the sale of substantially all of the assets of Electrograph for $2,500,000 plus approximately $335,000 to satisfy intercompany payables owed to Bitwise by Electrograph. Bitwise will also retain $350,000 in Electrograph cash deposits.

         During the quarter the Company had outstanding a standby letter of credit in the amount of $350,000 as of March 31, 1997 which had been issued on behalf of Electrograph. In April, 1997 the letter of credit was no longer required as a result of the Electrograph transaction and was terminated.

         Property, plant and equipment expenditures totaled $275,421 for the nine months ended March 31, 1997. There were no purchase commitments outstanding or contemplated.

         The Company anticipates that cash expected to be provided by operations together with the proceeds from the sale of Electrograph and borrowings under its lines of credit will be sufficient to satisfy normal operating obligations.

         The Company experienced a negative cash flow of $1,872,486 during the nine months ended March 31, 1997. To date, the Company has been largely dependent on its ability to sell additional shares of its common stock to fund its operating deficits. Under its current operating plan to obtain a national acceptance of the DocStar product line, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of DocStar. If the Company is unable to attain projected sales levels for its DocStar systems, it may be necessary to raise additional capital to fund operations and meet its obligations.

PART II OTHER INFORMATION

Item 5 Other Information

         In January 1997, the Company announced the signing of a letter of intent for the private sale of $5,000,000 of senior convertible preferred stock and common stock purchase warrants to an institutional private equity investor. In April 1997, the Company terminated discussions with this investor because current market conditions rendered the terms of the proposed investment unacceptable.

     In April 1997, the Company sold substantially all of the assets of its subsidiary, Electrograph Systems, Inc., for $2.5 million, plus approximately $335,000 to satisfy intercompany payables owed to Bitwise by Electrograph. Bitwise will also retain $350,000 in Electrograph cash deposits. The sale was structured as an asset sale in which all of the assets were sold and all of the liabilities were assumed by the buyer, a subsidiary of Manchester Equipment Co., Inc. which is a publicly traded Company.

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits
     10.24 Asset Purchase Agreement among Electrographic Systems, Inc., Bitwise Designs, Inc. and Electrograph Acquisition, Inc.
            and Manchester Equipment Co., Inc.

(b) Reports on Form 8-K
                  None

SAFE HARBOR STATEMENT

         Certain statements in this Form 10-QSB, including information set forth under Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of the DocStar product line, competition and technological changes and other risks as discussed in the Company's filings with the Securities and Exchange Commission, in particular its Annual Report on Form 10-KSB for the year ended June 30, 1996, and Registration Statement on Form S-3 declared effective on July 30, 1996 all of which risk factors could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BITWISE DESIGNS INCORPORATED

May 15, 1997                           /s/ John T. Botti
-----------------------                ----------------------------------------
  DATE                                 JOHN T. BOTTI

                                       PRESIDENT & CHIEF EXECUTIVE OFFICER

                                       /s/ Dennis H. Bunt
                                       ----------------------------------------
                                       DENNIS H. BUNT
                                       CHIEF FINANCIAL OFFICER

                                EXHIBIT INDEX


Exhibit No.            Description

  10.24                Asset Purchase Agreement


  27                   Financial Data Schedule