Form 10KSB
period 1997-06-30
BITWISE DESIGNS INC
filed 1997-09-29
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                  FORM 10-KSB

(Mark One)


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[  X  ]   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended           June 30, 1997
                          ----------------------------------

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
[      ]  THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from _______________ to ________________


                          Commission File No.  0-20190

                              BITWISE DESIGNS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)



          Delaware                               14-1673067
------------------------------------------   ---------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

          Building 50, Rotterdam Industrial Park
------------------------------------------------------------------------
                Schenectady, N.Y.                12306
------------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)


Issuer's telephone number, including area code (518) 356-9741
                                               --------------

------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Exchange Act:


                                    Name of Each Exchange on
         Title of Each Class            Which Registered
         -------------------        ------------------------------------

Common Stock, $.001 par value       Pacific Stock Exchange
-------------------------------     ------------------------------------


Securities registered pursuant to Section 12(g) of the Exchange Act:

                                      NONE
------------------------------------------------------------------------
                                (Title of class)

------------------------------------------------------------------------
                                (Title of class)
                           [Cover Page 1 of 2 Pages]

                 Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ---    ---

                 Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                 The Issuer's revenues for its most recent fiscal ended June 30, 1997 were $53,109,469.

                 On September 22, 1997, the aggregate market value of the voting stock of Bitwise Designs, Inc. (consisting of Common Stock, $.001 par value) held by non-affiliates of the Registrant (approximately 6,610,009 shares) was approximately $24,374,408 based on the closing bid price for such Common Stock ($3.6875) on said date as reported by the Nasdaq SmallCap Market.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

                 On September 22, 1997, there were 7,367,720 shares of Common Stock, $.001 par value, issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None


                           --------------------------




                           [Cover Page 2 of 2 Pages]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

         Bitwise Designs, Inc. ("Bitwise"), and its wholly-owned subsidiaries, System Solutions Technology, Inc. ("SST") and DJS Marketing Group, Inc. ("DJS") (Bitwise, SST and DJS are sometimes collectively referred to herein as the "Company") are engaged in the manufacture and distribution of document imaging systems, computer systems and related peripheral equipment, components and accessories and advanced technology industrial computers as well as network and internet services.

         In April 1997, the Company sold a subsidiary, Electrograph Systems, Inc. ("ESI"). ESI was acquired in August 1994 and is a value-added distributor of monitors and other microcomputer peripherals, components and accessories.

         In March 1996, the Company acquired DJS Marketing Group, Inc. a system integrator, computer reseller and personal computer manufacturer in Albany, New York. DJS is an authorized sales and support provider for Novell, Microsoft Solutions and Lotus Notes, as well as a member of Microage Infosystems.

         Simultaneously with its acquisition of Electrograph in 1994, the Company acquired SST, a value added distributor of advanced technology industrial computers and computer peripherals. SST has three separate operating divisions: Promark Technology ("Promark"), SST Technical Services ("TSD") and Electronic Marketing Associates ("EMA"). Each of these divisions is designed to address a specific market segment related to SST's customer base. Promark is a value added distributor of high technology computer and peripheral products to a customer base of value added resellers (VARS), systems integrators, commercial and industrial market OEMs, government agencies, and Fortune 500 companies which perform their own system integration. TSD provides value added services (such as, customization and integration of hardware and software systems) for computers or peripherals sold through Promark including warranty on products which have been customized or privately labeled. EMA is a manufacturers' representative selling on a commission only basis for approximately 15 small and medium size manufacturers of high technology products.

         The Company was organized in August 1985 and reincorporated under the laws of the state of Delaware in May 1992. The Company's executive offices are located at Technology Center, Rotterdam Industrial Park, Schenectady, New York 12306, and its telephone number is (518) 356-9741.

GENERAL BUSINESS DEVELOPMENTS DURING THE LAST FISCAL YEAR

         In April 1997, the Company sold ESI for $2,522,361, as subsequently adjusted, plus the Company received $646,912 to satisfy an intercompany receivable from ESI. The sale was structured as an asset sale with all liabilities assumed by the purchaser.

INDUSTRY OVERVIEW

         The Company competes in the manufacturing and distribution market for document imaging systems, personal computers, workstations and portable personal computers as well as microcomputer peripherals, networks, components accessories, Internet/Intranet development and advanced technology industrial computers. Each of these markets has experienced significant growth over the last decade, and the Company believes such growth will continue, particularly in the document imaging market.

 ........Document Imaging and Management

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

 ........Personal Computers

         Personal computers ("PCS") are another principal product offered by the Company through its DJS subsidiary. The Company believes that the PC market has become less vendor-specific or brand name oriented due to the standardization of technology and the ease with which off-the-shelf components and circuit boards can be utilized in almost any configuration adopted by a manufacturer.

 ........Peripheral Computer Products

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

 .........Workstations and Advanced Technology Industrial Computers

         Workstations are single user, high performance computer systems with advanced capabilities for computationally intensive scientific, engineering and industrial applications. Such uses include electronic publishing, business graphics, financial services, mapping, office automation or other applications which manipulate large amounts of data.

 .........Transportables

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

 .........Notebooks/Laptops

         Notebooks and laptops use battery power and are smaller in size and weight than transportable or desktop designs. These products range in weight from under six pounds to about fifteen pounds, and in size from the equivalent of a narrow three-ring notebook binder to a small briefcase. Notebooks now offer the power and speed of desktop systems, but at a significantly higher cost.

 .........Networks

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

 .........Internet/Intranet Development

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

         The operation of a document management system is similar to the operation of a facsimile machine. Documents are fed into an optical scanner which reads the documents and stores the information on one of several alternative mass storage devices. Documents can also be transmitted from or to the system via facsimile machine or modem. Documents can be retrieved almost instantaneously for viewing, printing or faxing thereby offering a significant time-saving tool to the modern office.

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

The Company offers the DocStar System in three models: System 10X, System 20, System 20FS and System 25. The DocStar System 10X is the base model. The Systems 20, 20FS and 25 offer faster processors or scanners, and increased storage capacity. Options and accessories include a jukebox, an optical disk tower, additional software, scanner upgrades, monitor upgrades and hardware upgrades.


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

         From its inception, Bitwise has devoted continuing efforts to research and development activities to enhance its current products and introduce new products. Current development efforts are principally directed toward improving ease of use, adding system enhancements and increasing performance Product development expense was $176,539 and $129,075 for fiscal years
1997 and 1996, respectively. The Company believes it must continue to enhance its document imaging products to respond to the needs of an ever changing marketplace.

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

         Third, each complete unit is "burned-in" from eight to twelve hours. This process involves running a component test program which sequentially tests each memory bit, processor circuit, and drive memory track to verify correct operation in a temperature-controlled chamber. This test is repeated continuously over the burn-in period. Since electronic components have their greatest failure risk during the first few hours of active operation, management believes that the burn-in process reveals nearly all faulty components before they reach the end user.

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

         All of the peripherals available through Bitwise, such as monitors and scanner/printer units, are manufactured by third parties. Bitwise only assembles the computer which is part of the DocStar system.

PATENTS AND TRADEMARKS

         Bitwise has no patents but has registered the logo "BitWise Designs" and Bitwise's associated trademark, "DocStar". No assurance can be given that registration will be effective to protect Bitwise's trademarks. The Company believes the tradename "BitWise Designs" is material to its business.

SALES AND MARKETING

         Currently, Bitwise's products are distributed through a national dealer network. The Company also sells direct through one dealership it owns in its local market area. Primarily through national advertising and favorable reviews in industry publications, newspapers, magazines, press releases and other periodicals serving the document imaging industry, management believes that Bitwise has achieved a national sales presence. The Company also offers a co-op advertising program to all its dealers whereby a dealer can earn co-op advertising credits on everything they purchase and they can use those credits to advertise in their market area.

         Management hopes to continue to increase the number of dealer locations during the remainder of the current fiscal year, although there can be no assurance it will be successful in such efforts.

         Bitwise's products are typically sold on credit terms or through a floor planning finance company (to qualified accounts), and are warranted against defects in materials and workmanship for a period of 13 months from purchase. Bitwise currently employs three regional sales managers. The regional sales managers employ several district managers to cover all the significant markets in their region.

         The Company is also pursuing international dealers through agents of large multi-national firms.

COMPETITION

         The market for Bitwise's products is competitive and rapidly changing, and Bitwise expects competition to continue to be intense in the foreseeable future. This competition is direct (i.e., companies that make similar products) and indirect (i.e., companies that participate in the market, but are not direct competitors of Bitwise). Bitwise competes with major document imaging manufacturers such as Canon, Panasonic, Sharp and Mita. Many of Bitwise's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources, and a larger installed base, than Bitwise.

EMPLOYEES

         Bitwise employs 62 full-time employees including its executive officers. No employees are covered by a collective bargaining agreement, and Bitwise believes its relations with its employees is satisfactory.

                       SYSTEM SOLUTIONS TECHNOLOGY, INC.

         SST is a value added distributor of advanced technology industrial computers and computer peripherals. SST's main offices are located in Laurel, Maryland.

PROMARK TECHNOLOGY DIVISION

         Promark distributes a full range of ruggedized computers: hand held, portable, luggable or rackmounted. Promark also distributes high technology microcomputer peripherals including document scanners, optical disk drives and juke boxes, high capacity magnetic tape drives and tape library systems for imaging and network mass storage applications. These computers are frequently used as portable work stations and therefore, must have the ability to accept devices providing additional capabilities. They function in hostile environments such as, factory floors, outdoor unheated sheds, bright sunlight, and field service applications.

         Although Promark has a broad list of suppliers, nine were responsible for approximately eighty (80%) percent of its sales in fiscal 1997: Getac Computer, Exabyte, UMAX, Ricoh, Hitachi, Radius, Maxoptic, GCC Technologies and Storage Technology. None of these suppliers accounts for 10% or more of Promark's purchases. Promark is distributor and service center for several of these companies.

         Promark manufacturers its own line of high performance portable and mobile computers. These computers range in price from $5,000.00 to $10,000.00 and possess workstation capabilities.

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

ELECTRONIC MARKETING ASSOCIATES DIVISION

         EMA is a manufacturers' representative selling on a commission only basis for small and medium size manufacturers of high technology products.
This sales effort has for the last 20 years been technology driven primarily to the military electronics markets. In the 1990s with the reduction in defense spending, a shift to the commercial and industrial market was completed.

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

COMPETITION

         In addition to the competitors and competitive factors described above with respect to Bitwise, SST also competes with numerous small and local technicians and service companies who provide similar technical services in SST's area of operation. Further, SST competes with national distributors such as Ingram Micro D and Tech Data Corporation, and regional distributors such as Law Cypress and Peak Technologies. There can be no assurance SST will be able to successfully compete in the future.

EMPLOYEES

         SST has 22 full-time employees, including 11 marketing and sales personnel (including one executive officer), 3 customer service personnel, 1 warehouse employee, and 7 administrative personnel. None of SST's employees are covered by a collective bargaining agreement. SST considers relations with its employees to be satisfactory.

                           DJS MARKETING GROUP, INC.

         DJS (d/b/a "Computer Professionals") is a network and systems integrator of computer and peripheral products to a varied customer base consisting of individuals, schools, government agencies, large manufacturers and distributors. DJS is the largest systems integrator in the Albany, New York region.

         DJS also produces Bitwise PCs at their Albany, New York production facility. Additionally, contained within this facility is the DJS Service Department where factory trained computer technicians diagnose, service and upgrades all major brands of computer equipment.

         DJS provides network integration, Internet/Intranet development, accounting solutions, service and consultation, document management and video conferences.


PRODUCTS

         Network Integration.

  DJS' network integration group designs, implements, installs, manages and supports enterprise networks with products from Novell, Microsoft, UNIX, Tricord, Synoptics, Compaq and Cisco among others.

         Because DJS's clients have custom objectives, DJS designs custom solutions and its engineers analyze hardware, software, and cabling to ensure effective and affordable solutions.

         Internet/Intranet Development.

         DJS offers services related to the Internet, including Internet connectivity, web page development, and hardware installation Additionally, DJS assists its clients through the buying and implementation process with Internet/Intranet training and ongoing support.

         Accounting Solutions.

         DJS also markets accounting systems from State-of-the-Art and Macola to various end-users such as distributors, manufacturers and wholesalers. DJS personnel conduct analyses of each client's requirements and custom designs an accounting system to satisfy these requirements.

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

SIGNIFICANT LOSSES

         The Company has incurred losses of $2,143,159 and $2,961,039, respectively, for its fiscal years ended June 30, 1997 and 1996. The Company commenced marketing of its DocStar line of document imaging systems on a national basis in January 1996 which has led to increased costs associated with the product line. These costs will continue for the foreseeable future as the Company attempts to increase market awareness and sales. Moreover, the Company's prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line and the competitive environment in which the Company operates. There can be no assurance that the Company will be able to achieve profitable operations in future operating periods.

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

COMPETITION

         The Company and its subsidiaries are engaged in the highly competitive businesses of manufacturing and distributing document imaging systems, computer hardware and software as well as technical support services for such businesses. The document imaging business is competitive and the Company competes with major manufacturers such as Sharp, Canon, Panasonic and Mita. All of these companies have substantially more experience and greater sales, as well as greater financial and distribution resources than those of the Company. The Company also competes with many independent imaging software companies, smaller than those mentioned, many of which also have substantially greater sales, financial resources and experience than those of the Company. The most significant factors which form the basis upon which the Company competes are the quality of its products, including advanced capabilities, and price. There can be no assurance the Company can effectively continue to compete in the future.

         In addition to the competitors and competitive factors described above with respect to Bitwise, SST also competes with numerous small and local service companies who provide similar technical services in SST's area of operation. Further, SST competes with national distributors such as Ingram and Tech Data Corporation, and regional distributors such as Law Cypress and Peak Technologies. There can be no assurance SST will be able to successfully compete in the future.

         The Company's other subsidiary, DJS, is engaged in the highly competitive business of systems integration and computer reselling. DJS competes with many small and local companies which provide similar technical services to those offered by DJS. Additionally, DJS must compete with other computer resellers, many of whom have greater financial and technical resources. There can be no assurance that DJS will be able to compete successfully with these competitors.


ITEM 2. DESCRIPTION OF PROPERTIES

         Bitwise's executive offices and production facilities are located at Technology Center, Rotterdam Industrial Park, Schenectady, New York 12306 where Bitwise leases approximately 15,080 square feet of office space pursuant to a ten year lease at an annual rent of approximately $90,000 plus utilities, maintenance and escalation charges. The lease expires March 31, 1998.

         SST currently leases 11,200 square feet of office and warehouse space in Laurel, Maryland at a cost of $147,200 per year. This lease expires in August 1999. Additionally, it leases a 500 square foot sales/service regional office in Reading, Massachusetts at a cost of $3,000 per year. This lease is a year to year lease and can be cancelled upon 30 days notice.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                    (AND REPORTS OF INDEPENDENT ACCOUNTANTS)

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

TABLE OF CONTENTS


                                                                      Page
                                                                      ----

REPORTS OF INDEPENDENT ACCOUNTANTS                                     1-2

CONSOLIDATED FINANCIAL STATEMENTS
    Balance sheets                                                       3
    Statements of operations                                             4
    Statements of shareholders' equity                                   5
    Statements of cash flows                                             6
    Notes to consolidated financial statements                        7-21

REPORT OF INDEPENDENT ACCOUNTANTS


The Shareholders and Board of Directors
Bitwise Designs, Inc.

We have audited the accompanying consolidated balance sheet of Bitwise Designs, Inc. and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bitwise Designs, Inc. and Subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                        COOPERS & LYBRAND L.L.P.

Albany, New York
September 4, 1997

KPMG OPINION

BITWISE DESIGNS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 1997 and 1996

                                                                                       1997                1996
                                      ASSETS

Current assets:
    Cash and cash equivalents                                                      $  2,863,847        $  3,377,305
    Accounts receivable, net of allowance for doubtful accounts of
      $189,126 in 1997 and $215,000 in 1996                                           7,219,539           5,271,933
    Due from related parties (Note 12)                                                  216,465             124,136
    Inventories (Note 2)                                                              3,137,332           4,061,645
    Income taxes receivable                                                               8,650              16,810
    Prepaid expenses and other current assets                                           176,338             249,893
                                                                                   ------------        ------------
         Total current assets                                                        13,622,171          13,101,722

Property and equipment, net (Notes 3 and 4)                                             998,781             946,931

Other assets:
    Due from related parties (Note 12)                                                                      128,123
    Software development costs, net of accumulated amortization of
      $115,758 in 1997 and $50,153 in 1996                                               81,059              36,275
    Excess of cost over net assets of companies acquired, net                         4,182,932           5,609,055
    Other assets                                                                         39,822              57,931
                                                                                   ------------        ------------

            Total assets (Notes 4 and 5)                                           $ 18,924,765        $ 19,880,037
                                                                                   ============        ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Borrowings under lines of credit (Note 4)                                      $  4,219,877        $  2,815,942
    Accounts payable                                                                  2,956,270           3,968,248
    Current portion of long-term debt (Note 5)                                            1,601              20,205
    Current portion of obligations under capital leases (Note 7)                         10,200              26,885
    Accrued expenses and other current liabilities                                      542,550             403,569
                                                                                   ------------        ------------
            Total current liabilities                                                 7,730,498           7,234,849

Long-term debt, net of current portion (Note 5)                                                               1,905
Obligations under capital leases, net of current portion (Note 7)                         1,297               9,268
Other liabilities                                                                                             6,776
                                                                                   ------------        ------------
            Total liabilities                                                         7,731,795           7,252,798
                                                                                   ------------        ------------

Commitments (Notes 7 and 10)

Shareholders' equity (Notes 8 and 9):
    Preferred stock - $.10 par value, 5,000,000 shares authorized:
      Series A - 200 shares issued and outstanding ($1.00 liquidation value)                 20                  20
      Series B convertible preferred - 0 and 112,003 shares issued and
         outstanding in 1997 and 1996, respectively                                                          11,200
    Common stock, $.001 par value; authorized 20,000,000 shares; issued
      7,367,720 and 6,754,606 shares in 1997 and 1996, respectively                       7,368               6,755
    Additional paid-in capital                                                       18,996,591          18,277,114
    Accumulated deficit                                                              (7,810,586)         (5,667,427)
                                                                                   ------------        ------------
                                                                                     11,193,393          12,627,662
    Less cost of common shares in treasury (338 shares)                                    (423)               (423)
                                                                                   ------------        ------------
            Total shareholders' equity                                               11,192,970          12,627,239
                                                                                   ------------        ------------

            Total liabilities and shareholders' equity                             $ 18,924,765        $ 19,880,037
                                                                                   ============        ============

The accompanying notes are an integral part of the consolidated financial statements.

BITWISE DESIGNS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 1997 and 1996


                                                       1997                1996

Net sales                                          $ 53,109,469        $ 30,611,258

Cost of goods sold                                   43,102,733          25,784,565
                                                   ------------        ------------

      Gross profit                                   10,006,736           4,826,693
                                                   ------------        ------------

Selling, general and administrative expenses         11,834,173           7,564,946

Product development expenses                            176,539             129,075
                                                   ------------        ------------

      Total operating expenses                       12,010,712           7,694,021
                                                   ------------        ------------

      Loss from operations                           (2,003,976)         (2,867,328)
                                                   ------------        ------------

Other income (expense):

    Interest and other income                           116,565             157,218

    Gain on sale of subsidiary                          214,989

    Interest expense                                   (444,918)           (232,678)
                                                   ------------        ------------
                                                       (113,364)            (75,460)
                                                   ------------        ------------

      Loss before income taxes                       (2,117,340)         (2,942,788)

Income tax expense (Note 6)                              25,819              18,251
                                                   ------------        ------------

      Net loss                                     $ (2,143,159)       $ (2,961,039)
                                                   ============        ============

Per share amounts:

    Net loss per common share                      $       (.30)       $       (.55)
                                                   ============        ============







The accompanying notes are an integral part of the consolidated financial statements.

BITWISE DESIGNS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended June 30, 1997 and 1996

                                                          PREFERRED STOCK             COMMON STOCK
                                                      ------------------------  -------------------------
                                                      NUMBER OF     $.10 PAR     NUMBER OF    $.001 PAR      PAID-IN
                                                        SHARES       VALUE        SHARES        VALUE        CAPITAL
                                                      -----------  -----------  ------------  -----------  -------------

 Balances at June 30, 1995                               112,203   $   11,220     4,473,661   $    4,473   $ 11,537,690

 Issuance of common stock pursuant to private
    placement under Regulation D, net (Note 9)                                    1,428,565        1,429      4,242,218

 Issuance of stock pursuant to acquisition, net                                     200,000          200      1,049,800
      (Note 14)

 Compensation expense                                                                                            25,000

 Stock warrants exercised (Note 9)                                                  652,380          653      1,452,847

 Preferred stock dividends
    7% Class B shares ($.25 per share)                                                                         (20,441)

    10% Class B shares ($.35 per share)                                                                        (10,000)

 Net loss - 1996
                                                      -----------  -----------  ------------  -----------  -------------

 Balances at June 30, 1996                               112,203       11,220     6,754,606        6,755     18,277,114

 Stock options exercised (Note 9)                                                    30,527           30         26,532

 Stock warrants exercised (Note 9)                                                  358,142          358        724,969

 Conversion of preferred shares to common (Note 8)     (112,003)     (11,200)       112,003          112         11,088

 Issuance of shares pursuant to dissolution of
    subsidiary Employee Stock Ownership Plan (Note                                  112,442          113          (113)
         12)

 Cost of filing stock registration statement                                                                   (35,389)

 Preferred stock dividends
    7% Class B shares ($.25 per share)                                                                          (5,110)

    10% Class B shares ($.35 per share)                                                                         (2,500)

 Net loss - 1997
                                                      -----------  -----------  ------------  -----------  -------------

 Balances at June 30, 1997                                   200   $       20     7,367,720   $    7,368   $ 18,996,591
                                                      ===========  ===========  ============  ===========  =============

                                                                                        TOTAL
                                                        ACCUMULATED     TREASURY     SHAREHOLDERS'
                                                          DEFICIT        STOCK          EQUITY
                                                        -------------  -----------   -------------

 Balances at June 30, 1995                              $ (2,706,388)  $    (423)    $  8,846,572

 Issuance of common stock pursuant to private
    placement under Regulation D, net (Note 9)                                          4,243,647

 Issuance of stock pursuant to acquisition, net                                         1,050,000
      (Note 14)

 Compensation expense                                                                      25,000

 Stock warrants exercised (Note 9)                                                      1,453,500

 Preferred stock dividends
    7% Class B shares ($.25 per share)                                                   (20,441)

    10% Class B shares ($.35 per share)                                                  (10,000)

 Net loss - 1996                                          (2,961,039)                 (2,961,039)
                                                        -------------  -----------   -------------

 Balances at June 30, 1996                                (5,667,427)       (423)      12,627,239

 Stock options exercised (Note 9)                                                          26,562

 Stock warrants exercised (Note 9)                                                        725,327

 Conversion of preferred shares to common (Note 8)

 Issuance of shares pursuant to dissolution of
    subsidiary Employee Stock Ownership Plan (Note
         12)

 Cost of filing stock registration statement                                             (35,389)

 Preferred stock dividends
    7% Class B shares ($.25 per share)                                                    (5,110)

    10% Class B shares ($.35 per share)                                                   (2,500)

 Net loss - 1997                                          (2,143,159)                 (2,143,159)
                                                        -------------  -----------   -------------

 Balances at June 30, 1997                              $ (7,810,586)  $    (423)    $ 11,192,970
                                                        =============  ===========   =============

The accompanying notes are an integral part of the consolidated financial statements.

BITWISE DESIGNS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 1997 and 1996

                                                                                            1997              1996
 Cash flows from operating activities:
     Net income (loss)                                                                 $  (2,143,159)    $   (2,961,039)
     Adjustments to reconcile net (loss) to net cash
          used in operating activities:
          Depreciation and amortization                                                       671,440            549,547
          Provision for doubtful accounts receivable                                          118,710             93,721
          Gain on sale of subsidiary                                                        (214,989)
          Non-cash compensation expense                                                                           25,000
          Loss on disposals of equipment                                                                          87,235
          Changes in operating assets and liabilities:
             Accounts receivable and due from related parties                             (3,801,719)        (1,817,346)
             Inventories                                                                    (785,305)        (1,137,804)
             Prepaid expenses and other current assets                                         69,234             31,694
             Accounts payable and accrued expenses                                            956,948            103,110
             Other                                                                           (11,476)
             Income taxes receivable                                                            8,160              (760)
                                                                                       ---------------   ----------------
                  Net cash used in operating activities                                   (5,132,156)        (5,026,642)
                                                                                       ---------------   ----------------

 Cash flows from investing activities:
     Purchases of property and equipment                                                    (425,739)          (565,753)
     Trademarks acquired                                                                     (25,000)
     Proceeds from sale of equipment                                                                               6,000
     Deferred licensing costs                                                                                    (6,190)
     Software development costs                                                             (110,390)           (29,957)
     Increase in notes receivable                                                                              (175,000)
     Proceeds from sale of business (Note 14)                                               1,855,636
     Acquisition of business, net of cash acquired (Note 14)                                                    (34,179)
     Other                                                                                    (7,187)
                                                                                       ---------------   ----------------
                  Net cash provided by (used in) investing activities                       1,287,320          (805,079)
                                                                                       ---------------   ----------------

 Cash flows from financing activities:
     Increase in borrowings under line of credit, net (Note 4)                              2,667,653          1,650,267
     Principal payments on long-term debt (Note 5)                                           (20,509)          (134,664)
     Principal payments on capital lease obligations (Note 7)                                (24,656)           (31,781)
     Dividends paid                                                                           (7,610)           (30,441)
     Stock options exercised                                                                   26,562
     Stock warrants exercised                                                                 725,327          1,453,500
     Proceeds from issuance of common stock, net                                                               4,243,647
     Payment of deferred offering costs                                                      (35,389)
                                                                                       ---------------   ----------------
               Net cash provided by financing activities                                    3,331,378          7,150,528
                                                                                       ---------------   ----------------

 Net (decrease) increase in cash and cash equivalents                                       (513,458)          1,318,807

 Cash and cash equivalents, beginning of year                                               3,377,305          2,058,498
                                                                                       ---------------   ----------------

 Cash and cash equivalents, end of year                                                $    2,863,847    $     3,377,305
                                                                                       ===============   ================


The accompanying notes are an integral part of the consolidated financial statements.

BITWISE DESIGNS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of business:

       Bitwise Designs, Inc. (Bitwise) and its subsidiaries, System Solutions Technology, Inc. (SST) and DJS Marketing Group, Inc. (DJS), collectively referred to as the "Company", are engaged in the manufacture and distribution of document imaging systems, personal computers and related peripheral equipment, components and accessories as well as network and Internet services. Bitwise has introduced a line of document imaging systems which it markets under the tradename "DocStar" on a national level.

       In August 1994, Bitwise acquired Electrograph, a value-added distributor of microcomputer peripherals, components and accessories throughout the East Coast of the United States. In April 1997, Bitwise sold Electrograph, which was structured as an asset sale with all liabilities assumed by the purchaser. Simultaneously with its acquisition of Electrograph in 1994, Bitwise acquired SST, a value-added distributor of advanced technology industrial computers and computer peripherals (see also Note 14).

       In March 1996, Bitwise acquired DJS Marketing Group, Inc. DJS distributes personal computer systems, workstations and peripheral equipment. In addition, DJS offers training programs for the use of computer software, as well as systems integration, network, Internet and hardware repair services. Subsequent to the acquisition of DJS, Bitwise transferred its personal computer division to DJS.

       During the fiscal year ended June 30, 1997 the Company incurred a net loss of $2,143,159, and cash used by operating activities totaled $5,132,156. The Company's available cash balance at June 30, 1997 totaled approximately $3 million, and it has available approximately $1 million under existing lines of credit. To date, the Company has been largely dependent on its ability to sell additional shares of its common stock to fund its operating deficits. Under its current operating plan to obtain a national acceptance of the DocStar product line, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of its DocStar document imaging system. If the Company is unable to attain projected sales levels for its DocStar systems, it may be necessary to raise additional capital to fund operations and meet its obligations. There is no assurance that such funding will be available, if needed.

     Principles of consolidation:

       The consolidated financial statements include the accounts of Bitwise Designs, Inc. and its subsidiaries, all of which are wholly-owned. The accounts of the subsidiaries have been consolidated since their respective acquisition dates. All intercompany balances and transactions have been eliminated in consolidation.

     Cash equivalents:

            The Company considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents. At June 30, 1997 and 1996, cash equivalents were composed primarily of investments in commercial paper and overnight deposits (see also Note
       16).

     Inventories:

       Inventories are stated at the lower of average cost or market.

BITWISE DESIGNS, INC. AND SUBSIDIARIES

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     Property and equipment:

       Property and equipment are stated at cost. Depreciation and amortization are determined using the straight-line method. Estimated useful lives of the assets range from three to seven years.

       Repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is recognized.

     Deferred licensing costs:

       Costs incurred in connection with the licensing of the Company's products by the Federal Communications Commission are reported net of accumulated amortization and are amortized using the straight-line method over the products' estimated life of three years.

     Software development costs:

       Software development and modification costs incurred subsequent to establishing technological feasibility are capitalized and amortized based on anticipated revenue for the related product with an annual minimum equal to the straight-line amortization over the remaining economic life of the related products (generally three years). Software development costs capitalized during 1997 and 1996 amounted to $110,390 and $29,957, respectively. Amortization expense related to software development costs for the years ended June 30, 1997 and 1996 was $65,606 and $28,810, respectively.

     Excess of cost over net assets of companies acquired:

       Excess of cost over net assets of companies acquired (goodwill) is being amortized on a straight-line basis over 20 years.

       The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. The amortization charged against earnings in 1997 and 1996 was $282,520 and $256,551, respectively. Accumulated amortization at June 30, 1997 and 1996 was $502,159 and $365,514, respectively.

     Income taxes:

       Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Revenue recognition and warranty provisions:

       Revenue from the sale of products is recognized when the products are shipped to customers. The Company provides a one year warranty on products it manufactures. On products distributed for other manufacturers, the original manufacturer warranties the product. Warranty expense was not significant to any of the years presented.

BITWISE DESIGNS, INC. AND SUBSIDIARIES

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     Advertising expenses:

       The Company recognizes advertising expenses as incurred. Advertising and promotion expense for 1997 and 1996 was approximately $1,361,000 and $968,000, respectively.

     Earnings per common share:

       Earnings per share of common stock are based on the weighted average number of common shares outstanding during each year. There were no dilutive common equivalent shares for the years ended June 30, 1997 and 1996. The weighted average number of common shares outstanding was 7,194,096 and 5,479,237 for the years ended June 30, 1997 and 1996, respectively.

     Use of estimates:

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     New Accounting Pronouncements:

       In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 amends the requirements of APB Opinion No. 15, "Earnings per Share" by replacing the presentation of primary earnings per share with basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement and requires a reconciliation of the numerator and the denominator of the diluted earnings per share computation. This statement will be effective for the interim periods of and the fiscal year ended June 30, 1998, and will require restatement of previously issued per share data. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements.

       In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. This statement will be effective for annual and interim financial statements beginning the fiscal year ending 1999, and will require reclassifications of prior periods. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements.

       In June 1997, the Financial Accounting Standards Board also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires expanded reporting of information about operating segments in interim and annual financial statements, including certain descriptive information about products and services, geographic areas, and major customers. This statement will be effective for annual financial statements beginning the fiscal year ending 1999, and for interim periods beginning the fiscal year ending 1999. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements.

     Reclassifications:

       It is the Company's policy to reclassify, where appropriate, prior year financial statements to conform to the current year presentation.

BITWISE DESIGNS, INC. AND SUBSIDIARIES

2.    INVENTORIES

     Inventories at June 30, 1997 and 1996 consist of:


                                             1997          1996
                                          ----------    ----------

Purchased components and raw materials    $1,301,871    $1,175,088
Finished goods                             1,835,461     2,886,557
                                          ----------    ----------
                                          $3,137,332    $4,061,645
                                          ==========    ==========



     Inventories are pledged as collateral for borrowings under the lines of credit, long-term debt and to certain suppliers as described in Notes 4 and 5.

3.     PROPERTY AND EQUIPMENT

       Property and equipment at June 30, 1997 and 1996 consists of the following:

                                                                                                          ESTIMATED
                                                                                                         USEFUL LIFE
                                                                         1997              1996            IN YEARS
                                                                         ----              ----          -----------
           Machinery and equipment                               $       1,245,668   $       965,535          3-6
           Demonstration and rental computers                              293,336           183,123          5-6
           Furniture and fixtures                                          241,907           242,513          5-7
           Leasehold improvements                                           80,699            76,182            6
           Vehicles                                                          7,804            28,162            5
                                                                    --------------    --------------
                                                                         1,869,414         1,495,515
           Less accumulated depreciation and amortization                (870,633)         (548,584)
                                                                    --------------    --------------

                                                                    $      998,781    $      946,931
                                                                    ==============    ==============


       Depreciation and amortization expense on property and equipment for the years ended June 30, 1997 and 1996 was $319,543 and $258,043, respectively. Assets under capital lease arrangements included in the above amounts are $28,938 and $123,550 of machinery and equipment, and $7,172 and $76,638 of furniture and fixtures, before related accumulated amortization totaling $18,053 and $103,627, at June 30, 1997 and 1996, respectively.

       Property and equipment are pledged as collateral for borrowings under the lines of credit and long-term debt as described in Notes 4 and 5.


4.     CREDIT FACILITIES

       Lines of credit:

          The Company has two lines of credit totaling $5,300,000, as described further below, of which $1,080,123 was available at June 30, 1997.

          One line of credit may be utilized by SST and Bitwise for $3 million ($2.7 and $1.6 million outstanding in 1997 and 1996) and is collateralized by acounts receivable, inventory and all other assets. The interest rate on this line of credit is based on the prime rate plus 2% per annum (10.25% at June 30, 1997). The line of credit agreement includes covenants which require the Company to maintain a minimum tangible net worth, a maximum debt-to-tangible net worth and a certain profitability level on a consolidated basis, as well as requiring delivery of periodic financial information and quarterly audits conducted by the lender. Bitwise was not in compliance with the minimum profitability level for the fiscal year ended June 30, 1997 and subsequent to June 30, 1997, the Company received a waiver of the covenant violation.

BITWISE DESIGNS, INC. AND SUBSIDIARIES

4.     CREDIT FACILITIES, CONTINUED

       Lines of credit, continued:

          DJS has a $2.3 million credit facility ($1.5 and $1.2 million outstanding in 1997 and 1996) from a financial institution. Under the revolving accounts receivable credit line portion of this agreement, DJS may receive advances of up to $1.0 million based on 85% of eligible accounts receivable. In addition, DJS may receive up to $1.3 million for vendor-subsidized inventory purchases. The revolving accounts receivable credit line bears interest at prime plus 1.75% (10% at June 30, 1997), subject to a minimum prime rate of 6%, and transaction fees of .10% on each advance. No finance charges are assessed on borrowings for vendor-subsidized inventory purchases if repayment complies with vendor specified criteria. The $2.3 million credit facility is collateralized by a first priority lien on accounts receivable, inventory, fixed assets, other assets and general intangibles of DJS.

          The $2.3 million credit facility includes covenants which require DJS to maintain a minimum tangible net worth, maximum debt-to-tangible net worth and a minimum tangible current ratio. Subsequent to June 30, 1997, the total credit facility for DJS was increased to $3.5 million.


5.     LONG-TERM DEBT

       Long-term debt at June 30, 1997 and 1996 consists of the following:

                                                                                           1997                1996

          Notes payable, Schenectady Economic Development Corporation and
          Schenectady Employment Training Development Corporation, interest accrues at 9% per annum. Monthly payments of interest and principal of
          $2,716 are due through January 1997. Collateralized by all assets of the Company subject to the rights of the holders of the line of credit
          as described in Note 4.                                                    $                    $        18,474

          Other                                                                                 1,601               3,636
                                                                                      ----------------    ----------------
                                                                                                1,601              22,110
          Less current portion                                                                  1,601              20,205
                                                                                      ----------------    ----------------

             Long-term debt, net of current portion                                   $           -0-     $         1,905
                                                                                      ================    ================


       Subsequent to year end in August 1997 the Company completed a financing with an offshore bank with gross proceeds of $4,000,000 (net proceeds of about $3,600,000 after expenses) in the form of unsecured, convertible, bearer notes with 400,000 detachable Common Stock purchase warrants. The notes accrue interest at 8%, payable semiannually in arrears. Each note is in the denomination of $5,000. The holder of 10 or more notes may convert the notes into common stock commencing November 1, 1997 until August 11, 2002 at the rate of $3.25 per share. The warrants may be exercised at $3.25 per share of common stock from November 1, 1997 until August 11, 2002.

BITWISE DESIGNS, INC. AND SUBSIDIARIES

6.     INCOME TAXES

       Income tax expense (benefit) for the years ended June 30, 1997 and 1996 consists of:

                                                                       CURRENT           DEFERRED           TOTAL
                                                                    --------------    ---------------   ---------------

           Year ended June 30, 1997
             Federal                                                $                 $                 $
             State and local                                                25,819                              25,819
                                                                    --------------    ---------------   ---------------
                                                                    $       25,819    $                 $       25,819
                                                                    ==============    ===============   ===============

           Year ended June 30, 1996
             Federal                                                $                 $                 $
             State and local                                                18,251                              18,251
                                                                    --------------    ---------------   ---------------
                                                                    $       18,251    $                 $       18,251
                                                                    ==============    ===============   ===============



       At June 30, 1997, the Company has federal net operating loss carryforwards for tax purposes approximating $7,997,000. The years in which the net operating loss carryforwards expire are as follows:
       2000-$224,000; 2001-$684,000; 2002-$48,000; 2003-$3,000; 2004-$6,000;
       2005-$48,000; 2006-$32,000; 2007-$430,000; 2008-$1,557,000;
       2009-$1,740,000; 2010-$10,000; 2011-$2,665,000; and 2012-$550,000.

       Through the acquisitions of Electrograph and SST, the Company acquired approximately $1,066,000 and $1,544,000 of federal net operating loss carryforwards for tax purposes, subject to certain annual limitations on the use of the net operating loss carryforwards arising prior to the acquisition in accordance with Internal Revenue Code Section 382. At June 30, 1997, the remaining federal net operating loss carryforwards were $966,000 and $1,383,000 for Electrograph and SST, respectively.

       The following table reconciles the expected tax benefit at the federal statutory rate of 34% to the effective tax rate.

                                                   1997            1996

Computed expected tax benefit                 $  (719,896)    $(1,000,548)
Increase in valuation allowance                   210,211         914,153
Additional tax gain on sale of assets             381,464
Nondeductible goodwill amortization                96,057          87,227
Adjustment to prior years' taxes                                  (17,911)
State income taxes, net of federal benefit         25,819          18,251
Other nondeductible expenses                       32,164          17,079
                                              -----------     -----------

                                              $    25,819     $    18,251
                                              ===========     ===========

BITWISE DESIGNS, INC. AND SUBSIDIARIES

6.     INCOME TAXES, CONTINUED

       The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 1997 and 1996 are presented below:

                                                                                           1997                1996

          Deferred income taxes:
             Allowance for doubtful accounts                                          $        70,136      $        73,209
             Inventories, principally due to additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986
               and inventory reserves                                                         177,206              186,198
             Deferred rent and other liabilities                                              134,120               82,864
             Net operating loss carryforward                                                2,719,117            2,532,117
                                                                                      ---------------      ---------------
                  Total gross deferred tax assets                                           3,100,579            2,874,388
             Less valuation allowance                                                      (3,029,021)          (2,818,810)
                                                                                      ---------------      ---------------
                  Net deferred tax asset                                                       71,558               55,578
          Deferred income tax liability:
             Equipment, principally due to differences in
               depreciation methods                                                           (71,558)             (55,578)
                                                                                      ---------------      ---------------

                  Net deferred income taxes                                           $           -0-      $            -0-
                                                                                      ===============      ===============


       The valuation allowance for deferred tax assets as of July 1, 1996 and 1995 was $2,818,810 and $1,946,505, respectively. The net change in the total valuation allowance for the years ended June 30, 1997 and 1996 was an increase of $210,211 and $872,305, respectively.


7.     LEASE COMMITMENTS

       The Company is obligated under operating and capital leases for certain equipment and facilities expiring at various dates through the year 2001.

       As of June 30, 1997, future minimum payments by year, and in the aggregate, under capital and noncancelable operating leases with initial terms of one year or more consist of the following:


                                                                                          OPERATING
                                                                       CAPITAL              LEASES
                                                                       LEASES          RELATED PARTY      OTHER
                                                                   -------------     ---------------  -------------
          Fiscal year ending June 30:
             1998                                                  $     11,055      $    147,200     $     148,632
             1999                                                         1,333           147,200            71,469
             2000                                                                          24,533            64,299
             2001                                                                                            58,593
             2002
                                                                   ------------      ------------     -------------
                                                                         12,388      $    318,933     $     342,993
                                                                                     ============     =============
             Amount representing interest                                  (891)
                                                                   ------------
             Present value of net minimum lease payments                 11,497
             Less current portion                                       (10,200)
                                                                   ------------
             Long-term portion                                     $      1,297
                                                                   ============


       Rental expense was approximately $277,000 and $317,000 for the years ended June 30, 1997 and 1996, respectively (see also Note 12).

BITWISE DESIGNS, INC. AND SUBSIDIARIES

8.     PREFERRED STOCK

       The Board of Directors is authorized to issue shares of preferred stock, $.10 par value per share, from time to time in one or more series. The Board may issue a series of preferred stock having the right to vote on any matter submitted to shareholders including, without limitation, the right to vote by itself as a series, or as a class together with any other or all series of preferred stock. The Board of Directors may determine that the holders of preferred stock voting as a class will have the right to elect one or more additional members of the Board of Directors, or the majority of the members of the Board of Directors. The Board of Directors has designated a series of preferred stock which has the right to elect a majority of the Board of Directors. The holders of preferred stock which have the right to elect a majority of the Board of Directors are therefore able to control the Company's policies and affairs.

       The Board of Directors may also grant to holders of any series of preferred stock, preferential rights to dividends and amounts payable in liquidation. Furthermore, the Board of Directors may determine whether the shares of any series of preferred stock may be convertible into common stock or any other series of preferred stock of the Company at a specified conversion price or rate, and upon other terms and conditions as determined by the Board of Directors.

       The Board of Directors has designated 200 shares of preferred stock as Series A Preferred stock, of which 100 shares have been issued to each of the chairman/chief executive officer and senior vice president of the Company. The holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors as long as each holder remains, subject to certain conditions, an officer, director and at least 5% shareholder of the Company. During such time as the Series A Preferred Stock is outstanding, the holders have the right to elect a majority of the Board of Directors. To date, the holders of the Series A Preferred Stock have not exercised such right. The Series A Preferred Stock is entitled to vote as a group. The holders of the Series A Preferred Stock have a preference on liquidation of $1.00 per share and no dividend or conversion rights.

       In connection with the Company's acquisition of SST, 112,003 shares of preferred stock designated as Series B Convertible Preferred Stock were issued. The holders of the Series B Convertible Stock were entitled to quarterly dividends at 7% and 10%. The Series B Convertible Preferred Stock was convertible into common stock at the rate of $3.50 per share. In August 1996, all of the Series B shareholders elected to convert their shares into common stock (see also Note 14).


9.     STOCK OPTION PLANS AND STOCK WARRANTS

       A) 1992 Employees Stock Option Plan:

          In May 1992, the shareholders approved the 1992 Employees Stock Option Plan (the "1992 Plan"). The Plan provided for the grant of options to purchase 600,000 shares of the Company's common stock. In January 1995, the shareholders approved an amendment to the Plan to increase the number of shares of common stock available under the Plan to 3,000,000 shares. Under the terms of the 1992 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISO") under Section 422A of the Internal Revenue Code, or options which do not so qualify ("non-ISOs"). In 1997, the Company filed a registration statement with the SEC to register the shares issued under the 1992 Plan.

BITWISE DESIGNS, INC. AND SUBSIDIARIES

9.     STOCK OPTION PLANS AND STOCK WARRANTS, CONTINUED

       A) 1992 Employees Stock Option Plan, Continued:

          The 1992 Plan is administered by a Compensation Committee designated by the Board of Directors. The Board or the Committee, as the case may be, has the discretion to determine eligible employees and the times and the prices at which options will be granted, whether such options shall be ISOs or non-ISOs, the period during which each option will be exercisable and the number of shares subject to each option. Options generally vest one year after the date of grant. The Board or the Committee has full authority to interpret the 1992 Plan and to establish and amend rules and regulations relating thereto. Under the 1992 Plan, the exercise price of an option designated as an ISO may not be less than the fair market value of the Company's common stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent shareholder, the exercise price shall be at least 110% of such fair market value. The aggregate fair market value of shares subject to options which are designated as ISOs which become exercisable in any calendar year shall not exceed $100,000.

          The Board or the Committee may in its sole discretion grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option.

          Unless sooner terminated, the 1992 Plan will expire in the year 2002.

                                                                                                       WEIGHTED
                                                                                                        AVERAGE
                                                                                   NUMBER OF         OPTION PRICE
                                                                                     SHARES            PER SHARE
                                                                                  ------------       ------------

          Outstanding at June 30, 1995                                               1,503,880       $     1.98
          Options granted:
            Equal to market price                                                      692,500             5.78
            Exceeding market price                                                      75,000             7.13
            Options canceled or surrendered                                            (95,000)            2.29
                                                                                  ------------        ---------

          Outstanding at June 30, 1996                                               2,176,380             3.37
            Options granted equal to market price                                      226,500             4.26
            Options exercised                                                          (33,825)            1.37
            Options canceled or surrendered                                           (429,685)            3.10
                                                                                  ------------

          Outstanding at June 30, 1997                                               1,939,370             3.53
                                                                                  ============

          The following is a summary of the status of employee stock options at June 30, 1997:

                                                     OUTSTANDING OPTIONS               EXERCISABLE OPTIONS
                                             -------------------------------------   ------------------------
                                                           WEIGHTED
                                                           AVERAGE      WEIGHTED                   WEIGHTED
                                                          REMAINING     AVERAGE                    AVERAGE
                                                          CONTRACTUAL   EXERCISE                   EXERCISE
          Exercise Price Range                 NUMBER        LIFE         PRICE         NUMBER       PRICE
          --------------------                 -------   -----------   ----------     ---------   ----------
              $ .34 - 2.00                     884,370         3.0   $     1.53       563,037   $     1.52
               2.01 - 4.00                     225,500         2.9         3.35        84,500         3.23
               4.01 - 6.00                     394,000         3.7         4.98       101,165         5.04
               6.01 - 8.00                     435,500         3.8         6.35       141,830         6.36

          As of June 30, 1997 and 1996, 890,537 shares and 770,722 shares, respectively, were exercisable under the 1992 Employees Stock Option Plan.

BITWISE DESIGNS, INC. AND SUBSIDIARIES

9.     STOCK OPTION PLANS AND STOCK WARRANTS, CONTINUED

       B) Non-Executive Director Stock Option Plan:

          In April 1992, the Board of Directors adopted the Non-Executive Director Stock Option Plan (the "Director Plan") which was approved by the Company's shareholders on May 6, 1992. The Director Plan provides for issuance of a maximum of 400,000 shares of common stock upon the exercise of stock options granted under the Director Plan. Options can be granted under the Director Plan until April 2002 to (i) non-executive directors as defined and (ii) members of any advisory board established by the Company who are not full-time employees of the Company or any of its subsidiaries. The Director Plan provides that each non-executive director will automatically be granted an option to purchase 10,000 shares upon joining the Board of Directors and on each September 1 thereafter, provided such person has served as a director for the previous twelve-month period. Similarly, each eligible director of an advisory board will receive, upon joining the advisory board and on each September 1 thereafter, an option to purchase 5,000 shares of the Company's common stock, providing such person has served as a director of the advisory board for the previous twelve-month period. Options vest immediately on the date of grant.

          The exercise price for options granted under the Director Plan shall be 100% of the fair market value of the common stock on the date of grant. Until otherwise provided, the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of common stock of the Company or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five years from the date of grant. The Director Plan is administered by a committee of the Board of Directors composed of not fewer than three persons who are officers of the Company (the "Committee"). The Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment.

          As of June 30, 1997, options to purchase up to 220,000 shares have been granted to non-executive directors. Options to purchase 40,000 and 50,000 shares were granted in 1997 and 1996, respectively, and 10,000 shares were canceled or surrendered in 1997. These options are exercisable at prices between $3.375 and $5.125 per share. During 1997 and 1996, none of the options were exercised or canceled.

       C) Common Stock Warrants:

          A schedule of common stock warrant activity is as follows:

                                                                       WEIGHTED
                                                                        AVERAGE
                                                       NUMBER           WARRANT
                                                         OF              PRICE
                                                       SHARES          PER SHARE
                                                      ---------        ---------
          Outstanding June 30, 1995                   1,312,000        $    2.36
            Warrants granted:
               Equal to market price                     22,000             6.21
               Less than market price                 1,957,137             4.39
            Warrants exercised                         (652,380)            2.23
            Adjustments for antidilution                 36,380             3.59
                                                      ---------

          Outstanding June 30, 1996                   2,675,137             3.75
            Warrants granted                             10,000             4.44
            Warrants exercised                         (358,142)            2.03
                                                      ---------
          Outstanding June 30, 1997                   2,326,995             4.23
                                                      =========

BITWISE DESIGNS, INC. AND SUBSIDIARIES

9.     STOCK OPTION PLANS AND STOCK WARRANTS, CONTINUED

       C) Common Stock Warrants, Continued:

          In December 1995, the Company issued 1,528,569 redeemable common stock warrants in connection with the Company's private placement under Regulation D. Other warrants issued during 1997 and 1996 were to various firms providing services to the Company.

          The following is a summary of the status of common stock warrants at June 30, 1997:

                                                    OUTSTANDING WARRANTS             EXERCISABLE WARRANTS
                                            -------------------------------------   ------------------------
                                                          WEIGHTED
                                                          AVERAGE      WEIGHTED                   WEIGHTED
                                                         REMAINING     AVERAGE                    AVERAGE
                                                         CONTRACTUAL   EXERCISE                   EXERCISE
          Exercise Price Range                NUMBER        LIFE        PRICE         NUMBER       PRICE
          --------------------              -----------  -----------  -----------   -----------  -----------
              $1.50 - 2.00                     250,000         3.00   $     1.53       250,000         1.53
               2.01 - 4.00                     229,284         3.43         3.47       229,284         3.43
               4.01 - 6.00                   1,722,711         3.47         4.51     1,722,711         3.47
               6.01 - 8.00                     125,000         2.58         7.15       120,000         7.26

       D) SFAS No. 123:

          The per share weighted average fair value of stock options and common stock warrants granted during fiscal 1997 and 1996 was $1.00 and $3.88, respectively. These amounts were determined using the Black Scholes option-pricing model which values options and warrants based on the stock price at the grant date, the expected life of the option or warrant, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option or warrant. The dividend yield was calculated by dividing the current annualized dividend by the option or warrant price for each grant. The expected volatility was based on the stock prices for the period beginning in May 1992 when the Company completed its first public offering until June 30, 1997 and 1996, respectively. The risk-free interest rate was the rate available on zero coupon U.S. government issues with a term equal to the remaining term for each grant. The expected life of the option or warrant was estimated based on the exercise history from previous grants.

          The Company applies APB No. 25 in accounting for its stock option and stock warrant plans and, accordingly, no compensation cost has been recognized in the Company's financial statements for stock options or warrants granted under any of the stock or warrant plans. If under SFAS No. 123, the Company determined compensation cost based on the fair value at the grant date for its stock options and warrants, net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                    JUNE 30,          JUNE 30,
                                                      1997              1996
          Net loss
            As reported                           $  2,143,159      $ 2,961,039
            Pro forma                                2,237,301        4,151,890

          Loss per share
            As reported                           $        .30      $       .55
            Pro forma                                      .31              .76

BITWISE DESIGNS, INC. AND SUBSIDIARIES

9.     STOCK OPTION PLANS AND STOCK WARRANTS, CONTINUED

       D) SFAS No. 123, Continued:

          Under SFAS No. 123, stock options and warrants granted prior to fiscal 1996 are not required to be included as compensation in determining pro forma net earnings. To determine pro forma net earnings, reported net earnings have been adjusted for compensation costs calculated for vested stock options granted during fiscal 1997 and 1996.

          The effects of applying SFAS 123 on providing pro-forma disclosures are not necessarily likely to be representative of the effects on reported net income for future years.

10.    COMMITMENTS

       Employment agreements:

          Effective July 1, 1995, the Company entered into a new employment agreement with its chief executive officer for a five-year term ending June 30, 2000. The employment agreement provides for (i) annual compensation of $100,000 for the first year of the agreement, increasing by 10% in each of the second and third years; (ii) a bonus of 3% of the Company's pre-tax income, with such additional bonuses as may be awarded at the discretion of the Board of Directors; (iii) the award of non-qualified stock options to purchase 600,000 shares of the Company's common stock at an exercise price of $1.5625 per share of which increments of 100,000 shares vested on June 30, 1995, and the remainder vests in increments of 125,000 shares on each of June 30, 1996, 1997, 1998 and 1999; (iv) certain insurance and severance benefits and (v) an automobile and expenses.

          In March 1996, the Company entered into employment agreement with the three principals of DJS Marketing Group, Inc. in connection with the acquisition of DJS as described in Note 14. The president and two vice presidents entered into two-year employment agreements each providing for a specified annual compensation, performance bonus payments and an aggregate of 375,000 employee stock options to purchase shares of the Company's common stock at exercise prices ranging from $6.125 to $7.125 per share.


11.    CASH FLOWS - SUPPLEMENTAL INFORMATION

       Cash flows:

          The Company paid interest in the amounts of $424,843 and $207,684 for the years ended June 30, 1997 and 1996, respectively. Income taxes paid aggregated $40,446 and $19,011 during the years ended June 30, 1997 and 1996, respectively.

       Noncash investing and financing activities (see also Note 14):

          During the year ended June 30, 1997, the Company received a note of $296,912 in exchange for assets disposed of as part of the sale of Electrograph.

          During the year ended June 30, 1996, the Company entered into capital lease obligations for the purchase of equipment aggregating $12,555.

BITWISE DESIGNS, INC. AND SUBSIDIARIES

12.    RELATED PARTIES

       Employee receivables:

          At June 30, 1997 and 1996, "Due from related parties" included non-interest bearing advances of $25,056 and $74,136, respectively, from employees and officers of the Company.

       Notes receivable:

          During 1996, Bitwise entered into two promissory notes receivable with a director (hereinafter referred to as the Director Note) and the former shareholders of DJS Marketing Group, Inc. (hereinafter referred to as the DJS Note), included within "Due from related parties," in the amounts of $50,000 and $125,000. The director Note bears interest at the rate of 6% per annum. The note principal and accrued interest thereon was due and payable on May 10, 1997 and is secured by all of the borrowers issued and outstanding director stock options (options to purchase 40,000 shares at June 30, 1997). The due date has been extended to November 10, 1997. The DJS Note bears interest at the rate of 8% per annum. The note principal and accrued interest thereon is due on March 8, 1998 and is collateralized by 30,000 shares of Bitwise Designs, Inc. common stock.

       Other transactions:

          The Company's subsidiary, SST, conducts its primary operations from a building leased from its President and two other individuals. During 1997 and 1996, SST paid rent on this building of approximately $144,200 and $108,000, respectively.

          During 1997, the Company dissolved SST's Employee Stock Ownership Plan by converting the SST common stock shares to shares of Bitwise common stock.


13.    EMPLOYEE BENEFIT PLAN

       Effective July 1, 1993, the Company implemented a qualified defined contribution 401(k) profit sharing plan for all eligible employees. The Company will make contributions in percentages of compensation, or amounts as determined by the Company. The Company contributed $1,341 and $1,750 during the years ended June 30, 1997 and 1996, respectively.


14.    ACQUISITIONS AND SALES OF BUSINESSES

       On March 8, 1996, Bitwise completed its acquisition of DJS Marketing Group, Inc. The shareholders of DJS Marketing Group, Inc. received $80,000 in cash and 200,000 shares of restricted common stock of Bitwise in exchange for the 4,000 outstanding shares of DJS Marketing Group, Inc. common stock. The cost of the acquisition was approximately $1,140,000.

       Under the indemnification provisions of the merger, 25,000 common shares of Bitwise received by the former shareholders of DJS are held in escrow for a period of 18 months from the date of the acquisition. In addition, the common shares of Bitwise transferred in connection with the acquisition are restricted for a period of two years. Also, as a condition of the acquisition, the former shareholders of DJS Marketing Group, Inc. have entered into employment and non-competition agreements expiring on March 31, 1998 (see also Note 10).

BITWISE DESIGNS, INC. AND SUBSIDIARIES

14.    ACQUISITIONS AND SALES OF BUSINESSES, CONTINUED

       In April 1997, the Company sold Electrograph with the transaction structured as an asset sale. The Company realized a gain of $214,989. The Company received $2,522,361 in cash including an adjustment to the purchase price of $22,361 based on the final balance sheet. In addition the Company was owed $646,912 by Electrograph at the date of sale. The buyer paid $350,000 in cash and $296,912 with a nine-month note at 3% interest.


15.    SECURITIES OFFERINGS

       In December 1995, the Company completed a private equity offering including common stock and redeemable common stock warrants of $5,000,000 exempt from registration under Regulation D of the Securities Act of 1933. Each redeemable common stock warrant entitles the holder thereof to purchase on or prior to the last business day of the sixtieth month following the date of the first closing of this offering one share of common stock of the Company at an exercise price of $4.50 per share, subject to adjustment in certain circumstances. The common stock purchase warrants are redeemable, in whole or in part, at the option of the Company, for $.10 per warrant on not less than thirty days prior written notice, at any time, commencing six months from the first closing of this offering, provided that (i) the closing bid quotation of the Company's common stock is at least 150% of the then exercise price of the warrants on each of the 20 trading days ending on the third trading day prior to the day on which notice of redemption is given; and (ii) the warrants have been registered under the Securities Act of 1933, as amended (registration completed in fiscal 1997). Proceeds from the offering of the 1,428,565 shares aggregated $5,000,000. The Company also incurred expenses associated with the offering in the amount of $756,353.

       In addition, the Company granted Whale Securities Co. L.P. (Whale), which acted as the placement agent in the December 1995 offering, warrants to purchase 428,568 shares of common stock, exercisable for a period of five years, at a price equal to the offering price. These warrants contain anti-dilution provisions and registration rights, including demand and "piggy back" registration rights, and shall not be redeemable by the Company. Also, the Company granted Whale a three-year right of first refusal with respect to certain future financings of the Company, the right to designate, at its option, a nominee for election as a member of the Board of Directors of the Company or as a non-voting advisor to the Board of Directors, and the Company will use its best efforts to cause such nominee to be elected and continued in office as a director of the Company or as such advisor for a period of three years from the first closing of the offering. The Company has also agreed to indemnify Whale against certain liabilities, including liabilities under the Securities Act of 1933, in connection with the offering.

BITWISE DESIGNS, INC. AND SUBSIDIARIES

16.    FINANCIAL INSTRUMENTS

       Concentrations of credit risk:

          Financial instruments which subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. To reduce credit risk, the Company places its temporary cash investments with high credit quality financial institutions. The Company's credit customers are not concentrated in any specific industry or business. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

       Fair value:

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

          Cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses and other current liabilities. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximates fair value because of the short maturity of these instruments. The carrying amount of notes receivable, included within "Due from related parties," approximates fair value because the notes bear interest that approximates the market rate.

          Lines of credit and long-term debt. The interest rates on the Company's lines of credit are reset according to changes in the current market (see Note 4). The remaining balance of long-term debt approximates fair value because of its short maturity (see Note 5). Consequently, the carrying value of the borrowings under lines of credit and long-term debt approximates fair value.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Upon the effectiveness of the Company's public offering on May 13, 1992, its Common Stock commenced trading in the over-the-counter market and was listed on the SmallCap Market of the Nasdaq Stock Market ("NASDAQ") under the symbol "BTWS." On August 11, 1994, the Common Stock commenced trading on the Boston Stock Exchange under the symbol BTW. On June 25, 1996, the Company withdrew its listing on the Boston Stock Exchange. On April 24, 1996, the Company's Common Stock commenced trading on the Pacific Stock Exchange.

         The following is the range of high and low closing prices for the Company's Common Stock on the Nasdaq SmallCap Market for the periods indicated below:

                                          High            Low
                                          ----            ---

 Common Stock
 ------------
 Fiscal Year 1997
 ----------------
          1st Quarter  . . . . . . . .    5-13/16         3-1/4

          2nd Quarter  . . . . . . . .    6-1/4           4-1/4

          3rd Quarter  . . . . . . . .    6-1/2           3-1/8

          4th Quarter  . . . . . . . .    3-9/16          2-3/4


 Fiscal Year 1996
 ----------------
          1st Quarter  . . . . . . . .    5-1/4           1-9/16

          2nd Quarter  . . . . . . . .    7-3/8           4-3/8

          3rd Quarter  . . . . . . . .    7-15/16         5-3/8

          4th Quarter  . . . . . . . .    6-7/8           4-5/8

         The above quotations represent prices between dealers, do not include retail mark-ups, mark-downs, or commissions, and do not necessarily represent actual transactions.

         As of September 22, 1997, there were approximately 618 holders of record of the Company's Common Stock but the Company believes there are more than 500 beneficial holders of the Company's Common Stock.

         The Company has not paid any dividends upon its Common Stock since its inception. The Company does not expect to pay any dividends upon its Common Stock in the foreseeable future and plans to retain earnings, if any, to finance the development and expansion of its business. Further, the Company's Certificate of Incorporation authorizes the Company's Board of Directors to issue Preferred Stock with a preferential right to dividends. There are no outstanding shares of Preferred Stock with dividend rights.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the Company's financial statements, including the notes thereto, contained elsewhere in this report.

RESULTS OF OPERATIONS

Fiscal Year 1997 Compared to Fiscal Year 1996

         The Company realized a consolidated net loss of $2,143,159, ($.30 per share) compared to $2,961,039 ($.55 per share) for the years ended June 30, 1997 and 1996, respectively. Consolidated net sales totaled $53,109,469 and $30,611,258 for the years ended June 30, 1997 and 1996, respectively.

         The sales increase is due in part to the acquisition of DJS on March 8, 1996. DJS had sales of $16,560,884 for the year ended June 30, 1997 compared to $3,023,648 for the period March 8, 1996 to June 30, 1996. The sales increase is also due to the growth in the Company's DocStar product line. DocStar sales totaled $7,792,125 for the year ended June 30, 1997 compared to $1,650,921 for the prior year. All other businesses also experienced sales growth in fiscal 1997 compared to fiscal 1996. The sales results also include sales from ESI for all but two months of the 1997 fiscal year until its sale by the Company in April 1997.

         The Company's loss for the year is due to losses incurred by the Company's Imaging Division, which markets the DocStar product line. DocStar was introduced to the national marketplace in January 1996. Previously it was only test marketed in the Albany, NY region. The DocStar product line has not yet achieved sufficient sales volume to generate a profit.

         Gross profit for the fiscal year ended June 30, 1997 was $10,006,736 compared to $4,826,693 for the prior year. The gross profit margin was 18.8% and 15.8% for years ended June 30, 1997 and 1996, respectively. The gross profit margin (which is defined as gross profit as a percentage of sales) increased in fiscal 1997 compared to the prior year due to the growth of the Company's DocStar product line which has significantly higher margins than other product lines of the Company.

         Selling, general and administrative expenses (SG&A) consist of all other Company expenses except product development costs and interest. SG&A expenses amounted to $11,834,173 and $7,564,946 for the years ended
June 30, 1997 and 1996, respectively. SG&A expenses increased due to the addition of DJS in March 1996, which incurred SG&A expenses of $1,631,791 for the year ended June 30, 1997 compared to $472,432 for the period March 8, 1996 to June 30, 1996. In addition, the Company incurred significant expenses related to the DocStar product line. SG&A expenses related to the DocStar product line amounted to $5,636,151 and $2,649,203 for the years ended June 30, 1997 and 1996, respectively.

         As a percentage of sales, SG&A costs decreased from 24.7% to 22.3% from fiscal 1996 to fiscal 1997. The decrease is due to the sales growth in all Company businesses and the fact that sales have grown at a faster rate than SG&A costs, so that as a percentage of sales SG&A costs have decreased.

         Product development expenses relate primarily to software development of the Company's DocStar product line and increased from $129,075 to $176,539 for the years ended June 30, 1996 and 1997, respectively. The Company has a policy of capitalizing software development costs and generally amortizing those costs over three years as product development expense.

         Interest expenses totaled $444,918 and $232,678 for the years ended June 30,1997 and 1996, respectively. The increase in interest cost is due to the acquisition of DJS which incurred interest on its line of credit borrowings. It is also due to increased borrowings by all other operations of the Company under an existing line of credit caused by an increase in sales and related increases in inventory and accounts receivable. Interest rates decreased slightly during fiscal 1997 compared to fiscal 1996.

         In the last fiscal year the Company incurred significant costs to introduce, market and sell the DocStar product line, as well as continued research and development expenditures. The Docstar product line is sold nationally through office equipment dealer channels. The Company continues to recruit new dealers across the country which results in significant personnel, advertising, marketing and travel expenditures.

Fiscal Year 1996 Compared to Fiscal Year 1995

         The Company realized a consolidated net loss of $2,961,039 or $.55 per share, for the fiscal year ended June 30, 1996 compared to a net profit of $3,681, or $.00 per share, for the fiscal year ended June 30, 1995. Consolidated net sales totaled $30,611,258 for fiscal year 1996 compared to $23,949,368 for fiscal year 1995.

         The sales increase is partially attributed to the acquisition of DJS in March 1996. Sales increases also reflect the inclusion of Electrograph and SST as wholly-owned subsidiaries of the Company for the entire fiscal year 1996 compared to inclusion for only approximately 10 1/2 months in fiscal year 1995. The Company also experienced significant sales growth in its document imaging product line known as DocStar. Additionally, Electrograph Systems, Inc., and System Solutions Technology, Inc. ("SST") also experienced sales growth.

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

         Selling, general and administrative expenses consist of all other Company expenses, except product development and interest. These costs increased from $3,993,861 in fiscal 1995 to $7,564,946 in fiscal 1996. The increase in such expenses is due to the acquisition of DJS as well as the growth of SST and Electrograph. Additionally, these increased expenses resulted from inclusion of SST and Electrograph for the full fiscal year 1996. In addition, the Company incurred significant selling, general and administrative costs related to the DocStar product line in fiscal 1996, including costs associated with the hiring of a national dealer sales force and related expenses such as salaries, travel and living expenses, moving expenses, communication costs, equipment costs and benefits as well as advertising, promotion, sales training, service training, technical support, production overhead and office overhead. The Company is continuing to recruit sales, marketing and service personnel for the DocStar line, and therefore additional costs will be incurred during the next fiscal year.

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

         Product development expenses that relate primarily to development of the Company's DocStar product line, increased from $29,384 in fiscal 1995 to $129,075 in fiscal 1996. The Company has a policy of capitalizing qualifying software development costs and amortizing those costs generally over three years, the estimated economic life of the product. During fiscal year 1996, the Company capitalized $29,957 in such costs as compared to $48,911 in fiscal 1995.

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

         The decrease in profits can be attributed to the introduction of the DocStar product line. During fiscal year 1996, the Company incurred and expects to continue to incur, significant selling and administration costs to build a management and sales team, significantly expand its distribution network and to advertise and promote DocStar. As a result of these various costs, the Company has incurred a loss for the year ended
June 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of long-term debt at June 30, 1997 totaled $1,601. The Company also has two working capital lines of credit totaling $5,300,000 which are collateralized by all accounts receivable, inventory and all other assets of the Company and its subsidiaries. At June 30, 1997 the total outstanding balance was $4,219,877. One of the credit lines, in the principal amount of $2,300,000, may only be utilized by DJS. The other line of credit of $3,000,000 may be utilized by Bitwise and SST. Subsequent to June 30, 1997, the DJS line of credit was increased to $3,500,000, thereby increasing the total lines of credit to $6,500,000.

         The debt accrues interest at rates ranging from the prime rate plus 1.75% to 2% per annum. The line of credit agreements include various covenants which require the Company and the subsidiaries to maintain a minimum tangible net worth, maximum debt to tangible net worth and for DJS a minimum tangible current ratio and for BitWise a minimum annual net profit. They also require delivery of periodic financial information and quarterly audits conducted by the lender. At June 30, 1997 the Company was not in compliance with one of its debt covenants which required the Company to report a profit for the year ended June 30, 1997. Subsequent to year end the Company received a covenant waiver from its lending institution.

         The Company completed a private equity offering including common stock and warrants with gross proceeds of $5,000,000 in December 1995 under Section 4(2) of the Securities Act of 1933 or Regulation D; net proceeds approximated $4,200,000, after expenses. The Company has used the proceeds to fund sales, marketing and distribution of its DocStar product line on a national basis. These expenditures include staffing, advertising and promotion, travel, consulting, office expansion, equipment, furniture and other related costs.

         In April 1997, the Company sold substantially all of the assets of a subsidiary Electrograph Systems, Inc. for $2,500,000 plus $646,912 to satisfy intercompany payables owed to Bitwise by Electrograph. All liabilities were assumed by the purchaser as well. The Company later received an additional $22,361 for adjustments in the selling price which became due upon completion of Electrograph's final balance sheet.

         Property, plant and equipment expenditures totaled $425,739 for the year ended June 30, 1997. There were no purchase commitments outstanding or contemplated.

         Subsequent to year end in August 1997 the Company completed a financing with an offshore bank with gross proceeds of $4,000,000 (net proceeds of about $3.6M after expenses) in the form of unsecured, convertible, bearer notes with 400,000 detachable Common Stock purchase warrants. The notes accrue interest at 8%, payable semiannually in arrears. Each note is in the denomination of $5,000. The holder of 10 or more notes may convert the notes into common stock commencing November 1, 1997 until August 11, 2002 at the rate of $3.25 per share. The warrants may be exercised at $3.25 per share of common stock from November 1, 1997 until August 11, 2002.

         The Company anticipates that cash expected to be provided by operations together with the proceeds from the sale of Electrograph, the proceeds of the August 1997 offering described above and borrowings under its lines of credit will be sufficient to satisfy normal operating obligations.

         During the fiscal year ended June 30, 1997, the Company incurred a net loss of $2,143,159, and cash used by operating activities totaled $5,132,156. The Company's available cash balance (before the $4 million financing in August
1997) at June 30, 1997 totaled approximately $3 million and it had available approximately $l.l million under existing lines of credit. Under its current operating plan to obtain a national acceptance of the DocStar product line, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of its DocStar document imaging system. If the Company is unable to attain projected sales levels for its DocStar systems, it may be necessary to raise additional capital to fund operations and meet its obligations.

SAFE HARBOR STATEMENT

         Certain statements in this Form l0-KSB, including information set forth under Item 6 Management's Discussion and Analysis of Financial
Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the
Act). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements in this Form l0-KSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or Operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of the DocStar product line, competition and technological changes and other risks as discussed in the Company's filings with the Securities and Exchange Commission, including its Registration Statement on Form S-3 declared effective on July 30, 1996 all of which risk factors could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

EFFECTS OF INFLATION AND CHANGING PRICES

         The impact of general inflation on the Company's operations has not been significant to date and the Company believes inflation will continue to have an insignificant impact on the Company. However, price deflation in the major categories of components purchased by the Company has been substantial and is anticipated to continue through fiscal 1998. Typically, new components such as new generations of microprocessors and new optical disk drive technologies are introduced at premium prices, and command high margins and high market prices for the initial six to twelve months of their availability. During this period, the Company is able to earn premium margins on its products. As the life cycle progresses competitive pressures could force prices down and thus lower the premium margins that existed. The Company does not believe price deflation will have an impact on the Imaging Systems product line because it serves a niche market although there can be no assurances that changing prices will not have an impact in the future on this product line.

NEW ACCOUNTING STANDARDS

         In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which is effective for the Company in fiscal 1997. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which became effective for the Company in fiscal year 1997. The Company has complied with the disclosure requirements of SFAS No. 123 in fiscal year 1997.

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share.' SFAS No. 128 amends the requirements of APB Opinion NO. 15, "Earnings per Share" by replacing the presentation of primary earnings per share with basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement and requires a reconciliation of the numerator and the denominator of the diluted earnings per share computation. This statement will be effective for the interim periods of and the fiscal year ended June 30, 1998, and will require restatement of previously issued per share data. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement will be effective for annual and interim financial statements beginning the fiscal year ending 1999, and will require reclassifications of prior periods. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements.

         In June 1997, The Financial Accounting Standards Board also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires expanded reporting of information about operating segments in interim and annual financial statements, including certain descriptive information about products and services, geographic areas, and major customers. This statement will be effective for annual financial statements beginning the fiscal year ending 1999, and for interim periods beginning the fiscal year ending 2000. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

         See attached Financial Statements and Notes annexed hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In June 1997, the Board of Directors of the Company determined that it would be in the best interests of the Company to terminate the services of its independent accountant KPMG Peat Marwick LLP, which acted as its independent accountant with respect to the fiscal years ended June 30, 1994 through June 30, 1996. The Board of Directors also decided to retain the firm of Coopers & Lybrand to be its independent accountants for the fiscal year ending June 30, 1997. The dismissal of KPMG Peat Marwick LLP was recommended and approved by the Board of Directors of the Company and is not the result of any disagreement with KPMG Peat Marwick LLP on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure during fiscal periods ended June 30, 1996 and June 30, 1995 and through the date of dismissal. Management of the Company recommended the change in order to reduce the Company's audit and income tax preparation costs.

         The audit reports issued by KPMG Peat Marwick LLP for the years ended June 30, 1996 and 1995 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS.

                                   MANAGEMENT

         The executive officers and directors of the Company are as follows:


                NAME                       AGE                   OFFICE
         John T. Botti                     33      President, Chief Executive Officer and Chairman of the Board

         Ira C. Whitman                    34      Senior Vice-President--Research and Development, Secretary and Director

         Donald J. Payne                   64      Chief Operating Officer and Director

         John W. Loofbourrow               59      Director

         J. Edward Sheridan                61      Director

         Richard F. Clowes                 61      Director

         William E. Bierlin, Jr.           56      Director

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

         Donald J. Payne joined the Board of Directors in June 1992. Mr. Payne was hired by the Company in January 1996 as Chief Operating Officer of the Company and as President of the DocStar Division. Prior to that, Mr. Payne was President of Federal Armored Express Air Courier Division since 1993. From 1990 to 1993 he was the President and Chief Executive Officer of Enable Software, Inc. From 1983 to 1990, he was President of Federal Armored Express, Inc. From 1977 to 1983, Mr. Payne was Executive Vice President, North American Operations for Brinks, Inc. For approximately 22 years prior to 1977, Mr.
Payne served in various sales and marketing management capacities within the computer and office products industries, 17 of which were with International Business Machines Corporation. Mr. Payne holds a B.B.A. degree from Adelphi University.

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

For approximately twenty years prior to 1989, Mr. Clowes served in various capacities in the computer industry, 13 of which were with International Business Machines Corporation holding various positions in sales, technical support and management. He was educated at Rugby and Warwick University (B.S. Economics) in England, and holds an Associate Professorship at City University of New York, in Library Information Science.

         William E. Bierlin, Jr. joined the Board of Directors in August 1994, as the nominee for the former Systems Solutions Technology shareholders pursuant to the terms of the acquisition of SST. Since September 1997, Mr. Bierlin has been Chairman of Hamburg Industries Inc., a privately held entity. Mr. Bierlin was a Managing Director of W. H. Newbold's Son & Co. Inc., a division of Fahnestock & Co., Inc., since 1980 and its Chairman from 1991 to September 1997. Prior to 1980, Mr. Bierlin was employed at DeHaven & Townsend Crouten & Bodine where he was a member of the Executive Committee and the Board of Directors from 1975 through 1978.

         Mr. Barry Steinberg resigned as a director of the Company on September 19, 1996. Mr. Steinberg had served as a director since December 1994.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has three (3) Committees: Audit, Compensation and Executive Committee.

         Audit Committee. The members of the Audit Committee are J. Edward Sheridan, William E. Bierlin, Jr. and John W. Loofbourrow. The Audit Committee acts to: (i) acquire a complete understanding of the Corporation's audit functions; (ii) review with management the finances, financial condition and interim financial statements of the Corporation; (iii) review with the Corporation's independent auditors the year-end financial statements; and (iv) review implementation with the independent auditors and management any action recommended by the independent auditors. During the fiscal year ended June 30, 1997, the Audit Committee met on one occasion.

         Executive Committee. The members of the Executive Committee are John Botti, Ira C. Whitman and Donald Payne. The Executive Committee has all of the powers of the Board of Directors except it may not; (i) amend the Certificate of Incorporation or Bylaws; (ii) enter into agreements to borrow money in excess of $250,000; (iii) to grant security interests to secure obligations of more than $250,000; (iv) authorize private placements or public offerings of the Company's securities; (v) authorize the acquisition of any major assets or business or change the business of the Corporation; or (vi) authorize any employment agreements in excess of $75,000. The Executive Committee meets when actions must be approved in an expedient manner and a meeting of the Board of Directors cannot be convened. During Fiscal 1997, the Executive Committee did not deem it necessary to meet.

         Compensation Committee. The members of the Compensation Committee are John W. Loofbourrow, William E. Bierlin, Jr. and J. Edward Sheridan. The Compensation Committee functions include administration of the Corporation's 1992 Employee Stock Option Plan and Non-Executive Director Stock Option Plan and negotiation and review of all employment agreements of executive officers of the Corporation. During the fiscal year ended June 30, 1997, the Compensation Committee held one meeting.


MEETINGS OF THE BOARD OF DIRECTORS

         During the fiscal year ended June 30, 1997, the Board of Directors of the Company met on four occasions and voted by unanimous written consent on two occasions. No member of the Board of Directors attended less than 75% of the aggregate number of (i) the total number of meetings of the Board of Directors or (ii) the total number of meetings held by all Committees of the Board of Directors.

CERTAIN REPORTS

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and officers, and persons who own, directly or indirectly, more than 10% of a registered class of the Corporation's equity securities, to file with the Securities and Exchange Commission ("SEC") reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such reports received by the Company, the Company believes that all
Section 16(a) filing requirements applicable to officers, directors and 10% shareholders were complied with during the 1997 fiscal year.

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

         Robert C. Fallows has been Vice President of Sales of the Imaging Division since September 1995. From 1988 to 1995 Mr. Fallows served in various sales management positions with Riso Inc., the last being Vice President of Sales. Riso Inc. is a copier manufacturer. Prior to that, Mr. Fallows had 21 years of experience in sales management position in the office products and computer industries. Mr. Fallows has a B.A. degree from Hamilton College.

         John Matyka has been Vice President of Marketing of the Imaging Division since November 1995. Mr. Matkya brings over 25 years of management experience in marketing, sales and communication for the office equipment industry with Ricoh Corp., IBM and Savin Corp. Mr. Matyka has an M.B.A. from Fairleigh Dickinson University and a B.B.A degree from Pace University.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid by the Company during the years ended June 30, 1997, 1996 and 1995 to each of the named executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                         ANNUAL COMPENSATION
                                                                                                          LONG TERM
                                                                                                     COMPENSATION AWARDS



                                                                                                                     NO. OF
                                                                                                                   SECURITIES
     NAME AND PRINCIPAL       FISCAL                                         OTHER ANNUAL       RESTRICTED         UNDERLYING
          POSITION             YEAR           SALARY           BONUS         COMPENSATION     STOCK AWARD(S)     OPTIONS/SARS
 John Botti                   1997         $110,000(1)          0(1)          $1,415(2)            0(3)                0
  Chairman,                   1996         $ 90,000(1)          0             $1,472               0                   0
  President and               1995         $ 85,962             0             $1,179               0                600,000
  Chief Executive
  Officer

 Donald Payne                 1997          $100,000            0             $ 5,844(6)           0                   0
  Chief Operating             1996           $43,554            0             $42,729(6)           0              100,000(7)
  Officer,
  President-
  Imaging Div.-
  Director


 Joseph Vartabedian(4)        1997          $77,500           $118,609        $2,516(4)            0                   0
  President of                1996          $77,500           $77,480         $2,516               0                   0
  System                      1995          $67,782           $51,669         $2,316                               80,000(5)
  Solutions
  Technology, Inc.




(1) Pursuant to the terms of his employment agreement dated July 1, 1995, Mr. Botti is to receive a cash bonus each year during the term of agreement equal to 3% of the pre-tax profits of the Company, which criteria was not met in 1997 or 1996, therefore, no bonuses were issued. Additionally, Mr. Botti is entitled to receive $110,000 in salary per year. See "Employment Agreements."

(2) Includes: (i) for 1997, an automobile and expenses of $1,213 and the payment of premiums on term life insurance policy of $202; (ii) for 1996, an automobile and expenses of $1,213 and the payment of premiums on a term life insurance policy of $259; and (iii) for 1995, an automobile and expenses of $963 and the payment of premiums on a term life insurance policy of $216.

(3) No restricted stock awards were granted to Mr. Botti in fiscal 1997. Mr. Botti, however, owned 244,038 restricted shares of the Company's Common Stock on June 30, 1997, the market value of which was approximately $724,488 on such date, without giving effect to the diminution in value attributed to the restriction on such shares.

(4) Includes for fiscal years 1996 and 1997: (i) personal automobile expenses of $2,400 and $2,400; (ii) the payment of premiums on a term life insurance policy of $116 and $116, respectively.

(5) In connection with the Company's acquisition of SST, and its employment of Mr. Vartabedian, the Company granted options to Mr. Vartabedian to acquire 80,000 shares of Common Stock at an exercise price of $5.125 per share. The options expire on August 22, 1999 and vest at the rate of 20,000 shares per year commencing August 25, 1995. On June 30, 1995, the Compensation Committee of the Board of Directors cancelled the options previously granted and issued 80,000 new options with an exercise price of $3.50 per share.

(6) Includes (i) for fiscal year 1997 includes personal transportation of $5,642 and $202 for premiums on a term life insurance policy; (ii) for fiscal year 1996 includes personal automobile expenses of $1,177, the payment of premiums on a term life insurance policy of $84 and consulting fees of $41,468 which were paid prior to Mr. Payne being hired by the Company.

(7) On June 30, 1995, Mr. Payne was granted five-year warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.56 per share.


STOCK OPTION GRANTS

         No stock options were granted during the year ended June 30, 1997, under the Company's 1992 Employees Stock Option Plan to any of the named executive officers of the Company. Additionally, no Stock Appreciation Rights were granted to any of the named executive officers during the last fiscal year.

                    AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES

         The following table contains information with respect to the named executive officers concerning options held as of the year ended June 30, 1997.

                    AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                                                   Value of
                                                                                                   --------
                                                                                                 Unexercised
                                                                                                 -----------
                                                                                                 In-the-Money
                                                                                                 ------------
                                                                                                  Options at
                                                                                                  ----------
                                                                                                   June 30,
                                                                                                   --------
                                                                      Number of Unexercised        1997(1)
                                                                      ---------------------        -------
                                Shares Acquired                    Options as of June 30, 1997   Exercisable/
                                ---------------                    ---------------------------   ------------
 Name                           on Exercise       Value Realized    Exercisable/Unexercisable   Unexercisable
 ----                           -----------       --------------    -------------------------   -------------
John T. Botti                            0              --               585,185/250,000     $ 1,182,747/350,000
Joseph Vartabedian                       0              --                60,000/20,600              0/0
Donald Payne(2)                          0              --                  170,000/0        $     238,000/0

-------------------------

(1) Based upon the closing bid price ($2.96 per share) of the Company's Common Stock on June 30, 1997 less the exercise price for the aggregate number of shares subject to the options.

(2) Includes warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.56 per share. The warrants were issued on June 30, 1995 and are exercisable over a five-year period.

EMPLOYMENT AGREEMENTS

          Effective July 1, 1995, the Company entered into a new employment agreement with Mr. Botti for a five year term ending June 30, 2000. The employment agreement provides for (i) annual compensation of $100,000 for the first year of the agreement, increasing by 10% in each of the second and third years; (ii) a bonus of 3% of the Company's pre-tax net income, with such additional bonuses as may be awarded in the discretion of the Board of Directors; (iii) the award of non-qualified stock options to purchase 600,000 shares of the Company's common stock at an exercise price of $1.5625 per share of which 100,000 vested in on June 30, 1995, 125,000 vested on June 30, 1996 and 125,000 vest on each of June 30, 1997, 1998 and 1999; (iv) certain insurance and severance benefits and (v) automobile and expenses.

COMPENSATION OF DIRECTORS

         In August 1994, the Company entered into an employment agreement with Joseph Vartabedian pursuant to which Mr. Vartabedian agreed to serve as the President of the Company's subsidiary, Systems Solutions Technology, Inc.
Prior to the acquisition of SST by the Company in August, 1994, Mr. Vartabedian served as its President. Under the terms of the employment agreement, Mr. Vartabedian receives annual compensation in the amount of $77,500. He is also entitled to (i) a profit bonus equal to (a) 25% of the first $400,000 of net profit, (b) 20% of the next $200,000 of profit and (c) 15% of any profit exceeding $600,000 and (ii) a revenue bonus equal on a sliding scale of between $5,000 and $15,000 if revenues are at least $9,000,000. The employment agreement is for a term of two years and expired in August 1996.

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

         Directors were not compensated for their services as such during the last fiscal year. The Directors receive options to purchase 10,000 shares for each year of service under the Non-Executive Director Stock Option Plan and are reimbursed for expenses incurred in order to attend meetings of the Board of Directors.

STOCK OPTION PLANS

         In April 1992, the Company adopted the 1992 Employees Stock Option Plan (the "1992 Plan") which provided for the grant of options to purchase up to 600,000 shares of the Company's Common Stock. On January 26, 1995, the stockholders of the Company approved an amendment to the 1992 Plan to increase the number of shares of Common Stock available under the 1992 Plan to 3,000,000 shares. Under the terms of the 1992 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISOs"). As of June 30, 1997, there were outstanding 1,939,370 options under the 1992 Plan with exercise prices ranging from $.34 to $7.25.

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

         As of June 30, 1997, there are outstanding 220,000 options under the Director Plan with exercise prices from $3.375 to $5.125.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of September 22, 1997 with respect to (i) each director and each executive officer, (ii) all directors and officers as a group, and (iii) the persons (including any "group" as that term is used in Section l3(d)(3) of the Securities Exchange Act of
l934), known by the Corporation to be the beneficial owner of more than five (5%) percent of the Corporation's Common Stock and Series A Preferred Stock.

                                                   Amount and Nature
Type of          Name and Address of               of Beneficial             Percentage
Class            Beneficial Holder                 Ownership (1)             of Class
-----            -----------------                 -------------             --------
Common           John T. Botti                     854,223 (2)                      8.9%
                 c/o Bitwise Designs
                 Rotterdam Industrial Park
                 Schenectady, NY 12306

Common           Ira C. Whitman                    761,538 (3)                      7.6%
                 c/o Bitwise Designs
                 Rotterdam Industrial Park
                 Schenectady, NY 12306

Common           John W. Loofbourrow                68,350 (4)                      1.1%
                 c/o John W. Loofbourrow
                 Associates, Inc.
                 One World Trade Center
                 Suite 2413
                 New York, NY 10048

Common           Dennis Bunt                       105,000 (5)                        1%
                 c/o Bitwise Designs, Inc.
                 Rotterdam Industrial Park
                 Schenectady, New York  12306

Common           Donald J. Payne                   177,000 (6)                      2.1%
                 c/o Bitwise Designs, Inc.
                 Rotterdam Industrial Park
                 Schenectady, New York  12306

Common           J. Edward Sheridan                 50,000 (7)                       *
                 Sheridan Management Co.
                 421 Sasco Hill Rd.
                 Fairfield, CT 06430

Common           Richard F. Clowes                  50,000 (8)                       *
                 Nonstop Networks Ltd.
                 20 Waterside Plaza #6J
                 New York, NY 10010

Common           William E. Bierlin, Jr.            42,653 (9)                       *
                 c/o W. H. Newbold's Son & Co.
                 500 Old York Road
                 Jenkintown, PA  19046

Series A         John T. Botti                         100 (10)                      50%
Preferred Stock  c\o Bitwise Designs, Inc.
                 Rotterdam Industrial Park
                 Schenectady, N.Y. 12306

Series A         Ira C. Whitman                        100 (11)                      50%
Preferred Stock  c/o Bitwise Designs, Inc.
                 Rotterdam Industrial Park
                 Schenectady, N.Y. 12306

Directors/Officers as a group                                                        __%



(Footnotes appear on next page....)

(1) Unless otherwise indicated below, each director, officer and 5% shareholder has sole voting and sole investment power with respect to all shares that he beneficially owns.

(2) Includes vested stock options to purchase 585,185 shares of Common Stock. Does not include non-vested options to purchase 250,000 shares of Common Stock.

(3) Includes vested stock options to purchase 368,518 shares of Common Stock. Does not include non-vested options to purchase 66,667 shares of Common Stock.

(4) Includes shares held by John W. Loofbourrow Associates, Inc. Profit Sharing Plan and options to purchase 50,000 shares of Common Stock.

(5) Includes vested options to purchase 93,000 shares of Common Stock and excludes nonvested options to purchase 11,000 shares of Common Stock. Includes 1,000 shares of Common Stock owned by Mr. Bunt's wife.

(6) Includes options to purchase 70,000 shares of Common Stock. Also includes warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.5625 per share.

(7)      Includes vested options to purchase 50,000 shares of Common Stock.

(8)      Includes vested options to purchase 50,000 shares of Common Stock.

(9)      Includes vested options to purchase 40,000 shares of Common Stock.

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

         Mr. Botti has personally guaranteed the lease of the Company's facilities from Rotterdam Ventures, Inc. The Company may attempt to negotiate with this entity to cancel or limit the personal guarantee.

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

         During fiscal 1996 the Company loaned $50,000 to Mr. Richard Clowes. The loan bears interest at 6% per annum and is secured by all of the securities owned by Mr. Clowes. The loan is payable in full in November 1997.

         For information concerning employment agreements with, and compensation of, the Company's executive officers and directors, see "MANAGEMENT -- Executive Compensation."

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statement Schedules

                          None

(b)  Reports on Form 8-K

         During the quarter ended June 30, 1997 the Company filed the following reports:

         Form 8K/A dated June 27, 1997, relating to the termination of KPMG Peat Marwick, LLP as its independent auditor.

(c)  Exhibits

         The following exhibits, designated by an asterisk (*), have been previously filed with the Commission and, pursuant to 17 C.F.R. Section 230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.


Exhibit No.                       Description
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

4.2* Form of Series A Preferred Stock Certificate (Exhibit 4.2 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.3* Form of Warrant issued to Berkeley Securities Corp. (Exhibit 4.3 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.4*     Form of Warrant issued to certain individuals in April, 1992 (Exhibit
         4.4 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.5* Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494)

4.6* Form of Warrant to be issued to Berkeley Securities Corp. (Exhibit 4.6 to the Registration Statement on form SB-2, File No. 33-76494)

4.7 Form of Notice and Warrant Purchase, Paying and Conversion/Exercise Agency Agreement dated as of August 8, 1997 between the Company and Barca Del Gottardo.

4.8      Terms of 8% Convertible Notes due August 11, 2002.

4.9      Terms of Warrants and Global Warrant expiring August 11, 2002.

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

10.5* Loan agreement with U.S. Small Business Administration and Norstar Bank, dated April 4, 1991 (Exhibit 10.5 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.6* Loan agreement with Schenectady Economic Development Corporation, dated August 7, 1991 (Exhibit 10.6 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.8*    Employment agreement with John T. Botti, dated April, 1992 (Exhibit
         10.8 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.9*    Employment agreement with Ira C. Whitman, dated April, 1992 (Exhibit
         10.9 to Registration Statement on Form S-18, File No. 33-46246-NY)

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

10.21* Subcontract dated September 28, 1995 between PRC, Inc. and System Solutions Technology, Inc.

10.22* Financial Consulting Agreement dated July 17, 1995 between the Company and Whale Securities, Co.

10.23* Agreement and Plan of Merger by and among Bitwise Designs, Inc., Bitwise DJS, Inc., certain individuals and DJS Marketing Group, Inc. dated March 6, 1996 (Exhibit 2 to Form 8-K dated March 22, 1996)

10.24 Form of Conversion Agency Agreement between the Company and Banca Del Gottardo dated as of August 8, 1997.

10.25 Form of Warrant Agency Agreement between the Company and Banca Del Gottardo dated as of August 8, 1997.

11       Statement re: Computation of Per Share Earnings

21       Subsidiaries of Registrant

23       Consent of KPMG Peat Marwick LLP

23.1     Consent of Coopers & Lybrand, LLP

27       Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                BITWISE DESIGNS, INC.


                                                By:/s/John T. Botti
                                                   ----------------------------
                                                   John T. Botti
                                                   President, Chairman of the
                                                   Board and Chief Executive
                                                   Officer

Dated: September 26, 1997

         Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons in the capacities and on the dates indicated:

         Signature                Capacity                                  Date
         ---------                --------                                  ----
/s/ John T. Botti                President,                        September 26, 1997
------------------------         Chairman of the
John T. Botti                    Board and Chief
                                 Executive Officer


/s/ Donald J. Payne              Chief Operating                   September 26, 1997
------------------------         Officer and Director
Donald J. Payne

/s/ Ira C. Whitman               Senior Vice                       September 26, 1997
------------------------         President and Director
Ira C. Whitman

/s/ John W. Loofbourrow          Director                          September 26, 1997
------------------------
John W. Loofbourrow

/s/ J. Edward Sheridan           Director                          September 26, 1997
------------------------
J. Edward Sheridan

/s/ Richard F. Clowes            Director                          September 26, 1997
------------------------
Richard F. Clowes

/s/ William Bierlin, Jr.         Director                          September 26, 1997
------------------------
William Bierlin, Jr.

/s/ Dennis H. Bunt               Chief Financial                   September 26, 1997
------------------------         Officer and Principal
Dennis H. Bunt                   Accounting Officer

         The following exhibits, designated by an asterisk (*), have been previously filed with the Commission and, pursuant to 17 C.F.R. Section 230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.


Exhibit No.                       Description
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

4.2* Form of Series A Preferred Stock Certificate (Exhibit 4.2 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.3* Form of Warrant issued to Berkeley Securities Corp. (Exhibit 4.3 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.4*     Form of Warrant issued to certain individuals in April, 1992 (Exhibit
         4.4 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.5* Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494)

4.6* Form of Warrant to be issued to Berkeley Securities Corp. (Exhibit 4.6 to the Registration Statement on form SB-2, File No. 33-76494)

4.7 Form of Notice and Warrant Purchase, Paying and Conversion/Exercise Agency Agreement dated as of August 8, 1997 between the Company and Barca Del Gottardo.

4.8      Terms of 8% Convertible Notes due August 11, 2002.

4.9      Terms of Warrants and Global Warrant expiring August 11, 2002.

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

10.5* Loan agreement with U.S. Small Business Administration and Norstar Bank, dated April 4, 1991 (Exhibit 10.5 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.6* Loan agreement with Schenectady Economic Development Corporation, dated August 7, 1991 (Exhibit 10.6 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.8*    Employment agreement with John T. Botti, dated April, 1992 (Exhibit
         10.8 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.9*    Employment agreement with Ira C. Whitman, dated April, 1992 (Exhibit
         10.9 to Registration Statement on Form S-18, File No. 33-46246-NY)

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

10.21* Subcontract dated September 28, 1995 between PRC, Inc. and System Solutions Technology, Inc.

10.22* Financial Consulting Agreement dated July 17, 1995 between the Company and Whale Securities, Co.

10.23* Agreement and Plan of Merger by and among Bitwise Designs, Inc., Bitwise DJS, Inc., certain individuals and DJS Marketing Group, Inc. dated March 6, 1996 (Exhibit 2 to Form 8-K dated March 22, 1996)

10.24 Form of Conversion Agency Agreement between the Company and Banca Del Gottardo dated as of August 8, 1997.

10.25 Form of Warrant Agency Agreement between the Company and Banca Del Gottardo dated as of August 8, 1997.

11       Statement re: Computation of Per Share Earnings

21       Subsidiaries of Registrant

23       Consent of KPMG Peat Marwick, LLP

23.1     Consent of Coopers & Lybrand, LLP


27       Financial Data Schedule