Form 10KSB/A
period 1997-06-30
BITWISE DESIGNS INC
filed 1997-10-03
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

(Mark One)

  / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]



For the fiscal year ended  June 30, 1997



 /   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to

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

                                      NONE
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)
                            [Cover Page 1 of 2 Pages]

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

                  On September 22, 1997, the aggregate market value of the voting stock of Bitwise Designs, Inc. (consisting of Common Stock, $.001 par value) held by non-affiliates of the Registrant (approximately 6,610,009 shares) was approximately $24,374,408 based on the closing price for such Common Stock ($3.6875) on said date as reported by the Nasdaq SmallCap Market.

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

(c)      Exhibits

         The following exhibits, designated by an asterisk (*), have been previously filed with the Commission and, pursuant to 17 C.F.R. Section 230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits. Those exhibits designated by a double asterisk (**) were filed with the original Form 10KSB filing filed on September 29, 1997.


Exhibit No.                         Description

2.1* Agreement and Plan of Merger between Bitwise Designs, Inc. and Electrograph Systems, Inc. dated February 7, 1994

2.2* Agreement and Plan of Merger between Bitwise Designs, Inc. and Systems Solutions, Inc. dated April 29, 1994

3.1* Certificate of Incorporation of Bitwise Designs, Inc.- Delaware (Exhibit 3.3.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

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

4.3*              Form of Warrant issued to Berkeley Securities Corp. (Exhibit
                  4.3 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.4* Form of Warrant issued to certain individuals in April, 1992 (Exhibit 4.4 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.5* Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494)

4.6* Form of Warrant to be issued to Berkeley Securities Corp.(Exhibit 4.6 to the Registration Statement on form SB-2, File No. 33-76494)

4.7**             Form of Note and Warrant Purchase, Paying and
                  Conversion/Exercise agency agreement dated as of August 8, 1997 between the Company and Banca del Gottardo.

4.8**             Terms of 8% Convertible Notes due August 11, 2002.

4.9**             Terms of Warrants and Global Warrant expiring August 11, 2002.

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

10.21* Subcontract dated September 28, 1995 between PRC, Inc. and System Solutions Technology, Inc.

10.22* Financial Consulting Agreement dated July 17, 1995 between the Company and Whale Securities, Co.

10.23* Agreement and Plan of Merger by and among Bitwise Designs, Inc., Bitwise DJS, Inc., certain individuals and DJS Marketing Group, Inc. dated March 6, 1996 (Exhibit 2 to Form 8-K dated March 22, 1996)

10.24** Form of Conversion Agency Agreement between the Company and Banca del Gottardo dated as of August 8, 1997.

10.25** Form of Warrant Agency Agreement between the Company and Banca del Gottardo dated as of August 8, 1997.

11**              Statement re: Computation of Per Share Earnings

21**              Subsidiaries of Registrant

23                Consent of KPMG PEAT MARWICK LLP

23.1**            Consent of Coopers & Lybrand LLP

27**              Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10KSB Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BITWISE DESIGNS, INC.


                                        By: /s/John T. Botti
                                           -------------------------------------
                                           John T. Botti
                                           President, Chairman of the
                                           Board and Chief Executive
                                           Officer
Dated: October 3, 1997

         Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended this Report on Form 10KSB Amendment No. 1 has been signed below by the following persons in the capacities and on the dates indicated:

      Signature                    Capacity                        Date
      ---------                    --------                        ----

/s/John T. Botti                   President,                October 3, 1997
------------------------           Chairman of the
John T. Botti                      Board and Chief
                                   Executive Officer



/s/Dennis H. Bunt                  Chief Financial           October 3, 1997
------------------------           Officer and Principal
Dennis H. Bunt                     Accounting Officer

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

                                                        COOPERS & LYBRAND L.L.P.

Albany, New York
September 4, 1997

                       [KPMG PEAT MARWICK LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To Shareholders and Board of Directors
Bitwise Designs, Inc.:


We have audited the accompanying consolidated balance sheet of Bitwise, Inc. and subsidiaries as of June 30, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bitwise Designs, Inc. and subsidiaries as of June 30, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                            /s/ KPMG PEAT MARWICK LLP


Albany, New York
September 6, 1996

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

                                EXHIBIT INDEX

         The following exhibits, designated by an asterisk (*), have been previously filed with the Commission and, pursuant to 17 C.F.R. Section 230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits. Those exhibits designated by a double asterisk (**) were filed with the original Form 10KSB filing filed on September 29, 1997.


Exhibit No.                         Description

2.1* Agreement and Plan of Merger between Bitwise Designs, Inc. and Electrograph Systems, Inc. dated February 7, 1994

2.2* Agreement and Plan of Merger between Bitwise Designs, Inc. and Systems Solutions, Inc. dated April 29, 1994

3.1* Certificate of Incorporation of Bitwise Designs, Inc.- Delaware (Exhibit 3.3.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

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

4.3*              Form of Warrant issued to Berkeley Securities Corp. (Exhibit
                  4.3 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.4* Form of Warrant issued to certain individuals in April, 1992 (Exhibit 4.4 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.5* Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494)

4.6* Form of Warrant to be issued to Berkeley Securities Corp.(Exhibit 4.6 to the Registration Statement on form SB-2, File No. 33-76494)

4.7**             Form of Note and Warrant Purchase, Paying and
                  Conversion/Exercise agency agreement dated as of August 8, 1997 between the Company and Banca del Gottardo.

4.8**             Terms of 8% Convertible Notes due August 11, 2002.

4.9**             Terms of Warrants and Global Warrant expiring August 11, 2002.

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

10.21* Subcontract dated September 28, 1995 between PRC, Inc. and System Solutions Technology, Inc.

10.22* Financial Consulting Agreement dated July 17, 1995 between the Company and Whale Securities, Co.

10.23* Agreement and Plan of Merger by and among Bitwise Designs, Inc., Bitwise DJS, Inc., certain individuals and DJS Marketing Group, Inc. dated March 6, 1996 (Exhibit 2 to Form 8-K dated March 22, 1996)

10.24** Form of Conversion Agency Agreement between the Company and Banca del Gottardo dated as of August 8, 1997.

10.25** Form of Warrant Agency Agreement between the Company and Banca del Gottardo dated as of August 8, 1997.

11**              Statement re: Computation of Per Share Earnings

21**              Subsidiaries of Registrant

23                Consent of KPMG PEAT MARWICK LLP

23.1**            Consent of Coopers & Lybrand LLP

27**              Financial Data Schedule