Form 10QSB
period 1997-09-30
BITWISE DESIGNS INC
filed 1997-11-14
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      September 30, 1997

------      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________


                           Commission File No. 0-20190


                              BITWISE DESIGNS, INC.
        (Exact name of small business issuer as specified in its charter)


     Delaware                                                 14-1673067
(State or other jurisdiction of                            (I.R.S.Employer
 incorporation or organization)                         Identification No.)

 Technology Center, Rotterdam Industrial Pk,Schenectady,NY,      12306
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:         (518) 356-9740

------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.


      Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes X                No
                       ------               ------
      7,369,720 shares of Common Stock, par value $.001 per share, were outstanding at November 7, 1997.

                          BITWISE DESIGNS INCORPORATED
                                   FORM 10-QSB
                                      INDEX


                                                                        Page No.
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

      Consolidated Balance Sheets -
      September 30, 1997 and June 30, 1997                                 3-4

      Consolidated Statements of Operations -
      Three months ended September 30, 1997
      and September 30, 1996                                                 5

      Consolidated Statements of Cash Flows -
      Three months ended September 30, 1997
      and September 30, 1996                                               6-7

      Notes to Consolidated Financial Statements                           8-9


Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                           10-12



PART II OTHER INFORMATION

Item 5 Other Information                                                    12

Item 6 Reports on Form 8-K                                                  13

Safe Harbor Statement                                                       13

Signatures                                                                  14

                         PART I FINANCIAL INFORMATION
                    BITWISE DESIGNS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


ASSETS                                                September 30,     June 30,
                                                          1997            1997
                                                      (unaudited)       (audited)
                                                     -------------    -------------
Current Assets:
    Cash and cash equivalents                        $ 4,746,417      $ 2,863,847
    Accounts receivable, net of allowance
     for doubtful accounts of $297,208 at Sept
     30, 1997 and $189,126 at June 30, 1997            7,655,508        7,219,539
    Due from related parties                             220,571          216,465
    Inventories                                        3,415,169        3,137,332
    Income taxes receivable                                1,749            8,650
    Prepaid expenses and other current assets            437,789          176,338
                                                     -----------      -----------
     Total current assets                             16,477,203       13,622,171

Property and equipment, net                              922,155          998,781
                                                     -----------      -----------
Other assets:
    Software development costs, net                       92,806           81,059
    Other assets                                          38,994           39,822
    Deferred financing costs                             303,238
    Excess of cost over net assets of
     acquired companies, net                           4,124,337        4,182,932
                                                     -----------      -----------
Total assets                                         $21,958,733      $18,924,765
                                                     ===========      ===========



          See accompanying notes to the consolidated financial statements.

                    BITWISE DESIGNS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


LIABILITIES AND SHAREHOLDERS' EQUITY                  September 30,        June 30,
                                                           1997              1997
                                                       (unaudited)         (audited)
                                                      -------------      -------------
Current liabilities:
    Borrowings under lines of credit                  $  3,365,879       $  4,219,877
    Accounts payable                                     3,313,948          2,956,270
    Accrued expenses and other liabilities                 504,978            542,550
    Current portion of long-term debt                        1,082              1,601
    Current portion of obligations under
     capital leases                                          5,881             10,200
                                                      ------------       ------------
     Total current liabilities                           7,191,768          7,730,498
                                                      ------------       ------------

Long-term debt, net of current portion                   3,367,772
Obligations under capital leases, net of
    current portion                                            459              1,297
                                                      ------------       ------------
     Total liabilities                                  10,559,999          7,731,795
                                                      ------------       ------------
Shareholders' equity:
    Preferred stock -$.10 par value, 5,000,000
     shares authorized:
     Series A -200 shares issued and outstanding                20                 20
    Common stock-$.001 par value; 20,000,000
     shares authorized; shares issued:
     7,367,720 at September 30, 1997 and
     at June 30, 1997                                        7,368              7,368
    Additional paid-in capital                          19,714,911         18,996,591
    Accumulated deficit                                 (8,323,142)        (7,810,586)
                                                      ------------       ------------
                                                        11,399,157         11,193,393
    Less cost of common shares in treasury,
     338 shares                                               (423)              (423)
                                                      ------------       ------------
          Total shareholders' equity                    11,398,734         11,192,970
                                                      ------------       ------------
Total liabilities and shareholders' equity            $ 21,958,733       $ 18,924,765
                                                      ============       ============


          See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                       For the 3 months ended
                                  September 30,     September 30,
                                      1997              1996
                                   (unaudited)       (unaudited)
                                  -------------     -------------

Net sales                         $ 9,368,855       $ 11,558,516

Cost of goods sold                  6,818,030          9,127,647

                                  -----------       ------------
    Gross profit                    2,550,825          2,430,869

Selling, general and
     administrative expenses        2,911,956          2,852,508

Product development costs              43,103             43,962
                                  -----------       ------------
    Operating loss                   (404,234)          (465,601)


Other income (expense):

Interest expense                     (131,414)           (88,677)

Interest and other income              53,191             43,171
                                  -----------       ------------
    Loss before taxes                (482,457)          (511,107)

Income tax expense                     30,099             15,400
                                  -----------       ------------

Net loss                          $  (512,556)      $   (526,507)
                                  ===========       ============

Per share amounts:

Net loss per common
    share                         $     (0.07)      $      (0.08)
                                  ===========       ============


See accompanying notes to the consolidated financial statements.

                BITWISE DESIGNS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW

                                                             For the 3 months ended
                                                        September 30,     September 30,
                                                             1997              1996
                                                         (unaudited)       (unaudited)
                                                        -------------     -------------
Cash flows from operating activities:
Net loss                                                $  (512,556)      $  (526,507)
Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization                          176,785           167,308
     Provision for doubtful accounts                         18,370            14,652
     Changes in operating assets and liabilities:
          Accts. receivable & from related parties         (458,445)       (1,587,468)
          Inventories                                      (277,837)         (795,030)
          Prepaid expenses & other assets                  (115,425)          (63,207)
          Accounts payable and accrued expenses             320,106         1,505,198
          Income taxes receivable                             6,901             4,401
          Other                                                  (1)           (5,500)
                                                        -----------       -----------
               Net cash used in
                 operating activities                      (842,102)       (1,286,153)
                                                        -----------       -----------
Cash flows from investing activities:
    Property and equipment expenditures                        (188)         (150,656)
    Software development costs                              (24,886)          (25,264)
    Notes receivable                                                           (2,466)
                                                        -----------       -----------
               Net cash used in investing
                 activities                                 (25,074)         (178,386)
                                                        -----------       -----------
Cash flows from financing activities:
    Incr/(Decr) borrowings on lines of credit, net         (853,998)          177,469
    Incr/(Decr) borrowings of long-term debt, net
     of deferred issuance costs                           3,608,901            (8,239)
    Principal payments - capital lease obligations           (5,157)           (8,785)
    Dividends                                                                  (7,610)
    Payment of deferred offering costs                                        (25,000)
    Exercise of common stock warrants                                         357,813
                                                        -----------       -----------
               Net cash provided by
                 financing activities                     2,749,746           485,648
                                                        -----------       -----------
Net increase(decrease) in cash & cash equivalents         1,882,570          (978,891)
Cash and cash equivalents, beginning of year              2,863,847         3,377,305
                                                        -----------       -----------
Cash and cash equivalents, end of period                $ 4,746,417       $ 2,398,414
                                                        ===========       ===========

          See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL CASH FLOW DISCLOSURES
                       __________________________________



     OTHER SUPPLEMENTAL INFORMATION:              For the 3 months ended
                                               September 30,   September 30,
                                                   1997            1996
                                                (unaudited)     (unaudited)
                                               -------------   -------------
Interest Paid                                  $107,002        $ 94,257

Income Taxes Paid                              $ 26,000        $ 11,800

Issuance of Detachable Warrants                $650,411


          See accompanying notes to the consolidated financial statements.

                              BITWISE DESIGNS, INC.

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of Bitwise Designs, Inc. and its wholly-owned subsidiaries, System Solutions Technology, Inc. and DJS Marketing Group, Inc. (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. The management of the Company believes the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position as of September 30, 1997 and June 30, 1997 and results of operations and cash flows for each of the periods presented.

2. The results of operations for the three months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

3. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1997.

4. In April 1997, Bitwise completed the sale of one of its subsidiaries, Electrograph Systems, Inc. for $2,522,361 plus other consideration. The sale was structured as an asset sale and all liabilities were assumed by the purchaser. In addition, Bitwise received $646,912 to satisfy intercompany payables owed to Bitwise by Electrograph.

5. In March 1996, Bitwise completed its acquisition of DJS Marketing Group, Inc. (DJS). The shareholders of DJS received $80,000 in cash and 200,000 shares of restricted common stock of Bitwise in exchange for 4,000 outstanding shares of DJS common stock. The cost of the acquisition was $1,140,000.

6. In August 1997, the Company concluded an offering with an offshore bank for $4,000,000 in gross proceeds $(3,600,000 in net proceeds after expenses) in the form of unsecured, convertible, bearer notes with 400,000 detachable Common Stock Purchase Warrants. The notes accrue interest at 8%, payable semiannually, in arrears. The holder of $50,000 principal amount or more may convert the notes into common stock commencing November 1, 1997 until August 11, 2002 at the rate of $3.25 per share. The Warrants are exercisable at $3.25 per share of common stock from November 1, 1997 until August 11, 2002.

7. During the three months ended September 30, 1997, no common stock warrants were exercised.

8. Net income/(loss) per share of common stock is computed using the weighted-average number of shares of common stock outstanding during each year. The weighted average number of shares of common stock used in calculating earnings per share was 7,367,720 and 6,890,652 for the three months ended September 30, 1997 and 1996, respectively.

9. In October 1997, the Company announced the signing of a letter of intent to sell two subsidiaries, DJS Marketing Group, Inc. and System Solutions, Inc. to MSTC, Inc. The letter of intent contemplates a sale price of $6,000,000 with $4,000,000 payable in cash and $2,000,000 payable in a promissory note. The transaction as presently contemplated, will be in the form of a stock sale and MSTC will be assuming all liabilities of the subsidiaries. Consummation of the transaction is subject to completion of due diligence by MSTC, Inc., negotiation and execution of a definitive agreement, approval of the board of directors of each entity and approval of the stockholders of Bitwise, Inc.


NEW ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". SFAS No. 128 amends the requirements of APB Opinion No. 15, "Earnings per Share" by replacing the presentation of primary earnings per share with basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement and requires a reconciliation of the numerator and the denominator of the diluted earnings per share computation. This statement will be effective for the fiscal year ended June 30, 1998. The adoption of this standard will not significantly impact the Company's consolidated financial statements.

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement will be effective for annual and interim financial statements beginning the fiscal year ending 1999, and will require reclassification of prior periods. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements.

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

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

      The Company realized a consolidated net loss of $512,556 $(.07 per share) and $526,507 ($.08 per share) for the three months ended September 30, 1997 and 1996, respectively. The Company had consolidated net sales of $9,368,855 and $11,558,516 for the three months ended September 30, 1997 and 1996, respectively.

      The sales decrease is due to the sale of one of the Company's subsidiaries, Electrograph Systems, Inc. in April 1997. Electrograph had sales of $4,546,657 for the quarter ended September 30, 1996. The Company's remaining divisions and subsidiaries experienced an increase in sales for the quarter ended September 30, 1997 compared to the prior year. The Imaging Division experienced a 31% increase in sales from $1,696,127 for the quarter ended September 30, 1996 to $2,220,156 for the quarter ended September 30, 1997.

      The Company's current quarter loss is due to losses incurred by the Company's Imaging Division, which markets the DocStar product line. The DocStar product line has not yet achieved sufficient sales volume to generate a profit. This product line is sold nationally through the office equipment dealer channel. The Company continues to recruit new dealers across the country which results in significant personnel, advertising, marketing and travel expenditures. The Company expects to incur additional losses during the short-term as a result of the significant start-up costs associated with marketing a new product on a national basis. In comparing the loss to the prior year, the prior year loss would have been significantly larger if Electrograph's results had not been included in the first quarter of last year.

      Gross profit for the three months ended September 30, 1997 and 1996, was $2,550,825 and $2,430,869, respectively. The gross profit margin was 27.2% for the three months ended September 30, 1997 compared to 21.0% for the same period last year. The gross profit margin (which is defined as gross profit as a percentage of sales) increased during the current fiscal year compared to the prior year due to the growth of the Company's DocStar product line which has significantly higher margins than other product lines of the Company. The increase is also due to the sale of Electrograph which historically had a relatively low gross profit margin compared to other divisions of the Company.

      Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $2,911,956 and $2,852,508 for the three months ended September 30, 1997 and 1996, respectively. S,G&A expenses decreased by about $322,000 as a result of the sale of Electrograph. This decrease was offset by increases in S,G&A expenses in other divisions as a result of sales increases. The Imaging Division had S,G&A expenses of $1,522,278 during the quarter ended September 30, 1997 compared to $1,332,595 for the prior year.

      As a percentage of sales, S,G&A costs increased from 24.7% for the three months ended September 30, 1996 to 31.1% for the three months ended September 30, 1997. The increase is due to the sale of Electrograph which historically has had a relatively low S,G&A cost to sales percentage.


      Interest expense totaled $131,414 and $88,677 for the three months ended September 30, 1997 and 1996, respectively. The increase is due to increased borrowings by all operations of the Company under an existing line of credit caused by an increase in sales and related increases in inventory and accounts receivable. Interest rates increased slightly during the three months ended September 30, 1997 compared to the same period last year.

      Product development expenses relate primarily to software development of the Company's DocStar product line and remained unchanged during the quarter ended September 30, 1997 ($43,103) compared to the prior year ($43,962). The Company has a policy of capitalizing software development costs and amortizing those costs over three years as product development expense.

LIQUIDITY AND CAPITAL RESOURCES
      The Company's primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of long-term debt at September 30, 1997 totaled $3,375,194.

      The Company also has two working capital lines of credit totaling $6,500,000 which are collateralized by all accounts receivable, inventory and all other assets of the Company and its subsidiaries. At September 30, 1997 the total outstanding balance was $3,365,879. One of the credit lines, in the principal amount of $3,500,000, may only be utilized by DJS. The other line of credit of $3,000,000 may be utilized by Bitwise and System Solutions Technology, Inc. (SST). Each company's availability under the $3,000,000 line is based on a formula of accounts receivable and inventory and may not exceed $3,000,000 in total.

      The debt accrues interest at rates ranging from the prime rate plus 1.75% to 2% per annum. The line of credit agreements include various covenants which require the Company and the subsidiaries to maintain a minimum tangible net worth, maximum debt to tangible net worth, a certain annual profitability level and for DJS a minimum tangible current ratio. They also require delivery of periodic financial information and quarterly audits conducted by the lender.

      At September 30, 1997 Management believes that the Company was in compliance with all of the above mentioned financial covenants.

      In April 1997, the Company sold substantially all of the assets of Electrograph for $2,522,361 plus $646,912 to satisfy intercompany payables owed to Bitwise by Electrograph. All liabilities were assumed by the purchaser as well.

      In August 1997, the Company received $4,000,000 in gross proceeds for the issuance of unsecured, convertible debt with Common Stock Purchase Warrants. Net proceeds totaled approximately $3,600,000 after expenses.

      Property, plant and equipment expenditures totaled $188 for the three months ended September 30, 1997. There were no purchase commitments outstanding or contemplated.

      The Company anticipates that cash expected to be provided by operations together with the proceeds from the sale of Electrograph, the August 1997 private offering and borrowings under its lines of credit will be sufficient to satisfy normal operating obligations.

      The Company experienced a net loss of $512,556 during the three months ended September 30, 1997. To date, the Company has been largely dependent on its ability to sell additional shares of its common stock or other securities to fund its operating deficits. Under its current operating plan to obtain a national acceptance of the DocStar product line, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of DocStar. If the Company is unable to attain projected sales levels for its DocStar systems, it may be necessary to raise additional capital to fund operations and meet its obligations.

PART II OTHER INFORMATION

Item 5 Other Information

      In October 1997, the Company announced the signing of a letter of intent to sell two subsidiaries, DJS Marketing Group, Inc. and System Solutions Technology, Inc. to MSTC, Inc. The letter of intent contemplates a sale price of $6,000,000 with $4,000,000 payable in cash and $2,000,000 payable in a promissory note. The transaction, as presently contemplated, will be in the form of a stock sale and MSTC will be assuming all liabilities of the subsidiaries. The parties contemplate closing the transaction early in 1998. Consummation of the transaction is subject to completion of due diligence by MSTC, Inc., negotiation and execution of a definitive agreement, approval of the board of directors of each entity and approval of the stockholders of Bitwise Designs, Inc. There can be no assurance that the transaction will be consummated upon the terms set forth in the letter of intent.

Item 6  Reports on Form 8-K

      The following Reports on Form 8-K were filed by the Company during the last quarter:

      a. Form 8-K dated July 8, 1997 under Item 4 reporting the retention of Coopers & Lybrand as the Company's independent accountants.

      b. Form 8-K dated August 11, 1997 under Item 9 Sale of Securities pursuant to Regulation S reporting the completion of a Regulation S offering by the Company through Banca del Gottardo.

SAFE HARBOR STATEMENT
      Certain statements in this Form 10-QSB, including information set forth under Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of the DocStar product line, competition and technological changes and other risks as discussed in the Company's filings with the Securities and Exchange Commission, in particular its Annual Report on Form 10-KSB for the year ended June 30, 1997, and Registration Statement on Form S-3 declared effective on July 30, 1996 all of which risk factors could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BITWISE DESIGNS INCORPORATED

November 14, 1997                  /s/ John T. Botti
-----------------------------      -----------------
  DATE                             JOHN T. BOTTI
                                   PRESIDENT & CHIEF EXECUTIVE OFFICER

                                   /s/ Dennis H. Bunt
                                   ------------------
                                   DENNIS H. BUNT
                                   CHIEF FINANCIAL OFFICER