Form 10QSB
period 1997-12-31
BITWISE DESIGNS INC
filed 1998-02-17
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:      December 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________



                           Commission File No. 0-20190


                              BITWISE DESIGNS, INC.
        (Exact name of small business issuer as specified in its charter)


          Delaware                                                    14-1673067
(State or other jurisdiction of                                  (I.R.S.Employer
 incorporation or organization)                              Identification No.)

Technology Center, Rotterdam Industrial Pk, Schenectady,NY,           12306
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


                    Yes /X/                No / /

         7,369,720 shares of Common Stock, par value $.001 per share, were outstanding at February 9, 1997.

                          BITWISE DESIGNS INCORPORATED
                                   FORM 10-QSB
                                      INDEX



                                                                        Page No.
                                                                        --------
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

  Consolidated Balance Sheets -
  December 31, 1997 and June 30, 1997                                        3-4

  Consolidated Statements of Operations -
  Three and six months ended December 31, 1997
  and December 31, 1996                                                        5

  Consolidated Statements of Cash Flows -
  Six months ended December 31, 1997
  and December 31, 1996                                                      6-7

  Notes to Consolidated Financial Statements                                 8-9


Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                            10-13



PART II OTHER INFORMATION

Item 4 Submission of Matters to a Vote
  of Security Holders                                                      13-14

Item 5 Other Information                                                      14

Item 6 Reports on Form 8-K                                                    14

Safe Harbor Statement                                                      14-15

Signatures                                                                    15

                          PART I FINANCIAL INFORMATION
                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                 DECEMBER 31,        JUNE 30,
                                                           1997              1997
                                                       (UNAUDITED)
                                                       -----------       -----------
Current Assets:
     Cash and cash equivalents                         $ 3,740,628       $ 2,863,847
     Accounts receivable, net of allowance
       for doubtful accounts of $328,775 at Dec.
       31, 1997 and $189,126 at June 30, 1997            7,637,872         7,219,539
     Due from related parties                              213,835           216,465
     Inventories                                         2,982,237         3,137,332
     Income taxes receivable                                                   8,650
     Prepaid expenses and other current assets             486,257           176,338
                                                       -----------       -----------
       Total current assets                             15,060,829        13,622,171

Property and equipment, net                                909,627           998,781
                                                       -----------       -----------
Other assets:
     Software development costs, net                       102,286            81,059
     Other assets                                           39,666            39,822
     Deferred financing costs                              286,738
     Excess of cost over net assets of
       acquired companies, net                           4,065,742         4,182,932
                                                       -----------       -----------
Total assets                                           $20,464,888       $18,924,765
                                                       ===========       ===========




        See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND SHAREHOLDERS' EQUITY                                     DECEMBER 31,          JUNE 30,
                                                                             1997                 1997
                                                                         (UNAUDITED)
                                                                         ------------        ------------
Current liabilities:
     Borrowings under lines of credit                                    $  3,194,182        $  4,219,877
     Accounts payable                                                       2,325,508           2,956,270
     Accrued expenses and other liabilities                                   659,200             542,550
     Current portion of long-term debt                                            549               1,601
     Current portion of obligations under
       capital leases                                                           4,629              10,200
     Income taxes payable                                                       4,251
                                                                         ------------        ------------
       Total current liabilities                                            6,188,319           7,730,498
                                                                         ------------        ------------

Long-term debt, net of current portion                                      3,400,292
Obligations under capital leases, net of
     current portion                                                                                1,297
                                                                         ------------        ------------
       Total liabilities                                                    9,588,611           7,731,795
                                                                         ------------        ------------
Shareholders' equity:
     Preferred stock -$.10 par value, 5,000,000
       shares authorized:
       Series A -200 shares issued and outstanding                                 20                  20
     Common stock-$.001 par value; 20,000,000
       shares authorized; shares issued:
       7,369,720 at December 31, 1997 and
       7,367,720 at June 30, 1997                                               7,370               7,368
     Additional paid-in capital                                            19,718,034          18,996,591
     Accumulated deficit                                                   (8,848,724)         (7,810,586)
                                                                         ------------        ------------
                                                                           10,876,700          11,193,393
     Less cost of common shares in treasury,
       338 shares                                                                (423)               (423)
                                                                         ------------        ------------
              Total shareholders' equity                                   10,876,277          11,192,970
                                                                         ------------        ------------
Total liabilities and shareholders' equity                               $ 20,464,888        $ 18,924,765
                                                                         ============        ============



        See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                         FOR THE 3 MONTHS ENDED                  FOR THE 6 MONTHS ENDED
                    DECEMBER 31,      DECEMBER 31,          DECEMBER 31,        DECEMBER 31,
                        1997              1996                  1997                1996
                    (UNAUDITED)       (UNAUDITED)           (UNAUDITED)         (UNAUDITED)
                    ------------      ------------          ------------        ------------

Net sales            $9,027,801        $15,198,015           $18,396,656         $26,756,531

Cost of goods sold    6,448,727         12,656,821            13,266,757          21,784,468
                    ------------      -------------          ------------        ------------

   Gross profit       2,579,074          2,541,194             5,129,899           4,972,063

Selling, general
 and administrative
 expenses             2,832,319          2,814,303             5,744,275           5,666,811

Product development
 costs                   45,325             43,808                88,428              87,770
                    ------------       ------------          ------------        ------------

   Operating loss      (298,570)          (316,917)             (702,804)           (782,518)


Other income
 (expense):

Interest expense       (284,139)          (104,939)             (415,553)           (193,616)

Interest and other
 income                  63,128             14,457               116,319              57,628
                    ------------       ------------          ------------        ------------

   Loss before
    taxes              (519,581)          (407,399)           (1,002,038)           (918,506)


Income tax expense        6,001             17,593                36,100              32,993
                    ------------       ------------          ------------        ------------


Net loss            ($  525,582)      ($   424,992)          ($1,038,138)       ($   951,499)
                    ============       ============          ============        ============


Per share amounts:


Net loss per
 common share       ($     0.07)      ($      0.06)         ($      0.14)        ($     0.13)
                    ============       ============          ============        ============


        See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                  FOR THE 6 MONTHS ENDED
                                                              DECEMBER 31,      DECEMBER 31,
                                                                 1997               1996
                                                             (UNAUDITED)        (UNAUDITED)
                                                             -----------        -----------
Cash flows from operating activities:
Net loss                                                     ($1,038,138)       ($  951,499)
Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                             377,277            332,202
       Provision for doubtful accounts                           129,281             30,662
       Changes in operating assets and liabilities:
              Accts. receivable & from related parties          (544,984)        (2,678,603)
              Inventories                                        155,095           (386,099)
              Prepaid expenses & other assets                   (163,893)           (93,948)
              Accounts payable and accrued expenses             (514,112)           953,424
              Income taxes                                        12,901              8,000
              Other                                                   (1)            (7,184)
                                                             -----------        -----------
                     Net cash used in
                       operating activities                   (1,586,574)        (2,793,045)
                                                             -----------        -----------
Cash flows from investing activities:
     Property and equipment expenditures                         (68,609)          (233,984)
     Software development costs                                  (45,466)           (49,798)
     Trademarks                                                                     (25,000)
     Other                                                        (1,500)
                                                             -----------        -----------
                     Net cash used in investing
                       activities                               (115,575)          (308,782)
                                                             -----------        -----------
Cash flows from financing activities:
     Incr/(Decr) borrowings on lines of credit, net           (1,025,695)         1,141,130
     Incr/(Decr) borrowings of long-term debt, net
       of deferred issuance costs                              3,608,368            (16,667)
     Principal payments - capital lease obligations               (6,868)           (19,385)
     Dividends                                                                       (7,610)
     Payment of deferred offering costs                                             (29,940)
     Exercise of common stock warrants                                              654,014
     Exercise of common stock options                              3,125
                                                             -----------        -----------
                     Net cash provided by
                       financing activities                    2,578,930          1,721,542
                                                             -----------        -----------
Net increase (decrease) in cash & cash equivalents               876,781         (1,380,285)
Cash and cash equivalents, beginning of year                   2,863,847          3,377,305
                                                             -----------        -----------
Cash and cash equivalents, end of period                     $ 3,740,628        $ 1,997,020
                                                             ===========        ===========


              See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL CASH FLOW DISCLOSURES
                             ----------------------------------



       OTHER SUPPLEMENTAL INFORMATION:                                   FOR THE 6 MONTHS ENDED
                                                                     DECEMBER 31,       DECEMBER 31,
                                                                         1997                1996
                                                                     (UNAUDITED)         (UNAUDITED)
                                                                    -------------       -------------

              Interest Paid                                           $197,187             $182,738

              Income Taxes Paid                                        $26,000              $25,894

              Additional Paid in Capital Resulting
                from

                     Issuance of Detachable Warrants
                       for Debt                                       $650,411

                     Issuance of Warrants for Services                 $67,910


        See accompanying notes to the consolidated financial statements.

                              BITWISE DESIGNS, INC.

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of Bitwise Designs, Inc. and its wholly-owned subsidiaries, System Solutions Technology, Inc. and DJS Marketing Group, Inc. (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. The management of the Company believes the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position as of December 31, 1997 and June 30, 1997 and results of operations and cash flows for each of the periods presented.

2. The results of operations for the three and six months ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

5. In August 1997, the Company concluded an offering with an offshore bank for $4,000,000 in gross proceeds ($3,600,000 in net proceeds after expenses) in the form of unsecured, convertible, bearer notes, payable in its entirety on August 11, 2002, with 400,000 detachable Common Stock Purchase Warrants. The $650,411 value of the warrants has been recorded as discount on the debt and is being amortized over the term of the debt. The notes accrue interest at 8%, payable semiannually, in arrears. The holder of $50,000 principal amount or more may convert the notes into common stock commencing November 1, 1997 until August 11, 2002 at the rate of $3.25 per share. The Warrants are exercisable at $3.25 per share of common stock from November 1, 1997 until August 11, 2002.

6. During the six months ended December 31, 1997, 2,000 common stock options were exercised at an aggregate exercise price of $3,125 and no common stock warrants were exercised.

7. The Company adopted Statement of Financial Accounting Standards Board, SFAS 128, "Earnings per Share" in fiscal year 1998. The following represents the reconciliation of the basic and diluted earnings per share amounts for the three and six months ended December 31, 1997 and 1996. Amounts presented for 1996 as originally presented conform with the provisions of SFAS No. 128.

                                             MONTHS      ENDED     DECEMBER 31,
                                  ----------------------------------------------------------
                                           1997                                  1996
                                           ----                                  ----
                                THREE               SIX               THREE               SIX
                                -----               ---               -----               ---

Net loss                      ($525,582)       ($1,038,138)         ($424,992)         ($951,499)
Weighted average
         shares               7,368,024          7,368,301          7,210,674          7,050,788
Basic and diluted EPS             ($.07)             ($.14)             ($.06)             ($.13)

8. In October 1997, the Company announced the signing of a letter of intent to sell two subsidiaries, DJS Marketing Group, Inc. and System Solutions, Inc. to MSTC, Inc. The letter of intent contemplates a sale price of $6,000,000 with $4,000,000 payable in cash and $2,000,000 payable in a promissory note. The transaction as presently contemplated, will be in the form of a stock sale and MSTC will be assuming all liabilities of the subsidiaries. Management believes the sale of these two subsidiaries will allow the Company to focus all of its resources on the Imaging Division. The sale may result in a loss and management is unable to determine at this time the amount of any such loss. Consummation of the transaction is subject to completion of due diligence by MSTC, Inc., negotiation and execution of a definitive agreement, approval of the board of directors of each entity and approval of the stockholders of Bitwise Designs, Inc. The parties are currently proceeding with due diligence and negotiation of the terms of the purchase agreement.

NEW ACCOUNTING STANDARDS

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

RESULTS OF OPERATIONS
THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1996.

         The Company realized a consolidated net loss of $525,582 ($.07 per share) and $1,038,138 ($.14 per share) for the three and six months ended December 31, 1997, respectively. This compares to a net loss of $424,992 ($.06 per share) and $951,499 ($.13 per share) for the three and six months ended December 31, 1996, respectively. The Company had consolidated net sales of $9,027,801 and $18,396,656 for the three and six months ended December 31, 1997, respectively. During the same periods last year the Company had consolidated net sales of $15,198,015 and $26,756,531, respectively. The Company's 1998 fiscal year ends June 30, 1998.

         The sales decrease for the six months ended December 31, 1997 compared to last year is due to the sale of one of the Company's subsidiaries, Electrograph Systems, Inc. in April 1997. In the same six month period in fiscal 1997 Electrograph had sales of $5,374,463 and $9,921,120 for the three and six months ended December 31, 1996 which were included in the consolidated financial statements. Offsetting this decrease was an increase in sales from the Company's Imaging Division. The Imaging Division experienced a 50% increase in sales from $3,632,098 for the six months ended December 31, 1996 to $5,450,369 for the six months ended December 31, 1997. Imaging sales for the three months ended December 31, 1997 and 1996 were $3,230,213 and $1,935,971, respectively.

         Gross profit for the three and six months ended December 31, 1997 totaled $2,579,074 and $5,129,899, respectively, compared to $2,541,194 and $4,972,063 for the same periods last year. The gross profit margin was 28.6% and 27.9% for the three and six months ended December 31, 1997, respectively, compared to 16.7% and 18.6% for the same periods last year. The gross profit margin (which is defined as gross profit as a percentage of sales) increased during the current fiscal year compared to the prior year due to the growth of the Company's DocStar product line which has significantly higher margins than other product lines of the Company. The increase is also due to the sale of Electrograph which historically had a relatively low gross profit margin compared to other divisions of the Company.

         Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $2,832,319 and $5,744,275 for the three and six months ended December 31, 1997, respectively, compared to $2,814,303 and $5,666,811 for the same periods last year. S,G&A expenses increased primarily related to increased payroll costs, commissions, travel and living etc. due to sales increases especially in the Imaging Division. These increases were partially offset by the sale of Electrograph.

         As a percentage of sales, S,G&A costs increased from 18.5% and 21.2% for the three and six months ended December 31, 1996 to 31.4% and 31.2% for the three and six months ended December 31, 1997. The increase reflects the sale of Electrograph which historically has had a relatively low S,G&A cost to sales percentage.

         Interest expense totaled $284,139 and $415,553 for the three and six months ended December 31, 1997, respectively, compared to $104,939 and $193,616 for the same periods last year. The increase is due to the issuance of $4 million of convertible notes in August 1997. The increase is also due to increased borrowings by the Company under an existing line of credit caused by an increase in sales (especially in the Imaging Division) and related increases in average inventory and accounts receivable. Interest rates increased slightly during the six months ended December 31, 1997 compared to the same period last year.

         Product development expenses relate primarily to software development of the Company's DocStar product line and remained consistent during the six months ended December 31, 1997 ($88,428) compared to the prior year ($87,770). The Company has a policy of capitalizing software development costs and amortizing those costs over three years as product development expense.

         For the quarter ended December 31, 1997 the consolidated net loss is due to losses incurred by the Company's subsidiary, System Solutions Technology, Inc. which experienced a decrease in sales for the quarter as demand for computer peripheral equipment declined. Management believes the decline is temporary in nature and due to seasonality. The quarterly loss is also due to an increase in interest expense related to the issuance of convertible notes in August 1997 (described more fully in the footnote 5) as well as other increases in corporate S,G&A expenses.

         The loss for the six months ended December 31, 1997 is also due to the losses incurred by the Imaging Division during the quarter ending September 30, 1997. This Division realized a small profit for the quarter ended December 31, 1997. The Imaging Division manufactures the DocStar product line. This product line is sold nationally through the office equipment dealer channel. The Company continues to recruit new dealers across the country which results in significant personnel, advertising, marketing and travel expenditures. The Company expects to incur additional losses during the short-term as a result of the significant start-up costs associated with marketing a new product on a national basis.

         In comparing the loss for the six months ended 12/31/97 to the prior year period, the prior year loss would have been significantly larger if Electrograph's results had not been included in the prior year results.

         The Company's salable products rely on software applications. The Company also relies on systems of other parties in regard to its business, accounting and operational software. The Company believes that its salable products, as well as its significant business, accounting and operations software are year 2000 compliant. However, there can be no assurance that the Company will not experience difficulties with the conversion of these systems. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems and application or those operated by other parties to properly manage dates beyond 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of long-term debt at December 31, 1997 totaled $3,400,841, net of issuance discount. The gross amount of $4,000,000 is not due and payable until August 2002.

         The Company also has two working capital lines of credit totaling $6,500,000 which are collateralized by all accounts receivable, inventory and all other assets of the Company and its subsidiaries. At December 31, 1997 the total outstanding balance was $3,194,182. One of the credit lines, in the principal amount of $3,500,000, may only be utilized by DJS. The other line of credit of $3,000,000 may be utilized by Bitwise and System Solutions Technology, Inc. (SST). Each company's availability under the $3,000,000 line is based on a formula of accounts receivable and inventory and may not exceed $3,000,000 in total. In the event that the Company completes the sale of the DJS Marketing, Inc. and System Solutions Technology, Inc. subsidiaries the credit lines will be reduced accordingly.

        The debt accrues interest at rates ranging from the prime rate plus 1.7 5% to 2% per annum. The line of credit agreements include various covenants which require the Company and the subsidiaries to maintain a minimum tangible net worth, maximum debt to tangible net worth, a certain annual profitability level and for DJS a minimum tangible current ratio. They also require delivery of periodic financial information and quarterly audits conducted by the lender.

         At December 31, 1997 Management believes that the Company was in compliance with all of the above mentioned financial covenants.

         In August 1997, the Company received $4,000,000 in gross proceeds for the issuance of unsecured, convertible debt with Common Stock Purchase Warrants. Net proceeds totaled approximately $3,600,000 after expenses. The Company used these proceeds for working capital expenses, primarily related to the DocStar product line.

         Property, plant and equipment expenditures totaled $68,609 for the six months ended December 31, 1997. There were no purchase commitments outstanding or contemplated.

         The Company anticipates that cash expected to be provided by operations together with the proceeds from the sale of Electrograph, the August 1997 private offering and borrowings under its lines of credit will be sufficient to satisfy normal operating obligations. Assuming the sale of SST and DJS is consummated the Company will receive proceeds of approximately $6,000,000, with $4,000,000 received at closing and the remainder received over time. The proceeds will be used for the Company's working capital needs.

         The Company experienced a net loss of $1,038,138 during the six months ended December 31, 1997. To date, the Company has been largely dependent on its ability to sell additional shares of its common stock or other securities to fund its operating deficits. Under its current operating plan to obtain a national acceptance of the DocStar product line, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of DocStar. If the Company is unable to attain projected sales levels for its DocStar systems, it may be necessary to raise additional capital to fund operations and meet its obligations. However, there can be no assurance such funds will be available, if and when needed.

PART II OTHER INFORMATION

Item 4  Submission of Matters to a Vote of Security Holders

ANNUAL MEETING OF STOCKHOLDERS

         On December 10, 1997 the Company held its Annual Meeting of Stockholders in Albany, New York. Holders of the Company's Common Stock and Series A Preferred Stock of record on October 28, 1997 (the "Record Date") were entitled to receive notice of, and attend, the Annual Meeting. At the Record Date, there were 7,367,720 shares of Common Stock issued and outstanding and entitled to vote at the Annual Meeting and 200 shares of Series A Preferred Stock issued and outstanding and entitled to vote. Of the total outstanding shares of Common Stock, 5,835,465 shares (79%) were represented at the Annual Meeting either in person or by proxy.

         At the Annual Meeting, stockholders were asked to (i) elect seven (7) directors to the Board of Directors for a term of one year and (ii) adopt certain proposed changes to the Company's Non-Executive Director Stock Option Plan ("Director Plan") which amendments, among other things, removes a restriction on the aggregate number of shares eligible for issuance under the Director Plan, increases the number of annual grants to directors under the Director Plan, removes certain value limitations of options granted under the Director Plan, removes vesting requirements for options granted under the Director Plan and makes certain other changes to the Director Plan.

         All of the nominees for director were elected to the Board of Directors and the proposed changes to the Director Plan adopted.

The results of the voting were as follows:
(i) Election of Directors

         The names of the seven (7) persons elected to the Board of Directors for a term of one (1) year, and the votes cast for and against each nominee are set forth below:

Nominee                                          Votes For         Votes Against
--------------------------------------------------------------------------------
John T. Botti                                    5,782,679             52,786
Ira C. Whitman                                   5,782,679             52,786
Donald J. Payne                                  5,782,679             52,786
J. Edward Sheridan                               5,786,479             48,986
Edward N. Patrone                                5,786,479             48,986
Charles C. Johnston                              5,786,479             48,986
Stevan A. Kriegsman                              5,786,479             48,986


(ii)  Proposal to Amend the Non-Executive Director Stock Option Plan

For                        Against                   Abstain           Not Voted
--------------------------------------------------------------------------------
4,953,800                  314,341                   40,343            526,981



Item 5 Other Information

         In October 1997, the Company announced the signing of a letter of intent to sell two subsidiaries, DJS Marketing Group, Inc. and System Solutions, Inc. to MSTC, Inc. The letter of intent contemplates a sale price of $6,000,000 with $4,000,000 payable in cash and $2,000,000 payable in a promissory note. The transaction as presently contemplated, will be in the form of a stock sale and MSTC will be assuming all liabilities of the subsidiaries. Management believes the sale of these two subsidiaries will allow the Company to focus all of its resources on the Imaging Division. The sale may result in a loss and management is unable to determine at this time the amount of any such loss. Consummation of the transaction is subject to completion of due diligence by MSTC, Inc., negotiation and execution of a definitive agreement, approval of the board of directors of each entity and approval of the stockholders of Bitwise Designs, Inc. The parties are currently proceeding with due diligence and negotiation of the terms of the purchase agreement.

Item 6 Reports on Form 8-K

         The following Reports on Form 8-K were filed by the Company during the last quarter:
         None

SAFE HARBOR STATEMENT

         Certain statements in this Form 10-QSB, including information set forth under Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). The

Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of the DocStar product line, competition, pricing and technological changes and other risks as discussed in the Company's filings with the Securities and Exchange Commission, in particular its Annual Report on Form 10-KSB for the year ended June 30, 1997, and Registration Statement on Form S-3 declared effective on July 30, 1996 all of which risk factors could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BITWISE DESIGNS INCORPORATED

February 17, 1998                   /s/ John T. Botti
-----------------                   -----------------
  DATE                              JOHN T. BOTTI
                                    PRESIDENT & CHIEF EXECUTIVE OFFICER

                                    /s/ Dennis H. Bunt
                                    ------------------
                                    DENNIS H. BUNT
                                    CHIEF FINANCIAL OFFICER