Form 10QSB/A
period 1997-09-30
BITWISE DESIGNS INC
filed 1998-05-01
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1

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

        This Amendment to Form 10QSB has been filed solely to correct the filing from a Report on Form 10QSB to a Report on Form 10Q. Commencing with the quarter ending September 30, 1997, Bitwise Designs, Inc. is subject to reporting under Securities and Exchange Commission Regulation S-K and is no longer a small business issuer. There have been no other changes to reports on Form 10Q as previously filed.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BITWISE DESIGNS INCORPORATED

April 29, 1998                     /s/ John T. Botti
-----------------------------      -----------------
  DATE                             JOHN T. BOTTI
                                   PRESIDENT & CHIEF EXECUTIVE OFFICER

                                   /s/ Dennis H. Bunt
                                   ------------------
                                   DENNIS H. BUNT
                                   CHIEF FINANCIAL OFFICER