Form 10QSB/A
period 1997-12-31
BITWISE DESIGNS INC
filed 1998-05-01
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1

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

      This Amendment to Form 10QSB has been filed solely to correct the filing from a Report on Form 10QSB to a Report on Form 10Q. Commencing with the quarter ending September 30, 1997, Bitwise Designs, Inc. is subject to reporting under Securities and Exchange Commission Regulation S-K and is no longer a small business issuer. There have been no other changes to reports on From 10Q as previously filed.




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