Form 10-Q
period 1998-03-31
BITWISE DESIGNS INC
filed 1998-05-15
CIK 885074

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      March 31, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

                           Commission File No. 0-20190

                              BITWISE DESIGNS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     Delaware                                                        14-1673067
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S.Employer
 incorporation or organization)                              Identification No.)

 Technology Center, Rotterdam Industrial Pk, Schenectady, NY,           12306
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:(518) 356-9740

--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

      Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes |X|                No |_|

      7,410,745 shares of Common Stock, par value $.001 per share, were outstanding at May 11, 1998.

                          BITWISE DESIGNS INCORPORATED
                                    FORM 10-Q
                                      INDEX

                                                                        Page No.
                                                                        --------
Part I Financial Information

Item 1 - Financial Statements

  Consolidated Balance Sheets -
  March 31, 1998 and June 30, 1997                                           3-4

  Consolidated Statements of Operations -
  Three and nine months ended March 31, 1998
  and March 31, 1997                                                           5

  Consolidated Statements of Cash Flows -
  Nine months ended March 31, 1997
  and March 31, 1998                                                         6-7

  Notes to Consolidated Financial Statements                                 8-9

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                            10-13

Part II Other Information

Item 5 Other Information                                                      13

Item 6 Reports on Form 8-K                                                    13

Safe Harbor Statement                                                      13-14

Signatures                                                                    14

                          PART I FINANCIAL INFORMATION
                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                  March 31,     June 30,
                                                           1998         1997
                                                       (unaudited)
                                                      ------------   -----------
Current Assets:
      Cash and cash equivalents                        $ 2,019,404   $ 2,863,847
      Accounts receivable, net of allowance
       for doubtful accounts of $380,613 at Mar
       31, 1998 and $189,126 at June 30, 1997           10,562,414     7,219,539
      Due from related parties                             198,142       216,465
      Inventories:
       Finished goods                                    2,411,965     1,835,461
       Purchased components & raw material               1,670,321     1,301,871
      Income taxes receivable                                              8,650
      Prepaid expenses and other current assets            560,869       176,338
                                                       -----------   -----------
       Total current assets                             17,423,115    13,622,171

Property and equipment, net                                925,734       998,781
                                                       -----------   -----------
Other assets:
      Software development costs, net                       92,265        81,059
      Other assets                                          38,504        39,822
      Deferred financing costs                             270,238
      Excess of cost over net assets of
       acquired companies, net                           4,007,147     4,182,932
                                                       -----------   -----------
Total assets                                           $22,757,003   $18,924,765
                                                       ===========   ===========

        See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY                March 31,        June 30,
                                                      1998             1997
                                                   (unaudited)
                                                   ------------    -------------
Current liabilities:
  Borrowings under lines of credit                 $  4,536,127    $  4,219,877
  Accounts payable                                    3,902,435       2,956,270
  Accrued expenses and other liabilities                803,639         542,550
  Current portion of long-term debt                                       1,601
  Current portion of obligations under
   capital leases                                         2,306          10,200
  Income taxes payable                                   10,417
                                                   ------------    ------------
   Total current liabilities                          9,254,924       7,730,498
                                                   ------------    ------------

Long-term debt, net of current portion                3,407,812
Obligations under capital leases, net of
  current portion                                                         1,297
                                                   ------------    ------------
   Total liabilities                                 12,662,736       7,731,795
                                                   ------------    ------------
Shareholders' equity:
  Preferred stock -$.10 par value, 5,000,000
   shares authorized:
   Series A -200 shares issued and outstanding               20              20
  Common stock-$.001 par value; 20,000,000
   shares authorized; shares issued:
   7,410,745 at March 31, 1998 and
   7,367,720 at June 30, 1997                             7,411           7,368
  Additional paid-in capital                         19,822,159      18,996,591
  Accumulated deficit                                (9,734,900)     (7,810,586)
                                                   ------------    ------------
                                                     10,094,690      11,193,393
  Less cost of common shares in treasury,
   338 shares                                              (423)           (423)
                                                   ------------    ------------
       Total shareholders' equity                    10,094,267      11,192,970
                                                   ------------    ------------
Total liabilities and shareholders' equity         $ 22,757,003    $ 18,924,765
                                                   ============    ============


        See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              For the 3 months ended                   For the 9 months ended
                                                        March 31,            March 31,           March 31,              March 31,
                                                         1998                  1997                1998                   1997
                                                       (unaudited)          (unaudited)         (unaudited)            (unaudited)
                                                     -------------         ------------          ------------          ------------

Net sales                                            $  9,650,976          $ 14,063,762          $ 28,047,632          $ 40,820,293

Cost of goods sold                                      7,206,278            12,180,848            20,473,035            33,965,316

                                                     ------------          ------------          ------------          ------------
  Gross profit                                          2,444,698             1,882,914             7,574,597             6,854,977

Selling, general and
   administrative expenses                              3,063,767             2,789,670             8,808,042             8,456,481

Product development costs                                  69,453                36,697               157,881               124,467
                                                     ------------          ------------          ------------          ------------
  Operating loss                                         (688,522)             (943,453)           (1,391,326)           (1,725,971)

Other income (expense):

Interest expense                                         (236,037)             (133,727)             (651,590)             (327,343)

Interest and other income                                  44,382                25,733               160,701                83,361
                                                     ------------          ------------          ------------          ------------
  Loss before taxes                                      (880,177)           (1,051,447)           (1,882,215)           (1,969,953)

Income tax expense                                          5,999                 9,944                42,099                42,937
                                                     ------------          ------------          ------------          ------------

Net loss                                             ($   886,176)         ($ 1,061,391)         ($ 1,924,314)         ($ 2,012,890)
                                                     ============          ============          ============          ============

Per share amounts:

Net loss per common
  share                                              ($      0.12)         ($      0.14)         ($      0.26)         ($      0.28)
                                                     ============          ============          ============          ============

        See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                      For the 9 months ended
                                                                   March 31,          March 31,
                                                                     1998               1997
                                                                  (unaudited)       (unaudited)
                                                                  ------------     ------------
Cash flows from operating activities:
Net loss                                                          ($1,924,314)     ($2,012,890)
Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                                      576,751          496,321
   Provision for doubtful accounts                                    186,505           42,826
   Changes in operating assets and liabilities:
       Accts. receivable & from related parties                    (3,511,057)      (2,350,547)
       Inventories                                                   (944,954)      (1,130,261)
       Prepaid expenses & other assets                               (238,505)         (38,541)
       Accounts payable and accrued expenses                        1,207,254        1,491,995
       Income taxes                                                    19,067           15,701
       Other                                                               (1)          (7,187)
                                                                  -----------      -----------
            Net cash used in
              operating activities                                 (4,629,254)      (3,492,583)
                                                                  -----------      -----------
Cash flows from investing activities:
      Property and equipment expenditures                            (152,878)        (275,421)
      Software development costs                                      (57,979)         (82,038)
      Trademarks                                                                       (25,000)
      Other                                                            (1,501)
                                                                  -----------      -----------
             Net cash used in investing
               activities                                            (212,358)        (382,459)
                                                                  -----------      -----------
Cash flows from financing activities:
      Incr/(Decr) borrowings on lines of credit, net                  316,250        1,373,682
      Borrowings of long-term debt, net of
         deferred issuance costs                                    3,609,420
      Principal payments - long-term debt                              (1,601)         (19,905)
      Principal payments - capital lease obligations                   (9,191)         (25,498)
      Dividends                                                                         (7,610)
      Payment of deferred offering costs                                               (29,940)
      Exercise of common stock warrants                                                711,827
      Exercise of common stock options                                 82,291
                                                                  -----------      -----------
              Net cash provided by
                financing activities                                3,997,169        2,002,556
                                                                  -----------      -----------
Net increase(decrease) in cash & cash equivalents                    (844,443)      (1,872,486)
Cash and cash equivalents, beginning of year                        2,863,847        3,377,305
                                                                  -----------      -----------
Cash and cash equivalents, end of period                          $ 2,019,404      $ 1,504,819
                                                                  ===========      ===========

        See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL CASH FLOW DISCLOSURES

OTHER SUPPLEMENTAL INFORMATION:                        For the 9 months ended
                                                      March 31,        March 31,
                                                        1998             1997
                                                    (unaudited)      (unaudited)
                                                    -----------      -----------
Interest Paid                                           $462,485       $310,454

Income Taxes Paid                                        $26,347        $26,536

Additional Paid in Capital Resulting
  from

     Issuance of Detachable Warrants
       for Debt                                         $650,411

     Issuance of Warrants for Services                   $67,910

     Conversion of Debt to Common Stock                  $25,000

        See accompanying notes to the consolidated financial statements.

                              BITWISE DESIGNS, INC.

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of Bitwise Designs, Inc. and its wholly-owned subsidiaries, System Solutions Technology, Inc. (SST) and DJS Marketing Group, Inc. (DJS), (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. The management of the Company believes the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position as of March 31, 1998 and June 30, 1997 and results of operations and cash flows for each of the periods presented.

2. The results of operations for the three and nine months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

5. In August 1997, the Company concluded an offering with an offshore bank for $4,000,000 in gross proceeds ($3,600,000 in net proceeds after expenses) in the form of unsecured, convertible, bearer notes, payable in its entirety on August 11, 2002, with 400,000 detachable Common Stock Purchase Warrants. The $650,411 value of the warrants has been recorded as discount on the debt and is being amortized over the term of the debt. The notes accrue interest at 8%, payable semiannually, in arrears. The holder of $25,000 principal amount or more may convert the notes into common stock commencing November 1, 1997 until August 11, 2002 at the rate of $3.25 per share.

6. During the nine months ended March 31, 1998, 35,333 common stock options were exercised at an aggregate exercise price of $82,291 and no common stock warrants were exercised. 7,692 common shares were issued pursuant to the conversion of $25,000 of convertible debt into common stock.

7. The Company adopted Statement of Financial Accounting Standards Board, SFAS 128, "Earnings per Share" in fiscal year 1998. The following represents the reconciliation of the basic and diluted earnings per share amounts for the three and nine months ended March 31, 1998 and 1997. Amounts presented for 1997 as originally presented conform with the provisions of SFAS No. 128.

                                     Months         Ended        March 31,
                                     -------------------------------------
                                      1998                     1997
                                      ----                     ----
                               Three        Nine         Three          Nine
                               -----        ----         -----          ----

Net loss                    ($886,176)  ($1,924,314)  ($1,061,391)  ($2,012,890)
Weighted average
      shares                7,374,005     7,380,484     7,322,517     7,140,042
Basic and diluted EPS           ($.12)        ($.26)        ($.14)        ($.28)

8. In April 1998, the Company announced the signing of a definitive agreement with United Strategies, Inc.(USI), a privately owned company, whereby USI will acquire SST. The parties had previously announced the signing of a letter of intent to sell SST and DJS. The parties have decided at this time not to pursue the sale of DJS to USI. The purchase price for SST will be $4,000,000 of which $3,600,000 is payable in cash and USI has the option to return certain receivables and inventory to Bitwise for the remaining $400,000. The transaction will be in the form of a stock purchase and USI will be assuming substantially all liabilities of SST. The parties contemplate closing the transaction in June 1998. Management believes the sale of SST will allow the Company to focus all of its resources on the Imaging Division. The sale may result in a loss and management is unable to determine at this time the amount of any such loss. Consummation of the transaction is subject to approval of the stockholders of Bitwise Designs, Inc.

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

        Management's Discussion and Analysis of
Item 2. Financial Condition and Results of Operations

      The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and notes contained elsewhere in this Form 10-Q.

Results of Operations
The Three and Nine Months Ended March 31, 1998 Compared to the Three and Nine Months Ended March 31, 1997.

      The Company realized a consolidated net loss of $886,176 ($.12 per share) and $1,924,314 ($.26 per share) for the three and nine months ended March 31, 1998, respectively. This compares to a net loss of $1,061,391 ($.14 per share) and $2,012,890 ($.28 per share) for the three and nine months ended March 31, 1997, respectively. The Company had consolidated net sales of $9,650,976 and $28,047,632 for the three and nine months ended March 31, 1998, respectively. During the same periods last year the Company had consolidated net sales of $14,063,762 and $40,820,293, respectively. The Company's 1998 fiscal year ends June 30, 1998.

      The sales decrease for the nine months ended March 31, 1998 compared to last year is due to the sale of one of the Company's subsidiaries, Electrograph Systems, Inc. in April 1997. In the same nine month period in fiscal 1997 Electrograph had sales of $6,067,034 and $15,988,154 for the three and nine months ended March 31, 1997 which were included in the consolidated financial statements. Offsetting this decrease was an increase in sales from the Company's Imaging Division. The Imaging Division experienced a 68% increase in sales from $4,822,901 for the nine months ended March 31, 1997 to $8,105,827 for the nine months ended March 31, 1998. Imaging sales for the three months ended March 31, 1998 and 1997 were $2,655,458 and $1,190,803, respectively.

      Gross profit for the three and nine months ended March 31, 1998 totaled $2,444,698 and $7,574,597, respectively, compared to $1,882,914 and $6,854,977 for the same periods last year. The gross profit margin was 25.3% and 27.0% for the three and nine months ended March 31, 1998, respectively, compared to 13.4% and 16.8% for the same periods last year. The gross profit margin (which is defined as gross profit as a percentage of sales) increased during the current fiscal year compared to the prior year due to the growth of the Company's DocStar product line which has significantly higher margins than other product lines of the Company. The increase is also due to the sale of Electrograph which historically had a relatively low gross profit margin compared to other divisions of the Company.

      Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $3,063,767 and $8,808,042 for the three and nine months ended March 31, 1998, respectively, compared to $2,789,670 and $8,456,481 for the same periods last year. S,G&A expenses increased primarily related to increased payroll costs, commissions, travel and living etc. due to sales increases especially in the Imaging Division. These increases were partially offset by the sale of Electrograph.

      As a percentage of sales, S,G&A costs increased from 19.8% and 20.7% for the three and nine months ended March 31, 1997 to 31.7% and 31.4% for the three and nine months ended March 31, 1998. The increase reflects the sale of Electrograph which historically has had a relatively low S,G&A cost to sales percentage.

      Interest expense totaled $236,037 and $651,590 for the three and nine months ended March 31, 1998, respectively, compared to $133,727 and $327,343 for the same periods last year. The increase is due to the issuance of $4 million of convertible notes in August 1997. The increase is also due to increased borrowings by the Company under an existing line of credit caused by an increase in sales (especially in the Imaging Division) and related increases in average inventory and accounts receivable. Interest rates increased slightly during the nine months ended March 31, 1998 compared to the same period last year.

      Product development expenses relate to software development of the Company's DocStar product line and increased during the nine months ended March 31, 1998 ($157,881) compared to the prior year ($124,467). The Company has a policy of capitalizing software development costs and amortizing those costs over three years as product development expense.

      For the quarter and nine months ended March 31, 1998 the consolidated net loss is due to losses incurred by the Company's Imaging Division. Although the DocStar product line continues to report increases in sales it has not yet achieved sufficient sales volume to be profitable. The quarterly loss is also due to an increase in interest expense related to the issuance of convertible notes in August 1997 (described more fully in the footnote 5) as well as other increases in corporate S,G&A expenses.

      In comparing the loss for the nine months ended March 31, 1998 to the prior year period, the prior year loss would have been significantly larger if Electrograph's results had not been included in the prior year results.

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

Liquidity and Capital Resources

      The Company's primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of long-term debt at March 31, 1998 totaled $3,407,812, net of issuance discount. The gross amount of $3,975,000 is not due and payable until August 2002.

      The Company also has two working capital lines of credit totaling $6,500,000 which are collateralized by all accounts receivable, inventory and all other assets of the Company and its subsidiaries. At March 31, 1998 the total outstanding balance was $4,536,127. One of the credit lines, in the principal amount of $3,500,000, may only be utilized by DJS. Subsequent to March 31, 1998 the DJS line was reduced to $1,500,000 bringing the total line of credit to $4,500,000. The other line of credit of $3,000,000 may be utilized by Bitwise and SST. Each company's availability under the $3,000,000 line is based on a formula of accounts receivable and inventory and may not exceed $3,000,000 in total. In the event that the Company completes the sale of SST the credit lines will be reduced accordingly.

      The debt accrues interest at rates ranging from the prime rate plus 1.75% to 2% per annum. The line of credit agreements include various covenants which require the Company and the subsidiaries to maintain a minimum tangible net worth, maximum debt to tangible net worth, a certain annual profitability level and for DJS a minimum tangible current ratio. They also require delivery of periodic financial information and quarterly audits conducted by the lender. Beginning April 1998 the DJS line required additional security in the form of a $500,000 letter of credit.

      At March 31, 1998, Management believes that the Company was in compliance with all of the above mentioned financial covenants.

      In August 1997, the Company received $4,000,000 in gross proceeds for the issuance of unsecured, convertible debt with Common Stock Purchase Warrants. Net proceeds totaled approximately $3,600,000 after expenses. The Company used these proceeds for working capital expenses, primarily related to the DocStar product line.

      Property, plant and equipment expenditures totaled $152,878 for the nine months ended March 31, 1998. There were no purchase commitments outstanding or contemplated.

      The Company anticipates that cash expected to be provided by sales together with the proceeds from the sale of SST in June 1998, the August 1997 private offering and borrowings under its lines of credit will be sufficient to satisfy normal operating obligations. The proceeds from the sale of SST will be used for the Company's working capital needs.

      The Company experienced a net loss of $1,924,314 during the nine months ended March 31, 1998. To date, the Company has been largely dependent on its ability to sell additional shares of its common stock or other securities to fund its operating deficits. Under its current operating plan to obtain a national acceptance of the DocStar product line, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of DocStar. If the Company is unable to attain projected sales levels for its DocStar systems, it may be necessary to raise additional capital to fund operations and meet its obligations. However, there can be no assurance such funds will be available, if and when needed.

Part II Other Information

Item 5 Other Information

      In April 1998, the Company announced the signing of a definitive agreement with United Strategies, Inc. (USI), a privately owned company, whereby USI will acquire SST. The parties had previously announced the signing of a letter of intent to sell SST and DJS. The parties have decided at this time not to pursue the sale of DJS to USI. The purchase price for SST will be $4,000,000 of which $3,600,000 is payable in cash and USI has the option to return certain receivables and inventory to Bitwise for the remaining $400,000. The transaction will be in the form of a stock purchase and USI will be assuming substantially all liabilities of SST. The parties contemplate closing the transaction in June 1998. Management believes the sale of SST will allow the Company to focus all of its resources on the Imaging Division. The sale may result in a loss and management is unable to determine at this time the amount of any such loss. Consummation of the transaction is subject to completion approval of the stockholders of Bitwise Designs, Inc.

Item 6 Reports on Form 8-K

      The following Reports on Form 8-K were filed by the Company during the last quarter:
      None

SAFE HARBOR STATEMENT
      Certain statements in this Form 10-Q, including information set forth under Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of the DocStar product line, competition, pricing and technological changes and other risks as discussed in the Company's filings with the Securities and Exchange Commission, in particular its Annual Report on Form 10-KSB for the year ended June 30, 1997, and Registration Statement on Form S-3 declared effective on July 30, 1996 all of which risk factors could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BITWISE DESIGNS INCORPORATED


May 15, 1998                        /s/ John T. Botti
------------                        -----------------
  DATE                              JOHN T. BOTTI
                                    PRESIDENT & CHIEF EXECUTIVE OFFICER


                                    /s/ Dennis H. Bunt
                                    ------------------
                                    DENNIS H. BUNT
                                    CHIEF FINANCIAL OFFICER