Form 10-K
period 1998-06-30
BITWISE DESIGNS INC
filed 1998-09-28
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-K
(Mark One)

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
/X/ SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended June 30, 1998
                          ______________


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
/ / THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to ______________________________


                           Commission File No. 0-20190

                              BITWISE DESIGNS, INC.
________________________________________________________________________________

              (Exact Name of Issuer as Specified in its Charter)

          Delaware                               14-1673067
_______________________________              ___________________
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

                   Building 50, Rotterdam Industrial Park
________________________________________________________________________________
                   Schenectady, N.Y.                12306
________________________________________________________________________________

(Address of principal executive offices)        (Zip Code)

Issuer's telephone number, including area code   (518) 356-9741

________________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                        Name of Each Exchange on

         Title of Each Class                        Which Registered
_____________________________________       ____________________________________

Common Stock, $.001 par value                     Pacific Stock Exchange
_____________________________________       ____________________________________

Securities registered pursuant to Section 12(g) of the Exchange Act

                                      NONE
________________________________________________________________________________
                                (Title of class)
________________________________________________________________________________
                                (Title of class)

                            [Cover Page 1 of 2 Pages]

                  Check whether Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   __     __

                  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. [ ]

                  The Issuer's revenues for its most recent fiscal ended June 30, 1998 were $33,755,625.

                  On September 21, 1998, the aggregate market value of the voting stock of Bitwise Designs, Inc. (consisting of Common Stock, $.001 par value) held by non-affiliates of the Registrant (approximately 6,914,228 shares) was approximately $7,346,367 based on the closing price for such Common Stock ($1.0625) on said date as reported by the Nasdaq SmallCap Market.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

                  On September 21, 1998, there were 7,382,663 shares of Common Stock, $.001 par value, issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                           _________________________

                            [Cover Page 2 of 2 Pages]

Table of Contents
                                     PART I                                   PAGE

Item     1. Business                                                            6

Item     2. Properties                                                          19

Item     3. Legal Proceedings                                                   19

Item     4. Submission of Matters to a Vote of Security Holders                 19

                                     PART II


Item     5. Market For the Company's Common Equity and Related Stockholder
         Matters                                                                20

Item     6. Selected Financial Data                                             22

Item     7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                  22

Item     8. Financial Statements and Supplemental Data                          32

Item     9. Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                   32

                                    PART III

Item     10. Directors and Executive Officers of the Company                    33

Item     11. Executive Compensation                                             38

Item     12. Security Ownership of Certain Beneficial Owners and Management     44

Item     13. Certain Relationships and Related Transactions                     46

                                    PART IV


Item     14. Exhibits, Financial Statement Schedules and Reports on Form 8-K    47

                                     PART I


THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 1("BUSINESS") AND ITEM 7 ("MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"), CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS "BELIEVE," "ANTICIPATE," "THINK," "INTEND," "PLAN," "WILL BE," "EXPECT", AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REGARDING FUTURE EVENTS AND/OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES INCLUDE AMONG OTHER THINGS, THE AVAILABILITY OF ANY NEEDED FINANCING, THE COMPANY'S ABILITY TO IMPLEMENT ITS BUSINESS PLAN FOR VARIOUS APPLICATIONS OF ITS TECHNOLOGIES, THE IMPACT OF COMPETITION, THE MANAGEMENT OF GROWTH, AND OTHER RISKS AND UNCERTAINTIES THAT MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THE SIGNIFICANT RISKS AND UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH STATEMENTS SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.


ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

         Bitwise Designs, Inc. ("Bitwise"), and its wholly-owned subsidiary DJS Marketing Group, Inc. ("DJS") (Bitwise and DJS are sometimes collectively referred to herein as the "Company")are engaged in the manufacture and distribution of document imaging systems, computer systems and related peripheral equipment, components, and accessories and network and internet services.

         In June 1998, the Company sold a subsidiary, System Solutions Technology, Inc. ("SST")which had been acquired by the Company in

August 1994. SST is a value added distributor of advanced technology industrial computers and computer peripheral. In April 1997, the Company sold a subsidiary, Electrograph Systems, Inc. ("ESI"). ESI was acquired in August 1994 and is a value-added distributor of monitors and other microcomputer peripherals, components and accessories. The Company's financial statements and discussion under the heading "Management Discussion and Analysis" includes the results of operations for both ESI and SST to the date of their divestiture.

         In March 1996, the Company acquired DJS, a system integrator, computer reseller and personal computer manufacturer in Albany, New York. DJS is an authorized sales and support provider for Novell, Microsoft Solutions and Lotus Notes, as well as a member of Microage Infosystems. The Company is considering selling DJS so that it can concentrate its resources on the document imaging business. No agreements have been entered into by the Company and there can be no assurance that the Company's efforts to sell DJS will be successful or consummated.

         The Company was organized in August 1985 and reincorporated under the laws of the state of Delaware in May 1992. The Company's executive offices are located at Technology Center, Rotterdam Industrial Park, Schenectady, New York 12306, and its telephone number is (518) 356-9741.

GENERAL BUSINESS DEVELOPMENTS DURING THE LAST FISCAL YEAR

         In June 1998, the Company sold SST to United Strategies, Inc. ("USI") for $4,000,000. The Company received $3,600,000 in cash and $400,000 worth of SST inventory and receivables. The transaction was in the form of a stock purchase. The Company realized a loss of approximately $256,000 on the sale.

         In April 1997, the Company sold ESI for $2,522,361. The sale was structured as an asset sale with all liabilities assumed by the purchaser. The Company also received $646,912 as satisfaction of an intercompany receivable from ESI. The Company realized a gain of approximately $215,000 on the sale.

INDUSTRY OVERVIEW

         The market for the Company's products is highly competitive and rapidly changing. A primary focus of the Company is the manufacturing and distribution market for document imaging systems, personal computers, workstations and portable personal computers as well as microcomputer peripherals, networks, components accessories, and Internet/Intranet development. These markets have experienced significant growth over the last decade, and the Company believes such growth will continue, particularly in the document imaging market.


 .....Document Imaging and Management

         In January, 1996, the Company, on a national level, introduced its document imaging system called DocStar ("DocStar"). The Company designs and manufactures DocStar which enables a user to scan paper documents onto an optical disk, hard disk drive or other storage medium. The Company's DocStar product line consists of a personal computer, proprietary software and a scanner. This system can be utilized as a "stand-alone" system or as part of a network installation.

         The Company believes that the emerging document imaging market will be its primary business and basis for growth during the next few years. This is an evolving market which will experience significant growth in the future. The Company believes that this emerging market can provide the Company with significant profits. However, there can be no assurance that the Company's efforts in this emerging market will result in profits, income or significant revenues to the Company.

 .....Personal Computers

         Another principal product offered by the Company through its DJS subsidiary, is the personal computer ("PC's"). Although DJS primarily distributes PC's from major manufacturers it also offers "Clone PC's".

 .....Peripheral Computer Products

         The Company purchases peripheral computer products from many different suppliers. Peripheral computer products are products that operate in conjunction with computers, including but not limited to, printers, monitors, scanners, modems and software. Peripheral products are offered in a variety of performance speeds, capabilities, features and prices. The market for peripheral computer products is directly related to the computer market, for example, because customers frequently add peripheral products after the initial computer purchase, there is a significant "after market" opportunity for such products. A value added distributor, such as DJS, configures various computer hardware and peripheral products such as software together, to satisfy a customer's individual needs. The Company believes a significant portion of DJS's business will continue to be sales of peripheral computer products.





 .....Notebooks/Laptops

         DJS also sells notebook computers which use battery power and are smaller in size and weight than desktop designs. The size of a notebook computer is the equivalent of a narrow three-ring notebook binder to a small briefcase and the weight ranges from approximately six pounds to approximately fifteen pounds. Notebook computers provide the same power and speed as desktop systems, but at a higher cost.

 .....Networks

         DJS also designs and installs network systems which involves network software being installed on a fileserver computer with less powerful computers sharing information from the fileserver. Applications that the network system provides include E-mail, accounting systems, word processing, communication and any other applications that require the sharing of information. Although Management believes that designing and installing network systems may be an area of growth for DJS, there can be no assurance that growth in the network market will be realized.

 .....Internet/Intranet Development

         The Internet/Intranet is a computer based communication system, with international applicability, which provides customers with the ability to advertise products, provide news and stock market products, provide educational data bases, as well as one on one and Group Communications. The Company, through DJS, provides customer Internet services, including installation of web pages.

                                     BITWISE

PRODUCTS

Document Imaging and Management

         In January 1996, Bitwise, on a national level, introduced its document imaging management system under the tradename DocStar which enables users to scan paper documents onto an optical disk, hard drive or other storage medium from which they can be retrieved in seconds. This system allows users to eliminate or significantly reduce paper filing systems. The Company believes that a broad spectrum of businesses and governmental agencies experience the problem of storage, management and security of paper documents. The DocStar product line is intended to provide a cost effective method of reducing the space necessary to store documents while granting a user the ability to instantly retrieve documents.

         The operation of a document management system is similar to the operation of a facsimile machine. Documents are fed into an optical scanner that reads the documents and stores the information on one of several alternative mass storage devices. Documents can also be transmitted from or to the system via facsimile machine or modem. Documents can be retrieved almost instantaneously for viewing, printing or faxing thereby offering a significant timesaving tool to the modern office.

         The main components of a document management system are a personal computer, a high speed electronic document scanner, a laser printer capable of reproducing documents quickly, and a software package which controls scanning, indexing, storage and reproduction. Bitwise purchases scanners, laser printers and other essential hardware from unaffiliated third parties and manufactures the PC's for the system. The software utilized in DocStar consists of various versions of existing software from other developers, as well as software developed by the Company. The Company offers the DocStar System in three models:
System 10X, System 20X, System 20FSX and System 25X. The DocStar System 10X is the base model. The Systems 20X, 20FSX and 25X offer faster advanced processors or scanners, and increased storage capacity. Options and accessories include a jukebox, an optical disk tower, additional software, scanner upgrades, monitor upgrades and hardware upgrades.

         The Company markets the document management system under the tradename DocStar through a national dealer network. The Company owns one dealership in the Albany, New York region, which also serves as a test market for new applications and software.

BACKLOG

         The Company normally ships products within 5 days after receipt of an order and typically has no more than two weeks of sales in backlog at any time. The amount of backlog fluctuates but usually is not material.

RESEARCH AND DEVELOPMENT

         The market for the Company's products is characterized by rapid technological change involving the application of a number of advanced technologies, including those relating to computer hardware and software, mass storage devices, and other peripheral components. The Company's ability to be competitive depends upon its ability to anticipate and effectively react to technological change, as well as the application requirements of its customers.


         Since inception, the Company has devoted efforts to research and development activities in an effort to improve its current products and introduce new products. Current development efforts are directed toward improving ease of use, adding system enhancements and increasing performance. Product development expense was $230,652 and $176,539 for fiscal years 1998 and 1997, respectively. The Company will continue to improve its document imaging products in an effort to satisfy the needs of an ever changing marketplace.

QUALITY CONTROL AND SERVICE

         Quality control by the Company is administered at each of the three levels of the production process. First, components considered for use in standard systems are tested for compatibility by the research staff. Second, incoming components receive a physical damage inspection on receipt and again at the start of the production process. Each memory module is electronically tested prior to assembly. Each complete unit is then functionally tested at the end of the assembly process to demonstrate that all components are engaged and fully operational.

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

MANUFACTURING AND SUPPLIERS

         The Company's products have been designed to enable a variety of system configurations to be assembled from a few basic modules. The Company's manufacturing operations consist primarily of the assembly, test and quality control of all parts, components, subassemblies and systems.


         The Company uses standard parts and components in its existing product lines which it purchases from unaffiliated third party suppliers. The Company, however, does not have any contractual arrangements with its current suppliers. Although the Company has never experienced material delays in deliveries from its suppliers, shortages of component parts could occur and delay or interrupt the Company's manufacture and delivery of products and adversely affect the Company's operating results. The Company believes adequate alternative suppliers are available to mitigate the potentially adverse effect of supply interruptions, but there can be no assurance that such components will be available as and when needed.

         All peripheral computer products available through the Company, such as monitors and scanner/printer units, are manufactured by third parties. The Company only assembles the computer which is part of the DocStar system.

PATENTS AND TRADEMARKS

         The Company has no patents but has registered the logo "BitWise Designs" and Bitwise's associated trademark, "DocStar". No assurance can be given that registration will be effective to protect the Company's trademarks. The Company believes the tradenames "BitWise Designs" and DocStar are material to its business.

SALES AND MARKETING

         The Company's products are currently being distributed through a national dealer network and through a dealership owned by the Company in its local market area. The Company believes that it has achieved a national sales presence through national advertising, favorable reviews in industry publications, newspapers, magazines, press releases and other periodicals utilized by the document imaging industry. Moreover, the Company offers direct mail and tele-marketing services to selected qualified dealers in their market area. Management intends to increase the number of dealer locations for the current fiscal year, although there can be no assurance it will be successful in such efforts.

         The Company's products are usually sold on credit terms or through a floor planning finance company (to qualified accounts), and are warranted against defects in materials and workmanship for a period of 13 months from purchase. The Company currently employs seven regional sales directors and two district sales managers in each region, who report to each sales director, to cover the significant markets in their region.

COMPETITION

         The market for the Company's products is rapidly changing and highly competitive. The competition is direct (i.e., companies that make similar products) and indirect (i.e., companies that participate in the market, but are not direct competitors of the Company). The Company competes with major document imaging manufacturers such as Panasonic, Sharp and Mita. Many of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources, as well as a larger installed base, than the Company.

EMPLOYEES

         Bitwise employs 58 full-time employees including its executive officers. No employees are covered by a collective bargaining agreement, and the Company believes its employee relations are satisfactory.

                            DJS MARKETING GROUP, INC.

         DJS (d/b/a "Computer Professionals") is a network and systems integrator of computer and peripheral products to a variety of customers, including individuals, schools, government agencies, large manufacturers and distributors. DJS is the largest systems integrator in the Albany, New York region.

         DJS also produces Bitwise PC's at their Albany, New York production facility. Also contained within this facility is the DJS Service Department where factory trained computer technicians diagnose, service and upgrade all major brands of computer equipment.

         DJS provides network integration, Internet/Intranet development, accounting solutions, service, consultation, document management and video conferences.

PRODUCTS

         Network Integration.

         DJS' network integration group designs, implements, installs, manages and supports enterprise networks with products from Novell, Microsoft, UNIX, Tricord, Synoptics, Compaq, Cisco and others.

         DJS designs customized solutions for its clients with precise objectives and its engineers analyze hardware, software, and cabling to ensure effective and affordable solutions.

         Internet/Intranet Development.

         DJS offers services related to the Internet, including Internet connectivity, web page development, and hardware installation. Additionally, DJS assists its clients through the buying and implementation process with Internet/Intranet training and ongoing support.

         Accounting Solutions.

         DJS also markets accounting systems from State-of-the-Art and Macola to various end-users such as distributors, manufacturers and wholesalers. DJS analyzes each particular client's needs and custom designs an accounting system to satisfy these needs.

         Service and Consultation.

         DJS's service department is authorized to repair and maintain all major brand products sold by DJS, including warranty and post-warranty equipment. DJS generally guarantees a four (4) hour response time for all service calls, with an average resolution time of next day.

         DJS's engineers also provide complete system configuration services, which includes installation of all hardware, including memory, disk drives, network or communication adapters, as well as any associated software or driver. All units are thoroughly tested after configuration and all malfunctioning units are eliminated.

         Document Management.

         DJS also offers document imaging services which it believes is an efficient and financially attainable alternative to conventional, costly paper trails. Management believes digital documents can be stored, searched, retrieved and edited in a fraction of the time with complete access to the network and quality control features. Among other product lines, DJS offers customers the Company's DocStar line.

SALES AND MARKETING.

         DJS markets its products and services throughout New York State, parts of Vermont and Massachusetts. DJS intends to expand its national and international sales and marketing departments. Clients include individuals, small office/home office owners, schools, government agencies, large corporations, manufacturers and distributors.


COMPETITION.

         DJS is one of the oldest and largest network and systems integrators in the Capital District of Albany, New York, and works on many diverse platforms. While management believes that no other computer company in the Albany, New
York region offers the extensive services that DJS offers, competitors in computer sales, service and support in general, include Computerland, Computers Etc., CompUSA, Entex and Ameridata.

EMPLOYEES

         DJS has 31 full-time staff members, including two (2) executive officers. None of the employees of DJS are represented by a collective bargaining agreement. DJS believes that its employee relations are good.


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

SIGNIFICANT LOSSES

         The Company has incurred losses of $5,464,059; $2,143,159 and $2,961,039, respectively, for its fiscal years ended June 30, 1998, 1997 and 1996. The Company began marketing its DocStar line of document imaging systems on a national basis in January 1996 which has led to increased costs associated with the product line. The Company will continue to incur these costs in future as it attempts to increase market awareness and sales. Moreover, the Company's prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line and the competitive environment in which the Company operates. There can be no assurance that the Company will be able to achieve profitable operations in future operating periods.

UNCERTAINTY OF WIDESPREAD MARKET ACCEPTANCE OF NEW PRODUCTS

          The Company introduced the DocStar system on a national level in January, 1996. As expected with new products, demand and market acceptance for the DocStar imaging system is subject to a high level of uncertainty. Achieving widespread acceptance of this product line will require substantial marketing efforts and the expenditure of significant funds to create brand recognition and customer demand for such products. There can be no assurance that adequate marketing arrangements will be made for such products. Moreover, there can be no assurance that these products will ever achieve widespread market acceptance or increased sales or that the sale of such products will be profitable.

COMPETITION

         The Company and its subsidiaries are engaged in the highly competitive businesses of manufacturing and distributing document imaging systems, computer hardware and software as well as technical support services for such businesses. The document imaging business is competitive and the Company competes with major manufacturers such as Sharp, Panasonic and Mita. All of these companies have substantially more experience, greater sales, as well as greater financial and distribution resources than those of the Company. The Company also competes with many independent imaging software companies, smaller than those mentioned, many of which also have substantially greater sales, financial resources and experience than those of the Company. The most significant aspects of competition are the quality of products, including advanced capabilities, and price. There can be no assurance the Company can effectively continue to compete in the future.

         The Company's subsidiary, DJS, is engaged in the highly competitive business of systems integration, computer services and computer reselling. DJS competes with many small and local companies which provide similar technical services to those offered by DJS. Additionally, DJS must compete with other computer resellers, many of whom have greater financial and technical resources. There can be no assurance that DJS will be able to compete successfully with these competitors.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's executive offices and production facilities are located at Technology Center, Rotterdam Industrial Park, Schenectady, New York 12306. The Company leases approximately 15,080 square feet of office space pursuant to six month lease at an annual rent of approximately $116,000 plus utilities, maintenance and escalation charges. The lease expires March 31, 1999.

         Management is considering relocating the Company to a larger facility in the beginning of 1999 to alleviate the space constraints in manufacturing and shipping. New York State (the "State") has tentatively awarded the Company a $1,000,000 grant to build a 26,000 square foot facility in Schenectady, New York. The Company will not commit to a new location until the grant is formally issued by the state. If the grant is not issued by the State, the Company will not build a larger facility. The Company has several other options available including expanding the present facility or leasing other existing buildings.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings which could have a material adverse effect on its operations.

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

         The following is the range of high and low closing prices for the Company's Common Stock on the Nasdaq SmallCap Market for the periods indicated below:


                                                           High           Low
                                                           ----           ---
Common Stock
------------
Fiscal Year 1998
1st Quarter............................................... 4              2-3/4
2nd Quarter............................................... 4-5/16         2-3/32
3rd Quarter............................................... 3-3/4          2-7/16
4th Quarter............................................... 2-7/8          1-9/16
Fiscal Year 1997
1st Quarter............................................... 5-13/16        3-1/4
2nd Quarter............................................... 6-1/4          4-1/4
3rd Quarter............................................... 6-1/2          3-1/8
4th Quarter............................................... 3-9/16         2-3/4

Fiscal Year 1996
1st Quarter............................................... 5-1/4          1-9/16
2nd Quarter............................................... 7-3/8          4-3/8
3rd Quarter............................................... 7-15/16        5-3/8
4th Quarter............................................... 6-7/8          4-5/8


         The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs, or commissions, and do not necessarily represent actual transactions.

         As of September 21, 1998, there were approximately 364 holders of record of the Company's Common Stock. The Company believes there are more than 500 beneficial holders of the Company's Common Stock.

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

ITEM 6.           SELECTED FINANCIAL DATA

                  The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and "Managements's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                 YEAR ENDED JUNE 30,
                                       1998               1997               1996              1995               1994
STATEMENT OF OPERATIONS DATA:

Net Sales                           33,755,625         53,109,469         30,611,258        23,949,368        4,661,377

Gross Profit                         8,092,566         10,006,736          4,826,693         3,956,846          663,450

Net (Loss)/Net Income               (5,464,059)        (2,143,159)        (2,961,039)            3,681         (813,380)

Basic and Diluted Net (Loss)
 /Net Income Per
 Common Share                            (0.74)             (0.30)             (0.55)             0.00            (0.32)


Balance Sheet Data:

Current Assets                      12,138,995         13,622,171         13,101,722         8,216,505        1,621,468

Current Liabilities                  4,789,896          7,730,498          7,234,849         4,189,083          783,879

Working Capital                      7,349,099          5,891,673          5,866,873         4,027,422          837,589

Total Assets                        14,708,454         18,924,765         19,880,037        13,095,479        2,092,568

Total Long Term

Liabilities                          3,975,000(1)           1,297             17,949            59,824          205,397

Stockholders' Equity                 6,478,226         11,192,970         12,627,239         8,846,572        1,103,292

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the Company's financial statements, including the notes thereto, contained elsewhere in this report.

--------

     1 Long-term liabilities excluding discount of $534,668

RESULTS OF OPERATIONS

Fiscal Year 1998 Compared to Fiscal Year 1997
Fourth Quarter Adjustments

         The Company realized a consolidated net loss of $5,464,059, $.74 per share compared to $2,143,159, $.30 per share for the years ended June 30,1998 and 1997, respectively. Consolidated net sales totaled $33,755,625 and $53,109,469 for the years ended June 30,1998 and 1997, respectively. During the fourth quarter, the Company recognized some unusual expenses, including the loss on the sale of SST ($256,000), an increase in the reserves for obsolete inventory ($588,000), and an increase in the allowance for bad debts ($170,000). In addition, net sales for the fourth quarter 1998 aggregated 5,708,000, approximately 6,600,000 below net sales for the fourth quarter 1997.

         The sales decrease is due to the sale of ESI in April 1997. During the fiscal year ended June 30,1997 ESI had sales of $17,156,187. The sales decrease is offset somewhat by the growth in the Company's DocStar product line. DocStar sales totaled $9,002,203 for the year ended June 30, 1998 compared to $7,792,125 for the prior year.

         Gross profit for the fiscal year ended June 30,1998 was $8,092,566 compared to $10,006,736 for the prior year. The gross profit margin was 24.0% and 18.8% for years ended June 30,1998 and 1997, respectively. The gross profit margin (which is defined as gross profit as a percentage of sales) increased in fiscal 1998 compared to the prior year due to the growth of the Company's DocStar product line which has significantly higher margins than other product lines of the Company. Additionally, the sale of ESI resulted in a lower gross profit.

         Selling, general and administrative expenses ("S,G&A") consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $12,251,515 and $11,834,173 for the years ended June 30, 1998 and 1997, respectively. S,G&A expenses increased mainly due to increased selling and marketing expenses for the DocStar product line. The increase was offset somewhat by the sale of ESI. There were also increases in S,G&A expenses in the Company's other divisions as well.

         As a percentage of sales, S,G&A costs increased from 22.3% to 36.3% from fiscal 1997 to fiscal 1998. The Company's DocStar product line has not yet achieved sufficient sales volume to cover all S,G&A expenses and thereby generate a profit.

         Interest expenses totaled $939,595 and $444,918 for the years ended June 30,1998 and 1997, respectively. The increase in interest costs is due to the issuance of $4 million of convertible notes in August 1997. The increase is also due to increased borrowing on the Company's lines of credit during the year. Interest rates increased slightly compared to the prior year.

         Product development expenses relate primarily to software development of the Company's DocStar product line and increased from $176,539 to $230,652 for the year ended June 30, 1998 compared to the prior year. The Company has a policy of capitalizing software development costs and amortizing those costs over three years as product development expense.

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

         Interest expense totaled $444,918 and $232,678 for the years ended June 30,1997 and 1996, respectively. The increase in interest cost is due to the acquisition of DJS which incurred interest on its line of credit. It is also due to increase in the amount borrowed by all other operations of the Company under an existing line of credit caused by an increase in sales and related increases in inventory and accounts receivable. Interest rates decreased slightly during fiscal 1997 compared to fiscal 1996.

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

         The sales increase is partially attributed to the acquisition of DJS in March 1996. Sales increases also reflect the inclusion of ESI and SST as wholly-owned subsidiaries of the Company for the entire fiscal year 1996 compared to inclusion for only approximately 10 1/2 months in fiscal year 1995. The Company also experienced significant sales growth in its document imaging product line known as DocStar. Additionally, ESI and SST also experienced sales growth.

         Gross profit for fiscal year 1996 was $4,826,693 compared to $3,956,846 for the 1995 fiscal year. The gross profit margin was 15.8% for fiscal 1996 compared to 16.5% for fiscal 1995. The Company's gross profit margin (which is defined as gross profit as a percentage of sales) decreased slightly due to aggressive pricing of certain Company products such as personal computers and peripheral computer products. This was partially offset by the growth in sales of the Company's DocStar product line which has significantly higher gross margins than other product lines of the Company. Increases in gross profit also resulted from inclusion of SST and ESI for a full fiscal year as compared to the previous fiscal year, as well as the acquisition of DJS, as described above.

         Selling, general and administrative expenses consist of all other Company expenses, except product development and interest. These costs increased from $3,993,861 in fiscal 1995 to $7,564,946 in fiscal 1996. The increase in such expenses is due to the acquisition of DJS as well as the growth of SST and ESI. Additionally, these increased expenses resulted from inclusion of SST and ESI for the full fiscal year 1996. In addition, the Company incurred significant selling, general and administrative costs related to the DocStar product line in fiscal 1996, including costs associated with the hiring of a national dealer sales force and related expenses such as salaries, travel and living expenses, moving expenses, communication costs, equipment costs and benefits as well as advertising, promotion, sales training, service training, technical support, production overhead and office overhead. The Company is continuing to recruit sales, marketing and service personnel for the DocStar line, and therefore additional costs will be incurred during the next fiscal year.

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

         Interest costs totaled $232,678 in fiscal 1996 compared to $108,239 in fiscal 1995. The increase in interest cost is related to the increase in sales volume over the prior year. As sales increased the Company increased the amount borrowed to fund inventory and receivables. Additionally, this increase reflects interest costs associated with the $2.3 million credit facility obtained by the Company's recently acquired subsidiary, DJS. To a lesser extent the increase is also due to an increase in interest rates compared to the prior year.

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

         The Company has one working capital line of credit totaling $1,500,000 for Bitwise which is collateralized by all accounts receivable, inventory and all other assets of Bitwise. At June 30, 1998 the total outstanding balance was $637,210. In addition, DJS may utilize a wholesale inventory credit facility in the amount of $625,000. This facility is supported by a guaranty furnished by one of DJS's vendors and is expressly limited to purchases from this vendor. This facility is non-interest bearing and is collaterized by all of the assets of DJS. Effective June 30, 1998 DJS accounts receivable credit facility was terminated. At June 30, 1998 the total outstanding balance was $1,036,065.

         The Bitwise line of credit accrues interest at the rate of prime plus 2% per annum. This credit agreement includes various covenants which require the Company to maintain a minimum tangible net worth, maximum debt to tangible net worth and a minimum annual net profit on a consolidated basis. They also require delivery of periodic financial information and quarterly audits conducted by the lender. At June 30,1998 the Company was not in compliance with one of its debt covenants which required the Company to report a profit for the year ended June 30, 1998. Subsequent to year end the agreement was amended to remove the profitability requirement and to require minimum working capital thresholds (as defined) to be met for each of the fiscal quarters of 1999. Management does not anticipate that the company will be in violation of any covenants on a prospective basis.

         In August 1997, the Company concluded an offering with an offshore bank for $4,000,000 in gross proceeds ($3,600,000 net proceeds after expenses) in the form of unsecured, convertible, bearer notes, payable in its entirety on August 11, 2002, with 400,000 detachable Common Stock Purchase Warrants. The $650,411 value of the warrants has been recorded as discount on the debt and is being amortized over the term of the debt. The Notes accrue interest at 8%, payable semiannually in arrears. The holder of $25,000 principal amount or more may convert the notes into common stock commencing November 1, 1997 until August 11, 2002 at the rate of $3.25 per share. As of June 30, 1998, 7,692 common shares were issued pursuant to the conversion of $25,000 of convertible debt into common stock. The principal balance of long-term debt at June 30, 1998 totaled $3,440,332.

         In June 1998, the Company sold SST for $4,000,000 in a stock sale. The Company received approximately $3,600,000 in cash and approximately $400,000 worth of inventory and receivables resulting in a loss of approximately $256,000.

         Property, plant and equipment expenditures totaled $250,162 for the year ended June 30,1998. There were no purchase commitments outstanding. The Company is considering the construction of a new office/production facility for approximately $2,500,000 in Schenectady, NY, pending the receipt of a grant from New York State for $1,000,000 and pending a commitment on tax exempt bank financing for approximately $1,400,000. This new facility would be approximately 75% larger than the current space leased by the Company and would relieve a capacity bottleneck in production and shipping. In the event the Company decides not to construct a new building the Company may expand its current facility or lease a larger existing facility.

         The Company anticipates that cash received from operations, the proceeds from the sale of SST, and the money borrowed under its line of credit, will be sufficient to satisfy normal operating obligations.

         During the fiscal year ended June 30, 1998, the Company incurred a net loss of $5,464,059, and cash used by operating activities totaled $4,940,419. The Company's available cash balance at June 30, 1998 totaled approximately $4,000,000 and it had available approximately $900,000 under an existing line of credit. Under its current operating plan to obtain a national acceptance of the DocStar product line, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of its DocStar document imaging system and the Company's ability to reduce overhead costs. If the Company is unable to attain projected sales levels for its DocStar systems, is unable to implement cost reduction strategies, or fails to comply with debt covenant requirements, it may be necessary to raise additional capital to fund operations and meet its obligations.


EFFECTS OF INFLATION AND CHANGING PRICES

         The impact of general inflation on the Company's operations has not been significant to date and the Company believes inflation will continue to have an insignificant impact on the Company. However, price deflation in the major categories of components purchased by the Company has been substantial and is anticipated to continue through fiscal 1999. Typically, new components such as new generations of microprocessors and new optical disk drive technologies etc. are introduced at premium prices, and command high margins and high market prices for the initial six to twelve months of their availability. During this period, the Company is able to earn premium margins on its products. As the life cycle progresses competitive pressures could force prices down and thus lower the premium margins that existed. The Company does not believe price deflation will have an impact on the Imaging Systems product line because it serves a niche market although there can be no assurances that changing prices will not have an impact in the future on this product line. The Company has actually raised prices twice during the prior two years as new software and hardware features were offered.

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

         In June 1998, the Financial Accounting Standards Board (FASB or the "Board") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133 or the "Statement") SFAS 133 establishes a new model for accounting for derivatives and hedging activities. This statement is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements.

YEAR 2000 COMPLIANCE

         The Year 2000 creates risks for the Company if the computers, software and other equipment utilizing microprocessors do not correctly recognize and process date information beyond the year 1999. The Company is addressing this issue by performing a survey on all of their desktops and servers to ensure Year 2000 compliance. The survey concluded that all of the Company's in-house work systems use hardware that is that 100% Year 2000 compliant. Most of the Company's software and operating systems are Microsoft(TM) based and are believed to be Year 2000 compliant. The only software that may not be Year 2000 compliant is the Company's third-party accounting software. The Company is currently communicating with the manufacturer who has a new version of the software that can remedy the Year 2000 issue. The new version of accounting system will be installed and tested at the end of the Company's fiscal year in October, 1998. The Company's product's hardware is fully Year 2000 compliant and the software will also be Year 2000 compliant in the latest version 2.30 scheduled for release in December, 1998. Because the DocStar System is a relatively new system, it was designed to handle a four (4) digit year. In addition, the Company is in the process of surveying their critical vendors for Year 2000 compliance. However, the Company does not believe there would be significant difficulties finding alternate supply services should the need arise.

         Achieving Year 2000 compliance is dependant on many factors, some of which are not completely within the Company's control. If the Company's internal systems or the internal systems of the significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                  THE FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  SCHEDULE ARE ANNEXED HERETO

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In June 1997, the Board of Directors of the Company determined that it would be in the best interests of the Company to terminate the services of independent accountant KPMG Peat Marwick LLP, which acted as its independent accountant with respect to the fiscal years ended June 30, 1994 through June 30, 1996. The Board of Directors also decided to retain the firm of PricewaterhouseCoopers, LLP to be its independent accountants for the fiscal year ending June 30, 1998. The dismissal of KPMG Peat Marwick LLP was recommended and approved by the Board of Directors of the Company and is not the result of any disagreement with KPMG Peat Marwick LLP on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure during fiscal periods ended June 30, 1996 and through the date of dismissal. Management of the Company recommended the change in order to significantly reduce the Company's audit and income tax preparation costs.

         The audit reports issued by KPMG Peat Marwick LLP for the years ended June 30, 1996 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                   MANAGEMENT

         The executive officers and directors of the Company are as follows:


                NAME                       AGE               OFFICE

         John T.  Botti                    34       President, Chief Executive
                                                    Officer and Chairman of the
                                                    Board

         Ira C.  Whitman                   35       Senior Vice-
                                                    President--Research and
                                                    Development, Secretary and
                                                    Director

         Donald J. Payne                   65       Chief Operating Officer and
                                                    Director

         Steven A. Kriegsman               55       Director

         J. Edward Sheridan                61       Director

         Charles C. Johnston               62       Director

         Edward N. Patrone                 62       Director


         All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are elected annually by, and serve at the discretion of, the Board of Directors. There are no familial relationships between or among any officers or directors of the Company.

         In connection with the Company's private placement through Whale Securities Co., L.P. ("Whale"), completed in December 1995, the Company granted Whale the right to nominate one person to the Company's Board of Directors, or in the alternative, a person to attend meetings of the Board of Directors. Whale has selected Steven Kriegsman as its representative on the Board.

         John T. Botti, a co-founder, has served as President, Chief Executive Officer and Director since the incorporation of the Company in August 1985. Mr. Botti graduated from Rensselaer Polytechnic Institute ("RPM") with a B.S. degree in electrical engineering in 1994 with a concentration in computer systems design and in 1996 earned a Master of Business Administration degree from RPI.

         Ira C. Whitman, a co-founder, is Senior Vice-President of Research and Development and a Director of the Company since the incorporation of the Company in August 1985. Mr. Whitman graduated from RPI in 1984 with a B.S. in Computer and Systems Engineering and in 1990 he earned a Masters in Engineering from RPI.

         Donald J. Payne joined the Board of Directors in June 1992. Mr. Payne was hired by the Corporation in January 1996, as Chief Operating Officer of the Corporation and as President of the DocStar Division. Prior to that, Mr. Payne was President of Federal Armored Express Air Courier Division since 1993. From 1990 to 1993 he was the President and Chief Executive Officer of Enable Software, Inc. From 1983 to 1990, he was President of Federal Armored Express, Inc. From 1977 to 1983, Mr. Payne was Executive Vice President, North American Operations for Brinks, Inc. For approximately 22 years prior to 1977, Mr. Payne served in various sales and marketing capacities in the computer and office product industries, 17 of which were with International Business Machines Corporation. Mr. Payne holds a B.B.A. degree from Adelphi University.

         J. Edward Sheridan joined the Board of Directors in June, 1992. From 1985 to the present, Mr. Sheridan served as the President of Sheridan Management Corp. From 1975 to 1985, Mr. Sheridan served as the Vice President of Finance and Chief Financial Officer of AMF. From 1973 to 1975, he was Vice President and Chief Financial Officer of Fairchild Industries. From 1970 to 1973 he was the Vice President, Corporate Finance of F.S. Smithers. From 1967 to 1970 Mr. Sheridan was the Director of Acquisitions of Westinghouse Electric. From 1964 to 1967 he was employed by Corporate Equities, Inc., a venture capital firm, Mr.Sheridan holds an M.B.A. from Harvard University and a B.A. from Dartmouth College.

         Steven A. Kriegsman joined the Board of Directors in December, 1997. In 1989, Mr. Kriegsman founded The Kriegsman Group, a private financial consulting services firm and has served as its President since such time. In 1981 Mr. Kriegsman co-founded ANA Financial Services, Inc., a holding company engaged, through its subsidiaries, in securities brokerage, financial planning and investment advisory services and franchising of certified public accountants. Mr. Kriegsman served as Chairman and Chief Executive Officer of ANA Financial until 1989. Mr. Kriegsman is a former Certified Public Accountant. Mr. Kriegsman holds a B.S. from New York University.

         Charles C. Johnston joined the Board of Directors in December, 1997. Mr. Johnston has been the Chairman of Ventex Technology, Inc., a privately-held neon light transformer company. since July 1993. Mr. Johnston has also served as Chairman of AFD Technologies, a private corporation since 1994 and J&C Resources a private corporation, a position that he has held since 1987. Mr. Johnston serves as a Trustee of Worcester Polytechnic Institute ("WPI") and earned his B.S. degree from WPI in 1957.

         Edward N. Patrone joined the Board of Directors in December, 1997. From May 1991 to December 1996, Mr. Patrone was a senior consultant to Alco Standard Corporation, a company formerly listed on the New York Stock Exchange and which was engaged in the marketing and distribution of paper and office products. Alco Standard has since then been restructured into two separate New York Stock Exchange companies, Ikon Office Solutions and the Unisource Corporation. From 1979 through 1991 Mr. Patrone served as a member of Alco Standard's Board of Directors and its Executive Committee of the Board of Directors. From 1967 through 1991, Mr. Patrone served in various management capacities of Alco Standard, including President and Chief Executive Officer of one of it subsidiaries from 1988 to 1991. Mr. Patrone also serves as a director of Global Imaging, Primesource Corp. and Compucon Corp.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has three (3) Committees:  Audit,
Compensation and Executive Committee.

         Audit Committee. The members of the Audit Committee are J. Edward Sheridan, Edward Patrone, and Charles Johnston. The Audit Committee acts to: (i) acquire a complete understanding of the Corporation's audit functions; (ii) review with management the finances, financial condition and interim financial statements of the Corporation; (iii) review with the Corporation's independent auditors the year-end financial statements; and (iv) review implementation with the independent auditors and management any action recommended by the independent auditors. During the fiscal year ended June 30, 1998, the Audit Committee met on one occasion.

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

         Compensation Committee. The members of the Compensation Committee are Steven Kriegsman, Edward Patrone and J. Edward Sheridan. The Compensation Committee functions include administration of the Corporation's 1992 Employee Stock Option Plan and Non-Executive Director Stock Option Plan and negotiation and review of all employment agreements of executive officers of the Corporation. During the fiscal year ended June 30, 1998, the Compensation Committee held one meeting.

MEETINGS OF THE BOARD OF DIRECTORS

         During the fiscal year ended June 30, 1998, the Board of Directors of the Company met on four occasions and voted by unanimous written consent on two occasions. No member of the Board of Directors attended less than 75% of the aggregate number of (i) the total number of meetings of the Board of Directors or

(ii) the total number of meetings held by all Committees of the Board of Directors.

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

SIGNIFICANT EMPLOYEES

         Dennis H. Bunt has been Chief Financial Officer of the Company since September 1992. From January to September 1992 Mr. Bunt was an independent financial consultant. From 1986 to January 1992, Mr. Bunt was Chief Financial Officer for The Michaels Group Inc., a homebuilding/development company. Prior to that, Mr. Bunt was a Division Controller for Mechanical Technology Inc. a high tech manufacturing company where he was employed from 1980 to 1986. Mr. Bunt is a certified public accountant and was employed by KPMG Peat Marwick from 1976-1979. He graduated with an M.B.A. from Babson College in 1979 and a B.S. in Accounting from Bentley College in 1976.

         William Leonard has been Vice President of Sales of the DocStar Division since January 1998. During his career, Mr. Leonard has held progressively responsible sales management positions with major suppliers of imaging systems and office equipment. Most recently, he was Sales Director for the Image Filing Systems Division of Canon USA in Lake Success, NY. There, he supervised a national sales staff and opened an independent distribution channel, eventually achieving $80 million in sales revenue. Prior to this role, Mr. Leonard advanced through the sales management ranks at Canon, marketing optical disk filing and facsimile systems. He began his career at Gestetner Corporation, selling office products in the Western US.

         John Matyka has been Vice President of Marketing of the Imaging Division since November 1995. Mr. Matkya brings over 25 years of management experience in marketing, sales and communication for the office equipment industry with Ricoh Corp., IBM and Savin Corp. Mr. Matyka has an M.B.A. from Fairleigh Dickinson University and a B.B.A degree from Pace University.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid by the Company during the years ended June 30, 1998, 1997 and 1996 to each of the named executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION

                                                                                               LONG TERM
                                                                                           COMPENSATION AWARDS

                                                                                                         NO. OF
                                                                                                       SECURITIES
     NAME AND                                                             OTHER          RESTRICTED    UNDERLYING
     PRINCIPAL           FISCAL                                          ANNUAL           STOCK         OPTIONS/
     POSITION             YEAR           SALARY            BONUS       COMPENSATION        AWARD(S)       SARS

John Botti                1998          $121,000(1)          0(1)       $ 1,702(2)          0(3)             0
 Chairman,                1997          $110,000             0          $ 1,415             0                0
 President and            1996          $ 90,000             0          $ 1,472             0                0
 Chief Executive
 Officer

Donald Payne              1998          $100,000             0          $ 3,802(4)          0                0
 Chief Operating          1997          $100,000             0          $ 5,844             0                0
 Officer,                 1996          $ 43,554             0          $42,729             0          100,000(5)
 President-
 Imaging Div.-
 Director

(1) Pursuant to the terms of his employment agreement dated July 1, 1995, Mr. Botti is to receive a cash bonus each year during the term of agreement equal to 3% of the pre-tax profits of the Company, which criteria was not met in 1998, 1997 or 1996, therefore, no bonuses were issued. Additionally, Mr. Botti is entitled to receive $121,000 in salary per year. See "Employment Agreements."

(2) Includes: (i) for 1998, an automobile and expenses of $1,500 and the payment of premiums on term life insurance policy of $202; (ii) for 1997, an automobile and expenses of $1,213 and the payment of premiums on a term life insurance policy of $202; and (iii) for 1996, an automobile and expenses of $1,213 and the payment of premiums on a term life insurance policy of $259.

(3) No restricted stock awards were granted to Mr. Botti in fiscal 1998. Mr. Botti, however, owned 233,853 restricted shares of the Company's Common Stock on June 30, 1998, the market value of which was approximately $423,859 on such date, without giving effect to the diminution in value attributed to the restriction on such shares.


(4) Includes (i) for fiscal year 1998 includes personal automobile expenses of $3,600 and $202 for premiums on a term life insurance policy; (ii) for fiscal year 1997 includes personal transportation of $5,642 and $202 for premiums on a term life insurance policy; (iii) for fiscal year 1996 includes personal automobile expenses of $1,177, the payment of premiums on a term life insurance policy of $84 and consulting fees of $41,468 which were paid prior to Mr. Payne being hired by the Company.

(5) On June 30, 1995, Mr. Payne was granted five-year warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.56 per share.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                 Potential             Alternative
                                                                        Individual Grants   Realizable Value At             to
                                                                                               Assumed Annual          (f) and (g)
                                                                                               Rates of Stock           Grant Date
                                                                                             Price Appreciation           Value
                                                                                                 For Option
                                                                                                    Term
                                            Percent of
                      Number of                Total         Exercise
                      Securities              Option/           of
                      Underlying           SARs Granted        Base
                      Option/SARs          To Employees       Price         Expiration
        Name          Granted (#)            In Fiscal        (S/Sh)           Date
        (a)                  (b)               Year            (d)             (c)
                                                (C)
                                                                                                                        Grant Date
                                                                                           5% ($)         10% ($)        Present
                                                                                             (f)            (g)          Value $
                                                                                                                           (h)
John Botti             225,000                23.9%           $3.125          7/23/02      $35,156        $70,313
Donald Payne            40,000                 4.3%           $3.125          7/23/02       $6,250        $12,500


         No Stock Appreciation Rights were granted to any of the named executive officers during the last fiscal year.

                     AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES

         The following table contains information with respect to the named executive officers concerning options held as of the year ended June 30, 1998.

                     AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES




                                                  Number of Unexercised        Value of Unexercised In-the-
                       Shares                     Options as of June 30,              Money Options
                      Acquired                             1998                     at June 30, 1998(1)
                         on            Value               ----                     -------------------
Name                  Exercise       Realized     Exercisable/Unexercisable       Exercisable/Unexercisable
----                  --------       --------     -------------------------       -------------------------
John T. Botti             0             --            710,185/125,000                    133,747/31,250

Donald Payne(2)           0             --             100,000/70,000                          25,000/0


(1) Based upon the closing bid price ($1.8125 per share) of the Company's Common Stock on June 30, 1998 less the exercise price for the aggregate number of shares subject to the options.

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

         Effective June 30, 1995, the Company entered into a consulting agreement with Donald Payne pursuant to which Mr. Payne would provide certain services to the Company with respect to marketing and sales of its DocStar system. Pursuant to the agreement, Mr. Payne received compensation equal to $700 per diem and warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.5625 per share. Subsequently, in January 1996, Mr. Payne was hired as Chief Operating Officer of the Company and President of the DocStar Division.

COMPENSATION OF DIRECTORS

         Directors were compensated for their services during the last fiscal year in the amount of $5,000 annually. The Directors receive options to purchase 10,000 shares for each year of service under the Non-Executive Director Stock Option Plan ("Stock Options") and are reimbursed for expenses incurred in order to attend meetings of the Board of Directors. Directors also receive 20,000 Stock Options upon being elected to the Board.

STOCK OPTION PLANS

         In April 1992, the Company adopted the 1992 Employees Stock Option Plan (the "1992 Plan") which provided for the grant of options to purchase up to 600,000 shares of the Company's Common Stock. On January 26, 1995, the stockholders of the Company approved an amendment to the 1992 Plan to increase the number of shares of Common Stock available under the 1992 Plan to 3,000,000 shares. Under the terms of the 1992 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISOs"). As of June 30, 1998, there were outstanding 2,338,870 options under the 1992 Plan with exercise prices ranging from $.34 to $7.125.

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

         In April, 1992, the Board of Directors adopted the Non-Executive Director Stock Option Plan (the "Director Plan") which was approved by the Company's stockholders in May, 1992. With the approval of the shareholders, the Director Plan was amended in December, 1997. Options are granted under the Director Plan until April, 2002 to (i) non-executive directors as defined and
(ii) members of any advisory board established by the Company who are not full-time employees of the Company or any of its subsidiaries. The Director Plan provides that each non-executive director will automatically be granted an option to purchase 20,000 shares, upon joining the Board of Directors, and 10,000 shares on each September 1st thereafter, provided such person has served as a director for the 12 months immediately prior to such September 1st. Each eligible director of an advisory board will receive, upon joining the advisory board, and on each September 1st thereafter, an option to purchase 5,000 shares of the Company's Common Stock, providing such person has served as a director of the advisory board for the previous 12 month period.

         As of June 30, 1998, there are outstanding 140,000 options under the Director Plan with exercise prices from $2.781 to $5.125.

         The exercise price for options granted under the Director Plan is 100% of the fair market value of the Common Stock on the date of grant. The "fair market value" is the closing NASDAQ bid price, or if the Company's Common Stock is not quoted by NASDAQ, as reported by the National Quotation Bureau, Inc., or a market maker of the Company's Common Stock, or if the Common Stock is not quoted by any of the above by the Board of Directors acting in good faith. Until otherwise provided in the Stock Option Plan the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of common Stock of the Company or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five years from the date of grant. The Director Plan is administered by a committee of the board of directors composed of not fewer than three persons who are officers of the Company (the "Committee"). The Committee has no discretion to determine which non- executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION:

Set forth herein is a line graph comparing the total cumulative return on the Company's common stock and the NASDAQ Composite Index (assuming reinvestment of dividends). The Company's common stock is listed for trading in the NASDAQ SmallCap market under the trading symbol BTWS.

                                   [CHART]

                     CUMULATIVE TOTAL SHAREHOLDER RETURN


     Date                  Bitwise             NASDAQ               Peer
                                               Composite Index      Issuser
     6/30/94              $ 9,730              $10,029              $16,667
     6/30/95                3,514               13,359               37,500
     6/30/96               10,270               16,959               20,000
     6/30/97                6,554               20,637               15,000
     6/30/98                3,919               27,115               27,500

Footnotes:

(1) Assumes $10,000 was invested at June 30, 1993 in Bitwise and each index presented
(2) The peer issuer has been chosen in good faith by management. Most of the Company's peers are divisions of large multi-national companies therefore a comparison is not meaningful, however management has chosen one peer issuer in a similar business, Filenet Corp.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of September 21, 1998 with respect to (i) each director and each executive officer, (ii) all directors and officers as a group, and (iii) the persons (including any "group" as that term is used in Section l3(d)(3) of the Securities Exchange Act of
l934), known by the Corporation to be the beneficial owner of more than five (5%) percent of the Corporation's Common Stock and Series A Preferred Stock.


















                                              Amount and Nature
Type of      Name and Address of                of Beneficial         Percentage
Class        Beneficial Holder                   Ownership (1)         of Class
-----        -----------------                   -------------        ----------
Common       John T. Botti                        944,683 (2)           10.6%
             c/o Bitwise Designs
             Rotterdam Industrial Park
             Schenectady, NY 12306

Common       Ira C. Whitman                       667,239 (3)            7.5%
             c/o Bitwise Designs
             Rotterdam Industrial Park
             Schenectady, NY 12306

Common       Steven Kriegsman                      20,000 (4)             .2%
             c/o Bitwise Designs
             Rotterdam Industrial Park
             Schenectady, NY 12306

Common       Dennis Bunt                           99,216 (5)            1.1%
             c/o Bitwise Designs, Inc.

             Rotterdam Industrial Park
             Schenectady, New York  12306

Common       Donald J. Payne                          170,000 (6)         1.9%
             c/o Bitwise Designs, Inc.
             Rotterdam Industrial Park
             Schenectady, New York  12306

Common       J. Edward Sheridan                         60,000 (7)         .7%
             c/o Bitwise Designs, Inc.
             Rotterdam Industrial Park
             Schenectady, New York  12306

Common       Charles Johnston                           20,000 (4)         .2%
             c/o Bitwise Designs, Inc.
             Rotterdam Industrial Park
             Schenectady, New York  12306

Common       Edward N. Patrone                          20,000 (4)         .2%
             c/o Bitwise Designs, Inc.
             Rotterdam Industrial Park
             Schenectady, New York  12306

Series A     John T. Botti                                100 (8)          50%
Preferred    c\o Bitwise Designs, Inc.
Stock        Rotterdam Industrial Park
             Schenectady, N.Y. 12306

Series A     Ira C. Whitman                               100 (9)          50%
Preferred    c/o Bitwise Designs, Inc.
Stock        Rotterdam Industrial Park
             Schenectady, N.Y. 12306

Directors/Officers as a group (2)(3)(4)(5)(6)(7)(8)(9)  2,001,338        22.4%



(Footnotes appear on next page....)

(1) Unless otherwise indicated below, each director, officer and 5% shareholder has sole voting and sole investment power with respect to all shares that he beneficially owns.

(2) Includes vested stock options to purchase 710,185 shares of Common Stock.

(3) Includes vested stock options to purchase 435,185 shares of Common Stock.

(4)      Includes vested options to purchase 20,000 shares of Common
         Stock.

(5) Includes vested options to purchase 97,333 shares of Common Stock and excludes nonvested options to purchase 6,667 shares of Common Stock. Includes 1,000 shares of Common Stock owned by Mr. Bunt's wife.

(6) Includes options to purchase 70,000 shares of Common Stock. Also includes warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.5625 per share.

(7)      Includes vested options to purchase 60,000 shares of Common
         Stock.

(8) See footnote (2). Each share of Series A Preferred Stock is entitled to ten (10) votes per share.

(9) See footnote (3). Each share of Series A Preferred Stock is entitled to ten (10) votes per share.

*Percentage not significant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         On July 17, 1995, the Company entered into an agreement with Whale Securities Co., L.P. pursuant to which Whale Securities has been retained as the Company's financial consultant and investment banker for a one-year period. Under the terms of the consulting agreement, Whale Securities received five-year warrants to purchase 200,000 shares of Common Stock at an exercise price of $1.50 per share.

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

ITEM 14.                   EXHIBITS, FINANCIAL STATEMENT
                           SCHEDULES AND REPORTS ON FORM 8-K

a)(1)                      Financial Statements

                           The following Financial Statements of the Company
are included in Part II, Item 8 of this report:

                           Independent Auditors' Reports
                           Consolidated Balance Sheets as of June 30, 1998
                             and 1997
                           Consolidated Statements of Operations for the years
                             ended June 30, 1998, 1997 and 1996
                           Consolidated Statements of Shareholders' Equity for
                             the years ended June 30, 1998, 1997 and 1996
                           Consolidated Statements of Cash Flows for the years
                             ended June 30, 1998, 1997 and 1996
                           Notes to Consolidated Financial Statements

a)(2)                      Financial Statement Schedule

                           The following consolidated financial statements
schedule for each of the three years in the period ended June 30, 1998 is included pursuant to item 14 (d):

                           Report of PricewaterhouseCoopers LLP on Financial Statements Schedule

                           Report of KPMG Peat Marwick LLP on Financial
                           Statements Schedule

                           Schedule II, Valuation and Qualifying Accounts

(b)                        Reports on Form 8-K

                           During the quarter ended June 30, 1998 the Company
                           filed the following reports:   None


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

4.3*              Form of Warrant issued to Berkeley Securities Corp.
                  (Exhibit 4.3 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.4* Form of Warrant issued to certain individuals in April, 1992 (Exhibit 4.4 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.5*              Form of Series B Preferred Stock Certificates (Exhibit
                  4.5 to the Registration Statement on form SB-2, File No. 33-76494)

4.6* Form of Warrant to be issued to Berkeley Securities Corp.(Exhibit 4.6 to the Registration Statement on form SB-2, File No. 33-76494)

4.7*              Form of Note and Warrant Purchase, Paying and
                  Conversion/Exercise agency agreement dated as of August 8, 1997 between the Company and Banca del Gottardo (Exhibit 4.7 to the Company's Form 10-KSB dated June 30,
                  1997).

4.8* Terms of 8% Convertible Notes due August 11, 2002 (Exhibit 4.8 to the Company's Form 10-KSB dated June 30,
                  1997).

4.9* Terms of Warrants and Global Warrant expiring August 11, 2002 (Exhibit 4.9 to the Company's Form 10-KSB dated June 30, 1997).

10.1* Lease agreement with Rotterdam Industrial Park, dated August 7, 1991 (Exhibit 10.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.1.1* Lease warrant waiver agreement (Exhibit 10.1.1 to Registration Statement on Form S-18, File No. 33-46246-
                  NY)

10.2* Lease with Siemens Credit Corporation for telephone system dated November 25, 1991 (Exhibit 10.2 to

                  Registration Statement on Form S-18, File No. 33-46246-
                  NY)

10.3* Lease agreement with Apple Commercial Credit for laser printer, dated June 23, 1987 (Exhibit 10.3 to
                  Registration Statement on Form S-18, File No. 33-46246-
                  NY)

10.4*             Leases with Adirondack Leasing Associates, Ltd. (Exhibit
                  10.4 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.5* Loan agreement with U.S. Small Business Administration and Norstar Bank, dated April 4, 1991 (Exhibit 10.5 to Registration Statement on Form S-18, File No. 33-46246-
                  NY)

10.6* Loan agreement with Schenectady Economic Development Corporation, dated August 7, 1991 (Exhibit 10.6 to Registration Statement on Form S-18, File No. 33-46246-
                  NY)

10.8* Employment agreement with John T. Botti, dated April, 1992 (Exhibit 10.8 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.9* Employment agreement with Ira C. Whitman, dated April, 1992 (Exhibit 10.9 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.10* 1992 Employee stock option plan (Exhibit 10.10 to Registration Statement on Form S-18, File No. 33-46246-
                  NY)

10.11* 1992 Nonexecutive Directors stock option plan (Exhibit 10.11 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.13* Loan agreement with Norstar Bank dated February 6, 1992 (Exhibit 10.13 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.13.1* Norstar Bank waiver agreement (Exhibit 10.13.1 to Registration Statement on Form S-18, File No. 33-46246-
                  NY)

10.14* Agreement with Prime Computer, Inc. (Exhibit 10.14 to Registration Statement on Form S-18, File No. 33-46246-
                  NY)

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

10.21*            Subcontract dated September 28, 1995 between PRC, Inc.
                  and System Solutions Technology, Inc.

10.22* Financial Consulting Agreement dated July 17, 1995 between the Company and Whale Securities, Co.

10.23* Agreement and Plan of Merger by and among Bitwise Designs, Inc., Bitwise DJS, Inc., certain individuals and DJS Marketing Group, Inc. dated March 6, 1996 (Exhibit 2 to Form 8-K dated March 22, 1996)

10.24* Form of Conversion Agency Agreement between the Company and Banca del Gottardo dated as of August 8, 1997 (Exhibit 10.24 to Form 10-KSB dated June 30, 1997).

10.25* Form of Warrant Agency Agreement between the Company and Banca del Gottardo dated as of August 8, 1997 (Exhibit to Form 10-KSB dated June 30, 1997).

10.26* Stock Purchase and Merger Agreement dated April 7, 1998 between the Company USI and SST. (Exhibit A to Proxy Statement dated May 8, 1998).

11                Statement re: Computation of Per Share Earnings

21                Subsidiaries of Registrant

23                Consent of PricewaterhouseCoopers, LLP

23.1              Consent of KPMG Peat Marwick LLP

27                Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BITWISE DESIGNS, INC.


                                            By: /s/John T. Botti
                                               _______________________
                                               John T. Botti
                                               President, Chairman of the
                                               Board and Chief Executive
                                               Officer
Dated:  September 28, 1998

         Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons in the capacities and on the dates indicated:

         Signature                    Capacity                        Date


/s/John T. Botti                      President,
----------------------------          Chairman of the            September 28, 1998
John T. Botti                         Board and Chief
                                      Executive Officer


/s/Donald J. Payne                    Chief Operating            September 28, 1998
----------------------------          Officer and Director
Donald J. Payne


/s/Ira C. Whitman
----------------------------          Senior Vice                September 28, 1998
Ira C. Whitman                        President and Director


/s/Steven A. Kriegsman                Director                   September 28, 1998
----------------------------
Steven A. Kriegsman


/s/J. Edward Sheridan                 Director                   September 28, 1998
----------------------------
J. Edward Sheridan


/s/Charles C. Johnston                Director                   September 28, 1998
----------------------------
Charles C. Johnston


/s/Edward N. Patrone                  Director                   September 28, 1998
----------------------------
Edward N. Patrone


/s/Dennis H. Bunt                     Chief Financial            September 28, 1998
----------------------------          Officer and Principal
Dennis H. Bunt                        Accounting Officer

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and
Shareholder of Bitwise Designs and Subsidiaries, Inc.

Our audits of the consolidated financial statements referred to in our report dated August 27, 1998 appearing in the 1998 Annual Report to Shareholders of Bitwise Designs, Inc. and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                                  /s/ PricewaterhouseCoopers LLP



Albany, New York
August 27, 1998

                         INDEPENDENT AUDITORS' REPORT


The Shareholders and Board of Directors
Bitwise Designs, Inc.:

Under date of September 6, 1996, we reported on the consolidated statements of operations, shareholders' equity, and cash flows of Bitwise Designs, Inc. and subsidiaries for the year ended June 30, 1996, as contained in the annual report on Form 10-K for the year ended June 30, 1998. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsbility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                               /s/ KPMG Peat Marwick LLP

Albany, New York
September 6, 1996

BITWISE DESIGNS, INC. AND SUBSIDIARIES

VALUATIONS AND QUALIFYING ACCOUNTS                                   SCHEDULE II


             Column A           Column B               Column C                    Column D          Column E
             --------           --------               --------                    --------          --------



                                                                Additions
                               Balance at        Additions      Charged to
                               Beginning        Charged To         Other                          Balance At End
       Description             of Period          Expense       Accounts (a)    Deductions (b)      Of Period
       -----------             ---------          -------       ------------    --------------      ---------

Allowance for doubtful
accounts

Year ended June 30

1998 . . . . . . .               189,126          416,780              --          (125,677)          480,229

1997 . . . . . . .               215,322          118,710              --          (144,906)          189,126

1996 . . . . . . .               111,482           93,721          60,638           (50,519)          215,322


Reserve for slow moving
or obsolete inventory

Year ended June 30:

1998 . . . . . . .               301,370          726,705              --          (313,690)          714,385

1997 . . . . . . .               412,056          181,825              --          (292,511)          301,370

1996 . . . . . . .               282,222          295,088          33,350          (198,604)          412,056


     (a)      Additions related to acquisition of subsidiaries

     (b)      Deductions due to writedowns and sales of subsidiaries

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                    (AND REPORTS OF INDEPENDENT ACCOUNTANTS)

TABLE OF CONTENTS


                                                                            Page


REPORTS OF INDEPENDENT ACCOUNTANTS                                           1-2

CONSOLIDATED FINANCIAL STATEMENTS

    Balance sheets                                                             3

    Statements of operations                                                   4

    Statements of shareholders' equity                                         5

    Statements of cash flows                                                   6

    Notes to consolidated financial statements                              7-22

REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors and Shareholders
Bitwise Designs, Inc. and Subsidiaries


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Bitwise Designs, Inc. and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PRICEWATERHOUSECOOPERS LLP
Albany, New York
August 27, 1998

                          INDEPENDENT AUDITORS' REPORT



The Shareholders and Board of Directors
Bitwise Designs, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Bitwise Designs, Inc. and subsidiaries for the year ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Bitwise Designs, Inc. and subsidiaries for the year ended June 30, 1996, in conformity with generally accepted accounting principles.

                                                     /s/ KPMG Peat Marwick LLP

Albany, New York
September 6, 1996

BITWISE DESIGNS, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
June 30, 1998 and 1997

                                ASSETS                                               1998             1997
Current assets:
     Cash and cash equivalents                                                   $  4,000,370     $  2,863,847
     Accounts receivable, net of allowance for doubtful accounts of
       $480,229 in 1998 and $189,126 in 1997                                        4,609,807        7,219,539
     Due from related parties                                                          48,422          216,465
     Inventories                                                                    3,210,868        3,137,332
     Income taxes receivable                                                            3,291            8,650
     Prepaid expenses and other current assets                                        266,237          176,338
                                                                                 ------------     ------------
          Total current assets                                                     12,138,995       13,622,171

Property and equipment, net                                                           776,925          998,781

Other assets:
     Software development costs, net of accumulated amortization of
       $185,818 in 1998 and $115,758 in 1997                                           88,391           81,059
     Excess of cost over net assets of companies acquired, net                      1,422,526        4,182,932
     Deferred financing costs                                                         244,109
     Other assets                                                                      37,508           39,822
                                                                                 ------------     ------------

             Total assets                                                        $ 14,708,454     $ 18,924,765
                                                                                 ============     ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Borrowings under lines of credit                                            $  1,673,275     $  4,219,877
     Accounts payable                                                               2,294,192        2,956,270
     Accrued expenses and other current liabilities                                   822,429          542,550
     Current portion of long-term debt                                                     --            1,601
     Current portion of obligations under capital leases                                   --           10,200
                                                                                 ------------     ------------
             Total current liabilities                                              4,789,896        7,730,498

Long-term debt, net of discount                                                     3,440,332
Obligations under capital leases, net of current portion                                                 1,297
                                                                                 ------------     ------------
             Total liabilities                                                      8,230,228        7,731,795
                                                                                 ------------     ------------

Commitments

Shareholders' equity
     Preferred stock - $.10 par value, 5,000,000 shares authorized:
       Series A - 200 shares issued and outstanding ($1.00 liquidation value)              20               20
     Common stock, $.001 par value; authorized 20,000,000 shares; issued
       7,410,745 and 7,367,720 shares in 1998 and 1997, respectively                    7,411            7,368
     Additional paid-in capital                                                    19,822,159       18,996,591
     Accumulated deficit                                                          (13,274,645)      (7,810,586)
                                                                                 ------------     ------------
                                                                                    6,554,945       11,193,393
     Less cost of common shares in treasury (28,082 shares in 1998
       and 338 shares in 1997)                                                        (76,719)            (423)
                                                                                 ------------     ------------
             Total shareholders' equity                                             6,478,226       11,192,970
                                                                                 ------------     ------------
             Total liabilities and shareholders' equity                          $ 14,708,454     $ 18,924,765
                                                                                 ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

BITWISE DESIGNS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 1998, 1997 and 1996


                                                    1998             1997             1996
Net sales                                       $ 33,755,625     $ 53,109,469     $ 30,611,258

Cost of goods sold                                25,663,059       43,102,733       25,784,565
                                                ------------     ------------     ------------

       Gross profit                                8,092,566       10,006,736        4,826,693
                                                ------------     ------------     ------------

Selling, general and administrative expenses      12,251,515       11,834,173        7,564,946

Product development expenses                         230,652          176,539          129,075
                                                ------------     ------------     ------------

       Total operating expenses                   12,482,167       12,010,712        7,694,021
                                                ------------     ------------     ------------

       Loss from operations                       (4,389,601)      (2,003,976)      (2,867,328)
                                                ------------     ------------     ------------

Other income (expense):

    Interest and other income                        163,126          116,565          157,218

    (Loss) gain on sale of subsidiaries             (255,888)         214,989

    Interest expense                                (939,595)        (444,918)        (232,678)
                                                ------------     ------------     ------------
                                                  (1,032,357)        (113,364)         (75,460)
                                                ------------     ------------     ------------

       Loss before income taxes                   (5,421,958)      (2,117,340)      (2,942,788)

Income tax expense                                    42,101           25,819           18,251
                                                ------------     ------------     ------------

       Net loss                                 $ (5,464,059)    $ (2,143,159)    $ (2,961,039)
                                                ============     ============     ============
Per share amounts:

    Net loss per common share                   $       (.74)    $       (.30)    $       (.55)
                                                ============     ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

BITWISE DESIGNS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended June 30, 1998, 1997, and 1996


                                                    PREFERRED STOCK             COMMON STOCK
                                                  ---------------------    -------------------------
                                                 NUMBER OF    $.10 PAR     NUMBER OF     $.001 PAR        PAID-IN
                                                   SHARES       VALUE        SHARES        VALUE          CAPITAL
                                                  --------    ---------    ---------    ------------    ------------
Balances at July 1, 1995                           112,203    $  11,220    4,473,661    $      4,473    $ 11,537,690

Issuance of common stock pursuant to private
  Placement under Regulation D, net                                        1,428,565           1,429       4,242,218

Issuance of stock pursuant to acquisition, net                               200,000             200       1,049,800

Compensation expense                                                                                          25,000

Stock warrants exercised                                                     652,380             653       1,452,847

Preferred stock dividends 7% Series B shares
   ($.25 per share)                                                                                          (20,441)
   10% Series B shares ($.35 per share)                                                                      (10,000)

Net loss
                                                  --------    ---------    ---------    ------------    ------------
Balance, June 30, 1996                             112,203    $  11,220    6,754,606    $      6,755    $ 18,277,114

Stock options exercised                                                       30,527              30          26,532

Stock warrants exercised                                                     358,142             358         724,969

Conversion of preferred shares to common          (112,003)     (11,200)     112,003             112          11,088

Issuance of shares pursuant to dissolution of
    Subsidiary Employee Stock Ownership Plan                                 112,442             113            (113)

Cost of filing stock registration statement                                                                  (35,389)

Preferred stock dividends
    7% Series B shares ($.25 per share)                                                                       (5,110)

    10% Series B shares ($.35 per share)                                                                      (2,500)

Net loss
                                                  --------    ---------    ---------    ------------    ------------
Balance, June 30, 1997                                 200    $      20    7,367,720    $      7,368    $ 18,996,591

Stock options exercised                                                       35,333              35          82,255

Detachable warrants issued in connection with                                                                650,411
    convertible note

Warrants issued for non-employee services                                                                     67,910

Acquisition of shares through note default
    (27,744 shares)

Conversion of debt to common shares                                            7,692               8          24,992

Net loss
                                                  --------    ---------    ---------    ------------    ------------
Balance, June 30, 1998                                 200    $      20    7,410,745    $      7,411    $ 19,822,159
                                                  ========    =========    =========    ============    ============

                                                                                        TOTAL
                                                     ACCUMULATED       TREASURY      SHAREHOLDERS'
                                                       DEFICIT           STOCK          EQUITY
                                                    -------------     ----------     ------------
Balances at July 1, 1995                            $  (2,706,388)    $     (423)    $  8,846.572

Issuance of common stock pursuant to private
  Placement under Regulation D, net                                                     4,243,647

Issuance of stock pursuant to acquisition, net                                          1,050,000

Compensation expense                                                                       25,000

Stock warrants exercised                                                                1,453,500

Preferred stock dividends 7% Series B shares
   ($.25 per share)                                                                       (20,441)
   10% Series B shares ($.35 per share)                                                   (10,000)

Net loss                                               (2,961,039)                     (2,961,039)
                                                    -------------     ----------     ------------
Balance, June 30, 1996                              $  (5,667,427)    $     (423)    $ 12,627,239

Stock options exercised                                                                    26,562

Stock warrants exercised                                                                  725,327

Conversion of preferred shares to common

Issuance of shares pursuant to dissolution of Subsidiary Employee Stock Ownership Plan

Cost of filing stock registration statement                                               (35,389)

Preferred stock dividends
    7% Series B shares ($.25 per share)                                                    (5,110)
    10% Series B shares ($.35 per share)                                                   (2,500)

Net loss                                               (2,143,159)                     (2,143,159)
                                                    -------------     ----------     ------------
Balance, June 30, 1997                                 (7,810,586)          (423)      11,192,970

Stock options exercised                                                                    82,290

Detachable warrants issued in connection with                                             650,411
    convertible note

Warrants issued for non-employee services                                                  67,910

Acquisition of shares through note default
    (27,744 shares)                                                      (76,296)         (76,296)

Conversion of debt to common shares                                                        25,000

Net loss                                               (5,464,059)                     (5,464,059)
                                                    -------------     ----------     ------------
Balance, June 30, 1998                              $ (13,274,645)    $  (76,719)    $  6,478,226
                                                    =============     ==========     ============

The accompanying notes are an integral part of the consolidated financial statements.

BITWISE DESIGNS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 1998, 1997 and 1996


                                                                            1998             1997           1996
Cash flows from operating activities:
    Net loss                                                            $(5,464,059)    $(2,143,159)    $(2,961,039)
    Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                                      813,392         671,440         549,547
         Provision for doubtful accounts receivable                         416,780         118,710          93,721
         Loss (gain) on sale of subsidiary                                  255,888        (214,989)
         Non-cash compensation expense                                       67,910                          25,000
         Loss on disposals of equipment                                                                      87,235
         Changes in operating assets and liabilities:
            Accounts receivable and due from related parties               (741,608)     (3,801,719)     (1,817,346)
            Inventories                                                  (1,482,031)       (785,305)     (1,137,804)
            Prepaid expenses and other current assets                      (113,863)         69,234          31,694
            Accounts payable and accrued expenses                         1,301,813         278,747         103,110
            Income taxes receivable                                           5,359           8,160            (760)
                                                                        -----------     -----------     -----------
                 Net cash used in operating activities                   (4,940,419)     (5,798,881)     (5,026,642)
                                                                        -----------     -----------     -----------

Cash flows from investing activities:
    Purchases of property and equipment                                    (250,162)       (425,739)       (565,753)
    Trademarks acquired                                                                     (25,000)
    Proceeds from sale of equipment                                                                           6,000
    Deferred licensing costs                                                                                 (6,190)
    Software development costs                                              (77,392)       (110,390)        (29,957)
    Increase in notes receivable                                                                           (175,000)
    Proceeds from sale of businesses                                      3,600,000       2,522,361
    Acquisition of business, net of cash acquired                                                           (34,179)
    Other                                                                    (1,500)         (7,187)
                                                                        -----------     -----------     -----------
                 Net cash provided by (used in) investing activities      3,270,946       1,954,045        (805,079)
                                                                        -----------     -----------     -----------

Cash flows from financing activities:
    Increase (decrease) in borrowings under line of credit, net            (873,836)      2,667,653       1,650,267
    Proceeds from borrowings on long-term debt                            4,000,000
    Principal payments on long-term debt                                     (1,601)        (20,509)       (134,664)
    Principal payments on capital lease obligations                         (10,277)        (24,656)        (31,781)
    Dividends paid - Series B Preferred                                                      (7,610)        (30,441)
    Stock options exercised                                                  82,290          26,562
    Stock warrants exercised                                                                725,327       1,453,500
    Proceeds from issuance of common stock, net                                                           4,243,647
    Payment of deferred offering and financing costs                       (390,580)        (35,389)
                                                                        -----------     -----------     -----------
               Net cash provided by financing activities                  2,805,996       3,331,378       7,150,528
                                                                        -----------     -----------     -----------

Net increase (decrease) in cash and cash equivalents                      1,136,523        (513,458)      1,318,807

Cash and cash equivalents, beginning of year                              2,863,847       3,377,305       2,058,498
                                                                        -----------     -----------     -----------

Cash and cash equivalents, end of year                                  $ 4,000,370     $ 2,863,847     $ 3,377,305
                                                                        ===========     ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

BITWISE DESIGNS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of business and business continuity:

         Bitwise Designs, Inc. (Bitwise) and its subsidiary DJS Marketing Group, Inc. (DJS), collectively referred to as the "Company," are engaged in the manufacture and distribution of document imaging systems, personal computers and related peripheral equipment, components and accessories as well as network and Internet services. Bitwise sells a line of document imaging systems which it markets nationally under the tradename "DocStar."

         In August 1994, Bitwise acquired Electrograph, a value-added distributor of microcomputer peripherals, components and accessories throughout the East Coast of the United States. In April 1997, Bitwise sold Electrograph, which was structured as an asset sale with all liabilities assumed by the purchaser. Simultaneously with its acquisition of Electrograph in 1994, Bitwise acquired SST, a value-added distributor of advanced technology industrial computers and computer peripherals. In June 1998 Bitwise sold SST in a stock sale.

         In March 1996, Bitwise acquired DJS Marketing Group, Inc. DJS distributes personal computer systems, workstations and peripheral equipment. In addition, DJS offers systems integration, network, internet and hardware repair services. Subsequent to the acquisition of DJS, Bitwise transferred its personal computer division to DJS.

         During the fiscal year ended June 30, 1998 the Company incurred a net loss of $5,464,059, and cash used by operating activities totaled $4,940,419. The Company's available cash balance at June 30, 1998 totaled approximately $4 million, and it has available approximately $862,000 under existing lines of credit. However, the Company has been in violation of profitability requirements under its line of credit covenants. Those covenants have been waived or amended. To date, the Company has been largely dependent on its ability to sell additional shares of its common stock or other financing to fund its operating deficits. Under its current operating plan to obtain a national acceptance of the DocStar product line, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of its DocStar document imaging system and the Company's ability to reduce overhead costs. If the Company is unable to attain projected sales levels for its DocStar systems, is unable to implement cost reduction strategies, or comply with debt covenant requirements, it may be necessary to raise additional capital to fund operations and meet its obligations. There is no assurance that such funding will be available, if needed.

         Principles of consolidation:

         The consolidated financial statements include the accounts of Bitwise Designs, Inc. and its subsidiaries, which are wholly-owned. The accounts of the subsidiaries have been consolidated since the acquisition date. All intercompany balances and transactions have been eliminated in consolidation.

         Cash equivalents:

         The Company considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents. At June 30, 1998 and 1997, cash equivalents were composed primarily of investments in commercial paper and overnight deposits.

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

         Software development costs:

         Software development and modification costs incurred subsequent to establishing technological feasibility are capitalized and amortized based on anticipated revenue for the related product with an annual minimum equal to the straight-line amortization over the remaining economic life of the related products (generally three years). Software development costs capitalized during 1998 and 1997 amounted to $77,392 and $110,390, respectively. Amortization expense related to software development costs for the years ended June 30, 1998, 1997 and 1996 was $70,060, $65,606 and $28,810, respectively.

         Excess of cost over net assets of companies acquired:

         Excess of cost over net assets of companies acquired (goodwill) is being amortized on a straight-line basis over 20 years.

         The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. The amortization charged against earnings in 1998, 1997 and 1996 was $234,380, $282,520, and $256,551
         respectively. Accumulated amortization at June 30, 1998 and 1997 was $193,527 and $502,159, respectively.

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

BITWISE DESIGNS, INC. AND SUBSIDIARIES

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         New Accounting Pronouncements:

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). SFAS 133 establishes a new model for accounting for derivatives and hedging activities. This statement is effective for fiscal years beginning June 30, 2000. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements.

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

         Advertising expenses:

         The Company recognizes advertising expenses as incurred. Advertising and promotion expense for 1998, 1997 and 1996 was approximately $1,175,000, $1,361,000 and $968,000 respectively.

         Fourth quarter adjustments:

         The Company realized a consolidated net loss of $5,464,059, $.74 per share compared to $2,143,159, $.30 per share for the years ended June 30, 1998 and 1997, respectively. Consolidated net sales totaled $33,755,625 and $53,109,469 for the years ended June 30, 1998 and 1997, respectively. During the fourth quarter 1998, the Company's operating results included the loss on the sale of SST ($256,000), an increase in the reserves for obsolete inventory ($588,000), and an increase in the allowance for bad debts ($170,000). In addition, net sales for the fourth quarter 1998 aggregated $5,708,000, approximately $6,600,000 below net sales for the fourth quarter 1997.

BITWISE DESIGNS, INC. AND SUBSIDIARIES

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Use of estimates:

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         Year 2000 compliance:

         The year 2000 creates risks for the Company if the computers, software and other equipment utilizing microprocessors do not correctly recognize and process date information beyond the year 1999. The Company addressed this issue by performing a survey on all of their desktops and servers to ensure year 2000 compliance. The survey concluded that all of the Company's in-house work systems use hardware that is 100% year 2000 compliant. Most of the Company's software and operating systems are Microsoft(TM) -based and are believed to be year 2000 compliant. The only software that may not be year 2000 compliant is the Company's third-party accounting software. The Company is currently communicating with the manufacturer and they have a new version which will remedy this issue. The new version of the accounting system will be installed and tested in October 1998. The Company's product hardware is fully year 2000 compliant and the software will also be year 2000 compliant in the latest version 2.30 scheduled for release in December 1998. Because the DocStar System is a relatively new system, it was designed to handle a four digit year. In addition, the Company is in the process of surveying their contract vendors for year 2000 compliance. However, the Company does not believe there will be significant difficulties finding alternative supply sources should the need arise. The Company does not anticipate material costs related to compliance with year 2000 issues.

         Achieving year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. If the Company's internal systems or the internal systems of the significant vendors or suppliers fail to achieve year 2000 compliance, the Company's business and its results of operations could be adversely affected.


2.       LOSS PER SHARE

         The following is basic and diluted loss per share information:


                                                 1998            1997            1996
         Net loss                            $(5,464,059)    $(2,143,159)    $(2,961,039)
         Less preferrec stock dividends                           (7,610)        (30,441)
                                             -----------     -----------     -----------
         Net loss available to common
           stockholders                      $(5,464,059)    $(2,150,769)    $(2,991,480)
         Weighted average shares               7,380,484       7,194,096       5,479,237
         Basic and diluted loss per share           (.74)           (.30)           (.55)

         The impact of options, warrants and convertible notes was antidilutive to the calculation of basic and dilutive loss per share, and were accordingly excluded from the calculation.

BITWISE DESIGNS, INC. AND SUBSIDIARIES

3.       INVENTORIES

         Inventories at June 30, 1998 and 1997 consist of:

                                                         1998            1997
         Purchased components and raw materials       $2,860,591      $1,301,871
         Finished goods                                  350,277       1,835,461
                                                      ----------      ----------
                                                      $3,210,868      $3,137,332
                                                      ==========      ==========

4.       PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 1998 and 1997 consists of the following:


                                                                                     ESTIMATED
                                                                                    USEFUL LIFE
                                                         1998             1997        IN YEARS
         Machinery and equipment                      $ 1,253,958     $ 1,245,668       3-6
         Demonstration and rental computers               200,747         293,336       5-6
         Furniture and fixtures                           237,515         241,907       5-7
         Leasehold improvements                            84,021          80,699         6
         Vehicles                                          15,089           7,804         5
                                                      -----------     -----------
                                                        1,791,330       1,869,414
         Less accumulated depreciation and
            amortization                               (1,014,405)       (870,633)
                                                      -----------     -----------
                                                      $   776,925     $   998,781
                                                      ===========     ===========

         Depreciation and amortization expense on property and equipment for the years ended June 30, 1998, 1997 and 1996 was $321,041, $319,543 and
         $258,043, respectively.


5.       CREDIT FACILITIES

         Line of credit:

         The Company has available two lines of credit totaling $2,125,000, as described further below, of which approximately $862,000 was available at June 30, 1998.

         One line of credit ($1,500,000) may be utilized by Bitwise and is collateralized by accounts receivable, inventory and all other assets. The interest rate on this line of credit is based on the prime rate plus 2% per annum (10.5% at June 30, 1998). The line of credit agreement includes covenants which require the Company to maintain a minimum tangible net worth, a maximum debt-to-tangible net worth and a certain profitability level on a consolidated basis, as well as requiring delivery of periodic financial information and quarterly audits conducted by the lender. Bitwise was not in compliance with the minimum profitability level for the fiscal year ended June 30, 1998. Subsequent to June 30, 1998, the agreement was amended to remove the profitability requirement and to require certain minimum working capital (as defined) thresholds to be net for each of the fiscal quarters of 1999.

         Effective June 30, 1998 a separate accounts receivable credit facility for DJS was terminated. At June 30, 1998 the total outstanding balance was $1,036,065 on this facility. This balance was paid off in August 1998.

         In addition, DJS may utilize a wholesale inventory credit facility in the amount of $625,000. This facility is supported by a guaranty furnished by one of DJS's vendors and expressly limited for purchases from this vendor. The line is non-interest bearing and payment terms are net 40. The line is collateralized by all assets of DJS.

BITWISE DESIGNS, INC. AND SUBSIDIARIES


6.       LONG-TERM DEBT

         Long-term debt at June 30, 1998 and 1997 consists of the following:

                                                                                         1998              1997
         Convertible notes payable with 400,000 detachable
         common stock purchase warrants. Interest accrues at
         8%, payable semi-annually, in arrears. Each note is
         in the denomination of $5,000 and holders may convert
         at the rate of $3.25 per share until August 11, 2002
         when the notes mature. The warrants may also be
         exercised at $3.25 per share of common stock until
         August 11, 2002. The warrants were valued at $650,411
         upon issuance and were recorded as a discount to the
         face value of the debt and as a charge to paid in
         capital. The discount is being amortized to interest
         expense over the term of the note. During 1998, 7,692
         shares were issued upon conversion of a portion of
         the outstanding debt.                                                        $ 3,975,000

         Other                                                                                             1,601
                                                                                      -----------    -----------
                                                                                        3,975,000          1,601
         Less current portion                                                                               1,601
         Less unamortized discount                                                       (534,668)
                                                                                      -----------    -----------

           Long-term debt, net of current portion                                     $ 3,440,332    $       -0-
                                                                                      ===========    ===========

7.       INCOME TAXES

         Income tax expense (benefit) for the years ended June 30, 1998, 1997 and 1996 consists of currently payable state and local income taxes.

         At June 30, 1998, the Company has federal net operating loss carryforwards for tax purposes approximating $9,945,000. The years in which the net operating loss carryforwards expire are as follows:
         2000-$124,000; 2001-$684,000; 2002-$48,000; 2003-$3,000; 2004-$6,000;
         2008-$1,568,000; 2009-$867,000; 2011-$2,762,000; 2012-$686,000 and
         2013-$3,197,000.

         Through the acquisition of Electrograph, the Company acquired approximately $1,066,000 of federal net operating loss carryforwards for tax purposes, subject to certain annual limitations on the use of the net operating loss carryforwards arising prior to the acquisition in accordance with Internal Revenue Code Section 382. At June 30, 1998, the remaining federal net operating loss carryforwards were $866,000.

         The following table reconciles the expected tax benefit at the federal statutory rate of 34% to the effective tax rate.

                                                               1998            1997            1996
         Computed expected tax benefit                     $(1,843,466)    $  (719,896)    $(1,000,548)
         Increase in valuation allowance                       867,815         210,211         914,153
         Additional tax gain on sale of assets                                 381,464
         Additional tax gain on sale of subsidiary             393,666
         Nondeductible goodwill amortization                    79,689          96,057          87,227
         Adjustment to prior years' taxes                                                      (17,911)
         Loss of NOL carryforward on sale of subsidiary        470,221
         State income taxes, net of federal benefit             42,101          25,819          18,251
         Other nondeductible expenses                           32,075          32,164          17,079
                                                           -----------     -----------     -----------
                                                           $    42,101     $    25,819     $    18,251
                                                           ===========     ===========     ===========

BITWISE DESIGNS, INC. AND SUBSIDIARIES

7.       INCOME TAXES, CONTINUED

         The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 1998, 1997 and 1996 are presented below:

                                                                  1998             1997           1996
         Deferred income tax asset:
           Allowance for doubtful accounts                     $   179,187     $    70,136     $    73,209
           Inventories, principally due to additional costs
             Inventoried for tax purposes pursuant to the
             Tax Reform Act of 1986 and inventory reserves         264,368         177,206         186,198
           Deferred rent and other liabilities                     180,724         134,120          82,864
           Net operating loss carryforward                       3,350,234       2,719,117       2,532,117
                                                               -----------     -----------     -----------
                Total gross deferred tax assets                  3,974,513       3,100,579       2,874,388
           Less valuation allowance                             (3,896,836)     (3,029,021)     (2,818,810)
                                                               -----------     -----------     -----------
                Net deferred tax asset                              77,677          71,558          55,578
         Deferred income tax liability:
           Equipment, principally due to differences in
             Depreciation methods                                  (77,677)        (71,558)        (55,578)
                                                               -----------     -----------     -----------

                Net deferred income taxes                      $       -0-     $       -0-     $       -0-
                                                               ===========     ===========     ===========

         The valuation allowance for deferred tax assets as of July 1, 1998 and 1997 was $3,896,836 and $3,024,021, respectively. The net change in the total valuation allowance for the years ended June 30, 1998 and 1997 was an increase of $867,815 and $210,211, respectively.


8.       LEASE COMMITMENTS

         The Company is obligated under operating leases for certain equipment and facilities expiring at various dates through the year 2001.

         As of June 30, 1998, future minimum payments by year, and in the aggregate, noncancelable operating leases with initial terms of one year or more consist of the following:

         Fiscal year ending June 30:
                  1999                                              $    96,420
                  2000                                                   64,299
                  2001                                                   58,593
                                                                    -----------
                                                                    $   219,312
                                                                    ===========

         Rental expense was approximately $309,000, $277,000 and $317,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

BITWISE DESIGNS, INC. AND SUBSIDIARIES

9.       PREFERRED STOCK

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


10.      STOCK OPTION PLANS AND STOCK WARRANTS

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

BITWISE DESIGNS, INC. AND SUBSIDIARIES

10.      STOCK OPTION PLANS AND STOCK WARRANTS, CONTINUED

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

                                                                      WEIGHTED
                                                                       AVERAGE
                                                      NUMBER OF     OPTION PRICE
                                                       SHARES         PER SHARE
                                                     ----------     ------------
         Outstanding at July 1, 1995                  1,503,880    $    1.98
         Options granted equal to market price          692,500         5.78
         Options granting exceeding market price         75,000         7.13
         Options canceled or surrendered                (95,000)        1.56
                                                     ----------

         Outstanding at June 30, 1996                 2,176,380         3.37
         Options granted equal to market price          226,500         4.26
         Options exercised                              (33,825)        1.37
         Options canceled or surrendered               (429,685)        3.10
                                                     ----------

         Outstanding at June 30, 1997                 1,939,370         3.53
         Options granted equal to market price          973,833         2.93
         Options exercised                              (35,333)        2.33
         Options canceled or surrendered               (539,000)        4.79
                                                     ----------

         Outstanding at June 30, 1998                 2,338,870    $    2.99
                                                     ==========

BITWISE DESIGNS, INC. AND SUBSIDIARIES

10.      STOCK OPTION PLANS AND STOCK WARRANTS, CONTINUED

         A) 1992 Employees Stock Option Plan, Continued:

         The following is a summary of the status of employee stock options at June 30, 1998:

                                        OUTSTANDING OPTIONS              EXERCISABLE OPTIONS
                                  --------------------------------       -------------------
                                              WEIGHTED
                                              AVERAGE     WEIGHTED                   WEIGHTED
                                             REMAINING     AVERAGE                    AVERAGE
                                             CONTRACTUAL  EXERCISE                   EXERCISE
         EXERCISE PRICE RANGE     NUMBER        LIFE        PRICE         NUMBER       PRICE
         --------------------     ------        ----        -----         ------       -----
             $ .34 - 2.00         948,370        2.2      $   1.55        753,300    $   1.52
              2.01 - 4.00         949,500        4.1          3.01        550,068        3.11
              4.01 - 6.00         142,000        2.2          5.27         86,333        5.32
              6.01 - 8.00         299,000        2.8          6.36        196,002        6.36

         As of June 30, 1998 and 1997, 1,585,703 shares and 890,537 shares, respectively, were exercisable under the 1992 Employees Stock Option Plan.

         B) Non-Executive Director Stock Option Plan:

         In April 1992, the Board of Directors adopted the Non-Executive Director Stock Option Plan (the "Director Plan") which was approved by the Company's stockholders in May 1992. With the approval of the shareholders, the Director Plan was amended in December 1997. Options are granted under the Director Plan until April 2002 to (i) non-executive directors as defined and (ii) members of any advisory board established by the Company who are not full-time employees of the Company or any of its subsidiaries. The Director Plan provides that each non-executive director will automatically be granted an option to purchase 20,000 shares upon joining the Board of Directors and 10,000 on each September 1 thereafter, provided such person has served as a director for the 12 months immediately prior to such September 1st. Each eligible director of an advisory board will receive, upon joining the advisory board, and on each September 1st thereafter, an option to purchase 5,000 shares of the Company's common stock, providing such person has served as a director of the advisory board for the previous 12-month period.

         The exercise price for options granted under the Director Plan is 100% of the fair market value of the common stock on the date of grant. The "fair market value" is the closing NASDAQ bid price, or if the Company's common stock is not quoted by NASDAQ, as reported by the National Quotation Bureau, Inc., or a market maker of the Company's common stock, or if the common stock is not quoted by any of the above by the Board of Directors acting in good faith. Until otherwise provided in the Stock Option Plan, the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of common stock of the Company or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner, as provided in the Director Plan, expires five years from the date of grant. The Director Plan is administered by a committee of the board of directors composed of not fewer than three persons who are officers of the Company (the "Committee"). The Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment.

BITWISE DESIGNS, INC. AND SUBSIDIARIES

10.      STOCK OPTION PLANS AND STOCK WARRANTS, CONTINUED

         B) Non-Executive Director Stock Option Plan, Continued

         A schedule of director stock option activity is as follows:

                                                                      WEIGHTED
                                                                       AVERAGE
                                                          NUMBER        OPTION
                                                            OF          PRICE
                                                          SHARES      PER SHARE
                                                        ---------     ---------
         Outstanding July 1, 1995                         140,000     $    4.38
         Options granted equal to market price             50,000          4.50
                                                        ---------

         Outstanding June 30, 1996                        190,000          4.41
         Options granted equal to market                   40,000          3.38
         Options cancelled or surrendered                 (30,000)         4.54
                                                        ---------

         Outstanding June 30, 1997                        200,000          3.59
         Options granted equal to market price             70,000          2.94
         Options cancelled or surrendered                (130,000)         4.17
                                                        ---------

         Outstanding June 30, 1998                        140,000     $    3.67
                                                        =========

         The options range in price from $2.00 to $6.00 per share and have a weighted average remaining contractual life of three years.


         C) Common Stock Warrants:

         A schedule of common stock warrant activity is as follows:

                                                                      WEIGHTED
                                                                       AVERAGE
                                                         NUMBER        WARRANT
                                                           OF           PRICE
                                                         SHARES       PER SHARE
                                                       ----------    ----------
         Outstanding July 1, 1995                       1,312,000    $     2.36
         Warrants granted equal to market price            22,000          6.21
         Warrants granted less than market price        1,957,137          4.31
         Warrants exercised                             (652,380)          2.23
         Adjustments for antidilution                      36,380          3.59
                                                       ----------
         Outstanding June 30, 1996                      2,675,137          3.75
         Warrants granted equal to market price            10,000          4.44
         Warrants exercised                              (358,142)         2.03
                                                       ----------
         Outstanding June 30, 1997                      2,326,995          4.23
         Warrants granted equal to market price            40,000          3.44
         Warrants granted less than market price          400,000          3.25
                                                       ----------
         Outstanding June 30, 1998                      2,766,995    $     4.07
                                                       ==========

BITWISE DESIGNS, INC. AND SUBSIDIARIES

10.      STOCK OPTION PLANS AND STOCK WARRANTS, CONTINUED

         C) Common Stock Warrants, continued:

         In August 1997, the Company issued 400,000 detachable common stock purchase warrants in connection with $4.0 million of convertible debt. Other warrants issued during the years ended June 30, 1998 and 1997 were to various firms providing services to the Company.

         The following is a summary of the status of common stock warrants at June 30, 1998:

                                        OUTSTANDING WARRANTS                EXERCISABLE WARRANTS
                                 -----------------------------------       ----------------------
                                              WEIGHTED
                                               AVERAGE      WEIGHTED                     WEIGHTED
                                              REMAINING     AVERAGE                      AVERAGE
                                             CONTRACTUAL    EXERCISE                     EXERCISE
         EXERCISE PRICE RANGE     NUMBER        LIFE          PRICE         NUMBER         PRICE
         --------------------    -------     -----------    --------       ---------    ---------
             $1.50 - 4.00          919,284       2.8        $  2.84          919,284    $    2.84
              4.01 - 8.00        1,847,711       1.5           4.28        1,847,711         4.28

         D) Options and warrants valuation:

         The per share weighted average fair value of stock options and common stock warrants granted during fiscal 1998, 1997 and 1996 was $1.15, $1.00 and $3.88, respectively. These amounts were determined using the Black Scholes option-pricing model which values options and warrants based on the stock price at the grant date, the expected life of the option or warrant, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option or warrant. The dividend yield was zero in 1998, 1997 and 1996. The expected volatility was based on the stock prices for the period beginning in May 1992 when the Company completed its first public offering. The expected volatility was 68.7%, 69.0%, and 69.8% for 1998, 1997, and 1996, respectively. The risk-free interest rate was the rate available on zero coupon U.S. government issues with a term equal to the remaining term for each grant. The risk free rate ranges from 5.5% to 6.3% in 1998, 6.0% to 6.8% in 1997, and 5.4% to
         6.7% in 1996, respectively. The expected life of the option or warrant was estimated based on the exercise history from previous grants and is estimated to be five years.

         The Company applies APB No. 25 in accounting for its stock option and stock warrant plans and, accordingly, no compensation cost has been recognized in the Company's financial statements for stock options under any of the stock plans. However, compensation cost has been recognized for warrants granted. If under SFAS No. 123, the Company determined compensation cost based on the fair value at the grant date for its stock options and warrants, net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                              JUNE 30,         JUNE 30,        JUNE 30,
                                                1998             1997            1996
         Net loss
            As reported                     ($ 5,464,059)    ($ 2,143,159)    ($ 2,961,039)
            Pro forma                       (  6,160,155)    (  2,237,301)    (  4,151,890)

         Basic and diluted loss per share
            As reported                      $      (.74)    $       (.30)     $      (.55)
            Pro forma                               (.83)            (.31)            (.76)

BITWISE DESIGNS, INC. AND SUBSIDIARIES

10.      STOCK OPTION PLANS AND STOCK WARRANTS, CONTINUED

         D) Options and Warrants Valuation, Continued

         Under SFAS No. 123, stock options and warrants granted prior to fiscal 1996 are not required to be included as compensation in determining pro forma net earnings. To determine pro forma net earnings, reported net earnings have been adjusted for compensation costs calculated for vested stock options granted during fiscal 1998, 1997 and 1996.

         The effects of applying SFAS 123 on providing pro-forma disclosures are not necessarily likely to be representative of the effects on reported net income for future years.


11.      COMMITMENTS

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


12.      CASH FLOWS - SUPPLEMENTAL INFORMATION

         Cash flows:

         The Company paid interest in the amounts of $639,446, $424,843 and $207,684 for the years ended June 30, 1998, 1997 and 1996, respectively. Income taxes paid aggregated $27,254, $40,446 and $19,011 during the years ended June 30, 1998, 1997, and 1996, respectively.

         Noncash investing and financing activities:

         During the year ended June 30, 1998, the Company received common shares of the Company's stock with a market value of $76,296 in satisfaction of a note receivable with the former shareholders of DJS Marketing Group, Inc. of $145,657.

         During the year ended June 30, 1997, the Company received a note of $296,912 in exchange for assets disposed of as part of the sale of Electrograph.

         During the year ended June 30, 1996, the Company entered into capital lease obligations for the purchase of equipment aggregating $12,555.

BITWISE DESIGNS, INC. AND SUBSIDIARIES

13.      RELATED PARTIES

         Employee receivables:

         At June 30, 1998 and 1997, "Due from related parties" included non-interest bearing advances of $48,422 and $25,056, respectively, from employees and officers of the Company.

         Notes receivable:

         During 1996, Bitwise entered into a promissory note receivable with the former shareholders of DJS Marketing Group, Inc. (the DJS Note). The DJS Note bears interest at the rate of 8% per annum. The note principal and accrued interest thereon was due on March 8, 1998 and was collateralized by 30,000 shares of Bitwise Designs, Inc. common stock. The borrowers defaulted on the note and 27,744 shares of Bitwise common stock were returned to the Company and recorded as treasury shares.


14.      EMPLOYEE BENEFIT PLAN

         Effective July 1, 1993, the Company implemented a qualified defined contribution 401(k) profit sharing plan for all eligible employees. The Company can make contributions in percentages of compensation, or amounts as determined by the Company. The Company contributed $-0-, $1,341, and $1,750 during the years ended June 30, 1998, 1997, and 1996, respectively.


15.      ACQUISITIONS AND SALES OF BUSINESSES

         In June 1998, the Company sold SST in a stock sale. The Company realized a loss of $255,888. The Company received $3.6 million in cash and $400,000 in accounts receivable and inventory.

         On March 8, 1996, Bitwise completed its acquisition of DJS Marketing Group, Inc. The shareholders of DJS Marketing Group, Inc. received $80,000 in cash and 200,000 shares of restricted common stock of Bitwise in exchange for the 4,000 outstanding shares of DJS Marketing Group, Inc. common stock. The cost of the acquisition was approximately $1,140,000.

         Under the indemnification provisions of the merger, 25,000 common shares of Bitwise received by the former shareholders of DJS are held in escrow for a period of 18 months from the date of the acquisition. In addition, the common shares of Bitwise transferred in connection with the acquisition are restricted for a period of two years. Also, as a condition of the acquisition, the former shareholders of DJS Marketing Group, Inc. have entered into employment and non-competition agreements which expired on March 31, 1998 and were not renewed.

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

BITWISE DESIGNS, INC. AND SUBSIDIARIES

16.      SECURITIES OFFERINGS

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


17.      FINANCIAL INSTRUMENTS

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

BITWISE DESIGNS, INC. AND SUBSIDIARIES

18.      FINANCIAL INSTRUMENTS, CONTINUED

         Fair value:

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

         Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximates fair value because of the short maturity of these instruments.

         Lines of credit and long-term debt. The interest rates on the Company's lines of credit are reset according to changes in the current market. The remaining balance of long-term debt approximates fair value based on its discounted face amount. Consequently, the carrying value of the borrowings under lines of credit and long-term debt approximates fair value.

                                Exhibit Index
                                -------------

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

4.3*              Form of Warrant issued to Berkeley Securities Corp.
                  (Exhibit 4.3 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.4* Form of Warrant issued to certain individuals in April, 1992 (Exhibit 4.4 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.5*              Form of Series B Preferred Stock Certificates (Exhibit
                  4.5 to the Registration Statement on form SB-2, File No. 33-76494)

4.6* Form of Warrant to be issued to Berkeley Securities Corp.(Exhibit 4.6 to the Registration Statement on form SB-2, File No. 33-76494)

4.7*              Form of Note and Warrant Purchase, Paying and
                  Conversion/Exercise agency agreement dated as of August 8, 1997 between the Company and Banca del Gottardo (Exhibit 4.7 to the Company's Form 10-KSB dated June 30,
                  1997).

4.8* Terms of 8% Convertible Notes due August 11, 2002 (Exhibit 4.8 to the Company's Form 10-KSB dated June 30,
                  1997).

4.9* Terms of Warrants and Global Warrant expiring August 11, 2002 (Exhibit 4.9 to the Company's Form 10-KSB dated June 30, 1997).

10.1* Lease agreement with Rotterdam Industrial Park, dated August 7, 1991 (Exhibit 10.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.1.1* Lease warrant waiver agreement (Exhibit 10.1.1 to Registration Statement on Form S-18, File No. 33-46246-
                  NY)

10.2* Lease with Siemens Credit Corporation for telephone system dated November 25, 1991 (Exhibit 10.2 to
                  Registration Statement on Form S-18, File No. 33-46246-
                  NY)

10.3* Lease agreement with Apple Commercial Credit for laser printer, dated June 23, 1987 (Exhibit 10.3 to
                  Registration Statement on Form S-18, File No. 33-46246-
                  NY)

10.4*             Leases with Adirondack Leasing Associates, Ltd. (Exhibit
                  10.4 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.5* Loan agreement with U.S. Small Business Administration and Norstar Bank, dated April 4, 1991 (Exhibit 10.5 to Registration Statement on Form S-18, File No. 33-46246-
                  NY)

10.6* Loan agreement with Schenectady Economic Development Corporation, dated August 7, 1991 (Exhibit 10.6 to Registration Statement on Form S-18, File No. 33-46246-
                  NY)

10.8* Employment agreement with John T. Botti, dated April, 1992 (Exhibit 10.8 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.9* Employment agreement with Ira C. Whitman, dated April, 1992 (Exhibit 10.9 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.10* 1992 Employee stock option plan (Exhibit 10.10 to Registration Statement on Form S-18, File No. 33-46246-
                  NY)

10.11* 1992 Nonexecutive Directors stock option plan (Exhibit 10.11 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.13* Loan agreement with Norstar Bank dated February 6, 1992 (Exhibit 10.13 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.13.1* Norstar Bank waiver agreement (Exhibit 10.13.1 to Registration Statement on Form S-18, File No. 33-46246-
                  NY)

10.14* Agreement with Prime Computer, Inc. (Exhibit 10.14 to Registration Statement on Form S-18, File No. 33-46246-
                  NY)

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

10.21*            Subcontract dated September 28, 1995 between PRC, Inc.
                  and System Solutions Technology, Inc.

10.22* Financial Consulting Agreement dated July 17, 1995 between the Company and Whale Securities, Co.

10.23* Agreement and Plan of Merger by and among Bitwise Designs, Inc., Bitwise DJS, Inc., certain individuals and DJS Marketing Group, Inc. dated March 6, 1996 (Exhibit 2 to Form 8-K dated March 22, 1996)

10.24* Form of Conversion Agency Agreement between the Company and Banca del Gottardo dated as of August 8, 1997 (Exhibit 10.24 to Form 10-KSB dated June 30, 1997).

10.25* Form of Warrant Agency Agreement between the Company and Banca del Gottardo dated as of August 8, 1997 (Exhibit to Form 10-KSB dated June 30, 1997).

10.26* Stock Purchase and Merger Agreement dated April 7, 1998 between the Company USI and SST. (Exhibit A to Proxy Statement dated May 8, 1998).

11                Statement re: Computation of Per Share Earnings

21                Subsidiaries of Registrant

23                Consent of PricewaterhouseCoopers, LLP

23.1              Consent of KPMG Peat Marwick, LLP

27                Financial Data Schedule

--------------------
*Previously Filed.