Form 10-Q
period 1998-09-30
BITWISE DESIGNS INC
filed 1998-11-13
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      September 30, 1998

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


                    Yes [X]              No[ ]

      7,382,663 shares of Common Stock, par value $.001 per share, were outstanding at November 9, 1998.

                          BITWISE DESIGNS INCORPORATED
                                  FORM 10-Q
                                    INDEX



                                                                        Page No.
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

  Consolidated Balance Sheets -
  September 30, 1998 and June 30, 1998                                       3-4

  Consolidated Statements of Operations -
  Three months ended September 30, 1998
  and September 30, 1997                                                       5

  Consolidated Statements of Cash Flows -
  Three months ended September 30, 1998
  and September 30, 1997                                                     6-7

  Notes to Consolidated Financial Statements                                 8-9


Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                            10-12



PART II OTHER INFORMATION

Item 6 Reports on Form 8-K                                                    13

Safe Harbor Statement                                                         13

Signatures                                                                    14

                          PART I FINANCIAL INFORMATION
                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                 September 30,       June 30,
                                                           1998              1998
                                                        (unaudited)
                                                       -------------     -------------
Current Assets:
    Cash and cash equivalents                             $2,212,831        $4,000,370
    Accounts receivable, net of allowance
     for doubtful accounts of $384,325 at Sept.
     30, 1998 and $480,229 at June 30, 1998                4,591,302         4,609,807
    Due from related parties                                  50,040            48,422
    Inventories:
     Finished goods                                          483,062           350,277
     Purchased components & raw material                   1,922,248         2,860,591
    Income taxes receivable                                    2,791             3,291
    Prepaid expenses and other current assets                279,002           266,237
                                                        ------------      ------------
     Total current assets                                  9,541,276        12,138,995

Property and equipment, net                                  849,665           776,925
                                                        ------------      ------------
Other assets:
    Software development costs, net                           94,163            88,391
    Other assets                                              37,779            37,508
    Deferred financing costs                                 224,579           244,109
    Excess of cost over net assets of
     acquired companies, net                               1,402,204         1,422,526
                                                        ------------      ------------
Total assets                                             $12,149,666       $14,708,454
                                                        ============      ============


        See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND SHAREHOLDERS' EQUITY                   September 30,       June 30,
                                                            1998             1998
                                                        (unaudited)
                                                       -------------     -------------
Current liabilities:
    Borrowings under lines of credit                    $    406,242      $  1,673,275
    Accounts payable                                       1,485,817         2,294,192
    Accrued expenses and other liabilities                   630,773           822,429
                                                        ------------      ------------
     Total current liabilities                             2,522,832         4,789,896
                                                        ------------      ------------

Long-term debt, net of discount                            3,472,852         3,440,332
                                                        ------------      ------------
     Total liabilities                                     5,995,684         8,230,228
                                                        ------------      ------------
Shareholders' equity:
    Preferred stock -$.10 par value,
     5,000,000 shares authorized:
     Series A -200 shares issued and outstanding                  20                20
    Common stock-$.001 par value; 20,000,000
     shares authorized; shares issued:
     7,410,745                                                 7,411             7,411
    Additional paid-in capital                            19,846,126        19,822,159
    Accumulated deficit                                  (13,622,856)      (13,274,645)
                                                        ------------      ------------
                                                           6,230,701         6,554,945
    Less cost of common shares in treasury,
     28,082 shares                                           (76,719)          (76,719)
                                                        ------------      ------------
          Total shareholders' equity                       6,153,982         6,478,226
                                                        ------------      ------------
Total liabilities and shareholders' equity               $12,149,666       $14,708,454
                                                        ============      ============


        See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              For the 3 months ended
                                         September 30,      September 30,
                                             1998               1997
                                          (unaudited)        (unaudited)
                                         -------------      -------------

Net sales                                   $5,415,527        $9,368,855

Cost of goods sold                           3,517,303         6,818,030

                                          ------------      ------------
 Gross profit                                1,898,224         2,550,825

Selling, general and
 administrative expenses                     2,086,754         2,911,956

Product development costs                       68,278            43,103
                                          ------------      ------------
 Operating loss                               (256,808)         (404,234)


Other income (expense):

Interest expense                              (150,910)         (131,414)

Interest and other income                       60,007            53,191
                                          ------------      ------------
 Loss before taxes                            (347,711)         (482,457)

Income tax expense                                 500            30,099
                                          ------------      ------------

Net loss                                     ($348,211)        ($512,556)
                                          ============      ============

Per share amounts:

Net loss per common share                       ($0.05)           ($0.07)
                                          ============      ============


See accompanying notes to the consolidated financial statements.

                BITWISE DESIGNS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW

                                                            For the 3 months ended
                                                       September 30,     September 30,
                                                           1998               1997
                                                        (unaudited)       (unaudited)
                                                       -------------     -------------
Cash flows from operating activities:
Net loss                                                   ($348,211)        ($512,556)
Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization                           158,729           176,785
     Provision for doubtful accounts                         (96,500)           18,370
     Changes in operating assets and liabilities:
          Accts. receivable & from related parties           113,388          (458,445)
          Inventories                                        805,558          (277,837)
          Prepaid expenses & other assets                     11,202          (115,425)
          Accounts payable and accrued expenses           (1,000,031)          320,106
          Income taxes                                           500             6,901
          Other                                                 (709)               (1)
                                                        ------------      ------------
               Net cash used in
                 operating activities                       (356,074)         (842,102)
                                                        ------------      ------------
Cash flows from investing activities:
    Property and equipment expenditures                     (135,560)             (188)
    Software development costs                               (28,872)          (24,886)
                                                        ------------      ------------
               Net cash used in investing
                 activities                                 (164,432)          (25,074)
                                                        ------------      ------------
Cash flows from financing activities:
    Incr/(Decr) borrowings on lines of credit, net        (1,267,033)         (853,998)
    Borrowings of long-term debt, net of
     deferred issuance costs                                                 3,608,901
    Principal payments - capital lease obligations                              (5,157)
                                                        ------------      ------------
               Net cash provided by
                 financing activities                     (1,267,033)        2,749,746
                                                        ------------      ------------
Net increase(decrease) in cash & cash equivalents         (1,787,539)        1,882,570
Cash and cash equivalents, beginning of year               4,000,370         2,863,847
                                                        ------------      ------------
Cash and cash equivalents, end of period                  $2,212,831        $4,746,417
                                                        ============      ============


          See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL CASH FLOW DISCLOSURES



     OTHER SUPPLEMENTAL INFORMATION:                       For the 3 months ended
                                                       September 30,     September 30,
                                                           1998              1997
                                                        (unaudited)       (unaudited)
                                                       -------------     -------------
          Interest Paid                                     $195,006          $107,002

          Income Taxes Paid                                       $0           $26,000

          Additional Paid in Capital Resulting
            from

               Issuance of Detachable Warrants
                 for Debt                                                      650,411

               Issuance of Warrants for Services             $23,967


        See accompanying notes to the consolidated financial statements.

                              BITWISE DESIGNS, INC.
ITEM 1.           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of Bitwise Designs, Inc. and its wholly-owned subsidiary DJS Marketing Group, Inc. (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. The management of the Company believes the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position as of September 30, 1998 and June 30, 1998 and results of operations and cash flows for each of the periods presented.

2. The results of operations for the three months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

3. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1998.

4. In June 1998, Bitwise completed the sale of one of its subsidiaries, System Solutions Technology, Inc. (SST) for $4,000,000. The transaction was in the form of a sale of all of the stock of SST. The Company received approximately $3,600,000 in cash and approximately $400,000 worth of inventory and accounts receivable.

5. The Company adopted Statement of Financial Accounting Standards Board SFAS 130, "Reporting Comprehensive Income" in fiscal year 1999. There was no comprehensive income to report, other than net income, for the three months ended September 30, 1998 and 1997.

6. During the three months ended September 30, 1998, no common stock warrants were exercised.

7. The Company adopted Statement of Financial Accounting Standards Board, SFAS 128, "Earnings per Share" in fiscal year 1998. The following represents the reconciliation of the basic and diluted earnings per share amounts for the three months ended September 30, 1998 and 1997.

                             Three Months Ended September 30,
                            -----------------------------------
                                    1998               1997
                                    ----               ----
Net loss                         ($348,211)         ($512,556)
Weighted average
      shares                     7,410,745          7,367,720
Basic and diluted EPS                ($.05)             ($.07)

      The impact of options, warrants and convertible notes was antidilutive to the calculation of basic and dilutive loss per share and were accordingly excluded from the calculation.

NEW ACCOUNTING STANDARDS

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires expanded reporting of information about operating segments in interim and annual financial statements, including certain descriptive information about products and services, geographic areas, and major customers. This statement will be effective for annual financial statements beginning the fiscal year ending 1999, and for comparative interim periods beginning the fiscal year ending 2000. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements.

YEAR 2000 UPDATE

      The Company has completed its company-wide Year 2000 Project (Project). The Project addressed the issue by performing a survey on all desktop computers and servers to ensure Year 2000 compliance. The survey concluded that all of the Company's computer systems use hardware that is Year 2000 compliant. Most of the Company's third party software and operating systems are Microsoft(TM) based and believed to be Year 2000 compliant. The Project also included the evaluation of it's third-party accounting systems. These systems have already been upgraded to Year 2000 Versions purchased from the applicable vendors. The Company's document imaging product, DocStar is hardware Year 2000 compliant and with the release of Version 2.30 software later in 1998, the software will be fully Year 2000 compliant.

      The Project also included the evaluation of the Company's third party suppliers as Company operations could be affected by the interruption of significant suppliers. This evaluation included discussions with each critical vendor to ascertain their compliance with Year 2000 issues. The Company does not believe any of it's critical vendors has a Year 2000 compliance problem and the Company believes that alternate sources are available for substantially all components the Company purchases.

      The cost of the Project including software upgrades and hardware surveys was immaterial (estimated to be less than $25,000).

      The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failure will have a material impact on the Company's results of operations, liquidity or financial condition. However, the Company believes that with the implementation its Year 2000 Project that the possibility of significant interruptions of normal operations should be reduced.
                                                                    Page 9 of 14

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
ITEM 2.          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and notes contained elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

      The Company realized a consolidated net loss of $348,211 ($.05 per share) and $512,556 ($.07 per share) for the three months ended September 30, 1998 and 1997, respectively. The Company had consolidated net sales of $5,415,527 and $9,368,855 for the three months ended September 30, 1998 and 1997, respectively.

      The consolidated sales decrease is due to the sale of one of the Company's subsidiaries, System Solutions Technology, Inc. (SST) in June 1998. SST had sales of $4,363,597 for the quarter ended September 30, 1997. The Company's remaining businesses experienced a combined increase in sales of $410,269 for the quarter ended September 30, 1998 compared to the prior year. Bitwise sales of the DocStar product line experienced a 34% increase in sales from $2,220,156 for the quarter ended September 30, 1997 to $2,965,970 for the quarter ended September 30, 1998. For the Company's subsidiary DJS Marketing Group, Inc. (DJS) sales decreased from $2,785,102 for the quarter ended September 30, 1997 to $2,449,557 for the quarter ended September 30, 1998.

      The Company's current quarter loss is due to losses incurred by Bitwise and its DocStar product line. DJS however, realized a pre-tax profit of $75,520 for the quarter ended September 30, 1998 compared to $23,735 for the same period last year. Bitwise incurred a pre-tax loss of $423,231 for the quarter ended September 30, 1998 compared to a pre-tax loss of $760,131 for the same period last year. The DocStar product line has not yet achieved sufficient sales volume to generate a profit. The Company expects to incur additional losses in the short-term until the Company achieves a higher market acceptance resulting in higher sales levels.

      Consolidated gross profit for the three months ended September 30, 1998 and 1997, was $1,898,224 and $2,550,825, respectively. The consolidated profit margin was 35.1% for the three months ended September 30, 1998 compared to 27.2% for the same period last year. Gross profit margin is defined as gross profit as a percentage of sales. The increase in gross profit margin is due to the sale of SST and the continued growth of Bitwise and it's DocStar product which has significantly higher gross profit margins than products and services provided by both SST and DJS.

      Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $2,086,754 and $2,911,956 for the three months ended September 30, 1998 and 1997, respectively, a decrease of $825,202. S,G&A expenses decreased by $792,059 as a result of the sale of SST.

      As a percentage of sales, S,G&A costs increased from 31.1% for the three months ended September 30, 1997 to 38.5% for the three months ended September 30, 1998. This increase is due to the sale of SST. Bitwise historically has had higher S,G&A expenses than any of the subsidiary companies because of it's organization structure which includes sales, training and service personnel stationed around the country to serve the national dealer network, this has resulted in high payroll and travel and living expenses. In addition, Bitwise incurs significant advertising and marketing costs to market DocStar nationally. The subsidiaries typically sell in a localized area and only employ personnel in their local region and incur minimal advertising and marketing costs.


      Interest expense totaled $150,910 and $131,414 for the three months ended September 30, 1998 and 1997, respectively. The increase is due to an offering concluded in August 1997 with an offshore bank for $4,000,000 worth of term convertible debt which accrues interest at 8% per annum. This new interest cost was offset by reduced borrowings on the Company's line of credit during the quarter ended September 30, 1998 as compared to the same period last year. Interest rates were unchanged during the three months ended September 30, 1998 compared to the same period last year.

      Product development expenses relate to software development for the DocStar product line incurred by Bitwise. These costs increased from $43,103 for the quarter ended September 30, 1997 to $68,278 for the quarter ended September 30, 1998. Bitwise has a policy of capitalizing qualified software development costs and amortizing those costs over three years as product development expense.

LIQUIDITY AND CAPITAL RESOURCES
      The Company's primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of long-term debt at September 30, 1998 totaled $3,472,852, net of discounts.

      The Company has a working capital line of credit facility totaling $1,500,000, of which approximately $1,100,000 was available at September 30, 1998. The line is collateralized by accounts receivable, inventory and all other assets of Bitwise. The interest rate is prime plus 2% per annum. The line of credit agreement includes covenants which require the Company to maintain a minimum tangible net worth, a maximum debt-to-tangible net worth and a minimum amount of working capital on a consolidated basis. The Company believes that it is in full compliance of all these covenants at September 30, 1998.

      DJS has a wholesale line of credit facility for $625,000 which is supported by a guaranty furnished by one of DJS's vendors and expressly limited to purchases from this vendor. At September 30, 1998, $396,000 was outstanding. The line is non-interest bearing and payment terms are net 40. The line is collateralized by all assets of DJS.

      In June 1998, the Company sold SST for $4,000,000. The Company received approximately $3,600,000 in cash and approximately $400,000 in accounts receivable and inventory. The proceeds were used for the working capital needs of the Company.

      Property, plant and equipment expenditures totaled $35,577 and software development expenditures totaled $28,872 for the three months ended September 30, 1998, respectively. There were no purchase commitments outstanding or contemplated. The Company is considering the construction of a new office/production facility for approximately $2,500,000 in Schenectady, NY. The Company has received and signed a Grant Disbursement Agreement with the Empire State Development Corporation (an agency of New York state) for $1,000,000. The Company has also received and signed a commitment letter with a local bank for a construction loan and permanent mortgage of $1,400,000. Construction will not commence until after the closing with the bank. The Grant stipulates that the Company is obligated to achieve certain annual employment levels at the Schenectady site between January 1, 2001 and January 1, 2005 or some or all of the grant would have to be repaid.

      The Company anticipates that cash expected to be provided by operations together with the proceeds from the sale of SST, and borrowings under its lines of credit will be sufficient to satisfy normal operating obligations.

      The Company experienced a net loss of $348,211 during the three months ended September 30, 1998. To date, the Company has been largely dependent on its ability to sell additional shares of its common stock or other securities or other financing to fund its operating deficits. Under its current operating plan to obtain a national acceptance of the DocStar product line, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of DocStar and the Company's ability to reduce overhead expenses. If the Company is unable to attain projected sales levels for its DocStar systems, is unable to implement cost reduction strategies, or comply with debt covenant requirements it may be necessary to raise additional capital to fund operations and meet its obligations. There is no assurance that such funding will be available.

PART II OTHER INFORMATION

Item 6  Reports on Form 8-K

      The following Reports on Form 8-K were filed by the Company during the last quarter:

      None


SAFE HARBOR STATEMENT

      Certain statements in this Form 10-Q, including information set forth under Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of the DocStar product line, competition, pricing and technological changes and other risks as discussed in the Company's filings with the Securities and Exchange Commission, in particular its Annual Report on Form 10-K for the year ended June 30, 1998, and Registration Statement on Form S-3 declared effective on July 30, 1996 all of which risk factors could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BITWISE DESIGNS INCORPORATED

November 13, 1998                   /s/ John T. Botti
-----------------                   -----------------
  DATE                              JOHN T. BOTTI
                                    PRESIDENT & CHIEF EXECUTIVE OFFICER

                                    /s/ Dennis H. Bunt
                                    ------------------
                                    DENNIS H. BUNT
                                    CHIEF FINANCIAL OFFICER