Form 10-Q
period 1998-12-31
BITWISE DESIGNS INC
filed 1999-02-12
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarterly period ended:      December 31, 1998

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

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


                         Yes X                No

         7,382,663 shares of Common Stock, par value $.001 per share, were outstanding at February 9, 1998.

                          BITWISE DESIGNS INCORPORATED
                                    FORM 10-Q
                                      INDEX



                                                                        Page No.
                                                                        --------
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

  Consolidated Balance Sheets -
  December 31, 1998 and June 30, 1998                                        3-4

  Consolidated Statements of Operations -
  Three and six months ended December 31, 1998
  and December 31, 1997                                                        5

  Consolidated Statements of Cash Flows -
  Six months ended December 31, 1998
  and December 31, 1997                                                      6-7

  Notes to Consolidated Financial Statements                                 8-9


Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                            10-13



PART II OTHER INFORMATION

Item 6 Reports on Form 8-K                                                    13

Safe Harbor Statement                                                      13-14

Year 2000 Update                                                              14

Signatures                                                                    15

                          PART I FINANCIAL INFORMATION
                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                 December 31,    June 30,
                                                           1998          1998
                                                       (unaudited)
                                                       -----------   -----------
Current Assets:
     Cash and cash equivalents                         $ 1,877,103   $ 4,000,370
     Accounts receivable, net of allowance
       for doubtful accounts of $380,358 at Dec.
       31, 1998 and $480,229 at June 30, 1998            5,870,392     4,609,807
     Due from related parties                               77,571        48,422
     Inventories:
       Finished goods                                      222,524       350,277
       Purchased components & raw material               1,932,338     2,860,591
     Income taxes receivable                                 8,126         3,291
     Prepaid expenses and other current assets             263,999       266,237
                                                       -----------   -----------
       Total current assets                             10,252,053    12,138,995

Property and equipment, net                              1,274,669       776,925
                                                       -----------   -----------
Other assets:
     Software development costs, net                       115,034        88,391
     Other assets                                           37,341        37,508
     Deferred financing costs                              205,049       244,109
     Excess of cost over net assets of
       acquired companies, net                           1,381,881     1,422,526
                                                       -----------   -----------
Total assets                                           $13,266,027   $14,708,454
                                                       ===========   ===========

        See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND SHAREHOLDERS' EQUITY                   December 31,        June 30,
                                                           1998              1998
                                                       (unaudited)
                                                       ------------      ------------
Current liabilities:
     Borrowings under lines of credit                  $    566,398      $  1,673,275
     Accounts payable                                     2,078,936         2,294,192
     Accrued expenses and other liabilities                 449,910           822,429
                                                       ------------      ------------
       Total current liabilities                          3,095,244         4,789,896
                                                       ------------      ------------

Long-term debt, net of discount                           4,015,105         3,440,332
                                                       ------------      ------------
       Total liabilities                                  7,110,349         8,230,228
                                                       ------------      ------------
Shareholders' equity:
     Preferred stock -$.10 par value, 5,000,000
       shares authorized:
       Series A -200 shares issued and outstanding               20                20
     Common stock-$.001 par value; 20,000,000
       shares authorized; shares issued:
       7,410,745                                              7,411             7,411
     Additional paid-in capital                          19,846,126        19,822,159
     Accumulated deficit                                (13,621,160)      (13,274,645)
                                                       ------------      ------------
                                                          6,232,397         6,554,945
     Less cost of common shares in treasury,
       28,082 shares                                        (76,719)          (76,719)
                                                       ------------      ------------
              Total shareholders' equity                  6,155,678         6,478,226
                                                       ------------      ------------
Total liabilities and shareholders' equity             $ 13,266,027      $ 14,708,454
                                                       ============      ============






        See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                       For the 3 months ended              For the 6 months ended
                                   December 31,      December 31,      December 31,      December 31,
                                       1998              1997              1998              1997
                                   (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                   ------------      ------------      ------------      ------------
Net sales                          $  5,049,976      $  9,027,801      $ 10,465,503      $ 18,396,656

Cost of goods sold                    3,040,423         6,448,727         6,557,726        13,266,757

                                   ------------      ------------      ------------      ------------
     Gross profit                     2,009,553         2,579,074         3,907,777         5,129,899

Selling, general and
       administrative expenses        1,820,396         2,832,319         3,907,150         5,744,275

Product development costs                51,820            45,325           120,098            88,428
                                   ------------      ------------      ------------      ------------
     Operating income/(loss)            137,337          (298,570)         (119,471)         (702,804)


Other income (expense):

Interest expense                       (150,086)         (284,139)         (300,996)         (415,553)

Interest and other income                 9,110            63,128            69,117           116,319
                                   ------------      ------------      ------------      ------------
     Income/(loss)before taxes           (3,639)         (519,581)         (351,350)       (1,002,038)

Income tax expense                       (5,335)            6,001            (4,835)           36,100
                                   ------------      ------------      ------------      ------------

Net income/(loss)                  $      1,696      $   (525,582)     $   (346,515)     $ (1,038,138)
                                   ============      ============      ============      ============

Per share amounts:

Net income/(loss) per
     common share                  $       0.00      $      (0.07)     $      (0.05)     $      (0.14)
                                   ============      ============      ============      ============



See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                             For the 6 months ended
                                                          December 31,     December 31,
                                                              1998             1997
                                                           (unaudited)      (unaudited)
                                                           -----------      -----------
Cash flows from operating activities:
Net loss                                                  $   (346,515)    $ (1,038,138)
Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                           313,700          377,277
       Provision for doubtful accounts                        (127,869)         129,281
       Changes in operating assets and liabilities:
              Accts. receivable & from related parties      (1,161,865)        (544,984)
              Inventories                                    1,056,006          155,095
              Prepaid expenses & other assets                   26,205         (163,893)
              Accounts payable and accrued expenses           (587,775)        (514,112)
              Income taxes                                      (4,835)          12,901
              Other                                               (707)              (1)
                                                           -----------      -----------
                   Net cash used in
                        operating activities                  (833,655)      (1,586,574)
                                                           -----------      -----------
Cash flows from investing activities:
     Property and equipment expenditures                      (619,625)         (68,609)
     Software development costs                                (72,843)         (45,466)
     Other                                                                       (1,500)
                                                           -----------      -----------
                   Net cash used in investing
                        activities                            (692,468)        (115,575)
                                                           -----------      -----------
Cash flows from financing activities:
     Incr/(Decr) borrowings on lines of credit, net         (1,106,877)      (1,025,695)
     Borrowings of long-term debt, net of
       deferred issuance costs                                 509,733        3,608,368
     Principal payments - capital lease obligations                              (6,868)
     Exercise of common stock options                                             3,125
                                                           -----------      -----------
                        Net cash provided by
                             financing activities             (597,144)       2,578,930
                                                           -----------      -----------
Net increase(decrease) in cash & cash equivalents           (2,123,267)         876,781
Cash and cash equivalents, beginning of year                 4,000,370        2,863,847
                                                           -----------      -----------
Cash and cash equivalents, end of period                   $ 1,877,103      $ 3,740,628
                                                           ===========      ===========





        See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL CASH FLOW DISCLOSURES



       OTHER SUPPLEMENTAL INFORMATION:                         For the 6 months ended
                                                          December 31,       December 31,
                                                              1998               1997
                                                          (unaudited)        (unaudited)
                                                           --------           --------
              Interest Paid                                $206,913           $197,187

              Income Taxes Paid                            $      0           $ 26,000

              Additional Paid in Capital Resulting
                from

                     Issuance of Detachable Warrants                          $650,411
                       for Debt

                     Issuance of Warrants for Services     $ 23,967           $ 67,910




        See accompanying notes to the consolidated financial statements.

                              BITWISE DESIGNS, INC.

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of Bitwise Designs, Inc. and its wholly-owned subsidiary DJS Marketing Group, Inc. (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. The management of the Company believes the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position as of December 31, 1998 and June 30, 1998 and results of operations and cash flows for each of the periods presented.

2. The results of operations for the three and six months ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

5. The Company adopted Statement of Financial Accounting Standards Board SFAS 130, "Reporting Comprehensive Income" in fiscal year 1999. There was no comprehensive income to report, other than net income, for the three and six months ended December 31, 1998 and 1997.

6. During the three and six months ended December 31, 1998, no common stock warrants were exercised.

7. The following represents the reconciliation of the basic and diluted earnings per share amounts for the three and six months ended December 31, 1998 and 1997.

                                             Months Ended December 31,
                          --------------------------------------------------------------
                                      1998                             1997
                                      ----                             ----
                             Three             Six            Three             Six
                             -----             ---            -----             ---
Net income/(loss)         $     1,696     $  (346,515)     $  (525,582)     $(1,038,138)
Weighted average
         shares             7,410,745       7,410,745        7,368,024        7,368,301
Basic and diluted EPS     $       .00      $     (.05)     $      (.07)     $      (.14)

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

     In June 1998, the Financial Accounting Standards Board also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). SFAS 133 establishes a new model for accounting for derivatives and hedging activities. This statement is effective for fiscal years beginning June 30, 2000. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
ITEM 2. FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and notes contained elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1997.

         The Company realized a consolidated net profit of $1,696 ($.00 per share) for the three months ended December 31, 1998 compared to a consolidated net loss of $525,582 ($.07 per share) for the three months ended December 31, 1997. For the six months ended December 31, 1998 the Company realized a consolidated net loss of $346,515 compared to a consolidated net loss of $1,038,138 for the six months ended December 31, 1997. The Company had consolidated net sales of $5,049,976 and $9,027,801 for the three months ended December 31, 1998 and 1997, respectively, and $10,465,503 and $18,396,656 for the six months ended December 31, 1998 and 1997, respectively.

         The consolidated sales decrease for the quarter and the six months ended December 31, 1998 is due to the sale of one of the Company's subsidiaries, System Solutions Technology, Inc. (SST) in June 1998. SST had sales of $3,120,916 and $7,484,513 for the three and six months ended December 31, 1997, respectively. Bitwise sales of the DocStar product line were $3,005,694 and $5,971,664 for the three and six months ended December 31, 1998, respectively, compared to $3,230,213 and $5,450,369 for the three and six months ended December 31, 1997, respectively. For the Company's subsidiary DJS Marketing Group, Inc. (DJS) sales were $2,044,282 and $4,493,839 for the three and six months ended December 31, 1998, respectively, compared to $2,676,672 and $5,461,774 for the three and six months ended December 31, 1997, respectively.

         The Company's net income improvement for the three and six months ended December 31, 1998 is due to a combination of growth of sales by Bitwise and its DocStar product line and a reduction of operating costs. Bitwise incurred a pre tax loss of $121,540 and $544,771 for the three and six months ended December 31, 1998, respectively, compared to a pre tax loss of $336,824 and $1,096,955 for the same periods last year. DJS realized a reduction in sales, however DJS reports an increase in profit due to an increase in gross profit margins as DJS shifted its business from hardware sales to a business model that produced more service revenue such as network and internet services in addition to hardware sales. DJS was also able to reduce operating costs. DJS had pre tax profits of $117,901 and $193,421 for the three and six months ended December 31, 1998, respectively, compared to pre tax profits of $4,264 and $27,999 for the same periods last year.

         Bitwise recognized approximately $1,232,000 of net sales to selected customers in December, 1998 with deferred payment terms of up to 180 days. These customers have a right to cancel and return 50% to 100% of the purchased products during the deferred payment period. These sales were recorded net of expected potential sales returns of approximately $308,000 and represents a longer than normal term supply of product to these customers. In connection with these agreements, the Company also will incur and has accrued for certain obligations to these customers, including the subsidy of the cost of a dedicated DocStar sales specialist.

         Consolidated gross profit for the three months and six months ended December 31, 1998 was $2,009,553 and $3,907,777, respectively, compared to $2,579,074 and $5,129,899 for the same periods last year. This reduction is due to the sale of SST in June 1998. The consolidated profit margin was 39.8% and 37.3% for the three and six months ended December 31, 1998, respectively, compared to 28.6% and 27.9% for the same periods last year. Gross profit margin is defined as gross profit as a percentage of sales. The increase in gross profit margin is due to the sale of SST and the continued growth of Bitwise and it's DocStar product which has significantly higher gross profit margins than products and services provided by both SST and DJS.

         Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $1,820,396 and $3,907,150 for the three and six months ended December 31, 1998, respectively, compared to $2,832,319 and $5,744,275 for the same periods last year. S,G&A expenses decreased as a result of the sale of SST, which reported S,G&A expenses of $642,429 and $1,434,488 for the three and six months ended December 31, 1997. The remainder of the decrease is due to cost cutting by Bitwise and DJS.

         As a percentage of sales, S,G&A costs increased from 31.4% and 31.2% for the three and six months ended December 31, 1997 to 36.0% and 37.3% for the three and six months ended December 30, 1998. This increase is due to the sale of SST. Bitwise historically has had higher S,G&A expenses than any of the subsidiary companies because of it's organization structure which includes sales, training and service personnel stationed around the country to serve the national dealer network, this has resulted in high payroll and travel and living expenses. In addition, Bitwise incurs significant advertising and marketing costs to market DocStar nationally. The subsidiaries typically sold in a localized area and only employ personnel in their local region and incur minimal advertising and marketing costs.


         Interest expense totaled $150,086 and $300,996 for the three and six months ended December 31, 1998, respectively, compared to $284,139 and $415,553 for the same periods last year. The decrease is due to the sale of SST which recorded $108,681 of interest expense during the six months ended December 31, 1997. The decrease was also due to lower borrowing levels for DJS. Interest rates decreased during the three months ended December 31, 1998 compared to the same period last year.

         Product development expenses relate to software development for the DocStar product line incurred by Bitwise. These costs increased from $45,325 and $88,428 for the three and six months ended December 31, 1997, respectively, to $51,820 and $120,098 for the three and six months ended December 31, 1998, respectively. Bitwise has a policy of capitalizing qualified software development costs and amortizing those costs over three years as product development expense.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of long-term debt at December 31, 1998 totaled $4,015,105, net of discounts; $3,975,000 of this amount relates to convertible notes payable which mature on August 11, 2002.

         The Company has a working capital line of credit facility totaling $1,500,000, of which approximately $1,200,000 was available at December 31, 1998. The line is collateralized by accounts receivable, inventory and all other assets of Bitwise. The interest rate is prime plus 2% per annum. The line of credit agreement includes covenants which require the Company to maintain a minimum tangible net worth, a maximum debt-to-tangible net worth and a minimum amount of working capital on a consolidated basis. The Company believes that it is in full compliance of all these covenants at December 31, 1998.

         DJS has a wholesale line of credit facility for $625,000 which is supported by a guaranty furnished by one of DJS's vendors and expressly limited to purchases from this vendor. At December 31, 1998, $483,000 was outstanding. The line is non-interest bearing and payment terms are net 40. The line is collateralized by all assets of DJS.

         In June 1998, the Company sold SST for $4,000,000. The Company received approximately $3,600,000 in cash and approximately $400,000 in accounts receivable and inventory. The proceeds were used for the working capital needs of the Company and to reduce bank borrowings at DJS. The Company has received certain claims from the buyer of SST for indemnification under the agreements governing its sale. The parties are currently negotiating the amount of such claim. There can be no assurance that the result of such negotiations will be resolved in the Company's favor.

         Property, plant and equipment expenditures totaled $619,625 and software development expenditures totaled $72,843 for the six months ended December 31, 1998, respectively. There were no purchase commitments outstanding or contemplated. The Company is constructing a new office/production facility with an estimated cost of approximately $2,500,000 in Schenectady, NY. The Company has been awarded a grant from the Empire State Development Corporation (an agency of New York state) for $1,000,000 to be used for construction of this facility. Funding will be received in stages as the facility is built. The Company has a construction/permanent mortgage with a local bank for $1,400,000, the balance outstanding at December 31, 1998 was approximately $510,000. The Grant stipulates that the Company is obligated to achieve certain annual employment levels at the Schenectady site between January 1, 2001 and January 1, 2005 or some or all of the grant will have to be repaid.

         The Company anticipates that cash expected to be provided by operations together with the proceeds from the sale of SST, and borrowings under its lines of credit will be sufficient to satisfy normal operating obligations.

         The Company experienced a net loss of $346,515 during the six months ended December 31, 1998. To date, the Company has been largely dependent on its ability to sell additional shares of its common stock or other securities or other financing to fund its operating deficits. Under its current operating plan to obtain a national acceptance of the DocStar product line, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of DocStar and the Company's ability to reduce overhead expenses. If the Company is unable to attain projected sales levels for its DocStar systems, is unable to implement cost reduction strategies, or comply with debt covenant requirements it may be necessary to raise additional capital to fund operations and meet its obligations. There is no assurance that such funding will be available.

PART II OTHER INFORMATION

Item 6  Reports on Form 8-K

(a) The following Reports on Form 8-K were filed by the Company during the last quarter:

          None

(b)  Exhibits

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

YEAR 2000 UPDATE

         The Company has completed its company-wide Year 2000 Project (Project). The Project addressed the issue by performing a survey on all desktop computers and servers to ensure Year 2000 compliance. The survey concluded that all of the Company's computer systems use hardware that is Year 2000 compliant. Most of the Company's third party software and operating systems are Microsoft(TM) based and believed to be Year 2000 compliant. The Project also included the evaluation of it's third-party accounting systems. These systems have already been upgraded to Year 2000 Versions purchased from the applicable vendors. The Company's document imaging product, DocStar is hardware Year 2000 compliant and with the release of Version 2.30 software in early 1999, the software will be fully Year 2000 compliant.

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

                                   BITWISE DESIGNS INCORPORATED

February 12, 1999                  /s/ John T. Botti
-----------------                  ---------------------------------------
  DATE                                 JOHN T. BOTTI
                                       PRESIDENT & CHIEF EXECUTIVE OFFICER

                                   /s/ Dennis H. Bunt
                                   ---------------------------------------
                                       DENNIS H. BUNT
                                       CHIEF FINANCIAL OFFICER