Form 10-Q
period 1999-03-31
BITWISE DESIGNS INC
filed 1999-05-14
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      March 31, 1999

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________________ to ______________


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

                           Yes   X            No

         7,382,663 shares of Common Stock, par value $.001 per share, were outstanding at May 10, 1999.

                          BITWISE DESIGNS INCORPORATED
                                    FORM 10-Q
                                      INDEX



                                                                        Page No.
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

  Consolidated Balance Sheets -
  March 31, 1999 and June 30, 1998                                        3-4

  Consolidated Statements of Operations -
  Three and nine months ended March 31, 1999
  and March 31, 1998                                                        5

  Consolidated Statements of Cash Flows -
  Nine months ended March 31, 1999
  and March 31, 1998                                                      6-7

  Notes to Consolidated Financial Statements                              8-9


Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                         10-13



PART II OTHER INFORMATION

Item 6 Reports on Form 8-K                                                 13

Safe Harbor Statement                                                   13-14

Year 2000 Update                                                        14-15

Signatures                                                                 15

                          PART I FINANCIAL INFORMATION
                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                MARCH 31,        JUNE 30,
                                                        1999             1998
                                                     (UNAUDITED)
                                                     -----------     -----------
Current Assets:
     Cash and cash equivalents                       $ 1,027,202     $ 4,000,370
     Accounts receivable, net of allowance
       for doubtful accounts of $392,968 at Mar
       31, 1999 and $480,229 at June 30, 1998          6,761,496       4,609,807
     Due from related parties                             78,841          48,422
     Inventories:
       Finished goods                                    546,607         350,277
       Purchased components & raw material             1,651,564       2,860,591
     Income taxes receivable                              11,410           3,291
     Prepaid expenses and other current assets           469,640         266,237
                                                     -----------     -----------
       Total current assets                           10,546,760      12,138,995

Property and equipment, net                            1,647,352         776,925
                                                     -----------     -----------
Other assets:
     Software development costs, net                     130,962          88,391
     Other assets                                         56,318          37,508
     Deferred financing costs                            185,519         244,109
     Excess of cost over net assets of
       acquired companies, net                         1,361,560       1,422,526
                                                     -----------     -----------
Total assets                                         $13,928,471     $14,708,454
                                                     ===========     ===========

        See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND SHAREHOLDERS' EQUITY                    March 31,          June 30,
                                                          1999               1998
                                                       (unaudited)
                                                       ------------      ------------
Current liabilities:
     Borrowings under lines of credit                  $  1,108,670      $  1,673,275
     Accounts payable                                     2,536,452         2,294,192
     Accrued expenses and other liabilities                 690,316           822,429
     Current portion - mortgage payable                      16,480
                                                       ------------      ------------
       Total current liabilities                          4,351,918         4,789,896
                                                       ------------      ------------

Long-term debt, net of discount                           3,537,892         3,440,332
Mortgage payable                                            493,253
                                                       ------------      ------------
       Total liabilities                                  8,383,063         8,230,228
                                                       ------------      ------------
Shareholders' equity:
     Preferred stock -$.10 par value, 5,000,000
       shares authorized:
       Series A -200 shares issued and outstanding               20                20
     Common stock-$.001 par value; 20,000,000
       shares authorized; shares issued:
       7,410,745                                              7,411             7,411
     Additional paid-in capital                          19,846,126        19,822,159
     Accumulated deficit                                (14,231,430)      (13,274,645)
                                                       ------------      ------------
                                                          5,622,127         6,554,945
     Less cost of common shares in treasury,
       28,082 shares                                        (76,719)          (76,719)
                                                       ------------      ------------
              Total shareholders' equity                  5,545,408         6,478,226
                                                       ------------      ------------
Total liabilities and shareholders' equity             $ 13,928,471      $ 14,708,454
                                                       ============      ============

        See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the 3 months ended             For the 9 months ended
                                    March 31,        March 31,        March 31,          March 31,
                                      1999             1998             1999               1998
                                   (unaudited)      (unaudited)      (unaudited)       (unaudited)
                                   -----------      -----------      ------------      ------------
Net sales                          $ 4,681,783      $ 9,650,976      $ 15,147,286      $ 28,047,632

Cost of goods sold                   3,109,429        7,206,278         9,667,155        20,473,035
                                   -----------      -----------      ------------      ------------
     Gross profit                    1,572,354        2,444,698         5,480,131         7,574,597

Selling, general and
       administrative expenses       1,960,875        3,063,767         5,868,025         8,808,042

Product development costs               54,225           69,453           174,323           157,881
                                   -----------      -----------      ------------      ------------
     Operating loss                   (442,746)        (688,522)         (562,217)       (1,391,326)


Other income (expense):

Interest expense                      (173,200)        (236,037)         (474,196)         (651,590)

Interest and other income                5,677           44,382            74,794           160,701
                                   -----------      -----------      ------------      ------------
     Loss before taxes                (610,269)        (880,177)         (961,619)       (1,882,215)

Income tax expense (benefit)                 1            5,999            (4,834)           42,099
                                   -----------      -----------      ------------      ------------

Net loss                           ($  610,270)     ($  886,176)     ($   956,785)     ($ 1,924,314)
                                   ===========      ===========      ============      ============

Per share amounts:

Net loss per common
     share                         ($     0.08)     ($     0.12)     ($      0.13)     ($      0.26)
                                   ===========      ===========      ============      ============

        See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                              For the 9 months ended
                                                            March 31,        March 31,
                                                              1999              1998
                                                           (unaudited)      (unaudited)
                                                           -----------      -----------
Cash flows from operating activities:
Net loss                                                   ($  956,785)     ($1,924,314)
Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                           470,390          576,751
       Provision for doubtful accounts                        (101,694)         186,505
       Changes in operating assets and liabilities:
              Accts. receivable & from related parties      (2,080,414)      (3,511,057)
              Inventories                                    1,012,697         (944,954)
              Prepaid expenses & other assets                 (179,436)        (238,505)
              Accounts payable and accrued expenses            110,147        1,207,254
              Income taxes                                      (8,119)          19,067
               Other                                              (707)              (1)
                                                           -----------      -----------
                        Net cash used in
                           operating activities             (1,733,921)      (4,629,254)
                                                           -----------      -----------
Cash flows from investing activities:
     Property and equipment expenditures                    (1,053,087)        (152,878)
     Software development costs                               (111,871)         (57,979)
     Trademarks and Patents                                    (19,417)
     Other                                                                       (1,501)
                                                           -----------      -----------
                        Net cash used in investing
                           activities                       (1,184,375)        (212,358)
                                                           -----------      -----------
Cash flows from financing activities:
     Incr/(Decr) borrowings on lines of credit, net           (564,605)         316,250
     Borrowings of long-term debt, net of
       deferred issuance costs                                                3,609,420
     Borrowings on mortgage debt                               509,733
     Principal payments - capital lease obligations                              (9,191)
     Principal payments - long-term debt                                         (1,601)
     Exercise of common stock options                                            82,291
                                                           -----------      -----------
                         Net cash provided by/(used in)
                           financing activities                (54,872)       3,997,169
                                                           -----------      -----------
Net decrease in cash & cash equivalents                     (2,973,168)        (844,443)
Cash and cash equivalents, beginning of year                 4,000,370        2,863,847
                                                           -----------      -----------
Cash and cash equivalents, end of period                   $ 1,027,202      $ 2,019,404
                                                           ===========      ===========

        See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL CASH FLOW DISCLOSURES

OTHER SUPPLEMENTAL INFORMATION:                 For the 9 months ended
                                              March 31,          March 31,
                                                1999               1998
                                             (unaudited)        (unaudited)
                                              --------           --------
Interest Paid                                 $403,422           $462,485

Income Taxes Paid                             $  3,284           $ 26,347

Additional Paid in Capital Resulting from

       Issuance of Detachable Warrants
         for Debt                                                $650,411

       Issuance of Warrants for Services      $ 23,967           $ 67,910

       Conversion of Debt to Common Stock                          25,000

        See accompanying notes to the consolidated financial statements.

                              BITWISE DESIGNS, INC.
ITEM 1.             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of Bitwise Designs, Inc. and its wholly-owned subsidiary DJS Marketing Group, Inc. (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. The management of the Company believes the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position as of March 31, 1999 and June 30, 1998 and results of operations and cash flows for each of the periods presented.

2. The results of operations for the three and nine months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

5. The Company adopted Statement of Financial Accounting Standards Board SFAS 130, "Reporting Comprehensive Income" in fiscal year 1999. There was no comprehensive income to report, other than net income, for the three and nine months ended March 31, 1999 and 1998.

6. During the three and nine months ended March 31, 1999, no common stock warrants were exercised.

7. The following represents the reconciliation of the basic and diluted earnings per share amounts for the three and nine months ended March 31, 1999 and 1998.

                                               Months Ended March 31,
                             --------------------------------------------------------
                                       1999                             1998
                                       ----                             ----
                             Three             Nine             Three            Nine
                             -----             ----             -----            ----
Net loss                  $  (610,270)     $  (956,785)     $  (886,176)     $(1,924,314)
Weighted average
  shares                    7,410,745        7,410,745        7,374,005        7,380,484
Basic and diluted EPS     $      (.08)     $      (.13)     $      (.12)     $      (.26)

         The impact of options, warrants and convertible notes was antidilutive to the calculation of basic and dilutive loss per share and were accordingly excluded from the calculation.

NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires expanded reporting of information about operating segments in interim and annual financial statements, including certain descriptive information about products and services, geographic areas, and major customers. This statement will be effective for annual financial statements beginning the fiscal year ending June 30 1999, and for comparative interim periods beginning the fiscal year ending June 30, 2000. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements.

         In June 1998, the Financial Accounting Standards Board also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS
133). SFAS 133 establishes a new model for accounting for derivatives and hedging activities. This statement is effective for fiscal years beginning July 1, 2000. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
ITEM 2.           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and notes contained elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

THE THREE AND NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED MARCH 31, 1998.

         The Company realized a consolidated net loss of $610,270 ($.08 per share) for the three months ended March 31, 1999 compared to a consolidated net loss of $886,176 ($.12 per share) for the three months ended March 31, 1998. For the nine months ended March 31, 1999 the Company realized a consolidated net loss of $956,785 compared to a consolidated net loss of $1,924,314 for the nine months ended March 31, 1998. The Company had consolidated net sales of $4,681,783 and $9,650,976 for the three months ended March 31, 1999 and 1998, respectively, and $15,147,286 and $28,047,632 for the nine months ended March 31, 1999 and 1998, respectively.

         The consolidated sales decrease for the quarter and the nine months ended March 31, 1999 is due to the sale of one of the Company's subsidiaries, System Solutions Technology, Inc. (SST) in June 1998. SST had sales of $4,109,922 and $11,594,435 for the three and nine months ended March 31, 1998, respectively. Bitwise sales of the DocStar product line were $2,367,314 and $8,338,978 for the three and nine months ended March 31, 1999, respectively, compared to $2,655,458 and $8,105,827 for the three and nine months ended March 31, 1998, respectively. For the Company's subsidiary DJS Marketing Group, Inc.
(DJS) sales were $2,314,469 and $6,808,308 for the three and nine months ended March 31, 1999, respectively, compared to $2,885,596 and $8,347,370 for the three and nine months ended March 31, 1998, respectively.

         The Company's net loss improvement for the three and nine months ended March 31, 1999 is due to a combination of reductions in operating costs, increase in profits from DJS and growth in sales of the DocStar product line. Bitwise incurred a pre tax loss of $741,623 and $1,286,394 for the three and nine months ended March 31, 1999, respectively, compared to a pre tax loss of $904,631 and $2,001,586 for the same periods last year. DJS realized a reduction in sales, however DJS reports an increase in profit due to an increase in gross profit margins as DJS shifted its business from hardware sales to a business model that produced more service revenue such as network and internet services in addition to hardware sales. DJS was also able to reduce operating costs. DJS had pre tax profits of $131,354 and $324,775 for the three and nine months ended March 31, 1999, respectively, compared to pre tax profits/(losses) of $(4,991) and $23,008 for the same periods last year.

         Bitwise recognized approximately $1,232,000 of net sales to selected customers in December, 1998 with deferred payment terms of up to 180 days. These customers have a right to cancel and return 50% to 100% of the purchased products during the deferred payment period. These sales were recorded net of expected potential sales returns of approximately $308,000 and represents a longer than normal term supply of product to these customers. In connection with these agreements, the Company also will incur and has accrued for certain obligations to these customers, including the subsidy of the cost of a dedicated DocStar sales specialist. As of March 31, 1999, $103,000 of these sales has been returned.

         Consolidated gross profit for the three months and nine months ended March 31, 1999 was $1,572,354 and $5,480,131, respectively, compared to $2,444,698 and $7,574,597 for the same periods last year. This reduction is due to the sale of SST in June 1998. The consolidated profit margin was 33.6% and 36.2% for the three and nine months ended March 31, 1999, respectively, compared to 25.3% and 27.0% for the same periods last year. Gross profit margin is defined as gross profit as a percentage of sales. The increase in gross profit margin is due to the sale of SST and the continued growth of Bitwise and it's DocStar product which has significantly higher gross profit margins than products and services provided by both SST and DJS.

         Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $1,960,875 and $5,868,025 for the three and nine months ended March 31, 1999, respectively, compared to $3,063,767 and $8,808,042 for the same periods last year. S,G&A expenses decreased as a result of the sale of SST, which reported S,G&A expenses of $758,413 and $2,192,901 for the three and nine months ended March 31, 1998. The remainder of the decrease is due to cost cutting by Bitwise and DJS.

         As a percentage of sales, S,G&A costs increased from 31.7% and 31.4% for the three and nine months ended March 31, 1998 to 41.9% and 38.7% for the three and nine months ended March 31, 1999. This increase is due to the sale of SST. Bitwise historically has had higher S,G&A expenses than any of the subsidiary companies because of it's organization structure which includes sales, training and service personnel stationed around the country to serve the national dealer network. This has resulted in high payroll and travel and living expenses. In addition, Bitwise incurs significant advertising and marketing costs to market DocStar nationally. The subsidiaries typically sold in a localized area and only employ personnel in their local region and incur minimal advertising and marketing costs.


Interest expense totaled $173,200 and $474,196 for the three and nine months ended March 31, 1999, respectively, compared to $236,037 and $651,590 for the same periods last year. The decrease is due to the sale of SST which recorded $44,556 and $153,237 of interest expense during the three and nine months ended March 31, 1998. The decrease was also due to lower borrowing levels for DJS offset by higher borrowing levels for Bitwise. Interest rates decreased during the nine months ended March 31, 1999 compared to the same period last year.
         Product development expenses, excluding capitalized costs and including amortization of capitalized costs relate to software development for the DocStar product line incurred by Bitwise. These costs (decreased)/increased from $69,453 and $157,881 for the three and nine months ended March 31, 1998, respectively, to $54,225 and $174,323 for the three and nine months ended March 31, 1999, respectively. Bitwise has a policy of capitalizing qualified software development costs and amortizing those costs over three years as product development expense.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of long-term debt at March 31, 1999 totaled $4,047,625, net of discounts; $3,975,000 of this amount, undiscounted, relates to convertible notes payable which mature on August 11, 2002. $509,733 relates to a mortgage loan.

         The Company has a working capital line of credit facility totaling $1,500,000, of which approximately $400,000 was available at March 31, 1999. The line is collateralized by accounts receivable, inventory and all other assets of Bitwise. The interest rate is prime plus 2% per annum. The line of credit agreement includes covenants which require the Company to maintain a minimum tangible net worth, a maximum debt-to-tangible net worth and a minimum amount of working capital on a consolidated basis. The Company is not in compliance with it's minimum tangible net worth covenant or it's minimum working capital covenant at March 31, 1999. The Company is negotiating with it's lender to waive these two covenant violations.

         DJS has a wholesale line of credit facility for $625,000 which is supported by a guaranty furnished by one of DJS's vendors and expressly limited to purchases from this vendor. At March 31, 1999, $483,063 was outstanding. The line is non-interest bearing and payment terms are net 40. The line is collateralized by all assets of DJS.

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

         Property, plant and equipment expenditures totaled $1,053,087 and capitalized software development expenditures totaled $111,871 for the nine months ended March 31, 1999, respectively. There were no purchase commitments outstanding or contemplated. The Company is constructing a new office/production facility with an estimated cost of approximately $2,500,000 in Schenectady, NY.

         The Company has been awarded a grant from the Empire State Development Corporation (an agency of New York state) for $1,000,000 to be used for construction of this facility. Funding will be received in stages as the facility is built. The Company has a construction/permanent mortgage with a local bank for $1,400,000, the balance outstanding at March 31, 1999 was $509,733. The Grant stipulates that the Company is obligated to achieve certain annual employment levels at the Schenectady site between January 1, 2001 and January 1, 2005 or some or all of the grant will have to be repaid.

         The Company anticipates that cash expected to be provided by operations together with borrowings under its lines of credit will be sufficient to satisfy normal operating obligations. The Company has significantly reduced fixed overhead costs. A combination of this reduction in costs and anticipated sales growth from both DocStar and future products is expected to satisfy it's cash needs along with borrowings on its lines of credit.

         The Company experienced a net loss of $956,785 during the nine months ended March 31, 1999. To date, the Company has been largely dependent on its ability to sell additional shares of its common stock or other securities or other financing to fund its operating deficits. Under its current operating plan to obtain a national acceptance of the DocStar product line, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of DocStar and the Company's ability to reduce overhead expenses. If the Company is unable to attain projected sales levels for its DocStar systems, is unable to implement cost reduction strategies, or comply with debt covenant requirements it may be necessary to raise additional capital to fund operations and meet its obligations. There is no assurance that such funding will be available.

         In February 1999, the Company announced that it had reached agreement for a $15 million secured line of credit for targeted acquisitions, with a lender. Subsequently, the parties mutually agreed to terminate those negotiations.

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

YEAR 2000 UPDATE

         The Company has completed its company-wide Year 2000 Project (Project). The Project addressed the issue by performing a survey on all desktop computers and servers to ensure Year 2000 compliance. The survey concluded that all of the Company's computer systems use hardware that is Year 2000 compliant. Most of the Company's third party software and operating systems are Microsoft(TM) based and believed to be Year 2000 compliant. The Project also included the evaluation of it's third-party accounting systems. These systems have already been upgraded to Year 2000 Versions purchased from the applicable vendors. The Company's document imaging product, DocStar is Year 2000 compliant.

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

                                            BITWISE DESIGNS INCORPORATED

May 14, 1999                                /s/ John T. Botti
------------                                ------------------------------------
   DATE                                     JOHN T. BOTTI
                                            PRESIDENT & CHIEF EXECUTIVE OFFICER

                                            /s/ Dennis H. Bunt
                                            ------------------------------------
                                            DENNIS H. BUNT
                                            CHIEF FINANCIAL OFFICER