Form 10KSB
period 1999-06-30
BITWISE DESIGNS INC
filed 1999-10-05
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB
(Mark One)

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 | X |    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended          June 30, 1999
                          ------------------------------------

 |   |    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _______________

                           Commission File No. 0-20190

                              BITWISE DESIGNS, INC.
--------------------------------------------------------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

          Delaware                                               14-1673067
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

       2165 Technology Drive Schenectady, N.Y.    12308
(Address of principal executive offices)        (Zip Code)

Issuer's telephone number, including area code   (518) 346-7799
-----------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                        Name of Each Exchange on
Title of Each Class                                         Which Registered
-------------------                                     ------------------------

Common Stock, $.001 par value                             Pacific Stock Exchange
-----------------------------                             ----------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                      NONE
--------------------------------------------------------------------------------
                                (Title of class)

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


                  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  The Issuer's revenues for its most recent fiscal ended June 30, 1999 were $17,094,765.

                  On September 29, 1999, the aggregate market value of the voting stock of Bitwise Designs, Inc. (consisting of Common Stock, $.001 par value) held by non-affiliates of the Registrant (approximately 6,943,000 shares) was approximately $8,456,000 based on the closing price for such Common Stock ($.9375) on said date as reported by the Nasdaq SmallCap Market.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

                  On September 29, 1999, there were 7,410,745 shares of Common Stock, $.001 par value, issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                           --------------------------


                            [Cover Page 2 of 2 Pages]

Table of Contents

                                     PART I
                                                                            PAGE
                                                                            ----

Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

                                     PART II


Item 5.   Market For the Company's Common Equity and Related Stockholder
          Matters
Item 6.   Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8.   Financial Statements and Supplemental Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

                                    PART III

Item 10.  Directors and Executive Officers of the Company
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management
Item 13.  Certain Relationships and Related Transactions

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K

                                     PART I

THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING ITEM 1 ("BUSINESS") AND ITEM 7 ("MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"), CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS "BELIEVE," "ANTICIPATE," "THINK," "INTEND," "PLAN," "WILL BE," "EXPECT", AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REGARDING FUTURE EVENTS AND/OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES INCLUDE AMONG OTHER THINGS, THE AVAILABILITY OF ANY NEEDED FINANCING, THE COMPANY'S ABILITY TO IMPLEMENT ITS BUSINESS PLAN FOR VARIOUS APPLICATIONS OF ITS TECHNOLOGIES, THE IMPACT OF COMPETITION, THE MANAGEMENT OF GROWTH, AND OTHER RISKS AND UNCERTAINTIES THAT MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THE SIGNIFICANT RISKS AND UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH STATEMENTS SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.


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

         The Company has also recently established a majority owned subsidiary named Authentidate.Com LLC to engage in a new business line of providing end users with a service which will (a) accept and store e-mail from networks and personal computers throughout the world and from different operating systems via the Internet,

(b) allow for confirmation of acceptance of all e-mails sent to the system; (c) allow for a secure payment system, including use of credit cards; and (d) produce confirmations of receipt of e-mail. See "The Business - Formation of New Authentidate Business Line" and "Management's Discussion and Analysis of Financial Condition and Results of Operations"

         In June 1998, the Company sold a subsidiary, System Solutions Technology, Inc. ("SST") which had been acquired by the Company in August 1994. SST is a value added distributor of advanced technology industrial computers and computer peripheral. In April 1997, the Company sold a subsidiary, Electrograph Systems, Inc. ("ESI"). ESI was acquired in August 1994 and is a value-added distributor of monitors and other microcomputer peripherals, components and accessories. The Company's financial statements and discussion under the heading "Management Discussion and Analysis" includes the results of operations for both ESI and SST to the date of their divestiture.

         In March 1996, the Company acquired DJS, a system integrator, computer reseller and personal computer manufacturer in Albany, New York. DJS is an authorized sales and support provider for Novell, Microsoft Solutions and Lotus Notes, as well as a member of Microage Infosystems.

         The Company was organized in August 1985 and reincorporated under the laws of the state of Delaware in May 1992. The Company's executive offices are located at 2165 Technology Drive, Schenectady, New York 12308, and its telephone number is (518) 346-7799.

GENERAL BUSINESS DEVELOPMENTS DURING THE LAST FISCAL YEAR

         In June 1998, the Company sold SST to United Strategies, Inc. ("USI") for $4,000,000. The Company received approximately $3,600,000 in cash and approximately $400,000 worth of SST inventory and receivables. The transaction was in the form of a stock purchase. During the year ended June 30, 1999, the Company received certain claims from USI for indemnification under the agreements governing the sale. The Company agreed to pay USI $341,000 to settle these claims to be paid over 15 months accruing interest of 6%. The Company realized a loss of approximately $597,000 on the sale.

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

         The Company believes that the emerging document imaging market will be one of its primary businesses and a basis for growth during the next few years. This is an evolving market which will experience significant growth in the future. The Company believes that this emerging market can provide the Company with significant profits. However, there can be no assurance that the Company's efforts in this emerging market will result in profits, income or significant revenues to the Company.

 .....Computer Products and Integration Services

         The Company purchases personal computers and peripheral computer products from many different suppliers. Peripheral computer products are products that operate in conjunction with computers, including but not limited to, printers, monitors, scanners, modems and software. A systems integrator, such as DJS, configures various computer hardware and peripheral products such as software together, to satisfy a customer's individual needs. The Company believes the market for personal computers and computer integration services will continue to grow the next several years.

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

                             BITWISE DESIGNS, INC.

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

         The main components of a document management system are a personal computer, a high speed electronic document scanner, a laser printer capable of reproducing documents quickly, and a software package which controls scanning, indexing, storage and reproduction. Bitwise purchases scanners, laser printers and other essential hardware from unaffiliated third parties and manufactures the PC's for the system. The software utilized in DocStar consists of various versions of existing software from other developers, as well as software developed by the Company. The Company offers the DocStar System in four models:
System 15, System 25X2, System 50, and the DocStar DCL. The DocStar System 15 is the base model. The Systems 25X2 and 50 offer faster advanced processors or scanners, and increased storage capacity. Options and accessories include a jukebox, an optical disk tower, additional software, scanner upgrades, monitor upgrades and hardware upgrades. The DCL connects DocStar electronic imaging capabilities with the network scanning and printing functions of Xerox Corporation's Document Centre digital copiers.

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

         Since inception, the Company has devoted efforts to research and development activities in an effort to improve its current products and introduce new products. Current development efforts are directed toward improving ease of use, adding system enhancements and increasing performance. Product development expense was $248,801 and $230,652 for fiscal years 1999 and 1998, respectively. The Company will continue to improve its document imaging products in an effort to satisfy the needs of an ever changing marketplace.

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

         All peripheral computer products available through the Company, such as monitors and scanner/printer units, are manufactured by third parties. The Company only assembles the computer which is part of the DocStar system and the optical disk tower option.

PATENTS AND TRADEMARKS

         The Company has one patent pending and has registered the logo "BitWise Designs" and Bitwise's associated trademarks, "DocStar" and "Authentidate." The patent pending is for innovative technology that can verify the authenticity of digital images by employing a secure clock to stamp the date and time on each image captured. The product name is Authentidate(TM) Image Marking. No assurance can be given that registration will be effective to protect the Company's trademarks. The Company believes the tradenames are material to its business.

SALES AND MARKETING

         The Company's products are primarily being distributed through a national dealer network and through a dealership owned by the

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

         The Company's products are usually sold on credit terms or through a floor planning finance company (to qualified accounts), and are warranted against defects in materials and workmanship for a period of 13 months from purchase. The Company currently employs five regional sales directors, one district sales manager and three direct sales managers, to cover the significant markets of the country.

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

EMPLOYEES

         Bitwise employs 50 full-time employees including its executive officers. No employees are covered by a collective bargaining agreement, and the Company believes its employee relations are satisfactory.

FORMATION OF NEW AUTHENTIDATE BUSINESS LINE

         The Company has recently established a majority owned subsidiary named Authentidate.Com LLC to engage in a new business line of providing end users with a service which will (a) accept and store e-mail from networks and personal computers throughout the world and from different operating systems via the Internet, (b) allow for confirmation of acceptance of all e-mails sent to the system; (c) allow for a secure payment system, including use of credit cards; and (d) produce confirmations of receipt of e-mail.

         The Company anticipates that Authentidate will commence offering services through its Authentidate.com Internet site within the next 45 to 90 days. The Company intends to market the Authentidate services through traditional print and media advertising and banner advertising and links on other Internet provider home pages. To date, Authentidate's operations have been limited to developing the technology for its services and home page. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                            DJS MARKETING GROUP, INC.

         DJS (d/b/a "Computer Professionals") is a network and systems integrator of computer and peripheral products to a variety of customers, including corporations, schools, government agencies, manufacturers and distributors. DJS is the largest systems integrator in the Albany, New York region.

         DJS provides network integration, Internet/Intranet development, accounting solutions, service, consultation, document management and video conferences. DJS also services the products it sells by employing factory trained computer technicians and network engineers.

PRODUCTS

         Network Integration

         DJS' network integration group designs, implements, installs, manages and supports enterprise networks with products from Novell, Microsoft, UNIX, Tricord, Synoptics, Compaq, Cisco and others.

         DJS designs customized solutions for its clients with precise objectives and its engineers analyze hardware, software, and cabling to ensure effective and affordable solutions.

         Internet/Intranet Development

         DJS offers services related to the Internet, including Internet connectivity, web page development, and hardware installation. Additionally, DJS assists its clients through the buying and implementation process with Internet/Intranet training and ongoing support.

         Accounting Solutions

         DJS also markets accounting systems from State-of-the-Art to various end-users such as distributors, manufacturers and wholesalers. DJS analyzes each particular client's needs and custom designs an accounting system to satisfy these needs.

         Service and Consultation

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

         Document Management

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

SALES AND MARKETING

         DJS markets its products and services throughout New York
State, parts of Vermont and Massachusetts. DJS intends to expand its national and international sales and marketing departments. Clients include corporations, small office/home office owners, schools, government agencies, manufacturers and distributors.

COMPETITION

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

EMPLOYEES

         DJS has 34 full-time staff members, including two (2) executive officers. None of the employees of DJS are represented by a collective bargaining agreement. DJS believes that its employee relations are good.


                              CAUTIONARY STATEMENTS

         As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution stockholders and investors that the following important factors, among others discussed throughout this Report on Form 10-KSB, in some cases have affected and in some cases could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward looking statements made herein.

SIGNIFICANT LOSSES

         The Company has incurred losses of $3,166,488 and $5,464,059, respectively, for its fiscal years ended June 30, 1999 and 1998. The Company began marketing its DocStar line of document imaging systems on a national basis in January 1996 which has led to increased costs associated with the product line. The Company will continue to incur these costs in future as it attempts to increase market awareness and sales. Moreover, the Company's prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line and the competitive environment in which the Company operates. There can be no assurance that the Company will be able to achieve profitable operations in future operating periods.

POSSIBLE DELISTING OF SECURITIES FROM NASDAQ SMALLCAP MARKET;PENNY STOCK RULES

         The Company's Common Stock is listed for trading on the Nasdaq SmallCap Market. In order to continue to be listed on Nasdaq, however, the Company must meet certain criteria including one of the following: (i) maintaining $2,000,000 in net tangible assets or (ii) having a market capitalization of at least $35,000,000 or (iii) having net income of $500,000. In addition, the minimum bid price of the Company's Common Stock must be at least $1.00 per share and the market value of the public float must be at least $1,000,000. As of June 30, 1999, the Company had net tangible assets of approximately $1,994,000 and did not satisfy the requirements for market capitalization or net income. As of October 4, 1999, the Company had net tangible assets of approximately $3,000,000. The failure to meet these maintenance criteria may result in the delisting of the Company's Common Stock from Nasdaq, and trading, if any, in the Company's securities would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

         The Company has recently completed a private offering whereby its sold certain of its securities and a percentage interest in its new formed subsidiary, Authentidate.com LLC. The Company realized gross proceeds of approximately $2,000,000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation".

         Although the Company anticipates that the Common Stock will be continue to be listed for trading on Nasdaq, if the Common Stock were to become delisted from trading on Nasdaq and the trading price of the Common Stock were to fall below $5.00 per share on the date the Common Stock was delisted, trading in such securities would also be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company's securities, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell their securities of the Company in the secondary market.

NEED FOR ADDITIONAL FINANCING

         The Company's capital requirements have been and will continue to be significant. The Company has been substantially dependent upon public offerings and private placements of its securities and on short-term and long-term loans from lending institutions to fund such requirements. The Company is expending significant amounts of capital to promote and market DocStar and due to these expenditures, has incurred significant losses to date. The Company, in the future, will need additional funds from loans and/or the sale of equity securities. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to the Company. In the event such funds are not available, the Company may be forced to curtail operations, or, in an extreme situation, cease operations.

AUTHORIZATION AND DISCRETIONARY ISSUANCE OF PREFERRED STOCK.

         The Company's Certificate of Incorporation authorizes the Company's Board of Directors to issue up to 5,000,000 shares of Preferred Stock, from time to time, in one or more series. The Board of Directors is authorized, without further approval of the stockholders, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each new series of Preferred Stock. The Company has previously established 200 shares of Series A Preferred Stock which are owned by John
Botti and Ira Whitman, founders and officers of the Company. The Series A Preferred Stock entitled the holders to elect a majority of the Board of Directors. The existence of such stock could adversely affect the voting power of the holders of Common Stock and, under certain circumstances, make it more difficult for a third party to gain control of the Company, discourage bids for the Common Stock at a premium, or otherwise adversely affect the market price of the Common Stock.

         In addition to the 200 outstanding shares of Series A Preferred Stock, the Company has recently created a Series B Preferred Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

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

CONTROL BY PRESENT MANAGEMENT

          John T. Botti and Ira C. Whitman, the Company's Chairman, Chief Executive Officer and President and Senior Vice-President, respectively, are currently entitled to elect a majority of the directors of the Company through the exercise of the rights and preferences accorded holders of the Company's Series A Preferred Stock. The Series A Preferred Stock allows Messrs. Botti and Whitman to elect a majority of the Company's Board of Directors, subject to certain conditions. The Series A Preferred Stock may make the Company a less attractive acquisition candidate and such power may also discourage or impede offers to acquire the Company not approved by the Board of Directors, including offers for some or all of the shares of the Company's Common Stock at substantial premiums above the then current market value of such shares.

NO DIVIDENDS

         The Company has not paid any dividends on its Common Stock since its inception and does not contemplate or anticipate paying any dividends on its Common Stock in the foreseeable future. Earnings, if any, will be used to finance the development and expansion of the Company's business.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's executive offices and production facilities are located at 2165 Technology Drive, Schenectady, New York 12308. The Company owns the 26,000 square foot building.

         A New York State agency awarded the Company a $1,000,000 grant to build a this facility, which was recently completed.

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

         The following is the range of high and low closing prices for the Company's Common Stock on the Nasdaq SmallCap Market for the periods indicated below:


                                                      High              Low
                                                      ----              ---
Common Stock
Fiscal Year 1999
1st Quarter.........................................  1-1/2               7/8
2nd Quarter.........................................  1-7/8             23/32
3rd Quarter.........................................  1-5/8               7/8
4th Quarter.........................................  1-1/2             15/16

Fiscal Year 1998
1st Quarter.........................................  4                 2-3/4
2nd Quarter.........................................  4-5/16           2-3/32
3rd Quarter.........................................  3-3/4            2-7/16
4th Quarter.........................................  2-7/8            1-9/16

Fiscal Year 1997
1st Quarter.........................................  5-13/16           3-1/4
2nd Quarter.........................................  6-1/4             4-1/4
3rd Quarter.........................................  6-1/2             3-1/8
4th Quarter.........................................  3-9/16            2-3/4

         The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs, or commissions, and do not necessarily represent actual transactions.

         As of September 23, 1999, there were approximately 372 holders of record of the Company's Common Stock. The Company believes there are more than 500 beneficial holders of the Company's Common Stock.

DIVIDEND POLICY

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

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                        YEAR ENDED JUNE 30,
                           1999               1998               1997            1996           1995
STATEMENT OF
OPERATIONS DATA:
Net Sales              $ 17,094,765       $ 33,755,625       $ 53,109,469    $ 30,611,258    $23,949,368
Gross Profit              5,615,468          8,092,566         10,006,736       4,826,693      3,956,846
Net (Loss)/Net           (3,166,488)        (5,464,059)        (2,143,159)     (2,961,039)         3,681
Income
Basic and Diluted
Net(Loss)/Net Income
Per Common Share              (0.43)             (0.74)             (0.30)          (0.55)          0.00


BALANCE SHEET DATA:
Current Assets            9,857,681         12,138,995         13,622,171      13,101,722      8,216,505
Current Liabilities       6,225,966          4,789,896          7,730,498       7,234,849      4,189,083
Working Capital           3,631,715          7,349,099          5,891,673       5,866,873      4,027,422
Total Assets             14,484,984         14,708,454         18,924,765      19,880,037     13,095,479
Total Long Term
Liabilities               5,327,901(1)       3,975,000(2)           1,297          17,949         59,824
Stockholders' Equity      3,335,705          6,478,226         11,192,970      12,627,239      8,846,572

--------------------

(1) Long-term liabilities excluding discount of $404,588.

(2) Long-term liabilities excluding discount of $534,668.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the Company's financial statements, including the notes thereto, contained elsewhere in this Report on Form 10-KSB.

RESULTS OF OPERATIONS

Fiscal Year 1999 Compared to Fiscal Year 1998

Fourth Quarter Adjustments

         The Company realized a consolidated net loss of $3,166,488 ($.43 per share) compared to a consolidated net loss of $5,464,059 ($.74 per share) for the fiscal years ended June 30, 1999 and 1998, respectively. Consolidated net sales totaled $17,094,765 and $33,755,625 for the fiscal years ended June 30, 1999 and 1998, respectively. During the fourth quarter of 1999, the Company recorded an adjustment increasing its net loss for sales made with the right of return by approximately $1,350,000 for which income will not be recognized until sale of the product by the customer. Additionally, a reserve of approximately $186,000 was recorded for claims arising from the sale of SST.

         The consolidated sales decrease is due to the sale of one of the Company's subsidiaries, System Solutions Technology, Inc. (SST) in June 1998 and reductions in DocStar sales. SST had sales of $13,915,029 for the fiscal year ended June 30, 1998. Bitwise sales of the DocStar product line were $7,674,451 and $9,002,203 for fiscal years ended June 30, 1999 and 1998, respectively. In addition, the Company had returnable sales of $3,829,052 which were not recognized as sales. These returnable sales will be recognized when the customers accept the sales as final. The Company's subsidiary DJS Marketing Group, Inc. (DJS) sales were $9,536,994 and $11,219,497 for the fiscal years ended June 30, 1999 and 1998, respectively.

         The Company's net loss improvement is due to a combination of a reduction in Bitwise operating costs and increase in profits from DJS. DJS realized a reduction in sales, however profits increased due to an increase in gross profit margins as DJS shifted its business from hardware sales to a business model that produced more service revenue such as network and Internet services in addition to hardware sales. DJS was also able to reduce operating costs.

         Consolidated gross profit for the fiscal years ended June 30, 1999 and 1998 was $5,615,468 and $8,092,566, respectively. This reduction is mainly due to the sale of SST in June 1998. The consolidated profit margin was 32.8% and 24.0% for the fiscal years ended June 30, 1999 and 1998, respectively. Gross profit margin is defined as gross profit as a percentage of sales. The increase in gross profit margin is due to the sale of SST. Bitwise and its DocStar product has significantly higher gross profit margins than products and services provided by both SST and DJS.

         Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $7,765,234 and $12,251,515 for the fiscal years ended June 30, 1999 and 1998, respectively. S,G&A expenses decreased as a result of the sale of SST, which incurred S,G&A expenses of $2,891,409 for the fiscal year ended June 30, 1998. The remainder of the decrease is due to cost cutting by Bitwise and DJS

         As a percentage of sales, S,G&A costs increased from 36.3% in 1998 to 45.4% in 1999. This increase is due to the sale of SST. Bitwise historically has had higher S,G&A expenses than any of the subsidiary companies because of its organization structure which includes sales, training and service personnel stationed around the country to serve the national dealer network. This has resulted in high payroll and travel and living expenses. In addition, Bitwise incurs significant advertising and marketing costs to market DocStar nationally. The subsidiaries typically sell in a localized area and only employ personnel in their local region and incur minimal advertising and marketing costs.

         Interest expense totaled $630,396 and $939,595 for fiscal years ended June 30, 1999 and 1998, respectively. The decrease is due to the sale of SST which incurred $202,198 of interest expense during the fiscal year ended June 30, 1998. The decrease was also due to lower borrowing levels for DJS offset by higher borrowing levels for Bitwise. Interest rates decreased during the fiscal year ended June 30, 1999 compared to the prior year.

         Product development expenses, excluding capitalized costs and including amortization of capitalized costs relate to software development for the DocStar product line incurred by Bitwise. These costs increased from $230,652 to $248,801 for the fiscal years ended June 30, 1998 and 1999, respectively. Bitwise has a policy of capitalizing qualified software development costs and amortizing those costs over three years as product development expense.

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

         Gross profit for the fiscal year ended June 30,1998 was $8,092,566 compared to $10,006,736 for the prior year. The gross profit margin was 24.0% and 18.8% for years ended June 30,1998 and 1997, respectively. The gross profit margin increased in fiscal 1998 compared to the prior year due to the growth of the Company's DocStar product line which has significantly higher margins than other product lines of the Company. Additionally, the sale of ESI resulted in a lower gross profit.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of long-term debt at June 30, 1999 totaled approximately $4,947,000, net of discounts; $3,975,000 of this amount, undiscounted, relates to convertible notes payable which mature on August 11, 2002 and $1,210,712 relates to a mortgage loan.

         The Company's subsidiary, DJS may utilize a line of credit facility totaling $625,000, of which approximately $256,000 was available at June 30, 1999. This facility is a wholesale inventory credit facility which is supported by a guaranty furnished by one of DJS's vendors and expressly limited for purchase from this vendor. This line is non-interest bearing and payment terms are net 40. The line is collateralized by all assets of DJS.

         The Company's other line of credit for $1,500,000 was terminated by its lender as a result of the Company not being in compliance with all of its loan covenants. At June 30, 1999 the balance was approximately $1,300,000. Subsequent to year end, the Company entered into an agreement with the lender to extend repayment of the outstanding balance until September 30, 2000. The Company was required to make a partial payment to the lender of $600,000 on October 4, 1999 for the repayment of the remaining balance from the proceeds of its recently completed private offering. See "Recently Completed Private Offering". The remaining balance is being paid in weekly installments over one year with interest at prime plus 4%. The President of the Company, John Botti, also agreed to guarantee repayment of the loan balance. The line of credit is secured by the Company's account receivables and inventory, and does not include its new office building which is secured by a mortgage. The Company is attempting to locate a new lender for its inventory financing. There can be no assurance that the Company will be successful in its efforts to obtain alternative inventory financing, and the failure to obtain inventory financing may have an adverse material effect upon the Company's operations.

         In August 1997, the Company concluded an offering with an offshore bank for $4,000,000 in gross proceeds ($3,600,000 net proceeds after expenses) in the form of unsecured, convertible, bearer notes, payable in its entirety on August 11, 2002, with 400,000 detachable Common Stock Purchase Warrants. The $650,411 value of the warrants has been recorded as discount on the debt and is being amortized over the term of the debt. The Notes accrue interest at 8%, payable semiannually in arrears. The holder of $25,000 principal amount or more may convert the notes into common stock commencing November 1, 1997 until August 11, 2002 at the rate of $3.25 per share. As of June 30, 1999, 7,692 common shares were issued pursuant to the conversion of $25,000 of convertible debt into common stock. The principal balance of this debt at June 30, 1999 totaled approximately $3,570,000 net of discounts. The Company did not make its interest payment in the amount of approximately $159,000 to the debtholders which was due on September 1, 1999 until October 1, 1999 but no default has been declared.

         In June 1998, the Company sold SST for $4,000,000 in a stock sale. The Company received approximately $3,600,000 in cash and approximately $400,000 worth of inventory and receivables. In 1999, the Company received a claim for indemnity from the purchaser of SST under the terms of the agreement. The Company has agreed to pay $341,000 over the next fifteen months to settle this claim.

         Property, plant and equipment expenditures totaled $2,402,661 for the year ended June 30, 1999. There were no purchase commitments outstanding. The Company completed the construction of a new office/production facility for approximately $2,300,000 in Schenectady, N.Y. The Company was awarded a grant totalling $1,000,000 from an agency of New York State to be used towards the construction of the facility. The funding is being received in stages as costs are incurred and submitted for reimbursement. The grant stipulates that the Company is obligated to achieve certain annual employment levels at the new site between January 1, 2001 and January 1, 2005 or some or all of the grant will have to be repaid. As of June 30, 1999, $142,189 had been received and is recorded as deferred revenue. The remainder of the financing, $1,400,000, was provided by a local financial institution in the form of a mortgage loan.

         During the fiscal year ended June 30, 1999 the Company incurred a net loss of $3,166,488, and cash used by operating activities totaled $1,864,509. The Company's available cash balance at June 30, 1999 totaled approximately $549,000. At September 30, 1999 the Company's available cash balance was approximately $415,000. One of the Company's lines of credit has been terminated by its lender and the Company is currently paying off the outstanding balance. To date, the Company has been largely dependent on its ability to sell additional shares of its common stock or other financing to fund its operating deficits. Under its current operating plan to obtain a national acceptance of the DocStar product line and to introduce the new Authentidate technology, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of its products and the Company's ability to reduce overhead costs. If the Company is unable to attain projected sales levels for DocStar and other products, or is unable to implement cost reduction strategies, it may be necessary to raise additional capital to fund operations and meet its obligations. There is no assurance that such funding will be available, if needed.

system and the Company's ability to reduce overhead costs. If the Company is unable to attain projected sales levels for its DocStar systems, is unable to implement cost reduction strategies, or fails to comply with debt covenant requirements, it may be necessary to raise additional capital to fund operations and meet its obligations.

RECENTLY COMPLETED PRIVATE OFFERING

         On October 4, 1999, the Company closed three concurrent private offerings. In the first offering, the Company sold 740,000 units at an aggregate offering price of $740,000, each unit consisting of two shares of common stock and two Series B common stock purchase warrants (the "Series B Warrants"). The Series B Warrants entitle the holder to purchase one share of common stock at an exercise price of $1.375 per share during the offering period commencing on the date of issuance and terminating five years thereafter. The Series B warrants are redeemable at any time commencing one year after issuance at the option of the Company with not less than 30 nor more than 60 days written notice to the registered holders at a redemption price of $.05 per warrant provided; (i) The public sale of the shares of common stock issuable upon exercise of the Series B warrants are covered by a tentative registration statement; and (ii) During each of the immediately preceding 20 consecutive trading days ending within 10 days of the date of the notice of redemption, the closing bid price of the Company's common stock is at least $3.25 per share.

         In the second offering, the Company sold 50,000 shares of a newly created class of Series B convertible cumulative preferred stock (the "Series B Preferred Stock). The Series B preferred stock was sold at $25.00 per share for an aggregate offering price of $1,250,000. Dividends on the Series B Preferred Stock are payable at the rate of 10% per annum, semi-annually in cash. Each share of Series B Preferred Stock is convertible into shares of the Company's common stock or is converted into such number of shares of the common stock as shall equal $25.00 divided by the conversion price of $1.875 per share subject to adjustment under certain circumstances. Commencing three years after the closing, the conversion price shall be the lower of $1.875 per share or the average of the closing bid and asked price of the Company's common stock for the 10 consecutive trading days immediately ending one trading day prior to the notice of the date of conversion;

provided, however, that the holders are not entitled to convert more than 20% of the Series B preferred shares held by such holder on the third anniversary of the date of issuance per month. The Series B Preferred Stock is redeemable at any time commencing one year after issuance or not less than 30 nor more than 60 days written notice at a redemption price of $25 plus accrued and unpaid dividends provided; (i) the public sale of the shares of common stock issuable upon conversion of the Series B preferred Stock (the "Conversion Shares") are covered by an effective registration statement or are otherwise exempt from registration; and (ii) during the immediately preceding 20 consecutive trading days ending within 10 days of the date of the notice of redemption, the closing bid price of the Company's Common Stock is not less than $3.75 per share.

         Commencing 34 months after the Closing, the Series B Preferred Stock is redeemable at the option of the Company without regard to the closing price of the Company's Common Stock.

         The Company also created a new subsidiary, Authentidate.Com, LLC through which it will market its new Internet service which allows for the verification of the authenticity of digital images. In connection with the above offerings, the purchasers were granted the right to purchase 20% of Authentidate.Com, LLC for $100,000. In addition, the purchasers were issued an aggregate of 999,999 Series C common stock purchase warrants (the "Series C Warrants"). The Series C Warrants are redeemable at any time commencing six months after issuance, on not less than 30 nor more than 60 days written notice to registered holders at a redemption price equal to $.05 per Warrant, provided
(i) the public sale of the shares of common stock issuable upon exercise of the Series C Warrants (the "Warrant Shares") are covered by an effective registration statement or are otherwise exempt from registration; and (ii) during each of the immediately preceding 20 consecutive trading days ending within 10 days of the date of the notice of redemption, the closing bid price of the Company's common stock is not less than 120% of the current exercise price of the Series C Warrants.

         The Series C Warrants were also divided into three equal classes of 333,3333 each to provide for varying exercise prices. The exercise price of the Series C Warrants is as follows:

       Class I                    $1.50 per share of Common Stock, increasing
                                  (i) $.75 per share thirty days after the effective date of the registration statement covering the underlying shares (the "Registration Statement"); (ii) an additional $.75 per share seven months after the effective date of the Registration Statement; and (iii) an additional $.75 per share 13 months after the effective date of the Registration Statement, subject to adjustment for stock splits and corporate reorganizations.

       Class II                   $1.50 per share of Common Stock, increasing
                                  (i) $.75 per share sixty days after the
                                  effective date of the Registration Statement;
                                  (ii) an additional $.75 per share seven months after the effective date of the Registration Statement; and (iii) an additional $.75 per share 13 months after the effective date of the Registration Statement, subject to adjustment for stock splits and corporate reorganizations.

       Class III                  $1.50 per share of Common Stock, increasing
                                  (i) $.75 per share ninety days after the effective date of the Registration Statement;
                                  (ii) an additional $.75 per share seven months after the effective date of the Registration
                                  Statement; and (iii) an additional $.75 per share 13 months after the effective date of the Registration Statement, subject to adjustment for stock splits and corporate reorganizations.

         The Company received gross proceeds of approximately $2,000,000. The Company has utilized the proceeds of the three offerings as follows: approximately $600,000 has been utilized to repay a portion of the Company's line of credit; approximately $400,000 will be utilized to develop the Authentidate.com business; approximately $160,000 was utilized to make a past due interest payment on the Company's outstanding 8% convertible notes, and the remainder has been reserved for working capital. The Company incurred offering expenses of approximately $60,000.

EFFECTS OF INFLATION AND CHANGING PRICES

         The impact of general inflation on the Company's operations has not been significant to date and the Company believes inflation will continue to have an insignificant impact on the Company. However, price deflation in the major categories of components purchased by the Company has been substantial and is anticipated to continue through fiscal 2000. Typically, new components such as new generations of microprocessors and new optical disk drive technologies etc. are introduced at premium prices, by its vendors. During this period, the Company earns lower margins on its products. As the life cycle progresses competitive pressures could force vendor prices down and thus improve the Company's profit margins. The Company does not believe that competitive pressures will require it to lower its DocStar selling price. Because much of DJS's business is service-related, price deflation has less of an impact on DJS's profits.

NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement became effective for annual and interim financial statements beginning the fiscal year ending June 30, 1999, and will require reclassifications of prior periods. The Company had no other comprehensive income to report for the years ended June 30, 1999 and 1998.

         In June 1997, The Financial Accounting Standards Board also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires expanded reporting of information about operating segments in interim and annual financial statements, including certain descriptive information about products and services, geographic areas, and major customers. This statement became effective for annual financial statements beginning the fiscal year ending June 30, 1999, and for interim periods beginning the fiscal year ending 2000.

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

YEAR 2000 COMPLIANCE

         The Year 2000 creates risks for the Company if the computers, software and other equipment utilizing microprocessors do not correctly recognize and process date information beyond the year 1999. The Company is addressing this issue by performing a survey on all of their desktops and servers to ensure Year 2000 compliance. The survey concluded that all of the Company's in-house work systems use hardware that is that 100% Year 2000 compliant. Most of the Company's software and operating systems are Microsoft(TM) based and are believed to be Year 2000 compliant. The Company's product hardware is fully Year 2000 compliant and the software is Year 2000 compliant in the latest version
2.30. Because the DocStar System is a relatively new system, it was designed to handle a four (4) digit year. In addition, the Company is in the process of surveying their critical vendors for Year 2000 compliance. However, the Company does not believe there would be significant difficulties finding alternate supply services should the need arise.

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

                  The Financial Statements and Supplementary Data Schedule are annexed hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

         The executive officers and directors of the Company are as follows:

                  NAME             AGE           OFFICE
         John T. Botti              35       President, Chief Executive
                                             Officer and Chairman of the
                                             Board

         Ira C.  Whitman            36       Senior Vice-President--Research
                                             and Development, Secretary and
                                             Director

         Steven A. Kriegsman        56       Director

         J. Edward Sheridan         62       Director

         Charles C. Johnston        63       Director

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

         J. Edward Sheridan joined the Board of Directors in June, 1992. From 1985 to the present, Mr. Sheridan served as the President of Sheridan Management Corp. From 1975 to 1985, Mr. Sheridan served as the Vice President of Finance and Chief Financial Officer of AMF. From 1973 to 1975, he was Vice President and Chief Financial Officer of Fairchild Industries. From 1970 to 1973 he was the Vice President, Corporate Finance of F.S. Smithers. From 1967 to 1970 Mr. Sheridan was the Director of Acquisitions of Westinghouse Electric. From 1964 to 1967 he was employed by Corporate Equities, Inc., a venture capital firm, Mr. Sheridan holds an M.B.A. from Harvard University and a B.A. from Dartmouth College.

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

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has three (3) Committees: Audit, Compensation and Executive Committee.

         Audit Committee. The members of the Audit Committee are J. Edward Sheridan and Charles Johnston. The Audit Committee acts to: (i) acquire a complete understanding of the Corporation's audit functions; (ii) review with management the finances, financial condition and interim financial statements of the Corporation; (iii) review with the Corporation's independent auditors the year-end financial statements; and (iv) review implementation with the independent auditors and management any action recommended by the independent auditors. During the fiscal year ended June 30, 1999, the Audit Committee met on one occasion.

         Executive Committee. The members of the Executive Committee are John Botti and Ira C. Whitman. The Executive Committee has all of the powers of the Board of Directors except it may not; (i) amend the Certificate of Incorporation or Bylaws; (ii) enter into agreements to borrow money in excess of $250,000;
(iii) to grant security interests to secure obligations of more than $250,000;
(iv) authorize private placements or public offerings of the Company's securities; (v) authorize the acquisition of any major assets or business or change the business of the Corporation; or (vi) authorize any employment agreements in excess of $75,000. The Executive Committee meets when actions must be approved in an expedient manner and a meeting of the Board of Directors cannot be convened. During Fiscal 1999, the Executive Committee did not deem it necessary to meet.

         Compensation Committee. The members of the Compensation Committee are Steven Kriegsman and J. Edward Sheridan. The Compensation Committee functions include administration of the Corporation's 1992 Employee Stock Option Plan and Non-Executive Director Stock Option Plan and negotiation and review of all employment agreements of executive officers of the Corporation. During the fiscal year ended June 30, 1999, the Compensation Committee held one meeting.

MEETINGS OF THE BOARD OF DIRECTORS

         During the fiscal year ended June 30, 1999, the Board of Directors of the Company met on three occasions and voted by unanimous written consent on two occasions. No member of the Board of Directors attended less than 50% of the aggregate number of (i) the total number of meetings of the Board of Directors or (ii) the total number of meetings held by all Committees of the Board of Directors.

CERTAIN REPORTS

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and officers, and persons who own, directly or indirectly, more than 10% of a registered class of the Corporation's equity securities, to file with the Securities and Exchange Commission ("SEC") reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such reports received by the Company, the Company believes that all Section 16(a) filing requirements applicable to officers, directors and 10% shareholders were complied with during the 1999 fiscal year.

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

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

                                                                                                            LONG TERM
                                                                                                       COMPENSATION AWARDS

                                                                                                                       NO. OF
                                                                                                                     SECURITIES
          NAME AND                                                              OTHER             RESTRICTED          UNDERLYING
          PRINCIPAL        FISCAL                                               ANNUAL              STOCK             OPTIONS/
          POSITION          YEAR         SALARY              BONUS           COMPENSATION           AWARD(S)            SARS
John Botti                  1999        $132,794(1)           0(1)             $1,702(2)              0(3)                0
 Chairman,                  1998        $121,000              0                $1,702                 0                   0
 President and              1997        $110,000              0                $1,415                 0                   0
 Chief Executive
 Officer

(1) Pursuant to the terms of his employment agreement dated July 1, 1995, Mr. Botti is to receive a cash bonus each year during the term of agreement equal to 3% of the pre-tax profits of the Company, which criteria was not met in 1998, 1997 or 1996, therefore, no bonuses were issued. Additionally, Mr. Botti is entitled to receive approximately $132,000 in salary per year. See "Employment Agreements."

(2) Includes: (i) for 1999, an automobile and expenses of $1,500 and the payment of premiums on term life insurance policy of $202; (ii) for 1997, an automobile and expenses of $1,500 and the payment of premiums on a term life insurance policy of $202; and (iii) for 1997, an automobile and expenses of $1,213 and the payment of premiums on a term life insurance policy of $202.

(3) No restricted stock awards were granted to Mr. Botti in fiscal 1999. Mr. Botti, however, owned 233,853 restricted shares of the Company's Common

         Stock on June 30, 1999, the market value of which was approximately $226,604 on such date, without giving effect to the diminution in value attributed to the restriction on such shares.

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

                     AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES

                            Shares                         Number of Unexercised           Value of Unexercised In-the-
                           Acquired                       Options as of June 30,                   Money Options
                              on            Value                  1999                         at June 30, 1999(1)
Name                       Exercise       Realized       Exercisable/Unexercisable           Exercisable/Unexercisable
John T. Botti                  0             --                  835,185/0                            6,406/0

------------------------

(1) Based upon the closing bid price ($.969 per share) of the Company's Common Stock on June 30, 1999 less the exercise price for the aggregate number of shares subject to the options.

EMPLOYMENT AGREEMENTS

          Effective July 1, 1995, the Company entered into a new employment agreement with Mr. Botti for a five year term ending

June 30, 2000. The employment agreement provides for (i) annual compensation of $100,000 for the first year of the agreement, increasing by 10% in each year thereafter; (ii) a bonus of 3% of the Company's pre-tax net income, with such additional bonuses as may be awarded in the discretion of the Board of Directors; (iii) the award of non-qualified stock options to purchase 600,000 shares of the Company's common stock at an exercise price of $1.5625 per share of which 100,000 vested in on June 30, 1995, 125,000 vested on June 30, 1996 and 125,000 vest on each of June 30, 1997, 1998 and 1999; (iv) certain insurance and severance benefits and (v) automobile and expenses.

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

STOCK OPTION PLANS

         In April 1992, the Company adopted the 1992 Employees Stock Option Plan (the "1992 Plan") which provided for the grant of options to purchase up to 600,000 shares of the Company's Common Stock. On January 26, 1995, the stockholders of the Company approved an amendment to the 1992 Plan to increase the number of shares of Common Stock available under the 1992 Plan to 3,000,000 shares. Under the terms of the 1992 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISOs"). As of June 30, 1999, there were outstanding 1,984,870 options under the 1992 Plan with exercise prices ranging from $.34 to $7.125.

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

         As of June 30, 1999, there are outstanding 130,000 options under the Director Plan with exercise prices from $1.00 to $5.13.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of September 23, 1998 with respect to (i) each director and each executive officer, (ii) all directors and officers as a group, and (iii) the persons (including any "group" as that term is used in Section l3(d)(3) of the Securities Exchange Act of
l934), known by the Corporation to be the beneficial owner of more than five (5%) percent of the Corporation's Common Stock and Series A Preferred Stock.

      TYPE OF          NAME AND ADDRESS OF           AMOUNT AND NATURE      PERCENTAGE
       CLASS            BENEFICIAL HOLDER              OF BENEFICIAL         OF CLASS
                                                       OWNERSHIP (1)
Common                John T. Botti                      944,683 (2)           10.8%
                      c/o Bitwise Designs
                      2165 Technology Drive
                      Schenectady, NY 12308

Common                Ira C. Whitman                     667,239 (3)            7.6%
                      c/o Bitwise Designs
                      2165 Technology Drive
                      Schenectady, NY 12308

Common                Steven Kriegsman                    40,000 (4)            0.5%
                      c/o Bitwise Designs
                      2165 Technology Drive
                      Schenectady, NY 12308

Common                Dennis Bunt                         74,216 (5)            0.8%
                      c/o Bitwise Designs
                      2165 Technology Drive
                      Schenectady, NY 12308

Common                J. Edward Sheridan                  70,000 (6)            0.8%
                      c/o Bitwise Designs
                      2165 Technology Drive
                      Schenectady, NY 12308

Common                Charles Johnston                    40,000 (4)            0.5%
                      c/o Bitwise Designs
                      2165 Technology Drive
                      Schenectady, NY 12308

Series A              John T. Botti                          100 (7)             50%
Preferred             c/o Bitwise Designs
Stock                 2165 Technology Drive
                      Schenectady, NY 12308

Series A              Ira C. Whitman                         100 (8)             50%
Preferred             c/o Bitwise Designs
Stock                 2165 Technology Drive
                      Schenectady, NY 12308

Directors/Officers as a group                          1,836,338               20.7%
(2)(3)(4)(5)(6)(7)(8)

(1) Unless otherwise indicated below, each director, officer and 5% shareholder has sole voting and sole investment power with respect to all shares that he beneficially owns.

(2) Includes vested stock options to purchase 710,185 shares of Common Stock.

(3) Includes vested stock options to purchase 435,185 shares of Common Stock.

(4)      Includes vested options to purchase 40,000 shares of Common
         Stock.

(5) Includes vested options to purchase 71,333 shares of Common Stock and excludes nonvested options to purchase 6,667 shares of Common Stock. Includes 1,000 shares of Common Stock owned by Mr. Bunt's wife.

(6)      Includes vested options to purchase 70,000 shares of Common
         Stock.

(7) See footnote (2). Each share of Series A Preferred Stock is entitled to ten (10) votes per share.

(8) See footnote (3). Each share of Series A Preferred Stock is entitled to ten (10) votes per share.

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


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT
                  SCHEDULES AND REPORTS ON FORM 8-K

a)(1)             Financial Statements

                  The following Financial Statements of the Company are included in Part II, Item 8 of this report:


                  Report of Independent Accountants
                  Consolidated Balance Sheets as of June 30, 1999 and 1998 Consolidated Statements of Operations for the years ended June 30, 1999 and 1998
                  Consolidated Statements of Shareholders'
                  Equity for the years ended June 30, 1999 and 1998
                  Consolidated Statements of Cash Flows for the years ended June 30, 1999 and 1998
                  Notes to Consolidated Financial Statements

a)(2)             Financial Statement Schedules

                  The following consolidated financial statements schedule for each of the two years in the period ended June 30, 1999 is included pursuant to item 14 (d):


                  Report of PricewaterhouseCoopers LLP on Financial Statements Schedule

                  Schedule II, Valuation and Qualifying Accounts

(b)               Reports on Form 8-K

                  During the quarter ended June 30, 1999 the Company filed the following reports: None

(c)               Exhibits

                  The following exhibits, designated by an asterisk (*), have been previously filed with the Commission and, pursuant to 17 C.F.R. Section230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.


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

2.2* Agreement and Plan of Merger between Bitwise Designs, Inc. and Systems Solutions, Inc. dated April 29, 1994

3.1* Certificate of Incorporation of Bitwise Designs, Inc.- Delaware (Exhibit 3.3.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

3.1.1*            Certificate of Designation of Series B Preferred Stock

3.2* By-Laws (Exhibit 3.2 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.1* Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246- NY)

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

10.14* Agreement with Prime Computer, Inc. (Exhibit 10.14 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.15* Agreement with Mentor Computer Graphics Ltd. (Exhibit 10.15 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.16* Agreement with Robert W. Schwartz, Inc. dated February 10, 1992 (Exhibit 10.16 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.17* Form of Financial Consulting Agreement with the Underwriter (Exhibit 10.17 to the Registration Statement on form SB-2, File No. 33-76494)

10.18* Financing Agreement by and among Maryland Industrial Development Financing Authority, JED Associates, State National Bank of Maryland, Electronic Marketing Associates, Inc. (name was changed to System Solutions Technology, Inc.), Trimarc Systems Incorporated and Intermec Mid-Atlantic Corporation dated December 11, 1985 (Exhibit 10.18 to the Registration Statement on form SB- 2, File No. 33-76494)

10.19* Maryland Industrial Development Financing Authority Limited Obligation Economic Development Revenue Bond (Exhibit 10.19 to the Registration Statement on form SB- 2, File No. 33-76494)

10.20* Cross-Collateral Security Agreement between NationsCredit Corporation, Bitwise Designs, Electrograph Systems, Inc. and System Solutions Technology, Inc. dated July 18, 1995.

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

                                              BITWISE DESIGNS, INC.

                                              By: /s/John T. Botti
                                                 --------------------------
                                                 John T. Botti
                                                 President, Chairman of the
                                                 Board and Chief Executive
                                                 Officer
Dated:  October 4, 1999

         Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons in the capacities and on the dates indicated:

         Signature                 Capacity                     Date
         ---------                 --------                     ----
/s/John T. Botti             President, Chairman         October 4, 1999
------------------------     of the Board and Chief      ------------------
John T. Botti                Executive Officer

/s/Ira C. Whitman            Senior Vice President       October 4, 1999
------------------------     and Director                ------------------
Ira C. Whitman

/s/Steven A. Kriegsman       Director                    October 4, 1999
------------------------                                 ------------------
Steven A. Kriegsman

/s/J. Edward Sheridan        Director                    October 4, 1999
------------------------                                 ------------------
J. Edward Sheridan

/s/Charles C. Johnston       Director                    October 4, 1999
------------------------                                 ------------------
Charles C. Johnston

/s/Dennis H. Bunt            Chief Financial             October 4, 1999
------------------------     Officer and Principal       ------------------
Dennis H. Bunt               Accounting Officer

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and
Shareholder of Bitwise Designs and Subsidiaries, Inc.

Our audits of the consolidated financial statements referred to in our report dated August 23, 1999, except for Note 5 and Note 18 for which the date is October 4, 1999, appearing in the 1999 Annual Report to Shareholders of Bitwise Designs, Inc. and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                                  /s/ PricewaterhouseCoopers LLP



Albany, New York
October 4, 1999

BITWISE DESIGNS, INC. AND SUBSIDIARIES

VALUATIONS AND QUALIFYING ACCOUNTS                                   SCHEDULE II


           Column A            Column B                     Column C                         Column D              Column E
           --------            --------                     --------                         --------              --------

                                                                     Additions
                              Balance at         Additions          Charged to
                              Beginning         Charged To             Other                                     Balance At End
         Description          of Period           Expense           Accounts (a)            Deductions (b)         Of Period
         -----------          ---------         ----------          ------------            --------------       --------------
Allowance for doubtful
accounts

Year ended June 30:
1999 . . . . . . .             480,229            145,983                -                   (205,194)               421,018
1998 . . . . . . .             189,126            416,780                -                   (125,677)               480,229

Reserve for slow moving
or obsolete inventory

Year ended June 30:
1999 . . . . . . .             714,385            258,854                -                   (697,605)              275,634
1998 . . . . . . .             301,370            726,705                -                   (313,690)              714,385


----------
         (a) Additions related to acquisition of subsidiaries
         (b) Deductions due to writedowns and sales of subsidiaries

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                      (AND REPORTS OF INDEPENDENT ACCOUNTANTS)

CONTENTS

                                                   Page
                                                   ----
REPORT OF INDEPENDENT ACCOUNTANTS                   F-1

CONSOLIDATED FINANCIAL STATEMENTS

       Balance sheets                               F-2

       Statements of operations                     F-3

       Statements of shareholders' equity           F-4

       Statements of cash flows                     F-5

       Notes to consolidated financial statements   F-6-22

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Bitwise Designs, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Bitwise Designs, Inc. and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

August 23, 1999, except for Note 5 and
 Note 18, for which the date is
 October 4, 1999

BITWISE DESIGNS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 1999 and 1998

                                    ASSETS                                       1999           1998
                                                                                 ----           ----
Current assets:
         Cash and cash equivalents                                          $    549,097    $  4,000,370
         Accounts receivable, net of allowance for doubtful accounts of
              $421,018 in 1999 and $480,229 in 1998                            5,141,178       4,609,807
         Due from related parties                                                 48,094          48,422
         Inventories                                                           3,824,387       3,210,868
         Income taxes receivable                                                  12,130           3,291
         Prepaid expenses and other current assets                               282,795         266,237
                                                                            ------------    ------------
                    Total current assets                                       9,857,681      12,138,995

Property and equipment, net                                                    2,949,458         776,925

Other assets:

         Software development costs, net of accumulated amortization of
              $300,510 in 1999 and $185,818 in 1998                              129,993          88,391
         Excess of cost over net assets of companies acquired, net             1,341,239       1,422,526
         Deferred financing costs                                                165,989         244,109
         Other assets                                                             40,624          37,508
                                                                            ------------    ------------
                    Total assets                                            $ 14,484,984    $ 14,708,454
                                                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

         Borrowings under lines of credit                                   $  1,274,779    $  1,673,275
         Current portion of mortgage payable                                      23,781
         Accounts payable                                                      3,852,032       2,294,192
         Accrued expenses and other current liabilities                        1,075,374         822,429
                                                                            ------------    ------------
                    Total current liabilities                                  6,225,966       4,789,896

Long-term debt, net                                                            4,781,124       3,440,332
Deferred grant                                                                   142,189
                                                                            ------------    ------------
                    Total liabilities                                         11,149,279       8,230,228
                                                                            ------------    ------------

Commitments

Shareholders' equity
         Preferred stock, Series A - $.10 par value,
            5,000,000 shares authorized:
              200 shares issued and outstanding ($1.00 liquidation value)             20              20
         Common stock, $.001 par value; 20,000,000 shares authorized:
              7,410,745 shares issued                                              7,411           7,411
         Additional paid-in capital                                           19,846,126      19,822,159
         Accumulated deficit                                                 (16,441,133)    (13,274,645)
                                                                            ------------    ------------
                                                                               3,412,424       6,554,945
         Less cost 28,082 shares of common stock in treasury                     (76,719)        (76,719)
                                                                            ------------    ------------
                    Total shareholders' equity                                 3,335,705       6,478,226
                                                                            ------------    ------------

                    Total liabilities and shareholders' equity              $ 14,484,984    $ 14,708,454
                                                                            ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

BITWISE DESIGNS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 1999 and 1998

                                                    1999           1998
                                                    ----           ----
Net sales                                      $ 17,094,765    $ 33,755,625

Cost of goods sold                               11,479,297      25,663,059
                                                 ----------      ----------

              Gross profit                        5,615,468       8,092,566
                                                 -----------     -----------

Selling, general and administrative expenses      7,765,234      12,251,515

Product development expenses                        248,801         230,652
                                                 -----------     -----------

              Total operating expenses            8,014,035      12,482,167
                                                 -----------     -----------

              Loss from operations               (2,398,567)     (4,389,601)
                                                 -----------     -----------

Other income (expense):

         Interest and other income                  107,208         163,126

         Loss on sale of subsidiary                (249,568)       (255,888)

         Interest expense                          (630,396)       (939,595)
                                                 -----------     -----------
                                                   (772,756)     (1,032,357)
                                                 -----------     -----------
              Loss before income taxes           (3,171,323)     (5,421,968)

Income tax (benefit) expense                         (4,835)         42,101
                                                 -----------     -----------
              Net loss                           $(3,166,488)    $(5,464,059)
                                                 ===========     ===========
Per share amounts:

         Net loss per common share               $     (.43)     $     (.74)
                                                 ===========     ===========



The accompanying notes are an integral part of the consolidated financial statements.

BITWISE DESIGNS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended June 30, 1999 and 1998

                                                               PREFERRED STOCK                COMMON STOCK
                                                            ------------------------       --------------------
                                                            NUMBER OF   $.10 PAR           NUMBER OF  $.001 PAR
                                                             SHARES      VALUE              SHARES     VALUE
                                                            ---------   ------------       ---------  ---------


Balance, July 1, 1997                                            200    $         20       7,367,720   $      7,368

Stock options exercised                                                                       35,333             35

Detachable warrants issued in connection with convertible note

Warrants issued for non-employee services

Acquisition of shares through note default (27,744 shares)

Conversion of debt to common shares                                                            7,692              8

Net loss
                                                                 ---    ------------       ---------   ------------

Balance, June 30, 1998                                           200    $         20       7,410,745   $      7,411

Warrants issued for non-employee services

Net loss
                                                                 ---    ------------       ---------   ------------

Balance, June 30, 1999                                           200    $         20       7,410,745   $      7,411
                                                                 ===    ============       =========   ============



                                                                                                              TOTAL
                                                            PAID-IN        ACCUMULATED     TREASURY        SHAREHOLDERS'
                                                            CAPITAL          DEFICIT        STOCK             EQUITY
                                                            -------        ------------    --------        -------------


Balance, July 1, 1997                                       $ 18,996,591   $ (7,810,586)   $       (423)   $ 11,192,970

Stock options exercised                                           82,255                                         82,290

Detachable warrants issued in connection with
        convertible note                                         650,411                                        650,411

Warrants issued for non-employee services                         67,910                                         67,910

Acquisition of shares through note default (27,744 shares)                                      (76,296)        (76,296)

Conversion of debt to common shares                               24,992                                         25,000

Net loss                                                                     (5,464,059)                     (5,464,059)
                                                            ------------   ------------    ------------    ------------

Balance, June 30, 1998                                      $ 19,822,159   $(13,274,645)   $    (76,719)   $  6,478,226

Warrants issued for non-employee services                         23,967                                         23,967

Net loss                                                                     (3,166,488)                     (3,166,488)
                                                            ------------   ------------    ------------    ------------

Balance, June 30, 1999                                      $ 19,846,126   $(16,441,133)   $    (76,719)   $  3,335,705
                                                            ============   ============    ============    ============





The accompanying notes are an integral part of the consolidated financial statements.

BITWISE DESIGNS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 1999 and 1998

                                                                                  1999         1998
                                                                                  ----         ----
Cash flows from operating activities:
         Net loss                                                             $(3,166,488)  $(5,464,059)
         Adjustments to reconcile net loss to net cash
                    used in operating activities:

                    Depreciation and amortization                                 637,186       813,392
                    Provision for doubtful accounts receivable                    (60,694)      416,780
                    Loss on sale of subsidiary                                    249,568       255,888
                    Non-cash compensation expense                                                67,910
                    Changes in operating assets and liabilities:

                         Accounts receivable and due from related parties        (470,349)     (741,608)
                         Inventories                                             (613,519)   (1,482,031)
                         Prepaid expenses and other current assets                  7,409      (113,863)
                         Accounts payable and accrued expenses                  1,561,217     1,301,813
                         Income taxes receivable                                   (8,839)        5,359
                                                                               ----------    ----------
                                    Net cash used in operating activities      (1,864,509)   (4,940,419)
                                                                               ----------    ----------

Cash flows from investing activities:

         Purchases of property and equipment                                   (2,402,661)     (250,162)
         Trademarks acquired                                                       (2,500)
         Patent costs                                                             (17,105)
         Software development costs                                              (156,293)      (77,392)
         Proceeds from sale of businesses                                                     3,600,000
         Other                                                                     13,609        (1,500)
                                                                               ----------    ----------
                                    Net cash provided by (used in) investing
                                       activities                              (2,564,950)    3,270,946
                                                                               ----------    ----------

Cash flows from financing activities:

         Increase (decrease) in borrowings under line of credit, net             (398,496)     (873,836)
         Proceeds from borrowings on long-term debt                                           4,000,000
         Proceeds from borrowings on mortgage obligation                        1,234,493
         Principal payments on long-term debt                                                    (1,601)
         Receipt of deferred revenue from economic development grant              142,189
         Principal payments on capital lease obligations                                        (10,277)
         Stock options exercised                                                                 82,290
         Payment of deferred offering and financing costs                                      (390,580)
                                                                               ----------    ----------
                               Net cash provided by financing activities          978,186     2,805,996
                                                                               ----------    ----------
Net increase (decrease) in cash and cash equivalents                           (3,451,273)    1,136,523

Cash and cash equivalents, beginning of year                                    4,000,370     2,863,847
                                                                               ----------    ----------

Cash and cash equivalents, end of year                                           $549,097    $4,000,370
                                                                               ==========    ==========


The accompanying notes are an integral part of the consolidated financial statements.

BITWISE DESIGNS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of business and business continuity:

          Bitwise Designs, Inc. (Bitwise) and its subsidiary DJS Marketing Group, Inc. (DJS), collectively referred to as the "Company," are engaged in the manufacture and distribution of document imaging systems, personal computers and related peripheral equipment, components and accessories as well as network integration and Internet services and products. Bitwise sells a line of document imaging systems which it markets nationally under the tradename "DocStar."

          In August 1994, Bitwise acquired Electrograph Systems, Inc. (Electrograph), a value-added distributor of microcomputer peripherals, components and accessories throughout the East Coast of the United States. In April 1997, Bitwise sold Electrograph, which was structured as an asset sale with all liabilities assumed by the purchaser. Simultaneously with its acquisition of Electrograph in 1994, Bitwise acquired System Solutions Technology, Inc. (SST), a value-added distributor of advanced technology industrial computers and computer peripherals. In June 1998 Bitwise sold SST in a stock sale.

          In March 1996, Bitwise acquired DJS Marketing Group, Inc. DJS distributes personal computer systems, workstations and peripheral equipment. In addition, DJS offers systems integration, network, internet and hardware repair services. Subsequent to the acquisition of DJS, Bitwise transferred its personal computer division to DJS.

          In June 1999, Bitwise established a majority owned subsidiary, Authentidate.com LLC (Authentidate), to engage in a new business line of providing end users with a service which will (a) accept and store e-mail from networks and personal computers throughout the world and from different operating systems via the internet, (b) allow for confirmation of acceptance of all e-mails sent to the system, (c) produce confirmation of receipt of e-mail, and (d) provide a technology that can verify the authenticity of digital images by employing a secure clock that will date stamp the images when received. To date, Authentidate's operations have been limited to developing the technology for its services and home page.

          During the fiscal year ended June 30, 1999 the Company incurred a net loss of $3,166,488, and cash used by operating activities totaled $1,864,509. The Company's available cash balance at June 30, 1999 totaled approximately $549,000. One of the Company's lines of credit has been terminated by its lender and the Company is currently paying off the outstanding balance (see Note 5). To date, the Company has been largely dependent on its ability to sell additional shares of its common stock or other financing to fund its operating deficits. Under its current operating plan to obtain a national acceptance of the DocStar product line and to introduce the new Authentidate technology, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of its products and the Company's ability to reduce overhead costs. If the Company is unable to attain projected sales levels for DocStar and other products, or is unable to implement cost reduction strategies, it may be necessary to raise additional capital to fund operations and meet its obligations. There is no assurance that such funding will be available, if needed.

     Principles of consolidation:

          The consolidated financial statements include the accounts of Bitwise Designs, Inc. and its subsidiaries, which are wholly-owned. The accounts of the subsidiaries have been consolidated since the acquisition date. All material intercompany balances and transactions have been eliminated in consolidation.

BITWISE DESIGNS, INC. AND SUBSIDIARIES

     Cash equivalents:

          The Company considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents. At June 30, 1999 and 1998, cash equivalents were composed primarily of investments in commercial paper and overnight deposits.

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

     Software development costs:

          Software development and modification costs incurred subsequent to establishing technological feasibility are capitalized and amortized based on anticipated revenue for the related product with an annual minimum equal to the straight-line amortization over the remaining economic life of the related products (generally three years). Software development costs capitalized during 1999 and 1998 amounted to $156,293 and $77,392, respectively. Amortization expense related to software development costs for the years ended June 30, 1999 and 1998 was $114,692 and $70,060, respectively.

     Excess of cost over net assets of companies acquired:

          Excess of cost over net assets of companies acquired (goodwill) is being amortized on a straight-line basis over 20 years.

          The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. The amortization charged against earnings in 1999 and 1998 was $81,287 and $234,380, respectively. Accumulated amortization at June 30, 1999 and 1998 was $282,002 and $200,715, respectively.

BITWISE DESIGNS, INC. AND SUBSIDIARIES

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

     Revenue recognition and warranty provisions:

          Revenue from the sale of products is recognized when the products are shipped to customers unless such shipments are with right of return, in which case, revenue is recognized upon sale of the product. The Company provides a one year warranty on products it manufactures. On products distributed for other manufacturers, the original manufacturer warranties the product. Warranty expense was not significant to any of the years presented.

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

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. This statement is effective for annual and interim financial statement beginning the fiscal year ending June 30, 1999, and requires reclassifications of prior periods. The Company had no other comprehensive income to report for the years ended June 30, 1999 and 1998.

     Advertising expenses:

          The Company recognizes advertising expenses as incurred. Advertising and promotion expense for 1999 and 1998, was approximately $331,000 and $1,175,000, respectively.

     Fourth quarter adjustments:

          The Company realized a consolidated net loss of $3,166,488, or $.43 per share, compared to a consolidated net loss of $5,464,059, or $.74 per share, for the years ended June 30, 1999 and 1998, respectively. Consolidated net sales totaled $17,094,765 and $33,755,625 for the years ended June 30, 1999 and 1998, respectively. During the fourth quarter of 1999, the Company recorded an adjustment to net loss for sales made with the right of return of approximately $1,761,000 for which income will not be recognized until sale of the product by the customer. Additionally, a reserve of approximately $183,000 was recorded for claims arising from the sale of SST. During the fourth quarter 1998, the Company's operating results included the loss on the sale of SST ($256,000), an increase in the reserves for obsolete inventory ($588,000), and an increase in the allowance for bad debts ($170,000).

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

     Reclassifications:

          It is the Company's policy to reclassify, where appropriate, prior year financial statements to conform to the current year presentation.

2.        LOSS PER SHARE

          The following is basic and diluted loss per share information:

                                                           1999           1998
                                                           ----           ----
Net loss                                                $(3,166,488)   $(5,464,059)
Less preferred stock dividends
                                                        -----------    -----------
Net loss applicable to common stockholders              $(3,166,488)   $(5,464,059)
Weighted average shares                                   7,410,745      7,380,484
Basic and diluted loss per share                               (.43)          (.74)

          The impact of options, warrants and convertible notes was antidilutive to the calculation of basic and dilutive loss per share, and were accordingly excluded from the calculation.

3.        INVENTORIES

     Inventories at June 30, 1999 and 1998 consist of:

                                                           1999         1998
                                                           ----         ----
Purchased components and raw materials                  $1,197,192   $2,860,591
Finished goods - in stock                                  559,508      350,277
               - held by resellers                       2,067,687
                                                        ----------   ----------
                                                        $3,824,387   $3,210,868
                                                        ==========   ==========

BITWISE DESIGNS, INC. AND SUBSIDIARIES

4.   PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 1999 and 1998 consists of the following:

                                                                                  ESTIMATED
                                                                                 USEFUL LIFE
                                     1999              1998                       IN YEARS
                                     ----              ----                       --------

Land                                 $   651,932     $                             N/A
Building                               1,580,191                                   40
Machinery and equipment                1,433,904      1,253,958                   3-6
Demonstration and rental computers       179,752        200,747                   5-6
Furniture and fixtures                   247,273        237,515                   5-7
Leasehold improvements                    83,692         84,021                    6
Vehicles                                  15,090         15,089                    5
                                       4,191,834      1,791,330
Less accumulated depreciation and
     amortization                     (1,242,376)    (1,014,405)
                                      ----------     ----------
                                      $2,949,458     $  776,925
                                      ==========     ==========

     In June 1999, the Company completed construction of a new office/production facility in Schenectady, New York for approximately $2,400,000. The Company was awarded a grant totaling $1,000,000 from the Empire State Development Corporation (an agency of New York State) to be used towards the construction of the facility. The funding is being received in stages as costs are incurred and submitted for reimbursement. The grant stipulates that the Company is obligated to achieve certain annual employment levels at the new site between January 1, 2001 and January 1, 2005 or some or all of the grant will have to be repaid. As of June 30, 1999, $142,189 had been received and is recorded as deferred revenue. The remainder of the financing, totaling $1,400,000, is being provided by a local financial institution in the form of a mortgage loan (See Note 6).

     Depreciation and amortization expense on property and equipment for the years ended June 30, 1999 and 1998 was $230,127 and $321,041, respectively.

5.   LINE OF CREDIT

     The Company's subsidiary DJS may utilize a line of credit in the amount of $625,000, of which approximately $256,000 was available at June 30, 1999. This facility is a wholesale inventory credit facility which is supported by a guaranty furnished by one of DJS's vendors and expressly limited for purchases from this vendor. The line is non-interest bearing and payment terms are net 40. The line is collateralized by all assets of DJS.

     In May 1999, the Company's other line of credit for $1,500,000 was terminated by its lender as a result of the Company not being in compliance with all of its financial covenants. At June 30, 1999, the balance outstanding was approximately $1,300,000. Subsequent to year-end, the Company entered into an agreement with the lender to extend repayment of the outstanding balance until September 30, 2000. The Company was required to make a partial payment to the lender of $600,000 by October 4, 1999 with the remainder to be paid off in weekly installments of $11,778 plus interest. Interest accrues at the prime rate plus 4%. The agreement has been guaranteed by the President of the Company and is collateralized by all of the Company's accounts receivable and inventory.

BITWISE DESIGNS, INC. AND SUBSIDIARIES

6.   LONG-TERM DEBT

     Long-term debt at June 30, 1999 and 1998 consists of the following:

                                                                                 1999          1998
                                                                                 ----          ----


     Convertible notes payable with 400,000 detachable common stock purchase warrants. Interest accrues at 8%, payable semi-annually, in arrears. Each note is in the denomination of $5,000 and holders may convert at the rate of $3.25 per share until August 11, 2002 when the notes mature. The warrants may also be exercised at $3.25 per share of common stock until
     August 11, 2002. The warrants were valued at $650,411 upon issuance and were recorded as a discount to the face value of the debt and as a charge to paid in capital. The discount is being amortized to interest expense over the term of the note. During 1998, 7,692 shares were issued upon
     conversion of a portion of the outstanding debt.                              $ 3,975,000    $ 3,975,000

     Mortgage payable with Central National Bank in the original amount of
     $1,400,000 (when fully advanced) with interest, adjusted every five years, equal to the five-year Treasury Bill rate plus 2.5%, not to be less than
     8.25% (8.25% at June 30, 1999), payable in monthly installments through
     October 2018. The mortgage is collateralized by a first mortgage lien on
     the Company's headquarters.                                                     1,234,493          -
                                                                                   -----------    -----------
                                                                                     5,209,493      3,975,000
     Less current portion                                                              (23,781)

     Less unamortized discount                                                        (404,588)      (534,668)
                                                                                   -----------    -----------

        Long-term debt, net of current portion                                     $ 4,781,124    $ 3,440,332
                                                                                   ===========    ===========

     The aggregate principle maturities of long-term debt for each of the subsequent five years and thereafter, assuming the convertible notes are not converted into common stock by August 11, 2002 are as follows:

                   2000                      $23,781
                   2001                       30,335
                   2002                       32,934
                   2003                    4,010,757
                   2004                       38,821
                   Thereafter              1,072,865
                                          ----------
                                          $5,209,493
                                          ==========


7.   INCOME TAXES

     Income tax expense (benefit) for the years ended June 30, 1999 and 1998 consists of currently payable state and local income taxes.

BITWISE DESIGNS, INC. AND SUBSIDIARIES

     At June 30, 1999, the Company has federal net operating loss carryforwards for tax purposes approximating $11,570,000. The years in which the net operating loss carryforwards expire are as follows: 2000-$124,000; 2001-$684,000; 2002-$48,000; 2003-$3,000; 2004-$6,000; 2008-$1,568,000;
     2009-$867,000; 2011-$2,762,000; 2012-$686,000 and 2013-$3,197,000 and
     2019-$1,625,000.

     The following table reconciles the expected tax benefit at the federal statutory rate of 34% to the effective tax rate.

                                                                              1999                             1998
                    Computed expected tax benefit                       $  (1,078,250)                   $ (1,843,466)
                    Increase in valuation allowance                         1,198,438                          867,815
                    Additional tax gain on sale of subsidiary                                                  393,666
                    Nondeductible goodwill amortization                        27,638                           79,689
                    Adjustment to prior years' taxes                         (167,436)
                    Loss of NOL carryforward on sale of subsidiary                                             470,221
                    State income taxes, net of federal benefit                 (3,191)                          42,101
                    Other nondeductible expenses                               17,966                           32,075
                                                                        -------------                    -------------
                                                                             $ (4,835)                       $  42,101
                                                                        =============                    =============


     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 1999 and 1998 are presented below:

                                                                  1999               1998
 Deferred income tax asset:
     Allowance for doubtful accounts                           $   143,146        $   179,187
     Inventories, principally due to additional costs
           inventoried for tax purposes pursuant to the
           Tax Reform Act of 1986 and inventory reserves           176,026            264,368
     Other liabilities                                             186,790            180,724
     Deferred revenue                                              639,904
     Net operating loss carryforward                             3,970,517          3,350,234
                                                                ----------         ----------
                Total gross deferred tax assets                  5,116,383          3,974,513
     Less valuation allowance                                   (5,095,274)        (3,896,836)
                                                                ----------         ----------
                Net deferred tax asset                              21,109             77,677
Deferred income tax liability:
     Equipment, principally due to differences in
           depreciation methods                                    (21,109)           (77,677)
                                                                ----------         ----------
                Net deferred income taxes                      $        -0-       $        -0-
                                                                ==========         ==========

     The valuation allowance for deferred tax assets as of July 1, 1999 and 1998 was $5,095,274 and $3,896,836, respectively. The net change in the total valuation allowance for the years ended June 30, 1999 and 1998 was an increase of $1,198,438 and $867,815, respectively.

BITWISE DESIGNS, INC. AND SUBSIDIARIES

8.   LEASE COMMITMENTS

     The Company is obligated under operating leases for certain equipment and facilities expiring at various dates through the year 2001.

     As of June 30, 1999, future minimum payments by year, and in the aggregate, noncancelable operating leases with initial terms of one year or more consist of the following:

       Fiscal year ending June 30:

          2000   $ 76,539
          2001     76,503
                 --------
                 $153,042
                 ========

     Rental expense was approximately $216,000 and $309,000 for the years ended June 30, 1999 and 1998, respectively.

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

BITWISE DESIGNS, INC. AND SUBSIDIARIES

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

          The 1992 Plan is administered by a Compensation Committee designated by the Board of Directors. The Board or the Committee, as the case may be, has the discretion to determine eligible employees and the times and the prices at which options will be granted, whether such options shall be ISOs or non-ISOs, the period during which each option will be exercisable and the number of shares subject to each option. Options generally begin to vest one year after the date of grant. Vesting occurs one-third per year over three years. The Board or the Committee has full authority to interpret the 1992 Plan and to establish and amend rules and regulations relating thereto. Under the 1992 Plan, the exercise price of an option designated as an ISO may not be less than the fair market value of the Company's common stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent shareholder, the exercise price shall be at least 110% of such fair market value. The aggregate fair market value on the grant date of shares subject to options which are designated as ISOs which become exercisable in any calendar year, shall not exceed $100,000 per optionee.

          The Board or the Committee may in its sole discretion grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option.

          Unless sooner terminated, the 1992 Plan will expire in the year 2002.

                                                                                       WEIGHTED
                                                                      NUMBER OF     AVERAGE OPTION
                                                                       SHARES       PRICE PER SHARE
                                                                       ------       ---------------
                         Outstanding at July 1, 1997                  1,939,370        $3.53
                         Options granted equal to market price          973,833         2.93
                         Options exercised                              (35,333)        2.33
                         Options canceled or surrendered               (539,000)        4.79
                                                                      ---------

                         Outstanding at June 30, 1998                 2,338,870         2.99
                         Options granted equal to market price           50,500         1.39
                         Options canceled or surrendered               (404,500)        3.48
                                                                      ---------

                         Outstanding at June 30, 1999                 1,984,870         2.85
                                                                      =========

BITWISE DESIGNS, INC. AND SUBSIDIARIES

     A)  1992 Employees Stock Option Plan, Continued:

     The following is a summary of the status of employee stock options at June 30, 1999:

                                       OUTSTANDING OPTIONS             EXERCISABLE OPTIONS
                              -----------------------------------     ---------------------

                                           AVERAGE       WEIGHTED                  WEIGHTED
                                           REMAINING     AVERAGE                    AVERAGE
                                          CONTRACTUAL    EXERCISE                  EXERCISE
   EXERCISE PRICE RANGE       NUMBER         LIFE         PRICE       NUMBER        PRICE
                              ------         ----         -----       ------        -----
      $ .34 - 2.00            961,870         1.3         $1.54       888,037       $1.54
       2.01 - 4.00            675,500         3.1          3.04       561,333        3.09
       4.01 - 8.00            347,500         1.6          6.10       343,333        6.11

     As of June 30, 1999 and 1998, 1,792,703 shares and 1,587,703 shares, respectively, were exercisable under the 1992 Employees Stock Option Plan.

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

BITWISE DESIGNS, INC. AND SUBSIDIARIES

     B) Non-Executive Director Stock Option Plan, Continued

        A schedule of director stock option activity is as follows:

                                                                                                   WEIGHTED
                                                                                                    AVERAGE
                                                                NUMBER                               OPTION
                                                                  OF                                 PRICE
                                                                SHARES                             PER SHARE
                                                                ------                             ---------
         Outstanding July 1, 1997                                200,000                                3.59
         Options granted equal to market price                    70,000                                2.94
         Options cancelled or surrendered                       (130,000)                               4.17
                                                                --------

         Outstanding June 30, 1998                               140,000                                3.67
         Options granted equal to market price                    50,000                                1.00
         Options cancelled or surrendered                        (60,000)                               3.70
                                                                --------

         Outstanding June 30, 1999                               130,000                                2.54
                                                                ========                                ====

        The options range in price from $1.00 to $5.13 per share and have a weighted average remaining contractual life of 2.6 years.

     C) Common Stock Warrants:

        A schedule of common stock warrant activity is as follows:

                                                                                                   WEIGHTED
                                                                                                    AVERAGE
                                                                NUMBER                              WARRANT
                                                                  OF                                 PRICE
                                                                SHARES                             PER SHARE
                                                                ------                             ---------
        Outstanding July 1, 1997                               2,326,995                            $ 4.23
        Warrants granted equal to market price                   40,000                               3.44
        Warrants granted less than market price                 400,000                               3.25
                                                               ---------

        Outstanding June 30, 1998                              2,766,995                              4.07
        Warrants granted equal to market price                  232,000                               3.02
        Warrants cancelled or surrendered                      (100,000)                              7.50
                                                               ---------

        Outstanding June 30, 1999                              2,898,995
                                                               =========

BITWISE DESIGNS, INC. AND SUBSIDIARIES

     C)   Common Stock Warrants, continued:

          In August 1997, the Company issued 400,000 detachable common stock purchase warrants in connection with $4.0 million of convertible debt. Other warrants issued during the years ended June 30, 1999 and 1998 were to various firms providing services to the Company.

          The following is a summary of the status of common stock warrants at June 30, 1999:

                                     OUTSTANDING WARRANTS              EXERCISABLE WARRANTS
                              -----------------------------------     ---------------------

                                           WEIGHTED
                                           AVERAGE       WEIGHTED                  WEIGHTED
                                           REMAINING     AVERAGE                    AVERAGE
                                          CONTRACTUAL    EXERCISE                  EXERCISE
   EXERCISE PRICE RANGE       NUMBER         LIFE         PRICE       NUMBER        PRICE
                              ------         ----         -----       ------        -----
$1.50 - 4.00                  1,151,284     2.7          $2.87        1,151,284     $2.87
4.01 - 8.00                   1,747,711     1.5           4.53        1,747,711      4.53


D)   Options and warrants valuation:

     The per share weighted average fair value for all common stock options granted to employees during fiscal 1999 and 1998 was $2.79 and $1.15, respectively. These amounts were determined using the Black Scholes option-pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option or warrant. The dividend yield was zero in 1999 and 1998. The expected volatility was based on the stock prices for the period beginning in May 1992 when the Company completed its first public offering. The expected volatility was 75.0% and 68.7% for 1999 and 1998, respectively. The risk-free interest rate was the rate available on zero coupon U.S. government issues with a term equal to the remaining term for each grant. The risk free rate ranges from 4.3% to 5.4% in 1999 and 5.5% to 6.3% in 1998, respectively. The expected life of the option was estimated based on the exercise history from previous grants and is estimated to be five years.

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

                                           JUNE 30,             JUNE 30,
                                             1999                1998
                                             ----                ----
Net loss
      As reported                      $  (3,166,488)       $  (5,464,059)
      Pro forma                           (2,960,231)          (6,160,155)

Basic and diluted loss per share
      As reported                      $     (.43)          $     (.74)
      Pro forma                              (.40)                (.83)

BITWISE DESIGNS, INC. AND SUBSIDIARIES

     D)   Options and Warrants Valuation, Continued

          Under SFAS No. 123, stock options and warrants granted prior to fiscal 1996 are not required to be included as compensation in determining pro forma net earnings. To determine pro forma net earnings, reported net earnings have been adjusted for compensation costs calculated for vested stock options granted during fiscal 1999 and 1998.

          The effects of applying SFAS 123 on providing pro-forma disclosures are not necessarily likely to be representative of the effects on reported net income for future years.

11.  COMMITMENTS

          Employment Agreements:

          Effective July 1, 1995, the Company entered into a new employment agreement with its chief executive officer for a five-year term ending June 30, 2000. The employment agreement provides for (i) annual compensation of $100,000 for the first year of the agreement, increasing by 10% each year thereafter; (ii) a bonus of 3% of the Company's pre-tax income, with such additional bonuses as may be awarded at the discretion of the Board of Directors; (iii) the award of non-qualified stock options to purchase 600,000 shares of the Company's common stock at an exercise price of $1.5625 per share of which increments of 100,000 shares vested on June 30, 1995, and the remainder vests in increments of 125,000 shares on each of June 30, 1996, 1997, 1998 and 1999; (iv) certain insurance and severance benefits and (v) an automobile and expenses.

12.  CASH FLOWS - SUPPLEMENTAL INFORMATION

     Cash flows:

          The Company paid interest in the amounts of $451,387 and $639,446 for the years ended June 30, 1999 and 1998, respectively. Income taxes paid aggregated $4,304 and $27,254 during the years ended June 30, 1999 and 1998, respectively.

     Noncash investing and financing activities:

          During the year ended June 30, 1998, the Company received common shares of the Company's stock with a market value of $76,296 in satisfaction of a note receivable with the former shareholders of DJS Marketing Group, Inc. of $145,657.

          In March 1998, the Company issued 7,692 common shares of the Company's stock pursuant to the conversion of $25,000 of convertible debt into common stock.

BITWISE DESIGNS, INC. AND SUBSIDIARIES

13.  RELATED PARTIES

     At June 30, 1999 and 1998, "Due from related parties" included non-interest bearing advances of $48,094 and $48,422, respectively, from employees and officers of the Company.

14.  EMPLOYEE BENEFIT PLAN

     Effective July 1, 1993, the Company implemented a qualified defined contribution 401(k) profit sharing plan for all eligible employees. The Company can make contributions in percentages of compensation, or amounts as determined by the Company. The Company did not contribute to the plan during the years ended June 30, 1999 and 1998.

15.  SALE OF BUSINESS

     In June 1998, the Company sold SST in a stock sale. The Company received approximately $3.6 million in cash and approximately $400,000 in accounts receivable and inventory. In 1999, the Company received certain claims from the buyer of SST for indemnification under the agreements governing its sale. A settlement was negotiated and the Company agreed to pay the buyer $341,000 to be paid monthly over fifteen months accruing interest at 6%. An additional reserve of approximately $250,000 was recorded in 1999 related to these claims. The Company realized a loss of approximately $505,000 on the sale.

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

BITWISE DESIGNS, INC. AND SUBSIDIARIES

17.  SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports.

     The Company has two reportable segments: Bitwise, a document imaging company and DJS Marketing Group, Inc. (DJS), a computer systems integrator. Bitwise produces a product called DocStar which is a document storage and retrieval business and DJS markets computer services including network services, internet services and software installation and integration. In addition, DJS sells a complete line of personal computers and peripheral equipment.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     The Company's reportable segments are separate companies which are managed separately. In prior years the Company owned two other subsidiary companies, Electrograph Systems, Inc. which was sold in April 1997 and Systems Solutions Technology, Inc. which was sold in June 1998. Both companies marketed personal computers and peripheral equipment. Those companies are included in the "All Other" column for fiscal years ending June 30, 1998 and 1997, respectively.

       SEGMENT INFORMATION:

June 30, 1999                                   Bitwise             DJS        All Other          Totals
                                                -------             ---        ---------          ------
Revenues from external customers             $  7,674,451     $  9,420,314                   $ 17,094,765
Intersegment revenues                                             116,680                        116,680
Interest and other revenue                        107,208                                        107,208
Interest expense                                  595,345           35,051                        630,396
Depreciation and amortization                     586,591           50,595                        637,186
Segment profit/(loss)                          (3,331,296)         392,854                     (2,938,442)
Segment assets                                 11,831,310        2,667,161                     14,498,471

June 30, 1998

Revenues from external customers             $  9,002,203     $ 11,159,759     $13,593,663    $ 33,755,625
Intersegment revenues                                              59,738         321,366         381,104
Interest and other revenue                        156,241              400           6,485         163,126
Interest expense                                  511,414          225,983         202,198         939,595
Depreciation and amortization                     686,804           59,642          66,946         813,392
Segment profit/(loss)                          (4,196,227)        (594,609)       (128,593)     (4,919,429)
Other significant non cash items:
  Receipt of common shares with a
  market value of $76,296 in satisfaction
  of a note receivable                            145,657                                        145,657
Segment assets                                 12,463,515        2,274,346                     14,737,861

BITWISE DESIGNS, INC. AND SUBSIDIARIES

17.  SEGMENT REPORTING, CONTINUED

RECONCILIATIONS:                                June 30, 1999    June 30, 1998
                                                -------------    -------------
         Revenues:
Total revenues for reportable segments          $ 17,211,445     $ 34,136,729
Elimination of intersegment revenues                (116,680)        (381,104)
                                                ------------     ------------

Total consolidated revenues                     $ 17,094,265     $ 33,755,625
                                                ============     ============

Profit or (Loss):

Total profit or loss for reportable segments    $ (2,938,442)    $ (4,919,429)
Product development expenses                        (248,801)        (230,652)
Gain or loss on sale of subsidiary                                   (255,888)
Elimination of intersegment profits                   15,920          (15,989)
                                                ------------     ------------

Loss before income taxes                        $ (3,171,323)    $ (5,421,958)
                                                ============     ============
Assets:
Total assets for reportable segments            $ 14,498,471     $ 14,737,861
Elimination of intersegment profit                   (13,487)         (29,407)
                                                ------------     ------------

Consolidated total assets                       $ 14,484,984     $ 14,708,454
                                                ============     ============

18.  SUBSEQUENT EVENTS

     On October 4, 1999, the Company closed three concurrent private offerings. In the first offering, the Company sold 740,000 units at an aggregate offering price of $740,000, each unit consisting of two shares of common stock and two Series B common stock purchase warrants (the "Series B Warrants"). The Series B Warrants entitle the holder to purchase one share of common stock at an exercise price of $1.375 per share during the offering period commencing on the date of issuance and terminating five years thereafter. The Series B warrants are redeemable at any time commencing one year after issuance at the option of the Company with not less than 30 nor more than 60 days written notice to the registered holders at a redemption price of $.05 per warrant provided; (i) The public sale of the shares of common stock issuable upon exercise of the Series B warrants are covered by a tentative registration statement; and (ii) During each of the immediately preceding 20 consecutive trading days ending within 10 days of the date of the notice of redemption, the closing bid price of the Company's common stock is at least $3.25 per share.

     In the second offering, the Company sold 50,000 shares of a newly created class of Series B convertible cumulative preferred stock (the "Series B Preferred Stock). The Series B preferred stock was sold at $25.00 per share for an aggregate offering price of $1,250,000. Dividends on the Series B Preferred Stock are payable at the rate of 10% per annum, semi-annually in cash. Each share of Series B Preferred Stock is convertible into shares of the Company's common stock or is converted into such number of shares of the common stock as shall equal $25.00 divided by the conversion price of $1.875 per share subject to adjustment under certain circumstances. Commencing three years after the closing, the conversion price shall be the lower of $1.875 per share or the average of the closing bid and asked price of the Company's common stock for the 10 consecutive trading days immediately ending one trading day prior to the notice of the date of conversion; provided, however, that the holders are not entitled to convert more than 20% of the Series B preferred shares held by such holder on the third anniversary of the date of issuance per month. The Series B Preferred Stock is redeemable at any time commencing one year after issuance or not less than 30 nor more than 60 days written notice at a redemption price of $25 plus accrued and unpaid dividends provided; (i) the public sale of the shares of common stock issuable upon conversion of the Series B preferred Stock (the "Conversion Shares") are covered by an effective registration statement or are otherwise exempt from registration; and (ii) during the immediately preceding 20 consecutive trading days ending within 10 days of the date of the notice of redemption, the closing bid price of the Company's Common Stock is not less than $3.75 per share.

     Commencing 34 months after the Closing, the Series B Preferred Stock is redeemable at the option of the Company without regard to the closing price of the Company's Common Stock.

     The Company also created a new subsidiary, Authentidate.Com, LLC through which it will market its new Internet service which allows for the verification of the authenticity of digital images. In connection with the above offerings, the purchasers were granted the right to purchase 20% of Authentidate.Com, LLC for $100,000. In addition, the Purchasers were issued an aggregate of 999,999 Series C common stock purchase warrants (the "Series C Warrants"). The Series C Warrants are redeemable at any time commencing six months after issuance, on not less than 30 nor more than 60 days written notice to registered holders at a redemption price equal to $.05 per Warrant, provided (i) the public sale of the shares of common stock issuable upon exercise of the Series C Warrants (the "Warrant Shares") are covered by an effective registration statement or are otherwise exempt from registration; and (ii) during each of the immediately preceding 20 consecutive trading days ending within 10 days of the date of the notice of redemption, the closing bid price of the Company's common stock is not less than 120% of the current exercise price of the Series C Warrants.

     The Series C Warrants were also divided into three classes to provide for varying exercise prices. The exercise price of the Series C Warrants is as follows:

     Class I - $1.50 per share of Common Stock, increasing (i) $.75 per share thirty days after the effective date of the registration statement covering the underlying shares (the "Registration Statement"); (ii) an additional $.75 per share seven months after the effective date of the Registration Statement; and (iii) an additional $.75 per share 13 months after the effective date of the Registration Statement, subject to adjustment for stock splits and corporate reorganizations.

     Class II - $1.50 per share of Common Stock, increasing (i) $.75 per share sixty days after the effective date of the Registration Statement; (ii) an additional $.75 per share seven months after the effective date of the Registration Statement; and (iii) an additional $.75 per share 13 months after the effective date of the Registration Statement, subject to adjustment for stock splits and corporate reorganizations.

     Class III - $1.50 per share of Common Stock, increasing (i) $.75 per share ninety days after the effective date of the Registration Statement; (ii) an additional $.75 per share seven months after the effective date of the Registration Statement; and (iii) an additional $.75 per share 13 months after the effective date of the Registration Statement, subject to adjustment for stock splits and corporate reorganizations.

     The Company received gross proceeds of approximately $2,000,000. The Company has utilized the proceeds of the three offerings as follows: approximatley $600,000 has been utilized to repay a portion of the Company's line of credit; approximatley $400,000 will be utilized to develop the Authentidate.com business; approximatley $160,000 was utilized to make a past due interest payment on the Company's outstanding 8% convertible notes, and the remainder has been reserved for working capital. The Company included offering expenses of approximatley $60,000.

                                EXHIBIT INDEX



Item No.                         Description
--------                         -----------

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

2.2* Agreement and Plan of Merger between Bitwise Designs, Inc. and Systems Solutions, Inc. dated April 29, 1994

3.1* Certificate of Incorporation of Bitwise Designs, Inc.- Delaware (Exhibit 3.3.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

3.1.1*            Certificate of Designation of Series B Preferred Stock

3.2* By-Laws (Exhibit 3.2 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.1* Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246- NY)

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

10.14* Agreement with Prime Computer, Inc. (Exhibit 10.14 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.15* Agreement with Mentor Computer Graphics Ltd. (Exhibit 10.15 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.16* Agreement with Robert W. Schwartz, Inc. dated February 10, 1992 (Exhibit 10.16 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.17* Form of Financial Consulting Agreement with the Underwriter (Exhibit 10.17 to the Registration Statement on form SB-2, File No. 33-76494)

10.18* Financing Agreement by and among Maryland Industrial Development Financing Authority, JED Associates, State National Bank of Maryland, Electronic Marketing Associates, Inc. (name was changed to System Solutions Technology, Inc.), Trimarc Systems Incorporated and Intermec Mid-Atlantic Corporation dated December 11, 1985 (Exhibit 10.18 to the Registration Statement on form SB- 2, File No. 33-76494)

10.19* Maryland Industrial Development Financing Authority Limited Obligation Economic Development Revenue Bond (Exhibit 10.19 to the Registration Statement on form SB- 2, File No. 33-76494)

10.20* Cross-Collateral Security Agreement between NationsCredit Corporation, Bitwise Designs, Electrograph Systems, Inc. and System Solutions Technology, Inc. dated July 18, 1995.

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

27                Financial Data Schedule