Form 10QSB
period 1999-09-30
BITWISE DESIGNS INC
filed 1999-11-15
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934


For the quarterly period ended:      SEPTEMBER 30, 1999
                                     ------------------

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------


                           Commission File No. 0-20190
                                               -------


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

      2165     Technology Dr.,   Schenectady,   NY,                       12308
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:(518) 346-7799
                                                   -----------------------------

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

     9,448,436 shares of Common Stock, par value $.001 per share, were outstanding at November 9, 1999.

                          BITWISE DESIGNS INCORPORATED
                                    FORM 10-Q
                                      INDEX

                                                        Page No.
                                                        --------
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

  Consolidated Balance Sheets -
  September 30, 1999 and June 30, 1999                       3-4

  Consolidated Statements of Operations -
  Three months ended September 30, 1999
  and September 30, 1998                                       5

  Consolidated Statements of Cash Flows -
  Three months ended September 30, 1999
  and September 30, 1998                                     6-7

  Notes to Consolidated Financial Statements                 8-9

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations            10-12


PART II OTHER INFORMATION

Item 6 Reports on Form 8-K and exhibits                       12

Safe Harbor Statement                                      12-13

Year 2000 Update                                           13-14

Signatures                                                    14

                          PART I FINANCIAL INFORMATION
                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                               September 30     June 30,
                                                          1999           1999
                                                      (unaudited)
                                                     -------------  -------------
Current Assets:
  Cash and cash equivalents                              $377,004       $549,097
  Accounts receivable, net of allowance
   for doubtful accounts of $428,937 at Sept,
   30, 1999 and $421,018 at June 30, 1999               4,081,680      5,141,178
  Due from related parties                                 55,256         48,094
  Inventories:
   Finished goods                                       1,708,240      2,627,195
   Purchased components & raw material                  1,881,229      1,197,192
  Income taxes receivable                                  13,246         12,130
  Prepaid expenses and other current assets               290,434        282,795
                                                     ------------   ------------
   Total current assets                                 8,407,089      9,857,681

Property and equipment, net                             2,964,900      2,949,458
                                                     ------------   ------------
Other assets:
  Software development costs, net                         180,755        129,993
  Other assets                                             39,779         40,624
  Deferred financing costs                                146,459        165,989
  Excess of cost over net assets of
   acquired companies, net                              1,320,916      1,341,239
                                                     ------------   ------------
Total assets                                          $13,059,898    $14,484,984
                                                     ============   ============


        See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND SHAREHOLDERS' EQUITY                September 30     June 30,
                                                         1999           1999
                                                     (unaudited)
                                                    -------------  -------------
Current liabilities:
  Borrowings under lines of credit                    $1,212,452     $1,274,779
  Accounts payable                                     2,950,776      3,852,032
  Accrued expenses and other liabilities                 373,513      1,075,374
  Current portion of long-term debt                      343,929         23,781
                                                    ------------   ------------
   Total current liabilities                           4,880,670      6,225,966
                                                    ------------   ------------

Convertible notes payable, net of discount             3,602,932      3,570,412
Long-term debt, net of current portion                 1,368,409      1,210,712
Deferred grant                                           900,000        142,189
                                                    ------------   ------------
   Total liabilities                                  10,752,011     11,149,279
                                                    ------------   ------------
Shareholders' equity:
  Preferred stock -$.10 par value, 5,000,000
   shares authorized:
   Series A -200 shares issued and outstanding                20             20
  Common stock-$.001 par value; 20,000,000
   shares authorized; shares issued:
   7,460,745                                               7,461          7,411
  Additional paid-in capital                          19,925,748     19,846,126
  Accumulated deficit                                (17,548,623)   (16,441,133)
                                                    ------------   ------------
                                                       2,384,606      3,412,424
  Less cost of common shares in treasury,
   28,082 shares                                         (76,719)       (76,719)
                                                    ------------   ------------
       Total shareholders' equity                      2,307,887      3,335,705
                                                    ------------   ------------
Total liabilities and shareholders' equity           $13,059,898    $14,484,984
                                                    ============   ============


       See accompanying notes to the consolidated financial statements.

                  BITWISE DESIGNS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                       For the 3 months ended
                                     September 30     September 30
                                         1999             1998
                                     (unaudited)      (unaudited)
                                     ------------     ------------

Net sales                             $3,071,766       $5,415,527

Cost of goods sold                     2,482,323        3,517,303
                                     ------------     ------------
  Gross profit                           589,443        1,898,224

Selling, general and
   administrative expenses             1,437,510        2,086,754

Product development costs                 64,547           68,278
                                     ------------     ------------
  Operating loss                        (912,614)        (256,808)


Other income (expense):

Interest expense                        (192,979)        (150,910)

Interest and other income                 (1,897)          60,007
                                     ------------     ------------
  Loss before taxes                   (1,107,490)        (347,711)

Income tax expense (benefit)                   0              500
                                     ------------     ------------

Net loss                             ($1,107,490)       ($348,211)
                                     ============     ============

Per share amounts:

Net loss per common
  share                                   ($0.15)          ($0.05)
                                     ============     ============


        See accompanying notes to the consolidated financial statements.

             BITWISE DESIGNS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOW

                                                       For the 3 months ended
                                                     September 30   September 30
                                                         1999           1998
                                                      (unaudited)    (unaudited)
                                                     -------------  -------------
Cash flows from operating activities:
Net loss                                              ($1,107,490)     ($348,211)
Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                          168,051        158,729
   Provision for doubtful accounts                         18,000        (96,500)
   Non cash S,G&A expenses                                 36,042
   Changes in operating assets and liabilities:
       Accts. receivable and
           due from related parties                     1,034,336        113,388
       Inventories                                        234,918        805,558
       Prepaid expenses & other assets                     33,730         11,202
       Accounts payable and accrued expenses           (1,603,117)    (1,000,031)
       Income taxes                                        (1,116)           500
       Other                                                  399           (709)
                                                     ------------   ------------
           Net cash used in
             operating activities                      (1,186,247)      (356,074)
                                                     ------------   ------------
Cash flows from investing activities:
  Property and equipment expenditures                     (78,730)      (135,560)
  Software development costs                              (78,945)       (28,872)
                                                     ------------   ------------
           Net cash used in investing
             activities                                  (157,675)      (164,432)
                                                     ------------   ------------
Cash flows from financing activities:
  Incr/(Decr) borrowings on lines of credit, net          (62,327)    (1,267,033)
  Borrowings of long-term debt, net                       525,973
  Principle payments on long-term debt                    (48,128)
  Receipt of deferred revenue from economic
   development grant                                      757,811
  Payment of deferred offering and financing
   costs                                                   (1,500)
                                                     ------------   ------------
           Net cash provided by/(used in)
             financing activities                       1,171,829     (1,267,033)
                                                     ------------   ------------
Net decrease in cash & cash equivalents                  (172,093)    (1,787,539)
Cash and cash equivalents, beginning of year              549,097      4,000,370
                                                     ------------   ------------
Cash and cash equivalents, end of period                 $377,004     $2,212,831
                                                     ============   ============


        See accompanying notes to the consolidated financial statements.

              BITWISE DESIGNS, INC. AND SUBSIDIARIES
                SUPPLEMENTAL CASH FLOW DISCLOSURES


OTHER SUPPLEMENTAL INFORMATION:                For the 3 months ended
                                            September 30   September 30
                                                 1999           1998
                                             (unaudited)    (unaudited)
                                            -------------  -------------

    Interest Paid                                $37,448       $195,006

    Income Taxes Paid                                 $0             $0

    Additional Paid in Capital Resulting
      from

        Issuance of Warrants for Services        $45,130        $23,967

        Issuance of Common Stock
           for Services                          $36,042


        See accompanying notes to the consolidated financial statements.

                              BITWISE DESIGNS, INC.
ITEM 1.             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of Bitwise Designs, Inc. and its wholly-owned subsidiaries DJS Marketing Group, Inc. and Authentidate.Com, Inc. (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. The management of the Company believes the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position as of September 30, 1999 and June 30, 1999 and results of operations and cash flows for each of the periods presented.

2. During the quarter ended September 30, 1999 the Company formed a new subsidiary, Authentidate.Com, Inc. This Company is an Internet services company. The service allows users to verify the authenticity of digital documents and images by imbedding an unalterable date and time stamp into digital images. The Company expects this technology accessed and sold over the Internet to be used for contracts, notarized e-mail, medical records, wills etc.

3. The results of operations for the three months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

4. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1999.

5. The Company adopted Statement of Financial Accounting Standards Board SFAS 130, "Reporting Comprehensive Income" in fiscal year 1999. There was no comprehensive income to report, other than net income, for the three months ended September 30, 1999 and 1998.

6. During the three months ended September 30, 1999, no common stock warrants were exercised.

7. The following represents the reconciliation of the basic and diluted earnings per share amounts for the three months ended September 30, 1999 and 1998.


                                Three Months Ended September 30,
                             ---------------------------------------
                                    1999                 1998
                                    ----                 ----

Net loss                       ($1,107,490)            ($348,211)
Weighted average
       shares                    7,460,745             7,410,745
Basic and diluted EPS                ($.15)                ($.05)

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

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

       The Company realized a consolidated net loss of $1,107,490 ($.15 per share) for the three months ended September 30, 1999 compared to a consolidated net loss of $348,211 ($.05 per share) for the three months ended September 30, 1998. The Company had consolidated net sales of $3,071,766 and $5,415,527 for the three months ended September 30, 1999 and 1998, respectively.

       The consolidated sales decrease for the quarter ended September 30, 1999 is primarily due to a decline in sales of DocStar document imaging systems due to weak dealer demand during the quarter.

       Consolidated gross profit for the three months ended September 30, 1999 and 1998 was $589,443 and $1,898,224, respectively. This reduction is due to the decrease in sales of document imaging systems. The consolidated profit margin was 19.2% and 35.1% for the three months ended September 30, 1999 and 1998, respectively. Gross profit margin is defined as gross profit as a percentage of sales. The decrease in gross profit margin is due the reduction in DocStar sales because fixed overhead costs represent a larger percentage of sales when sales decline.

       Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $1,437,510 and $2,086,754 for the three months ended September 30, 1999 and 1998, respectively. S,G&A expenses declined as a result of cost cutting on DocStar, which was offset somewhat by spending on Authentidate.Com, Inc., the Company's new Internet Company.

       As a percentage of sales, S,G&A costs increased from 38.5% for the three months ended September 30, 1998 to 46.8% for the three months ended September 30, 1999. This increase is due to the fact that sales declined and during the quarter S,G&A expenses represented a larger percentage of a smaller sales amount.

       Interest expense increased from $150,910 for the three months ended September 30, 1998 to $192,979 for the three months ended September 30, 1999. The increase was due to higher borrowing levels. Interest rates decreased slightly during the three months ended September 30, 1999 compared to the same period last year.

       Product development expenses, excluding capitalized costs and including amortization of capitalized costs, relate to software development for the DocStar and Authentidate product lines incurred by Bitwise. These costs remained about the same at $64,547 for the three months ended September 30, 1999 and $68,278 for the three months ended September 30, 1998. Bitwise has a policy of capitalizing qualified software development costs and amortizing those costs over three years as product development expense.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of all long-term debt at September 30, 1999 totaled $5,315,270, net of discounts; $3,975,000 of this amount, undiscounted, relates to convertible notes payable which mature on August 11, 2002 and $1,400,952 relates to a mortgage loan.

       Subsequent to September 30, 1999 the Company's convertible debt holders requested conversion of approximately $4.0 Million of debt into approximately
1.2 Million common shares. As a result of this conversion the Company's interest expense on convertible debt will be reduced significantly.

       The Company's subsidiary DJS Marketing Group, Inc. (DJS) has a wholesale line of credit facility for $625,000 which is supported by a guaranty of $250,000 furnished by one of DJS's vendors and expressly limited to purchases from this vendor. At September 30, 1999, $423,351 was outstanding. The line is non-interest bearing and payment terms are net 40. The line is collateralized by all assets of DJS.

       In May 1999, the Company's other line of credit for $1,500,000 was terminated by its lender as a result of the Company not being in compliance with all of its financial covenants. In October 1999, the Company entered into an agreement with the lender whereby the Company paid the lender $600,000 and agreed to pay off the remaining balance, approximately $612,000, in weekly installments of $11,778 plus interest by September 30, 2000. Interest accrues at the prime rate plus 4%. The agreement has been guaranteed by the President of the Company and is collaterized by all of the Company's accounts receivable and inventory.

       In October and November 1999 the Company completed three private equity offerings for approximately $2,100,000 (approximately $2,000,000 of net proceeds). The investment was structured as follows. In the first offering the Company sold 740,000 units for $740,000, each unit consisting of two shares of common stock and two Series B common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.375 for five years.

       In the second offering the Company sold 50,000 Series B convertible cumulative preferred shares for $1,250,000. Dividends on the preferred shares are payable at the rate of 10% per annum, semi-annually. Each of these preferred shares is convertible into the Company's common stock or is converted into such number of shares of common as shall equal $25 divided by the conversion price of $1.875 per share subject to adjustment under certain circumstances.

       In November 1999, the Company completed the third offering by selling a 20% interest in a new subsidiary, Authentidate.Com, Inc. through which the Company will market its new Internet service which allows for the verification of the authenticity of digital images. In addition, the Purchasers were issued 999,999 Series C common stock warrants. The warrants are divided in three classes of 333,333 warrants per class which have varying exercise prices starting at $1.50 per common share and increasing over time after a Registration Statement covering the underlying shares is filed.

       Property, plant and equipment expenditures totaled $78,730 and capitalized software development expenditures totaled $82,706 for the three months ended September 30, 1999, respectively. There were no purchase commitments outstanding or contemplated.

       The Company experienced a net loss of $1,107,490 during the three months ended September 30, 1999. As of September 30, 1999 the Company's cash balance was $377,004. To date, the Company has been largely dependent on its ability to sell additional shares of its common stock or other securities or other financing to fund its operating deficits. Under its current operating plan to obtain a national acceptance of the DocStar and Authentidate product lines, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of DocStar and Authentidate and the Company's ability to further reduce overhead expenses. If the Company is unable to attain projected sales levels for these products or is unable to further reduce costs it may be necessary to raise additional capital to fund operations and meet its obligations. There is no assurance that such funding will be available.

PART II OTHER INFORMATION

Item 6  Reports on Form 8-K
(a) The following Reports on Form 8-K were filed by the Company during the last quarter:
      None
(b)  Exhibits
      Exhibit 27 - financial data schedule

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

       Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of the DocStar product line, competition, pricing and technological changes and other risks as discussed in the Company's filings with the Securities and Exchange Commission, in particular its Annual Report on Form 10-KSB for the year ended June 30, 1999, and Registration Statement on Form S-3 declared effective on July 30, 1996 all of which risk factors could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

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

November 15, 1999                   /s/ John T. Botti
-----------------                   -----------------
  DATE                              JOHN T. BOTTI
                                    PRESIDENT & CHIEF EXECUTIVE OFFICER

                                    /s/ Dennis H. Bunt
                                    ------------------
                                    DENNIS H. BUNT
                                    CHIEF FINANCIAL OFFICER