Form 10QSB
period 1999-12-31
BITWISE DESIGNS INC
filed 2000-02-10
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:      DECEMBER 31, 1999

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________



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

        2165     Technology Dr.,   Schenectady,   NY,                      12308
(Address of principal executive offices)                              (Zip Code)

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


                    Yes X                No _____

         12,197,130 shares of Common Stock, par value $.001 per share, were outstanding at February 2, 2000.

                          BITWISE DESIGNS INCORPORATED
                                    FORM 10-Q
                                      INDEX



                                                                        Page No.
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

  Consolidated Balance Sheets -
  December 31, 1999 and June 30, 1999                                      3-4

  Consolidated Statements of Operations -
  Three and six months ended December 31, 1999
  and December 31, 1998                                                      5

  Consolidated Statements of Cash Flows -
  Six months ended December 31, 1999
  and December 31, 1998                                                    6-7

  Notes to Consolidated Financial Statements                               8-9


Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                          10-13



PART II OTHER INFORMATION

Item 6 Reports on Form 8-K and exhibits                                     13

Safe Harbor Statement                                                       13

Year 2000 Update                                                            14

Signatures                                                                  14

                          PART I FINANCIAL INFORMATION
                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                  December 31,       June 30,
                                                           1999              1999
                                                        (unaudited)
                                                        -----------       -----------
Current Assets:
     Cash and cash equivalents                          $ 6,536,138       $   549,097
     Accounts receivable, net of allowance
       for doubtful accounts of $491,087 at Dec.,
       31, 1999 and $421,018 at June 30, 1999             4,555,550         5,141,178
     Due from related parties                                62,276            48,094
     Inventories:
       Finished goods                                     2,328,234         2,627,195
       Purchased components & raw material                  485,720         1,197,192
     Income taxes receivable                                 13,009            12,130
     Prepaid expenses and other current assets              385,559           282,795
                                                        -----------       -----------
       Total current assets                              14,366,486         9,857,681

Property and equipment, net                               3,030,740         2,949,458
                                                        -----------       -----------
Other assets:
     Software development costs, net                        372,288           129,993
     Other assets                                            39,634            40,624
     Deferred financing costs                                                 165,989
     Excess of cost over net assets of
       acquired companies, net                            1,300,596         1,341,239
                                                        -----------       -----------
Total assets                                            $19,109,744       $14,484,984
                                                        ===========       ===========



     See accompanying notes to the consolidated financial statements. share

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND SHAREHOLDERS' EQUITY                       December 31,         June 30,
                                                              1999               1999
                                                           (unaudited)
                                                           ------------        ------------
Current liabilities:
     Accounts payable                                      $  1,213,227        $  3,852,032
     Borrowings under lines of credit                                             1,274,779
     Accrued expenses and other liabilities                     580,539           1,075,374
     Current portion of long-term debt                          251,456              23,781
                                                           ------------        ------------
       Total current liabilities                              2,045,222           6,225,966
                                                           ------------        ------------

Convertible notes payable, net of discount                                        3,570,412
Long-term debt, net of current portion                        1,365,506           1,210,712
Deferred grant                                                  900,000             142,189
                                                           ------------        ------------
       Total liabilities                                      4,310,728          11,149,279
                                                           ------------        ------------
Shareholders' equity:
     Preferred stock -$.10 par value, 5,000,000
       shares authorized:
       Series A-200 shares issued and outstanding                    20                  20
       Series B-50,000 shares issued and outstanding              5,000
     Common stock-$.001 par value; 20,000,000
       shares authorized; shares issued:
       12,067,475 at Dec. 31, 1999 and
       7,410,745 at June 30, 1999                                12,067               7,411
     Additional paid-in capital                              32,533,890          19,846,126
     Accumulated deficit                                    (17,675,242)        (16,441,133)
                                                           ------------        ------------
                                                             14,875,735           3,412,424
     Less cost of common shares in treasury,
       28,082 shares                                            (76,719)            (76,719)
                                                           ------------        ------------
              Total shareholders' equity                     14,799,016           3,335,705
                                                           ------------        ------------
Total liabilities and shareholders' equity                 $ 19,109,744        $ 14,484,984
                                                           ============        ============




        See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            For the 3 months ended                      For the 6 months ended
                                                       December 31,         December 31,           December 31,         December 31,
                                                           1999                 1998                   1999                 1998
                                                       (unaudited)          (unaudited)            (unaudited)          (unaudited)
                                                      -------------        -------------          -------------        -------------
Net sales                                               $4,720,317           $5,049,976             $7,792,083          $10,465,503

Cost of goods sold                                       3,347,884            3,040,423              5,830,207            6,557,726

                                                      ------------         ------------           ------------         ------------
     Gross profit                                        1,372,433            2,009,553              1,961,876            3,907,777

Selling, general and
       administrative expenses                           1,372,829            1,820,396              2,810,339            3,907,150

Product development costs                                   72,015               51,820                136,562              120,098
                                                      ------------         ------------           ------------         ------------
     Operating loss                                        (72,411)             137,337               (985,025)            (119,471)

Other income (expense):

Interest expense                                          (124,857)            (150,086)              (317,836)            (300,996)

Interest and other income                                   34,010                9,110                 32,113               69,117
                                                      ------------         ------------           ------------         ------------
     Loss before taxes                                    (163,258)              (3,639)            (1,270,748)            (351,350)

Income tax expense (benefit)                                                     (5,335)                                     (4,835)
                                                      ------------         ------------           ------------         ------------
Net income before minority
     interest                                             (163,258)               1,696             (1,270,748)            (346,515)

Minority Interest                                           36,639                                      36,639
                                                      ------------         ------------           ------------         ------------
Net income/(loss)                                        ($126,619)              $1,696            ($1,234,109)           ($346,515)
                                                      ============         ============           ============         ============
Per share amounts:

Net loss per common
     share                                                  ($0.01)               $0.00                 ($0.12)              ($0.05)
                                                      ============         ============           ============         ============


See accompanying notes to the consolidated financial statements.
                                                                    Page 5 of 14

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                               For the 6 months ended
                                                                                        December 31,               December 31,
                                                                                            1999                       1998
                                                                                        (unaudited)                (unaudited)
                                                                                       -------------              -------------
Cash flows from operating activities:
Net loss                                                                                ($1,234,109)                 ($346,515)
Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                                                        317,049                    313,700
       Provision for doubtful accounts                                                       50,017                   (127,869)
       Non cash S,G&A expenses                                                              105,690
       Changes in operating assets and liabilities:
              Accts. receivable and
                          due from related parties                                          521,429                 (1,161,865)
              Inventories                                                                 1,010,433                  1,056,006
              Prepaid expenses & other assets                                               (19,136)                    26,205
              Accounts payable and accrued expenses                                      (3,133,640)                  (587,775)
              Income taxes                                                                     (879)                    (4,835)
               Other                                                                            100                       (707)
                                                                                       ------------               ------------
              Net cash used in operating activities                                      (2,383,046)                  (833,655)
                                                                                       ------------               ------------
Cash flows from investing activities:
     Property and equipment expenditures                                                   (208,136)                  (619,625)
     Software development costs                                                            (306,512)                   (72,843)
                                                                                       ------------               ------------
              Net cash used in investing activities                                        (514,648)                  (692,468)
                                                                                       ------------               ------------
Cash flows from financing activities:
     Incr/(Decr) borrowings on lines of credit, net                                      (1,274,779)                (1,106,877)
     Borrowings of long-term debt, net                                                      505,591                    509,733
     Principle payments on long-term debt                                                  (123,122)
     Receipt of deferred revenue from economic
       development grant                                                                    757,811
     Payment of deferred offering and financing
        costs                                                                               (14,313)
     Exercise of warrants and options                                                     7,078,990
     Proceeds from private equity offering, net                                           1,896,946
     Proceeds from investment in subsidiary, net                                             98,861
     Preferred stock dividends                                                              (31,250)
     Fees related to conversion of debt to equity                                           (10,000)
                                                                                       ------------               ------------
              Net cash provided by/(used in)
                              financing activities                                        8,884,735                   (597,144)
                                                                                       ------------               ------------
Net incr./(decr.) in cash & cash equivalents                                              5,987,041                 (2,123,267)
Cash and cash equivalents, beginning of year                                                549,097                  4,000,370
                                                                                       ------------               ------------
Cash and cash equivalents, end of period                                                 $6,536,138                 $1,877,103
                                                                                       ============               ============

        See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL CASH FLOW DISCLOSURES




       OTHER SUPPLEMENTAL INFORMATION:                                                           For the 6 months ended
                                                                                        December 31,               December 31,
                                                                                            1999                       1998
                                                                                        (unaudited)                (unaudited)
                                                                                       -------------              -------------
              Interest paid                                                                $260,469                   $206,913

              Income taxes paid                                                                  $0                         $0

              Additional paid-in capital resulting
                from

                     Issuance of warrants for services                                     $176,789                    $23,967

                     Issuance of common stock
                      for services                                                         $105,690

                     Conversion of debt to equity, net
                      financing costs and discount
                      of unamortized deferred                                            $3,395,707

        See accompanying notes to the consolidated financial statements.

                              BITWISE DESIGNS, INC.
ITEM 1.             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of Bitwise Designs, Inc. and its wholly-owned subsidiaries DJS Marketing Group, Inc. (DJS) and Authentidate.com, Inc. (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. The management of the Company believes the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position as of December 31, 1999 and June 30, 1999 and results of operations and cash flows for each of the periods presented.

2. During the six months ended December 31, 1999 the Company formed a new subsidiary, Authentidate.com, Inc. This Company is an Internet services company. The service allows users to verify the authenticity of digital documents and images by imbedding an unalterable date and time stamp into digital images. The Company expects this technology accessed and sold over the Internet to be used for various items such as legal documents, contracts, notarized e-mail, medical records and numerous other potential uses etc.

3. The results of operations for the six and three months ended December 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

5. The Company adopted Statement of Financial Accounting Standards Board SFAS 130, "Reporting Comprehensive Income" in fiscal year 1999. There was no comprehensive income to report, other than net income, for the six and three months ended December 31, 1999 and 1998.

6. During the six months ended December 31, 1999, 1,702,989 common stock warrants and 206,477 common stock options were exercised. In addition, $3,975,000 convertible notes were converted into 1,223,075 common shares. In October 1999, the Company sold 1,480,000 common shares and 1,480,000 Series B common stock purchase warrants in a private equity offering for $740,000.

7. The following represents the reconciliation of the basic and diluted earnings per share amounts for the three and six months ended December 31, 1999 and 1998.

                                            December 31, 1999
                                            -----------------
                              Three Months Ended            Six Months Ended
                              ------------------            ----------------
                               1999         1998           1999          1998
                               ----         ----           ----          ----
Net income/(loss)           ($126,619)       $1,696    ($1,234,109)    ($346,515)
Weighted average
         shares            12,067,475     7,410,745     12,067,475     7,410,745
Basic and diluted EPS           ($.01)         $.00          ($.12)        ($.05)


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

RESULTS OF OPERATIONS

THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998.

         The Company realized a consolidated net loss of $126,619 ($.01 per share) and a consolidated net profit of $1,696 ($.00 per share) for the second quarter ended December 31, 1999 and 1998, respectively. The reduction is attributable to the Company's new subsidiary Authentidate.com which has not yet realized any sales but has incurred costs. This subsidiary company is expected to commence sales during the third quarter ending March 31, 2000.

         The second quarter ending December 31, 1999 net loss of $126,619 compares to a net loss of $1,107,490 for the first quarter ending September 30, 1999. The improvement is due to Bitwise and its DocStar product line as Bitwise realized a pre-tax profit of $30,126 for the second quarter ended December 31, 1999 compared to a pre-tax loss of $1,035,639 for the first quarter ended September 30, 1998. DJS realized a pre-tax profit of $42,407 and $86,348 for the quarters ended December 31, 1999 and September 30, 1999, respectively, and Authentidate.com realized a pre-tax loss of $215,469 and $142,418 for the quarters ended December 31, 1999 and September 30, 1999, respectively.

         The Company realized a consolidated net loss of $1,234,109 ($.12 per share) and $346,515 ($.05 per share) for the six months ended December 31, 1999 and 1998, respectively. The reasons for the increased loss were lower than expected sales by Bitwise during the first quarter ended September 30, 1999 and losses by Authentidate.com.

         The Company had consolidated net sales of $4,720,317 and $5,049,976 for the second quarter ended December 31, 1999 and 1998, respectively. Consolidated net sales were $7,792,083 and $10,465,503 for the six months ended December 31, 1999 and 1998, respectively. The reason for the sales decline for the quarter and the six months ended December 31, 1999 compared to same periods in 1998 was a decline in DocStar sales by Bitwise. The Company's subsidiary DJS realized a small sales increase for the three and six months ended December 31, 1999, respectively, compared to the same periods the prior year. The Company's other subsidiary Authentidate.com had no sales as of December 31, 1999.

         Sales for the second quarter ending December 31, 1999 of $4,720,317 exceeded sales for the first quarter ending September 30, 1999 of $3,071,766. The reason for the sales increase was a significant increase in DocStar sales by Bitwise during the second quarter compared to the first quarter. DJS also realized a small sales increase.
                                                                   Page 10 of 14

         Consolidated gross profit for the quarter and six months ended December 31, 1999 was $1,372,433 and $1,961,876, respectively. Consolidated gross profit for the quarter and six months ended December 31, 1998 was $2,009,553 and $3,907,777, respectively. This reduction is due to the decrease in DocStar sales by Bitwise, especially during the first quarter ended September 30, 1999. The consolidated profit margin was 29.1% and 25.2% for the quarter and six months ended December 31, 1999, respectively and 39.8% and 37.3% for the quarter and six months ended December 31, 1998, respectively. Gross profit margin is defined as gross profit as a percentage of sales. The decrease in gross profit margin is due to fixed overhead costs representing a larger percentage of sales when sales decline.

         Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $1,372,829 and $2,810,339 for the quarter and six months ended December 31, 1999, respectively and $1,820,396 and $3,907,150 for the quarter and six months ended December 31, 1998. S,G&A expenses declined as a result of significant cost cutting on DocStar by Bitwise, which was offset somewhat by expenses incurred by Authentidate.com and an expense increase by DJS.

         As a percentage of sales, S,G&A costs were 29.1% and 36.1% for the quarter and six months ended December 31, 1999, respectively and 36.0% and 37.3% for the quarter and six months ended December 31, 1998, respectively.
The decrease is due to cost cutting by Bitwise.


Interest expense was $124,857 and $317,836 for the quarter and six months ended December 31, 1999, respectively and $150,086 and $300,996 for the quarter and six months ended December 31, 1998, respectively. During the second quarter the convertible note holders converted their notes to common stock resulting in a decrease in interest expense for the quarter and the remainder of the fiscal year. Interest rates increased during the six months ended December 31, 1999 compared to the same period last year.

         Product development expenses, excluding capitalized costs and including amortization of capitalized costs, relate to software development for DocStar by Bitwise and Authentidate.com. These costs increased from $51,820 and $120,098 for the quarter and six months ended December 31, 1998, respectively, to $72,015 and $136,562 for the quarter and six months ended December 31, 1999, respectively. Bitwise has a policy of capitalizing qualified software development costs and amortizing those costs over three years as product development expense.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of all long-term debt at December 31, 1999 totaled $1,616,962 of which $1,395,021 relates to a mortgage loan.

         During the quarter ended December 31, 1999 the Company's convertible debt holders requested conversion of approximately $4.0 Million of debt into approximately 1.2 Million common shares. As a result of this conversion the Company's interest expense has been reduced significantly. The Company had been paying $159,000 of interest expense semi-annually on this convertible debt.

         The Company's subsidiary DJS has a wholesale line of credit facility for $625,000 which is supported by a guaranty of $250,000 furnished by one of DJS's vendors and expressly limited to purchases from this vendor. At December 31, 1999, $353,829 was outstanding. The line is non-interest bearing and payment terms are net 40. The line is collateralized by all assets of DJS.

         In May 1999, the Company's other line of credit for $1,500,000 was terminated by its lender as a result of the Company not being in compliance with all of its financial covenants. In October 1999, the Company entered into an agreement with the lender whereby the Company paid the lender $600,000 and agreed to pay off the remaining balance, approximately $612,000, in weekly installments of $11,778 plus interest by September 30, 2000. Interest accrued at the prime rate plus 4%. The Company paid the line of credit off in full in December 1999.

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

         In November 1999, the Company completed the third offering by selling a 20% interest for $100,000 in a new subsidiary, Authentidate.com, Inc. In addition, the Purchasers were issued 999,999 Bitwise Series C common stock warrants. The warrants are divided in three classes of 333,333 warrants per class which have varying exercise prices starting at $1.50 per common share and increasing over time up to $3.75 after a Registration Statement covering the underlying shares is filed, subject to adjustment for stock splits and corporate reorganizations.

         Property, plant and equipment expenditures totaled $208,136 and capitalized software development expenditures totaled $306,512 for the six months ended December 31, 1999, respectively. There were no purchase commitments outstanding or contemplated.

         The Company's cash balance at December 31, 1999 was $6,536,138 and total assets were $19,109,744. Management believes existing cash and short-term investments should be sufficient to meet the Company's operating requirements for the next twelve months.

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

         Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of the DocStar product line and Authentidate service, competition, pricing, technological changes, technological implementation of the Authentidate service and other risks as discussed in the Company's filings with the Securities and Exchange Commission, in particular its Annual Report on Form 10-KSB for the year ended June 30, 1999, and Registration Statement on Form S-3 declared effective on July 30, 1996 all of which risk factors could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

YEAR 2000 UPDATE

The Company has experienced no interruptions of its computer systems nor interruptions from third party suppliers as a result of Y2K.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BITWISE DESIGNS INCORPORATED

February 10, 2000                            /s/ John T. Botti
  DATE                                       JOHN T. BOTTI
                                             PRESIDENT & CHIEF EXECUTIVE OFFICER

                                             /s/ Dennis H. Bunt
                                             DENNIS H. BUNT
                                             CHIEF FINANCIAL OFFICER