Form 10QSB
period 2000-03-31
BITWISE DESIGNS INC
filed 2000-05-12
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----       EXCHANGE ACT OF 1934

For the quarterly period ended:      MARCH 31, 2000

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----       EXCHANGE ACT OF 1934


For the transition period from                 to
                               ---------------    ---------------


                           Commission File No. 0-20190


                              BITWISE DESIGNS, INC.
        (Exact name of small business issuer as specified in its charter)


     Delaware                                                         14-1673067
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

      13,827,548 shares of Common Stock, par value $.001 per share, were outstanding at May 3, 2000.

                          BITWISE DESIGNS INCORPORATED
                                    FORM 10-Q
                                      INDEX



                                                                        Page No.
                                                                        --------
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

  Consolidated Balance Sheets -
  March 31, 2000 and June 30, 1999                                           3-4

  Consolidated Statements of Operations -
  Three and nine months ended March 31, 2000
  and March 31, 1999                                                           5

  Consolidated Statements of Cash Flows -
  Nine months ended March 31, 2000
  and March 31, 1999                                                         6-7

  Notes to Consolidated Financial Statements                                 8-9


Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                            10-13



PART II OTHER INFORMATION

Item 6 Reports on Form 8-K and exhibits                                       13

Safe Harbor Statement                                                         13

Year 2000 Update                                                              14

Signatures                                                                    14

                          PART I FINANCIAL INFORMATION

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                   MARCH 31          JUNE 30,
                                                           2000              1999
                                                       (UNAUDITED)
                                                       -----------       -----------
Current Assets:
    Cash and cash equivalents                          $ 8,713,247       $   549,097
    Accounts receivable, net of allowance
      for doubtful accounts of $510,664 at Mar.,
      31, 2000 and $421,018 at June 30, 1999             4,481,198         5,141,178
    Due from related parties                                10,018            48,094
    Inventories:
      Finished goods                                     1,049,838         2,627,195
      Purchased components & raw material                1,920,881         1,197,192
    Income taxes receivable                                 15,471            12,130
    Prepaid expenses and other current assets              357,375           282,795
                                                       -----------       -----------
      Total current assets                              16,548,028         9,857,681

Property and equipment, net                              3,003,675         2,949,458
                                                       -----------       -----------
Other assets:
    Software development costs, net                        392,074           129,993
    Other assets                                            39,517            40,624
    Deferred financing costs                                                 165,989
    Excess of cost over net assets of
      acquired companies, net                            1,280,274         1,341,239
    Investment in non-consolidated affiliate               124,180
                                                       -----------       -----------
Total assets                                           $21,387,748       $14,484,984
                                                       ===========       ===========

        See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY                                      MARCH 31            JUNE 30,
                                                                            2000                1999
                                                                         (UNAUDITED)
                                                                        ------------        ------------
Current liabilities:
    Accounts payable                                                    $  1,187,633        $  3,852,032
    Borrowings under lines of credit                                                           1,274,779
    Accrued expenses and other liabilities                                   873,208           1,075,374
    Current portion of long-term debt                                         29,515              23,781
                                                                        ------------        ------------
      Total current liabilities                                            2,090,356           6,225,966
                                                                        ------------        ------------

Convertible notes payable, net of discount                                                     3,570,412
Long-term debt, net of current portion                                     1,358,453           1,210,712
Deferred grant                                                             1,000,000             142,189
                                                                        ------------        ------------
      Total liabilities                                                    4,448,809          11,149,279
                                                                        ------------        ------------
Shareholders' equity:
    Preferred stock -$.10 par value, 5,000,000 shares authorized:
      Series A-200 shares issued and outstanding                                  20                  20
      Series B-50,000 shares issued and outstanding                            5,000
    Common stock-$.001 par value; 20,000,000
      shares authorized; shares issued:
      13,371,901 at Mar. 31, 2000 and
      7,410,745 at June 30, 1999                                              13,372               7,411
    Additional paid-in capital                                            35,813,920          19,846,126
    Accumulated deficit                                                  (18,816,654)        (16,441,133)
                                                                        ------------        ------------
                                                                          17,015,658           3,412,424
    Less cost of common shares in treasury,
      28,082 shares                                                          (76,719)            (76,719)
                                                                        ------------        ------------
            Total shareholders' equity                                    16,938,939           3,335,705
                                                                        ------------        ------------
Total liabilities and shareholders' equity                              $ 21,387,748        $ 14,484,984
                                                                        ============        ============

        See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                        FOR THE 3 MONTHS ENDED                FOR THE 9 MONTHS ENDED
                                     MARCH 31,          MARCH 31,          MARCH 31,           MARCH 31,
                                        2000               1999               2000                1999
                                    (UNAUDITED)        (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
                                    -----------        -----------         -----------         -----------
Net sales                            $3,731,227         $4,681,783         $11,523,310         $15,147,286

Cost of goods sold                    2,726,430          3,109,429           8,556,637           9,667,155

                                     ----------         ----------         -----------         -----------
    Gross profit                      1,004,797          1,572,354           2,966,673           5,480,131

Selling, general and
      administrative expenses         2,110,044          1,960,875           4,920,383           5,868,025

Product development costs               120,241             54,225             256,803             174,323
                                     ----------         ----------         -----------         -----------
    Operating loss                   (1,225,488)          (442,746)         (2,210,513)           (562,217)

Other income (expense):

Interest expense                        (31,956)          (173,200)           (349,792)           (474,196)

Interest and other income               115,930              5,677             148,043              74,794
                                     ----------         ----------         -----------         -----------
    Loss before taxes                (1,141,514)          (610,269)         (2,412,262)           (961,619)

Income tax expense (benefit)               (102)                 1                (102)             (4,834)
                                     ----------         ----------         -----------         -----------
Net income before minority
    interest                         (1,141,412)          (610,270)         (2,412,160)           (956,785)

Minority Interest                                                               36,639
                                     ----------         ----------         -----------         -----------
Net income/(loss)                   ($1,141,412)       ($  610,270)       ($ 2,375,521)       ($   956,785)
                                     ==========         ==========         ===========         ===========
Per share amounts:

Net loss per common
    share                           ($     0.09)       ($     0.08)       ($      0.22)       ($      0.13)
                                     ==========         ==========         ===========         ===========


See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                              FOR THE 9 MONTHS ENDED
                                                           MARCH 31            MARCH 31
                                                             2000                1999
                                                          (UNAUDITED)         (UNAUDITED)
                                                         ------------        ------------
Cash flows from operating activities:
Net loss                                                 ($ 2,375,521)       ($   956,785)
Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                           502,148             470,390
      Provision for doubtful accounts                          79,453            (101,694)
      Non cash S,G&A expenses                                 129,663
      Changes in operating assets and liabilities:
            Accounts rec. and related part rec                618,603          (2,080,414)
            Inventories                                       853,668           1,012,697
            Prepaid expenses & other assets                    16,628            (179,436)
            Accounts payable and accrued expenses          (2,866,565)            110,147
            Income taxes                                       (3,341)             (8,119)
            Other                                                  99                (707)
                                                          -----------         -----------
            Net cash used in operating activities          (3,045,165)         (1,733,921)
                                                          -----------         -----------
Cash flows from investing activities:
    Property and equipment expenditures                      (266,661)         (1,053,087)
    Software development costs                               (392,932)           (111,871)
    Investment in non-consolidated affiliate                 (124,180)
    Patents and trademarks                                     (1,154)            (19,417)
                                                          -----------         -----------
            Net cash used in investing activities            (784,927)         (1,184,375)
                                                          -----------         -----------
Cash flows from financing activities:
    Incr/(Decr) borrowings on lines of credit, net         (1,274,779)           (564,605)
    Borrowings of long-term debt, net                         515,973             509,733
    Principle payments on long-term debt                     (362,498)
    Receipt of deferred revenue from economic
      development grant                                       857,811
    Payment of offering and financing costs                   (65,717)
    Exercise of warrants and options                       10,400,145
    Proceeds from private equity offering, net              1,896,946
    Proceeds from investment in subsidiary, net                98,861
    Preferred stock dividends                                 (62,500)
    Fees related to conversion of debt to equity              (10,000)
                                                          -----------         -----------
            Net cash provided by/(used in)
                   financing activities                    11,994,242             (54,872)
                                                          -----------         -----------
Net incr./(decr.) in cash & cash equivalents                8,164,150          (2,973,168)
Cash and cash equivalents, beginning of year                  549,097           4,000,370
                                                          -----------         -----------
Cash and cash equivalents, end of period                  $ 8,713,247         $ 1,027,202
                                                          ===========         ===========

        See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL CASH FLOW DISCLOSURES

OTHER SUPPLEMENTAL INFORMATION:                         FOR THE 9 MONTHS ENDED
                                                      MARCH 31,        MARCH 31,
                                                        2000             1999
                                                     (UNAUDITED)      (UNAUDITED)
                                                     ----------       ----------
      Interest paid                                  $  292,500       $  403,422

      Income taxes paid                              $      133       $    3,284

      Additional paid-in capital resulting
        from

           Issuance of warrants for services         $  219,623       $   23,967

           Issuance of common stock
              for services                           $  105,691

           Conversion of debt to equity, net
              of unamortized deferred
              financing costs and discount           $3,395,707

           Issuance of Authentidate common
              stock for services                     $   35,500


        See accompanying notes to the consolidated financial statements.

                              BITWISE DESIGNS, INC.
ITEM 1.            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for the fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended June 30, 1999. The consolidated financial statements include the accounts of Bitwise Designs, Inc. and its wholly-owned subsidiaries DJS Marketing Group, Inc. (DJS), Authentigraph.com, Inc. and majority owned (approx. 73%) Authentidate.com, Inc. (the Company).

2. During the nine months ended March 31, 2000 the Company formed two new subsidiaries, Authentidate.com, Inc. and Authentigraph.com, Inc. These two Companies provide Internet related services. The Authentidate service allows users to verify the authenticity of digital documents and images by imbedding an unalterable date and time stamp into digital images. The Company expects this technology to be accessed and sold over the Internet, and to be used for various items such as legal documents, contracts, notarized e-mail, medical records and numerous other potential uses. The Authentigraph service is similar to Authentidate however it focuses on the collectibles market and offers a service to prove authenticity of collectibles such as sports memorabilia and artwork. Neither entity has commenced operations to date but Authentidate is expected to commence sales in the fourth quarter.

3. The results of operations for the nine and three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

5. The Company adopted Statement of Financial Accounting Standards Board SFAS 130, "Reporting Comprehensive Income" in fiscal year 1999. There was no comprehensive income to report, other than net income, for the nine and three months ended March 31, 2000 and 1999.

6. During the nine months ended March 31, 2000, 2,935,211 common stock warrants and 284,746 common stock options were exercised. In addition, $3,975,000 convertible notes were converted into 1,223,075 common shares. In October 1999, the Company sold 1,480,000 common shares and 1,480,000 Series B common stock purchase warrants in a private equity offering for $740,000. Also as part of that financing the Company sold 50,000 Series B convertible cumulative preferred shares for $1,250,000 and a 20% interest in Authentidate for $100,000. The Purchasers also received 999,999 Bitwise Series C common stock warrants.

7. The following represents the reconciliation of the basic and diluted earnings per share amounts for the three and nine months ended March 31, 2000 and 1999.

                                                          March 31, 2000
                                                          --------------
                                   Three Months Ended                       Nine Months Ended
                                   ------------------                       -----------------
                                2000                1999                2000                1999
                                ----                ----                ----                ----
Net income/(loss)            ($1,141,412)          ($610,270)        ($2,375,521)          ($956,785)
Weighted average
      shares                  12,431,581           7,410,745          10,778,659           7,410,745
Basic and diluted EPS              ($.09)              ($.08)              ($.22)              ($.13)


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

RESULTS OF OPERATIONS

THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED MARCH 31, 1999.

      The Company realized a consolidated net loss of $1,141,412 ($.09 per share) and $2,375,521 ($.22 per share) for the three and nine months ended March 31, 2000, respectively. This compares to a consolidated net loss of $610,270 ($.08 per share) and $956,785 ($.13 per share) for the three and nine months ended March 31, 1999, respectively. The increase in the net loss is attributable to start up costs of the Company's new subsidiary, Authentidate.com, which has not yet realized any sales but has incurred significant costs as the Company prepares to bring this new product to market. Authentidate incurred a net loss of $579,537 for the quarter. This subsidiary company is expected to commence sales during the fourth quarter ending June 30, 2000. The Company also experienced a loss by Bitwise which sells the DocStar product line.

      The Company had consolidated net sales of $3,731,227 and $11,523,310 for the three and nine months ended March 31, 2000, respectively. This compares to consolidated net sales of $4,681,783 and $15,147,286 for the nine and three months ended March 31, 1999, respectively. The reason for the sales decline for the quarter and the nine months ended March 31, 2000 compared to same periods in 1999 was a decline in DocStar sales by Bitwise. DocStar sales were weak for the quarter as dealer reorders were lower than expected. The Company's subsidiary DJS realized a sales increase for the three and nine months ended December 31, 1999, respectively, compared to the same periods the prior year. The Company's other subsidiaries Authentidate.com and Authentigraph.com had no sales as of March 31, 2000.

            Consolidated gross profit for the three and nine months ended March 31, 2000 was $1,004,797 and $2,966,673, respectively. Consolidated gross profit for the three and nine months ended March 31, 1999 was $1,572,354 and $5,480,131, respectively. This reduction is due to the decrease in DocStar sales by Bitwise. The consolidated profit margin was 26.9% and 25.7% for the three and nine months ended March 31, 2000, respectively and 33.6% and 36.2% for the three and nine months ended March 31, 1999, respectively. Gross profit margin is defined as gross profit as a percentage of sales. The decrease in gross profit margin is due two reasons, first Bitwise offered more discounts and promotions during the current fiscal year and secondly, fixed overhead costs represent a larger percentage of sales when sales decline, thereby decreasing the gross profit margin.

      Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $2,110,044 and $4,920,383 for the three and nine months ended March 31, 2000, respectively and $1,960,875 and $5,868,025 for the three and nine months ended March 31, 1999. For the nine months comparison S,G&A expenses declined primarily as a result of significant cost cutting on DocStar by Bitwise, but for the three month comparison this cost cutting was offset by expenses incurred by Authentidate.com and an expense increase by DJS.

      As a percentage of sales, S,G&A costs were 56.6% and 42.7% for the three and nine months ended March 31, 2000, respectively, and 41.9% and 38.7% for the three and nine months ended March 31, 1999, respectively.


      Interest expense was $31,956 and $349,792 for the three and nine months ended March 31, 2000, respectively and $173,200 and $474,196 for the three and nine months ended March 31, 1999, respectively. During the current fiscal year holders of convertible notes converted $3,975,000 principle amount of notes into common stock resulting in a decrease in interest expense for the quarter and the remainder of the fiscal year. Interest rates increased during the nine months ended March 31, 2000 compared to the same period last year.

      Product development expenses, excluding capitalized costs and including amortization of capitalized costs, relate to software development for DocStar by Bitwise and Authentidate.com. These costs increased to $120,241 and $256,803 for the three and nine months ended March 31, 2000, respectively from $54,225 and $174,323 for the three and nine months ended March 31, 1999, respectively. The Company has a policy of capitalizing qualified software development costs and amortizing those costs over three years as product development expense.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of all long-term debt at March 31, 2000 totaled $1,387,968 all of which relates to a mortgage loan on the Company's principle office located in Schenectady, NY.

      During the quarter ended December 31, 1999 the Company's convertible debt holders requested conversion of approximately $4.0 million of debt into approximately 1.2 million common shares. As a result of this conversion the Company's interest expense has been reduced significantly. The Company had been paying $159,000 of interest expense semi-annually on this convertible debt.

      The Company's subsidiary DJS has a wholesale line of credit facility for $625,000. At March 31, 2000, $340,349 was outstanding. The line is non-interest bearing and payment terms are net 40. The line is collateralized by all assets of DJS.

      In May 1999, the Company's other line of credit for $1,500,000 was terminated by its lender as a result of the

Company not being in compliance with all of its financial covenants. In October 1999, the Company entered into an agreement with the lender whereby the Company paid the lender $600,000 and agreed to pay off the remaining balance, approximately $612,000, in weekly installments of $11,778 plus interest by September 30, 2000. Interest accrued at the prime rate plus 4%. The Company paid the line of credit in full in December 1999.

      In 1999, the Company was awarded a $1 million grant from the Empire State Development Corporation (an agency of New York state) which the Company used to construct a office/manufacturing building in Schenectady, NY. The Grant stipulates that the Company is obligated to achieve certain employment levels between 2001 and 2005 or some or all of the grant will be repaid. As the Company achieves these milestones it will recognize a portion of the grant as income.

      In October and November 1999 the Company completed three private equity offerings for approximately $2,100,000 (approximately $1,900,000 after expenses). The investment was structured as follows. In the first offering the Company sold 740,000 units for $740,000, each unit consisting of two shares of common stock and two Series B common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.375 for five years.

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

      In November 1999, the Company completed the third offering by selling a 20% interest for $100,000 in its new subsidiary, Authentidate.com, Inc. In addition, the purchasers were issued 999,999 Bitwise Series C common stock warrants. The warrants are divided in three classes of 333,333 warrants per class which have varying exercise prices starting at $1.50 per common share and increasing over time up to $3.75 after a Registration Statement covering the underlying shares is filed, subject to adjustment for stock splits and corporate reorganizations. The Registration Statement has been filed.

      Property, plant and equipment expenditures totaled $266,661 and capitalized software development expenditures totaled $392,932 for the nine months ended March 31, 2000, respectively. There were no purchase commitments outstanding or contemplated.

      In March 2000, Authentidate formed a joint venture known as Authentidate International Holdings AG with a German company, Windhorst New Technologies AGi.G., to market Authentidate in countries outside of North America. Also excluded from this joint venture agreement are Central and South America, Japan, Australia, India and New Zealand. The Company invested

DM (deutsche mark) 250,000 which was equal to approximately $124,000 and also contributed the Authentidate technology to the joint venture. Additionally, 250,000 Bitwise common stock warrants were issued to Windhorst in connection with the joint venture. The German company contributed DM 3,000,000. Authentidate.com, Inc. owns 40% of the joint venture and the German company owns 60% of the joint venture. The terms of the agreement have not yet been finalized and accordingly the related accounting will be recorded during the fourth quarter ended June 30, 2000.

      The Company's cash balance at March 31, 2000 was $8,713,247 and total assets were $21,387,748. Management believes existing cash and short-term investments should be sufficient to meet the Company's operating requirements for the next twelve months.

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

      Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of the DocStar product line and Authentidate and Authentigraph services, competition, pricing, technological changes, technological implementation of the Authentidate and Authentigraph services and other risks as discussed in the Company's filings with the Securities and Exchange Commission, in particular its Annual Report on Form 10-KSB for the year ended June 30, 1999, Registration Statement on Form S-3 declared effective on July 30, 1996 and Registration Statement on Form SB-2 declared effective February 14, 2000 all of which risk factors could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

YEAR 2000 UPDATE

The Company has experienced no interruptions of its computer systems nor interruptions from third party suppliers as a result of Y2K.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BITWISE DESIGNS INCORPORATED

May 12, 2000                       /s/ John T. Botti
------------                       ---------------------------------------
  DATE                                 JOHN T. BOTTI
                                       PRESIDENT & CHIEF EXECUTIVE OFFICER

                                   /s/ Dennis H. Bunt
                                   ---------------------------------------
                                       DENNIS H. BUNT
                                       CHIEF FINANCIAL OFFICER