Form 10KSB
period 2000-06-30
BITWISE DESIGNS INC
filed 2000-09-28
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 [X]      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended June 30, 2000


 [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to

                           Commission File No. 0-20190

                              BITWISE DESIGNS, INC.
               (Exact Name of Issuer as Specified in Its Charter)

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

                                               Name of Each Exchange on
     Title of Each Class                           Which Registered
Common Stock, $.001 par value                   Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value

                                (Title of class)

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

                  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  The Issuer's revenues for its most recent fiscal ended June 30, 2000 were $15,289,738.

                  On September 25, 2000, the aggregate market value of the voting stock of Bitwise Designs, Inc. (consisting of Common Stock, $.001 par value) held by non-affiliates of the Registrant (approximately 14,035,536 shares) was approximately $60,215,435.31 based on the closing price for such Common Stock ($4.0625) on said date as reported by the Nasdaq National Market System.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

                  On September 25, 2000, there were 14,822,261 shares of Common Stock, $.001 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                            [Cover Page 2 of 2 Pages]

Table of Contents

                                                      PART I
                                                                                                               PAGE
                                                                                                               ----

Item 1.              Business                                                                                   1
Item 2.              Properties                                                                                 15
Item 3.              Legal Proceedings                                                                          15
Item 4.              Submission of Matters to a Vote of Security Holders                                        15

                                                      PART II


Item 5.              Market For the Company's Common Equity and Related Stockholder                             16
                     Matters
Item 6.              Selected Financial Data                                                                    18
Item 7.              Management's Discussion and Analysis of Financial Condition and                            19
                     Results of Operations
Item 8.              Financial Statements and Supplemental Data                                                 25
Item 9.              Changes in and Disagreements With Accountants on Accounting                                25
                     and Financial Disclosure

                                               PART III

Item 10.             Directors and Executive Officers of the Company                                            26
Item 11.             Executive Compensation                                                                     30
Item 12.             Security Ownership of Certain Beneficial Owners and                                        35
                     Management
Item 13.             Certain Relationships and Related Transactions                                             37


                                               PART IV

Item 14.             Exhibits, Financial Statement Schedules and Reports on Form                                37
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


ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

         Bitwise Designs, Inc. ("Bitwise"), and its subsidiaries DJS Marketing Group, Inc. ("DJS"), Authentidate, Inc. and Authentigraph.com, Inc. (sometimes collectively referred to herein as the "Company"), are engaged in the manufacture and distribution of document imaging systems, computer systems and related peripheral equipment, components, and accessories, network and internet services and Internet-based authentication services.

         In March 1996, the Company acquired DJS (d.b.a. Computer
Professionals), a system integrator, and computer reseller in Albany, New York. DJS is an authorized sales and support provider for Novell, Microsoft Solutions and Lotus Notes.

         The Company established its Authentidate subsidiary during the fiscal year ended June 30, 2000 to engage in the business of providing end users with a service providing for the storage, confirmation and authentication of electronic data and images. Authentigraph, also established during the fiscal year ended June 30, 2000, applies the Authentidate technology to the field of signature authentication as it relates to sports memorabilia and entertainment collectibles.

         The Company was organized in August 1985 and reincorporated under the laws of the state of Delaware in May 1992. The Company's executive offices are located at 2165 Technology Drive, Schenectady, New York 12308, and its telephone number is (518) 346-7799.

GENERAL BUSINESS DEVELOPMENTS DURING THE PREVIOUS FISCAL YEARS

         In June 1998, the Company sold System Solutions Technology, Inc. to United Strategies, Inc. ("USI") for $4,000,000. The Company received approximately $3,600,000 in cash and approximately $400,000 worth of SST inventory and receivables. The transaction was in the form of a stock purchase. During the year ended June 30, 1999, the Company received certain claims from USI for indemnification under the agreements governing the sale. The Company agreed to pay USI $341,000 to settle these claims to be paid over 15 months accruing interest of 6%. The Company paid the note in full in March, 2000 and received a $10,000 discount on the principle balance of the note. The Company realized an aggregate loss of approximately $505,000 on the sale.


INDUSTRY OVERVIEW

         The market for the Company's products is highly competitive and rapidly changing. A primary focus of the Company is the manufacturing and distribution market for document imaging systems, personal computers, workstations and portable personal computers as well as microcomputer peripherals, networks, components accessories, Internet/Intranet development and Internet services. These markets have experienced significant growth over the last decade, and the Company believes such growth will continue, particularly in the document imaging market.

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

         The Company believes that the document imaging market will be one of its primary businesses and a basis for growth during the next few years. This is an evolving market which is expected to experience significant growth in the future. The Company believes that this market can provide the Company with significant profits. However, there can be no assurance that the Company's efforts in this emerging market will result in profits, income or significant revenues to the Company.

 .....Internet Authentication Services

         During the fiscal year ended June 30, 2000 the Company formed two Internet authentication service companies. The first, Authentidate, Inc., provides a service to accept and store electronic files from around the world and from different operating systems via the Internet and date and time stamps those files with a secure clock to proved content, date and time authenticity. The service allows users to also send notarized E-mail. The second company, Authentigraph.com, Inc., provides similar authentication services to the sports memorabilia and collectibles industries.

 .....Computer Products and Integration Services

         DJS purchases personal computers and peripheral computer products from many different suppliers. Peripheral computer products are products that operate in conjunction with computers, including but not limited to, printers, monitors, scanners, modems and software. A systems integrator, such as DJS, configures various computer hardware and peripheral products such as software together, to satisfy a customer's individual needs. The Company believes the market for personal computers and computer integration services will continue to grow the next several years.

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

 .....Internet/Intranet Development

         The Internet/Intranet is a computer based communication system, with international applicability, which provides customers with the ability to advertise products, provide news and stock market products, provide educational data bases, as well as one on one and Group Communications. The Company, through DJS, provides customer Internet installation services, including installation of web pages.

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

         The main components of a document management system are a personal computer, a high speed electronic document scanner, a laser printer capable of reproducing documents quickly, and a software package which controls scanning, indexing, storage and reproduction. Bitwise purchases scanners, laser printers and other essential hardware from unaffiliated third parties and manufactures the PC's for the system. The software utilized in DocStar consists of various versions of existing software from other developers, as well as software developed by the Company. The Company offers the DocStar System in mainly four models: System 15, Model C3000, System 50, and the DocStar DCL. The DocStar System 15 is the base model. The System 50 offers faster advanced processors or scanners, and increased storage capacity. Options and accessories include a raid unit, a jukebox, an optical disk tower, additional software, scanner upgrades, monitor upgrades and hardware upgrades. The DCL and C3000 connect DocStar electronic imaging capabilities with the network scanning and printing functions of Xerox Corporation's digital copiers and Canon, Inc.'s digital scanners, respectively.

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

         Since inception, the Company has devoted efforts to research and development activities in an effort to improve its current products and introduce new products. Current development efforts are directed toward improving ease of use, adding system enhancements and increasing performance. Product development expense for document imaging was $291,791 and $248,801 for fiscal years 2000 and 1999, respectively. The Company will continue to improve its document imaging products in an effort to satisfy the needs of a dynamic marketplace.

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

         Third, each complete unit is "burned-in" from eight to twelve hours. This process involves running a component test program which sequentially tests each memory bit, processor circuit, and drive memory track to verify correct operation in a temperature- controlled chamber. This test is repeated continuously over the burn-in period. Since electronic components have their greatest failure risk during the first few hours of active operation, management believes that the burn-in process reveals nearly all faulty components before they reach the end user.

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

PATENTS AND TRADEMARKS

         The Company, along with Authentidate, has three patents pending concerning the technology underlying the Authentidate product line and has registered the logo "BitWise Designs" and Bitwise's associated trademark, "DocStar." No assurance can be given that registration will be effective to protect the Company's trademarks. The Company believes the tradenames and patents are material to its business.

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

         The Company's products are usually sold on credit terms or through a floor planning finance company (to qualified accounts), and are warranted against defects in materials and workmanship for a period of 13 months from purchase. The Company currently employs five regional sales directors to cover the significant markets of the country.

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

EMPLOYEES

         Bitwise employs 40 full-time employees including its executive officers. No employees are covered by a collective bargaining agreement, and the Company believes its employee relations are satisfactory.

                 AUTHENTIDATE, INC. AND AUTHENTIGRAPH.COM, INC.

         The Company has recently established a majority owned subsidiary named Authentidate, Inc. to engage in a new business line of providing end users with a service which will (a) accept and store electronic files from networks and personal computers throughout the world and from different operating systems via the Internet; (b) time and date stamp those files using a secure clock; (c) allow users to transmit only the "secure codes" to Authentidate fileservers while maintaining the original within the customers "firewall"; and (d) allow users to prove authenticity of time, date and content of stored electronic documents.

         Authentigraph was also recently created to market Authentidate services to the sports memorabilia and collectibles industries.

         The Company formed a joint venture in March, 2000, known as Authentidate International AG, with a German company to develop the Authentidate Software in foreign languages and to market that product in countries outside of the Americas, Japan, Australia, New Zealand and India. The Company owns 39% of the joint venture.

PRODUCTS

     Authentidate is in the process of developing a Business to Business ("B to B") product. There currently exists a Retail version on the Internet which was developed in large part to generate interest and to publicize the B to B version. Only minor income is expected from the retail version. The Company retained a third party consulting firm, Cap Gemini America, Inc., to program and develop the B to B version. This version is currently being tested and the Company anticipates a general release in early 2001.

RESEARCH AND DEVELOPMENT

     The Internet market is characterized by rapid technological change involving software, hardware and communication technologies. The Company's ability to be competitive depends upon its ability to anticipate and effectively react to technological change on the Internet as well as constantly changing market conditions for the evolving Internet market place. Current development efforts are directed to the development of B to B products. The Company has a policy of capitalizing product development expenses and amortizing those expenses over the anticipated useful life. However, because of market uncertainty software development costs related to the Authentidate Retail Version were fully amortized during the fourth quarter of the year ended June 30, 2000. The Company has expensed a total of $373,742 as product development expenses related to its Authentidate technology in the year ended June 30, 2000.

DEVELOPMENT AND SUPPLIERS

     The Company has retained an international consulting firm, Cap Gemini America, Inc., to develop the B to B product line. The Company has also retained AT&T, Inc., to maintain all hardware at an AT&T facility in New York, New York, from where the Authentidate product line will operate. The Company believes that there are sufficient alternative suppliers of these services. The Company eventually may bring all development activities in-house.

PATENT AND TRADEMARKS

     Along with Bitwise, Authentidate has three patents pending concerning the technology underlying the Authentidate product line and has registered the trademark "Authentidate" and has filed a motion with the United States Patent and Trademark Office to permit it to register the trademark "Authentigraph." No assurances can be given that the registration will be effective to protect the Company's trademarks.

SALES AND MARKETING

     Authentidate plans to market the service directly to corporate accounts using a combination of direct sales, Internet advertising, media advertising and indirect sales. Authentidate also plans to market the product to application software companies to be included as an "added feature" in their products using the same sales model as corporate accounts. Authentidate expects to use a combination of terms, usage fees, flat fees and license fees.

COMPETITION

   This product concept is new and competition is currently limited. Authentidate may, however, experience competition from much larger Internet companies that have greater financial, technological and marketing resources then it does.

EMPLOYEES

    Currently, Authentidate has only six employees. Authentidate shares numerous employees from Bitwise. Additional staff are currently being recruited.

                            DJS MARKETING GROUP, INC.

         DJS (d/b/a "Computer Professionals") is a network and systems integrator of computer and peripheral products to a variety of customers, including corporations, schools, government agencies, manufacturers and distributors. DJS is one of the largest systems integrators in the Albany, New York region.

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

EMPLOYEES

         DJS has 33 full-time staff members, including two (2) executive officers. None of the employees of DJS are represented by a collective bargaining agreement. DJS believes that its employee relations are good.

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

WE HAVE INCURRED LOSSES AND MAY CONTINUE TO INCUR LOSSES IN THE FUTURE.

         We incurred losses of $5,274,043 and $3,166,488, respectively, for its fiscal years ended June 30, 2000 and 1999. We have incurred significant costs developing our Authentidate services as well as continued costs to develop a national market for our DocStar systems. We will continue to incur these costs in the future as we attempt to increase market awareness and sales. Moreover, our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line and the competitive environment in which we operate. There can be no assurance that we will be able to achieve profitable operations in future operating periods.

WE HAVE LIMITED WORKING CAPITAL AND MAY NEED ADDITIONAL FUNDS TO FINANCE FUTURE OPERATIONS.

         Our capital requirements have been and will continue to be significant. We have been substantially dependent upon public offerings and private placements of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to promote and market the Authentidate and DocStar products. Due to these expenditures, we have incurred significant losses to date. In the future, we may need additional funds from loans and/or the sale of equity securities to fully implement our business plans. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. In the event such funds are not available, we will be forced to reduce its current and proposed operations.

IF OUR PRODUCTS ARE NOT COMPETITIVE, OUR BUSINESS WILL SUFFER.

         Bitwise and its subsidiaries are engaged in the highly competitive businesses of manufacturing and distributing document imaging systems, Internet products, computer hardware and software as well as technical support services for such businesses. The document imaging business is competitive and we compete with major manufacturers. Many of these companies have substantially more experience, greater sales, as well as greater financial and distribution resources than do we. The most significant aspects of competition are the quality of products, including advanced capabilities, and price. There can be no assurance the Company can effectively continue to compete in the future.

     The Authentidate business is a new business line and the level of competition in unknown at this point in time. There can be no assurances, however, that Authentidate products will achieve market acceptance.

         Our DJS subsidiary is engaged in the highly competitive business of systems integration, computer services and computer reselling. DJS competes with many small and local companies which provide similar technical services to those offered by DJS. Additionally, DJS must compete with other computer resellers, many of whom have greater financial and technical resources. There can be no assurance that DJS will be able to compete successfully with these competitors.

OUR PRODUCTS MAY NOT BE ACCEPTED BY OUR CONSUMERS WHICH WOULD SERIOUSLY HARM OUR BUSINESS.

     Although we introduced our DocStar imaging system products on a national level in January 1996, demand and market acceptance for the DocStar imaging system remains subject to a high level of uncertainty. Achieving widespread acceptance of this product line will continue to require substantial marketing efforts and the expenditure of significant funds to create brand recognition and customer demand for such products. There can be no assurance that adequate marketing arrangements will be made for such products. The Authentidate product line is a new product line and there can be no assurance that these products will ever achieve widespread market acceptance or increased sales or that the sale of such products will be profitable.

IF WE CANNOT CONTINUOUSLY ENHANCE OUR PRODUCTS IN RESPONSE TO RAPID CHANGES IN THE MARKET, OUR BUSINESS WILL BE HARMED.

     The computer industry and Internet services industry are characterized by extensive research and development efforts which result in the frequent introduction of new products which render existing products obsolete. Our ability to compete successfully in the future will depend in large part on our ability to maintain a technically competent research and development staff and our ability to adapt to technological changes in the industry and enhance and improve existing products and successfully develop and market new products that meet the changing needs of our customers. Although we are dedicated to continued research and development of our products with a view towards offering products with the most advanced capabilities, there can be no assurance that we will be able to continue to develop new products on a regular basis which will be competitive with products offered by other manufacturers. At the present time, we do not have a targeted level of expenditures for research and development. We will evaluate all opportunities but believe the majority of our research and development will be devoted to enhancements of our existing products.

     Technological improvements in new products that we and our competitors offer, which, among other things, results in the rapid decline of the value of inventories, as well as the general decline in the economy and other factors, have resulted in recent declines in retail prices for computer products. As competitive pressures have increased, many companies have ceased operation and liquidated inventories, further increasing downward pricing pressure. Such declines have, in the past, and may in the future, reduce our profit margins.

WE DO NOT HAVE PATENTS ON ALL THE TECHNOLOGY WE USE WHICH COULD HARM OUR COMPETITIVE POSITION.

     We do not currently hold any patents and the technology embodied in our current products cannot be patented. We have three patents pending for the innovative technology underlying the Authentidate business plan that can verify the authenticity of digital images by employing a secure clock to stamp the date and time on each image captured and have registered as trademarks the logo "BitWise Designs," "DocStar" and "Authentidate". We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file a patent application for any new products we may develop, to the extent any technology included in such products is patentable, if any. There can be no assurance that any patents in fact, will be issued or that such patents will be effective to protect our products from duplication by other manufacturers. In addition, there can be no assurance that any patents that may be issued will be effective to protect our products from duplication by other developers.

     Other companies operating within our business segment may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how. In addition, there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce its rights under any patent. Although we believe that the products we sell do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has or may occur.

     In the event that products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or obtain a license for the manufacture and/or sale of such products. There can be no assurance that, in such an event, we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. Moreover, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. In addition, if our products or proposed products are deemed to infringe upon the patents or proprietary rights of others, we could, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business.

WE DEPEND ON OTHERS FOR COMPONENTS OF OUR PRODUCTS, WHICH MAY RESULT IN DELAYS AND QUALITY-CONTROL ISSUES.

     We do not own or lease any manufacturing facilities and do not manufacture any of the component parts for our products. Rather, we purchase all of these components from unaffiliated suppliers. All of our products are assembled at our facilities. We believe that at the present time we have sufficient sources of supply of component parts, and that in the event any existing supplier ceases to furnish component parts to us, alternative sources are available. However, there can be no assurance that the future production capacity of our current suppliers and manufacturers will be sufficient to satisfy our requirements or that alternate suppliers and manufacturers will be available on commercially reasonable terms, or at all. Further, there can be no assurance that the availability of such supplies will continue in the future.

IF WE LOSE OUR PRESIDENT, OUR BUSINESS WILL BE HARMED.

     Our success is largely dependent upon the services of our Chairman of the Board and President, John T. Botti. The loss of his services would have a material adverse affect on our business and prospects. In January 2000, we entered into a three-year employment agreement with Mr. Botti. We have obtained, for our benefit, "key man" life insurance in the amount of $1,000,000 on Mr. Botti's life.

SINCE WE HAVE NOT PAID DIVIDENDS ON OUR COMMON STOCK, HOLDERS MAY NOT RECEIVE INCOME FROM AN INVESTMENT IN OUR COMMON STOCK.

     We have not paid any dividends on our Common Stock since our inception and do not contemplate or anticipate paying any dividends on our Common Stock in the foreseeable future. Earnings, if any, will be used to finance the development and expansion of our business.

SINCE THE HOLDERS OF OUR OUTSTANDING SERIES A PREFERRED STOCK CONTROL OUR BOARD OF DIRECTORS, OTHER SHAREHOLDERS MAY NOT BE ABLE TO INFLUENCE OUR DIRECTION.

     Our Certificate of Incorporation authorizes our Board of Directors to issue up to 5,000,000 shares of Preferred Stock, from time to time, in one or more series. The Board of Directors is authorized, without further approval of the stockholders, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each new series of Preferred Stock. We previously established 200 shares of Series A Preferred Stock which are owned by John Botti and Ira Whitman, our founders and officers. The Series A Preferred Stock entitles the holders to elect a majority of the Board of Directors. The existence of such stock could adversely affect the voting power of the holders of Common Stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for the Common Stock at a premium, or otherwise adversely affect the market price of the Common Stock. In addition, we issued 50,000 shares of our Series B Preferred Stock in our October, 1999 private offering.

OUR PREFERRED STOCK FINANCING MAY RESULT IN DILUTION TO OUR COMMON SHAREHOLDERS.

     Dilution of the per share value of our common shares could result from the conversion of most or all of the Series B Preferred Stock we sold in a private placement in October 1999. Holders of our Series B Preferred Stock may convert these shares into shares of our common stock at a conversion price of $1.875 beginning one year after the issuance of the Series B Preferred Stock. However, after three years from the closing, the conversion price is subject to a floating rate equal to the lower of $1.875 or the average of the closing bid and asked prices of our common stock for the immediately preceding ten consecutive trading days ending one day prior to the notice of conversion.

     Regardless of the date of exercise, dilution could occur from the widespread conversion of the Series B Preferred Stock. The following scenarios could result in dilution to our common shareholders:

- In either period, the conversion price could be lower than the actual trading price on the day of conversion. This could result in the holder immediately selling all of its converted common shares, which would have a dilutive effect on the value of the outstanding common shares.

- After three years, if the average trading price falls below $1.875, the lower the average trading price, the greater the number of common shares that a holder of our Series B Preferred Stock will receive upon conversion. This might further encourage the holders of the Series B Preferred Stock to convert their shares into common shares. The increased number of common shares would further depress the average trading price of our common stock.

- The significant downward pressure on the trading price of our common stock as Series B Preferred Stock holders converted these securities and sell the common shares received on conversion could encourage short sales by the holders of Series B Preferred Stock or other shareholders. This would place further downward pressure on the trading price of our common stock. Even the mere perception of eventual sales of common shares issued on the conversion of the Series B Preferred Stock could lead to a decline in the trading price of our common stock.

WE HAVE SOLD RESTRICTED SHARES WHICH MAY DEPRESS OUR STOCK PRICE WHEN IT IS SELLABLE UNDER RULE 144.


     Approximately 2,290,862 shares of Common Stock currently outstanding may be deemed "restricted securities" as that term is defined under the Securities Act of 1933 (the "Act"), and in the future, may be sold pursuant to a registration under the Act, in compliance with Rule 144 under the Act, or pursuant to another exemption therefrom. Rule 144 provides, that, in general, a person holding restricted securities for a period of one year may, every three months thereafter, sell in brokerage transactions an amount of shares which does not exceed the greater of one percent of our then outstanding Common Stock or the average weekly trading volume of the Common Stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitations by a person who is not an affiliate of ours and was not an affiliate at any time during the 90 day period prior to sale and who has satisfied a two year holding period. Sales of our Common Stock by certain present stockholders under Rule 144 may, in the future, have a depressive effect on the market price of our securities. In addition, the sale of shares by officers and directors and other affiliated shareholders, may also have a depressive effect on the market for our securities.

OUR OUTSTANDING OPTIONS AND WARRANTS MAY DEPRESS OUR STOCK PRICE.

     As of June 30, 2000, there were outstanding immediately exercisable stock options to purchase an aggregate of 2,316,173 shares of Common Stock at exercise prices ranging from $0.34 to $11.25 per share, and outstanding immediately exercisable warrants to purchase an aggregate of 3,025,477 shares of Common Stock at exercise prices ranging from $.88 to $11.25 per share. In addition, there are outstanding 50,000 shares of our Series B Preferred Stock, which is convertible into an aggregate of 666,667 Shares of Common Stock. To the extent that outstanding stock options and warrants are exercised or the Series B Preferred Stock is converted, dilution to our shareholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options and warrants can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by the outstanding options, warrants and preferred stock.

IF WE CANNOT OFFSET FUTURE TAXABLE INCOME OUR TAX LIABILITIES WILL INCREASE.

     At June 30, 2000, the date of our most recent fiscal year end, we had net operating loss carryforwards ("NOLS") for federal income tax purposes of approximately $17,600,000 available to offset future taxable income. Under
Section 382 of the Internal Revenue Code of 1986, as amended, utilization of prior NOLS is limited after an ownership change, as defined in Section 382, to an annual amount equal to the value of the corporation's outstanding stock immediately before the date of the ownership change multiplied by the federal long-term exempt tax rate. Use of our NOLS could also be limited as a result of grants of stock options under stock option plans and other events. In the event we achieve profitable operations, any significant limitation on the utilization of NOLS would have the effect of increasing our current tax liability.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's executive offices and production facilities are located at 2165 Technology Drive, Schenectady, New York 12308. The Company owns the 26,000 square foot building, subject to a mortgage with a remaining balance of $1,380,768 as of June 30, 2000.

         A New York State agency awarded the Company a $1,000,000 grant to build this facility. The grant includes several requirements concerning the Company's business and the number of individuals employed. If these requirements are not fulfilled, the Company will be required to repay the grant to New York State.

ITEM 3.  LEGAL PROCEEDINGS

         The Company believes that it is not a party to any legal proceedings which could have a material adverse effect on its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Upon the effectiveness of the Company's public offering on May 13, 1992, its Common Stock commenced trading in the over-the-counter market and was listed on the SmallCap Market of the Nasdaq Stock Market ("NASDAQ") under the symbol "BTWS." On August 11, 1994, the Common Stock commenced trading on the Boston Stock Exchange under the symbol BTW. On June 25, 1996, the Company withdrew its listing on the Boston Stock Exchange. On April 24, 1996, the Company's Common Stock commenced trading on the Pacific Stock Exchange. In April, 2000 the Company commenced trading on the National Market of the NASDAQ.

         The following is the range of high and low closing prices for the Company's Common Stock on the Nasdaq SmallCap Market for the periods indicated below:


                                                                                   High              Low
                                                                                   ----              ---
Common Stock
Fiscal Year 2000
1st Quarter....................................................................... 1-15/32             7/8
2nd Quarter....................................................................... 19-7/8            1-1/8
3rd Quarter....................................................................... 18-1/4            11-1/4
4th Quarter....................................................................... 13-11/16          5-7/8
Fiscal Year 1999
1st Quarter....................................................................... 1-1/2               7/8
2nd Quarter....................................................................... 1-7/8             23/32
3rd Quarter....................................................................... 1-5/8               7/8
4th Quarter....................................................................... 1-1/2             15/16
Fiscal Year 1998
1st Quarter....................................................................... 4                 2-3/4
2nd Quarter....................................................................... 4-5/16            2-3/32
3rd Quarter....................................................................... 3-3/4             2-7/16
4th Quarter....................................................................... 2-7/8             1-9/16


         The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs, or commissions, and do not necessarily represent actual transactions.

         As of September 25, 2000, there were approximately 382 holders of record of the Company's Common Stock. The Company believes there are more than 500 beneficial holders of the Company's Common Stock.

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


                                                     YEAR ENDED JUNE 30,
                                            2000            1999                 1998              1997               1996
STATEMENT OF
OPERATIONS DATA:
Net Sales                               $15,289,738       $17,094,765           $33,755,625      $ 53,109,469       $ 30,611,258

Gross Profit                              3,365,157         5,615,468             8,092,566        10,006,736          4,826,693

Net (Loss)/Net Income                    (5,274,043)       (3,166,488)           (5,464,059)       (2,143,159)        (2,961,039)

Basic and Diluted
Net(Loss)/Net Income
Per Common Share                             (0.49)            (0.43)                (0.74)            (0.30)             (0.55)

BALANCE SHEET DATA:

Current Assets                           15,232,894         9,857,681            12,138,995        13,622,171         13,101,722

Current Liabilities                       1,809,264         6,225,966             4,789,896         7,730,498          7,234,849

Working Capital                          13,423,630         3,631,715             7,349,099         5,891,673          5,866,873

Total Assets                             21,128,335        14,484,984            14,708,454        18,924,765         19,880,037

Total Long Term Liabilities               2,351,253         5,327,901(1)          3,975,000(2)          1,297             17,949

Stockholders' Equity                     16,967,818         3,335,705             6,478,226        11,192,970         12,627,239


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

RESULTS OF OPERATIONS

Fiscal Year 2000 Compared to Fiscal Year 1999

         The Company realized a consolidated net loss of $5,274,043 ($.49 per share) compared to a consolidated net loss of $3,166,488 ($.43 per share) for the fiscal years ended June 30, 2000 and 1999, respectively. Consolidated net sales totaled $15,289,738 and $17,094,765 for the fiscal years ended June 30, 2000 and 1999, respectively.

         The consolidated sales decrease is due to a decrease in sales of the DocStar product line for the year ended June 30, 2000 to $5,589,830, compared to $7,674,451 for the year ended June 30, 1999. Sales for DJS increased from $9,536,994 for the fiscal year ended June 30, 1999 to $9,949,707 for the fiscal year ended June 30, 2000.

         The Company's net loss increase is due to losses incurred by the Company's new subsidiary, Authentidate, Inc., which incurred significant development, marketing and start-up costs. Even though the sales of the DocStar product line decreased, the Company's operating loss decreased substantially, as the Company instituted cost cutting measures in an effort to reduce the breakeven point. DJS operating profits decreased slightly due to competitive pressures.

         Consolidated gross profit for the fiscal years ended June 30, 2000 and 1999 was $3,365,157 and $5,615,468 respectively. This reduction is due to the reduction in DocStar sales. The consolidated profit margin was 22.0% and 32.8% for the fiscal years ended June 30, 2000 and 1999, respectively. Gross profit margin is defined as gross profit as a percentage of sales. The decrease in gross profit margin is due to decreases in DocStar sales and competitive pressures.

         Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $8,016,192 and $7,765,234 for the fiscal years ended June 30, 2000 and 1999, respectively. S,G&A expenses increased as a result of Authentidate marketing and general start-up costs.

         As a percentage of sales, S,G&A costs increased from 45.4% in 1999 to 52.4% in 2000 as a result of Authentidate's S,G&A expenditures.

         Interest expense totaled $299,994 and $630,396 for fiscal years ended June 30, 2000 and 1999, respectively. The decrease is due to the conversion of long-term debt to equity and the payoff of the Company's line of credit. Interest rates increased during the fiscal year ended June 30, 2000 compared to the prior year.

         Product development expenses, excluding capitalized costs and including amortization of capitalized costs relate to software development for the DocStar, Authentidate and Authentigraph product lines. These costs increased from $248,801 to $665,533 for the fiscal years ended June 30, 1999 and 2000, respectively. Bitwise has a policy of capitalizing qualified software development costs and amortizing those costs over three years as product development expense.

Fourth Quarter Adjustments

         During the fourth quarter of 1999, the Company recorded an adjustment increasing its net loss for sales made with the right of return by approximately $1,350,000 for which income will not be recognized until sale of the product by the customer. Additionally, a reserve of approximately $186,000 was recorded for claims arising from the sale of SST.

Fiscal Year 1999 Compared to Fiscal Year 1998

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


         The Company's net loss improvement was due to a combination of a reduction in Bitwise operating costs and increase in profits from DJS. DJS realized a reduction in sales, however profits increased due to an increase in gross profit margins as DJS shifted its business from hardware sales to a business model that produced more service revenue such as network and Internet services in addition to hardware sales. DJS was also able to reduce operating costs.

         Consolidated gross profit for the fiscal years ended June 30, 1999 and 1998 was $5,615,468 and $8,092,566, respectively. This reduction is mainly due to the sale of SST in June 1998. The consolidated profit margin was 32.8% and 24.0% for the fiscal years ended June 30, 1999 and 1998, respectively. Gross profit margin is defined as gross profit as a percentage of sales. The increase in gross profit margin is due to the sale of SST. Bitwise and its DocStar product have significantly higher gross profit margins than products and services provided by both SST and DJS.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of long-term debt at June 30, 2000 totaled $1,380,768, all of which relates to a mortgage loan.

         During the quarter ending December 31, 1999, the Company's convertible debt holders converted approximately $4.0 million of debt into approximately 1.2 million common shares.

         The Company's subsidiary, DJS has a wholesale line of credit facility totaling $625,000, of which $602,293 was outstanding (included in accounts payable) at June 30, 2000. This line is non-interest bearing and payment terms are net 40. The line is collateralized by all assets of DJS.

         During fiscal 2000, the Company's other line of credit for $1,500,000 was terminated by its lender as a result of the Company not being in compliance with all of its loan covenants. The Company entered into an agreement with the lender to extend repayment of the outstanding balance until September 30, 2000, in weekly installments. In December 1999, the Company paid the balance off in full.

         Property, plant and equipment expenditures totaled $358,554 for the year ended June 30, 2000. There were no purchase commitments outstanding.

         The Company was awarded a grant totaling $1,000,000 from an agency of New York State to be used towards the construction of a new facility in Schenectady, New York. The grant stipulates that the Company is obligated to achieve certain annual employment levels at the new site between January 1, 2001 and January 1, 2005 or some or all of the grant will have to be repaid. The facility was completed in August, 1999.

         In October and November 1999, the Company completed three private equity offerings for approximately $2,100,000 (approximately $1,900,000 after expenses). The investment was structured as follows. In the first offering the Company sold 740,000 units for $740,000, each unit consisting of two shares of common stock and two Series B Common Stock Purchase Warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.375 for five years.

         In the second offering the Company sold 50,000 shares of Series B Convertible Cumulative Preferred Stock for $1,250,000. Dividends on the Series B Preferred Shares are payable at the rate of 10% per annum, semi-annually. Each of the shares of the Series B Preferred Stock is convertible into such number of shares of the Company's common stock as shall equal $25 divided by the conversion price of $1.875 per shares, subject to adjustment in certain circumstances.

          In November 1999, the Company completed the third offering by selling a 20% interest for $100,000 in its new subsidiary, Authentidate, Inc. In addition, the Company issued to the purchasers 999,999 Series C Common Stock Purchase Warrants. The Series C Warrants are divided into three classes of 333,333 warrants per class which have varying exercise prices, starting at $1.50 per common share and increasing over time to $3.75 after the effectiveness of a registration statement covering the underlying shares, subject to adjustment for stock splits and corporate reorganizations. The registration statement was declared effective by the Commission on February 14, 2000.

         In March 2000, Authentidate formed a joint venture known as Authentidate International Holdings, AG, with a German company, Windhorst New Technologies, Agi.G.,to market Authentidate in countries outside of the Americas, Japan, Australia, New Zealand and India. Authentidate retained the rights to market the service in these territories. The Company invested DM 250,000, which is equal to approximately $124,000 and also granted a license to the Authentidate technology to the joint venture vehicle. Additionally, the Company issued 250,000 Common Stock Purchase Warrants to Windhorst in connection with the joint venture.

Windhorst contributed DM 3,000,000 to the joint venture. Authentidate, Inc. owns 39% of the joint venture and Windhorst owns 60% of the joint venture. The joint venture will be accounted for under the equity method of accounting by Authentidate.

         During the fiscal year ended June 30, 2000, the Company incurred a net loss of $5,274,043, and cash used by operating activities totaled $5,078,674. The Company's available cash balance at June 30, 2000 totaled approximately $8,000,000. To date, the Company has been largely dependent on its ability to sell additional shares of its common stock or other financing to fund its operating deficits. Under its current operating plan to obtain a national acceptance of the DocStar product line and to launch the Authentidate and AuthentiGraph product lines, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of its products and the Company's ability to control overhead costs. If the Company is unable to attain projected sales levels for DocStar, Authentidate and other products, it may be necessary to raise additional capital to fund operations and meet its obligations. There is no assurance that such funding will be available, if needed.

EFFECTS OF INFLATION AND CHANGING PRICES

         The impact of general inflation on the Company's operations has not been significant to date and the Company believes inflation will continue to have an insignificant impact on the Company. However, price deflation in the major categories of components purchased by the Company has been substantial and is anticipated to continue through fiscal 2001. Typically, new components such as new generations of microprocessors and new optical disk drive technologies etc. are introduced at premium prices, by its vendors. During this period, the Company earns lower margins on its products. As the life cycle progresses competitive pressures could force vendor prices down and thus improve the Company's profit margins. The Company does not believe that competitive pressures will require it to lower its DocStar selling price. Because much of DJS's business is service-related, price deflation has less of an impact on DJS's profits.

NEW ACCOUNTING STANDARDS

         In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 has subsequently been amended by SFAS No. 137, issued in June, 1999, which delays the effective date for implementation of SFAS No. 133 until fiscal quarters of fiscal years beginning after June 15, 2000. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the Company's financial condition or results of operations.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB
101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the quarter ended May 27, 2001. Management does not expect the adoption of SAB 101 to have a material effect on the Company's financial condition or results of operations.

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company has applied the applicable provisions of FIN 44 which did not have a material effect on the Company's Consolidated Financial Statements.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                  The Financial Statements and Supplementary Data Schedule are annexed hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

         The executive officers and directors of the Company are as follows:

             NAME                           AGE           OFFICE

         John T. Botti                      36       President, Chief Executive
                                                     Officer and Chairman of the
                                                     Board

         Robert Van Naarden                 53       Director and Chief Executive
                                                     Officer of Authentidate, Inc.

         Nicholas Themelis                  37       Chief Technology Officer, Vice
                                                     President and Director

         Ira C.  Whitman                    37       Senior Vice-President--Research
                                                     and Development, Secretary and
                                                     Director

         Steven A. Kriegsman                57       Director

         J. Edward Sheridan                 63       Director

         Charles C. Johnston                64       Director

         Dennis H. Bunt                     46       Chief Financial Officer

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

         Robert Van Naarden joined Bitwise in July 2000. Mr. Van Naarden has more than 33 years experience in general management, marketing, sales and engineering with computer related companies. Most recently he was Vice President of Sales, Marketing, Business Development and Professional Services with Sensar, Inc. He has also held senior positions with Netframe, Firepower Systems, Supermac Technology and Digital. Mr. Van Naarden was also a founder of Stardent and Convergent Technologies. He has a M.S. in Electrical Engineering from Northeastern University and a B.S. in Physics from the University of Pittsburgh.

         Nicholas Themelis joined the Board of Directors in January 2000 and became its Chief Technology Officer in April 2000. Mr. Themelis has over 16 years of experience working with high technology systems and assisting new technology ventures in implementing their business plans. Prior to joining the Company, Mr. Themelis was Senior Vice President of the e-Commerce Technology Group and the Private Client Technology Group at Lehman Brothers. Mr. Themelis also served in various international executive positions including Chief Information Officer of Lehman Brothers Asia. Previously he was the co-founder of a technology consulting company.

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

         Charles C. Johnston joined the Board of Directors in December, 1997. Mr. Johnston has been the Chairman of Ventex Technology, Inc., a privately-held neon light transformer company, since July 1993. Mr. Johnston has also served as Chairman of AFD Technologies, a private corporation since 1994 and J&C Resources a private corporation, a position that he has held since 1987. Mr. Johnston serves as a Trustee of Worcester Polytechnic Institute ("WPI") and earned his B.S. degree from WPI in 1957.

         Dennis H. Bunt has been the Chief Financial Officer of the Company since September 1992. Mr. Bunt has more than 24 years of financial management experience, primarily with high-technology companies. Mr. Bunt is a certified public accountant and worked for the Boston office of KPMG Peat Marwick from 1976 to 1979. Mr. Bunt received his M.B.A. from Babson College in 1979 and received his B.S. in Accounting from Bentley College in 1976.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has three Committees: Audit, Compensation and Executive Committee.

         Audit Committee. The members of the Audit Committee are J. Edward Sheridan, Steven Kriegsman and Charles Johnston. The Audit Committee acts to:
(i) acquire a complete understanding of the Corporation's audit functions; (ii) review with management the finances, financial condition and interim financial statements of the Corporation; (iii) review with the Corporation's independent auditors the year-end financial statements; and (iv) review implementation with the independent auditors and management any action recommended by the independent auditors. During the fiscal year ended June 30, 2000, the Audit Committee met on one occasion.

         Executive Committee. The members of the Executive Committee are John Botti and Ira C. Whitman. The Executive Committee has all of the powers of the Board of Directors except it may not; (i) amend the Certificate of Incorporation or Bylaws; (ii) enter into agreements to borrow money in excess of $250,000; (iii) to grant security interests to secure obligations of more than $250,000; (iv) authorize private placements or public offerings of the Company's securities; (v) authorize the acquisition of any major assets or business or change the business of the Corporation; or (vi) authorize any employment agreements in excess of $75,000. The Executive Committee meets when actions must be approved in an expedient manner and a meeting of the Board of Directors cannot be convened. During Fiscal 2000, the Executive Committee did not deem it necessary to meet.

         Compensation Committee. The members of the Compensation Committee are Steven Kriegsman and J. Edward Sheridan. The Compensation Committee functions include administration of the Corporation's 1992 Employee Stock Option Plan and Non-Executive Director Stock Option Plan and negotiation and review of all employment agreements of executive officers of the Corporation. During the fiscal year ended June 30, 2000, the Compensation Committee held no meetings and voted by unanimous written consent on two occasions.

MEETINGS OF THE BOARD OF DIRECTORS

         During the fiscal year ended June 30, 2000, the Board of Directors of the Company met on four occasions and voted by unanimous written consent on two occasions. No member of the Board of Directors attended less than 50% of the aggregate number of (i) the total number of meetings of the Board of Directors or (ii) the total number of meetings held by all Committees of the Board of Directors.

CERTAIN REPORTS

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and officers, and persons who own, directly or indirectly, more than 10% of a registered class of the Corporation's equity securities, to file with the Securities and Exchange Commission ("SEC") reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such reports received by the Company, the Company believes that all Section 16(a) filing requirements applicable to officers, directors and 10% shareholders were complied with during the 2000 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid by the Company during the years ended June 30, 2000, 1999 and 1998 to each of the named executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

                                                                                                            LONG TERM
                                                                                                       COMPENSATION AWARDS

                                                                                                                        NO. OF
                                                                                                                      SECURITIES
    NAME AND                                                                OTHER                 RESTRICTED          UNDERLYING
    PRINCIPAL           FISCAL                                              ANNUAL                  STOCK              OPTIONS/
    POSITION             YEAR             SALARY             BONUS       COMPENSATION              AWARD(S)              SARS
John Botti               2000           $  203,665          $60,000      $    1,702(1)               0(2)               890,000
 Chairman,               1999           $  132,794                0      $    1,702                  0                        0
 President and           1998           $  121,000                0      $    1,702                  0                        0
 Chief Executive
 Officer


Nicholas Themelis        2000           $71,923(3)          $     0      $    5,000(3)               0                  270,000(4)
 Vice-President,
 Chief Technology
 Officer and
 Director

(1) Includes: (i) for 2000, an automobile and expenses of $1,500 and the payment of premiums on term life insurance policy of $202; (ii) for 1999, an automobile and expenses of $1,500 and the payment of premiums on a term life insurance policy of $202; and (iii) for 1998, an automobile and expenses of $1,500 and the payment of premiums on a term life insurance policy of $202.

(2) No restricted stock awards were granted to Mr. Botti in fiscal 2000. Mr. Botti, however, owned 409,391 restricted shares of the Company's Common Stock on June 30, 2000, the market value of which was $2,405,172.12 on such date, without giving effect to the diminution in value attributed to the restriction on such shares.

(3) Represents salary earned by the employee and paid by the Company during the fiscal year ended June 30, 2000. Mr. Themelis commenced employment with the Company on April 3, 2000. The Company also contributed $5,000 towards a life insurance policy for Mr. Themelis.

(4) Includes 50,000 options granted pursuant to the Company's Internet Advisory Board Stock Option Plan, which plan and option grants are subject to shareholder's approval.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                                                              Individual Grants

                                                  Percent of
                                                     Total
                           Number of                Option/
                          Securities              SARs Granted
                          Underlying              To Employees         Exercise of
                          Option/SARs               In Fiscal          Base Price           Expiration
      Name                Granted (#)                 Year               (S/Sh)                Date
      (a)                     (b)                     (c)                 (d)                  (c)
John Botti                   50,000                   3.2%              $  9.125             4/20/05
John Botti                  840,000                  54.5%              $  5.875             6/30/05

Nicholas Themelis            20,000                   1.2%              $0.96875             9/20/04
Nicholas Themelis           200,000                  12.9%              $  11.25             2/28/05
Nicholas Themelis(1)         50,000                   3.2%              $  8.875             5/05/05

         No Stock Appreciation Rights were granted to any of the named executive officers during the last fiscal year.
----------------------
(1) Listed option grant subject to shareholders' approval.


                     AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES

         The following table contains information with respect to the named executive officers concerning options held as of the year ended June 30, 2000.

                     AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES


                            Shares                         Number of Unexercised           Value of Unexercised In-the-
                           Acquired                       Options as of June 30,                   Money Options
                              on            Value                  2000                         at June 30, 2000(1)
Name                       Exercise       Realized       Exercisable/Unexercisable           Exercisable/Unexercisable
John T. Botti               320,000       $500,000           1,065,000/50,000                       $618,750/0
Nicholas Themelis           20,000        $ 26,250             50,000/200,000                       $      0/0

------------------------

(1) Based upon the closing bid price ($5.875 per share) of the Company's Common Stock on June 30, 2000 less the exercise price for the aggregate number of shares subject to the options.

EMPLOYMENT AGREEMENTS

     In January, 2000, the Company entered into a new three year employment agreement with its Chief Executive Officer, expiring on January 1, 2003. The agreement provides for (i) a base salary of

$250,000 in the first year of the agreement, increasing by 10% in each year thereafter; (ii)a bonus equal to 3% of the Company's pre-tax net income, with such additional bonuses as may be awarded in the discretion of the Board of Directors;(iii)certain insurance and severance benefits; and (iv) automobile and expenses.

         In February 2000, the Company entered into an employment agreement with its new Chief Technology Officer and Vice President of Technology for a one-year term. The employment agreement provides for (i) annual salary of $240,000 with an increase to $260,000 one month after the one-year anniversary of the employment agreement; (ii) annual salary of $50,000 from Authentigraph for service in the capacity of Chief Executive Officer of Authentigraph; (iii) a bonus as determined by the Board of Directors; (iv) $5,000 for life insurance;
(v) the award of 200,000 employee stock options to purchase the Company's common stock at an exercise price of $11.25 per share, with 50,000 vested immediately and 50,000 vesting in six month increments; (vi) the award of stock options to purchase such number of shares of Authentigraph as shall equal 10% of the total issued and outstanding shares of Authentigraph, at an aggregate exercise price of $50,000, vesting immediately; and (vii) the award of stock options to purchase 2% of the issued and outstanding shares of common stock of Authentidate at the aggregate exercise price of $400,000, vesting 25% immediately and the balance vesting in six month increments of 25% of the total grant.

         In July 2000, Authentidate entered into an employment agreement with its new Chief Executive Officer for a three year term. The employment agreement provides for (i) annual salary of $250,000; (ii) an annual bonus of up to $200,000, with a minimum bonus of $80,000 during the first year; (iii) a severance agreement equal to twelve months salary in the event employment agreement is terminated without cause; (iv) the award of such number of shares of common stock of Authentidate as shall equal 5% of the shares outstanding on the date of the employment agreement, vesting in equal amounts over a four year period, commencing one year from the date of the agreement; and (v) the award of employee stock options to purchase 200,000 shares of common stock of Bitwise Designs, Inc., vesting in equal amounts over a four year period, at an exercise price of $6.3125 per share.

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

STOCK OPTION PLANS

         In April 1992, the Company adopted the 1992 Employees Stock Option Plan (the "1992 Plan") which provided for the grant of options to purchase up to 600,000 shares of the Company's Common Stock. On January 26, 1995, the stockholders of the Company approved an amendment to the 1992 Plan to increase the number of shares of Common Stock available under the 1992 Plan to 3,000,000 shares. Under the terms of the 1992 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISOs"). As of June 30, 2000, there were outstanding 2,186,173 options under the 1992 Plan with exercise prices ranging from $0.34 to $11.25.

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

         As of June 30, 2000, there are outstanding 130,000 options under the Director Plan with exercise prices from $0.84375 to $3.875.

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

         In May 2000, the Board of Directors established an Internet Advisory Board (the "Advisory Board") to advise the Company in evaluating prospective ventures and adopted the Internet Advisory Board Stock Option Plan (the "Advisory Plan"). The Advisory Plan has not yet been approved by the Company's stockholders and will be presented to the Company's stockholders for their approval at the next scheduled meeting of the Company's stockholders. The Advisory Plan, assuming its approval by the Company's stockholders, will permit the Company to grant to members of the Advisory Board options to purchase the Company's Common Stock in order to attract and retain qualified persons to serve on the Advisory Board. The Advisory Plan provides that each member of the Advisory Board will be granted options to purchase 50,000 shares of the Company's Common Stock plus such number of shares of common stock of any company acquired by Bitwise as shall equal 0.5% of the investment by Bitwise in such acquisition target.

     As of June 30, 2000, the Company granted an aggregate of 150,000 options under the Advisory Plan with an exercise price of $8.875. These grants, however, are subject to the approval of the Company's stockholders.

     The exercise price for options granted under the Advisory Plan is 100% of the fair market value of the Common Stock on the date of the grant. The "fair market value" is the closing NASDAQ bid price, or if the Company's Common Stock is not quoted by NASDAQ, as reported by the National Quotation Bureau, Inc., or a market maker of the Company's Common Stock, or if the Common Stock is not quoted by any of the above by the Board of Directors acting in good faith. Until otherwise provided in the Stock Option Plan the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of common stock of the Company or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five years from the date of grant. The Advisory Plan is administered by a committee of the board of directors composed of not fewer than three persons who are officers of the Company (the "Committee"). The Committee has no discretion to determine which advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Advisory Plan. Options granted under the Advisory Plan are not qualified for incentive stock option treatment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of September 25, 2000 with respect to (i) each director and each executive officer, (ii) all directors and officers as a group, and (iii) the persons (including any "group" as that term is used in Section l3(d)(3) of the Securities Exchange Act of
l934), known by the Corporation to be the beneficial owner of more than five (5%) percent of the Corporation's Common Stock and Series A Preferred Stock.



      TYPE OF                  NAME AND ADDRESS OF    AMOUNT AND NATURE  PERCENTAGE
       CLASS                    BENEFICIAL HOLDER       OF BENEFICIAL     OF CLASS
                                                        OWNERSHIP (1)        (*)
Common                         John T. Botti            1,474,391 (2)       9.0%
                               c/o Bitwise Designs
                               2165 Technology Drive
                               Schenectady, NY 12308

Common                         Ira C. Whitman             610,381 (3)       3.7%
                               c/o Bitwise Designs
                               2165 Technology Drive
                               Schenectady, NY 12308

Common                         Steven Kriegsman            40,000 (4)       0.2%
                               c/o Bitwise Designs
                               2165 Technology Drive
                               Schenectady, NY 12308

Common                         Dennis Bunt                 52,883 (5)       0.3%
                               c/o Bitwise Designs
                               2165 Technology Drive
                               Schenectady, NY 12308

Common                         J. Edward Sheridan          50,000 (9)       0.3%
                               c/o Bitwise Designs
                               2165 Technology Drive
                               Schenectady, NY 12308

Common                         Charles Johnston           118,570 (6)       0.7%
                               c/o Bitwise Designs
                               2165 Technology Drive
                               Schenectady, NY 12308

Common                         Nicholas Themelis          131,500 (7)       0.8%
                               c/o Bitwise Designs
                               2165 Technology Drive
                               Schenectady, NY 12308

Common                         Robert Van Naarden               0 (8)         0%
                               c/o Bitwise Designs
                               2165 Technology Drive
                               Schenectady, NY 12308

Series A                       John T. Botti                  100 (10)       50%
Preferred                      c/o Bitwise Designs
Stock                          2165 Technology Drive
                               Schenectady, NY 12308

Series A                       Ira C. Whitman                 100 (11)       50%
Preferred                      c/o Bitwise Designs
Stock                          2165 Technology Drive
                               Schenectady, NY 12308
Directors/Officers as a group                           2,447,725          14.9%
(2)(3)(4)(5)(6)(7)(8)

---------------------

(1) Unless otherwise indicated below, each director, officer and 5% shareholder has sole voting and sole investment power with respect to all shares that he beneficially owns.

(2)      Includes vested stock options to purchase 1,065,000 shares of Common
         Stock.

(3)      Includes vested stock options to purchase 225,000 shares of Common
         Stock.

(4)      Includes vested options to purchase 40,000 shares of Common Stock.

(5) Includes vested options to purchase 51,000 shares of Common Stock and excludes nonvested options to purchase 25,000 shares of Common Stock. Includes 1,000 shares of Common Stock owned by Mr. Bunt's wife.

(6)      Includes vested options to purchase 60,000 shares of Common Stock.

(7) Includes vested options to purchase 100,000 shares of Common Stock and excludes 100,000 non-vested options.

(8)      Excludes 200,000 non-vested options.

(9)      Includes vested options to purchase 50,000 shares of Common Stock.

(10) See footnote (2). Each share of Series A Preferred Stock is entitled to ten (10) votes per share.

(11) See footnote (3). Each share of Series A Preferred Stock is entitled to ten (10) votes per share.

*        Based on 14,822,261 shares of Common Stock outstanding as of September
         25, 2000.

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


ITEM 14.                   EXHIBITS, FINANCIAL STATEMENT
                           SCHEDULES AND REPORTS ON FORM 8-K

a)(1)                      Financial Statements

                           The following Financial Statements of the Company
are included in Part II, Item 8 of this report:

                           Report of Independent Accountants

                           Consolidated Balance Sheets as of June 30, 2000 and 1999

                           Consolidated Statements of Operations for the years ended June 30, 2000 and 1999

                           Consolidated Statements of Shareholders' Equity for the years ended June 30, 2000 and 1999

                           Consolidated Statements of Cash Flows for the years ended June 30, 2000 and 1999

                           Notes to Consolidated Financial Statements

a)(2)                      Financial Statement Schedules

                           The following consolidated financial statements
schedule for each of the two years in the period ended June 30, 2000 is included pursuant to item 14 (d):

                           Schedule II, Valuation and Qualifying Accounts

(b)                        Reports on Form 8-K

                           During the quarter ended June 30, 2000 the Company
                           filed the following reports:   None

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

4.10 Form of Warrant issued to Windhart New Technologies, AGi.G and PFK Development Group I, LLC

10.1* Lease agreement with Rotterdam Industrial Park, dated August 7, 1991 (Exhibit 10.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.1.1* Lease warrant waiver agreement (Exhibit 10.1.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.2* Lease with Siemens Credit Corporation for telephone system dated November 25, 1991 (Exhibit 10.2 to

                  Registration Statement on Form S-18, File No. 33-46246-NY)

10.3* Lease agreement with Apple Commercial Credit for laser printer, dated June 23, 1987 (Exhibit 10.3 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.4* Leases with Adirondack Leasing Associates, Ltd. (Exhibit 10.4 to Registration Statement on Form S-18, File No. 33- 46246-NY)

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

10.26* Stock Purchase and Merger Agreement dated April 7, 1998 between the Company USI and SST. (Exhibit A to Proxy Statement dated May 8, 1998).

10.27 Employment Agreement between John Botti and the Company dated January 1, 2000.

10.28 Employment Agreement between Nicholas Themelis and the Company dated February 28, 2000.

10.29 Employment Agreement between Robert Van Naarden and Authentidate.com, Inc. dated July 5, 2000.

10.30**           Joint Venture Agreement between The Company,
                  Authentidate, Inc. and Windhorst New Technologies, AGi.G

10.31** Technology License Agreement between The Company, Authentidate, Inc. and Windhorst New Technologies, AGi.G.

11                Statement re: Computation of Per Share Earnings

21                Subsidiaries of Registrant

23                Consent of PricewaterhouseCoopers, LLP

27                Financial Data Schedule

-----------------
** Portions of exhibit omitted and request for confidential treatment filed with the Commission

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BITWISE DESIGNS, INC.

                                   By: /s/ John T. Botti
                                       -------------------------------------
                                       John T. Botti
                                       President, Chairman of the
                                       Board and Chief Executive Officer

Dated: September 27, 2000

         Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons in the capacities and on the dates indicated:

         Signature            Capacity                             Date

/s/John T. Botti              President, Chairman            September 27, 2000
------------------------      of the Board and Chief         ------------------
John T. Botti                 Executive Officer

/s/Ira C. Whitman             Senior Vice President          September 27, 2000
------------------------      and Director                   ------------------
Ira C. Whitman

/s/Nicholas Themelis          Vice President, Chief          September 27, 2000
------------------------      Technology Officer and         ------------------
Nicholas Themelis             Director

/s/Robert Van Naarden         Director and                   September 27, 2000
------------------------      Chief Executive Officer        ------------------
Robert Van Naarden            Of Authentidate, Inc.

/s/Steven A. Kriegsman        Director                       September 27, 2000
------------------------                                     ------------------
Steven A. Kriegsman

/s/J. Edward Sheridan         Director                       September 27, 2000
------------------------                                     ------------------
J. Edward Sheridan

/s/Charles C. Johnston        Director                       September 27, 2000
------------------------                                     ------------------
Charles C. Johnston

/s/Dennis H. Bunt             Chief Financial                September 27, 2000
------------------------      Officer and Principal          ------------------
Dennis H. Bunt                Accounting Officer

BITWISE DESIGNS, INC. AND SUBSIDIARIES

VALUATIONS AND QUALIFYING ACCOUNTS                                  SCHEDULE II


            Column A                  Column B                      Column C                        Column D               Column E
            --------                  --------                      --------                        --------               --------



                                                        Additions            Additions
                                     Balance at          Charged            Charged to                                  Balance At
                                      Beginning             To                Other                                      End Of
          Description                 of Period          Expense            Accounts (a)          Deductions (b)         Period
          -----------                ----------         ---------           ------------          -----------           ----------
Allowance for doubtful
accounts
Year ended June 30:                    421,018           175,799                                    (186,056)            410,761
2000 . . . . . . .
1999 . . . . . . .                     480,229           145,983                                    (205,194)            421,018



Reserve for slow moving
or obsolete inventory
Year ended June 30:                    275,634           593,001                                    (131,709)            736,926
2000 . . . . . . .
1999 . . . . . . .                     714,385           258,854                                    (697,605)            275,634

--------------------------

         (a)      Additions related to acquisition of subsidiaries

         (b)      Deductions due to writedowns and sales of subsidiaries

BITWISE DESIGNS, INC. AND
SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS (AND REPORTS OF
INDEPENDENT ACCOUNTANTS)

FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

BITWISE DESIGNS, INC. AND SUBSIDIARIES
CONTENTS
--------------------------------------------------------------------------------


                                                                       PAGE(S)



REPORT OF INDEPENDENT ACCOUNTANTS....................................       1

CONSOLIDATED FINANCIAL STATEMENTS
       Balance sheets................................................       2
       Statements of operations......................................       3
       Statements of shareholders' equity............................       4
       Statements of cash flows......................................       5
       Notes to consolidated financial statements....................    6-24

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and shareholders of Bitwise Designs, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) present fairly, in all material respects, the financial position of Bitwise Designs, Inc. and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of two years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Albany, New York
August 25, 2000

BITWISE DESIGNS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                                      2000               1999
ASSETS
Current assets
     Cash and cash equivalents                                                    $  7,965,496       $    549,097
     Accounts receivable, net of allowance for doubtful accounts of
        $410,761 and $421,018 on June 30, 2000 and 1999                              4,274,148          5,141,178
     Due from related parties                                                            7,866             48,094
     Inventories                                                                     2,352,387          3,824,387
     Income taxes receivable                                                            15,471             12,130
     Prepaid expenses and other current assets                                         617,526            282,795
                                                                                  ------------       ------------
            Total current assets                                                    15,232,894          9,857,681

Property and equipment, net                                                          3,033,864          2,949,458

Other assets
     Software development costs, net of accumulated amortization of
        $756,347 and $300,510 on June 30, 2000 and 1999                                167,059            129,993
     Excess of cost over net assets of companies acquired, net                       1,254,952          1,341,239
     Investment in Authentidate International AG                                     1,350,775
     Patent costs, net                                                                  44,077             16,099
     Deferred financing costs                                                                             165,989
     Other assets                                                                       44,714             24,525
                                                                                  ------------       ------------

               Total assets                                                       $ 21,128,335       $ 14,484,984
                                                                                  ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                             $  1,228,618       $  3,852,032
     Current portion of long-term debt                                                  29,515             23,781
     Accrued expenses and other current liabilities                                    448,091          1,075,374
     Due to related parties                                                            103,040                 --
     Borrowings under lines of credit                                                       --          1,274,779
                                                                                  ------------       ------------
               Total current liabilities                                             1,809,264          6,225,966

Long-term debt, net                                                                  1,351,253          4,781,124
Deferred grant                                                                       1,000,000            142,189
                                                                                  ------------       ------------
               Total liabilities                                                     4,160,517         11,149,279
                                                                                  ------------       ------------

Commitments

Shareholders' equity
     Preferred stock $.10 par value, 5,000,000 shares authorized:
        Series A - 200 shares issued and outstanding                                        20                 20
        Series B - 50,000 shares issued and outstanding                                  5,000                 --
     Common stock, $.001 par value; 20,000,000 shares authorized; 14,421,758 shares issued at June 30, 2000 and
        7,410,745 shares issued at June 30, 1999                                        14,422              7,411
     Additional paid-in capital                                                     38,740,271         19,846,126
     Accumulated deficit                                                           (21,715,176)       (16,441,133)
                                                                                  ------------       ------------
                                                                                    17,044,537          3,412,424
     Less cost of 28,082 shares of common stock in treasury                            (76,719)           (76,719)
                                                                                  ------------       ------------
               Total shareholders' equity                                           16,967,818          3,335,705
                                                                                  ------------       ------------

               Total liabilities and shareholders' equity                         $ 21,128,335       $ 14,484,984
                                                                                  ============       ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

BITWISE DESIGNS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                       2000            1999
Net sales                                          $ 15,289,738    $ 17,094,765
Cost of goods sold                                   11,924,581      11,479,297
                                                   ------------    ------------
        Gross profit                                  3,365,157       5,615,468
                                                   ------------    ------------

Selling, general and administrative expenses          8,016,192       7,765,234
Product development expenses                            665,533         248,801
                                                   ------------    ------------
        Total operating expenses                      8,681,725       8,014,035
                                                   ------------    ------------
        Loss from operations                         (5,316,568)     (2,398,567)
                                                   ------------    ------------

Other income (expense):
     Interest and other income                          311,493         107,208
     Interest expense                                  (299,994)       (630,396)
     Net loss of Authentidate International AG           (5,715)             --
     Loss on sale of subsidiary                                        (249,568)
                                                   ------------    ------------
                                                          5,784        (772,756)
                                                   ------------    ------------
        Loss before income taxes                     (5,310,784)     (3,171,323)

Income tax benefit                                         (102)         (4,835)
                                                   ------------    ------------

Net loss before minority interest                    (5,310,682)     (3,166,488)

Minority interest                                        36,639              --
                                                   ------------    ------------

            Net loss                               $ (5,274,043)   $ (3,166,488)
                                                   ============    ============

     Per share amounts:
     Net loss per common share                     $       (.49)   $       (.43)
                                                   ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

BITWISE DESIGNS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                PREFERRED STOCK          COMMON STOCK                                                   TOTAL
                               NUMBER OF  $.10 PAR   NUMBER OF  $.001 PAR     PAID-IN      ACCUMULATED    TREASURY   SHAREHOLDERS'
                                SHARES      VALUE     SHARES      VALUE       CAPITAL        DEFICIT        STOCK       EQUITY
Balance, July 1, 1998               200   $   20     7,410,745  $ 7,411     $ 19,822,159  $(13,274,645)  $ (76,719)   $ 6,478,226

Warrants issued for
    non-employee                                                                  23,967                                   23,967

Net loss                                                                                    (3,166,488)                (3,166,488)
                               ---------  -------   ----------  --------    ------------  -------------  ----------  ------------

Balance, June 30, 1999              200       20     7,410,745    7,411       19,846,126   (16,441,133)    (76,719)     3,335,705

Warrants issued for
    non-employee services                                                        390,221                                  390,221

Private equity offering          50,000    5,000     1,480,000    1,480        1,890,466                                1,896,946

Conversion of debt to equity                         1,223,075    1,223        3,384,484                                3,385,707

Exercise of stock warrants                           3,753,922    3,754       10,780,447                               10,784,201

Warrants issued for interest
    in Authentidate
    International AG                                                           1,119,814                                1,119,814

Stock issued for
    non-employee services                               72,750       73          105,641                                  105,714

Exercise of stock options                              481,266      481        1,297,559                                1,298,040

Investment in
    Authentidate, Inc.                                                            98,861                                   98,861

Costs to register common shares                                                  (79,945)                                 (79,945)

Dividends                                                                        (93,403)                                 (93,403)

Net loss                                                                                    (5,274,043)                (5,274,043)
                               ---------  -------   ----------  --------    ------------  -------------  ----------  ------------

Balance, June 30, 2000           50,200   $5,020    14,421,758  $14,422      $38,740,271  $(21,715,176)  $ (76,719)  $ 16,967,818
                               =========  =======   ==========  ========    ============  =============  ==========  ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

BITWISE DESIGNS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                            2000               1999
Cash flows from operating activities
     Net loss                                                           $ (5,274,043)      $ (3,166,488)
     Adjustments to reconcile net loss to net cash
            used in operating activities
            Depreciation and amortization                                    916,532            637,186
            Provision for doubtful accounts receivable                       175,799            (60,694)
            Loss on sale of subsidiary                                            --            249,568
            Non-cash selling, general and administrative expenses           173,405
            Changes in operating assets and liabilities
               Accounts receivable and due from related parties              731,458           (470,349)
               Inventories                                                 1,472,000           (613,519)
               Prepaid expenses and other current assets                    (122,928)             7,409
               Accounts payable and accrued expenses                      (3,147,656)         1,561,217
               Income taxes receivable                                        (3,341)            (8,839)
               Other                                                             100
                                                                        ------------       ------------
                   Net cash used in operating activities                  (5,078,674)        (1,864,509)
                                                                        ------------       ------------

Cash flows from investing activities
     Purchases of property and equipment                                    (358,554)        (2,402,661)
     Trademarks acquired                                                     (23,331)            (2,500)
     Patent costs                                                            (30,796)           (17,105)
     Software development costs                                             (485,293)          (156,293)
     Investment in Authentidate International AG                            (230,961)
     Other                                                                        --             13,609
                                                                        ------------       ------------
            Net cash used in investing activities                         (1,128,935)        (2,564,950)
                                                                        ------------       ------------

Cash flows from financing activities
     (Decrease) in borrowings under line of credit, net                   (1,274,779)          (398,496)
     Proceeds from borrowings on long-term debt                              165,152          1,234,493
     Principal payments on long-term debt                                    (18,876)
     Receipt of deferred revenue from economic development grant             857,811            142,189
     Stock warrants exercised                                             10,784,201                 --
     Stock options exercised                                               1,298,040                 --
     Dividends                                                               (93,403)                --
     Proceeds from private equity offering                                 1,896,946                 --
     Outside investment in Authentidate, Inc.                                 98,861                 --
     Costs of conversion of debt to equity                                   (10,000)                --
     Payment of registration costs                                           (79,945)                --
                                                                        ------------
                   Net cash provided by financing activities              13,624,008            978,186
                                                                        ------------       ------------

Net increase (decrease) in cash and cash equivalents                       7,416,399         (3,451,273)

Cash and cash equivalents, beginning of period                               549,097          4,000,370
                                                                        ------------       ------------

Cash and cash equivalents, end of period                                $  7,965,496       $    549,097
                                                                        ============       ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

BITWISE DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF BUSINESS AND BUSINESS CONTINUITY

       Bitwise Designs, Inc. (Bitwise) and its subsidiaries Authentidate, Inc., Authentigraph.com, Inc. and DJS Marketing Group, Inc. (DJS), collectively referred to as the "Company", are engaged in the manufacture and distribution of document imaging systems, as well as providing authentication services over the internet. The Company, through DJS also markets network integration services, internet services and related computer hardware.

       Bitwise acquired System Solutions Technology, Inc. (SST), in August 1994, a value-added distributor of advanced technology industrial computers and computer peripherals. In June 1999 Bitwise sold SST in a stock sale.

       In June 1999, Bitwise established a majority owned subsidiary, Authentidate, Inc. (Authentidate), to engage in a new business line of providing end users with a service which will (a) provide a technology that can verify the authenticity of digital images by employing a secure clock that will date stamp the images when received providing proof of time, date and content, (b) accept and store e-mail from networks and personal computers throughout the world and from different operating systems via the internet, (c) allow for confirmation of acceptance of all e-mails sent to the system, (d) produce confirmation of receipt of e-mail. To date, Authentidate's operations have been primarily limited to developing the technology for its services and to develop a Retail Version and a Business to Business Version (B to B). The Retail Version, which may be accessed over the Internet, was in large part developed to generate interest and to publicize the B to B Version. Sales of the Retail Version were not significant in fiscal 2000. The B to B Version will be marketed directly to business customers and will be available early in 2001. In January 2000, Bitwise established another subsidiary, Authentigraph.com, Inc. (Authentigraph) to provide similar authentication services to the collectibles and sports memorabilia industries.

       During the fiscal year ended June 30, 2000 the Company incurred a net loss of $5,274,043, and cash used in operating activities totaled $5,078,674. The Company's available cash balance at June 30, 2000 totaled approximately $8,000,000. To date, the Company has been largely dependent on its ability to sell additional shares of its common stock or other financing to fund its operating deficits. Under its current operating plan to obtain a national acceptance of the DocStar product line and to introduce the new Authentidate technology, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of its products and the Company's ability to reduce overhead costs. If the Company is unable to attain projected sales levels for Authentidate, DocStar and other products, or is unable to implement cost reduction strategies, it may be necessary to raise additional capital to fund operations and meet its obligations. There is no assurance that such funding will be available, if needed.

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of Bitwise Designs, Inc. and its subsidiaries. The accounts of the subsidiaries have been consolidated since the acquisition date. All material intercompany balances and transactions have been eliminated in consolidation.

       CASH EQUIVALENTS

       The Company considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents. At June 30, 2000 and 1999, cash equivalents were composed primarily of investments in commercial paper and overnight interest bearing deposits.

BITWISE DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       INVENTORIES

       Inventories are stated at the lower of average cost or market. The Company increased its reserve for obsolescence by $405,817 in the fourth quarter of the year ended June 30, 2000 due to DocStar model upgrades and improvements which raised the uncertainty of marketability of certain outdated DocStar components.

       PROPERTY AND EQUIPMENT

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

       DEFERRED LICENSING COSTS

       Costs incurred in connection with the licensing of the Company's products by the Federal Communications Commission are reported net of accumulated amortization and are amortized using the straight-line method over the products' estimated life of three years.

       SOFTWARE DEVELOPMENT COSTS

       Software development and modification costs incurred subsequent to establishing technological feasibility are capitalized and amortized based on anticipated revenue for the related product with an annual minimum equal to the straight-line amortization over the remaining economic life of the related products (generally three years). However, because of market uncertainty the software development costs related to the Authentidate Retail Version were fully amortized during the fourth quarter of the fiscal year ended June 30, 2000. Software development costs capitalized during 2000 and 1999 amounted to $522,903 and $156,293, respectively. Amortization expense related to software development costs for the years ended June 30, 2000 and 1999 was $522,903 and $114,692, respectively.

       EXCESS OF COST OVER NET ASSETS OF COMPANIES ACQUIRED

       Excess of cost over net assets of companies acquired (goodwill) is being amortized on a straight-line basis over 20 years.

       The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. The amortization charged against earnings in 2000 and 1999 was $86,287 and $81,287, respectively. Accumulated amortization at June 30, 2000 and 1999 was $368,289 and $282,002, respectively.

       INCOME TAXES

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

BITWISE DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       REVENUE RECOGNITION AND WARRANTY PROVISIONS

       Revenue from the sale of products and services is recognized when the products are shipped to customers unless such shipments are with right of return, in which case, revenue is recognized upon sale of the product and service revenue is recognized as it is earned. The Company provides a one year warranty on products it manufactures. On products distributed for other manufacturers, the original manufacturer warranties the product. Warranty expense was not significant to any of the years presented.

       NEW ACCOUNTING PRONOUNCEMENTS

       In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 has subsequently been amended by SFAS No. 137, issued in June, 1999, which delays the effective date for implementation of SFAS No. 133 until fiscal quarters of fiscal years beginning after June 15, 2000.

       In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB
       101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the quarter ended May 27, 2001. Management does not expect the adoption of SAB 101 to have a material effect on the Company's financial condition or results of operations.

       In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company has applied the applicable provisions of FIN 44 which did not have a material effect on the Company's Consolidated Financial Statements.

       ADVERTISING EXPENSES

       The Company recognizes advertising expenses as incurred. Advertising and promotion expense for 2000 and 1999, was approximately $1,363,105 and $331,000, respectively. Included in prepaid expense and other current assets are approximately $250,000 and $0 at June 30, 2000 and 1999, respectively, related to prepaid advertising costs.

       FOURTH QUARTER ADJUSTMENTS DURING FISCAL YEAR ENDED JUNE 30, 1999

       During the fourth quarter of 1999, the Company recorded an adjustment increasing its net loss for sales made with the right of return by approximately $1,350,000 for which income will not be recognized until sale of the product by the customer. Additionally, a reserve of approximately $186,000 was recorded for claims arising from the sale of SST.

       USE OF ESTIMATES

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

BITWISE DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       RECLASSIFICATIONS

       It is the Company's policy to reclassify, where appropriate, prior year financial statements to conform to the current year presentation.


2.     LOSS PER SHARE

       The following is basic and diluted loss per share information:

                                                              2000            1999
      Net loss                                            $(5,274,043)    $(3,166,488)
      Preferred stock dividends paid                          (93,403)              -
                                                          ------------    ------------

             Net loss applicable to common shareholders    $(5,367,446)   $(3,166,488)
                                                          ============    ============

      Weighted average shares                              10,953,284       7,410,745
      Basic and diluted loss per share                           (.49)           (.43)

       The impact of options, warrants and convertible notes was antidilutive to the calculation of dilutive loss per share, and were accordingly excluded from the calculation.


3.     INVENTORIES

       Inventories at June 30, 2000 and 1999 consist of:

                                                         2000         1999
          Purchased components and raw materials      $1,608,034   $1,197,192
          Finished goods - in stock                      744,353      559,508
                            - held by resellers                -    2,067,687
                                                      -----------  -----------
                                                      $2,352,387   $3,824,387
                                                      ===========  ===========

BITWISE DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.     PROPERTY AND EQUIPMENT

       Property and equipment at June 30, 2000 and 1999 consists of the following:

                                                                     ESTIMATED
                                                                    USEFUL LIFE
                                           2000          1999        IN YEARS
   Building                            $ 1,611,325   $ 1,580,191         40
   Land                                    698,281       651,932        N/A
   Machinery and equipment               1,682,716     1,433,904        3-6
   Demonstration and rental computers      188,792       179,752        5-6
   Furniture and fixtures                  262,599       247,273        5-7
   Leasehold improvements                   11,198        83,692         6
   Vehicles                                 15,090        15,090         5
                                       ------------  ------------
                                         4,470,001     4,191,834
   Less accumulated depreciation and
      amortization                      (1,436,137)   (1,242,376)
                                       ------------  ------------

                                       $ 3,033,864   $ 2,949,458
                                       ============  ============

       In June 1999, the Company completed construction of a new office/production facility in Schenectady, New York for approximately $2,300,000. The Company was awarded a grant totaling $1,000,000 from the Empire State Development Corporation (an agency of New York State) to be used towards the construction of the facility. The funding was received in stages as costs are incurred and submitted for reimbursement. The grant stipulates that the Company is obligated to achieve certain annual employment levels at the new site between January 1, 2001 and January 1, 2005 or some or all of the grant will have to be repaid. As of June 30, 2000, $1,000,000 had been received and is recorded as deferred revenue. The remainder of the financing for the new facility, totaling approximately $1,400,000, was provided by a local financial institution in the form of a mortgage loan (See Note 6).

       Depreciation and amortization expense on property and equipment for the years ended June 30, 2000 and 1999 was $274,148 and $230,127, respectively.


5.     LINE OF CREDIT

       The Company's subsidiary DJS may utilize a line of credit in the amount of $625,000, of which approximately $602,293 was outstanding at June 30, 2000. This facility is a wholesale inventory credit facility. The line is non-interest bearing and payment terms are net 40. The line is collateralized by all assets of DJS. This facility is included with accounts payable on the balance sheet.

       In May 1999, the Company's other line of credit for $1,500,000 was terminated by its lender as a result of the Company not being in compliance with all of its financial covenants. The Company entered into an agreement with the lender to extend repayment of the outstanding balance until September 30, 2000 making monthly payments to the lender. In December 1999 the Company paid the line of credit in full.

BITWISE DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.     LONG-TERM DEBT

       Long-term debt at June 30, 2000 and 1999 consists of the following:


                                                                                                2000        1999
       Convertible notes payable with 400,000 detachable common stock purchase warrants. Interest accrued at 8%, payable semi-annually, in arrears. Each note is in the denomination of $5,000 and holders may convert at the rate of $3.25 per share until August 11, 2002 when the notes mature. The warrants may also be exercised at $3.25 per share of common stock until
       August 11, 2002. The warrants were valued at $650,411 upon issuance and were recorded as a discount to the face value of the debt and as a credit to paid in capital. The discount is being amortized to interest expense over the term of the note. During fiscal 2000, 1,223,075 shares were issued upon conversion of the outstanding debt. In connection with the conversion, the unamortized discount in the amount of $361,228 and deferred financing costs in the amount of $218,065 were written off to
       paid in capital.                                                                      $        -   $3,975,000

       Mortgage payable with Central National Bank in the original amount of
       $1,400,000 with interest, adjusted every five years, equal to the five-year Treasury Bill rate plus 2.5%, not to be less than 8.25% (8.25%
       at June 30, 2000), payable in monthly installments through October 2019.
       The mortgage is collateralized by a first mortgage
       lien on the Company's headquarters.                                                   1,380,768    1,234,493
                                                                                            -----------  -----------
                                                                                             1,380,768    5,209,493
       Less current portion                                                                    (29,515)     (23,781)
       Less unamortized discount                                                                     -     (404,588)
                                                                                            -----------  -----------
          Long-term debt, net of current portion                                            $1,351,253   $4,781,124
                                                                                            ===========  ===========

       The aggregate principle maturities of long-term debt for each of the subsequent five years and thereafter are as follows:

                  2000                            $    29,515
                  2001                                 32,926
                  2002                                 35,747
                  2003                                 38,810
                  2004                                 42,136
                  Thereafter                        1,201,634
                                                  ------------
                                                  $ 1,380,768
                                                  ============

BITWISE DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.     INCOME TAXES

       Income tax expense (benefit) for the years ended June 30, 2000 and 1999 consists of currently payable state and local income taxes.

       At June 30, 2000, the Company has federal net operating loss carryforwards for tax purposes approximating $17,071,000. The years in which the net operating loss carryforwards expire are as follows:
       2001-$684,000; 2002-$48,000; 2003-$3,000; 2004-$6,000; 2008-$1,568,000;
       2009-$867,000; 2011-$2,762,000; 2012-$686,000, 2013-$3,197,000
       2019-$1,350,000; and 2020-$5,900,000

       Because of significant changes in ownership during the year, the use of net operating loss carry forwards may be subject to limitation.

       The following table reconciles the expected tax benefit at the federal statutory rate of 34% to the effective tax rate.

                                                          2000          1999
         Computed expected tax benefit                $(1,805,666)  $(1,078,250)
         Increase in valuation allowance                1,550,443     1,198,438
         Nondeductible goodwill amortization               27,638        27,638
         Adjustment to prior years' taxes                 220,104      (167,436)
         State income taxes, net of federal benefit           (67)       (3,191)
         Other nondeductible expenses                       7,446        17,966
                                                      ------------  ------------

                                                      $      (102)  $    (4,835)
                                                      ============  ============

       The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2000 and 1999 are presented below:

                                                                  2000           1999
        Deferred income tax asset:
           Allowance for doubtful accounts                    $   139,659    $   143,146
           Inventories, principally due to additional costs
             inventoried for tax purposes pursuant to the
             Tax Reform Act of 1986 and inventory reserves        202,715        176,026
           Other liabilities                                      165,802        186,790
           Deferred revenue                                        53,607        639,904
           Net operating loss carryforward                      6,182,781      3,970,517
                                                              ------------   ------------
                Total gross deferred tax assets                 6,744,564      5,116,383
           Less valuation allowance                            (6,645,717)    (5,095,274)
                                                              ------------   ------------
                Net deferred tax asset                             98,847         21,109
        Deferred income tax liability:
           Software development costs                             (79,438)            -0-
           Equipment, principally due to differences in
             depreciation methods                                 (19,409)       (21,109)
                                                              ------------   ------------

                Net deferred income taxes                     $        -0-   $        -0-
                                                              ============   ============

BITWISE DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.     INCOME TAXES, CONTINUED

       The valuation allowance for deferred tax assets as of July 1, 2000 and 1999 was $6,458,717 and $5,095,274, respectively. The net change in the total valuation allowance for the years ended June 30, 2000 and 1999 was an increase of $1,363,443 and $1,198,438, respectively.


8.     LEASE COMMITMENTS

       The Company is obligated under operating leases for certain equipment and facilities expiring at various dates through the year 2003.

       As of June 30, 2000, future minimum payments by year, and in the aggregate, noncancelable operating leases with initial terms of one year or more consist of the following:

          Fiscal year ending June 30:
             2001                                    $ 112,934
             2002                                       15,722
             2003                                          713
                                                     ---------
                                                     $ 129,369
                                                     =========

       Rental expense was approximately $69,370 and $216,000 for the years ended June 30, 2000 and 1999, respectively.


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

BITWISE DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.    STOCK OPTION PLANS AND STOCK WARRANTS

       A)  1992 EMPLOYEES STOCK OPTION PLAN

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

                                                                WEIGHTED
                                                NUMBER OF    AVERAGE OPTION
                                                  SHARES    PRICE PER SHARE
                                                ---------   ---------------
Outstanding at July 1, 1998                     2,338,870      $    2.99
Options granted equal to market price              50,500           1.39
Options canceled or surrendered                  (404,500)          3.48
                                                ---------
Outstanding at June 30, 1999                    1,984,870           2.85
Options granted equal to market price           1,337,000           6.97
Options exercised                                (801,529)          2.55
Options canceled or surrendered                  (334,168)          1.86
                                                ---------
Outstanding at June 30, 2000                    2,186,173           5.67
                                                =========

BITWISE DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.    STOCK OPTION PLANS AND STOCK WARRANTS, CONTINUED

       A)  1992 EMPLOYEES STOCK OPTION PLAN, CONTINUED

       The following is a summary of the status of employee stock options at June 30, 2000:

                                                              EXERCISABLE
                                OUTSTANDING OPTIONS             OPTIONS
                      ----------------------------------  -------------------
                                   AVERAGE     WEIGHTED             WEIGHTED
                                  REMAINING    AVERAGE               AVERAGE
                                 CONTRACTUAL   EXERCISE              EXERCISE
EXERCISE PRICE RANGE    NUMBER      LIFE        PRICE       NUMBER    PRICE
--------------------  ---------  -----------  ----------  ---------  --------
    $  .34-2.00         111,205      3.0         $ 1.21      45,759  $  1.02
      2.01-6.00       1,473,737      3.8           4.67   1,453,827     4.70
     6.01-11.25         601,231      3.6           8.94     227,231     7.55


       As of June 30, 2000 and 1999, 1,726,817 shares and 1,792,703 shares, respectively, were exercisable under the 1992 Employees Stock Option
       Plan.

       B)  NON-EXECUTIVE DIRECTOR STOCK OPTION PLAN

       In April 1992, the Board of Directors adopted the Non-Executive Director Stock Option Plan (the "Director Plan") which was approved by the Company's stockholders in May 1992. With the approval of the shareholders, the Director Plan was amended in December 1997. Options are granted under the Director Plan until April 2002 to (i) non-executive directors as defined and (ii) members of any advisory board established by the Company who are not full-time employees of the Company or any of its subsidiaries. The Director Plan provides that each non-executive director will automatically be granted an option to purchase 20,000 shares upon joining the Board of Directors and 10,000 on each September 1st thereafter, provided such person has served as a director for the 12 months immediately prior to such September 1st. Each eligible director of an advisory board will receive, upon joining the advisory board, and on each September 1st thereafter, an additional option to purchase 5,000 shares of the Company's common stock, providing additional such person has served as a director of the advisory board for the previous 12-month period.

       The exercise price for options granted under the Director Plan is 100% of the fair market value of the common stock on the date of grant. The "fair market value" is the closing NASDAQ bid price, or if the Company's common stock is not quoted by NASDAQ, as reported by the National Quotation Bureau, Inc., or a market maker of the Company's common stock. If the common stock is not quoted by any of the above the Board of Directors acting in good faith will determine the fair market value. Until otherwise provided in the Stock Option Plan, the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of common stock of the Company or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner, as provided in the Director Plan, expires five years from the date of grant. The Director Plan is administered by a committee of the board of directors composed of not fewer than three persons who are officers of the Company (the "Committee"). The Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment.

BITWISE DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.    STOCK OPTION PLANS AND STOCK WARRANTS, CONTINUED

       B) NON-EXECUTIVE DIRECTOR STOCK OPTION PLAN, CONTINUED
       A schedule of director stock option activity is as follows:

                                                              WEIGHTED
                                                              AVERAGE
                                                 NUMBER        OPTION
                                                   OF          PRICE
                                                 SHARES      PER SHARE
                                               ---------     ---------
Outstanding July 1, 1998                        140,000       $ 3.67
Options granted equal to market price            50,000         1.00
Options cancelled or surrendered                (60,000)        3.70
                                               --------
Outstanding June 30, 1999                       130,000         2.54
Options granted equal to market price            50,000         0.89
Options cancelled or surrendered                (10,000)        5.13
Options exercised                               (40,000)        1.83
                                               --------
Outstanding June 30, 2000                       130,000         1.92
                                               ========



       The options range in exercise price from $.84 to $3.88 per share and have a weighted average remaining contractual life of 3.0 years.

       C)  COMMON STOCK WARRANTS

       A schedule of common stock warrant activity is as follows:

                                                    NUMBER        WARRANT
                                                      OF           PRICE
                                                    SHARES       PER SHARE
                                                  -----------    ----------
Outstanding July 1, 1998                           2,766,995     $    4.07
Warrants granted equal to market price               232,000          3.02
Warrants  cancelled or surrendered                  (100,000)         7.50
                                                  -----------
Outstanding June 30, 1999                          2,898,995          3.88
Warrants granted equal to market price               970,000          4.67
Warrants granted greater than market price         2,949,999          2.44
Warrants granted lower than market price              25,000          3.00
Warrants cancelled or surrendered                    (30,000)         5.00
Warrants exercised                                (3,788,517)         3.11
                                                  -----------
Outstanding June 30, 2000                          3,025,477          3.87
                                                  ===========

BITWISE DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


10.    STOCK OPTION PLANS AND STOCK WARRANTS, CONTINUED

       C)  COMMON STOCK WARRANTS, CONTINUED

       In October 1999, the Company issued 2,479,999 detachable common stock purchase warrants in connection with a private equity financing further described in footnote 18. Other warrants issued during the years ended June 30, 2000 and 1999 were generally to various firms and individual providing services to the Company.

       The following is a summary of the status of common stock warrants at June 30, 2000:

                           OUTSTANDING WARRANTS          EXERCISABLE WARRANTS
                      ---------------------------------  --------------------
                                   WEIGHTED
                                    AVERAGE    WEIGHTED              WEIGHTED
                                   REMAINING    AVERAGE               AVERAGE
                                  CONTRACTUAL  EXERCISE              EXERCISE
EXERCISE PRICE RANGE    NUMBER       LIFE        PRICE    NUMBER      PRICE
--------------------  ----------  -----------  --------  ---------   --------
   $  .87-4.00        1,751,906       3.8      $  1.60   1,751,906    $  1.60

    4.01-11.25        1,273,571       2.4         7.00   1,273,571       7.00

       D)  OPTIONS VALUATION

       The weighted average fair value of each option granted under the Company's option plans during fiscal 2000 and 1999 was $5.21 and $2.79, respectively. These amounts were determined using the Black Scholes option-pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option. The dividend yield was zero in 2000 and 1999. The expected volatility was based on the stock prices for the period beginning in May 1992 when the Company completed its first public offering. The expected volatility was 94.2% and 75.0% for 2000 and 1999, respectively. The risk-free interest rate was the rate available on zero coupon U.S. government issues with a term equal to the remaining term for each grant. The risk free rate ranges from 6.3% to 6.5% in 2000 and 4.3% to 5.4% in 1999, respectively. The expected life of the option was estimated based on the exercise history from previous grants and is estimated to be five years.

BITWISE DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.    STOCK OPTION PLANS AND STOCK WARRANTS, CONTINUED

       D)  OPTIONS VALUATION, CONTINUED

       The Company applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in the Company's financial statements for stock options under any of the stock plans. However, compensation cost has been recognized for warrants granted. If under SFAS No. 123, the Company determined compensation cost based on the fair value at the grant date for its stock options, net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                      JUNE 30,        JUNE 30,
                                                        2000            1999
             Net loss
               As reported                          $(5,274,043)    $(3,166,488)
               Pro forma                             (5,599,269)     (2,960,231)
             Basic and diluted loss per share
               As reported                          $      (.49)    $      (.43)
               Pro forma                                   (.51)           (.40)

       Under SFAS No. 123, stock options granted prior to fiscal 1996 are not required to be included as compensation in determining pro forma net earnings. To determine pro forma net earnings, reported net earnings have been adjusted for compensation costs calculated for vested stock options granted during fiscal 2000 and 1999.

       The effects of applying SFAS 123 on providing pro-forma disclosures are not necessarily likely to be representative of the effects on reported net income for future years.


11.    COMMITMENTS - EMPLOYMENT AGREEMENTS

       In January, 2000, the Company entered into a new three year employment agreement with its Chief Executive Officer, expiring on January 1, 2003. The agreement provides for (i) a base salary of $250,000 in the first year of the agreement increasing by 10% in each year thereafter; (ii) a bonus equal to 3% of the Company's pre-tax net income, with such additional bonuses as may be awarded in the discretion of the Board of Directors, (iii) certain insurance and servance benefits; and
       (iv)automoble and expenses.

       In February 2000, the Company entered into an employment agreement with its new Chief Technology Officer and Vice President of Technology for a one year term. The employment agreement provides for (i) annual salary of $240,000 with an increase to $260,000 one month after the one year anniversary of this agreement, (ii) annual salary of $50,000 from Authentigraph in the capacity of Chief Executive Officer of Authentigraph, (iii) a bonus as determined by the Board of Directors,
       (iv) $5,000 for life insurance, (v) the award of 200,000 employee stock options to purchase the Company's common shares at an exercise price of $11.25 per share, with 50,000 vested immediately and 50,000 vesting in six month increments from February 2000, (vi) the award of stock options to purchase such number of shares of Authentigraph, at an aggregate exercise price of $50,000, as shall equal 10% of the total issued and outstanding shares of Authentigraph, vested immediately, (vii) the award of stock options to purchase 2% of Authentidate of the issued and outstanding shares of Authentidate at the aggregate exercise price of $400,000, vesting 25% immediately and the rest vesting in 6 month increments of 25% of the aggregate grant.

BITWISE DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.    COMMITMENTS - EMPLOYMENT AGREEMENTS, CONTINUED

       In July 2000, Authentidate entered into an employment agreement with its new Chief Executive Officer for a three year term. The employment agreement provides for (i) annual salary of $250,000, (ii) annual bonus up to $200,000 with a minimum bonus of $80,000 paid with the regular payroll during the first year, (iii) a severance agreement equal to 12 months salary in the event the Company terminates this agreement without cause, (iv) the award of Authentidate common shares equal to 5% of the shares outstanding on the date of the employment agreement, vesting in equal amounts over a four-year period commencing one year from the date of the agreement, (v) the award of employee stock options to purchase 200,000 Bitwise common shares vesting in equal amounts over a four-year period, at an exercise price of $6.3125 per share.


12.    CASH FLOWS - SUPPLEMENTAL INFORMATION

       CASH FLOWS

       The Company paid interest in the amounts of $364,954 and $451,387 for the years ended June 30, 2000 and 1999, respectively. Income taxes paid aggregated $133 and $4,304 during the years ended June 30, 2000 and 1999, respectively.

       NONCASH INVESTING AND FINANCING ACTIVITIES

       During the fiscal year ended June 30, 2000, the Company issued 1,223,075 common shares of the Company's stock pursuant to the conversion of $3,975,000 of convertible debt into common stock.


13.    EMPLOYEE BENEFIT PLAN

       Effective July 1, 1993, the Company implemented a qualified defined contribution 401(k) profit sharing plan for all eligible employees. The Company can make contributions in percentages of compensation, or amounts as determined by the Company. The Company contributed $25,878 and $-0- to the plan during the years ended June 30, 2000 and 1999, respectively.


14.    SALE OF BUSINESS

       In June 1999, the Company sold SST in a stock sale. The Company received approximately $3.6 million in cash and approximately $400,000 in accounts receivable and inventory. In 2000, the Company received certain claims from the buyer of SST for indemnification under the agreements governing its sale. A settlement was negotiated and the Company agreed to pay the buyer $341,000 to be paid monthly over fifteen months accruing interest at 6%. This required an additional reserve of approximately $250,000 was recorded in 1999 related to these claims. The Company realized a loss of approximately $505,000 on the sale. In March 2000, the Company agreed to pay off the settlement in full for a $10,000 discount off the original settlement of $341,000.

BITWISE DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

15.    FINANCIAL INSTRUMENTS

       CONCENTRATIONS OF CREDIT RISK

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

       FAIR VALUE

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

       LONG-TERM DEBT

       The remaining balance of long-term debt approximates fair value based on its discounted face amount. Consequently, the carrying value of the borrowings under long-term debt approximates fair value.

16.    SEGMENT REPORTING

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

       The Company has four reportable segments: Bitwise, a document imaging company, DJS Marketing Group, Inc. (DJS), a computer systems integrator, Authentidate, Inc., an Internet authentication company, and Authentigraph.com, Inc., a collectibles authentication company. Bitwise produces a product called DocStar which is a document storage and retrieval business and DJS markets computer services including network services, internet services and software installation and integration. In addition, DJS sells a complete line of personal computers and peripheral equipment. Authentidate and Authentigraph market digital authentication services over the Internet.

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

BITWISE DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

16.    SEGMENT REPORTING, CONTINUED

       The Company's reportable segments are separate companies which are managed separately. Included in the All Other column in the year ended June 30, 2000 are the Company's other two subsidiaries, Authentidate and Authentigraph, which both commenced business late in the fiscal year ending June 30, 2000 and therefore did not have material revenue or assets.

Segment Information:
June 30, 2000                              Bitwise       DJS        All Other     Totals
                                         ------------  ----------  -----------  -----------
Revenues from external customers         $  5,589,830  $9,699,764  $       144  $15,289,738
Intersegment revenues                                     249,943                   249,943
Interest and other revenue                    313,084                       87      313,171
Interest expense                              292,600       7,394                   299,994
Depreciation and amortization                 358,478      48,858      124,867      532,203
Segment profit/(loss)                      (2,535,550)    231,357   (2,342,198)  (4,646,391)
Segment assets                             16,675,343   2,637,368    1,827,971   21,140,682


June 30, 1999

Revenues from external customers         $  7,674,451  $9,420,314               $17,094,765
Intersegment revenues                                     116,680                   116,680
Interest and other revenue                    107,208                               107,208
Interest expense                              595,345      35,051                   630,396
Depreciation and amortization                 586,591      50,595                   637,186
Segment profit/(loss)                      (3,061,728)    392,854                (2,668,874)
Segment assets                             11,831,310   2,667,161                14,498,471

BITWISE DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

16.    SEGMENT REPORTING, CONTINUED

RECONCILIATIONS                                    JUNE 30, 2000  JUNE 30, 1999
                                                   -------------  -------------
Revenues
Total revenues for reportable segments             $ 15,539,681    $17,211,445
Elimination of intersegment revenues                   (249,943)      (116,680)
                                                   -------------  -------------

Total consolidated revenues                        $ 15,289,738    $17,094,765
                                                   =============  =============

Profit or (loss)
Total profit or loss for reportable segments       $ (4,646,391)   $(2,688,874)
Product development expenses                           (665,533)      (248,801)
Loss on sale of subsidiary                                            (249,568)
Elimination of intersegment profits
                                                          1,140         15,920
                                                   -------------  -------------

Loss before income taxes                           $ (5,310,784)   $(3,171,323)
                                                   =============  =============

Assets
Total assets for reportable segments               $ 21,140,682    $14,498,471
Elimination of intersegment profit                      (12,347)       (13,487)
                                                   -------------  -------------

Consolidated total assets                          $ 21,128,335    $14,484,984
                                                   =============  =============

17.    PRIVATE EQUITY OFFERING

       During fiscal 2000, the Company closed three concurrent private offerings. In the first offering, the Company sold 740,000 units at an aggregate offering price of $740,000, each unit consisting of two shares of common stock and two Series B common stock purchase warrants (the "Series B Warrants"). The Series B Warrants entitle the holder to purchase one share of common stock at an exercise price of $1.375 per share during the offering period commencing on the date of issuance and terminating five years thereafter. The Series B warrants are redeemable at any time commencing one year after issuance at the option of the Company with not less than 30 nor more than 60 days written notice to the registered holders at a redemption price of $.05 per warrant provided;
       (i) The public sale of the shares of common stock issuable upon exercise of the Series B warrants are covered by a tentative registration statement; and (ii) During each of the immediately preceding 20 consecutive trading days ending within 10 days of the date of the notice of redemption, the closing bid price of the Company's common stock is at least $3.25 per share.

BITWISE DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

17.    PRIVATE EQUITY OFFERING, CONTINUED

       In the second offering, the Company sold 50,000 shares of a newly created class of Series B convertible cumulative preferred stock (the "Series B Preferred Stock"). The Series B preferred stock was sold at $25.00 per share for an aggregate offering price of $1,250,000. Dividends on the Series B Preferred Stock are payable at the rate of 10% per annum, semi-annually in cash. Each share of Series B Preferred Stock is convertible into shares of the Company's common stock or is converted into such number of shares of the common stock as shall equal $25.00 divided by the conversion price of $1.875 per share subject to adjustment under certain circumstances. Commencing three years after the closing, the conversion price shall be the lower of $1.875 per share or the average of the closing bid and asked price of the Company's common stock for the 10 consecutive trading days immediately ending one trading day prior to the notice of the date of conversion; provided, however, that the holders are not entitled to convert more than 20% of the Series B preferred shares held by such holder on the third anniversary of the date of issuance per month. The Series B Preferred Stock is redeemable at the option of the Company at any time commencing one year after issuance or not less than 30 nor more than 60 days written notice at a redemption price of $25 per share plus accrued and unpaid dividends provided; (i) the public sale of the shares of common stock issuable upon conversion of the Series B preferred Stock (the "Conversion Shares") are covered by an effective registration statement or are otherwise exempt from registration; and (ii) during the immediately preceding 20 consecutive trading days ending within 10 days of the date of the notice of redemption, the closing bid price of the Company's Common Stock is not less than $3.75 per share.

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

       The Series C Warrants were also divided into three classes (333,333 warrants per class) to provide for varying exercise prices. The exercise price of the Series C Warrants is as follows:

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

BITWISE DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

17.    PRIVATE EQUITY OFFERING, CONTINUED

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

       The Company received gross proceeds of approximately $2,100,000, approximately $1,900,000 after expenses. The Company utilized the proceeds of the three offerings as follows: approximately $600,000 was utilized to repay a portion of the Company's line of credit; approximately $160,000 was utilized to make a past due interest payment on the Company's outstanding 8% convertible notes, and the remainder was reserved for working capital.


18.    INTERNATIONAL JOINT VENTURE

       In March 2000, Authentidate, Inc. formed a joint venture known as Authentidate International Holdings, AG, with a German company, Windhorst New Technologies, Agi.G., to market Authentidate in countries outside of the Americas, Japan, Australia, New Zealand and India. Authentidate retained the rights to market the service in these territories. The Company invested DM 250,000, which is equal to approximately $124,000 and also granted a license to the Authentidate technology to the joint venture vehicle. Additionally, the Company issued 250,000 Common Stock Purchase Warrants to Windhorst in connection with the joint venture. Fees related to the joint venture agreement approximated $100,000. Windhorst contributed DM 3,000,000 to the joint venture. Authentidate, Inc. owns 39% of the joint venture and Windhorst owns 60% of the joint venture. The joint venture will be accounted for under the equity method of accounting by Authentidate. In connection with this investment, Authentidate recorded an excess of cost over the underlying equity in the net assets in the amount of approximately $727,000, which will be amortized over a period of 5 years.

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

4.8* Terms of 8% Convertible Notes due August 11, 2002 (Exhibit 4.8 to the Company's Form 10- KSB dated June 30, 1997).

4.9* Terms of Warrants and Global Warrant expiring August 11, 2002 (Exhibit 4.9 to the Company's Form 10-KSB dated June 30,
                  1997).

4.10 Form of Warrant issued to Windhorst New Technologies and PFK Development Gray II, LLCS

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

10.14* Agreement with Prime Computer, Inc. (Exhibit 10.14 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.15* Agreement with Mentor Computer Graphics Ltd. (Exhibit 10.15 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.16* Agreement with Robert W. Schwartz, Inc. dated February 10, 1992 (Exhibit 10.16 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.17* Form of Financial Consulting Agreement with the Underwriter (Exhibit 10.17 to the Registration Statement on form SB-2, File No. 33-76494)

10.18* Financing Agreement by and among Maryland Industrial Development Financing Authority, JED Associates, State National Bank of Maryland, Electronic Marketing Associates, Inc. (name was changed to System Solutions Technology, Inc.), Trimarc Systems Incorporated and Intermec Mid- Atlantic Corporation dated December 11, 1985 (Exhibit 10.18 to the Registration Statement on form SB-2, File No. 33-76494)

10.19* Maryland Industrial Development Financing Authority Limited Obligation Economic Development Revenue Bond (Exhibit 10.19 to the Registration Statement on form SB-2, File No. 33-76494)

10.20* Cross-Collateral Security Agreement between NationsCredit Corporation, Bitwise Designs, Electrograph Systems, Inc. and System Solutions Technology, Inc. dated July 18, 1995.

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

10.26* Stock Purchase and Merger Agreement dated April 7, 1998 between the Company USI and SST. (Exhibit A to Proxy Statement dated May 8, 1998).

10.27 Employment Agreement between John Botti and the Company dated January 1, 2000.

10.28 Employment Agreement between Nicholas Themelis and the Company dated February 28, 2000.

10.29 Employment Agreement between Robert Van Naarden and Authentidate.com, Inc. dated July 5, 2000.

10.30**           Joint Venture Agreement between The Company,
                  Authentidate, Inc. and Windhorst New Technologies, AGi.G

10.31**           Technology License Agreement between the Company.
                  Authentidate, Inc. and Windhorst New Technologies, AGi.G.

11                Statement re: Computation of Per Share Earnings

21                Subsidiaries of Registrant

23                Consent of PricewaterhouseCoopers, LLP

27                Financial Data Schedule

___________

** Portions of exhibit omitted and request for confidential treatment filed with the Commission.