Form 10KSB/A
period 2000-06-30
BITWISE DESIGNS INC
filed 2000-10-13
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A

                                AMENDMENT NO. 1
(Mark One)

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



      TYPE OF                  NAME AND ADDRESS OF    AMOUNT AND NATURE  PERCENTAGE
       CLASS                    BENEFICIAL HOLDER       OF BENEFICIAL     OF CLASS
                                                        OWNERSHIP (1)        (*)
Common                         John T. Botti            1,474,391 (2)       9.3%
                               c/o Bitwise Designs
                               2165 Technology Drive
                               Schenectady, NY 12308

Common                         Ira C. Whitman             610,381 (3)       4.1%
                               c/o Bitwise Designs
                               2165 Technology Drive
                               Schenectady, NY 12308

Common                         Steven Kriegsman            40,000 (4)       0.3%
                               c/o Bitwise Designs
                               2165 Technology Drive
                               Schenectady, NY 12308

Common                         Dennis Bunt                 52,883 (5)       0.4%
                               c/o Bitwise Designs
                               2165 Technology Drive
                               Schenectady, NY 12308

Common                         J. Edward Sheridan          50,000 (9)       0.3%
                               c/o Bitwise Designs
                               2165 Technology Drive
                               Schenectady, NY 12308

Common                         Charles Johnston           118,570 (6)       0.8%
                               c/o Bitwise Designs
                               2165 Technology Drive
                               Schenectady, NY 12308

Common                         Nicholas Themelis          131,500 (7)       0.9%
                               c/o Bitwise Designs
                               2165 Technology Drive
                               Schenectady, NY 12308
Common                         Robert Van Naarden               0 (8)         0%
                               c/o Bitwise Designs
                               2165 Technology Drive
                               Schenectady, NY 12308

Common                         Gateway Network LLC        818,954 (12)      5.4%
                               and Affiliates
                               165 EAB Plaza
                               Uniondale, NY 11556

Common                         Tami Skelly,               802,865 (12)      5.3%
                               Family Members and
                               Affiliates
                               218 Royal Palm Way
                               Palm Beach, FL 33480

Series A                       John T. Botti                  100 (10)       50%
Preferred                      c/o Bitwise Designs
Stock                          2165 Technology Drive
                               Schenectady, NY 12308

Series A                       Ira C. Whitman                 100 (11)       50%
Preferred                      c/o Bitwise Designs
Stock                          2165 Technology Drive
                               Schenectady, NY 12308
Directors/Officers as a group                           2,447,725          14.9%
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

(7) Includes vested options to purchase 100,000 shares of Common Stock and excludes 150,000 non-vested options.

(8)      Excludes 200,000 non-vested options.

(9)      Includes vested options to purchase 50,000 shares of Common Stock.

(10) See footnote (2). Each share of Series A Preferred Stock is entitled to ten (10) votes per share.

(11) See footnote (3). Each share of Series A Preferred Stock is entitled to ten (10) votes per share.

(12) Includes 300,000 shares of common stock issuable upon the exercise of Series B Warrants and 146,667 shares of common stock issuable upon the conversion of shares of Series B Preferred Stock.

*        Based on 14,822,261 shares of Common Stock outstanding as of September
         25, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BITWISE DESIGNS, INC.


                                      By: /s/ John T. Botti
                                          -------------------------------
                                          John T. Botti
                                          President, Chairman of the
                                          Board and Chief Executive
                                          Officer

Dated: October 11, 2000



     Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons in the capacities and on the dates indicated:

       Signature                   Capacity                       Date
       ---------                   --------                       ----

/s/ John T. Botti              President, Chairman           October 11, 2000
---------------------------    of the Board and Chief
John T. Botti                  Executive Officer


/s/ Ira C. Whitman             Senior Vice President         October 11, 2000
---------------------------    and Director
Ira C. Whitman


/s/ Nicholas Themelis          Vice President, Chief         October 11, 2000
---------------------------    Technology Officer
Nicholas Themelis              and Director


/s/ Robert Van Naarden         Director and                  October 11, 2000
---------------------------    Chief Executive Officer
Robert Van Naarden             of Authentidate, Inc.


/s/ Steven A. Kriegsman        Director                      October 11, 2000
---------------------------
Steven A. Kriegsman


/s/ J. Edward Sheridan         Director                      October 11, 2000
---------------------------
J. Edward Sheridan


/s/ Charles C. Johnston        Director                      October 11, 2000
---------------------------
Charles C. Johnston


/s/ Dennis H. Bunt             Chief Financial               October 11, 2000
---------------------------    Officer and Principal
Dennis H. Bunt                 Accounting Officer