Form 10-Q
period 2000-09-30
BITWISE DESIGNS INC
filed 2000-11-13
CIK 885074

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

0-20190
(Commission File No.)

BITWISE DESIGNS, INC
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	14-1673067 (I.R.S.Employer Identification No.)

2165 Technology Dr. Schenectady, NY (Address of principal executive offices)	12308 (Zip Code)

(518) 346-7799
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report.)

             Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             14,799,659 shares of Common Stock, par value $.001 per share, were outstanding at November 6, 2000.

BITWISE DESIGNS INCORPORATED

FORM 10-Q

INDEX

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets September 30, 2000 and June 30, 2000	3
	Consolidated Statements of Operations Three months ended September 30, 2000 and September 30, 1999	5
	Consolidated Statements of Cash Flows Three months ended September 30, 2000 and September 30, 1999	6
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

PART II	OTHER INFORMATION
Item 6.	Reports on Form 8-K and exhibits	11
Safe Harbor Statement	11

SIGNATURES	12

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

BITWISE DESIGNS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2000	June 30, 2000

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,156,924	$7,965,496
Accounts receivable, net of allowance for doubtful accounts of $435,738 at Sept 30, 2000 and $410,761 at June 30, 2000	3,956,822	4,274,148
Due from related parties	10,083	7,866
Inventories:
Finished goods	847,843	744,353
Purchased components & raw material	1,138,291	1,608,034
Income taxes receivable	15,071	15,471
Prepaid expenses and other current assets	295,440	617,526

Total current assets	14,420,474	15,232,894
Property and equipment, net	3,114,945	3,033,864
Other assets:
Software development costs, net	491,929	167,059
Excess of cost over net assets of acquired companies, net	1,234,630	1,254,952
Investment in Authentidate International AG	1,314,430	1,350,775
Other intangible assets, net	106,299	88,491
Other assets	300	300

Total assets	$20,683,007	$21,128,335

See accompanying notes to the consolidated financial statements.

BITWISE DESIGNS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	September 30, 2000	June 30, 2000

	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,161,654	$1,228,618
Accrued expenses and other liabilities	285,649	448,091
Current portion of long-term debt	29,515	29,515
Due to related parties	68,040	103,040

Total current liabilities	2,544,858	1,809,264

Long-term debt, net of current portion	1,343,903	1,351,253
Deferred grant	1,000,000	1,000,000

Total liabilities	4,888,761	4,160,517

Shareholders’ equity:
Preferred stock -$.10 par value, 5,000,000 shares authorized:
Series A-200 shares issued and outstanding	20	20
Series B-50,000 shares issued and outstanding	5,000	5,000
Common stock-$.001 par value; 20,000,000 shares authorized; shares issued: 14,794,179 at Sept. 30, 2000 and 14,421,758 at June 30, 2000	14,794	14,422
Additional paid-in capital	39,173,473	38,740,271
Accumulated deficit	(23,399,041)	(21,715,176)

	15,794,246	17,044,537
Less cost of 28,082 treasury shares		(76,719)

Total shareholders’ equity	15,794,246	16,967,818

Total liabilities and shareholders’ equity	$20,683,007	$21,128,335

See accompanying notes to the consolidated financial statements.

BITWISE DESIGNS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3 months ended

	September 30, 2000	September 30, 1999

	(unaudited)	(unaudited)

Net sales	$4,483,479	$3,071,766
Cost of goods sold	3,176,302	2,482,323

Gross profit	1,307,177	589,443
Selling, general and administrative expenses	2,346,415	1,437,510
Product development costs	629,790	64,547

Operating loss	(1,669,028)	(912,614)
Other income (expense):
Interest expense	(28,428)	(192,979)
Interest and other income	122,060	(1,897)

Loss before taxes	(1,575,396)	(1,107,490)
Income tax expense (benefit)	500

Net income/(loss)	$(1,575,896)	$(1,107,490)

Per share amounts:
Net loss per common share	$(0.11)	$(0.15)

See accompanying notes to the consolidated financial statements.

BITWISE DESIGNS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the 3 months ended

	September 30, 2000	September 30, 1999

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,575,896)	$(1,107,490)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	198,536	168,051
Provision for doubtful accounts	34,843	18,000
Non cash S,G&A expenses		36,042
Changes in operating assets and liabilities:
Accounts receivable and other receivables	280,266	1,034,336
Inventories	366,253	234,918
Prepaid expenses and other current assets	314,564	33,730
Accounts payable and other current liabilities	735,594	(1,603,117)
Income taxes	400	(1,116)
Other		399

Net cash provided by/(used in) operating activities	354,560	(1,186,247)

Cash flows from investing activities:
Property, plant and equipment expenditures	(157,779)	(78,730)
Software development costs	(378,048)	(78,945)
Other intangible assets	(22,280)

Net cash used in investing activities	(558,107)	(157,675)

Cash flows from financing activities:
Increase/(Decrease) in borrowings on lines of credit, net		(62,327)
Proceeds from borrowings on long-term debt		525,973
Principle payments on long-term debt	(7,350)	(48,128)
Receipt of deferred revenue from economic development grant		757,811
Payment of offering and financing costs		(1,500)
Exercise of warrants and options	433,575
Preferred stock dividends	(31,250)

Net cash provided by/(used in) financing activities	394,975	1,171,829

Net increase/(decrease) in cash and cash equivalents	191,428	(172,093)
Cash and cash equivalents, beginning of year	7,965,496	549,097

Cash and cash equivalents, end of period	$8,156,924	$377,004

See accompanying notes to the consolidated financial statements.

BITWISE DESIGNS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CASH FLOW DISCLOSURES

	For the 3 months ended

	September 30, 2000	September 30, 1999

	(unaudited)	(unaudited)
Other supplemental information:
Interest paid	$18,935	$37,448
Income taxes paid	100	0
Additional paid-in capital resulting from
Issuance of warrants for services		45,130
Issuance of common for services		36,042

See accompanying notes to the consolidated financial statements.

BITWISE DESIGNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for the fair presentation of results for such periods. The consolidated financial statements include the accounts of Bitwise Designs, Inc. and its wholly-owned subsidiaries DJS Marketing Group, Inc. (DJS), Authentigraph.com, Inc. and majority owned (approx. 72%) Authentidate, Inc. (the Company).

2.   During the year ended June 30, 2000 the Company formed two new subsidiaries, Authentidate, Inc. and Authentigraph.com, Inc. These two Companies provide Internet related services. The Authentidate service allows users to verify the authenticity of digital documents and images by imbedding an unalterable date and time stamp into digital images. Using this software technology a customer can prove content as well as date and time authenticity of a digital document. The Company expects the Authentidate software to be used for various business applications such as proving authenticity of digital legal documents, contracts, human resource records, medical records and numerous other potential uses. It may also be used to send notarized e-mail. The Authentigraph service uses Authentidate software however it focuses on the collectibles market and offers a service to prove authenticity of collectibles such as sports memorabilia and artwork. Neither entity has commenced bus iness sales operations to date but Authentidate is expected to commence business sales in early calendar 2001. The Company has signed a Letter of Intent to sell 81% of Authentigraph to an investor group specializing in the collectibles industry. Authentigraph will become a customer for Authentidate. The closing is expected to happen during the fourth quarter of calendar 2000. The Company also formed a joint venture known as Authentidate International Holdings, AG, with a German partner in Europe to develop and market a similar product in Europe and parts of Asia.

3.   The results of operations for the three months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

4.   Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2000.

5.   The Company adopted Statement of Financial Accounting Standards Board SFAS 130, “Reporting Comprehensive Income” in fiscal year 1999. There was no comprehensive income to report, other than net income, for the three months ended September 30, 2000 and 1999.

6.   During the three months ended September 30, 2000, 168,600 common stock warrants and options were exercised.

7.   The following represents the reconciliation of the basic and diluted earnings per share amounts for the three months ended September 30, 2000 and 1999.

	September 30, 2000 Three Months Ended

	2000	1999

Net income/(loss)	$(1,575,896)	$(1,107,490)
Preferred stock dividends	(31,250)	0

Loss applicable to common shareholders	$(1,607,146)	$(1,107,490)
Weighted average shares	14,614,182	7,460,745
Basic and diluted EPS	$(.11)	$(.15)

             The impact of options, warrants and convertible notes was antidilutive to the calculation of basic and dilutive loss per share and were accordingly excluded from the calculation.

8.   The Company’s reportable segments are separate divisions which are managed separately. Included in the All Other column are Authentidate and Authentigraph which do not expect material sales until late in the third quarter of the Company’s fiscal year. During the current quarter management of the Company created two additional segments, the DocStar Division and the Corporate Division. Through June 30, 2000 the activities of both divisions were combined under the Bitwise segment. The Corporate Division is a non-operating division which includes all public company type activities and applies to all Bitwise operating divisions and therefore should be segregated. Segment data for the prior year has been adjusted to conform to the current year presentation.

Segment Information

	DocStar	DJS	All Other	Totals

September 30, 2000:
Revenues from external customers	$1,695,509	$2,787,486	$484	$4,483,479
Intersegment revenues		79,193		79,193
Segment profit (loss)	67,658	76,369	(879,677)	(735,650)

September 30, 1999:
Revenues from external customers	725,137	2,346,629		3,071,766
Intersegment revenues				0
Segment profit/(loss)	(793,882)	86,348	(140,474)	(848,008)

	September 30, 2000	September 30, 1999

Reconciliation:
Total revenues from segments	$4,562,672	$3,071,766
Elimination of intersegment revenues	(79,193)

Total consolidated revenues	$4,483,479	$3,071,766

Total pre-tax profit or loss of segments	$(735,650)	$(848,008)
Product development expenses	(629,790)	(64,547)
Corporate division expenses	(212,860)	(199,475)
Elimination of intersegment profits	2,904	4,540

Loss before income taxes	$(1,575,396)	$(1,107,490)

New Accounting Standards

             In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133). SFAS 133 establishes a new model for accounting for derivatives and hedging activities. This statement is effective for all fiscal quarters of all fiscal years after June 15, 2000. The Company has adopted the provisions of this standard which did not have an impact on the Company’s financial statements.

             In December 1999, the SEC issued Staff Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” SAB 101 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company is required to adopt SAB 101 in the quarter ended May 27, 2001. Management does not expect the adoption of SAB 101 to have a material effect on the Company’s financial condition or results of operations.

             In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25.” FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company has applied the applicable provisions of FIN 44 which did not have a material effect on the Company’s Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company’s consolidated financial statements and notes contained elsewhere in this Form 10-Q.

Results of Operations

  The Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999.

             The Company realized a consolidated net loss of $1,575,896 ($.11 per share) and $1,107,490 ($.15 per share) for the three months ended September 30, 2000 and 1999, respectively. The major reason for the loss was due to losses incurred by the Company’s subsidiary Authentidate, Inc. which incurred a pre-tax loss of $1,410,360 for the quarter. Authentigraph.com, Inc. also incurred a pre-tax loss of $40,483 while the Company’s other two operating divisions DocStar and DJS Marketing Group, Inc. realized pre-tax profits of $9,034 and $76,369, respectively. See Footnote 8 for further information on segment profits and losses.

             The Company had consolidated net sales of $4,483,479 and $3,071,766 for the three months ended September 30, 2000 and 1999, respectively. Both DJS and DocStar realized a significant increase in sales for the quarter ended September 30, 2000 compared to the same quarter last year. Authentidate and Authentigraph did not have significant sales. Authentidate is in the process of testing its authentication software and service for a March or April 2001 release. Authentidate will continue to generate losses until sales of its Business to Business product become significant. Currently, Authentidate is spending heavily on product development and also to develop the management team it needs to execute the Business Plan.

             DocStar sales increased from $725,137 at September 30, 1999 to $1,695,509 at September 30, 2000 as the Company’s dealers increased orders significantly this year compared to last year. DJS sales increased from $2,346,629 at September 30, 1999 to $2,787,486 at September 30, 2000 as demand for DJS products and services continued to increase in the Albany NY market place.

             Consolidated gross profit for the three months ended September 30, 2000 and 1999 was $1,307,177 and $589,443, respectively. This increase is due to the sales increase of DocStar and DJS discussed above. The consolidated profit margin was 29.2% and 19.2% for the three months ended September 30, 2000 and 1999, respectively. Gross profit margin is defined as gross profit as a percentage of sales. The increase in gross profit margin is due to DocStar which realized a gross profit margin of 44.7% for the quarter ended September 30, 2000 compared to 15% for the same quarter last year. The increase is due to an increase in gross profit on DocStar system sales through a combination of direct material cost reductions and an increase in average selling prices.

             Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G& A expenses amounted to $2,346,415 and $1,437,510 for the three months ended September 30, 2000 and 1999, respectively. The increase is mainly due to Authentidate which has been building a staff for several months and incurred significant payroll, consulting and advertising expenses. As a percentage of sales, S,G&A costs were 52.3% and 46.8% for the three months ended September 30, 2000 and 1999, respectively.

             Interest expense was $28,428 and $192,979 for the three months ended September 30, 2000 and 1999, respectively. Interest rates incurred by the Company decreased during the three months ended September 30, 2000 compared to the same period last year.

             Product development expenses, excluding capitalized costs and including amortization of capitalized costs, relate to software development for DocStar and for Authentidate. These costs increased to $629,790 from $64,547 for the three months ended September 30, 2000 compared to the same quarter last year, the increase is due to development of the Authentidate product line. The Company has a policy of capitalizing qualified software development costs after technical feasibility has been established and amortizing those costs over three years as product development expense.

Liquidity and Capital Resources

             The Company’s primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of all long-term debt at September 30, 2000 totaled $1,373,903 all of which relates to a mortgage loan on the Company’s principle office located in Schenectady, NY.

             The Company’s subsidiary DJS has a wholesale line of credit facility for $625,000. At September 30, 2000, $455,952 was outstanding. The line is non-interest bearing and payment terms are net 40. The line is collateralized by all assets of DJS.

             Property, plant and equipment expenditures totaled $157,779 and capitalized software development expenditures totaled $378,048 for the three months ended September 30, 2000, respectively. There was one purchase commitment outstanding for approximately $200,000 for computer equipment.

             The Company’s cash balance at September 30, 2000 was $8,156,924 and total assets were $20,683,007. Management believes existing cash and short-term investments should be sufficient to meet the Company’s operating requirements for the next twelve months.

PART II. OTHER INFORMATION

Item 6.   Reports on Form 8-K

               (a) The following Reports on Form 8-K were filed by the Company during the last quarter:

                None

               (b) Exhibits

SAFE HARBOR STATEMENT

             Certain statements in this Form 10-Q, including information set forth under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). The Company desires to avail itself of certain “safe harbor” provisions of the Act and is therefore including this special note to enable the Company to do so.

             Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company’s stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of the DocStar, Authentidate and Authentigraph product lines, competition, pricing, technologi cal changes, technological implementation of the Authentidate and Authentigraph business plans and other risks as discussed in the Company’s filings with the Securities and Exchange Commission, in particular its Annual Report on Form 10-K for the year ended June 30, 2000, Registration Statement on Form S-3 declared effective on July 30, 1996 and Registration Statement on Form SB-2 declared effective February 14, 2000 all of which risk factors could adversely affect the Company’s business and the accuracy of the forward-looking statements contained herein.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITWISE DESIGNS INCORPORATED
Date: November 13, 2000	By:	/s/ John T. Botti

John T. Botti President & Chief Executive Officer

By:	/s/ Dennis H. Bunt

Dennis H. Bunt Chief Financial Officer