Form 10-Q
period 2000-12-31
BITWISE DESIGNS INC
filed 2001-02-14
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934


For the quarterly period ended:      DECEMBER 31, 2000
                                     -----------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934



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


             2165 Technology Dr., Schenectady, NY, 12308
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (518) 346-7799
                                                     ---------------------------

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

                                             Yes X                No
                                                -----               -----

         15,035,775 shares of Common Stock, par value $.001 per share, were outstanding at February 8, 2001.

                          BITWISE DESIGNS INCORPORATED
                                    FORM 10-Q
                                      INDEX

                                                                        Page No.

PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

  Consolidated Balance Sheets -
  December 31, 2000 and June 30, 2000                                      3

  Consolidated Statements of Operations -
  Six and three months ended December 31, 2000
  and December 31, 1999                                                    5

  Consolidated Statements of Cash Flows -
  Six months ended December 31, 2000
  and December 31, 1999                                                    6

  Notes to Consolidated Financial Statements                               8


Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                           11



PART II OTHER INFORMATION

Item 6 Reports on Form 8-K and exhibits                                   13

Safe Harbor Statement                                                     13

Signatures                                                                14

                          PART I FINANCIAL INFORMATION
                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



ASSETS                                                                         December 31                  June 30,
                                                                                   2000                       2000
                                                                               (unaudited)
                                                                               -----------                -----------
Current Assets:
     Cash and cash equivalents                                                  $6,766,351                 $7,965,496
     Accounts receivable, net of allowance
       for doubtful accounts of $461,088 at Dec.
       31, 2000 and $410,761 at June 30, 2000                                    4,203,515                  4,274,148
     Due from related parties                                                       13,504                      7,866
     Inventories:
       Finished goods                                                              763,895                    744,353
       Purchased components & raw material                                         918,358                  1,608,034
     Income taxes receivable                                                         1,571                     15,471
     Prepaid expenses and other current assets                                     241,927                    617,526
                                                                               -----------                -----------
       Total current assets                                                     12,909,121                 15,232,894

Property and equipment, net                                                      3,237,119                  3,033,864

Other assets:
     Software development costs, net                                               980,680                    167,059
     Excess of cost over net assets of
       acquired companies, net                                                   1,214,308                  1,254,952
     Investment in Authentidate International AG                                 1,234,522                  1,350,775
     Other intangible assets, net                                                  118,928                     88,491
     Other assets                                                                      300                        300
                                                                               -----------                -----------
Total assets                                                                   $19,694,978                $21,128,335
                                                                               ===========                ===========



See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY                                           December 31,                June 30,
                                                                                  2000                       2000
                                                                               (unaudited)
                                                                               -----------                ----------
Current liabilities:
     Accounts payable                                                           $2,043,371                 $1,228,618
     Accrued expenses and other liabilities                                        732,889                    448,091
     Current portion of long-term debt                                              29,515                     29,515
     Current portion of obligations under capital leases                             4,439
     Due to related parties                                                         68,040                    103,040
                                                                               -----------                -----------
       Total current liabilities                                                 2,878,254                  1,809,264
                                                                              ------------                -----------

Long-term debt, net of current portion                                           1,336,401                  1,351,253
Deferred grant                                                                   1,000,000                  1,000,000
Obligations under capital leases net of current portion                             10,079
                                                                               -----------                -----------
       Total liabilities                                                         5,224,734                  4,160,517
                                                                               -----------                -----------
Shareholders' equity:
     Preferred stock -$.10 par value, 5,000,000 shares authorized
       Series A-100 shares issued and outstanding                                       10                         20
       Series B-50,000 shares issued and outstanding                                 5,000                      5,000
     Common stock-$.001 par value; 20,000,000
       shares authorized; shares issued:
       14,856,730 at Dec. 31, 2000 and
       14,421,758 at June 30, 2000                                                  14,857                     14,422
     Additional paid-in capital                                                 39,503,684                 38,740,271
     Accumulated deficit                                                       (25,053,307)               (21,715,176)
                                                                               -----------                -----------
                                                                                14,470,244                 17,044,537
     Less cost of 28,082 treasury shares                                                                      (76,719)
                                                                               -----------                -----------
       Total shareholders' equity                                               14,470,244                 16,967,818
                                                                               -----------                -----------
Total liabilities and shareholders' equity                                     $19,694,978                $21,128,335
                                                                               ===========                ===========



See accompanying notes to the consolidated financial statements.

                      BITWISE DESIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For the 3 months ended                      For the 6 months ended
                                                      --------------------------------            --------------------------------
                                                      December 31,         December 31,           December 31,         December 31,
                                                          2000                 1999                   2000                 1999
                                                      (unaudited)          (unaudited)            (unaudited)          (unaudited)
                                                       ----------          -----------            -----------          -----------
 Net sales                                             $4,034,523           $4,720,317             $8,518,002           $7,792,083

 Cost of goods sold                                     2,866,331            3,347,884              6,042,633            5,830,207
                                                      -----------          -----------            -----------          -----------
     Gross profit                                       1,168,192            1,372,433              2,475,369            1,961,876

 Selling, general and
       administrative expenses                          2,487,974            1,372,829              4,834,389            2,810,339

 Product development costs                                334,022               72,015                963,812              136,562
                                                      -----------          -----------            -----------          -----------
     Operating loss                                    (1,653,804)             (72,411)            (3,322,832)            (985,025)

 Other income (expense):
 Interest expense                                         (33,369)            (124,857)               (61,797)            (317,836)
 Equity in net loss of Authentidate Int'l AG              (43,563)                                    (43,563)
 Interest and other income                                121,220               34,010                243,280               32,113
                                                      -----------          -----------            -----------          -----------
     Loss before taxes                                 (1,609,516)            (163,258)            (3,184,912)          (1,270,748)

 Income tax expense (benefit)                              13,500                                      14,000
                                                      -----------          -----------            -----------          -----------

 Net loss before minority interest                    ($1,623,016)           ($163,258)           ($3,198,912)         ($1,270,748)

 Minority interest                                                              36,639                                      36,639
                                                      -----------          -----------            -----------          -----------
 Net loss                                              (1,623,016)            (126,619)            (3,198,912)          (1,234,109)
                                                      ===========          ===========            ===========          ===========

 Per share amounts:
 Net loss per common  share                                ($0.11)              ($0.01)                ($0.22)              ($0.12)
                                                      ===========          ===========            ===========          ===========



 See accompanying notes to the consolidated financial statements.

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                        For the 6 months ended
                                                                               --------------------------------------
                                                                               December 31,               December 31,
                                                                                   2000                       1999
                                                                               (unaudited)                 (unaudited)
                                                                               -----------                -----------

Cash flows from operating activities:
Net loss                                                                       ($3,198,912)               ($1,234,109)
Adjustments to reconcile net loss to
     net cash provided by/(used in) operating activities:
       Depreciation and amortization                                               509,469                    317,049
       Provision for doubtful accounts                                              64,090                     50,017
       Non cash S,G&A expenses                                                      24,168                    105,690
       Equity in net loss of Authentidate AG                                        43,563
       Changes in operating assets and liabilities:
              Accounts receivable and other receivables                                905                    521,429
              Inventories                                                          670,134                  1,010,433
              Prepaid expenses and other current assets                            440,585                    (19,136)
              Accounts payable and other current liabilities                     1,064,551                 (3,133,640)
              Income taxes                                                          13,900                       (879)
               Other                                                                                              100
                                                                               -----------                -----------
              Net cash provided by/(used in) operating
                                        activities                                (367,547)                (2,383,046)
                                                                               -----------                -----------
Cash flows from investing activities:

     Property, plant and equipment expenditures                                   (360,798)                  (308,136)
     Software development costs                                                 (1,037,899)                  (306,512)
     Other intangible assets                                                       (37,232)
                                                                               -----------                -----------
              Net cash used in investing activities                             (1,435,929)                  (514,648)
                                                                               -----------                -----------
Cash flows from financing activities:

     Increase/(decrease) in borrowings on lines of credit, net                                             (1,274,779)
     Proceeds from borrowings on long-term debt                                                               505,591
     Principle payments on long-term debt                                          (14,852)                  (123,122)
     Proceeds from borrowings on capital leases                                     14,518
     Receipt of deferred revenue from economic
       development grant                                                                                      757,811
     Payment of offering and financing costs                                       (17,105)                   (14,313)
     Exercise of warrants and options                                              684,270                  7,078,990
     Proceeds from private equity offering, net                                                             1,896,946
     Proceeds from investment in Authentidate, Inc.                                                            98,861
     Preferred stock dividends                                                     (62,500)                   (31,250)
     Fees related to conversion of debt to equity                                                             (10,000)
                                                                               -----------                -----------
              Net cash provided by/(used in)
                              financing activities                                 604,331                  8,884,735
                                                                               -----------                -----------
Net increase/(decrease) in cash and cash equivalents                            (1,199,145)                 5,987,041
Cash and cash equivalents, beginning of year                                     7,965,496                    549,097
                                                                               -----------                -----------
Cash and cash equivalents, end of period                                        $6,766,351                 $6,536,138
                                                                               ===========                ===========


See accompanying notes to the consolidated financial statements.

                                                                    Page 6 of 14

                     BITWISE DESIGNS, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL CASH FLOW DISCLOSURES



OTHER SUPPLEMENTAL INFORMATION:

                                                                       For the 6 months ended
                                                               --------------------------------------
                                                               December 31,               December 31,
                                                                  2000                      1999
                                                               (unaudited)               (unaudited)
                                                               -----------                -----------
     Interest paid                                                 $47,890                   $260,469

     Income taxes paid                                                 100                          0

     Additional paid-in capital resulting
      from

        Issuance of warrants for services                           96,674                    176,789

        Issuance of common stock
        for services                                                                          105,690

        Conversion of debt to equity, net of
          unamortized deferred financing costs
          and discount                                                                      3,395,707










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

2. During the year ended June 30, 2000 the Company formed two new subsidiaries, Authentidate, Inc. and Authentigraph.com, Inc. These two Companies provide Internet related services. The Authentidate service allows users to verify the authenticity of digital documents and images by imbedding an unalterable date and time stamp into digital images. Using this software technology a customer can prove content as well as date and time authenticity of a digital document. The Company expects the Authentidate software to be used for various business applications such as proving authenticity of digital legal documents, contracts, human resource records, medical records and numerous other potential uses. It may also be used to send notarized e-mail. The Authentigraph service uses Authentidate software however it focuses on the collectibles market and offers a service to prove authenticity of collectibles such as sports memorabilia and artwork. Neither entity has commenced business sales operations to date but Authentidate is expected to commence business sales in the fourth quarter of the current fiscal year. The Company's previously announced agreement to sell an 81% interest in Authentigraph has been canceled by mutual consent of the parties and they are negotiating a new agreement whose terms have not been finalized or approved by the Company's Board of Directors. The Company also formed a joint venture known as Authentidate International Holdings, AG, with a German partner in Europe to develop and market a similar product in Europe and parts of Asia.

3.       The results of operations for the six and three months ended
December 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

4. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 2000.

5. During the six months ended December 31, 2000; 234,504 common stock warrants and options were exercised.

6. The following represents the reconciliation of the basic and diluted earnings per share amounts for the six and three months ended December 31, 2000 and 1999.

                                                                  December 31,
                                            -------------------------------------------------------------
                                                  Six Months Ended                Three Months Ended
                                               ---------------------              ---------------------
                                               2000             1999              2000             1999
                                               ----             ----              ----             ----
Net income/(loss)                          ($3,198,912)    ($1,234,109)       ($1,623,016)      ($126,619)
Preferred stock dividends                      (62,500)                           (62,500)
                                            -------------------------------------------------------------
Loss applicable to common shareholders     ($3,261,412)    ($1,234,109)       ($1,685,516)      ($126,619)

Weighted average shares                     14,787,759      10,363,729         14,825,778       9,872,840
Basic and diluted EPS                            ($.22)         ($.12)              ($.11)          ($.01)


         The impact of options, warrants and convertible notes was antidilutive to the calculation of basic and dilutive loss per share and were accordingly excluded from the calculation.

7. The Company's reportable segments are separate divisions which are managed separately. Included in the All Other column are Authentidate and Authentigraph which do not expect material sales until the fourth quarter of the Company's fiscal year. During the current year management of the Company created a new segment, the DocStar Division. Through June 30, 2000, the activities of the DocStar Division and Corporate expenses were combined under a single Bitwise segment. The Corporate expenses are non-operating expenses which include all public company type activities and applies to all of the Company's operating divisions and therefore should be segregated. Segment data for the prior year has been reclassified to conform to the current year presentation.

SEGMENT INFORMATION

FOR THE SIX MONTHS ENDED:

DECEMBER 31, 2000:                             DocStar             DJS                All Other          Totals
                                               -------             ---                ---------          ------
Revenues from external customers            $3,198,806         $5,318,638                  $558          $8,518,002
Intersegment revenues                                             225,746                                   225,746
Segment profit/(loss)                          (31,254)           209,660            (1,932,400)         (1,753,994)

DECEMBER 31, 1999:
Revenues from external customers            $2,955,863         $4,836,220                                $7,792,083
Intersegment revenues                                                                                             0
Segment profit/(loss)                         (483,091)           128,755              (338,626)           (692,962)


RECONCILIATION:                                   December  31,    2000               December  31, 1999
                                                  ---------------------               ------------------
Total revenues from segments                             $8,743,748                        $7,792,083
Elimination of intersegment revenues                       (225,746)
                                                          ---------                         ---------
Total consolidated revenues                              $8,518,002                        $7,792,083
                                                         ==========                        ==========

Total pre-tax profit or loss of segments                ($1,753,994)                        ($692,962)
Product development expenses                               (963,812)                        ( 136,562)
Corporate expenses                                         (463,227)                         (445,764)
Elimination of intersegment profits                          (3,879)                            4,540
                                                          ---------                          ---------
Loss before income taxes                                $(3,184,912)                      $(1,270,748)
                                                       ============                       ============

8. Subsequent to December 31, 2000 the Company filed a proxy statement whereby the Company has proposed an amendment to the Company's Certificate of Incorporation to change the Company's name to Authentidate Holding Corp. The Board of Directors recommended shareholder approval of this proposal and the Board believes that the new name will better reflect the Company's core growth strategy, which is its Authentidate business line. In connection with the proposal the Company must exchange currently issued and outstanding securities of Authentidate, Inc. held by the minority shareholders for securities of the Company. For more information on this proposal please see the Company's recently filed proxy statement.

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). SFAS 133 establishes a new model for accounting for derivatives and hedging activities. This statement is effective for all fiscal quarters of all fiscal years after June 15, 2000. The Company has adopted the provisions of this standard which did not have an impact on the Company's financial statements.

         In December 1999, the SEC issued Staff Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company is required to adopt SAB 101 in the quarter ended June 30,2001. Management does not expect the adoption of SAB 101 to have a material effect on the Company's financial condition or results of operations.

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company has applied the applicable provisions of FIN 44 which did not have a material effect on the Company's Consolidated Financial Statements but may have an impact in the future.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
ITEM 2.           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and notes contained elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE SIX AND THREE MONTHS ENDED DECEMBER 31, 1999.

         The Company realized a consolidated net loss of $3,198,912 ($.22 per share) and $1,623,016 ($.11 per share) for the six and three months ended December 31, 2000, respectively. This compares to a consolidated net loss of $1,234,109 ($.12 per share) and $126,619 ($.01 per share for the six and three months ended December 31, 1999. The losses increased as a result of losses incurred by the Company's Authentidate and Authentigraph subsidiaries. These companies are still in the development stage with significant product development expenses as well as expenses incurred to create a management team for marketing, sales, technology and general management. Authentidate is expected to commence business to business (B2B) sales after the completion of the beta tests on its software, in the fourth quarter. Authentigraph is also expected to realize sales before the end of the fiscal year. The Company's DocStar Division incurred a small loss for the six months ended December 31, 2000 which is an improvement over the prior year when the segment loss was nearly $500,000. The improvement is due to increased sales ($242,943) and also due to cost reductions. The DJS subsidiary saw a profit increase of about 63% over the prior year. See Footnote 7 for further information on segment profits and losses.

         The Company had consolidated net sales of $8,518,002 and $4,034,523 for the six and three months ended December 31, 2000, respectively. This compares to consolidated net sales of $7,792,083 and $4,720,317 for the six and three months ended December 31, 1999, respectively. Both DJS and DocStar realized an increase in sales for the six months ended December 31, 2000 compared to the prior year. Authentidate and Authentigraph did not have significant sales. DocStar sales growth for the six months ended December 31, 2000 resulted from increased demand from its dealer network as total sales increased 8% compared to the same six months of 1999. However, in the second quarter ended December 31, 2000 DocStar sales decreased compared to the second quarter of 1999 because sales for the second quarter of 1999 were unusually high as several large dealer orders were delayed from the first quarter of 1999 and shipped in the second quarter of 1999. DJS realized an increase on sales of 10% for the six months ended December 31, 2000 compared to the prior year due to increased service revenue and hardware sales. DJS sales increased by 8% for the quarter ended December 31, 2000 compared to the prior year for the same reasons.

                  Consolidated gross profit for the six and three months ended December 31, 2000 was $2,475,369 and $1,168,192, respectively compared to $1,961,876 and $1,372,433 for the same periods in 1999. This increase is due to the sales increase of DocStar and DJS discussed above. The consolidated profit margin was 29.1% and 29% for the six and three months ended December 31, 2000 compared to 25.2% and 29.1% for the six and three months ended December 31, 1999, respectively. Gross profit margin is defined as gross profit as a percentage of sales. The increase in gross profit margin for the six month period is due to DocStar which realized a gross profit margin of 41.3% for the six months ended December 31, 2000 compared to 34.6% for the same period last year. The increase is due to cost reductions and fewer sales discounts compared to 1999. DJS gross profit margins also increased from 20.2% to 22.2% for the six months ended December 31, 1999 to the six months ended December 31, 2000.

         Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $4,834,389 and $2,487,974 for the six and three months ended December 31, 2000 compared to $2,810,339 and $1,372,829 for the same periods last year. The increase is mainly due to Authentidate which has been building a staff for several months and incurred significant payroll, consulting and advertising expenses. DocStar and DJS S,G&A expenses increased slightly during the same period as selling expenses increased as a result of an increase in sales. As a percentage of sales, S,G&A costs were 56.8% and 61.7% for the six and three months ended December 31, 2000 compared to 36.1% and 29.1% for the same periods last year.

         Interest expense was $61,797 and $33,369 for the six and three months ended December 31, 2000 and $317,836 and $124,857 for the same periods last year. The decrease is do the conversion of convertible debt and the payoff of the Company's line of credit during the prior fiscal year.

         Product development expenses, excluding capitalized costs and including amortization of capitalized costs, relate to software development for Authentidate and for DocStar. These costs totaled $963,812 and $334,022 for the six and three months ended December 31, 2000 compared to $136,562 and $72,015 for the same periods last year. The increase is due to product development of the Authentidate software product. The Company has a policy of capitalizing qualified software development costs after technical feasibility has been established and amortizing those costs over three years as product development expense. The amortization expenses amounted to $231,000 for the six months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of all long-term debt at December 31, 2000 totaled $1,365,916 all of which relates to a mortgage loan on the Company's principle office located in Schenectady, NY.

         The Company's subsidiary DJS has a wholesale line of credit facility for $625,000. At December 31, 2000, $537,096 was outstanding. The line is non-interest bearing and payment terms are net 40. The line is collateralized by all assets of DJS.

         Property, plant and equipment expenditures totaled $360,798 and capitalized software development expenditures totaled $1,037,899 for the six months ended December 31, 2000, respectively. There was one purchase commitment outstanding for approximately $200,000 for computer equipment.

         The Company's cash balance at December 31, 2000 was $6,766,351 and total assets were $19,694,978. Management believes existing cash and short-term investments should be sufficient to meet the Company's operating requirements for the next twelve months.

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

         Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of the DocStar, Authentidate and Authentigraph product lines, competition, pricing, technological changes, technological implementation of the Authentidate and Authentigraph business plans and other risks as discussed in the Company's filings with the Securities and Exchange Commission, in particular its Annual Report on Form 10-K for the year ended June 30, 2000, the Registration Statement on Form S-3 declared effective on July 30, 1996, the Registration Statement on Form SB-2 declared effective February 14, 2000 and the Registration Statement on Form S-3 declared effective January 5, 2001 all of which risk factors could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    BITWISE DESIGNS INCORPORATED

February 14, 2001                            /s/ John T. Botti
-----------------                            ----------------------------
DATE                                         JOHN T. BOTTI
                                             PRESIDENT & CHIEF EXECUTIVE OFFICER

                                             /s/ Dennis H. Bunt
                                             ------------------
                                             DENNIS H. BUNT
                                             CHIEF FINANCIAL OFFICER