Form 10-Q
period 2001-03-31
AUTHENTIDATE HOLDING CORP
filed 2001-05-14
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  MARCH 31, 2001
                                 --------------

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------


                           Commission File No. 0-20190
                                               -------


                           AUTHENTIDATE HOLDING CORP.
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

Registrant's telephone number, including area code: (518) 346-7799
                                                   -----------------------------


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

         15,175,985 shares of Common Stock, par value $.001 per share, were outstanding at May 11, 2001.

                           AUTHENTIDATE HOLDING CORP.
                                    FORM 10-Q
                                      INDEX


                                                                  Page No.
                                                                  --------
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

  Consolidated Balance Sheets -
  March 31, 2001 and June 30, 2000                                   3

  Consolidated Statements of Operations -
  Nine and three months ended March 31, 2001
  and March 31, 2000                                                 5

  Consolidated Statements of Cash Flows -
  Nine months ended March 31, 2001
  and March 31, 2000                                                 6

  Notes to Consolidated Financial Statements                         8


Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                     11



PART II OTHER INFORMATION

Item 2 Changes in Securities and Use of Proceeds                    13

Item 4 Submission of Matters to a Vote of Security Holders          13

Item 6 Reports on Form 8-K and exhibits                             13

Safe Harbor Statement                                               14

Signatures                                                          15

                          PART I FINANCIAL INFORMATION
                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                              March 31         June 30,
                                                      2001             2000
                                                   (unaudited)
                                                   -----------     -----------
Current assets:
  Cash and cash equivalents                        $ 5,606,254     $ 7,965,496
  Accounts receivable, net of allowance
    for doubtful accounts of $491,679 at March
    31, 2001 and $410,761 at June 30, 2000           3,710,465       4,274,148
  Due from related parties                              23,401           7,866
  Inventories:
    Finished goods                                     551,187         744,353
    Purchased components & raw material                754,568       1,608,034
  Income taxes receivable                                               15,471
  Prepaid expenses and other current assets            226,375         617,526
                                                   -----------     -----------
    Total current assets                            10,872,250      15,232,894

Property and equipment, net                          3,556,834       3,033,864

Other assets:
  Software development costs, net                    1,705,204         167,059
  Excess of cost over net assets of
    acquired companies, net                          1,193,987       1,254,952
  Investment in Authentidate International AG        1,268,801       1,350,775
  Other intangible assets, net                         114,068          88,491
  Other assets                                           4,448             300

                                                   -----------     -----------
Total assets                                       $18,715,592     $21,128,335
                                                   ===========     ===========




See accompanying notes to the consolidated financial statements.

                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND SHAREHOLDERS' EQUITY                                March 31,         June 30,
                                                                      2001              2000
                                                                   (unaudited)
                                                                   ------------      ------------
Current liabilities:
  Accounts payable                                                 $  1,506,829      $  1,228,618
  Accrued expenses and other liabilities                              1,757,867           448,091
  Current portion of long-term debt                                      29,515            29,515
  Current portion of obligations under capital leases                     4,772
  Due to related parties                                                 68,040           103,040
  Income taxes payable                                                      299
                                                                   ------------      ------------
    Total current liabilities                                         3,367,322         1,809,264
                                                                   ------------      ------------

Long-term debt, net of current portion                                1,328,743         1,351,253
Deferred grant                                                        1,000,000         1,000,000
Obligations under capital leases net of current portion                   8,990
                                                                   ------------      ------------
    Total liabilities                                                 5,705,055         4,160,517
                                                                   ------------      ------------
Shareholders' equity:
  Preferred stock -$.10 par value, 5,000,000 shares authorized
    Series A-100 shares issued and outstanding                               10                20
    Series B-48,000 shares issued and outstanding                         4,800             5,000
  Common stock-$.001 par value; 40,000,000
    shares authorized; shares issued:
    15,122,185 at Mar. 31, 2001 and
    14,421,758 at June 30, 2000                                          15,122            14,422
  Additional paid-in capital                                         42,058,172        38,740,271
  Accumulated deficit                                               (28,060,220)      (21,715,176)
  Other equity                                                       (1,007,347)
                                                                   ------------      ------------
                                                                     13,010,537        17,044,537
  Less cost of 28,082 treasury shares                                                     (76,719)
                                                                   ------------      ------------
    Total shareholders' equity                                       13,010,537        16,967,818
                                                                   ------------      ------------
Total liabilities and shareholders' equity                         $ 18,715,592      $ 21,128,335
                                                                   ============      ============


See accompanying notes to the consolidated financial statements.

                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the 3 months ended             For the 9 months ended
                                                 March 31,        March 31,        March 31,         March 31,
                                                   2001             2000             2001              2000
                                                (unaudited)      (unaudited)      (unaudited)       (unaudited)
                                                -----------      -----------      ------------      ------------
Net sales                                       $ 4,383,397      $ 3,731,227      $ 12,901,399      $ 11,523,310

Cost of goods sold                                3,337,165        2,726,430         9,379,798         8,556,637
                                                -----------      -----------      ------------      ------------
  Gross profit                                    1,046,232        1,004,797         3,521,601         2,966,673

Selling, general and
  administrative expenses                         3,384,719        2,110,044         8,219,108         4,920,383

Product development costs                           663,023          120,241         1,626,835           256,803
                                                -----------      -----------      ------------      ------------
  Operating loss                                 (3,001,510)      (1,225,488)       (6,324,342)       (2,210,513)

Other income (expense):
Interest expense                                    (34,038)         (31,956)          (95,835)         (349,792)
Equity in net loss of Authentidate Int'l AG         (24,450)                           (68,013)
Interest and other income                            85,918          115,930           329,198           148,043
                                                -----------      -----------      ------------      ------------
  Loss before taxes                              (2,974,080)      (1,141,514)       (6,158,992)       (2,412,262)

Income tax expense (benefit)                          2,000             (102)           16,000              (102)

                                                -----------      -----------      ------------      ------------

Net loss before minority interest                (2,976,080)      (1,141,412)       (6,174,992)       (2,412,160)

Minority interest                                                                                         36,639
                                                -----------      -----------      ------------      ------------
Net loss                                        ($2,976,080)     ($1,141,412)     ($ 6,174,992)     ($ 2,375,521)
                                                ===========      ===========      ============      ============

Per share amounts:
Net loss per common  share                      ($     0.20)     ($     0.09)     ($      0.42)     ($      0.22)
                                                ===========      ===========      ============      ============

See accompanying notes to the consolidated financial statements.

                  AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                   For the 9 months ended
                                                                 March 31,        March 31,
                                                                   2001             2000
                                                                (unaudited)      (unaudited)
                                                                -----------      ------------
Cash flows from operating activities:
Net loss                                                        ($6,174,992)     ($ 2,375,521)
Adjustments to reconcile net loss to
  net cash provided by/(used in) operating activities:
    Depreciation and amortization                                 1,108,862           502,148
    Provision for doubtful accounts                                 104,135            79,453
    Non cash S,G&A expenses                                         858,135           129,663
    Equity in net loss of Authentidate AG                            68,013
    Changes in operating assets and liabilities:
      Accounts receivable and other receivables                     444,012           618,603
      Inventories                                                 1,046,632           853,668
      Prepaid expenses and other current assets                     419,884            16,628
      Accounts payable and other current liabilities              1,552,987        (2,866,565)
      Income taxes                                                   15,770            (3,341)
      Other                                                                                99
                                                                -----------      ------------
      Net cash provided by/(used in) operating
        activities                                                 (556,562)       (3,045,165)
                                                                -----------      ------------
Cash flows from investing activities:
  Property, plant and equipment expenditures                       (803,040)         (266,661)
  Software development costs                                     (2,163,523)         (392,932)
  Other intangible assets                                           (34,693)           (1,154)
  Other long term assets                                             (4,149)
  Investment in non-consolidated affiliate                                           (124,180)
                                                                -----------      ------------
      Net cash used in investing activities                      (3,005,405)         (784,927)
                                                                -----------      ------------
Cash flows from financing activities:
  Increase/(decrease) in borrowings on lines of credit, net                        (1,274,779)
  Proceeds from borrowings on long-term debt                                          515,973
  Principal payments on long-term debt                              (22,510)         (362,498)
  Proceeds from borrowings on capital leases                         13,762
  Receipt of deferred revenue from economic
    development grant                                                                 857,811
  Payment of offering and financing costs                           (26,357)          (65,717)
  Exercise of warrants and options                                1,648,163        10,400,145
  Proceeds from private equity offering, net                                        1,896,946
  Proceeds from investment in Authentidate, Inc.                                       98,861
  Preferred stock dividends                                         (93,333)          (62,500)
  Fees related to conversion of debt to equity                                        (10,000)
  Loan to shareholder/officer                                      (317,000)
                                                                -----------      ------------
      Net cash provided by/(used in)
        financing activities                                      1,202,725        11,994,242
                                                                -----------      ------------
Net increase/(decrease) in cash and cash equivalents             (2,359,242)        8,164,150
Cash and cash equivalents, beginning of year                      7,965,496           549,097
                                                                -----------      ------------
Cash and cash equivalents, end of period                        $ 5,606,254      $  8,713,247
                                                                ===========      ============

See accompanying notes to the consolidated financial statements.

                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                       SUPPLEMENTAL CASH FLOW DISCLOSURES




OTHER SUPPLEMENTAL INFORMATION:

                                                     For the 9 months ended
                                                    March 31,       March 31,
                                                      2001            2000
                                                   (unaudited)     (unaudited)
                                                   -----------     -----------
    Interest paid                                  $    85,523     $   292,500

    Income taxes paid                                      230             133

    Additional paid-in capital resulting
      from

        Issuance of warrants for services              204,042         219,623

        Issuance of common stock
          for services                                                 105,691

        Conversion of debt to equity, net of
          unamortized deferred financing costs
          and discount                                               3,395,707

        Issuance of Authentidate, Inc. common
          stock for services                                            35,000


See accompanying notes to the consolidated financial statements.

                           AUTHENTIDATE HOLDING CORP.
ITEM 1.            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for the fair presentation of results for such periods. The consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its wholly-owned subsidiaries DJS Marketing Group, Inc. (DJS), Authentigraph.com, Inc. (which is currently inactive) and majority owned (approx. 72%) Authentidate, Inc., and are referred to as the Company.

2. On March 23, 2001 the Company's shareholders approved a name change for the Company from Bitwise Designs, Inc. to Authentidate Holding Corp. The shareholders also approved a proposal to exchange the currently outstanding shares in Authentidate Inc. not held by the Company (approximately 18%) for securities of the Company on a 1 for 1.5249 basis. The minority shareholders have until May 15, 2001 to voluntarily accept the exchange offer to convert their shares and other securities into shares and convertible securities of AHC. As a result of the conversion the Company recorded a non-cash stock compensation expense of $690,347 during the quarter ended March 31, 2001.

3. During the fiscal year ended June 30, 2000 the Company formed a new subsidiary, Authentidate, Inc., to provide security software products and related services. Authentidate, Inc. is developing a product which allows users to verify the authenticity of digital documents and images by imbedding an unalterable date and time stamp into digital images. Using this software technology a customer can prove content as well as date and time authenticity of a digital document. The Company expects the Authentidate software to be used for various business applications such as proving authenticity of digital legal documents, contracts, human resource records, medical records and numerous other potential uses. It may also be used to send notarized e-mail. The Company is also organizing an entity to develop a service using the Authentidate software to focus on the collectibles market and offer a service to prove authenticity of collectibles such as sports memorabilia and artwork. Neither entity has commenced business sales operations to date but Authentidate is expected to commence business sales activities by the fourth quarter. The Company also formed a joint venture known as Authentidate International Holdings, AG, with a German partner in Europe to develop and market a similar product in Europe and parts of Asia.

4. The results of operations for the nine and three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

5. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 2000.

6. During the nine months ended March 31, 2001; 471,101 common stock warrants and options were exercised.

7. The following represents the reconciliation of the basic and diluted earnings per share amounts for the nine and three months ended March 31, 2001 and 2000.

                                                                        March 31,
                                                                        ---------
                                                 Nine Months Ended                   Three Months Ended
                                                 -----------------                   ------------------
                                               2001              2000              2001              2000
                                           ------------      ------------      ------------      ------------
Net income/(loss)                          ($ 6,174,992)     ($ 2,375,521)     ($ 2,976,080)     ($ 1,141,412)
Preferred stock dividends                       (93,333)                            (30,833)
                                           ------------      ------------      ------------      ------------
Loss applicable to common shareholders     ($ 6,268,325)     ($ 2,375,521)     ($ 3,006,913)     ($ 1,141,412)

Weighted average shares                      14,889,800        10,778,659        15,002,545        12,431,581
Basic and diluted EPS                             ($.42)            ($.22)           ($.20)             ($.09)

         The impact of options, warrants and convertible notes was antidilutive to the calculation of basic and dilutive loss per share and were accordingly excluded from the calculation.


8. The Company's reportable segments are separate divisions which are managed separately. Included in the All Other column are operations of Authentidate and Authentigraph (which is inactive). During the current year management of the Company created a new segment, the DocStar Division. Through June 30, 2000, the activities of the DocStar Division and Corporate expenses were combined under a single AHC segment. The Corporate expenses are non-operating expenses which include all public company type activities and applies to all of the Company's operating divisions and therefore should be segregated. Segment data for the prior year has been reclassified to conform to the current year presentation.

SEGMENT INFORMATION
FOR THE NINE MONTHS ENDED:

MARCH 31, 2001:                     DocStar         DJS        All Other       Totals
                                   ----------    ----------   -----------    -----------
Revenues from external customers   $4,604,003    $8,296,838   $       558    $12,901,399
Intersegment revenues                               225,746                       225,746
Segment profit/(loss)                (237,239)      314,468    (3,057,322)    (2,980,093)

MARCH 31, 2000:
Revenues from external customers   $4,412,668    $7,110,642                  $11,523,310
Intersegment revenues                                                                  0
Segment profit/(loss)                (612,617)      158,754      (871,366)    (1,325,229)

RECONCILIATION:                             March 31, 2001    March 31, 2000
                                            --------------    --------------
Total revenues from segments                 $ 13,127,145      $ 11,523,310
Elimination of intersegment revenues             (225,746)
                                             ------------      ------------
Total consolidated revenues                  $ 12,901,399      $ 11,523,310
                                             ============      ============

Total pre-tax profit or loss of segments     ($ 2,980,093)     ($ 1,365,229)
Product development expenses                   (1,626,835)         (256,803)
Corporate expenses                             (1,548,185)         (794,770)
Elimination of intersegment profits                (3,879)            4,540
                                             ------------      ------------
Loss before income taxes                     ($ 6,158,992)     ($ 2,412,262)
                                             ============      ============

9. The components of Other Equity include non-cash compensation expense to be amortized over the next year ($690,347) and a loan to a shareholder/officer ($317,000).

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

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company has applied the applicable provisions of FIN 44.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
ITEM 2.           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company is involved in the development of security software technology, document imaging products and systems integration services and products. The Company's products include DocStar document imaging products, the Authentidate Enterprise Edition and system integration services and products through our DJS subsidiary. Revenues during the current fiscal have been derived from systems integration services and products and document imaging products primarily.

         The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and notes contained elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

THE NINE AND THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE NINE AND THREE MONTHS ENDED MARCH 31, 2000.

         The Company realized a consolidated net loss of $6,174,992 ($.42 per share) and $2,976,080 ($.20 per share) for the nine and three months ended March 31, 2001, respectively. This compares to a consolidated net loss of $2,375,521 ($.22 per share) and $1,141,412 ($.09 per share) for the nine and three months ended March 31, 2000. As reported under Footnote 8 (Segment Information), the losses increased as a result of losses incurred primarily by the Company's Authentidate subsidiary. Authentidate, Inc. is still in the development stage with significant product development expenses as well as expenses incurred to create a management team for marketing, sales, technology and general management. Authentidate is expected to commence business to business (B2B) sales after the completion of the beta tests on its software, by the quarter ending June 30, 2001. The Company's DocStar Division incurred a small segment loss for the nine months ended March 31, 2001 in the amount of $237,239 which is an improvement over the prior year when the segment loss was $612,617. The improvement is due to increased sales ($191,335) and also due to cost reductions. The DJS subsidiary saw a profit increase of about 98% (an increase of $155,714) over the prior year.

         The Company had consolidated net sales of $12,901,399 and $4,383,397 for the nine and three months ended March 31, 2001, respectively. This compares to consolidated net sales of $11,523,310 and $3,731,227 for the nine and three months ended March 31 2000, respectively. Both DJS and DocStar realized an increase in sales for the nine months ended March 31, 2001 compared to the prior year. Authentidate did not have significant sales. DocStar sales growth for the nine months ended March 31, 2001 resulted from increased demand from its dealer network as total sales increased 4% compared to the same nine months of 2000. DJS realized a significant increase in sales of 20% for the nine months ended March 31, 2001 compared to the prior year due to increased service revenue (including network and internet services) and hardware sales.

         Consolidated gross profit for the nine and three months ended March 31, 2001 was $3,521,601 and $1,046,232, respectively compared to $2,966,673 and
$1,004,797 for the same periods in 2000. This increase is due to the sales increase of DocStar and DJS discussed above. The consolidated profit margin was 27.3% and 23.9% for the nine and three months ended March 31, 2001 compared to 25.7% and

26.9% for the nine and three months ended March 31, 2000, respectively. Gross profit margin is defined as gross profit as a percentage of sales. The increase in gross profit margin for the nine month period is due to DocStar which realized a gross profit margin of 39.2% for the nine months ended March 31, 2001 compared to 35.9% for the same period last year. The increase is due to cost reductions and fewer sales discounts compared to 2000. DJS gross profit margins also increased from 20.2% to 22.1% for the nine months ended March 31, 2000 compared to the nine months ended March 31, 2001.

         Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $8,219,108 and $3,384,719 for the nine and three months ended March 31, 2001 compared to $4,920,383 and $2,110,044 for the same periods last year. The increase is mainly due to Authentidate which has been building a staff for several months and incurred significant payroll, consulting, selling and advertising expenses. DJS S,G&A expenses increased slightly during the same period as selling expenses increased as a result of an increase in sales. DocStar S,G&A expenses increased slightly. The parent company also incurred a non-cash charge of $690,347 for stock compensation expense as a result of the stock conversion to Authentidate Holding Corp. As a percentage of sales, S,G&A costs were 63.7% and 77.2% for the nine and three months ended March 31, 2001 compared to 42.7% and 56.6% for the same periods last year.

         Interest expense was $95,835 and $34,038 for the nine and three months ended March 31, 2001 and $349,792 and $31,956 for the same periods last year. The decrease is do the conversion of convertible debt and the payoff of the Company's line of credit during the prior fiscal year.

         Product development expenses, excluding capitalized costs and including amortization of capitalized costs, relate to software development for Authentidate and for DocStar. These costs totaled $1,626,835 and $663,023 for the nine and three months ended March 31, 2001 compared to $256,803 and $120,241 for the same periods last year. The increase is due to product development of the Authentidate software product. The Company has a policy of capitalizing qualified software development costs after technical feasibility has been established and amortizing those costs over three years as product development expense. The amortization expense of software development costs amounted to $632,900 for the nine months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of all long-term debt at March 31, 2001 totaled $1,358,258 all of which relates to a mortgage loan on the Company's principle office located in Schenectady, NY.

         The Company's subsidiary DJS owes $52,475 on a wholesale line of credit facility for inventory purchases at March 31, 2001. This wholesale line has been terminated by the lender and is currently being paid down by DJS. DJS has secured additional credit limits from its vendors and is not expected to be affected by the elimination of this wholesale inventory facility which had a limit of $625,000.

         Property, plant and equipment expenditures totaled $803,040 and capitalized software development expenditures totaled $2,163,523 for the nine months ended March 31, 2001, respectively. There are no significant purchase commitments outstanding.

         The Company previously disclosed in its Supplement To The Proxy Statement dated March 13, 2001, that it received notice of a potential claim from a minority shareholder of Authentidate, Inc. relative to the conversion of Authentidate, Inc. stock into Authentidate Holding Corp. stock. The Company disputes these claims and will vigorously oppose them and the Company will assert various counter-claims in such an action. However, in the event that the Company is unsuccessful in any proceeding commenced to adjudicate this issue then the Company may have to issue additional shares and may record a non-cash expense, the amount of which cannot be presently estimated.

         The Company's cash balance at March 31, 2001 was $5,606,254 and total assets were $18,715,592. The amounts do not include the proceeds from the Registration S financing described below. Management believes existing cash and short-term investments should be sufficient to meet the Company's operating requirements for the next twelve months. However, the Company intends to spend significant effort and resources (monetary and otherwise) to expand the Authentidate business.

         On May 11, 2001, the Company closed on the sale of $4,000,000 of its securities to a foreign institution pursuant to Regulation S, promulgated under the Securities Act of 1933, as amended. In the transaction, the Company sold 4,000 of its Series C Convertible Preferred Stock to the foreign institution convertible at $4.845 per share and five year warrants to purchase 83,000 shares of Common Stock exercisable at $4.845 per share. The conversion price is not subject to resets or adjustments for changes in the market price of the Company's common stock. The Company received net proceeds of approximately $3,800,000 from the transaction after paying commissions and expenses. The securities sold in this offering are restricted securities under the terms of Regulation S and may not be transferred or resold in the United States for a period of one year, except pursuant to registration under the Securities Act or an exemption thereunder. The Company has agreed to register the shares underlying the Series C Preferred Stock and Warrants for public distribution in the United States within 180 days from the closing. The Company intends to continue to seek additional funds which may be raised through public or private financing and may include debt or equity securities.

PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

         On May 11, 2001, the Company completed the sale of $4,000,000 of its securities to a foreign institution pursuant to Regulation S, promulgated under the Securities Act of 1933, as amended. In the transaction, the Company sold 4,000 of its newly created Series C Convertible Preferred Stock to the foreign institution convertible at $4.845 per share and five year warrants to purchase 83,000 shares of Common Stock exercisable at $4.845 per share. The conversion price is not subject to resets or adjustments for changes in the market price of the Company's common stock. The Company received net proceeds of approximately $3,800,000 from the transaction after paying commissions and expenses. The Company intends to use the proceeds for working capital and expansion of Authentidate. The Company also issued five year warrants to purchase 150,000 shares of its common stock to a consultant for services rendered in connection with this transaction exercisable at $4.845 per share. The securities sold in this offering are restricted securities under the terms of Regulation S and may not be transferred or resold in the United States for a period of one year, except pursuant to registration under the Securities Act or an exemption thereunder.

         The Company has agreed to register the shares underlying the Series C Convertible Preferred Stock and warrants for public distribution in the United States within 180 days from the closing.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on March 23, 2001. As of the record date of February 15, 2001, there were 15,070,518 shares outstanding and eligible to vote at the Annual Meeting. The results of the matters upon which the shareholder's voted at the Annual Meeting were reported in the Company's Report on Form 8-K dated March 27, 2001.

Item 6  Exhibits and Reports on Form 8-K

(a) Exhibits

         4.1 Certificate of Designations, Preferences and Rights and Number of Shares of Series C Convertible Preferred Stock.
         4.2      Form of Common Stock Purchase Warrant.
         10.1 Series C Preferred Stock and Warrant Purchase Agreement between Authentidate Holding Corp. and Banca del Gottardo, entered into as of May 11, 2001.
         10.2 Registration Rights Agreement between Authentidate Holding Corp. and Banca del Gottardo, entered into as of May 11, 2001.

(b) Reports on Form 8-K

         (1) Date of Report - January 8, 2001
             Item(s) Reported - Item 5 - Other events. Issuance of press release regarding the proposed reorganization of the Company's operations.

         (2) Date of Report - March 27, 2001
             Item(s) Reported - Item 5 - Other events. Report of results of Annual Meeting.

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

         Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of the DocStar, Authentidate and related product lines, competition, pricing, technological changes, technological implementation of the Authentidate business plan and other risks as discussed in the Company's filings with the Securities and Exchange Commission, in particular its Annual Report on Form 10-K for the year ended June 30, 2000, the Registration Statement on Form S-3 declared effective on July 30, 1996, the Registration Statement on Form SB-2 declared effective February 14, 2000 and the Registration Statement on Form S-3 declared effective January 5, 2001 all of which risk factors could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BITWISE DESIGNS INCORPORATED

May  14, 2001                               /s/ John T. Botti
-------------                               ----------------------------
  DATE                                      JOHN T. BOTTI
                                            PRESIDENT & CHIEF EXECUTIVE OFFICER

                                            /s/ Dennis H. Bunt
                                            ------------------
                                            DENNIS H. BUNT
                                            CHIEF FINANCIAL OFFICER