Form 10-K
period 2001-06-30
AUTHENTIDATE HOLDING CORP
filed 2001-09-26
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

(Mark One)

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 [X]     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended          June 30, 2001

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _______________

                           Commission File No. 0-20190

                           AUTHENTIDATE HOLDING CORP.
               --------------------------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

                   Delaware                                14-1673067
         -------------------------------               -------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

                  2165 Technology Drive Schenectady, N.Y. 12308
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

          Issuer's telephone number, including area code (518) 346-7799

        ----------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                 Name of Each Exchange on
         Title of Each Class                         Which Registered
         -------------------                     ------------------------
                None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                  ---------------------------------------------
                                (Title of class)

                            [Cover Page 1 of 2 Pages]

                  Check whether Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

                  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  The Issuer's revenues for its most recent fiscal ended June 30, 2001 were $17,860,544.

                  On September 20, 2001, the aggregate market value of the voting stock of Authentidate Holding Corp. (consisting of Common Stock, $.001 par value) held by non- affiliates of the Registrant (approximately 15,542,246 shares) was approximately $49,735,187 based on the closing price for such Common Stock ($3.20) on said date as reported by the Nasdaq National Market System.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

                  On September 20, 2001, there were 16,180,426 shares of Common Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                           --------------------------









                            [Cover Page 2 of 2 Pages]

Table of Contents

                                                      PART I

                                                                                                               PAGE
                                                                                                               ----
Item 1.              Business                                                                                   1
Item 2.              Properties                                                                                 20
Item 3.              Legal Proceedings                                                                          20
Item 4.              Submission of Matters to a Vote of Security Holders                                        20

                                                      PART II


Item 5.              Market For the Company's Common Equity and Related Stockholder Matters                     21
Item 6.              Selected Financial Data                                                                    24
Item 7.              Management's Discussion and Analysis of Financial Condition and Results of                 25
                     Operations

Item 7A.             Quantitative and Qualitative Disclosures About Market Risk                                 32
Item 8.              Financial Statements and Supplemental Data                                                 32
Item 9.              Changes in and Disagreements With Accountants on Accounting and Financial                  33
                     Disclosure

                                                     PART III

Item 10.             Directors and Executive Officers of the Company                                            34
Item 11.             Executive Compensation                                                                     38
Item 12.             Security Ownership of Certain Beneficial Owners and Management                             45
Item 13.             Certain Relationships and Related Transactions                                             46

                                                      PART IV

Item 14.             Exhibits, Financial Statement Schedules and Reports on Form 8-K                            47

                                     PART I

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 1 ("BUSINESS") AND ITEM 7 ("MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"), CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS "BELIEVE," "ANTICIPATE," "THINK," "INTEND," "PLAN," "WILL BE," "EXPECT", AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REGARDING FUTURE EVENTS AND/OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES INCLUDE AMONG OTHER THINGS, THE AVAILABILITY OF ANY NEEDED FINANCING, THE COMPANY'S ABILITY TO IMPLEMENT ITS BUSINESS PLAN FOR VARIOUS APPLICATIONS OF ITS TECHNOLOGIES, THE IMPACT OF COMPETITION, THE MANAGEMENT OF GROWTH, AND OTHER RISKS AND UNCERTAINTIES THAT MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THE SIGNIFICANT RISKS AND UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH STATEMENTS SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

         Authentidate Holding Corp. ("AHC"), its subsidiaries DJS Marketing Group, Inc. ("DJS"), Authentidate, Inc., and WebCMN, Inc., and through its joint ventures Authentidate International, AG, and Authentidate Sports Edition, Inc. (sometimes collectively referred to herein as the "Company"), are engaged in the manufacture and distribution of document imaging systems, the sale of computer systems and related peripheral equipment, components, and accessories, network and internet services and the development and sale of software-based authentication services. AHC was formerly known as Bitwise Designs, Inc. The name change was approved by our shareholders at the March 23, 2001 Annual Meeting.

         In March 1996, we acquired DJS (d.b.a Computer Professionals), a system integrator, and computer reseller in Albany, New York. DJS is an authorized sales and support provider for Novell, Microsoft Solutions and Lotus Notes.

         AHC established its Authentidate subsidiary during the fiscal year ended June 30, 2000 to engage in the business of providing end users with a service providing for the storage, confirmation and authentication of electronic data and images. Authentidate Sports Edition, Inc., established during the fiscal year ended June 30, 2001, as a joint venture with an partner experienced in the sports memorabilia industry, is developing a service that applies the Authentidate technology to the field of signature authentication as it relates to sports memorabilia and entertainment collectibles. WebCMN, Inc. is in the process of developing a business model to apply the Authentidate technology to the medical supply business relating to the automation and processing of Certificates of Medical Necessity.

         AHC was organized in August 1985 and reincorporated under the laws of the state of Delaware in May 1992. Our executive offices are located at 2165 Technology Drive, Schenectady, New York 12308, and our telephone number is (518) 346-7799.

GENERAL BUSINESS DEVELOPMENTS DURING THE PREVIOUS FISCAL YEAR

Reorganization

         We held our annual meeting of shareholders on March 23, 2001. At the meeting our shareholders approved a proposal to change our name from Bitwise Designs, Inc. to Authentidate Holding Corp. This name change was recommended by our Board of Directors in connection with the Board's decision to focus on developing our Authentidate business line. The name change became effective March 23, 2001 and our trading symbol on the Nasdaq National Market was changed from BTWS to ADAT on March 28, 2001.

         At the annual meeting, our shareholders also approved the proposal to acquire the outstanding minority interests of our Authentidate, Inc. subsidiary in exchange for securities of our company on a 1.5249:1 basis. This proposal was also recommended to our shareholders in connection with the decision of our Board of Directors to focus on our Authentidate business line. As of the date of this Form 10-K, security holders owning an aggregate of 601,750 shares of Common Stock and an aggregate of 616,623 options and warrants of Authentidate, Inc. have accepted the exchange offer and we have issued an aggregate of 917,608 shares of our Common Stock and 940,289 options and warrants to these security holders.

Regulation S Offerings

         In May, 2001 we consummated two financings under Regulation S, which resulted in our receipt of an aggregate of $5,500,000 in gross proceeds. In these transactions we sold a total of 5,500 shares of our newly created Series C Convertible Preferred Stock and warrants to purchase 114,000 shares of our Common Stock. The Series C Preferred Stock is convertible into Common Stock at a conversion price of $4.845 per share and the warrants are exercisable at $4.845 per share for a period of five years from the date of issuance. The conversion price is not subject to any resets or adjustment for changes in the market price of our Common Stock. The Series C Preferred Stock also pays an annual 4% dividend, payable in cash or stock at our election, until conversion or redemption.

         We received approximately an aggregate of $5,200,000 in net proceeds after payment of commissions and expenses. The proceeds of these transactions will be used to increase the business development, marketing and sales efforts for the Authentidate services, along with general working capital needs of the Company.

         The transactions were completed under Regulation S of the Securities Act of 1933, as amended, and the securities sold in the offering are deemed restricted securities under Regulation S. Accordingly these securities may not be sold or transferred in the United States for a period of one year, except pursuant to registration under the Securities Act or an exemption therefrom. We have agreed to register for resale the shares of Common Stock which may be:

-        issued upon the conversion of the Series C Preferred Stock;

-        paid as dividends on the Series C Preferred Stock; and

-        issued upon the exercise of the warrants.

         WebCMN, Inc.

         We recently incorporated WebCMN, Inc., a new majority-owned subsidiary. Through WebCMN, we intend to develop a service designed to assist users to accurately and efficiently process Certificates of Medical Necessity, which are required to be submitted by suppliers of medical devices in order to obtain Government and private insurance reimbursement for such products. The WebCMN service will be based on our proprietary Authentidate software and is currently in the development stage.

INDUSTRY OVERVIEW

         The market for our products is highly competitive and rapidly changing. Our primary focus is the manufacturing and distribution market for document imaging systems, the sale of personal computers, workstations and portable personal computers as well as microcomputer peripherals, networks, components accessories, Internet/Intranet development and Internet services. These markets have experienced significant growth over the last decade, and we believe such growth will continue.

 .....Document Imaging and Management

         In January, 1996, we introduced our document imaging system on a national level called DocStar ("DocStar"). We design and manufacture DocStar which enables a user to scan paper documents onto an optical disk, hard disk drive or other storage medium. Our DocStar product line consists of a personal computer, proprietary software and may also include a scanner. This system can be utilized as a "stand-alone" system or as part of a network installation. We consider our DocStar division to be a software business. While, we sell the hardware in order provide the customer with a "turn-key" system, we believe that it is the software employed in the DocStar system which differentiates us from our competitors.

         We believe that the document imaging market will be one of our primary businesses and a basis for growth during the next few years. This is an evolving market which is expected to experience significant growth in the future. We believe that this market can provide us with significant profits. However, there can be no assurance that our efforts in this market will result in profits, income or significant revenues to our business.

 .....Authentication Services

         We organized our subsidiary, Authentidate, Inc., during the fiscal year ended June 30, 2000 to develop an authentication software product. Authentidate has developed and released a software product designed to accept and store electronic files from around the world and from different operating systems via the Internet and date and time stamps those files with a secure clock to prove content, date and time authenticity. The service allows users to also send notarized E-mail. This service will also be utilized for electronic bill presentment and payment, human resources, online backup and offsite storage applications. During the fiscal year ended June 30, 2001, we organized Authentidate Sports Edition, Inc. (a joint venture) to market the Authentidate technology and services to the sports memorabilia and collectibles industries and WebCMN, Inc., to develop a service offering designed to assist users to accurately and efficiently process Certificates of Medical Necessity. We also established Authentidate, AG during the fiscal year ended June 30, 2000 to develop and market authentication services in certain foreign jurisdictions.

 .....Computer Products and Integration Services

         DJS purchases personal computers and peripheral computer products from many different suppliers. Peripheral computer products are products that operate in conjunction with computers, including but not limited to, printers, monitors, scanners, modems and software. A systems integrator, such as DJS, configures various computer hardware and peripheral products such as software together, to satisfy a customer's individual needs. We believe the market for personal computers and computer integration services will continue to grow the next several years. However, DJS expects to focus on the services aspect of its business where it expects the most growth and greater profit margins.

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

 .....Internet/Intranet Development

         The Internet/Intranet is a computer based communication system, with international applicability, which provides customers with the ability to advertise products, provide news and stock market products, provide educational data bases, as well as one on one and Group Communications. Through DJS, we provide customer Internet installation services, including installation of web pages.

                           AUTHENTIDATE HOLDING CORP.

PRODUCTS

Document Imaging and Management

         In January 1996, AHC, on a national level, introduced its document imaging management system under the tradename DocStar which enables users to scan paper documents onto an optical disk, hard drive or other storage medium from which they can be retrieved in seconds. This system allows users to eliminate or significantly reduce paper filing systems. We believe that a broad spectrum of businesses and governmental agencies experience the problem of storage, management and security of paper documents. The DocStar product line is intended to provide a cost effective method of reducing the space necessary to store documents while granting a user the ability to instantly retrieve documents. We believe that ease of use is a key ingredient of the DocStar software.

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

         The main components of a document management system are a personal computer, a high speed electronic document scanner, a laser printer capable of reproducing documents quickly, and a software package which controls scanning, indexing, storage and reproduction. We purchase scanners, laser printers and other essential hardware from unaffiliated third parties and assemble the PC's for the system. The software utilized in DocStar consists of various versions of existing software from other developers, as well as software we have developed. We offer the DocStar System in several models. The DS 035 is the base model. Other models offer faster advanced processors or scanners, and increased storage capacity. Options and accessories include a raid unit to store data, CPU upgrades, additional software and hardware upgrades. The DS300 connects DocStar electronic imaging capabilities with the network scanning and printing functions of Canon, Inc.'s digital scanners.

         We market the document management system under the tradename DocStar through a national dealer network. We own one dealership in the Albany, New York region, which also serves as a test market for new applications and software.

BACKLOG

         We normally ship products within 5 days after receipt of an order and typically have no more than two weeks of sales in backlog at any time. The amount of backlog fluctuates but usually is not material.

RESEARCH AND DEVELOPMENT

         The market for our products is characterized by rapid technological change involving the application of a number of advanced technologies, including those relating to computer hardware and software, mass storage devices, and other peripheral components. Our ability to be competitive depends upon our ability to anticipate and effectively react to technological change, as well as the application requirements of our customers. We believe that software upgrades and enhancements are keys to our success.

         Since inception, we have devoted efforts to research and development activities in an effort to improve our current software and introduce new products. Current development efforts are directed toward improving ease of use, adding system enhancements and increasing performance. Product development expense for document imaging was $256,466, $291,791 and $248,801 for fiscal years 2001, 2000 and 1999, respectively. We will continue to improve our document imaging software in an effort to satisfy the needs of a dynamic marketplace.

QUALITY CONTROL AND SERVICE

         We administer quality control at each of the three levels of the production process. First, components considered for use in standard systems are tested for compatibility by the research staff. Second, incoming components receive a physical damage inspection on receipt and again at the start of the production process. Each memory module is electronically tested prior to assembly. Each complete unit is then functionally tested at the end of the assembly process to demonstrate that all components are engaged and fully operational.

         Third, each complete unit is "burned-in" from eight to twelve hours. This process involves running a component test program which sequentially tests each memory bit, processor circuit, and drive memory track to verify correct operation in a temperature-controlled chamber. This test is repeated continuously over the burn-in period. Since electronic components have their greatest failure risk during the first few hours of active operation, management believes that the burn-in process reveals most faulty components before they reach the end user.

         Our dealers provide service to the end users. All dealers receive service training from the national service staff. We provide the dealer with replacement parts free of charge for 13 months after date of shipment. Our vendors provide a similar warranty for failed components. We offer telephone support service to our dealers.

MANUFACTURING AND SUPPLIERS

         Our products have been designed to enable a variety of system configurations to be assembled from a few basic modules. Our manufacturing operations consist primarily of the assembly, test and quality control of all parts, components, subassemblies and systems.

         We use standard parts and components in our existing product lines which we purchase from unaffiliated third party suppliers. We do not, however, have any contractual arrangements with our current suppliers. Although we have never experienced material delays in deliveries from our suppliers, shortages of component parts could occur and delay or interrupt our manufacture and delivery of products and adversely affect our operating results. We believe adequate alternative suppliers are available to mitigate the potentially adverse effect of supply interruptions, but there can be no assurance that such components will be available as and when needed.

         All peripheral computer products available through us, such as monitors and scanner/printer units, are manufactured by third parties. We only assemble the computer which is part of the DocStar system.

PATENTS AND TRADEMARKS

         We have, along with our Authentidate subsidiary, four patents pending concerning the technology and one patent pending for business processes underlying the Authentidate product line and have registered the logos "DocStar" and "Authentidate" as trademarks. No assurance can be given that registration will be effective to protect our trademarks. We believe our tradenames and patents are material to our business.

SALES AND MARKETING

         Our products are primarily being distributed through a national dealer network and through a dealership we own in our local market area. We believe that we have achieved a national sales presence through national advertising, favorable reviews in industry publications, newspapers, magazines, press releases and other periodicals utilized by the document imaging industry. Moreover, we periodically offer direct mail and tele-marketing services to selected qualified dealers in their market area. Management intends to increase the number of dealer locations during the current fiscal year, although there can be no assurance we will be successful in such efforts.

         Our products are usually sold on credit terms or through a floor planning finance company (to qualified accounts), and are warranted against defects in materials and workmanship for a period of 13 months from purchase. We currently employ four regional sales directors to cover the significant markets of the country in addition to a national sales director. No customer or distributor accounted for more than 10% of our total revenue in the fiscal years ended June 30, 1999, 2000 or 2001.

COMPETITION

         The market for our products is rapidly changing and highly competitive. The competition is direct (i.e., companies that make similar products) and indirect (i.e., companies that participate in the market, but are not our direct competitors). We compete with major document imaging companies such as Digitech, Laserfiche and Optika. Many of our current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources, as well as a larger installed base, than us.

EMPLOYEES

         We employ 39 full-time employees including our executive officers. No employees are covered by a collective bargaining agreement, and we believe our employee relations are satisfactory.

GOVERNMENT REGULATION

         Compliance with federal, state, local, and foreign laws enacted for the protection of the environment has to date had no material effect upon our capital expenditures, earnings, or competitive position. Although we do not anticipate any material adverse effects in the future based on the nature of our operations and the thrust of such laws, no assurance can be given such laws, or any future laws enacted for the protection of the environment, will not have a material adverse effect on our business.

                           AUTHENTIDATE BUSINESS LINES

         We established our Authentidate, Inc. subsidiary to engage in a new business line of providing end users with a service which will (a) accept and store electronic files from networks and personal computers throughout the world and from different operating systems via the Internet; (b) time and date stamp those files using a secure clock; (c) allow users to transmit only the "secure codes" to Authentidate fileservers while maintaining the original within the customers "firewall"; and (d) allow users to prove authenticity of time, date and content of stored electronic documents.

         We established Authentidate Sports Edition, Inc., a joint venture between AHC and an investor with experience in the sports memorabilia industry during the last fiscal year. Authentidate Sports Edition was created to market Authentidate services to the sports memorabilia and collectibles industries.

         In March, 2000, AHC formed Authentidate International, AG, to develop the Authentidate Software in foreign languages and to market that product outside the Americas, Japan, Australia,

New Zealand and India. This entity is operated as a joint venture between AHC and a German company. AHC owns 39% of the joint venture.

         In March, 2001, AHC formed a subsidiary named WebCMN, Inc. which will use the Authentidate technology for processing Certificates of Medical Necessity for the medical equipment supplier industry. Through WebCMN, we intend to develop a service offering designed to enable users to accurately and efficiently process Certificates of Medical Necessity, which are required to be submitted by suppliers of medical devices in order to obtain insurance reimbursement for such products. The WebCMN service will be based on our proprietary Authentidate software and is currently in the development stage.

PRODUCTS

         The Authentidate product, marketed as the Enterprise Edition, was released for sale in May, 2001. We contemplate that product integration development work will be necessary for many applications or customers. We are in the process of selling this product and expect to record revenue during the first half of the fiscal year ending June 30, 2002.

RESEARCH AND DEVELOPMENT

         The Internet market is characterized by rapid technological change involving software, hardware and communication technologies. Our ability to be competitive depends upon our ability to anticipate and effectively react to technological change on the Internet as well as constantly changing market conditions for the evolving Internet market place. Current development efforts are directed to enhancing the current product and integrating this product into customer applications. We have a policy of capitalizing product development expenses and amortizing those expenses over the anticipated useful life. However, because of market uncertainty software development costs related to the Authentidate Retail Version were fully amortized during the fourth quarter of the year ended June 30, 2000. We have expensed $1,982,129 and $372,200 as product development expenses related to our Authentidate technology in the years ended June 30, 2001 and June 30, 2000, respectively.

DEVELOPMENT AND SUPPLIERS

         We initially retained an international consulting firm, Cap Gemini America, Inc., to develop the current product line. During the previous twelve months, we have assembled our own research and development staff. We have also retained AT&T, Inc., to maintain all hardware at an AT&T facility in New York, New York, from where the Authentidate product line will operate. We believe that there are sufficient alternative suppliers of these services.

PATENT AND TRADEMARKS

     Along with AHC, Authentidate has four patents pending concerning the technology and one patent pending regarding business processes, underlying the Authentidate product line and has registered the trademark "Authentidate" and has filed a motion with the United States Patent and Trademark Office to permit it to register the trademark "Authentigraph." No assurances can be given that the registration will be effective to protect our trademarks.

SALES AND MARKETING

         Authentidate markets the service directly to corporate accounts using a combination of direct sales and indirect sales. Authentidate also plans to market the product to application software companies to be included as an "added feature" in their products using the same sales model as corporate accounts. Authentidate expects to use a combination of terms, usage fees, flat fees and license fees.

COMPETITION

         This product concept is new and competition is currently limited. Authentidate may, however, experience competition from much larger Internet and software companies that have greater financial, technological and marketing resources than it does.

EMPLOYEES

         Currently, Authentidate has 24 employees. None of the employees of Authentidate are represented by a collective bargaining agreement. Authentidate believes that its employee relations are satisfactory.

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

PRODUCTS

         Network Integration

         The DJS network integration group designs, implements, installs, manages and supports enterprise networks with products from Novell, Microsoft, UNIX, Tricord, Synoptics, Compaq, Cisco and others.

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

COMPETITION

         DJS is one of the oldest and largest network and systems integrators in the Capital District of Albany, New York, and works on many diverse platforms. While management believes that no other computer company in the Albany, New York region offers the extensive services that DJS offers, competitors in computer sales, service and support in general, include Computerland,

Computers Etc., CompUSA, Entex and Ameridata. Some of our competitors may have significantly greater financial, technical and other resources than us.

EMPLOYEES

         DJS has 37 full-time staff members, including three (3) executive officers. None of the employees of DJS are represented by a collective bargaining agreement. DJS believes that its employee relations are good.

                              CAUTIONARY STATEMENTS

         As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution stockholders and investors that the following important factors, among others discussed throughout this Report on Form 10-K, in some cases have affected and in some cases could affect our actual results of operations and cause such results to differ materially from those anticipated in forward looking statements made herein.

IF WE CONTINUE TO FACE UNCERTAINTIES IN MARKETING OUR AUTHENTIDATE PRODUCT AND THE DOCSTAR SYSTEM, WE MAY CONTINUE TO LOSE MONEY.

         We incurred losses of $9,340,103, $5,274,043 and $3,166,488, respectively, for our fiscal years ended June 30, 2001, 2000 and 1999. We have incurred significant costs developing our Authentidate services. We will continue to incur these costs in the future as we attempt to increase market awareness and sales. Moreover, our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line and the competitive environment in which we operate. There can be no assurance that we will be able to achieve profitable operations in future operating periods.

WE HAVE LIMITED WORKING CAPITAL AND MAY NEED ADDITIONAL FUNDS TO FINANCE FUTURE OPERATIONS.

         Our capital requirements have been and will continue to be significant. We have been substantially dependent upon public offerings and private placements of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to promote and market the Authentidate product. Due to these expenditures, we have incurred significant losses to date. In the future, we may need additional funds from loans and/or the sale of equity securities to fully implement our business plans. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. In the event such funds are not available, we will be forced to reduce our current and proposed operations.

IF OUR PRODUCTS ARE NOT COMPETITIVE, OUR BUSINESS WILL SUFFER.

         AHC and its subsidiaries are engaged in the highly competitive businesses of manufacturing and distributing document imaging systems, the sale of Internet products, computer hardware and software as well as technical support services for such businesses. The document imaging business is competitive and we compete with major manufacturers. Many of these companies have substantially more experience, greater sales, as well as greater financial and distribution resources than do we. The most significant aspects of competition are the quality of products, including advanced capabilities, and price. There can be no assurance the Company can effectively continue to compete in the future.

         The Authentidate business is a new business line and the level of competition is unknown at this point in time. There can be no assurances, however, that Authentidate products will achieve market acceptance.

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

IF WE CANNOT CONTINUOUSLY ENHANCE OUR PRODUCTS IN RESPONSE TO RAPID CHANGES IN THE MARKET, OUR BUSINESS WILL BE HARMED.

         The software and computer software industries and Internet services industry are characterized by extensive research and development efforts which result in the frequent introduction of new products which render existing products obsolete. Our ability to compete successfully in the future will depend in large part on our ability to maintain a technically competent research and development staff and our ability to adapt to technological changes in the industry and enhance and improve existing products and successfully develop and market new products that meet the changing needs of our customers. Although we are dedicated to continued research and development of our products with a view towards offering products with the most advanced capabilities, there can be no assurance that we will be able to continue to develop new products on a regular basis which will be competitive with products offered by other manufacturers. At the present time, we do not have a targeted level of expenditures for research and development. We will evaluate all opportunities but believe the majority of our research and development will be devoted to enhancements of our existing products.

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

WE DO NOT HAVE PATENTS ON ALL THE TECHNOLOGY WE USE WHICH COULD HARM OUR COMPETITIVE POSITION.

         We do not currently hold any patents and the technology embodied in some of our current products cannot be patented. We have four patents pending for the innovative technology underlying the Authentidate business plan that can verify the authenticity of digital images by employing a secure clock to stamp the date and time on each image captured and have one patent pending concerning the associated business process. We have also registered as trademarks the logos "DocStar" and "Authentidate". We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file a patent application for any new products we may develop, to the extent any technology included in such products is patentable, if any. There can be no assurance that any patents in fact, will be issued or that such patents will be effective to protect our products from duplication by other manufacturers. In addition, there can be no assurance that any patents that may be issued will be effective to protect our products from duplication by other developers.

         Other companies operating within our business segment may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how. In addition, there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce our rights under any patent. Although we believe that the products we sell do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has or may occur. In the event that products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or obtain a license for the manufacture and/or sale of such products. There can be no assurance that, in such an event, we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. Moreover, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. In addition, if our products or proposed products are deemed to infringe upon the patents or proprietary rights of others, we could, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business.

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

IF WE LOSE OUR PRESIDENT, OUR BUSINESS WILL BE HARMED.

         Our success is largely dependent upon the services of our Chairman of the Board and President, John T. Botti. The loss of his services would have a material adverse affect on our business and prospects. We have entered into a three-year employment agreement with Mr. Botti expiring in January, 2003. We have obtained, for our benefit, "key man" life insurance in the amount of $1,000,000 on Mr. Botti's life.

SINCE WE HAVE NOT PAID DIVIDENDS ON OUR COMMON STOCK, YOU MAY NOT RECEIVE INCOME FROM AN INVESTMENT IN OUR COMMON STOCK.

         We have not paid any dividends on our Common Stock since our inception and do not contemplate or anticipate paying any dividends on our Common Stock in the foreseeable future. Earnings, if any, will be used to finance the development and expansion of our business.

IF OUR COMMON STOCK IS DELISTED FROM NASDAQ, LIQUIDITY IN OUR COMMON STOCK MAY BE AFFECTED.

         Our Common Stock is listed for trading on the Nasdaq National Market. In order to continue to be listed on Nasdaq, however, we must meet certain criteria, including one of the following:

         - maintaining $4,000,000 in net tangible assets, a minimum bid price of $1.00 per share and a market value of its public float of $5,000,000; or

         - having a market capitalization of at least $50,000,000, a minimum bid price of $5.00 per share and a market value of its public float of $15,000,000.

         On June 29, 2001, our closing bid price was $4.43. The dilution to our shareholders which could be caused by the widespread conversion of the Series B Preferred Stock could cause the per share value of our common stock to drop below the minimum bid of $1.00 required for continued listing. As of March 31, 2001, we had net tangible assets of approximately $11,800,000 and as of June 29, 2001 the market value of our public float was approximately $68,270,677.

         If in the future should we fail to meet Nasdaq maintenance criteria, our Common Stock may be delisted from Nasdaq, and trading, if any, in our securities would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities.

         Although we anticipate that our Common Stock will continue to be listed for trading on Nasdaq, if the Common Stock were to become delisted from trading on Nasdaq and the trading price of the Common Stock were to fall below $5.00 per share on the date the Common Stock was delisted, trading in such securities would also be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell their securities in the secondary market.

OUR SERIES B PREFERRED STOCK FINANCING MAY RESULT IN DILUTION TO OUR COMMON SHAREHOLDERS.

         Dilution of the per share value of our common shares could result from the conversion of most or all of the Series B Preferred Stock we sold in a private placement in October 1999. Holders of our Series B Preferred Stock may convert these shares into shares of our common stock at a conversion price of $1.875 beginning one year after the issuance of the Series B Preferred Stock. However, after three years from the closing, the conversion price is subject to a floating rate equal to the lower of $1.875 or the average of the closing bid and asked prices of our common stock for the immediately preceding ten consecutive trading days ending one day prior to the notice of conversion. As of the date of this Report on Form 10-K, there are 44,000 shares of Series B Preferred Stock outstanding.

         The following chart presents the maximum number of common shares issuable on conversion of the currently outstanding shares of Series B Preferred Stock based on different conversion rates. On March 5, 2001, the holder of 2,000 shares of Series B Preferred Stock elected to convert those shares into 26,667 shares of our Common Stock. In August, 2001, the holders of an aggregate of 4,000 shares of the Series B Preferred Stock converted those shares into 53,334 shares of our Common Stock. While we expect to issue a maximum of an additional 586,666 shares of common stock upon conversion of the Series B Preferred Stock until October 5, 2002, we could issue a significantly greater number of common shares upon conversion of the Series B Preferred Stock after October 5, 2002, when the floating conversion rate is triggered.

                                                                                          Percentage of Total
Conversion           Conversion                   Maximum Number of                     Shares of Common Stock
  Period                Rate                Shares of Common Stock Issuable                   Outstanding
  ------                ----                -------------------------------                   -----------
10/6/2000 -                $1.875                       586,666                                   3.6%
10/5/2002
10/6/2002 -                $1.875                       586,666                                   3.6%
10/6/2002 -                 $1.50                       733,333                                   4.5%
10/6/2002 -                 $1.00                     1,100,000                                   6.8%
10/6/2002 -                 $0.75                     1,466,666                                   9.1%

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

OUR SERIES C PREFERRED STOCK FINANCINGS MAY RESULT IN DILUTION TO OUR COMMON SHAREHOLDERS.

         Dilution of the per share value of our common shares could result from the conversion of most or all of the Series C Preferred Stock we sold in two transactions pursuant to Regulation S to non-U.S. entities in May, 2001. Holders of our Series C Preferred Stock may convert these shares into shares of our common stock at a fixed conversion price of $4.845 beginning at the earlier of one year after the issuance of the Series C Preferred Stock or upon the effectiveness of a registration statement covering such shares. In addition, the purchasers in these transactions received warrants to purchase such number of shares of our common stock as equals 10% of the number of shares issuable upon conversion of the Series C Preferred Stock, rounded up to the nearest 1,000 shares. The warrants may not be exercised until the earlier of one year from the date of issuance or upon the effectiveness of a registration statement covering the Common Stock underlying the warrants. As of the date of this Report on Form 10-K, we issued 5,500 shares of Series C Preferred Stock which are convertible into an aggregate of 1,135,191 shares of Common Stock and 114,000 warrants.

SINCE THE HOLDER OF OUR OUTSTANDING SERIES A PREFERRED STOCK CONTROL OUR BOARD OF DIRECTORS, OTHER SHAREHOLDERS MAY NOT BE ABLE TO INFLUENCE OUR DIRECTION.

         Our Certificate of Incorporation authorizes our Board of Directors to issue up to 5,000,000 shares of Preferred Stock, from time to time, in one or more series. The Board of Directors is authorized, without further approval of the stockholders, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each new series of Preferred Stock. We previously established 200 shares of Series A Preferred Stock which are owned by John Botti and Ira Whitman, our founders and officers. Currently there are only 100 shares of Series A Preferred Stock outstanding, all of which are owned by Mr. Botti. The Series A Preferred Stock entitles the holders to elect a majority of the Board of Directors. The existence of such stock could adversely affect the voting power of the holders of Common Stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for the Common Stock at a premium, or otherwise adversely affect the market price of the Common Stock. In connection with our recent sale of Series C Preferred Stock, the holder of the Series A Preferred Stock agreed not to exercise these rights unless we are current in meeting our dividend obligations and the shares of Common Stock issuable upon conversion or payable as dividends are not restricted from public distribution in the United States. There are currently outstanding 5,500 shares of our Series C Preferred Stock. In addition, we issued 50,000 shares of our Series B Preferred Stock in our October, 1999 private offering, of which 44,000 shares are currently outstanding.

WE HAVE SOLD RESTRICTED SHARES WHICH MAY DEPRESS OUR STOCK PRICE WHEN IT IS SELLABLE UNDER RULE 144.

         Approximately 2,524,818 shares of Common Stock currently outstanding may be deemed "restricted securities" as that term is defined under the Securities Act of 1933 (the "Act"), and in the future, may be sold pursuant to a registration under the Act, in compliance with Rule 144 under the Act, or pursuant to another exemption therefrom. Rule 144 provides, that, in general, a person holding restricted securities for a period of one year may, every three months thereafter, sell in brokerage transactions an amount of shares which does not exceed the greater of one percent of our then outstanding Common Stock or the average weekly trading volume of the Common Stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitations by a person who is not an affiliate of ours and was not an affiliate at any time during the 90 day period prior to sale and who has satisfied a two year holding period. Sales of our Common Stock by certain present stockholders under Rule 144 may, in the future, have a depressive effect on the market price of our securities. In addition, the sale of shares by officers and directors and other affiliated shareholders, may also have a depressive effect on the market for our securities.

OUR OUTSTANDING OPTIONS AND WARRANTS MAY DEPRESS OUR STOCK PRICE.

         As of June 30, 2001, there were outstanding stock options to purchase an aggregate of 4,324,705 shares of Common Stock at exercise prices ranging from $0.84 to $11.25 per share, not all of which are immediately exercisable. As of June 30, 2001, there were outstanding immediately exercisable warrants to purchase an aggregate of 2,908,450 shares of Common Stock at exercise prices ranging from $1.37 to $13.04 per share. In addition, there are currently outstanding 44,000 shares of our Series B Preferred Stock, which are currently convertible into an aggregate of 586,666 Shares of Common Stock and 5,500 shares of our Series C Preferred Stock, which is convertible into an aggregate of 1,135,191 shares of Common Stock. To the extent that outstanding stock options and warrants are exercised or the Series B and Series C Preferred Stock is converted, dilution to our shareholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options and warrants can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by the outstanding options, warrants and preferred stock.

IF WE CANNOT OFFSET FUTURE TAXABLE INCOME OUR TAX LIABILITIES WILL INCREASE.

         At June 30, 2001, the date of our most recent fiscal year end, we had net operating loss carryforwards ("NOLS") for federal income tax purposes of approximately $28,100,000 available to offset future taxable income. Under
Section 382 of the Internal Revenue Code of 1986, as amended, utilization of prior NOLS is limited after an ownership change, as defined in Section 382, to an annual amount equal to the value of the corporation's outstanding stock immediately before the date of the ownership change multiplied by the federal long-term exempt tax rate. Use of our NOLS could also be limited as a result of grants of stock options under stock option plans and other events. In the event we achieve profitable operations, any significant limitation on the utilization of NOLS would have the effect of increasing our current tax liability.

ITEM 2.  DESCRIPTION OF PROPERTIES

         Our executive offices and production facilities are located at 2165 Technology Drive, Schenectady, New York 12308. We own the 26,000 square foot building, subject to a mortgage in the amount of $1,350,000.

         A New York State agency awarded us a $1,000,000 grant to build this facility. The grant includes several requirements concerning our business and the number of individuals employed. If these requirements are not fulfilled, we will be required to repay all or a portion of the grant to New York State.

         The executive offices of our Authentidate subsidiary are located at 2 World Financial Center, 43rd Floor, New York, New York 10281. Authentidate leases approximately 5,870 square feet pursuant to an underlease entered into in October, 2000. The lease term expires on March 29, 2006. Authentidate pays an annual rent of $278,825 for the first 33 months of the lease term and will pay an annual rent of $308,175 for the balance of the lease term. Due to the events of September 11, 2001, the office space is not currently tenantable. Authentidate is in the process of relocating to alternative offices. The Authentidate Web hosting site is maintained by AT&T and was not affected by these events and remains fully operational and generating revenue.

ITEM 3.  LEGAL PROCEEDINGS

         We are the defendant in a third party complaint filed by Shore Venture Group, LLC in Federal District Court in Pennsylvania. Shore Venture is the defendant in an action commenced by Berwyn Capital. The third party complaint alleges a claim for breach of contract and seeks indemnification. We moved to dismiss the third party complaint and the motion is currently pending before the Court. Management believes that the claim will not have a material adverse impact on our financial condition, results of operations, or cash flows.

         We have also been advised of a claim by Shore Venture Group concerning additional shares of the Common Stock of our subsidiary, Authentidate, Inc. We are conducting settlement negotiations with Shore Venture and believe that the claim will not have a material adverse impact on our financial condition, results of operations, or cash flows.

         We are engaged in no other litigation the effect of which would be anticipated to have a material adverse impact on our financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Upon the effectiveness of our public offering on May 13, 1992, our Common Stock commenced trading in the over-the-counter market and was listed on the SmallCap Market of the Nasdaq Stock Market ("NASDAQ") under the symbol "BTWS." On August 11, 1994, the Common Stock commenced trading on the Boston Stock Exchange under the symbol BTW. On June 25, 1996, we withdrew our listing on the Boston Stock Exchange. On April 24, 1996, our Common Stock commenced trading on the Pacific Stock Exchange. In April, 2000 we commenced trading on the National Market of the NASDAQ. On February 2, 2001, we withdrew our listing on the Pacific Stock Exchange. Our Common Stock currently trades under the symbol "ADAT."

         The following is the range of high and low closing prices for our Common Stock on the Nasdaq National Market for the periods indicated below:

                                                                                   High              Low
                                                                                   ----              ---
Common Stock

Fiscal Year 2001
1st Quarter....................................................................... $6.688            $3.875
2nd Quarter....................................................................... $6.0625           $3.25
3rd Quarter....................................................................... $5.375            $2.938
4th Quarter....................................................................... $6.31             $3.93

Fiscal Year 2000
1st Quarter....................................................................... $1.46875          $.875
2nd Quarter....................................................................... $19.875           $1.125
3rd Quarter....................................................................... $18.25            $11.25
4th Quarter....................................................................... $13.6875          $5.875

Fiscal Year 1999
1st Quarter....................................................................... $1.50             $0.875
2nd Quarter....................................................................... $1.875            $0.4941
3rd Quarter....................................................................... $1.625            $0.875
4th Quarter....................................................................... $1.50             $0.9375

         The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs, or commissions, and do not necessarily represent actual transactions.

         As of September 20, 2001, there were approximately 409 holders of record of our Common Stock. We believe there are more than 500 beneficial holders of our Common Stock.

DIVIDEND POLICY

         We have not paid any dividends upon our Common Stock since our inception. We do not expect to pay any dividends upon our Common Stock in the foreseeable future and plan to retain earnings, if any, to finance the development and expansion of our business. Further, our Certificate of Incorporation authorizes our Board of Directors to issue Preferred Stock with a preferential right to dividends. We are obligated to pay dividends on certain of our outstanding shares of preferred stock as follows:

- 44,000 shares of our Series B Preferred Stock which have the right to receive dividends equal to an annual rate of 10% of the issue price payable on a semi-annual basis; and

- 5,500 shares of our Series C Preferred Stock which have the right to receive dividends equal to 4% of the issue price on an annual basis payable in either cash or shares of our Common Stock, at our discretion.

SALES OF UNREGISTERED SECURITIES

         At the annual meeting of shareholders held on March 23, 2001, our shareholders approved our proposal to acquire the outstanding minority interests of our Authentidate, Inc. subsidiary in exchange for securities of our company on a 1.5249:1 basis. This proposal was also recommended to our shareholders in connection with the decision of our Board of Directors to focus on our Authentidate business line. As of the date of this Form 10-K, security holders owning an aggregate of 601,750 shares of Common Stock and an aggregate of 616,623 options and warrants of Authentidate, Inc. have accepted the exchange offer and we have issued an aggregate of 917,608 shares of our Common Stock and 940,289 options and warrants to these security holders. The transactions pursuant to which the securities were issued were exempt from registration under the Section 4(2) of the Securities Act of 1933, as amended.

         In May, 2001 we consummated two financings under Regulation S, which resulted in our receipt of an aggregate of $5,500,000 in gross proceeds. In these transactions we sold a total of 5,500 shares of our newly created Series C Convertible Preferred Stock and warrants to purchase 114,000 shares of our Common Stock. The Series C Preferred Stock is convertible into Common Stock at a conversion price of $4.845 per share and the warrants are exercisable at $4.845 per share for a period of five years from the date of issuance. The conversion price is not subject to any resets or adjustment for changes in the market price of our Common Stock. The Series C Preferred Stock also pays an annual 4% dividend, payable in cash or stock at our election, until conversion or redemption. We initially reported these financings on our Form 10-Q for the quarter ended March 31, 2001 and additional information regarding these transactions is located elsewhere in this Form 10-K under the headings "Description of Business - General Business Developments During the Previous Fiscal Year" and "Management's Discussion and Analysis - Liquidity and Capital Resources."

         We received approximately an aggregate of $5,200,000 in net proceeds after payment of commissions and expenses. The proceeds of these transactions will be used to increase the business development, marketing and sales efforts for the Authentidate services, along with general working capital needs of the Company.

         The transactions were completed under Regulation S of the Securities Act of 1933, as amended, and the securities sold in the offering are deemed restricted securities under Regulation S. Accordingly these securities may not be sold or transferred in the United States for a period of one year, except pursuant to registration under the Securities Act or an exemption therefrom. We have agreed to register for resale the shares of Common Stock which may be:

-        issued upon the conversion of the Series C Preferred Stock;

-        paid as dividends on the Series C Preferred Stock; and

-        issued upon the exercise of the warrants.

ITEM 6.           SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and "Managements' Discussion and Analysis of Financial Condition and Results of Operations."

                                                                          YEAR ENDED JUNE 30,
                                 ----------------------------------------------------------------------------------------------
                                     2001               2000               1999                  1998                  1997
                                 ------------       ------------       ------------          ------------          ------------
STATEMENT OF OPERATIONS
DATA:

Net Sales                        $ 17,860,544       $ 15,289,738       $ 17,094,765          $ 33,755,625          $ 53,109,469
Gross Profit                        4,710,743          3,365,157          5,615,468             8,092,566            10,006,736
Net (Loss)/Net Income              (9,340,103)        (5,274,043)        (3,166,488)           (5,464,059)           (2,143,159)
Basic and Diluted
Net(Loss)/Net Income
Per Common Share                        (0.63)             (0.49)             (0.43)                (0.74)                (0.30)

BALANCE SHEET DATA:

Current Assets                     13,524,429         15,232,894          9,857,681            12,138,995            13,622,171
Current Liabilities                 4,004,905          1,809,264          6,225,966             4,789,896             7,730,498
Working Capital                     9,519,524         13,423,630          3,631,715             7,349,099             5,891,673
Total Assets                       25,867,905         21,128,335         14,484,984            14,708,454            18,924,765
Total Long Term Liabilities         2,325,168          2,351,253          5,327,901(1)          3,975,000(2)              1,297
Stockholders' Equity               19,537,832         16,967,818          3,335,705             6,478,226            11,192,970

--------------------
(1)      Long-term liabilities excluding discount of $404,588.
(2)      Long-term liabilities excluding discount of $534,668.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

         We are involved in the development of security software technology, document imaging products and systems integration services and products. Our products include DocStar document imaging products, the Authentidate Enterprise Edition and system integration services and products through our DJS subsidiary. Revenues during the current fiscal have been primarily derived from systems integration services and products and sales of our document imaging products.

         In March 1996, we acquired DJS, a system integrator, and computer reseller in Albany, New York. DJS is an authorized sales and support provider for Novell, Microsoft Solutions and Lotus Notes. We established our Authentidate subsidiary during the fiscal year ended June 30, 2000 to engage in the business of providing end users with a service providing for the storage, confirmation and authentication of electronic data and images. The Authentidate product was released for sale in May, 2001. We contemplate that product integration development work will be necessary for each application or customer. We are in the process of selling this product and expect to record revenue during the first half of the fiscal year ending June 30, 2002.

         During our most recent fiscal year, we established Authentidate Sports Edition, Inc., to develop an application of our Authentidate technology to the field of signature authentication relating to sports memorabilia and entertainment collectibles. We also organized WebCMN, Inc. during the fiscal year ended June 30, 2001 in order to develop a business model to apply the Authentidate technology to the medical supply business relating to the automation and processing of Certificates of Medical Necessity.

         We held our annual meeting of shareholders on March 23, 2001. At the meeting our shareholders approved the proposal to change our name from Bitwise Designs, Inc. to Authentidate Holding Corp. This name change was recommended by our Board of Directors in connection with the Board's decision to focus on developing our Authentidate business line. The name change became effective March 23, 2001 and our trading symbol on the Nasdaq National Market was changed from BTWS to ADAT on March 28, 2001.

         At the annual meeting, our shareholders also approved the proposal to acquire the outstanding minority interests of our Authentidate, Inc. subsidiary in exchange for securities of our company on a 1.5249:1 basis. This proposal was also recommended to our shareholders in connection with the decision of our Board of Directors to focus on our Authentidate business line.

         The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes contained elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

Fiscal Year 2001 Compared to Fiscal Year 2000

         We realized a consolidated net loss of $9,340,103 ($.63 per share) and $5,274,043 ($.49 per share) for the fiscal years ended June 30, 2001 and 2000, respectively. Consolidated net sales totaled $17,860,544 and $15,289,738 for the fiscal years ended June 30, 2001 and 2000, respectively.

         The sales increase is due to an increase in sales from our DJS Marketing, Inc. (DJS) subsidiary where sales increased by 20% from $9,699,764 to $11,620,407. The sales increase is also due to improved sales in the DocStar Division where sales increased 12% from $5,589,830 to $6,239,579. The Authentidate subsidiary has not recognized significant sales through June 2001.

         The consolidated net loss increase is mainly attributable to losses incurred by our Authentidate subsidiary. Please see footnote 16, "Segment Reporting" in the consolidated financial statements. The segment profit for DJS improved from $231,357 to $385,283 and the segment loss for DocStar decreased significantly from $1,177,239 to $295,680. The Authentidate subsidiary incurred significant selling, general and administrative expenses in the process of building a team of experienced managers and professionals. Major expenses include compensation and benefits, professional fees, public relations, amortization, rent, advertising and marketing. Authentidate expects to start generating revenue during the first half of the fiscal year ending June 30, 2002. Corporate expenses also increased mainly due to non cash compensation expenses resulting from the conversion of Authentidate, Inc. common shares into Authentidate Holding Corp. common shares.

         Consolidated gross profit for the fiscal years ending June 30 ,2001 and 2000 was $4,710,743 and $3,365,157, respectively. This increase is due to the sales increase of DocStar and DJS discussed above. The consolidated profit margin was 26% and 22% for the years ending June 30, 2001 and 2000, respectively. Gross profit margin is defined as gross profit as a percentage of sales. The increase in gross profit margin is due to DocStar which realized a gross profit margin of 39% for the current fiscal year compared to 26% last year. The increase is due to sales volume increases, cost reductions and fewer sales discounts compared to 2000.

            Selling, general and administrative expenses (S,G&A) consist of all other of our expenses except product development expenses and interest. S,G&A expenses amounted to $11,950,719 and $8,016,192 for the twelve months ended June 30, 2001 and 2000, respectively. The increase is mainly due to Authentidate which has been building a staff for several months and incurred significant payroll, consulting, selling and advertising expenses. DJS S,G&A expenses increased during the same period as selling expenses increased as a result of an increase in sales. DocStar S,G&A expenses remained about the same. The parent company also incurred a corporate non-cash expense of $862,934 for stock compensation expense as a result of the stock conversion to Authentidate Holding Corp. As a percentage of sales, S,G&A costs were 67% and 52% for the years ended June 30, 2001 and 2000, respectively.

         Interest expense was $124,816 and $299,994 for the years ended June 30, 2001 and 2000, respectively. The decrease is due to the conversion of convertible debt to common stock and the payoff of our line of credit during the prior fiscal year.

         Product development expenses, excluding capitalized costs and including amortization of capitalized costs, relate to software development for Authentidate and for DocStar. These costs totaled $2,255,284 and $665,533 for the years ended June 30, 2001 and 2000, respectively. The increase is due to product development of the Authentidate software product. We have a policy of capitalizing qualified software development costs after technical feasibility has been established and amortizing those costs over three years as product development expense.

Fiscal Year 2000 Compared to Fiscal Year 1999

         We realized a consolidated net loss of $5,274,043 ($.49 per share) compared to a consolidated net loss of $3,166,488 ($.43 per share) for the fiscal years ended June 30, 2000 and 1999, respectively. Consolidated net sales totaled $15,289,738 and $17,094,765 for the fiscal years ended June 30, 2000 and 1999, respectively.

         The consolidated sales decrease is due to a decrease in sales of the DocStar product line for the year ended June 30, 2000 to $5,589,830, compared to $7,674,451 for the year ended June 30, 1999. Sales for DJS increased from $9,536,994 for the fiscal year ended June 30, 1999 to $9,949,707 for the fiscal year ended June 30, 2000.

         Our net loss increase is due to losses incurred by our new subsidiary, Authentidate, Inc., which incurred significant development, marketing and start-up costs. Even though the sales of the DocStar product line decreased, our operating loss decreased substantially, as we instituted cost cutting measures in an effort to reduce the breakeven point. DJS operating profits decreased slightly due to competitive pressures.

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

         Selling, general and administrative expenses (S,G&A) consist of all other of our expenses except product development costs and interest. S,G&A expenses amounted to $8,016,192 and $7,765,234 for the fiscal years ended June 30, 2000 and 1999, respectively. S,G&A expenses increased as a result of Authentidate marketing and general start-up costs.

         As a percentage of sales, S,G&A costs increased from 45.4% in 1999 to 52.4% in 2000 as a result of Authentidate's S,G&A expenditures.

         Interest expense totaled $299,994 and $630,396 for fiscal years ended June 30, 2000 and 1999, respectively. The decrease is due to the conversion of long-term debt to equity and the payoff of our line of credit. Interest rates increased during the fiscal year ended June 30, 2000 compared to the prior year.

         Product development expenses, excluding capitalized costs and including amortization of capitalized costs relate to software development for the DocStar, Authentidate and Authentigraph product lines. These costs increased from $248,801 to $665,533 for the fiscal years ended June 30, 1999 and 2000, respectively. We have a policy of capitalizing qualified software development costs and amortizing those costs over three years as product development expense.

Fourth Quarter Adjustments

         During the fourth quarter of 1999, we recorded an adjustment increasing our net loss for sales made with the right of return by approximately $1,350,000 for which income will not be recognized until sale of the product by the customer. Additionally, a reserve of approximately $186,000 was recorded for claims arising from the sale of SST.

Fiscal Year 1999 Compared to Fiscal Year 1998

         We realized a consolidated net loss of $3,166,488 ($.43 per share) compared to a consolidated net loss of $5,464,059 ($.74 per share) for the fiscal years ended June 30, 1999 and 1998, respectively. Consolidated net sales totaled $17,094,765 and $33,755,625 for the fiscal years ended June 30, 1999 and 1998, respectively.

         The consolidated sales decrease is due to the sale of one of our subsidiaries, System Solutions Technology, Inc. (SST) in June 1998 and reductions in DocStar sales. SST had sales of $13,915,029 for the fiscal year ended June 30, 1998. Our sales of the DocStar product line were $7,674,451 and $9,002,203 for fiscal years ended June 30, 1999 and 1998, respectively. In addition, We had returnable sales of $3,829,052 which were not recognized as sales. These returnable sales will be recognized when the customers accept the sales as final. Our subsidiary DJS Marketing Group, Inc. (DJS) sales were $9,536,994 and $11,219,497 for the fiscal years ended June 30, 1999 and 1998, respectively.

         Our net loss improvement was due to a combination of a reduction in our operating costs and increase in profits from DJS. DJS realized a reduction in sales, however profits increased due to an increase in gross profit margins as DJS shifted its business from hardware sales to a business model that produced more service revenue such as network and Internet services in addition to hardware sales. DJS was also able to reduce operating costs.

         Consolidated gross profit for the fiscal years ended June 30, 1999 and 1998 was $5,615,468 and $8,092,566, respectively. This reduction is mainly due to the sale of SST in June 1998. The consolidated profit margin was 32.8% and 24.0% for the fiscal years ended June 30, 1999 and 1998, respectively. Gross profit margin is defined as gross profit as a percentage of sales. The increase in gross profit margin is due to the sale of SST. AHC and our DocStar product have significantly higher gross profit margins than products and services provided by both SST and DJS.

         Selling, general and administrative expenses (S,G&A) consist of all other of our expenses except product development costs and interest. S,G&A expenses amounted to $7,765,234 and $12,251,515 for the fiscal years ended June 30, 1999 and 1998, respectively. S,G&A expenses decreased as a result of the sale of SST, which incurred S,G&A expenses of $2,891,409 for the fiscal year ended June 30, 1998. The remainder of the decrease is due to cost cutting by AHC and DJS.

         As a percentage of sales, S,G&A costs increased from 36.3% in 1998 to 45.4% in 1999. This increase is due to the sale of SST. We historically have had higher S,G&A expenses than any of the subsidiary companies because of our organization structure which includes sales, training and service personnel stationed around the country to serve the national dealer network. This has resulted in high payroll and travel and living expenses. In addition, we incur significant advertising and marketing costs to market DocStar nationally. The subsidiaries typically sell in a localized area and only employ personnel in their local region and incur minimal advertising and marketing costs.

         Interest expense totaled $630,396 and $939,595 for fiscal years ended June 30, 1999 and 1998, respectively. The decrease is due to the sale of SST which incurred $202,198 of interest expense during the fiscal year ended June 30, 1998. The decrease was also due to lower borrowing levels for DJS offset by higher borrowing levels for AHC. Interest rates decreased during the fiscal year ended June 30, 1999 compared to the prior year.

         Product development expenses, excluding capitalized costs and including amortization of capitalized costs relate to software development for the DocStar product line incurred by AHC. These costs increased from $230,652 to $248,801 for the fiscal years ended June 30, 1998 and 1999, respectively. We have a policy of capitalizing qualified software development costs and amortizing those costs over three years as product development expense.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of all long-term debt at June 30, 2001 totaled $1,350,441 all of which relates to a mortgage loan on our principle office located in Schenectady, New York.

         Our DJS subsidiary used a wholesale inventory line of credit during the year to fund inventory purchases. This line was terminated by the lender and DJS paid it off in full prior to June 30, 2001. DJS has secured additional credit limits from its vendors and is not expected to be affected by the elimination of this wholesale inventory facility which had a limit of $625,000.

         Property, plant and equipment expenditures totaled $893,181 and capitalized software development expenditures totaled $2,764,678 for the twelve months ended June 30, 2001. There are no significant purchase commitments outstanding.

         We previously disclosed in our Supplement to the Proxy Statement dated March 13, 2001, that we received notice of a potential claim from a minority shareholder of Authentidate, Inc. relative to the conversion of Authentidate, Inc. stock into Authentidate Holding Corp. stock. We dispute these claims and will vigorously oppose them and we will assert various counter-claims in any such action. However, in the event that we are unsuccessful in any proceeding commenced to adjudicate this issue, then we may be required to issue additional shares of our common stock and may record a non-cash expense, the amount of which cannot be presently estimated.

         Our cash balance at June 30, 2001 was $9,040,466 and total assets were $25,867,905. We believe existing cash and short-term investments should be sufficient to meet our operating requirements for the next twelve months. However, we intend to spend significant effort and resources (monetary and otherwise) to expand the Authentidate business and may seek to obtain additional equity financing to accelerate that expansion.

         At our annual meeting of shareholders, held on March 23, 2001, our shareholders approved a proposal to acquire the outstanding minority interests of our Authentidate, Inc. subsidiary in exchange for securities of our company on a 1.5249:1 basis. This proposal was also recommended to our shareholders in connection with the decision of our Board of Directors to focus on our Authentidate business line. Security holders owning an aggregate of 601,750 shares of Common Stock and an aggregate of 616,623 options and warrants of Authentidate, Inc. have accepted the exchange offer and we have issued an aggregate of 917,608 shares of our Common Stock and 940,289 options and warrants to these security holders.

         In May, 2001 we consummated two financings under Regulation S, which resulted in our receipt of an aggregate of $5,500,000 in gross proceeds. In these transactions we sold a total of 5,500 shares of our newly created Series C Convertible Preferred Stock and warrants to purchase 114,000 shares of our Common Stock. The Series C Preferred Stock is convertible into Common Stock at a conversion price of $4.845 per share and the warrants are exercisable at $4.845 per share for a period of five years from the date of issuance. The conversion price is not subject to any resets or adjustment for changes in the market price of our Common Stock. The Series C Preferred Stock also pays an annual 4% dividend, payable in cash or stock at our election, until conversion or redemption.

         We received approximately an aggregate of $5,200,000 in net proceeds after payment of commissions and expenses. The proceeds of these transactions will be used to increase the business development, marketing and sales efforts for the Authentidate services, along with general working capital needs of the Company.

         The transactions were completed under Regulation S of the Securities Act of 1933, as amended, and the securities sold in the offering are deemed restricted securities under Regulation S. Accordingly these securities may not be sold or transferred in the United States for a period of one year, except pursuant to registration under the Securities Act or an exemption therefrom. We have agreed to register for resale, within 180 days from the closing, the shares of Common Stock which may be:

-        issued upon the conversion of the Series C Preferred Stock;
-        paid as dividends on the Series C Preferred Stock; and
-        issued upon the exercise of the warrants.

         In October and November 1999, we Company completed three private equity offerings for approximately $2,100,000 (approximately $1,900,000 after expenses). The investment was structured as follows. In the first offering we sold 740,000 units for $740,000, each unit consisting of two shares of common stock and two Series B Common Stock Purchase Warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.375 for five years.

         In the second offering we sold 50,000 shares of Series B Convertible Cumulative Preferred Stock for $1,250,000. Dividends on the Series B Preferred Shares are payable at the rate of 10% per annum, semi-annually. Each of the shares of the Series B Preferred Stock is convertible into such number of shares of our common stock as shall equal $25 divided by the conversion price of $1.875 per shares, subject to adjustment in certain circumstances.

          In November 1999, we completed the third offering by selling a 20% interest for $100,000 in its new subsidiary, Authentidate, Inc. In addition, we issued to the purchasers 999,999 Series C Common Stock Purchase Warrants. The Series C Warrants are divided into three classes of 333,333 warrants per class which have varying exercise prices, starting at $1.50 per common share and increasing over time to $3.75 after the effectiveness of a registration statement covering the underlying shares, subject to adjustment for stock splits and corporate reorganizations. The registration statement was declared effective by the Commission on February 14, 2000.

         In March 2000, Authentidate formed a joint venture known as Authentidate International Holdings, AG, with a German company, Windhorst New Technologies, Agi.G.,to market Authentidate in countries outside of the Americas, Japan, Australia, New Zealand and India. Authentidate retained the rights to market the service in these territories. We invested DM 250,000, which is equal to approximately $124,000 and also granted a license of the Authentidate technology to the joint venture vehicle. Additionally, we issued 250,000 Common Stock Purchase Warrants to Windhorst in connection with the joint venture. Windhorst contributed DM 3,000,000 to the joint venture. Authentidate, Inc. owns 39% of the joint venture and Windhorst owns 60% of the joint venture. The joint venture will be accounted for under the equity method of accounting by Authentidate.

EFFECTS OF INFLATION AND CHANGING PRICES

         The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us. However, price deflation in the major categories of components we purchase has been substantial and is anticipated to continue through fiscal 2001. Typically, new components such as new generations of microprocessors and new optical disk drive technologies etc. are introduced at premium prices, by its vendors. During this period, we earn lower margins on our products. As the life cycle progresses competitive pressures could force vendor prices down and thus improve our profit margins. We do not believe that competitive pressures will require us to lower our DocStar selling price. Because much of DJS's business is service-related, price deflation has less of an impact on DJS's profits.

NEW ACCOUNTING STANDARDS

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. We have applied the applicable provisions of FIN 44, which did not have a material effect on our financial condition, results of operations or cash flows.

         On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. We do not expect the adoption of this Standard to have a material effect on our financial condition, results of operations or cash flows.

         One June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. We plan to adopt SFAS No. 142 effective July 1, 2001. We are currently assessing, but have not yet determined the entire impact of SFAS 142 on our financial position, results of operations or cash flows.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not believe that any of our financial instruments have significant risk associated with market sensitivity. We are not exposed to financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The Financial Statements and Supplementary Data Schedule are annexed hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

         Our executive officers and directors are as follows:

                NAME                        AGE      OFFICE
                ----                        ---      ------
         John T. Botti                      38       President, Chief Executive Officer and Chairman of
                                                     the Board

         Robert Van Naarden                 54       Director and Chief Executive Officer of Authentidate,
                                                     Inc.

         Ira C.  Whitman                    38       Senior Vice-President--Research and Development,
                                                     Secretary and Director

         Steven A. Kriegsman                58       Director

         J. Edward Sheridan                 64       Director

         Charles C. Johnston                65       Director

         Dennis H. Bunt                     47       Chief Financial Officer

         Thomas Franceski                   37       Vice President, Technology Products Group and
                                                     President, DJS Marketing and DocStar division.

         All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are elected annually by, and serve at the discretion of, the Board of Directors. There are no familial relationships between or among any of our officers or directors.

         In connection with our private placement through Whale Securities Co., L.P. ("Whale"), completed in December 1995, we granted Whale the right to nominate one person to our Board of Directors, or in the alternative, a person to attend meetings of the Board of Directors. Whale has selected Steven Kriegsman as its representative on the Board.

         John T. Botti, a co-founder, has served as President, Chief Executive Officer and Director since our incorporation in August 1985. Mr. Botti graduated from Rensselaer Polytechnic Institute ("RPI") with a B.S. degree in electrical engineering in 1994 with a concentration in computer systems design and in 1996 earned a Master of Business Administration degree from RPI.

         Robert Van Naarden joined AHC in July 2000. Mr. Van Naarden has more than 34 years experience in general management, marketing, sales and engineering with computer related companies. Most recently he was Vice President of Sales, Marketing, Business Development and Professional Services with Sensar, Inc. He has also held senior positions with Netframe, Firepower Systems, Supermac Technology and Digital. Mr. Van Naarden was also a founder of Stardent and Convergent Technologies. He has a M.S. in Electrical Engineering from Northeastern University and a B.S. in Physics from the University of Pittsburgh.

         Ira C. Whitman, a co-founder, is Senior Vice-President of Research and Development and a Director of AHC since our incorporation in August 1985. Mr. Whitman graduated from RPI in 1984 with a B.S. in Computer and Systems Engineering and in 1990 he earned a Masters in Engineering from RPI.

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

         Dennis H. Bunt has been our Chief Financial Officer since September 1992. Mr. Bunt has more than 25 years of financial management experience, primarily with high-technology companies, including Mechanical Technology, Inc. and General Electric. Mr. Bunt is a certified public accountant and worked for the Boston office of KPMG Peat Marwick from 1976 to 1979. Mr. Bunt received his M.B.A. from Babson College in 1979 and received his B.S. in Accounting from Bentley College in 1976.

         Thomas Franceski was a founder of DJS Marketing Group in 1993 and has served as President and Chief Financial Officer since its acquisition by Authentidate Holding Corp. in 1996. Prior to joining DJS, Mr. Franceski served as Chief Financial Officer of Automated Dynamics Corp., a technology based company focused on materials science technologies where his responsibilities were capital acquisition and operations. Mr. Franceski holds a B.S. degree from LeMoyne College and began his career with KPMG Peat Marwick.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has three Committees: Audit, Compensation and Executive Committee.

         Audit Committee. The members of the Audit Committee are J. Edward Sheridan, Steven Kriegsman and Charles Johnston. The Audit Committee acts to:
(i) acquire a complete understanding of our audit functions; (ii) review with management the finances, financial condition and our interim financial statements; (iii) review with our independent auditors the year-end financial statements; and (iv) review implementation with the independent auditors and management any action recommended by the independent auditors. During the fiscal year ended June 30, 2001, the Audit Committee met on one occasion.

         Executive Committee. The members of the Executive Committee are John Botti and Ira C. Whitman. The Executive Committee has all of the powers of the Board of Directors except it may not; (i) amend the Certificate of Incorporation or Bylaws; (ii) enter into agreements to borrow money in excess of $250,000;
(iii) to grant security interests to secure obligations of more than $250,000;
(iv) authorize private placements or public offerings of our securities; (v) authorize the acquisition of any major assets or business or change our business; or (vi) authorize any employment agreements in excess of $75,000. The Executive Committee meets when actions must be approved in an expedient manner and a meeting of the Board of Directors cannot be convened. During Fiscal 2001, the Executive Committee did not deem it necessary to meet but voted by unanimous written consent on two occasions.

         Compensation Committee. The members of the Compensation Committee are Steven Kriegsman, J. Edward Sheridan and Charles C. Johnston. The Compensation Committee functions include administration of our 2000 Employee Stock Option Plan, 1992 Employee Stock Option Plan and Non-Executive Director Stock Option Plan and negotiation and review of all employment agreements of our executive officers. During the fiscal year ended June 30, 2001, the Compensation Committee held no meetings and voted by unanimous written consent on one occasion.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee and the Board of Directors have established the following ongoing principles and objectives for determining the compensation of our executive officers:

- provide compensation opportunities that will help attract, motivate and retain highly motivated qualified managers and executives.

- link executive total compensation to our performance and individual job performance.

- provide a balance between incentives based upon annual business achievements and longer term incentives linked to increases in shareholder value.

         During the last fiscal year, the compensation of the Chief Executive Officer of Authentidate, Inc. was reviewed and approved by the Compensation Committee in connection with the Compensation Committee's approval of the terms of the employment agreement entered into with Mr. Van Naarden in July, 2000. Similarly, the Compensation Committee reviewed and approved the approved the compensation terms offered to our Chief Financial Officer in connection with the employment agreement entered into between AHC and Mr. Bunt in October, 2000. Compensation paid to our Chief Executive Officer and Chief Technology Officer during the fiscal year ended June 30, 2001 was pursuant to the employment agreements entered into by such officers during the fiscal year ended June 30, 2000 and was reviewed and approved by the Compensation Committee at that time.

         The Compensation Committee authorized the grant of stock options to our Chief Executive Officer and Chief Technology Officer and to the Chief Executive Officer of our Authentidate subsidiary in connection with the acquisition by AHC of the outstanding securities of Authentidate, Inc. The options held by these officers to purchase shares of Authentidate common stock were exchanged for options to purchase shares of AHC common stock. For more information about this transaction, see "Description of Business - General Business Developments During the Previous Fiscal Year." The Compensation Committee also authorized the grant of stock options to our Chief Financial Officer and to our Vice President, Technology Products Group, during the last fiscal year as appearing in the Option Grants Table appearing in this Report on Form 10-K. The Compensation Committee determined that the options awarded to theses officers were warranted due to the efforts of these officers in connection with our internal management and the performance of our DJS subsidiary.

         No cash bonuses were awarded to these executives during the last fiscal year.

         The Compensation Committee
         J. Edward Sheridan         Steven Kriegsman         Charles C. Johnston

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         There are no compensation committee interlocks between the members of our compensation committee and any other entity. At present, J. Edward Sheridan, Steven Kriegsman and Charles C. Johnston are the members of the compensation committee. None of the members of the Board's compensation committee (a) was an officer or employee of AHC during the last fiscal year; (b) was formerly an officer of AHC or any of its subsidiaries; or (c) had any relationship with AHC requiring disclosure under Item 404 of Regulation S-K.

MEETINGS OF THE BOARD OF DIRECTORS

         During the fiscal year ended June 30, 2001, our Board of Directors met on seven occasions and voted by unanimous written consent on three occasions. No member of the Board of Directors attended less than 50% of the aggregate number of (i) the total number of meetings of the Board of Directors or (ii) the total number of meetings held by all Committees of the Board of Directors.

CERTAIN REPORTS

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and officers, and persons who own, directly or indirectly, more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission ("SEC") reports of ownership and reports of changes in ownership of common stock and other equity securities we issue. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such reports received by us, we believe that all Section 16(a) filing requirements applicable to officers, directors and 10% shareholders were complied with during the 2001 fiscal year except that Ira C. Whitman, our Executive Vice President and a director, inadvertently failed to report a sale of an aggregate of 495 shares during the fiscal quarter ended December 31, 2000. This failure was inadvertent, and the sales were subsequently reported on a Form 4 filed on January 8, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-K) compensation awarded to, earned by, we paid during the years ended June 30, 2001, 2000 and 1999 to each of the named executive officers.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

                                                                                                               LONG TERM
                                                                                                          COMPENSATION AWARDS
                                                                                                     -------------------------------
                                                                                                                          NO. OF
                                                                                                     RESTRICTED         SECURITIES
     NAME AND PRINCIPAL          FISCAL                                         OTHER ANNUAL           STOCK            UNDERLYING
          POSITION                YEAR           SALARY          BONUS          COMPENSATION          AWARD(S)         OPTIONS/SARS
          --------                ----           ------          -----          ------------          --------         -------------
John Botti                        2001          $265,005           $0             $3,187(1)            0 (2)            444,668(6)
 Chairman, President and          2000          $203,665        $60,000             $1,702               0                890,000
 Chief Executive Officer          1999          $132,794           $0               $1,702               0                   0

Nicholas Themelis (3)                      2001       $204,519          $      0       $    533(4)           0(8)        109,868(6)
   Vice-President,  Chief                  2000       $ 71,923(3)       $      0       $  5,000(3)              0        220,000
   Technology  Officer
   and Director
Robert Van Naarden                         2001       $317,733          $      0       $    426(4)              0        547,397(7)
  Director and Chief
  Executive Officer of
   Authentidate, Inc.
Dennis H. Bunt,                            2001       $105,605          $      0       $    798(5)           0(9)         86,849(10)
  Chief Financial
  Officer
Thomas Franceski,                          2001       $ 98,125          $ 30,000       $      0                 0        105,000(10)
   Vice President,

(1) Includes: (i) for 2001, an automobile and expenses of $2,985 and payment of premiums on term life insurance of $202; (ii) for 2000, an automobile and expenses of $1,500 and the payment of premiums on term life insurance policy of $202; and (iii) for 1999, an automobile and expenses of $1,500 and the payment of premiums on a term life insurance policy of $202.
(2) No restricted stock awards were granted to Mr. Botti in fiscal 2001. Mr. Botti, however, owned 409,391 restricted shares of our Common Stock on June 30, 2001, the market value of which was $4.50 per share on such date, without giving effect to the diminution in value attributed to the restriction on such shares.
(3) Represents salary earned by the employee and paid by the Company during the fiscal year ended June 30, 2001. Mr. Themelis terminated his employment with the Company on May 31, 2001and resigned as a Director of the Company on August 8, 2001. The Company also contributed $5,000 towards a life insurance policy for Mr. Themelis during the fiscal year ended June 30, 2000.
(4)      Represents commuting expenses.
(5)      Represents automobile expenses.
(6) Represents options we granted pursuant to the employee's acceptance of our offer to exchange securities of Authentidate, Inc. held by such person for like securities of AHC.

(7) Represents 200,000 options granted pursuant to the terms of the employment agreement entered into between us and Mr. Van Naarden and 347,397 options granted pursuant to the employee's acceptance of our offer to exchange securities of Authentidate, Inc. held by such person for like securities of AHC.

(8) No restricted stock awards were granted to Mr. Themelis in fiscal 2001. Mr. Themelis, however, owned 7,500 restricted shares of our Common Stock on June 30, 2001, the market value of which was $4.50 per share on such date, without giving effect to the diminution in value attributed to the restriction on such shares.
(9) No restricted stock awards were granted to Mr. Bunt in fiscal 2001. Mr. Bunt, however, owned 883 restricted shares of our Common Stock on June 30, 2001, the market value of which was $4.50per share on such date, without giving effect to the diminution in value attributed to the restriction on such shares.
(10)     Represents options granted during the fiscal year ended June 30, 2001.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                        POTENTIAL REALIZABLE VALUE
                                                                                         AT ASSUMED ANNUAL RATES
                                                                                                 OF STOCK
                                                                                          PRICE APPRECIATION FOR     ALTERNATIVE TO
                                                                                                  OPTION              (f) AND (g)
                                         INDIVIDUAL GRANTS                                         TERM             GRANT DATE VALUE
--------------------------------------------------------------------------------------  --------------------------  ----------------
                                             PERCENT OF
                        NUMBER OF               TOTAL
                        SECURITIES        OPTION/EXERCISE OF
                        UNDERLYING           SARS GRANTED                                                                GRANT DATE
                        OPTION/SARS          TO EMPLOYEES     BASE PRICE   EXPIRATION                                      PRESENT
NAME                    GRANTED (#)         IN FISCAL YEAR      (S/SH)        DATE          5% ($)        10% ($)          VALUE $
(a)                         (b)                   (c)             (d)          (e)           (f)            (g)              (h)
-----------------        ---------           ------------       -------      -------      ---------      ---------       ----------
John T. Botti            444,668(2)            19.3%            $  1.52      3/23/06      1,948,892      2,636,263
Robert Van               347,397(2)            15.1%            $ 4.625      3/23/06        443,905        980,913
Naarden
Robert Van               200,000(3)             8.7%            $6.3125      7/10/05        348,805        770,769
Naarden
Nicholas Themelis        109,868(2)             4.8%            $ 4.625      3/23/06        140,390        310,224
Dennis H. Bunt            86,849                3.3%            $ 4.625      3/23/06        110,976        245,228
Thomas Franceski         105,000                4.5%            $ 4.625      3/23/06        134,196        296,479

------------------

(1) No Stock Appreciation Rights were granted to any of the named executive officers during the last fiscal year.
(2) Represents options granted pursuant to the employee's acceptance of our offer to exchange securities of Authentidate, Inc. held by such person for like securities of AHC.
(3) Represents 200,000 options granted pursuant to the terms of the employment agreement entered into between us and Mr. Van Naarden.

         No Stock Appreciation Rights were granted to any of the named executive officers during the last fiscal year.

                     AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES

         The following table contains information with respect to the named executive officers concerning options held as of the year ended June 30, 2001.

                     AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                                        VALUE OF UNEXERCISED IN-THE- MONEY
                            SHARES                         NUMBER OF UNEXERCISED                      OPTIONS
                           ACQUIRED         VALUE       OPTIONS AS OF JUNE 30, 2001             AT JUNE 29, 2001(1)
NAME                      ON EXERCISE     REALIZED       EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE
----                      -----------     --------       -------------------------           -------------------------
John T. Botti                  0             $0              1,287,334/222,334                    633,375/324,608
Nicholas Themelis              0             $0               132,401/177,467                           0/0
Robert Van Naarden             0             $0                  0/547,597                              0/0
Dennis H. Bunt                 0             $0               119,425/43,424                            0/0
Thomas Franceski               0             $0                55,000/50,000                            0/0

------------------------
(1) Based upon the closing bid price ($4.50 per share) of our Common Stock on June 29, 2001 less the exercise price for the aggregate number of shares subject to the options.

EMPLOYMENT AGREEMENTS

     In January, 2000, we entered into a new three year employment agreement with our Chief Executive Officer, expiring on January 1, 2003. The agreement provides for (i) a base salary of $250,000 in the first year of the agreement, increasing by 10% in each year thereafter; (ii)a bonus equal to 3% of our pre-tax net income, with such additional bonuses as may be awarded in the discretion of the Board of Directors; (iii)certain insurance and severance benefits; and (iv) automobile and expenses.

         In July 2000, Authentidate entered into an employment agreement with its new Chief Executive Officer for a three year term. The employment agreement provides for (i) annual salary of $250,000; (ii) an annual bonus of up to $200,000, with a minimum bonus of $80,000 during the first year; (iii) a severance agreement equal to twelve months salary in the event employment agreement is terminated without cause; (iv) the award of such number of shares of common stock of Authentidate as shall equal 5% of the shares outstanding on the date of the employment agreement, vesting in equal amounts over a four year period, commencing one year from the date of the agreement; and (v) the award of employee stock options to purchase 200,000 shares of common stock of AHC, vesting in equal amounts over a four year period, at an exercise price of $6.3125 per share.

         In October 2000, we entered into an employment agreement with our Chief Financial Officer which provides (i) an annual salary of $100,000 increasing to $110,000 on January 1, 2001; (ii) annual increases every October to be determined by the Compensation Committee of the Board of

Directors; (iii) eligibility for annual bonuses at the discretion of the Compensation Committee of the Board of Directors; (iv) a severance agreement equal to twelve months salary; (v) the award of Authentidate, Inc. stock options equal to 1.25% of the outstanding stock, convertible into AHC stock options upon the approval of such conversion by our shareholders.

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

STOCK OPTION PLANS

         In March 2001, our shareholders approved the 2000 Employees Stock Option Plan (the "2000 Plan") which provides for the grant of options to purchase up to 5,000,000 shares of our Common Stock. In July 2001, we filed a registration statement with the SEC to register the shares issuable upon conversion of the options granted or which may be granted under the 2000 Plan. Our shareholders were asked to adopt the 2000 Plan since there were no additional shares available for issuance under the 1992 Plan and the 1992 Plan is to expire in April 2002 and shareholder approval would have been required to increase the number of shares subject to the 1992 Plan.

         In April 1992, we adopted the 1992 Employees Stock Option Plan (the "1992 Plan") which provided for the grant of options to purchase up to 600,000 shares of the Company's Common Stock. On January 26, 1995, our stockholders approved an amendment to the 1992 Plan to increase the number of shares of Common Stock available under the 1992 Plan to 3,000,000 shares.

         Under the terms of the 2000 Plan and the 1992 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422 of the Code, or options which do not so qualify ("Non-ISOs"). As of June 30, 2001, there were outstanding an aggregate of 4,184,705 options under the 2000 Plan and 1992 Plan combined, with exercise prices ranging from $1.25 to $11.25.

         The 2000 Plan and the 1992 Plan are administered by the Compensation Committee designated by the Board of Directors. The Compensation Committee has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted. Whether such options shall be ISOs or Non-ISOs; the periods during which each option will be exercisable; and the number of shares subject to each option, shall be determined by the Committee. The Board or Committee shall have full authority to interpret the 1992 Plan and to establish and amend rules and regulations relating thereto.

         Under both the 2000 Plan and the 1992 Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent stockholder (as defined in the 2000 Plan and the 1992 Plan) such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-ISOs options may be less than such fair market value. The aggregate fair market value of shares subject to options granted to a participant which are designated as ISOs which become exercisable in any calendar year shall not exceed $100,000. The "fair market value" will be the closing NASDAQ bid price, or if our Common Stock is not quoted by NASDAQ, as reported by the National Quotation Bureau, Inc., or a market maker of our Common Stock, or if the Common Stock is not quoted by any of the above, by the Board of Directors acting in good faith.

         The Compensation Committee may, in its sole discretion, grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option.

         In April, 1992, the Board of Directors adopted the Non-Executive Director Stock Option Plan (the "Director Plan") which was approved by the Company's stockholders in May, 1992. With the approval of the shareholders, the Director Plan was amended in December, 1997. Options are granted under the Director Plan until April, 2002 to (i) non-executive directors as defined and
(ii) members of any advisory board established by the Company who are not full-time employees of the Company or any of its subsidiaries. The Director Plan provides that each non-executive director will automatically be granted an option to purchase 20,000 shares, upon joining the Board of Directors, and 10,000 shares on each September 1st thereafter, provided such person has served as a director for the 12 months immediately prior to such September 1st. Each eligible director of an advisory board will receive, upon joining the advisory board, and on each September 1st thereafter, an option to purchase 5,000 shares of our Common Stock, providing such person has served as a director of the advisory board for the previous 12 month period.

         As of June 30, 2001, there are outstanding 140,000 options under the Director Plan with exercise prices from $0.84 to $4.81.

         The exercise price for options granted under the Director Plan is 100% of the fair market value of the Common Stock on the date of grant. The "fair market value" is the closing NASDAQ bid price, or if the Company's Common Stock is not quoted by NASDAQ, as reported by the National Quotation Bureau, Inc., or a market maker of the Company's Common Stock, or if the Common Stock is not quoted by any of the above by the Board of Directors acting in good faith. Until otherwise provided in the Stock Option Plan the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of our Common Stock or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five years from the date of grant. The Director Plan is administered by a committee of the board of directors composed of not fewer than three persons who are our officers (the "Committee"). The Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

         Set forth below is a line graph comparing the total cumulative return on our common stock and the Nasdaq Composite Index and a Software Index (assuming reinvestment of dividends). Our common stock is listed for trading in the Nasdaq National Market under the trading symbol ADAT.

                       Cumulative Total Shareholder Return

                                  [LINE GRAPH]


Listed below is the value of a $10,000 investment at each of our last 5 year ends:

                                        CUMULATIVE TOTAL SHAREHOLDER RETURN

 Date                      AHC                    NASDAQ Composite Index               NASDAQ Software Index
 ----                      ---                    ----------------------               ---------------------
6/30/97                  $10,000                         $10,000                              $10,000
6/30/98                  $ 5,979                         $13,139                              $14,306
6/30/99                  $ 3,197                         $18,627                              $23,353
6/30/00                  $19,381                         $27,503                              $39,484
6/30/01                  $14,845                         $14,982                              $18,255

--------------

Footnotes:

(1) Assumes $10,000 was invested at June 30, 1997 in AHC and each Index presented.

(2) The comparison indices were chosen in good faith by management. Most of our peers are divisions of large multi-national companies therefore a comparison is not meaningful. In addition, we are involved in three distinct businesses: document imaging software, authentication/security software and computer systems integration, for which there is no peer comparison. Therefore we have chosen the NASDAQ Computer and Data Processing Index, which is primarily comprised of software companies.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of September 20, 2001 with respect to (i) each director and each executive officer, (ii) all directors and officers as a group, and (iii) the persons (including any "group" as that term is used in Section l3(d)(3) of the Securities Exchange Act of
l934), known by the Corporation to be the beneficial owner of more than five (5%) percent of our Common Stock and Series A Preferred Stock.

                                                                   AMOUNT AND NATURE
                               NAME AND ADDRESS OF                   OF BENEFICIAL                PERCENTAGE
   TYPE OF CLASS                BENEFICIAL HOLDER                    OWNERSHIP (1)               OF CLASS (*)
   -------------                -----------------                    -------------               ------------
Common                John T. Botti                                  1,696,725 (2)                  9.71%
                      c/o Authentidate Holding Corp.
                      2165 Technology Drive
                      Schenectady, NY 12308
Common                Ira C. Whitman                                   404,386 (3)                  2.46%
                      c/o Authentidate Holding Corp.
                      2165 Technology Drive
                      Schenectady, NY 12308
Common                Steven Kriegsman                                  40,000 (4)                  0.25%
                      c/o Authentidate Holding Corp.
                      2165 Technology Drive
                      Schenectady, NY 12308
Common                Dennis Bunt                                      103,591 (5)                  0.64%
                      c/o Authentidate Holding Corp.
                      2165 Technology Drive
                      Schenectady, NY 12308
Common                J. Edward Sheridan                                50,000 (8)                  0.31%
                      c/o Authentidate Holding Corp.
                      2165 Technology Drive
                      Schenectady, NY 12308
Common                Charles Johnston                                 118,570 (6)                  0.73%
                      c/o Authentidate Holding Corp.
                      2165 Technology Drive
                      Schenectady, NY 12308
Common                Robert Van Naarden                                 50,000(7)                  0.31%
                      c/o Authentidate, Inc.
                      2 World Financial Center
                      225 Liberty St., 43rd Floor
                      New York, NY 10281
Common                Thomas Franceski                                   55,000(9)                  0.34%
                      c/o Authentidate Holding Corp.
                      2165 Technology Drive
                      Schenectady, NY 12308

Common                Gateway Network, LLC                             840,600(11)                  5.1%
                      and Affiliates
                      165 EAB Plaza
                      Uniondale, NY 11556
Series A              John T. Botti                                       100 (10)                  100%
Preferred             c/o Authentidate Holding Corp.
Stock                 Designs
                      2165 Technology Drive
                      Schenectady, NY 12308
Directors/Officers as a group                                            2,518,272                13.99%
(2)(3)(4)(5)(6)(7)(8)(9)

--------------------

(1) Unless otherwise indicated below, each director, officer and 5% shareholder has sole voting and sole investment power with respect to all shares that he beneficially owns.

(2) Includes vested stock options to purchase 1,287,334 shares of Common Stock and excludes non-vested option to purchase 222,334 shares of Common Stock.

(3)      Includes vested stock options to purchase 225,000 shares of Common
         Stock.

(4)      Includes vested options to purchase 40,000 shares of Common Stock.

(5) Includes vested options to purchase 102,758 shares of Common Stock and excludes nonvested options to purchase 60,091 shares of Common Stock.

(6)      Includes vested options to purchase 70,000 shares of Common Stock.

(7) Includes vested options to purchase 50,000 shares of Common Stock and excludes 497,397 non-vested options.

(8)      Includes vested options to purchase 50,000 shares of Common Stock.

(9) Includes vested options to purchase 55,000 shares of Common Stock and excludes 50,000 non-vested options. Also excludes non-vested options to purchase 100,000 shares of Common Stock granted subsequent to the fiscal year end covered by this Report on Form 10-K.

(10) See footnote (2). Each share of Series A Preferred Stock is entitled to ten (10) votes per share.

(11) As of August 31, 2001. Includes 300,000 shares of common stock issuable upon exercise of Series B Warrants and 106,665 shares of common stock issuable upon the conversion of shares of Series B Preferred Stock.

*        Based on 16,180,426 shares of Common Stock outstanding as of September
         20, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Except as disclosed herein, we have not entered into any material transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of our Common Stock.

         On October 10, 2000, we entered into a Letter of Intent with the Company and Internet Venture Capital, LLC, to enter into a Joint Venture Agreement and License Agreement providing for the development of a business plan and to market a service to authenticate and record signatures on sports and entertainment memorabilia. One of the members of Internet Venture Capital is affiliated with the "groups" (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) listed in this Report on Form 10-K as owning more that 5% of our outstanding common stock, see "Voting Securities and Security Ownership of Certain Beneficial Owners and Management." Although the transaction contemplated by the Letter of Intent was terminated by the mutual consent of the parties, on May 24, 2001, AHC, Internet Venture Capital, LLC and Nicholas Themelis a former director and executive officer of AHC entered into an agreement to govern the operation of Authentidate Sports Edition, Inc. and to develop the service offering of this new company, which is to apply the Authentidate technology to the field of sports and entertainment memorabilia.

         On January 5, 2001, we agreed to loan John T. Botti, our Chief Executive Officer, the amount of $317,000 and entered into a Pledge and Security Agreement of the same date, which grants us a second-priority security interest in the shares of our Common Stock held by Mr. Botti to secure the loan.

         For information concerning employment agreements with, and compensation of, our executive officers and directors, see "MANAGEMENT -- Executive Compensation."

ITEM 14.                   EXHIBITS, FINANCIAL STATEMENT
                           SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         The following Financial Statements of AHC are included in Part II, Item 8 of this report:

                  -        Report of Independent Accountants
                  -        Consolidated Balance Sheets as of June 30, 2001 and
                           2000
                  - Consolidated Statements of Operations for the years ended June 30, 2001, 2000 and 1999
                  -        Consolidated Statements of Shareholders' Equity for
                           the years ended June 30, 2001, 2000 and 1999
                  -        Consolidated Statements of Cash Flows for the years
                           ended June 30, 2001, 2000 and 1999
                  -        Notes to Consolidated Financial Statements

(a)(2)   Financial Statement Schedules

         The following consolidated financial statement schedule for each of the three years in the period ended June 30, 2001 is included pursuant to item 14
(d):

                 Schedule II, Valuation and Qualifying Accounts

(b)      Reports on Form 8-K

         During the quarter ended June 30, 2001 we filed the following reports:

                  None

(c)      Exhibits

         The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. Section 230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits. Certain portions of exhibits marked with the symbol (++) have been granted confidential treatment by the Securities and Exchange Commission. Such portions were omitted and filed separately with the Securities and Exchange Commission.

Exhibit No.                             Description
-----------                             -----------
3.1               Certificate of Incorporation of Bitwise Designs, Inc.-Delaware
                  (Exhibit 3.3.1 to Registration Statement on Form S-18, File
                  No. 33-46246-NY)

3.1.1             Certificate of Designation of Series B Preferred Stock
                  (Exhibit 3.2.1 to Form 10- KSB dated October 4, 1999)

3.1.2             Certificate of Amendment to Certificate of Incorporation
                  (filed as Exhibit 3 to Definitive Proxy Statement dated
                  February 16, 2001 as filed with the Securities and Exchange
                  Commission).

3.1.3 Certificate of Designations, Preferences and Rights and Number of Shares of Series C Convertible Preferred Stock (Exhibit 4.1 to Form 10-Q dated May 14, 2001).

3.1.4*            Certificate of Amendment of Certificate of Designations,
                  Preferences and Rights and Number of Shares of Series C
                  Convertible Preferred Stock

3.2               By-Laws (Exhibit 3.2 to Registration Statement on Form S-18,
                  File No. 33-46246- NY)

4.1               Form of Common Stock Certificate (Exhibit 4.1 to Registration
                  Statement on Form S-18, File No. 33-46246-NY)

4.2               Form of Series A Preferred Stock Certificate (Exhibit 4.2 to
                  Registration Statement on Form S-18, File No. 33-46246-NY)

4.3 Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494)

4.4               Form of Note and Warrant Purchase, Paying and
                  Conversion/Exercise agency agreement dated as of August 8, 1997 between the Company and Banca del Gottardo (Exhibit 4.7 to the Company's Form 10-KSB dated June 30, 1997).

4.5               Terms of Warrants and Global Warrant expiring August 11, 2002
                  (Exhibit 4.9 to the Company's Form 10-KSB dated June 30,
                  1997).

4.6 Form of Warrant issued to Windhorst New Technologies, Agi.G and PFK Development Group I, LLC (Exhibit 4.10 to the Company's Form 10-KSB dated June 30, 2000)

4.7* Form of Warrant issued to certain individuals in fiscal year ended June 30, 2001 (S-3 2001).

4.8* Form of Warrant issued in connection with Series C Preferred Stock Offering (Exhibit 4.2 to Form 10-Q dated May 14, 2001).

4.9*              Form of Series C Preferred Stock Certificate.

10.1 1992 Employee stock option plan (Exhibit 10.10 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.2 1992 Nonexecutive Directors stock option plan (Exhibit 10.11 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.3 Agreement with Prime Computer, Inc. (Exhibit 10.14 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.4 Agreement with Mentor Computer Graphics Ltd. (Exhibit 10.15 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.5 Agreement and Plan of Merger by and among Bitwise Designs, Inc., Bitwise DJS, Inc., certain individuals and DJS Marketing Group, Inc. dated March 6, 1996 (Exhibit 2 to Form 8-K dated March 22, 1996)

10.6 Form of Warrant Agency Agreement between the Company and Banca del Gottardo dated as of August 8, 1997 (Exhibit to Form 10-KSB dated June 30, 1997).

10.7 Employment Agreement between John Botti and the Company dated January 1, 2000 (Exhibit 10.27 to the Company's Form 10-KSB dated June 30, 2000).

10.8 Employment Agreement between Nicholas Themelis and the Company dated February 28, 2000 (Exhibit 10.28 to the Company's Form 10-KSB dated June 30, 2000)

10.9 Employment Agreement between Robert Van Naarden and Authentidate.com, Inc. dated July 5, 2000 (Exhibit 10.29 to the Company's Form 10-KSB dated June 30, 2000).

10.10++ Joint Venture Agreement between The Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.30 to the Company's Form 10-KSB dated June 30, 2000)

10.11++ Technology License Agreement between The Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.31 to the Company's Form 10- KSB dated June 30,
                  2000)

10.12 Series C Preferred Stock and Warrant Purchase Agreement between Authentidate Holding Corp. and purchasers of Series C Preferred Stock (Exhibit 10.1 to Form 10- Q dated May 14,
                  2001).

10.13 Registration Rights Agreement between Authentidate Holding Corp. and purchasers of Series C Preferred Stock (Exhibit 10.2 to Form 10-Q dated May 14, 2001).

10.14 2000 Employee Stock Option Plan (filed as Exhibit 2 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

10.15* Form of Security Exchange Agreement entered into between Authentidate Holding Corp., Authentidate, Inc. and certain security holders of Authentidate, Inc.

10.16** Agreement dated May 24, 2001 between Authentidate Holding Corp., Authentidate, Inc., Internet Venture Capital, LLC and Nicholas Themelis.

10.17* Underlease Agreement of Authentidate, Inc. for a portion of the 43rd Floor at 2 World Financial Center.

21*               Subsidiaries of Registrant

23*               Consent of Pricewaterhouse Coopers, LLP


** Portions of exhibit omitted and request for confidential treatment filed with the Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AUTHENTIDATE HOLDING CORP.

                                             By: /s/John T. Botti
                                                John T. Botti
                                                President, Chairman of the Board
                                                and Chief Executive Officer
Dated: September 26, 2001

         Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons in the capacities and on the dates indicated:

     Signature                              Capacity                                        Date
     ---------                              --------                                        ----
/s/John T. Botti                            President, Chairman                      September 26, 2001
John T. Botti                               of the Board and Chief
                                            Executive Officer

/s/Ira C. Whitman                           Senior Vice President                    September 26, 2001
Ira C. Whitman                              and Director

/s/Robert Van Naarden                       Director and                             September 26, 2001
Robert Van Naarden                          Chief Executive Officer
                                            Of Authentidate, Inc.

/s/Steven A. Kriegsman                      Director                                 September 26, 2001
Steven A. Kriegsman

/s/J. Edward Sheridan                       Director                                 September 26, 2001
J. Edward Sheridan

/s/Charles C. Johnston                      Director                                 September  26, 2001
Charles C. Johnston

/s/Dennis H. Bunt                           Chief Financial                          September 26, 2001
Dennis H. Bunt                              Officer and Principal
                                            Accounting Officer

/s/ Thomas Franceski                        Vice President-                          September  26, 2001
Thomas Franceski                            Technology Products Group

                                  EXHIBIT INDEX

Item No.                            Description
--------                            -----------
3.1               Certificate of Incorporation of Bitwise Designs, Inc.-Delaware
                  (Exhibit 3.3.1 to Registration Statement on Form S-18, File
                  No. 33- 46246-NY)

3.1.1             Certificate of Designation of Series B Preferred Stock
                  (Exhibit 3.2.1 to Form 10-KSB dated October 4, 1999)

3.1.2             Certificate of Amendment to Certificate of Incorporation
                  (filed as Exhibit 3 to Definitive Proxy Statement dated
                  February 16, 2001 as filed with the Securities and Exchange
                  Commission).

3.1.3 Certificate of Designations, Preferences and Rights and Number of Shares of Series C Convertible Preferred Stock (Exhibit 4.1 to Form 10-Q dated May 14, 2001).

3.1.4*            Certificate of Amendment of Certificate of Designations,
                  Preferences and Rights and Number of Shares of Series C
                  Convertible Preferred Stock

3.2               By-Laws (Exhibit 3.2 to Registration Statement on Form S-18,
                  File No. 33-46246-NY)

4.1               Form of Common Stock Certificate (Exhibit 4.1 to Registration
                  Statement on Form S-18, File No. 33-46246-NY)

4.2               Form of Series A Preferred Stock Certificate (Exhibit 4.2 to
                  Registration Statement on Form S-18, File No. 33-46246-NY)

4.3 Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494)

4.4               Form of Note and Warrant Purchase, Paying and
                  Conversion/Exercise agency agreement dated as of August 8, 1997 between the Company and Banca del Gottardo (Exhibit 4.7 to the Company's Form 10-KSB dated June 30, 1997).

4.5               Terms of Warrants and Global Warrant expiring August 11, 2002
                  (Exhibit 4.9 to the Company's Form 10-KSB dated June 30,
                  1997).

4.6 Form of Warrant issued to Windhorst New Technologies, Agi.G and PFK Development Group I, LLC (Exhibit 4.10 to the
                  Company's Form 10-KSB dated June 30, 2000)

4.7* Form of Warrant issued to certain individuals in fiscal year ended June 30, 2001 (S-3 2001).

4.8*              Form of Warrant issued in connection with Series C Preferred
                  Stock Offering (Exhibit 4.2 to Form 10-Q dated May 14, 2001).

4.9*              Form of Series C Preferred Stock Certificate.

10.1              1992 Employee stock option plan (Exhibit 10.10 to Registration
                  Statement on Form S-18, File No. 33-46246-NY)

10.2 1992 Nonexecutive Directors stock option plan (Exhibit 10.11 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.3              Agreement with Prime Computer, Inc. (Exhibit 10.14 to
                  Registration Statement on Form S-18, File No. 33-46246-NY)

10.4              Agreement with Mentor Computer Graphics Ltd. (Exhibit 10.15 to
                  Registration Statement on Form S-18, File No. 33-46246-NY)

10.5              Agreement and Plan of Merger by and among Bitwise Designs,
                  Inc., Bitwise DJS, Inc., certain individuals and DJS Marketing
                  Group, Inc. dated March 6, 1996 (Exhibit 2 to Form 8-K dated
                  March 22, 1996)

10.6 Form of Warrant Agency Agreement between the Company and Banca del Gottardo dated as of August 8, 1997 (Exhibit to Form
                  10-KSB dated June 30, 1997).

10.7              Employment Agreement between John Botti and the Company dated
                  January 1, 2000 (Exhibit 10.27 to the Company's Form 10- KSB dated June 30, 2000).

10.8 Employment Agreement between Nicholas Themelis and the Company dated February 28, 2000 (Exhibit 10.28 to the Company's Form
                  10-KSB dated June 30, 2000)

10.9              Employment Agreement between Robert Van Naarden and
                  Authentidate.com, Inc. dated July 5, 2000 (Exhibit 10.29 to the Company's Form 10-KSB dated June 30, 2000).

10.10++           Joint Venture Agreement between The Company, Authentidate,
                  Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.30 to the Company's Form 10-KSB dated June 30, 2000)

10.11++           Technology License Agreement between The Company,
                  Authentidate, Inc. and Windhorst New Technologies, Agi.G
                  (Exhibit 10.31 to the Company's Form 10-KSB dated June 30,
                  2000)

10.12 Series C Preferred Stock and Warrant Purchase Agreement between Authentidate Holding Corp. and purchasers of Series C
                  Preferred Stock (Exhibit 10.1 to Form 10-Q dated May 14,
                  2001).

10.13             Registration Rights Agreement between Authentidate Holding
                  Corp. and purchasers of Series C Preferred Stock (Exhibit 10.2 to Form 10-Q dated May 14, 2001).

10.14             2000 Employee Stock Option Plan (filed as Exhibit 2 to
                  Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

10.15*            Form of Security Exchange Agreement entered into between
                  Authentidate Holding Corp., Authentidate, Inc. and certain security holders of Authentidate, Inc.

10.16**           Agreement dated May 24, 2001 between Authentidate Holding
                  Corp., Authentidate, Inc., Internet Venture Capital, LLC and
                  Nicholas Themelis.

10.17* Underlease Agreement of Authentidate, Inc. for a portion of the 43rd Floor at 2 World Financial Center.

21*               Subsidiaries of Registrant

23*               Consent of PricewaterhouseCoopers, LLP



** Portions of exhibit omitted and request for confidential treatment filed with the Commission.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
VALUATIONS AND QUALIFYING ACCOUNTS                                                                                     SCHEDULE II


            Column A                  Column B                      Column C                        Column D             Column E

                                     Balance at         Additions        Additions Charged
                                      Beginning         Charged To      to Other Accounts                             Balance At End
          Description                 of Period          Expense               (a)           Deductions (b)              Of Period
Allowance for doubtful accounts
Year ended June 30:
2001 . . . . . . .                     410,761           152,711                                    (31,231)              532,241

2000 . . . . . . .                     421,018           175,799                                    (186,056)             410,761
1999 . . . . . . .                     480,229           145,983                                    (205,194)             421,018

Reserve for slow moving or
obsolete inventory

Year ended June 30:
2001 . . . . . . .                     736,926           314,937                                    (263,712)             788,151
2000 . . . . . . .                     275,634           593,001                                    (131,709)             736,926
1999 . . . . . . .                     714,385           258,854                                    (697,605)             275,634

--------------------------

         (a)      Additions related to acquisition of subsidiaries
         (b)      Deductions due to writedowns and sales of subsidiaries

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS (AND REPORT OF INDEPENDENT ACCOUNTANTS)

FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
CONTENTS
--------------------------------------------------------------------------------

                                                                         PAGE(S)
                                                                         -------
REPORT OF INDEPENDENT ACCOUNTANTS .....................................    1

CONSOLIDATED FINANCIAL STATEMENTS

       Balance sheets .................................................    2

       Statements of operations .......................................    3

       Statements of shareholders' equity .............................    4

       Statements of cash flows .......................................    5

       Notes to consolidated financial statements .....................    6-28

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Authentidate Holding Corp.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Authentidate Holding Corp. and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP


Albany, New York
September 7, 2001, except for Note 19, as to which the date is September 11, 2001

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------

ASSETS                                                                             2001            2000
Current assets
     Cash and cash equivalents                                                 $  9,040,466    $  7,965,496
     Accounts receivable, net of allowance for doubtful accounts of
         $532,241 and $410,761 at June 30, 2001 and 2000                          3,574,728       4,274,148
     Due from related parties                                                        14,825           7,866
     Inventories                                                                    800,404       2,352,387
     Income taxes receivable                                                             --          15,471
     Prepaid expenses and other current assets                                       94,006         617,526
                                                                               ------------    ------------
              Total current assets                                               13,524,429      15,232,894

Property and equipment, net                                                       3,562,372       3,033,864

Other assets
     Software development costs, net of accumulated amortization of
         $1,469,531 and $435,885 on June 30, 2001 and 2000                        1,905,613         167,059
     Excess of cost over net assets of companies acquired, net                    5,276,136       1,254,952
     Investment in affiliated companies                                           1,440,854       1,350,775
     Patent costs, net                                                               86,422          44,077
     Other assets                                                                    72,079          44,714
                                                                               ------------    ------------
                  Total assets                                                 $ 25,867,905    $ 21,128,335
                                                                               ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                          $  2,765,606    $  1,228,618
     Current portion of long-term debt                                               32,926          29,515
     Accrued expenses and other current liabilities                               1,200,770         448,091
     Due to related parties                                                              --         103,040
     Current portion of obligations under capital leases                              4,970              --
     Income taxes payable                                                               633              --
                                                                               ------------    ------------
                  Total current liabilities                                       4,004,905       1,809,264

Long-term debt, net                                                               1,317,515       1,351,253
Deferred grant                                                                    1,000,000       1,000,000
Obligations under capital leases, net of current portion                              7,653              --
                                                                               ------------    ------------
                  Total liabilities                                               6,330,073       4,160,517
                                                                               ------------    ------------

Commitments and contingencies

Shareholders' equity
     Preferred stock $.10 par value, 5,000,000 shares authorized:
         Series A - 100 shares issued and outstanding at June 30, 2001
             and 200 shares issued and outstanding at June 30, 2000                      10              20
         Series B - 48,000 shares issued and outstanding at June 30, 2001
             and 50,000 shares issued and outstanding at June 30, 2000                4,800           5,000
         Series C - 5,500 shares issued and outstanding at June 30, 2001                550              --
     Common stock, $.001 par value; 40,000,000 shares authorized; 16,114,093 shares issued at June 30, 2001 and 14,421,758 shares issued at
         June 30, 2000                                                               16,114          14,422
     Additional paid-in capital                                                  51,634,783      38,740,271
     Accumulated deficit                                                        (31,283,665)    (21,715,176)
                                                                               ------------    ------------
                                                                                 20,372,592      17,044,537
     Less cost of 28,082 shares of common stock in treasury at June 30, 2000             --         (76,719)
     Other equity                                                                  (834,760)             --
                                                                               ------------    ------------

                  Total shareholders' equity                                     19,537,832      16,967,818
                                                                               ------------    ------------
                  Total liabilities and shareholders' equity                   $ 25,867,905    $ 21,128,335
                                                                               ============    ============


   The accompanying notes are an integral part of the consolidated financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                       2001            2000            1999
 Net sales                                         $ 17,860,544    $ 15,289,738    $ 17,094,765
 Cost of goods sold                                  13,149,801      11,924,581      11,479,297
                                                   ------------    ------------    ------------

           Gross profit                               4,710,743       3,365,157       5,615,468
                                                   ------------    ------------    ------------

 Selling, general and administrative expenses        11,950,719       8,016,192       7,765,234
 Product development expenses                         2,255,284         665,533         248,801
                                                   ------------    ------------    ------------

           Total operating expenses                  14,206,003       8,681,725       8,014,035
                                                   ------------    ------------    ------------
           Loss from operations                      (9,495,260)     (5,316,568)     (2,398,567)
                                                   ------------    ------------    ------------

 Other income (expense):
      Interest and other income                         399,996         311,493         107,208
      Interest expense                                 (124,816)       (299,994)       (630,396)
      Loss on sale of subsidiary                             --              --        (249,568)
      Equity in net loss of affiliated companies       (104,023)         (5,715)             --
                                                   ------------    ------------    ------------
                                                        171,157           5,784        (772,756)
                                                   ------------    ------------    ------------
           Loss before income taxes                  (9,324,103)     (5,310,784)     (3,171,323)

 Income tax expense (benefit)                            16,000            (102)         (4,835)
                                                   ------------    ------------    ------------

           Loss before minority interest             (9,340,103)     (5,310,682)     (3,166,488)

 Minority interest                                           --          36,639              --
                                                   ------------    ------------    ------------

               Net loss                            $ (9,340,103)   $ (5,274,043)   $ (3,166,488)
                                                   ============    ============    ============


      Per share amounts:
      Basic and diluted loss per common share      $       (.63)   $       (.49)   $       (.43)
                                                   ============    ============    ============



   The accompanying notes are an integral part of the consolidated financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


                                                       Preferred Stock               Common Stock
                                                   ----------------------     ------------------------
                                                   Number of     $.10 Par      Number of     $.001 Par       Paid-in
                                                    Shares         Value        Shares         Value         Capital
                                                   ---------     --------     ----------     ---------    ------------
Balance, June 30, 1998                                 200        $    20      7,410,745     $   7,411    $ 19,822,159
Warrants issued for non-employee services                                                                       23,967
Net loss
                                                   ---------     --------     ----------     ---------    ------------
Balance, June 30, 1999                                 200             20      7,410,745         7,411      19,846,126
Warrants issued for non-employee services                                                                      390,221
Private equity offering                             50,000          5,000      1,480,000         1,480       1,890,466
Conversion of debt to equity                                                   1,223,075         1,223       3,384,484
Exercise of stock warrants                                                     3,753,922         3,754      10,780,447
Warrants issued for interest in Authentidate
   International AG                                                                                          1,119,814
Stock issued for non-employee services                                            72,750            73         105,641
Exercise of stock options                                                        481,266           481       1,297,559
Investment in Authentidate, Inc.                                                                                98,861
Costs of registration                                                                                          (79,945)
Dividends                                                                                                      (93,403)
Net loss
                                                   ---------     --------     ----------     ---------    ------------
Balance, June 30, 2000                              50,200          5,020     14,421,758        14,422      38,740,271

Exercise of stock warrants                                                       459,516           459       1,584,087
Exercise of stock options                                                        316,626           317         198,775
Retire treasury shares                                                           (28,082)          (28)             28
Convert preferred stock to common                   (2,000)          (200)        26,667            26             174
Purchase of an equity interest in
   Authentidate Inc.                                                             917,608           918       4,243,019
Private equity offerings                             5,500            550                                    5,204,308
Retire preferred shares                               (100)           (10)                                          10
Warrants for non-employee services                                                                             204,042
Costs of registration                                                                                          (32,474)
Stock option compensation                                                                                    1,380,694
Warrants issued to JV partner                                                                                  111,849
Dividends
Loan to shareholder
Net loss
                                                   ---------     --------     ----------     ---------    ------------

Balance June 30, 2001                               53,600        $ 5,360     16,114,093     $  16,114    $ 51,634,783
                                                   =========     ========     ==========     =========    ============


                                                    Accumulated       Other        Treasury
                                                      Deficit         Equity        Stock             Total Shareholders Equity
                                                   -------------    ----------    ----------          -------------------------
Balance, June 30, 1998                             $ (13,274,645)   $             $  (76,719)                  $6,478,226
Warrants issued for non-employee services                                                                          23,967
Net loss                                              (3,166,488)                                             (3,166,488)
                                                   -------------    ----------    ----------                 -----------
Balance, June 30, 1999                               (16,441,133)                    (76,719)                  3,335,705
Warrants issued for non-employee services                                                                        390,221
Private equity offering                                                                                        1,896,946
Conversion of debt to equity                                                                                   3,385,707
Exercise of stock warrants                                                                                    10,784,201
Warrants issued for interest in Authentidate
   International AG                                                                                            1,119,814
Stock issued for non-employee services                                                                           105,714
Exercise of stock options                                                                                      1,298,040
Investment in Authentidate, Inc.                                                                                  98,861
Costs of registration                                                                                            (79,945)
Dividends                                                                                                        (93,403)
Net loss                                              (5,274,043)                                             (5,274,043)
                                                   -------------    ----------    ----------                 -----------
Balance, June 30, 2000                               (21,715,176)                    (76,719)                 16,967,818

Exercise of stock warrants                                                                                     1,584,546
Exercise of stock options                                                                                        199,092
Retire treasury shares                                   (76,719)                     76,719                          --
Convert preferred stock to common                                                                                     --
Purchase of an equity interest in
   Authentidate Inc.                                                                                           4,243,937
Private equity offerings                                                                                       5,204,858
Retire preferred shares                                                                                               --
Warrants for non-employee services                                                                               204,042
Costs of registration                                                                                            (32,474)

Stock option compensation                                             (517,760)                                  862,934
Warrants issued to JV partner                                                                                    111,849
Dividends                                               (151,667)                                               (151,667)
Loan to shareholder                                                   (317,000)                                 (317,000)
Net loss                                              (9,340,103)                                             (9,340,103)
                                                   -------------    ----------    ----------                 -----------

Balance June 30, 2001                              $ (31,283,665)   $ (834,760)   $       --                 $19,537,832
                                                   =============    ==========    ==========                 ===========

   The accompanying notes are an integral part of the consolidated financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                        2001            2000            1999
                                                                    ------------    ------------    ------------
Cash flows from operating activities
      Net loss                                                      $ (9,340,103)   $ (5,274,043)   $ (3,166,488)
      Adjustments to reconcile net loss to net cash
          used in operating activities
          Depreciation and amortization                                1,814,278         916,532         637,186
          Provision for doubtful accounts receivable                     152,711         175,799         (60,694)
          Equity in net loss of affiliated companies                     104,023              --              --
          Loss on sale of subsidiary                                          --              --         249,568
          Non-cash compensation and consulting expenses                1,066,976         173,405              --
          Changes in operating assets and liabilities
             Accounts receivable and due from related parties            539,750         731,458        (470,349)
             Inventories                                               1,551,983       1,472,000        (613,519)
             Prepaid expenses and other current assets                   516,000        (122,928)          7,409
             Accounts payable, accrued expenses
                and other current liabilities                          2,186,627      (3,147,656)      1,561,217
             Income taxes                                                 16,104          (3,341)         (8,839)
             Other                                                            --             100              --
                                                                    ------------    ------------    ------------
                Net cash used in operating activities                 (1,391,651)     (5,078,674)     (1,864,509)
                                                                    ------------    ------------    ------------

Cash flows from investing activities
      Purchases of property and equipment                               (893,181)       (358,554)     (2,402,661)
      Trademarks acquired                                                (27,114)        (23,331)         (2,500)
      Patent costs                                                       (47,985)        (30,796)        (17,105)
      Software development costs                                      (2,764,678)       (485,293)       (156,293)
      Investment in affiliated companies                                (250,000)       (230,961)             --
      Other                                                               (4,149)             --          13,609
                                                                    ------------    ------------    ------------
          Net cash used in investing activities                       (3,987,107)     (1,128,935)     (2,564,950)
                                                                    ------------    ------------    ------------

Cash flows from financing activities
      Proceeds from private equity offering                            5,204,858       1,896,946              --
      Stock warrants exercised                                         1,584,546      10,784,201              --
      Stock options exercised                                            199,092       1,298,040              --
      Dividends                                                         (151,667)        (93,403)             --
      Outside investment in Authentidate, Inc.                                --          98,861              --
      Costs of conversion of debt to equity                                   --         (10,000)             --
      Principal payments on obligations under capital leases              (3,300)             --              --
      Loan to shareholder                                               (317,000)             --              --
      Payment of registration costs                                      (32,474)        (79,945)             --
      Net payments under line of credit                                       --      (1,274,779)       (398,496)
      Proceeds from borrowings on long-term debt                              --         165,152       1,234,493
      Principal payments on long-term debt                               (30,327)        (18,876)             --
      Receipt of deferred revenue from economic development grant             --         857,811         142,189
                                                                    ------------    ------------    ------------
                Net cash provided by financing activities              6,453,728      13,624,008         978,186
                                                                    ------------    ------------    ------------

Net increase in cash and cash equivalents                              1,074,970       7,416,399      (3,451,273)

Cash and cash equivalents, beginning of period                         7,965,496         549,097       4,000,370
                                                                    ------------    ------------    ------------

Cash and cash equivalents, end of period                            $  9,040,466    $  7,965,496    $    549,097
                                                                    ============    ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF BUSINESS AND BUSINESS CONTINUITY

       Authentidate Holding Corp. (AHC) and its subsidiaries Authentidate, Inc., Authentigraph.com, Inc., DJS Marketing Group, Inc. (DJS), and WebCMN, Inc., collectively referred to as the "Company", are engaged in the manufacture and distribution of document imaging systems, as well as providing authentication software services. The Company, through DJS also markets network integration services, internet services and related computer hardware. AHC was formerly known as Bitwise Designs, Inc. The name change was approved by the shareholders in March 2001.

       In June 1999, AHC established a majority owned subsidiary Authentidate, Inc. (Authentidate), to engage in a new business line of providing end users with a service which will (a) provide a technology that can verify the authenticity of digital images by employing a secure clock that will date stamp the images when received providing proof of time, date and content, (b) accept and store e-mail from networks and personal computers throughout the world and from different operating systems via the internet, (c) allow for confirmation of acceptance of all e-mails sent to the system, (d) produce confirmation of receipt of e-mail. To date, Authentidate's operations have been primarily limited to developing the technology for its services and to develop a Retail Version and a Business to Business Version (B to B). The Retail Version, which may be accessed over the Internet, was in large part developed to generate interest and to publicize the B to B version. Sales of the Retail Version were not significant in fiscal 2001. The B to B Version is being marketed directly to business customers and is currently available. In January 2000, Bitwise established another subsidiary, Authentigraph.com, Inc. (Authentigraph) to provide similar authentication services to the collectibles and sports memorabilia industries.

       In 2001, the Company formed a subsidiary named WebCMN, Inc., to develop and provide authentication software services in the medical supply industry, for the processing of Certificates of Medical Need.

       In March 2000, Authentidate, Inc. formed a joint venture known as Authentidate International Holdings, AG, with a German company, Windhorst New Technologies, Agi.G., to market Authentidate in countries outside of the Americas, Japan, Australia, New Zealand and India. Authentidate retained the rights to market the service in these territories. The Company invested DM 250,000, which is equal to approximately $124,000 and also granted a license to the Authentidate technology to the joint venture vehicle. Additionally, the Company issued 250,000 Common Stock Purchase Warrants to Windhorst in connection with the joint venture. Windhorst contributed DM 3,000,000 to the joint venture. Authentidate, Inc. owns 39% of the joint venture and Windhorst owns 60% of the joint venture. The joint venture is being accounted for under the equity method of accounting by Authentidate. In connection with this investment, Authentidate recorded an excess of cost over the underlying equity in the net assets which is included in investments in affiliated companies on the balance sheet in the amount of approximately $727,000, which is being amortized over a period of five years. In fiscal year ended 2001, warrants issued to Windhorst with a value of $111,849 resulted in additional excess of cost over the underlying equity in net assets. Amortization expense for the year ended June 30, 2001 and 2000 approximated $167,000 and $-0-, respectively. The Company's share of net losses in this joint venture approximated $99,000 and $6,000 in 2001 and 2000, respectively.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF BUSINESS AND BUSINESS CONTINUITY

       In May 2001, the Company became a 50% owner in a joint venture known as Authentidate SE (SE) with outside partners to provide the same services as Authentigraph was intended to provide. As a result, Authentigraph, a nominally capitalized wholly-owned subsidiary, will be phased out. The Company contributed $250,000, while the outside partners contributed in the aggregate $250,000 of equipment and other consideration to SE. The Company is required to contribute an additional $750,000 subject to certain conditions being met as defined in the joint venture agreement. The Company is accounting for the activities of the joint venture under the equity method of accounting. The Company's share of net losses in this joint venture in 2001 approximated $5,000.

       During the fiscal year ended June 30, 2001 the Company incurred a net loss of $9,340,103, and cash used in operating activities totaled $1,396,219. The Company's available cash balance at June 30, 2001 totaled approximately $9,000,000. To date, the Company has been largely dependent on its ability to sell additional shares of its common stock or other financing to fund its operating deficits. Under its current operating plan to obtain a national acceptance of the DocStar product line and to introduce the new Authentidate technology, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of its products and the Company's ability to reduce overhead costs. If the Company is unable to attain projected sales levels for Authentidate, DocStar and other products, or is unable to implement cost reduction strategies, it may be necessary to raise additional capital to fund operations and meet its obligations. There is no assurance that such funding will be available, if needed.

       PURCHASE MINORITY INTEREST OF AUTHENTIDATE, INC.

       In fiscal year ended June 30, 2001, the Company issued 917,608 shares of Authentidate Holding Corp. common stock (valued at approximately $4,200,000) to acquire approximately 25% of the outstanding shares not owned by AHC of Authentidate, Inc. As of June 30, 2001, the Company owns approximately 98% of Authentidate, Inc. The acquisition of the minority interest has been accounted under the purchase method of accounting. The excess purchase price which approximates $4,200,000 was being amortized over a 5-year period. Beginning July 1, 2001, the Company will no longer be amortizing goodwill (see "New accounting pronouncements").

       In connection with the aforementioned transaction, the Company's CEO was granted options to acquire 444,668 shares of Company common stock with an intrinsic value of approximately $1,380,000. The intrinsic value is being amortized over the 12 month vesting period. At June 30, 2001, the unearned compensation balance, which approximated $518,000, is classified as a reduction to shareholders' equity under the caption "Other equity" in the consolidating balance sheet.

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of AHC and its subsidiaries. The accounts of the subsidiaries have been consolidated since the acquisition date. All material intercompany balances and transactions have been eliminated in consolidation.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       CASH EQUIVALENTS

       The Company considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents. At June 30, 2001 and 2000, cash equivalents were composed primarily of investments in commercial paper and overnight interest bearing deposits.

       INVENTORIES

       Inventories are stated at the lower of average cost or market. In the prior fiscal year, the Company increased its reserve for obsolescence by $405,817 in the fourth quarter of the year ended June 30, 2000 due to DocStar model upgrades and improvements which raised the uncertainty of marketability of certain outdated DocStar components.

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

       SOFTWARE DEVELOPMENT COSTS

       Software development and modification costs incurred subsequent to establishing technological feasibility are capitalized and amortized based on anticipated revenue for the related product with an annual minimum equal to the straight-line amortization over the remaining economic life of the related products (generally three years). However, because of market uncertainty the software development costs related to the Authentidate Retail Version were fully amortized during the fourth quarter of the fiscal year ended June 30, 2000. Software development costs capitalized during 2001 and 2000 amounted to $2,772,200 and $522,903, respectively. Amortization expense related to software development costs for the years ended June 30, 2001, 2000 and 1999 was $1,033,646, $485,837 and $114,692, respectively. These expenses are included in product development expenses.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       EXCESS OF COST OVER NET ASSETS OF COMPANIES ACQUIRED

       Excess of cost over net assets of companies acquired (goodwill) is being amortized on a straight-line basis over periods ranging from 5 to 20 years through June 30, 2001. However, beginning in the fiscal year ending June 30, 2002, the Company will apply SFAS No. 142 (see new accounting pronouncements under footnote 1).

       The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. The amortization charged against earnings in 2001, 2000 and 1999 was $222,753, $86,287 and $81,287,
       respectively. Accumulated amortization at June 30, 2001 and 2000 was $758,789 and $368,289, respectively.

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

       REVENUE RECOGNITION AND WARRANTY PROVISIONS

       Revenue from the sale of products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. Service revenue is recognized as it is earned. The Company provides a one year warranty on products it manufactures. On products distributed for other manufacturers, the original manufacturer warranties the product. Warranty expense was not significant to any of the years presented.

       NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS No. 133 on July 1, 2001. Since the Company has not yet entered into any derivative instruments, the adoption of this standard is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

       In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB
       101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the quarter ended June 30, 2001, such adoption did not have a material effect on the Company's financial condition, results of operations or cash flows.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED

       In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company has applied the applicable provisions of FIN 44 which did not have a material effect on the Company's financial condition, results of operations or cash flows.

       On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. The Company does not expect the adoption of this Standard to have a material effect on its financial condition, results of operations or cash flows.

       On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company plans to adopt SFAS No. 142 effective July 1, 2001. The Company is currently assessing, but has not yet determined the entire impact of SFAS 142 on its financial position, results of operations or cash flows.

       ADVERTISING EXPENSES

       The Company recognizes advertising expenses as incurred. Advertising and promotion expense for 2001, 2000 and 1999 was approximately $835,000, $1,363,000 and $331,000, respectively. Included in prepaid expenses and other current assets are approximately $250,000 at June 30, 2000, related to prepaid advertising costs.

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

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       COMPREHENSIVE INCOME

       No statement of comprehensive income has been included in the accompanying financial statements since the Company does not have any comprehensive income to report.

2.     LOSS PER SHARE

       The following is basic and diluted loss per common share information:

                                                 2001                 2000                 1999
       Net loss                             $ (9,340,103)        $ (5,274,043)        $ (3,166,488)
       Preferred stock dividends                (151,667)             (93,403)                  --
                                            ------------         ------------         ------------

       Net loss applicable to common
       shareholders                         $ (9,491,770)        $ (5,367,446)        $ (3,166,488)
                                            ============         ============         ============

       Weighted average shares                15,013,135           10,953,284            7,410,745
       Basic and diluted loss per
         common share                               (.63)                (.49)                (.43)

       Options, warrants and convertible preferred stock were antidilutive to the calculation of dilutive loss per share, and were accordingly excluded from the calculation.

3.     INVENTORIES

       Inventories at June 30, 2001 and 2000 consist of:

                                                      2001           2000
       Purchased components and raw materials     $  520,915     $1,608,034
       Finished goods                                279,489        744,353
                                                  ----------     ----------
                                                  $  800,404     $2,352,387
                                                  ==========     ==========

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.     PROPERTY AND EQUIPMENT

       Property and equipment at June 30, 2001 and 2000 consist of the following:

                                                                                                  ESTIMATED
                                                                                                 USEFUL LIFE
                                                               2001             2000               IN YEARS
       Building                                            $ 1,614,611     $  1,611,325               40
       Land                                                    698,281          698,281              N/A
       Machinery and equipment                               2,478,377        1,682,716              3-6
       Demonstration and rental computers                      125,732          188,792              5-6
       Furniture and fixtures                                  229,882          262,599              5-7
       Leasehold improvements                                   17,613           11,198               5
       Vehicles                                                 15,090           15,090               5
                                                           -----------     ------------
                                                             5,179,586        4,470,001
       Less accumulated depreciation and
          Amortization                                      (1,617,214)      (1,436,137)
                                                           -----------     ------------

                                                           $ 3,562,372     $  3,033,864
                                                           ===========     ============


       In June 1999, the Company completed construction of a new office/production facility in Schenectady, New York for approximately $2,300,000. The Company was awarded a grant totaling $1,000,000 from the Empire State Development Corporation (an agency of New York State) to be used towards the construction of the facility. The funding was received in stages as costs are incurred and submitted for reimbursement. The grant stipulates that the Company is obligated to achieve certain annual employment levels at the new site between January 1, 2002 and January 1, 2005 or some or all of the grant will have to be repaid. As of June 30, 2000, $1,000,000 had been received and is recorded as deferred revenue. The remainder of the financing for the new facility, totaling approximately $1,400,000, was provided by a local financial institution in the form of a mortgage loan (See Note 6).

       Depreciation and amortization expense on property and equipment for the years ended June 30, 2001, 2000 and 1999 was $377,832, $274,148 and
       $230,127, respectively.

5.     LINE OF CREDIT

       The Company's subsidiary DJS had a line of credit in the amount of $625,000, of which $-0- and $602,293 was outstanding at June 30, 2001 and 2000. This facility which was a wholesale inventory credit facility was cancelled during the year ended June 30, 2001. DJS secured additional credit limits from its vendors and is not expected to be affected by this cancellation. The line was non-interest bearing and payment terms were net 40. The line was collateralized by all assets of DJS. This facility is included with accounts payable on the balance sheet on June 30, 2000.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.     LONG-TERM DEBT

       Long-term debt at June 30, 2001 and 2000 consists of the following:

                                                                  2001             2000
       Mortgage payable with Central National Bank in the
       original amount of $1,400,000 with interest,
       adjusted every five years, equal to the five-year
       Treasury Bill rate plus 2.5%, not to be less than
       8.25% (8.25% at June 30, 2001), payable in monthly
       installments through October 2019. The mortgage is
       collateralized by a first mortgage lien on the
       Company's headquarters.                                $ 1,350,441      $ 1,380,768

       Less current portion                                       (32,926)         (29,515)
                                                              -----------      -----------
          Long-term debt, net of current portion              $ 1,317,515      $ 1,351,253
                                                              ===========      ===========

       The aggregate principle maturities of long-term debt for each of the subsequent five years and thereafter are as follows:

                  2002                                                                       $       32,926
                  2003                                                                               35,747
                  2004                                                                               38,810
                  2005                                                                               42,136
                  2006                                                                               45,747
                  Thereafter                                                                      1,155,075
                                                                                             --------------

                                                                                             $    1,350,441
                                                                                             ==============

7.     INCOME TAXES

       Income tax expense (benefit) for the years ended June 30, 2001 and 2000 consists of currently payable state and local income taxes.

       At June 30, 2001, the Company has federal net operating loss carryforwards for tax purposes approximating $28,085,000. The years in which the net operating loss carryforwards expire are as follows:
       2002-$48,000; 2003-$3,000; 2004-$6,000; 2008-$1,568,000; 2009-$867,000;
       2011-$2,762,000; 2012-$686,000, 2013-$3,197,000, 2019-$1,350,000,
       2020-$7,698,000, and 2021 - $9,900,000.

       Because of significant changes in ownership during the year, the use of net operating loss carryforwards may be subject to limitation.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.     INCOME TAXES, CONTINUED

       The following table reconciles the expected tax benefit at the federal statutory rate of 34% to the effective tax rate.

                                                                                2001             2000             1999
          Computed expected tax benefit                                     $(3,170,195)     $(1,805,666)     $(1,078,250)
          Increase in valuation allowance                                     3,008,814        1,550,443        1,198,438
          Nondeductible goodwill amortization                                   136,770           27,638           27,638
          Adjustment to prior years' taxes                                       24,871          220,104         (167,436)
          State income taxes, net of federal benefit                             10,560              (67)          (3,191)
          Other nondeductible expenses                                            9,180            7,446           17,966
                                                                            -----------      -----------      -----------

                                                                            $    16,000      $      (102)     $    (4,835)
                                                                            ===========      ===========      ===========

       The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2001, 2000 and 1999 are presented below:

                                                                            2001                     2000
       Deferred income tax asset:
          Allowance for doubtful accounts                             $    180,162             $    139,659
          Inventories, principally due to additional costs
            inventoried for tax purposes pursuant to the
            Tax Reform Act of 1986 and inventory reserves                  363,784                  202,715
          Other liabilities                                                214,235                  165,802
          Deferred revenue                                                  15,786                   53,607
          Net operating loss carryforward                                9,548,781                6,182,781
                                                                      ------------             ------------
               Total gross deferred tax assets                          10,323,548                6,744,564
          Less valuation allowance                                      (9,654,531)              (6,645,717)
                                                                      ------------             ------------
               Net deferred tax asset                                      669,017                   98,847
       Deferred income tax liability:
          Software development costs                                      (647,908)                 (79,438)
          Equipment, principally due to differences in
            depreciation methods                                           (21,109)                 (19,409)
                                                                      ------------             ------------

               Net deferred income taxes                                      $-0-                     $-0-
                                                                      ============             ============

       The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

       The valuation allowance for deferred tax assets as of July 1, 2001 and 2000 was $9,654,531 and $6,645,717, respectively. The net change in the total valuation allowance for the years ended June 30, 2001 and 2000 was an increase of $3,008,814 and $1,550,443, respectively.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.     LEASE COMMITMENTS

       The Company is obligated under operating leases and capital leases for certain equipment and facilities expiring at various dates through the year 2006.

       As of June 30, 2001, future minimum payments by year, and in the aggregate, noncancelable operating leases with initial terms of one year or more consist of the following:

                                                       CAPITAL              OPERATING
                                                       LEASES                LEASES
          Fiscal year ending June 30:

                                       2002          $     6,242           $   351,073
                                       2003                6,242               301,834
                                       2004                2,081               315,766
                                       2005                   --               308,175
                                       2006                   --               229,474
                                                     -----------           -----------
                                                          14,565           $ 1,506,322
                                                                           ===========

             Amounts representing interest                (1,942)
                                                     -----------

          Present value of net minimum lease payments     12,623
          Less current portion                            (4,970)
                                                     -----------

          Long-term portion                          $     7,653
                                                     ===========

       Rental expense was approximately $272,000, $69,000 and $216,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

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

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.     PREFERRED STOCK, CONTINUED

       The Board of Directors has designated 200 shares of preferred stock as Series A Preferred stock, of which 100 shares have been issued to the chairman/chief executive officer of the Company. The holder of the Series A Preferred Stock have the right to elect a majority of the Board of Directors as long as the holder remains, subject to certain conditions, an officer, director and at least 5% shareholder of the Company. To date, the holder of the Series A Preferred Stock has not exercised such right. The holder of the Series A Preferred Stock has a preference on liquidation of $1.00 per share and no dividend or conversion rights. See Footnote 17.

10.    STOCK OPTION PLANS AND STOCK WARRANTS

       A)  2000 AND 1992 EMPLOYEES STOCK OPTION PLANS

       In March 2001, the shareholders approved the 2000 Employees Stock Option Plan ("the 2000 Plan") which provided for the grant of options to purchase up to 5,000,000 shares of the Company's Common Stock. The Company's shareholders were asked to adopt the 2000 Plan since there were no additional shares available for issuance under the 1992 Plan and the 1992 will expire in 2002 and shareholder approval would have been required to increase the number of shares subject to the 1992 Plan. In 2001, the Company filed a registration statement with the SEC to register the shares issued under the 2000 Plan.

       The 1992 Employees Stock Option Plan (the "1992 Plan") provided for the grant of options to purchase 3,000,000 shares of the Company's common stock.

       Under the terms of the two Plans, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISO") under Section 422 of the Internal Revenue Code, or options which do not so qualify ("non-ISOs").

       The Plans are administered by a Compensation Committee designated by the Board of Directors. The Board or the Committee, as the case may be, has the discretion to determine eligible employees and the times and the prices at which options will be granted, whether such options shall be ISOs or non-ISOs, the period during which each option will be exercisable and the number of shares subject to each option. Options generally begin to vest one year after the date of grant. Vesting generally occurs one-third per year over three years. The Board or the Committee has full authority to interpret the Plans and to establish and amend rules and regulations relating thereto. Under the two Plans, the exercise price of an option designated as an ISO may not be less than the fair market value of the Company's common stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent shareholder, the exercise price shall be at least 110% of such fair market value. The aggregate fair market value on the grant date of shares subject to options which are designated as ISOs which become exercisable in any calendar year, shall not exceed $100,000 per optionee.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.    STOCK OPTION PLANS AND STOCK WARRANTS, CONTINUED

       A) 2000 AND 1992 EMPLOYEES STOCK OPTION PLANS, CONTINUED

       The Board or the Committee may in its sole discretion grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option.

       Unless sooner terminated, the 1992 Plan will expire in May 2002 and the 2000 Plan will expire in the year 2010.

                                                                           WEIGHTED
                                                         NUMBER OF      AVERAGE OPTION
                                                          SHARES        PRICE PER SHARE
                                                        ----------      ---------------
       Outstanding at July 1, 1998                       2,338,870           $2.99
       Options granted equal to market price                50,500            1.39
       Options canceled or surrendered                    (404,500)           3.48
                                                        ----------

       Outstanding at July 1, 1999                       1,984,870            2.99
       Options granted equal to market price             1,337,000            1.39
       Options exercised                                  (801,529)           2.93
       Options canceled or surrendered                    (334,168)           3.48
                                                        ----------

       Outstanding at June 30, 2000                      2,186,173            5.67
       Options granted equal to market price             1,863,532            4.93
       Options granted lower than market price             444,668            1.52
       Options exercised                                   (61,733)           2.93
       Options canceled or surrendered                    (247,935)           5.86
                                                        ----------

       Outstanding at June 30, 2001                      4,184,705            4.93
                                                        ==========

       The following is a summary of the status of employee stock options at June 30, 2001:

                                           OUTSTANDING OPTIONS                     EXERCISABLE OPTIONS
                               --------------------------------------------     -------------------------
                                                  AVERAGE                                        WEIGHTED
                                                 REMAINING      WEIGHTED                          AVERAGE
       EXERCISE PRICE                           CONTRACTUAL     AVERAGE                          EXERCISE
           RANGE                 NUMBER             LIFE     EXERCISE PRICE      NUMBER            PRICE
       --------------          ---------        -----------  --------------     ---------        --------
       $1.25 - $5.00           2,724,705            4.0          $3.76          1,029,664          $2.95
       $5.01 - $11.25          1,460,000            3.9           7.11          1,083,333           6.82

       As of June 30, 2001 and 2000, 2,112,997 shares and 1,726,817 shares, respectively, were exercisable under the 2000 and 1992 Employees Stock Option Plan.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.    STOCK OPTION PLANS AND STOCK WARRANTS, CONTINUED

       B)  NON-EXECUTIVE DIRECTOR STOCK OPTION PLAN

       In April 1992, the Board of Directors adopted the Non-Executive Director Stock Option Plan (the "Director Plan") which was approved by the Company's stockholders in May 1992. With the approval of the shareholders, the Director Plan was amended in December 1997. Options are granted under the Director Plan until April 2002 to (i) non-executive directors as defined and (ii) members of any advisory board established by the Company who are not full-time employees of the Company or any of its subsidiaries. The Director Plan provides that each non-executive director will automatically be granted an option to purchase 20,000 shares upon joining the Board of Directors and 10,000 on each September 1st thereafter, provided such person has served as a director for the 12 months immediately prior to such September 1st. Each eligible director of an advisory board will receive, upon joining the advisory board, and on each September 1st thereafter, an additional option to purchase 5,000 shares of the Company's common stock, providing such person has served as a director of the advisory board for the previous 12-month period.

       The exercise price for options granted under the Director Plan is 100% of the fair market value of the common stock on the date of grant. The "fair market value" is the closing NASDAQ bid price, or if the Company's common stock is not quoted by NASDAQ, as reported by the National Quotation Bureau, Inc., or a market maker of the Company's common stock. If the common stock is not quoted by any of the above the Board of Directors acting in good faith will determine fair market value. Until otherwise provided in the Stock Option Plan, the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of common stock of the Company (owned at least 6 months) or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner, as provided in the Director Plan, expires five years from the date of grant. The Director Plan is administered by a committee of the board of directors composed of not fewer than three persons who are officers of the Company (the "Committee"). The Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.    STOCK OPTION PLANS AND STOCK WARRANTS, CONTINUED

       B) NON-EXECUTIVE DIRECTOR STOCK OPTION PLAN, CONTINUED A schedule of director stock option activity is as follows:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                       NUMBER           OPTION
                                                         OF             PRICE
                                                       SHARES         PER SHARE
                                                      --------        ---------
       Outstanding June 30, 1998                       140,000           3.67
       Options granted equal to market price            50,000           1.00
       Options cancelled or surrendered                (60,000)          3.70
                                                      --------

       Outstanding June 30, 1999                       130,000           2.54
       Options granted equal to market price            50,000           0.89
       Options cancelled or surrendered                (10,000)          5.13
       Options exercised                               (40,000)          1.83
                                                      --------

       Outstanding June 30, 2000                       130,000           1.92
       Options granted equal to market price            30,000            .84
       Options exercised                               (20,000)           .92
                                                      --------

       Outstanding June 30, 2001                       140,000           2.68
                                                      ========

       The options range in exercise price from $.84 to $4.81 per share and have a weighted average remaining contractual life of 2.4 years.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.    STOCK OPTION PLANS AND STOCK WARRANTS, CONTINUED

       C)  COMMON STOCK WARRANTS

       A schedule of common stock warrant activity is as follows:

                                                      NUMBER            WARRANT
                                                        OF               PRICE
                                                      SHARES           PER SHARE
       Outstanding July 1, 1998                      2,766,995           $4.07
       Warrants granted equal to market price          232,000            3.02
       Warrants cancelled or surrendered              (100,000)           7.50
                                                    ----------
       Outstanding June 30, 1999                     2,898,995            3.88
       Warrants granted equal to market price          970,000            4.67
       Warrants granted greater than market price    2,949,999            2.44
       Warrants granted lower than market price         25,000            3.00
       Warrants cancelled or surrendered               (30,000)           5.00
       Warrants exercised                           (3,788,517)           3.11
                                                    ----------

       Outstanding June 30, 2000                     3,025,477            3.87

       Warrants granted equal to market price          106,667            2.33
       Warrants granted greater than market price      184,780            5.57
       Warrants granted lower than market price        314,000            5.19
       Warrants cancelled or surrendered              (258,806)           4.60
       Warrants exercised                             (463,668)           3.47
                                                    ----------

       Outstanding June 30, 2001                     2,908,450            4.14
                                                    ==========


       In May 2001 the Company issued 114,000 common stock purchase warrants to two foreign institutions and 150,000 common stock purchase warrants to investment bankers as professional fees related to two private equity financings further described in Footnote 17.

       In October 1999, the Company issued 2,479,999 detachable common stock purchase warrants in connection with a private equity financing further described in Footnote 17. Other warrants issued during the years ended June 30, 2001, 2000 and 1999 were generally to various firms and individuals providing services to the Company.

       The following is a summary of the status of common stock warrants at June 30, 2001:

                                OUTSTANDING WARRANTS                                          EXERCISABLE WARRANTS
       ----------------------------------------------------------------------------       ----------------------------
                                                                        WEIGHTED                              WEIGHTED
                                                    WEIGHTED AVERAGE     AVERAGE                               AVERAGE
                                                       REMAINING        EXERCISE                              EXERCISE
       EXERCISE PRICE RANGE           NUMBER        CONTRACTUAL LIFE      PRICE             NUMBER              PRICE
       --------------------         ---------       ----------------    -----------       ----------          --------
          $1.37 - $4.00             1,648,003              3.2            $1.56            1,648,003            $1.50
          $4.01 - $13.04            1,260,447             12.2             7.50            1,260,447             7.50

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.    STOCK OPTION PLANS AND STOCK WARRANTS, CONTINUED

       D)  OPTION VALUATION

       The weighted average fair value of each option granted under the Company's option plans during fiscal 2001, 2000 and 1999 was $2.90, $5.21 and $2.79, respectively. These amounts were determined using the Black Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option. The dividend yield was zero in 2001 and 2000. The expected volatility was based on the stock prices for the period beginning in May 1992 when the Company completed its first public offering. The expected volatility was 91.6% and 94.2% for 2001 and 2000, respectively. The risk-free interest rate was the rate available on zero coupon U.S. government issues with a term equal to the remaining term for each grant. The risk free rate was 5.1% in 2001, ranged from 6.3% to 6.5% in 2000 and ranged from 4.3% to 5.4% in 1999, respectively. The expected life of the option was estimated based on the exercise history from previous grants and is estimated to be five years.

       The Company applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in the Company's financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. However, compensation cost has been recognized for warrants granted to non-employees for services provided. If under SFAS No. 123, the Company determined compensation cost based on the fair value at the grant date for its stock options, net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                         2001                      2000                        1999
       Net loss
         As reported                               $   (9,340,103)            $   (5,274,043)            $   (3,166,488)
         Pro forma                                    (12,869,273)                (5,599,269)                (3,372,745)

       Basic and diluted loss per share
         As reported                               $         (.63)            $         (.49)                      (.43)
         Pro forma                                           (.86)                      (.51)                      (.46)

       The effects of applying SFAS 123 on providing pro-forma disclosures are not necessarily likely to be representative of the effects on reported net income for future years.

11.    COMMITMENTS - EMPLOYMENT AGREEMENTS AND CONTINGENCIES

       In January, 2000, the Company entered into a new three year employment agreement with its Chief Executive Officer, expiring on January 1, 2003. The agreement provides for (i) a base salary of $250,000 in the first year of the agreement increasing by 10% in each year thereafter; (ii) a bonus equal to 3% of the Company's pre-tax net income, with such additional bonuses as may be awarded in the discretion of the Board of Directors, (iii) certain insurance and severance benefits; and (iv) automobile and expenses.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.    COMMITMENTS - EMPLOYMENT AGREEMENTS AND CONTINGENCIES, CONTINUED

       In July 2000, Authentidate, Inc. entered into an employment agreement with its new Chief Executive Officer for a three year term. The employment agreement provides for (i) annual salary of $250,000, (ii) annual bonus up to $200,000 with a minimum bonus of $80,000 paid with the regular payroll during the first year, (iii) a severance agreement equal to 12 months salary in the event the Company terminates this agreement without cause, (iv) the award of Authentidate common shares equal to 5% of the shares outstanding on the date of the employment agreement, vesting in equal amounts over a four-year period commencing one year from the date of the agreement, and (v) the award of employee stock options to purchase 200,000 Authentidate Holding Corp. common shares vesting in equal amounts over a four-year period, at an exercise price of $6.3125 per share.

       In October 2000, the Company entered into an employment agreement with its Chief Financial Officer which provides for (i) annual salary of $100,000 increasing to $110,000 on January 1, 2001 (ii) annual increases every October to be determined by the Compensation Committee (iii) eligible for annual bonuses at the discretion of Compensation Committee
       (iv) a severance agreement equal to 12 months' salary and (v) the award of Authentidate Inc. stock options equal to 1.25% of the stock outstanding convertible in AHC stock options at such time that the shareholders approve such conversion.

       The Company is in a contractual dispute with a former service provider who is also a shareholder. Included in accrued expenses and other current liabilities is management's estimate of the approximate cost to settle the contractual dispute.

       The Company is the defendant in a third party complaint filed by Shore Venture Group, LLC, a shareholder, in federal District Court in Pennsylvania. Shore Venture is the defendant in an action commenced by Berwyn Capital. The third party complaint alleges a claim for breach of contract and seeks indemnification. The Company moved to dismiss the third party complaint and the motion is currently pending before the Court. The Company believes that the claim will not have a material adverse impact on its, financial condition, results of operations or cash flows.

12.    CASH FLOWS - SUPPLEMENTAL INFORMATION

       CASH FLOWS

       The Company paid interest in the amounts of $115,323, $364,954 and $451,387 for the years ended June 30, 2001, 2000 and 1999, respectively. Income taxes paid aggregated $230, $133 and $4,304 for the years ended June 30, 2001, 2000 and 1999, respectively.

       NONCASH INVESTING AND FINANCING ACTIVITIES

       During the fiscal year ended June 30, 2000, the Company issued 1,223,075 common shares of the Company's stock pursuant to the conversion of $3,975,000 of convertible debt into common stock.

       During the fiscal year ended June 30, 2001, the Company issued 917,608 shares of its common stock with a value approximating $4,200,000, to acquire a portion of the remaining minority interest of Authentidate, Inc. In addition, the Company entered into capital lease obligations totaling $15,923. Furthermore, the Company issued 28,082 shares of common stock out of treasury (totaling $76,719) in connection with preferred stock being converted into common stock.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13.    EMPLOYEE BENEFIT PLAN

       Effective July 1, 1993, the Company implemented a qualified defined contribution 401(k) profit sharing plan for all eligible employees. The Company can make contributions in percentages of compensation, or amounts as determined by the Company. The Company contributed $111,869, $25,878 and $0 to the plan during the years ended June 30, 2001, 2000 and 1999, respectively.

14.    SALE OF BUSINESS

       In June 1999, the Company sold SST in a stock sale. The Company received approximately $3.6 million in cash and approximately $400,000 in accounts receivable and inventory. In 2000, the Company received certain claims from the buyer of SST for indemnification under the agreements governing its sale. A settlement was negotiated and the Company agreed to pay the buyer $341,000 to be paid monthly over fifteen months accruing interest at 6%. This required an additional reserve of approximately $250,000 which was recorded in 1999 related to these claims. The Company realized a loss of approximately $505,000 on the sale. In March 2000, the Company agreed to pay off the settlement in full for a $10,000 discount off the original settlement of $341,000.

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

       At June 30, 2001, accounts receivable from one customer approximated 31% of total accounts receivable.

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

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

16.    SEGMENT REPORTING

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

       The Company's reportable segments are separate divisions which are managed separately. Included in the All Other column in the year ended June 30, 2001 are the Company's other three subsidiaries, Authentidate, Authentigraph, and WebCMN. Included in the All Other column for the year ended June 30, 2000 are Authentidate and Authentigraph. The corporate expenses are non-operating expenses which include all public company type expenses and applies to all of the Company's operating segments and therefore should be segregated.

Segment Information:                       DOCSTAR                DJS             ALL OTHER              TOTALS
                                        ------------         ------------        ------------         ------------
2001
Revenues from external customers        $  6,239,579         $ 11,620,407        $        558         $ 17,860,544
Intersegment revenues                                             428,488                                  428,488
Interest and other revenue                   397,644                                    2,352              399,996
Interest expense                             112,784               12,032                                  124,816
Depreciation and amortization                412,217               58,468           1,120,840            1,591,525
Segment profit/(loss)                       (295,680)             385,283          (4,954,729)          (4,865,126)
Segment assets                            18,777,015            3,372,212           3,746,305           25,895,532

2000
Revenues from external customers        $  5,589,830         $  9,699,764        $        144         $ 15,289,738
Intersegment revenues                                             249,943                                  249,943
Interest and other revenue                   313,084                                       87              313,171
Interest expense                             292,600                7,394                                  299,994
Depreciation and amortization                358,478               48,858             124,867              532,203
Segment profit/(loss)                     (1,177,239)             231,357          (2,342,198)          (3,288,080)
Segment assets                            16,675,343            2,637,368           1,827,971           21,140,682

1999
Revenues from external customers        $  7,674,451         $  9,420,314        $                    $ 17,094,765
Intersegment revenues                                             116,680                                  116,680
Interest and other revenue                   107,208                                                       107,208
Interest expense                             595,345               35,051                                  630,396
Depreciation and amortization                586,591               50,595                                  637,186
Segment profit/(loss)                     (2,178,372)             392,854                               (1,785,518)
Segment assets                            11,831,310            2,667,161                               14,498,471

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

16.    SEGMENT REPORTING, CONTINUED

       RECONCILIATIONS                                          2001                 2000                 1999
                                                                ----                 ----                 ----
       Revenues

       Total revenues for reportable segments              $ 18,289,032         $ 15,539,681         $ 17,211,445
       Elimination of intersegment revenues                    (428,488)            (249,943)            (116,680)
                                                           ------------         ------------         ------------

       Total consolidated revenues                         $ 17,860,544         $ 15,289,738         $ 17,094,765
                                                           ============         ============         ============

       Profit or (loss)
       Total profit or loss for reportable segments        $ (4,865,126)        $ (3,288,080)        $ (1,785,518)
       Product development expenses                          (2,255,284)            (665,533)            (248,801)
       Corporate expenses                                    (2,188,413)          (1,358,311)            (903,356)
       Loss on sale of subsidiary                                    --                   --             (249,568)
       Elimination of intersegment profits                      (15,280)               1,140               15,920
                                                           ------------         ------------         ------------

       Loss before income taxes                            $ (9,220,080)        $ (5,305,069)        $  3,171,323
                                                           ============         ============         ============

       Assets

       Total assets for reportable segments                $ 25,895,532         $ 21,140,682         $ 14,498,471
       Elimination of intersegment profit                       (27,627)             (12,347)             (13,487)
                                                           ------------         ------------         ------------

       Consolidated total assets                           $ 25,867,905         $ 21,128,335         $ 14,484,984
                                                           ============         ============         ============

17.    PRIVATE EQUITY OFFERINGS

       In 2001, the Company, in two separate transactions closed on the sale of $5,500,000 of its securities to two foreign institutions pursuant to Regulation S, promulgated under the Securities Act of 1933, as amended. In the transactions, the Company sold 5,500 of its Series C Convertible Preferred Stock, with a dividend rate of 4%, payable in either cash or Company Common Stock to the foreign institutions convertible at $4.845 per share and five year warrants to purchase 114,000 shares of Common Stock exercisable at $4.845 per share. The conversion price is not subject to resets or adjustments for changes in the market price of the Company's common stock. The right of conversion incorporated into the Series C Preferred Stock constitutes a beneficial conversion feature which was determined to have a value of approximately $1,465,000. The beneficial conversion feature is being amortized as a preferred stock dividend over a one year period commencing July 1, 2001 using the effective interest method. The Company received net proceeds of approximately $5,200,000 from the transaction after paying commissions and expenses. The securities sold in this offering are restricted securities under the terms of Regulation S and may not be transferred or resold in the United States for a period of one year, except pursuant to registration under the Securities Act or an exemption thereunder. The Company has agreed to register the shares underlying the Series C Preferred Stock and Warrants for public distribution in the United States within 180 days from the closing. The Company intends to continue to seek additional funds which may be raised through public or private financing and may include debt or equity securities.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

17.    PRIVATE EQUITY OFFERINGS, CONTINUED

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

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

18.    LOAN - RELATED PARTY

       During fiscal 2001, the Company loaned its CEO/shareholder $317,000 at 9% per annum. The loan, which is due January 5, 2003, has been classified as a reduction to shareholders' equity under the caption "Other equity" in the consolidated balance sheet.

19.    SUBSEQUENT EVENTS

       On September 11, 2001 the World Trade Center (WTC) was attacked by terrorists and destroyed. The Company's Authentidate subsidiary was located in the World Financial Center which is located near the WTC. All our employees safely exited the building the day of the crash. The Company currently can not enter its offices in New York City and does not know when the World Financial Center will be repaired and reopened. The Company is currently searching for alternative space in the New York Metropolitan area. The Authentidate Web hosting site is maintained by AT&T and was not affected by these events and remained fully operational and generating revenue the day of the disaster and its aftermath. The Company believes it has sufficient insurance to cover all extra expenses incurred as a result of this temporary relocation of personnel and does not expect these events to materially affect its operations.

20.    QUARTERLY DATA FINANCIAL (UNAUDITED)

                                                 FIRST              SECOND              THIRD               FOURTH
                                                QUARTER             QUARTER            QUARTER              QUARTER
                                                -------             -------            -------              -------
       Fiscal year ended June 30, 2001
         Net sales                            $ 4,483,479         $ 4,034,523         $ 4,383,397         $ 4,959,145
         Gross profit                           1,307,177           1,168,192           1,046,232           1,189,142
         Net loss                              (1,575,896)         (1,623,016)         (2,976,080)         (3,165,111)
         Loss per share                             (0.11)              (0.11)              (0.20)              (0.21)

       Fiscal year ended June 30, 2000
          Net sales                           $ 3,071,766         $ 4,720,317         $ 3,731,227         $ 3,766,428
          Gross profit                            589,443           1,372,433           1,004,797           1,046,232
          Net loss                             (1,107,490)           (126,619)         (1,141,412)         (2,898,522)
          Loss per share                            (0.15)              (0.01)              (0.09)              (0.24)