Form 10-Q
period 2001-09-30
AUTHENTIDATE HOLDING CORP
filed 2001-11-14
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934


For the quarterly period ended:      SEPTEMBER 30,  2001
                                     -------------------

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -------------------


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

      16,265,426 shares of Common Stock, par value $.001 per share, were outstanding at November 9, 2001.

                           AUTHENTIDATE HOLDING CORP.
                                    FORM 10-Q
                                      INDEX



                                                                        Page No.
                                                                        --------
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

  Consolidated Balance Sheets -
  September 30, 2001 and June 30, 2001                                      3

  Consolidated Statements of Operations -
  Three months ended September 30, 2001
  and September 30,  2000                                                   5

  Consolidated Statements of Cash Flows -
  Three months ended September 30, 2001
  and September 30,  2000                                                   6

  Notes to Consolidated Financial Statements                                7


Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                            11

Item 3 - Quantitative and Qualitative Disclosures About
  Market Risk                                                              14

PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                                 14

Item 6  Reports on Form 8-K and exhibits                                   14

Safe Harbor Statement                                                      14

Signatures                                                                 15

                          PART I FINANCIAL INFORMATION
                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                            September 30,      June 30,
                                                      2001             2001
                                                  (unaudited)
                                                  -----------      -----------
Current Assets:
  Cash and cash equivalents                       $ 6,492,135      $ 9,040,466
  Accounts receivable, net of allowance
   for doubtful accounts of $563,137 at Sept.
   30, 2001 and $532,241 at June 30, 2001           2,454,364        3,574,728
  Due from related parties                             88,177           14,825
  Inventories:
   Finished goods                                     274,955          279,489
   Purchased components & raw material                371,872          520,915
  Prepaid expenses and other current assets           152,681           94,006
                                                  -----------      -----------
   Total current assets                             9,834,184       13,524,429

Property and equipment, net                         3,608,359        3,562,372

Other assets:
  Software development costs, net                   1,669,433        1,905,613
  Excess of cost over net assets of
    acquired companies, net                         5,156,136        5,276,136
  Investment in affiliated companies                1,187,301        1,440,854
  Patent costs, net                                   206,653           86,422
  Other assets                                         81,207           72,079
                                                  -----------      -----------
Total assets                                      $21,743,273      $25,867,905
                                                  ===========      ===========

        See accompanying notes to the consolidated financial statements.

                     AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY                                                September 30,        June 30,
                                                                                        2001               2001
                                                                                    (unaudited)
                                                                                    ------------       ------------
Current liabilities:
  Accounts payable                                                                  $  1,244,098       $  2,765,606
  Accrued expenses and other liabilities                                               1,092,589          1,200,770
  Current portion of long-term debt                                                       32,926             32,926
  Current portion of obligations under capital leases                                      5,072              4,970
  Income taxes payable                                                                       408                633
                                                                                    ------------       ------------
   Total current liabilities                                                           2,375,093          4,004,905
                                                                                    ------------       ------------

Long-term debt, net of current portion                                                 1,309,535          1,317,515
Deferred grant                                                                         1,000,000          1,000,000
Obligations under capital leases, net of current portion                                   6,377              7,653
                                                                                    ------------       ------------
   Total liabilities                                                                   4,691,005          6,330,073
                                                                                    ------------       ------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock -$.10 par value, 5,000,000 shares authorized
    Series A-100 shares issued and outstanding at
          September 30, 2001                                                                  10                 10
    Series B-44,000 shares issued and outstanding
          at Sept. 30, 2001 and 48,000 at June 30, 2001                                    4,400              4,800
    Series C-5,500 shares issued and outstanding
          at September 30, 2001                                                              550                550
  Common stock-$.001 par value; 40,000,000
   shares authorized; shares issued and outstanding:
   16,180,426 at Sept. 30, 2001 and
   16,114,093 at June 30, 2000                                                            16,180             16,114
  Additional paid-in capital                                                          52,035,563         51,634,783
  Accumulated deficit                                                                (34,342,262)       (31,283,665)
                                                                                    ------------       ------------
                                                                                      17,714,441         20,372,592
  Other equity                                                                          (662,173)          (834,760)
                                                                                    ------------       ------------
   Total shareholders' equity                                                         17,052,268         19,537,832
                                                                                    ------------       ------------
Total liabilities and shareholders' equity                                          $ 21,743,273       $ 25,867,905
                                                                                    ============       ============

         See accompanying notes to the consolidated financial statements

                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the 3 months ended
                                                September 30,     September 30,
                                                    2001              2000
                                                (unaudited)       (unaudited)
                                                -----------       -----------

Net sales                                       $ 3,263,503       $ 4,483,479

Cost of goods sold                                2,023,761         3,176,302

                                                -----------       -----------
  Gross profit                                    1,239,742         1,307,177

Selling, general and
    administrative expenses                       2,713,719         2,346,415

Product development costs                           917,874           629,790
                                                -----------       -----------
  Operating loss                                 (2,391,851)       (1,669,028)

Other income (expense):

Interest expense                                    (28,184)          (28,428)
Interest and other income                            64,618           122,060
Equity in net loss of affiliated companies         (253,553)               --
                                                -----------       -----------
  Loss before income taxes                       (2,608,970)       (1,575,396)

Income tax expense                                       --               500
                                                -----------       -----------

Net loss                                        ($2,608,970)      ($1,575,896)
                                                ===========       ===========

Per share amounts basic and diluted:

Net loss per common
    share                                            ($0.19)           ($0.11)
                                                ===========       ===========

        See accompanying notes to the consolidated financial statements.

                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                 For the 3 months ended
                                                             September 30,     September 30,
                                                                 2001              2000
                                                             (unaudited)       (unaudited)
                                                             -----------       -----------
Cash flows from operating activities:
Net loss                                                     ($2,608,970)      ($1,575,896)
Adjustments to reconcile net loss to
  net cash provided by/(used in) operating activities:
    Depreciation and amortization                                375,983           198,536
    Provision for doubtful accounts                               31,345            34,843
    Non cash stock compensation                                  172,587
    Equity in net loss of affiliates                             253,553
    Changes in operating assets and liabilities:
         Accounts receivable and other receivables             1,015,667           280,266
         Inventories                                             153,577           366,253
         Prepaid expenses and other current assets               (58,675)          314,564
         Accounts payable and other current liabilities       (1,714,064)          735,594
         Income taxes                                               (225)              400
                                                             -----------       -----------
         Net cash provided by/(used in) operating
              activities                                      (2,379,222)          354,560
                                                             -----------       -----------
Cash flows from investing activities:
  Property, plant and equipment expenditures                    (152,004)         (157,779)
  Software development costs                                     (31,419)         (378,048)
  Other intangible assets                                        (11,728)          (22,280)
                                                             -----------       -----------
         Net cash used in investing activities                  (195,151)         (558,107)
                                                             -----------       -----------
Cash flows from financing activities:
  Principle payments on long-term debt                            (7,980)           (7,350)
  Principle payments on capital leases                            (1,174)
  Payment of registration costs                                   (8,679)
  Exercise of warrants and options                                43,875           433,575
  Preferred stock dividends                                                        (31,250)
                                                             -----------       -----------
         Net cash provided by financing activities                26,042           394,975
                                                             -----------       -----------
Net increase/(decrease) in cash and cash equivalents          (2,548,331)          191,428
Cash and cash equivalents, beginning of year                   9,040,466         7,965,496
                                                             -----------       -----------
Cash and cash equivalents, end of period                     $ 6,492,135       $ 8,156,924
                                                             ===========       ===========

        See accompanying notes to the consolidated financial statements.

                           AUTHENTIDATE HOLDING CORP.
ITEM 1.            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for the a fair statement of the results for such periods. The consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries DJS Marketing Group, Inc.
(DJS),  Authentidate, Inc. and WebCMN, Inc., and are referred to as the Company.

2. In the fiscal year ended June 30, 2001, the Company issued 917,608 shares of AHC common stock to acquire approximately 25% of the outstanding shares not owned by AHC of Authentidate, Inc. and as of September 30, 2001 owns approximately 98% of Authentidate, Inc. The acquisition of the minority interest was accounted for under the purchase method of accounting.

3. During the fiscal year ended June 30, 2000 the Company formed a new subsidiary, Authentidate, Inc., to provide security software products and related services. Authentidate, Inc. has developed a product which allows users to verify the authenticity of digital documents and images by imbedding an unalterable date and time stamp into digital images. Using this software technology a customer can prove content as well as date and time authenticity of a digital document. The Company expects the Authentidate software to be used for various business applications such as proving authenticity of digital legal documents, contracts, human resource records, medical records and numerous other potential uses. It may also be used to send notarized e-mail. The Company has also organized a joint venture company to develop a service using the Authentidate software to focus on the collectibles market and offer a service to prove authenticity of collectibles such as sports memorabilia and artwork. The Company formed another subsidiary WebCMN to utilize the Authentidate technology in the medical supplies business during the fiscal year ended June 30, 2001. The Company also formed a joint venture known as Authentidate International Holdings, AG (Authentidate AG), with a German partner in Europe to develop and market a similar product in Europe and parts of Asia.

4. The results of operations for the three months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

5. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 2001.

6. During the three months ended September 30, 2001; 13,000 common stock options were exercised.

7. The following represents the reconciliation of the basic and diluted loss per share amounts for the three months ended September 30, 2001 and 2000.

                                                     September 30,
                                                     -------------
                                                  Three Months Ended
                                                  ------------------
                                                 2001            2000
                                                 ----            ----
Net income/(loss)                           ($ 2,608,970)   ($ 1,575,896)
Preferred stock dividends                       (449,625)        (31,250)
                                           ------------------------------
Loss applicable to common shareholders      ($ 3,058,595)   ($ 1,607,146)

Weighted average shares                       16,143,078      14,614,182
Basic and diluted EPS                              ($.19)          ($.11)

      The impact of options, warrants and convertible notes was antidilutive to the calculation of basic and dilutive loss per share and were accordingly excluded from the calculation. The preferred stock dividends for the quarter ended September 30, 2001 includes amortization of the beneficial conversion feature of Series C Preferred Stock approximating $365,000.

8. The Company's reportable segments are separate divisions which are managed separately. Included in the All Other column are operations of Authentidate as well as WebCMN and Authentigraph which were both insignificant. Authentigraph is inactive and will be dissolved. The Corporate expenses are non-operating expenses which include all public company type activities and apply to all of the Company's operating divisions and therefore should be segregated.

SEGMENT INFORMATION
FOR THE THREE MONTHS ENDED:

SEPTEMBER 30, 2001:                     DocStar             DJS           All Other          Totals
                                        -------             ---           ---------          ------
Revenues from external customers      $ 1,448,985       $ 1,789,518      $    25,000       $ 3,263,503
Intersegment revenues                                        35,449                             35,449
Segment profit/(loss)                     (80,086)           44,390       (1,254,120)       (1,289,816)

SEPTEMBER 30, 2000:
Revenues from external customers      $ 1,695,509       $ 2,787,486      $       484       $ 4,483,479
Intersegment revenues                                        79,193                             79,193
Segment profit/(loss)                      67,658            76,369         (879,677)         (735,650)

RECONCILIATION:                              Sept. 30, 2001        Sept. 30, 2000
                                             --------------        --------------
Total revenues from segments                  $ 3,298,952           $ 4,562,672
Elimination of intersegment revenues              (35,449)              (79,193)
                                              -----------           -----------
Total consolidated revenues                   $ 3,263,503           $ 4,483,479
                                              ===========           ===========

Total pre-tax loss of segments                ($1,289,816)          ($  735,650)
Product development expenses                     (917,874)             (629,790)
Corporate expenses                               (414,707)             (212,860)
Elimination of intersegment profits                13,427                 2,904
                                              -----------           -----------
Loss before income taxes                      ($2,608,970)          ($1,575,396)
                                              ===========           ===========

9. The components of Other Equity include non-cash compensation expense to be amortized over the next 6 months ($345,173) and a loan to a shareholder/officer ($317,000).

10. There's a three month delay in recording the results of operations from the Company's European joint venture Authentidate AG. So results for the quarter ending

June 30, 2001 are included in the September 30, 2001 financial statements. The delay is due to the fact the joint venture subcontracts certain accounting functions and because of certain translation issues. The Company owns 39% of Authentidate AG and records net income or loss on the equity basis and the delay is not material to the Company's financial statements.

11. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS No. 133 on July 1, 2001. Since the Company has not yet entered into any derivative instruments, the adoption of this standard has not had a material effect on the Company's financial condition, results of operations or cash flows

      Effective July 1, 2001, the Company adopted SFAS 141 and SFAS 142. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS 142.

      During the first quarter of fiscal 2002, no goodwill was acquired, impaired or written off. The changes in the carrying amount of goodwill for the quarter ended September 30, 2001, are as follows:

                                                DJS          Authentidate         Total
                                                ---          ------------         -----
Balance June 30, 2001                      $ 1,173,665       $ 4,102,471       $ 5,276,136
Reclass to patents based on valuation                           (120,000)         (120,000)
                                           -----------       -----------       -----------
Balance Sept. 30, 2001                     $ 1,173,665       $ 3,982,471       $ 5,156,136

      Amortization expense of goodwill totaled $0 and $20,322 for the quarters ended September 30, 2001 and 2000, respectively and had no effect on basic or diluted loss per share.

      The DJS segment has achieved operating results which are consistent with prior periods. The Authentidate segment is a new segment with a limited operating history. Based on forecasts and expectations, the Company does not believe there is an impairment issue at this point in time with regard to Authentidate and will continue to review this issue each quarter.

      Intangible assets amortization expense for the first quarter of fiscal 2002 was $2,367.

                            June 30, 2001                   Sept. 30, 2001
                  ---------------------------------         --------------
                  Gross Carrying        Accumulated         Gross Carrying
                      Amount           Amortization             Amount
Patents              $95,885             $(9,463)              $225,658
Trademarks            77,945             (10,313)                79,900

      No significant residual value is estimated for these intangible assets. Patent and trademark amortization expense is expected to be immaterial the remainder of fiscal 2002 as well as 2003, 2004, 2005 and 2006.

12. During the quarter ended September 30, 2001 the Company incurred a net loss of $2,608,970 and cash used in operating activities totaled $2,379,222. The Company's cash balance decreased from $9,040,466 to $6,492,135 from June 30, 2001 to September 30, 2001. To date the Company has been largely dependent on its ability to sell additional shares of its common stock to obtain financing to fund its operating deficits. Under its current operating plan to introduce the new Authentidate technology, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of its products and the Company's ability to reduce overhead costs. If the Company is unable to attain projected sales levels for Authentidate and other products, or is unable to implement cost reduction strategies, it may be necessary to raise additional capital to fund operations and meet its obligations. There is no assurance that such funding will be available, if needed.

13. As described in our report on Form 10-K for the fiscal year ended June 30, 2001, we are involved in the following pending and threatened legal proceedings. We are the defendant in a third party complaint filed by Shore Venture Group, LLC in Federal District Court of Pennsylvania. Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleges a claim of breach of contract and seeks indemnification. We moved to dismiss the third party complaint and the motion is currently pending before the Court. Management believes that the claim will not have a material adverse impact on our financial condition, results of operations or cash flow. We have also been advised of a claim by Shore Venture Group concerning additional shares of Common Stock of our subsidiary, Authentidate, Inc.

      We are conducting settlement negotiations with Shore Venture and believe that the claim will not have a material adverse impact on our financial condition, results of operations or cash flow.

      We are engaged in no other litigation the effect of which would be anticipated to have a material adverse impact on our financial condition or results of operations.

14. No statement of comprehensive income has been included in the accompanying financial statements since the Company does not have any comprehensive income to report.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

      In August 2001, the FASB issued SFAS No.143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will not have a material impact on its financial statements

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposals of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
ITEM 2.          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company is involved in the development of security software technology, document imaging products and systems integration services and products. The Company's products include DocStar document imaging products, Authentidate Enterprise Edition and system integration services and products through our DJS subsidiary. Revenues during the current fiscal year have been derived from systems integration services and products and document imaging products primarily.

      The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and notes contained elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

      The Company realized a consolidated net loss of $2,608,970 ($.19 per share) for the three months ended September 30, 2001. This compares to a consolidated net loss of $1,575,896 ($.11 per share) for the three months ended September 30, 2000. As reported under Footnote 8 (Segment Information), the losses increased as a result of losses incurred primarily by the Company's Authentidate subsidiary. Authentidate, Inc. has incurred sales, marketing, programming and general administrative expenses. Authentidate recorded it's first business to business (B2B) sale during the quarter ended September 30, 2001. The Company's DocStar Division incurred a small segment loss for the three months ended September 30, 2001 in the amount of $80,086 which compares to a segment profit of $67,658 for the same period last year. The decrease is due to a decrease in sales in the amount of $247,000 compared to the prior year. The DJS subsidiary realized a segment profit of $44,390 compared to the prior year of $76,369.

      The Company had consolidated net sales of $3,263,503 and $4,483,479 for the three months ended September 30, 2001 and 2000, respectively. The major reason for the decrease was due to product mix in DJS which realized fewer direct hardware sales but saw an increase in indirect sales where DJS earns a fee from the computer hardware manufacturer. Indirect sales earn the same gross profit as a direct hardware sale but fewer sales revenue dollars as a result sales volume decreased by about $1,000,000 but gross profit remained about the same. DJS also saw an increase in it's integration services business which has a much higher margin than hardware sales. The small DocStar sales decrease of $247,000 is believed to be the result of timing. DocStar released a new version of it's software on October 31, 2001 and some customers delayed purchases in September in anticipation of this new product which is considered a major upgrade.

      Consolidated gross profit for the three months ended September 30, 2001 was $1,239,742 compared to $1,307,177 for the same quarter last year. This decrease is due to the sales decrease discussed above and additional cost of sales incurred by Authentidate for it's web hosting operation. The consolidated profit margin was 38.0% for the three months ended September 30, 2001 compared to 29.2% for the same quarter last year. Gross profit margin is defined as gross profit as a percentage of sales.

      Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $2,713,719 for the three months ended September 30, 2001 compared to $2,346,415 for the same quarter last year. The increase is mainly due to Authentidate which has incurred significant sales and marketing expenses in the process of introducing it's innovative software product to the business world.

      Other significant expenses include general and administrative expenses, including payroll related costs, rent and facility costs. DJS S,G&A expenses remained essentially unchanged. DocStar S,G&A expenses increased by $126,000 as a result of increases in salary costs. The parent company also incurred a non-cash charge of $172,587 for stock compensation expense as a result of the stock conversion to Authentidate Holding Corp. during the fiscal year ended June 30, 2001. As a percentage of sales, S,G&A costs were 83.2% for the three months ended September 30, 2001 compared to 52.3% for the same quarter last year. This statistic is really not meaningful because most of the S,G&A costs are being incurred by Authentidate ($905,000) and sales are not yet significant. DJS S,G&A costs totaled $503,000 compared to $483,000 last year and DocStar S,G&A costs totaled $792,000 compared to $666,000 last year. Most of the remaining S,G&A costs were incurred by the Corporate holding company.

      Interest expense was $28,184 for the three months ended September 30, 2001 and $28,428 for the same quarter last year.

      Product development expenses, excluding capitalized costs and including amortization of capitalized costs, relate to software development for Authentidate and for DocStar. These costs totaled $917,874 for the three months ended September 30, 2001 compared to $629,790 for the same quarter last year. The increase is due to product development of the Authentidate software product. The Company has a policy of capitalizing qualified software development costs after technical feasibility has been established and amortizing those costs over three years as product development expense. The amortization expense of software development costs amounted to $268,000 for the three months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of all long-term debt at September 30, 2001 totaled $1,342,461 all of which relates to a mortgage loan on the Company's principle office located in Schenectady, NY.

      Property, plant and equipment expenditures totaled $152,004 and capitalized software development expenditures totaled $31,419 for the three months ended September 30, 2001, respectively. There are no significant purchase commitments outstanding.

      The Company's cash balance at September 30, 2001 was $6,492,135 and total assets were $21,743,273. Management believes existing cash and short-term investments should be sufficient to meet the Company's operating requirements for the next twelve months. However, the Company intends to spend significant effort and resources (monetary and otherwise) to expand the Authentidate business.

      As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2001, at the annual meeting of shareholders held on March 23, 2001, our shareholders approved our proposal to acquire the outstanding minority interests of our Authentidate, Inc. subsidiary in exchange for securities of our company on a 1.5249:1 basis. This proposal was also recommended to our shareholders in connection with the decision of our Board of Directors to focus on our Authentidate business line. Security holders owning an aggregate of 601,750 shares of Common Stock and an aggregate of 616,623 options and warrants of Authentidate, Inc. have accepted the exchange offer and we have issued an aggregate of 917,608 shares of our Common Stock and 940,289 options and warrants to these security holders. The transactions pursuant to which the securities were issued were exempt from registration under the Section 4(2) of the Securities Act of 1933, as amended.

      As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2001, in May, 2001 we consummated two financings under Regulation S, which resulted in our receipt of an aggregate of $5,500,000 in gross proceeds. In these transactions we sold a total of 5,500 shares of our newly created Series C Convertible Preferred Stock and warrants to purchase 114,000 shares of our Common Stock. The Series C Preferred Stock is convertible into Common Stock at a conversion price of $4.845 per share and the warrants are exercisable at $4.845 per share for a period of five years from the date of issuance. The conversion price is not subject to any resets or adjustments for changes in the market price of our Common Stock. The Series C Preferred Stock also pays an annual 4% dividend, payable in cash or stock at our election, until conversion or redemption. We received approximately an aggregate of $5,200,000 in net proceeds after payment of commissions and expenses. The proceeds of these transactions will be used to increase the business development, marketing and sales efforts for Authentidate services, along with general working capital needs of the Company.

      The transactions were completed under Regulation S of the Securities Act of 1933, as amended, and the securities sold in the offering are deemed restricted securities under Regulation S. Accordingly these securities may not be sold or transferred in the United States for a period of one year, except pursuant to registration under the Securities Act or exemption therefrom. We have agreed to register for resale the shares of Common Stock which may be (1) issued upon the conversion of the Series C Preferred Stock; (2) paid as dividends on Series C Preferred Stock; and (3) issued upon the exercise of the warrants.

      During the quarter ended September 30, 2001 the Company incurred a net loss of $2,608,970 and cash used in operating activities totaled $2,379,222. The Company's cash balance decreased from $9,040,466 to $6,492,135 from June 30, 2001 to September 30, 2001. To date the Company has been largely dependent on its ability to sell additional shares of its common stock to obtain financing to fund its operating deficits. Under its current operating plan to introduce the new Authentidate technology, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of its products and the Company's ability to reduce overhead costs. If the Company is unable to attain projected sales levels for Authentidate and other products, or is unable to implement cost reduction strategies, it may be necessary to raise additional capital to fund operations and meet its obligations. There is no assurance that such funding will be available, if needed.

PRESENT ACCOUNTING STANDARDS NOT YET ADOPTED

      In August 2001, the FASB issued SFAS No.143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will not have a material impact on its financial statements

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposals of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

      As described in our report on Form 10-K for the fiscal year ended June 30, 2001, we are involved in the following pending and threatened legal proceedings.

      We are the defendant in a third party complaint filed by Shore Venture Group, LLC in Federal District Court of Pennsylvania. Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleges a claim of breach of contract and seeks indemnification. We moved to dismiss the third party complaint and the motion is currently pending before the Court. Management believes that the claim will not have a material adverse impact on our financial condition, results of operations or cash flow.

      We have also been advised of a claim by Shore Venture Group concerning additional shares of Common Stock of our subsidiary, Authentidate, Inc. We are conducting settlement negotiations with Shore Venture and believe that the claim will not have a material adverse impact on our financial condition, results of operations or cash flow.

      We are engaged in no other litigation the effect of which would be anticipated to have a material adverse impact on our financial condition or results of operations.

Item 6  Exhibits and Reports on Form 8-K

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

      Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of the DocStar, Authentidate and related product lines, competition, pricing, technological changes, technological implementation of the Authentidate business plan and other risks as discussed in the Company's filings with the Securities and Exchange Commission, in particular its Annual Report on Form 10-K for the year ended June 30, 2001, the Registration Statement on Form S-3 declared effective on July 30, 1996, the Registration Statement on Form SB-2 declared effective February 14, 2000 and the Registration Statement on Form S-3 declared effective January 5, 2001 all of which risk factors could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AUTHENTIDATE HOLDING CORP.

November 14, 2001                   /s/ John T. Botti
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