Form 10-K/A
period 2001-06-30
AUTHENTIDATE HOLDING CORP
filed 2002-01-30
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended      June 30, 2001
                          -----------------------

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to
                               ---------------    ---------------

                           Commission File No. 0-20190

                           AUTHENTIDATE HOLDING CORP.
--------------------------------------------------------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

                Delaware                                   14-1673067
      -------------------------------                 -------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

            2165 Technology Drive Schenectady, N.Y.        12308
            ----------------------------------------    ----------
            (Address of principal executive offices)    (Zip Code)

          Issuer's telephone number, including area code (518) 346-7799
                                                         --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                               Name of Each Exchange on
            Title of Each Class                     Which Registered
            -------------------                ------------------------
                  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
--------------------------------------------------------------------------------
                                (Title of class)

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

      On October 10, 2000, we entered into a Letter of Intent with the Company and Internet Venture Capital, LLC, to enter into a Joint Venture Agreement and License Agreement providing for the development of a business plan and to market a service to authenticate and record signatures on sports and entertainment memorabilia. One of the members of Internet Venture Capital are affiliated with the "groups" (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) listed in the Report on Form 10-K for the fiscal year ended June 30, 2001, as owning more that 5% of our outstanding common stock, see "Voting Securities and Security Ownership of Certain Beneficial Owners and Management." As of the date of this Amendment No. 1 to Form 10- K, the equity interest of the member of Internet Venture Capital has decreased to below 5%. Although the transaction contemplated by the Letter of Intent was been terminated by the mutual consent of the parties, on May 24, 2001, AHC, Internet Venture Capital, LLC and Nicholas Themelis a former director and executive officer of AHC entered into an agreement to govern the operation of Authentidate Sports Edition, Inc. and to develop the service offering of this new company, which is to apply the Authentidate technology to the field of sports and entertainment memorabilia.

      Pursuant to the agreement to operate Authentidate Sports Edition, Authentidate Holding Corp. and Internet Venture Capital will become owners of 50% of the equity of Authentidate Sports Edition; provided, however, that Internet Venture Capital will transfer to Mr. Themelis 20% of its equity interest in the company. Internet Venture Capital and Mr. Themelis subsequently agreed that the percentage interest to be transferred to him would be reduced to 6%. The agreement further provided that AHC will invest an aggregate of $1million into Authentidate Sports Edition; provided, however, that with the exception of an initial investment of $250,000, the balance of its obligation is contingent upon its completion of a financing of not less than $10 million. Under the agreement, Internet Venture Capital was given credit as a capital contribution for accrued expenses of $250,000 incurred in prior development activities.

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

3.1.4          Certificate of Amendment of Certificate of Designations,
               Preferences and Rights and Number of Shares of Series C
               Convertible Preferred Stock (Exhibit 3.1.4 to Form 10- K dated
               September 26, 2001).

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

4.5            Terms of Warrants and Global Warrant expiring August 11, 2002
               (Exhibit 4.9 to the Company's Form 10-KSB dated June 30, 1997).

Exhibit No.       Description
-----------       -----------

4.6            Form of Warrant issued to Windhorst New Technologies, Agi.G and
               PFK Development Group I, LLC (Exhibit 4.10 to the Company's Form
               10-KSB dated June 30, 2000)

4.7 Form of Warrant issued to certain individuals in fiscal year ended June 30, 2001 (Exhibit 4.7 to Form 10-K dated September 26,
               2001).

4.8            Form of Warrant issued in connection with Series C Preferred
               Stock Offering (Exhibit 4.2 to Form 10-Q dated May 14, 2001).

4.9            Form of Series C Preferred Stock Certificate (Exhibit 4.9 to Form
               10-K dated September 26, 2001).

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

10.15          Form of Security Exchange Agreement entered into between
               Authentidate Holding Corp., Authentidate, Inc. and certain security holders of Authentidate, Inc. (Exhibit 10.15 to Form
               10-K dated September 26, 2001).

10.16*         Agreement dated May 24, 2001 between Authentidate Holding Corp.,
               Authentidate, Inc., Internet Venture Capital, LLC and Nicholas
               Themelis.

10.17 Underlease Agreement of Authentidate, Inc. for a portion of the 43rd Floor at 2 World Financial Center. (Exhibit 10.17 to Form
               10-K dated September 26, 2001).

21             Subsidiaries of Registrant (Exhibit 21 to Form 10-K dated
               September 26, 2001).

23 Consent of PricewaterhouseCoopers, LLP (Exhibit 23 to Form 10-K dated September 26, 2001).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AUTHENTIDATE HOLDING CORP.

                                        By: /s/ John T. Botti
                                           ------------------------------------
                                            John T. Botti
                                            President, Chairman of the Board
                                            and Chief Executive Officer
Dated: January 24, 2002

      Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons in the capacities and on the dates indicated:


       Signature              Capacity                               Date
       ---------              --------                               ----

/s/ John T. Botti             President, Chairman of the        January 24, 2002
------------------------      Board and Chief Executive
John T. Botti                 Officer

/s/ Ira C. Whitman            Senior Vice President             January 24, 2002
------------------------      and Director
Ira C. Whitman

/s/ Robert Van Naarden        Director and Chief Executive      January 24, 2002
------------------------      Officer Of Authentidate, Inc.
Robert Van Naarden

/s/ Steven A. Kriegsman       Director                          January 27, 2002
------------------------
Steven A. Kriegsman

/s/ J. Edward Sheridan        Director                          January 24, 2002
------------------------
J. Edward Sheridan

/s/ Charles C. Johnston       Director                          January 29, 2002
------------------------
Charles C. Johnston

/s/ Dennis H. Bunt            Chief Financial Officer and       January 24, 2002
------------------------      Principal Accounting Officer
Dennis H. Bunt

/s/ Thomas Franceski          Vice President -                  January 24, 2002
------------------------      Technology Products Group
Thomas Franceski