Form 10-Q
period 2001-12-31
AUTHENTIDATE HOLDING CORP
filed 2002-02-08
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   DECEMBER 31,  2001
                                  ------------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----    THE SECURITIES EXCHANGE ACT OF 1934

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

         16,365,424 shares of Common Stock, par value $.001 per share, were outstanding at February 5, 2002.

                           AUTHENTIDATE HOLDING CORP.
                                    FORM 10-Q
                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I FINANCIAL INFORMATION
Item 1 - Financial Statements

  Consolidated Balance Sheets -
  December 31, 2001 and June 30, 2001                                       3

  Consolidated Statements of Operations -
  Six and three months ended December 31, 2001
  and December 31, 2000                                                     5

  Consolidated Statements of Cash Flows -
  Six months ended December 31, 2001
  and December 31, 2000                                                     6

  Notes to Consolidated Financial Statements                                7

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                            12

Item 3 - Quantitative and Qualitative Disclosures About
  Market Risk                                                              16

PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                                 17

Item 4 - Submission of Matters to a Vote of
  Security Holders                                                         17

Item 5 - Other Information                                                 18

Item 6  Reports on Form 8-K and exhibits                                   18

Safe Harbor Statement                                                      18

Signatures                                                                 19

                          PART I FINANCIAL INFORMATION
                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

             (unaudited except for the June 30, 2001 balance sheet)

ASSETS                                                                          December 31,       June 30,
                                                                                    2001             2001
                                                                                -----------      -----------
Current Assets:
     Cash and cash equivalents                                                  $ 3,971,312      $ 9,040,466
     Accounts receivable, net of allowance
       for doubtful accounts of $532,231 at Dec.
       31, 2001 and $532,241 at June 30, 2001                                     2,572,663        3,574,728
     Due from related parties                                                        80,467           14,825
     Inventories:
       Finished goods                                                               371,457          279,489
       Purchased components & raw material                                          508,996          520,915
     Prepaid expenses and other current assets                                      150,048           94,006
     Note receivable                                                                122,287
                                                                                -----------      -----------
       Total current assets                                                       7,777,230       13,524,429

Property and equipment, net                                                       3,605,315        3,562,372

Other assets:
     Software development costs, net                                              1,472,780        1,905,613
     Excess of cost over net assets of
       acquired companies, net                                                    5,156,136        5,276,136
     Investment in affiliated companies                                           1,023,924        1,440,854
     Patent costs, net                                                              232,132           86,422
     Note receivable                                                                227,713
     Due from Authentidate AG                                                       500,000
     Other assets                                                                    91,238           72,079
                                                                                -----------      -----------
Total assets                                                                    $20,086,468      $25,867,905
                                                                                ===========      ===========





        See accompanying notes to the consolidated financial statements.

                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (unaudited except for the June 30, 2001 balance sheet)


LIABILITIES AND SHAREHOLDERS' EQUITY                                            December 31,       June 30,
                                                                                    2001             2001
                                                                                -----------      -----------
Current liabilities:
     Accounts payable                                                           $ 1,516,334      $ 2,765,606
     Accrued expenses and other liabilities                                       1,274,464        1,200,770
     Current portion of long-term debt                                               29,515           32,926
     Current portion of obligations under capital leases                             17,716            4,970
     Income taxes payable                                                            11,416              633
                                                                                -----------      -----------
       Total current liabilities                                                  2,849,445        4,004,905

Long-term debt, net of current portion                                            1,304,801        1,317,515
Deferred grant                                                                    1,000,000        1,000,000
Obligations under capital leases, net of current portion                             33,993            7,653
                                                                                -----------      -----------
       Total liabilities                                                          5,188,239        6,330,073
                                                                                -----------      -----------
Commitments and contingencies

Shareholders' equity:
     Preferred stock - $.10 par value, 5,000,000 shares authorized:
       Series A - 100 shares issued and outstanding                                      10               10
       Series B - 38,000 shares issued and outstanding
            at Dec. 31, 2001 and 48,000 at June 30, 2001                              3,800            4,800
       Series C - 5,500 shares issued and outstanding                                   550              550
     Common stock - $.001 par value; 40,000,000
       shares authorized; shares issued and outstanding:
       16,265,426 at December 31, 2001 and
       16,114,093 at June 30, 2000                                                   16,265           16,114
     Additional paid-in capital                                                  52,376,546       51,634,783
     Accumulated deficit                                                        (37,009,355)     (31,283,665)
                                                                                -----------      -----------
                                                                                 15,387,816       20,372,592
     Other equity                                                                  (489,587)        (834,760)
                                                                                -----------      -----------
       Total shareholders' equity                                                14,898,229       19,537,832
                                                                                -----------      -----------
Total liabilities and shareholders' equity                                      $20,086,468      $25,867,905
                                                                                ===========      ===========


        See accompanying notes to the consolidated financial statements.

                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                For the 3 months ended                For the 6 months ended
                                            December 31,       December 31,       December 31,       December 31,
                                                2001               2000               2001               2000
                                            -----------        -----------        -----------        -----------
Net sales                                   $ 4,131,286        $ 4,034,523        $ 7,394,789        $ 8,518,002

Cost of goods sold (note 1)                   2,687,474          2,866,331          4,711,235          6,042,633

                                            -----------        -----------        -----------        -----------
     Gross profit                             1,443,812          1,168,192          2,683,554          2,475,369

Selling, general and
       administrative expenses                2,755,773          2,487,974          5,469,492          4,834,389

Product development costs                       783,733            334,022          1,701,607            963,812
                                            -----------        -----------        -----------        -----------
     Operating loss                          (2,095,694)        (1,653,804)        (4,487,545)        (3,322,832)

Other income (expense):

Interest expense                                (27,983)           (33,369)           (56,167)           (61,797)
Interest and other income                        36,254            121,220            100,872            243,280
Equity in net loss of affiliated
     companies                                 (183,378)           (43,563)          (436,931)           (43,563)
                                            -----------        -----------        -----------        -----------
     Loss before income taxes                (2,270,801)        (1,609,516)        (4,879,771)        (3,184,912)

Income tax expense                                6,000             13,500              6,000             14,000
                                            -----------        -----------        -----------        -----------
Net loss before minority interest            (2,276,801)        (1,623,016)        (4,885,771)        (3,198,912)

Minority interest                                53,846                                53,846
                                            -----------        -----------        -----------        -----------
Net loss                                    $(2,222,955)       $(1,623,016)       $(4,831,925)       $(3,198,912)
                                            ===========        ===========        ===========        ===========

Per  share amounts basic and diluted:

Net loss per common
     share                                 ($      0.16)      ($      0.11)      ($      0.35)      ($      0.22)
                                            ===========        ===========        ===========        ===========


note 1:
Cost of sales excludes amortization
     of software development
     costs of:                              $   252,000        $    61,000        $   520,000        $   231,000

See accompanying notes to the consolidated financial statements.

                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                           For the 6 months ended
                                                                       December 31,       December 31,
                                                                           2001               2000
                                                                       -----------        -----------
Cash flows from operating activities:
Net loss                                                              ($ 4,831,925)      ($ 3,198,912)
Adjustments to reconcile net loss to
     net cash provided by/(used in) operating activities:
       Depreciation and amortization                                       763,403            509,469
       Provision for doubtful accounts                                      66,934             64,090
       Non cash stock compensation                                         345,174
       Non cash S,G&A expense                                                                  24,168
       Equity in net loss of affiliates                                    416,930             43,563
       Changes in operating assets and liabilities:
            Accounts receivable and other receivables                      869,489                905
            Inventories                                                    (80,049)           670,134
            Prepaid expenses and other current assets                      (56,044)           440,585
            Accounts payable and other current liabilities              (1,285,578)         1,064,551
            Income taxes                                                    10,783             13,900
                                                                       -----------        -----------
            Net cash provided by/(used in) operating
                   activities                                           (3,780,883)          (367,547)
                                                                       -----------        -----------
Cash flows from investing activities:
     Property, plant and equipment expenditures                           (279,406)          (360,798)
     Software development costs                                            (87,579)        (1,037,899)
     Other intangible assets                                               (51,397)           (37,232)
     Note receivable                                                      (350,000)
     Due from Authentidate AG                                             (500,000)
                                                                       -----------        -----------
            Net cash used in investing activities                       (1,268,382)        (1,435,929)
                                                                       -----------        -----------
Cash flows from financing activities:
     Principle payments on long-term debt                                  (16,125)           (14,852)
     Capital leases, net                                                    39,086             14,518
     Payment of registration costs                                         (42,793)           (17,105)
     Exercise of warrants and options                                       52,207            684,270
     Preferred stock dividends                                             (52,264)           (62,500)
                                                                       -----------        -----------
            Net cash provided by/(used in)  financing activities           (19,889)           604,331
                                                                       -----------        -----------
Net increase/(decrease) in cash and cash equivalents                    (5,069,154)        (1,199,145)
Cash and cash equivalents, beginning of year                             9,040,466          7,965,496
                                                                       -----------        -----------
Cash and cash equivalents, end of period                               $ 3,971,312        $ 6,766,351
                                                                       ===========        ===========

            See accompanying notes to the consolidated financial statements.

                           AUTHENTIDATE HOLDING CORP.

ITEM 1.            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for fair presentation have been included. The consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries DJS Marketing Group, Inc. (DJS), Authentidate, Inc. and Trac Medical Systems, Inc., and are referred to as the Company.

2. In the fiscal year ended June 30, 2001, the Company issued 917,608 shares of AHC common stock to acquire approximately 25% of the outstanding shares not owned by AHC of Authentidate, Inc. and as of December 31, 2001 owns approximately 98% of Authentidate, Inc. The acquisition of the minority interest was accounted for under the purchase method of accounting.

3. During the fiscal year ended June 30, 2000 the Company formed a new subsidiary, Authentidate, Inc., to provide security software services. Authentidate, Inc. has developed a product which allows users to verify the authenticity of digital documents and images by imbedding an unalterable date and time stamp into digital images. Using this software technology a customer can prove content as well as date and time authenticity of any digital document. The Company expects the Authentidate service to be used for various business applications such as sending notarized email and proving authenticity of digital documents such as contracts, human resource records, medical records and numerous other electronic documents. Sales commenced during the current fiscal year. The Company has also organized a joint venture company known as Authentidate Sports, Inc. (Sports f/k/a Authentidate Sports Edition) with Internet Venture Capital LLC, to develop a service using the Authentidate software to focus on the sports collectibles market and offer a service to prove authenticity of sports memorabilia. Sports is in the process of developing their market. The Company formed another subsidiary, Trac Medical Solutions, Inc., to utilize the Authentidate technology in the medical supplies business during the fiscal year ended June 30, 2001. This Company is in the software development stage. The Company also formed a joint venture known as Authentidate International Holdings, AG (AG), with a German partner in Europe to develop and market the Authentidate service in Europe and parts of Asia. This Company is in the market development stage. All of these businesses are related and involved in the authentication software services business.

4. The results of operations for the six and three months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

6. During the six months ended December 31, 2001; 18,000 common stock options were exercised.

7. The following represents the reconciliation of the basic and diluted loss per share amounts for the six and three months ended December 31, 2001 and 2000.

                                                              December 31,
                                                              ------------
                                        Six  Month Ended                        Three Months Ended
                                        ----------------                        ------------------
                                    2001                2000                2001                2000
                                    ----                ----                ----                ----
Net income/(loss)               ($ 4,831,925)       ($ 3,198,912)       ($ 2,222,955)       ($ 1,623,016)
Preferred stock dividends           (893,764)            (62,500)           (444,139)            (31,250)
                                -------------------------------------------------------------------------

Loss applicable to common
         shareholders           ($ 5,725,689)       ($ 3,261,412)       ($ 2,667,094)       ($ 1,654,266)
Weighted average shares           16,233,670          14,787,759          16,261,785          14,825,778
Basic and diluted EPS           ($       .35)       ($       .22)       ($       .16)       ($       .11)

   The impact of options, warrants and convertible notes was antidilutive to the calculation of basic and dilutive loss per share and were accordingly excluded from the calculation. The preferred stock dividends for the six and three months ended December 31, 2001 includes amortization of the beneficial conversion feature of Series C Preferred Stock approximating $731,500 and $366,250, respectively.

8. The Company's reportable segments are separate divisions and distinct businesses which are managed separately. Included in the All Other column are operations of Authentidate, as well as Trac Medical which was insignificant, which are both in the authentication software services business. DocStar is in the document imaging software business and DJS is in the systems integration business. DocStar sells through a national network of dealers (approximately
100) and anticipates the addition of several new dealers each quarter to expand into markets not currently served. DJS's market is primarily in the Albany, New York region. Authentidate and Trac Med expect to sell their products and services on a national basis using a direct sales model. The Corporate expenses are non-operating expenses which include all public company type activities and apply to all of the Company's operating divisions and therefore should be segregated.

SEGMENT INFORMATION
FOR THE SIX MONTHS ENDED:
DECEMBER 31, 2001:                       DocStar              DJS            All Other            Totals
------------------                       -------              ---            ---------            ------
Revenues from external customers       $ 3,290,113        $ 4,079,432       $    25,244        $ 7,394,789
Intersegment revenues                                          35,449                               35,449
Segment profit/(loss)                      135,165             62,808        (2,449,804)        (2,251,831)

DECEMBER 31, 2000:
Revenues from external customers       $ 3,198,806        $ 5,318,638       $       558        $ 8,518,002
Intersegment revenues                                         225,746                              225,746
Segment profit/(loss)                      (31,254)           209,660        (1,932,400)        (1,753,994)

RECONCILIATION:                              December 31, 2001   December. 31, 2000
Total revenues from segments                    $ 7,430,238         $ 8,743,748
Elimination of intersegment revenues                (35,449)           (225,746)
                                                -----------         -----------
Total consolidated revenues                     $ 7,394,789         $ 8,518,002
                                                ===========         ===========

Total pre-tax loss of segments                 ($ 2,251,831)       ($ 1,753,994)
Product development expenses                     (1,701,607)           (963,812)
Corporate expenses                                 (939,760)           (463,227)
Elimination of intersegment profits                  13,427              (3,879)
                                                -----------         -----------
Loss before income taxes                       ($ 4,879,771)       ($ 3,184,912)
                                                ===========         ===========

9. The components of Other Equity include non-cash compensation expense to be amortized over the next three months ($172,587) and a secured loan to a shareholder/officer ($317,000).

10. There's a three month delay in recording the results of operations from the Company's European joint venture Authentidate AG (AG). So AG's results for the quarter ending September 30, 2001 are included in the December 31, 2001 consolidated financial statements. The delay is due to the fact that AG subcontracts certain accounting functions and because of certain translation issues. The Company owns 39% of AG and records net income or loss on the equity basis and the delay is not material to the Company's consolidated financial statements.

11. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS No. 133 on July 1, 2001. Since the Company has not yet entered into any derivative instruments, the adoption of this standard has not had a material effect on the Company's financial condition, results of operations or cash flows

         Effective July 1, 2001, the Company adopted SFAS 141 and SFAS 142. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill nor was there any change in useful lives of intangible assets upon adoption of SFAS 142.

         During the first half of fiscal 2002, no goodwill was acquired, impaired or written off. The changes in the carrying amount of goodwill for the quarter ended December 31, 2001, are as follows:

                                                          DJS           Authentidate          Total
         Balance June 30, 2001                       $ 1,173,665        $ 4,102,471        $ 5,276,136
         Reclass to patents based on valuation                             (120,000)          (120,000)
                                                     -----------        -----------        -----------
         Balance December 31, 2001                   $ 1,173,665        $ 3,982,471        $ 5,156,136

         Amortization expense of goodwill totaled $0 and $40,644 for the six months ended December 31, 2001 and 2000, respectively and had no effect on basic or diluted loss per share.

         The DJS segment has achieved operating results which are consistent with prior periods. The Authentidate segment is a new segment with a limited operating history. Based on forecasts and expectations, the Company does not believe there is an impairment issue at this point in time with regard to Authentidate and will continue to review this issue each quarter.

         Intangible asset amortization expense for the six months ended December 31, 2001 was $6,804.

                                       June 30, 2001                            December 31, 2001
                           ------------------------------------       -------------------------------------
                           Gross Carrying          Accumulated        Gross Carrying           Accumulated
                               Amount              Amortization           Amount               Amortization
Patents                       $95,885               $ (9,463)            $246,458                $(14,326)
Trademarks                     77,945                (10,313)              99,044                 (12,254)

         No significant residual value is estimated for these intangible assets. Patent and trademark amortization expense is expected to be immaterial the remainder of fiscal 2002 as well as 2003, 2004, 2005 and 2006.

12. During the six months ended December 31, 2001 the Company incurred a net loss of $4,831,925. Cash used in operating activities totaled $3,780,883 for the six months ended December 31, 2001 compared to $1,391,651 used in operating activities for the year ended June 30, 2001. The Company's cash balance decreased from $9,040,466 to $3,971,312 from June 30, 2001 to December 31, 2001.
To date the Company has been largely dependent on its ability to sell additional shares of its common stock to obtain financing to fund its operating deficits. Under its current operating plan to introduce the new Authentidate technology, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of its products and the Company's ability to reduce overhead costs. Authentidate and it's related businesses, Trac Med, AG and Sports are currently cash flow negative and along with Corporate operations were responsible for the negative cash flow from operations for the six months ended December 31, 2001. If the Company is unable to attain projected sales levels for Authentidate and related products, or is unable to implement cost reduction strategies, it may be necessary to raise additional capital to fund operations and meet its obligations. There is no assurance that such funding will be available, if needed.

13. As described in our report on Form 10-K for the fiscal year ended June 30, 2001, we are involved in the following pending and threatened legal proceedings. We are the defendant in a third party complaint filed by Shore Venture Group, LLC in the Federal district court for the Eastern District of Pennsylvania. The third party complaint was filed on May 7, 2001. Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleges a claim of breach of contract and seeks indemnification. We moved to dismiss the third party complaint and the motion was recently denied by the Court. We are currently involved in settlement negotiations with Shore. Management believes that the claim will not have a material adverse impact on our financial condition, results of operations or cash flow. We have also been advised of a claim by Shore Venture Group concerning additional shares of Common Stock of our subsidiary, Authentidate, Inc. This claim is not before the Court in the third party litigation previously discussed. We are conducting settlement negotiations with Shore Venture and believe that a settlement will be reached and will not have a material adverse impact on our financial condition, results of operations or cash flow. The settlement negotiations are being held at this juncture in an effort to avoid resorting to litigation on this issue.

         We are engaged in no other litigation the effect of which would be anticipated to have a material adverse impact on our financial condition or results of operations.

14. No statement of comprehensive income has been included in the accompanying financial statements since the Company does not have any material amounts of comprehensive income to report.

15. New Accounting Standards Not Yet Adopted:

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

16. On December 14, 2001, AHC announced that it entered into a letter of intent with the majority shareholders of Authentidate International, AG (AG), to purchase all the outstanding shares of common stock of AG not held by AHC. If the transaction is consummated, AG would become a wholly-owned subsidiary of AHC. The transaction contemplates that AHC will repurchase all of the outstanding shares of AG in exchange for a maximum of 1,500,000 shares of AHC common stock and warrants to purchase 100,000 shares of AHC common stock. The transaction is subject to various terms and conditions, including the completion of due diligence and the execution of a definitive agreement. Accordingly, there can be no assurance that the transaction will be consummated.

         The following information is extracted from the AG's unaudited financial information for the three months ended September 30, 2001:

         Current assets                                               $ 616,957
         Long-term assets (primarily fixed assets)                       83,506
                                                                      ---------
                  Total assets                                        $ 700,463
                                                                      =========
         Current liabilities                                          $  99,339
         Long-term liabilities                                           72,957
         Stockholders equity                                            528,167
                                                                      ---------
                  Total liabilities and stockholders equity           $ 700,463
                                                                      =========
         Net sales                                                    $ 178,300
         Net loss                                                      (280,751)

         The collectibility of the $500,000 advance to AG will be dependent upon AG's ability to achieve profitability. There can be no assurances that AG will achieve profitability.

         On January 9, 2002, AHC announced that it has entered into a letter of intent to acquire the assets of Zylab International, Inc., a privately owned company based in Germantown, Maryland for shares of AHC common stock. The letter of intent contemplates that the purchase price will range between a minimum of 725,000 and a maximum of 1,000,000 shares of AHC common stock. The precise number of shares to be issued as the purchase price will be determined prior to closing. Pursuant to the letter of intent, AHC has loaned an aggregate principle amount of $500,000 as of February 5, 2002 (of which $350,000 was loaned as of December 31, 2001), which loan is collateralized by all of the assets of Zylab, including its intellectual property. The loan may be converted into 25% of the outstanding shares of Zylab at the option of the Company at any time. The acquisition is subject to various terms and conditions, including the completion of the due diligence investigation by AHC, the negotiation of a definitive agreement and the approval of the respective boards and Zylab's shareholders. Accordingly, there can be no assurance that the transaction will be consummated.

         The following information is extracted from the Zylab unaudited financial information for the five months ended November 30, 2001:

         Current assets                                                 $335,300
         Long-term assets (primarily fixed assets)                        68,900
                                                                        --------
                  Total assets                                          $404,200
                                                                        ========

         Current liabilities                                        $ 1,114,400
         Long-term liabilities                                           17,500
         Stockholders deficit                                          (727,700)
                                                                    -----------
         Total liabilities and stockholders deficit                 $   404,200
                                                                    ===========
         Net sales                                                  $   650,400
         Net loss                                                       (21,500)

         The collectibility of the $500,000 notes receivable from Zylab will be dependent upon Zylab's ability to achieve profitability and/or raise additional funds through an equity or debt financing. There can be no assurances that Zylab will achieve profitability or raise additional funds.

17. Included in sales the Company realized service sales of $798,760 and cost of service sales of $367,297 for the six months ended December 31, 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

ITEM 2.           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company is involved in the sales and marketing of document imaging products (DocStar), systems integration services and products (DJS) and security software services (Authentidate and Trac Medical Solutions). Revenues during the current fiscal year have been derived primarily from DocStar and DJS. Our DocStar document imaging system enables users to scan paper documents and retrieve those documents electronically. Our computer integration services are carried out by DJS. As a systems integrator, DJS configures various computer hardware and software to meet the needs of business/organization customers. The Authentidate security software service is designed to accept and store a digital code used to prove authenticity of content, date and time via the Internet of any electronic document or image. Trac Medical uses the Authentidate service in the medical supply industry to assist in the processing of certificates of medical necessity. The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and notes contained elsewhere in this Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's discussion and analysis of its financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to new product launches, bad debts, inventory obsolescence, recoverability of equity investments, intangible assets, software capitalization and deferred tax assets and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results for which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions.

       The Company believes the following critical accounting policies require more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company loaned $500,000 to an unrelated company, Zylab International, Inc., (detailed in footnote 16) which has a working capital and shareholders' deficit. The collectibility of the loan will be dependent upon Zylab's ability to achieve profitability and/or raise additional funds through an equity or debt financing. There can be no assurances that Zylab will achieve profitability or raise additional funds.

         The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write downs may be required.

         The Company holds minority interests in companies having operations or technology in areas within its strategic focus, none of which are publicly traded. The Company monitors the financial condition and results of such companies; however, future adverse changes in market conditions or poor operating results of the underlying investments could result in losses or an inability to recover the carrying value, thereby possibly requiring an impairment charge in the future.

         The Company has capitalized software development costs related to a newly launched product (Authentidate) for which the recoverability of such capitalized costs is highly dependent on the future success of the marketing and sales of such product. If the product is not well received by the market place and the future revenue generated from such product launch is less than anticipated, the carrying value of the software development costs may be impaired and require an impairment charge in the future.

RESULTS OF OPERATIONS

THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2000.

         The Company realized a consolidated net loss of $4,831,925 ($.35 per share) and $2,222,955 ($.16 per share) for the six and three months ended December 31, 2001, respectively. This compares to a consolidated net loss of $3,198,912 ($.22 per share) and $1,623,016 ($.11 per share) for the six and three months ended December 31, 2000, respectively.

         As reported under Footnote 8 (Segment Information), the losses increased as a result of losses incurred primarily by the Company's Authentidate subsidiary. Authentidate, Inc. has incurred significant sales, marketing, development and general administrative expenses this year in an effort to generate sales. The Company's DocStar Division realized a segment profit for the six months ended December 31, 2001 in the amount of $135,165 which compares to a segment loss of $31,254 for the same period last year. The improvement is due to an increase in gross profit margins and also an increase in sales. The DJS subsidiary realized a segment profit of $62,808 compared to the prior year of $209,660.

         The Company had consolidated net sales of $7,394,789 and $4,131,286 for the six and three months ended December 31, 2001, respectively. This compares with consolidated net sales of $8,518,002 and $4,034,523 for the six and three months ended December 31, 2000, respectively. The major reason for the decrease was due to a reduction in sales in DJS (a decrease of $1,239,206) which realized fewer direct hardware sales but saw an increase in indirect sales where DJS earns a fee from the computer hardware manufacturer or distributor. The increase in indirect sales however did not generate enough gross profit to offset the decrease in direct sales for the six months ended December 31, 2001 as gross profit decreased by $208,185 on a consolidated basis. DJS has seen a general decrease this fiscal year in demand for computer hardware across its market area due to recessionary pressures in it's market area. However, DJS has been able to remain profitable as a result of strong integration services revenue. DocStar sales increased by $91,307. DocStar launched a new version of it's software called Version 3.0 during the second quarter of the current fiscal year.

         As a result of this product launch sales increased by $392,143 in the second quarter compared to the first quarter and segment profit increased $215,251 in the second quarter compared to the first quarter. Authentidate did not have significant sales during the six months ended December 31, 2001.

         Consolidated gross profit for the six and three months ended December 31, 2001 was $2,683,554 and $1,443,812, respectively compared to $2,475,369 and
$1,168,192 for the same periods last year. The increases on a year to year basis and also on a quarter to quarter basis is due to DocStar and its new 3.0 software product line. The consolidated gross profit margin was 36.3% and 34.9% for the six and three months ended December 31, 2001, respectively. The consolidated gross profit margin was 29.1% and 29% for the six and three months ended December 31, 2000, respectively. Both DocStar and DJS realized an improvement of profit margins this year compared to last year. DocStar's gross profit margin was 54.1% and DJS's gross profit margin was 24.9% for the six months ended December 31, 2001 compared to 41.3% and 22.2% for DocStar and DJS, respectively for the six months ended December 31, 2000. DocStar improved due to the release of Version 3.0 and DJS sales also improved as a result of an increase in integration services revenue of $170,159 compared to the six months ended December 31, 2000. Gross profit margin is defined as gross profit as a percentage of sales.

         Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $5,469,492 and $2,755,773 for the six and three months ended December 31, 2001 compared to $4,834,389 and $2,487,974 for the same periods last year. The increase is mainly due to DocStar which incurred additional sales and marketing expenses (an increase of $302,851 for the six months ended December 31, 2001 compared to the prior year) and also Corporate expenses which increased by $363,884 for the six months ended December 31, 2001 compared to the prior year. Corporate expenses include all public company type expenses and included a non-cash compensation expense of $345,174 related to the conversion of Authentidate, Inc. common stock for Authentidate Holding Corp. common stock in March 2001. The unamortized, unearned compensation of $172,587 will be fully amortized during the current fiscal year.

         As a percentage of sales, S,G&A costs were 74% and 67.2% for the six and three months ended December 31, 2001, respectively, compared to 56.8% and 61.7% for the same periods a year ago. This statistic is really not meaningful because 30%-36% of S,G&A costs are being incurred by Authentidate and sales are not yet significant.

         Interest expense was $56,167 and $27,983 for the six and three months ended December 31, 2001, respectively, compared to $61,797 and $33,369 for the same periods last year.

         Product development expenses, excluding capitalized costs and including amortization of capitalized costs, relate to software development for Authentidate, primarily. These costs totaled $1,701,607 and $783,733 for the six and three months ended December 31, 2001, respectively, compared to $963,812 and $334,022 for the same periods last year. The increase is due to product development of the Authentidate software product. The Company has a policy of capitalizing qualified software development costs after technical feasibility has been established and amortizing those costs over three years as product development expense. The amortization expense of software development costs amounted to $520,412 for the six months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of all long-term debt at December 31, 2001 totaled $1,334,316 all of which relates to a mortgage loan on the Company's principle office located in Schenectady, NY.

         Property, plant and equipment expenditures totaled $279,406 and capitalized software development expenditures totaled $87,579 for the six months ended December 31, 2001, respectively. There are no significant purchase commitments outstanding.

         In June 1999, the Company completed construction of a new office and production facility in Schenectady, New York for approximately $2,300,000 which was financed with a $1,000,000 grant from the Empire State Development Corporation (an agency of New York state) and a mortgage loan from a local financial institution. The grant stipulates that the Company is obligated to achieve certain annual employment levels between January 2002 and January 2006 or some or all of the grant will have to be repaid. The Company has not achieved the agreed upon employment levels to date but expects to achieve such levels by 2006. No assurances can be given that such employment levels will be achieved by 2006 so the grant has been classified as a long term liability on the balance sheet. In the event some or all of the grant will be required to be repaid the Company will either seek refinancing from a financial institution, sell the building or pay the grant off out of cash reserves.

         The Company's cash balance at December 31, 2001 was $3,971,312 and total assets were $20,086,468. Management believes existing cash and short-term investments should be sufficient to meet the Company's operating requirements for the next twelve months provided Authentidate starts to generate material sales. In the event the Authentidate subsidiary does not increase its sales materially then the Company will either need to obtain outside financing or reduce expenses or a combination of both.

         During the six months ended December 31, 2001 the Company incurred a net loss of $4,831,925. Cash used in operating activities totaled $3,780,883 for the six months ended December 31, 2001 compared to $1,391,651 used in operating activities for the year ended June 30, 2001. The Company's cash balance decreased from $9,040,466 to $3,971,312 from June 30, 2001 to December 31, 2001.
To date the Company has been largely dependent on its ability to sell additional shares of its common stock to obtain financing to fund its operating deficits. Under its current operating plan to introduce the new Authentidate technology, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of its products and the Company's ability to reduce overhead costs. Authentidate and it's related businesses, Trac Med, AG and Sports are currently cash flow negative and along with Corporate operations were responsible for the negative cash flow from operations for the six months ended December 31, 2001. If the Company is unable to attain projected sales levels for Authentidate and related products, or is unable to implement cost reduction strategies, it may be necessary to raise additional capital to fund operations and meet its obligations. There is no assurance that such funding will be available, if needed.

         The Company has engaged an investment banking firm to assist the Company in arranging private financing as well as providing general advisory services to the Company. If the Company is successful in raising additional capital it intends to use the capital to further develop the Authentidate technology and to fund the sales and marketing efforts of this product and related products such as Trac Medical, Sports and Authentidate AG as well as general working capital purposes. The agreement is not a commitment to provide financing and there can be no assurances that the Company will be successful in securing any equity or debt investments in the future.

         Below is a chart disclosing future minimum operating lease payments and aggregate principle maturities of long-term debt as of December 31, 2001, for the next five years.

                                           Long-term debt         Operating leases
                                           --------------         ----------------
For fiscal year ending June 30,
         2002                               $     16,801             $ 159,497
         2003                                     35,747               305,446
         2004                                     38,810               317,873
         2005                                     42,136               319,342
         2006                                     45,747               229,474
         Thereafter                            1,155,075                     0

PRESENT ACCOUNTING STANDARDS NOT YET ADOPTED

         In August 2001, the FASB issued SFAS No.143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will not have a material impact on its financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not believe that any of our financial instruments have significant risk associated with market sensitivity. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS:

         As described in our report on Form 10-K for the fiscal year ended June 30, 2001, we are involved in the following pending and threatened legal proceedings.

         We are the defendant in a third party complaint filed by Shore Venture Group, LLC in the Federal District Court for the Eastern District of Pennsylvania. The third party complaint was filed on May 7, 2001. Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleges a claim of breach of contract and seeks indemnification. We moved to dismiss the third party complaint and the motion was recently denied by the court. We are currently involved in settlement negotiations with Shore Venture. Management believes that the claim will not have a material adverse impact on our financial condition, results of operations or cash flow.

         We have also been advised of a claim by Shore Venture Group concerning additional shares of Common Stock of our subsidiary, Authentidate, Inc. This claim is not before the court in the third-party litigation previously discussed. We are conducting settlement negotiations with Shore Venture and believe that a settlement will not have a material adverse impact on our financial condition, results of operations or cash flow. No formal action has been commenced in connection with this claim and the settlement negotiations are being held at this juncture in an effort to avoid resorting to litigation on this issue.

         We are engaged in no other litigation the effect of which would be anticipated to have a material adverse impact on our financial condition or results of operations.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         Authentidate held its Annual Meeting of shareholders on January 24, 2002. As of the record date of December 3, 2001, there were 16,265,426 shares outstanding and eligible to vote at the Annual Meeting. At the Annual Meeting, shareholders approved the following actions:

         1.       Election of Directors:

         Shareholders were requested to vote on the election of the following seven directors, each of whom were elected by the shareholders:

Nominee                            Votes Cast in                         Votes              Percentage
                                       Favor                            Against              in Favor
John T. Botti                       13,468,330                          298,493                 98%
Ira C. Whitman                      13,331,650                          435,173                 97%
Steven Kriegsman                    13,265,452                          501,371                 96%
Charles C. Johnston                 13,478,302                          288,521                 98%
J. Edward Sheridan                  12,294,300                          472,523                 97%
Robert Van Naarden                  13,451,810                          315,013                 98%

         2.       Adoption of 2001 Non-Executive Director Stock Option Plan:

         Shareholders were requested to approve the adoption of the 2001 Non-Executive Director Stock Option Plan to provide for the grant to non-employee directors of (a) 20,000 options to purchase AHC common stock upon joining the Board and (b) 10,000 options to purchase AHC common stock each September 1 thereafter, pro rata, based on the time the director has served in such capacity during the previous year.

Votes Cast in Favor                 Votes Against             Votes Abstaining              Non-Votes
     2,534,522                         603,870                     58,447                  10,569,984

ITEM 5     OTHER INFORMATION:

         On December 14, 2001, AHC announced that it entered into a letter of intent with the majority shareholders of Authentidate International, AG (AG), to purchase all the outstanding shares of common stock of AG not held by AHC. If the transaction is consummated, AG would become a wholly-owned subsidiary of AHC. The transaction contemplates that AHC will repurchase all of the outstanding shares of AG in exchange for a maximum of 1,500,000 shares of AHC common stock and warrants to purchase 100,000 shares of AHC common stock. Pursuant to the letter of intent, AHC provided a $500,000 loan to AG. The transaction is subject to various terms and conditions, including the completion of due diligence and the execution of a definitive agreement. Accordingly, there can be no assurance that the transaction will be consummated.

         On January 9, 2002, AHC announced that it has entered into a letter of intent to acquire the assets of Zylab International, Inc., a privately owned company based in Germantown, Maryland for shares of AHC common stock. The letter of intent contemplates that the purchase price will range between a minimum of 725,000 and a maximum of 1,000,000 shares of AHC common stock. The precise number of shares to be issued as the purchase price will be determined prior to closing. Pursuant to the letter of intent, AHC has loaned an aggregate principle amount of $500,000 as of February 5, 2002 (of which $350,000 was loaned as of December 31, 2001), which loan is collateralized by all of the assets of Zylab, including its intellectual property. The acquisition is subject to various terms and conditions, including the completion of the due diligence investigation by AHC, the negotiation of a definitive agreement and the approval of the respective boards and Zylab's shareholders. Accordingly, there can be no assurance that the transaction will be consummated.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits

         4.1      Form of Note dated as of December 24, 2001 between AHC and
                  Zylab

         10.1 Pledge and Security Agreement dated January 5, 2001 between AHC and John T. Botti

         10.2 Pledge and Security Agreement dated December 24, 2001 between AHC and Zylab

(b) Reports on Form 8-K

         (1)      Date of Report - November 27, 2001

                  Item(s) Reported - Item 5 - Other events. Disclosure of engagement of banking firm to arrange private financing.

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

                                     AUTHENTIDATE HOLDING CORP.
February 8, 2002                     /s/ John T. Botti
----------------                     ---------------------------------------
  DATE                                   JOHN T. BOTTI
                                         PRESIDENT & CHIEF EXECUTIVE OFFICER

                                     /s/ Dennis H. Bunt
                                     ---------------------------------------
                                         DENNIS H. BUNT
                                         CHIEF FINANCIAL OFFICER