Form 10-Q
period 2002-03-31
AUTHENTIDATE HOLDING CORP
filed 2002-05-15
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:      MARCH 31,  2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ---------------    ----------------


                           Commission File No. 0-20190


                           AUTHENTIDATE HOLDING CORP.
        (Exact name of small business issuer as specified in its charter)


           Delaware                                   14-1673067
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)


                  2165 Technology Dr., Schenectady, NY,                12308
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:  (518) 346-7799

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

                             Yes [X]        No [ ]


         18,910,257 shares of Common Stock, par value $.001 per share, were outstanding at May 5, 2002.

                           AUTHENTIDATE HOLDING CORP.
                                    FORM 10-Q

                                      INDEX

                                                       PAGE NO.
                                                       --------
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

  Consolidated Balance Sheets -
  March 31, 2002 and June 30, 2001                        3

  Consolidated Statements of Operations -
  Nine and three months ended March 31, 2002
  and March 31, 2001                                      5

  Consolidated Statements of Cash Flows -
  Nine months ended March 31, 2002
  and March 31, 2001                                      6

  Notes to Consolidated Financial Statements              8

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations          13

Item 3 - Quantitative and Qualitative Disclosures About
  Market Risk                                            16

PART II OTHER INFORMATION

Item 1 - Legal Proceedings                               16

Item 2 - Changes in Securities                           16

Item 5 - Other Information                               17

Item 6 -  Exhibits and Reports on Form 8-K               18

Safe Harbor Statement                                    18

Signatures                                               18

                          PART I FINANCIAL INFORMATION
                  AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
             (unaudited except for the June 30, 2001 balance sheet)

ASSETS                                               March 31,      June 30,
                                                       2002           2001
                                                    -----------   -----------
Current Assets:
     Cash and cash equivalents                      $ 4,137,540   $ 9,040,466
     Accounts receivable, net of allowance
       for doubtful accounts of $554,948 at March
       31, 2002 and $532,241 at June 30, 2001         2,092,621     3,574,728
     Due from related parties                            16,499        14,825
     Inventories:
       Finished goods                                   278,565       279,489
       Purchased components & raw material              315,388       520,915
     Prepaid expenses and other current assets          238,712        94,006
     Note receivable                                    197,287
                                                    -----------   -----------
       Total current assets                           7,276,612    13,524,429

Property and equipment, net                           4,031,028     3,562,372

Other assets:
     Software development costs, net                  1,289,800     1,905,613
     Goodwill                                        12,522,743     5,276,136
     Investment in affiliated companies                 197,617     1,440,854
     Patent costs, net                                  233,986        86,422
     Note receivable                                    302,713
     Other assets                                       114,740        72,079
                                                    -----------   -----------
Total assets                                        $25,969,239   $25,867,905
                                                    ===========   ===========

        See accompanying notes to the consolidated financial statements.

                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (unaudited except for the June 30, 2001 balance sheet)

LIABILITIES AND SHAREHOLDERS' EQUITY                                      March 31,    June 30,
                                                                            2002         2001
                                                                        -----------   -----------
Current liabilities:
     Accounts payable                                                    $1,616,958    $2,765,606
     Accrued expenses and other liabilities                               1,664,893     1,200,770
     Current portion of long-term debt                                       29,515        32,926
     Current portion of obligations under capital leases                     82,723         4,970
     Income taxes payable                                                    15,945           633
                                                                        -----------   -----------
       Total current liabilities                                          3,410,034     4,004,905

Long-term debt, net of current portion                                    1,296,487     1,317,515
Deferred grant                                                            1,000,000     1,000,000
Obligations under capital leases, net of current portion                    121,538         7,653
                                                                        -----------   -----------
       Total liabilities                                                  5,828,059     6,330,073
                                                                        -----------   -----------
Commitments and contingencies

Shareholders' equity:
     Preferred stock - $.10 par value, 5,000,000 shares authorized:
       Series A - 100 shares issued and outstanding                              10            10
       Series B - 28,000 shares issued and outstanding
            at Mar. 31, 2002 and 48,000 at June 30, 2001                      2,800         4,800
       Series C - 5,500 shares issued and outstanding                           550           550
     Common stock - $.001 par value; 40,000,000
       shares authorized; shares issued and outstanding:
       18,890,923 at March 31, 2002 and
       16,114,093 at June 30, 2001                                           18,891        16,114
     Additional paid-in capital                                          60,637,203    51,634,783
     Accumulated deficit                                                (39,983,663)  (31,283,665)
                                                                        -----------   -----------
                                                                         20,675,791    20,372,592
     Other equity                                                          (535,031)     (834,760)
     Currency translation adjustment                                            420
                                                                        -----------   -----------
       Total shareholders' equity                                        20,141,180    19,537,832
                                                                        -----------   -----------
Total liabilities and shareholders' equity                              $25,969,239   $25,867,905
                                                                        ===========   ===========

        See accompanying notes to the consolidated financial statements.

                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            For the 3 months ended          For the 9 months ended
                                           March 31,       March 31,       March 31,       March 31,
                                             2002            2001            2002            2001
                                        -------------   -------------   -------------   -------------
Net sales                                $  3,592,159    $  4,383,397    $ 10,986,948    $ 12,901,399

Cost of goods sold (note 1)                 2,354,307       3,337,165       7,065,542       9,379,798
                                        -------------   -------------   -------------   -------------
      Gross profit                           1,237,852       1,046,232       3,921,406       3,521,601

Selling, general and
       administrative expenses              2,704,177       3,384,719       8,173,669       8,219,108
Product development costs                     619,182         663,023       2,320,789       1,626,835
                                        -------------   -------------   -------------   -------------
      Operating loss                       (2,085,507)     (3,001,510)     (6,573,052)     (6,324,342)

Other income (expense):

Interest expense                              (29,083)        (34,038)        (85,250)        (95,835)
Interest and other income                      39,483          85,918         140,355         329,198
Equity in net loss of affiliated
     companies                               (453,666)        (24,450)       (890,597)        (68,013)
                                        -------------   -------------   -------------   -------------
      Loss before income taxes             (2,528,773)     (2,974,080)     (7,408,544)     (6,158,992)

Income tax expense                              4,611           2,000          10,611          16,000
                                        -------------   -------------   -------------   -------------
 Net loss before minority interest         (2,533,384)     (2,976,080)     (7,419,155)     (6,174,992)

Minority interest                                   0                           53,846
                                        -------------   -------------   --------------  -------------
 Net loss                                 ($2,533,384)    ($2,976,080)    ($7,365,309)   ($6,174,992)
                                        =============   =============   =============  =============

Per  share amounts basic and diluted:

Net loss per common
     share                                    ($0.18)         ($0.20)         ($0.51)         ($0.42)
                                        =============   =============   =============   =============


note 1:
Cost of sales excludes amortization of
     software development costs of       $    276,726    $    401,900    $    796,726    $    632,900


        See accompanying notes to the consolidated financial statements.

                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                     For the 9 months ended
                                                                    March 31,      March 31,
                                                                      2002           2001
                                                                   -----------    -----------
Cash flows from operating activities:

Net loss                                                           ($7,365,309)   ($6,174,992)
Adjustments to reconcile net loss to
     net cash provided by/(used in) operating activities:
       Depreciation and amortization                                 1,195,327      1,108,862
       Provision for doubtful accounts                                  89,766        104,135
       Non cash stock compensation                                     522,868
       Non cash S,G&A expense                                                         858,135
       Equity in net loss of affiliates                                890,597         68,013
       Changes in operating assets and liabilities, net of
       business acquired:
            Accounts receivable and other receivables                1,462,695        444,012
            Inventories                                                206,451      1,046,632
            Prepaid expenses and other current assets                  (27,330)       419,884
            Accounts payable and other current liabilities          (1,813,429)     1,552,987
            Income taxes                                                15,312         15,770
                                                                   -----------    -----------
            Net cash provided by/(used in) operating activities     (4,823,052)      (556,562)
                                                                   -----------    -----------
Cash flows from investing activities:

     Property, plant and equipment expenditures                       (654,300)      (803,040)
     Software development costs                                       (180,913)    (2,163,523)
     Other intangible assets                                           (59,419)       (34,693)
     Note receivable                                                  (500,000)
     Acquisition of business, net of cash acquired                     117,763
     Other long term assets                                             23,334         (4,149)
     Investment in affiliates                                         (220,567)
                                                                   -----------    -----------
            Net cash used in investing activities                   (1,474,102)    (3,005,405)
                                                                   -----------    -----------
Cash flows from financing activities:

     Principle payments on long-term debt                              (24,439)       (22,510)
     Capital leases, net                                               191,638         13,762
     Payment of registration costs                                     (60,153)       (26,357)
     Exercise of warrants and options                                1,557,477      1,648,163
     Preferred stock dividends                                         (52,264)       (93,333)
     Loan to Officer                                                  (218,031)      (317,000)
                                                                   -----------    -----------
            Net cash provided by/(used in)  financing activities     1,394,228      1,202,725
                                                                   -----------    -----------
Net increase/(decrease) in cash and cash equivalents                (4,902,926)    (2,359,242)
Cash and cash equivalents, beginning of year                         9,040,466      7,965,496
                                                                   -----------    -----------
Cash and cash equivalents, end of period                           $ 4,137,540    $ 5,606,254
                                                                   ===========    ===========

        See accompanying notes to the consolidated financial statements.

                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                       SUPPLEMENTAL CASH FLOW DISCLOSURES

Summary of acquisition of 61% of outstanding shares of Authentidate
       International AG during the period ended March 31, 2002:

Fair market value of assets acquired                                   $   562,923

Liabilities assumed                                                        939,542

Cash expenses related to the acquisition                                    (8,657)

Cash acquired                                                              126,420

Non-cash purchase price paid:

       Fair market value of common stock issued                          5,537,070

       Fair market value of common stock warrants and options issued       871,053
                                                                       -----------
Total purchase price paid for 61% of outstanding shares of AG          $ 6,408,123

        See accompanying notes to the consolidated financial statements.

                           AUTHENTIDATE HOLDING CORP.
ITEM  1.           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for fair presentation have been included. The consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries DJS Marketing Group, Inc. (DJS), Authentidate, Inc., Authentidate International AG (AG) and Trac Medical Systems, Inc. (Trac
Med), and are referred to as the Company.

2. In the fiscal year ended June 30, 2001, the Company issued 917,608 shares of AHC common stock to acquire approximately 25% of the outstanding shares not owned by AHC of Authentidate, Inc. and as of March 31, 2002 owns approximately 98% of Authentidate, Inc. The acquisition of the minority interest was accounted for under the purchase method of accounting.

         In March 2002, the Company purchased 61% of the outstanding shares of AG which it did not already own. The Company now owns 100% of AG. The Company issued 1,402,500 common shares and issued 100,000 warrants to the sellers. The sellers also returned 250,000 outstanding warrants to the Company as part of the transaction. The sellers have agreed to place 300,000 common shares of AHC in escrow for 6 months as security for potential unrecorded liabilities. Also, as part of the acquisition the Company issued 151,500 vested employee stock options to three executives of AG. The acquisition was recorded under the purchase method of accounting. The operations of AG have been included in the statement of operations since the acquisition date of March 15, 2002. The Company now has exclusive world-wide rights to the Authentidate technology with this purchase. Below is a table summarizing what the Company's operating results would have been if AG's operating results were included with the Company's consolidated statement of operations for the nine months ended March 31, 2002 and March 31, 2001. The purchase price allocations related to AG assets acquired and liabilities assumed is subject to an independent valuation.

                                     NINE MONTHS ENDED MARCH 31,
                                     ---------------------------
                                         2002            2001
                                         ----            ----
Consolidated sales including AG      $ 11,260,745    $ 12,955,109
Consolidated net loss including AG     (8,555,449)     (6,435,783)
Per share                                    (.58)           (.44)

A summary of the assets acquired, liabilities assumed and purchase price paid for 61% of the outstanding shares of AG is as follows:

Fair market value of assets acquired                                     $  562,923
Liabilities assumed                                                         939,542
Purchase price:
         Fair market value of common stock issued                        $5,537,070
         Fair market value of common stock warrants and options issued      871,053
                                                                         ----------
         Total purchase price of 61% of outstanding shares of AG         $6,408,123

The fair market value of the common stock warrants and options was determined using the "Black-Scholes Model".

3. During the fiscal year ended June 30, 2000 the Company formed a new subsidiary, Authentidate, Inc., to provide security software services. Authentidate, Inc. has developed a product which allows users to verify the authenticity of digital documents and images by imbedding an unalterable date and time stamp into digital images. Using this software technology a customer can prove content as well as date and time authenticity of any digital document. The Company expects the Authentidate service to be used for various business applications such as sending notarized email and proving authenticity of digital documents such as contracts, human resource records, medical records and numerous other electronic documents. Sales commenced during the current fiscal year. The Company has also organized a joint venture company known as Authentidate Sports, Inc. (Sports, f/k/a Authentidate Sports Edition) with Internet Venture Capital LLC, to develop a service using the Authentidate software to focus on the sports collectibles market and offer a service to prove authenticity of sports memorabilia. Sports is in the process of developing their market. The Company formed another subsidiary, Trac Medical Solutions, Inc., to utilize the Authentidate technology in the medical supplies business during the fiscal year ended

June 30, 2001. This Company is in the software development stage. The Company also formed a joint venture known as Authentidate International, AG (AG), with a German partner in Europe to develop and market the Authentidate service in Europe and parts of Asia. In March, 2002, the Company consummated the acquisition of all of the outstanding capital stock of AG not owned by the Company. Accordingly, AG is now a wholly-owned subsidiary of the Company. See
Note 2 above. All of these businesses are related and involved in the authentication and security software services business.

4. The results of operations for the nine and three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

6. During the nine months ended March 31, 2002; 27,999 common stock options were exercised.

7. The following represents the reconciliation of the basic and diluted loss per share amounts for the nine and three months ended March 31, 2002 and 2001.


                                                      MARCH 31,
                                     NINE  MONTH ENDED         THREE MONTHS ENDED
                                     2002         2001         2002          2001
Net income/(loss)                ($7,365,309) ($6,174,992) ($2,533,384) ($2,976,080)
Preferred stock dividends         (1,334,687)     (93,333)    (440,924)     (30,833)
                                 -----------  -----------  -----------  -----------
Loss applicable to common
         shareholders            ($8,699,996) ($6,268,325) ($2,974,308) ($3,006,913)

Weighted average shares           17,015,704   14,889,800   16,782,339   15,002,545
Basic and diluted EPS                  ($.51)       ($.42)       ($.18)       ($.20)

         The impact of options, warrants and convertible notes was antidilutive to the calculation of basic and dilutive loss per share and were accordingly excluded from the calculation. The preferred stock dividends for the nine and three months ended March 31, 2002 includes amortization of the beneficial conversion feature of Series C Preferred Stock approximating $1,097,750 and $366,250, respectively.

8. The Company's reportable segments are separate divisions and distinct businesses which are managed separately. Included in the Authentidate Related column are operations of Authentidate, Trac Med, AG and Sports which are all in the authentication software services business and have minimal sales to date. DocStar is in the document imaging software business and DJS is in the systems integration business. DocStar sells through a national network of dealers (approximately 100 dealers) and anticipates the addition of several new dealers each quarter to expand into markets not currently served. DJS's market is primarily in the Albany, New York region. Authentidate, Trac Med and AG expect to sell their products and services on a national basis using a direct sales model. The Corporate expenses are non-operating expenses which include all public company type activities and apply to all of the Company's operating divisions and therefore should be segregated. The Company's segment information follows:

SEGMENT INFORMATION
FOR THE NINE MONTHS ENDED:

MARCH 31, 2002:                       DocStar           DJS       Authentidate Related       Totals
                                      -------           ---       --------------------       ------
Revenues from external customers   $  4,882,821    $  6,062,423   $     41,704           $ 10,986,948
Intersegment revenues                                    71,630                                71,630
Segment profit/(loss)                   150,061          89,889     (3,831,435)            (3,591,485)

MARCH 31, 2001:
Revenues from external customers   $  4,604,003    $  8,296,838   $        558           $ 12,901,399
Intersegment revenues                                   225,746                               225,746
Segment profit/(loss)                  (237,239)        314,468     (3,057,322)            (2,980,093)

RECONCILIATION:                       March 31, 2002  March 31, 2001
Total revenues from segments           $ 11,058,578    $ 13,127,145
Elimination of intersegment revenues        (71,630)       (225,746)
                                       ------------    ------------
Total consolidated revenues            $ 10,986,948    $ 12,901,399
                                       ============    ============

Total pre-tax loss of segments         ($ 3,591,485)   ($ 2,980,093)
Product development expenses             (2,320,789)     (1,626,835)
Corporate expenses                       (1,507,420)     (1,548,185)
Elimination of intersegment profits          11,150          (3,879)
                                       ------------    ------------
Loss before income taxes               ($ 7,408,544)   ($ 6,158,992)
                                       ============    ============


9.       Other Equity represents a collateralized loan to the Chief Executive
Officer.

10. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS No. 133 on July 1, 2001. Since the Company has not yet entered into any derivative instruments, the adoption of this standard has not had a material effect on the Company's financial condition, results of operations or cash flows.

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

         During the first nine months of fiscal 2002, no goodwill was impaired or written off. As part of the acquisition of AG as described in note 2 the Company recorded $6,793,399 in goodwill. The changes in the carrying amount of goodwill for the quarter ended March 31, 2002, are as follows:

                                                    DJS        AUTHENTIDATE        AG           TOTAL
         Balance June 30, 2001                   $ 1,173,665    $ 4,102,471                 $  5,276,136
         Reclass to patents based on valuation                     (120,000)                    (120,000)
         Purchase of 61% of AG                                                  6,793,399      6,793,399
         Reclassification of 39% of AG                                            573,208        573,208
                                                 -----------   ------------   -----------   ------------
         Balance March 31, 2002                  $ 1,173,665    $ 3,982,471   $ 7,366,607   $ 12,522,743

         Amortization expense of goodwill totaled $0 and $60,965 for the nine months ended March 31, 2002 and 2001, respectively and had no effect on basic or diluted loss per share.

         The DJS segment has achieved operating results which are consistent with prior periods. The Authentidate segment is a new segment with a limited operating history. Based on forecasts and expectations, the Company does not believe there is an impairment issue at this point in time with regard to Authentidate and will continue to review this issue each quarter.

         Intangible asset amortization expense for the nine months ended March 31, 2002 was $11,856.

                             JUNE 30, 2001                MARCH 31, 2002
                             -------------                --------------
                    Gross Carrying  Accumulated   Gross Carrying  Accumulated
                        Amount      Amortization      Amount      Amortization
Patents                $ 95,885     ($  9,463)      $253,344     ($ 19,358)
Trademarks               77,945       (10,313)       101,797       (13,874)
Other Intangibles                                     31,976        (9,605)

         No significant residual value is estimated for these intangible assets. Patent, trademark and other amortization expense is expected to be immaterial the remainder of fiscal 2002 as well as 2003, 2004, 2005 and 2006.

11. During the nine months ended March 31, 2002 the Company incurred a net loss of $7,365,309. Cash used in operating activities totaled $4,823,052 for the nine months ended March 31, 2002 compared to $1,391,651 used in operating activities for the year ended June 30, 2001. The Company's cash balance decreased from $9,040,466 to $4,137,540 from June 30, 2001 to March
31, 2002. Further, the Company's accumulated deficit has increased from $31,283,665 at June 30, 2001 to $39,983,663 at March 31, 2002. To date the
Company has been largely dependent on its ability to sell additional shares of its common stock to obtain financing to fund its operating deficits. Under its current operating plan to introduce the new Authentidate technology, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of its products and the Company's ability to reduce overhead costs. Authentidate and it's related businesses, Trac Med, AG and Sports are currently cash flow negative and along with Corporate operations were responsible for the negative cash flow from operations for the nine months ended March 31, 2002. If the Company is unable to attain projected sales levels for Authentidate and related products, or is unable to implement cost reduction strategies, it may be necessary to raise additional capital to fund operations and meet its obligations. There is no assurance that such funding will be available, if needed.

12.      As described in our report on Form 10-K for the fiscal year ended
June 30, 2001, we are involved in the following pending and threatened legal proceedings. We are the defendant in a third party complaint filed by Shore Venture Group, LLC in the Federal District Court for the Eastern District of Pennsylvania. The third party complaint was filed on May 7, 2001. Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleges a claim of breach of contract and seeks indemnification. We moved to dismiss the third party complaint and the motion was recently denied by the Court. We are currently involved in settlement negotiations with Shore Venture. Management believes that the claim will not have a material adverse impact on our financial condition, results of operations or cash flow. We have also been advised of a claim by Shore Venture Group concerning additional shares of Common Stock of our subsidiary, Authentidate, Inc. This claim is not before the court in the third-party litigation previously discussed. We are conducting settlement negotiations with Shore Venture and believe that a settlement will not have a material adverse impact on our financial condition, results of operations or cash flow. No formal action has been commenced in connection with this claim and the settlement negotiations are being held at this juncture in an effort to avoid resorting to litigation on this issue.

         We are engaged in no other litigation the effect of which would be anticipated to have a material adverse impact on our financial condition or results of operations.

13.      Total comprehensive income/(loss) consists of:

                                                          MARCH 31,
                                       NINE MONTHS ENDED            THREE MONTHS ENDED
                                     2002            2001           2002          2001
Net loss                          ($7,365,309)   ($6,174,992)   ($2,533,384)   ($2,976,080)
Currency translation adjustment           420                           420
                                   -------------------------------------------------------
Total comprehensive loss          ($7,364,889)   ($6,174,992)   ($2,532,964)   ($2,976,080)

14.      New Accounting Standards Not Yet Adopted:

         In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will not have a material impact on its financial statements.

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

15. On January 9, 2002, AHC announced that it has entered into a letter of intent to acquire the assets of Zylab International, Inc., a privately owned company based in Germantown, Maryland for shares of AHC common stock. The letter of intent contemplates that the purchase price will range between a minimum of 725,000 and a maximum of 1,000,000 shares of AHC common stock. The precise number of shares to be issued as the purchase price will be determined prior to closing. Pursuant to the letter of intent, AHC has loaned an aggregate principle amount of $500,000 as of February 5, 2002, which loan is collateralized by all of the assets of Zylab, including its intellectual property. The loan may be converted into 25% of the outstanding shares of Zylab at the option of the Company at any time. The acquisition is subject to various terms and conditions, including the completion of the due diligence investigation by AHC, the negotiation of a definitive agreement and the approval of the respective boards and Zylab's shareholders. Accordingly, there can be no assurance that the transaction will be consummated.

         The following information is extracted from the Zylab unaudited financial information for the eight months ended February 28, 2002:

Current assets                               $   276,300
Long-term assets (primarily fixed assets)         45,700
                                              ----------
Total assets                                 $   322,000
                                              ==========

Current liabilities                          $   941,200
Long-term liabilities                            417,000
Stockholders deficit                          (1,036,200)
                                              ----------
Total liabilities and stockholders deficit   $   322,000
                                              ==========

Net sales                                    $ 1,026,800
Net loss                                        (436,700)

         The collectibility of the $500,000 notes receivable from Zylab will be dependent upon Zylab's ability to achieve profitability and/or raise additional funds through an equity or debt financing. There can be no assurances that Zylab will achieve profitability or raise additional funds.

16. Included in sales the Company realized service sales of $1,167,841 and cost of service sales of $528,108 for the nine months ended March 31, 2002.

17. In February 2002, the Company offered the holders of its Series B common stock warrants the opportunity to receive new warrants upon the exercise the Series B warrants for cash. The exercise price of these warrants was $1.375 per common stock warrant. The warrant holders would receive a new warrant exercisable at $2.00 per common stock warrant, which was slightly above the market price of the Company's common stock on February 19, 2002 the date the Board approved the transaction. 1,080,000 warrants were exercised and the company received $1,485,000 in cash, in addition 1,080,000 new warrants were issued. The new warrants expire October 1, 2004 and have no registration rights.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
ITEM 2.          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company is involved in the sales and marketing of document imaging products (DocStar), systems integration services and products (DJS) and security software services (Authentidate, Trac Medical Solutions, AG and Sports). Revenues during the current fiscal year have been derived primarily from DocStar and DJS. Our DocStar document imaging system enables users to scan paper documents and retrieve those documents electronically. Our computer integration services are carried out by DJS. As a systems integrator, DJS configures various computer hardware and software to meet the needs of business/organization customers. The Authentidate security software service is designed to accept and store a digital code used to prove authenticity of content, date and time via the Internet of any electronic document or image. Trac Medical uses the Authentidate service in the medical supply industry to assist in the processing of certificates of medical necessity. AG is the Company's European subsidiary which sells essentially the same product that Authentidate, Inc. sells in the U.S. market. Sports is the Company's joint venture to develop a service using the Authentidate software in the sports collectibles market. The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and notes contained elsewhere in this Form 10-Q.

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

       The Company believes the following critical accounting policies require more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company loaned $500,000 to an unrelated company, Zylab International, Inc., (detailed in footnote 15) which has a working capital and shareholders' deficit. The collectibility of the loan will be dependent upon Zylab's ability to achieve profitability and/or raise additional funds through an equity or debt financing. There can be no assurances that Zylab will achieve profitability or raise additional funds.

         The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write downs may be required.

         The Company holds an interest in a joint venture company having operations or technology in areas within its strategic focus, none of which are publicly traded. The Company monitors the financial condition and results of such company; however, future adverse changes in market conditions or poor operating results of the underlying investments could result in losses or an inability to recover the carrying value, thereby possibly requiring an impairment charge in the future.

         The Company has capitalized software development costs related to a newly launched product (Authentidate) for which the recoverability of such capitalized costs is highly dependent on the future success of the marketing and sales of such product. If the product is not well received by the market place and the future revenue generated from such product launch is less than anticipated, the carrying value of the software development costs may be impaired and require an impairment charge in the future. The allocation of purchase price related to the AG assets acquired and liabilities assumed is subject to an independent appraisal.

RESULTS OF OPERATIONS

THE NINE AND THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE NINE AND THREE MONTHS ENDED MARCH 31, 2001.

         The Company realized a consolidated net loss of $7,365,309 ($.51 per share) and $2,533,384 ($.18 per share) for the nine and three months ended March 31, 2002, respectively. This compares to a consolidated net loss of $6,174,992 ($.42 per share) and $2,976,080 ($.20 per share) for the nine and three months ended March 31, 2001, respectively.

         As reported under Footnote 8 (Segment Information), the losses increased as a result of losses incurred primarily by the Company's Authentidate segment. Authentidate, has incurred significant sales, marketing, development and general administrative expenses this year in an effort to generate sales. The Company's DocStar Division realized a segment profit for the nine months ended March 31, 2002 in the amount of $150,061 which compares to a segment loss of $237,239 for the same period last year. The improvement is due to an increase in gross profit margins and also an increase in sales. The DJS subsidiary realized a segment profit of $89,889 compared to the prior year of $314,468.

         The Company had consolidated net sales of $10,986,948 and $3,592,159 for the nine and three months ended March 31, 2002, respectively. This compares with consolidated net sales of $12,901,399 and $4,383,397 for the nine and three months ended March 31, 2001, respectively. The major reason for the decrease was due to a reduction in sales by DJS (a decrease of $2,234,415) which realized fewer direct hardware sales but saw an increase in indirect sales where DJS earns a fee from the computer hardware manufacturer or distributor. The increase in indirect sales however did not generate enough segment profit to offset the decrease in direct sales for the nine months ended March 31, 2002 as the DJS segment profit decreased by $224,579. DJS has seen a general decrease this fiscal year in demand for computer hardware across its market area due to recessionary pressures in it's market area. However, DJS has been able to remain profitable as a result of strong integration services revenue. DocStar sales increased by $278,818. DocStar launched a new version of it's software called Version 3.0 during the second quarter of the current fiscal year. The Authentidate related businesses did not have significant sales during the nine months ended March 31, 2002.

         Consolidated gross profit for the nine and three months ended March 31, 2002 was $3,921,406 and $1,237,852, respectively compared to $3,521,601 and
$1,046,232 for the same periods last year. The increases on a year to year basis and also on a quarter to quarter basis is due to DocStar sales. The consolidated gross profit margin was 35.7% and 34.5% for the nine and three months ended March 31, 2002, respectively. The consolidated gross profit margin was 27.3% and 23.9% for the nine and three months ended March 31, 2001, respectively. Both DocStar and DJS realized an improvement of profit margins this year compared to last year. DocStar's gross profit margin was 52.1% and DJS's gross profit margin was 25.4% for the nine months ended March 31, 2002 compared to 39.2% and 22.1% for DocStar and DJS, respectively for the nine months ended March 31, 2001. DocStar improved due to the release of Version 3.0 and DJS sales also improved as a result of an increase in services revenue of $181,703 compared to the nine months ended March 31, 2001. Gross profit margin is defined as gross profit as a percentage of sales.

         Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $8,173,669 and $2,704,177 for the nine and three months ended March 31, 2002 compared to $8,219,108 and $3,384,719 for the same periods last year. The decrease during the nine months ended March 31, 2002 compared to the prior year is due to minor decreases in Authentidate and DJS as well as Corporate expenses. DocStar realized an increase of S,G&A expenses of $356,145 due to increased sales and marketing expenses incurred to increase sales demand. Corporate expenses include all public company type expenses and included a non-cash compensation expense of $517,760 related to the conversion of Authentidate, Inc. common stock for Authentidate Holding Corp. common stock in March 2001.

         As a percentage of sales, S,G&A costs were 74.4% and 75.3% for the nine and three months ended March 31, 2002, respectively, compared to 63.7% and 77.2% for the same periods a year ago. Approximately 30%-35% of S,G&A costs are being incurred by Authentidate and sales are not yet significant.

         Interest expense was $85,250 and $29,083 for the nine and three months ended March 31, 2002, respectively, compared to $95,835 and $34,038 for the same periods last year.

         Product development expenses, excluding capitalized costs and including amortization of capitalized costs, relate to software development for Authentidate, primarily. These costs totaled $2,320,789 and $619,182 for the nine and three months ended March 31, 2002, respectively, compared to $1,626,835 and $663,023 for the same periods last year. The increase is due to product development of the Authentidate software products. The Company has a policy of capitalizing qualified software development costs after technical feasibility has been established and amortizing those costs over three years as product development expense. The amortization expense of software development costs amounted to $796,726 for the nine months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of all long-term debt at March 31, 2002 totaled $1,326,002 all of which relates to a mortgage loan on the Company's principle office located in Schenectady, NY.

         In May 2002, the Company's subsidiary DJS closed on a $2 million revolving line of credit with a financial institution secured by all assets of DJS and guaranteed by the Company. The interest rate is prime plus with a minimum rate of 7%. DJS may borrow on this line based on a formula of qualified accounts receivable and inventory. To date DJS has not borrowed significant amounts against this line of credit.

         Property, plant and equipment expenditures totaled $654,300 and capitalized software development expenditures totaled $180,913 for the nine months ended March 31, 2002, respectively. There are no significant purchase commitments outstanding.

         In June 1999, the Company completed construction of a new office and production facility in Schenectady, New York for approximately $2,300,000 which was financed with a $1,000,000 grant from the Empire State Development Corporation (an agency of New York state) and a mortgage loan from a local financial institution. The grant stipulates that the Company is obligated to achieve certain annual employment levels between January 2002 and January 2006 or some or all of the grant will have to be repaid. The Company has not achieved the agreed upon employment levels to date but expects to achieve such levels by 2006. No assurances can be given that such employment levels will be achieved by 2006 so the grant has been classified as a long term liability on the balance sheet. In the event some or all of the grant will be required to be repaid the Company will either seek refinancing from a financial institution, sell the building or pay the grant off out of cash reserves. The Company's cash balance at March 31, 2002 was $4,137,540 and total assets were $25,746,769. Management believes existing cash and short-term investments should be sufficient to meet the Company's operating requirements for the next twelve months provided Authentidate starts to generate material sales. In the event the Authentidate subsidiary does not increase its sales materially then the Company will either need to obtain outside financing or reduce expenses or a combination of both.

         During the nine months ended March 31, 2002 the Company incurred a net loss of $7,365,309. Cash used in operating activities totaled $4,823,052 for the nine months ended March 31, 2002 compared to $1,391,651 used in operating activities for the year ended June 30, 2001. The Company's cash balance decreased from $9,040,466 to $4,137,540 from June 30, 2001 to March 31, 2002.
Further, the Company's accumulated deficit increased from $31,283,665 at June 30, 2001 to $39,983,663 at March 31, 2002. To date the Company has been largely dependent on its ability to sell additional shares of its common stock to obtain financing to fund its operating deficits. Under its current operating plan to introduce the new Authentidate technology, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of its products and the Company's ability to reduce overhead costs. Authentidate and it's related businesses, Trac Med, AG and Sports are currently cash flow negative and along with Corporate operations were responsible for the negative cash flow from operations for the nine months ended March 31, 2002. If the Company is unable to attain projected sales levels for Authentidate and related products, or is unable to implement cost reduction strategies, it may be necessary to raise additional capital to fund operations and meet its obligations. There is no assurance that such funding will be available, if needed.

         The Company has engaged an investment banking firm to assist the Company in arranging private financing as well as providing general advisory services to the Company. If the Company is successful in raising additional capital it intends to use the capital to further develop the Authentidate technology and to fund the sales and marketing efforts of this product and related products such as Trac Medical and Authentidate AG as well as general working capital purposes. The agreement is not a commitment to provide financing and there can be no assurances that the Company will be successful in securing any equity or debt investments in the future.

         As described in more detail below, the Company issued an aggregate of 1,402,500 shares of common stock and 100,000 common stock purchase warrants to the other equity holders of Authentidate International, AG in consideration of the acquisition by the Company of all outstanding equity securities issued by Authentidate International AG. This transaction was consummated as of March 15, 2002 and as a result, Authentidate International AG is presently a wholly-owned subsidiary of the Company.

         Below is a chart disclosing future minimum operating lease payments and aggregate principle maturities of long-term debt as of March 31, 2002, for the next five years.

                                 LONG-TERM DEBT   OPERATING LEASES
For fiscal year ending June 30,
      2002                        $     8,487       $  120,289
      2003                             35,747          444,857
      2004                             38,810          454,482
      2005                             42,136          420,424
      2006                             45,747          312,130
      Thereafter                    1,155,075           41,328


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

         We are the defendant in a third party complaint filed by Shore Venture Group, LLC in the Federal District Court for the Eastern District of Pennsylvania. The third party complaint was filed on May 7, 2001. Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleges a claim of breach of contract and seeks indemnification. We moved to dismiss the third party complaint and the motion was recently denied by the Court. We are currently involved in settlement negotiations with Shore Venture.. Management believes that the claim will not have a material adverse impact on our financial condition, results of operations or cash flow.

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

ITEM 2. CHANGES IN SECURITIES:

         Effective as of March 15, 2002, Authentidate Holding Corp. ("AHC") acquired the outstanding stock of Authentidate International, AG, previously held by two other shareholders. Prior to the acquisition, AHC owned 39% of the outstanding stock of Authentidate AG. As a result of the acquisition, AHC now owns 100% of Authentidate AG. Pursuant to the Stock Purchase Agreement dated as of March 4, 2002, AHC issued an aggregate of 1,402,500 shares of its common stock to the sellers and also issued 100,000 common stock warrants with an exercise price of $5.00 per share. In addition, the sellers returned 250,000 common stock warrants previously held by them to purchase AHC at an exercise price of $8.03 per share. In addition, the sellers agreed to place an aggregate of 300,000 shares of AHC Common Stock issued to them into a six month escrow to provide for potential breaches of representations and warranties contained in the Stock Purchase Agreement regarding the financial condition and operations of Authentidate AG. In connection with the acquisition, AHC also entered into a three year employment agreement with Jan Wendenburg, pursuant to which Mr. Wendenburg will serve as President of Authentidate AG.

         As of February 19, 2002, Authentidate issued an aggregate of 1,080,000 common stock purchase warrants ("New Warrants") to holders of its outstanding Series B Common Stock Purchase Warrants in connection with the exercise by such holders of the aggregate of 1,080,000 Series B Warrants. Each New Warrant was issued as of February 19, 2002, is exercisable at a per share exercise price of $2.00 per share and expires on October 1, 2004. The New Warrant shall not be exercisable until six months from the date of issuance.

ITEM 5   OTHER INFORMATION:

         As previously reported in AHC's quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2001, AHC announced that it has entered into a letter of intent to acquire the assets of Zylab International, Inc., a privately owned company based in Germantown, Maryland for shares of AHC common stock. Pursuant to the letter of intent, AHC has loaned an aggregate principle amount of $500,000, which loan is collateralized by all of the assets of Zylab, including its intellectual property. The balance of the $500,000 loan was consummated on February 5, 2002. The acquisition is subject to various terms and conditions, including the completion of the due diligence investigation by AHC, the negotiation of a definitive agreement and the approval of the respective boards and Zylab's shareholders. Accordingly, there can be no assurance that the transaction will be consummated.

         We have entered into certain loan and security arrangements involving Mr. John T. Botti, our Chairman and Chief Executive Officer, principally relating to certain obligations to financial institutions secured by Mr. Botti's stock in AHC. We initially established these arrangements in 2001, and have agreed to certain modifications in February, 2002, as described below.

         In January, 2001, we made a loan of $317,000 to Mr. Botti so as to enable him to avoid a margin call on the shares of AHC common stock owned by him that were held in a brokerage account as the Board of Directors believed that failing to do so would have a material adverse impact on the market price of its stock (the "2001 Loan"). The 2001 Loan was secured by a lien on all of the shares of AHC owned by Mr. Botti, as well as shares issuable to Mr. Botti upon the exercise of stock options granted to him. As of February 14, 2002, we agreed to loan an additional amount of $203,159.07 to Mr. Botti, which loan was also secured by a lien on all of shares of AHC owned by Mr. Botti or issuable to him (the "2002 Loan"). The 2001 Loan bears interest at the rate of 9% per annum and is due on January 5, 2003. The 2002 Loan bears interest at the rate of 6% per annum and is being repaid in bi-weekly installments of $5,000. In connection with the transactions described above, Mr. Botti pledged to us the shares of AHC stock currently owned by him or that he may later acquire upon the exercise of options. This pledge, however, is subject to the prior interest of the financial institution with which Mr. Botti maintains his margin account as to a portion of such shares, depending on the market price of AHC's common stock. AHC's interest has been perfected as to 409,341 shares of Common Stock of AHC owned (beneficially and of record) by Mr. Botti, subject to the prior interest of the financial institution and options to purchase 1,065,000 shares of Common Stock of AHC. The pledge additionally extends to any proceeds realized by Mr. Botti from the sale of the pledged securities. Mr. Botti has provided information demonstrating that the pledged assets are sufficient to cover his outstanding obligations to us.

         We have been advised that the proceeds of both loans have been applied in full in order to satisfy indebtedness incurred by Mr. Botti to certain financial institutions. The 2001 Loan was necessitated by primarily a decline in the market price of the common stock of AHC. The 2002 Loan was primarily necessitated by the need for Mr. Botti to repay certain indebtedness arising out of private business ventures. The loans were made following a determination that they were in the best interests of AHC and our shareholders in order to avoid the adverse effects of a substantial forced sale of Mr. Botti's stock in AHC by his creditors. The determination for the 2002 loan was made by the Compensation Committee as a result of the pressure on our stock price, margin calls faced by Mr. Botti and other considerations. The 2001 loan was approved by the Board of Directors.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits
         4.1 Form of Second Note dated as of February 5, 2002 between AHC and Zylab

         4.2 Form of Note payable dated February 14, 2002 between AHC and John T. Botti

         10.1 Pledge and Security Agreement dated February 14, 2002 between AHC and John T. Botti

         10.2 Form of line of credit dated May 6, 2002 between DJS Marketing Group, Inc. and Transamerica

(b) Reports on Form 8-K

         (1)      Date of Report - March 12, 2002
                  Item(s) Reported - Item 5 - Other events. Disclosure of issuance of New Warrants to holders of Series B Warrants

         (2)      Date of Report - March 15, 2002
                  Item(s) Reported - Item 2 - Acquisition or disposition of assets. Disclosure of consummation of acquisition of Authentidate International, AG

         (3)      Date of Report - May 10, 2002
                  Item(s) Reported - Item 2 - Amendment to report disclosing acquisition Authentidate International, AG

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

May 15, 2002                            /s/ John T. Botti
------------                            -----------------
  DATE                                  JOHN T. BOTTI
                                        PRESIDENT & CHIEF EXECUTIVE OFFICER

                                        /s/ Dennis H. Bunt
                                        -----------------
                                        DENNIS H. BUNT
                                        CHIEF FINANCIAL OFFICER