Form 10-K
period 2002-06-30
AUTHENTIDATE HOLDING CORP
filed 2002-09-30
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended          June 30, 2002
                          -----------------------------------

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to
                               ---------------    ---------------

                           Commission File No. 0-20190

                           AUTHENTIDATE HOLDING CORP.
               --------------------------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

               Delaware                                14-1673067
     -------------------------------                ------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

              2165 Technology Drive Schenectady, N.Y.     12308
              ----------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

          Issuer's telephone number, including area code (518) 346-7799
                                                         --------------

        ----------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                              Name of Each Exchange on
           Title of Each Class                     Which Registered
           -------------------                -------------------------
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

Yes  X    No
    ---      ---

            Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            The Issuer's revenues for its most recent fiscal ended June 30, 2002 were $16,642,904.

            On September 17, 2002, the aggregate market value of the voting stock of Authentidate Holding Corp. (consisting of Common Stock, $.001 par value) held by non- affiliates of the Registrant (approximately 19,328,810 shares) was approximately $45,422,703.50 based on the closing price for such Common Stock ($2.35) on said date as reported by the Nasdaq National Market System.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

            On September 27, 2002, there were 19,972,480 shares of Common Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                           --------------------------









                            [Cover Page 2 of 2 Pages]

Table of Contents

                                     PART I
                                                                                                     PAGE

Item 1.    Business                                                                                    1

Item 2.    Properties                                                                                 27

Item 3.    Legal Proceedings                                                                          28

Item 4.    Submission of Matters to a Vote of Security Holders                                        28

                                     PART II

Item 5.    Market For the Company's Common Equity and Related Stockholder Matters                     29

Item 6.    Selected Financial Data                                                                    31

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations      32

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                 43

Item 8.    Financial Statements and Supplemental Data                                                F-1

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure       43

                                    PART III

Item 10.   Directors and Executive Officers of the Company                                            44

Item 11.   Executive Compensation                                                                     52

Item 12.   Security Ownership of Certain Beneficial Owners and Management                             59

Item 13.   Certain Relationships and Related Transactions                                             62

Item 14.   Controls and Procedures                                                                    63

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                            63


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

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

      Authentidate Holding Corp. ("AHC"), its subsidiaries DJS Marketing Group, Inc. ("DJS"), Authentidate, Inc., Authentidate International, AG and Trac Medical Solutions, Inc. (f/k/a WebCMN, Inc.), and through its joint venture Authentidate Sports, Inc. (f/k/a Authentidate Sports Edition, Inc.), are engaged in the following businesses:

      - the development, assembly and distribution of document imaging software and systems;

      -     the development and sale of authentication software products; and

      - the sale and integration of computer systems and related peripheral equipment, components, and accessories and the provision of network and internet services.

      AHC was formerly known as Bitwise Designs, Inc. The name change was approved by our shareholders at our March 23, 2001 Annual Meeting.

      In March 1996, we acquired DJS (d.b.a Computer Professionals), a systems integrator and computer reseller in Albany, New York. DJS is an authorized sales and support provider for Novell, Microsoft Solutions and Lotus Notes.

      We established our Authentidate subsidiary during the fiscal year ended June 30, 2000 to engage in the business of providing end users with a service providing for the storage, confirmation and authentication of electronic data and images. Authentidate is the process of selling its product to commercial and government customers. Subsequent to the formation of Authentidate, we established, with a German entity, Authentidate International, A.G., a German corporation, to market the Authentidate service in certain foreign countries, including the European marketplace. Authentidate International is based in the vicinity of Dusseldorf, Germany. As discussed below, in March 2002, Authentidate International is now a wholly-owned subsidiary of AHC. Authentidate International is presently in the market development stage.

      Our subsidiary, Trac Medical Solutions, Inc., is in the process of developing a business model to apply the Authentidate technology to the medical supply business relating to the automation and processing of Certificates of Medical Necessity (a "CMN") and other medical forms. During the fiscal year ended June 30, 2002, Trac Medical Solutions was engaged in product development. Subsequently, Trac Medical Solutions has begun marketing its service. Trac Medical Solutions realized its first sales from the processing of electronic CMNs in August, 2002.

      Authentidate Sports, Inc., established during the fiscal year ended June 30, 2001, as a joint venture with Internet Venture Capital, LLC, a partner experienced in the sports memorabilia industry, is developing a service that applies the Authentidate technology to the field of signature authentication as it relates to sports memorabilia and entertainment collectibles. This company is in the market development stage and has had minor sales to date.

      AHC was organized in August 1985 and reincorporated under the laws of the state of Delaware in May 1992. Our executive offices are located at 2165 Technology Drive, Schenectady, New York 12308, and our telephone number is (518) 346-7799.

GENERAL BUSINESS DEVELOPMENTS DURING THE PREVIOUS FISCAL YEAR

Acquisition of Authentidate International, AG

      During the fiscal year ended June 30, 2002, we acquired all of the outstanding capital stock of Authentidate International that we did not own. Prior to the acquisition, we owned 39% of the outstanding stock of Authentidate International. The parties completed the transaction effective on March 15, 2002 and Authentidate International is now our wholly-owned subsidiary.

      Pursuant to the Stock Purchase Agreement, dated as of March 4, 2002, we issued an aggregate of 1,425,875 shares of our common stock to the sellers, and also issued 100,000 common stock warrants to the sellers, with an exercise price of $5.00 per share. In addition, the sellers returned 250,000 common stock warrants previously held by them to purchase shares of our common stock at an exercise price of $8.03 per share.

      In addition, the sellers agreed to place an aggregate of 300,000 shares of our common stock issued to them into a six month escrow to provide for potential breaches of representations and warranties contained in the Stock Purchase Agreement regarding the financial condition and operations of Authentidate International.

      In connection with the acquisition, we entered into a three year employment agreement with Jan Wendenburg, pursuant to which Mr. Wendenburg will serve as President of Authentidate International. Pursuant to his employment agreement, Mr. Wendenburg will receive a base salary of $200,000 with annual increases of 5%; a bonus of up to 50% of the base salary in the event Authentidate International achieves the operating targets approved by AHC's Board of Directors; a severance payment not to exceed 18 months of his base salary or until he obtains alternative employment; and 184,000 stock options vesting over three years at an exercise price of $4.54 per share.

Series B Common Stock Purchase Warrant Exercise

      In February, 2002, we offered the holders of our Series B Common Stock Purchase Warrants the opportunity to receive new common stock purchase warrants upon the exercise of their Series B Warrants for cash. The Series B Warrants were originally issued in October, 1999. The warrant holders exercising Series B Warrants received new warrants with an exercise price of $2.00 per share, which was above the market price of our common stock at the time of the transaction. Holders of 1,080,000 Series B Warrants elected to exercise their Series B Warrants and an aggregate of 1,080,000 new warrants were issued. The new warrants expire on October 1, 2004. Although the new warrants do not include registration rights, we may elect to include the shares underlying these new warrants in any future registration statement we may file.

Zylab International Transaction

      On January 9, 2002, we announced that we had entered into a letter of intent to acquire the assets of Zylab International, Inc., a privately owned company based in Germantown, Maryland for shares of AHC common stock. The letter of intent contemplated that the purchase price will range between a minimum of 725,000 and a maximum of 1,000,000 shares of AHC common stock. Pursuant to the letter of intent, we loaned to Zylab an aggregate principle amount of $500,000, which loan is collateralized by all of the assets of Zylab, including its intellectual property. As of June 30, 2002, Zylab had defaulted on the notes. On September 23, 2002, we closed on a transaction pursuant to which our loan was repaid on the following terms. Zylab made payment to us of $350,000 in cash, $50,000 in prepaid license fees for a product DocStar licenses from Zylab, and agreed to pay to us 18% of the future net income of Zylab or a successor company up to $100,000, after a $75,000 threshold. Accordingly, our planned acquisition of Zylab has been cancelled.

SUBSEQUENT EVENTS

Private Placement

      In July and August, 2002 we consummated a private placement of our securities pursuant to Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder. We offered a maximum of 1,584,158 units in the private placement, each unit comprised of one share of common stock and one warrant to purchase .20 shares of common stock. The per unit purchase price was $3.03 per unit and the offering expired on August 31, 2002. The warrants are exercisable at $3.26 per share for a period of five years from the date of issuance. In these transactions we sold a total of 660,077 units of our securities and received an aggregate of $2,000,035 in gross proceeds.

      We received approximately an aggregate of $1,950,000 in net proceeds after payment of expenses. The proceeds of these transactions will be used to increase the business development, marketing and sales efforts for the Authentidate services, along with our general working capital needs.

      The securities issued in this offering are restricted securities and may not be sold or transferred except pursuant to registration under the Securities Act or an exemption therefrom. We have agreed to file a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock contained in the units, including the shares underlying the warrants. In the event that we do not timely file the registration statement, or it is not timely declared effective, the investors will be entitled to liquidated damages equal to 2% of the purchase price for each month that the relevant event is delayed.

U.S. Postal Service Contract

      On August 6, 2002, we announced that we entered into a strategic alliance agreement with the United States Postal Service to serve as the preferred provider of the USPS Electronic Postmark(R) (EPM) service. Under the terms of the agreement, our subsidiary, AuthentiDate, Inc., will provide the management, technology and support for the United States Postal Service's EPM system.

      The USPS Electronic Postmark(R) provides evidence that the content of a document or file existed at a specific date and time and is intended to protect the integrity of the document or file by ensuring that it cannot be altered without detection. The EPM uses our patent pending technology offering highly sophisticated encryption methodology ensuring document authenticity and is intended to be able to be added to any application regardless of the computing platform or operating system.

      The agreement, entered into on July 31, 2002, provides that Authentidate and USPS will agree within thirty days of the effective date of the Agreement for a plan for launching the EPM system. The parties have initially schedule the service launch for October 16, 2002. The initial term of the agreement commences on the effective date and expires five years thereafter, unless terminated as provided therein. Upon mutual agreement of the parties, the agreement may be extended for three additional three-year terms, unless sooner terminated. The aggregate term of the agreement shall in no event exceed a total of fourteen years. The agreement provides for revenue sharing between the parties based on gross revenue.

      The agreement may be terminated as follows:

      -     By the mutual agreement of the parties;

      - By either party if one party materially breaches the Agreement and such breach continues for a period of thirty days after the date the non-breaching party provides written notice of the breach;

      - By USPS, without penalty, at any time upon thirty days written notice if regulatory, legislative or judicial action or inaction occurs which substantially impairs USPS's ability to perform its obligations under this Agreement;

      - Commencing six months after the launch of the EPM System, USPS may terminate the Agreement upon one hundred eighty days written notice, for any reason;

      - We may, upon three hundred sixty days written notice, terminate the Agreement for any reason; and

      - USPS may terminate this Agreement by giving thirty days' written notice to us in the event that there is a change in control in Authentidate.

      Pursuant to the terms of the Agreement, we will develop, integrate, operate, host and maintain all elements of the EPM system. More specifically, we will:

      - provide the staff and resources as necessary to support the EPM development, operation and promotion efforts;

      - enable EPM to interoperate with products or systems used by customers;

      - implement billing and accounting systems to ensure prompt and efficient aggregation of gross revenues and to support prompt payment of gross revenues;

      -     provide customer support; and

      -     implement the sale and marketing of the EPM system.

      USPS shall support the EPM system as follows:

      - USPS will pay a total of $250,000 to Authentidate provided that neither Authentidate Holding Corp. nor Authentidate are in default under this Agreement;

      - provide necessary access to technical personnel and information to assist in the development efforts for program management, on-site security inspection, and USPS certification and accreditation; and

      - promote the EPM system on USPS.com and provide hyperlinks in accordance with standard USPS practice, use its best efforts to identify potential corporate and government customers, participate in strategic sales efforts to acquire customers, issue public announcements and press releases, send appropriate USPS representatives for events, press tours, interviews, and speaking engagements, provide introductions to USPS contract public relations and advertising agency firms and acknowledge Authentidate's role in providing the EPM System for any and all promotional and marketing purposes.

                                INDUSTRY OVERVIEW

      Along with our subsidiaries and joint venture, we offer the following suite of products and services:

      -     document imaging software and systems;

      -     authentication software services; and

      - the sale of personal computers, workstations and portable personal computers as well as microcomputer peripherals, networks, components accessories, Internet/Intranet development and Internet services.

      While the market for our products and services is highly competitive and rapidly changing, these markets have experienced significant growth over the last decade, and we believe such growth will continue.

Document Imaging Software Systems

      In January, 1996, we introduced our document imaging system on a national level under the trade name DocStar. We design, develop and assemble the DocStar system and related software which enables users to scan paper documents onto an optical disk, hard disk drive or other storage medium from which they can be retrieved in seconds. The DocStar product line is intended to provide a cost effective method of reducing the space necessary to store documents while granting a user the ability to instantly retrieve documents.

      We believe that the document imaging market will continue to be one of our primary businesses and a basis for growth during the next few years. This is an evolving market which is expected to experience significant growth in the future and we believe that this market can provide us with significant profits. However, there can be no assurance that our efforts in this market will result in profits, income or significant revenues to our business.

Authentication Software

      We organized our subsidiary, Authentidate, Inc., during the fiscal year ended June 30, 2000, to develop and market a software-based service to accept and store electronic files and date and time stamp those files with a secure clock to prove content, date and time authenticity. Authentidate has developed and released a software product designed to accept and store electronic files from around the world and from different operating systems via the Internet and to date and time stamp those files with a secure clock to prove content, date and time authenticity. The service allows users to also send authentic E-mail and we also expect that this service will be utilized for electronic bill presentment, financial services, health care and government applications.

      We have also established the following subsidiaries and joint venture to develop and sell software-based authentication services:

      - Authentidate International, A.G. - a wholly-owned subsidiary originally established as a joint venture during the fiscal year ended June 30, 2000, to market the Authentidate service in certain foreign countries;

      - Authentidate Sports, Inc. - a joint venture established during the fiscal year ended June 30, 2001 with Internet Venture Capital, LLC, to develop an authentication service based on our Authentidate technology for use in the sports memorabilia and collectibles industries; and

      - Trac Medical Solutions, Inc. - a majority owned subsidiary established during the fiscal year ended June 30, 2001 to develop a service based on the Authentidate technology designed to enable the electronic processing of Certificates of Medical Necessity and other medical forms.

Computer Products/Services

      Computer Products and Integration Services

      Our subsidiary, DJS, purchases personal computers and peripheral computer products from many different suppliers. Peripheral computer products are products that operate in conjunction with computers, including but not limited to, printers, monitors, scanners, modems and software. DJS, a systems integrator, configures various computer hardware and peripheral products such as software together, to satisfy a customer's individual needs. We believe the market for personal computers and computer integration services will continue to grow the next several years. However, DJS expects to focus on the services aspect of its business where it expects the most growth and greater profit margins.

      Network Services

      DJS also designs and installs network systems which involves the installation of network software on a fileserver computer with less powerful computers sharing information from the fileserver. Applications that the network system provides include E-mail, accounting systems, word processing, communication and any other applications that require the sharing of information. Although management believes that designing and installing network systems may be an area of growth for DJS, there can be no assurance that growth in the network market will be realized.

      Internet/Intranet Development Services

      The Internet/Intranet is a computer based communication system, with international applicability, which provides customers with the ability to advertise products, provide news and stock market products, provide educational data bases, as well as one on one and group communications. Through DJS, we provide customer Internet installation services, including installation of web pages.

                           AUTHENTIDATE HOLDING CORP.

                        DocSTAR DOCUMENT IMAGING SYSTEMS

PRODUCTS

DocSTAR Document Imaging Systems

      In January 1996, we introduced our document imaging management system under the tradename DocStar on a national level. Our DocStar system enables users to scan paper documents onto an optical disk, hard drive or other storage medium from which they can be retrieved in seconds. This system allows users to eliminate or significantly reduce paper filing systems. We believe that a broad spectrum of businesses and governmental agencies experience the problem of storage, management and security of paper documents. The DocStar product line is intended to provide a cost effective method of reducing the space necessary to store documents while granting a user the ability to instantly retrieve documents. We believe that ease of use is a key ingredient of the DocStar software.

      Our DocStar product line consists of proprietary software and a personal computer and may also include a scanner. This system can be utilized as a "stand-alone" system or as part of a network installation. We consider our DocStar division to be a software business. While, we sell the hardware in order provide the customer with a "turn-key" system, we believe that it is the software employed in the DocStar system which differentiates us from our competitors.

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

      We design and assemble the DocStar product line, the main components of which are a proprietary software package and a personal computer. The DocStar software controls scanning, indexing, storage and reproduction. We purchase hardware devices, such as scanners and laser printers, from unaffiliated third parties and assemble the PC's for the system. The software utilized in DocStar consists of various versions of existing software from other developers, as well as software we have developed. We offer the DocStar System in several models, which offer different storage options and processing speeds. We also sell software upgrades and licenses which involve no hardware or computer parts.

      We market our DocStar products through a national dealer network of approximately 100 dealers and anticipate the addition of several new dealers in future fiscal quarters to expand into markets not currently served. We own and manage one dealership in the Albany, New York region, which also serves as a test market for new applications and software.

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

      Since inception, we have devoted efforts to research and development activities in an effort to improve our current software and introduce new products. Current development efforts are directed toward improving ease of use, adding system enhancements and increasing performance. Product development expense for document imaging was $88,027, $256,466 and $291,791 for fiscal years 2002, 2001 and 2000, respectively. We will continue to improve our document imaging software in an effort to satisfy the needs of a dynamic marketplace.

QUALITY CONTROL AND SERVICE

      We administer quality control at each of the three levels of the assembly process. First, components considered for use in standard systems are tested for compatibility by the research staff. Second, incoming components receive a physical damage inspection on receipt and again at the start of the production process. Each memory module is electronically tested prior to assembly. Each complete unit is then functionally tested at the end of the assembly process to demonstrate that all components are engaged and fully operational.

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

      Our dealers provide service to the end users. All dealers receive service training from our national service staff. We provide the dealer with replacement parts free of charge for 13 months after date of shipment. Our vendors provide a similar warranty for failed components. We offer telephone support service to our dealers.

ASSEMBLY AND SUPPLIERS

      Our products have been designed to enable a variety of system configurations to be assembled from a few basic modules. Our assembly operations consist primarily of the assembly, test and quality control of all parts, components, subassemblies and systems.

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

PATENTS AND TRADEMARKS

      We have, along with our Authentidate subsidiary, four patents pending concerning the technology and one patent pending for business processes underlying the Authentidate product line and have registered the logos "DocStar" and "Authentidate" as trademarks. No assurance can be given that registration will be effective to protect our trademarks. We believe our tradename and patents are material to our business.

SALES AND MARKETING

      Our products are primarily being distributed through an international dealer network and through a dealership we own in our local market area. We believe that we have achieved a national sales presence through national advertising, favorable reviews in industry publications, newspapers, magazines, press releases and other periodicals utilized by the document imaging industry. Moreover, we periodically offer direct mail and telemarketing services to selected qualified dealers in their market area. Management intends to increase the number of dealer locations during the current fiscal year, although there can be no assurance we will be successful in such efforts.

      Our products are usually sold on credit terms or through a floor planning finance company (to qualified accounts), and are warranted against defects in materials and workmanship for a period of 13 months from purchase. We currently employ four regional sales directors to cover the significant markets of the country, a national sales director and one sales consultant in Canada. No customer or distributor accounted for more than 10% of our total consolidated revenue in the fiscal years ended June 30, 2002, 2001 or 2000.

COMPETITION

      The market for our products is rapidly changing and highly competitive. The competition is direct (i.e., companies that make similar products) and indirect (i.e., companies that participate in the market, but are not our direct competitors). We compete with major document imaging companies such as Digitech, Laserfiche and Optika. Many of our current and prospective competitors may have significantly greater financial, technical, manufacturing and marketing resources, as well as a larger installed base, than us.

EMPLOYEES

      We employ 41 full-time employees including our executive officers. No employees are covered by a collective bargaining agreement, and we believe our employee relations are satisfactory.

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

                           AUTHENTIDATE BUSINESS LINES

AUTHENTIDATE, INC.

      In 1999, we established a majority owned subsidiary named Authentidate, Inc., to engage in a new business line of providing end users with a software-based service which will:

      - accept and store electronic images from networks and personal computers throughout the world and from different operating systems via the Internet;

      - indelibly date and time stamp all electronic images received using a secure clock;

      - allow users to transmit only the "secure codes" to Authentidate fileservers while maintaining the original within the customers "firewall"; and

      - allow users to prove authenticity of time, date and content of stored electronic documents.

RELATED ENTITIES

      We formed a joint venture in March, 2000, known as Authentidate International, AG, with a German company to develop the Authentidate software in foreign languages and to market that product outside the Americas, Japan, Australia, New Zealand and India. This company is currently in the market development stage. On March 15, 2002, we consummated the acquisition of the outstanding capital stock of Authentidate International not owned by us and presently own all of the capital stock of this company.

      We established Authentidate Sports, Inc., a joint venture with Internet Venture Capital, LLC, an investor experienced in the sports memorabilia industry, during the fiscal year ended June 30, 2001. Authentidate Sports (f/k/a Authentidate Sports Edition, Inc.) was created to market Authentidate services to the sports memorabilia and collectibles industries. This company is currently in the market development stage.

      We established Trac Medical Solutions, Inc. as WebCMN, Inc., in March, 2001 in order to develop a service to facilitate the processing of Certificates of Medical Necessity and other medical forms for the medical equipment supplier industry. WebCMN changed its corporate name to Trac Medical Solutions, Inc., in connection with its acquisition of various intellectual property and other assets in October, 2001, including the trademark "Trac Medical" and a patent application related to the business model it is developing. Through Trac Medical Solutions, we are developing a service offering which incorporates our proprietary Authentidate software that is designed to enable users to accurately and efficiently process Certificates of Medical Necessity, which are required to be submitted by suppliers of medical devices in order to obtain insurance reimbursement from Medicare and other third party payors for such products. This service is intended to reduce the time period for reimbursement currently experienced by medical device suppliers. During the fiscal year ended June 30, 2002, Trac Medical Solutions was in the product development stage. Subsequently, Trac Medical Solutions began to market this service under the trademark CareCert(TM) and expects to realize sales revenue in the current fiscal year.

PRODUCTS

      The Authentidate product, marketed as the Enterprise Edition, was released for sale in May, 2001. We contemplate that product integration development work will be necessary for many applications or customers. We realized minor revenue during fiscal year ended June 30, 2002. In August 2002, we announced that we entered into an agreement with the United State Postal Service to market the USPS Electronic Postmark Service(R) ("EPM(R)"). We anticipate generating revenue from this arrangement during the current fiscal year.

      Trac Medical Solutions commenced marketing its service, CareCert(TM), subsequent to the end of the June 30, 2002 fiscal year. Trac Medical has entered into its first commercial agreement with a medical device supplier and expects to realize revenue during the fiscal year ending June 30, 2003.

RESEARCH AND DEVELOPMENT

      The Internet market is characterized by rapid technological change involving software, hardware and communication technologies. Our ability to be competitive depends upon our ability to anticipate and effectively react to technological change on the Internet as well as constantly changing market conditions for the evolving Internet market place. Current development efforts are directed to enhancing the current product and integrating this product into customer applications. We have a policy of capitalizing product development expenses and amortizing those expenses over the anticipated useful life. However, because of market uncertainty software development costs related to the Authentidate Retail Version were fully amortized during the fourth quarter of the year ended June 30, 2000. We have expensed $1,831,847 and $1,982,129 as product development expenses related to our Authentidate technology in the years ended June 30, 2002 and June 30, 2001, respectively. Further, for the year ended June 30, 2002, Trac Medical incurred product development expense of $118,997 and for the three and one-half month period commencing on the date of our acquisition of Authentidate International and until June 30, 2002, Authentidate International incurred $131,302 of product development expenses.

DEVELOPMENT AND SUPPLIERS

      We have engaged AT&T, Inc., to provide and maintain a secure hosting center at a facility in New York State from where the Authentidate product line and the EPM service offering will operate. We believe that there are sufficient alternative suppliers of these services. We initially retained third party consulting firms to program and develop both the Authentidate Enterprise Edition and CareCert software products. Currently, we have employed our own staff of software developers to complete the development and design improvements to both of these products. Our software products incorporate products and services which we license from unaffiliated third parties. We believe that adequate alternative suppliers of these products and services exist on commercially reasonable terms so as to mitigate any adverse impacts caused by the termination of any of our existing relationships.

PATENT AND TRADEMARKS

      Along with AHC, Authentidate has four patents pending concerning the technology and one patent pending regarding business processes, underlying the Authentidate product line and has registered the trademark "Authentidate" and have sought to register three additional trademarks. In addition, in connection with our Trac Medical business line, we have two patents pending, have registered the trademark "Trac Medical" and have sought to register six additional trademarks, including the mark CareCert. No assurances can be given that the registration will be effective to protect our trademarks.

SALES AND MARKETING

      Authentidate and Authentidate International market the service directly to corporate and government accounts using a combination of direct sales and indirect sales. Authentidate also plans to market the product to application software companies to be included as an "added feature" in their products using the same sales model as corporate accounts. Authentidate expects to use a combination of terms, usage fees, flat fees and license fees. Trac Medical Solutions markets the service offering to medical home care suppliers.

COMPETITION

      Our Authentidate and CareCert product concepts are new and competition is currently limited. Authentidate and the related business lines may, however, experience competition from much larger Internet and software companies that have greater financial, technological and marketing resources than it does. Trac Medical Solutions competes with E-Click, Inc. in providing web-based processing of medical forms.

EMPLOYEES

      Currently, Authentidate has 21 employees, Authentidate International has 18 employees and Trac Medical Solutions has 6 employees. None of these employees are represented by a collective bargaining agreement. We believe that our employee relations are satisfactory.

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

                            DJS MARKETING GROUP, INC.

      DJS (d/b/a "Computer Professionals") is a network and systems integrator of computer and peripheral products for a variety of customers, including corporations, schools, government agencies, manufacturers and distributors. DJS is a prominent systems integrator in the Albany, New York region.

      DJS provides network integration, Internet/Intranet development, accounting solutions, service, consultation, document management and video conferences. DJS also services the products it sells by employing factory trained computer technicians and network engineers.

PRODUCTS AND SERVICES

Computer Products and Integration Services

      DJS purchases personal computers and peripheral computer products from many different suppliers. Peripheral computer products are products that operate in conjunction with computers, including but not limited to, printers, monitors, scanners, modems and software. DJS configures various computer hardware and peripheral products such as software together, to satisfy a customer's individual needs.

System Integration Services

      DJS' network integration group designs, implements, installs, manages and supports enterprise networks with products from Novell, Microsoft, Citrix, Compaq, Cisco and others. Applications that the network system provides include security, remote access storage, E-mail, accounting systems, word processing, communication and any other applications that require the sharing of information. DJS designs customized solutions for its clients with precise objectives and its engineers analyze hardware, software, and cabling to ensure effective and affordable solutions.

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

Document Management Services

      DJS also offers document imaging services which it believes is an efficient and financially attainable alternative to conventional, costly paper trails. Management believes digital documents can be stored, searched, retrieved and edited in a fraction of the time with complete access to the network and quality control features. Among other product lines, DJS offers customers our DocStar line.

SALES AND MARKETING

      DJS markets its products and services throughout New York State, parts of Vermont and Massachusetts. DJS intends to expand its national and international sales and marketing departments. Clients include corporations, small office/home office owners, schools, government agencies, manufacturers and distributors.

COMPETITION

      DJS is one of the oldest and largest network and systems integrators in the Capital District of Albany, New York, and works on many diverse platforms. While management believes that no other computer company in the Albany, New York region offers the extensive services that DJS offers, DJS faces competition in computer sales, service and support in its market from companies such as include P& T Computers, ATEC and IP Logic. Some of our competitors may have significantly greater financial, technical and other resources than us.

EMPLOYEES

      DJS has 30 full-time staff members, including two (2) executive officers. None of the employees of DJS are represented by a collective bargaining agreement. DJS believes that its employee relations are satisfactory.

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

                                  RISK FACTORS

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

IF WE CONTINUE TO FACE UNCERTAINTIES IN MARKETING OUR PRODUCTS, WE WILL CONTINUE TO LOSE MONEY.

      We incurred losses of $9,951,402, $9,340,103 and $5,274,043 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. We have incurred significant costs developing our Authentidate services and will continue to incur these costs in the future as we attempt to increase market awareness and sales. We have also incurred significant costs to date in establishing and maintaining the distribution channels for our DocStar products and will continue to incur such costs in the future. In the event we determine to expand our distribution channels, these costs would be expected to increase. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line and the competitive environment in which we operate. There can be no assurance that we will be able to achieve profitable operations in future operating periods.

WE HAVE LIMITED WORKING CAPITAL AND MAY NEED ADDITIONAL FUNDS TO FINANCE FUTURE OPERATIONS.

      Our capital requirements have been and will continue to be significant. We have been substantially dependent upon public offerings and private placements of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to promote and market the Authentidate product line, including the offerings of our Trac Medical Solutions subsidiary and our Authentidate Sports venture, and to continue to promote our DocStar products. Due to these expenditures, we have incurred significant losses to date. For the fiscal years ended June 30, 2002, June 30, 2001 and June 30, 2000, we used $6,003,316,
$1,391,651 and $5,078,674 in cash from operating activities, respectively. We have capitalized the software development costs relating to our new Authentidate product and our ability to recover such costs is highly dependent on the future success of the marketing and sales of this product. If the revenue generated from our Authentidate product is less than anticipated, the carrying value of the software development costs may be impaired and require an impairment charge in the future.

      In July, 2002, we commenced a private placement of up to $4,800,000 of units of our securities, each unit consisting of one share of common stock and warrants to purchase 0.20 shares of common stock. The offering expired on August 31, 2002 and we closed on an aggregate of $2,000,035 of units in the offering. The offering was conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder. We expect the net proceeds received from this offering to satisfy our cash needs for an additional six months. In the future, we will need additional funds from loans and/or the sale of equity securities to fully implement our business plans. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. In the event such funds are not available, we will be forced to reduce our current and proposed operations.

IF THE UNITED STATES POSTAL SERVICE CANCELS OUR AGREEMENT, WE WILL NOT GENERATE SIGNIFICANT REVENUE FROM OUR AUTHENTIDATE BUSINESS AND WILL NEED TO INCUR ADDITIONAL COSTS IN OUR EFFORTS TO SUCCESSFULLY COMMERCIALIZE THIS PRODUCT.

      We entered into the strategic alliance agreement with the United States Postal Service to incorporate our Authentidate service into their Electronic Postmark(R) Service. The Postal Service has the right to cancel the contract in the event we are unable to perform our obligations and, after six months from the effective date of the agreement, the Postal Service may terminate the agreement at its convenience. If the Postal Service terminates the agreement, we will not generate any meaningful revenue from the relationship and will not recoup valuable time and resources expended in negotiating and consummating the agreement. Further, if we are unable to commence realizing revenue from our Authentidate service, we will incur additional costs in developing our product and exploring alternative avenues in which to successfully market this product. This would further strain our cash resources and may force us to reduce current and proposed operations in an effort to conserve our cash resources.

WE HAVE INCURRED SIGNIFICANT ADDITIONAL COSTS CONCERNING OUR INTERNATIONAL OPERATIONS AND MAY INCUR ADDITIONAL COSTS IN THE FUTURE.

      On March 15, 2002, we consummated a transaction to acquire all of the outstanding capital shares of Authentidate International, AG held by our co-venturers. Pursuant to the Stock Purchase Agreement, we repurchased all of the outstanding shares of Authentidate International in exchange for an aggregate of 1,425,875 shares of our common stock and warrants to purchase 100,000 shares of our common stock. In connection with this transaction, certain of the sellers also surrendered to us for cancellation an aggregate of 250,000 warrants to purchase shares of our common stock which were previously issued to them. In connection with this transaction, we made a $500,000 loan to Authentidate International as of December 24, 2001. There can be no assurances, however, that Authentidate International will achieve profitability. As the sole owner of Authentidate International, we may incur additional expenses in operating Authentidate International. Further, we entered into an employment agreement with Mr. Jan C.E. Wendenburg, pursuant to which Mr. Wendenburg will serve as the Chief Executive Officer of Authentidate International, AG, for a three year term. In consideration of his services, Mr. Wendenburg will receive an initial base salary of US$200,000 and options to purchase 184,000 shares of our common stock. We will also issue additional stock options to other employees of Authentidate International, AG.

WE MAY ACQUIRE ADDITIONAL COMPANIES WHICH MAY RESULT IN ADVERSE EFFECTS ON OUR EARNINGS AND WHICH MAY ADVERSELY AFFECT OUR MANAGEMENT AND OPERATING SYSTEMS.

      As described above, we have consummated the transaction to acquire Authentidate International, AG and were negotiating the terms of an additional acquisition, which negotiations have recently ceased. Due to the resources devoted to our acquisition of Authentidate International and other acquisition that we may consummate may have an adverse effect on our liquidity and earnings and may be dilutive to our earnings. Further, in the event that we consummate an acquisition or obtain additional capital through the sale of debt or equity to finance an acquisition, our shareholders may experience dilution in their shareholders' equity. Additionally, by growing through acquiring other companies, significant demands are being made on our management, operations and resources, including working capital. If we are not able to effectively manage our growth, our business and operations will be materially harmed. To manage growth effectively, we will be required to continue to improve our operational, financial and managerial systems, procedures and controls, hire and train new employees while managing our current operations and employees.

THE GRANT WE RECEIVED IN CONNECTION WITH THE CONSTRUCTION OF OUR HEADQUARTERS REQUIRES US TO MEET CERTAIN THRESHOLDS, THE ATTAINMENT OF WHICH MAY SIGNIFICANTLY INCREASE OUR OPERATING COSTS.

      In June 1999, we completed construction of a new office and production facility in Schenectady, New York for approximately $2,300,000, which was financed with a $1,000,000 grant from the Empire State Development Corporation (an agency of New York state) and a mortgage loan from a local financial institution. The grant stipulates that we are obligated to achieve certain annual employment levels between January 2002 and January 2005. While we have not currently achieved the agreed upon employment levels, we expect to achieve such levels by 2005. In order to achieve the employment levels required by the grant, we would incur substantial additional operating costs in connection with the salaries and benefits to be received by the additional employees. In the event we do not achieve the stipulated employment levels, some or all of the grant will have to be repaid. Accordingly, the grant has been classified as a long term liability on our balance sheet. In the event some or all of the grant will be required to be repaid, we will either seek refinancing from a financial institution, sell the building or pay the amounts due out of our cash reserves.

OUR SOFTWARE SECURITY PRODUCTS MAY NOT BE ACCEPTED BY CONSUMERS, WHICH WOULD SERIOUSLY HARM OUR BUSINESS.

      We recently introduced our Authentidate product line, including the CareCert medical forms processing service. Demand and market acceptance for the our software security offerings remain subject to a high level of uncertainty. Achieving widespread acceptance of these products and maintaining market acceptance of DocSTAR will continue to require substantial marketing efforts and the expenditure of significant funds to create and maintain brand recognition and customer demand for such products. There can be no assurance that adequate marketing arrangements will be made and continued for such products and there can be no assurance that any of these products will ever achieve or maintain widespread market acceptance or that the sale of such products will be profitable.

IF WE CANNOT CONTINUOUSLY ENHANCE OUR PRODUCTS IN RESPONSE TO RAPID CHANGES IN THE MARKET, OUR BUSINESS WILL BE HARMED.

      The software-based services industry and computer industry in general are characterized by extensive research and development efforts which result in the frequent introduction of new products which render existing products obsolete. Our ability to compete successfully in the future will depend in large part on our ability to maintain a technically competent research and development staff and our ability to adapt to technological changes in the industry and enhance and improve existing products and successfully develop and market new products that meet the changing needs of our customers. Although we are dedicated to continued research and development of our products with a view towards offering products with the most advanced capabilities, there can be no assurance that we will be able to continue to develop new products on a regular basis which will be competitive with products offered by other manufacturers. At the present time, we do not have a targeted level of expenditures for research and development. We will evaluate all opportunities but believe the majority of our research and development will be devoted to enhancements of our existing products.

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

WE DO NOT HAVE PATENTS ON ALL THE TECHNOLOGY WE USE WHICH COULD HARM OUR COMPETITIVE POSITION.

      We do not currently hold any patents and the technology embodied in some of our current products cannot be patented. We have four patents pending for the innovative technology underlying the Authentidate business plan that can verify the authenticity of digital images by employing a secure clock to stamp the date and time on each image captured and have one patent pending concerning the associated business process. We recently acquired the rights to an additional patent application related to our Trac Medical Solutions, Inc., business model and have two patents pending regarding this process. We have also registered as trademarks the logos "DocStar" and "Authentidate" and acquired the registered trademark "Trac Medical". We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file a patent application for any new products we may develop, to the extent any technology included in such products is patentable, if any. There can be no assurance that any patents in fact, will be issued or that such patents will be effective to protect our products from duplication by other manufacturers. In addition, there can be no assurance that any patents that may be issued will be effective to protect our products from duplication by other developers.

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

WE DEPEND ON OTHERS FOR COMPONENTS OF OUR PRODUCTS, WHICH MAY RESULT IN DELAYS AND QUALITY-CONTROL ISSUES.

      We do not own or lease any manufacturing facilities and do not manufacture any of the component parts for our products. Rather, we purchase all of these components from unaffiliated suppliers. All of our DocStar products are assembled at our facilities. DJS acquires computer hardware from manufacturer or third party resellers. We believe that at the present time we have sufficient sources of supply of component parts and computer equipment, and that in the event any existing supplier ceases to furnish these to us, alternative sources are available. However, there can be no assurance that the future production capacity of our current suppliers and manufacturers will be sufficient to satisfy our requirements or that alternate suppliers and manufacturers will be available on commercially reasonable terms, or at all. Further, there can be no assurance that the availability of such supplies will continue in the future.

IF OUR PRODUCTS ARE NOT COMPETITIVE, OUR BUSINESS WILL SUFFER.

      Authentidate Holding Corp. and its subsidiaries are engaged in the highly competitive businesses of assembling and distributing document imaging systems, software-based authentication products, computer hardware and software as well as technical support services for such businesses. The document imaging business is competitive and we compete with major manufacturers. Many of these companies have substantially more experience, greater sales, as well as greater financial and distribution resources than do we. The most significant aspects of competition are the quality of products, including advanced capabilities, and price. There can be no assurance that we can effectively continue to compete in the future.

      Our Authentidate business, including the product offered by Trac Medical Solutions, is a new business line and the level of competition across the product line is unknown at this point in time. There can be no assurances, however, that any of the Authentidate products, including the service offered through the U.S. Postal Service, will achieve market acceptance.

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

IF OUR COMMON STOCK IS DELISTED FROM NASDAQ, LIQUIDITY IN OUR COMMON STOCK MAY BE AFFECTED.

      Our common stock is listed for trading on the Nasdaq National Market. In order to continue to be listed on Nasdaq, however, we must meet certain criteria, including one of the following:

      - maintaining shareholders' equity of $10,000,000, a minimum bid price of $1.00 per share and a market value of its public float of $5,000,000; or

      - having a market capitalization of at least $50,000,000, a minimum bid price of $5.00 per share and a market value of its public float of $15,000,000.

      On June 28, 2002, our closing bid price was $3.31. The dilution to our shareholders which could be caused by the widespread conversion of the Series B and Series C Preferred Stock could cause the per share value of our common stock to drop below the minimum bid of $1.00 required for continued listing. As of June 30, 2002, we had stockholders' equity of $17,945,334 and as of June 28, 2002 the market value of our public float was approximately $61,780,898.

      In the future, if we should fail to meet Nasdaq maintenance criteria, our Common Stock may be delisted from Nasdaq, and trading, if any, in our securities would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities.

      Although we anticipate that our common stock will continue to be listed for trading on Nasdaq, if the common stock were to become delisted from trading on Nasdaq and the trading price of the common stock was below $5.00 per share on the date the common stock was delisted, trading in such securities would also be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell their securities in the secondary market.

OUR SERIES B PREFERRED STOCK FINANCING MAY RESULT IN DILUTION TO OUR COMMON SHAREHOLDERS.

      Dilution of the per share value of our common shares could result from the conversion of most or all of the Series B Preferred Stock we sold in a private placement in October 1999. Holders of our Series B Preferred Stock may convert these shares into shares of our common stock at a conversion price of $1.875 beginning one year after the issuance of the Series B Preferred Stock. However, after three years from the closing, the conversion price is subject to a floating rate equal to the lower of $1.875 or the average of the closing bid and asked prices of our common stock for the immediately preceding ten consecutive trading days ending one day prior to the notice of conversion; provided, however, that the conversion price may not be lower than $0.875. We originally issued 50,000 shares of our Series B Preferred Stock in the October 1999 private placement. As of the date of this Annual Report on Form 10-K, there are 28,000 shares of Series B Preferred Stock outstanding.

      The following chart presents the maximum number of common shares issuable on conversion of the currently outstanding shares of Series B Preferred Stock based on different conversion rates. While we expect to issue a maximum of an additional 373,333 shares of common stock upon conversion of the Series B Preferred Stock until October 5, 2002, we could issue a significantly greater number of common shares upon conversion of the Series B Preferred Stock after October 5, 2002, when the floating conversion rate is triggered.

                                                               Percentage
                                                             of Total Shares
Conversion           Conversion   Maximum Number of Shares   of Common Stock
  Period                Rate      of Common Stock Issuable     Outstanding
  ------                ----      ------------------------     -----------
10/6/2000 -            $1.875            373,333                  1.9%
10/5/2002
10/6/2002 -            $1.875            373,333                  1.9%
10/6/2002 -            $ 1.50            466,667                  2.4%
10/6/2002 -            $ 1.00            700,000                  3.6%
10/6/2002 -            $0.875            800,000                  4.1%

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

      - After three years, if the average trading price falls below $1.875, the lower the average trading price, the greater the number of common shares that a holder of our Series B Preferred Stock will receive upon conversion; provided, however, that the conversion price may not be lower than $0.875. This might further encourage the holders of the Series B Preferred Stock to covert their shares into common shares. The increased number of common shares would further depress the average trading price of our common stock.

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

OUR SERIES C PREFERRED STOCK FINANCINGS MAY RESULT IN DILUTION TO OUR COMMON SHAREHOLDERS.

      Dilution of the per share value of our common shares could result from the conversion of most or all of the Series C Preferred Stock we sold in two transactions pursuant to Regulation S to non-U.S. entities in May, 2001. Holders of our Series C Preferred Stock may convert these shares into shares of our common stock at a fixed conversion price of $4.845 beginning at the earlier of one year after the issuance of the Series C Preferred Stock or upon the effectiveness of a registration statement covering such shares. In addition, the purchasers in these transactions received warrants to purchase such number of shares of our common stock as equals 10% of the number of shares issuable upon conversion of the Series C Preferred Stock, rounded up to the nearest 1,000 shares. The warrants may not be exercised until the earlier of one year from the date of issuance or upon the effectiveness of a registration statement covering the common stock underlying the warrants. We initially issued 5,500 shares of Series C Preferred Stock which are convertible into an aggregate of 1,135,191 shares of common stock and 114,000 warrants. As of the date of this Annual Report on Form 10-K, there are outstanding 4,000 shares of Series C Preferred Stock which are convertible into an aggregate of 825,593 shares of common stock and 114,000 warrants.

WE HAVE SOLD RESTRICTED SHARES WHICH MAY DEPRESS OUR STOCK PRICE WHEN THEY ARE SELLABLE UNDER RULE 144.

      As of September 17, 2002, there were 3,461,514 shares of common stock currently outstanding may be deemed "restricted securities" as that term is defined under the Securities Act of 1933, and in the future, may be sold pursuant to a registration under the Securities Act, in compliance with Rule 144 under the Securities Act, or pursuant to another exemption therefrom. Rule 144 provides, that, in general, a person holding restricted securities for a period of one year may, every three months thereafter, sell in brokerage transactions an amount of shares which does not exceed the greater of one percent of our then outstanding common stock or the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitations by a person who is not an affiliate of ours and was not an affiliate at any time during the 90 day period prior to sale and who has satisfied a two year holding period. Sales of our common stock by certain present stockholders under Rule 144 may, in the future, have a depressive effect on the market price of our securities. In addition, the sale of shares by officers and directors and other affiliated shareholders, may also have a depressive effect on the market for our securities.

THE EXERCISE OF OUR OUTSTANDING OPTIONS AND WARRANTS MAY DEPRESS OUR STOCK
PRICE.

      As of June 30, 2002, there were outstanding stock options to purchase an aggregate of 5,280,349 shares of common stock at exercise prices ranging from $0.01 to $9.125 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $4.43. As of June 30, 2002 there were outstanding immediately exercisable warrants to purchase an aggregate of 2,685,818 shares of common stock at exercise prices ranging from $1.00 to $13.04 per share. In addition, there are outstanding 28,000 shares of our Series B Preferred Stock, which are currently convertible into an aggregate of 373,333 Shares of common stock and 4,000 shares of our Series C Preferred Stock, which are convertible into an aggregate of 825,593 shares of common stock. To the extent that outstanding stock options and warrants are exercised or the Series B and Series C Preferred Stock is converted, dilution to our shareholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options and warrants can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by the outstanding options, warrants and preferred stock.

IF WE CANNOT OFFSET FUTURE TAXABLE INCOME OUR TAX LIABILITIES WILL INCREASE.

      At June 30, 2002, the date of our most recent fiscal year end, we had net operating loss carryforwards ("NOLS") for federal income tax purposes of approximately $36,000,000 available to offset future taxable income. Under
Section 382 of the Internal Revenue Code of 1986, as amended, utilization of prior NOLS is limited after an ownership change, as defined in Section 382, to an annual amount equal to the value of the corporation's outstanding stock immediately before the date of the ownership change multiplied by the federal long-term exempt tax rate. Use of our NOLS could also be limited as a result of grants of stock options under stock option plans and other events. In the event we achieve profitable operations, any significant limitation on the utilization of NOLS would have the effect of increasing our current tax liability.

SINCE THE HOLDERS OF OUR OUTSTANDING SERIES A PREFERRED STOCK CONTROL OUR BOARD OF DIRECTORS, OTHER SHAREHOLDERS MAY NOT BE ABLE TO INFLUENCE OUR DIRECTION.

      Our Certificate of Incorporation authorizes our Board of Directors to issue up to 5,000,000 shares of Preferred Stock, from time to time, in one or more series. The Board of Directors is authorized, without further approval of the stockholders, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each new series of Preferred Stock. We previously established 200 shares of Series A Preferred Stock which are owned by John Botti and Ira Whitman, our founders and officers. Currently there are only 100 shares of Series A Preferred Stock outstanding, all of which are owned by Mr. Botti. The Series A Preferred Stock entitles the holders to elect a majority of the Board of Directors. The existence of such stock could adversely affect the voting power of the holders of Common Stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for the common stock at a premium, or otherwise adversely affect the market price of the common stock. In connection with our recent sale of Series C Preferred Stock, the holder of the Series A Preferred Stock agreed not to exercise these rights unless we are current in meeting our dividend obligations and the shares of common stock issuable upon conversion or payable as dividends are not restricted from public distribution in the United States. As of the date of this Annual Report on Form 10-K, there are outstanding 4,000 shares of our Series C Preferred Stock. and 28,000 shares of our Series B Preferred Stock.

ITEM 2.  DESCRIPTION OF PROPERTIES

      Our executive offices and production facilities are located at 2165 Technology Drive, Schenectady, New York 12308. We own the 26,000 square foot building, subject to a mortgage in the amount of $1,318,000.

      A New York State agency awarded us a $1,000,000 grant to build this facility. The grant includes several requirements concerning our business and the number of individuals employed. If these requirements are not fulfilled, we will be required to repay up to $600,000 of the grant to New York State.

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

ITEM 3.  LEGAL PROCEEDINGS

      We are the defendant in a third party complaint filed by Shore Venture Group, LLC in Federal District Court in Pennsylvania. The third party complaint was filed against on May 7, 2002. Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleges a claim for breach of contract and seeks indemnification. This matter is currently in the discovery phase, which is expected to be completed by the end of September, 2002. Management believes that the claim will not have a material adverse impact on our financial condition, results of operations or cash flows.

      We have also been advised of a claim by Shore Venture Group concerning additional shares of the Common Stock of our subsidiary, Authentidate, Inc. We are conducting settlement negotiations with Shore Venture and believe that the claim will not have a material adverse impact on our financial condition, results of operations or cash flows. We believe that we have reached an agreement in principal and we are currently negotiating the specifics of a settlement agreement with Shore Venture. Based on the settlement negotiations held between the parties to date, management believes that the resolution of all of our claims with Shore Venture will not have a materially adverse effect on our financial condition, results of operations or cash flows.

      We are engaged in no other litigation the effect of which would be anticipated to have a material adverse impact on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Upon the effectiveness of our public offering on May 13, 1992, our common stock commenced trading in the over-the-counter market and was listed on the SmallCap Market of the Nasdaq Stock Market under the symbol "BTWS." On August 11, 1994, our common stock commenced trading on the Boston Stock Exchange under the symbol "BTW." On June 25, 1996, we withdrew our listing on the Boston Stock Exchange. On April 24, 1996, our common stock commenced trading on the Pacific Stock Exchange. In April, 2000 we commenced trading on the Nasdaq National Market. On February 2, 2001, we withdrew our listing on the Pacific Stock Exchange. Our common stock currently trades under the symbol "ADAT."

      The following is the range of high and low closing prices for our common stock on the Nasdaq National Market for the periods indicated below:


                                                       High              Low
                                                       ----              ---
     Common Stock
     Fiscal Year 2002
     1st Quarter ...........................        $ 5.30           $ 2.30
     2nd Quarter ...........................        $ 4.98           $ 3.50
     3rd Quarter ...........................        $ 5.24           $ 1.90
     4th Quarter ...........................        $ 5.85           $ 3.12
     Fiscal Year 2001
     1st Quarter ...........................        $ 6.688          $ 3.875
     2nd Quarter ...........................        $ 6.0625         $ 3.25
     3rd Quarter ...........................        $ 5.375          $ 2.938
     4th Quarter ...........................        $ 6.31           $ 3.93
     Fiscal Year 2000
     1st Quarter ...........................        $ 1.46875        $  .875
     2nd Quarter ...........................        $19.875          $ 1.125
     3rd Quarter ...........................        $18.25           $11.25
     4th Quarter ...........................        $13.6875         $ 5.875

      The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs, or commissions, and do not necessarily represent actual transactions.

      As of September 11, 2002, there were approximately 417 holders of record of our Common Stock. We believe there are more than 500 beneficial holders of our Common Stock.

DIVIDEND POLICY

      We have not paid any dividends upon our common stock since our inception. We do not expect to pay any dividends upon our common stock in the foreseeable future and plan to retain earnings, if any, to finance the development and expansion of our business. Further, our Certificate of Incorporation authorizes our Board of Directors to issue Preferred Stock with a preferential right to dividends. We are obligated to pay dividends on certain of our outstanding shares of preferred stock as follows:

- 28,000 shares of our Series B Preferred Stock which have the right to receive dividends equal to an annual rate of 10% of the issue price payable on a semi-annual basis; and

- 4,000 shares of our Series C Preferred Stock which have the right to receive dividends equal to 4% of the issue price on an annual basis payable in either cash or shares of our Common Stock, at our discretion.

SALES OF UNREGISTERED SECURITIES

Warrant Issuance

      We entered into a corporate advisory services with Sands Brothers & Co., Ltd. as of February 8, 2002. Pursuant to this agreement, we issued to Sands warrants to purchase 37,500 shares of our common stock initially exercisable at $3.20 per share and exercisable until February 7, 2007. This agreement was terminated as of May 29, 2002.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and "Managements's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                   YEAR ENDED JUNE 30,

                                     2002               2001               2000               1999                  1998
STATEMENT OF OPERATIONS
DATA:
Net Sales                        $ 16,642,904       $ 17,860,544       $ 15,289,738       $ 17,094,765          $ 33,755,625
Gross Profit                        4,552,369          3,677,098          2,879,320          5,500,777             8,022,507
Net (Loss)/Net Income              (9,951,402)        (9,340,103)        (5,274,043)        (3,166,488)           (5,464,059)
Basic and Diluted
Net(Loss)/Net Income
Per Common Share                        (0.69)             (0.63)             (0.49)             (0.43)                (0.74)

BALANCE SHEET DATA:
Current Assets                      7,320,024         13,524,429         15,232,894          9,857,681            12,138,995
Current Liabilities                 5,727,588          4,004,905          1,809,264          6,225,966             4,789,896
Working Capital                     1,592,436          9,519,524         13,423,630          3,631,715             7,349,099
Total Assets                       26,051,986         25,867,905         21,128,335         14,484,984            14,708,454
Total Long Term Liabilities         2,379,064          2,325,168          2,351,253          5,327,901(1)          3,975,000(2)
Stockholders' Equity               17,945,334         19,537,832         16,967,818          3,335,705             6,478,226

--------------------

(1)   Long-term liabilities excluding discount of $404,588.

(2)   Long-term liabilities excluding discount of $534,668.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL   CONDITION AND RESULTS OF OPERATION

OVERVIEW

      We are involved in the development of security software technology, document imaging products and systems integration services and products. Our products include DocStar document imaging products, the Authentidate security software products and system integration services and products through our DJS subsidiary. We also offer, through our Trac Medical Solutions subsidiary, the CareCert(TM) Internet-based medical forms processing service. Authentidate products are sold by Authentidate, Inc., Trac Medical Solutions, Inc., Authentidate International, AG and Authentidate Sports, Inc. Revenues during the current fiscal have been primarily derived from systems integration services and products and sales of our document imaging products.

      In March 1996, we acquired DJS, a system integrator, and computer reseller in Albany, New York. DJS is an authorized sales and support provider for Novell, Microsoft Solutions and Lotus Notes. DJS sells computer hardware and provides software and integration services to businesses to meet their data management needs.

      We established our Authentidate subsidiary during the fiscal year ended June 30, 2000 to engage in the business of providing end users with a software-based security service designed to accept and store a digital code through the Internet which enables users to prove the authenticity of the date, time and the content of any electronic document. The Authentidate product was released for sale in May, 2001. We contemplate that product integration development work will be necessary for each application or customer. We are in the process of selling this product and began to record revenue during the fiscal year ended June 30, 2002. On March 23, 2001, our shareholders approved a proposal to acquire the outstanding minority interests of our Authentidate, Inc. subsidiary in exchange for securities of our company on a 1.5249:1 basis. This proposal was recommended to our shareholders in connection with the decision of our Board of Directors to focus on our Authentidate business line. We currently own approximately 98% of Authentidate, Inc.

      In March 2002, we acquired all the outstanding capital stock of Authentidate International, AG. We previously owned 39% of the Authentidate International. Authentidate International sells the same Authentidate product in the European marketplace.

      We also organized Trac Medical Solutions (f/k/a WebCMN, Inc.) during the fiscal year ended June 30, 2001 in order to develop a business model to apply the Authentidate technology to the medical supply business relating to the automation and processing of Certificates of Medical Necessity. During the fiscal year ended June 30, 2002, Trac Medical developed its CareCert(TM) service and entered into its first revenue-generating agreement subsequent to the fiscal year end.

      During our the fiscal year ended June 30, 2001, we established a joint venture, Authentidate

Sports, Inc. (f/k/a Authentidate Sports Edition, Inc.), to develop an application of our Authentidate technology to the field of signature authentication relating to sports memorabilia and entertainment collectibles. Authentidate Sports is a 50/50 non-consolidated joint venture and is accounted for on the equity basis.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to new product launches, bad debts, inventory obsolescence, recoverability of equity investments, intangible assets, software capitalization and deferred tax assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results for which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions.

       We believe the following critical accounting policies require more significant judgments and estimates used in the preparation of our consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We loaned $500,000 to an unrelated company in a planned acquisition, Zylab International, Inc. Our loan to Zylab is collateralized by all of Zylab's assets, including all of its intellectual property. As of June 30, 2002, Zylab had defaulted on the notes. On September 23, 2002, we closed on a transaction pursuant to which our loan was repaid on the following terms. Zylab made payment to us of $350,000 in cash, $50,000 in prepaid license fees for a product DocStar licenses from Zylab, and agreed to pay to us 18% of the future net income of Zylab or a successor company up to $100,000, after a $75,000 threshold. Accordingly, our planned acquisition of Zylab has been cancelled.

      We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write downs may be required.

      We hold an interest in a joint venture company having operations or technology in areas within its strategic focus, none of which are publicly traded. We monitor the financial condition and results of such company; however, future adverse changes in market conditions or poor operating results of the underlying investments could result in losses or an inability to recover the carrying value, thereby possibly requiring an impairment charge in the future.

      We have capitalized software development costs related to our newly launched Authentidate product and significant goodwill related to acquisitions, for which the recoverability of such capitalized costs and goodwill is highly dependent on the future success of the marketing and sales of such product. If the product is not well received by the market place and the future revenue generated from such product launch is less than anticipated, the carrying value of the software development costs and goodwill may be impaired and require an impairment charge in the future.


      The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes contained elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

Fiscal Year 2002 Compared to Fiscal Year 2001

      We realized a consolidated net loss of $9,951,402 ($.69 per share) and $9,340,103 ($.63 per share) for the fiscal years ended June 30, 2002 and 2001, respectively. Consolidated net sales totaled $16,642,904 and $17,860,544 for the fiscal years ended June 30, 2002 and 2001, respectively.

      The sales decrease is due to a decrease in sales from our DJS Marketing, Inc. (DJS) subsidiary, where sales decreased from $11,620,407 to $9,871,923 during the fiscal year ended June 30, 2002. Offsetting this decrease was improved sales in our DocStar Division, where sales increased from $6,239,579 to $6,719,803. Our Authentidate subsidiaries, including Trac Medical and Authentidate International, had sales of $51,178 through June 2002.

      Sales declined in DJS for two reasons. The primary reason is a change in business strategy as DJS sold a greater volume of hardware on an indirect sales model, where the sale is passed on to the manufacturer and DJS receives a fee. The gross margin is essentially the same as with a direct sales approach, but DJS can reduce inventory levels and has lower bad debt risks. The second reason for the decrease in sales by DJS is the recessionary pressures confronting the technology industry in DJS' market area. We cannot quantify the exact effect these pressures have contributed to the sales decline. DocStar sales increased due to increased demand for its document imaging products, as well as due to the release of a new version of the software which operates the DocStar unit, Version 3.0.

      The consolidated net loss increase is mainly attributable to losses incurred by our Authentidate and Trac Medical subsidiaries. Please see footnote 16, "Segment Reporting" in the consolidated financial statements. The segment profit for DJS was $96,801 and the segment profit for DocStar was $287,859. The Authentidate business line, which includes Authentidate, Inc., Authentidate International AG and Trac Medical Solutions, Inc., incurred significant selling, general and administrative expenses in the process of building a team of experienced managers and professionals and developing a market for their products. Major expenses include compensation and benefits, professional fees, public relations, amortization, rent, advertising and marketing.

Authentidate International revenue is only included subsequent to March 15, 2002, the date our acquisition was consummated. The Authentidate segment loss was $5,723,055. Corporate expenses also increased due to a reduction in interest income.

      Consolidated gross profit for the fiscal years ending June 30 , 2002 and 2001 was $4,552,369 and $3,677,098, respectively. This increase is due to the sales increase of DocStar discussed above. The consolidated profit margin was 27% and 21% for the years ending June 30, 2002 and 2001, respectively. Gross profit margin is defined as gross profit as a percentage of sales. The increase in gross profit margin is due to DocStar which realized a gross profit margin of 54% for the current fiscal year compared to 37% last year. The increase is due to sales volume increases, component cost reductions and increased efficiencies in assembly.

            Selling, general and administrative expenses (S,G&A) consist of all other of our expenses except product development expenses and interest. S,G&A expenses amounted to $11,470,073 and $11,950,719 for the twelve months ended June 30, 2002 and 2001, respectively. The decrease is mainly due to the Authentidate businesses which have been controlling costs in an effort to reduce the cash flow burn rate. DJS S,G&A expenses decreased slightly during the same period. DocStar S,G&A expenses increased by approximately $600,000 during the fiscal year ended June 30, 2002. The parent company also incurred a corporate non-cash expense of $518,000 for stock compensation expense as a result of the stock conversion to Authentidate Holding Corp. As a percentage of sales, S,G&A costs were 69% and 67% for the years ended June 30, 2002 and 2001, respectively.

      Interest expense was $124, 824 and $124,816 for the years ended June 30, 2002 and 2001, respectively. Our borrowing levels remained relatively constant during these periods and interest rates remained unchanged on our long term debt.

      Product development expenses, excluding capitalized costs, relate to software development for our Authentidate businesses and for DocStar. These costs totaled $2,170,173 and $1,221,639 for the years ended June 30, 2002 and 2001, respectively. The increase is due to product development of the Authentidate business segments. We have a policy of capitalizing qualified software development costs after technical feasibility has been established and amortizing those costs over three years as cost of sales.

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

      Consolidated gross profit for the fiscal years ending June 30, 2001 and 2000 was $3,677,098 and $2,879,320, respectively. This increase is due to the sales increase of DocStar and DJS discussed above. The consolidated profit margin was 21% and 19% for the years ending June 30, 2001 and 2000, respectively. Gross profit margin is defined as gross profit as a percentage of sales. The increase in gross profit margin is due to DocStar which realized a gross profit margin of 37% in 2001 compared to 24% in 2000. The increase is due to sales volume increases, cost reductions and fewer sales discounts compared to 2000.

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

      Product development expenses, excluding capitalized costs, relate to software development for Authentidate and for DocStar. These costs totaled $1,221,639 and $179,696 for the years ended June 30, 2001 and 2000, respectively. The increase is due to product development of the Authentidate software product. We have a policy of capitalizing qualified software development costs after technical feasibility has been established and amortizing those costs over three years as cost of goods sold.

LIQUIDITY AND CAPITAL RESOURCES

      Our primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of all long-term debt at June 30, 2002 totaled $1,317,515 all of which relates to a mortgage loan on our principle office located in Schenectady, New York.

      In May, 2002, our DJS subsidiary closed on a $2,000,0000 revolving line of credit with a financial institution collateralized by all the assets of DJS and guaranteed by Authentidate Holding Corp. The interest rate on this line of credit is prime plus 1.75%, with a minimum rate of 7%. DJS may borrow on this line of credit based on a formula of qualified accounts receivables and inventory. Based upon this formula, $247,000 was available for use at June 30, 2002.

      Property, plant and equipment expenditures totaled $556,398 and newly capitalized software development expenditures totaled $346,331 for the twelve months ended June 30, 2002. There are no significant purchase commitments outstanding.

      In June 1999, we completed construction of a new office and production facility in Schenectady, New York for approximately $2,300,000 which was financed with a $1,000,000 grant from the Empire State Development Corporation (an agency of New York state) and a mortgage loan from a local financial institution. The grant stipulates that we are obligated to achieve certain annual employment levels between January 2002 and January 2005 or some or all of the grant will have to be repaid. We have not achieved the agreed upon employment levels to date, but expect to achieve such levels by 2005. No assurances can be given that such employment levels will be achieved by 2005 so the grant has been classified as a long term liability on the balance sheet. In the event some or all of the grant will be required to be repaid, we will either seek refinancing from a financial institution, sell the building or pay the grant off out of cash reserves. Our cash balance at June 30, 2002 was $2,269,353 and total assets were $26,051,986. Management believes existing cash and short-term investments should be sufficient to meet our operating requirements for the next twelve months provided the Authentidate businesses start to generate material sales. In the event the Authentidate, Authentidate International and Trac Medical do not increase sales materially, then we will either need to obtain outside financing, reduce expenses or a combination of both.

      During the year ended June 30 2002, we incurred a net loss of $9,951,402. Cash used in operating activities totaled $6,003,316 for the year ended June 30, 2002 compared to $1,391,651 used in operating activities for the year ended June 30, 2001. Our cash balance decreased from $9,040,466 to $2,269,353 from June 30, 2001 to June 30, 2002. Further, our accumulated deficit increased from $31,283,665 at June 30, 2001 to $42,999,497 at June 30, 2002 To date, we have been largely dependent on our ability to sell additional shares of our common stock to obtain financing to fund our operating deficits. Under our current operating plan to introduce the new Authentidate technology, our ability to improve operating cash flow is highly dependent on the market acceptance of our products and our ability to reduce overhead costs. Authentidate and its related businesses, Trac Medical and Authentidate International, are currently cash flow negative and along with our operations, were responsible for the negative cash flow from operations for the year ended June 30, 2002. If we are unable to attain projected sales levels for Authentidate and related products and unable to raise additional capital to fund our operations, we will be required to implement cost reduction strategies, including ceasing or reducing the operations of Authentidate, Authentidate International or Trac Medical Solutions.

      Long term debt at June 30, 2002 and 2001 consists of the following:

                                                                            2002              2001
                                                                        -----------       -----------
      Mortgage  payable with Central National Bank in the original amount of $1,400,000 with interest, adjusted every five
      years, equal to the five-year Treasury Bill rate plus 2.5%, not to be less than 8.25% (8.25% at June 30, 2002), payable in monthly installments through October 2019. The
      mortgage is collateralized by a first mortgage lien on the
      Company's headquarters                                            $ 1,317,515       $ 1,350,441

      Less current portion                                                  (35,747)          (32,926)
                                                                        -----------       -----------

          Long-term debt, net of current portion                        $ 1,281,768       $ 1,317,515
                                                                        ===========       ===========

      The aggregate principle maturities of long-term debt for each of the subsequent five years and thereafter are as follows:


            2003              $   35,747
            2004                  38,810
            2005                  42,136
            2006                  45,747
            2007                  49,668
            Thereafter         1,105,407

                              $1,317,515
                              ==========

      The Company is obligated under operating leases and capital leases for certain equipment and facilities expiring at various dates through the year 2007. As of June 30, 2002, future minimum payments by year, and in the aggregate, noncancelable operating leases with initial terms of one year or more consist of the following:

                                                         CAPITAL         Operating
                                                         LEASES           Leases
      Fiscal year ending June 30:
        2003                                          $   113,419       $  529,766
        2004                                               85,766          563,113
        2005                                               22,073          535,768
        2006                                                   --          430,438
        2007                                                   --          162,616
                                                      -----------       ----------
                                                          221,258       $2,221,701
                                                                        ==========
        Amounts representing interest                      35,135
                                                      -----------
      Present value of net minimum lease payment          186,123
      Less current portion                                (88,827)
                                                      -----------
      Long-term portion                               $    97,296
                                                      ===========


      As described in more detail above, we issued an aggregate of 1,425,875 shares of common stock and 100,000 common stock purchase warrants to the other equity holders of Authentidate International, AG in consideration of our acquisition of all outstanding equity securities issued by Authentidate International AG. This transaction was consummated as of March 15, 2002 and as a result, Authentidate International AG is now our wholly-owned subsidiary. Authentidate International AG was organized in March 2000 as a joint venture with a German company, Windhorst New Technologies, Agi.G.,to market Authentidate in countries outside of the Americas, Japan, Australia, New Zealand and India. We invested DM 250,000, which was equal to approximately $124,000 and also granted a license of the Authentidate technology to the joint venture vehicle. Additionally, we issued 250,000 Common Stock Purchase Warrants to Windhorst in connection with the joint venture. Windhorst contributed DM 3,000,000 to the joint venture.

      In February, 2002, we offered the holders of our Series B Common Stock Purchase Warrants the opportunity to receive new common stock purchase warrants upon the exercise of their Series B Warrants for cash. The Series B Warrants were originally issued in October, 1999. The warrant holders exercising Series B Warrants received new warrants with an exercise price of $2.00 per share, which was above the market price of our common stock at the time of the transaction. Holders of 1,080,000 Series B Warrants elected to exercise their Series B Warrants and an aggregate of 1,080,000 new warrants were issued. The new warrants expire on October 1, 2004 and do not include registration rights, although we may elect to include the shares underlying these new warrants in any future registration statement we may file.

      Subsequent to June 30, 2002, we consummated a private placement of our securities pursuant to Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder. The securities offered have a purchase price of $3.03 per unit. We sold an aggregate of 660,077 units of our securities, each unit comprised of one share of common stock and one warrant to purchase .20 shares of common stock. The warrants are exercisable at $3.26 per share for a period of five years from the date of issuance. We received approximately an aggregate of $1,950,000 in net proceeds after payment of expenses. The proceeds raised will be used to increase the business development, marketing and sales efforts for the Authentidate services, along with our general working capital needs. We agreed to file a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock contained in the units, including the shares underlying the warrants. In the event that we do not timely file the registration statement, or it is not timely declared effective, the investors will be entitled to liquidated damages equal to 2% of the purchase price for each month that the relevant event is delayed.

      We previously disclosed in our Supplement to the Proxy Statement dated March 13, 2001, that we received notice of a potential claim from a minority shareholder of Authentidate, Inc. relative to the conversion of Authentidate, Inc. stock into Authentidate Holding Corp. stock. We dispute these claims and will vigorously oppose them and we will assert various counter- claims in any such action. However, in the event that we are unsuccessful in any proceeding commenced to adjudicate this issue, then we may be required to issue additional shares of our common stock and may record a non-cash expense, the amount of which cannot be presently estimated. Management believes that the claim will not have a material adverse impact on our financial condition, results of operations or cash flows.

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

      We received approximately an aggregate of $5,200,000 in net proceeds after payment of commissions and expenses. The proceeds of these transactions will be used to increase the business development, marketing and sales efforts for the Authentidate services, along with our general working capital needs.

      The transactions were completed under Regulation S of the Securities Act of 1933, as amended, and the securities sold in the offering are deemed restricted securities under Regulation S. We registered for resale, effective as of July 8, 2002, the shares of common stock which may be:

      -     issued upon the conversion of the Series C Preferred Stock;

      -     paid as dividends on the Series C Preferred Stock; and

      -     issued upon the exercise of the warrants.

      In October and November 1999, we completed three private equity offerings for approximately $2,100,000 (approximately $1,900,000 after expenses). The investment was structured as follows. In the first offering we sold 740,000 units for $740,000, each unit consisting of two shares of common stock and two Series B Common Stock Purchase Warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.375 for five years.

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

EFFECTS OF INFLATION AND CHANGING PRICES

      The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us. However, price deflation in the major categories of components we purchase for DocStar has been substantial and is anticipated to continue through fiscal 2002. Typically, new components such as new generations of microprocessors and new optical disk drive technologies etc. are introduced at premium prices, by its vendors. During this period, we earn lower margins on our products. As the life cycle progresses competitive pressures could force vendor prices down and thus improve our profit margins. We do not believe that competitive pressures will require us to lower our DocStar selling price. Because much of DJS's business is service-related, price deflation has less of an impact on DJS's profits.

NEW ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We adopted SFAS No. 133 on July 1, 2001. Since we have not yet entered into any derivative instruments, the adoption of this standard has not had a material effect on our financial condition, results of operations or cash flows.

      On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. To date, the adoption of this Standard has not had a material effect on our financial condition, results of operations or cash flows.

      One June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. We adopted SFAS No. 142 effective July 1, 2001. We have retained a third party consultant to conduct a valuation of goodwill related to Authentidate, Inc. and Authentidate International, AG. To date, the adoption of SFAS 142 has not had a material impact on our financial position, results of operations or cash flows.

PRESENT ACCOUNTING STANDARDS NOT YET ADOPTED

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We believe the adoption of this Statement will not have a material effect on our financial statements.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposals of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

We believe the adoption of this Statement will not have a material effect on our financial statements.

      In April 2002, the Financial Accounting Standards Board (FASB) issued FAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64," Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002. This Standard addresses a number of items related to leases and other matters. We are required to adopt this Standard as of July 1, 2002. We do not expect the adoption of FAS No. 145 to have material effect on our financial statements.

      In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Standard addresses the recognition, measurement and reporting of costs that are associated with exit or disposal activities. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of FAS No. 146 to have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not believe that any of our financial instruments have significant risk associated with market sensitivity. Our exposure to financial market risks from changes in foreign currency exchange rates has been minimal to date and we are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

            The Financial Statements and Supplementary Data Schedule are annexed hereto.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL  DISCLOSURE

            None

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

      Our executive officers and directors are as follows:

            NAME              AGE        OFFICE
      John T. Botti           39    President, Chief Executive Officer and Chairman of
                                    the Board

      Robert Van Naarden      55    Director and Chief Executive Officer of
                                    Authentidate, Inc.

      Ira C. Whitman          39    Senior Vice-President--Research and Development,
                                    Secretary and Director

      Steven A. Kriegsman     59    Director

      J. Edward Sheridan      65    Director

      Charles C. Johnston     66    Director

      Dennis H. Bunt          48    Chief Financial Officer

      Thomas Franceski        38    Vice President, Technology
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

      John T. Botti, a co-founder, has served as President, Chief Executive Officer and Director since our incorporation in August 1985. Mr. Botti graduated from Rensselaer Polytechnic Institute with a B.S. degree in electrical engineering in 1994 with a concentration in computer systems design and in 1996 earned a Master of Business Administration degree from RPI. Mr. Botti also serves as a director of Network Specialists, Incorporated.

      Robert Van Naarden joined AHC in July 2000. Mr. Van Naarden has more than 34 years experience in general management, marketing, sales and engineering with computer related companies. From August 1997 until June 2000 he was Vice President of Sales, Marketing, Business Development and Professional Services with Sensar, Inc. From March 1996 until August 1997 he was Vice President of Worldwide Sales of Netframe, Inc. He has also held senior positions with Firepower Systems, Inc., Supermac Technology, Inc. and Digital Equipment Corp. Mr. Van Naarden was also a founder of Stardent and Convergent Technologies. He has a M.S. in Electrical Engineering from Northeastern University, an M.B.A from the Wharton School of Business at the University of Pennsylvania and a B.S. in Physics and Electrical Engineering from the University of Pittsburgh.

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

      Charles C. Johnston joined the Board of Directors in December, 1997. Mr. Johnston has been the Chairman of Ventex Technology, Inc., a privately-held neon light transformer company. since July 1993. Mr. Johnston has also served as Chairman of AFD Technologies, a private corporation since 1994 and J&C Resources a private corporation, a position that he has held since 1987. Mr. Johnston serves as a Trustee of Worcester Polytechnic Institute and earned his B.S. degree from WPI in 1957.

      Dennis H. Bunt has been our Chief Financial Officer since September 1992. Mr. Bunt has more than 26 years of financial management experience, primarily with high-technology companies, including Mechanical Technology, Inc. and General Electric. Mr. Bunt is a certified public accountant and worked for the Boston office of KPMG Peat Marwick from 1976 to 1979. Mr. Bunt received his M.B.A. from Babson College in 1979 and received his B.S. in Accounting from Bentley College in 1976.

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

Significant Employees

      Jan Wendenburg has been the President and Chief Executive Officer of Authentidate International, AG since March 2000. In 1998 he joined the Windhorst-Group, a German information technology concern, as Managing Director and in 1999 was appointed as the Chief Operating Officer to the Executive Board of Directors at Windhorst New Technologies AG, an international incubator for technology and media companies. He previously was employed by IBM in various Sales and Marketing Management positions from 1985 through 1998. Mr. Wendenburg received a degree in Trade Management from the German Department of Commerce and completed coursework towards an M.B.A. at the Open School of Business in Brussels, Belgium.

COMMITTEES OF THE BOARD OF DIRECTORS

      The Board of Directors has three Committees: Audit, Compensation and Executive Committee.

      Audit Committee. The members of the Audit Committee are J. Edward Sheridan, Steven Kriegsman and Charles Johnston. The Audit Committee acts to:
(i) acquire a complete understanding of our audit functions; (ii) review with management the finances, financial condition and our interim financial statements; (iii) review with our independent auditors the year-end financial statements; and (iv) review implementation with the independent auditors and management any action recommended by the independent auditors. During the fiscal year ended June 30, 2002, the Audit Committee met on one occasion.

      Executive Committee. The members of the Executive Committee are John Botti and Ira C. Whitman. The Executive Committee has all of the powers of the Board of Directors except it may not; (i) amend the Certificate of Incorporation or Bylaws; (ii) enter into agreements to borrow money in excess of $250,000; (iii) to grant security interests to secure obligations of more than $250,000; (iv) authorize private placements or public offerings of our securities; (v) authorize the acquisition of any major assets or business or change our business; or (vi) authorize any employment agreements in excess of $75,000. The Executive Committee meets when actions must be approved in an expedient manner and a meeting of the Board of Directors cannot be convened. During Fiscal 2002, the Executive Committee did not deem it necessary to meet but voted by unanimous written consent on three occasions.

      Compensation Committee. The members of the Compensation Committee are Steven Kriegsman, J. Edward Sheridan and Charles C. Johnston. The Compensation Committee functions include administration of our 2000 Employee Stock Option Plan, 1992 Employee Stock Option Plan and the 2001 and 1992 Non-Executive Director Stock Option Plans and negotiation and review of all employment agreements of our executive officers. During the fiscal year ended June 30, 2002, the Compensation Committee held no meetings and voted by unanimous written consent on one occasion.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      This report is submitted by the compensation committee of the Board of Directors of Authentidate Holding Corp. The compensation committee of the Board of Directors sets the compensation of the Chief Executive Officer and other executive officers, reviews the design, administration and effectiveness of compensation programs for other key executives, and approves stock option grants for all executive officers. The compensation committee currently consists of Messrs. J. Edward Sheridan, Steven Kriegsman and Charles C. Johnston.

OVERVIEW AND PHILOSOPHY.

      AHC uses its compensation program to achieve the following objectives:

      - To provide compensation that attracts, motivates and retains the talented, high caliber officers and employees necessary to achieve AHC's strategic objectives, as determined by the compensation committee;

      - To align the interest of officers with the success of AHC by linking compensation with AHC's business objectives and performance;

      - To align the interest of officers with stockholders by including long-term equity incentives; and

      - To increase the long-term profitability of AHC and, accordingly, increase stockholder value.

      To meet these goals, the compensation committee has adopted an executive compensation program comprised of cash compensation in the form of base salary, bonus compensation and long- term incentive awards, generally in the form of options to purchase common stock. In addition, the compensation program includes various other benefits, including restricted stock awards, medical and insurance plans and AHC's 401(k) Plan, which is generally available to all employees of AHC.

      The Board and the compensation committee also believe that the compensation of the Chief Executive Officer and AHC's other executive officers should be based to a substantial extent on AHC's performance and adjusted, as appropriate, based on such executive officer's performance against personal performance objectives. Generally, when establishing salaries, bonus levels and stock option awards for executive officers, the compensation committee considers: (a) the company's financial performance during the past year and recent quarters, (b) the individual's performance during the past year and recent quarters and (c) the salaries of executive officers in similar positions of companies of comparable size and capitalization and other companies within the software industry.

COMPENSATION COMPONENTS

      The three major components of the Company's executive officer compensation are (a) base salary, (b) long-term, equity-based incentive awards and (c) bonus compensation.

Base Salary.

      Compensation levels for each of AHC's officers, including the Chief Executive Officer, are generally set within the range of salaries that the compensation committee believes are paid to officers with comparable qualifications, experience and responsibilities at similar companies. In setting compensation levels, the compensation committee takes into account such factors as (i) AHC's past performance and future expectations, (ii) individual performance and experience and (iii) past salary levels. The compensation committee does not assign relative weights or ranking to these factors, but instead makes a determination based upon the consideration of all of these factors as well as the progress made with respect to AHC's long-term goals and strategies. Base salary, while reviewed annually, is only adjusted as deemed necessary by the compensation committee in determining total compensation for each officer. Base salary levels for each of AHC's officers, other than the Chief Executive Officer, were also based in part upon evaluations and recommendations made by the Chief Executive Officer. Additionally, John T. Botti, our Chief Executive Officer, Robert Van Naarden, the Chief Executive Officer of Authentidate, Inc., Jan Wendenburg, the Chief Executive Officer of Authentidate International AG, and Dennis H. Bunt, our Chief Financial Officer have existing employment agreements, which set forth certain levels of base salary and bonus compensations. During the fiscal year ended June 30, 2002, Mr. Botti received a Base Salary of 291,630, Mr. Van Naarden received a Base Salary of 244,423, Mr. Bunt received a Base Salary of $126,612, and Mr. Wendenburg received $62,438 from March 15, 2002, the commencement date of his employment agreement, until June 30, 2002, as set forth in their respective employment agreements.

Equity Incentives.

      The compensation committee believes that stock participation aligns officers' interests with those of the stockholders. In addition, the compensation committee believes that equity ownership by officers helps to balance the short term focus of annual incentive compensation with a longer term view and may help to retain key executive officers. Long term incentive compensation, generally granted in the form of stock options, allows the officers to share in any appreciation in the value of AHC's common stock. Our 2000 Employee Stock Incentive Plan (the "2000 Plan"), has been established to provide all our employees, including our executive officers, with an opportunity to share, along with our stockholders, in the long-term performance of AHC. Executives are eligible to receive stock options generally not more than once a year, giving them the right to purchase shares of our common stock in the future at a price equal to the fair market value at the date of grant. Unless the Board or the compensation committee determines otherwise, grants to all executives, including the Chief Executive Officer, are exercisable as to one-third of the underlying shares on the each of the first three anniversaries of the grant date. Annual grants to executives other than the Chief Executive Officer are approved by the compensation committee based upon recommendations made by the Chief Executive Officer based upon (1) the individual executive's performance and (2) market data relating to option grants to individuals occupying similar positions at comparably situated companies.

      In making stock option grants, the compensation committee considers general corporate performance, individual contributions to AHC's financial, operational and strategic objectives, the Chief Executive Officer's recommendations, level of seniority and experience, existing levels of stock ownership, previous grants of restricted stock or options, vesting schedules of outstanding restricted stock or options and the current stock price. With respect to the compensation determination for the fiscal year ended June 30, 2002, the compensation committee believes that the current stock ownership position of the executive officers was sufficient to achieve the benefits intended by equity ownership. Based on the foregoing, during the fiscal year ended June 30, 2002, the compensation committee did not grant stock options to any executive officers of AHC except for Thomas Franceski, the Executive Vice President, who was granted options to purchase 100,000 shares of common stock and Jan Wendenburg, who was granted options to purchase 300,000 shares of common stock.

Other Benefits.

      AHC also has various broad-based employee benefit plans. Executive officers participate in these plans on the same terms as eligible, non-executive employees, subject to any legal limits on the amounts that may be contributed or paid to executive officers under these plans. AHC offers a 401(k) plan, which allows employees to invest in a wide array of funds on a pre-tax basis. AHC also maintains insurance and other benefit plans for its employees, including its executive officers. During the fiscal year ended June 30, 2002, no executive officers were awarded additional bonus compensation except for Mr. Franceski, who received a $19,197 cash bonus.

Chief Executive Officer Compensation.

      In the fiscal year ended June 30, 2002, Mr. John T. Botti, Chief Executive Officer, received a salary of $291,630 which represents an increase of approximately 9.9% from the prior year. In the fiscal year ended June 30, 2001, Mr. Botti received a base salary of $265,005, which represents a 30% increase from his base salary in the fiscal year ended June 30, 2000. The terms of Mr. Botti's employment compensation are determined primarily pursuant to his employment agreement which was entered into in January, 2000. In addition, the employment agreement provides for the payment of certain bonuses based upon performance by AHC. The base salary is believed by the compensation committee to be consistent with the range of salary levels received by executives in a similar capacity in companies of comparable size. Mr. Botti did not receive any bonus compensation and was not granted any stock options during the fiscal year ended June 30, 2002.

Tax Deductibility of Executive Compensation.

      Section 162(m) of the Code limits the tax deduction to AHC to $1 million for compensation paid to any of the executive officers unless certain requirements are met. The compensation committee has considered these requirements and the regulations. It is the compensation committee's present intention that, so long as it is consistent with its overall compensation objectives, substantially all executive compensation be deductible for United States federal income tax purposes. The compensation committee believes that any compensation deductions attributable to options granted under the employee stock option plan currently qualify for an exception to the disallowance under Section 162(m). Future option grants to executive officers under each of the AHC employee stock option plans will be granted by the compensation committee.

                                          By the Compensation Committee of
                                          of the Board of Directors of
                                          Authentidate Holding Corp.

                                          J. Edward Sheridan
                                          Steven A. Kriegsman
                                          Charles C. Johnston

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

MEETINGS OF THE BOARD OF DIRECTORS

      During the fiscal year ended June 30, 2002, our Board of Directors met on six occasions and voted by unanimous written consent on six occasions. No member of the Board of Directors attended less than 50% of the aggregate number of (i) the total number of meetings of the Board of Directors or (ii) the total number of meetings held by all Committees of the Board of Directors.

CERTAIN REPORTS

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and officers, and persons who own, directly or indirectly, more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission ("SEC") reports of ownership and reports of changes in ownership of common stock and other equity securities we issue. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such reports received by us, we believe that all Section 16(a) filing requirements applicable to officers, directors and 10% shareholders were complied with during the 2002 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-K) compensation awarded to, earned by, we paid during the years ended June 30, 2002, 2001 and 2000 to each of the named executive officers.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

                                                                                         LONG TERM
                                                                                         COMPENSATION AWARDS
                                                                                                             NO. OF
                                                                                         RESTRICTED          SECURITIES
                                     FISCAL                             OTHER ANNUAL     STOCK               UNDERLYING
    NAME AND PRINCIPAL POSITION      YEAR       SALARY       BONUS      COMPENSATION     AWARD(S)            OPTIONS/SARs
John Botti                           2002       $291,630     $     0      $ 7,910(1)        0(2)                0
 Chairman, President and             2001       $265,005     $     0      $ 7,760           0                   444,668(3)
 Chief Executive Officer             2000       $203,665     $60,000      $ 3,823           0                   890,000

Robert Van Naarden                   2002       $244,423     $     0      $ 3,060(4)        0                         0
  Director and Chief                 2001       $317,733     $     0      $   426           0                   547,397(5)
  Executive Officer of
  Authentidate, Inc.

Dennis H. Bunt,                      2002       $126,612     $     0      $ 5,426(6)        0(7)                     0
  Chief Financial                    2001       $105,605     $     0      $ 5,573           0                   86,849
  Officer

Thomas Franceski,                    2002       $146,231     $19,197      $11,634(9)        0                  100,000(8)
   Vice President,                   2001       $ 98,125     $30,000      $ 6,552           0                  105,000

------------------------

(1) Includes: (i) for 2002, automobile and expenses of $2,985, $2,095 for a cells phone allowance, matching contributions to AHC's 401(k) plan of $2,654 and payment of premium on term life insurance of $176; (ii) for 2001, an automobile and expenses of $2,985, matching contributions to AHC's 401(k) plan of $4,573 and payment of premiums on term life insurance of $202; and (iii) for 2000, an automobile and expenses of $1,500, matching contributions to AHC's 401(k) plan of 2,121 and the payment of premiums on term life insurance policy of $202.

(2) No restricted stock awards were granted to Mr. Botti in fiscal 2002. Mr. Botti, however, owned 409,391 restricted shares of our Common Stock on June 30, 2002, the market value of which was $3.31 per share on such date, without giving effect to the diminution in value attributed to the restriction on such shares.

(3) Represents options we granted pursuant to the employee's acceptance of our offer to exchange securities of Authentidate, Inc. held by such person for like securities of AHC.

(4) Represents commuting expenses of $2,884 and premiums on a term life insurance policy of $176.

(5) Represents 200,000 options granted pursuant to the terms of the employment agreement entered into between us and Mr. Van Naarden and 347,397 options granted pursuant to the employee's acceptance of our offer to exchange securities of Authentidate, Inc. held by such person for like securities of AHC.

(6) Includes: (i) for 2002, premiums on a term life insurance policy of $176 and matching contributions to AHC's 401(k) plan of $5,250 and (ii) for 2001, matching contributions to AHC's 401(k) plan of $4,573, $798 in automobile expenses and premiums on a term life insurance policy of $202.

(7) No restricted stock awards were granted to Mr. Bunt in fiscal 2002. Mr. Bunt, however, owned 883 restricted shares of our Common Stock on June 30, 2002, the market value of which was $3.31 per share on such date, without giving effect to the diminution in value attributed to the restriction on such shares.

(8)   Represents options granted during the fiscal year ended June 30, 2002.

(9) Includes (i) for 2002, automobile expenses of $6,000, matching contributions to AHC's 401(k) plan of $5,458 and premiums on a term life insurance policy of $176 and (ii) for 2001, $3,600 in automobile expenses, premiums on a term life insurance policy of $202 and matching contributions to AHC's 401(k) plan of $2,750.

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

                                          PERCENT OF
                         NUMBER OF           TOTAL
                         SECURITIES         OPTION/
                         UNDERLYING      SARs GRANTED    EXERCISE OF
                         OPTION/SARs     TO EMPLOYEES     BASE PRICE   EXPIRATION                                  GRANT DATE
         NAME            GRANTED (#)    IN FISCAL YEAR      (S/SH)        DATE      5% ($)             10% ($)   PRESENT VALUE $
         (a)                   (b)           (C)             (d)          (c)         (f)                (g)           (h)
John T. Botti                  0             N/A             N/A           N/A         N/A                N/A
Robert Van Naarden             0             N/A             N/A           N/A         N/A                N/A
Dennis H. Bunt                 0             N/A             N/A           N/A         N/A                N/A
Thomas Franceski         100,000           10.2%           $4.70       8/15/06     129,852            286,940

-----------------------

         No Stock Appreciation Rights were granted to any of the named executive officers during the last fiscal year.

                     AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES

         The following table contains information with respect to the named executive officers concerning options held as of the year ended June 30, 2002.

                     AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES


                                                                                        VALUE OF UNEXERCISED IN-THE-MONEY
                            SHARES                     NUMBER OF UNEXERCISED OPTIONS                  OPTIONS
                           ACQUIRED         VALUE           AS OF JUNE 30, 2002                 AT JUNE 30, 2002(1)
NAME                      ON EXERCISE     REALIZED       EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE
John T. Botti                  0             $0              1,543,001/16,667                        837,581/0
Robert Van Naarden             0             $0               164,641/382,756                            0
Dennis H. Bunt                 0             $0                154,516/8,333                         36,000/0
Thomas Franceski               0             $0               155,000/50,000                             0

------------------------

(1) Based upon the closing price ($3.31 per share) of our common stock on June 28, 2002 less the exercise price for the aggregate number of shares subject to the options.

EMPLOYMENT AGREEMENTS

     In January, 2000, we entered into a new three year employment agreement with our Chief Executive Officer, expiring on January 1, 2003. The agreement provides for (i) a base salary of $250,000 in the first year of the agreement, increasing by 10% in each year thereafter; (ii) a bonus equal to 3% of our pre-tax net income, with such additional bonuses as may be awarded in the discretion of the Board of Directors;(iii) certain insurance and severance benefits; and (iv) automobile and expenses.

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

         In March 2002, Authentidate International, AG entered into a three-year employment agreement with its Chief Executive Officer, Mr. Jan Wendenburg. The agreement provides for (i) a base salary of $200,000 with annual increases of 5%; (ii) a bonus of up to 50% of the base salary in the event Authentidate International achieves the operating targets approved by AHC's Board of Directors; (iii) a severance payment not to exceed 18 months of his base salary or until he obtains alternative employment; and (iv) 184,000 stock options vesting over three years at an exercise price of $4.54 per share.

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

         Under the terms of the 2000 Plan and the 1992 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422 of the Code, or options which do not so qualify ("Non-ISOs"). As of June 30, 2002, there were outstanding an aggregate of 5,120,349 options under the 2000 Plan and 1992 Plan combined, with exercise prices ranging from $0.01 to $9.125.

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

         Previously, the compensation committee was authorized to grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option. In light of the passage of the Sarbanes-Oxley Act of 2002, the compensation committee will no longer undertake any such actions.

Non-Executive Director Stock Option Plans

         In January, 2002, our shareholders approved the 2001 Non-Executive Director Stock Option Plan. Options are granted under the 2001 Director Plan until December, 2011 to (i) non-executive directors as defined and (ii) members of any advisory board we may establish who are not full-time employees of us or any of our subsidiaries. Our shareholders were asked to adopt the 2001 Director Plan since the 1992 Non-Executive Director Stock Option Plan, as amended, was to expire in April 2002. The 1992 Director Plan was approved by our stockholders in May, 1992. With the approval of the shareholders, the 1992 Director Plan was amended in December, 1997. Similar to the 1992 Director Plan, under the 2001 Director Plan, each non-executive director will automatically be granted an option to purchase 20,000 shares upon joining the Board and an option to purchase 10,000 shares each September 1st thereafter, pro rata, based on the time the director has served in such capacity during the previous year. Unlike the 1992 Director Plan, however, the 2001 Director Plan provides that the annual non-discretionary grant of options is to be on a pro rata basis. The 1992 Director Plan simply provided for a blanket grant of 10,000 options per year. The term non-executive director refers to a director of Authentidate who is not otherwise a full-time employee of Authentidate or any subsidiary. In addition, each eligible member of an advisory board will receive, upon joining the advisory board, and on each anniversary of the effective date of his appointment, an option to purchase 5,000 shares of our Common Stock.

         There is no aggregate cap on the number of options which may be granted under the 2001 Director Plan. This provides us with greater flexibility in expanding the Board of Directors without having to obtain stockholder approval for additional shares under the 2001 Director Plan. Since the amount, timing and terms of options granted under the 2001 Director Plan are non-discretionary, the imposition of a cap on the number of options which may be granted under the 2001 Director Plan would only serve to increase the burden of administering the 2001 Director Plan.

         As of June 30, 2002, there are outstanding 160,000 options under the 1992 Director Plan and no options have been granted under the 2001 Director Plan. The options outstanding under the 1992 Director Plan have exercise prices ranging from $0.84 to $4.81. On September 1, 2002, we granted an aggregate of 30,000 options to our non-employee directors pursuant to the 2001 Director Plan. These options have an exercise price of $2.25 per share.

         The exercise price for options granted under the both the 2001 and 1992 Director Plans is 100% of the fair market value of the common stock on the date of grant. The "fair market value" is the closing NASDAQ bid price, or if our common stock is not quoted by NASDAQ, as reported by the National Quotation Bureau, Inc., or a market maker of our common stock, or if the common stock is not quoted by any of the above by the Board of Directors acting in good faith. The exercise price of options granted under the 2001 Director Plan must be paid at the time of exercise in cash. Under the 1992 Director Plan, grantees had the option of paying the exercise price either in cash or by delivery of shares of our common stock or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the 2001 or 1992 Director Plan, expires five years from the date of grant. The 2001 and 1992 Director Plans are administered by a committee of the board of directors composed of not fewer than three persons who are our officers. The Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the 2001 and 1992 Director Plans. Options granted under the 2001 and 1992 Director Plans are not qualified for incentive stock option treatment.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

         Set forth below is a line graph comparing the total cumulative return on our common stock and the Nasdaq Composite Index and a Software Index (assuming reinvestment of dividends). Our common stock is listed for trading in the Nasdaq National Market under the trading symbol ADAT. Listed below is the value of a $10,000 investment at each of our last 5 year ends:

                                  [LINE GRAPH]


                       CUMULATIVE TOTAL SHAREHOLDER RETURN


 Date              AHC        NASDAQ Composite Index      NASDAQ Software Index
------
6/30/98          $10,000             $10,000                     $10,000
6/30/99          $ 5,346             $14,177                     $16,324
6/30/00          $32,414             $20,932                     $27,600
6/30/01          $24,828             $11,403                     $12,760
6/30/02          $18,262             $ 7,722                     $ 8,030

-------------
Footnotes:
(1) Assumes $10,000 was invested at June 30, 1998 in AHC and each Index presented.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of September 17, 2002 with respect to (i) each director and each executive officer, (ii) all directors and officers as a group, and (iii) the persons (including any "group" as that term is used in Section l3(d)(3) of the Securities Exchange Act of
l934), known by us to be the beneficial owner of more than five (5%) percent of our common stock and Series A Preferred Stock.

                               NAME AND ADDRESS OF                          AMOUNT AND NATURE       PERCENTAGE
   TYPE OF CLASS                BENEFICIAL HOLDER                            OF BENEFICIAL         OF CLASS (*)
                                                                             OWNERSHIP (1)
Common                John T. Botti                                            1,727,342 (2)         8.1%
                      c/o Authentidate Holding Corp.
                      2165 Technology Drive
                      Schenectady, NY 12308

Common                Ira C. Whitman                                                 174,386         0.87%
                      c/o Authentidate Holding Corp.
                      2165 Technology Drive
                      Schenectady, NY 12308

Common                Steven Kriegsman                                            50,000 (3)         0.25%
                      c/o Authentidate Holding Corp.
                      2165 Technology Drive
                      Schenectady, NY 12308

Common                Dennis Bunt                                                163,682 (4)         0.81%
                      c/o Authentidate Holding Corp.
                      2165 Technology Drive
                      Schenectady, NY 12308

Common                J. Edward Sheridan                                          60,000 (5)         0.29%
                      c/o Authentidate Holding Corp.
                      2165 Technology Drive
                      Schenectady, NY 12308

Common                Charles Johnston                                           138,570 (6)         0.67%
                      c/o Authentidate Holding Corp.
                      2165 Technology Drive
                      Schenectady, NY 12308

Common                Robert Van Naarden                                          164,641(7)         0.82%
                      c/o Authentidate, Inc.
                      2 World Financial Center
                      225 Liberty St., 43rd Floor
                      New York, NY 10281

Common                Thomas Franceski                                            155,000(8)         0.77%
                      c/o Authentidate Holding Corp.
                      2165 Technology Drive
                      Schenectady, NY 12308

Series A              John T. Botti                                                  100 (9)         100%
Preferred             c/o Authentidate Holding Corp.
Stock                 2165 Technology Drive
                      Schenectady, NY 12308

Directors/Officers as a group                                                      2,633,621         11.9%
(2)(3)(4)(5)(6)(7)(8)

--------------------

(1) Unless otherwise indicated below, each director, officer and 5% shareholder has sole voting and sole investment power with respect to all shares that he beneficially owns.

(2) Includes vested stock options to purchase 1,318,001 shares of Common Stock and excludes non-vested option to purchase 16,667 shares of Common Stock.

(3) Includes vested options to purchase 50,000 shares of Common Stock.

(4) Includes vested options to purchase 162,849 shares of Common Stock and excludes nonvested options to purchase 8,333 shares of Common Stock. Also excludes non-vested options to purchase 25,000 shares of Common Stock granted subsequent to the fiscal year end covered by this Report on Form 10-K.

(5) Includes vested options to purchase 60,000 shares of Common Stock.

(6) Includes vested options to purchase 80,000 shares of Common Stock. Excludes 6,631 shares of common stock owned by CCJ Trust.

(7) Includes vested options to purchase 164,641 shares of Common Stock and excludes 382,756 non-vested options.

(8) Includes vested options to purchase 155,000 shares of Common Stock and excludes 50,000 non-vested options.

(9) See footnote (2). Each share of Series A Preferred Stock is entitled to ten

(10) votes per share.

* Based on 19,972,480 shares of Common Stock outstanding as of September 17,
2002.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information about our common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of June 30, 2002, including the 1992 Employee Stock Option Plan, as amended, the 1992 Non-Employee Director Stock Option Plan, as amended, the 2000 Employee Stock Option Plan and the 2001 Non-Employee Director Stock Option Plan. Information concerning each of the aforementioned plans is set forth below following the caption "Shareholder Approved Option Plans."


                                                                                               NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO                                       FUTURE ISSUANCE UNDER
                                 BE ISSUED UPON EXERCISE          WEIGHTED AVERAGE              EQUITY COMPENSATION
                                 OF OUTSTANDING OPTIONS           EXERCISE PRICE OF         PLANS EXCLUDING SECURITIES
                                       AND RIGHTS                OUTSTANDING OPTIONS          REFLECTED IN COLUMN (a)
        PLAN CATEGORY                      (a)                           (b)                            (c)
======================================================================================================================
Equity Compensation
Plans Approved by
Stockholders ...............          5,280,349(1)                      $4.43                      1,960,393(2)
Equity Compensation
Plans Not Approved by
Stockholders ...............               N/A                           N/A                            N/A
Total ......................          5,280,349(1)                      $4.43                      1,960,393(2)

--------------------------

1. Includes 1,810,742 options issued pursuant to our 1992 Employee Stock Option Plan, as amended; 160,000 options issued pursuant to our 1992 Director Stock Option Plan, as amended; and 3,309,607 options issued pursuant to our 2000 Employee Stock Option Plan; but does not include 30,000 options issued pursuant to our 2001 Director Stock Option Plan on September 1, 2002.

2. Consists of 1,690,393 options available for issuance pursuant to our 2000 Employee Stock Option Plan and 270,000 options which may be issued pursuant to our 2001 Director Stock Option Plan. The 2001 Director Stock Option Plan does not provide for a cap on the aggregate number of options which may be granted thereunder. All option grants under the 2001 Director Stock Option Plan are non-discretionary; each non- employee director receives an option to purchase 10,000 shares of our common stock each September 1, pro rata, based on the length of such directors service during the preceding year. Accordingly, if the number and identity of our non-employee directors remains constant over the life of the 2001 Director Stock Option Plan, we would issue a total of 270,000 options to our non-employee directors under the 2001 Director Stock Option Plan.

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

         In January, 2001, we made a loan of $317,000 to Mr. Botti so as to enable him to avoid a margin call on the shares of AHC common stock owned by him that were held in a brokerage account as the Board of Directors believed that failing to do so would have a material adverse impact on the market price of its stock (the "2001 Loan"). The 2001 Loan was collateralized by a lien on all of the shares of AHC owned by Mr. Botti, as well as shares issuable to Mr. Botti upon the exercise of stock options granted to him. As of February 14, 2002, we agreed to loan an additional amount of $203,159.07 to Mr. Botti, which loan was also collateralized by a lien on all of shares of AHC owned by Mr. Botti or issuable to him (the "2002 Loan"). The 2001 Loan bears interest at the rate of 9% per annum and is due on January 5, 2003. The 2002 Loan bears interest at the rate of 6% per annum and is being repaid in bi-weekly installments of $5,000. In connection with the transactions described above, Mr. Botti pledged to us the shares of AHC stock currently owned by him or that he may later acquire upon the exercise of options. AHC's interest has been perfected as to 409,341 shares of Common Stock of AHC owned (beneficially and of record) by Mr. Botti and options to purchase 1,334,668 shares of Common Stock of AHC. The pledge additionally extends to any proceeds realized by Mr. Botti from the sale of the pledged securities. Mr. Botti has provided information demonstrating that the pledged assets are sufficient to cover his outstanding obligations to us.

         We have been advised that the proceeds of both loans have been applied in full in order to satisfy indebtedness incurred by Mr. Botti to these financial institutions. The 2001 Loan was necessitated by primarily a decline in the market price of the common stock of AHC. The 2002 Loan was primarily necessitated by the need for Mr. Botti to repay certain indebtedness arising out of private business investments. The loans were made following a determination that they were in the best interests of AHC and our shareholders in order to avoid the adverse effects of a substantial forced sale of Mr. Botti's stock in AHC by his creditors. The determination for the 2002 loan was made by the Compensation Committee as a result of the pressure on our stock price, margin calls faced by Mr. Botti and other considerations. The 2001 loan was approved by the Board of Directors.

         As of June 30, 2002, the aggregate outstanding principal balance on our loans to Mr. Botti was $507,431. As of September 26, 2002, the aggregate outstanding balance on our loans to Mr. Botti was $446,183.

         For information concerning employment agreements with, and compensation of, our executive officers and directors, see "MANAGEMENT -- Executive Compensation."

ITEM 14.                   CONTROLS AND PROCEDURES.

         Not applicable.

                                     PART IV

ITEM 15.                   EXHIBITS, FINANCIAL STATEMENT
                           SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         The following Financial Statements of AHC are included in Part II, Item 8 of this report:

         -     Report of Independent Accountants;

         -     Consolidated Balance Sheets as of June 30, 2002 and 2001;

         - Consolidated Statements of Operations for the years ended June 30, 2002, 2001 and 2000;

         - Consolidated Statements of Shareholders' Equity for the years ended June 30, 2002, 2001 and 2000;

         - Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000; and

         -     Notes to Consolidated Financial Statements

(a)(2)   Financial Statement Schedules

         The following consolidated financial statement schedule for each of the three years in the period ended June 30, 2002 is included pursuant to item 14
(d):

                 Schedule II, Valuation and Qualifying Accounts

(b)      Reports on Form 8-K

         During the quarter ended June 30, 2002 we filed the following reports:

         1. Form 8-K/A filed on May 10, 2002 reporting Item 2 and Item 7 and filing financial statements pertaining to our acquisition of Authentidate International,

                  AG.

(c)      Exhibits

         The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. Section 230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits. Certain portions of exhibits marked with the symbol (++) have been granted confidential treatment by the Securities and Exchange Commission. Such portions were omitted and filed separately with the Securities and Exchange Commission. Certain portions of exhibits marked with the symbol (++++) have been omitted and are subject to our request for confidential treatment by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Commission.

Item No.                            Description
2.1               Form of Stock Purchase Agreement dated as of March 4, 2002 by and among Authentidate Holding Corp., Authentidate
                  International AG and PFK Acquisition Group I, LLC. (Exhibit
                  2.1 to Form 8-K dated March 15, 2002).

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

3.1.4             Certificate of Amendment of Certificate of Designations,
                  Preferences and Rights and Number of Shares of Series C
                  Convertible Preferred Stock (Exhibit 3.1.4 to Form 10-K dated
                  September 26, 2001).

3.2               By-Laws (Exhibit 3.2 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.1               Form of Common Stock Certificate (Exhibit 4.1 to Registration
                  Statement on Form S-18, File No. 33- 46246-NY)

4.2               Form of Series A Preferred Stock Certificate (Exhibit 4.2 to
                  Registration Statement on Form S-18, File No. 33-46246-NY)

4.3 Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494)

4.4 Form of Warrant issued to certain individuals in fiscal year ended June 30, 2001 (Exhibit 4.7 to Form 10-K dated September
                  26, 2001).

4.5               Form of Warrant issued in connection with Series C Preferred Stock Offering (Exhibit 4.2 to Form 10-
                  Q dated May 14, 2001).

4.6               Form of Series C Preferred Stock Certificate (Exhibit 4.9 to Form 10-Q dated May 14, 2001).

4.7               Form of Note dated as of December 24, 2001 between Authentidate Holding Corp. and Zylab
                  International, Inc. (Exhibit 4.1 to Form 10-Q dated February 8, 2002).

4.8               Form of Warrant Agreement issued to certain Warrant holders dated as of February 19, 2002 (Exhibit
                  10.1 to Form 8-K dated March 19, 2002).

4.9               Form of Note, dated as of February 5, 2002, between Authentidate Holding Corp. and Zylab
                  International, Inc. (Exhibit 4.1 to Form 10-Q dated May 15, 2002).

4.10*             Form of Note, dated as of January 5, 2001, between Authentidate Holding Corp. and John T. Botti.

4.11              Form of Note, dated as of February 14, 2002, between Authentidate Holding Corp. and John T. Botti
                  (Exhibit 4.2 to Form 10-Q dated May 15, 2002).

4.12*             Form of Warrant issued in connection with Unit Offering.

10.1              1992 Employee stock option plan (Exhibit 10.10 to Registration Statement on Form S-18, File No.
                  33-46246-NY)

10.2              1992 Nonexecutive Directors stock option plan (Exhibit 10.11 to Registration Statement on Form S-
                  18, File No. 33-46246-NY)

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

10.6              Employment Agreement between John Botti and the Company dated January 1, 2000  (Exhibit 10.27 to the Company's Form 10-KSB dated June 30, 2000).

10.7              Employment Agreement between Robert Van Naarden and Authentidate.com, Inc. dated July 5, 2000
                  (Exhibit 10.29 to the Company's Form 10-KSB dated June 30, 2000).

10.8++            Joint Venture Agreement between The Company, Authentidate, Inc. and Windhorst New
                  Technologies, Agi.G  (Exhibit 10.30 to the Company's Form 10-KSB dated June 30, 2000)

10.9++            Technology License Agreement between The Company, Authentidate, Inc. and Windhorst New
                  Technologies, Agi.G  (Exhibit 10.31 to the Company's Form 10-KSB dated June 30, 2000)

10.10             Series C Preferred Stock and Warrant Purchase Agreement between Authentidate Holding Corp. and purchasers of Series C Preferred Stock (Exhibit 10.1 to Form 10-Q dated May 14, 2001).

10.11             Registration Rights Agreement between Authentidate Holding Corp. and purchasers of Series C
                  Preferred Stock (Exhibit 10.2 to Form 10-Q dated May 14, 2001).

10.12             2000 Employee Stock Option Plan (filed as Exhibit 2 to Definitive Proxy Statement dated February
                  16, 2001 as filed with the Securities and Exchange Commission).

10.13             Form of Security Exchange Agreement entered into between Authentidate Holding Corp.,
                  Authentidate, Inc. and certain security holders of Authentidate, Inc. (Exhibit 10.15 to the Company's
                  Form 10-K dated September 26, 2001)

10.14             Agreement dated May 24, 2001 between Authentidate Holding Corp., Authentidate, Inc., Internet
                  Venture Capital, LLC and Nicholas Themelis. (Exhibit 10.16 to the Company's Form 10-K/A dated
                  January 24, 2002)

10.15             Underlease Agreement of Authentidate, Inc.  for a portion of the 43rd Floor at 2 World Financial
                  Center. (Exhibit 10.17 to the Company's Form 10-K dated September 26, 2001)

10.16             Pledge and Security Agreement dated January 5, 2001 between Authentidate Holding Corp. and John
                  T. Botti. (Exhibit 10.1 to Form 10-Q dated February 8, 2002).

10.17             Pledge and Security Agreement dated December 24, 2001 between Authentidate Holding Corp. and
                  Zylab International, Inc. (Exhibit 10.2 to Form 10-Q dated February 8, 2002).

10.18             2001 Non-Executive Director Stock Option Plan (filed as Exhibit A to Proxy Statement dated
                  December 18, 2001, as filed with the Commission).

10.19             Amended Pledge and Security Agreement dated as of February 14, 2002 between Authentidate
                  Holding Corp. and John T. Botti (filed as Exhibit 10.1 to Form 10-Q dated May 15, 2002).

10.20             Form of Letter of Credit dated as of May 6, 2002 between DJS Marketing Group, Inc. and
                  Transamerica (filed as Exhibit 10.2 to Form 10-Q dated May 15, 2002).

10.21*            Form of Unit Purchase Agreement entered into between Authentidate Holding Corp. and certain investors.

10.22*            Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors.

10.23++++         Strategic Alliance Agreement between Authentidate Holding Corp., Authentidate, Inc. and United
                  States Postal Service dated as of July 31, 2002.

21*               Subsidiaries of Registrant

23*               Consent of PricewaterhouseCoopers LLP

99.1*             Certification of John T. Botti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

99.2*             Certification of Dennis H. Bunt pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AUTHENTIDATE HOLDING CORP.

                                  By: /s/John T. Botti
                                     ----------------------------------------
                                     John T. Botti
                                     President, Chairman of the Board
                                     and Chief Executive Officer
Dated: September 30, 2002

         Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons in the capacities and on the dates indicated:

         Signature                          Capacity                                             Date
/s/John T. Botti                            President, Chairman                         September 30, 2002
------------------------                    of the Board and Chief                      ------------------
John T. Botti                               Executive Officer

/s/Ira C. Whitman                           Senior Vice President                       September 30, 2002
------------------------                    and Director                                ------------------
Ira C. Whitman

/s/Robert Van Naarden                       Director and                                September 30, 2002
------------------------                    Chief Executive Officer                     ------------------
Robert Van Naarden                          of Authentidate, Inc.


/s/Steven A. Kriegsman                      Director                                    September 30, 2002
----------------------                                                                  ------------------
Steven A. Kriegsman

/s/J. Edward Sheridan                       Director                                    September 30, 2002
----------------------                                                                  ------------------
J. Edward Sheridan

/s/Charles C. Johnston                      Director                                    September 30, 2002
----------------------                                                                  ------------------
Charles C. Johnston

/s/Dennis H. Bunt                           Chief Financial                             September 30, 2002
------------------------                    Officer and Principal                       ------------------
Dennis H. Bunt                              Accounting Officer


/s/ Thomas Franceski                        Vice President-                             September 30, 2002
----------------------                      Technology Products Group                   ------------------
Thomas Franceski

                                 CERTIFICATIONS

      I, John T. Botti, Chief Executive Officer of Authentidate Holding Corp. certify that:

1.    I have reviewed this annual report on Form 10-K of Authentidate Holding
      Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:    September 30, 2002


/s/ John T. Botti
--------------------------
John T. Botti
Chief Executive Officer
Authentidate Holding Corp.

                                 CERTIFICATIONS

      I, Dennis H. Bunt, Chief Financial Officer of Authentidate Holding Corp. certify that:

1.    I have reviewed this annual report on Form 10-K of Authentidate Holding
      Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:    September 30, 2002


/s/ Dennis H. Bunt
---------------------------
Dennis H. Bunt
Chief Financial Officer
Authentidate Holding Corp.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
VALUATIONS AND QUALIFYING ACCOUNTS                                  SCHEDULE II


            Column A                  Column B                      Column C                        Column D               Column E
            --------                  --------                      --------                        --------               --------


                                                                           Additions Charged
                                         Balance at         Additions      to Other Accounts
                                         Beginning         Charged To      -----------------                        Balance At End
          Description                    of Period          Expense               (a)           Deductions (b)         Of Period
          -----------                    ---------          -------                             ----------             ---------
Allowance for doubtful accounts
Year ended June 30:
2002 . . . . . . .                       $532,241           $ 53,965             $54,289         $  (31,310)           $609,185
2001 . . . . . . .                        410,761            152,711                                (31,231)            532,241
2000 . . . . . . .                        421,018            175,799                               (186,056)            410,761



Reserve for slow moving or obsolete
inventory
Year ended June 30:
2002 . . . . . . .                       $788,151           $234,976                             $(595,082)            $458,045
2002 . . . . . . .                        736,926            314,937                              (263,712)             788,151
2000 . . . . . . .                        275,634            593,001                              (131,709)             736,926

Allowance for Note Receivable
Year ended June 30:
2002 . . . . . . .                       $      0           $100,000                             $       0             $100,000

                                  EXHIBIT INDEX


     The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission, and, pursuant to 17 C.F.R. Section 230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits. Certain portions of exhibits marked with the symbol (++) have been granted confidential treatment by the Commission. Such portions were omitted and filed separately with the Commission. Certain portions of exhibits marked with the symbol (++++) have been omitted and are subject to our request for confidential treatment by the Commission. Such portions have been omitted and filed separately with the Commission.



Item No.                            Description
2.1               Form of Stock Purchase Agreement dated as of March 4, 2002 by and among Authentidate Holding Corp., Authentidate
                  International AG and PFK Acquisition Group I, LLC. (Exhibit 2.1 to Form 8-K dated March 15, 2002).

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

3.1.4             Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series C
                  Convertible Preferred Stock (Exhibit 3.1.4 to Form 10-K dated September 26, 2001).

3.2               By-Laws (Exhibit 3.2 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.1               Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.2               Form of Series A Preferred Stock Certificate (Exhibit 4.2 to Registration Statement on Form S-18,
                  File No. 33-46246-NY)

4.3               Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2,
                  File No. 33-76494)

4.4               Form of Warrant issued to certain individuals in fiscal year ended June 30, 2001 (Exhibit 4.7 to Form 10-K dated
                  September 26, 2001).

4.5               Form of Warrant issued in connection with Series C Preferred Stock Offering (Exhibit 4.2 to Form 10-Q dated May
                  14, 2001).

4.6               Form of Series C Preferred Stock Certificate (Exhibit 4.9 to Form 10-Q dated May 14, 2001).

4.7               Form of Note dated as of December 24, 2001 between Authentidate Holding Corp. and Zylab International, Inc.
                  (Exhibit 4.1 to Form 10-Q dated February 8, 2002).

4.8               Form of Warrant Agreement issued to certain Warrant holders dated as of February 19, 2002 (Exhibit 10.1 to Form
                  8-K dated March 19, 2002).

4.9               Form of Note, dated as of February 5, 2002, between Authentidate Holding Corp. and Zylab International, Inc.
                  (Exhibit 4.1 to Form 10-Q dated May 15, 2002).

4.10*             Form of Note, dated as of January 5, 2001, between Authentidate Holding Corp. and John T. Botti.

4.11              Form of Note, dated as of February 14, 2002, between Authentidate Holding Corp. and John T. Botti (Exhibit 4.2 to
                  Form 10-Q dated May 15, 2002).

4.12*        Form of Warrant issued in connection with Unit Offering.

10.1         1992 Employee stock option plan (Exhibit 10.10 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.2         1992 Nonexecutive Directors stock option plan (Exhibit 10.11 to Registration Statement on Form S-18, File No. 33-
             46246-NY)

10.3         Agreement with Prime Computer, Inc. (Exhibit 10.14 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.4         Agreement with Mentor Computer Graphics Ltd. (Exhibit 10.15 to Registration Statement on Form S-18, File No. 33-
             46246-NY)

10.5         Agreement and Plan of Merger by and among Bitwise Designs, Inc., Bitwise DJS, Inc., certain individuals and DJS
             Marketing Group, Inc. dated March 6, 1996 (Exhibit 2 to Form 8-K dated March 22, 1996)

10.6         Employment Agreement between John Botti and the Company dated January 1, 2000  (Exhibit 10.27  to the
             Company's Form 10-KSB dated June 30, 2000).

10.7         Employment Agreement between Robert Van Naarden and Authentidate.com, Inc. dated July 5, 2000  (Exhibit 10.29 to the Company's Form 10-KSB dated June 30, 2000).

10.8++       Joint Venture Agreement between The Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G
             (Exhibit 10.30 to the Company's Form 10-KSB dated June 30, 2000)

10.9++       Technology License Agreement between The Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G
             (Exhibit 10.31 to the Company's Form 10-KSB dated June 30, 2000)

10.10        Series C Preferred Stock and Warrant Purchase Agreement between Authentidate Holding Corp. and purchasers of
             Series C Preferred Stock (Exhibit 10.1 to Form 10-Q dated May 14, 2001).

10.11        Registration Rights Agreement between Authentidate Holding Corp. and purchasers of Series C Preferred Stock
             (Exhibit 10.2 to Form 10-Q dated May 14, 2001).

10.12        2000 Employee Stock Option Plan (filed as Exhibit 2 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

10.13        Form of Security Exchange Agreement entered into between Authentidate Holding Corp., Authentidate, Inc. and certain security holders of Authentidate, Inc. (Exhibit 10.15 to the Company's Form 10-K dated September 26, 2001)

10.14        Agreement dated May 24, 2001 between Authentidate Holding Corp., Authentidate, Inc., Internet Venture Capital,
             LLC and Nicholas Themelis. (Exhibit 10.16 to the Company's Form 10-K/A dated January 24, 2002)

10.15        Underlease Agreement of Authentidate, Inc.  for a portion of the 43rd Floor at 2 World Financial Center. (Exhibit 10.17
             to the Company's Form 10-K dated September 26, 2001)

10.16        Pledge and Security Agreement dated January 5, 2001 between Authentidate Holding Corp. and John T. Botti. (Exhibit
             10.1 to Form 10-Q dated February 8, 2002).

10.17        Pledge and Security Agreement dated December 24, 2001 between Authentidate Holding Corp. and Zylab
             International, Inc. (Exhibit 10.2 to Form 10-Q dated February 8, 2002).

10.18        2001 Non-Executive Director Stock Option Plan (filed as Exhibit A to Proxy Statement dated December 18, 2001,

             as filed with the Commission).

10.19        Amended Pledge and Security Agreement dated as of February 14, 2002 between Authentidate Holding Corp. and
             John T. Botti (filed as Exhibit 10.1 to Form 10-Q dated May 15, 2002).

10.20        Form of Letter of Credit dated as of May 6, 2002 between DJS Marketing Group, Inc. and Transamerica (filed as
             Exhibit 10.2 to Form 10-Q dated May 15, 2002).

10.21*       Form of Unit Purchase Agreement entered into between Authentidate Holding Corp. and certain investors.

10.22*       Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors.

10.23++++    Strategic Alliance Agreement between Authentidate Holding Corp., Authentidate, Inc. and United States Postal Service
             dated as of July 31, 2002.

21*          Subsidiaries of Registrant

23*          Consent of Pricewaterhouse Coopers, LLP

99.1*        Certification of John T. Botti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

99.2*        Certification of Dennis H. Bunt pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

AUTHENTIDATE HOLDING CORP.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS (AND REPORT OF
INDEPENDENT ACCOUNTANTS)
FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
CONTENTS




                                                                           PAGE(S)
                                                                           -------
REPORT OF INDEPENDENT ACCOUNTANTS........................................      1

CONSOLIDATED FINANCIAL STATEMENTS

      Balance sheets.....................................................      2

      Statements of operations and comprehensive loss....................      3

      Statements of shareholders' equity.................................    4-5

      Statements of cash flows...........................................      6

      Notes to consolidated financial statements.........................   7-34

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Authentidate Holding Corp. and Subsidiaries:


In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Authentidate Holding Corp. and its subsidiaries at June 30, 2002 and June 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Albany, New York
August 29, 2002

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND 2001


ASSETS                                                                            2002              2001
Current assets
      Cash and cash equivalents                                              $  2,269,353      $  9,040,466
      Accounts receivable, net of allowance for doubtful accounts of
       $609,185 and $532,241 at June 30, 2002 and 2001                          4,222,472         3,574,728
      Due from related parties                                                     27,444            14,825
      Inventories                                                                 479,702           800,404
      Note receivable                                                             197,287                --
      Prepaid expenses and other current assets                                   123,766            94,006
                                                                             ------------      ------------
          Total current assets                                                  7,320,024        13,524,429
Property and equipment, net                                                     4,008,925         3,562,372
Other assets
      Software development costs, net of accumulated amortization of
       $2,556,824 and $1,469,531 on June 30, 2002 and 2001                      1,161,650         1,905,613
      Goodwill                                                                 12,439,145         5,276,136
      Investment in affiliated companies                                          294,427         1,440,854
      Patent costs, net                                                           235,789            86,422
      Other intangible assets                                                     258,766            67,632
      Note receivable                                                             302,713                --
      Other assets                                                                 30,547             4,447
                                                                             ------------      ------------
          Total assets                                                       $ 26,051,986      $ 25,867,905
                                                                             ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                       $  1,899,786      $  2,765,606
      Accrued expenses and other current liabilities                            1,932,034         1,200,770
      Current portion of obligations under capital leases                          88,827             4,970
      Current portion of long-term debt                                            35,747            32,926
      Line of credit                                                            1,753,394                --
      Income taxes payable                                                         17,800               633
                                                                             ------------      ------------
          Total current liabilities                                             5,727,588         4,004,905
Long-term debt, net                                                             1,281,768         1,317,515
Deferred grant                                                                  1,000,000         1,000,000
Obligations under capital leases, net of current portion                           97,296             7,653
                                                                             ------------      ------------
          Total liabilities                                                     8,106,652         6,330,073
                                                                             ------------      ------------
Commitments and contingencies
Shareholders' equity
      Preferred stock $.10 par value, 5,000,000 shares authorized:
        Series A - 100 shares issued and outstanding at June 30, 2002
          and June 30, 2001                                                            10                10
        Series B - 28,000 shares issued and outstanding at June 30, 2002
          and 48,000 shares issued and outstanding at June 30, 2001                 2,800             4,800
        Series C - 4,000 shares issued and outstanding at June 30, 2002,
          and 5,500 shares issued and outstanding at June 30, 2001                    400               550
      Common stock, $.001 par value; 40,000,000 shares authorized;
       19,308,594 shares issued at June 30, 2002 and
       16,114,093 shares issued at June 30, 2001 and                               19,309            16,114
      Additional paid-in capital                                               61,376,632        51,634,783
      Accumulated deficit                                                     (42,999,497)      (31,283,665)
                                                                             ------------      ------------
                                                                               18,399,654        20,372,592
      Currency translation adjustment                                              53,111                --
      Other equity                                                               (507,431)         (834,760)
                                                                             ------------      ------------
          Total shareholders' equity                                           17,945,334        19,537,832
                                                                             ------------      ------------
          Total liabilities and shareholders' equity                         $ 26,051,986      $ 25,867,905
                                                                             ============      ============


         The accompanying notes are an integral part of the consolidated financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000


                                                      2002              2001              2000
Net sales:
  Product sales                                  $ 15,135,663      $ 16,472,754      $ 14,182,181
  Service sales                                     1,507,241         1,387,790         1,107,557
                                                 ------------      ------------      ------------
    Total net sales                                16,642,904        17,860,544        15,289,738
                                                 ------------      ------------      ------------
Cost of sales:
  Products                                         11,398,458        13,536,309        11,865,290
  Services                                            692,077           647,137           545,128
                                                 ------------      ------------      ------------
    Total cost of sales                            12,090,535        14,183,446        12,410,418
                                                 ------------      ------------      ------------
    Gross profit                                    4,552,369         3,677,098         2,879,320
                                                 ------------      ------------      ------------
Selling, general and administrative expenses       11,470,073        11,950,719         8,016,192
Product development expenses                        2,170,173         1,221,639           179,696
                                                 ------------      ------------      ------------
    Total operating expenses                       13,640,246        13,172,358         8,195,888
                                                 ------------      ------------      ------------
    Loss from operations                           (9,087,877)       (9,495,260)       (5,316,568)
                                                 ------------      ------------      ------------
Other income (expense):
  Interest and other income                           180,360           399,996           311,493
  Interest expense                                   (124,824)         (124,816)         (299,994)
  Equity in net loss of affiliated companies         (958,788)         (104,023)           (5,715)
                                                 ------------      ------------      ------------
                                                     (903,252)          171,157             5,784
                                                 ------------      ------------      ------------
    Loss before income taxes                       (9,991,129)       (9,324,103)       (5,310,784)

Income tax (expense)/benefit                          (14,119)          (16,000)              102
                                                 ------------      ------------      ------------
    Loss before minority interest                 (10,005,248)       (9,340,103)       (5,310,682)

Minority interest                                      53,846                --            36,639
                                                 ------------      ------------      ------------
      Net loss                                   $ (9,951,402)     $ (9,340,103)     $ (5,274,043)
                                                 ============      ============      ============
  Per share amounts:
  Basic and diluted loss per common share        $       (.69)     $       (.63)     $       (.49)
                                                 ============      ============      ============


         The accompanying notes are an integral part of the consolidated financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                                                       PREFERRED STOCK         COMMON STOCK
                                                     NUMBER OF  $.10 PAR   NUMBER OF   $.001 PAR      PAID-IN     ACCUMULATED
                                                       SHARES     VALUE      SHARES       VALUE       CAPITAL       DEFICIT
                                                     ---------  --------  -----------  ----------  ------------  -------------
Balance, June 30, 1999                                    200    $   20    7,410,745    $  7,411   $19,846,126   $(16,441,133)
Warrants issued for non-employee services                                                              390,221
Private equity offering                                50,000     5,000    1,480,000       1,480     1,890,466
Conversion of debt to equity                                               1,223,075       1,223     3,384,484
Exercise of stock warrants                                                 3,753,922       3,754    10,780,447
Warrants issued for interest in Authentidate
  International AG                                                                                   1,119,814
Stock issued for non-employee services                                        72,750          73       105,641
Exercise of stock options                                                    481,266         481     1,297,559
Investment in Authentidate, Inc.                                                                        98,861
Costs of registration                                                                                  (79,945)
Dividends                                                                                              (93,403)
Net loss                                                                                                           (5,274,043)
                                                     ---------  --------  -----------  ----------  ------------  -------------
Balance, June 30, 2000                                 50,200     5,020   14,421,758      14,422    38,740,271    (21,715,176)
Exercise of stock warrants                                                   459,516         459     1,584,087
Exercise of stock options                                                    316,626         317       198,775
Retire treasury shares                                                       (28,082)        (28)           28        (76,719)
Convert preferred stock to common                      (2,000)     (200)      26,667          26           174
Purchase of an equity interest in
  Authentidate Inc.                                                          917,608         918     4,243,019
Private equity offerings                                5,500       550                              5,204,308
Retire preferred shares                                  (100)      (10)                                    10
Warrants for non-employee services                                                                     204,042

Costs of registration                                                                                  (32,474)
Stock option compensation                                                                            1,380,694

Warrants issued to joint venture partner                                                               111,849
Cash dividends to Series B preferred shareholders                                                                    (151,667)
Loan to shareholder

Net loss                                                                                                            (9,340,103)
                                                     ---------  --------  -----------  ----------  ------------  -------------

                                                                                              TOTAL
                                                        OTHER    TREASURY   TRANSLATION  SHAREHOLDERS'
                                                       EQUITY     STOCK      ADJUSTMENT      EQUITY
                                                      ---------  ---------  -----------  -------------
Balance, June 30, 1999                                           $(76,719)               $  3,335,705
Warrants issued for non-employee services                                                     390,221
Private equity offering                                                                     1,896,946
Conversion of debt to equity                                                                3,385,707
Exercise of stock warrants                                                                 10,784,201
Warrants issued for interest in Authentidate
  International AG                                                                          1,119,814
Stock issued for non-employee services                                                        105,714
Exercise of stock options                                                                   1,298,040
Investment in Authentidate, Inc.                                                               98,861
Costs of registration                                                                         (79,945)
Dividends                                                                                     (93,403)
Net loss                                                                                   (5,274,043)
                                                      ---------  ---------  -----------  -------------
Balance, June 30, 2000                                            (76,719)                 16,967,818
Exercise of stock warrants                                                                  1,584,546
Exercise of stock options                                                                     199,092
Retire treasury shares                                             76,719                           -
Convert preferred stock to common                                                                   -
Purchase of an equity interest in                                                                   -
  Authentidate Inc.                                                                         4,243,937
Private equity offerings                                                                    5,204,858
Retire preferred shares                                                                             -
Warrants for non-employee services                                                            204,042

Costs of registration                                                                         (32,474)
Stock option compensation                             (517,760)                               862,934

Warrants issued to joint venture partner                                                      111,849
Cash dividends to Series B preferred shareholders                                            (151,667)
Loan to shareholder                                   (317,000)                              (317,000)

Net loss                                                                                   (9,340,103)
                                                      ---------  ---------  -----------  -------------

The accompanying notes are an integral part of the consolidated financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                                              PREFERRED STOCK        COMMON STOCK
                                            NUMBER OF  $.10 PAR   NUMBER OF  $.001 PAR   PAID-IN        ACCUMULATED     OTHER
                                             SHARES     VALUE      SHARES      VALUE     CAPITAL        DEFICIT         EQUITY
                                            ---------  --------  ----------  ---------  ------------  -------------  ----------
Balance June 30, 2001                         53,600    $5,360   16,114,093    16,114   $51,634,783   $(31,283,665)  $(834,760)

Exercise of stock warrants                                        1,109,517     1,110     1,574,520
Exercise of stock options                                            31,999        32        80,296
Convert preferred stock to
  common stock                               (21,500)   (2,150)     576,263       576         1,574
Purchase of Authentidate AG                                       1,425,875     1,426     6,393,881
Warrants for services                                                                        74,572
Cost to register common shares                                                              (66,943)
Stock option compensation                                                                                              517,760
Cash and stock dividends to Series B and
  Series C preferred shareholders                                    50,847        51       219,947       (300,428)
Loan to executive                                                                                                     (190,431)
Currency translation adjustment
Beneficial conversion                                                                     1,464,002     (1,464,002)
Net loss                                                                                                (9,951,402)
Comprehensive loss
                                            ---------  --------  ----------  ---------  ------------  -------------  ----------
Balance June 30, 2002                         32,100    $3,210   19,308,594   $19,309   $61,376,632   $(42,999,497)  $(507,431)
                                            =========  ========  ==========  =========  ============  =============  ==========

                                                                         TOTAL      COMPREHENSIVE
                                              TREASURY  TRANSLATION  SHAREHOLDERS'     INCOME
                                                STOCK   ADJUSTMENT      EQUITY          (LOSS)
                                              --------  -----------  -------------  --------------
Balance June 30, 2001                          $   --                 $19,537,832    $       --

Exercise of stock warrants                                              1,575,630
Exercise of stock options                                                  80,328
Convert preferred stock to
  common stock                                                                  -
Purchase of Authentidate AG                                             6,395,307
Warrants for services                                                      74,572
Cost to register common shares                                            (66,943)
Stock option compensation                                                 517,760
Cash and stock dividends to Series B and
  Series C preferred shareholders                                         (80,430)
Loan to executive                                                        (190,431)
Currency translation adjustment                             53,111         53,111         53,111
Beneficial conversion                                                         --
Net loss                                                               (9,951,402)    (9,951,402)
Comprehensive loss
                                              --------  -----------  -------------  --------------
Balance June 30, 2002                          $   --      $53,111    $17,945,334    $(9,898,291)
                                              ========  ===========  =============  ==============

The accompanying notes are an integral part of the consolidated financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                                                                        2002               2001               2000
Cash flows from operating activities
  Net loss                                                         $ (9,951,402)      $ (9,340,103)      $ (5,274,043)
  Adjustments to reconcile net loss to net cash
      used in operating activities
      Depreciation and amortization                                   1,690,382          1,814,278            916,532
      Provision for doubtful accounts receivable                         53,965            152,711            175,799
      Equity in net loss of affiliated companies                        958,788            104,023               --
      Non-cash dividends                                                219,998               --
      Non-cash compensation and other                                   763,061          1,066,976            173,405
      Changes in operating assets and liabilities,
          net of business acquired
          Accounts receivable and due from related parties             (642,299)           539,750            731,458
          Inventories                                                   320,702          1,551,983          1,472,000
          Prepaid expenses and other current assets                      87,618            516,000           (122,928)
          Accounts payable, accrued expenses
              and other current liabilities                             478,702          2,186,627         (3,147,656)
          Income taxes                                                   17,169             16,104             (3,341)
          Other                                                            --                 --                  100
                                                                   ------------       ------------       ------------
              Net cash used in operating activities                  (6,003,316)        (1,391,651)        (5,078,674)
                                                                   ------------       ------------       ------------
Cash flows from investing activities
  Purchases of property and equipment                                  (556,598)          (893,181)          (358,554)
  Trademarks acquired                                                   (42,673)           (27,114)           (23,331)
  Patent costs                                                         (174,240)           (47,985)           (30,796)
  Software development costs                                           (346,331)        (2,764,678)          (485,293)
  Note receivable                                                      (500,000)              --                 --
  Investment in affiliated companies                                   (385,568)          (250,000)          (230,961)
  Acquisition of business, net of cash acquired                          58,078               --                 --
  Other                                                                 (33,678)            (4,149)              --
                                                                   ------------       ------------       ------------
              Net cash used in investing activities                  (1,981,010)        (3,987,107)        (1,128,935)
                                                                   ------------       ------------       ------------
Cash flows from financing activities
  Proceeds from private equity offering                                    --            5,204,858          1,896,946
  Stock warrants exercised                                            1,575,630          1,584,546         10,784,201
  Stock options exercised                                                80,328            199,092          1,298,040
  Dividends                                                            (104,525)          (151,667)           (93,403)
  Outside investment in Authentidate, Inc.                                 --                 --               98,861
  Costs of conversion of debt to equity                                    --                 --              (10,000)
  Principal payments on obligations under capital leases                (47,920)            (3,300)              --
  Loan to shareholder, net of repayments                               (190,431)          (317,000)              --
  Payment of registration costs                                         (66,943)           (32,474)           (79,945)
  Net payments under line of credit                                        --                 --           (1,274,779)
  Proceeds from borrowings on long-term debt                               --                 --              165,152
  Principal payments on long-term debt                                  (32,926)           (30,327)           (18,876)
  Receipt of deferred revenue from economic development grant              --                 --              857,811
                                                                   ------------       ------------       ------------
              Net cash provided by financing activities               1,213,213          6,453,728         13,624,008
                                                                   ------------       ------------       ------------
Net (decrease) increase in cash and cash equivalents                 (6,771,113)         1,074,970          7,416,399

Cash and cash equivalents, beginning of period                        9,040,466          7,965,496            549,097
                                                                   ------------       ------------       ------------

Cash and cash equivalents, end of period                           $  2,269,353       $  9,040,466       $  7,965,496
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

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF BUSINESS AND BUSINESS CONTINUITY

       Authentidate Holding Corp. (AHC) and its subsidiaries Authentidate, Inc., Authentidate International (AG), DJS Marketing Group, Inc. (DJS), and Trac Medical Solutions, Inc. (Trac Med), collectively referred to as the "Company", are engaged in the following businesses. Through its DocStar Division the Company markets and sells document imaging products and proprietary software. Through DJS the Company markets network integration services, Internet services and related computer hardware. Authentidate, Inc., AG and Trac Med are all engaged in the business of providing authentication and security software services. AHC was formerly known as Bitwise Designs, Inc. The name change was approved by the shareholders in March 2001 as the Company has become more focused on software with DocStar and security software services through Authentidate, AG and Trac Med.

       In June 1999, AHC established a majority owned subsidiary Authentidate, Inc. (Authentidate), to engage in a new software service business providing users with a service which can verify the authenticity of digital images by employing a secure clock that will date stamp the images when received providing proof of time, date and also proof of content via the Internet.

       In 2001, the Company formed a subsidiary named Trac Medical Solutions, Inc., to develop and provide authentication software services in the medical supply industry, for the processing of Certificates of Medical Necessity.

       In March 2000, Authentidate, Inc. formed a joint venture known as Authentidate International Holdings, AG, with a German company, Windhorst New Technologies, Agi.G., to market Authentidate in countries outside of the Americas, Japan, Australia, New Zealand and India. AHC owned 39% of this joint venture originally. In March 2002, the Company purchased the 61% of Authentidate AG that it did not own in order to secure worldwide rights for the marketing of the Authentidate technology. Prior to consolidation (March 2002), the Company's share of net losses of AG under the equity method of accounting for fiscal year ended June 30, 2002 was $625,282.

       In May 2001, the Company became a 50% owner in a joint venture known as Authentidate Sports (Sports) with outside partners to provide the same Authentidate services in the sports memorabilia industry. The Company contributed $250,000, while the outside partners contributed in the aggregate $250,000 of equipment and other consideration to Sports. The Company is required to contribute an additional $750,000 subject to certain conditions being met as defined in the joint venture agreement. The Company is accounting for the activities of the joint venture under the equity method of accounting. The Company's share of net losses in this joint venture in 2002 approximated $334,000.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       DESCRIPTION OF BUSINESS AND BUSINESS CONTINUITY, CONTINUED

       During the fiscal year ended June 30, 2002 the Company incurred a net loss of $9,951,402, and cash used in operating activities totaled $6,003,316. The Company's available cash balance at June 30, 2002 totaled approximately $2,269,000. To date, the Company has been largely dependent on its ability to sell additional shares of its common stock or other financing to fund its operating deficits. Under its current operating plan to introduce the new Authentidate technology, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of the Authentidate related businesses and the Company's ability to reduce overhead costs. If the Company is unable to attain projected sales levels for Authentidate, AG and Trac Med, it may be necessary to raise additional capital to fund operations and meet its obligations. There is no assurance that such funding will be available, if needed. If the Company is unable to raise additional capital necessary to fund operations for 2003 and is unable to attain projected sales levels for Authentidate and related products then it will implement cost reduction strategies in early fiscal 2003, including the possible shutdown or reduction of operations at Authentidate, AG, or Trac Med.

       PURCHASE 100% INTEREST OF AUTHENTIDATE, INTERNATIONAL, AG.

       In March 2002, the Company purchased 61% of the outstanding shares of Authentidate AG which it did not already own, and as a result, now owns 100% of AG. The Company issued 1,425,875 common shares and issued 100,000 common stock warrants to the sellers. The sellers also returned 250,000 outstanding warrants to the Company as part of the transaction. The sellers have agreed to place 300,000 common shares of AHC in escrow for 6 months as security for potential unrecorded liabilities. Also, as part of the acquisition, the Company issued 151,500 vested employee stock options to three executives of AG with an exercise price of $.01 share. The acquisition was recorded under the purchase method of accounting. The operations of AG have been included in the statement of operations since the acquisition date of March 15, 2002. Below is a table summarizing what the Company's operating results would have been if AG's operating results were included with the Company's consolidated statement of operations for the years ended June 30, 2002 and 2001.

                                                     2002              2001
                                                     ----              ----
         Consolidated sales including AG        $ 16,915,413      $ 17,994,088
         Consolidated net loss including AG      (11,136,075)      (10,005,292)
         Per share                                      (.76)             (.68)

       Summary of assets acquired, liabilities assumed and purchase price paid for 61% of the outstanding shares of AG:

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       PURCHASE 100% INTEREST OF AUTHENTIDATE, INTERNATIONAL, AG., CONTINUED

          Fair market value of common stock issued                                           $    5,629,355
          Fair market value of common stock warrants and options issued
              net of warrants returned                                                              765,953
                                                                                             --------------
          Total purchase price paid                                                               6,395,308
          Liabilities assumed                                                                       877,416
          Fair value of assets acquired                                                            (562,923)
                                                                                             --------------
             Net liabilities assumed                                                                314,493
                                                                                             --------------
             Goodwill                                                                        $    6,709,801
                                                                                             ==============

       PURCHASE 100% INTEREST OF AUTHENTIDATE, INTERNATIONAL, AG., CONTINUED

       The assets acquired of $562,923 are comprised of approximately $126,000 in cash and $117,000 in prepaids and other current assets, in addition to other various assets. Accounts payable makes up approximately $153,000 of the liabilities assumed, while the remaining balance relates to accrued expenses.

       Summary of Goodwill and other intangible assets recorded:

          Goodwill recognized                                                                $    7,283,009
          Other intangible assets recognized:
             Completed technologies                                                                  59,400
             Accreditation                                                                          121,800
                                                                                             --------------
             Total                                                                           $    7,464,209
                                                                                             ==============

       The fair market value of common stock warrants and options was determined using the "Black Scholes Model". The value of intangible assets recognized was determined by an independent valuation firm.

       PURCHASE MINORITY INTEREST OF AUTHENTIDATE, INC.

       In fiscal year ended June 30, 2001, the Company issued 917,608 shares of Authentidate Holding Corp. common stock (valued at approximately $4,200,000) to acquire approximately 25% of the outstanding shares not owned by AHC of Authentidate, Inc. As of June 30, 2002, the Company owns approximately 98% of Authentidate, Inc. The acquisition of the minority interest has been accounted under the purchase method of accounting. The excess purchase price which approximates $4,200,000 was being amortized over a 5-year period. Beginning July 1, 2001, the Company no longer amortizes goodwill (see "New accounting pronouncements").

       In connection with the aforementioned transaction, the Company's CEO was granted options to acquire 444,668 shares of Company common stock with an intrinsic value of approximately $1,380,000 which was expensed during the fiscal years ended June 30, 2001 and June 30, 2002.

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

       CASH EQUIVALENTS

       The Company considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents. At June 30, 2002 and 2001, cash equivalents were composed primarily of investments in commercial paper and overnight interest bearing deposits.

       INVENTORIES

       Inventories are stated at the lower of cost or market and are valued at average cost.

       PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Depreciation and amortization are determined using the straight-line method. Estimated useful lives of the assets range from three to forty years.

       Repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is recognized.

       SOFTWARE DEVELOPMENT COSTS

       Software development and modification costs incurred subsequent to establishing technological feasibility are capitalized and amortized based on anticipated revenue for the related product with an annual minimum equal to the straight-line amortization over the remaining economic life of the related products (generally three years). Software development costs capitalized during 2002 and 2001 amounted to $347,829 and $2,764,678, respectively. Amortization expense related to software development costs for the years ended June 30, 2002, 2001 and 2000 was $1,087,293, $1,033,646 and $485,837, respectively. These expenses were included in product development expenses in prior years. However, the Company has reclassified these costs as cost of sales which is more consistent with industry standards. As a result, the Statements of Operations for the years ended June 30, 2001 and 2000 were adjusted to reflect the transfer of $1,033,646 and $485,837 from product development expenses to cost of goods sold for the years ended June 30, 2001 and 2000, respectively.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       GOODWILL

       Goodwill was amortized on a straight-line basis over periods ranging from 5 to 20 years through June 30, 2001. However, beginning in the fiscal year ending June 30, 2002, the Company applied SFAS No. 142 (see new accounting pronouncements under footnote 1).

       The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. In connection with adoption of FAS 142, the Company completed an initial transaction impairment test, as well as an annual impairment test as required. These tests did not result in any impairment charges. The amortization charged against earnings in 2001 and 2000 was $222,753 and $86,287, respectively, which did not have a material impact on net loss per basic and diluted share in 2001 and 2000. Accumulated amortization at June 30, 2002 and 2001 was $758,789. The changes in the carrying amount of goodwill for the year ended June 30, 2002 are as follows:

                                                   DJS         AUTHENTIDATE          AG             TOTAL
                                                -----------   --------------    ------------    -------------
       Balance, June 30, 2001                    1,173,665    $  4,102,471      $               $   5,276,136
       Reclass to patents based on                                (120,000)                          (120,000)
       Purchase 61% of AG                                                          6,709,801        6,709,801
       Reclassification of 39% of AG                                                 573,208          573,208
                                                -----------   --------------    ------------    -------------
       June 30, 2002                              1,173,665   $  3,982,471      $  7,283,009    $  12,439,145
                                                ===========   ==============    ============    =============

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

       REVENUE RECOGNITION AND WARRANTY PROVISIONS

       Revenue from the sale of products and services is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. Service revenue is recognized as it is earned. The Company provides a one-year warranty on hardware products it assembles. On products distributed for other manufacturers, the original manufacturer warranties the product. Warranty expense was not significant to any of the years presented.

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

       On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. To date, the adoption of this Standard has not had a material effect on its financial condition, results of operations or cash flows.

       On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 effective July 1, 2001. To date the adoption of SFAS 142 has not had a material effect on its financial position, results of operations or cash flows.

       PRESENT ACCOUNTING STANDARDS NOT YET ADOPTED

       In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will not have a material effect on its financial statements.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposals of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company believes the adoption of this Statement will not have a material effect on its financial statements.

       In April 2002, the Financial Accounting Standards Board (FASB) issued FAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64," Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002. This Standard addresses a number of items related to leases and other matters. The Company is required to adopt this Standard as of July 1, 2002. The Company does not expect the adoption of FAS No. 145 to have material effect on its financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       PRESENT ACCOUNTING STANDARDS NOT YET ADOPTED, CONTINUED

       In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Standard addresses the recognition, measurement and reporting of costs that are associated with exit or disposal activities. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of FAS No. 146 to have a material effect on its financial statements.

       ADVERTISING EXPENSES

       The Company recognizes advertising expenses as incurred. Advertising and promotion expense for 2002, 2001 and 2000 was approximately $454,000, $835,000 and $1,363,000, respectively.

       USE OF ESTIMATES

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

       RECLASSIFICATIONS

       It is the Company's policy to reclassify, where appropriate, prior year financial statements to conform to the current year presentation.

2.     LOSS PER SHARE

       The following is basic and diluted loss per common share information:

                                              2002               2001               2000
                                          ------------       ------------       ------------
       Net loss                           $ (9,951,402)      $ (9,340,103)      $ (5,274,043)
       Preferred stock dividends            (1,764,430)          (151,667)           (93,403)
                                          ------------       ------------       ------------
       Net loss applicable to common
       shareholders                       $(11,715,832)      $ (9,491,770)      $ (5,367,446)
                                          ============       ============       ============

       Weighted average shares              17,035,030         15,013,135         10,953,284
       Basic and diluted loss per
         Common share                             (.69)              (.63)              (.49)

       Options (5,280,000), warrants (2,685,000) and convertible preferred stock (1,190,000) were antidilutive to the calculation of dilutive loss per share, and were accordingly excluded from the calculation.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



3.       INVENTORIES

         Inventories related to DocStar and DJS only at June 30, 2002 and 2001 consist of:

                                           2002         2001

Purchased components and raw materials    $317,772    $520,915
Finished goods                             161,930     279,489
                                          --------    --------
                                          $479,702    $800,404
                                          ========    ========


4.       PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 2002 and 2001 consist of the following:

                                                                               ESTIMATED
                                                                              USEFUL LIFE
                                              2002             2001             IN YEARS

Building                                  $1,618,640        $1,614,611             40
Land                                         698,281           698,281            N/A
Machinery and equipment                    3,467,848         2,478,377            3-6
Demonstration and rental computers           125,732           125,732            5-6
Furniture and fixtures                       272,447           229,882            5-7
Leasehold improvements                        48,893            17,613              5
Vehicles                                          --            15,090              5
                                          ----------        ----------
                                           6,231,841         5,179,586
 Less accumulated depreciation and
    Amortization                          (2,222,916)       (1,617,214)
                                          ----------        ----------
                                          $4,008,925        $3,562,372
                                          ==========        ==========


In June 1999, the Company completed construction of a new office/production facility in Schenectady, New York for approximately $2,300,000. The Company was awarded a grant totaling $1,000,000 from the Empire State Development Corporation (an agency of New York State) to be used towards the construction of the facility. The funding was received in stages as costs are incurred and submitted for reimbursement. The grant stipulates that the Company is obligated to achieve certain annual employment levels at the new site between January 1, 2002 and January 1, 2005 or some or all of the grant will have to be repaid. The Company has not achieved the agreed upon employment levels to date but would like to achieve such levels by 2005. As of June 30, 2000, $1,000,000 had been received and is recorded as deferred revenue. The remainder of the financing for the new facility, totaling approximately $1,400,000, was provided by a local financial institution in the form of a mortgage loan (See Note 6).

         Depreciation and amortization expense on property and equipment for the years ended June 30, 2002, 2001 and 2000 was $553,615, $377,832 and $274,148,
respectively.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


5.       LINE OF CREDIT

         In May 2002 the Company's subsidiary DJS had secured a new revolving line of credit in the amount of $2 million, with a Financial institution of which approximately $1,753,000 was outstanding at June 30, 2002. The interest rate is prime plus 1.75% (8.75% at June 30,
         2002) with a minimum prime rate of 7%. DJS may borrow on this line based on a formula of qualified accounts receivable and inventory. Based upon this formula, $247,000 was available for use at June 30, 2002. The line was collateralized by all assets of DJS and is guaranteed by Authentidate Holding Corp. Under the line of credit agreement DJS is required to comply with certain restrictive covenants including tangible net worth and debt to tangible net worth. At June 30, 2002, DJS was in default of certain covenants but obtained a waiver of default from the financial institution.


6.       LONG-TERM DEBT

         Long-term debt at June 30, 2002 and 2001 consists of the following:

                                                                                             2002               2001
         Mortgage payable with Central National Bank in the original amount of
         $1,400,000 with interest, adjusted every five years, equal to the five-year Treasury Bill rate plus 2.5%, not to be less than 8.25% (8.25%
         at June 30, 2002), payable in monthly installments through October 2019
         The mortgage is collateralized by a first mortgage lien on the Company's
         headquarters.                                                                  $ 1,317,515     $ 1,350,441
         Less current portion                                                               (35,747)        (32,926)
                                                                                        -----------     -----------
            Long-term debt, net of current portion                                      $ 1,281,768     $ 1,317,515
                                                                                        ===========     ===========

         The aggregate principle maturities of long-term debt for each of the subsequent five years and thereafter are as follows:

                  2003                                                $       35,747
                  2004                                                        38,810
                  2005                                                        42,136
                  2006                                                        45,747
                  2007                                                        49,668
                  Thereafter                                               1,105,407
                                                                      --------------
                                                                      $    1,317,515
                                                                      ==============

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


7.       INCOME TAXES

         Income tax expense (benefit) for the years ended June 30, 2002 and 2001 consists of currently payable state and local income taxes.

         At June 30, 2002, the Company has federal net operating loss carryforwards for tax purposes approximating $36,000,000. The years in which the net operating loss carryforwards expire are as follows:
         2003-$3,000; 2004-$6,000; 2008-$1,568,000; 2009-$867,000;
         2011-$2,762,000; 2012-$686,000; 2013-$3,197,000; 2019-$1,350,000;
         2020-$7,698,000; 2021-$9,900,000 and 2022-$8,000,000.

         Because of significant changes in ownership during the prior years, the use of net operating loss carryforwards may be subject to limitation.

         The following table reconciles the expected tax benefit at the federal statutory rate of 34% to the effective tax rate.

                                                2002              2001           2000

Computed expected tax benefit                 $(3,396,984)    $(3,170,195)    $(1,805,666)
Increase in valuation allowance                 3,125,204       3,008,814       1,550,443
Nondeductible goodwill amortization                    --         136,770          27,638
Adjustment to prior years' taxes                  261,280          24,871         220,104
State income taxes, net of federal benefit          9,319          10,560             (67)
Other nondeductible expenses                       15,300           9,180           7,446
                                              -----------     -----------     -----------
                                              $    14,119     $    20,000     $      (102)
                                              ===========     ===========     ===========

         The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2002 and 2001 are presented below:

                                                             2002             2001
Deferred income tax asset:
   Allowance for doubtful accounts                     $    207,123     $    180,162
   Inventories, principally due to additional costs
     inventoried for tax purposes pursuant to the
     Tax Reform Act of 1986 and inventory reserves          196,558          363,784
   Other liabilities                                        540,224          214,235
   Deferred revenue                                              --           15,786
   Net operating loss carryforward                       12,268,900        9,548,781
                                                       ------------     ------------
        Total gross deferred tax assets                  13,212,805       10,322,748
   Less valuation allowance                             (12,779,735)      (9,654,531)
                                                       ------------     ------------
        Net deferred tax asset                              433,070          668,217
Deferred income tax liability:
   Software development costs                              (394,961)        (647,108)
   Equipment, principally due to differences in
     depreciation methods                                   (38,109)         (21,109)
                                                       ------------     ------------
        Net deferred income taxes                      $        -0-     $        -0-
                                                       =============    ============

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


7.       INCOME TAXES, CONTINUED

         The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized. The valuation allowance for deferred tax assets as of July 1, 2002 and 2001 was $12,779,735 and $9,654,531, respectively. The net change in the total valuation allowance for the years ended June 30, 2002 and 2001 was an increase of $3,125,204 and $3,008,814, respectively.


8.       LEASE COMMITMENTS

         The Company is obligated under operating leases and capital leases for certain equipment and facilities expiring at various dates through the year 2007.

         As of June 30, 2002, future minimum payments by year, and in the aggregate, noncancelable operating leases with initial terms of one year or more consist of the following:

                                                                       CAPITAL             OPERATING
                                                                       LEASES               LEASES

          Fiscal year ending June 30:
             2003                                                   $  113,419    $  529,766
             2004                                                       85,766       563,113
             2005                                                       22,073       535,768
             2006                                                            -       430,438
             2007                                                            -       162,616
                                                                    ----------    ----------
                                                                       221,258    $2,221,701
                                                                                  ==========

             Amounts representing interest                              35,135
                                                                    ----------
          Present value of net minimum lease payments                  186,123
          Less current portion                                         (88,827)
                                                                    ----------
          Long-term portion                                         $   97,296
                                                                    ==========

         Rental expense was approximately $344,903, $272,000 and $69,000 for the years ended June 30, 2002, 2001 and 2000, respectively. The amount of accumulated amortization for capital leases at June 30, 2002 was $29,513. The equipment financed by these capital leases may be purchased at the end of the lease for a bargain purchase amount.


9.       PREFERRED STOCK

         The Board of Directors is authorized to issue shares of preferred stock, $.10 par value per share, from time to time in one or more series. The Board may issue a series of preferred stock having the right to vote on any matter submitted to shareholders including, without limitation, the right to vote by itself as a series, or as a class together with any other or all series of preferred stock. The Board of Directors may determine that the holders of preferred stock voting as a class will have the right to elect one or more additional members of the Board of Directors, or the majority of the members of the Board of Directors. The Board of Directors has designated a series of preferred stock which has the right to elect a majority of the Board of Directors. The holders of Series A preferred stock which have the right to elect a majority of the Board of Directors are therefore able to control the Company's policies and affairs.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


9.       PREFERRED STOCK, CONTINUED

         The Board of Directors has designated 200 shares of preferred stock as Series A Preferred stock, of which 100 shares have been issued to the chairman/chief executive officer of the Company. The holder of the Series A Preferred Stock has the right to elect a majority of the Board of Directors as long as the holder remains, subject to certain conditions, an officer, director and at least 5% shareholder of the Company. To date, the holder of the Series A Preferred Stock has not exercised such right. The holder of the Series A Preferred Stock has a preference on liquidation of $1.00 per share and no dividend or conversion rights. See Footnote 17.

10.      STOCK OPTION PLANS AND STOCK WARRANTS

         A) 2000 AND 1992 EMPLOYEES STOCK OPTION PLANS

         In March 2001, the shareholders approved the 2000 Employees Stock Option Plan ("the 2000 Plan") which provided for the grant of options to purchase up to 5,000,000 shares of the Company's Common Stock. The Company's shareholders were asked to adopt the 2000 Plan since there were no additional shares available for issuance under the 1992 Plan and the 1992 expired in 2002 and shareholder approval would have been required to increase the number of shares subject to the 1992 Plan. In 2001, the Company filed a registration statement with the SEC to register the shares issued under the 2000 Plan.

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

         The Plans are administered by a Compensation Committee designated by the Board of Directors. The Compensation Committee is comprised entirely of outside directors. The Board or the Committee, as the case may be, has the discretion to determine eligible employees and the times and the prices at which options will be granted, whether such options shall be ISOs or non-ISOs, the period during which each option will be exercisable and the number of shares subject to each option. Options generally begin to vest one year after the date of grant. Vesting generally occurs one-third per year over three years. Options have a life of five years. The Board or the Committee has full authority to interpret the Plans and to establish and amend rules and regulations relating thereto. Under the two Plans, the exercise price of an option designated as an ISO may not be less than the fair market value of the Company's common stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent shareholder, the exercise price shall be at least 110% of such fair market value. The aggregate fair market value on the grant date of shares subject to options which are designated as ISOs which become exercisable in any calendar year, shall not exceed $100,000 per optionee.

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

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


10.      STOCK OPTION PLANS AND STOCK WARRANTS, CONTINUED

         A) 2000 AND 1992 EMPLOYEES STOCK OPTION PLANS, CONTINUED
         The 1992 Plan expired May 2002 and the 2000 Plan will expire in the year 2010.

                                                                 WEIGHTED
                                             NUMBER OF        AVERAGE OPTION
                                              SHARES         PRICE PER SHARE
                                           ---------------   ---------------
Outstanding at July 1, 1999                 1,984,870          $   2.99
Options granted equal to market price       1,337,000              1.39
Options exercised                            (801,529)             2.93
Options canceled or surrendered              (334,168)             3.48
                                          ---------------
Outstanding at June 30, 2000                2,186,173              5.67
Options granted equal to market price       1,863,532              4.93
Options granted lower than market price       444,668              1.52
Options exercised                             (61,733)             2.93
Options canceled or surrendered              (247,935)             5.86
                                          ---------------

Outstanding at June 30, 2001                4,184,705              4.93
Options granted equal to market price       1,313,875              4.22
Options granted lower than market price       151,500               .01
Options cancelled or surrendered             (507,732)             7.50
Options exercised                             (21,999)             2.27
                                          ---------------

Outstanding at June 30, 2002                5,120,349              4.48
                                          ===============

         The following is a summary of the status of employee stock options at June 30, 2002:

                                                      OUTSTANDING OPTIONS           EXERCISABLE OPTIONS
                                                ----------------------------    ------------------------
                                                 AVERAGE                                          WEIGHTED
                                                REMAINING        WEIGHTED                         AVERAGE
           EXERCISE PRICE                      CONTRACTUAL       AVERAGE                          EXERCISE
               RANGE             NUMBER           LIFE        EXERCISE PRICE       NUMBER           PRICE
           --------------        ------        -----------    --------------       ------         --------

           $.01-4.99           3,398,274        2.9                 $3.70       1,797,789           $2.90
          $5.00-9.125          1,722,075        3.3                 $6.03       1,042,333           $6.27

         As of June 30, 2002 and 2001, 2,840,122 shares and 2,112,997 shares, respectively, were exercisable under the 2000 and 1992 Employees Stock Option Plan.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


10.      STOCK OPTION PLANS AND STOCK WARRANTS, CONTINUED

         B) 2001 and 1992 NON-EXECUTIVE DIRECTOR STOCK OPTION PLAN

         In January, 2002, our shareholders approved the 2001 Non-Executive Director Stock Option Plan (the 2001 Director Plan). Options are granted under the 2001 Director Plan until December 2011 to (i) non-executive directors as defined and (ii) members of any advisory board established by the Company who are not full-time employees of the Company or any of its subsidiaries. The 2001 Director Plan provides that each non-executive director will automatically be granted an option to purchase 20,000 shares upon joining the Board of Directors and 10,000 on each September 1st thereafter, prorated based upon the amount of time such person served as a director during the period beginning twelve months prior to September 1. Each eligible director of an advisory board will receive, upon joining the advisory board, and on each September 1st thereafter, an additional option to purchase 5,000 shares of the Company's common stock, providing such person has served as a director of the advisory board for the previous 12-month period.

         The Company's shareholders were asked to adopt the 2001 Director Plan since the 1992 Non-Executive Director Stock Option Plan (the 1992 Director Plan) expired in April 2002. Under the 1992 Director Plan, which was adopted by our shareholders in April 1992, directors were automatically granted an option to purchase 20,000 shares upon joining the Board of Directors and an option to purchase 10,000 shares on each September 1 thereafter.

         The exercise price for options granted under the 2001 and 1992 Director Plans is 100% of the fair market value of the common stock on the date of grant. The "fair market value" is the closing NASDAQ bid price, or if the Company's common stock is not quoted by NASDAQ, as reported by the National Quotation Bureau, Inc., or a market maker of the Company's common stock. If the common stock is not quoted by any of the above the Board of Directors acting in good faith will determine fair market value. The exercise price of options granted under both the 2001 and 1992 Director Plans must be paid at the time of exercise in cash. The term of each option commences on the date it is granted and unless terminated sooner, as provided in the 2001 and 1992 Director Plans, expires five years from the date of grant. The 2001 and 1992 Director Plans are administered by a committee of the board of directors composed of not fewer than three persons who are officers of the Company (the "Committee"). The Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of both the 2001 and 1992 Director Plans. Options granted under the 2001 and 1992 Director Plans are not qualified for incentive stock option treatment.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


10.      STOCK OPTION PLANS AND STOCK WARRANTS, CONTINUED

         B) NON-EXECUTIVE DIRECTOR STOCK OPTION PLAN, CONTINUED
         A schedule of director stock option activity is as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                   NUMBER               OPTION
                                                     OF                 PRICE
                                                   SHARES             PER SHARE
                                                 -----------         -----------
Outstanding June 30, 1999                         130,000             $   2.54
Options granted equal to market price              50,000                 0.89
Options cancelled or surrendered                  (10,000)                5.13
Options exercised                                 (40,000)                1.83
                                                 -----------
Outstanding June 30, 2000                         130,000                 1.92
Options granted equal to market price              30,000                  .84
Options exercised                                 (20,000)                 .92
                                                 -----------

Outstanding June 30, 2001                         140,000                 2.68
Options granted equal to market price              30,000                 3.76
Options exercised                                 (10,000)                3.38
                                                 -----------

Outstanding June 30, 2002                         160,000                 2.84
                                                 ===========

         The options range in exercise price from $.84 to $4.81 per share and have a weighted average remaining contractual life of 1.9 years.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.      STOCK OPTION PLANS AND STOCK WARRANTS, CONTINUED

         C) COMMON STOCK WARRANTS
         A schedule of common stock warrant activity is as follows:

                                                     NUMBER            WARRANT
                                                       OF               PRICE
                                                     SHARES           PER SHARE
                                                   ----------        ----------
Outstanding June 30, 1999                          2,898,995         $   3.88
Warrants granted equal to market price               970,000             4.67
Warrants granted greater than market price         2,949,999             2.44
Warrants granted lower than market price              25,000             3.00
Warrants cancelled or surrendered                    (30,000)            5.00
Warrants exercised                                (3,788,517)            3.11
                                                   ----------

Outstanding June 30, 2000                          3,025,477             3.87

Warrants granted equal to market price               106,667             2.33
Warrants granted greater than market price           184,780             5.57
Warrants granted lower than market price             314,000             5.19
Warrants cancelled or surrendered                   (258,806)            4.60
Warrants exercised                                  (463,668)            3.47
                                                   ----------

Outstanding June 30, 2001                          2,908,450             4.14
Warrants granted greater than market               1,217,500             2.28
Warrants granted equal to market price               109,868             5.00
Warrants exercised                                (1,125,000)            1.48
Warrants cancelled or surrendered                   (425,000)            8.15
                                                   ----------

Outstanding June 30, 2002                          2,685,818             3.81
                                                   ==========


       In connection with an agreement entered into subsequent to June 30, 2002 between the Company and a third party, the Company entered into an agreement whereby the Company may issue to the strategic partner warrants to purchase 225,000 shares of common stock at a per share exercise price of $3.65. The warrants would be exercisable for five years from date of issuance and are issuable in three tranches of 75,000 warrants on each of the first three anniversary dates of the agreement. If the agreement is terminated for any reason, the third party will not be able to exercise such option to acquire the warrants.

       In March 2002, the Company issued 100,000 warrants in connection with the acquisition of Authentidate International AG. In February 2002, the Company issued 1,080,000 warrants to certain series B warrant holders with an exercise price of $2.00 per warrant in exchange for their exercise of 1,080,000 outstanding Series B warrants for which the Company received $1,485,000 in cash. See footnote 19.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


10.      STOCK OPTION PLANS AND STOCK WARRANTS, CONTINUED

         C) COMMON STOCK WARRANTS, CONTINUED
         In May 2001, the Company issued 114,000 common stock purchase warrants to two foreign institutions and 150,000 common stock purchase warrants to investment bankers as professional fees related to two private equity financings further described in Footnote 17.

         In October 1999, the Company issued 2,479,999 detachable common stock purchase warrants in connection with a private equity financing further described in Footnote 17. Other warrants issued during the years ended June 30, 2002, 2001 and 2000 were generally to various firms and individuals providing services to the Company.

       The following is a summary of the status of common stock warrants at June 30, 2002:

                                                   OUTSTANDING WARRANTS             EXERCISABLE WARRANTS
                                              -----------------------------         ----------------------
                                                  WEIGHTED        WEIGHTED                        WEIGHTED
                                                  AVERAGE         AVERAGE                         AVERAGE
                                                  REMAINING       EXERCISE                        EXERCISE
         EXERCISE PRICE RANGE      NUMBER     CONTRACTUAL LIFE      PRICE        NUMBER            PRICE
         --------------------    ----------   -----------------   ----------    ----------       ---------
            $1.00 - 4.00          1,660,503         3.9             $1.98       1,660,503           $1.98
           $4.01 - 13.04          1,025,315         2.8             $6.78       1,025,315           $6.78

         D) OPTION VALUATION
         The weighted average fair value of each option granted under the Company's option plans during fiscal 2002, 2001 and 2000 was $2.89, $2.90 and $5.21, respectively. These amounts were determined using the Black Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option. The dividend yield was zero in 2002 and 2001. The expected volatility was based on the historic stock prices. The expected volatility was 89.6% and 91.6% for 2002 and 2001, respectively. The risk-free interest rate was the rate available on zero coupon U.S. government issues with a term equal to the remaining term for each grant. The risk-free rate ranged from 4.4% to 5.1% in 2002, 5.1% in 2001, and ranged from 6.3% to 6.5% in 2000, respectively. The expected life of the options was estimated based on the exercise history from previous grants and is estimated to be one to five years.

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

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.      STOCK OPTION PLANS AND STOCK WARRANTS, CONTINUED


                                           2002               2001             2000
Net loss
  As reported                       $   (9,951,402)    $   (9,340,103)    $  (5,274,043)
  Pro forma                            (14,431,727)       (12,869,273)       (5,599,269)

Basic and diluted loss per share
  As reported                                 (.69)              (.63)             (.49)
  Pro forma                                   (.95)              (.86)             (.51)

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

         In July 2000, Authentidate, Inc. entered into an employment agreement with its new Chief Executive Officer for a three year term. The employment agreement provides for (i) annual salary of $250,000, (ii) annual bonus up to $200,000 with a minimum bonus of $80,000 paid with the regular payroll during the first year, (iii) a severance agreement equal to 12 months salary in the event the Company terminates this agreement without cause, (iv) the award of Authentidate Inc. common shares equal to 5% of the shares outstanding on the date of the employment agreement, vesting in equal amounts over a four-year period commencing one year from the date of the agreement, and (v) the award of employee stock options to purchase 200,000 Authentidate Holding Corp. common shares vesting in equal amounts over a four-year period, at an exercise price of $6.3125 per share.

         In October 2000, the Company entered into an employment agreement with its Chief Financial Officer which provides for (i) annual salary of $100,000 increasing to $110,000 on January 1, 2001 (ii) annual increases every October to be determined by the Compensation Committee
         (iii) eligible for annual bonuses at the discretion of Compensation Committee (iv) a severance agreement equal to 12 months' salary and (v) the award of Authentidate Inc. stock options equal to 1.25% of the stock outstanding convertible in AHC stock options at such time that the shareholders approve such conversion, which occurred in March 2001.

         In March 2002, Authentidate AG entered into a three-year employment contract with its Chief Executive Officer providing for (i) a base salary of $200,000 with annual increases of 5%, (ii) options to purchase 184,000 shares of AHC common stock at $4.54 per share, (iii) a bonus of up to 50% of the base salary in the event AG achieves its operating targets approved by the Compensation Committee and (iv) a severance agreement not to exceed 18 months of his base salary or until he obtains alternative employment.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    COMMITMENTS - EMPLOYMENT AGREEMENTS AND CONTINGENCIES, CONTINUED

       The Company is the defendant in a third party complaint filed by Shore Venture Group, LLC in the Federal District Court for the Eastern District of Pennsylvania. The third party complaint was filed on May 7, 2001. Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleges a claim of breach of contract and seeks indemnification. We moved to dismiss the third party complaint and the motion was recently denied by the Court. This matter is currently in the discovery stage, which is expected to be completed by the end of September 2002. We are currently involved in settlement negotiations with Shore Venture. Management believes that the claim will not have a material adverse impact on our financial condition, results of operations or cash flows.

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

12.    CASH FLOWS - SUPPLEMENTAL INFORMATION

       CASH FLOWS

       The Company paid interest in the amounts of $115,378, $115,323 and $364,954 for the years ended June 30, 2002, 2001 and 2000, respectively. Income taxes paid aggregated $1,912, $230 and $133 for the years ended June 30, 2002, 2001 and 2000, respectively.

       NONCASH INVESTING AND FINANCING ACTIVITIES

       During the fiscal year ending June 30, 2002, the Company issued 1,425,875 shares of its common stock to acquire all the shares of Authentidate International AG that it did not already own. This transaction is more fully described in footnote 1. During the fiscal year, the Company entered into capital lease obligations for property and equipment totaling $278,554, including interest.

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

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    EMPLOYEE BENEFIT PLAN

       The Company has a qualified defined contribution 401(k) profit sharing plan for all eligible employees. The Company can make contributions in percentages of compensation, or amounts as determined by the Company. The Company contributed $134,640, $111,869 and $25,878 to the plan during the years ended June 30, 2002, 2001 and 2000, respectively.

14.    INTANGIBLE ASSETS

       A summary of intangible assets is as follows:

                                         JUNE 30, 2002                     JUNE 30, 2001
                       GROSS                              GROSS
                      CARRYING       ACCUMULATED         CARRYING       ACCUMULATED    USEFUL LIFE
                      AMOUNT        AMORTIZATION         AMOUNT        AMORTIZATION     IN YEARS
                      ------        ------------         ------        ------------     --------
Patents                $260,581        $ 24,792        $ 95,885           9,463              17

Trademarks              106,803          15,654          77,945          10,313              20
Completed
   technologies          59,400           7,425              --              --               2

Accreditation           121,800          15,225              --              --               2

Licenses                 13,600           4,533              --              --
                       --------        --------        --------          ------
Total                  $562,184        $ 67,629        $173,830          19,776
                       ========        ========        ========          ======

       Also refer to footnote 1 with regard to Completed Technologies and Accreditation. The Company amortizes intangible assets under a straight line method. Intangible amortization expense is expected to be immaterial for the next five fiscal years.

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

       At June 30, 2002, there was one customer whose accounts receivable balance exceeded 10% of total accounts receivable. At June 30, 2001, accounts receivable from one customer approximated 31% of total accounts receivable.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    FINANCIAL INSTRUMENTS, CONTINUED

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

       The Company has three reportable segments: DocStar, a document imaging software company, DJS Marketing Group, Inc. (DJS), a computer systems integrator, and all Authentidate related companies including Authentidate Inc., Authentidate AG and Trac Medical Solutions Inc. DocStar sells document storage and retrieval software and related products through a national dealer network of approximately 100 dealers and DJS markets computer services including network services, internet services and software installation and integration. In addition, DJS sells a complete line of personal computers and peripheral equipment in the Albany, New York area primarily, although DJS has several national accounts. The Authentidate related businesses all provide authentication software services nationally and through AG internationally.

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

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    SEGMENT REPORTING, CONTINUED

                                                                                 AUTHENTIDATE
       SEGMENT INFORMATION:                     DOCSTAR            DJS              RELATED          TOTALS
       --------------------                     -------            ---              -------          ------
       2002
       Revenues from external customers    $   6,719,803    $    9,871,923    $       51,178    $  16,642,904
       Intersegment revenues                           -            88,577                 -           88,577
       Interest and other revenue                 15,411                23            25,725           41,159
       Interest expense                          110,185             1,675            12,964          124,824
       Depreciation and amortization             431,910            60,819         1,172,387        1,665,116
       Segment profit/(loss)                     287,859            96,801        (5,723,055)      (5,338,395)
       Segment assets                          4,878,141         4,112,197         3,316,513       12,306,851

       2001

       Revenues from external customers    $   6,239,579     $  11,620,407     $         558    $  17,860,544
       Intersegment revenues                                       428,488                            428,488
       Interest and other revenue                 14,792                               2,352           17,144
       Interest expense                          112,784            12,032                            124,816
       Depreciation and amortization             411,441            58,468         1,120,840        1,590,749
       Segment profit/(loss)                    (295,680)          385,283        (4,954,729)      (4,865,126)
       Segment assets                          5,454,528         3,372,212         3,746,305       12,573,045

       2000

       Revenues from external customers    $   5,589,830     $   9,699,764     $         144    $  15,289,738
       Intersegment revenues                                       249,943                            249,943
       Interest and other revenue                 13,084                                  87           13,171
       Interest expense                          292,600             7,394                            299,994
       Depreciation and amortization             358,478            48,858           124,867          532,203
       Segment profit/(loss)                  (1,177,239)          231,357        (2,342,198)      (3,288,080)
       Segment assets                          8,237,551         2,637,368         1,827,971       12,702,890

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.      SEGMENT REPORTING, CONTINUED

      RECONCILIATIONS                                       2002               2001             2000
                                                            ----               ----             ----
     Revenues
     Total revenues for reportable segments          $    16,731,481    $    18,289,032    $      15,539,681
     Elimination of intersegment revenues                    (88,577)          (428,488)            (249,943)
                                                     ---------------    ----------------   -----------------

     Total consolidated revenues                     $    16,642,904    $     17,860,544   $      15,289,738
                                                     ===============    ================   =================
     Profit or (loss)
     Total profit or loss for reportable segments    $    (5,338,395)   $    (4,865,126)   $      (3,288,080)
     Product development expenses                         (2,170,173)        (2,255,284)            (665,533)
     Corporate expenses and other                         (2,494,793)        (2,188,413)          (1,358,311)
     Elimination of intersegment profits                      12,232            (15,280)               1,140
                                                     ---------------    ----------------   -----------------

     Loss before income taxes                        $    (9,991,129)   $     (9,324,103)  $      (5,310,784)
                                                     ===============    ================   =================

     Assets

     Total assets for reportable segments            $    12,306,851    $     12,573,045   $      12,702,890
     Corporate assets                                     13,760,530         13,322,487            8,437,792
     Elimination of intersegment profit                      (15,395)           (27,627)             (12,347)
                                                     ---------------    ----------------   -----------------

     Consolidated total assets                       $    26,051,986    $     25,867,905   $      21,128,335
                                                     ===============    ================   =================

17.    PRIVATE EQUITY OFFERINGS

       In 2001, the Company, in two separate transactions closed on the sale of $5,500,000 of its securities to two foreign institutions pursuant to Regulation S, promulgated under the Securities Act of 1933, as amended. In the transactions, the Company sold 5,500 of its Series C Convertible Preferred Stock, with a dividend rate of 4%, payable in either cash or Company Common Stock to the foreign institutions convertible at $4.845 per share and five year warrants to purchase 114,000 shares of Common Stock exercisable at $4.845 per share. The conversion price is not subject to resets or adjustments for changes in the market price of the Company's common stock. The right of conversion incorporated into the Series C Preferred Stock constitutes a beneficial conversion feature which was determined to have a value of approximately $1,464,002. The beneficial conversion feature was amortized as a preferred stock dividend over a one-year period commencing July 1, 2001 using the effective interest method. The Company received net proceeds of approximately $5,200,000 from the transaction after paying commissions and expenses. The securities sold in this offering are restricted securities under the terms of Regulation S and may not be transferred or resold in the United States for a period of one year, except pursuant to registration under the Securities Act or an exemption thereunder. During the fiscal year 1,500 Series C preferred shares were converted into 309,598 common shares. The Company intends to continue to seek additional funds which may be raised through public or private financing and may include debt or equity securities.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    PRIVATE EQUITY OFFERINGS, CONTINUED

       During fiscal 2000, the Company closed three concurrent private offerings. In the first offering, the Company sold 740,000 units at an aggregate offering price of $740,000, each unit consisting of two shares of common stock and two Series B common stock purchase warrants (the "Series B Warrants"). The Series B Warrants entitle the holder to purchase one share of common stock at an exercise price of $1.375 per share during the offering period commencing on the date of issuance and terminating five years thereafter. The Series B warrants are redeemable at any time commencing one year after issuance at the option of the Company with not less than 30 nor more than 60 days written notice to the registered holders at a redemption price of $.05 per warrant provided;
       (i) The public sale of the shares of common stock issuable upon exercise of the Series B warrants are covered by a tentative registration statement; and (ii) During each of the immediately preceding 20 consecutive trading days ending within 10 days of the date of the notice of redemption, the closing bid price of the Company's common stock is at least $3.25 per share. As of June 30, 2002, 400,000 Series B warrants are outstanding.

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

       As of June 30, 2002, 22,000 Series B preferred shares have been converted leaving 28,000 shares outstanding which are convertible in 373,333 common shares.

       Commencing 34 months after the Closing, the Series B Preferred Stock is redeemable at the option of the Company without regard to the closing price of the Company's Common Stock.

       As part of this equity offering in fiscal 2000 the Company also created a new subsidiary, Authentidate Inc. In connection with the above offerings, the purchasers were granted the right to purchase 20% of Authentidate for $100,000. In addition, the Purchasers were issued an aggregate of 999,999 Series C common stock purchase warrants (the "Series C Warrants"). The Series C Warrants were redeemable at any time commencing six months after issuance, on not less than 30 nor more than 60 days written notice to registered holders at a redemption price equal to $.05 per Warrant, provided (i) the public sale of the shares of common stock issuable upon exercise of the Series C Warrants (the "Warrant Shares") are covered by an effective registration statement or are otherwise exempt from registration; and (ii) during each of the immediately preceding 20 consecutive trading days ending within 10 days of the date of the notice of redemption, the closing bid price of the Company's common stock is not less than 120% of the current exercise price of the Series C Warrants.

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

       As of June 30, 2002 all of the Series C warrants have been exercised.

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

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    PRIVATE EQUITY OFFERING, CONTINUED

       Subsequent to year end, in July 2002, the Company sold 660,077 shares of its common stock at $3.03 per share in a private transaction. The Company received gross proceeds of approximately $2.0 million before expenses. The Company also issued 132,015 common stock purchase warrants to the buyers which have an exercise price of $3.26 per share and have a five-year life. The proceeds will be used for business development, sales and marketing of Authentidate along with general working capital needs of the Company.

18.      LOAN - RELATED PARTY

       The Company has entered into certain loan and security arrangements involving Mr. John T. Botti and our Chairman and Chief Executive Officer, principally relating to certain obligations to financial institutions collateralized by Mr. Botti's stock in AHC. The Company initially established these arrangements in 2001, and have agreed to certain modifications in February 2002, as described below.

       In January 2001, the Company made a loan of $317,000 to Mr. Botti so as to enable him to avoid a margin call on the shares of AHC common stock owned by him that were held in a brokerage account as the Board of Directors believed that failing to do so would have a material adverse impact on the market price of its stock (the "2001 Loan"). The 2001 Loan was collateralized by a lien on all of the shares of AHC owned by Mr. Botti, as well as shares issuable to Mr. Botti upon the exercise of stock options granted to him. As of February 14, 2002, the Company agreed to loan an additional amount of $203,159 to Mr. Botti, which loan was also collateralized by a lien on all of shares of AHC owned by Mr. Botti or issuable to him (the "2002 Loan"). The 2001 Loan bears interest at the rate of 9% per annum and is due on January 5, 2003. The 2002 Loan bears interest at the rate of 6% per annum and is being repaid in bi-weekly installments of $5,000. In connection with the transactions described above, Mr. Botti pledged to the Company the shares of AHC stock currently owned by him or that he may later acquire upon the exercise of options. AHC's interest has been perfected as to 409,341 shares of Common Stock of AHC owned (beneficially and of record) by Mr. Botti, and options to purchase 1,334,668 shares of Common Stock of AHC. The pledge additionally extends to any proceeds realized by Mr. Botti from the sale of the pledged securities. Mr. Botti has provided information demonstrating that the pledged assets are sufficient to cover his outstanding obligations to the Company.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    LOAN - RELATED PARTY, CONTINUED

       The Company has been advised that the proceeds of both loans have been applied in full in order to satisfy indebtedness incurred by Mr. Botti to certain financial institutions. The 2001 Loan was necessitated by primarily a decline in the market price of the common stock of AHC. The 2002 Loan was primarily necessitated by the need for Mr. Botti to repay certain indebtedness arising out of private business ventures. The loans were made following a determination that they were in the best interests of AHC and its shareholders in order to avoid the adverse effects of a substantial forced sale of Mr. Botti's stock in AHC by his creditors. The determination for the 2002 Loan was made by the Compensation Committee as a result of the pressure on our stock price, margin calls faced by Mr. Botti and other considerations. The 2001 Loan was approved by the Board of Directors. At June 30, 2002, the cumulative loan balance of $507,431 is recorded as a reduction to shareholder equity.

19.      PRIVATE FINANCING

       In February 2002, the Company offered the holders of its Series B common stock warrants the opportunity to receive new warrants upon the exercise the Series B warrants for cash. The exercise price of these warrants was $1.375 per common stock warrant. The warrant holders would receive a new warrant exercisable at $2.00 per common stock warrant, which was slightly above the market price of the Company's common stock on February 19, 2002, the date the Board approved the transaction. 1,080,000 warrants were exercised and the Company received $1,485,000 in cash, in addition 1,080,000 new warrants were issued. The new warrants expire October 1, 2004 and have no registration rights.

20.    QUARTERLY DATA FINANCIAL (UNAUDITED)

                                               FIRST             SECOND           THIRD             FOURTH
                                              QUARTER           QUARTER          QUARTER           QUARTER
                                              -------           -------          -------           -------
        Fiscal year ended June 30, 2002
          Net sales                       $    3,263,503    $    4,131,286   $    3,592,159   $    5,655,956
          Gross profit                           972,142         1,190,999          961,126        1,428,102
          Net loss                            (2,608,970)       (2,222,955)      (2,533,384)      (2,586,093)
          Loss per share                       (.19)             (.16)            (.18)             (.16)

        Fiscal year ended June 30, 2001
           Net sales                      $    4,483,479    $    4,034,523   $    4,383,397   $    4,959,145
           Gross profit                        1,246,677           996,892          644,332          789,197
           Net loss                           (1,575,896)       (1,623,016)      (2,976,080)      (3,165,111)
           Loss per share                      (0.11)            (0.11)           (0.20)            (0.21)

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.    NOTE RECEIVABLE

       On January 9, 2002, AHC announced a letter of intent to acquire Zylab International Inc., a privately owned company in the document imaging and retrieved business. In connection with that letter of intent, the Company loaned Zylab $500,000 collateralized by certain assets of Zylab including the intellectual property and software code. In June 2002, the Company was offered $400,000 by Zylab to pay off the loan in full, $350,000 in cash and $50,000 in prepaid license fees for a product DocStar licenses from Zylab plus 18% of future net income of Zylab or a successor company after a $75,000 threshold. In addition, the planned acquisition of Zylab by the Company would be cancelled. The Company accepted this proposal subsequent to June 30, 2002 and received payment of $350,000. The Company has recorded a loan loss reserve of $100,000 in June 2002.