Form 10-Q
period 2002-09-30
AUTHENTIDATE HOLDING CORP
filed 2002-11-12
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:      SEPTEMBER 30,  2002


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

                             Yes [X]     No [ ]


         19,972,480 shares of Common Stock, par value $.001 per share, were outstanding at November 8, 2002.

                           AUTHENTIDATE HOLDING CORP.
                                    FORM 10-Q
                                      INDEX


                                                                    PAGE NO.
                                                                    --------

PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

  Consolidated Balance Sheets -
  September 30, 2002 and June 30, 2002                                 3

  Consolidated Statements of Operations -
  Three months ended September 30, 2002
  and September 30, 2001                                               5

  Consolidated Statements of Cash Flows -
  Three months ended September 30 2002
  and September 30, 2001                                               6

  Notes to Consolidated Financial Statements                           7

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                       11

Item 3 - Quantitative and Qualitative Disclosures About
  Market Risk                                                         15

Item 4 -  Controls and Procedures                                     15


PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                            15

Item 2 - Changes in Securities                                        15

Item 5 - Other Information                                            17

Item 6 -  Exhibits and Reports on Form 8-K                            17

Safe Harbor Statement                                                 17

Signatures                                                            18

Certifications                                                        19

                          PART I FINANCIAL INFORMATION
                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
             (unaudited except for the June 30, 2002 balance sheet)


ASSETS                                                 September 30,   June 30,
                                                           2002          2002
                                                        -----------   -----------
Current Assets:
     Cash and cash equivalents                          $ 2,912,820   $ 2,269,353
     Accounts receivable, net of allowance
           for doubtful accounts of $512,720 at Sept.
           30, 2002 and $609,185 at June 30, 2002         2,535,422     4,222,472
     Due from related parties                                33,925        27,444
     Inventories:
           Finished goods                                   199,594       161,930
           Purchased components & raw material              434,800       317,772
     Prepaid expenses and other current assets              174,054       123,766
     Note receivable                                                      197,287
                                                        -----------   -----------
           Total current assets                           6,290,615     7,320,024

Property and equipment, net                               3,958,699     4,008,925

Other assets:
     Software development costs, net                        987,622     1,161,650
     Goodwill                                            12,439,145    12,439,145
     Investment in affiliated companies                     317,049       294,427
     Patent costs, net                                      278,491       235,789
     Other intangible assets                                258,070       258,766
     Note receivable                                                      302,713
     Other assets                                            40,932        30,547
                                                        -----------   -----------
Total assets                                            $24,570,623   $26,051,986
                                                        ===========   ===========


        See accompanying notes to the consolidated financial statements.

                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (unaudited except for the June 30, 2002 balance sheet)


LIABILITIES AND SHAREHOLDERS' EQUITY                                                 September 30,    June 30,
                                                                                        2002            2002
                                                                                     ------------    ------------
Current liabilities:
          Accounts payable                                                           $  1,562,757    $  1,899,786
          Accrued expenses and other liabilities                                        2,026,056       1,932,034
          Line of credit                                                                  665,110       1,753,394
          Current portion of long-term debt                                                35,747          35,747
          Current portion of obligations under capital leases                              88,827          88,827
          Income taxes payable                                                             20,222          17,800
                                                                                     ------------    ------------
                  Total current liabilities                                             4,398,719       5,727,588

Long-term debt, net of current portion                                                  1,273,105       1,281,768
Deferred grant                                                                          1,000,000       1,000,000
Obligations under capital leases, net of current portion                                   94,613          97,296
                                                                                     ------------    ------------
                  Total liabilities                                                     6,766,437       8,106,652
                                                                                     ------------    ------------
Commitments and contingencies

Shareholders' equity:
          Preferred stock - $.10 par value, 5,000,000 shares authorized:

                  Series A - 100 shares issued and outstanding                                 10              10
                  Series B - 28,000 shares issued and outstanding                           2,800           2,800
                  Series C - 4,000 shares issued and outstanding                              400             400
          Common stock - $.001 par value; 40,000,000
                  shares authorized; shares issued and outstanding:
                  19,972,480 at September 30, 2002 and
                  19,308,594 at June 30, 2002                                              19,972          19,309
          Additional paid-in capital                                                   63,324,709      61,376,632
          Accumulated deficit                                                         (45,051,621)    (42,999,497)
                                                                                     ------------    ------------
                                                                                       18,296,270      18,399,654
          Other equity                                                                   (474,744)       (507,431)
          Currency translation adjustment                                                 (17,340)         53,111
                                                                                     ------------    ------------
                  Total shareholders' equity                                           17,804,186      17,945,334
                                                                                     ------------    ------------
Total liabilities and shareholders' equity                                           $ 24,570,623    $ 26,051,986
                                                                                     ============    ============


        See accompanying notes to the consolidated financial statements.

                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 For the 3 months ended
                                              September 30,   September 30,
                                                  2002           2001
                                               -----------    -----------

Net sales                                      $ 5,464,576    $ 3,263,503

Cost of goods sold                               4,164,643      2,291,361
                                               -----------    -----------
      Gross profit                               1,299,933        972,142

Selling, general and administrative expenses     2,916,838      2,713,719
Product development costs                          580,585        650,274
                                               -----------    -----------
      Operating loss                            (2,197,490)    (2,391,851)

Other income (expense):

Interest expense                                   (44,164)       (28,184)
Interest and other income                          331,248         64,618
Equity in net loss of affiliated companies         (82,378)      (253,553)
                                               -----------    -----------
      Loss before income taxes                  (1,992,784)    (2,608,970)

Income tax (expense)/benefit                        (2,082)
                                               -----------    -----------
Net loss                                        (1,994,866)    (2,608,970)
                                               ===========    ===========


Per share amounts basic and diluted:

Net loss per common share                      ($     0.10)   ($     0.19)
                                               ===========    ===========


See accompanying notes to the consolidated financial statements.

                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                                            For the 3 months ended
                                                                         September 30,  September 30,
                                                                             2002           2001
                                                                          -----------    -----------
Cash flows from operating activities:

Net loss                                                                  ($1,994,866)   ($2,608,970)
Adjustments to reconcile net loss to
      net cash provided by/(used in) operating activities:
          Depreciation and amortization                                       432,382        375,983
          Provision for doubtful accounts                                      13,529         31,345
          Non-cash foreign currency translation adjustment                    (70,451)
          Non-cash compensation expense                                                      172,587
          Equity in net loss of affiliates                                     82,378        253,553
          Changes in operating assets and liabilities, net of
          business acquired:
                   Accounts receivable and other receivables                1,717,040      1,015,667
                   Inventories                                               (154,692)       153,577
                   Prepaid expenses and other current assets                  (50,288)       (58,675)
                   Accounts payable and other current liabilities            (200,266)    (1,714,064)
                   Income taxes                                                 2,422           (225)
                                                                          -----------    -----------
                   Net cash provided by/(used in) operating activities       (222,812)    (2,379,222)
                                                                          -----------    -----------
Cash flows from investing activities:

      Property, plant and equipment expenditures                              (85,821)      (152,004)
      Software development costs                                              (92,964)       (31,419)
      Other intangible assets                                                 (71,349)       (11,728)
      Note receivable                                                         350,000
      Other long term assets                                                  (10,385)
      Investment in affiliates                                               (105,000)
                                                                          -----------    -----------
                   Net cash used in investing activities                      (15,519)      (195,151)
                                                                          -----------    -----------
Cash flows from financing activities:

      Net proceeds from sale of common stock                                1,946,953
      Net payments under line of credit                                    (1,088,284)
      Principle payments on long-term debt                                     (8,663)        (7,980)
      Capital leases, net                                                      (2,683)        (1,174)
      Payment of registration costs                                            (1,512)        (8,679)
      Exercise of warrants and options                                          3,300         43,875
      Payback of loan by Company officer                                       32,687
                                                                          -----------    -----------
                   Net cash provided by/(used in)  financing activities       881,798         26,042
                                                                          -----------    -----------
Net increase/(decrease) in cash and cash equivalents                          643,467     (2,548,331)
Cash and cash equivalents, beginning of year                                2,269,353      9,040,466
                                                                          -----------    -----------
Cash and cash equivalents, end of period                                  $ 2,912,820    $ 6,492,135
                                                                          ===========    ===========


        See accompanying notes to the consolidated financial statements.

                           AUTHENTIDATE HOLDING CORP.

ITEM 1.            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management the accompanying unaudited consolidated financial statements containing all adjustments, consisting of only normal, recurring adjustments, necessary for fair presentation have been included. The consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries DJS Marketing Group, Inc. (DJS), Authentidate, Inc., Authentidate International AG (AG) and Trac Medical Systems, Inc. (Trac
Med) and its DocStar Division and are referred to as the Company.

   The Company also is a 50% co-owner in a non-consolidated joint venture called Authentidate Sports, Inc. (Sports).

2. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

3. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 2002.

4. During the three months ended September 30, 2002; 809 common stock options and 3,000 common stock warrants were exercised.

5. The following represents the reconciliation of the basic and diluted loss per share amounts for the three months ended September 30, 2002 and 2001, respectively.


                                                           SEPTEMBER 30
                                                        THREE MONTHS ENDED
                                                       2002            2001
                                                   ------------    ------------

Net income/(loss)                                  ($ 1,994,866)   ($ 2,608,970)
Preferred stock dividends                               (57,259)       (449,625)
                                                   ------------    ------------

Loss applicable to common shareholders               (2,052,125)   ($ 3,058,595)
Weighted average shares                              19,640,641      16,143,078
Net loss per share                                        ($.10)          ($.19)



         The impact of options, warrants and convertible notes was antidilutive to the calculation of basic and dilutive loss per share and were accordingly excluded from the calculation. The preferred stock dividends for the three months ended September 30, 2001 includes amortization of the beneficial conversion feature of Series C Preferred Stock approximating $365,000.

6. The Company's reportable segments are separate divisions and distinct businesses which are managed separately. Included in the Authentidate Related column are operations of Authentidate, Trac Med, AG and Sports which are all in the authentication software services business and have not had significant sales to date. DocStar is in the document imaging software business and DJS is in the systems integration business. DocStar sells through a national network of dealers (approximately 100 dealers) and anticipates the addition of a couple of new dealers each quarter to expand into markets not currently served. DocStar also expects to terminate a couple of non-performing dealers each quarter in order to achieve its sales goals. DJS's market is primarily in the Albany, New York region. Authentidate, Trac Med and AG sell their products and services on a national basis using a direct sales model. The Corporate expenses are non-operating expenses which include all public company type activities and apply to all of the Company's operating divisions and therefore should be segregated. The Company's segment information follows:

SEGMENT INFORMATION
FOR THE THREE MONTHS ENDED:

SEPTEMBER 30, 2002:                     DocStar          DJS         Authentidate Related          Totals
                                        -------          ---         --------------------          ------
Revenues from external customers      $1,503,760      $3,760,559          $200,257               $5,464,576
Intersegment revenues                      6,875          25,082                                     31,957
Segment profit/(loss)                     96,130          41,589        (1,380,897)              (1,243,178)

SEPTEMBER 30, 2001:

Revenues from external customers      $1,448,985      $1,789,518           $25,000               $3,263,503
Intersegment revenues                                     35,449                                     35,449
Segment profit/(loss)                   (122,086)         44,390        (1,479,720)              (1,557,416)

RECONCILIATION:                                 September 30, 2002                 September 30, 2001
                                                ------------------                 ------------------

Total revenues from segments                       $ 5,496,533                          $ 3,298,952
Elimination of intersegment revenues                   (31,957)                             (35,449)
                                                   -----------                          -----------
Total consolidated revenues                        $ 5,464,576                          $ 3,263,503
                                                   ===========                          ===========
Total pre-tax loss of segments                     ($1,243,178)                         ($1,557,416)
Product development expenses                          (580,585)                            (650,274)
Corporate expenses                                    (166,795)                            (414,707)
Elimination of intersegment profits                     (2,226)                              13,427
                                                   -----------                          -----------
Loss before income taxes                           ($1,992,784)                         ($2,608,970)
                                                   ===========                          ===========

7. Other Equity represents a collateralized loan to the Chief Executive Officer.

8. In July and August 2002 the Company sold 660,077 shares of its common stock at $3.03 per share in a private transaction. The Company received gross proceeds of approximately $2.0 million. The Company issued 132,015 common stock purchase warrants to the buyers which have an exercise price of $3.26 per share and have a five year life. The proceeds will be used for business development, sales and marketing of the Authentidate businesses along with general working capital of the Company.

9. During the three months ended September 30, 2002 the Company incurred a net loss of $1,994,866. Cash used in operating activities totaled $222,812 for the three months ended September 30, 2002 compared to $6,003,316 used in operating activities for the year ended June 30, 2002. The Company's cash balance increased from $2,269,353 to $2,912,820 from June 30, 2002 to September 30, 2002 mainly due to a private sale of common stock of $1,946,953. Further, the Company's accumulated deficit has increased from $42,999,497 at June 30, 2002 to $45,051,621 at September 30, 2002. To date the Company has been largely dependent on its ability to sell additional shares of its common stock to obtain financing to fund its operating deficits. Under its current operating plan to introduce the new Authentidate technology, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of its products and the Company's ability to reduce overhead costs. Authentidate and it's related businesses, Trac Med, AG and Sports are currently cash flow negative and along with Corporate operations were responsible for the negative cash flow from operations for the three months ended September 30, 2002. If the Company is unable to attain projected sales levels for Authentidate and related products it may be necessary to raise additional capital to fund operations and meet its obligations. There is no assurance that such funding will be available, if needed. If the Company is unable to raise additional capital necessary to fund operations and is unable to attain projected sales levels for Authentidate and related products then it will implement cost reduction strategies including the possible shutdown or reduction of operations at Authentidate, AG, Trac Med or Sports.

10. As described in our report on Form 10-K for the fiscal year ended June 30, 2002, we are involved in the following pending and threatened legal proceedings. We are the defendant in a third party complaint filed by Shore Venture Group, LLC in the Federal District Court for the Eastern District of Pennsylvania. The third party complaint was filed on May 7, 2001. Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleges a claim of breach of contract and seeks indemnification. A trial was held in October 2002 and we are awaiting the judge's verdict. Management believes that the claim will not have a material adverse impact on our financial condition, results of operations or cash flow. We have also been advised of a claim by Shore Venture Group concerning additional shares of Common Stock of our subsidiary, Authentidate, Inc. This claim is not before the court in the third-party litigation previously discussed. We are conducting settlement negotiations with Shore Venture and believe that a settlement will not have a material adverse impact on our financial condition, results of operations or cash flow. No formal action has been commenced in connection with this claim and the settlement negotiations are being held at this juncture in an effort to avoid resorting to litigation on this issue.

         We are engaged in no other litigation the effect of which would be anticipated to have a material adverse impact on our financial condition, results of operations or cash flows.

11.      Total comprehensive income/(loss) consists of:


                                                          SEPTEMBER 30,
                                                          -------------
                                                    2002               2001
                                                 -----------        -----------
Net loss                                         ($1,994,866)       ($2,608,970)
Currency translation adjustment                      (70,451)
                                                 -----------         ----------

Total comprehensive loss                         ($2,065,317)       ($2,608,970)


12. Effective July 1, 2001, the Company adopted FAS 141 and FAS 142. FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. FAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. The Company adopted FAS No. 142 effective July 1, 2001. To date the adoption of FAS 142 has not had a material effect on its financial position, results of operations or cash flows.

         The changes in the carrying amount of goodwill for the quarter ended September 30, 2002, are as follows:


                                              DJS          AUTHENTIDATE        AG            TOTAL

Balance June 30, 2002                      $ 1,173,665     $ 3,982,471     $ 7,283,009     $12,439,145
Changes in carrying amount of goodwill
                                           -----------     -----------     -----------     -----------
Balance September 30, 2002                 $ 1,173,665     $ 3,982,471     $ 7,283,009     $12,439,145

         The DJS segment has achieved operating results which are consistent with prior periods. The Authentidate segment is a new segment with a limited operating history. The Company retained a third party valuation firm to value the Authentidate and AG goodwill as of June 30, 2002 and based on management's assessment the Company does not believe there is an impairment issue at this point in time with regard to Authentidate or AG based upon the valuation performed and will continue to review this issue each quarter.

         Intangible asset amortization expense for the three months ended September 30, 2002 was $29,343. Below is a chart of intangible assets:

                                    JUNE 30, 2002            SEPTEMBER 30, 2002
                                    -------------            ------------------
                          Gross Carrying  Accumulated   Gross Carrying  Accumulated
                              Amount      Amortization      Amount      Amortization

Patents                      $260,581       $ 24,792       $308,317       $ 29,826
Trademarks                    106,803         15,654        130,417         17,314
Completed technologies         59,400          7,425         59,400         14,850
Accreditation                 121,800         15,225        121,800         30,450
Licenses                       13,600          4,533         13,600          4,533
                             --------       --------       --------       --------
Total                        $562,184       $ 67,629       $633,534       $ 96,973
                             ========       ========       ========       ========

         No significant residual value is estimated for these intangible assets. Patent, trademark and other amortization expense is expected to be immaterial the remainder of fiscal 2002 as well as 2003, 2004, 2005 and 2006.

         In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations. FAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. FAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this Statement has not had a material impact on the Company's financial statements

         In August 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30. FAS No. 144 addresses financial accounting and reporting for the impairment or disposals of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this Statement has not had a material impact on the Company's financial statements.

         In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64," Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002. This Statement addresses a number of items related to leases and other matters. The adoption of this Statement has not had a material impact on the Company's financial statements.

13.      Present Accounting Standard Not Yet Adopted:
         In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Standard addresses the recognition, measurement and reporting of costs that are associated with exit or disposal activities. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of FAS No. 146 to have a material effect on its financial statements.

14. Included in net sales and cost of goods sold are service sales of $397,725 and cost of service sales of $156,389 for the three months ended September 30, 2002.

15. Subsequent to the end of the quarter, in October 2002 the Company completed the sale of $3.7 million of convertible debentures to certain accredited investors pursuant to Section 4(2) of the Securities Act of 1933 and warrants to purchase 444,000 shares of its common stock. The Company received net proceeds of approximately $3.4 million after paying finders fees and expenses. The Company intends to use the proceeds for working capital and general corporate purposes. The debentures are convertible into the Company's common stock at an initial conversion price of $2.50 per share. The debentures are due in three years from date of issuance and accrue interest at the rate of 7% per annum payable quarterly either in stock or cash at the Company's option. The warrants are exercisable for a period of four years from date of issuance and are initially exercisable at $2.50 per share. The conversion price for the debentures and the exercise price for the warrants are subject to adjustment in the event the Company issues common stock or securities convertible into common stock at a price per share of common stock less than the conversion price or exercise price on the basis of a weighted average formula. The Company has the option to force conversion of the debenture holders in the event the volume weighted average market price of the Company's stock is $3.75 or more per share for 15 consecutive trading days. The Company has the option but not the obligation to issue another $2.5 million in debentures if the volume weighted average market price of the Company's stock is $3.00 per share or more for 15 consecutive trading days.

         On October 30, 2002, the Company filed a Certificate of Amendment of the Certificate of Designations, Preferences and Rights and Number of Shares of Series B Preferred Stock with the Secretary of State of the State of Delaware. The Amendment provides that the conversion rate applicable to the outstanding shares of Series B Preferred Stock will be fixed at $1.40. Presently, the conversion rate was equal to the lower of $1.875 and the average of the closing bid and asked prices of our common stock for the immediately preceding ten consecutive trading days ending one day prior to the notice of conversion; provided, however, that the conversion rate would not be below $0.875. Accordingly, the outstanding 28,000 shares of Series B Preferred Stock are presently convertible into an aggregate of 500,000 shares of the Company's common stock. Prior to the amendment, the outstanding shares of Series B Preferred Stock were convertible into a maximum of 800,000 shares of the Company's common stock. In consideration of obtaining the consent of the holder of the outstanding Series By Preferred Stock, the Company agreed to defer its ability to redeem those shares for a period of two years.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

ITEM 2.           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company is involved in the sales and marketing of document imaging software products (DocStar), systems integration services and products (DJS) and security software services (Authentidate, Trac Med, AG and Sports). Revenues during the current fiscal year have been derived primarily from DocStar and DJS. Our DocStar document imaging system enables users to scan paper documents and retrieve those documents electronically. Our computer integration services are carried out by DJS. As a systems integrator, DJS configures various computer hardware and software to meet the needs of business/organization customers. The Authentidate security software service is designed to accept and store a digital code used to prove authenticity of content, date and time via the Internet of any electronic document or image. Trac Med uses the Authentidate service in the medical supply industry to assist in the processing of Certificates of Medical Necessity. AG is the Company's European subsidiary which sells essentially the same product that Authentidate sells in the U.S. market. Sports is the Company's joint venture to develop a service using the Authentidate software in the sports collectibles market. The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and notes contained elsewhere in this Form 10-Q as well as the Company's Form 10-K.

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

         The Company holds an interest in a joint venture company having operations or technology in areas within its strategic focus, which is not publicly traded. The Company monitors the financial condition and results of such company; however, future adverse changes in market conditions or poor operating results of the underlying investments could result in losses or an inability to recover the carrying value, thereby possibly requiring an impairment charge in the future.

         The Company has capitalized software development costs related to the Authentidate product and significant goodwill related to acquisitions, for which the recoverability of such capitalized costs and goodwill is highly dependent on the future success of the marketing and sales of such product. If the product is not well received by the market place and the future revenue generated from such product launch is less than anticipated, the carrying value of the software development costs and goodwill may be impaired and require an impairment charge in the future.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

         The Company realized a consolidated net loss of $1,994,866 ($.10 per share) and $2,608,970 ($.19 per share) for the quarters ended September 30, 2002 and 2001, respectively. The Company realized sales of $5,464,576 and $3,263,503 for the quarters ended September 30, 2002 and 2001, respectively.

         As reported under Footnote 6 (Segment Information), the loss is primarily the result of losses incurred primarily by the Company's Authentidate segment. Authentidate has incurred significant sales, marketing, development and general administrative expenses this year in an effort to generate sales.

         The consolidated net loss is approximately $614,000 lower than it was for the same quarter last year. Contributing to this improvement is an increase in segment profit by the DocStar Division of $218,216. This increase in profit is due an increase in sales and a decrease in cost of sales as a result of reduced component costs.

         Also contributing to the reduction in the consolidated loss is the Authentidate segment whose segment loss was $98,823 lower than the previous year primarily as a result of an increase of sales from $25,000 to $200,257.

         The DJS segment income was virtually unchanged from a year ago. Further contributing to the improvement was a reduction in corporate expenses and product development expenses.

         Consolidated sales increased by $2,201,073 over the same quarter last year. Most of the increase is due to DJS as a result of a shift in its product mix of sales. DJS had more direct hardware sales this year compared to last year. In the quarter ended September 2001, DJS had a significant amount of indirect sales. In an indirect sale DJS passes the hardware sale to a national distributor or manufacturer and realizes a fee from the distributor which DJS records as a sale. The fee is generally a percentage of the total sale. In a direct sale DJS would buy the hardware from the distributor or manufacturer and resell it to its customer and would record the entire hardware sale. In a direct sale the sales revenue is much higher than an indirect sale but so is the cost of sale. In either scenario the gross profit is about the same. The sales mix of direct sales versus indirect sales is dictated by market conditions and are determined by the customer and/or vendor. Sales also increased in the DocStar Segment/Division by $54,775 and in the Authentidate Segment by $175,257.

         Consolidated gross profit for the three months ended September 30, 2002 and 2001 was $1,299,933 and $972,142, respectively. The increase is due to the DocStar Division as a result of an increase in sales and also a decrease in cost of sales. The consolidated gross profit margin was 23.8% and 29.8% for the three months ended September 30, 2002 and 2001, respectively. DJS realized a decrease in profit margins compared to last year due to the change in product mix discussed above, direct sales have a lower gross profit margin than indirect sales. Offsetting the reduced profit margins of DJS was an increase in gross profit margins for DocStar. DocStar's gross profit margin increased from 47.6% to 64.0% from September 30, 2001 to September 30, 2002. This increase is due to reduced direct material costs due to better purchasing and a general reduction in component parts throughout the computer industry. Gross profit margin is defined as gross profit as a percentage of sales.

         Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $2,916,838 and $2,713,719 for the three months ended September 30, 2002 and 2001, respectively. This is a 7.4% increase over the prior year. This increase in S,G&A expenses is due to an increase in S,G&A expenses in the DocStar Division primarily in the area of sales and marketing and in the Authentidate Segment mainly due to the addition of AG as a consolidated subsidiary. In the same quarter last year AG was an unconsolidated affiliate company.

         As a percentage of sales, S,G&A costs were 53.4% and 83.2% for the three months ended September 30, 2002 and 2001, respectively. This percentage decline is due to the increase in consolidated sales as discussed above.

         Interest expense was $44,164 and $28,184 for the three months ended September 30, 2002 and 2001, respectively. The increase is due to new equipment and software leases entered into by the Authentidate Segment and by DJS from borrowings on its line of credit which did not exist a year ago this time.

         Product development expenses, excluding capitalized costs, relate to software development for Authentidate Segment, primarily. These costs were roughly the same this year $580,585 compared to the same quarter last year $650,274. The Company has a policy of capitalizing qualified software development costs after technical feasibility has been established and amortizing those costs over three years as cost of goods sold The amortization expense of software development costs amounted to $266,992.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of all long-term debt at September 30, 2002 totaled $1,308,852 all of which relates to a mortgage loan on the Company's principle office located in Schenectady, NY.

         In May 2002, the Company's DJS subsidiary closed on a $2 Million revolving line of credit with a financial institution collateralized by all assets of DJS and guaranteed by the Company. The interest rate is prime plus 1.75% with a minimum rate of 7%. DJS may borrow on this line based on a formula of qualified accounts receivable and inventory. The outstanding balance on this line of credit is $665,110 at September 30, 2002.

         Property, plant and equipment expenditures totaled $85,821 and capitalized software development expenditures totaled $92,964 for the three months ended September 30, 2002, respectively. There are no significant purchase commitments outstanding.

         In June 1999, the Company completed construction of a new office and production facility in Schenectady, New York for approximately $2,300,000 which was financed with a $1,000,000 grant from the Empire State Development Corporation (an agency of New York state) and a mortgage loan from a local financial institution. The grant stipulates that the Company is obligated to achieve certain annual employment levels between January 1, 2002 and January 1, 2005 or some or all of the grant will have to be repaid. The Company has not achieved the agreed upon employment levels to date but expects to achieve such levels by 2005. No assurances can be given that such employment levels will be achieved by 2005 so the grant has been classified as a long term liability on the balance sheet. In the event some or all of the grant will be required to be repaid the Company will either seek refinancing from a financial institution, sell the building or pay the grant off out of cash reserves.

         The Company's cash balance at September 30, 2002 was $2,912,820 and total assets were $24,570,623 and the Company received approximately $3.4 million in October in a financing described more fully below. Management believes existing cash and short-term investments should be sufficient to meet the Company's operating requirements for the next twelve months provided the Authentidate Segment generates material sales. In the event the Authentidate Segment does not increase its sales materially then the Company will either need to obtain outside financing or reduce expenses or a combination of both.

         During the three months ended September 30, 2002 the Company incurred a net loss of $1,994,866. Cash used in operating activities totaled $222,812 for the three months ended September 30, 2002 compared to $6,003,316 used in operating activities for the year ended June 30, 2002. The Company's cash balance increased from $2,269,353 to $2,912,820 from June 30, 2002 to September 30, 2002 mainly due to a private sale of common stock of $1,946,953. Further, the Company's accumulated deficit has increased from $42,999,497 at June 30, 2002 to $45,051,621 at September 30, 2002. To date the Company has been largely dependent on its ability to sell additional shares of its common stock to obtain financing to fund its operating deficits. Under its current operating plan to introduce the new Authentidate technology, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of its products and the Company's ability to reduce overhead costs. Authentidate and it's related businesses, Trac Med, AG and Sports are currently cash flow negative and along with Corporate operations were responsible for the negative cash flow from operations for the three months ended September 30, 2002. If the Company is unable to attain projected sales levels for Authentidate and related products it may be necessary to raise additional capital to fund operations and meet its obligations. There is no assurance that such funding will be available, if needed. If the Company is unable to raise additional capital to fund operations the Company will be required to implement cost reduction strategies, including ceasing or reducing the operations of Authentidate, AG, Trac Med or Sports.

         The Company has engaged an investment banking firm to assist the Company in arranging private financing as well as providing general advisory services to the Company. If the Company is successful in raising additional capital it intends to use the capital to further develop the Authentidate technology and to fund the sales and marketing efforts of this product and related products such as Trac Med and AG as well as general working capital purposes. The agreement is not a commitment to provide financing and there can be no assurances that the Company will be successful in securing any equity or debt investments in the future.

         During the fiscal quarter ended September 30, 2002, we consummated a private placement of our securities pursuant to Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder. The securities offered have a purchase price of $3.03 per unit. We sold an aggregate of 660,077 units of our securities, each unit comprised of one share of common stock and one warrant to purchase .20 shares of common stock. The warrants are exercisable at $3.26 per share for a period of five years from the date of issuance. We received approximately an aggregate of $1,950,000 in net proceeds after payment of expenses. The proceeds raised will be used to increase the business development, marketing and sales efforts for the Authentidate services, along with our general working capital needs. We agreed to file a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock contained in the units, including the shares underlying the warrants. In the event that we do not timely file the registration statement, or it is not timely declared effective, the investors will be entitled to liquidated damages equal to 2% of the purchase price for each month that the relevant event is delayed.

         On January 9, 2002, we announced that we had entered into a letter of intent to acquire the assets of Zylab International, Inc., a privately owned company based in Germantown, Maryland for shares of AHC common stock. The letter of intent contemplated that the purchase price will range between a minimum of 725,000 and a maximum of 1,000,000 shares of AHC common stock. Pursuant to the letter of intent, we loaned to Zylab an aggregate principle amount of $500,000, which loan was collateralized by all of the assets of Zylab, including its intellectual property. As of June 30, 2002, Zylab had defaulted on the notes. On September 23, 2002, we closed on a transaction pursuant to which our loan was repaid on the following terms. Zylab made payment to us of $350,000 in cash, $50,000 in prepaid license fees for a product DocStar licenses from Zylab, and agreed to pay to us 18% of the future net income of Zylab or a successor company up to $100,000, after a $75,000 threshold. Accordingly, our planned acquisition of Zylab has been cancelled.

         Subsequent to the end of the quarter, in October 2002 the Company completed the sale of $3.7 million of convertible debentures to certain accredited investors pursuant to Section 4(2) of the Securities Act of 1933 and warrants to purchase 444,000 shares of its common stock. The Company received net proceeds of approximately $3.4 million after paying finders fees and expenses. The Company intends to use the proceeds for working capital and general corporate purposes. The debentures are convertible into the Company's common stock at an initial conversion price of $2.50 per share. The debentures are due in three years from date of issuance and accrue interest at the rate of 7% per annum payable quarterly either in stock or cash at the Company's option. The warrants are exercisable for a period of four years from date of issuance and are initially exercisable at $2.50 per share. The sale of the $3.7 million of securities constitutes the first tranche of a sale of such securities to the investors. The second tranche is expected to result in the sale of an additional $2,467,000 of securities. The second tranche, however, will only be consummated if the Company's common stock maintains a trading price at or above $3.00 per share for 15 consecutive trading days over the 12 months following the closing of the first tranche. Consummation of the second tranche is at the Company's option. The Company also issued to two consultants for services rendered in connection with this transaction five year warrants to purchase an aggregate of 86,863 shares of our common stock and a total cash fee of $222,000. The warrants issued to the consultants are exercisable at $2.50 per share and are on terms substantially similar to the warrants issued to the investors.

         The securities sold in this offering are restricted securities under the terms of Regulation D and may not be transferred or resold for a period of one year, except pursuant to registration under the Securities Act or an exemption hereunder. The Company is obligated to file a registration statement with the Securities and Exchange Commission to register the shares of common stock underlying the debentures and the warrants within thirty days of the closing date. If the registration statement is not timely filed or is not declared effective within sixty days (or within 120 days in the event of a Commission review) following the closing date, then the Company shall pay to the investors penalties equal to 2% of the proceeds per each month that we are not in compliance with these registration covenants. For additional information regarding this transaction, see Part II, Item 2, "Sale of Debentures and Warrants."

         Below is a chart disclosing future minimum operating lease payments and aggregate principle maturities of long-term debt as of September 30, 2002, for the next five years.

                                           LONG-TERM DEBT     OPERATING LEASES
                                           --------------     ----------------
For fiscal year ending June 30,
       2003                                  $   27,084         $  369,064
       2004                                      38,810            561,301
       2005                                      42,136            525,057
       2006                                      45,747            426,545
       2007                                      49,668            153,543
       Thereafter                             1,105,407             55,800

PRESENT ACCOUNTING STANDARDS NOT YET ADOPTED

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion.

CHANGES IN INTERNAL CONTROLS

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

         As described in our report on Form 10-K for the fiscal year ended June 30, 2002, we are involved in the following pending and threatened legal proceedings.

         We are the defendant in a third party complaint filed by Shore Venture Group, LLC in the Federal District Court for the Eastern District of Pennsylvania. The third party complaint was filed on May 7, 2001. Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleges a claim of breach of contract and seeks indemnification. There was a trial in October 2002 and we are awaiting the judge's decision. Management believes that the claim will not have a material adverse impact on our financial condition, results of operations or cash flow.

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

ITEM 2. CHANGES IN SECURITIES

SALE OF UNITS IN A PRIVATE PLACEMENT

         In July and August 2002 we consummated a private placement of our securities pursuant to Rule 4(2) of the Securities Act of 1933, as amended, and /or Rule 506 promulgated there under. We offered a maximum of 1,584,158 units in the private placement, each unit comprised of one share of common stock and one warrant to purchase .20 shares of common stock. The per unit purchase price was $3.03 per unit and the offering expired on August 31, 2002. The warrants are exercisable at $3.26 per share for a period of five years from the date of issuance. In these transactions we sold a total of 660,077 units of our securities and received an aggregate of $2,000,035 in gross proceeds and approximately $1,950,000 in net proceeds after the payment of expenses. The proceeds of these transactions will be used for business development, sales and marketing of the Authentidate businesses along with general working capital of the Company. The securities issued in this offering are restricted securities and may not be sold or transferred except pursuant to registration under the Securities Act or an exemption there from. In the event that we do not timely file the registration statement, or it is not timely declared effective, the investors will be entitled to liquidated damages equal to 2% of the purchase price for each month that the relevant event is delayed.

SUBSEQUENT EVENTS

SALE OF DEBENTURES AND WARRANTS

         On October 25, 2002, we completed the sale of $3,700,000 of our securities to certain accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D, promulgated thereunder. We received net proceeds of approximately $3,400,000, after paying fees and expenses. We intend to use the proceeds for working capital and general corporate purposes. In the transaction, we sold $3,700,000 of convertible debentures to three institutional investors and warrants to purchase an aggregate of 444,000 shares of our common stock. The debentures are convertible into shares of our common stock at an initial conversion price of $2.50 per share. The debentures are due three years from the date of issuance and accrue interest at the rate of 7% per annum, payable quarterly in arrears. At our option, the interest may be paid in either cash or additional shares of common stock. The warrants are exercisable for a period of four years from the date of issuance and are initially exercisable at $2.50 per share. The conversion price of the debentures and exercise price of the warrants are subject to adjustment in the event we issue common stock or securities convertible into common stock at a price per share of common stock less than the conversion price or exercise price on the basis of a weighted average formula. In addition, the conversion price of the debentures and exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock split, combination of shares or recapitalization.

         The sale of the $3,700,000 of the securities constitutes the first tranche of a sale of such securities to the investors. The second tranche is expected to result in the sale of an additional $2,467,000 of the securities. The second tranche, however, will only be consummated if our common stock maintains a trading price at or above $3.00 per share for 15 consecutive trading days over the 12 months following the closing of the first tranche. Consummation of the second tranche is at our option. If there is a closing of the second tranche, the conversion price and exercise price of the Securities will be equal to $3.00 per share.

         We also issued to two consultants for services rendered in connection with this transaction five year warrants to purchase an aggregate of 86,863 shares of our common stock and a total cash fee of $222,000. The warrants issued to the consultants are exercisable at $2.50 per share and are on terms substantially similar to the warrants issued to the investors.

         The securities sold in this offering are restricted securities under the terms of Regulation D and may not be transferred or resold for a period of one year, except pursuant to registration under the Securities Act or an exemption thereunder. We are obligated to file a registration statement with the Securities and Exchange Commission to register the shares of common stock underlying the debentures and the warrants within thirty days of the closing date. If the registration statement is not timely filed or is not declared effective within sixty days (or within 120 days in the event of a Commission review) following the closing date, then we shall pay to the investors penalties equal to 2% of the proceeds per each month that we are not in compliance with these registration covenants.

AMENDMENT OF THE CERTIFICATE OF DESIGNATION OF SERIES B PREFERRED STOCK

         On October 30, 2002, the Company filed a Certificate of Amendment of the Certificate of Designations, Preferences and Rights and Number of Shares of Series B Preferred Stock with the Secretary of State of the State of Delaware. The Amendment provides that the conversion rate applicable to the outstanding shares of Series B Preferred Stock will be fixed at $1.40. Presently, the conversion rate was equal to the lower of $1.875 and the average of the closing bid and asked prices of our common stock for the immediately preceding ten consecutive trading days ending one day prior to the notice of conversion; provided, however, that the conversion rate would not be below $0.875. Accordingly, the outstanding 28,000 shares of Series B Preferred Stock are presently convertible into an aggregate of 500,000 shares of the Company's common stock. Prior to the amendment, the outstanding shares of Series B Preferred Stock were convertible into a maximum of 800,000 shares of the Company's common stock. In consideration of obtaining the consent of the holder of the outstanding Series By Preferred Stock, the Company agreed to defer its ability to redeem those shares for a period of two years.

ISSUANCE OF WARRANTS TO CONSULTANT

         Subsequent to the end of the quarter we issued an aggregate of 10,000 warrants to a consultant in connection with a consulting agreement entered into between the Company and the consultant. The warrants are exercisable for a period of three years from the issue date at an exercise price of $3.77 per share

ITEM 5     OTHER INFORMATION:

None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits

          99.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

         (1) Date of Report - October 11, 2002
             Item(s) Reported - Item 2 -  Acquisition of disposal of assets
                                Item 7 - Pro forma financial statements

         (2) Date of Report - October 25, 2002
             Item(s) Reported - Item 5 - Other events, Regulation FD Disclosure

         (3) Date of Report - August 6, 2002
             Item(s) Reported - Item 5/Item 9 - Other Events/Regulation FD
                                Disclosure

         (4) Date of Report - August 12, 2002
             Item(s) Reported - Item 5 - Other Events


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

         Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of the DocStar, Authentidate and related product lines, competition, pricing, technological changes, technological implementation of the Authentidate business plan and other risks as discussed in the Company's filings with the Securities and Exchange Commission, in particular its Annual Report on Form 10-K for the year ended June 30, 2002. the Registration Statement on Form S-3 declared effective on July 8, 2002 all of which risk factors could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AUTHENTIDATE HOLDING CORP.

November 12, 2002                           /s/ John T. Botti
----------------------                      ------------------------------------
  DATE                                      JOHN T. BOTTI
                                            PRESIDENT & CHIEF EXECUTIVE OFFICER

                                            /s/ Dennis H. Bunt
                                            ------------------------------------
                                            DENNIS H. BUNT
                                            CHIEF FINANCIAL OFFICER

                                 CERTIFICATIONS

         I, John T. Botti, Chief Executive Officer of Authentidate Holding Corp. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Authentidate Holding Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

/s/ John T. Botti
-------------------------------------
John T. Botti
Chief Executive Officer
Authentidate Holding Corp.

                                 CERTIFICATIONS

         I, Dennis H. Bunt, Chief Financial Officer of Authentidate Holding Corp. certify that:


1. I have reviewed this quarterly report on Form 10-Q of Authentidate Holding Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

/s/ Dennis H. Bunt
-------------------------------------
Dennis H. Bunt
Chief Financial Officer
Authentidate Holding Corp.