Form 10-K/A
period 2002-06-30
AUTHENTIDATE HOLDING CORP
filed 2002-12-18
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
(Mark One)

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   X        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
 -----
For the fiscal year ended          June 30, 2002


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 -----     THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                                  NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                              WHICH REGISTERED
            None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                                (Title of class)

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

                  On September 17, 2002, the aggregate market value of the voting stock of Authentidate Holding Corp. (consisting of Common Stock, $.001 par value) held by non-affiliates of the Registrant (approximately 19,328,810 shares) was approximately $45,422,703.50 based on the closing price for such Common Stock ($2.35) on said date as reported by the Nasdaq National Market System.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

                  On September 27, 2002, there were 19,972,480 shares of Common Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                           --------------------------

                                EXPLANATORY NOTE

         On September 30, 2002, Authentidate Holding Corp. filed its Annual Report on Form 10- K for the fiscal year ended June 30, 2002. This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2002 is being filed in order to correct the information disclosed under Item 13 pertaining to the outstanding principal amount due on our loans to our Chief Executive Officer. This amendment does not reflect events occurring after the original filing of the Annual Report on Form 10-K or modify or update those disclosures as presented in the original Form 10-K, except to reflect the changes as described above.

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

         In January, 2001, we made a loan of $317,000 to Mr. Botti so as to enable him to avoid a margin call on the shares of AHC common stock owned by him that were held in a brokerage account as the Board of Directors believed that failing to do so would have a material adverse impact on the market price of its stock (the "2001 Loan"). The 2001 Loan was collateralized d by a lien on all of the shares of AHC owned by Mr. Botti, as well as shares issuable to Mr. Botti upon the exercise of stock options granted to him. As of February 14, 2002, we agreed to loan an additional amount of $203,159.07 to Mr. Botti, which loan was also collateralized by a lien on all of shares of AHC owned by Mr. Botti or issuable to him (the "2002 Loan"). The 2001 Loan bears interest at the rate of 9% per annum and is due on January 5, 2003. The 2002 Loan bears interest at the rate of 6% per annum and is being repaid in bi-weekly installments of $5,000. In connection with the transactions described above, Mr. Botti pledged to us the shares of AHC stock currently owned by him or that he may later acquire upon the exercise of options. AHC's interest has been perfected as to 409,341 shares of Common Stock of AHC owned (beneficially and of record) by Mr. Botti and options to purchase 1,334,668 shares of Common Stock of AHC. The pledge additionally extends to any proceeds realized by Mr. Botti from the sale of the pledged securities. Mr. Botti has provided information demonstrating that the pledged assets are sufficient to cover his outstanding obligations to us.

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

         As of June 30, 2002, the aggregate outstanding principal balance on our loans to Mr. Botti was $507,431. As of September 30, 2002, the aggregate outstanding balance on our loans to Mr. Botti was $474,744.

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

                                         AUTHENTIDATE HOLDING CORP.

                                         By: /s/John T. Botti
                                            --------------------------------
                                            John T. Botti
                                            President, Chairman of the Board
                                            and Chief Executive Officer
Dated: December 16, 2002

         Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons in the capacities and on the dates indicated:

         Signature                          Capacity                                             Date
         ---------                          --------                                             ----
/s/John T. Botti                            President, Chairman                          December 16, 2002
------------------------                    of the Board and Chief
John T. Botti                               Executive Officer


/s/Ira C. Whitman                           Senior Vice President                        December 16, 2002
------------------------                    and Director
Ira C. Whitman

/s/Robert Van Naarden                       Director and                                 December 16, 2002
------------------------                    Chief Executive Officer
Robert Van Naarden                          Of Authentidate, Inc.


/s/Steven A. Kriegsman                      Director                                     December 16, 2002
----------------------
Steven A. Kriegsman

/s/J. Edward Sheridan                       Director                                     December 16, 2002
----------------------
J. Edward Sheridan

/s/Charles C. Johnston                      Director                                     December 16, 2002
----------------------
Charles C. Johnston

/s/Dennis H. Bunt                           Chief Financial                              December 16, 2002
------------------------                    Officer and Principal
Dennis H. Bunt                              Accounting Officer


/s/ Thomas Franceski                        Vice President -                             December 16, 2002
----------------------                      Technology Products Group
Thomas Franceski

                                 CERTIFICATIONS

      I, John T. Botti, Chief Executive Officer of Authentidate Holding Corp. certify that:

1. I have reviewed this Amendment to the Annual Report on Form 10-K/A of Authentidate Holding Corp.; and

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date:    December 16, 2002

 /s/ John T.  Botti
-------------------------------
John T. Botti
Chief Executive Officer
Authentidate Holding Corp.

                                 CERTIFICATIONS

      I, Dennis H. Bunt, Chief Financial Officer of Authentidate Holding Corp. certify that:

1. I have reviewed this Amendment to the Annual Report on Form 10-K/A of Authentidate Holding Corp.; and

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date:    December 16, 2002


 /s/ Dennis H. Bunt
------------------------------
Dennis H. Bunt
Chief Financial Officer
Authentidate Holding Corp.