Form 10-Q
period 2002-12-31
AUTHENTIDATE HOLDING CORP
filed 2003-02-07
CIK 885074

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      DECEMBER 31,  2002

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
                               _______________   ______________

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

                       Yes [X]          No [ ]

         20,080,221 shares of Common Stock, par value $.001 per share, were outstanding at February 6, 2003.

                           AUTHENTIDATE HOLDING CORP.
                                    FORM 10-Q
                                      INDEX

                                                                PAGE NO.
                                                                --------
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements
  Consolidated Balance Sheets -
  December 31, 2002 and June 30, 2002                               3

  Consolidated Statements of Operations -
  Three and six months ended December 31, 2002
  and December 31,  2001                                            5

  Consolidated Statements of Cash Flows -
  Six months ended December 31, 2002
  and December 31,  2001                                            6

  Notes to Consolidated Financial Statements                        7

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                    11

Item 3 - Quantitative and Qualitative Disclosures About
  Market Risk                                                      15

Item 4 -  Controls and Procedures                                  15

PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                         16

Item 2 - Changes in Securities                                     16

Item 3 - Defaults Upon Senior Securities                           17

Item 4 - Submission of Matters to a Vote of
         Security Holders                                          17

Item 5 - Other Information                                         17

Item 6 -  Exhibits and Reports on Form 8-K                         17

Safe Harbor Statement                                              18

Signatures                                                         18

Certifications                                                     19

                          PART I FINANCIAL INFORMATION
                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (unaudited except for the June 30, 2002 balance sheet)

                                                  December 31,          June 30,
ASSETS                                                2002                2002
                                                 -------------        -------------
Current Assets:
   Cash and cash equivalents                     $   3,822,930        $   2,269,353
   Accounts receivable, net of allowance
     for doubtful accounts of $521,085 at Dec.
     31, 2002 and $609,185 at June 30, 2002          3,346,780            4,222,472
   Due from related parties                             27,662               27,444
   Inventories:
     Finished goods                                    181,542              161,930
     Purchased components & raw material               262,192              317,772
   Prepaid expenses and other current assets           329,524              123,766
   Note receivable                                                          197,287
                                                 -------------        -------------
     Total current assets                            7,970,630            7,320,024

Property and equipment, net                          3,883,408            4,008,925

Other assets:
   Software development costs, net                     777,172            1,161,650
   Goodwill                                         12,441,722           12,439,145
   Investment in affiliated companies                  338,380              294,427
   Patent costs, net                                   279,853              235,789
   Other intangible assets                             237,039              258,766
   Note receivable                                                          302,713
   Other assets                                        177,531               30,547
                                                 -------------        -------------
Total assets                                     $  26,105,735        $  26,051,986
                                                 =============        =============

         See accompanying notes to the consolidated financial statements.

                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (unaudited except for the June 30, 2002 balance sheet)

                                                                   December 31,           June 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                   2002                 2002
                                                                  -------------        -------------
Current liabilities:
   Accounts payable                                               $     992,008        $   1,899,786
   Accrued expenses and other liabilities                             2,290,574            1,932,034
   Line of credit                                                       714,171            1,753,394
   Current portion of long-term debt                                     35,747               35,747
   Current portion of obligations under capital leases                   88,827               88,827
   Income taxes payable                                                  21,718               17,800
                                                                  -------------        -------------
     Total current liabilities                                        4,143,045            5,727,588
Convertible debentures                                                1,808,278
Long-term debt, net of current portion                                1,264,261            1,281,768
Deferred grant                                                        1,000,000            1,000,000
Obligations under capital leases, net of current portion                 60,968               97,296
                                                                  -------------        -------------
     Total liabilities                                                8,276,552            8,106,652
                                                                  -------------        -------------
Commitments and contingencies

Shareholders' equity:
   Preferred stock - $.10 par value, 5,000,000 shares authorized:
     Series A - 100 shares issued and outstanding                            10                   10
     Series B - 28,000 shares issued and outstanding                      2,800                2,800
     Series C - 3,900 shares issued and outstanding                         390                  400
          at Dec. 31, 2002 and 4,000 issued and
          outstanding at June 30, 2002
   Common stock - $.001 par value; 40,000,000
     shares authorized; shares issued and outstanding:
     20,058,286 at December 31, 2002 and
     19,308,594 at June 30, 2002                                         20,058               19,309
   Additional paid-in capital                                        65,298,731           61,376,632
   Accumulated deficit                                              (47,062,009)         (42,999,497)
                                                                  -------------        -------------
                                                                     18,259,980           18,399,654
   Other equity                                                        (453,437)            (507,431)
   Currency translation adjustment                                       22,640               53,111
                                                                  -------------        -------------
     Total shareholders' equity                                      17,829,183           17,945,334
                                                                  -------------        -------------
Total liabilities and shareholders' equity                        $  26,105,735        $  26,051,986
                                                                  =============        =============

         See accompanying notes to the consolidated financial statements.

                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the 3 months ended               For the 6 months ended
                                            December 31,      December 31,       December 31,      December 31,
                                                2002             2001               2002                2001
                                            ------------      ------------      -------------      ------------
Net sales                                   $  5,920,575      $  4,131,286      $  11,385,151      $  7,394,789

Cost of goods sold                             4,147,192         2,939,474          8,311,835         5,231,235
                                            ------------      ------------      -------------      ------------
     Gross profit                              1,773,383         1,191,812          3,073,316         2,163,554

Selling, general and
       administrative expenses                 3,079,117         2,755,773          5,995,955         5,469,492
Product development costs                        584,080           531,733          1,164,665         1,181,607
                                            ------------      ------------      -------------      ------------
     Operating loss                           (1,889,814)       (2,095,694)        (4,087,304)       (4,487,545)

Other income (expense):

Interest expense                                (203,658)          (27,983)          (247,822)          (56,167)
Interest and other income                        180,395            36,254            511,643           100,872
Equity in net loss of affiliated companies       (38,669)         (183,378)          (121,047)         (436,931)
                                            ------------      ------------      -------------      ------------
     Loss before income taxes                 (1,951,746)       (2,270,801)        (3,944,530)       (4,879,771)

Income tax (expense)/benefit                      (1,809)           (6,000)            (3,891)           (6,000)
                                            ------------      ------------      -------------      ------------
     Loss before minority interest            (1,953,555)       (2,276,801)        (3,948,421)       (4,885,771)

Minority interest                                                   53,846                               53,846
                                            ------------      ------------      -------------      ------------
Net loss                                      (1,953,555)       (2,222,955)        (3,948,421)       (4,831,925)
                                            ============      ============      =============      ============
Per share amounts basic and diluted:
Net loss per common share                   $      (0.10)     $      (0.16)     $       (0.20)     $      (0.35)
                                            ============      ============      =============      ============

         See accompanying notes to the consolidated financial statements.

                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                       For the 6 months ended
                                                                  December 31,         December 31,
                                                                     2002                  2001
                                                                  ------------         ------------
Cash flows from operating activities:
Net loss                                                          $ (3,948,421)        $ (4,831,925)
Adjustments to reconcile net loss to
   net cash provided by/(used in) operating activities:
     Depreciation and amortization                                     936,679              763,403
     Amortization of discount on convertible debentures                111,278
     Provision for doubtful accounts                                    29,974               66,934
     Non-cash foreign currency translation adjustment                  (30,471)
     Non-cash compensation expense                                                          345,174
     Equity in net loss of affiliates                                  121,047              416,930
     Non-cash issuance of warrants for services                         11,913
     Changes in operating assets and liabilities, net of
     business acquired:
          Accounts receivable and other receivables                    895,500              869,489
          Inventories                                                   35,968              (80,049)
          Prepaid expenses and other current assets                   (205,757)             (56,044)
          Accounts payable and other current liabilities              (528,330)          (1,285,578)
          Income taxes                                                   3,918               10,783
                                                                  ------------         ------------
          Net cash provided by/(used in) operating activities       (2,566,702)          (3,780,883)
                                                                  ------------         ------------
Cash flows from investing activities:
   Property and equipment expenditures                                (195,418)            (279,406)
   Software development costs                                         (162,506)             (87,579)
   Other intangible assets                                             (83,208)             (51,397)
   Note receivable, repayment                                          350,000
   Note receivable, issuance                                                               (350,000)
   Other long term assets                                              (12,872)
   Investment in affiliates                                           (167,579)            (500,000)
                                                                  ------------         ------------
          Net cash used in investing activities                       (271,583)          (1,268,382)
                                                                  ------------         ------------
Cash flows from financing activities:
   Proceeds from issuance of debentures                              3,700,000
   Net proceeds from sale of common stock                            1,946,953
   Net payments under line of credit                                (1,039,223)
   Principle payments on long-term debt                                (17,507)             (16,125)
   Capital leases, net                                                 (36,328)              39,086
   Payment of registration costs                                       (69,805)             (42,793)
   Exercise of warrants and options                                    150,778               52,207
   Deferred financing costs                                           (262,000)
   Payback of loan by Company officer                                   53,994
   Preferred stock dividends                                           (35,000)             (52,264)
                                                                  ------------         ------------
          Net cash provided by/(used in) financing activities        4,391,862              (19,889)
                                                                  ------------         ------------
Net increase/(decrease) in cash and cash equivalents                 1,553,577           (5,069,154)
Cash and cash equivalents, beginning of year                         2,269,353            9,040,466
                                                                  ------------         ------------
Cash and cash equivalents, end of period                          $  3,822,930         $  3,971,312
                                                                  ============         ============

         See accompanying notes to the consolidated financial statements.

                           AUTHENTIDATE HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for fair presentation . The consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries DJS Marketing Group, Inc. (DJS), Authentidate, Inc., Authentidate International AG (AG) and Trac Medical Systems, Inc. (Trac Med) and its DocStar Division and are referred to as the Company.

         The Company also is a 50% co-owner in a non-consolidated joint venture called Authentidate Sports, Inc. (Sports).

2. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

4. During the six months ended December 31, 2002; 65,975 common stock options and 3,000 common stock warrants were exercised.

5. The following represents the reconciliation of the basic and diluted loss per share amounts for the three and six months ended December 31, 2002 and 2001, respectively.

                                                               DECEMBER 31,
                                                               ------------
                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                          -----------------------        ------------------------
                                               2002          2001            2002           2001
                                               ----          ----            ----           ----
Net income/(loss)                         $ (1,953,555)  $ (2,222,955)   $ (3,948,421)  $ (4,831,925)
Preferred stock dividends                      (56,833)      (444,139)       (114,092)      (893,764)
                                          ----------------------------------------------------------
Loss applicable to common shareholders    $ (2,010,388)  $ (2,667,094)   $ (4,062,513)  $ (5,725,689)
Weighted average shares                     19,994,817     16,261,785      19,949,807     16,233,670
Net loss per share                        $      (0.10)  $      (0.16)   $      (0.20)  $      (0.35)

         The impact of options, warrants and convertible notes was antidilutive to the calculation of basic and dilutive loss per share and were accordingly excluded from the calculation. The preferred stock dividends for the three and six months ended December 31, 2001 includes amortization of the beneficial conversion feature of Series C Preferred Stock approximating $366,000 and $732,000, respectively.

6. The Company's reportable segments are separate divisions and distinct businesses which are managed separately. Included in the Authentidate Related column are operations of Authentidate, Trac Med, AG and Sports which are all in the authentication software services business. DocStar is in the document imaging software business and DJS is in the systems integration business. DocStar sells through a national network of dealers (approximately 100 dealers) and anticipates the addition of several new dealers each quarter to expand into markets not currently served. DJS's market is primarily in the Albany, New York region. Authentidate, Trac Med and AG sell their products and services on a national basis using a direct sales model. The Corporate Division's expenses are non-operating expenses which include all public company related activities and apply to all of the Company's operating divisions and therefore should be segregated. The Company's segment information follows:

SEGMENT INFORMATION
FOR THE SIX MONTHS ENDED:
DECEMBER 31, 2002:                            DocStar           DJS             Authentidate Related        Totals
                                              -------           ---             --------------------        ------
Revenues from external customers           $  3,553,901    $  7,204,532            $     626,718        $  11,385,151
Intersegment revenues                             9,875          39,283                                        49,158
Segment profit/(loss)                           490,605          38,748               (2,575,429)          (2,046,076)

DECEMBER 31, 2001:
Revenues from external customers           $  3,290,113    $  4,079,432            $      25,244        $   7,394,789
Intersegment revenues                                            35,449                                        35,449
Segment profit/(loss)                            51,165          62,808               (2,885,804)          (2,771,831)

RECONCILIATION:                                    December 31, 2002         December 31, 2001
                                                   -----------------         -----------------
Total revenues from segments                         $ 11,434,309              $  7,430,238
Elimination of intersegment revenues                      (49,158)                  (35,449)
                                                     ------------              ------------
Total consolidated revenues                          $ 11,385,151              $  7,394,789
                                                     ============              ============

Total pre-tax loss of segments                       $ (2,046,076)             $ (2,771,831)
Product development expenses                           (1,164,665)               (1,181,607)
Corporate Division expenses                              (731,564)                 (939,760)
Elimination of intersegment profits                        (2,225)                   13,427
                                                     ------------              ------------
Loss before income taxes                             $ (3,944,530)             $ (4,879,771)
                                                     ============              ============

7.       Other Equity represents a collateralized loan to the Chief Executive
Officer.

8. In July and August 2002 the Company sold 660,077 shares of its common stock at $3.03 per share in a private transaction. The Company received gross proceeds of approximately $2.0 million. The Company issued 132,015 common stock purchase warrants to the buyers which have an exercise price of $3.26 per share and have a five year life. The proceeds have been used to fund business development, sales and marketing of the Authentidate businesses along with general working capital of the Company.

9. In October 2002, the Company sold convertible debentures with a face value of $3,700,000 to institutional investors and warrants to purchase 444,000 shares of common stock. The debentures are convertible into shares of the Company's common stock at an initial conversion price of $2.50 per share. The debentures are due three years from the date of issuance and accrue interest at the rate of 7% per annum, payable quarterly in arrears. At the option of the Company, the interest may be paid in either cash or additional shares of common stock. The warrants are exercisable for a period of four years from the date of issuance and are initially exercisable at $2.50 per share. The conversion price of the debentures and the exercise price of the warrants are subject to adjustment in the event the Company issues common stock or securities convertible into common stock at a price per share of common stock less than the conversion price or exercise price on the basis of a weighted average formula. In addition, the conversion price of the debentures and the exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock split, combination of shares or recapitalization. The Company has an option, but not a requirement, to sell another $2,467,000 of convertible debentures to the same investors provided the Company's common stock maintains a trading price at or above $3.00 per share for the 15 trading days preceding an election to sell additional debentures. This option is in effect for 12 months following the closing on the first sale of convertible debentures.

         The Company's common stock was trading at a market price below the exercise price of $2.50 per share on the date the letter of intent was signed by the Company and the institutional investors. However, on the date of closing the Company's stock was trading above the exercise price of $2.50 per share. As a result of the increase in market price on the date of closing and to allocate a portion of the debt to the 444,000 warrants, under generally accepted accounting principles the Company was required to record a debt discount of $2,003,000 on the balance sheet thereby reducing the liability on the balance sheet from $3,700,000 to $1,697,000 on the date of the sale. This debt discount will be amortized and charged to interest expense over a period of 36 months and the debt discount will be zero when the $3,700,000 debt is due to be repaid 36 months from the closing date. In the event the investors convert the debentures prior to the end of 36 months then generally accepted accounting principles require the Company to expense the unamortized balance of the debt discount in full. Through December 31, 2002, $111,278 has been recorded as non-cash interest expense on the Company's income statement. Going forward the Company will incur a non-cash interest expense of approximately $167,000 per quarter or approximately $668,000 per year.

10. During the six months ended December 31, 2002 the Company incurred a net loss of $3,948,421. Cash used in operating activities totaled $2,566,702 for the six months ended December 31, 2002 compared to $6,003,316 used in operating activities for the year ended June 30, 2002. The Company's cash balance increased from $2,269,353 to $3,822,930 from June 30, 2002 to December 31, 2002 mainly due to a private sale of common stock of $1,946,953 and the sale of convertible debentures of $3,700,000. Further, the Company's accumulated deficit has increased from $42,999,497 at June 30, 2002 to $47,062,009 at December 31, 2002. To date the Company has been largely dependent on its ability to sell additional shares of its common stock or other securities to obtain financing to fund its operating deficits. Under its current operating plan to introduce the new Authentidate technology, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of its products and the Company's ability to reduce overhead costs. Authentidate and it's related businesses, Trac Med, AG and Sports are currently cash flow negative and along with Corporate operations were responsible for the negative cash flow from operations for the six months ended December 31, 2002. If the Company is unable to attain projected sales levels for Authentidate and related products it may be necessary to raise additional capital to fund operations and meet its obligations. There is no assurance that such funding will be available, if needed. If the Company is unable to raise additional capital necessary to fund operations and is unable to attain projected sales levels for Authentidate and related products then it will implement cost reduction strategies including the possible shutdown or reduction of operations at Authentidate, AG, Trac Med or Sports.

11. As described in our report on Form 10-K for the fiscal year ended June 30, 2002, we are involved in the following pending and threatened legal proceedings. We are the defendant in a third party complaint filed by Shore Venture Group, LLC in the Federal District Court for the Eastern District of Pennsylvania. The third party complaint was filed on May 7, 2001. Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleges a claim of breach of contract and seeks indemnification. A trial was held in October 2002 and we are awaiting the judge's verdict. Management believes that the claim will not have a material adverse impact on our financial condition, results of operations or cash flow. We have also been advised of a claim by Shore Venture Group concerning additional shares of Common Stock of our subsidiary, Authentidate, Inc. This claim is not before the court in the third-party litigation previously discussed. We are conducting settlement negotiations with Shore Venture and believe that a settlement will not have a material adverse impact on our financial condition, results of operations or cash flow. No formal action has been commenced in connection with this claim and the settlement negotiations are being held at this juncture in an effort to avoid resorting to litigation on this issue.

         We are engaged in no other litigation the effect of which would be anticipated to have a material adverse impact on our financial condition, results of operations or cash flows.

12.      Total comprehensive income/(loss) consists of:

                                                           DECEMBER 31,
                                                           ------------
                                                      2002             2001
                                                      ----             ----
Net loss                                         $ (3,948,421)     $ (4,831,925)
Currency translation adjustment                       (30,471)
                                                 ------------------------------

Total comprehensive loss                         $ (3,978,892)     $ (4,831,925)

13. Effective July 1, 2001, the Company adopted FAS 141 and FAS 142. FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. FAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. The Company adopted FAS No. 142 effective July 1, 2001. To date the adoption of FAS 142 has not had a material effect on its financial position, results of operations or cash flows.

         The changes in the carrying amount of goodwill for the quarter ended December 31, 2002, are as follows:

                                               DJS       AUTHENTIDATE        AG            TOTAL
Balance June 30, 2002                     $  1,173,665   $  3,982,471   $  7,283,009   $  12,439,145
Changes in carrying amount of goodwill                                         2,577           2,577
                                          ------------   ------------   ------------   -------------
Balance December 31, 2002                 $  1,173,665   $  3,982,471   $  7,285,586   $  12,441,722

         The Company retained a third party valuation firm to value goodwill as of June 30, 2002 and based on that evaluation and management's assessment the Company does not believe there is an impairment issue at this point in time with regard to goodwill.

         Intangible asset amortization expense for the six months ended December 31, 2002 was $60,871. Below is a chart of intangible assets:

                                    JUNE 30, 2002                    DECEMBER 31, 2002
                                    -------------                    -----------------
                           Gross Carrying   Accumulated         Gross Carrying        Accumulated
                              Amount        Amortization            Amount            Amortization
Patents                      $  260,581      $  24,792            $  315,415           $  35,562
Trademarks                      106,803         15,654               133,675              19,205
Completed technologies           59,400          7,425                59,400              22,275
Accreditation                   121,800         15,225               121,800              45,675
Licenses                         13,600          4,533                15,102               5,783
                             ----------      ---------            ----------           ---------
Total                        $  562,184      $  67,629            $  645,392           $ 128,500
                             ==========      =========            ==========           =========

         No significant residual value is estimated for these intangible assets. Patent, trademark and other amortization expense is expected to be immaterial the remainder of fiscal 2002 as well as 2003, 2004, 2005 and 2006.

         In August 2001, the FASB issued FAS No.143, Accounting for Asset Retirement Obligations. FAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. FAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this Statement has not had a material impact on the Company's financial statements

         In August 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30. FAS No. 144 addresses financial accounting and reporting for the impairment or disposals of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this Statement has not had a material impact on the Company's financial statements.

         In April 2002, the FASB issued FAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002. This Statement addresses a number of items related to leases and other matters. The adoption of this Statement has not had a material impact on the Company's financial statements.

14.      Present Accounting Standard Not Yet Adopted:
         In June 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Standard addresses the recognition, measurement and reporting of costs that are associated with exit or disposal activities. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS No. 146 has not had a material impact on the Company's financial statements.

         In December 2002, the FASB issued FAS No. 148 Accounting for Stock Based Compensation-Transition and Disclosure - an amendment of FAS 123. This Statement amends FAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Statement has varying effective dates commencing with interim periods beginning after December 15, 2002.

15. In November 2002, the FASB issued FAS Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company has no guarantees to unaffiliated third parties so the adoption of FIN 45 has had no impact on the Company's financial statements.

16. Included in net sales and cost of goods sold are service sales of $793,335 and cost of service sales of $308,359 for the six months ended December 31, 2002.

17. On October 30, 2002, the Company filed a Certificate of Amendment of the Certificate of Designations, Preferences and Rights and Number of Shares of Series B Preferred Stock with the Secretary of State of the State of Delaware. The Amendment provides that the conversion rate applicable to the outstanding shares of Series B Preferred Stock will be fixed at $1.40. Presently, the conversion rate was equal to the lower of $1.875 and the average of the closing bid and asked prices of our common stock for the immediately preceding ten consecutive trading days ending one day prior to the notice of conversion; provided, however, that the conversion rate would not be below $0.875. Accordingly, the outstanding 28,000 shares of Series B Preferred Stock are presently convertible into an aggregate of 500,000 shares of the Company's common stock. Prior to the amendment, the outstanding shares of Series B Preferred Stock were convertible into a maximum of 800,000 shares of the Company's common stock. In consideration of obtaining the consent of the holder of the outstanding Series B Preferred Stock, the Company agreed to defer its ability to redeem those shares for a period of two years.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
ITEM 2.           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Authentidate Holding Corp.("AHC" or "the Company") together with its subsidiaries and joint venture is involved in the sales and marketing of document imaging software products (DocStar), systems integration services and products (DJS) and security software services (Authentidate, Trac Med, AG and Sports). Revenues during the current fiscal year have been derived primarily from DocStar and DJS. Our DocStar document imaging system enables users to scan paper documents and retrieve those documents electronically. Our computer integration services are carried out by DJS. As a systems integrator, DJS configures various computer hardware and software to meet the needs of business/organization customers. The Authentidate security software service is designed to accept and store a digital code used to prove authenticity of content, date and time via the Internet of any electronic document or image. Our Authentidate subsidiary has entered into an alliance agreement with the United States Postal Service to operate the Postal Service's Electronic Postmark(R) service, which incorporates our Authentidate software. Trac Med uses the Authentidate service in the medical supply industry to assist in the processing of Certificates of Medical Necessity and other electronic healthcare forms over the Internet. AG is the Company's European subsidiary which sells the Authentidate software services to certain international markets. Sports is the Company's joint venture to develop a service using the Authentidate software in the sports collectibles market to prove authenticity of collectibles. The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and notes contained elsewhere in this Form 10-Q as well as the Company's Form 10-K.

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

         The Company has capitalized software development costs related to the Authentidate product and significant goodwill related to acquisitions, for which the recoverability of such capitalized costs and goodwill is highly dependent on the future success of the marketing and sales of the Authentidate product line. If the product is not well received by the market place and the future revenue generated from such product launch is less than anticipated, the carrying value of the related software development costs and goodwill may be impaired and require an impairment charge in the future.

RESULTS OF OPERATIONS
THE THREE MONTHS AND SIX ENDED DECEMBER 31, 2002 COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001.
         The Company realized a consolidated net loss of $1,953,555 ($.10 per share) and $3,948,421 ($.20 per share) for the three and six months ended December 31, 2002. This loss is an improvement over the prior year when the Company realized a net loss of $2,222,955 ($.16 per share) and $4,831,925 ($.35 per share) for the three and six months ended December 31, 2001, respectively.

         As reported in Footnote 6 (Segment Information) to the Consolidated Financial Statements appearing in this Form 10-Q, the net loss is the result of losses incurred primarily by the Company's Authentidate segment. Our Authentidate segment has incurred significant sales, marketing, development and general administrative expenses this year and last in an effort to generate sales.

         The consolidated net loss for the six months ended December 31, 2002 is approximately $884,000 lower than it was for the same period last year. Contributing to this improvement is an increase in segment profit realized by the DocStar Division of $439,440. This increase in profit is due an increase in sales and an improvement in gross margins as a result of reduced component costs.

         Also contributing to the reduction in the consolidated net loss is the Authentidate segment whose segment loss was $310,375 lower than the previous year as a result of an increase of sales from $25,244 to $626,718. Corporate Division expenses decreased by $208,196 and product development expenses remained about the same as the prior year. The DJS segment income was virtually unchanged from a year ago.

         Consolidated sales were $5,920,575 and $11,385,151 for the three and six months ended December 31, 2002. This is a significant increase over the prior year when sales were $4,131,286 and $7,394,789 for the three and six months ended December 31, 2001, respectively. As reported in Footnote 6, most of the increase is due to DJS as a result of a shift in its product mix of sales. DJS had more direct hardware sales ($5,085,000) this year compared to last year ($927,000). In the six months ended December 31, 2001, DJS had a significant amount of indirect sales. In an indirect sale DJS passes the hardware sale to a national distributor or manufacturer and realizes a fee from the distributor which DJS records as a sale. The fee is generally a percentage of the total sale. In a direct sale DJS would purchase the hardware from the distributor or manufacturer and resell it to its customer and would record the entire hardware sale. In a direct sale, the sales revenue is much higher than an indirect sale, so is the cost of sale. However, in either scenario the gross profit dollars are about the same. The DJS sales mix of direct sales to indirect sales is dictated by market conditions and is determined by the customer and/or vendor. Sales also increased in the DocStar Segment/Division by $263,788 and in the Authentidate Segment by $601,474, these sales primarily coming from Trac Med and AG.

         Consolidated gross profit for the three and six months ended December 31, 2002 was $1,773,383 and $3,073,316, respectively. This compares to consolidated gross profit of $1,191,812 and $2,163,554 for the same periods last year. The increase is due to the DocStar Division as a result of an increase in sales and also a decrease in cost of sales. The consolidated gross profit margin was 30.0% and 27.0% for the three months and six months ended December 31, 2002, respectively. This compares to a consolidated gross profit margin of 28.8% and 29.3% for the same periods last year. DJS realized a decrease in profit margins compared to last year due to the change in product mix discussed above, direct sales have a lower gross profit margin than indirect sales. In addition, the DJS profit margins have been negatively affected by competitive pressure in the current economy. Offsetting the reduced profit margins of DJS was an increase in gross profit margins for DocStar. DocStar's gross profit margin increased from 51.5% to 63.8% from December 31, 2001 to December 31, 2002. This increase is due to reduced direct material costs due to better purchasing and a general reduction in component parts throughout the computer industry. Gross profit margin is defined as gross profit as a percentage of sales.

         Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $3,079,117 and $5,995,955 for the three and six months ended December 31, 2002, respectively. This compares to $2,755,773 and $5,469,492 for the same periods last year. This increase in S,G&A expenses is primarily the result of the addition of AG this year. Last year AG was treated as an unconsolidated affiliate until the Company purchased 100% of the shares of AG in March 2002 and AG became a fully consolidated subsidiary. This Segment is still in the market development stage and is incurring significant costs to market its products and develop brand awareness.

         As a percentage of sales, S,G&A costs were 52.0% and 52.7% for the three and six months ended December 31, 2002, respectively. This compares to 66.7% and 74.0% for the same periods last year. This percentage decrease is primarily due to the increase in consolidated sales as discussed above.

         Interest expense was $203,658 and $247,822 for the three and six months ended December 31, 2002, respectively. This compares to $27,983 and $56,167 for the same periods last year. The increase is primarily due to interest on the convertible debentures. The Company recorded a non-cash interest expense of $111,278, for both the quarter and six months ended December 31, 2002, relative to the amortization of debt discount on the convertible debentures which is more fully explained in Footnote 9 to the Consolidated Financial Statements in this Form 10-Q. In addition, the Company is required to pay interest on the convertible debentures in the amount of 7% per annum which resulted in interest expense of $48,786 for both the quarter and six months ended December 31, 2002. In addition the Company incurred additional interest expense this year as a result of new equipment and software leases entered into by the Authentidate Segment and by DJS from borrowings on its line of credit which did not exist a year ago this time. The DJS line of credit was established in May 2002.

         Product development expenses, excluding capitalized costs, relate to software development for the Authentidate Segment, primarily. These costs were $584,080 and $1,164,665 for the three and six months ended December 31, 2002, respectively, compared to $531,733 and $1,181,607 for the same periods last year. The Company has a policy of capitalizing qualified software development costs after technical feasibility has been established and amortizing those costs over three years as cost of goods sold The amortization expense of software development costs amounted to $546,984 during the 6 months ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of long-term debt at December 31, 2002 totaled $1,300,008 all of which relates to a mortgage loan on the Company's principle office located in Schenectady, NY. The Company also has long-term convertible debentures in the amount of $1,808,278 net of debt discount of $1,891,722 at December 31, 2002.

         The Company's DJS subsidiary has a $2 Million revolving line of credit with a financial institution collateralized by all assets of DJS and guaranteed by the Company. The interest rate is prime plus 1.75% with a minimum rate of 7%. DJS may borrow on this line based on a formula of qualified accounts receivable and inventory. The outstanding balance on this line of credit is $714,171 at December 31, 2002.

         Property, plant and equipment expenditures totaled $195,418 and capitalized software development expenditures totaled $162,506 for the six months ended December 31, 2002, respectively. There are no significant purchase commitments outstanding.

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

         The Company's cash balance at December 31, 2002 was $3,822,930 and total assets were $26,105,735 and the Company received approximately $3.7 million in October in a financing described more fully below. Management believes existing cash and short-term investments should be sufficient to meet the Company's operating requirements for the next twelve months provided the Authentidate Segment generates material sales. In the event the Authentidate Segment does not increase its sales materially then the Company will either need to obtain outside financing or reduce expenses or a combination of both.

         During the six months ended December 31, 2002 the Company incurred a net loss of $3,948,421. Cash used in operating activities totaled $2,566,702 for the six months ended December 31, 2002 compared to $6,003,316 used in operating activities for the year ended June 30, 2002. The Company's cash balance increased from $2,269,353 to $3,822,930 from June 30, 2002 to December 31, 2002 mainly due to a private sale of common stock of $1,946,953 and the sale of convertible debentures of $3,700,000. Further, the Company's accumulated deficit has increased from $42,999,497 at June 30, 2002 to $47,062,009 at December 31, 2002. To date the Company has been largely dependent on its ability to sell additional shares of its common stock or other securities to obtain financing to fund its operating deficits. Under its current operating plan to introduce the new Authentidate technology, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of its products and the Company's ability to reduce overhead costs. Authentidate and it's related businesses, Trac Med, AG and Sports are currently cash flow negative and along with Corporate operations were responsible for the negative cash flow from operations for the six months ended December 31, 2002. If the Company is unable to attain projected sales levels for Authentidate and related products it may be necessary to raise additional capital to fund operations and meet its obligations. There is no assurance that such funding will be available, if needed. If the Company is unable to raise additional capital necessary to fund operations and is unable to attain projected sales levels for Authentidate and related products then it will implement cost reduction strategies including the possible shutdown or reduction of operations at Authentidate, AG, Trac Med or Sports.

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

         During the fiscal quarter ended September 30, 2002, we consummated a private placement of our securities pursuant to Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder. The securities offered have a purchase price of $3.03 per unit. We sold an aggregate of 660,077 units of our securities, each unit comprised of one share of common stock and one warrant to purchase .20 shares of common stock. The warrants are exercisable at $3.26 per share for a period of five years from the date of issuance. We received approximately an aggregate of $1,950,000 in net proceeds after payment of expenses. The proceeds were be used to fund business development, marketing and sales efforts for the Authentidate software services, along with our general working capital needs. A registration statement filed with the U.S. Securities and Exchange Commission was declared effective by the Commission during the quarter ending December 31, 2002 for these shares and the underlying warrant shares.

         On January 9, 2002, we announced that we had entered into a letter of intent to acquire the assets of Zylab International, Inc., a privately owned company based in Germantown, Maryland for shares of AHC common stock. The letter of intent contemplated that the purchase price will range between a minimum of 725,000 and a maximum of 1,000,000 shares of AHC common stock. Pursuant to the letter of intent, we loaned to Zylab an aggregate principle amount of $500,000, which loan was collateralized by all of the assets of Zylab, including its intellectual property. As of June 30, 2002, Zylab had defaulted on the notes. On September 23, 2002, we closed on a transaction pursuant to which our loan was repaid on the following terms. Zylab made payment to us of $350,000 in cash, $50,000 in prepaid license fees for a product DocStar licenses from Zylab, and agreed to pay to us 18% of the future net income of Zylab or a successor company up to $100,000, after a $75,000 threshold. Accordingly, our planned acquisition of Zylab has been cancelled. During the quarter ended December 31, 2002 Zylab has ceased operations making it highly unlikely any of the $100,000 of future net income of Zylab or a successor company will ever be received.

         In October 2002, the Company sold convertible debentures with a face value of $3,700,000 to institutional investors and warrants to purchase 444,000 shares of common stock. The debentures are convertible into shares of the Company's common stock at an initial conversion price of $2.50 per share. The debentures are due three years from the date of issuance and accrue interest at the rate of 7% per annum, payable quarterly in arrears. At the option of the Company, the interest may be paid in either cash or additional shares of common stock. The warrants are exercisable for a period of four years from the date of issuance and are initially exercisable at $2.50 per share. The conversion price of the debentures and the exercise price of the warrants are subject to adjustment in the event the Company issues common stock or securities convertible into common stock at a price per share of common stock less than the conversion price or exercise price on the basis of a weighted average formula. In addition, the conversion price of the debentures and the exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock split, combination of shares or recapitalization.

         The Company has an option, but not a requirement, to sell another $2,467,000 of convertible debentures to the same investors provided the Company's common stock maintains a trading price at or above $3.00 per share for the 15 trading days preceding the election to sell additional debentures. This option is in effect for 12 months following the effectiveness of a registration statement covering the resale of the shares of common stock issuable upon conversion of the debentures.

         The securities sold in this offering are restricted securities under the terms of Regulation D and may not be transferred or resold for a period of one year, except pursuant to registration under the Securities Act or an exemption hereunder. The Company filed a registration statement with the Securities and Exchange Commission to register the shares of common stock underlying the debentures and the warrants which was declared effective by the Commission during the quarter ended December 31, 2002. For additional information regarding this transaction, see Part II, Item 2, "Sale of Debentures and Warrants."

         Below is a chart disclosing future minimum operating lease payments and aggregate principle maturities of long-term debt as of December 31, 2002, for the next five years.

                                            LONG-TERM DEBT     OPERATING LEASES        CONVERTIBLE DEBENTURES
For fiscal year ending June 30,
         2003                                $     18,241         $  371,052
         2004                                      38,810            734,445
         2005                                      42,136            723,449
         2006                                      45,747            421,175                $  3,700,000 *
         2007                                      49,667            150,583
         Thereafter                             1,105,407

* Assumes the investors do not convert the debentures into the Company's common stock prior to the maturity date

PRESENT ACCOUNTING STANDARDS NOT YET ADOPTED
         In June 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Standard addresses the recognition, measurement and reporting of costs that are associated with exit or disposal activities. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS No. 146 has not had a material impact on the Company's financial statements.

         In December 2002, the FASB issued FAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FAS 123". This Statement amends FAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Statement has varying effective dates commencing with interim periods beginning after December 15, 2002.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
         Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14 (c)) within 90 days of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion.

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

ITEM 2. CHANGES IN SECURITIES

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

         The sale of the $3,700,000 of the securities constitutes the first tranche of a sale of such securities to the investors. The second tranche is expected to result in the sale of an additional $2,467,000 of the securities. The second tranche, however, will only be consummated if our common stock maintains a trading price at or above $3.00 per share for 15 consecutive trading days over the 12 months following the effective date of the registration statement filed with the U.S. Securities and Exchange Commission covering the underlying shares of common stock. . Consummation of the second tranche is at our option. If there is a closing of the second tranche, the conversion price and exercise price of the Securities will be equal to $3.00 per share.

         We also issued to two consultants for services rendered in connection with this transaction five year warrants to purchase an aggregate of 86,863 shares of our common stock and a total cash fee of $222,000. The warrants issued to the consultants are exercisable at $2.50 per share and are on terms substantially similar to the warrants issued to the investors.

         The securities sold in this offering are restricted securities under the terms of Regulation D and may not be transferred or resold for a period of one year, except pursuant to registration under the Securities Act or an exemption thereunder. We filed a registration statement with the U. S. Securities and Exchange Commission to register the shares of common stock underlying the debentures and the warrants which was declared effective during the quarter ended December 31, 2002.

         The Company's common stock was trading at a market price below the exercise price of $2.50 per share on the date the letter of intent was signed by the Company and the institutional investors. However, on the date of closing the Company's stock was trading above the exercise price of $2.50 per share. As a result of the increase in market price on the date of closing and to allocate a portion of the debt to the 444,000 warrants, under generally accepted accounting principles the Company was required to record a debt discount of $2,003,000 on the balance sheet thereby reducing the liability on the balance sheet from $3,700,000 to $1,697,000 on the date of the sale. This debt discount will be amortized and charged to interest expense over a period of 36 months and the debt discount will be zero when the $3,700,000 debt is due to be repaid 36 months from the closing date. In the event the investors convert the debentures prior to the end of 36 months then generally accepted accounting principles require the Company to expense the unamortized balance of the debt discount in full. Through December 31, 2002, $111,278 has been recorded as non-cash interest expense on the Company's income statement. Going forward the Company will incur a non-cash interest expense of approximately $167,000 per quarter or approximately $668,000 per year.

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

ISSUANCE OF WARRANTS TO CONSULTANT
         We issued an aggregate of 10,000 warrants to a consultant in connection with a consulting agreement entered into between the Company and the consultant. The warrants are exercisable for a period of three years from the issue date at an exercise price of $3.77 per share.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES:
None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:
None

ITEM 5   OTHER INFORMATION:
None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K:
(a) Exhibits

The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant 17 C.F.R.
Section 230.411, are incorporated by reference to the document referenced in brackets following the description of such exhibits.

         *3.1     Certificate of Amendment of Certificate of Designations,
Preferences and Rights and Number of Shares of Series B Convertible Preferred Stock.

         4.1      Form of Debenture Issued in Private Placement (filed as
Exhibit 4.1 to Report on Form 8-K dated October 25, 2002).

         4.2      Form of Warrant Issued in Private Placement (filed as Exhibit
4.2 to Report on Form 8-K dated October 25, 2002.

         10.1 Form of Securities Purchase Agreement entered into in Private Placement (filed as Exhibit 10.1 to Report on Form 8-K dated October 25, 2002).

         10.2 Form of Registration Rights Agreement entered into in Private Placement (filed as Exhibit 10.2 to Report on Form 8-K dated October 25, 2002).

          *99.1   Certificate of Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          *99.2   Certificate of Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                            AUTHENTIDATE HOLDING CORP.

February 7 2003                             /s/ John T. Botti
 DATE                                       ---------------------
                                            JOHN T. BOTTI
                                            PRESIDENT & CHIEF EXECUTIVE OFFICER

                                            /s/ Dennis H. Bunt
                                            ---------------------
                                            DENNIS H. BUNT
                                            CHIEF FINANCIAL OFFICER

                                 CERTIFICATIONS

         I, John T. Botti, Chief Executive Officer of Authentidate Holding Corp. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Authentidate Holding Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 7, 2003

/s/ John T. Botti
-----------------------
John T. Botti
Chief Executive Officer
Authentidate Holding Corp.

                                 CERTIFICATIONS

         I, Dennis H. Bunt, Chief Financial Officer of Authentidate Holding Corp. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Authentidate Holding Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 7, 2003

/s/ Dennis H. Bunt
--------------------------
Dennis H. Bunt
Chief Financial Officer
Authentidate Holding Corp.