Form 10-Q
period 2003-03-31
AUTHENTIDATE HOLDING CORP
filed 2003-05-15
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      MARCH  31,  2003

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

                                 Yes [X] No [ ]

      Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

      20,294,176 shares of Common Stock, par value $.001 per share, were outstanding at May 6, 2003.

                           AUTHENTIDATE HOLDING CORP.
                                    FORM 10-Q
                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements
  Consolidated Balance Sheets -
  March 31, 2003 and June 30, 2002                                          3

  Consolidated Statements of Operations -
  Three and nine months ended March 31, 2003
  and March 31,  2002                                                       5

  Consolidated Statements of Cash Flows -
  Nine months ended March 31, 2003
  and March 31,  2002                                                       6

  Notes to Consolidated Financial Statements                                7

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                            12

Item 3 - Quantitative and Qualitative Disclosures About
  Market Risk                                                              17

Item 4 -  Controls and Procedures                                          17


PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                                 18

Item 2 - Changes in Securities                                             18

Item 3 - Defaults Upon Senior Securities                                   18

Item 4 - Submission of Matters to a Vote of
         Security Holders                                                  18

Item 5 - Other Information                                                 19

Item 6 -  Exhibits and Reports on Form 8-K                                 19

Safe Harbor Statement                                                      19

Signatures                                                                 20

Certifications                                                             21

                          PART I FINANCIAL INFORMATION
                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (unaudited except for the June 30, 2002 balance sheet)

ASSETS                                                     March 31,          June 30,
                                                             2003               2002
                                                         -----------        -----------
Current Assets:
     Cash and cash equivalents                           $ 1,890,874        $ 2,269,353
     Accounts receivable, net of allowance
       for doubtful accounts of $360,027 at March
       31, 2003 and $609,185 at June 30, 2002              5,154,789          4,222,472
     Due from related parties                                 33,255             27,444
     Inventories:
       Finished goods                                        200,761            161,930
       Purchased components & raw material                   226,994            317,772
     Prepaid expenses and other current assets               324,915            123,766
     Note receivable                                                            197,287
                                                         -----------        -----------
       Total current assets                                7,831,588          7,320,024
Property and equipment, net                                3,857,984          4,008,925
Other assets:
     Software development costs, net                         564,637          1,161,650
     Goodwill                                             12,784,923         12,439,145
     Investment in affiliated companies                                         294,427
     Patent costs, net                                       276,678            235,789
     Other intangible assets                                 211,261            258,766
     Note receivable                                                            302,713
     Other assets                                            311,148             30,547
                                                         -----------        -----------
Total assets                                             $25,838,219        $26,051,986
                                                         ===========        ===========

        See accompanying notes to the consolidated financial statements.

                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (unaudited except for the June 30, 2002 balance sheet)

LIABILITIES AND SHAREHOLDERS' EQUITY                                          March 31,            June 30,
                                                                                2003                 2002
                                                                            ------------         ------------
Current liabilities:
      Accounts payable                                                      $  1,593,636         $  1,899,786
      Accrued expenses and other liabilities                                   2,575,562            1,932,034
      Line of credit                                                           1,737,568            1,753,394
      Current portion of long-term debt                                           35,747               35,747
      Current portion of obligations under capital leases                        123,776               88,827
      Income taxes payable                                                        23,277               17,800
                                                                            ------------         ------------
        Total current liabilities                                              6,089,566            5,727,588
Convertible debentures                                                         1,975,195
Long-term debt, net of current portion                                         1,255,235            1,281,768
Deferred grant                                                                 1,000,000            1,000,000
Obligations under capital leases, net of current portion                         106,189               97,296
                                                                            ------------         ------------
        Total liabilities                                                     10,426,185            8,106,652
                                                                            ------------         ------------
Commitments and contingencies
Shareholders' equity:
      Preferred stock - $.10 par value, 5,000,000 shares authorized:
        Series A - 100 shares issued and outstanding                                  10                   10
        Series B - 28,000 shares issued and outstanding                            2,800                2,800
        Series C - 3,850 shares issued and outstanding                               385                  400
              at Mar. 31, 2003 and 4,000 issued and
              outstanding at June 30, 2002
      Common stock - $.001 par value; 40,000,000
        shares authorized; shares issued and outstanding:
        20,242,576 at March 31, 2003 and
        19,308,594 at June 30, 2002                                               20,243               19,309
      Additional paid-in capital                                              65,957,097           61,376,632
      Accumulated deficit                                                    (50,127,766)         (42,999,497)
                                                                            ------------         ------------
                                                                              15,852,769           18,399,654
      Other equity                                                              (448,398)            (507,431)
      Currency translation adjustment                                              7,663               53,111
                                                                            ------------         ------------
        Total shareholders' equity                                            15,412,034           17,945,334
                                                                            ------------         ------------
Total liabilities and shareholders' equity                                  $ 25,838,219         $ 26,051,986
                                                                            ============         ============


        See accompanying notes to the consolidated financial statements.

                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 For the 3 months ended                 For the 9 months ended
                                             March 31,           March 31,            March 31,           March 31,
                                               2003                2002                 2003                 2002
                                            -----------         -----------         ------------         ------------
Net sales                                   $ 8,105,870         $ 3,592,159         $ 19,491,021         $ 10,986,948
Cost of goods sold                            6,652,697           2,505,033           14,964,532            7,736,268
                                            -----------         -----------         ------------         ------------
   Gross profit                               1,453,173           1,087,126            4,526,489            3,250,680
Selling, general and
     administrative expenses                  3,027,959           2,704,177            9,023,914            8,173,669
Product development costs                       731,346             468,456            1,896,011            1,650,063
                                            -----------         -----------         ------------         ------------
   Operating loss                            (2,306,132)         (2,085,507)          (6,393,436)          (6,573,052)
Other income (expense):
Interest expense                               (339,912)            (29,083)            (587,734)             (85,250)
Interest and other income                        31,178              39,483              542,821              140,355
Equity in net loss of affiliated
  companies                                    (393,380)           (453,666)            (514,427)            (890,597)
                                            -----------         -----------         ------------         ------------
   Loss before income taxes                  (3,008,246)         (2,528,773)          (6,952,776)          (7,408,544)
Income tax (expense)/benefit                     (1,512)             (4,611)              (5,403)             (10,611)
                                            -----------         -----------         ------------         ------------
   Loss before minority interest             (3,009,758)         (2,533,384)          (6,958,179)          (7,419,155)
Minority interest                                                                                              53,846
                                            -----------         -----------         ------------         ------------
Net loss                                     (3,009,758)         (2,533,384)          (6,958,179)          (7,365,309)
                                            ===========         ===========         ============         ============
Per share amounts basic and diluted:
  Net loss per common
   share                                    ($     0.15)        ($     0.18)        ($      0.36)        ($      0.51)
                                            ===========         ===========         ============         ============


        See accompanying notes to the consolidated financial statements.

                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                       For the 9 months ended
                                                                     March 31,           March 31,
                                                                       2003                2002
                                                                    -----------         -----------
Cash flows from operating activities:
Net loss                                                            ($6,958,179)        ($7,365,309)
Adjustments to reconcile net loss to
      net cash provided by/(used in) operating activities:
        Depreciation and amortization                                 1,398,077           1,195,327
        Amortization of discount on convertible debentures              278,195
        Provision for doubtful accounts                                  42,930              89,766
        Non-cash foreign currency translation adjustment                (45,448)
        Non-cash compensation expense                                                       522,868
        Equity in net loss of affiliates                                514,427             890,597
        Non-cash issuance of warrants for services                      164,483
        Non-cash interest paid in stock                                  66,394
        Other non-cash expenses                                          27,823
        Changes in operating assets and liabilities, net of
          business acquired:
              Accounts receivable and other receivables                (931,058)          1,462,695
              Inventories                                                51,947             206,451
              Prepaid expenses and other current assets                (201,147)            (27,330)
              Accounts payable and other current liabilities            262,287          (1,813,429)
              Income taxes                                                5,477              15,312
                                                                    -----------         -----------
              Net cash provided by/(used in) operating
                activities                                           (5,323,792)         (4,823,052)
                                                                    -----------         -----------
Cash flows from investing activities:
      Property and equipment expenditures                              (331,328)           (654,300)
      Software development costs                                       (225,239)           (180,913)
      Other intangible assets                                           (86,940)            (59,419)
      Note receivable, repayment                                        350,000
      Note receivable, issuance                                                            (500,000)
      Other long term assets                                            (74,625)             23,334
      Investment in affiliates                                         (220,000)           (220,567)
      Goodwill                                                           (7,778)
      Acquisition of business, net of cash acquired                                         117,763
                                                                    -----------         -----------
              Net cash used in investing activities                    (595,910)         (1,474,102)
                                                                    -----------         -----------
Cash flows from financing activities:
      Proceeds from issuance of debentures, net of expenses           3,566,798
      Net proceeds from sale of common stock                          1,955,035
      Net payments under line of credit                                 (15,826)
      Principle payments on long-term debt                              (26,533)            (24,439)
      Capital leases, net                                                43,842             191,638
      Payment of registration costs                                     (63,419)            (60,153)
      Exercise of warrants and options                                  199,293           1,557,477
      Deferred financing costs                                         (142,000)
      Payback of loan by Company officer                                 59,033
      Preferred stock dividends                                         (35,000)            (52,264)
      Loan to officer                                                                      (218,031)
                                                                    -----------         -----------
              Net cash provided by/(used in) financing
                activities                                            5,541,223           1,394,228
                                                                    -----------         -----------
Net increase/(decrease) in cash and cash equivalents                   (378,479)         (4,902,926)
Cash and cash equivalents, beginning of year                          2,269,353           9,040,466
                                                                    -----------         -----------
Cash and cash equivalents, end of period                            $ 1,890,874         $ 4,137,540
                                                                    ===========         ===========


        See accompanying notes to the consolidated financial statements.

                           AUTHENTIDATE HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for fair presentation. The consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries DJS Marketing Group, Inc. (DJS), Authentidate, Inc., Authentidate International AG (AG) and Trac Medical Systems, Inc. (Trac Med) and its DocStar Division and are referred to as the Company.

2. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

4. During the nine months ended March 31, 2003; 96,781 common stock options and 3,000 common stock warrants were exercised.

5. The following represents the reconciliation of the basic and diluted loss per share amounts for the three and nine months ended March 31, 2003 and 2002, respectively.


                                                                              MARCH 31,
                                              ---------------------------------------------------------------------------
                                                      THREE MONTHS ENDED                        NINE MONTHS ENDED
                                              ---------------------------------         ---------------------------------
                                                  2003                 2002                 2003                 2002
                                              ------------         ------------         ------------         ------------
Net income/(loss)                             ($ 3,009,758)        ($ 2,533,384)        ($ 6,958,179)        ($ 7,365,309)
Preferred stock dividends                          (55,999)            (440,924)            (170,091)          (1,334,687)
                                              ------------         ------------         ------------         ------------

Loss applicable to common shareholders        ($ 3,065,757)        ($ 2,974,308)        ($ 7,128,270)        ($ 8,699,996)
Weighted average shares                         20,102,062           16,782,339           20,006,547           17,015,704
Net loss per share                            ($       .15)        ($       .18)        ($       .36)        ($       .51)


      The impact of options, warrants and convertible notes was antidilutive to the calculation of basic and dilutive loss per share and were accordingly excluded from the calculation. The preferred stock dividends for the three and nine months ended March 31, 2002 includes amortization of the beneficial conversion feature of Series C Preferred Stock approximating $366,000 and $1,098,000, respectively.

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

SEGMENT INFORMATION FOR THE NINE MONTHS ENDED:

MARCH 31, 2003:                          DocStar              DJS      Authentidate Related         Totals
                                         -------              ---      --------------------         ------
Revenues from external customers        $4,854,526        $13,524,741        $ 1,111,754         $ 19,491,021
Intersegment revenues                       13,770             45,649                                  59,419
Segment profit/(loss)                      459,901            135,639         (4,137,462)          (3,541,922)

MARCH 31, 2002:

Revenues from external customers        $4,882,821        $ 6,062,423        $    41,704         $ 10,986,948
Intersegment revenues                                          71,630                                  71,630
Segment profit/(loss)                      150,061             89,889         (4,502,161)          (4,262,211)

RECONCILIATION:                            March 31, 2003       March 31, 2002
                                           --------------       --------------
Total revenues from segments                $ 19,550,440         $ 11,058,578
Elimination of intersegment revenues             (59,419)             (71,630)
                                            ------------         ------------
Total consolidated revenues                 $ 19,491,021         $ 10,986,948
                                            ============         ============

Total pre-tax loss of segments              ($ 3,541,922)        ($ 4,262,211)
Product development expenses                  (1,896,011)          (1,650,063)
Corporate Division expenses                   (1,506,437)          (1,507,420)
Elimination of intersegment profits               (8,406)              11,150
                                            ------------         ------------
Loss before income taxes                    ($ 6,952,776)        ($ 7,408,544)
                                            ============         ============

7. Other Equity represents a collateralized loan to the Chief Executive Officer. Of this amount, the Company loaned the Chief Executive Officer $317,000 in January, 2001 and an additional amount of $203,159 in February 2002. See note 19 to the financial statements for further discussion on these loans.

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

9. In October 2002, the Company sold convertible debentures with a face value of $3,700,000 to institutional investors and warrants to purchase 444,000 shares of common stock. The debentures are convertible into shares of the Company's common stock at an initial conversion price of $2.50 per share. The debentures are due three years from the date of issuance and accrue interest at the rate of 7% per annum, payable quarterly in arrears. At the option of the Company, the interest may be paid in either cash or additional shares of common stock. The warrants are exercisable for a period of four years from the date of issuance and are initially exercisable at $2.50 per share. The conversion price of the debentures and the exercise price of the warrants are subject to adjustment in the event the Company issues common stock or securities convertible into common stock at a price per share of common stock less than the conversion price or exercise price on the basis of a weighted average formula. In addition, the conversion price of the debentures and the exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock split, combination of shares or recapitalization. The Company has an option, but not a requirement, to sell another $2,467,000 of convertible debentures to the same investors provided the Company's common stock maintains a trading price at or above $3.00 per share for the 15 trading days preceding an election to sell additional debentures. This option is in effect for 12 months following the effective date of the registration statement covering the shares underlying the debentures.

The Company's common stock was trading at a market price below the exercise price of $2.50 per share on the date the letter of intent was signed by the Company and the institutional investors. However, on the date of closing the Company's stock was trading above the exercise price of $2.50 per share. As a result of the increase in market price on the date of closing and to allocate a portion of the debt to the 444,000 warrants, under generally accepted accounting principles the Company was required to record a debt discount of $2,003,000 on the balance sheet thereby reducing the liability on the balance sheet from $3,700,000 to $1,697,000 on the date of the sale. This debt discount will be amortized and charged to interest expense over a period of 36 months and the debt discount will be zero when the $3,700,000 debt is due to be repaid 36 months from the closing date. In the event the investors convert the debentures prior to the end of 36 months then generally accepted accounting principles require the Company to expense the unamortized balance of the debt discount in full. Through March 31, 2003, $278,195 has been recorded as non-cash interest expense on the Company's income statement. Going forward the Company will incur a non-cash interest expense of approximately $167,000 per quarter or approximately $668,000 per year.

10. During the nine months ended March 31, 2003 the Company incurred a net loss of $6,958,179. Cash used in operating activities totaled $5,323,792 for the nine months ended March 31, 2003 compared to $6,003,316 used in operating activities for the year ended June 30, 2002. The Company's cash balance decreased from $2,269,353 to $1,890,874 from June 30, 2002 to March 31, 2003 mainly due to operating losses and investments in property, plant and equipment and software development and investments in affiliates. These uses of cash were offset by the private sale of common stock of $1,955,035 and the sale of convertible debentures of $3,700,000, before financing costs. Further, the Company's accumulated deficit has increased from $42,999,497 at June 30, 2002 to $50,127,766 at March 31, 2003. To date the Company has been largely dependent on its ability to sell additional shares of its common stock or other securities to obtain financing to fund its operating deficits. Under its current operating plan to introduce the new Authentidate technology, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of its products and the Company's ability to reduce overhead costs. Authentidate and its related businesses, Trac Med and AG are currently cash flow negative and along with Corporate operations were responsible for the negative cash flow from operations for the nine months ended March 31, 2003. If the Company is unable to attain projected sales levels for Authentidate and related products during the next six months it may be necessary to raise additional capital to fund operations and meet its obligations. There is no assurance that such funding will be available, if needed. If the Company is unable to raise additional capital necessary to fund operations and is unable to attain projected sales levels for Authentidate and related products then it will implement cost reduction strategies including the possible shutdown or reduction of operations at Authentidate, AG or Trac Med.

      In order to address the working capital needs of the Company, the Company signed a Letter of Intent on May 14, 2003 to issue approximately $2.0 Million in convertible notes in a private transaction with a group of investors which includes two directors. The conversion price on the notes is $2.60 and will bear interest at the rate of 7% per annum payable either in cash or stock. In addition the Company will issue 230,769 five year common stock warrants. Half of the warrants will be exercisable at $2.60 per share and half will be exercisable at $2.86 per share. In the event the Company does not close on this financing the Company will need to either raise other financing or significantly reduce its costs. The investors and the Company have agreed to attempt to close this transaction within approximately 5 to 10 days, although there can be no assurance it will be completed in such timeframe, or at all, or upon the terms as described above. It is intended that the securities issued in this transaction, including the shares issuable upon conversion or exercise of the notes and warrants, will be restricted securities under the terms of Regulation D, promulgated under the Securities Act of 1933, as amended, and may not be transferred or resold unless registered under the Securities Act or pursuant to an exemption thereunder.

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

12. Total comprehensive income/(loss) consists of:


                                                                      MARCH 31,
                                       -----------------------------------------------------------------------
                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                       -------------------------------         -------------------------------
                                           2003                2002                2003                2002
                                       -----------         -----------         -----------         -----------
Net loss                               ($3,009,758)        ($2,533,384)        ($6,958,179)        ($7,365,309)
Currency translation adjustment            (14,977)                420             (45,448)                420
                                       -----------         -----------         -----------         -----------
Total comprehensive loss               ($3,024,735)        ($2,532,964)        ($7,003,627)        ($7,364,889)


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

      The changes in the carrying amount of goodwill for the quarter ended March 31, 2003, are as follows:

                                                   DJS       AUTHENTIDATE       AG          TRAC MED        TOTAL
Balance June 30, 2002                           $1,173,665    $3,982,471    $7,283,009                   $12,439,145
Acquisition of minority interest in Trac Med                                                  338,000        338,000
Changes in carrying amount of goodwill               1,733         1,734         4,311                         7,778
                                                ----------    ----------    ----------    -----------    -----------
Balance March 31, 2003                          $1,175,398    $3,984,205    $7,287,320    $   338,000    $12,784,923

      The Company retains a third party valuation firm to perform an annual valuation of goodwill as of June 30. There have been no developments during the nine months ended March 31, 2003, which would require an interim valuation of goodwill.

      The Company acquired the minority interest shares of Trac Med during the quarter ended March 31, 2003, approximately 14% of the shares outstanding. As a result of such acquisition the Company now owns 100% of the outstanding shares of Trac Med and the Company recorded goodwill of $338,000 as a result. The Company issued 130,000 shares of its common stock to the sellers and 20,000 options to purchase shares of its common stock. In addition the sellers may receive up to an aggregate of 75,000 additional shares of common stock of the Company in the event Trac Med achieves certain performance targets during the current calendar year.

      Intangible asset amortization expense for the nine months ended March 31, 2003 was $93,556. Below is a chart of intangible assets:

                                     JUNE 30, 2002                  MARCH 31, 2003
                                     -------------                  --------------
                             Gross Carrying  Accumulated    Gross Carrying    Accumulated
                                 Amount      Amortization       Amount        Amortization
Patents                         $260,581        $24,792        $318,331        $ 41,653
Other Intangible Assets:
Trademarks                       106,803         15,654         134,491          21,274
Completed technologies            59,400          7,425          59,400          29,700
Accreditation                    121,800         15,225         121,800          60,900
Licenses                          13,600          4,533          15,102           7,658
                                --------        -------        --------        --------
Total                           $562,184        $67,629        $649,124        $161,185
                                ========        =======        ========        ========

      No significant residual value is estimated for these intangible assets. Patent, trademark and other amortization expense is expected to be immaterial the remainder of fiscal 2003 as well as 2004, 2005, 2006 and 2007.

      In August 2001, the FASB issued FAS No.143, Accounting for Asset Retirement Obligations. FAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. FAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this Statement is not expected to have a material impact on the Company's financial statements

      In August 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30. FAS No. 144 addresses financial accounting and reporting for the impairment or disposals of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this Statement has not had a material impact on the Company's financial statements.

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

16. Included in net sales and cost of goods sold are service sales of $1,163,406 and cost of service sales of $460,601 for the nine months ended March 31, 2003.

17. On October 30, 2002, the Company filed a Certificate of Amendment of the Certificate of Designations, Preferences and Rights and Number of Shares of Series B Preferred Stock with the Secretary of State of the State of Delaware. The Amendment provides that the conversion rate applicable to the outstanding shares of Series B Preferred Stock will be fixed at $1.40. Previously, the conversion rate was equal to the lower of $1.875 and the average of the closing bid and asked prices of our common stock for the immediately preceding ten consecutive trading days ending one day prior to the notice of conversion; provided, however, that the conversion rate would not be below $0.875. Accordingly, the outstanding 28,000 shares of Series B Preferred Stock are presently convertible into an aggregate of 500,000 shares of the Company's common stock. Prior to the amendment, the outstanding shares of Series B Preferred Stock were convertible into a maximum of 800,000 shares of the Company's common stock. In consideration of obtaining the consent of the holder of the outstanding Series B Preferred Stock, the Company agreed to defer its ability to redeem those shares for a period of two years.

18. During the quarter ended March 31, 2003 Authentidate Sports, Inc., in which the Company owns 50% of the stock, temporarily discontinued operations due to lack of sales and to reduce the Company's expenses. The Company hopes to find a strategic partner in the collectibles business before recommencing operations of Authentidate Sports. Authentidate Sports has been accounted for as a non-consolidated joint venture and its losses have had an immaterial impact on the Company's statements of operations in the current fiscal year and prior fiscal years. As a result of this discontinuation the Company has written off its investment in Authentidate Sports in the amount of $383,000 during the quarter ended March 31, 2003.

19. In April 2003, the non executive Directors approved a plan to purchase all of the outstanding Series A Preferred Stock from the Company's Chairman and Chief Executive Officer in exchange for loans owed to the Company by the Chairman and for cash. The Company's Series A Preferred Stock provides the holder with the ability to elect a majority of the Company's Board of Directors. The Company and its Chief Executive Officer have agreed on a total purchase price for this transaction of $850,000 which represents a discount as compared to the appraised value of the shares of Series A Preferred Stock of $1.1 million which was determined by an independent nationally recognized appraisal and valuation firm. The Company's Board ordered this valuation prior to agreeing upon the purchase price for the shares of Series A Preferred Stock. Of the purchase price to be paid, an amount equal to approximately $478,000 would be credited against the purchase price in order for the Chief Executive Officer to satisfy in full the amounts outstanding to the Company. The balance due to the Chief Executive Officer would be partially paid at closing and in monthly installments of $15,000 thereafter. The Company's repurchase of the Series A Preferred Stock, however, is subject to various conditions, including its receipt of the consent of the holders of its outstanding convertible debentures, shares of Series B Preferred Stock and Series C Preferred Stock in addition to its ability to successfully raise additional capital. The Company cannot guarantee that it will obtain the consent of all necessary security holders or that it will successfully raise additional capital.

20. The Company does not expense options granted under the Company's option plans. The Company applies FAS No.123 to determine the compensation cost on a pro-forma basis for footnote disclosure. The pro-forma amounts in the table below were determined using the Black Scholes option-pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility, expected dividend payments and the risk-free interest rate over the expected life of the options.

                                                        NINE MONTHS ENDED
                                                        -----------------
Net loss:                                       MARCH 31, 2003       MARCH 31, 2002
                                                --------------       --------------
         As reported                            $    6,958,179       $    7,365,309
         Pro-forma                                   9,294,988           10,724,747
Basic and diluted loss per common share:
         As reported                            $          .36       $          .51
         Pro-forma                                         .47                  .71


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
ITEM 2.           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Authentidate Holding Corp.("AHC" or "the Company") together with its subsidiaries is involved in the sales and marketing of document imaging software products (through DocStar), systems integration services and products (through
DJS) and security software services (through Authentidate, Trac Med and AG). Revenues during the current fiscal year have been derived primarily from DocStar and DJS. Our DocStar document imaging system enables users to scan paper documents and retrieve those documents electronically. Our computer integration services are carried out by DJS. As a systems integrator, DJS configures various computer hardware and software to meet the needs of business/organization customers. The Authentidate security software service is designed to accept and store a digital code used to prove authenticity of content, date and time via the Internet of any electronic document or image. Our Authentidate subsidiary has entered into an alliance agreement with the United States Postal Service to operate the Postal Service's Electronic Postmark(R) service, which incorporates our Authentidate software. Trac Med uses the Authentidate service in the medical industry to assist in the processing of Certificates of Medical Necessity and other electronic healthcare forms over the Internet. AG is our European subsidiary which sells the Authentidate software services to certain international markets. The following analysis of the financial condition and results of operations of AHC should be read in conjunction with our consolidated financial statements and notes contained elsewhere in this Form 10-Q as well as our Form 10-K.

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

RESULTS OF OPERATIONS

THE THREE AND NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE AND NINE MONTHS ENDED MARCH 31, 2002.

      The Company realized a consolidated net loss of $3,009,758 ($.15 per share) and $6,958,179 ($.36 per share) for the three and nine months ended March 31, 2003. This loss compares to the prior year loss of $2,533,384 ($.18 per share) and $7,365,309 ($.51 per share) for the three and nine months ended March 31, 2002, respectively.

      As reported in Footnote 6 (Segment Information) to the Consolidated Financial Statements appearing in this Form 10-Q, the net loss is the result of losses incurred primarily by the Company's Authentidate segment. Our Authentidate segment has incurred significant sales, marketing, development and general administrative expenses this year and last in an effort to complete the product development efforts and generate sales.

      The consolidated net loss for the nine months ended March 31, 2003 is approximately $407,000 less than it was for the same period last year. Contributing to this improvement is an increase in segment profit realized by the DocStar Division of $309,840. This increase in profit is due to an improvement in gross margins as a result of reduced cost of goods sold caused by a reduction in direct material costs.

      Also contributing to the reduction in the consolidated net loss is the Authentidate segment whose segment loss was $364,699 lower than the previous year as a result of an increase of sales from $41,704 to $1,111,754. Corporate Division expenses were unchanged compared to last year and product development increased by $245,948. The DJS segment income increased by $45,750 compared to last year.

      Consolidated sales were $8,105,870 and $19,491,021 for the three and nine months ended March 31, 2003. This is a significant increase over the prior year when sales were $3,592,159 and $10,986,948 for the three and nine months ended March 31, 2002, respectively. As reported in Footnote 6, most of the increase is due to DJS as a result of a shift in its product mix of sales. The increase in DJS sales was primarily the result of an increase in direct computer hardware sales this year compared to last year. Last fiscal year, during the nine months ended March 31, 2002, DJS had a significant amount of indirect sales. In an indirect sale DJS passes the hardware sale to a national distributor or manufacturer and realizes a fee from the distributor that DJS records as a sale. The fee is generally a percentage of the total sale. In a direct sale DJS would purchase the hardware from the distributor or manufacturer and resell it to its customer and would record the entire hardware sale. In a direct sale, the sales revenue is much higher than an indirect sale and so is the cost of sale. However, in either scenario the gross profit dollars are about the same. The DJS sales mix of direct sales to indirect sales is dictated by market conditions and is determined by the customer and/or vendor. Sales also increased in the Authentidate Segment by $1,070,050 as a result of increased customer acceptance of Authentidate software services. DocStar sales were about the same as last year.

      Consolidated gross profit for the three and nine months ended March 31, 2003 was $1,453,173 and $4,526,489, respectively. This compares to consolidated gross profit of $1,087,126 and $3,250,680 for the same periods last year. The increase is due to the DocStar Division as a result of a decrease in cost of sales. The consolidated gross profit margin was 17.9% and 23.2% for the three months and nine months ended March 31, 2003, respectively. This compares to a consolidated gross profit margin of 30.3% and 29.6% for the same periods last year. DJS realized a decrease in profit margins compared to last year due to the change in product mix discussed above, direct sales have a lower gross profit margin than indirect sales. In addition, the DJS profit margins have been negatively affected by competitive pressure in the current economy. Offsetting the reduced profit margins of DJS was an increase in gross profit margins for DocStar. DocStar's gross profit margin increased from 52.1% to 63.6% from March 31, 2002 to March 31, 2003. This increase is due to reduced direct material costs due to better purchasing and a general reduction in component parts throughout the computer industry. Gross profit margin is defined as gross profit as a percentage of sales.

      Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $3,027,959 and $9,023,914 for the three and nine months ended March 31, 2003, respectively. This compares to $2,704,177 and $8,173,669 for the same periods last year. This increase in S,G&A expenses is primarily the result of the addition of AG this year. Last year AG was treated as an unconsolidated affiliate until the Company purchased 100% of the shares of AG in March 2002 and AG became a fully consolidated subsidiary.

      As a percentage of sales, S,G&A costs were 37.4% and 46.3% for the three and nine months ended March 31, 2003, respectively. This compares to 75.3% and 74.4% for the same periods last year. This percentage decrease is primarily due to the increase in consolidated sales as discussed above.

      Interest expense was $339,912 and $587,734 for the three and nine months ended March 31, 2003, respectively. This compares to $29,083 and $85,250 for the same periods last year. The increase is primarily due to interest on $3.7 million of convertible debentures which were issued during October 2002. The Company recorded non-cash interest expense of $278,195, during the nine months ended March 31, 2003, relative to the amortization of debt discount on the convertible debentures which is more fully explained in Footnote 9 to the Consolidated Financial Statements in this Form 10-Q. In addition, the Company is required to pay interest on the convertible debentures in the amount of 7% per annum which resulted in interest expense of $113,536 for the nine months ended March 31, 2003. Finally and to a much lesser extent, the Company incurred additional interest expense this year as a result of new equipment and software leases entered into by the Authentidate Segment and by DJS from borrowings on its line of credit which did not exist a year ago this time. The DJS line of credit was established in May 2002.

      Product development expenses, excluding capitalized costs, primarily relate to software development for the Authentidate Segment. These costs were $731,346 and $1,896,011 for the three and nine months ended March 31, 2003, respectively, compared to $468,456 and $1,650,063 for the same periods last year. The Company has a policy of capitalizing qualified software development costs after technical feasibility has been established and amortizing those costs over three years as cost of goods sold The amortization expense of software development costs amounted to $822,252 during the 9 months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of long-term debt at March 31, 2003 totaled $1,290,982 all of which relates to a mortgage loan on the Company's principle office located in Schenectady, NY. The Company also has long-term convertible debentures in the amount of $1,975,195 net of debt discount of $1,724,805 at March 31, 2003.

      The Company's DJS subsidiary has a $2 Million revolving line of credit with a financial institution collateralized by all assets of DJS and guaranteed by the Company. The agreement restricts DJS from making cash advances to the parent Company, AHC, without obtaining a waiver from the financial institution. The interest rate is prime plus 1.75% with a minimum rate of 7%. DJS may borrow on this line based on a formula of qualified accounts receivable and inventory. The outstanding balance on this line of credit is $1,737,568 at March 31, 2003.

      Property, plant and equipment expenditures totaled $331,328 and capitalized software development expenditures totaled $225,239 for the nine months ended March 31, 2003, respectively. There are no significant purchase commitments outstanding.

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

      The Company's cash balance at March 31, 2003 was $1,890,874 and total assets were $25,838,219 and the Company received approximately $3.7 million in October 2002 in a financing described more fully below. A portion of this cash balance, however, secures the outstanding line of credit held by DJS and DJS would need to obtain the consent from the lender prior to advancing such funds to the parent Company, AHC. In the event the Authentidate Segment does not increase its sales materially then the Company will either need to obtain outside financing or reduce expenses or a combination of both.

      In order to address the working capital needs of the Company, the Company signed a Letter of Intent on May 14, 2003 to issue approximately $2.0 Million in convertible notes in a private transaction with a group of investors which includes two directors. The conversion price on the notes is $2.60 and will bear interest at the rate of 7% per annum payable either in cash or stock. In addition the Company will issue 230,769 five year common stock warrants. Half of the warrants will be exercisable at $2.60 per share and half will be exercisable at $2.86 per share. In the event the Company does not close on this financing the Company will need to either raise other financing or significantly reduce its costs. The investors and the Company have agreed to attempt to close this transaction within approximately 5 to 10 days, although there can be no assurance it will be completed in such timeframe, or at all, or upon the terms as described above. It is intended that the securities issued in this transaction, including the shares issuable upon conversion or exercise of the notes and warrants, will be restricted securities under the terms of Regulation D, promulgated under the Securities Act of 1933, as amended, and may not be transferred or resold unless registered under the Securities Act or pursuant to an exemption thereunder.

      During the nine months ended March 31, 2003 the Company incurred a net loss of $6,958,179. Cash used in operating activities totaled $5,323,792 for the nine months ended March 31, 2003 compared to $6,003,316 used in operating activities for the year ended June 30, 2002. The Company's cash balance decreased from $2,269,353 to $1,890,874 from June 30, 2002 to March 31, 2003 mainly due to operating losses and investments in property, plant and equipment and software development and investments in affiliates. These uses of cash were offset by the private sale of common stock of $1,955,035 and the sale of convertible debentures of $3,700,000. Further, the Company's accumulated deficit has increased from $42,999,497 at June 30, 2002 to $50,127,766 at March 31,
2003. To date the Company has been largely dependent on its ability to sell additional shares of its common stock or other securities to obtain financing to fund its operating deficits. Under its current operating plan to introduce the new Authentidate technology, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of its products and the Company's ability to reduce overhead costs. Authentidate and it's related businesses, Trac Med and AG are currently cash flow negative and along with Corporate operations were responsible for the negative cash flow from operations for the nine months ended March 31, 2003. If the Company is unable to attain projected sales levels for Authentidate and related products during the next six months it may be necessary to raise additional capital to fund operations and meet its obligations. There is no assurance that such funding will be available, if needed. If the Company is unable to raise additional capital necessary to fund operations and is unable to attain projected sales levels for Authentidate and related products then it will implement cost reduction strategies including the possible shutdown or reduction of operations at Authentidate, AG or Trac Med.

      The Company has engaged an investment banking firm to assist the Company in arranging private financing as well as providing general advisory services to the Company. Further, the Company is exploring various alternatives for a strategic investment. If the Company is successful in raising additional capital it intends to use such proceeds to further develop the Authentidate technology and to fund the sales and marketing efforts of this product and related products such as Trac Med and AG as well as for general working capital purposes. Further, the Company would apply a portion of such proceeds to repurchase the shares of Series A Preferred Stock held by its Chief Executive Officer, as discussed in greater detail below. The agreement is not a commitment to provide financing and there can be no assurances that the Company will be successful in securing any equity or debt investments in the future.

      During the quarter ended March 31, 2003 the Company incurred a non-cash charge of $383,000 which represents the write off of its investment in a 50/50 joint venture known as Authentidate Sports, Inc. Authentidate Sports, Inc. has temporarily discontinued operations due to lack of sales and in order to reduce the Company's expenses. Authentidate Sports was accounted for as a non consolidated joint venture. The Company hopes to find a strategic partner in the collectibles industry but no assurances can be given that it will be successful and that Authentidate Sports will become operational again.

      During the quarter ended March 31, 2003, AHC acquired all of the outstanding shares of capital stock of its subsidiary, Trac Medical Solutions, Inc., previously held by four other shareholders. Prior to the acquisition, AHC owned 85.8% of the outstanding stock of Trac Med. As a result of the acquisition, AHC now owns 100% of Trac Med. Pursuant to the Stock Purchase Agreement dated as of March 13, 2003, AHC issued an aggregate of 130,000 shares of its common stock to the sellers, and also issued 20,000 options to purchase shares of common stock at an exercise price equal to the closing price of AHC's common stock as of the closing date of the transaction. In addition, the sellers may receive, up to an aggregate amount of 75,000 additional shares of common stock of AHC in the event that Trac Med achieves certain performance targets during this calendar year. In addition, the sellers agreed to place an aggregate of 52,000 shares of the AHC Common Stock issued to them into a six month escrow to provide for the potential breaches of representations and warranties contained in the Stock Purchase Agreement regarding the financial condition and operations of Trac Med. The parties completed the transaction effective on March 18, 2003. The acquisition does not have a material effect upon the financial condition of AHC.

      In April 2003, the non executive Directors approved a plan to purchase all of the outstanding Series A Preferred Stock from the Company's Chairman and Chief Executive Officer in exchange for loans owed to the Company by the Chairman and for cash. The Company's Series A Preferred Stock provides the holder with the ability to elect a majority of the Company's Board of Directors. The Company and its Chief Executive Officer have agreed on a total purchase price for this transaction of $850,000 which represents a discount as compared to the appraised value of the shares of Series A Preferred Stock of $1.1 million which was determined by an independent nationally recognized appraisal and valuation firm. The Company's Board ordered this valuation prior to agreeing upon the purchase price for the shares of Series A Preferred Stock. Of the purchase price to be paid, an amount equal to approximately $478,000 would be credited against the purchase price in order for the Chief Executive Officer to satisfy in full the amounts outstanding to the Company. The balance due to the Chief Executive Officer would be partially paid at closing and in monthly installments of $15,000 thereafter. The Company's repurchase of the Series A Preferred Stock, however, is subject to various conditions, including its receipt of the consent of the holders of its outstanding convertible debentures, shares of Series B Preferred Stock and Series C Preferred Stock in addition to its ability to successfully raise additional capital. The Company cannot guarantee that it will obtain the consent of all necessary security holders or that it will successfully raise additional capital.

      During the fiscal quarter ended September 30, 2002, we consummated a private placement of our securities pursuant to Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder. The securities offered have a purchase price of $3.03 per unit. We sold an aggregate of 660,077 units of our securities, each unit comprised of one share of common stock and one warrant to purchase .20 shares of common stock. The warrants are exercisable at $3.26 per share for a period of five years from the date of issuance. We received approximately an aggregate of $1,955,000 in net proceeds after payment of expenses. The proceeds were be used to fund business development, marketing and sales efforts for the Authentidate software services, along with our general working capital needs. A registration statement filed with the U.S. Securities and Exchange Commission was declared effective by the Commission during the quarter ending December 31, 2002 for these shares and the underlying warrant shares.

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

      The securities sold in this offering were restricted securities under the terms of Regulation D and may not be transferred or resold for a period of one year, except pursuant to registration under the Securities Act or an exemption hereunder. The Company filed a registration statement with the Securities and Exchange Commission to register the shares of common stock underlying the debentures and the warrants which was declared effective by the Commission during the quarter ended December 31, 2002.

      Below is a chart disclosing future minimum operating lease payments and aggregate principle maturities of long-term debt as of March 31, 2003, for the next five years.

                 LONG-TERM DEBT  OPERATING LEASES  CAPITAL LEASES(1)  CONVERTIBLE DEBENTURES (2)
For fiscal year
ending June 30,

2003              $    9,214          $230,355         $ 42,169
2004                  38,810           738,183          141,098
2005                  42,136           727,164           75,724
2006                  45,747           428,259           15,230            $ 3,700,000
2007                  49,668           148,805            4,984
Thereafter         1,105,407

(1) Capital lease payments include $49,240 of interest, excluding interest the future minimum lease payments total $229,965.

(2) Assumes the investors do not convert the debentures into the Company's common stock prior to the maturity date.

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

      We are the defendant in a third party complaint filed by Shore Venture Group, LLC in the Federal District Court for the Eastern District of Pennsylvania. The third party complaint was filed on May 7, 2001. Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleges a claim of breach of contract and seeks indemnification. There was a trial in October 2002 and we continue to await the judge's decision. Management believes that the claim will not have a material adverse impact on our financial condition, results of operations or cash flow.

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

ITEM 2. CHANGES IN SECURITIES ISSUANCE OF WARRANTS TO CONSULTANT

      During the quarter ended March 31, 2003 we issued 200,000 warrants to our public relations firm, exercisable for a period of four years from the option date at an exercise price of $3.10 per share. The Company recorded a non-cash expense of $138,000 in connection with these warrants using the Black Scholes Model.

      ACQUISITION OF TRAC MEDICAL SOLUTIONS, INC.

      During the quarter ended March 31, 2003, AHC acquired all of the outstanding shares of capital stock of its subsidiary, Trac Medical Solutions, Inc., previously held by four other shareholders. Prior to the acquisition, AHC owned 85.8% of the outstanding stock of Trac Med. As a result of the acquisition, AHC now owns 100% of Trac Med. Pursuant to the Stock Purchase Agreement dated as of March 13, 2003, AHC issued an aggregate of 130,000 shares of its common stock to the sellers, and also issued 20,000 options to purchase shares of common stock at an exercise price equal to the closing price of AHC's common stock as of the closing date of the transaction. In addition, the sellers may receive, up to an aggregate amount of 75,000 additional shares of common stock of AHC in the event that Trac Med achieves certain performance targets during this calendar year. In addition, the sellers agreed to place an aggregate of 52,000 shares of the AHC Common Stock issued to them into a six month escrow to provide for the potential breaches of representations and warranties contained in the Stock Purchase Agreement regarding the financial condition and operations of Trac Med. The parties completed the transaction effective on March 18, 2003. The acquisition does not have a material effect upon the financial condition of AHC.

ITEM 3      DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:

      The Company held its Annual Meeting of shareholders on February 10, 2003. As of the record date of November 27, 2002, there were 19,993,786 shares outstanding and eligible to vote at the Annual Meeting. At the Annual Meeting, shareholders approved the election of directors.

      Shareholders were requested to vote on the election of the following five directors, each of whom were elected by the shareholders:

Nominee               Votes Cast in Favor    Votes Against   Percentage in Favor
John T. Botti             18,014,589            144,582              90%
J. Edward Sheridan        18,043,692            115,479              90%
Charles C. Johnston       18,044,692            114,479              90%
Steven A. Kriegsman       17,933,097            307,546              90%
J. David Luce             18,044,302            114,869              90%

ITEM 5      OTHER INFORMATION:

     In April 2003, the non executive Directors approved a plan to purchase all of the outstanding Series A Preferred Stock from the Company's Chairman and Chief Executive Officer in exchange for loans owed to the Company by the Chairman and for cash. The Company's Series A Preferred Stock provides the holder with the ability to elect a majority of the Company's Board of Directors. The Company and its Chief Executive Officer have agreed on a total purchase price for this transaction of $850,000 which represents a discount as compared to the appraised value of the shares of Series A Preferred Stock of $1.1 million which was determined by an independent nationally recognized appraisal and valuation firm. The Company's Board ordered this valuation prior to agreeing upon the purchase price for the shares of Series A Preferred Stock. Of the purchase price to be paid, an amount equal to approximately $478,000 would be credited against the purchase price in order for the Chief Executive Officer to satisfy in full the amounts outstanding to the Company. The balance due to the Chief Executive Officer would be partially paid at closing and in monthly installments of $15,000 thereafter. The Company's repurchase of the Series A Preferred Stock, however, is subject to various conditions, including its receipt of the consent of the holders of its outstanding convertible debentures, shares of Series B Preferred Stock and Series C Preferred Stock in addition to its ability to successfully raise additional capital. The Company cannot guarantee that it will obtain the consent of all necessary security holders or that it will successfully raise additional capital.

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

      *99.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      *99.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      (1)   Date of Report - March 19, 2003

            Item(s) Reported - Item 5 - Other Events. Acquisition of outstanding shares of capital stock of majority owned subsidiary, Trac Medical Solutions, Inc.

SAFE HARBOR STATEMENT

      Certain statements in this Form 10-Q, including information set forth under Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of the DocStar, Authentidate and related product lines, competition, pricing, technological changes, technological implementation of the Authentidate business plan, the immediate need of capital and other risks as discussed in the Company's filings with the Securities and Exchange Commission, in particular its Annual Report on Form 10-K for the year ended June 30, 2002. the Registration Statements on Form S-3 declared effective on July 8, 2002, December 9, 2002 and December 11, 2002 all of which risk factors could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AUTHENTIDATE HOLDING CORP.
May 15, 2003                        /s/ John T. Botti
------------                        ----------------------------
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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Dennis H. Bunt
----------------------------
Dennis H. Bunt
Chief Financial Officer
Authentidate Holding Corp.