Form 10-K
period 2003-06-30
AUTHENTIDATE HOLDING CORP
filed 2003-09-29
CIK 885074

Click Here for Contents

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 2003

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to _____________

Commission File No. 0-20190

AUTHENTIDATE HOLDING CORP.

(Exact Name of Issuer as Specified in Its Charter)

Delaware	14-1673067

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2165 Technology Drive Schenectady, N.Y.	12308

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code (518) 346-7799

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (1229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2002): $58,901,483.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 20,477,741 as of September 12, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None

Table of Contents

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	71

iii

Back to Contents

PART I

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 1 (“BUSINESS”) AND ITEM 7 (“MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”), CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “BELIEVE,” “ANTICIPATE,” “THINK,” “INTEND,” “PLAN,” “WILL BE,” “EXPECT”, AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REGARDING FUTURE EVENTS AND/OR OUR FUTURE FINANCIAL PERFORMANCE ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL EVENTS OR OUR ACTUAL FUTURE RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES INCLUDE AMONG OTHER THINGS, THE AVAILABILITY OF ANY NEEDED FINANCING, OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN FOR VARIOUS APPLICATIONS OF OUR TECHNOLOGIES, THE IMPACT OF COMPETITION, THE MANAGEMENT OF GROWTH, AND OTHER RISKS AND UNCERTAINTIES THAT MAY BE DETAILED FROM TIME TO TIME IN OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THE SIGNIFICANT RISKS AND UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH STATEMENTS SHOULD NOT BE REGARDED AS A REPRESENTATION BY US OR ANY OTHER PERSON THAT OUR OBJECTIVES AND PLANS WILL BE ACHIEVED.

Item 1.	Description of Business

Introduction

Authentidate Holding Corp. (“AHC”), through its DocStar division and its subsidiaries DJS Marketing Group, Inc. (“DJS”), Authentidate, Inc., Authentidate International, AG and Trac Medical Solutions, Inc., are engaged in the following businesses:

•	the development, assembly and sale of document imaging software and systems;

•	the development and sale of authentication and security software products; and

•	the sale and integration of computer systems and related peripheral equipment, components, and accessories and the provision of network and internet services.

AHC was formerly known as Bitwise Designs, Inc. The name change was approved by our shareholders at our March 23, 2001 Annual Meeting.

Back to Contents

We established our DocStar division in 1996. Through our DocStar division, we develop document imaging software and market and sell the software products, either as a stand-alone product or integrated with hardware. Sales of our DocStar products are made through a national dealer network.

In March 1996, we acquired DJS (d.b.a Computer Professionals), a systems integrator and computer reseller in Albany, New York. DJS is an authorized sales and support provider for software products such as Microsoft Solutions and Lotus Notes and hardware items, including IBM and Compaq. DJS also provides information technology services in its market area of upstate New York.

We established our Authentidate subsidiary during the fiscal year ended June 30, 2000 to engage in the business of providing end users with a service providing for the storage, confirmation and authentication of electronic data and images. Authentidate is the process of selling its product to commercial and government customers.

On July 31, 2002, we entered into a strategic alliance agreement with the United States Postal Service to serve as the preferred provider of the USPS Electronic Postmark® (EPM) service. Under the terms of the agreement, our subsidiary, AuthentiDate, Inc., provides the management, technology and support for the United States Postal Service’s EPM system. The USPS Electronic Postmark® provides evidence that the content of a document or file existed at a specific date and time and is intended to protect the integrity of the document or file by ensuring that it cannot be altered without detection. The EPM uses our patent pending technology offering highly sophisticated encryption methodology ensuring document authenticity and is intended to be able to be added to any application regardless of the computing platform or operating system.

Subsequent to the formation of Authentidate, we established, with a German entity, Authentidate International, A.G., a German corporation, to market the Authentidate service in certain foreign countries, including the European marketplace. Authentidate International is based in the vicinity of Dusseldorf, Germany. In March 2002, Authentidate International became a wholly-owned subsidiary of AHC. Authentidate International is presently focused on selling its software solutions in Germany.

Our subsidiary, Trac Medical Solutions, Inc., has developed a business model applying the Authentidate technology to the medical supply industry relating to the automation and processing of Certificates of Medical Necessity (a “CMN”) and other medical forms. During the fiscal year ended June 30, 2003, Trac Medical Solutions was engaged in product and market development and began marketing and selling its service. In March 2003, we acquired all the outstanding stock of Trac Medical Solutions previously held by four other shareholders. Prior to the acquisition, we owned 85.8% of the oustanding stock of Trac Medical Solutions. As a result of the acquisition, we now own 100% of Trac Medical Solutions. The parties completed the transaction effective on March 18, 2003. The acquisition does not have a material effect upon our financial condition.

Back to Contents

We have been a 50% partner in a joint venture called Authentidate Sports, Inc., which was established during the fiscal year ended June 30, 2001. Our co-venturer was Internet Venture Capital, LLC, a partner experienced in the sports memorabilia industry. Through Authentidate Sports, we were developing a service to apply the Authentidate technology to the field of signature authentication as it relates to sports memorabilia and entertainment collectibles. During the fiscal year ended June 30, 2003, we ceased operations of Authentidate Sports due to its inability to generate meaningful sales. We may in the future revive the operations of Authentidate Sports if we are able to attract an industry partner.

AHC was organized in August 1985 and reincorporated under the laws of the state of Delaware in May 1992. Our executive offices are located at 2165 Technology Drive, Schenectady, New York 12308, and our telephone number is (518) 346-7799.

General Business Developments During the 2003 Fiscal Year

Repurchase of Outstanding Shares of Series A Preferred Stock

On June 20, 2003, we completed the repurchase of all of the outstanding shares of our Series A Preferred Stock, which shares were held by our Chairman and Chief Executive Officer, John T. Botti. Our outstanding shares of Series A Preferred Stock provided the holder with the ability to elect a majority of our Board of Directors. In consideration of our purchase of the shares of Series A Preferred Stock, we agreed on a total purchase price of $850,000. This final purchase price represents a discount as compared to the appraised value of the shares of Series A Preferred Stock of $1.1 million which was determined by an independent nationally recognized appraisal and valuation firm. As a condition of our repurchase of the shares of Series A Preferred Stock, Mr. Botti was required to repay all his outstanding loans to us from the proceeds realized from this transaction. As of the closing date, Mr. Botti had loans payable to us in the aggregate amount of approximately $485,000. We agreed with Mr. Botti to pay the balance of the purchase price as follows: an amount of $70,000 was paid on the closing date and we agreed to pay the remainder in monthly installments of $15,000, without interest, commencing in July 2003. The transaction was approved in April 2003 by the Audit Committee of our Board of Directors.

Consolidation of Authentidate Operations

On June 16, 2003, we announced that we will consolidate the sales, marketing, development and operations departments of two of our U.S. subsidiaries, AuthentiDate, Inc. and Trac Medical Solutions, Inc. as we believe these changes will reduce operating costs and increase the effectiveness of our marketing efforts. While AuthentiDate, Inc. will continue to focus on the development of the Electronic PostMark® (EPM®) and Trac Medical Solutions will continue its marketing efforts in the healthcare industry, the management of these two subsidiaries has been streamlined. John T. Botti, our Chairman and Chief Executive Officer, will serve as the President of Authentidate, Inc. and Jeffrey Frankel will continue to serve as the President of Trac Medical Solutions. Richard Reichgut will serve as the Vice President, Marketing for both companies and Dennis Bunt will continue to serve as the Chief Financial Officer for both companies. In addition, we also announced that the employment contract of Robert Van Naarden, who served as the chief executive officer of Authentidate, Inc., will not be renewed so as to allow him to pursue other endeavors. Mr. Van Naarden’s employment contract expired in July 2003. Pursuant to the terms of his expired employment agreement, Mr. Van Naarden will receive a severance benefit equal to twelve months of his base salary.

Back to Contents

Sale of Debentures and Warrants in Private Placement

On May 29, 2003, we completed the sale of a private financing in the amount of $2,725,300 of our securities to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D, promulgated thereunder. One investor in this financing serves as a non-executive member of our Board of Directors and a second investor is an affiliate of another non-executive member of our Board of Directors. We received net proceeds of approximately $2,600,000, after paying finders fees and expenses. We intend to use the proceeds primarily for working capital and general corporate purposes.

In the transaction, we sold $2,725,300 of convertible debentures and warrants to purchase an aggregate of 419,279 shares of common stock. The debentures are convertible into shares of our common stock at an initial conversion rate of $2.60 per share. The debentures are due three years from the date of issuance and accrue interest at the rate of 7% per annum, payable quarterly in arrears. At our option, the interest may be paid in either cash or additional shares of common stock. The warrants are exercisable for a period of five years from the date of issuance and fifty percent of such warrants are initially exercisable at $2.60 per share and the remaining warrants are initially exercisable at $2.86 per share. The conversion price of the debentures and exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock split, combination of shares or recapitalization.

We also issued five year warrants to purchase an aggregate of 36,923 shares of our common stock to three consultants in payment of their fee for services rendered in connection with this transaction, of which fifty percent are exercisable at $2.60 per share and fifty percent are exercisable at $2.86 per shares. The consultants also received a cash fee of $96,000, equal to 6% of the gross proceeds we received from the issuance of debentures and warrants to certain of the investors. The warrants issued to the consultants are on terms substantially similar to the warrants issued to the investors.

The securities sold in this offering are restricted securities under the terms of Regulation D and may not be transferred or resold for a period of one year, except pursuant to registration under the Securities Act or an exemption thereunder. We filed a registration statement with the Securities and Exchange Commission registering the shares of common stock underlying the debentures and the warrants in compliance with our obligations under a registration rights agreement entered into with the investors. This registration statement has been declared effective by the Commission.

Back to Contents

Acquisition of Trac Medical Solutions, Inc.

In March 2003, we acquired the remaining outstanding stock of our subsidiary, Trac Medical Solutions, Inc. previously held by four other shareholders. Prior to the acquisition, we owned 85.8% of the oustanding stock of Trac Medical Solutions. As a result of the acquisition, we now own 100% of Trac Medical Solutions. Pursuant to the Stock Purchase Agreement dated as of March 13, 2003, we issued an aggregate of 130,000 shares of our common stock to the sellers, and also issued 20,000 options to purchase shares of common stock at an exercise price equal to the closing price of our common stock as of the closing date of the transaction. In addition, the sellers may receive, up to an aggregate amount of 75,000 additional shares of our common stock in the event that Trac Medical Solutions achieves certain performance targets during this calendar year. The parties completed the transaction effective on March 18, 2003. The acquisition does not have a material effect upon our financial condition.

Amendment of Certificate of Designation of Series B Preferred Stock

On October 30, 2002, we filed a Certificate of Amendment of the Certificate of Designations, Preferences and Rights and Number of Shares of Series B Preferred Stock with the Secretary of State of the State of Delaware. The Amendment provides that the conversion rate applicable to the outstanding shares of Series B Preferred Stock will be fixed at $1.40. The conversion rate was initially equal to the lower of $1.875 and the average of the closing bid and asked prices of our common stock for the immediately preceding ten consecutive trading days ending one day prior to the notice of conversion; provided, however, that the conversion rate would not be below $0.875. Prior to the amendment, the outstanding shares of Series B Preferred Stock were convertible into a maximum of 800,000 shares of our common stock. Due to the amendment, the outstanding 28,000 shares of Series B Preferred Stock are presently convertible into an aggregate of 500,000 shares of our common stock. In consideration of obtaining the consent of the holder of the outstanding shares of our Series B Preferred Stock, we agreed that our right to redeem those shares would be deferred for a period of two years.

Sale of Debentures and Warrants in Private Placement

On October 25, 2002, we completed the sale of $3,700,000 of our securities to certain accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D, promulgated thereunder. We received net proceeds of approximately $3,400,000, after paying fees and expenses. We have used the proceeds for working capital and general corporate purposes.

In the transaction, we sold $3,700,000 of convertible debentures to three institutional investors and warrants to purchase an aggregate of 444,000 shares of our common stock. The debentures are convertible into shares of our common stock at an initial conversion price of $2.50 per share. The debentures are due three years from the date of issuance and accrue interest at the rate of 7% per annum, payable quarterly in arrears. At our option, the interest may be paid in either cash or additional shares of common stock. The warrants are exercisable for a period of four years from the date of issuance and are initially exercisable at $2.50 per share. The conversion price of the debentures and exercise price of the warrants are subject to adjustment in the event we issue common stock or securities convertible into common stock at a price per share of common stock less than the conversion price or exercise price on the basis of a weighted average formula. In addition the conversion price of the debentures and exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock split, combination of shares or recapitalization.

Back to Contents

The sale of the $3,700,000 of the securities constitutes the first tranche of a sale of such securities to the investors. The second tranche is expected to result in the sale of an additional $2,470,000 of the securities. The second tranche, however, will only be consummated if our common stock maintains a trading price at or above $3.00 per share for 15 consecutive trading days over the 12 months following the closing of the first tranche. Consummation of the second tranche is at our option. If there is a closing of the second tranche, the conversion price and exercise price of the Securities will be equal to $3.00 per share. As discussed below, we consummated the sale of the second tranche of securities on September 12, 2003.

We also issued to two consultants for services rendered in connection with this transaction five year warrants to purchase an aggregate of 86,863 shares of our common stock and a total cash fee of $222,000. The warrants issued to the consultants are exercisable at $2.50 per share and are on terms substantially similar to the warrants issued to the investors.

The securities sold in this offering are restricted securities under the terms of Regulation D and may not be transferred or resold for a period of one year, except pursuant to registration under the Securities Act or an exemption thereunder. We have filed a registration statement with the Securities and Exchange Commission to register the shares of common stock underlying the debentures and the warrants within thirty days of the closing date, which was declared effective by the Commission.

U.S. Postal Service Contract

On August 6, 2002, we announced that we entered into a strategic alliance agreement with the United States Postal Service to serve as the preferred provider of the USPS Electronic Postmark® (EPM) service. Under the terms of the agreement, our subsidiary, AuthentiDate, Inc., will provide the management, technology and support for the United States Postal Service’s EPM system.

The USPS Electronic Postmark® provides evidence that the content of a document or file existed at a specific date and time and is intended to protect the integrity of the document or file by ensuring that it cannot be altered without detection. The EPM uses our patent pending technology offering highly sophisticated encryption methodology ensuring document authenticity and is intended to be able to be added to any application regardless of the computing platform or operating system.

The agreement, entered into on July 31, 2002, provides that Authentidate and USPS will agree within thirty days of the effective date of the Agreement for a plan for launching the EPM system. The agreement provides for revenue sharing between the parties based on gross revenue.

Back to Contents

The initial term of the agreement commences on the effective date and expires five years thereafter, unless terminated as provided therein. Upon mutual agreement of the parties, the agreement may be extended for three additional three-year terms, unless sooner terminated. The aggregate term of the agreement shall in no event exceed a total of fourteen years. The agreement may be terminated, among other reasons, by the mutual agreement of the parties, upon the material breach of the Agreement by either party or, subject to certain conditions, by either party at its convenience.

Zylab International Transaction

On January 9, 2002, we announced that we had entered into a letter of intent to acquire the assets of Zylab International, Inc., a privately owned company based in Germantown, Maryland for shares of AHC common stock. The letter of intent contemplated that the purchase price will range between a minimum of 725,000 and a maximum of 1,000,000 shares of AHC common stock. Pursuant to the letter of intent, we loaned to Zylab an aggregate principle amount of $500,000, which loan was collateralized by all of the assets of Zylab, including its intellectual property. As of June 30, 2002, Zylab had defaulted on the notes. On September 23, 2002, we closed on a transaction pursuant to which our loan was repaid on the following terms. Zylab made payment to us of $350,000 in cash and $50,000 in prepaid license fees for a product DocStar licenses from Zylab. Accordingly, our planned acquisition of Zylab has been cancelled.

Private Placements of Units

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

We received approximately an aggregate of $1,950,000 in net proceeds after payment of expenses. The proceeds of these transactions have been used to increase the business development, marketing and sales efforts for the Authentidate services, along with our general working capital needs.

The securities issued in this offering are restricted securities and may not be sold or transferred except pursuant to registration under the Securities Act or an exemption therefrom. We filed a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock contained in the units, including the shares underlying the warrants, which was declared effective by the Commission.

Back to Contents

Subsequent Events

Sale of Convertible Debentures

On September 12, 2003, we completed the sale of $2,470,000 of our securities to certain accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder. The sale of these securities constitutes the second tranche of a sale of such securities to these investors, the first tranche of which was completed in October 2002. We received net proceeds of approximately $2,300,000, after paying fees and expenses, and intend to use the proceeds for working capital and general corporate purposes.

In the transaction, we sold $2,470,000 of convertible debentures to the investors and warrants to purchase an aggregate of 247,000 shares of Common Stock. The debentures are convertible into shares of our common stock at an initial conversion price of $3.00 per share and the warrants are exercisable into shares of common stock at an initial price of $3.00 per share. The other terms and conditions of the debentures and warrants are the same as set forth in the debentures and warrants issued in the first tranche of this transaction in October 2002.

We also issued five year warrants to purchase an aggregate of 49,400 shares of our common stock to certain consultants for services rendered in connection with this transaction which are exercisable at $3.00 per share. The consultants also received a cash fee equal to 6% of the gross proceeds that we received.

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

Private Sale of Common Stock

On September 22, 2003, subsequent to the sale of the $2,470,000 of debentures and warrants, we sold 166,667 shares of our common stock and issued warrants to purchase 50,000 shares of our common stock to an accredited investor for an aggregate purchase price of $500,000. The warrants are exercisable into shares of common stock at an initial price of $3.00 per share and all of the securities issued in this transaction are subject to a twelve month lock-up period during which the investor may not sell or otherwise transfer the securities. The securities sold in this offering are restricted securities pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder and may not be transferred or resold for a period of one year, except pursuant to registration under the Securities Act or an exemption thereunder. We agreed to file a registration statement with the Securities and Exchange Commission to register the shares of common stock issued in this transaction within thirty days of the closing date. If the registration statement is not timely filed or is not declared effective within sixty days (or within 120 days in the event of a Commission review) following the closing date, then we shall pay to the investors penalties equal to 2% of the proceeds per each month that we are not in compliance with these registration covenants. We also issued warrants to purchase an aggregate of 10,000 shares of our common stock to a consultant for services rendered in connection with this transaction which are exercisable at $3.00 per share. The consultant also received a cash fee equal to 6% of the gross proceeds that we received.

Back to Contents

INDUSTRY OVERVIEW

Along with our subsidiaries and our DocSTAR division, we offer the following suite of products and services:

•	document imaging software and systems;

•	authentication and security software services; and

•
the sale of personal computers, workstations and portable personal computers as well as microcomputer peripherals, networks, components accessories, Internet/Intranet development and Internet and network services.

While the market for our products and services is highly competitive and rapidly changing, these markets have experienced significant growth over the last decade, and we believe such growth will continue. The authentication software market is a relatively new market which is still developing. We currently face limited competition in this sector.

Document Imaging Software Systems

In January, 1996, we introduced our document imaging system on a national level under the trade name DocStar. We design, develop and assemble the DocStar system and related software which enables users to scan paper documents onto an optical disk, hard disk drive or other storage medium from which they can be retrieved in seconds. The DocStar product line is intended to provide a cost effective method of reducing the space necessary to store documents while granting a user the ability to instantly retrieve documents. We sell the DocStar software as a stand-alone product or as part of an integrated system along with hardware devices.

We believe that the document imaging software market will continue to be one of our primary businesses and a basis for growth during the next few years. This is an evolving market which is expected to experience significant growth in the future and we believe that this market can provide us with significant profits. However, there can be no assurance that our efforts in this market will result in profits, income or significant revenues to our business.

Back to Contents

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

In July 2003, we entered in to a strategic alliance agreement with the U.S. Postal Service to offer the USPS Electronic Postmark® (EPM®), primarily through Microsoft Corporation’s Office® products. In order to facilitate this product launch, we entered into development and promotional agreements with Microsoft Corporation and an affiliate of Microsoft in order to create the necessary software interfaces to Microsoft Office®. We anticipate a general release of this product during the first half of the fiscal year ending June 30, 2004.

We have also established and operate the following subsidiaries to develop and sell software-based authentication services:

•
Authentidate International, A.G. – a wholly-owned subsidiary originally established as a joint venture during the fiscal year ended June 30, 2000, to market the Authentidate service in certain foreign countries; and

•
Trac Medical Solutions, Inc. – a wholly-owned subsidiary established during the fiscal year ended June 30, 2001 to develop a service based on the Authentidate technology designed to enable the electronic processing of Certificates of Medical Necessity and other medical forms.

Computer Products/Services

Computer Products and Integration Services

Our subsidiary, DJS, purchases personal computers and peripheral computer products from many different suppliers. Peripheral computer products are products that operate in conjunction with computers, including but not limited to, printers, monitors, scanners, modems and software. DJS, a systems integrator, configures various computer hardware and peripheral products such as software together, to satisfy a customer’s individual needs. We believe the market for personal computers and computer integration services will continue to grow the next several years. However, DJS continues to focus on the services aspect of its business, which generates higher profit margins.

Back to Contents

Network Services

DJS also designs and installs network systems which involves the installation of network software on a fileserver computer with less powerful computers sharing information from the fileserver. Applications that the network system provides include E-mail, accounting systems, word processing, communication and any other applications that require the sharing of information. Although management believes that designing and installing network systems may be an area of growth for DJS, there can be no assurance that growth in the network market will continue.

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

Our DocStar product line consists of our proprietary software and may include a personal computer or other hardware devices to create an integrated product. This system can be utilized as a “stand-alone” system or as part of a network installation. We consider our DocStar division to be a software business. While, we will sell the hardware in order provide the customer with a “turn-key” system, if requested by a customer, we believe that it is the software employed in the DocStar system which differentiates us from our competitors. During the 2003 fiscal year, we released a new version of the DocStar software, as well as additional modules.

Back to Contents

The operation of a document management system is similar to the operation of a facsimile machine. Documents are fed into an optical scanner that reads the documents and stores the information on one of several alternative mass storage devices. Documents can also be transmitted from or to the system via facsimile machine or over the Internet. Documents can be retrieved almost instantaneously for viewing, printing or faxing thereby offering a significant time-saving tool to the modern office.

We design and assemble the DocStar product line, the main components of which are a proprietary software package and, in the event the end user desires an integrated hardware/software solution, a personal computer or other hardware devices. The DocStar software controls scanning, indexing, storage and reproduction. We purchase hardware devices, such as scanners and laser printers, from unaffiliated third parties and assemble the integrated system. The software utilized in DocStar consists of various versions of existing software from other developers, as well as software we have developed. We offer the DocStar System in several models, which offer different storage options and processing speeds. We also sell optional software modules to enhance an end user’s document imaging system and additional software upgrades and licenses which involve no hardware or computer parts.

We market our DocStar products through a national dealer network of approximately 100 dealers and anticipate the addition of several new dealers in future fiscal quarters to expand into markets not currently served. While we have entered into relationships with new dealers during the past fiscal year, the overall number of dealers in our network has remained relatively constant due to our termination of under-performing dealers. We own and manage one dealership in the Albany, New York region, which also serves as a test market for new applications and software.

Backlog

We normally ship products within 5 days after receipt of an order and typically have no more than two weeks of sales in backlog at any time. The amount of backlog fluctuates but usually is not material.

Research and Development

The market for our products is characterized by rapid technological change involving the application of a number of advanced technologies, including those relating to computer hardware and software, mass storage devices, and other peripheral components. We believe that software upgrades and enhancements are keys to our success. Our ability to be competitive depends upon our ability to anticipate and effectively react to technological change, as well as the application requirements of our customers.

Back to Contents

Since inception, we have devoted efforts to research and development activities in an effort to improve our current software and introduce new modules and products. Current development efforts are directed toward improving ease of use, adding system enhancements and increasing performance. Product development expense for document imaging was $239,603, $88,027 and $92,754 for fiscal years 2003, 2002 and 2001, respectively. We will continue to improve our document imaging software in an effort to satisfy the needs of a dynamic marketplace.

Quality Control and Service

For Software-Only Sales:

We copy the software on to blank disks purchased from third party vendors from our master disk, which is fully-tested. Disks are packaged with software documentation and shipped to our dealers. Our master disks are continuously tested and updated by our research and development department.

For Integrated Software/Hardware Systems:

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

Third, each complete unit is “burned-in” from eight to twelve hours. This process involves running a component test program which sequentially tests each memory bit, processor circuit, and drive memory track to verify correct operation in a temperature-controlled chamber. This test is repeated continuously over the burn-in period. Since electronic components have their greatest failure risk during the first few hours of active operation, management believes that the burn-in process reveals most faulty components before they reach the end user.

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

Back to Contents

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

All peripheral computer products available through us, such as monitors and scanner/printer units, are manufactured by third parties. If requested by customers, we will assemble the computer for the DocStar system.

Patents and Trademarks

We have, along with our Authentidate subsidiary, four patents pending concerning the technology and one patent pending for business processes underlying the Authentidate product line and have registered the logos “DocStar” and “Authentidate” as trademarks. No assurance can be given that registration will be effective to protect our trademarks. We believe our tradename and patents are material to our business.

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

Our products are usually sold on credit terms or through a floor planning finance company (to qualified accounts), and are warranted against defects in materials and workmanship for a period of 13 months from purchase. We currently employ six regional sales managers to cover the significant markets of the country, a national sales director and a new dealer recruiter. No customer or distributor accounted for more than 10% of our total consolidated net sales in the fiscal years ended June 30, 2003, 2002 or 2001, except that one customer accounted for more than 10% of DocSTAR’s total net sales during the fiscal year ended June 30, 2003.

Competition

The market for our products is rapidly changing and highly competitive. The competition is direct (i.e., companies that make similar products) and indirect (i.e., companies that participate in the market, but are not our direct competitors). We compete with major document imaging companies such as Laserfiche, Docuware and Alchemy. Many of our current and prospective competitors may have significantly greater financial, technical, manufacturing and marketing resources, as well as a larger installed base, than us.

Back to Contents

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

AUTHENTIDATE BUSINESS LINES

Authentidate, Inc.

During the fiscal year ended June 30, 2000, we established a majority owned subsidiary named Authentidate, Inc., to engage in a new business line of providing end users with a software-based service which will:

•	accept and store electronic images from networks and personal computers throughout the world and from different operating systems via the Internet;

•	indelibly date and time stamp all electronic images received using a secure clock;

•	allow users to transmit only the “secure codes” to Authentidate fileservers while maintaining the original within the customers “firewall”; and

•	allow users to prove authenticity of time, date and content of stored electronic documents.

At our annual meeting of shareholders, held on March 23, 2001, our shareholders approved a proposal to acquire the outstanding minority interests of our Authentidate, Inc. subsidiary in exchange for securities of our company on a 1.5249:1 basis. Pursuant to this exchange offer, we presently own approximately 98% of the outstanding capital stock of Authetnidate.

Back to Contents

Authentidate International, AG

We formed a joint venture in March, 2000, known as Authentidate International, AG, with a German company to develop the Authentidate software in foreign languages and to market that product outside the Americas, Japan, Australia, New Zealand and India. This company is generating sales in the German maket. On March 15, 2002, we consummated the acquisition of the outstanding capital stock of Authentidate International not owned by us and presently own all of the capital stock of this company.

Trac Medical Solutions, Inc.

We established Trac Medical Solutions, Inc. as WebCMN, Inc., in March, 2001 in order to develop a service to facilitate the processing of Certificates of Medical Necessity and other medical forms for the medical equipment supplier industry. WebCMN changed its corporate name to Trac Medical Solutions, Inc., in connection with its acquisition of various intellectual property and other assets in October, 2001, including the trademark “Trac Medical” and a patent application related to the business model it is developing. Through Trac Medical Solutions, we are developing a service offering which incorporates our proprietary Authentidate software that is designed to enable users to accurately and efficiently process Certificates of Medical Necessity, which are required to be submitted by suppliers of medical devices in order to obtain insurance reimbursement from Medicare and other third party payors for such products. This service is intended to reduce the time period for reimbursement currently experienced by medical device suppliers. During the fiscal year ended June 30, 2003, Trac Medical Solutions was primarily engaged in the market and product development stage. Minor sales were realized in the 2003 fiscal year and significant sales growth is expected during the current fiscal year. Trac Medical Solutions markets its service under the trademark CareCert™.

In March 2003, we acquired all the outstanding stock of our subsidiary, Trac Medical Solutions, Inc. previously held by four other shareholders. Prior to the acquisition, we owned 85.8% of the oustanding stock of Trac Medical Solutions. As a result of the acquisition, we now own 100% of Trac Medical Solutions. The parties completed the transaction effective on March 18, 2003. The acquisition does not have a material effect upon our financial condition.

Products

The Authentidate product, marketed as the Enterprise Edition, was released for sale in May, 2001. We contemplate that product integration development work will be necessary for many applications or customers. We realized minor revenue during fiscal year ended June 30, 2003. In August 2002, we announced that we entered into an agreement with the United State Postal Service to market the USPS Electronic Postmark Service® (“EPM®”). The EPM employs our patent pending technology to ensure document authenticity. We also entered into development and promotional agreements with Microsoft Corporation and a Microsoft affiliate during the 2003 fiscal year in order to create the interfaces between the EPM and Microsoft software products, including Microsoft Office. We expect that the integrated product will be released during the first or second quarter of the 2004 fiscal year. We anticipate generating revenue from this arrangement during the 2004 fiscal year.

Back to Contents

Authentidate International has marketed the Authentidate technology in the European marketplace and during the fiscal year ended June 30, 2003, entered into revenue generating agreements for its technology solutions. Currently, Authentidate International has entered into over twenty revenue-generating agreements with its customers.

Trac Medical Solutions commenced marketing its service, CareCert™, during the fiscal year ended June 30, 2003. Trac Medical entered into its first commercial agreements with medical device suppliers and realized revenue from these relationships during the 2003 fiscal year. Trac Medical expects to enter into similar agreements with other suppliers during the 2004 fiscal year.

Research and Development

The Internet market is characterized by rapid technological change involving software, hardware and communication technologies. Our ability to be competitive depends upon our ability to anticipate and effectively react to technological change on the Internet as well as constantly changing market conditions for the evolving Internet market place. Current development efforts are directed to enhancing the current product and integrating this product into customer applications. We have a policy of capitalizing product development expenses and amortizing those expenses over the anticipated useful life. We have expensed $2,295,174, $2,082,146 and $1,128,885 as product development expenses related to our Authentidate technology in the years ended June 30, 2003, 2002 and 2001, respectively.

Development and Suppliers

We have engaged AT&T, Inc., to provide and maintain a secure hosting center at a facility in New York State from where the Authentidate product line and the EPM service offering will operate. Trac Medical has retained a hosting center in Raleigh, North Carolina to maintain its secure hosting center. Authentidate International has retained a hosting center in Europe to maintain its secure data center. We believe that there are sufficient alternative suppliers of these services. We initially retained third party consulting firms to program and develop both the Authentidate Enterprise Edition and CareCert software products. Currently, we have employed our own staff of software developers, augmented by third party consultants, to complete the development and design improvements to both of these products. Our software products incorporate products and services which we license from unaffiliated third parties. We believe that adequate alternative suppliers of these products and services exist on commercially reasonable terms so as to mitigate any adverse impacts caused by the termination of any of our existing relationships.

Patent and Trademarks

Along with AHC, Authentidate has four patents pending concerning the technology and one patent pending regarding business processes, underlying the Authentidate product line and has registered the trademark “Authentidate” and have sought to register three additional trademarks. Further, the mark “Authentidate” has also been registered in Germany and Europe. In addition, in connection with our Trac Medical business line, we have two patents pending, have registered the trademark “Trac Medical” and have sought to register six additional trademarks, including the mark CareCert. No assurances can be given that the registration will be effective to protect our trademarks.

Back to Contents

Other companies operating within our business segment may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how. In addition, there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce our rights under any patent. Although we believe that the products we sell do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has or may occur. We are aware of a patent issued in May 2002 to an agency of the Federal government which may conflict with our patent applications. We are continuing to investigate the possible conflict and will seek the advice of patent counsel to determine our proper course of action. In the event that products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or obtain a license for the manufacture and/or sale of such products. There can be no assurance that, in such an event, we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. Moreover, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. In addition, if our products or proposed products are deemed to infringe upon the patents or proprietary rights of others, we could, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business.

Sales and Marketing

Authentidate and Authentidate International market the service directly to corporate and government accounts using a combination of direct sales and indirect sales. Authentidate also plans to market the USPS EPM product to corporate and government accounts. Authentidate and Authentidate International expect to use a combination of terms, usage fees, flat fees and license fees to generate revenue. Trac Medical Solutions markets its service offering to medical home care suppliers and uses a fee structure similar to Authentidate to generate revenues.

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

Back to Contents

Employees

Currently, Authentidate has 12 employees, Authentidate International has 18 employees and Trac Medical Solutions has 7 employees. None of these employees are represented by a collective bargaining agreement. We believe that our employee relations are satisfactory.

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

DJS MARKETING GROUP, INC.

DJS (d/b/a “Computer Professionals”) is a network and systems integrator of computer and peripheral products for a variety of customers, including corporations, schools, government agencies, manufacturers and distributors. DJS is a prominent systems integrator in the Albany, New York region.

DJS provides network integration, Internet/Intranet development, accounting solutions, service, consultation, document management and video conferences. DJS also services the products it sells by employing factory trained computer technicians and network engineers.

Products and Services

Computer Products and Integration Services

DJS purchases personal computers and peripheral computer products from many different suppliers. Peripheral computer products are products that operate in conjunction with computers, including but not limited to, printers, monitors, scanners, modems and software. DJS configures various computer hardware and peripheral products such as software together, to satisfy a customer’s individual needs.

System Integration Services

DJS focuses its integration services on three general practice areas: enterprise security, enterprise storage and remote access. DJS’s network integration group designs, implements, installs, manages and supports enterprise networks with products from Novell, Microsoft, Citrix, Compaq, Cisco and others. Applications that the network system provides include security, remote access storage, E-mail, accounting systems, word processing, communication and any other applications that require the sharing of information. DJS designs customized solutions for its clients with precise objectives and its engineers analyze hardware, software, and cabling to ensure effective and affordable solutions.

Back to Contents

Service and Consultation

DJS’s service department is authorized to repair and maintain all major brand products sold by DJS, including warranty and post-warranty equipment. DJS generally guarantees a four (4) hour response time for all service calls, with an average resolution time of next day.

DJS’s engineers also provide complete system configuration services, which includes installation of all hardware, including memory, disk drives, network or communication adapters, as well as any associated software or driver. All units are thoroughly tested after configuration and all malfunctioning units are eliminated.

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

Sales and Marketing

DJS markets its products and services throughout New York State, parts of Vermont and Massachusetts. DJS intends to expand its national and international sales and marketing departments. Clients include corporations, small office/home office owners, schools, government agencies, manufacturers and distributors. One customer, Booz-Allen & Company, represented approximately 73% of DJS’ sales for the fiscal year ended June 30, 2003. Sales to this customer represented approximately 50% of our consolidated net sales during the 2003 fiscal year. Sales to this customer primarily consisted of low-margin hardware and software products. The gross profits realized by DJS from sales to this customer were approximately $625,000 out of a total consolidated gross profit of $6.1 million, for the fiscal year ended June 30, 2003.

Competition

DJS is one of the oldest and largest network and systems integrators in the Capital District of Albany, New York, and works on many diverse platforms. While management believes that no other computer company in the Albany, New York region offers the extensive services that DJS offers, DJS faces competition in computer sales, service and support in its market from companies such as include P&J Computers, ATEC Group and IP Logic. Some of our competitors may have significantly greater financial, technical and other resources than us.

Back to Contents

Employees

DJS has 22 full-time staff members, including one executive officer. None of the employees of DJS are represented by a collective bargaining agreement. DJS believes that its employee relations are satisfactory.

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

We incurred losses of $9,839,309, $9,951,402 and $9,340,103 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. We have incurred significant costs developing our Authentidate related services and will continue to incur these costs in the future as we attempt to increase market awareness and sales. We have also incurred significant costs to date in establishing and maintaining the distribution channels for our DocStar products and will continue to incur such costs in the future. In the event we determine to expand our distribution channels, these costs would be expected to increase. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line and the competitive environment in which we operate. There can be no assurance that we will be able to achieve profitable operations in future operating periods.

We have limited working capital and may need additional funds to finance future operations.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon public offerings and private placements of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to promote and market the Authentidate product line, including the offerings of our Trac Medical Solutions subsidiary and to continue to promote our DocStar products. Due to these expenditures, we have incurred significant losses to date. For the fiscal years ended June 30, 2003, June 30, 2002 and June 30, 2001, we used $5,189,117, $6,056,427 and $1,391,651 in cash from operating activities, respectively. If the revenue generated from our Authentidate-related products is less than anticipated, the carrying value of the goodwill costs may be impaired and require an impairment charge in the future.

Back to Contents

During the fiscal year ended June 30, 2003, we consummated three separate private placements of our securities and received a net aggregate amount of approximately $8,100,000 from such transactions. In July, 2002, we commenced a private placement of units of our securities, each unit consisting of one share of common stock and warrants to purchase 0.20 shares of common stock. The offering expired on August 31, 2002 and we received an aggregate amount of gross proceeds $2,000,035 in this offering. On October 25, 2002 we sold an aggregate principal amount of $3,700,000 of convertible debentures and issued 444,000 common stock purchase warrants to the investors. In May, 2003 we sold an additional aggregate principal amount of $2,725,300 of convertible debentures and issued an aggregate of 419,279 common stock purchase warrants to the investors. Subsequent to June 30, 2003, we completed the sale of an additional $2,470,000 of convertible debentures and 247,000 warrants to the same investor group who purchased the $3,700,000 of debentures in October 2002 and thereafter sold $500,000 of common stock and 50,000 warrants to an additional investor.

We expect the net proceeds received from these offerings, along with revenues derived from our forecasted operations for fiscal 2004, to satisfy our cash needs for a period of twelve months from the most recent fiscal year end (June 30, 2003). If we are unable to attain projected sales levels for Authentidate, Authentidate International and Trac Medical, it may be necessary to raise additional capital to fund operations to meet our obligations. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. In the event such funds are not available, we will be forced to implement cost reduction strategies during fiscal 2004, including the reduction of corporate expenses such as salaries, marketing and professional fees and other costs and the possible shutdown or reduction of operations at Trac Medical Solutions, Authentidate or Authentidate International.

If the United States Postal Service cancels our agreement, we will not generate significant revenue from our Authentidate business and will need to incur additional costs in our efforts to successfully commercialize this product.

We entered into the strategic alliance agreement with the United States Postal Service to incorporate our Authentidate service into their Electronic Postmark® Service. The Postal Service has the right to cancel the contract in the event we are unable to perform our obligations and, after six months from the effective date of the agreement, the Postal Service may terminate the agreement at its convenience. If the Postal Service terminates the agreement, we will not generate any meaningful revenue from the relationship and will not recoup valuable time and resources expended in negotiating and consummating the agreement. Further, if we are unable to commence realizing revenue from our Authentidate service, we will incur additional costs in developing our product and exploring alternative avenues in which to successfully market this product. This would further strain our cash resources and may force us to reduce current and proposed operations in an effort to conserve our cash resources.

Back to Contents

We have incurred significant additional costs concerning our international operations and may incur additional costs in the future.

On March 15, 2002, we consummated a transaction to acquire all of the outstanding capital shares of Authentidate International, AG held by our co-venturers. Pursuant to the Stock Purchase Agreement, we repurchased all of the outstanding shares of Authentidate International in exchange for an aggregate of 1,425,875 shares of our common stock and warrants to purchase 100,000 shares of our common stock. In connection with this transaction, certain of the sellers also surrendered to us for cancellation an aggregate of 250,000 warrants to purchase shares of our common stock which were previously issued to them. There can be no assurances, however, that Authentidate International will achieve profitability. As the sole owner of Authentidate International, we may incur additional expenses in operating Authentidate International. During the fiscal year ended June 30, 2003, we advanced approximately $1,700,000 to this subsidiary. Further, we entered into an employment agreement with Mr. Jan C.E. Wendenburg, pursuant to which Mr. Wendenburg will serve as the Chief Executive Officer of Authentidate International, AG, for a three year term. In consideration of his services, Mr. Wendenburg received an initial base salary of US$200,000 and was granted options to purchase 184,000 shares of our common stock. We have also issued additional stock options to other employees of Authentidate International, AG.

We may acquire additional companies which may result in adverse effects on our earnings and which may adversely affect our management and operating systems.

As described above, we have consummated the transaction to acquire Authentidate International, AG and recently acquired the outstanding minority interest of Trac Medical Solutions, Inc. Due to the resources devoted to these transactions and that we may devote to other acquisitions that we may consummate, such events may have an adverse effect on our liquidity and earnings and may be dilutive to our earnings. Further, in the event that we consummate an acquisition or obtain additional capital through the sale of debt or equity to finance an acquisition, our shareholders may experience dilution in their shareholders’ equity. Additionally, by growing through acquiring other companies, significant demands are being made on our management, operations and resources, including working capital. If we are not able to effectively manage our growth, our business and operations will be materially harmed. To manage growth effectively, we will be required to continue to improve our operational, financial and managerial systems, procedures and controls, hire and train new employees while managing our current operations and employees.

The grant we received in connection with the construction of our headquarters requires us to meet certain thresholds, the attainment of which may significantly increase our operating costs.

Back to Contents

In June 1999, we completed construction of a new office and production facility in Schenectady, New York for approximately $2,300,000, which was financed with a $1,000,000 grant from the Empire State Development Corporation (an agency of New York state) and a mortgage loan from a local financial institution. The grant stipulates that we are obligated to achieve certain annual employment levels between January 2002 and January 2005. While we have not currently achieved the agreed upon employment levels, we expect to achieve such levels by 2005. In order to achieve the employment levels required by the grant, we would incur substantial additional operating costs in connection with the salaries and benefits to be received by the additional employees. In the event we do not achieve the stipulated employment levels, some or all of the grant will have to be repaid. In the event some or all of the grant will be required to be repaid, we will either seek refinancing from a financial institution, sell the building or pay the amounts due out of our cash reserves. We are currently in negotiations with the relevant state agency to restructure the grant terms to provide for a lower employment threshold. We expect to repay a percentage of the grant to the agency in consideration for this modification.

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

Back to Contents

We do not have patents on all the technology we use which could harm our competitive position.

We do not currently hold any patents and the technology embodied in some of our current products cannot be patented. We have four patents pending for the innovative technology underlying the Authentidate business plan that can verify the authenticity of digital images by employing a secure clock to stamp the date and time on each image captured and have one patent pending concerning the associated business process. We also have an additional patent application pending related to our Trac Medical Solutions, Inc., business model. We have also registered as trademarks the logos “DocStar” and “Authentidate” and acquired the registered trademark “Trac Medical”. We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file a patent application for any new products we may develop, to the extent any technology included in such products is patentable, if any. There can be no assurance that any patents in fact, will be issued or that such patents will be effective to protect our products from duplication by other manufacturers. In addition, there can be no assurance that any patents that may be issued will be effective to protect our products from duplication by other developers.

Other companies operating within our business segment may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how. In addition, there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce our rights under any patent. Although we believe that the products we sell do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has or may occur. We are aware of a patent issued in May 2002 to an agency of the Federal government which may conflict with our patent applications. We are continuing to investigate the possible conflict and will seek the advice of patent counsel to determine our proper course of action. In the event that products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or obtain a license for the manufacture and/or sale of such products. There can be no assurance that, in such an event, we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. Moreover, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. In addition, if our products or proposed products are deemed to infringe upon the patents or proprietary rights of others, we could, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business.

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

Back to Contents

Our Authentidate business, including the product offered by Trac Medical Solutions, is a new business line and the level of competition across the product line is unknown at this point in time. There can be no assurances, however, that any of the Authentidate products, including the USPS EPM, will achieve market acceptance.

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

Our success is largely dependent upon the services of our Chairman of the Board and President, John T. Botti. The loss of his services would have a material adverse affect on our business and prospects. We have entered into a three-year employment agreement with Mr. Botti, which was renewed in January 2003 for a one-year renewal term and which will expire in January, 2004. We are currently negotiating the terms of a new employment agreement with Mr. Botti, the terms of which have not yet been finalized. We have obtained, for our benefit, “key man” life insurance in the amount of $1,000,000 on Mr. Botti’s life.

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

Our Common Stock is listed for trading on the Nasdaq National Market. In order to continue to be listed on Nasdaq, however, we must meet certain criteria, including one of the following:

•	maintaining stockholders’ equity of $10,000,000, a minimum bid price of $1.00 per share and a market value of its public float of $5,000,000; or

•	having a market capitalization of at least $50,000,000, a minimum bid price of $1.00 per share and a market value of its public float of $15,000,000.

Back to Contents

On June 30, 2003, our closing bid price was $3.51. The dilution to our shareholders which could be caused by the widespread conversion of the Series B and Series C Preferred Stock as well as our outstanding convertible debentures could cause the per share value of our common stock to drop below the minimum bid of $1.00 required for continued listing. As of June 30, 2003, we had stockholders’ equity of $13,868,650 and as of June 30, 2003 the market value of our public float was approximately $68,619,489.

In the future, if we should fail to meet Nasdaq maintenance criteria, our Common Stock may be delisted from Nasdaq, and trading, if any, in our securities would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities.

Although we anticipate that our common stock will continue to be listed for trading on Nasdaq, if the common stock were to become delisted from trading on Nasdaq and the trading price of the common stock was below $5.00 per share on the date the common stock was delisted, trading in such securities would also be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell their securities in the secondary market.

Our Series B Preferred Stock financing may result in dilution to our common shareholders.

Dilution of the per share value of our common shares could result from the conversion of most or all of the Series B Preferred Stock we sold in a private placement in October 1999. There are currently outstanding 28,000 shares of our Series B Preferred Stock. The holders of our outstanding shares of Series B Preferred Stock may convert these shares into shares of our common stock at a conversion price equal to $1.40. As of October 29, 2002, we obtained the consent of this holder to amend the Certificate of Designations, Preferences and Rights and Number of Shares of Series B Preferred Stock in order to fix the conversion rate at $1.40. Prior to this amendment, the conversion rate was equal to the lower of $1.875 and the average of the closing bid and asked prices of our common stock for the immediately preceding ten consecutive trading days ending one day prior to the notice of conversion; provided, however, that the conversion rate would not be below $0.875. Accordingly, the outstanding 28,000 shares of Series B Preferred Stock are presently convertible into an aggregate of 500,000 shares of our common stock. Prior to the amendment, the outstanding shares of Series B Preferred Stock were convertible into a maximum of 800,000 shares of our common stock. In consideration of obtaining the consent of the holder of the outstanding shares of our Series B Preferred Stock, we agreed that our right to redeem those shares would be deferred for a period of two years.

Back to Contents

Even though our ability to fix the conversion price will ameliorate the otherwise negative dilutive effect of widespread conversion of the shares of Series B Preferred Stock, holders of our common stock could still experience substantial dilution form the conversion of the Series B Preferred Stock. In the event the conversion price is lower than the actual trading price on the day of conversion, the holder could immediately sell all of its converted common shares, which would have a dilutive effect on the value of the outstanding common shares. Furthermore, the significant downward pressure on the trading price of our common stock as Series B Preferred Stock holders converted these securities and sell the common shares received on conversion could encourage short sales by the holders of Series B Preferred Stock or other shareholders. This would place further downward pressure on the trading price of our common stock. Even the mere perception of eventual sales of common shares issued on the conversion of the Series B Preferred Stock could lead to a decline in the trading price of our common stock.

Our Series C Preferred Stock financings may result in dilution to our common shareholders.

Dilution of the per share value of our common shares could result from the conversion of most or all of the Series C Preferred Stock we sold in two transactions pursuant to Regulation S to non-U.S. entities in May, 2001. Holders of our Series C Preferred Stock may convert these shares into shares of our common stock at a fixed conversion price of $4.845 beginning at the earlier of one year after the issuance of the Series C Preferred Stock or upon the effectiveness of a registration statement covering such shares. In addition, the purchasers in these transactions received warrants to purchase such number of shares of our common stock as equals 10% of the number of shares issuable upon conversion of the Series C Preferred Stock, rounded up to the nearest 1,000 shares. We initially issued 5,500 shares of Series C Preferred Stock which are convertible into an aggregate of 1,135,191 shares of Common Stock and 114,000 warrants. As of June 30, 2003, there were outstanding 3,600 shares of Series C Preferred Stock which are convertible into an aggregate of 743,034 shares of Common Stock and 114,000 warrants.

We have sold restricted shares which may depress our stock price when they are sellable under Rule 144.

As of June 30, 2003, there were 1,953,416 shares of common stock outstanding which may be deemed “restricted securities” as that term is defined under the Securities Act of 1933 (the “Act”), and in the future, may be sold pursuant to a registration under the Act, in compliance with Rule 144 under the Act, or pursuant to another exemption therefrom. Rule 144 provides, that, in general, a person holding restricted securities for a period of one year may, every three months thereafter, sell in brokerage transactions an amount of shares which does not exceed the greater of one percent of our then outstanding Common Stock or the average weekly trading volume of the Common Stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitations by a person who is not an affiliate of ours and was not an affiliate at any time during the 90 day period prior to sale and who has satisfied a two year holding period. Sales of our Common Stock by certain present stockholders under Rule 144 may, in the future, have a depressive effect on the market price of our securities. In addition, the sale of shares by officers and directors and other affiliated shareholders, may also have a depressive effect on the market for our securities.

Back to Contents

The exercise of our outstanding options, warrants and convertible debentures may depress our stock price.

As of June 30, 2003, there were outstanding the following options, warrants and convertible debentures:

•
Stock options to purchase an aggregate of 5,003,117 shares of common stock at exercise prices ranging from $0.01 to $9.125 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $4.38.

•
Immediately exercisable warrants to purchase an aggregate of 3,968,539 shares of common stock at exercise prices ranging from $1.00 to $11.00 per share. The weighted average exercise price of the outstanding warrants is $3.37.

•	Convertible debentures in the aggregate principal amount of $6,425,300, which are initially convertible into 2,528,192 shares of common stock.

To the extent that outstanding stock options and warrants are exercised or the convertible debentures are converted, dilution to our shareholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities.

If we cannot offset future taxable income our tax liabilities will increase.

At June 30, 2003, the date of our most recent fiscal year end, we had net operating loss carryforwards (“NOLS”) for federal income tax purposes of approximately $45,000,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, utilization of prior NOLS is limited after an ownership change, as defined in Section 382, to an annual amount equal to the value of the corporation’s outstanding stock immediately before the date of the ownership change multiplied by the federal long-term exempt tax rate. Use of our NOLS could also be limited as a result of grants of stock options under stock option plans and other events. In the event we achieve profitable operations, any significant limitation on the utilization of NOLS would have the effect of increasing our current tax liability.

Item 2.	Description of Properties

Our executive offices and production facilities are located at 2165 Technology Drive, Schenectady, New York 12308. We own the 26,000 square foot building, subject to a mortgage in the amount of $1,282,000.

A New York State agency awarded us a $1,000,000 grant to build this facility. The grant includes several requirements concerning our business and the number of individuals employed. If these requirements are not fulfilled, we may be required to repay a portion of the grant to New York State. We are currently in negotiations with the relevant state agency to restructure the grant terms to provide for a lower employment threshold. We expect to repay a percentage of the grant to the agency in consideration for this modification.

Back to Contents

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

We are the defendant in a third party complaint filed by Shore Venture Group, LLC in Federal District Court in Pennsylvania. The third party complaint was filed against us on May 7, 2001. Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleges a claim for breach of contract and seeks indemnification. A trial was held in October, 2002 and we are currently awaiting the verdict of the judge. Management believes that the claim will not have a material adverse impact on our financial condition, results of operations or cash flows.

We have also been advised of a claim by Shore Venture Group concerning additional shares of the Common Stock of our subsidiary, Authentidate, Inc. We are continuing to conduct settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. Based on the settlement negotiations held between the parties to date, management believes that the resolution of all of our claims with Shore Venture will not have a materially adverse effect on our financial condition, results of operations or cash flows.

We are engaged in no other litigation the effect of which would be anticipated to have a material adverse impact on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Back to Contents

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Upon the effectiveness of our public offering on May 13, 1992, our common stock commenced trading in the over-the-counter market and was listed on the SmallCap Market of the Nasdaq Stock Market under the symbol “BTWS.” On August 11, 1994, our common stock commenced trading on the Boston Stock Exchange under the symbol “BTW.” On June 25, 1996, we withdrew our listing on the Boston Stock Exchange. On April 24, 1996, our common stock commenced trading on the Pacific Stock Exchange. In April, 2000 we commenced trading on the Nasdaq National Market. On February 2, 2001, we withdrew our listing on the Pacific Stock Exchange. Our common stock currently trades under the symbol “ADAT.”

The following is the range of high and low closing prices for our common stock on the Nasdaq National Market for the periods indicated below:

	High	Low

Common Stock

Fiscal Year 2003
1st Quarter	$4.10	$1.40
2nd Quarter	$4.47	$1.15
3rd Quarter	$4.05	$1.80
4th Quarter	$3.80	$1.83

Fiscal Year 2002
1st Quarter	$5.30	$2.30
2nd Quarter	$4.98	$3.50
3rd Quarter	$5.24	$1.90
4th Quarter	$5.85	$3.12

Fiscal Year 2001
1st Quarter	$6.688	$3.875
2nd Quarter	$6.0625	$3.25
3rd Quarter	$5.375	$2.938
4th Quarter	$6.31	$3.93

The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs, or commissions, and do not necessarily represent actual transactions.

As of September 8, 2003, there were approximately 546 holders of record of our Common Stock. We believe there are more than 500 beneficial holders of our Common Stock.

Back to Contents

Dividend Policy

We have not paid any dividends upon our common stock since our inception. We do not expect to pay any dividends upon our common stock in the foreseeable future and plan to retain earnings, if any, to finance the development and expansion of our business. Further, our Certificate of Incorporation authorizes our Board of Directors to issue Preferred Stock with a preferential right to dividends. We are obligated to pay dividends on certain of our outstanding shares of preferred stock as follows:

•	28,000 presently outstanding shares of our Series B Preferred Stock which have the right to receive dividends equal to an annual rate of 10% of the issue price payable on a semi-annual basis; and

•
3,100 presently outstanding shares of our Series C Preferred Stock which have the right to receive dividends equal to 4% of the issue price on an annual basis payable in either cash or shares of our Common Stock, at our discretion.

Sales of Unregistered Securities

Sale of Debentures and Warrants in May 2003

On May 29, 2003, we completed the sale of a private financing in the amount of $2,725,300 of our securities to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D, promulgated thereunder. One investor in this financing serves as a non-executive member of our Board of Directors and a second investor is an affiliate of another non-executive member of our Board of Directors. We received net proceeds of approximately $2,600,000, after paying finders fees and expenses. The proceeds received from this transaction are being used for working capital and general corporate purposes.

In the transaction, we sold $2,725,300 of convertible debentures and warrants to purchase an aggregate of 419,279 shares of common stock. The debentures are convertible into shares of our common stock at an initial conversion rate of $2.60 per share. The debentures are due three years from the date of issuance and accrue interest at the rate of 7% per annum, payable quarterly in arrears. At our option, the interest may be paid in either cash or additional shares of common stock. The warrants are exercisable for a period of five years from the date of issuance and fifty percent of such warrants are initially exercisable at $2.60 per share and the remaining warrants are initially exercisable at $2.86 per share.

Back to Contents

We also issued five year warrants to purchase an aggregate of 36,923 shares of our common stock to three consultants for services rendered in connection with this transaction, of which fifty percent are exercisable at $2.60 per share and fifty percent are exercisable at $2.86 per shares. The consultants also received a cash fee of $96,000, equal to 6% of the gross proceeds we received from the issuance of debentures and warrants to certain of the investors. The warrants issued to the consultants are on terms substantially similar to the warrants issued to the investors.

Acquisition of Trac Medical Solutions, Inc.

As reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, we issued an aggregate of 130,000 shares of our common stock and 20,000 options to purchase shares of common stock in connection with our acquisition of the outstanding minority interest of this subsidiary. In addition, the sellers may receive, up to an aggregate amount of 75,000 additional shares of our common stock in the event that Trac Medical Solutions achieves certain performance targets during the 2003 calendar year.

Private Placements

As reported in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, on October 25, 2002, we sold $3,700,000 of convertible debentures to three institutional investors and warrants to purchase an aggregate of 444,000 shares of our common stock. We also issued to consultants for services rendered in connection with this transaction five year warrants to purchase an aggregate of 86,863 shares of our common stock and a total cash fee of $222,000. This offering was made to certain accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D, promulgated thereunder.

As reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, in August, 2002 we sold a consummated a private placement of our securities pursuant to Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder. In this offering we sold a total of 660,077 units of our securities and received an aggregate of $2,000,035 in gross proceeds. Each unit consisted of one share of common stock and one warrant to purchase .20 shares of common stock.

Warrants to Consultants

During the fiscal year ended June 30, 2003 we issued warrants to purchase shares of our common stock to consultants as follows. In connection with a consulting agreement entered into with Wolfe Axelrod & Weinberger Associates, LLC, we issued warrants to purchase 200,000 shares of our common stock. These warrants are exercisable at a per share price of $3.10 until September 30, 2006. In connection with a consulting agreement entered into with John A. Stiles & Associates, LLC, we issued warrants to purchase 10,000 shares of our common stock. These warrants are exercisable at a per share price of $3.77 until October 23, 2005.

Back to Contents

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and “Managements’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended June 30,

	2003	2002	2001	2000	1999

Statement of Operations Data:
Net Sales	$25,286,471	$16,642,904	$17,860,544	$15,289,738	$17,094,765
Gross Profit	6,116,635	4,552,369	3,677,098	2,879,320	5,500,777
Net (Loss)/Net Income	(9,839,309)	(9,951,402)	(9,340,103)	(5,274,043)	(3,166,488)
Basic and Diluted Net(Loss)/Net Income Per Common Share	(0.50)	(0.69)	(0.63)	(0.49)	(0.43)

Balance Sheet Data:
Current Assets	7,367,295	7,320,024	13,524,429	15,232,894	9,857,681
Current Liabilities	5,443,690	5,727,588	4,004,905	1,809,264	6,225,966
Working Capital	1,923,605	1,592,436	9,519,524	13,423,630	3,631,715
Total Assets	25,045,840	26,051,986	25,867,905	21,128,335	14,484,984
Total Long Term Liabilities	5,733,500 (2)	2,379,064	2,325,168	2,351,253	5,327,901	(1)
Stockholders’ Equity	13,868,650	17,945,334	19,537,832	16,967,818	3,335,705

(1)	Long-term liabilities excluding discount of $404,588.
(2)	Long-term liabilities excluding discount of $3,108,485.

Back to Contents

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are involved in the development of security software technology, document imaging software products and systems integration services and products. Our products include DocStar document imaging software products, the Authentidate authentication and security software products and system integration services and products through our DJS subsidiary. We also offer, through our Trac Medical Solutions subsidiary, the CareCert™ Internet-based medical forms processing service. Authentidate products are sold by Authentidate, Inc., Trac Medical Solutions, Inc., and Authentidate International, AG. Approximately $1.4 million in revenues during the fiscal year ended June 30, 2003 were generated from our Authentidate-related businesses. The balance of our revenues generated during the 2003 fiscal year were derived from our DocStar and DJS segments.

DJS is an authorized sales and support provider for software products such as Microsoft Solutions and Lotus Notes. DJS sells computer hardware and provides software and integration services to businesses to meet their data management needs.

We established our Authentidate subsidiary during the fiscal year ended June 30, 2000 to engage in the business of providing end users with a software-based security service designed to accept and store a digital code through the Internet which enables users to prove the authenticity of the date, time and the content of any electronic document. The Authentidate product was released for sale in May, 2001. We contemplate that product integration development work will be necessary for each application or customer. We are in the process of selling this product and began to record revenue during the fiscal year ended June 30, 2002. We currently own approximately 98% of Authentidate, Inc.

On July 31, 2002, we entered into a strategic alliance agreement with the United States Postal Service to serve as the preferred provider of the USPS Electronic Postmark® (EPM) service. Under the terms of the agreement, our subsidiary, AuthentiDate, Inc., provides the management, technology and support for the United States Postal Service’s EPM system. The USPS Electronic Postmark® provides evidence that the content of a document or file existed at a specific date and time and is intended to protect the integrity of the document or file by ensuring that it cannot be altered without detection. The EPM uses our patent pending technology offering highly sophisticated encryption methodology ensuring document authenticity and is intended to be able to be added to any application regardless of the computing platform or operating system. In order to facilitate this product launch, we entered into development and promotional agreements with Microsoft Corporation and an affiliate of Microsoft in order to create the necessary software interfaces to Microsoft Office®. We anticipate a general release of this product during the first half of the fiscal year ending June 30, 2004.

Back to Contents

In March 2002, we acquired all the outstanding capital stock of Authentidate International, AG. We previously owned 39% of the Authentidate International. Authentidate International sells the Authentidate product in the European marketplace and is currently focusing on the German market. Authentidate International entered into revenue generating agreements during the 2003 fiscal year through which it expects to realize revenue from a combination of installation and transactions fees.

We also organized Trac Medical Solutions during the fiscal year ended June 30, 2001 in order to develop a business model to apply the Authentidate technology to the medical supply business relating to the automation and processing of Certificates of Medical Necessity. During the fiscal year ended June 30, 2002, Trac Medical developed its CareCert™ service and entered into its first revenue-generating agreements during the 2003 fiscal year. In March 2003, we acquired the outstanding minority interest of Trac Medical Solutions (approximately 14%) and now own 100% of Trac Medical Solutions.

During our the fiscal year ended June 30, 2001, we established a joint venture, Authentidate Sports, Inc. to develop an application of our Authentidate technology to the field of signature authentication relating to sports memorabilia and entertainment collectibles. During the fiscal year ended June 30, 2003, we ceased the operations of the venture. Authentidate Sports was structured as a 50/50 non-consolidated joint venture between us and another co-venturer and was accounted for on the equity basis.

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

We believe the following critical accounting policies require significant judgments and estimates used in the preparation of our consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Back to Contents

We loaned $500,000 to an unrelated company in a planned acquisition, Zylab International, Inc. Our loan to Zylab was collateralized by all of Zylab’s assets, including all of its intellectual property. As of June 30, 2002, Zylab had defaulted on the notes. On September 23, 2002, we closed on a transaction pursuant to which our loan was repaid on the following terms. Zylab made payment to us of $350,000 in cash and $50,000 in prepaid license fees for a product DocStar licenses from Zylab. The remaining $100,000, which was reserved for in fiscal 2002, was written off during the fiscal year ended June 30, 2003. As of June 30, 2003, we have fully utilized the prepaid licenses.

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write downs may be required.

We hold an interest in a non-consolidated joint venture having operations or technology in areas within our strategic focus, none of which are publicly traded. We monitor the financial condition and results of such company; however, future adverse changes in market conditions or poor operating results of the underlying investments could result in losses or an inability to recover the carrying value, thereby possibly requiring an impairment charge in the future. We ceased operations of this entity during the fiscal year ended June 30, 2003 and recorded a loss of $515,000.

We have capitalized goodwill related to our acquisitions of Authentidate International AG and Trac Medical Solutions, Inc., for which the recoverability of such capitalized goodwill is highly dependent on the future success of the marketing and sales of such product. If the product is not well received by the market place and our future forecasted revenue and profitability from such product launch is less than anticipated, the carrying value of goodwill may be impaired and require an impairment charge in the future.

We record a full valuation against our deferred tax assets when we believe it is more likely than not that such deferred tax assets will not be realized.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes contained elsewhere in this Form 10-K.

Results of Operations

Fiscal Year 2003 Compared to Fiscal Year 2002

We realized a consolidated net loss of $9,839,309 ($.50 per share) and $9,951,402 ($.69 per share) for the fiscal years ended June 30, 2003 and 2002, respectively.

As reported in Footnote 17 (Segment Information) to the Consolidated Financial Statements appearing in this Form 10-K, the net loss is the result of losses incurred primarily by our Authentidate segment. Our Authentidate segment has incurred significant sales, marketing, development and general administrative expenses this year and last in an effort to complete the product development efforts and generate sales.

Back to Contents

The consolidated net loss is $112,093 less in 2003 as compared to 2002. DocStar reported an increase in segment profit from $287,859 in 2002 to $796,866 in 2003 and DJS realized an increase in segment profit from $96,801 in 2002 to $146,917 in 2003. The Authentidate segment, which includes Authentidate, Authentidate International and Trac Medical Solutions reported an increase in segment losses from $5,723,055 in 2002 to $5,974,728 in 2003.

Consolidated net sales were $25,286,471 and $16,642,904 for the fiscal years ended June 30, 2003 and 2002, respectively. As reported in Footnote 17 to our Consolidated Financial Statements, most of the increase is due to an increase in sales realized by DJS as a result of its shift in the product mix of sales. The increase in DJS sales from $9.9 million to $17.1 million was primarily the result of an increase in direct computer hardware sales this year compared to last year. During the fiscal year ended June 30, 2002, DJS had a significant amount of indirect sales. In an indirect sale DJS passes the hardware sale on to a national distributor or manufacturer and realizes a fee from the distributor and DJS records this fee as a sale. The fee is generally a percentage of the total sale. In a direct sale DJS would purchase the hardware from the distributor or manufacturer and resell it to its customer and would record the entire hardware sale. In a direct sale, the sales revenue is much higher than an indirect sale and so is the cost of sale. However, in either scenario the gross profit dollars are about the same. The DJS sales mix of direct sales to indirect sales is dictated by market conditions and is determined by the customer and/or vendor. One company represented approximately 73% of DJS’s net sales for fiscal 2003 as compared to 22% for fiscal 2002. Sales also increased in the Authentidate segment for the fiscal year ended June 30, 2003 by $1.3 million (of which approximately $0.8 million related to Authentidate International) as a result of increased customer acceptance of Authentidate software services. DocStar sales increased slightly for the fiscal year ended June 30, 2003 as compared to the prior fiscal year.

Consolidated gross profit for the fiscal years ended June 30, 2003 and 2002 were $6,116,635 and $4,552,369, respectively. This increase is due to the decrease in the cost of sales experienced by our DocStar division. The Authentidate segment also realized a smaller gross loss in fiscal 2003 as compared to fiscal 2002 due to an increase in sales, as mentioned above.

Our consolidated gross profit margin was 24.2% and 27.4% for the years ended June 30, 2003 and 2002, respectively. DJS realized a decrease in profit margins compared to last year due to the shift in product mix discussed above, as direct sales have a lower gross profit margin than indirect sales. In addition, the DJS profit margins have been negatively affected by competitive pressure in the current economy. DJS realized a gross profit margin of 11.8% in 2003 compared to 20.8% in 2002 Offsetting the reduced profit margins of DJS was an increase in gross profit margins for DocStar. DocStar’s gross profit margin increased from 54.2% to 64.2% from 2002 to 2003. This increase is due to reduced direct material costs due to better purchasing and a general reduction in component parts throughout the computer industry and because of a strategic shift in the business away from hardware and into software-only sales. The Authentidate segment realized a gross loss of $269,592 in 2003 compared to $1,175,669 in 2002. Gross profit margin is defined as gross profit as a percentage of sales.

Back to Contents

Selling, general and administrative expenses (S,G&A) consist of all our other expenses except product development costs and interest. S,G&A expenses amounted to $12,600,901 and $11,470,073 for the years ended June 30, 2003 and 2002, respectively. This increase in S,G&A expenses is primarily the result of our consolidation of the financial statements of Authentidate International for the entire 2003 fiscal year. During the fiscal year ended June 30, 2002, Authentidate International was treated as an unconsolidated affiliate until we acquired 100% of the capital stock of Authentidate International in March 2002, at which time it became a fully consolidated subsidiary.

As a percentage of sales, S,G&A costs were 49.8% and 68.9% for the years ended June 30, 2003 and 2002, respectively. This percentage decrease is primarily due to the increase in consolidated sales as discussed above.

Interest expense was $871,856 and $124,824 for the years ended June 30, 2003 and 2002, respectively. The increase is primarily due to interest accrued on $6.4 million of convertible debentures which were issued during October 2002 and May 2003. We recorded non-cash interest expense of approximately $489,000, during the year ended June 30, 2003, relative to the amortization of debt discount on the convertible debentures, which is more fully explained in Footnote 18 to the Consolidated Financial Statements in this Form 10-K. In addition, we are required to pay interest on the convertible debentures in the amount of 7% per annum which resulted in interest expense of approximately $171,000 for the year ended June 30, 2003. Finally, we incurred minor additional interest expense during the fiscal year ended June 30, 2003 as a result of new equipment and software leases entered into by the Authentidate segment and by DJS from borrowings on its line of credit. The current balance on this line of credit is approximately $878,000.

During the fiscal year ended June 30, 2003, interest and other income increased to $572,000 as compared to $180,000 for the fiscal year ended June 30, 2002. This $392,000 increase was primarily due to amounts we received as compensatory payments from various funding sources due to the events of September 11, 2001 as our subsidiary, Authentidate, Inc., maintains its headquarters in lower Manhattan.

Product development expenses, excluding capitalized costs, primarily relate to software development for the Authentidate Segment. These costs were $2,534,777 and $2,170,173 for the years ended June 30, 2003 and 2002, respectively. We have a policy of capitalizing qualified software development costs after technical feasibility has been established and amortizing those costs over three years as cost of sales. The amortization expense of software development costs amounted to approximately $1.1 million for each of the years ended June 30, 2003 and 2002.

Back to Contents

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

Sales declined in DJS for two reasons. The primary reason is a change in business strategy as DJS sold a greater volume of hardware on an indirect sales model, where the sale is passed on to the manufacturer and DJS receives a fee. The gross margin is essentially the same as with a direct sales approach, but DJS can reduce inventory levels and has lower bad debt risks. The second reason for the decrease in sales by DJS is the recessionary pressures confronting the technology industry in DJS’ market area. We cannot quantify the exact effect these pressures have contributed to the sales decline. DocStar sales increased due to increased demand for its document imaging products, as well as due to the release of a new version of the software which operates the DocStar unit, Version 3.0.

The consolidated net loss increase is mainly attributable to losses incurred by our Authentidate and Trac Medical subsidiaries. Please see footnote 17, “Segment Reporting” in the consolidated financial statements. The segment profit for DJS was $96,801 and the segment profit for DocStar was $287,859. The Authentidate business line, which includes Authentidate, Inc., Authentidate International AG and Trac Medical Solutions, Inc., incurred significant selling, general and administrative expenses in the process of building a team of experienced managers and professionals and developing a market for their products. Major expenses include compensation and benefits, professional fees, public relations, amortization, rent, advertising and marketing. Authentidate International revenue is only included subsequent to March 15, 2002, the date our acquisition was consummated. The Authentidate segment loss was $5,723,055. Corporate expenses also increased due to a reduction in interest income.

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

Back to Contents

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

Liquidity and Capital Resources

Our primary sources of funds to date have been the issuance of equity securities and the incurrence of third party debt. The principal balance of long-term debt at June 30, 2003 totaled $1,549,940, of which $1,281,700 relates to a mortgage loan on our principle office located in Schenectady, New York and $268,240 relates to a note payable to our Chief Executive Officer in connection with the purchase of 100 shares of Series A Preferred Stock. We also have long-term convertible debentures in the aggregate principal amount of $6,425,300, net of debt discount of $3,108,485 at June 30, 2003.

Our DJS subsidiary has a $2.5 Million revolving line of credit with a financial institution which is collateralized by all assets of DJS and which we agreed to guarantee. The agreement restricts DJS from making cash advances to AHC without obtaining a waiver from the financial institution. The interest rate is prime plus 1.75% with a minimum prime rate of 7%. DJS may borrow on this line based on a formula of qualified accounts receivable and inventory. The outstanding balance on this line of credit was $877,863 at June 30, 2003.

Property, plant and equipment expenditures totaled $283,903 and capitalized software development expenditures totaled $296,197 for the year ended June 30, 2003, respectively. There are no significant purchase commitments outstanding.

Back to Contents

In June 1999, we completed construction of a new office and production facility in Schenectady, New York for approximately $2,300,000 which was financed with a $1,000,000 grant from the Empire State Development Corporation (an agency of New York state) and a mortgage loan from a local financial institution. The grant stipulates that we are obligated to achieve certain annual employment levels between January 2002 and January 2005 or some or all of the grant will have to be repaid. We have not achieved the agreed upon employment levels to date and are currently in negotiations with the state agency to modify grant to lower the required employment levels. We expect to repay a percentage of the grant to the agency in consideration for this modification. No assurances can be given that we will either attain the currently required employment levels or obtain the state agency’s agreement to lower these levels. In the event some or all of the grant will be required to be repaid, we will either seek refinancing from a financial institution, sell the building or pay the grant off out of cash reserves.

During the fiscal year ended June 30, 2003, we incurred a net loss of $9,839,309. Cash used in operating activities totaled $5,189,117 for the year ended June 30, 2003 compared to $6,056,427 used in operating activities for the year ended June 30, 2002. Our cash balance increased from $2,269,353 to $3,460,446 from June 30, 2002 to June 30, 2003 due to private financings which was offset by our operating losses. As described below, during the fiscal year ended June 30, 2003, we consummated three separate private placements of our securities and received a net aggregate amount of approximately $8,100,000 from such transactions. Further, subsequent to June 30, 2003, we completed a transaction for the sale of an additional $2,470,000 of convertible debentures and a separate transaction for the sale of $500,000 of our common stock.

A portion of our cash balance of $3,460,446, however, secures the outstanding line of credit held by DJS and DJS would need to obtain the consent from the lender prior to advancing funds to AHC. Further, our accumulated deficit has increased from $42,999,497 at June 30, 2002 to $53,062,512 at June 30, 2003.

To date, we have been largely dependent on our ability to sell additional shares of our common stock or other securities to fund our operating deficits. Under our current operating plan to introduce our Authentidate technology, our ability to improve operating cash flow is highly dependent on the market acceptance of our Authentidate related businesses. If we are unable to attain projected sales levels for our Authentidate, Authentidate International and Trac Medical offerings, it may be necessary to raise additional capital to fund our operations and to meet our obligations.

There is no assurance that such funding will be available, if needed. As a result of net losses incurred during fiscal 2003, we reduced our workforce . If we are unable to raise additional capital necessary to fund operations for fiscal 2004 and are unable to attain projected sales levels for Authentidate and related products, then we will implement additional cost reduction strategies in early fiscal 2004, including the possible shutdown or reduction of operations at Authentidate, Authentidate International or Trac Medical, as well as reductions in corporate expenses (including salary, marketing, professional fees and other costs). In the event

Back to Contents

we are required to shut down or reduce operations at Authentidate, Authentidate International and/or Trac Medical, goodwill approximating $11,600,000 could potentially become impaired and result in a non cash charge to operations. Our available cash balance at June 30, 2003 totaled $3,460,446. We believe that our existing cash and cash equivalents, including the funds raised in September 2003, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

During the quarter ended March 31, 2003, we acquired the remaining outstanding shares of capital stock of our subsidiary, Trac Medical Solutions, Inc., previously held by four other shareholders. Prior to the acquisition, we owned 85.8% of the outstanding stock of Trac Medical. As a result of the acquisition, we now own 100% of Trac Medical. Pursuant to the Stock Purchase Agreement dated as of March 13, 2003, we issued an aggregate of 130,000 shares of our common stock to the sellers, and also issued to the sellers who will continue as employees of Trac Medical 20,000 options to purchase shares of common stock at an exercise price equal to the closing price of our common stock as of the closing date of the transaction. In addition, these sellers may receive up to an aggregate amount of 75,000 additional shares of our common stock in the event that Trac Medical achieves certain sales and income performance targets during the twelve month period from October 1, 2002 to September 30, 2003. Upon achievement of each performance target, we will recognize compensation expense for such additional shares based on the fair value of the shares issued. Additional bonus options of up to 390,000 in fiscal year 2004 and 525,000 in fiscal year 2005 may be granted if certain sales and income performance targets are met in these years. Upon achievement of these performance targets, the bonus options will be issued to the employees at an exercise price equal to the fair value of our common stock on the grant issuance date. In addition, the sellers agreed to place an aggregate of 52,000 shares of the common stock issued to them into a six month escrow to provide for potential breaches of representations and warranties contained in the Stock Purchase Agreement regarding the financial condition and operations of Trac Medical. The parties completed the transaction effective on March 18, 2003. The acquisition does not have a material effect upon our financial condition.

In April 2003, the audit committee of our Board of Directors approved our plan to purchase all of the outstanding Series A Preferred Stock from our Chairman and Chief Executive Officer. Our Series A Preferred Stock provides the holder with the ability to elect a majority of our Board of Directors. We agreed with our Chief Executive Officer on a total purchase price for this transaction of $850,000 which represents a discount as compared to the appraised value of the shares of Series A Preferred Stock of $1.1 million, which was determined by an independent appraisal and valuation firm. Our Board ordered this valuation prior to agreeing upon the purchase price for the shares of Series A Preferred Stock. The purchase was consummated in June 2003. At the closing, $70,000 was paid in cash, $485,000 was offset against loans owed to us by our Chief Executive Officer and the remainder will be paid in monthly installments of $15,000, without interest, which payments commenced July 2003.

Back to Contents

During the fiscal quarter ended September 30, 2002, we consummated a private placement of our securities pursuant to Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder. The securities offered have a purchase price of $3.03 per unit. We sold an aggregate of 660,077 units of our securities, each unit comprised of one share of common stock and one warrant to purchase .20 shares of common stock. The warrants are exercisable at $3.26 per share for a period of five years from the date of issuance. We received approximately an aggregate of $1,955,000 in net proceeds after payment of expenses. The proceeds were used to fund business development, marketing and sales efforts for the Authentidate software services, along with our general working capital needs. A registration statement filed with the U.S. Securities and Exchange Commission was declared effective by the Commission during the quarter ending December 31, 2002 for these shares and the underlying warrant shares.

On January 9, 2002, we announced that we had entered into a letter of intent to acquire the assets of Zylab International, Inc., a privately owned company based in Germantown, Maryland for shares of AHC common stock. The letter of intent contemplated that the purchase price will range between a minimum of 725,000 and a maximum of 1,000,000 shares of AHC common stock. Pursuant to the letter of intent, we loaned to Zylab an aggregate principle amount of $500,000, which loan was collateralized by all of the assets of Zylab, including its intellectual property. As of June 30, 2002, Zylab had defaulted on the notes. On September 23, 2002, we closed on a transaction pursuant to which our loan was repaid on the following terms. Zylab made payment to us of $350,000 in cash and $50,000 in prepaid license fees for a product DocStar licenses from Zylab. The remaining $100,000, which was reserved for in fiscal 2002, was written-off during the fiscal year ended June 30, 2003. Accordingly, our planned acquisition of Zylab has been cancelled. We have utilized the entire amount of the prepaid licenses.

In October 2002, we sold convertible debentures with a face value of $3,700,000 to institutional investors and warrants to purchase 444,000 shares of common stock. The debentures are convertible into shares of our common stock at an initial conversion price of $2.50 per share. The debentures are due three years from the date of issuance and accrue interest at the rate of 7% per annum, payable quarterly in arrears. At our option, the interest may be paid in either cash or additional shares of common stock. The warrants are exercisable for a period of four years from the date of issuance and are initially exercisable at $2.50 per share. The conversion price of the debentures and the exercise price of the warrants are subject to adjustment in the event we issue common stock or securities convertible into common stock at a price per share of common stock less than the conversion price or exercise price on the basis of a weighted average formula. In addition, the conversion price of the debentures and the exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock split, combination of shares or recapitalization.

We have an option, but not a requirement, to sell another $2,470,000 of convertible debentures to the same investors provided that our common stock maintains a trading price at or above $3.00 per share for the 15 trading days preceding the election to sell additional debentures. Subsequent to June 30, 2003, we exercised this option and completed the transaction for the sale of an additional $2,470,000 of convertible debentures on September 12, 2003.

Back to Contents

Subsequent to our completion of the September 12, 2003 sale of $2,470,000 of convertible debentures and 247,000 warrants to the same investor group that participated in our October 2002 placement, we completed the sale of $500,000 of our common stock and warrants to purchase 50,000 shares of common stock to an additional investor. The securities issued in this transaction are subject to a twelve month lock-up period during which the investor may not sell or otherwise transfer the securities.

In May 2003, we completed a similar sale of convertible debentures in the amount of $2,725,300 and warrants to purchase 419,279 shares of common stock to certain institutional and accredited investors. The debentures are convertible into shares of our common stock at an initial conversion price of $2.60 per share. The debentures are due three years from the date of issuance and accrue interest at the rate of 7% per annum, payable quarterly in arrears. At our option the interest may be paid in either cash or additional shares of common stock. The warrants are exercisable for a period of five years from the date of issuance and 50% of the warrants are initially exercisable at $2.60 per share and the remaining 50% of the warrants are initially exercisable at $2.86 per share. The conversion price of the debentures and the exercise price of the warrants are subject to adjustment at any time as the result of subdivision, stock split, combination of shares or recapitalization.

Mr. J. David Luce, who serves as a non-executive member of our Board of Directors participated in this financing and purchased $250,000 aggregate principal amount of convertible debentures and received 38,462 common stock purchase warrants. Further, J&C Resources, LLC, an entity affiliated with Mr. Charles C. Johnston, who also serves as a non-executive member of our Board of Directors, purchased $250,000 aggregate principal amount of convertible debentures and received 38,462 common stock purchase warrants in this financing. In addition, Greener Fairways, Inc., an entity that is currently a beneficial owner of in excess of 5% of our common stock participated in this financing, purchasing $250,000 aggregate principal amount of convertible debentures and receiving 38,462 common stock purchase warrants.

The securities sold in the above offerings were restricted securities under the terms of Regulation D and may not be transferred or resold for a period of one year, except pursuant to registration under the Securities Act or an exemption hereunder. Except for the two transactions completed in September 2003, registration statements have been filed with and declared effective by the Securities and Exchange Commission registering the shares of common stock underlying the debentures and the warrants. We are obligated to file a registration statement covering the shares of common stock issuable or issued in the September financings pursuant to registration rights agreements entered into with the investors.

The following is a summary of the contractual commitments associated with our debt and lease obligations, as well as our purchase commitments as of June 30, 2003:

Back to Contents

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term Debt Obligations	$1,549,940	$218,811	$176,134	$103,605	$1,051,390
Capital Lease Obligations	$198,076	$112,522	$80,445	$5,109	$0
Operating Lease Obligations	$1,795,275	$611,125	$1,044,283	$139,867	$0
Purchase Obligations	N/A	N/A	N/A	N/A	N/A
Convertible Debentures	$6,425,300	$0	$3,700,000	$2,725,300	$0

Total	$9,968,591	$942,458	$5,000,862	$2,973,881	$1,051,390

The above table excludes the sale of $2,470,000 of convertible debentures which occurred on September 12, 2003. These debentures are payable in full in September 2006.

We are the defendant in a third party complaint filed by Shore Venture Group, LLC in Federal District Court in Pennsylvania. The third party complaint was filed against us on May 7, 2001. Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleges a claim for breach of contract and seeks indemnification. A trial was held in October, 2002 and we are currently awaiting the verdict of the judge. Management believes that the claim will not have a material adverse impact on our financial condition, results of operations or cash flows.

We have also been advised of a claim by Shore Venture Group concerning additional shares of the Common Stock of our subsidiary, Authentidate, Inc. We are continuing to conduct settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. Based on the settlement negotiations held between the parties to date, management believes that the resolution of all of our claims with Shore Venture will not have a materially adverse effect on our financial condition, results of operations or cash flows.

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

Back to Contents

We received approximately an aggregate of $5,200,000 in net proceeds after payment of commissions and expenses. The proceeds of these transactions were used to increase the business development, marketing and sales efforts for the Authentidate services, along with our general working capital needs.

The transactions were completed under Regulation S of the Securities Act of 1933, as amended, and the securities sold in the offering are deemed restricted securities under Regulation S. We registered for resale, effective as of July 8, 2002, the shares of common stock which may be:

•	issued upon the conversion of the Series C Preferred Stock;

•	paid as dividends on the Series C Preferred Stock; and

•	issued upon the exercise of the warrants.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us. However, price deflation in the major categories of components we purchase for DocStar has been substantial and is anticipated to continue through fiscal 2003. Typically, new components such as new generations of microprocessors and new optical disk drive technologies etc. are introduced at premium prices, by its vendors. During this period, we earn lower margins on our products. As the life cycle progresses competitive pressures could force vendor prices down and thus improve our profit margins. We do not believe that competitive pressures will require us to lower our DocStar selling price. Because much of DJS’s business is service-related, price deflation has less of an impact on DJS’s profits. We do not believe that the impact of inflation will have a significant impact on our Authentidate business lines.

New Accounting Pronouncements

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Standard establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard becomes effective for any financial instruments entered into or modified after May 31, 2003. We do not expect the adoption of FAS No. 150, to have a material effect on our financial statements.

Back to Contents

In April 2003, the Financial Accounting Standards Board (FASB) issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities entered into after June 30, 2003 under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We do not expect the adoption of FAS No. 149 to have a material effect on our financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation gives guidance that determines whether consolidation of a Variable Interest Entity is required and is effective for all variable interest entities with which we become involved beginning in February 2003, and all pre-existing entities beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a material effect on our financial statements.

In December 2002, the FASB issued FAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of FAS No. 123. This Statement amends FAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Statement has varying effective dates commencing with interim periods beginning after December 15, 2002. We have adopted the disclosure requirements of FAS No. 148.

In November 2002, the FASB issued FAS Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. We have no guarantees to unaffiliated third parties so the adoption of FIN 45 had no impact on our financial statements.

In June 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Standard addresses the recognition, measurement and reporting of costs that are associated with exit or disposal activities. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS No. 146 had no impact on our financial statements.

Back to Contents

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c)) as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Annual Report on Form 10-K has been made known to them in a timely fashion.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting or in other factors during our last fiscal quarter that could have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Back to Contents

PART III

Item 10. Directors and Executive Officers of the Registrant

MANAGEMENT

Our executive officers and directors are as follows:

Name	Age	Office

John T. Botti	40	President, Chief Executive Officer and Chairman of the Board

Steven A. Kriegsman	60	Director

J. Edward Sheridan	66	Director

Charles C. Johnston	67	Director

J. David Luce	41	Director

Dennis H. Bunt	49	Chief Financial Officer

Thomas Franceski	39	Vice President, Technology Products Group and President, DJS Marketing and DocStar division.

All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are elected annually by, and serve at the discretion of, the Board of Directors. There are no familial relationships between or among any of our officers or directors.

In connection with our private placement through Whale Securities Co., L.P. (“Whale”), completed in December 1995, we granted Whale the right to nominate one person to our Board of Directors, or in the alternative, a person to attend meetings of the Board of Directors. Whale has selected Steven Kriegsman as its representative on the Board.

John T. Botti, a co-founder, has served as President, Chief Executive Officer and Director since our incorporation in August 1985. Mr. Botti graduated from Rensselaer Polytechnic Institute with a B.S. degree in electrical engineering in 1994 with a concentration in computer systems design and in 1996 earned a Master of Business Administration degree from RPI.

J. Edward Sheridan joined the Board of Directors in June, 1992. From 1985 to the present, Mr. Sheridan served as the President of Sheridan Management Corp. From 1975 to 1985, Mr. Sheridan served as the Vice President of Finance and Chief Financial Officer of AMF. From 1973 to 1975, he was Vice President and Chief Financial Officer of Fairchild Industries. From 1970 to 1973 he was the Vice President, Corporate Finance of F.S. Smithers. From 1967 to 1970 Mr. Sheridan was the Director of Acquisitions of Westinghouse Electric. From 1964 to 1967 he was employed by Corporate Equities, Inc., a venture capital firm, Mr. Sheridan holds an M.B.A. from Harvard University and a B.A. from Dartmouth College. Mr. Sheridan also serves as a director of Syntroleum Corporation.

Back to Contents

Steven A. Kriegsman joined the Board of Directors in December, 1997. Mr. Kriegsman is also the Chief Executive Officer of CytRx Corp. since July 2002. In 1989, Mr. Kriegsman founded The Kriegsman Group, a private financial consulting services firm and has served as its President since such time. In 1981 Mr. Kriegsman co-founded ANA Financial Services, Inc., a holding company engaged, through its subsidiaries, in securities brokerage, financial planning and investment advisory services and franchising of certified public accountants. Mr. Kriegsman served as Chairman and Chief Executive Officer of ANA Financial until 1989. Mr. Kriegsman is a former Certified Public Accountant. Mr. Kriegsman holds a B.S. from New York University.

Charles C. Johnston joined the Board of Directors in December, 1997. Mr. Johnston has been the Chairman of Ventex Technology, Inc., a privately-held neon light transformer company since July 1993. Mr. Johnston has also served as Chairman of AFD Technologies, a private corporation since 1994 and J&C Resources a private corporation, a position that he has held since 1987. Mr. Johnston serves as a Trustee of Worcester Polytechnic Institute and earned his B.S. degree from WPI in 1957.

J. David Luce was elected to our Board of Directors at our February 10, 2003 Annual Meeting of Shareholders. Mr. Luce has been a Senior Vice President of Fixed Income Sales with Lehman Brothers since 1990. Prior to joining Lehman Brothers, Mr. Luce served as a Vice President, Fixed Income Sales, at Kidder Peabody. Mr. Luce also currently acts as a private investment banker raising venture and mezzanine capital. Mr. Luce also serves on the Board of Directors of Issimo Food Group, Inc. Mr. Luce graduated from Duke University in 1983 with a B.A. in Economics.

Dennis H. Bunt has been our Chief Financial Officer since September 1992. Mr. Bunt has more than 27 years of financial management experience, primarily with high-technology companies, including Mechanical Technology, Inc. and General Electric. Mr. Bunt is a certified public accountant and worked for the Boston office of KPMG from 1976 to 1979. Mr. Bunt received his M.B.A. from Babson College in 1979 and received his B.S. in Accounting from Bentley College in 1976.

Thomas Franceski was a founder of DJS Marketing Group in 1993 and has served as President and Chief Financial Officer since its acquisition by Authentidate Holding Corp. in 1996. Mr. Franceski also serves as our Vice President, Technology Products Group, which includes our DocSTAR and DJS businesses. Prior to joining DJS, Mr. Franceski served as Chief Financial Officer of Automated Dynamics Corp., a technology based company focused on materials science technologies where his responsibilities were capital acquisition and operations. Mr. Franceski holds a B.S. degree from LeMoyne College and began his career with KPMG in Albany, New York.

Back to Contents

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

Jeffrey Frankel is the Chief Executive Officer and President of Trac Medical Solutions, Inc. and was one of the founders of WebCMN, Inc. which later acquired Trac Medical, Inc. and was renamed Trac Medical Solutions, Inc. Mr. Frankel has held such positions since March 2002 and served as the Executive Vice President of WebCMN and Trac Medical Solutions from June 2001 to March 2002. Prior to founding WebCMN, Mr. Frankel was the Chief Operations Officer for Health Focus of New York, a regional home medical equipment supplier. At the same time he was also president of White’s Homecare, a Health Focus partner. Mr. Frankel has 15 years of healthcare industry experience including 5 years consulting with Ernst and Young. Mr. Frankel holds an M.B.A. from Union College in Health Systems Administration and received his B.S. in Business Administration in 1984 from the University of Buffalo.

Committees of the Board of Directors

The Board of Directors has three Committees: Audit, Compensation and Executive Committee.

Audit Committee. The members of the Audit Committee are J. Edward Sheridan, Steven Kriegsman and Charles Johnston. The Audit Committee acts to: (i) acquire a complete understanding of our audit functions; (ii) review with management the finances, financial condition and our interim financial statements; (iii) review with our independent auditors the year-end financial statements; and (iv) review implementation with the independent auditors and management any action recommended by the independent auditors. During the fiscal year ended June 30, 2003, the Audit Committee met on two occasions and voted by unanimous written consent on one occasion.

Executive Committee. The members of the Executive Committee are currently John T. Botti, J. Edward Sheridan and J. David Luce. Messrs. Sheridan and Luce were appointed to the Executive Committee in February, 2003. The Executive Committee has all of the powers of the Board of Directors except it may not; (i) amend the Certificate of Incorporation or Bylaws; (ii) enter into agreements to borrow money in excess of $250,000; (iii) to grant security interests to secure obligations of more than $250,000; (iv) authorize private placements or public offerings of our securities; (v) authorize the acquisition of any major assets or business or change our business; or (vi) authorize any employment agreements in excess of $75,000. The Executive Committee meets when actions must be approved in an expedient manner and a meeting of the Board of Directors cannot be convened. During Fiscal 2003, the Executive Committee did not deem it necessary to meet but voted by unanimous written consent on two occasions.

Back to Contents

Compensation Committee. The members of the Compensation Committee are J. David Luce, J. Edward Sheridan and Charles C. Johnston. The Compensation Committee functions include administration of our 2000 Employee Stock Option Plan, 1992 Employee Stock Option Plan and the 2001 and 1992 Non- Executive Director Stock Option Plans and negotiation and review of all employment agreements of our executive officers. During the fiscal year ended June 30, 2003, the Compensation Committee held no meetings and voted by unanimous written consent on two occasions.

Compensation Committee Report on Executive Compensation

This report is submitted by the compensation committee of the Board of Directors of Authentidate Holding Corp. The compensation committee of the Board of Directors sets the compensation of the Chief Executive Officer and other executive officers, reviews the design, administration and effectiveness of compensation programs for other key executives, and approves stock option grants for all executive officers. The compensation committee currently consists of Messrs. J. Edward Sheridan, J. David Luce and Charles C. Johnston.

Overview and Philosophy.

AHC uses its compensation program to achieve the following objectives:

•
To provide compensation that attracts, motivates and retains the talented, high caliber officers and employees necessary to achieve AHC’s strategic objectives, as determined by the compensation committee;

•	To align the interest of officers with the success of AHC by linking compensation with AHC’s business objectives and performance;

•	To align the interest of officers with stockholders by including long-term equity incentives; and

•	To increase the long-term profitability of AHC and, accordingly, increase stockholder value.

Back to Contents

To meet these goals, the compensation committee has adopted an executive compensation program comprised of cash compensation in the form of base salary, bonus compensation and long-term incentive awards, generally in the form of options to purchase common stock. In addition, the compensation program includes various other benefits, including restricted stock awards, medical and insurance plans and AHC’s 401(k) Plan, which is generally available to all employees of AHC.

The Board and the compensation committee also believe that the compensation of the Chief Executive Officer and AHC’s other executive officers should be based to a substantial extent on AHC’s performance and adjusted, as appropriate, based on such executive officer’s performance against personal performance objectives. Generally, when establishing salaries, bonus levels and stock option awards for executive officers, the compensation committee considers: (a) the company’s financial performance during the past year and recent quarters, (b) the individual’s performance during the past year and recent quarters and (c) the salaries of executive officers in similar positions of companies of comparable size and capitalization and other companies within the software industry.

Compensation Components

The three major components of the Company’s executive officer compensation are (a) base salary, (b) long-term, equity-based incentive awards and (c) bonus compensation.

Base Salary.

Compensation levels for each of AHC’s officers, including the Chief Executive Officer, are generally set within the range of salaries that the compensation committee believes are paid to officers with comparable qualifications, experience and responsibilities at similar companies. In setting compensation levels, the compensation committee takes into account such factors as (i) AHC’s past performance and future expectations, (ii) individual performance and experience and (iii) past salary levels. The compensation committee does not assign relative weights or ranking to these factors, but instead makes a determination based upon the consideration of all of these factors as well as the progress made with respect to AHC’s long-term goals and strategies. Base salary, while reviewed annually, is only adjusted as deemed necessary by the compensation committee in determining total compensation for each officer. Base salary levels for each of AHC’s officers, other than the Chief Executive Officer, were also based in part upon evaluations and recommendations made by the Chief Executive Officer. Additionally, John T. Botti, our Chief Executive Officer, Jan Wendenburg, the Chief Executive Officer of Authentidate International AG, and Dennis H. Bunt, our Chief Financial Officer have existing employment agreements, which set forth certain levels of base salary and bonus compensations. During the fiscal year ended June 30, 2003, Mr. Botti received a Base Salary of $305,671, Mr. Bunt received a Base Salary of $146,669, and Mr. Wendenburg received a base salary of $231,000, as set forth in their respective employment agreements. During the fiscal year ended June 30, 2003, Mr. Robert Van Naarden, the former Chief Executive Officer of Authentidate, Inc., received a base salary of $255,115 pursuant to the terms of his then-existing employment agreement. Mr. Van Naarden’s employment agreement expired in July, 2003 and was not renewed.

Back to Contents

Equity Incentives.

The compensation committee believes that stock participation aligns officers’ interests with those of the stockholders. In addition, the compensation committee believes that equity ownership by officers helps to balance the short term focus of annual incentive compensation with a longer term view and may help to retain key executive officers. Long term incentive compensation, generally granted in the form of stock options, allows the officers to share in any appreciation in the value of AHC’s common stock. Our 2000 Employee Stock Incentive Plan (the “2000 Plan”), has been established to provide all our employees, including our executive officers, with an opportunity to share, along with our stockholders, in the long-term performance of AHC. Executives are eligible to receive stock options generally not more than once a year, giving them the right to purchase shares of our common stock in the future at a price equal to the fair market value at the date of grant. Unless the Board or the compensation committee determines otherwise, grants to all executives, including the Chief Executive Officer, are exercisable as to one-third of the underlying shares on the each of the first three anniversaries of the grant date. Annual grants to executives other than the Chief Executive Officer are approved by the compensation committee based upon recommendations made by the Chief Executive Officer based upon (1) the individual executive’s performance and (2) market data relating to option grants to individuals occupying similar positions at comparably situated companies.

In making stock option grants, the compensation committee considers general corporate performance, individual contributions to AHC’s financial, operational and strategic objectives, the Chief Executive Officer’s recommendations, level of seniority and experience, existing levels of stock ownership, previous grants of restricted stock or options, vesting schedules of outstanding restricted stock or options and the current stock price. With respect to the compensation determination for the fiscal year ended June 30, 2003, the compensation committee believes that the current stock ownership position of the executive officers was sufficient to achieve the benefits intended by equity ownership. Based on the foregoing, during the fiscal year ended June 30, 2003, the compensation committee did not grant stock options to any executive officers of AHC except for Dennis H. Bunt, the Chief Financial Officer, who was granted options to purchase an aggregate of 65,000 shares of common stock.

Other Benefits.

AHC also has various broad-based employee benefit plans. Executive officers participate in these plans on the same terms as eligible, non-executive employees, subject to any legal limits on the amounts that may be contributed or paid to executive officers under these plans. AHC offers a 401(k) plan, which allows employees to invest in a wide array of funds on a pre-tax basis. AHC also maintains insurance and other benefit plans for its employees, including its executive officers. During the fiscal year ended June 30, 2003, no executive officers were awarded additional bonus compensation except for Mr. Franceski, who received a $59,984 cash bonus.

Back to Contents

Chief Executive Officer Compensation.

In the fiscal year ended June 30, 2003, Mr. John T. Botti, Chief Executive Officer, received a salary of $305,671 which represents an increase of approximately 4.8% from the prior year. In the fiscal year ended June 30, 2002, Mr. Botti received a base salary of $291,630, which represents a 9.9% increase from his base salary of $265,005 in the fiscal year ended June 30, 2001. The terms of Mr. Botti’s employment compensation are determined primarily pursuant to his employment agreement which was entered into in January, 2000. In addition, the employment agreement provides for the payment of certain bonuses based upon performance by AHC. The base salary is believed by the compensation committee to be consistent with the range of salary levels received by executives in a similar capacity in companies of comparable size. Mr. Botti did not receive any bonus compensation and was not granted any stock options during the fiscal year ended June 30, 2003.

Tax Deductibility of Executive Compensation.

Section 162(m) of the Code limits the tax deduction to AHC to $1 million for compensation paid to any of the executive officers unless certain requirements are met. The compensation committee has considered these requirements and the regulations. It is the compensation committee’s present intention that, so long as it is consistent with its overall compensation objectives, substantially all executive compensation be deductible for United States federal income tax purposes. The compensation committee believes that any compensation deductions attributable to options granted under the employee stock option plan currently qualify for an exception to the disallowance under Section 162(m). Future option grants to executive officers under each of the AHC employee stock option plans will be granted by the compensation committee.

By the Compensation Committee of of the Board of Directors of Authentidate Holding Corp.

J. David Luce J. Edward Sheridan Charles C. Johnston

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks between the members of our compensation committee and any other entity. At present, J. Edward Sheridan, J. David Luce and Charles C. Johnston are the members of the compensation committee. None of the members of the Board’s compensation committee (a) was an officer or employee of AHC during the last fiscal year; (b) was formerly an officer of AHC or any of its subsidiaries; or (c) had any relationship with AHC requiring disclosure under Item 404 of Regulation S-K except that one member of our Compensation Committee, Mr. J. David Luce, and an affiliate of Mr. Charles C. Johnston, also a member of our Compensation Committee, participated in our private sale of debentures in May, 2003. Additional information pertaining to the interests of Mr. Luce and Mr. Johnston in this financing is set forth under Item 13., “Certain Relationships and Related Transactions”.

Back to Contents

Meetings of the Board of Directors

During the fiscal year ended June 30, 2003, our Board of Directors met on four occasions and voted by unanimous written consent on six occasions. No member of the Board of Directors attended less than 75% of the aggregate number of (i) the total number of meetings of the Board of Directors or (ii) the total number of meetings held by all Committees of the Board of Directors.

Certain Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and officers, and persons who own, directly or indirectly, more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (“SEC”) reports of ownership and reports of changes in ownership of common stock and other equity securities we issue. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such reports received by us, we believe that all Section 16(a) filing requirements applicable to officers, directors and 10% shareholders were complied with during the 2003 fiscal year.

Code of Ethics

On July 31, 2003, our Board of Directors approved the Code of Ethics and Business Conduct for our company. Our Code of Ethics and Conduct covers all our employees and Directors, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Ethics and Conduct is included as an exhibit to this Annual Report.

Back to Contents

Item 11. Executive Compensation

The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-K) compensation awarded to, earned by, we paid during the years ended June 30, 2003, 2002 and 2001 to each of the named executive officers.

SUMMARY COMPENSATION TABLE

Annual Compensation

						Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation		Restricted Stock Award(s)		No. of Securities Underlying Options/SARs

John Botti	2003	$305,671	$0	$4,380	(1)	0	(2)	0
Chairman, President and	2002	$291,630	$0	$7,910		0		0
Chief Executive Officer	2001	$265,005	$0	$7,760		0		444,668	(3)

Robert Van Naarden	2003	$255,115	$0	$3,048	(4)	0		0
Director and Chief Executive	2002	$244,423	$0	$3,060		0		0
Officer of Authentidate, Inc. (*)	2001	$317,733	$0	$426		0		547,397	(5)

Dennis H. Bunt,	2003	$146,669	$0	$6,190	(6)	0		65,000
Chief Financial Officer	2002	$126,612	$0	$5,426		0		0
	2001	$105,605	$0	$5,573		0		86,849

Thomas Franceski,	2003	$158,462	$59,984	$9,376	(8)	0		0
Vice President	2002	$146,231	$19,197	$11,634		0		100,000	(7)
	2001	$98,125	$30,000	$6,552		0		105,000

(1)
Includes: (i) for 2003, automobile and expenses of $3,170, $1,304 for personal cell phone allowance and premiums on life insurance of $176; (ii) for 2002, automobile and expenses of $2,985, $2,095 for a personal cell phone allowance, matching contributions to AHC’s 401(k) plan of $2,654 and payment of premium on term life insurance of $176; and (iii) for 2001, an automobile and expenses of $2,985, matching contributions to AHC’s 401(k) plan of $4,573 and payment of premiums on term life insurance of $202.

(2)
No restricted stock awards were granted to Mr. Botti in fiscal 2003. Mr. Botti, however, owned 409,391 restricted shares of our Common Stock on June 30, 2003, the market value of which was $3.51 per share on such date, without giving effect to the diminution in value attributed to the restriction on such shares.

(3)	Represents options we granted pursuant to the employee’s acceptance of our offer to exchange securities of Authentidate, Inc. held by such person for like securities of AHC.
(4)
Includes (i) for 2003, commuting expenses of $2,872 and premiums of a term life insurance policy of $176 and for (ii) 2002, commuting expenses of $2,884 and premiums on a term life insurance policy of $176.

(5)
Represents 200,000 options granted pursuant to the terms of the employment agreement entered into between us and Mr. Van Naarden and 347,397 options granted pursuant to the employee’s acceptance of our offer to exchange securities of Authentidate, Inc. held by such person for like securities of AHC.

(6)
Includes: (i) for 2003, automobile and expenses of $2,181, premiums on life insurance of $176 and matching contributions to AHC’s 401(k) plan of $3,883; (ii) for 2002, premiums on a term life insurance policy of $176 and matching contributions to AHC’s 401(k) plan of $5,250 and (iii) for 2001, matching contributions to AHC’s 401(k) plan of $4,573, $798 in automobile expenses and premiums on a term life insurance policy of $202.

Back to Contents

(7)	Represents options granted during the fiscal year ended June 30, 2002.
(8)
Includes (i) for 2003, automobile expenses of $6,000, matching contributions to DJS’ 401(k) plan of $3,200 and $176 in premiums on a term life insurance poliy; (ii) for 2002, automobile expenses of $6,000, matching contributions to AHC’s 401(k) plan of $5,458 and premiums on a term life insurance policy of $176 and (iii) for 2001, $3,600 in automobile expenses, premiums on a term life insurance policy of $202 and matching contributions to AHC’s 401(k) plan of $2,750.

*
As of June 13, 2003, Mr. Van Naarden’s employment with Authentidate ended. Mr. Van Naarden was not nominated to serve on the Company’s Board of Directors which election occurred at our Annual Meeting held on February 10, 2003.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

	Individual Grants				Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term		Alternative to (f) and (g) Grant Date Value

Name (a)	Number of Securities Underlying Option/SARs Granted (#) (b)	Percent of Total Option/ SARs Granted To Employees In Fiscal Year (C)	Exercise of Base Price (S/Sh) (d)	Expiration Date (c)	5% ($) (f)	10% ($) (g)	Grant Date Present Value $ (h)

John T. Botti	0	N/A	N/A	N/A	N/A	N/A
Robert Van Naarden	0	N/A	N/A	N/A	N/A	N/A
Dennis H. Bunt	25,000	3.0%	$2.75	7/24/07	$18,994	$41,973
Dennis H. Bunt	40,000	4.8%	$2.50	10/01/07	0	0
Thomas Franceski	0	N/A	N/A	N/A	N/A	N/A

No Stock Appreciation Rights were granted to any of the named executive officers during the last fiscal year.

Back to Contents

AGGREGATED OPTION/SAR EXERCISES IN LAST
FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table contains information with respect to the named executive officers concerning options held as of the year ended June 30, 2003.

AGGREGATED OPTION/SAR EXERCISES IN LAST
FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options as of June 30, 2003 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at June 30, 2003(1) Exercisable/ Unexercisable

John T. Botti	0	$0	1,334,668/0	884,889/0
Robert Van Naarden	0	$0	219,184/331,598	0
Dennis H. Bunt	0	$0	162,849/40,000	45,260/0
Thomas Franceski	0	$0	205,000/0	0

(1)	Based upon the closing price ($3.51 per share) of our common stock on June 30, 2003 less the exercise price for the aggregate number of shares subject to the options.

Employment Agreements

In January, 2000, we entered into a new three year employment agreement with our Chief Executive Officer, which expired on January 1, 2003. This agreement automatically renewed for one additional year according to its terms. The agreement provides for:

•	a base salary of $250,000 in the first year of the agreement, increasing by 10% in each year thereafter;

•	a bonus equal to 3% of our pre-tax net income, with such additional bonuses as may be awarded in the discretion of the Board of Directors;

•	certain insurance and severance benefits; and

•	automobile and expenses.

We are currently negotiating the terms of a new employment agreement with our Chief Executive Officer. Although we have not finalized all of the terms and conditions regarding a new employment agreement, the compensation committee of our Board of Directors has determined to grant Mr. Botti options to purchase 450,000 shares of common stock under our 2000 Employee Stock Option Plan as part of the compensation package to be included in the final agreement.

In October 2000, we entered into an employment agreement with our Chief Financial Officer which provides:

Back to Contents

•	an annual salary of $100,000 increasing to $110,000 on January 1, 2001;

•	annual increases every October to be determined by the Compensation Committee of the Board of Directors;

•	eligibility for annual bonuses at the discretion of the Compensation Committee of the Board of Directors;

•	a severance agreement equal to twelve months salary;

•	the award of Authentidate, Inc. stock options equal to 1.25% of the outstanding stock, convertible into AHC stock options upon the approval of such conversion by our shareholders.

In March 2002, Authentidate International, AG entered into a three-year employment agreement with its Chief Executive Officer, Mr. Jan Wendenburg. The agreement provides for:

•	a base salary of $231,000 with annual increases of 5%;

•	a bonus of up to 50% of the base salary in the event Authentidate International achieves the operating targets approved by AHC’s Board of Directors;

•	a severance payment not to exceed 18 months of his base salary or until he obtains alternative employment; and

•	184,000 stock options vesting over three years at an exercise price of $4.54 per share.

In July 2000, Authentidate entered into an employment agreement with its new Chief Executive Officer, Robert Van Naarden, for a three year term. The employment agreement provides for:

•	annual salary of $250,000;

•	an annual bonus of up to $200,000, with a minimum bonus of $80,000 during the first year;

•	a severance agreement equal to twelve months salary in the event employment agreement is terminated without cause or is not renewed;

•
the award of such number of shares of common stock of Authentidate as shall equal 5% of the shares outstanding on the date of the employment agreement, vesting in equal amounts over a four year period, commencing one year from the date of the agreement; and

•	the award of employee stock options to purchase 200,000 shares of common stock of AHC, vesting in equal amounts over a four year period, at an exercise price of $6.3125 per share.

This agreement expired July 5, 2003 and was not renewed. Mr. Van Naarden will receive his severance payments according to the terms of this agreement.

Compensation of Directors

Non-employee directors were compensated for their services during the last fiscal year in the amount of $5,000 annually. Under our Non-Executive Director Stock Option Plan, these directors also receive options to purchase 10,000 shares for each year of service on our Board of Directors, pro rata, based on the length of service during each year. These directors are also reimbursed for expenses incurred in order to attend meetings of the Board of Directors. Directors also receive 20,000 stock options upon being elected to the Board.

Back to Contents

Stock Option Plans

In March 2001, our shareholders approved the 2000 Employees Stock Option Plan (the “2000 Plan”) which provides for the grant of options to purchase up to 5,000,000 shares of our Common Stock. In July 2001, we filed a registration statement with the SEC to register the shares issuable upon exercise of the options granted or which may be granted under the 2000 Plan. Our shareholders were asked to adopt the 2000 Plan since there were no additional shares available for issuance under the 1992 Plan, the 1992 Plan was to expire in April 2002 and shareholder approval would have been required to increase the number of shares subject to the 1992 Plan.

In April 1992, we adopted the 1992 Employees Stock Option Plan (the “1992 Plan”) which provided for the grant of options to purchase up to 600,000 shares of the Company’s Common Stock. On January 26, 1995, our stockholders approved an amendment to the 1992 Plan to increase the number of shares of Common Stock available under the 1992 Plan to 3,000,000 shares.

Under the terms of the 2000 Plan and the 1992 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422 of the Code, or options which do not so qualify (“Non-ISOs”). As of June 30, 2003, there were outstanding an aggregate of 4,843,117 options under the 2000 Plan and 1992 Plan combined, with exercise prices ranging from $0.01 to $9.125.

The 2000 Plan and the 1992 Plan are administered by the compensation committee designated by our Board of Directors. The compensation committee has the discretion to:

•	determine the eligible employees to whom, and the times and the price at which, options will be granted;

•	whether such options shall be ISOs or Non-ISOs;

•	the periods during which each option will be exercisable; and

•	the number of shares subject to each option.

The Board or Committee shall have full authority to interpret the 2000 Plan and 1992 Plan and to establish and amend rules and regulations relating thereto.

Under both the 2000 Plan and the 1992 Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent stockholder (as defined in the 2000 Plan and the1992 Plan) such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-ISOs options may be less than such fair market value. The aggregate fair market value of shares subject to options granted to a participant which are designated as ISOs which become exercisable in any calendar year shall not exceed $100,000. The “fair market value” will be the closing NASDAQ bid price, or if our Common Stock is not quoted by NASDAQ, as reported by the National Quotation Bureau, Inc., or a market maker of our Common Stock, or if the Common Stock is not quoted by any of the above, by the Board of Directors acting in good faith.

Back to Contents

Previously, the compensation committee was authorized to grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option. In light of the passage of the Sarbanes-Oxley Act of 2002, the compensation committee will no longer undertake any such actions. In the past, no loans were given or guaranteed to employees to pay taxes in connection with the exercise of options granted pursuant to our employee stock option plans.

Non-Executive Director Stock Option Plans

In January, 2002, our shareholders approved the 2001 Non-Executive Director Stock Option Plan. Options are granted under the 2001 Director Plan until December, 2011 to (i) non-executive directors as defined and (ii) members of any advisory board we may establish who are not full-time employees of us or any of our subsidiaries. Our shareholders were asked to adopt the 2001 Director Plan since the 1992 Non-Executive Director Stock Option Plan, as amended, was to expire in April 2002. The 1992 Director Plan was approved by our stockholders in May, 1992. With the approval of the shareholders, the 1992 Director Plan was amended in December, 1997. Similar to the 1992 Director Plan, under the 2001 Director Plan, each non-executive director will automatically be granted an option to purchase 20,000 shares upon joining the Board and an option to purchase 10,000 shares each September 1st thereafter. Unlike the 1992 Director Plan, however, the 2001 Director Plan provides that the annual non-discretionary grant of options is to be on a pro rata basis, based on the time the director has served during the previous year. The 1992 Director Plan simply provided for a blanket grant of 10,000 options per year. The term non-executive director refers to those of our directors who is not otherwise a full-time employee of AHC or any subsidiary. In addition, each eligible member of an advisory board will receive, upon joining the advisory board, and on each anniversary of the effective date of his appointment, an option to purchase 5,000 shares of our common stock.

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

Back to Contents

As of June 30, 2003, there are outstanding 110,000 options under the 1992 Director Plan and 50,000 options have been granted under the 2001 Director Plan. The options outstanding have exercise prices ranging from $0.84 to $4.81. On September 1, 2003, we granted an aggregate of 37,500 options to our non-employee directors pursuant to the 2001 Director Plan. These options have an exercise price of $3.04 per share.

The exercise price for options granted under the both the 2001 and 1992 Director Plans is 100% of the fair market value of the common stock on the date of grant. The “fair market value” is the closing price of our common stock as reported by NASDAQ, or if our common stock is not quoted by NASDAQ, the closing bid price as reported by the National Quotation Bureau, Inc., or a market maker of our common stock, or if the common stock is not quoted by any of the above by the Board of Directors acting in good faith. The exercise price of options granted under the 2001 Director Plan must be paid at the time of exercise in cash. Under the 1992 Director Plan, grantees had the option of paying the exercise price either in cash or by delivery of shares of our common stock or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the 2001 or 1992 Director Plan, expires five years from the date of grant. The 2001 and 1992 Director Plans are administered by a committee of the board of directors composed of not fewer than three persons who are our officers. The committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the committee will make all determinations of the interpretation of the 2001 and 1992 Director Plans. Options granted under the 2001 and 1992 Director Plans are not qualified for incentive stock option treatment.

Back to Contents

Shareholder Return Performance Presentation

Set forth below is a line graph comparing the total cumulative return on our common stock and the Nasdaq Composite Index and a Software Index (assuming reinvestment of dividends). Our common stock is listed for trading in the Nasdaq National Market under the trading symbol ADAT.

Cumulative Total Shareholder Return
$70,000
$60,000
$50,000
$40,000
$30,000
$20,000
$10,000
$0
6/30/99
6/30/00
6/30/01
6/30/02
6/30/03
ADAT
Composite Index
Computer Software Index

Listed below is the value of a $10,000 investment at each of our last 5 year ends:

CUMULATIVE TOTAL SHAREHOLDER RETURN

Date	AHC	Nasdaq Composite Index	Nasdaq Computer Index

6/30/99	$10,000	$10,000	$10,000
6/30/00	$58,750	$14,765	$16,908
6/30/01	$45,000	$8,043	$7,817
6/30/02	$31,100	$5,447	$4,919
6/30/03	$35,110	$6,041	$5,381

Footnotes:
(1)	Assumes $10,000 was invested at June 30, 1999 in AHC and each Index presented.
(2)
The comparison indices were chosen in good faith by management. Most of our peers are divisions of large multi-national companies, therefore a comparison is not meaningful. In addition, we are involved in three distinct businesses: document imaging software, authentidation/security software and computer systems integration, for which there is no peer comparison. Therefore, in addition to the Nasdaq Composite Index we have chosen the NASDAQ Computer and Data Processing Index, which is primarily comprised of software companies.

Back to Contents

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of September 3, 2003 with respect to (i) each director and each executive officer, (ii) all directors and officers as a group, and (iii) the persons (including any “group” as that term is used in Section l3(d)(3) of the Securities Exchange Act of l934), known by us to be the beneficial owner of more than five (5%) percent of our common stock.

Type of Class	Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (*)

Common	John T. Botti c/o Authentidate Holding Corp. 2165 Technology Drive Schenectady, NY 12308	1,744,009	(2)	8.02%

Common	Steven Kriegsman c/o Authentidate Holding Corp. 2165 Technology Drive Schenectady, NY 12308	60,000	(3)	0.30%

Common	Dennis Bunt c/o Authentidate Holding Corp. 2165 Technology Drive Schenectady, NY 12308	163,682	(4)	0.79%

Common	J. Edward Sheridan c/o Authentidate Holding Corp. 2165 Technology Drive Schenectady, NY 12308	60,000	(5)	0.30%

Common	Charles Johnston c/o Authentidate Holding Corp. 2165 Technology Drive Schenectady, NY 12308	148,570	(6)	0.72%

Common	J. David Luce c/o Authentidate Holding Corp. 2165 Technology Drive Schenectady, NY 12308	958,170	(7)	4.48%

Common	Thomas Franceski c/o Authentidate Holding Corp. 2165 Technology Drive Schenectady, NY 12308	218,042	(8)	1.05%

Common	Greener Fairways, Inc. 3144 Casseekey Island Road Jupiter, FL 33477	1,086,052	(9)	5.05%

Directors/Officers as a group
(2)(3)(4)(5)(6)(7)(8)		3,352,473		15.66%

(1)	Unless otherwise indicated below, each director, officer and 5% shareholder has sole voting and sole investment power with respect to all shares that he beneficially owns.

Back to Contents

(2)	Includes vested stock options to purchase 1,334,668 shares of Common Stock. Does not include stock options to purchase 450,000 shares of Common Stock to be issued as part of new employment agreement.

(3)	Includes vested options to purchase 60,000 shares of Common Stock.

(4)	Includes vested options to purchase 162,849 shares of Common Stock and excludes nonvested options to purchase 40,000 shares of Common Stock.

(5)	Includes vested options to purchase 60,000 shares of Common Stock.

(6)
Includes vested options to purchase 50,000 shares of Common Stock. Excludes 6,631 shares of common stock owned by CCJ Trust and 20,000 shares of common stock owned by FILIT Trust. Also excludes the following securities owned by J&C Resources, LLC: warrants to purchase 38,462 shares of common stock and 96,154 shares of common stock issuable upon the conversion of $250,000 principal amount of convertible debentures.

(7)
Includes vested options to purchase 27,500 shares of Common Stock, warrants to purchase an aggregate of 504,471 shares of common stock and 96,154 shares of common stock issuable upon the conversion of $250,000 principal amount of convertible debentures.

(8)	Includes vested options to purchase 205,000 shares of Common Stock.

(9)
Includes 500,000 shares of common stock issuable upon the conversion of 28,000 shares of Series B Preferred Stock, warrants to purchase 38,462 shares of common stock and 96,154 shares of common stock issuable upon the conversion of $250,000 principal amount of convertible debentures.

*	Based on 20,408,198 shares of Common Stock outstanding as of September 3, 2003.

Back to Contents

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of June 30, 2003 including the 1992 Employee Stock Option Plan, as amended, the 1992 Non-Employee Director Stock Option Plan, as amended, the 2000 Employee Stock Option Plan and the 2001 Non-Employee Director Stock Option Plan. Information concerning each of the aforementioned plans is set forth below following the caption “Shareholder Approved Option Plans.”

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a) (c)

Equity Compensation Plans Approved by Stockholders.	5,003,117(1)	$4.38	1,661,510(2)

Equity Compensation Plans Not Approved by Stockholders	N/A	N/A	N/A

Total	5,003,117(1)	$4.38	1,661,510(2)

1.
Includes 1,224,627 options issued pursuant to our 1992 Employee Stock Option Plan, as amended; 110,000 options issued pursuant to our 1992 Director Stock Option Plan, as amended; 50,000 options issued pursuant to our 2001 Director Stock Option Plan; and 3,618,490 options issued pursuant to our 2000 Employee Stock Option Plan; but does not include 37,500 options issued pursuant to our 2001 Director Stock Option Plan on September 1, 2003.

2.
Consists of 1,381,510 options available for issuance pursuant to our 2000 Employee Stock Option Plan and assumes the issuance of 280,000 options pursuant to our 2001 Director Stock Option Plan according to the following analysis. The 2001 Director Stock Option Plan does not provide for a cap on the aggregate number of options which may be granted thereunder. All option grants under the 2001 Director Stock Option Plan are non-discretionary; each non-employee director receives an option to purchase 10,000 shares of our common stock each September 1, pro rata, based on the length of such directors service during the preceding year. Accordingly, if the number and identity of our non-employee directors remains constant over the life of the 2001 Director Stock Option Plan, we would issue a total of 280,000 options to our non-employee directors under the 2001 Director Stock Option Plan.

Back to Contents

Item 13. Certain Relationships and Related Transactions

Except as disclosed herein, we have not entered into any material transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of our Common Stock.

During the 2002 fiscal year we entered into certain loan and security arrangements involving Mr. John T. Botti, our Chairman and Chief Executive Officer, principally relating to certain obligations to financial institutions secured by Mr. Botti’s stock in AHC. We initially established these arrangements in 2001, and have agreed to certain modifications in February, 2002, as described below. These loan arrangements were repaid during the fiscal year ended June 30, 2003.

In January, 2001, we made a loan of $317,000 to Mr. Botti so as to enable him to avoid a margin call on the shares of AHC common stock owned by him that were held in a brokerage account as the Board of Directors believed that failing to do so would have a material adverse impact on the market price of its stock (the “2001 Loan”). The 2001 Loan was collateralized by a lien on all of the shares of AHC owned by Mr. Botti, as well as shares issuable to Mr. Botti upon the exercise of stock options granted to him. As of February 14, 2002, we agreed to loan an additional amount of $203,159.07 to Mr. Botti, which loan was also collateralized by a lien on all of shares of AHC owned by Mr. Botti or issuable to him (the “2002 Loan”). The 2001 Loan earned interest at the rate of 9% per annum and was due on January 5, 2003. The 2002 Loan earned interest at the rate of 6% per annum and was being repaid in bi-weekly installments of $5,000. In connection with the transactions described above, Mr. Botti pledged to us the shares of AHC stock currently owned by him or that he may later acquire upon the exercise of options. AHC’s interest was been perfected as to 409,341 shares of Common Stock of AHC owned (beneficially and of record) by Mr. Botti and options to purchase 1,334,668 shares of Common Stock of AHC. The pledge additionally extended to any proceeds realized by Mr. Botti from the sale of the pledged securities.

In June 2003, these loans were paid in full in connection with the sale to us by Mr. Botti of the 100 shares of Series A Preferred Stock then owned by him. We agreed to pay Mr. Botti the amount of $850,000 for such shares. The shares of Series A Preferred Stock had been appraised at $1,100,000 by an independent nationally recognized appraisal and valuation firm. Payment terms were as follows: $70,000 in cash was paid at closing, $485,000 was offset against the 2002 Loan and 2001 Loan and the balance will be paid to Mr. Botti in monthly installments of $15,000, without interest, which payments commenced in July, 2003.

Back to Contents

As described elsewhere in the Annual Report on Form 10-K, on May 29, 2003, we completed the sale of a private financing in the amount of $2,725,300 of our securities to certain investors pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D, promulgated thereunder. In the transaction, we sold $2,725,300 of convertible debentures and warrants to purchase an aggregate of 419,279 shares of common stock. Mr. J. David Luce, who serves as a non-executive member of our Board of Directors participated in this financing and purchased $250,000 aggregate principal amount of convertible debentures and received 38,462 common stock purchase warrants. Further, J&C Resources, LLC, an entity affiliated with Mr. Charles C. Johnston, who also serves as a non-executive member of our Board of Directors, purchased $250,000 aggregate principal amount of convertible debentures and received 38,462 common stock purchase warrants in this financing. In addition, Greener Fairways, Inc., an entity that is currently a beneficial owner of in excess of 5% of our common stock participated in this financing, purchasing $250,000 aggregate principal amount of convertible debentures and receiving 38,462 common stock purchase warrants purchased.

For information concerning employment agreements with, and compensation of, our executive officers and directors, see “MANAGEMENT – Executive Compensation.”

Item 14. Accounting Fees and Services.

Not applicable.

Back to Contents

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

The following Financial Statements of AHC are included in Part II, Item 8 of this report:

•	Report of Independent Auditors;

•	Consolidated Balance Sheets as of June 30, 2003 and 2002;

•	Consolidated Statements of Operations for the years ended June 30, 2003, 2002 and 2001;

•	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2003, 2002 and 2001;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001; and

•	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

The following consolidated financial statement schedule for each of the three years in the period ended June 30, 2003 is included pursuant to item 14 (d):

Schedule II, Valuation and Qualifying Accounts

(a)(3) Exhibits

The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. 1230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits. Certain portions of exhibits marked with the symbol (‡) have been granted confidential treatment by the Securities and Exchange Commission. Such portions were omitted and filed separately with the Securities and Exchange Commission.

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

Back to Contents

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

3.1.5
Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series B Convertible Preferred Stock (Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2002).

3.2	By-Laws (Exhibit 3.2 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.2	Form of Series A Preferred Stock Certificate (Exhibit 4.2 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.3	Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494)

4.4	Form of Warrant issued to certain individuals in fiscal year ended June 30, 2001 (Exhibit 4.7 to Form 10-K dated September 26, 2001).

4.5	Form of Warrant issued in connection with Series C Preferred Stock Offering (Exhibit 4.2 to Form 10-Q dated May 14, 2001).

4.6	Form of Series C Preferred Stock Certificate (Exhibit 4.9 to Form 10-Q dated May 14, 2001).

4.7	Form of Warrant Agreement issued to certain Warrant holders dated as of February 19, 2002 (Exhibit 10.1 to Form 8-K dated March 19, 2002).

4.8	Form of Warrant issued in connection with Unit Offering (Exhibit 4.12 to Form 10-K dated September 30, 2002).

4.9	Form of Debenture, dated as of October 25, 2002, between Authentidate Holding Corp. and certain investors (Exhibit 4.1 to Form 8-K dated October 25, 2002).

4.10	Form of Warrant , dated as of October 25, 2002, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated October 25, 2002).

4.11	Form of Debenture, dated as of May, 2003, between Authentidate Holding Corp. and certain investors (Exhibit 4.1 to Form 8-K dated May 30, 2003).

4.12	Form of Warrant , dated as of May, 2003, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated May 30, 2003).

Back to Contents

4.13	Form of Debenture, dated as of September 12, 2003, between Authentidate Holding Corp. and certain investors (Exhibit 4.1 to Form 8-K dated September 15, 2003).

4.14	Form of Warrant, dated as of September 12, 2003, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated September 15, 2003).

4.15	Form of Warrant, dated as of September 22, 2003, issued in connection with private placement (Exhibit 4.1 to Form 8-K dated September 22, 2003).

10.1	1992 Employee stock option plan (Exhibit 10.10 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.2	1992 Nonexecutive Directors stock option plan (Exhibit 10.11 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.3	Agreement with Prime Computer, Inc. (Exhibit 10.14 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.4	Agreement with Mentor Computer Graphics Ltd. (Exhibit 10.15 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.5	Agreement and Plan of Merger by and among Bitwise Designs, Inc., Bitwise DJS, Inc., certain individuals and DJS Marketing Group, Inc. dated March 6, 1996 (Exhibit 2 to Form 8-K dated March 22, 1996)

10.6	Employment Agreement between John Botti and the Company dated January 1, 2000 (Exhibit 10.27 to the Company’s Form 10-KSB dated June 30, 2000).

10.7	Employment Agreement between Robert Van Naarden and Authentidate.com, Inc. dated July 5, 2000 (Exhibit 10.29 to the Company’s Form 10-KSB dated June 30, 2000).

10.8‡	Joint Venture Agreement between The Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.30 to the Company’s Form 10-KSB dated June 30, 2000)

10.9‡	Technology License Agreement between The Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.31 to the Company’s Form 10-KSB dated June 30, 2000)

10.10	Series C Preferred Stock and Warrant Purchase Agreement between Authentidate Holding Corp. and purchasers of Series C Preferred Stock (Exhibit 10.1 to Form 10-Q dated May 14, 2001).

10.11	Registration Rights Agreement between Authentidate Holding Corp. and purchasers of Series C Preferred Stock (Exhibit 10.2 to Form 10-Q dated May 14, 2001).

10.12	2000 Employee Stock Option Plan (filed as Exhibit 2 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

10.13
Form of Security Exchange Agreement entered into between Authentidate Holding Corp., Authentidate, Inc. and certain security holders of Authentidate, Inc. (Exhibit 10.15 to the Company’s Form 10-K dated September 26, 2001)

Back to Contents

10.14
Agreement dated May 24, 2001 between Authentidate Holding Corp., Authentidate, Inc., Internet Venture Capital, LLC and Nicholas Themelis. (Exhibit 10.16 to the Company’s Form 10-K/A dated January 24, 2002)

10.15	Underlease Agreement of Authentidate, Inc. for a portion of the 43rd Floor at 2 World Financial Center. (Exhibit 10.17 to the Company’s Form 10-K dated September 26, 2001)

10.16	2001 Non-Executive Director Stock Option Plan (filed as Exhibit A to Proxy Statement dated December 18, 2001, as filed with the Commission).

10.17	Form of Letter of Credit dated as of May 6, 2002 between DJS Marketing Group, Inc. and Transamerica (filed as Exhibit 10.2 to Form 10-Q dated May 15, 2002).

10.18	Form of Unit Purchase Agreement entered into between Authentidate Holding Corp. and certain investors (Exhibit 10.21 to Form 10-K dated September 30, 2002).

10.19	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors (Exhibit 10.22 to Form 10-K dated September 30, 2002).

10.20‡	Strategic Alliance Agreement between Authentidate Holding Corp., Authentidate, Inc. and United States Postal Service dated as of July 31, 2002. (Exhibit 10.23 to Form 10-K dated September 30, 2002).

10.21	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of October 25, 2002 (Exhibit 10.1 to Form 8-K dated October 25, 2002).

10.22	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of October 25, 2002 (Exhibit 10.2 to Form 8-K dated October 25, 2002).

10.23	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of May 21, 2003 (Exhibit 10.1 to Form 8-K dated May 30, 2003).

10.24	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of May 21, 2003 Exhibit 10.2 to Form 8-K dated May 30, 2003)

10.25	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of September 12, 2003 (Exhibit 10.1 to Form 8-K dated September 15, 2003).

10.26	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of September 12, 2003 (Exhibit 10.2 to Form 8-K dated September 15, 2003).

10.27	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and a certain investor, dated as of September 22, 2003 (Exhibit 10.1 to Form 8-K dated September 22, 2003).

10.28	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and a certain investor, dated as of September 22, 2003 (Exhibit 10.2 to Form 8-K dated September 22, 2003).

14*	Code of Ethics

21*	Subsidiaries of Registrant

Back to Contents

23*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

During the quarter ended June 30, 2003 we filed the following reports on Form 8-K:

Date of Report	Item(s)	Description

May 16, 2003	5, 7, 9	Announcement of quarterly financial information and proposed financing event and including related press releases.
May 23, 2003	5, 9	Announcement of partial closing of private financing and including related press release.
June 3, 2003	5, 7, 9	Announcement of partial closing of private financing and including related press release and form of transaction documents.
June 17, 2003	5, 7	Announcement of streamlining of operations and including related press release.
June 23, 2003	5, 7	Announcement of consummation of related-party transaction and including related press release.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

By: /s/John T. Botti John T. Botti Chief Executive Officer, President and Chairman of the Board

Dated: September 26, 2003

Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/John T. Botti	Chief Executive Officer, President	September 26, 2003
John T. Botti	and Chairman of the Board

/s/Steven A. Kriegsman	Director	September 26, 2003
Steven A. Kriegsman

/s/J. Edward Sheridan	Director	September 26, 2003
J. Edward Sheridan

/s/Charles C. Johnston	Director	September 26, 2003
Charles C. Johnston

/s/ J. David Luce	Director	September 26, 2003
J. David Luce

/s/ Dennis H. Bunt	Chief Financial	September 26, 2003
Dennis H. Bunt	Officer and Principal
Accounting Officer

/s/ Thomas Franceski	Vice President –	September 26, 2003
Thomas Franceski	Technology Products Group

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

VALUATIONS AND QUALIFYING ACCOUNTS Schedule II
Column A	Column B	Column C		Column D	Column E

Description	Balance at Beginning of Period	Additions Charged to Expense	Additions Charged to Other Accounts	Deductions	Balance At End of Period

Allowance for doubtful accounts
Year ended June 30:
2003	$609,185	$58,688		$(207,133)	$460,740
2002	$532,241	$53,965	$54,289	$(31,310)	$609,185
2001	$410,761	$152,711		$(31,231)	532,241

Reserve for slow moving or obsolete inventory
Year ended June 30:
2003	$458,045	$137,610		$(408,286)	$187,369
2002	$788,151	$234,976		$(565,082)	$458,045
2001	736,926	314,937		(263,712)	788,151

Allowance for Note Receivable
Year ended June 30:
2003	$100,000	$0		$(100,000)	$0
2002	$0	$100,000		$0	$100,000
2001	$0	$0		$0	$0

Back to Contents

EXHIBIT INDEX

The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. §230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits. Certain portions of exhibits marked with the symbol (‡) have been granted confidential treatment by the Securities and Exchange Commission. Such portions were omitted and filed separately with the Securities and Exchange Commission.

Item No.	Description
2.1	Form of Stock Purchase Agreement dated as of March 4, 2002 by and among Authentidate Holding Corp., Authentidate International AG and PFK Acquisition Group I, LLC. (Exhibit 2.1 to Form 8-K dated March 15, 2002).
3.1	Certificate of Incorporation of Bitwise Designs, Inc.-Delaware (Exhibit 3.3.1 to Registration Statement on Form S-18, File No. 33-46246-NY)
3.1.1	Certificate of Designation of Series B Preferred Stock (Exhibit 3.2.1 to Form 10-KSB dated October 4, 1999)
3.1.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).
3.1.3	Certificate of Designations, Preferences and Rights and Number of Shares of Series C Convertible Preferred Stock (Exhibit 4.1 to Form 10-Q dated May 14, 2001).
3.1.4	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series C Convertible Preferred Stock (Exhibit 3.1.4 to Form 10-K dated September 26, 2001).
3.1.5	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series B Convertible Preferred Stock (Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2002).
3.2	By-Laws (Exhibit 3.2 to Registration Statement on Form S-18, File No. 33-46246-NY)
4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY)
4.2	Form of Series A Preferred Stock Certificate (Exhibit 4.2 to Registration Statement on Form S-18, File No. 33-46246-NY)
4.3	Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494)
4.4	Form of Warrant issued to certain individuals in fiscal year ended June 30, 2001 (Exhibit 4.7 to Form 10-K dated September 26, 2001).
4.5	Form of Warrant issued in connection with Series C Preferred Stock Offering (Exhibit 4.2 to Form 10-Q dated May 14, 2001).
4.6	Form of Series C Preferred Stock Certificate (Exhibit 4.9 to Form 10-Q dated May 14, 2001).
4.7	Form of Warrant Agreement issued to certain Warrant holders dated as of February 19, 2002 (Exhibit 10.1 to Form 8-K dated March 19, 2002).

Back to Contents

4.8	Form of Warrant issued in connection with Unit Offering (Exhibit 4.12 to Form 10-K dated September 30, 2002).
4.9	Form of Debenture, dated as of October 25, 2002, between Authentidate Holding Corp. and certain investors (Exhibit 4.1 to Form 8-K dated October 25, 2002).
4.10	Form of Warrant , dated as of October 25, 2002, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated October 25, 2002).
4.11	Form of Debenture, dated as of May, 2003, between Authentidate Holding Corp. and certain investors (Exhibit 4.1 to Form 8-K dated May 30, 2003).
4.12	Form of Warrant , dated as of May, 2003, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated May 30, 2003).
4.13	Form of Debenture, dated as of September 12, 2003, between Authentidate Holding Corp. and certain investors (Exhibit 4.1 to Form 8-K dated September 15, 2003).
4.14	Form of Warrant , dated as of September 12, 2003, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated September 15, 2003).
4.15	Form of Warrant , dated as of September 22, 2003, issued in connection with private placement (Exhibit 4.1 to Form 8-K dated September 22, 2003).
10.1	1992 Employee stock option plan (Exhibit 10.10 to Registration Statement on Form S-18, File No. 33-46246-NY)
10.2	1992 Nonexecutive Directors stock option plan (Exhibit 10.11 to Registration Statement on Form S-18, File No. 33-46246-NY)
10.3	Agreement with Prime Computer, Inc. (Exhibit 10.14 to Registration Statement on Form S-18, File No. 33-46246-NY)
10.4	Agreement with Mentor Computer Graphics Ltd. (Exhibit 10.15 to Registration Statement on Form S-18, File No. 33-46246-NY)
10.5	Agreement and Plan of Merger by and among Bitwise Designs, Inc., Bitwise DJS, Inc., certain individuals and DJS Marketing Group, Inc. dated March 6, 1996 (Exhibit 2 to Form 8-K dated March 22, 1996)
10.6	Employment Agreement between John Botti and the Company dated January 1, 2000 (Exhibit 10.27 to the Company’s Form 10-KSB dated June 30, 2000).
10.7	Employment Agreement between Robert Van Naarden and Authentidate.com, Inc. dated July 5, 2000 (Exhibit 10.29 to the Company’s Form 10-KSB dated June 30, 2000).
10.8‡	Joint Venture Agreement between The Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.30 to the Company’s Form 10-KSB dated June 30, 2000)
10.9‡	Technology License Agreement between The Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.31 to the Company’s Form 10-KSB dated June 30, 2000)
10.10	Series C Preferred Stock and Warrant Purchase Agreement between Authentidate Holding Corp. and purchasers of Series C Preferred Stock (Exhibit 10.1 to Form 10-Q dated May 14, 2001).

Back to Contents

10.11	Registration Rights Agreement between Authentidate Holding Corp. and purchasers of Series C Preferred Stock (Exhibit 10.2 to Form 10-Q dated May 14, 2001).
10.12	2000 Employee Stock Option Plan (filed as Exhibit 2 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).
10.13	Form of Security Exchange Agreement entered into between Authentidate Holding Corp., Authentidate, Inc. and certain security holders of Authentidate, Inc. (Exhibit 10.15 to the Company’s Form 10-K dated September 26, 2001)
10.14	Agreement dated May 24, 2001 between Authentidate Holding Corp., Authentidate, Inc., Internet Venture Capital, LLC and Nicholas Themelis. (Exhibit 10.16 to the Company’s Form 10-K/A dated January 24, 2002)
10.15	Underlease Agreement of Authentidate, Inc. for a portion of the 43rd Floor at 2 World Financial Center. (Exhibit 10.17 to the Company’s Form 10-K dated September 26, 2001)
10.16	2001 Non-Executive Director Stock Option Plan (filed as Exhibit A to Proxy Statement dated December 18, 2001, as filed with the Commission).
10.17	Form of Letter of Credit dated as of May 6, 2002 between DJS Marketing Group, Inc. and Transamerica (filed as Exhibit 10.2 to Form 10-Q dated May 15, 2002).
10.18	Form of Unit Purchase Agreement entered into between Authentidate Holding Corp. and certain investors (Exhibit 10.21 to Form 10-K dated September 30, 2002).
10.19	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors (Exhibit 10.22 to Form 10-K dated September 30, 2002).
10.20‡	Strategic Alliance Agreement between Authentidate Holding Corp., Authentidate, Inc. and United States Postal Service dated as of July 31, 2002. (Exhibit 10.23 to Form 10-K dated September 30, 2002).
10.21	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of October 25, 2002 (Exhibit 10.1 to Form 8-K dated October 25, 2002).
10.22	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of October 25, 2002 (Exhibit 10.2 to Form 8-K dated October 25, 2002).
10.23	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of May 21, 2003 (Exhibit 10.1 to Form 8-K dated May 30, 2003).
10.24	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of May 21, 2003 Exhibit 10.2 to Form 8-K dated May 30, 2003)
10.25	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of September 12, 2003 (Exhibit 10.1 to Form 8-K dated September 15, 2003).
10.26	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of September 12, 2003 (Exhibit 10.2 to Form 8-K dated September 15, 2003).
10.27	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and a certain investor, dated as of September 22, 2003 (Exhibit 10.1 to Form 8-K dated September 22, 2003).

Back to Contents

10.28	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and a certain investor, dated as of September 22, 2003 (Exhibit 10.2 to Form 8-K dated September 22, 2003).
14*	Code of Ethics
21*	Subsidiaries of Registrant
23*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

Back to Contents

Authentidate Holding Corp.
and Subsidiaries
Consolidated Financial Statements
(and Report of Independent Auditors)
For the Years Ended June 30, 2003, 2002 and 2001

Back to Contents

Back to Contents

Report of Independent Auditors

To the Board of Directors and Shareholders
Of Authentidate Holding Corp.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Authentidate Holding Corp. and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

September 5, 2003, except for Note 22,
as to which the dates are September 12,
2003 and September 22, 2003

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Consolidated Balance Sheets
June 30, 2003 and 2002

Assets	2003	2002

Current assets
Cash and cash equivalents	$3,460,446	$2,269,353
Accounts receivable, net of allowance for doubtful accounts of $460,740 and $609,185 at June 30, 2003 and 2002	3,642,221	4,222,472
Due from related parties	2,279	27,444
Inventories	193,101	479,702
Note receivable	—	197,287
Prepaid expenses and other current assets	69,248	123,766

Total current assets	7,367,295	7,320,024
Property and equipment, net	3,764,846	4,008,925
Other assets
Software development costs, net of accumulated amortization of $3,659,589 and $2,556,824 on June 30, 2003 and 2002	355,082	1,161,650
Goodwill	12,795,501	12,439,145
Investment in affiliated companies	—	294,427
Patent costs, net	277,406	235,789
Other intangible assets	189,479	258,766
Note receivable	—	302,713
Deferred financing fees	268,935	—
Other assets	27,296	30,547

Total assets	$25,045,840	$26,051,986

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,436,943	$1,899,786
Accrued expenses and other current liabilities	2,772,710	1,932,034
Current portion of obligations under capital leases	112,520	88,827
Current portion of long-term debt	218,811	35,747
Line of credit	877,863	1,753,394
Income taxes payable	24,843	17,800

Total current liabilities	5,443,690	5,727,588
Convertible debentures	3,316,815	—
Long-term debt, net	1,331,129	1,281,768
Deferred grant	1,000,000	1,000,000
Obligations under capital leases, net of current portion	85,556	97,296

Total liabilities	11,177,190	8,106,652

Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value, 5,000,000 shares authorized:
Series A — 100 shares issued and outstanding at June 30, 2002	—	10
Series B — 28,000 shares issued and outstanding at June 30, 2003 and June 30, 2002	2,800	2,800
Series C — 3,600 shares issued and outstanding at June 30, 2003, and 4,000 shares issued and outstanding at June 30, 2002	360	400
Common stock, $.001 par value; 40,000,000 shares authorized; 20,388,174 shares issued and outstanding at June 30, 2003 and 19,308,594 shares issued and outstanding at June 30, 2002	20,388	19,309
Additional paid-in capital	66,916,663	61,376,632
Accumulated deficit	(53,062,512)	(42,999,497)

	13,877,699	18,399,654
Currency translation adjustment	(9,049)	53,111
Other equity	—	(507,431)

Total shareholders’ equity	13,868,650	17,945,334

Total liabilities and shareholders’ equity	$25,045,840	$26,051,986

The accompanying notes are an integral part of the consolidated financial statements.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Consolidated Statements of Operations
Years Ended June 30, 2003, 2002 and 2001

	2003	2002	2001

Net sales
Product sales	$24,143,959	$15,135,663	$16,472,754
Service sales	1,142,512	1,507,241	1,387,790

Total net sales	25,286,471	16,642,904	17,860,544

Cost of sales
Products	18,575,474	11,398,458	13,536,309
Services	594,362	692,077	647,137

Total cost of sales	19,169,836	12,090,535	14,183,446

Gross profit	6,116,635	4,552,369	3,677,098

Selling, general and administrative expenses	12,600,901	11,470,073	11,950,719
Product development expenses	2,534,777	2,170,173	1,221,639

Total operating expenses	15,135,678	13,640,246	13,172,358

Loss from operations	(9,019,043)	(9,087,877)	(9,495,260)

Other income (expense)
Interest and other income	572,481	180,360	399,996
Interest expense	(871,856)	(124,824)	(124,816)
Equity in net loss of affiliated companies	(514,427)	(958,788)	(104,023)

	(813,802)	(903,252)	171,157

Loss before income taxes	(9,832,845)	(9,991,129)	(9,324,103)
Income tax expense	(6,464)	(14,119)	(16,000)

Loss before minority interest	(9,839,309)	(10,005,248)	(9,340,103)
Minority interest	—	53,846	—

Net loss	$(9,839,309)	$(9,951,402)	$(9,340,103)

Per share amounts
Basic and diluted loss per common share	$(.50)	$(.69)	$(.63)

The accompanying notes are an integral part of the consolidated financial statements.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended June 30, 2003, 2002 and 2001

	Preferred Stock		Common Stock									Total	Comprehensive
	Number of Shares	$.10 Par Value	Number of Shares	$.001 Par Value	Paid-in Capital	Accumulated Deficit	Other Equity		Treasury Stock	Translation Adjustment		Shareholders’ Equity	Income (Loss)

Balance, June 30, 2000	50,200	$5,020	14,421,758	$14,422	$38,740,271	$(21,715,176)	$		$(76,719)	$		$16,967,818	$
Exercise of stock warrants			459,516	459	1,584,087							1,584,546
Exercise of stock options			316,626	317	198,775							199,092
Retire treasury shares			(28,082)	(28)	28	(76,719)			76,719			—
Convert preferred stock to common	(2,000)	(200)	26,667	26	174							—
Purchase of an equity interest in Authentidate Inc.			917,608	918	4,243,019							4,243,937
Private equity offerings	5,500	550			5,204,308							5,204,858
Retire preferred shares	(100)	(10)			10							—
Warrants for non-employee services					204,042							204,042
Costs of registration					(32,474)							(32,474)
Stock option compensation					1,380,694			(517,760)				862,934
Warrants issued to joint venture partner					111,849							111,849
Cash dividends to Series B preferred shareholders						(151,667)						(151,667)
Loan to shareholder								(317,000)				(317,000)
Net loss						(9,340,103)						(9,340,103)		9,340,103

Balance June 30, 2001	53,600	5,360	16,114,093	16,114	51,634,783	(31,283,665)		(834,760)	—			19,537,832		$9,340,103

Exercise of stock warrants			1,109,517	1,110	1,574,520							1,575,630	$
Exercise of stock options			31,999	32	80,296							80,328
Convert preferred stock to
common stock	(21,500)	(2,150)	576,263	576	1,574							—
Purchase of Authentidate AG			1,425,875	1,426	6,393,881							6,395,307
Warrants for services					74,572							74,572
Cost to register common shares					(66,943)							(66,943)
Stock option compensation								517,760				517,760
Cash and stock dividends to Series B
and Series C preferred shareholders			50,847	51	219,947	(300,428)						(80,430)
Loan to executive								(190,431)				(190,431)
Currency translation adjustment											53,111	53,111		53,111
Beneficial conversion					1,464,002	(1,464,002)						—
Net loss						(9,951,402)						(9,951,402)		(9,951,402)

The accompanying notes are an integral part of the consolidated financial statements

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended June 30, 2003, 2002 and 2001

	Preferred Stock		Common Stock							Total	Comprehensive
	Number of Shares	$.10 Par Value	Number of Shares	$.001 Par Value	Paid-in Capital	Accumulated Deficit	Other Equity	Treasury Stock	Translation Adjustment	Shareholders’ Equity	Income (Loss)

Balance June 30, 2002	32,100	3,210	19,308,594	19,309	61,376,632	(42,999,497)	(507,431)	—	53,111	$17,945,334	$(9,898,291)

Exercise of stock warrants			3,000	3	3,297					3,300
Exercise of stock options			94,257	94	209,440					209,534
Convert Series C preferred stock to common stock	(400)	(40)	82,560	82	(42)					—
Warrants for services					256,283					256,283
Cost to register common shares					(64,672)					(64,672)
Cash and stock dividends to Series B and Series C preferred shareholders			61,996	62	155,921	(223,706)				(67,723)
Repayment of note receivable — shareholder							507,431			507,431
Currency translation adjustment									(62,160)	(62,160)	$(62,160)
Buy back Series A preferred shares	(100)	(10)			(849,990)					(850,000)
Offering expenses					(85,000)					(85,000)
Private equity offering			660,077	660	1,999,375					2,000,035
Convertible debenture interest paid in common shares			47,690	48	143,618					143,666
Debt discount related to issuance of convertible debentures, net of issuance costs ($163,968)					3,433,931					3,433,931
Purchase minority interest, Trac Medical			130,000	130	337,870					338,000
Net loss						(9,839,309)				(9,839,309)	(9,839,309)

Balance June 30, 2003	31,600	$3,160	20,388,174	$20,388	$66,916,663	$(53,062,512)	$—	$—	$(9,049)	$13,868,650	$(9,901,469)

The accompanying notes are an integral part of the consolidated financial statements

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended June 30, 2003, 2002 and 2001

	2003	2002	2001

Cash flows from operating activities
Net loss	$(9,839,309)	$(9,951,402)	$(9,340,103)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,886,085	1,690,382	1,814,278
Provision for doubtful accounts receivable	58,688	53,965	152,711
Equity in net loss of affiliated companies	514,427	958,788	104,023
Amortization deferred financing costs and debt discount	537,172	—	—
Interest paid in stock	143,666	—	—
Non-cash compensation and other	160,154	709,950	1,066,976
Changes in operating assets and liabilities, net of business acquired
Accounts receivable and due from related parties	596,728	(642,299)	539,750
Inventories	286,601	320,702	1,551,983
Prepaid expenses and other current assets	54,518	87,618	516,000
Accounts payable, accrued expenses and other current liabilities	405,110	698,700	2,186,627
Income taxes	7,043	17,169	16,104

Net cash used in operating activities	(5,189,117)	(6,056,427)	(1,391,651)

Cash flows from investing activities
Purchases of property and equipment	(283,903)	(556,598)	(893,181)
Trademarks acquired	(31,775)	(42,673)	(27,114)
Patent and license costs	(62,005)	(174,240)	(47,985)
Software development costs	(296,197)	(346,331)	(2,764,678)
Note receivable	350,000	(500,000)	—
Investment in affiliated companies	(220,000)	(385,568)	(250,000)
Acquisition of business, net of cash acquired	—	58,078	—
Other	(97,999)	(33,678)	(4,149)

Net cash used in investing activities	(641,879)	(1,981,010)	(3,987,107)

Cash flows from financing activities
Proceeds from private equity offering	1,955,035	—	5,204,858
Stock warrants exercised	3,300	1,575,630	1,584,546
Stock options exercised	209,535	80,328	199,092
Dividends	(35,000)	(104,525)	(151,667)
Sale of convertible debentures, net of issuance costs ($163,968)	6,261,332	—	—
Principal payments on obligations under capital leases	(121,935)	(47,920)	(3,300)
Loan to shareholder, net of repayments	—	(190,431)	(317,000)
Payment of registration costs	(64,672)	(66,943)	(32,474)
Net payments under line of credit	(875,531)	—	—
Deferred financing costs	(142,000)	—	—
Principal payments on long-term debt	(35,815)	(32,926)	(30,327)
Purchase Series A preferred shares	(70,000)	—	—

Net cash provided by financing activities	7,084,249	1,213,213	6,453,728

Effect of exchange rate changes on cash flows	(62,160)	53,111	—
Net increase (decrease) in cash and cash equivalents	1,191,093	(6,771,113)	1,074,970
Cash and cash equivalents, beginning of period	2,269,353	9,040,466	7,965,496

Cash and cash equivalents, end of period	$3,460,446	$2,269,353	$9,040,466

The accompanying notes are an integral part of the consolidated financial statements.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

1.	Summary of Significant Accounting Policies

Description of Business and Business Continuity

Authentidate Holding Corp. (AHC) and its subsidiaries Authentidate, Inc., Authentidate International, AG (AG), DJS Marketing Group, Inc. (DJS), and Trac Medical Solutions, Inc. (Trac Med), collectively referred to as the “Company”, are engaged in the following businesses. Through its DocStar Division the Company markets and sells document imaging software and related products. Through DJS the Company markets network integration services, Internet services and related computer hardware. Authentidate, Inc., AG and Trac Med are all engaged in the business of providing authentication and security software services.

In June 1999, AHC established a majority owned subsidiary Authentidate, Inc. (Authentidate), to engage in a new software business providing users with a service which can verify the authenticity of digital images by employing a secure clock that will date stamp the images when received providing proof of time, date and also proof of content via the Internet.

In 2001, the Company formed a subsidiary named Trac Medical Solutions, Inc., to develop and provide authentication software services in the medical supply industry, for the processing of Certificates of Medical Necessity and other related forms.

In March 2000, Authentidate, Inc. formed a joint venture known as Authentidate International Holdings, AG, with a German company, Windhorst New Technologies, Agi.G., to market Authentidate in countries outside of the Americas, Japan, Australia, New Zealand and India. AHC owned 39% of this joint venture originally. In March 2002, the Company purchased the 61% of Authentidate AG that it did not own in order to secure worldwide rights for the marketing of the Authentidate technology. Prior to consolidation (March 2002), the Company’s share of net losses of AG under the equity method of accounting for fiscal year ended June 30, 2002 was $625,282.

In May 2001, the Company became a 50% owner in a joint venture known as Authentidate Sports (Sports) with outside partners to provide the same Authentidate services in the sports memorabilia industry. During fiscal 2003, the Company and its partner closed Sports and discontinued operations. The Company may revive Sports in the event they are able to attract a partner in the sports memorabilia industry. The Company’s share of net losses in this joint venture in 2003 approximated $515,000.

During the fiscal year ended June 30, 2003 the Company incurred a net loss of $9,839,309, and cash used in operating activities totaled $5,189,117. To date, the Company has been largely dependent on its ability to sell additional shares of its common stock or other financing to fund its operating deficits. Under its current operating plan to introduce the new Authentidate technology, the Company’s ability to improve operating cash flow is highly dependent on the market acceptance of the Authentidate related businesses. If the Company is unable to attain projected sales levels for Authentidate, AG and Trac Med, it may be necessary to raise additional capital to fund operations to meet its obligations.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

There is no assurance that such funding will be available, if needed. As a result of net losses incurred during fiscal 2003, the Company reduced its workforce (Note 12). If the Company is unable to raise additional capital necessary to fund operations for fiscal 2004 and is unable to attain projected sales levels for Authentidate and related products then it will implement additional cost reduction strategies in early fiscal 2004, including the possible shutdown or reduction of operations at Authentidate, AG, or Trac Med, as well as reductions in corporate expenses (including salary, marketing, professional fees and other costs). In the event the Company is required to shut down or reduce operations at Authentidate, AG and/or Trac Med, goodwill approximating $11,600,000 could potentially become impaired and result in charges to operations. The Company’s available cash balance at June 30, 2003 totaled $3,460,446. The Company believes that its existing cash and cash equivalents which include the funds raised in September 2003 (Note 22) will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

Purchase 100% Interest of Authentidate, International, AG.

In March 2002, the Company purchased 61% of the outstanding shares of Authentidate AG which it did not already own, and as a result, now owns 100% of AG. The Company issued 1,425,875 common shares and issued 100,000 common stock warrants to the sellers. The sellers also returned 250,000 outstanding warrants to the Company as part of the transaction. The aggregate fair value of equity consideration to consummate the acquisition approximated $6,400,000. The acquisition was recorded under the purchase method of accounting and the operations of AG have been included in the statement of operations since the acquisition date of March 15, 2002.

Purchase Minority Interest of Trac Medical Solutions, Inc.

During the quarter ended March 31, 2003, AHC acquired the remaining outstanding shares of capital stock of its subsidiary, Trac Medical Solutions, Inc., previously held by four other shareholders. Prior to the acquisition, AHC owned 85.8% of the outstanding stock of Trac Med. As a result of the acquisition, AHC now owns 100% of Trac Med. Pursuant to the Stock Purchase Agreement dated as of March 13, 2003, AHC issued an aggregate of 130,000 shares of its common stock to the sellers, and also issued to the sellers who will continue as employees of Trac Med 20,000 options to purchase shares of common stock at an exercise price equal to the closing price of AHC’s common stock as of the closing date of the transaction. In addition, the sellers who will continue as employees of Trac Med may receive, up to an aggregate amount of 75,000 additional shares of common stock of AHC in the event that Trac Med achieves certain sales and income performance targets during the twelve month period from October 1, 2002 to September 30, 2003. Upon achievement of each performance target, the Company will recognize compensation expense for such additional shares based on the fair value of the shares issued. Additional bonus options of up to 390,000 in fiscal year 2004 and 525,000 in fiscal year 2005 may be granted if certain sales and income performance targets are met in these years upon achievement of the performance targets, such options will be issued to the certain employees at an exercise price equal to the fair value of the Company’s common stock on the grant issuance date. In addition, the sellers agreed to place an aggregate of 52,000 shares of the AHC common stock issued to them into a six month escrow to provide for the potential breaches of representations and warranties contained in the Stock Purchase Agreement regarding the financial condition and operations of Trac Med. The parties completed the transaction effective on March 18, 2003. The acquisition does not have a material effect upon the financial condition of AHC.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

Purchase Minority Interest of Authentidate, Inc.

In fiscal year ended June 30, 2001, the Company issued 917,608 shares of Authentidate Holding Corp. common stock (valued at approximately $4,200,000) to acquire approximately 25% of the outstanding shares not owned by AHC of Authentidate, Inc. As of June 30, 2003, the Company owns approximately 98% of Authentidate, Inc. The acquisition of the minority interest has been accounted under the purchase method of accounting. The excess purchase price which approximates $4,200,000 was being amortized over a 5-year period. Beginning July 1, 2001, the Company no longer amortizes goodwill (see “Goodwill”).

In connection with the aforementioned transaction, the Company’s CEO was granted options to acquire 444,668 shares of Company common stock with an intrinsic value of approximately $1,380,000 which was expensed during the fiscal years ended June 30, 2001 and June 30, 2002.

Principles of Consolidation

The consolidated financial statements include the accounts of AHC and its subsidiaries. The accounts of the subsidiaries have been consolidated since the acquisition date. All material intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents. At June 30, 2003 and 2002, cash equivalents were composed primarily of investments in commercial paper and overnight interest bearing deposits.

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

Software Development Costs

Software development and modification costs incurred subsequent to establishing technological feasibility are capitalized and amortized based on anticipated revenue for the related product with an annual minimum equal to the straight-line amortization over the remaining economic life of the related products (generally three years). Software development costs capitalized during 2003, 2002 and 2001 amounted to approximately $296,000, $346,000 and $2,765,000, respectively. Amortization expense related to software development costs for the years ended June 30, 2003, 2002 and 2001 was $1,102,765, $1,087,293 and $1,033,646, respectively. These expenses are included in cost of sales.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

Goodwill

Effective July 1, 2001, the Company applied FAS No. 142, Goodwill and Other Intangible Assets. FAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Prior to July 1, 2001, goodwill was amortized on a straight-line basis over periods ranging from 5 to 20 years. Goodwill amortization expense for the year ended June 30, 2001 was not material to the Company’s financial statements. The adoption of FAS 142 on July 1, 2001 did not result in an impairment of goodwill.

The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. The Company completed annual impairment tests, as required. These tests did not result in any impairment charges. The changes in the carrying amount of goodwill for the year ended June 30, 2003 are as follows:

	DJS	Authentidate	AG		TracMed		Total

Balance, June 30, 2001	$1,173,665	$4,102,471	$		$		$5,276,136
Reclass to patents based on valuation		(120,000)					(120,000)
Purchase 61% of AG				6,709,801			6,709,801
Reclassification of 39% of AG				573,208			573,208

Balance, June 30, 2002	1,173,665	3,982,471		7,283,009			12,439,145
Acquisition of minority interest						338,000	338,000
Changes in carrying amount of goodwill	5,100	5,100		8,156			18,356

Balance, June 30, 2003	$1,178,765	$3,987,571		$7,291,165		$338,000	$12,795,501

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

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

Revenue Recognition and Warranty Provisions

Revenue from the sale of products and services is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. Service revenue is recognized as it is earned. The Company provides a one- year warranty on hardware products it assembles. On products distributed for other manufacturers, the original manufacturer warranties the product. Warranty expense was not significant to any of the years presented.

Stock-Based Compensation

The Company has also adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. Had the Company recorded compensation expense for the fair value of stock options, net loss and loss per share would have been affected as indicated by the pro forma amounts below.

The Company applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in the Company’s financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. However, compensation cost has been recognized for warrants granted to non-employees for services provided. If under FAS No. 123, the Company determined compensation cost based on the fair value at the grant date for its stock options, net loss and loss per share would have been increased to the pro forma amounts indicated below:

	2003	2002	2001

Net loss
As reported	$(9,839,309)	$(9,951,402)	$(9,340,103)
Deduct: total stock based employee compensation expense determined under fair value method	(1,981,504)	(4,480,325)	(3,529,170)

Pro forma	$(11,820,813)	$(14,431,727)	$(12,869,273)

Basic and diluted loss per share
As reported	$(.50)	$(.69)	$(.63)
Pro forma	$(.59)	$(.95)	$(.86)

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

The weighted average fair value of each option granted under the Company’s employee option plans during fiscal 2003, 2002 and 2001 was $.60, $1.11 and $2.90, respectively. These amounts were determined using the Black Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option. The dividend yield was zero in 2003, 2002 and 2001. The expected volatility was based on the historic stock prices. The expected volatility was 95.3%, 89.6% and 91.6% for 2003, 2002 and 2001, respectively. The risk-free interest rate was the rate available on zero coupon U.S. government issues with a term equal to the remaining term for each grant. The risk-free rate ranged from 3.0% to 5.1% in 2003, 4.4% to 5.1% in 2002 and 5.1% in 2001, respectively. The expected life of the options was estimated based on the exercise history from previous grants and is estimated to be one to five years.

The effects of applying FAS 123 on providing pro-forma disclosures are not necessarily likely to be representative of the effects on reported net income for future years.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Standard establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard becomes effective for any financial instruments entered into or modified after May 31, 2003. The Company does not expect the adoption of FAS No. 150, to have a material effect on its financial statements.

In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities entered into after June 30, 2003. The Company does not expect the adoption of FAS No. 149 to have a material effect on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation gives guidance that determines whether consolidation of a Variable Interest Entity is required and is effective for all variable interest entities with which the Company becomes involved beginning in February 2003, and all pre-existing entities beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its financial statements.

In December 2002, the FASB issued FAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure – an amendment of FAS No. 123. This Statement amends FAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Statement has varying effective dates commencing with interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements of FAS No. 148.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

In November 2002, the FASB issued FAS Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company has no guarantees to unaffiliated third parties so the adoption of FIN 45 had no impact on the Company’s financial statements.

In June 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Standard addresses the recognition, measurement and reporting of costs that are associated with exit or disposal activities. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS No. 146 had no impact on the Company’s financial statements.

Advertising Expenses

The Company recognizes advertising expenses as incurred. Advertising and promotion expense for 2003, 2002 and 2001 was approximately $461,000, $454,000 and $835,000, respectively.

Currency Translation Adjustment

Assets and liabilities of non-U.S. operations are translated at year-end rates of exchange, and the income statements are translated at the average rates of exchange for the year. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in “Comprehensive Income” and accumulated in shareholders’ equity in the caption “Translation Adjustments”.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Reclassifications

It is the Company’s policy to reclassify, where appropriate, prior year financial statements to conform to the current year presentation.

2.	Loss Per Share

The following is basic and diluted loss per common share information:

	2003	2002	2001

Net loss	$(9,839,309)	$(9,951,402)	$(9,340,103)
Preferred stock dividends	(223,706)	(1,764,430)	(151,667)

Net loss applicable to common shareholders	$(10,063,015)	$(11,715,832)	$(9,491,770)

Weighted average shares	20,028,736	17,035,030	15,013,135
Basic and diluted loss per common share	$(.50)	$(.69)	$(.63)

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

Options (5,003,117), warrants (3,968,539), convertible preferred stock (1,243,034) and convertible debentures (2,528,192) were antidilutive to the fiscal year 2003 calculation of dilutive loss per share, and were accordingly excluded from the calculation. Options (5,280,000), warrants (2,685,000) and convertible preferred stock (1,190,000) were antidilutive to the fiscal year 2002 calculation and options (4,325,000), warrants (2,908,000) and convertible preferred stock (1,775,000) were antidilutive to the fiscal year 2001 calculation, and were accordingly excluded from the respective calculations.

3.	Inventories

Inventories relate to DocStar and DJS only and at June 30 consist of:

	2003	2002

Purchased components and raw materials	$63,115	$317,772
Finished goods	129,986	161,930

	$193,101	$479,702

4.	Property and Equipment

Property and equipment at June 30 consist of the following:

	2003	2002	Estimated Useful Life In Years

Building	$1,618,640	$1,618,640	40
Land	698,281	698,281	N/A
Machinery and equipment	3,494,683	3,145,986	3-6
Demonstration and rental computers	125,732	125,732	5-6
Furniture and fixtures	651,522	594,309	5-7
Leasehold improvements	50,069	48,893	5

	6,638,927	6,231,841
Less: accumulated depreciation and amortization	(2,874,081)	(2,222,916)

	$3,764,846	$4,008,925

In June 1999, the Company completed construction of a new office/production facility in Schenectady, New York for approximately $2,300,000. The Company was awarded a grant totaling $1,000,000 from the Empire State Development Corporation (an agency of New York State) to be used towards the construction of the facility. The funding was received in stages as costs are incurred and submitted for reimbursement. The grant stipulates that the Company is obligated to achieve certain annual employment levels at the new site between January 1, 2002 and January 1, 2005 or some or all of the grant will have to be repaid. The Company has not achieved the agreed upon employment levels to date but would like to achieve such levels by 2005. The $1,000,000 is recorded as deferred grant. The remainder of the financing for the new facility, totaling approximately $1,400,000, was provided by a local financial institution in the form of a mortgage loan (Note 7).

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

Depreciation and amortization expense on property and equipment for the years ended June 30, 2003, 2002 and 2001 was $661,870, $553,615 and $377,832, respectively.

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at June 30:

	2003	2002

Accrued severance	$405,065	$—
Accrued legal	500,000	577,964
Deferred revenue	738,166	250,612
Other	1,129,479	1,103,458

	$2,772,710	$1,932,034

6.	Line of Credit

The Company’s subsidiary, DJS has a revolving line of credit in the amount of $2.5 million with a financial institution of which approximately $878,000 was outstanding at June 30, 2003. The interest rate is prime (minimum prime rate of 7%) plus 1.75%. At June 30, 2003, the interest rate was 8.75%. DJS may borrow on this line based on a formula of qualified accounts receivable and inventory. Based upon this formula, $1,614,000 was available for use at June 30, 2003, of which $736,000 was unused. The line was collateralized by all assets of DJS and is guaranteed by Authentidate Holding Corp. Under the line of credit agreement, DJS is required to comply with certain restrictive covenants including tangible net worth and debt to tangible net worth. As of June 30, 2003, the Company was in compliance with its debt covenants.

7.	Long-term Debt

Long-term debt at June 30 consists of the following:

	2003	2002

Mortgage payable with Central National Bank in the original amount of $1,400,000 with interest, adjusted every five years, equal to the five-year Treasury Bill rate plus 2.5%, not to be less than 8.25% (8.25% at June 30, 2003). Payments are made on a 20 year amortization schedule with a balloon payment due in October 2009, when it matures. The mortgage is collateralized by a first mortgage lien on the Company’s headquarters.	$1,281,700	$1,317,515

Note payable to the Company’s Chief Executive Officer in connection with the purchase of 100 shares of Series A preferred stock.	268,240

	1,549,940	1,317,515
Less current portion	(218,811)	(35,747)

Long-term debt, net of current portion	$1,331,129	$1,281,768

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

The aggregate principle maturities of long-term debt for each of the subsequent five years and thereafter are as follows:

2004	$218,811
2005	130,381
2006	45,753
2007	49,674
2008	53,931
Thereafter	1,051,390

$1,549,940

This schedule does not include convertible debentures of $6,425,300 maturing in fiscal year 2006 (Note 18).

8.	Income Taxes

Income tax expense for the years ended June 30, 2003, 2002 and 2001 consists of currently payable state and local income taxes.

At June 30, 2003, the Company has federal net operating loss carryforwards for tax purposes approximating $45,000,000. The years in which the net operating loss carryforwards expire are as follows: 2003-$3,000; 2004-$6,000; 2008-$1,568,000; 2009-$867,000; 2011- $2,762,000; 2012-$686,000; 2013-$3,197,000; 2019-$1,350,000; 2020-$7,698,000; 2021-$9,900,000, 2022-$8,000,000 and 2023-$9,000,000.

Because of significant changes in ownership during the prior years, the use of net operating loss carryforwards may be subject to limitation.

Pre-tax book (loss) from foreign sources totaled $(1,544,741), $(1,216,209) and $(99,455) for the years ended June 30, 2003, 2002 and 2001, respectively.

The following table reconciles the expected tax benefit at the federal statutory rate of 34% to the effective tax rate.

	2003	2002	2001

Computed expected tax benefit	$(3,343,167)	$(3,396,984)	$(3,170,195)
Increase in valuation allowance	3,465,936	3,922,113	3,008,814
Nondeductible goodwill amortization	—	—	136,770
Adjustment to prior years’ taxes	—	—	20,871
State income taxes, net of federal benefit	(659,832)	(727,225)	10,560
Nondeductible foreign losses	525,212	200,915	—
Other nondeductible expenses	18,315	15,300	9,180

	$6,464	$14,119	$16,000

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30 are presented below:

	2003	2002

Deferred income tax asset:
Allowance for doubtful accounts	$122,069	$174,062
Inventories	73,984	221,467
Software development costs	884,118	612,047
Investment in affiliated companies	292,521	407,025
Other intangible assets	1,292,697	1,648,655
Deferred compensation	482,558	485,018
Accrued expenses and other liabilities	444,971	253,897
Net operating loss and tax credit carryforwards	18,318,194	14,614,860
Other	2,808	1,107

Total gross deferred tax assets	21,913,920	18,418,138
Less valuation allowance	(21,761,661)	(18,295,725)

Net deferred tax asset	152,259	122,413
Deferred income tax liability:
Equipment, principally due to differences in
depreciation methods	(152,259)	(122,413)

Net deferred income taxes	$—	$—

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized. The valuation allowance for deferred tax assets as of June 30, 2003 and 2002 was $21,761,661 and $18,295,725, respectively. The net change in the total valuation allowance for the years ended June 30, 2003, 2002 and 2001was an increase of $3,465,936, $3,922,113 and $3,008,814, respectively.

9.	Lease Commitments

The Company is obligated under operating leases and capital leases for certain equipment and facilities expiring at various dates through the year 2007.

As of June 30, 2003, future minimum payments by year, and in the aggregate for noncancelable operating leases with initial terms of one year or more consist of the following:

	Capital	Operating
	Leases	Leases

Fiscal year ending June 30:
2004	$136,901	$611,125
2005	75,724	571,333
2006	15,230	472,950
2007	5,373	139,867

	233,228	$1,795,275

Amounts representing interest	(35,152)

Present value of net minimum lease payments	198,076
Less current portion	(112,520)

Long-term portion	$85,556

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

Rental expense was approximately $516,000, $345,000 and $272,000 for the years ended June 30, 2003, 2002 and 2001, respectively. The amount of accumulated depreciation for capital leases at June 30, 2003 and 2002 was $92,560 and $29,513, respectively. The equipment financed by these capital leases may be purchased at the end of the lease for a bargain purchase amount.

10.	Preferred Stock

The Board of Directors is authorized to issue shares of preferred stock, $.10 par value per share, from time to time in one or more series. The Board may issue a series of preferred stock having the right to vote on any matter submitted to shareholders including, without limitation, the right to vote by itself as a series, or as a class together with any other or all series of preferred stock. The Board of Directors may determine that the holders of preferred stock voting as a class will have the right to elect one or more additional members of the Board of Directors, or the majority of the members of the Board of Directors. The Board of Directors has designated a series of preferred stock which has the right to elect a majority of the Board of Directors. The holders of Series A preferred stock which have the right to elect a majority of the Board of Directors are therefore able to control the Company’s policies and affairs.

In June 2003, the Company purchased all of the Series A preferred stock (100 shares) from its Chief Executive Officer for $850,000. Payment terms are as follows: $70,000 in cash was paid, $485,000 was offset against loans owed to the Company by its Chief Executive Officer, and the remainder will be paid in monthly installments of $15,000 commencing July 2003, interest free (Notes 13 and 19).

11.	Stock Option Plans and Stock Warrants

A)	2000 and 1992 Employees Stock Option Plans

In March 2001, the shareholders approved the 2000 Employees Stock Option Plan (“the 2000 Plan”) which provided for the grant of options to purchase up to 5,000,000 shares of the Company’s Common Stock. The Company’s shareholders were asked to adopt the 2000 Plan since there were no additional shares available for issuance under the 1992 Plan and the 1992 Plan expired in 2002. In 2001, the Company filed a registration statement with the SEC to register the shares issued under the 2000 Plan.

The 1992 Employees Stock Option Plan (the “1992 Plan”) provided for the grant of options to purchase 3,000,000 shares of the Company’s common stock.

Under the terms of the two Plans, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISO”) under Section 422 of the Internal Revenue Code, or options which do not so qualify (“non-ISOs”).

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

The Plans are administered by a Compensation Committee designated by the Board of Directors. The Compensation Committee is comprised entirely of outside directors. The Board or the Committee, as the case may be, has the discretion to determine eligible employees and the times and the prices at which options will be granted, whether such options shall be ISOs or non-ISOs, the period during which each option will be exercisable and the number of shares subject to each option. Options generally begin to vest one year after the date of grant. Vesting generally occurs one-third per year over three years. Options generally have a life of five years. The Board or the Committee has full authority to interpret the Plans and to establish and amend rules and regulations relating thereto. Under the two Plans, the exercise price of an option designated as an ISO may not be less than the fair market value of the Company’s common stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent shareholder, the exercise price shall be at least 110% of such fair market value. The aggregate fair market value on the grant date of shares subject to options which are designated as ISOs which become exercisable in any calendar year, shall not exceed $100,000 per optionee.

The Board or the Committee may in its sole discretion grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option. As of June 30, 2003, no loans had been granted or guaranteed. Loans may not be granted or guaranteed to executive officers.

The 1992 Plan expired May 2002 and the 2000 Plan will expire in the year 2010.

	Number of Shares	Weighted Average Option Price per Share

Outstanding at June 30, 2000	2,186,173	$5.67
Options granted equal to market price	1,863,532	4.93
Options granted lower than market price	444,668	1.52
Options exercised	(61,733)	2.93
Options canceled or surrendered	(247,935)	5.86

Outstanding at June 30, 2001	4,184,705	4.93
Options granted equal to market price	1,313,875	4.22
Options granted lower than market price	151,500.01
Options exercised	(21,999)	2.27
Options canceled or surrendered	(507,732)	7.50

Outstanding at June 30, 2002	5,120,349	4.48
Options granted equal to market price	459,075	3.15
Options granted greater than market price	373,667	3.21
Options cancelled or surrendered	(1,046,526)	4.06
Options exercised	(63,448)	2.04

Outstanding at June 30, 2003	4,843,117	4.38

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

The following is a summary of the status of employee stock options at June 30, 2003:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$.01 – $4.60	2,818,442	3.3	$3.36	1,365,877	$2.99
$4.61 – $9.125	2,024,675	2.4	$5.80	1,513,225	$5.98

As of June 30, 2003 and 2002, 2,879,102 shares and 2,840,122 shares, respectively, were exercisable under the 2000 and 1992 Employees Stock Option Plan.

B)	Non-Executive Director Stock Option Plan

In January 2002, our shareholders approved the 2001 Non-Executive Director Stock Option Plan (the 2001 Director Plan). Options are granted under the 2001 Director Plan until December 2011 to (i) non-executive directors as defined and (ii) members of any advisory board established by the Company who are not full-time employees of the Company or any of its subsidiaries. The 2001 Director Plan provides that each non-executive director will automatically be granted an option to purchase 20,000 shares upon joining the Board of Directors and 10,000 on each September 1st thereafter, prorated based upon the amount of time such person served as a director during the period beginning twelve months prior to September 1. Each eligible director of an advisory board will receive, upon joining the advisory board, and on each September 1st thereafter, an additional option to purchase 5,000 shares of the Company’s common stock, providing such person has served as a director of the advisory board for the previous 12-month period.

The Company’s shareholders were asked to adopt the 2001 Director Plan since the 1992 Non-Executive Director Stock Plan (the 1992 Director Plan) expired in April 2002. Under the 1992 Director Plan, which was adopted by our shareholders in April 1992, directors were automatically granted a fully vested option to purchase 20,000 shares upon joining the Board of Directors and a fully vested option to purchase 10,000 shares on each September 1 thereafter.

The exercise price for options granted under the 2001 and 1992 Director Plans is 100% of the fair market value of the common stock on the date of grant. The “fair market value” is the closing NASDAQ bid price, or if the Company’s common stock is not quoted by NASDAQ, as reported by the National Quotation Bureau, Inc., or a market maker of the Company’s common stock. If the common stock is not quoted by any of the above the Board of Directors acting in good faith will determine fair market value. The exercise price of options granted under both the 2001 and 1992 Director Plans must be paid at the time of exercise in cash. The term of each option commences on the date it is granted and unless terminated sooner, as provided in the 2001 and 1992 Director Plans, expires five years from the date of grant. The 2001 and 1992 Director Plans are administered by a committee of the board of directors composed of not fewer than three persons who are officers of the Company (the “Committee”). The Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of both the 2001 and 1992 Director Plans. Options granted under the 2001 and 1992 Director Plans are not qualified for incentive stock option treatment.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

A schedule of director stock option activity is as follows:

	Number of Shares	Weighted Average Option Price Per Share

Outstanding June 30, 2000	130,000	$1.92
Options granted equal to market price	30,000.84
Options exercised	(20,000)	.92

Outstanding June 30, 2001	140,000	2.68
Options granted equal to market price	30,000	3.76
Options exercised	(10,000)	3.38

Outstanding June 30, 2002	160,000	2.84
Options granted equal to market price	50,000	2.63
Options cancelled or surrendered	(10,000)	3.88
Options exercised	(40,000)	2.78

Outstanding June 30, 2003	160,000	2.72

The options range in exercise price from $.84 to $4.81 per share and have a weighted average remaining contractual life of 2.6 years.

C)	Common Stock Warrants

A schedule of common stock warrant activity is as follows:

	Number of Shares	Weighted Average Warrant Price Per Share

Outstanding June 30, 2000	3,025,477	$3.87
Warrants granted equal to market price	106,667	2.33
Warrants granted greater than market price	184,780	5.57
Warrants granted lower than market price	314,000	5.19
Warrants cancelled or surrendered	(258,806)	4.60
Warrants exercised	(463,668)	3.47

Outstanding June 30, 2001	2,908,450	4.14

Warrants granted equal to market price	109,868	5.00
Warrants granted greater than market price	1,217,500	2.28
Warrants cancelled or surrendered	(425,000)	8.15
Warrants exercised	(1,125,000)	1.48

Outstanding June 30, 2002	2,685,818	3.81
Warrants granted greater than market price	235,000	3.28
Warrants granted below market price	1,119,080	2.68
Warrants exercised	(3,000)	3.25
Warrants cancelled or surrendered	(68,359)	8.99

Outstanding June 30, 2003	3,968,539	3.37

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

During fiscal year ending June 30, 2003, 235,000 warrants were issued to various consultants as compensation for services performed.

In May 2003, the Company issued 419,279 warrants to a group of investors in connection with a sale of convertible debentures in the amount of $2.7 million. The Company valued these warrants using the Black Scholes Model and will amortize the costs as part of the debt discount over the three year life of the debentures. In addition, 36,923 warrants were issued as finders fees.

In October 2002, the Company issued 444,000 warrants to a group of investors in connection with a sale of $3.7 million of convertible debentures. The Company valued these warrants using the Black Scholes Model and will amortize the costs as part of the debt discount over the three year life of the debentures. In addition, 86,863 warrants were issued as finders fees.

In August 2002, the Company issued 132,015 warrants in connection with a private common stock sale of approximately $2.0 million.

In March 2002, the Company issued 100,000 warrants in connection with the acquisition of Authentidate International AG. In February 2002, the Company issued 1,080,000 warrants to certain series B warrant holders with an exercise price of $2.00 per warrant in exchange for their exercise of 1,080,000 outstanding Series B warrants for which the Company received $1,485,000 in cash (Note 20).

In May 2001, the Company issued 114,000 warrants to two foreign institutions and 150,000 warrants to investment bankers as professional fees related to two private equity financings further described in Note 18.

The following is a summary of the status of common stock warrants at June 30, 2003:

	Outstanding Warrants		Exercisable Warrants
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$1.00 – $2.85	2,271,178	2.7	$2.06	2,271,178	$2.06
$2.86 – $11.00	1,697,361	2.7	$5.13	1,697,361	$5.13

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

12.	Commitments and Contingencies

We are the defendant in a third party complaint filed by Shore Venture Group, LLC (Shore Venture) in Federal District Court in Pennsylvania. The third party complaint was filed against us on May 7, 2001. Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleges a claim for breach of contract and seeks indemnification. A trial was held in October, 2002 and we are currently awaiting the verdict of the judge. Management believes that the claim will not have a material adverse impact on our financial condition, results of operations or cash flows.

We have also been advised of a claim by Shore Venture concerning additional shares of the Common Stock of our subsidiary, Authentidate, Inc. We are continuing to conduct settlement negotiations with Shore Venture in an effort to resolve all claims between the partners. Based on the settlement negotiations held between the parties to date, management believes that the resolution of all of our claims with Shore Venture will not have a materially adverse effect on our financial condition, results of operations or cash flows.

We are engaged in no other litigation which would be anticipated to have a material adverse impact on our financial condition, results of operations or cash flows.

At June 30, 2003, the Company had a severance accrual of $405,000 for employees that were terminated during fiscal year 2003. These payouts will occur throughout fiscal year 2004.

13.	Cash Flows – Supplemental Information

Cash Flows

The Company paid interest in the amounts of $195,276, $115,378 and $115,323 for the years ended June 30, 2003, 2002 and 2001, respectively. Income taxes paid aggregated $494, $1,912 and $230 for the years ended June 30, 2003, 2002 and 2001, respectively.

Noncash Investing and Financing Activities

During the fiscal year ending June 30, 2003, the Company issued 130,000 shares of its common stock to acquire all of the shares of Trac Medical. In addition, the Company entered into capital lease obligations for property and equipment totaling $176,178, including interest (Note 10).

During the fiscal year ending June 30, 2002, the Company issued 1,425,875 shares of its common stock to acquire all the shares of Authentidate International AG that it did not already own. This transaction is more fully described in Note 1. During the fiscal year, the Company entered into capital lease obligations for property and equipment totaling $278,554, including interest.

During the fiscal year ended June 30, 2001, the Company issued 917,608 shares of its common stock with a value approximating $4,200,000, to acquire a portion of the remaining minority interest of Authentidate, Inc. In addition, the Company entered into capital lease obligations totaling $15,923, including interest. Furthermore, the Company issued 28,082 shares of common stock out of treasury (totaling $76,719) in connection with preferred stock being converted into common stock.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

14.	Employee Benefit Plan

The Company has a qualified defined contribution 401(k) profit sharing plan for all eligible employees. The Company can make contributions in percentages of compensation, or amounts as determined by the Company. The Company contributed $143,080, $134,640 and $111,869 to the plan during the years ended June 30, 2003, 2002 and 2001, respectively.

15.	Intangible Assets

A summary of intangible assets is as follows:

	June 30, 2003		June 30, 2002
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Useful Life
	Amount	Amortization	Amount	Amortization	In Years

Patents	$321,085	$43,679	$260,581	$24,792	17
Trademarks	138,578	22,583	106,803	15,654	20
Completed technologies	59,400	37,125	59,400	7,425	2
Accreditation	121,800	76,125	121,800	15,225	2
Licenses	15,101	9,567	13,600	4,533	3

Total	$655,964	$189,079	$562,184	$67,629

Also refer to Note 1 with regard to Completed Technologies and Accreditation. The Company amortizes intangible assets under the straight line method. Amortization expense was $121,450, $49,970 and $9,537 for the years ended June 30, 2003, 2002 and 2001, respectively. Intangible amortization expense is expected to be immaterial for the next five fiscal years.

16.	Financial Instruments

Concentrations of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. To reduce credit risk, the Company places its temporary cash investments with high credit quality financial institutions. The Company’s credit customers are not concentrated in any specific industry or business. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

At June 30, 2003, there was one customer whose accounts receivable balance exceeded 30% of total accounts receivable. This receivable has since been substantially collected. At June 30, 2002, there was one customer whose accounts receivable balance exceeded 10% of total accounts receivable.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

One DJS customer accounted for approximately 50% of consolidated net sales but only represented approximately $625,000 of gross profit out of total gross profit of $6.1 million, during the fiscal year ended June 30, 2003. Sales to this same customer accounted for approximately 13% of consolidated net sales for the fiscal year ended June 30, 2002, but only represented about $150,000 of gross profit. Sales to this customer were primarily low margin computer hardware sales.

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

Long Term Debt

Long-term debt approximates fair value as the Company’s current borrowing rate approximates the interest rates on its debt.

17.	Segment Information

FAS 131 establishes standards for reporting financial and descriptive information about an enterprise’s operating segments in its annual financial statements and selected segment information in interim financial reports.

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

The Company’s reportable segments are separate divisions which are managed separately. The corporate expenses which are not managed at the segment level include all public company type expenses and therefore are excluded from the Company’s operating segments results. Goodwill is included in corporate assets.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

Segment Information:	DocStar	DJS	Authentidate Related	Totals

2003
Net sales from external customers	$6,781,230	$17,124,802	$1,380,439	$25,286,471
Intersegment revenues	13,770	62,268	—	76,038
Interest and other revenue	566	—	181,017	181,583
Interest expense	107,735	18,057	100,975	226,767
Depreciation and amortization	414,848	50,757	1,322,019	1,787,624
Segment profit/(loss)	796,866	146,917	(5,974,728)	(5,030,945)
Segment assets	4,327,634	3,198,953	2,268,673	9,795,260

2002
Net sales from external customers	$6,719,803	$9,871,923	$51,178	$16,642,904
Intersegment revenues	—	88,577	—	88,577
Interest and other revenue	15,411	23	25,725	41,159
Interest expense	110,185	1,675	12,964	124,824
Depreciation and amortization	431,910	60,819	1,172,387	1,665,116
Segment profit/(loss)	287,859	96,801	(5,723,055)	(5,338,395)
Segment assets	4,878,141	4,112,197	3,316,513	12,306,851

2001
Net sales from external customers	$6,239,579	$11,620,407	$558	$17,860,544
Intersegment revenues	—	428,488	—	428,488
Interest and other revenue	14,792	—	2,352	17,144
Interest expense	112,784	12,032	—	124,816
Depreciation and amortization	411,441	58,468	1,120,840	1,590,749
Segment (loss)/profit	(459,391)	385,283	(5,824,663)	(5,898,771)
Segment assets	5,454,528	3,372,212	3,746,305	12,573,045

Reconciliations	2003	2002	2001

Net sales
Total net sales for reportable segments	$25,362,509	$16,731,481	$18,289,032
Elimination of intersegment revenues	(76,038)	(88,577)	(428,488)

Total consolidated net sales	$25,286,471	$16,642,904	$17,860,544

Total profit or loss for reportable segments	$(5,030,945)	$(5,338,395)	$(5,898,771)
Product development expenses	(2,534,777)	(2,170,173)	(1,221,639)
Corporate expenses and other	(2,258,830)	(2,494,793)	(2,188,413)
Elimination of intersegment profits	(8,293)	12,232	(15,280)

Loss before income taxes	$(9,832,845)	$(9,991,129)	$(9,324,103)

Assets
Total assets for reportable segments	$9,795,260	$12,306,851	$12,573,045
Corporate assets	15,274,268	13,760,530	13,322,487
Elimination of intersegment assets	(23,688)	(15,395)	(27,627)

Consolidated total assets	$25,045,840	$26,051,986	$25,867,905

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

In Germany, the Company had revenues from external customers of $857,540 for 2003 and $25,267 for the period March 2002 through June 2002 (See Note 1) and segment assets of $918,930 and $635,665 at June 30, 2003 and 2002, respectively. All other revenue and assets are located in the United States.

18.	Private Equity and Debt Offerings

In May and June 2003, the Company sold convertible debentures with a face value of $2,725,300 to institutional investors and warrants to purchase 419,279 shares of common stock (Note 19). The debentures are convertible into shares of the Company’s common stock at an initial conversion price of $2.60 per share. The debentures are due three years from the date of issuance and accrue interest at the rate of 7% per annum, payable quarterly in arrears. At the option of the Company, the interest may be paid in either cash or additional shares of common stock. The warrants are exercisable for a period of five years from the date of issuance and 50% of the warrants are initially exercisable at $2.60 per share and the remaining 50% of the warrants are initially exercisable at $2.86 per share. The conversion price of the debentures and the exercise price of the warrants are subject to adjustment in the event the Company issues common stock or securities convertible into common stock at a price per share of common stock less than the conversion price or exercise price on the basis of a weighted average formula. In addition, the conversion price of the debentures and the exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock split, combination of shares or recapitalization. At June 30, 2003, the convertible debentures are convertible into 1,048,192 shares of common stock.

In October 2002, the Company sold convertible debentures with a face value of $3,700,000 to institutional investors and warrants to purchase 444,000 shares of common stock. The debentures are convertible into shares of the Company’s common stock at an initial conversion price of $2.50 per share. At June 30, 2003, the convertible debentures are convertible into 1,480,000 shares of common stock. The debentures are due three years from the date of issuance and accrue interest at the rate of 7% per annum, payable in quarterly in arrears. At the option of the Company, the interest may be paid in either cash or additional shares of common stock. The warrants are exercisable for a period of four years from the date of issuance and are initially exercisable at $2.50 per share. The conversion price of the debentures and the exercise price of the warrants are subject to adjustment in the event the Company issues common stock or securities convertible into common stock at a price per share of common stock less than the conversion price or exercise price on the basis of a weighted average formula. In addition, the conversion price of the debentures and the exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock split, combination of shares or recapitalization. The Company has an option, but not a requirement, to sell another $2,470,000 of convertible debentures to the same investors provided the Company’s common stock maintains a trading price at or above $3.00 per share for the 15 trading days preceding an election to sell additional debentures. This option is in effect for 12 months following the effective date of the registration statement covering the shares underlying the debentures. In September 2003, the Company exercised its option and sold $2,470,000 of convertible debentures to the same group of investors (Note 22).

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

Under generally accepted accounting principles, the Company is required to record the value of the beneficial conversion feature of these convertible debentures as debt discount. In addition, the value of the warrants using the Black Scholes method is also recorded as debt discount. The total debt discount recorded on the two convertible debenture sales during fiscal 2003 was approximately $3,598,000. This debt discount will be amortized and charged to interest expense over a period of 36 months. In the event the investors convert the debentures prior to the end of 36 months then generally accepted accounting principles require the Company to expense the unamortized balance of the debt discount in full.

Through June 30, 2003, $489,000 has been recorded as noncash interest expense on the Company’s income statement relative to the amortization of debt discount on these convertible debentures. Going forward, the Company will incur a noncash interest expense of approximately $1,200,000 per year.

In July 2002, the Company sold 660,077 shares of its common stock at $3.03 per share in a private transaction. The Company received gross proceeds of approximately $2.0 million before expenses. The Company also issued 132,015 common stock purchase warrants to the buyers which have an exercise price of $3.26 per share and have a five-year life.

In 2001, the Company, in two separate transactions closed on the sale of $5,500,000 of its securities to two foreign institutions pursuant to Regulation S, promulgated under the Securities Act of 1933, as amended. In the transactions, the Company sold 5,500 of its Series C Convertible Preferred Stock, with a dividend rate of 4%, payable in either cash or Company Common Stock to the foreign institutions convertible at $4.845 per share and five year warrants to purchase 114,000 shares of Common Stock exercisable at $4.845 per share. The conversion price is not subject to resets or adjustments for changes in the market price of the Company’s common stock. The right of conversion incorporated into the Series C Preferred Stock constitutes a beneficial conversion feature which was determined to have a value of approximately $1,464,002. The beneficial conversion feature was amortized as a preferred stock dividend over a one-year period commencing July 1, 2001 using the effective interest method. The Company received net proceeds of approximately $5,200,000 from the transaction after paying commissions and expenses. The securities sold in this offering are restricted securities under the terms of Regulation S and may not be transferred or resold in the United States for a period of one year, except pursuant to registration under the Securities Act or an exemption thereunder. During the fiscal year ended June 30, 2003 and 2002, 400 Series C preferred shares and 1,500 Series C preferred shares were converted into 82,560 common stock shares and 309,598 common stock shares, respectively.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

During fiscal 2000, the Company closed three concurrent private offerings. In the first offering, the Company sold 740,000 units at an aggregate offering price of $740,000, each unit consisting of two shares of common stock and two Series B common stock purchase warrants (the “Series B Warrants”). The Series B Warrants entitle the holder to purchase one share of common stock at an exercise price of $1.375 per share during the offering period commencing on the date of issuance and terminating five years thereafter. The Series B warrants are redeemable at any time commencing one year after issuance at the option of the Company with not less than 30 nor more than 60 days written notice to the registered holders at a redemption price of $.05 per warrant provided; (i) The public sale of the shares of common stock issuable upon exercise of the Series B warrants are covered by a tentative registration statement; and (ii) During each of the immediately preceding 20 consecutive trading days ending within 10 days of the date of the notice of redemption, the closing bid price of the Company’s common stock is at least $3.25 per share. As of June 30, 2003, 400,000 Series B warrants are outstanding.

In the second offering, the Company sold 50,000 shares of a newly created class of Series B convertible cumulative preferred stock (the “Series B Preferred Stock”). The Series B preferred stock was sold at $25.00 per share for an aggregate offering price of $1,250,000. Dividends on the Series B Preferred Stock are payable at the rate of 10% per annum, semi-annually in cash. Each share of Series B Preferred Stock is convertible into shares of the Company’s common stock or is converted into such number of shares of the common stock as shall equal $25.00 divided by the conversion price of $1.875 per share subject to adjustment under certain circumstances. Commencing three years after the closing, the conversion price shall be the lower of $1.875 per share or the average of the closing bid and asked price of the Company’s common stock for the 10 consecutive trading days immediately ending one trading day prior to the notice of the date of conversion; provided, however, that the holders are not entitled to convert more than 20% of the Series B preferred shares held by such holder on the third anniversary of the date of issuance per month. The Series B Preferred Stock is redeemable at the option of the Company at any time commencing one year after issuance or not less than 30 nor more than 60 days written notice at a redemption price of $25 per share plus accrued and unpaid dividends provided; (i) the public sale of the shares of common stock issuable upon conversion of the Series B preferred Stock (the “Conversion Shares”) are covered by an effective registration statement or are otherwise exempt from registration; and (ii) during the immediately preceding 20 consecutive trading days ending within 10 days of the date of the notice of redemption, the closing bid price of the Company’s Common Stock is not less than $3.75 per share.

On October 30, 2002, the Company filed a Certificate of Amendment of the Certificate of Designations, Preferences and Rights and Number of Shares of Series B preferred stock with the Secretary of State of the State of Delaware. The amendment provides that the conversion rate applicable to the outstanding shares of Series B preferred stock will be fixed at $1.40. Previously, the conversion rate was equal to the lower of $1.875 and the average of the closing bid and asked prices of our common stock for the immediately preceding ten consecutive trading days ending one day prior to the notice of conversion; provided, however, that the conversion rate would not be below $0.875. Accordingly, the outstanding 28,000 shares of Series B preferred stock are presently convertible into an aggregate of 500,000 shares of the Company’s common stock. Prior to the amendment, the outstanding shares of Series B preferred stock were convertible into a maximum of 800,000 shares of the Company’s common stock. In consideration of obtaining the consent of the holder of the outstanding Series B preferred stock, the Company agreed to defer its ability to redeem those shares for a period of two years.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

As of June 30, 2003, 22,000 Series B preferred shares have been converted leaving 28,000 shares outstanding which are convertible in 500,000 common shares.

Commencing October 2004, the Series B preferred stock is redeemable at the option of the Company without regard to the closing price of the Company’s common stock.

As part of this equity offering in fiscal 2000 the Company also created a new subsidiary, Authentidate Inc. In connection with the above offerings, the purchasers were granted the right to purchase 20% of Authentidate for $100,000. The purchasers subsequently exercised this right, however, the Company repurchased this portion in fiscal year 2001 and now own approximately 98% of Authentidate (Note 1). In addition, the Purchasers were issued an aggregate of 999,999 Series C common stock purchase warrants (the “Series C Warrants”). The Series C Warrants were redeemable at any time commencing six months after issuance, on not less than 30 nor more than 60 days written notice to registered holders at a redemption price equal to $.05 per Warrant, provided (i) the public sale of the shares of common stock issuable upon exercise of the Series C Warrants (the “Warrant Shares”) are covered by an effective registration statement or are otherwise exempt from registration; and (ii) during each of the immediately preceding 20 consecutive trading days ending within 10 days of the date of the notice of redemption, the closing bid price of the Company’s common stock is not less than 120% of the current exercise price of the Series C Warrants.

The Series C Warrants were also divided into three classes (333,333 warrants per class) to provide for varying exercise prices. The exercise price of the Series C Warrants is as follows:

Class I – $1.50 per share of Common Stock, increasing (i) $.75 per share thirty days after the effective date of the registration statement covering the underlying shares (the “Registration Statement”); (ii) an additional $.75 per share seven months after the effective date of the Registration Statement; and (iii) an additional $.75 per share 13 months after the effective date of the Registration Statement, subject to adjustment for stock splits and corporate reorganizations.

Class II – $1.50 per share of Common Stock, increasing (i) $.75 per share sixty days after the effective date of the Registration Statement; (ii) an additional $.75 per share seven months after the effective date of the Registration Statement; and (iii) an additional $.75 per share 13 months after the effective date of the Registration Statement, subject to adjustment for stock splits and corporate reorganizations.

Class III – $1.50 per share of Common Stock, increasing (i) $.75 per share ninety days after the effective date of the Registration Statement; (ii) an additional $.75 per share seven months after the effective date of the Registration Statement; and (iii) an additional $.75 per share 13 months after the effective date of the Registration Statement, subject to adjustment for stock splits and corporate reorganizations.

All of the Series C warrants had been exercised as of June 30, 2002.

The Company received gross proceeds of approximately $2,100,000, approximately $1,900,000 after expenses. The Company utilized the proceeds of the three offerings as follows: approximately $600,000 was utilized to repay a portion of the Company’s line of credit; approximately $160,000 was utilized to make a past due interest payment on the Company’s outstanding 8% convertible notes, and the remainder was reserved for working capital. As of June 30, 2003, the 3,600 Series C preferred shares outstanding are convertible into 743,034 shares of common stock.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

19.	Related Party Transactions

The Company entered into certain loan and security arrangements involving Mr. John T. Botti, our Chairman and Chief Executive Officer, principally relating to certain obligations to financial institutions collateralized by Mr. Botti’s stock in AHC. The Company initially established these arrangements in 2001, and agreed to certain modifications in February 2002, as described below.

In January 2001, the Company made a loan of $317,000 to Mr. Botti so as to enable him to avoid a margin call on the shares of AHC common stock owned by him that were held in a brokerage account as the Board of Directors believed that failing to do so would have a material adverse impact on the market price of its stock (the “2001 Loan”). The 2001 Loan was collateralized by a lien on all of the shares of AHC owned by Mr. Botti, as well as shares issuable to Mr. Botti upon the exercise of stock options granted to him. On February 14, 2002, the Company agreed to loan an additional amount of $203,159 to Mr. Botti, which loan was also collateralized by a lien on all of shares of AHC owned by Mr. Botti or issuable to him (the “2002 Loan”). The 2001 Loan bore interest at the rate of 9% per annum. The 2002 Loan bore interest at the rate of 6% per annum. These loans were paid in full in June 2003 as the result of Mr. Bolt selling his 100 shares of Series A preferred stock to the Company for $850,000. The Series A preferred stock had been appraised at $1,100,000 by an independent nationally recognized appraisal and valuation firm.

On May 29, 2003, the Company completed the sale of a private financing in the amount of $2,725,300 of securities to certain investors pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D, promulgated thereunder (Note 18). In the transaction, the Company sold $2,725,300 of convertible debentures and warrants to purchase an aggregate of 419,279 shares of common stock. A non-executive member of our Board of Directors participated in this financing and purchased $250,000 aggregate principal amount of convertible debentures and received 38,462 common stock purchase warrants. Further, an entity affiliated with a non-executive member of our Board of Directors, purchased $250,000 aggregate principal amount of convertible debentures and received 38,462 common stock purchase warrants in this financing. In addition, an entity that is currently a beneficial owner of in excess of 5% of our common stock participated in this financing, purchasing $250,000 aggregate principal amount of convertible debentures and receiving 38,462 common stock purchase warrants purchased. The convertible debentures, which are payable in full in May 2006, bear interest at 7% annum, payable quarterly in arrears.

20.	Private Financing

In February 2002, the Company offered the holders of its Series B common stock warrants the opportunity to receive new warrants upon the exercise of the Series B warrants for cash. The exercise price of these warrants was $1.375 per common stock warrant. The warrant holders would receive a new warrant exercisable at $2.00 per common stock warrant, which was slightly above the market price of the Company’s common stock on February 19, 2002, the date the Board approved the transaction. 1,080,000 warrants were exercised and the Company received $1,485,000 in cash, in addition 1,080,000 new warrants were issued. The new warrants expire October 1, 2004 and have no registration rights.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

21.	Interest/Other Income and Interest Expense

Interest and other income at June 30 consist of:

	2003	2002	2001

Interest income, from financial institutions	$76,606	$140,393	$381,990
Proceeds from “9/11 Fund”	163,465	—	—
Proceeds from insurance company related to 9/11 attack	275,489	—	—
Miscellaneous income	56,921	39,967	18,006

Total interest and other income	$572,481	$180,360	$399,996

Interest expense at June 30 consists of:

	2003	2002	2001

Interest paid to financial institutions	$211,573	$124,824	$124,816
Interest paid in stock	143,666	—	—
Accrued non-cash interest related to discount on convertible debt	489,414	—	—
Interest paid on convertible debt	27,203	—	—

Total interest expense	$871,856	$124,824	$124,816

22.	Subsequent Events

On September 12, 2003, we completed the sale of $2,470,000 of convertible debentures which mature in September 2006 and bear interest at 7% payable quarterly in cash or stock at the Company’s option. Included in the sale were warrants to purchase an aggregate of 247,000 shares, having an exercise price of $3.00 per share and expire in four years. The portion of the sale price allocated to the fair value of the warrants (approximately $800,000) and the beneficial conversion feature value (approximately $1,500,000) will be recorded as a debt discount and amortized as interest expense over the term of the debt. In addition to this financing, on September 22, 2003, the Company sold 166,667 shares of common stock and warrants to purchase 50,000 shares of Company common stock to an investor who participated in the May 2003 financing. The shares were sold for $3.00 per share and the investor agreed to a one- year lock-up during which he will be unable to sell or otherwise transfer the securities purchased in this sale. 50,000 warrants were also issued to this investor which have an exercise price of $3.00 and expire in four years. The underlying shares of these warrants are also subject to a one-year lock-up. The Company also issued five year warrants to purchase an aggregate of 59,400 shares of Company common stock to certain consultants for services rendered in connection with these transactions which are exercisable at $3.00 per share. The consultants also received a cash fee equal to 6% of the gross proceeds that the Company received.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2003, 2002 and 2001

23.	Quarterly Data Financial (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal year ended June 30, 2003
Net sales	$5,464,576	$5,920,575	$8,105,870	$5,795,450
Gross profit	1,299,933	1,773,383	1,453,173	1,590,146
Net loss	(1,994,866)	(1,953,555)	(3,009,758)	(2,881,130)
Loss per share	(.10)	(.10)	(.15)	(.14)

Fiscal year ended June 30, 2002
Net sales	$3,263,503	$4,131,286	$3,592,159	$5,655,956
Gross profit	972,142	1,191,812	1,087,126	1,301,289
Net loss	(2,608,970)	(2,222,955)	(2,533,384)	(2,586,093)
Loss per share	(.19)	(.16)	(.18)	(.16)