Form 10-Q
period 2003-09-30
AUTHENTIDATE HOLDING CORP
filed 2003-11-12
CIK 885074

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended: SEPTEMBER 30, 2003
                                               ------------------


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ___________ to ______________

                           Commission File No. 0-20190
                                               -------

                           AUTHENTIDATE HOLDING CORP.
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

                             Yes X      No
                                 --        ----

         Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes        No X
                                    --        --

         25,027,196 shares of Common Stock, par value $.001 per share, were outstanding at November 5, 2003.

                           AUTHENTIDATE HOLDING CORP.
                                    FORM 10-Q
                                      INDEX



                                                                        Page No.
                                                                        --------
Part I Financial Information

Item 1 - Financial Statements
  Consolidated Balance Sheets -
  September 30, 2003 and June 30, 2003                                      3

  Consolidated Statements of Operations -
  Three months ended September 30, 2003
  and September 30,  2002                                                   5

  Consolidated Statements of Cash Flows -
  Three months ended September 30, 2003
  and September 30,  2002                                                   6

  Notes to Consolidated Financial Statements                                7

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                            12

Item 3 - Quantitative and Qualitative Disclosures About
  Market Risk                                                              17

Item 4 -  Controls and Procedures                                          17


Part II Other Information

Item 1 - Legal Proceedings                                                 18

Item 2 - Changes in Securities                                             18

Item 3 - Defaults Upon Senior Securities                                   19

Item 4 - Submission of Matters to a Vote of
         Security Holders                                                  19

Item 5 - Other Information                                                 19

Item 6 -  Exhibits and Reports on Form 8-K                                 19

Safe Harbor Statement                                                      20

Signatures                                                                 20

Certifications                                                             21

                          PART I FINANCIAL INFORMATION
                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (unaudited except for the June 30, 2003 balance sheet)

                                                                              September 30,             June 30,
                                                                                 2003                    2003
                                                                              -------------           -----------
ASSETS
Current Assets:
     Cash and cash equivalents                                                  $4,635,853             $3,460,446
     Accounts receivable, net of allowance
        for doubtful accounts of $372,808 at Sept,
        30, 2003 and $460,740 at June 30, 2003                                   1,938,754              3,642,221
     Due from related parties                                                        3,524                  2,279
     Inventories:
        Finished goods                                                              60,150                129,986
        Purchased components & raw material                                        248,918                 63,115
     Prepaid expenses and other current assets                                      51,737                 69,248
                                                                               -----------            -----------
        Total current assets                                                     6,938,936              7,367,295

Property and equipment, net                                                      3,679,260              3,764,846

Other assets:
     Software development costs, net                                               292,073                355,082
     Goodwill                                                                   12,795,501             12,795,501
     Patent costs, net                                                             267,100                277,406
     Other intangible assets                                                       157,392                189,479
     Deferred financing fees                                                       518,816                268,935
     Other assets                                                                   80,469                 27,296
                                                                               -----------            -----------
Total assets                                                                   $24,729,547            $25,045,840
                                                                               ===========            ===========

                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (unaudited except for the June 30, 2003 balance sheet)

                                                                              September 30,            June 30,
                                                                                  2003                   2003
                                                                              -------------           -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                         $1,366,965             $1,436,943
       Accrued expenses and other liabilities                                    2,325,775              2,772,710
       Line of credit                                                              160,684                877,863
       Current portion of long-term debt                                           218,811                218,811
       Current portion of obligations under capital leases                          96,477                112,520
       Income taxes payable                                                          6,664                 24,843
                                                                               -----------            -----------
          Total current liabilities                                              4,175,376              5,443,690
Convertible debentures                                                           3,798,311              3,316,815
Long-term debt, net of current portion                                           1,276,729              1,331,129
Deferred grant                                                                     268,000              1,000,000
Obligations under capital leases, net of current portion                            61,097                 85,556
                                                                               -----------            -----------
          Total liabilities                                                      9,579,513             11,177,190
                                                                               -----------            -----------
Commitments and contingencies

Shareholders' equity:
       Preferred stock - $.10 par value, 5,000,000 shares authorized:
          Series B - 28,000 shares issued and outstanding                            2,800                  2,800
          Series C - 3,100 shares issued and outstanding                               310                    360
                at Sept. 30, 2003 and 3,600 issued and
                outstanding at June 30, 2003
       Common stock - $.001 par value; 40,000,000
          shares authorized; shares issued and outstanding:
          20,754,088 at September 30, 2003 and
          20,388,174 at June 30, 2003                                               20,754                 20,388
       Additional paid-in capital                                               69,918,202             66,916,663
       Accumulated deficit                                                     (54,815,483)           (53,062,512)
                                                                               -----------            -----------
                                                                                15,126,583             13,877,699
       Currency translation adjustment                                              23,451                 (9,049)
                                                                               -----------            -----------
          Total shareholders' equity                                            15,150,034             13,868,650
                                                                               -----------            -----------
Total liabilities and shareholders' equity                                     $24,729,547            $25,045,840
                                                                               ===========            ===========

        See accompanying notes to the consolidated financial statements.

                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                     For the 3 months ended
                                                                               ----------------------------------
                                                                               September 30,         September 30,
                                                                                   2003                  2002
                                                                               -------------         -------------

Net sales                                                                       $3,271,223             $5,464,576

Cost of goods sold                                                               2,044,940              4,164,643
                                                                                ----------             ----------
       Gross profit                                                              1,226,283              1,299,933

Selling, general and
          administrative expenses                                                2,697,073              2,916,838
Product development costs                                                          579,540                580,585
                                                                                ----------             ----------
       Operating loss                                                           (2,050,330)            (2,197,490)

Other income (expense):

Interest expense                                                                  (457,456)               (44,164)
Interest and other income                                                          789,863                331,248
Equity in net loss of affiliated companies                                                                (82,378)
                                                                                ----------             ----------
       Loss before income taxes                                                 (1,717,923)            (1,992,784)

Income tax (expense)/benefit                                                        17,904                 (2,082)
                                                                                ----------             ----------
Net loss                                                                        (1,700,019)            (1,994,866)
                                                                                ==========             ==========
Per share amounts basic and
       diluted:
Net loss per common
       share                                                                        ($0.09)                ($0.10)
                                                                                ==========             ==========


See accompanying notes to the consolidated financial statements.

                   AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                      For the 3 months ended
                                                                               ----------------------------------
                                                                               September 30,          September 30,
                                                                                    2003                   2002
                                                                               -------------          -------------
Cash flows from operating activities:
Net loss                                                                       ($1,700,019)           ($1,994,866)
Adjustments to reconcile net loss to
       net cash provided by/(used in) operating activities:
          Depreciation and amortization                                            271,371                432,382
          Amortization of discount on convertible debentures                       299,826
          Provision for doubtful accounts                                            9,202                 13,529
          Non-cash foreign currency translation adjustment                          32,500                (70,451)
          Equity in net loss of affiliates                                                                 82,378
          Non-cash issuance of warrants for services                                14,226
          Non-cash interest paid in stock                                          117,245
          NYS Grant recorded as income, recieved fiscal 2000                      (732,000)
          Amortization of deferred financing costs                                  26,957
          Changes in operating assets and liabilities, net of
          business acquired:
                Accounts receivable and other receivables                        1,693,019              1,717,040
                Inventories                                                       (115,967)              (154,692)
                Prepaid expenses and other current assets                           17,511                (50,288)
                Accounts payable and other current liabilities                    (534,865)              (200,266)
                Income taxes                                                       (18,179)                 2,422
                                                                               -----------            -----------
                Net cash provided by/(used in) operating activities               (619,173)              (222,812)
                                                                               -----------            -----------
Cash flows from investing activities:
       Property and equipment expenditures                                         (72,311)               (85,821)
       Software development costs                                                  (17,780)               (92,964)
       Other intangible assets                                                       9,708                (71,349)
       Note receivable, repayment                                                                         350,000
       Other long term assets                                                      (53,173)               (10,385)
       Investment in affiliates                                                                          (105,000)
                                                                               -----------            -----------
                Net cash used in investing
                activities                                                        (133,556)               (15,519)
                                                                               -----------            -----------
Cash flows from financing activities:
       Proceeds issuance of debentures, net of expenses ($82,079)                2,387,921
       Net proceeds from sale of common stock, net of exp.($30,000)                470,000              1,946,953
       Net payments under line of credit                                          (717,179)            (1,088,284)
       Principle payments on long-term debt                                         (9,399)                (8,663)
       Capital leases, net                                                         (40,502)                (2,683)
       Payment of registration costs                                               (10,150)                (1,512)
       Exercise of warrants and options                                             64,745                  3,300
       Deferred financing costs                                                   (137,300)
       Payback of loan by Company officer                                                                  32,687
       Preferred stock dividends                                                   (35,000)
       Other long term debt                                                        (45,000)
                                                                               -----------            -----------
                Net cash provided by/(used in) financing activities              1,928,136                881,798
                                                                               -----------            -----------
Net increase/(decrease) in cash and cash equivalents                             1,175,407                643,467
Cash and cash equivalents, beginning of year                                     3,460,446              2,269,353
                                                                               -----------            -----------
Cash and cash equivalents, end of period                                       $ 4,635,853             $2,912,820
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

2. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

3. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 2003.

4. During the three months ended September 30, 2003; 55,700 common stock options and 805 common stock warrants were exercised.

5. The following represents the reconciliation of the basic and diluted loss per share amounts for the three months ended September 30, 2003 and 2002, respectively.


                                                         September 30,
                                                      Three Months Ended
                                              -------------------------------
                                                   2003               2002
                                                   ----               ----

Net income/(loss)                             ($1,700,019)       ($1,994,866)
Preferred stock dividends                         (52,952)           (57,259)
                                              -------------------------------

Loss applicable to common shareholders        ($1,752,971)       ($2,052,125)
Weighted average shares                        20,435,657         19,640,641
Basic and diluted loss per share                    ($.09)             ($.10)


         The impact of options, warrants and convertible notes was antidilutive to the calculation of basic and dilutive loss per share and were accordingly excluded from the calculation.

6. The Company's reportable segments are separate divisions and distinct businesses which are managed separately. Included in the Authentidate Related column are operations of Authentidate, Trac Med and AG which are all in the authentication software services business. DocStar is in the document imaging software business and DJS is in the systems integration business. DocStar sells through a national network of dealers (approximately 100 dealers) and anticipates the addition of several new dealers each quarter to expand into markets not currently served. DJS's market is primarily in the Albany, New York region. Authentidate, Trac Med and AG sell their products and services on a global basis using a direct sales model. The Corporate Division's expenses are non-operating expenses which include all public company related activities and apply to all of the Company's operating divisions and therefore should be segregated. The Company's segment information follows:

Segment Information for the three months ended:
Sept. 30, 2003:                            DocStar          DJS             Authentidate Related              Totals
                                           -------          ---             --------------------              ------
Net sales from external customers        $1,225,201      $1,838,750              $207,272                   $3,271,223
Intersegment sales                                           14,549                                             14,549
Segment profit/(loss)                       (20,899)         (9,016)           (1,093,468)                  (1,123,383)

Sept. 30, 2002:
Net sales from external customers        $1,503,760      $3,760,559              $200,257                   $5,464,576
Intersegment sales                            6,875          25,082                                             31,957
Segment profit/(loss)                        96,130          41,589            (1,380,897)                  (1,243,178)

Reconciliation:                                  September 30, 2003             September 30, 2002
                                                 ------------------             ------------------

Total sales from segments                           $  3,285,772                   $ 5,496,533
Elimination of intersegment sales                        (14,549)                      (31,957)
                                                    ------------                   -----------
Total consolidated net sales                        $  3,271,223                   $ 5,464,576
                                                    ============                   ===========

Total pre-tax loss of segments                      ($ 1,123,383)                 ($ 1,243,178)
Product development expenses                            (579,540)                     (580,585)
Corporate Division expenses                              (21,673)                     (166,795)
Elimination of intersegment profits                        6,673                        (2,226)
                                                    ------------                   -----------
Loss before income taxes                            ($ 1,717,923)                 ($ 1,992,784)
                                                    ============                   ===========

7. In July and August 2002 the Company sold 660,077 shares of its common stock at $3.03 per share in a private transaction. The Company received gross proceeds of approximately $2.0 million. The Company issued 132,015 common stock purchase warrants to the buyers which have an exercise price of $3.26 per share and have a five year life. The proceeds have been used to fund business development, sales and marketing of the Authentidate businesses along with general working capital of the Company.

8. In October 2002, the Company sold convertible debentures with a face value of $3,700,000 to institutional investors and warrants to purchase 444,000 shares of common stock. The debentures are convertible into shares of the Company's common stock at an initial conversion price of $2.50 per share. The debentures are due three years from the date of issuance and accrue interest at the rate of 7% per annum, payable quarterly in arrears. At the option of the Company, the interest may be paid in either cash or additional shares of common stock. The warrants are exercisable for a period of four years from the date of issuance and are initially exercisable at $2.50 per share. The conversion price of the debentures and the exercise price of the warrants are subject to adjustment in the event the Company issues common stock or securities convertible into common stock at a price per share of common stock less than the conversion price or exercise price on the basis of a weighted average formula. In addition, the conversion price of the debentures and the exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock split, combination of shares or recapitalization. The Company has an option, but not a requirement, to sell another $2,470,000 of convertible debentures to the same investors provided the Company's common stock maintains a trading price at or above $3.00 per share for the 15 trading days preceding an election to sell additional debentures.

         In September 2003, the Company exercised this option and issued $2,470,000 convertible debentures with an initial conversion price of $3.00 per share. The Company also issued 247,000 common stock purchase warrants in connection with these debentures. The warrants have an initial exercise price of $3.00 per share. The debentures are due three years from the date of issuance and accrue interest at the rate of 7% per annum, payable quarterly in arrears. At the option of the Company, the interest may be paid in either cash or additional shares of common stock. The warrants are exercisable for a period of five years from the date of issuance. The conversion price of the debentures and the exercise price of the warrants are subject to adjustment in the event the Company issues common stock or securities convertible into common stock at a price per share of common stock less than the conversion price or exercise price on the basis of a weighted average formula. In addition, the conversion price of the debentures and the exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock split, combination of shares or recapitalization.

         In May and June 2003 the Company issued similar convertible debentures in the amount of $2,725,300 to institutional investors and warrants to purchase 419,279 shares of common stock. These debentures have an initial conversion price of $2.60 per share. The debentures are due three years from the date of issuance and accrue interest at the rate of 7% per annum, payable quarterly in arrears. At the option of the Company, the interest may be paid in either cash or additional shares of common stock. The warrants are exercisable for five years from the date of issuance and 50% of the warrants are initially exercisable at $2.60 per share and the remaining 50% of the warrants are initially exercisable at $2.86 per share. The conversion price of the debentures and the exercise price of the warrants are subject to adjustment in the event the Company issues common stock or securities convertible into common stock at a price per share of common stock less than the conversion price or exercise price on the basis of a weighted average formula. In addition, the conversion price of the debentures and the exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock split, combination of shares or recapitalization.

         On September 22, 2003, we completed the sale of $500,000 of our common stock to an additional accredited investor. In addition, we also issued warrants to purchase an aggregate of 50,000 shares of common stock to the investor in this transaction. The per share purchase price of the common stock and the per share exercise price of the warrants is $3.00. The investor also agreed to a twelve-month "lock-up" provision restricting the resale of the securities. We also issued warrants to purchase an aggregate of 10,000 shares of our common stock to a consultant for services rendered in connection with this transaction which are exercisable at $3.00 per share. The consultant also received a cash fee equal to 6% of the gross proceeds we received.

         Each of the foregoing transactions was a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof and/or Regulation D, promulgated thereunder.

         The Company recorded a debt discount related to the beneficial conversion feature of the debentures and the value of the warrants. At September 30, 2003 the total unamortized debt discount (including the beneficial conversion feature) was approximately $5.1 Million for all three debentures issues. This debt discount is to be amortized and charged to interest expense over the respective 36 month terms. In the event the investors convert the debentures prior to the end of respective 36 month terms then generally accepted accounting principles require the Company to expense the unamortized balance of the debt discount.

9. In October 2003, the Company forced the conversion of the October 2002 debentures in the amount of $3,700,000 and the May/June 2003 debentures in the amount of $2,725,300. The Company has or will issue 2,528,192 common shares to complete the conversion. The Company will also expense the debt discount as interest expense related to these two debenture issues during the quarter ending December 31, 2003. At September 30, 2003 the unamortized debt discount on these two debentures was approximately $2.8 Million. In addition, the Company will expense unamortized deferred financing costs related to these two debenture issues during the quarter ending December 31, 2003, in the amount of $242,000 at September 30, 2003. The Company will save approximately $450,000 in interest payments annually as a result of the conversion.

10. During the three months ended September 30, 2003 the Company incurred a net loss of $1,700,019. Cash used in operating activities totaled $619,173 for the three months ended September 30, 2003 compared to $5,189,117 used in operating activities for the year ended June 30, 2003. The Company's cash balance increased from $3,460,446 to $4,635,853 from June 30, 2003 to September 30, 2003 mainly due to the issuance of $2,470,000 of convertible debentures. Further, the Company's accumulated deficit has increased from $53,062,512 at June 30, 2003 to $54,815,483 at September 30, 2003. To date the Company has been largely dependent on its ability to sell additional shares of its common stock or other securities to obtain financing to fund its operating deficits. Under its current operating plan to introduce the new Authentidate technology, the Company's ability to improve operating cash flow is highly dependent on the market acceptance of its products and the Company's ability to reduce overhead costs. Authentidate and its related businesses, Trac Med and AG are currently cash flow negative and were responsible for the negative cash flow from operations for the three months ended September 30, 2003. If the Company is unable to attain projected sales levels for Authentidate and related products during the next twelve months it may be necessary to raise additional capital to fund operations and meet its obligations. There is no assurance that such funding will be available, if needed. If the Company is unable to raise additional capital necessary to fund operations and is unable to attain projected sales levels for Authentidate and related products then it will implement cost reduction strategies including the possible shutdown or reduction of operations at Authentidate, AG or Trac Med.

         For the period October 1, 2003 through November 7, 2003 the Company received approximately $4.6 Million from the exercise of employee stock options and common stock purchase warrants. This cash will be used to fund operations.

11. As described in our report on Form 10-K for the fiscal year ended June 30, 2003, we are involved in the following pending and threatened legal proceedings. We are the defendant in a third party complaint filed by Shore Venture Group, LLC in the Federal District Court for the Eastern District of Pennsylvania. The third party complaint was filed on May 7, 2001. Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleges a claim of breach of contract and seeks indemnification. A trial was held in October 2002 and we are awaiting the judge's verdict. Management believes that the claim will not have a material adverse impact on our financial condition, results of operations or cash flows. We have also been advised of a claim by Shore Venture Group concerning additional shares of Common Stock of our subsidiary, Authentidate, Inc. This claim is not before the court in the third-party litigation previously discussed. We are conducting settlement negotiations with Shore Venture and believe that a settlement will not have a material adverse impact on our financial condition, results of operations or cash flow. No formal action has been commenced in connection with this claim and the settlement negotiations are being held at this juncture in an effort to avoid resorting to litigation on this issue.

         We are engaged in no other litigation the effect of which would be anticipated to have a material adverse impact on our financial condition, results of operations or cash flows.

12. Total comprehensive income/(loss) consist of:
                                                    September 30,
                                                 Three Months Ended
                                          -------------------------------
                                             2003               2002
                                             ----               ----

Net loss                                  ($1,700,019)        ($1,994,866)
Currency translation adjustment                32,500             (70,451)
                                          -----------         -----------
Total comprehensive loss                  ($1,667,519)        ($2,065,317)
                                          ===========         ===========

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

         The changes in the carrying amount of goodwill for the quarter ended September 30, 2003, are as follows:

                                                   DJS        Authentidate        AG            Trac Med          Total
Balance June 30, 2003                          $1,178,765      $3,987,571      $7,291,165       $338,000       $12,795,501
Changes in carrying amount of goodwill
                                              ----------------------------------------------------------------------------
Balance September 30, 2003                     $1,178,765      $3,987,571      $7,291,165       $338,000       $12,795,501
                                              ============================================================================

         The Company retains a third party valuation firm to perform an annual valuation of goodwill as of June 30. There have been no developments during the three months ended September 30, 2003, which would require an interim valuation of goodwill.

         Intangible asset amortization expense for the three months ended September 30, 2003 was $32,685. Below is a chart of intangible assets:

                                             June 30, 2003                           September 30, 2003
                                             -------------                           ------------------
                                  Gross Carrying       Accumulated          Gross Carrying          Accumulated
                                      Amount          Amortization             Amount               Amortization

Patents                              $321,085           $43,679                $316,870               $49,770
Other Intangible Assets:
Trademarks                            138,578            22,583                 133,085                24,653
Completed technologies                 59,400            37,125                  59,400                44,550
Accreditation                         121,800            76,125                 121,800                91,350
Licenses                               15,101             9,567                  15,102                11,442
                                     --------          --------                --------              --------
Total                                $655,964          $189,079                $646,257              $221,765
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

         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation gives guidance that determines whether consolidation of a Variable Interest Entity is required and is effective for all variable interest entities with which the Company becomes involved beginning in February 2003, and all pre-existing entities effective December 31, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its financial statements.

14. Included in net sales and cost of goods sold are service sales of $301,185 and cost of service sales of $133,603 for the three months ended September 30, 2003.

15. On October 30, 2002, the Company filed a Certificate of Amendment of the Certificate of Designations, Preferences and Rights and Number of Shares of Series B Preferred Stock with the Secretary of State of the State of Delaware. The Amendment provides that the conversion rate applicable to the outstanding shares of Series B Preferred Stock will be fixed at $1.40. Previously, the conversion rate was equal to the lower of $1.875 and the average of the closing bid and asked prices of our common stock for the immediately preceding ten consecutive trading days ending one day prior to the notice of conversion; provided, however, that the conversion rate would not be below $0.875. Accordingly, the outstanding 28,000 shares of Series B Preferred Stock are presently convertible into an aggregate of 500,000 shares of the Company's common stock. Prior to the amendment, the outstanding shares of Series B Preferred Stock were convertible into a maximum of 800,000 shares of the Company's common stock. In consideration of obtaining the consent of the holder of the outstanding Series B Preferred Stock, the Company agreed to defer its ability to redeem those shares for a period of two years.

16. In April 2003, the non executive Directors approved a plan to purchase all of the outstanding Series A Preferred Stock from the Company's Chairman and Chief Executive Officer in exchange for loans owed to the Company by the Chairman and for cash. The Company's Series A Preferred Stock provides the holder with the ability to elect a majority of the Company's Board of Directors. The Company and its Chief Executive Officer agreed on a total purchase price for this transaction of $850,000 which represents a discount as compared to the appraised value of the shares of Series A Preferred Stock of $1.1 million which was determined by an independent nationally recognized appraisal and valuation firm. The Company's Board ordered this valuation prior to agreeing upon the purchase price for the shares of Series A Preferred Stock. Of the purchase price paid, approximately $455,000 was credited against certain loans owed to the Company. Of the balance due to the Chief Executive Officer $70,000 was paid at closing and the balance is being paid in monthly installments of $15,000.

17. The Company does not expense options granted under the Company's option plans. The Company applies FAS No.123 to determine the compensation cost on a pro-forma basis for footnote disclosure. The pro-forma amounts in the table below were determined using the Black Scholes option-pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility, expected dividend payments and the risk-free interest rate over the expected life of the options.

                                                                        Three Months Ended
                                                           -------------------------------------------
                                                           September 30, 2003       September 30, 2002
                                                           ------------------       ------------------
Net loss:
  As reported                                                 ($1,700,019)             ($1,994,866)
  Deduct: total stock based employee
  compensation expense determined
  under fair value method                                        (563,046)                (708,193)
                                                              ------------------------------------

Proforma                                                      ($2,263,065)             ($2,703,059)
                                                              ------------------------------------
Basic and diluted net loss per common share:
         As reported                                              $.09                     $.10
         Pro-forma                                                 .11                      .14

18. In June 1999, the Company completed construction of a new office and production facility in Schenectady, New York for approximately $2,300,000 which was financed with a $1,000,000 grant from the Empire State Development Corporation (ESDC) (an agency of New York state) and a mortgage loan from a local financial institution. The grant stipulates that the Company is obligated to achieve certain annual employment levels between January 1, 2002 and January 1, 2004 or some or all of the grant will have to be repaid. Although we have not achieved the agreed upon employment levels to date, we reached an agreement with the ESDC to restructure the grant terms relating to this covenant. We agreed to repay $268,000 of the grant amount at the rate of $10,000 per month, interest free, in consideration of the ESDC's agreement to permanently reduce our employment level requirement to 99. We made our first $10,000 payment in October 2003. The Company had 99 qualifying employees on the last date it reported to the ESDC. In the event our employment level falls below 99 at the next measurement date, we may be required to make an additional repayment in the future. As a result of this arrangement, we recorded $732,000 as other income in the Corporate Division.


                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Item 2.
Overview

         We are involved in the development of security software technology, document imaging software products and services and systems integration services and products. Our products include DocStar document imaging software products and services, the Authentidate authentication and security software products and services and system integration services and products through our DJS subsidiary. We also offer, through our Trac Medical Solutions subsidiary, the CareCert(TM) Internet-based medical forms processing service. Authentidate products are sold by Authentidate, Inc., Trac Medical Solutions, Inc., and Authentidate International, AG. Revenues generated during the quarter ended September 30, 2003 were primarily derived from our DocStar and DJS segments. Our Authentidate-related business generated $207,000 in revenues during the fiscal quarter ended September 30, 2003.

         DJS is an authorized sales and support provider for software products such as Microsoft Solutions and Lotus Notes. DJS sells computer hardware and provides software and professional services to businesses to meet their data management needs.

         Authentidate engages in the business of providing end users with a software-based security service designed to accept and store a digital code through the Internet which enables users to prove the authenticity of the date, time and the content of any electronic document. The Authentidate product was released for sale in May, 2001. We contemplate that product integration development work will be necessary for each application or customer. We are in the process of selling this product and began to record revenue during the fiscal year ended June 30, 2002. We currently own approximately 98% of Authentidate, Inc.

         On July 31, 2002, we entered into a strategic alliance agreement with the United States Postal Service to serve as the preferred provider of the USPS Electronic Postmark(R) (EPM) service. Under the terms of the agreement, our subsidiary, AuthentiDate, Inc., provides the management, technology and support for the United States Postal Service's EPM system. The USPS Electronic Postmark(R) provides evidence that the content of a document or file existed at a specific date and time and is intended to protect the integrity of the document or file by ensuring that it cannot be altered without detection. The EPM uses our patent pending technology offering highly sophisticated encryption methodology ensuring document authenticity and is intended to be able to be added to any application regardless of the computing platform or operating system. In order to facilitate this product launch, we entered into development and promotional agreements with Microsoft Corporation and an affiliate of Microsoft in order to create the necessary software interfaces to Microsoft Office(R). We announced a general release of this product on October 21, 2003. Authentidate generates sales both from the sale of EPM's and the sale of professional services.

         In March 2002, we acquired all the outstanding capital stock of Authentidate International, AG. We previously owned 39% of Authentidate International. Authentidate International sells the Authentidate product in the European marketplace and is currently focusing on the German market. Authentidate International entered into revenue generating agreements during the 2003 fiscal year through which it expects to realize revenue from a combination of professional services and transactions fees.

         We also organized Trac Medical Solutions during the fiscal year ended June 30, 2001 in order to develop a business model to apply the Authentidate technology to the medical supply business relating to the automation and processing of Certificates of Medical Necessity. Trac Med generates sales through both the sale of transactions and professional services. During the fiscal year ended June 30, 2002, Trac Medical developed its CareCert(TM) service and entered into its first revenue-generating agreements during the 2003 fiscal year. In March 2003, we acquired the outstanding minority interest of Trac Medical Solutions (approximately 14%) and now own 100% of Trac Medical Solutions.

Critical Accounting Policies and Estimates

         Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to new product launches, bad debts, inventory obsolescence, recoverability of equity investments, goodwill, intangible assets, software capitalization and deferred tax assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results for which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions.

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

         We write down our inventory for estimated obsolescence or nonmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write downs may be required.

         We hold an interest in a non-consolidated joint venture having operations or technology in areas within our strategic focus, none of which are publicly traded. We monitor the financial condition and results of such company; however, future adverse changes in market conditions or poor operating results of the underlying investments could result in losses or an inability to recover the carrying value, thereby possibly requiring an impairment charge in the future. We ceased operations of this entity during the fiscal year ended June 30, 2003.

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



Results of Operations
         The Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002.

         The Company realized a consolidated net loss of $1,700,019 ($.09 per share) for the three months ended September 30, 2003 loss compared to a consolidated net loss of $1,994,866 ($.10 per share ) for the three months ended September 30, 2002.

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

         The consolidated net loss for the three months ended September 30, 2003 is approximately $295,000 less than it was for the same period last year. Contributing to this improvement is an increase in segment profit realized by the Authentidate Segment which realized an improvement of approximately $287,000. This improvement in segment profit is due to a reduction in segment costs.

         DocStar segment profit decreased by approximately $117,000 due to a decline in sales of approximately $279,000. DJS segment profit decreased by approximately $51,000.

         Consolidated sales were $3,271,223 and $5,464,576 for the three months ended September 30, 2003 and 2002, respectively. This decrease versus the prior year is a result of a decline in direct hardware sales by DJS, offset somewhat by an increase in indirect hardware sales at DJS. Although, DJS sales declined by approximately $1.9 million during the quarter ended September 30, 2003 compared to the prior year segment income only declined by approximately $51,000 because the sales decline was on low margin computer hardware and also because DJS reduced overhead costs substantially to compensate for the reduction in computer hardware sales. Sales in the Authentidate segment increased by $7,000. DocStar sales declined by approximately $279,000 due to weak demand during the summer months this year.

         Consolidated gross profit for the three months ended September 30, 2003 and 2002 was $1,226,283 and $1,299,933, respectively. The consolidated gross profit margin was 37.5% and 23.8% for the three months ended September 30, 2003 and 2002, respectively. Gross profit margin is defined as gross profit as a percentage of sales.

         Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $2,697,073 and $2,916,838 for the three months ended September 30, 2003 and 2002, respectively. This decrease is the result of a decrease in DJS ($137,000) and the Corporate ($168,000) divisions due to cost controls.

         As a percentage of net sales, S,G&A costs were 82.4% and 53.4% for the three months ended September 30, 2003 and 2002, respectively. This percentage increase is primarily due to the decrease in DJS low margin sales as discussed above.

         Interest expense was $457,456 and $44,164 for the three months ended September 30, 2003 and 2002, respectively. The increase is due to interest expense on convertible debentures, much of which (about $300,000) is non cash interest expense. For the three months ended September 30, 2003 the Company recorded $299,826 of non-cash interest due to the amortization of debt discount on the convertible debentures, which is more fully discussed in the footnotes contained herein.

         Product development expenses, excluding capitalized costs, primarily relate to software development for the Authentidate Segment. These costs were unchanged compared to the prior year. The Company has a policy of capitalizing qualified software development costs after technical feasibility has been established and amortizing those costs over three years as cost of goods sold The amortization expense of software development costs amounted to $80,789 during the three months ended September 30, 2003.

Liquidity and Capital Resources
         The Company's primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of long-term debt at September 30, 2003 totaled $1,495,540 most of which ($1,272,301) relates to a mortgage loan on the Company's principle office located in Schenectady, NY. The balance ($223,239) relates to a note owed to the Company's Chief Executive Officer The Company also has long-term convertible debentures in the amount of $3,798,311 net of debt discount of $5,096,989 at September 30, 2003. As discussed below, subsequent to September 30, 2003, an aggregate of $6,425,300 principal amount of convertible debentures were converted into 2,528,192 shares of our common stock.

        The Company's DJS subsidiary has a $2.5 Million revolving line of credit with a financial institution collateralized by all assets of DJS and guaranteed by the Company. The agreement restricts DJS from making cash advances to the parent Company, AHC, without obtaining a waiver from the financial institution. The interest rate is prime plus 1.75% with a minimum rate of 7%. DJS may borrow on this line based on a formula of qualified accounts receivable and inventory. The outstanding balance on this line of credit is $160,684 at September 30, 2003.

         Property, plant and equipment expenditures totaled $72,311 and capitalized software development expenditures totaled $17,780 for the three months ended September 30, 2003, respectively. There are no significant purchase commitments outstanding.

         In June 1999, the Company completed construction of a new office and production facility in Schenectady, New York for approximately $2,300,000 which was financed with a $1,000,000 grant from the Empire State Development Corporation (ESDC) (an agency of New York state) and a mortgage loan from a local financial institution. The grant stipulates that the Company is obligated to achieve certain annual employment levels between January 1, 2002 and January 1, 2004 or some or all of the grant will have to be repaid. Although we have not achieved the agreed upon employment levels to date, we reached an agreement with the ESDC to restructure the grant terms relating to this covenant. We agreed to repay $268,000 of the grant amount at the rate of $10,000 per month, interest free, in consideration of the ESDC's agreement to permanently reduce our employment level requirement to 99. We made our first $10,000 payment in October 2003. The Company had 99 qualifying employees on the last date it reported to the ESDC. In the event our employment level falls below 99 at the next measurement date, we may be requirement to make an additional repayment in the future. As a result of this arrangement, we recorded $732,000 as other income in the Corporate Division.

         The Company's cash balance at September 30, 2003 was $4,635,853 and total assets were $24,729,547. A portion of this cash balance, however, collateralizes the outstanding line of credit held by DJS. DJS would need to obtain the consent from the lender prior to advancing funds to the parent Company, AHC. In the event the Authentidate Segment does not increase its sales materially then the Company will either need to obtain outside financing or reduce expenses or a combination of both.

         In order to address our working capital needs, on September 12, 2003, we completed the sale of $2,470,000 of our securities to certain accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder. We received net proceeds of approximately $2,300,000, after paying all fees and expenses. We intend to use the proceeds for working capital and general corporate purposes. In the transaction, we sold $2,470,000 of convertible debentures to the investors and warrants to purchase an aggregate of 247,000 shares of common stock. The debentures are convertible into shares of our common stock at an initial conversion price of $3.00 per share and the warrants are exercisable into shares of common stock at an initial price of $3.00 per share. The other terms and conditions of the debentures and warrants are the same as set forth in the debentures and warrants issued in the first tranche of this transaction in October 2002.

         We also issued warrants to purchase an aggregate of 49,400 shares of common stock to certain consultants for services rendered in connection with this transaction which are exercisable at $3.00 per share. The consultants also received a cash fee equal to 6% of the gross proceeds we received.

         Further, on September 22, 2003, we completed the sale of $500,000 of our common stock to an additional accredited investor pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder. We intend to use the proceeds for working capital and general corporate purposes. In addition, we also issued warrants to purchase an aggregate of 50,000 shares of common stock to the investor in this transaction. The per share purchase price of the common stock and the per share exercise price of the warrants is $3.00. The investor also agreed to a twelve-month "lock-up" provision restricting the resale of the securities. We also issued warrants to purchase an aggregate of 10,000 shares of our common stock to a consultant for services rendered in connection with this transaction which are exercisable at $3.00 per share. The consultants also received a cash fee equal to 6% of the gross proceeds we received.

         The securities sold in each of the foregoing transactions are restricted securities under the terms of Regulation D and may not be transferred or resold for a period of one year, except pursuant to registration under the Securities Act or an exemption thereunder. We filed a registration statement with the Securities and Exchange Commission to register the shares of common stock issued and issuable to the investors in both transactions, which is currently pending before the Commission. If the registration statement is not declared effective within sixty days (or within 120 days in the event of a Commission review) following the closing date, then we shall pay to the investors penalties equal to 2% of the offering proceeds per each month that we are not in compliance with these registration covenants.

         During the three months ended September 30, 2003 the Company incurred a net loss of $1,700,019. Cash used in operating activities totaled $619,173 for the three months ended September 30, 2003 compared to $5,189,117 used in operating activities for the year ended June 30, 2003. The Company's cash balance increased from $3,460,446 to $4,635,853 from June 30, 2003 to September 30, 2003 mainly due to the issuance of $2,470,000 of convertible debentures. Further, the Company's accumulated deficit has increased from $53,062,512 at June 30, 2003 to $54,815,483 at September 30, 2003.

         To date, we have been largely dependent on our ability to sell additional shares of our common stock or other securities to fund our operating deficits. Under our current operating plan to introduce our Authentidate technology, our ability to improve operating cash flow is highly dependent on the market acceptance of our Authentidate related businesses and reduce our overhead costs. Authentidate and its related businesses, Trac Med and AG are currently cash flow negative and were responsible for the negative cash flow from operations for the three months ended September 30, 2003. If the Company is unable to attain projected sales levels for Authentidate and related products during the next twelve months it may be necessary to raise additional capital to fund operations and meet its obligations.

         There is no assurance that such funding will be available, if needed. As a result of net losses incurred during fiscal 2003, we reduced our workforce. If we are unable to raise additional capital necessary to fund operations for fiscal 2004 and are unable to attain projected sales levels for Authentidate and related products, then we will implement additional cost reduction strategies in early fiscal 2004, including the possible shutdown or reduction of operations at Authentidate, Authentidate International or Trac Medical, as well as reductions in corporate expenses (including salary, marketing, professional fees and other costs). In the event we are required to shut down or reduce operations at Authentidate, Authentidate International and/or Trac Medical, goodwill approximating $11,600,000 could potentially become impaired and result in a non cash charge to operations. Our available cash balance at September 30, 2003 totaled $4.6 million. We believe that our existing cash and cash equivalents, including the funds raised in September 2003 and funds received due to the recent option and warrant exercises, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

         Subsequent to September 30, 2003, the Company received significant amounts of cash from the exercise of employee stock options and common stock purchase warrants. As of November 7, 2003 the cash received was approximately $4.6 Million since October 1, 2003. This cash will be used to fund operations.

         Following is a summary of the contractual commitments associated with our debt and lease obligations, as well as our purchase commitments as of September 30, 2003:


                    Long-term debt        Operating leases        Capital leases (1)        Convertible debentures (2)
For fiscal year
ending June 30,
2004                  $ 164,410               $ 457,053                $72,083
2005                    130,382                 582,337                 67,222
2006                     45,754                 483,953                 13,160                     $6,425,300
2007                     49,674                 142,618                  5,109                      2,470,000
2008                     53,931
Thereafter            1,051,389

(1) Capital lease payments exclude interest of $26,243
(2) Assumes the investors do not convert the debentures into the Company's common stock prior to the maturity date.
(3) There are no significant purchase commitments.

Present Accounting Standards Not Yet Adopted
         In May 2003, the Financial Accounting Standards Board (FASB) issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Standard establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard becomes effective for any financial instruments entered into or modified after May 31, 2003. The Company does not expect the adoption of FAS No. 150, to have a material effect on its financial statements.

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

         Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion.

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

Part II Other Information
Item 1. Legal Proceedings:
         As described in our report on Form 10-K for the fiscal year ended June 30, 2003, we are involved in the following pending and threatened legal proceedings.

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

Item 2. Changes in Securities
         On September 12, 2003, we completed the sale of $2,470,000 of our securities to certain accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder. The sale of these securities constitutes the second tranche of a sale of such securities to these investors, the first tranche of which was completed in October 2002. We received net proceeds of approximately $2,300,000, after paying all fees and expenses. We intend to use the proceeds for working capital and general corporate purposes.

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

         We also issued warrants to purchase an aggregate of 49,400 shares of common stock to certain consultants for services rendered in connection with this transaction which are exercisable at $3.00 per share. The consultants also received a cash fee equal to 6% of the gross proceeds we received.

         On September 22, 2003, we completed the sale of $500,000 of our common stock to an additional accredited investor pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder. We intend to use the proceeds for working capital and general corporate purposes. In addition, we also issued warrants to purchase an aggregate of 50,000 shares of common stock to the investor in this transaction. The per share purchase price of the common stock and the per share exercise price of the warrants is $3.00. The investor also agreed to a twelve-month "lock-up" provision restricting the resale of the securities.

         We also issued warrants to purchase an aggregate of 10,000 shares of our common stock to a consultant for services rendered in connection with this transaction which are exercisable at $3.00 per share. The consultants also received a cash fee equal to 6% of the gross proceeds we received.

         The securities sold in each of the foregoing transactions are restricted securities under the terms of Regulation D and may not be transferred or resold for a period of one year, except pursuant to registration under the Securities Act or an exemption thereunder. We filed a registration statement with the Securities and Exchange Commission to register the shares of common stock issued and issuable to the investors in both transactions, which is currently pending before the Commission. If the registration statement is not declared effective within sixty days (or within 120 days in the event of a Commission review) following the closing date, then we shall pay to the investors penalties equal to 2% of the offering proceeds per each month that we are not in compliance with these registration covenants.

         During the period covered by this report, we issued 10,000 warrants to a former employee in connection with the termination of his employment. The warrants issued to him are exercisable at a per share price of $3.80 until July 9, 2004. Additionally, we issued 30,000 warrants to a consultant during the period covered by this report, pursuant to a consulting agreement entered into with such person. The warrants issued to this consultant are exercisable for a three year period at a per share price of $3.06.

Item 3   Defaults Upon Senior Securities:
None

Item 4   Submission of Matters to a Vote of Securities Holders:
None

Item 5   Other Information:
         During the quarter ended September 30, 2003, Series C Preferred shareholders converted 500 shares of Series C Preferred Stock into 103,199 shares of common stock. Subsequent to the quarter end, the holder of the remaining 1,600 shares of Series C Preferred Stock converted all such shares into an aggregate of 330,237 shares of common stock.

         Subsequent to the quarter end, on October 2, 2003, we announced that we exercised our right to require the holders of an aggregate amount of $6,425,300 of convertible debentures to convert the entire outstanding principal amount of their debentures into shares of our common stock. The conversion of these debentures resulted in the issuance of an aggregate amount of 2,528,192 shares of our common stock to the holders of the debentures. The specific debentures subject to this conversion requirement were an aggregate principal amount of $3,700,000 of convertible debentures issued in October 2002 and an aggregate principal amount of $2,725,300 of convertible debentures issued in May 2003.

         In September, 2003, we entered into an agreement with ChoicePoint Services, Inc., whereby we agreed to develop a Web-based authentication portal to allow Internet users to apply for a verified digital identity. ChoicePoint will provide its identity authentication service to customers through the portal and receive certain preferred rights to supply their services via the portal. Pursuant to the agreement, ChoicePoint paid $250,000 as a deposit for the professional services related to portal development. When the portal is accepted and achieves specified functionality ChoicePoint will pay an additional $250,000. ChoicePoint will receive a percentage of digital certificate transaction revenue generated through this portal.

Item 6   Exhibits and Reports on Form 8-K:
(a) Exhibits

The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant 17 C.F.R. ss. 230.411, are incorporated by reference to the document referenced in brackets following the description of such exhibits.

         *31.1             Certificate of Chief Executive Officer
         *31.2             Certificate of Chief Financial Officer
         *32.1             Certificate of Chief Executive Officer and Chief
Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the quarter ended September 30, 2003 we filed the following reports on Form 8-K:

     ---------------------------------------------------------------------------------------------------------------
     Date of Report             Item(s)     Description
     ---------------------------------------------------------------------------------------------------------------
     September 12, 2003         5, 7        Announcement of partial closing of private financing and including related press release.
     ---------------------------------------------------------------------------------------------------------------
     September 22, 2003         5, 7        Announcement of partial closing of private financing and including related press release.
     ---------------------------------------------------------------------------------------------------------------
     September 29, 2003         7, 12       Announcement of quarterly financial information and including related press release.
     ---------------------------------------------------------------------------------------------------------------

SAFE HARBOR STATEMENT
         Certain statements in this Form 10-Q, including information set forth under Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of the DocStar, Authentidate and related product lines, competition, pricing, technological changes, technological implementation of the Authentidate business plan, the immediate need of capital and other risks as discussed in the Company's filings with the Securities and Exchange Commission, in particular its Annual Report on Form 10-K for the year ended June 30, 2003. the Registration Statements on Form S-3 declared effective on July 8, 2002, December 9, 2002 and December 11, 2002 all of which risk factors could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.





                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AUTHENTIDATE HOLDING CORP.

November 12, 2003                       /s/ John T. Botti
-----------------                       --------------------------
     DATE                               JOHN T. BOTTI
                                        PRESIDENT & CHIEF EXECUTIVE OFFICER

                                        /s/ Dennis H. Bunt
                                        --------------------------
                                        DENNIS H. BUNT
                                        CHIEF FINANCIAL OFFICER