Form 10-K/A
period 2003-06-30
AUTHENTIDATE HOLDING CORP
filed 2003-11-14
CIK 885074

Click Here for Contents

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

Common Stock, par value $.001 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 as filed with the Securities and Exchange Commission (SEC) on November 14, 2003, to include the signature block on the report of the independent auditors, which report was inadvertently filed without such signature in our original Form 10-K. This Form 10-K/A does not restate the financial statements or other financial information included in the Annual Report on Form 10-K and does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

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

Item No.	Description

2.1	Form of Stock Purchase Agreement dated as of March 4, 2002 by and among Authentidate Holding Corp., Authentidate International AG and PFK Acquisition Group I, LLC. (Exhibit 2.1 to Form 8-K dated March 15, 2002).

3.1	Certificate of Incorporation of Bitwise Designs, Inc.-Delaware (Exhibit 3.3.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

3.1.1	Certificate of Designation of Series B Preferred Stock (Exhibit 3.2.1 to Form 10-KSB dated October 4, 1999)

3.1.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

3.1.3	Certificate of Designations, Preferences and Rights and Number of Shares of Series C Convertible Preferred Stock (Exhibit 4.1 to Form 10-Q dated May 14, 2001).

3.1.4	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series C Convertible Preferred Stock (Exhibit 3.1.4 to Form 10-K dated September 26,2001).

3.1.5	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series B Convertible Preferred Stock (Exhibit 3.1 to Form 10-Q for the quarter endedDecember 31, 2002).

3.2	By-Laws (Exhibit 3.2 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-18, File No. 33- 46246-NY)

4.2	Form of Series A Preferred Stock Certificate (Exhibit 4.2 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.3	Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2,
File No. 33-76494)

4.4	Form of Warrant issued to certain individuals in fiscal year ended June 30, 2001 (Exhibit 4.7 to Form
10-K dated September 26, 2001).

4.5	Form of Warrant issued in connection with Series C Preferred Stock Offering (Exhibit 4.2 to Form 10-Q dated May 14, 2001).

4.6	Form of Series C Preferred Stock Certificate (Exhibit 4.9 to Form 10-Q dated May 14, 2001).

4.7	Form of Warrant Agreement issued to certain Warrant holders dated as of February 19, 2002 (Exhibit 10.1 to Form 8-K dated March 19, 2002).

4.8	Form of Warrant issued in connection with Unit Offering (Exhibit 4.12 to Form 10-K dated September 30, 2002)

4.9	Form of Debenture, dated as of October 25, 2002, between Authentidate Holding Corp. and certain investors (Exhibit 4.1 to Form 8-K dated October 25, 2002).

4.10	Form of Warrant, dated as of October 25, 2002, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated October 25, 2002).

4.11	Form of Debenture, dated as of May, 2003, between Authentidate Holding Corp. and certain investors (Exhibit 4.1 to Form 8-K dated May 30, 2003).

4.12	Form of Warrant, dated as of May, 2003, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated May 30, 2003).

4.13	Form of Debenture, dated as of September 12, 2003, between Authentidate Holding Corp. and certain investors (Exhibit 4.1 to Form 8-K dated September 15, 2003).

4.14	Form of Warrant, dated as of September 12, 2003, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated September 15, 2003).

4.15	Form of Warrant , dated as of September 22, 2003, issued in connection with private placement (Exhibit 4.1 to Form 8-K dated September 22, 2003).

10.1	1992 Employee stock option plan (Exhibit 10.10 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.2	1992 Nonexecutive Directors stock option plan (Exhibit 10.11 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.3	Agreement with Prime Computer, Inc. (Exhibit 10.14 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.4	Agreement with Mentor Computer Graphics Ltd. (Exhibit 10.15 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.5	Agreement and Plan of Merger by and among Bitwise Designs, Inc., Bitwise DJS, Inc., certain individuals and DJS Marketing Group, Inc. dated March 6, 1996 (Exhibit 2 to Form 8-K dated March 22, 1996)

10.6	Employment Agreement between John Botti and the Company dated January 1, 2000 (Exhibit 10.27 to the Company’s Form 10-KSB dated June 30, 2000).

10.7	Employment Agreement between Robert Van Naarden and Authentidate.com, Inc. dated July 5, 2000 (Exhibit 10.29 to the Company’s Form 10-KSB dated June 30, 2000).

10.8‡	Joint Venture Agreement between the Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.30 to the Company’s Form 10-KSB dated June 30, 2000)

10.9‡	Technology License Agreement between the Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.31 to the Company’s Form 10-KSB dated June 30, 2000)

10.10	Series C Preferred Stock and Warrant Purchase Agreement between Authentidate Holding Corp. and purchasers of Series C Preferred Stock (Exhibit 10.1 to Form 10-Q dated May 14, 2001).

10.11	Registration Rights Agreement between Authentidate Holding Corp. and purchasers of Series C Preferred Stock (Exhibit 10.2 to Form 10-Q dated May 14, 2001).

10.12	2000 Employee Stock Option Plan (filed as Exhibit 2 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

10.13	Form of Security Exchange Agreement entered into between Authentidate Holding Corp., Authentidate, Inc. and certain security holders of Authentidate, Inc. (Exhibit 10.15 to the Company’s Form 10-K dated September 26, 2001)

10.14	Agreement dated May 24, 2001 between Authentidate Holding Corp., Authentidate, Inc., Internet Venture Capital, LLC and Nicholas Themelis. (Exhibit 10.16 to the Company’s Form 10-K/A dated January 24, 2002)

10.15	Underlease Agreement of Authentidate, Inc. for a portion of the 43rd Floor at 2 World Financial Center. (Exhibit 10.17 to the Company’s Form 10-K dated September 26, 2001)

10.16	2001 Non-Executive Director Stock Option Plan (filed as Exhibit A to Proxy Statement dated December 18, 2001, as filed with the Commission).

10.17	Form of Letter of Credit dated as of May 6, 2002 between DJS Marketing Group, Inc. and Transamerica (filed as Exhibit 10.2 to Form 10-Q dated May 15, 2002).

10.18	Form of Unit Purchase Agreement entered into between Authentidate Holding Corp. and certain investors (Exhibit 10.21 to Form 10-K dated September 30, 2002).

10.19	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors (Exhibit 10.22 to Form 10-K dated September 30, 2002).

10.20‡	Strategic Alliance Agreement between Authentidate Holding Corp., Authentidate, Inc. and United States Postal Service dated as of July 31, 2002. (Exhibit 10.23 to Form 10-K dated September 30, 2002).

10.21	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of October 25, 2002 (Exhibit 10.1 to Form 8-K dated October 25, 2002).

10.22	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of October 25, 2002 (Exhibit 10.2 to Form 8-K dated October 25, 2002).

10.23	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of May 21, 2003 (Exhibit 10.1 to Form 8-K dated May 30, 2003).

10.24	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of May 21, 2003 Exhibit 10.2 to Form 8-K dated May 30, 2003)

10.25	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of September 12, 2003 (Exhibit 10.1 to Form 8-K dated September 15, 2003).

10.26	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of September 12, 2003 (Exhibit 10.2 to Form 8-K dated September 15, 2003).

10.27	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and a certain investor, dated as of September 22, 2003 (Exhibit 10.1 to Form 8-K dated September 22, 2003).

10.28	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and a certain investor, dated as of September 22, 2003 (Exhibit 10.2 to Form 8-K dated September 22, 2003).

14	Code of Ethics (Exhibit 14 to Form 10-K dated September 29, 2003).

21	Subsidiaries of Registrant (Exhibit 21 to Form 10-K dated September 29, 2003).

23*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

During the quarter ended June 30, 2003 we filed the following reports on Form 8-K:

Date of Report	Item(s)	Description
May 16, 2003	5, 7, 9	Announcement of quarterly financial information and proposed financing event and including related pressreleases.
May 23, 2003	5, 9	Announcement of partial closing of private financing and including related press release.
June 3, 2003	5, 7, 9	Announcement of partial closing of private financing and including related press release and form of transaction documents.
June 17, 2003	5, 7	Announcement of streamlining of operations and including related press release.
June 23, 2003	5, 7	Announcement of consummation of related-party transaction and including related press release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

By: /s/ John T. Botti
John T. Botti
Chief Executive Officer, President
and Chairman of the Board

Dated: November 14, 2003

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

VALUATIONS AND QUALIFYING ACCOUNTS

				Schedule II

Column A	Column B	Column C		Column D	Column E

Description	Balance at Beginning of Period	Additions Charged to Expense	Additions Charged to Other Accounts	Deductions	Balance At End of Period

Allowance for doubtful accounts

Year ended June 30:

2003	$609,185	$58,688		$(207,133)	$460,740

2002	$532,241	$53,965	$54,289	$(31,310)	$609,185

2001	$410,761	$152,711		$(31,231)	532,241

Reserve for slow moving or obsolete inventory

Year ended June 30:
2003	$458,045	$137,610		$(408,286)	$187,369

2002	$788,151	$234,976		$(565,082)	$458,045

2001	$736,926	$314,937		$(263,712)	$788,151

Allowance for Note Receivable

Year ended June 30:
2003	$100,000	$0		$(100,000)	$0

2002	$0	$100,000		$0	$100,000

2001	$0	$0		$0	$0

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