Form 10-Q
period 2003-12-31
AUTHENTIDATE HOLDING CORP
filed 2004-02-13
CIK 885074

Click Here for Index

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      DECEMBER 31, 2003

_____          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (518) 346-7799

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

Yes                No

      32,340,288 shares of Common Stock, par value $.001 per share, were outstanding at February 9, 2004.

AUTHENTIDATE HOLDING CORP.
FORM 10-Q
INDEX

Back to Index

PART I FINANCIAL INFORMATION
AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited except for the June 30, 2003 balance sheet)

ASSETS	December 31,	June 30,
	2003	2003

Current Assets:
Cash and cash equivalents	$7,757,986	$3,460,446
Restricted cash	1,099,635
Accounts receivable, net of allowance for doubtful accounts of $384,813 at December 31, 2003 and $460,740 at June 30, 2003	2,784,129	3,642,221
Due from related parties	5,176	2,279
Inventories:
Finished goods	105,526	129,986
Purchased components & raw material	64,818	63,115
Prepaid expenses and other current assets	22,666	69,248

Total current assets	11,839,936	7,367,295

Property and equipment, net	3,567,379	3,764,846

Other assets:
Software development costs, net	255,073	355,082
Goodwill	12,795,501	12,795,501
Patent costs, net	280,000	277,406
Other intangible assets	144,690	189,479
Deferred financing fees		268,935
Other assets	122,131	27,296

Total assets	$29,004,710	$25,045,840

See accompanying notes to the consolidated financial statements.

Back to Index

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited except for the June 30, 2003 balance sheet)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	December 31,	June 30,
	2003	2003

Current liabilities:
Accounts payable	$882,511	$1,436,943
Accrued expenses and other liabilities	2,697,290	2,125,111
Deferred revenue	1,431,525	647,599
Line of credit	228,925	877,863
Current portion of long-term debt	338,811	218,811
Current portion of obligations under capital leases	87,639	112,520
Income taxes payable	6,752	24,843

Total current liabilities	5,673,453	5,443,690
Convertible debentures		3,316,815
Long-term debt, net of current portion	1,330,134	1,331,129
Deferred grant		1,000,000
Obligations under capital leases, net of current portion	36,768	85,556

Total liabilities	7,040,355	11,177,190

Commitments and contingencies

Shareholders’ equity:
Preferred stock — $.10 par value, 5,000,000 shares authorized:
Series B — 28,000 shares issued and outstanding	2,800	2,800
Series C — no shares were outstanding at December 31, 2003 and 3,600 issued and outstanding at June 30, 2003		360
Common stock — $.001 par value; 40,000,000 shares authorized; shares issued and outstanding:
26,582,385 at December 31, 2003 and 20,388,174 at June 30, 2003	26,582	20,388
Additional paid-in capital	84,624,482	66,916,663
Accumulated deficit	(62,666,043)	(53,062,512)

	21,987,821	13,877,699
Currency translation adjustment	(23,466)	(9,049)

Total shareholders’ equity	21,964,355	13,868,650

Total liabilities and shareholders’ equity	$29,004,710	$25,045,840

See accompanying notes to the consolidated financial statements.

Back to Index

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the 3 months ended		For the 6 months ended
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

Net sales	$4,029,068	$5,920,575	$7,300,291	$11,385,151
Cost of goods sold	2,402,816	4,147,192	4,447,756	8,311,835

Gross profit	1,626,252	1,773,383	2,852,535	3,073,316
Selling, general and administrative expenses	3,246,924	3,079,117	5,943,997	5,995,955
Product development costs	500,487	584,080	1,080,027	1,164,665

Operating loss	(2,121,159)	(1,889,814)	(4,171,489)	(4,087,304)
Other income (expense):
Interest expense	(5,724,704)	(203,658)	(6,182,160)	(247,822)
Interest and other income	22,174	180,395	812,037	511,643
Equity in net loss of affiliated companies		(38,669)		(121,047)

Loss before income taxes	(7,823,689)	(1,951,746)	(9,541,612)	(3,944,530)
Income tax (expense)/benefit		(1,809)	17,904	(3,891)

Net loss	$(7,823,689)	$(1,953,555)	$(9,523,708)	$(3,948,421)

Per share amounts basic and diluted:
Net loss per common share	($0.32)	($0.10)	($0.43)	($0.20)

See accompanying notes to the consolidated financial statements.

Back to Index

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the 6 months ended
	December 31,	December 31,
	2003	2002

Cash flows from operating activities:
Net loss	($9,523,708)	($3,948,421)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	518,979	936,679
Amortization of discount on convertible debentures	5,396,813	111,278
Amortization of deferred financing costs	545,773
Provision for doubtful accounts	20,828	29,974
Equity in net loss of affiliates		121,047
Non-cash issuance of warrants for services	234,313	11,913
Non-cash interest paid in stock	117,245
NYS Grant income (note 17)	(732,000)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	834,367	895,500
Inventories	22,757	35,968
Prepaid expenses and other current assets	48,034	(205,757)
Restricted cash	(1,099,635)
Accounts payable and other current liabilities	(674,675)	(792,032)
Deferred revenue	1,431,525	263,702
Income taxes	(18,091)	3,918

Net cash provided by/(used in) operating activities	(2,877,475)	(2,536,231)

Cash flows from investing activities:
Property and equipment expenditures	(120,695)	(195,418)
Software development costs	(34,512)	(162,506)
Other intangible assets	(24,101)	(83,208)
Note receivable, repayment		350,000
Other long term assets	(94,835)	(12,872)
Investment in affiliates		(167,579)

Net cash used in investing activities	(274,143)	(271,583)

Cash flows from financing activities:
Proceeds issuance of debentures, net of expenses ($100,378)	2,369,622	3,700,000
Net proceeds from sale of common stock, net of expenses ($30,000)	470,000	1,946,953
Net payments under line of credit	(648,938)	(1,039,223)
Principal payments on long-term debt	(148,994)	(17,507)
Capital leases, net	(73,669)	(36,328)
Payment of registration costs	(24,693)	(69,805)
Exercise of warrants and options	5,695,178	150,778
Deferred financing costs	(137,300)	(262,000)
Payback of loan by Company officer		53,994
Preferred stock dividends	(35,000)	(35,000)
Other	(2,631)

Net cash provided by/(used in) financing activities	7,463,575	4,391,862

Effect of exchange rate changes on cash flow	(14,417)	(30,471)

Net increase/(decrease) in cash and cash equivalents	4,297,540	1,553,577
Cash and cash equivalents, beginning of year	3,460,446	2,269,353

Cash and cash equivalents, end of period	$7,757,986	$3,822,930

See accompanying notes to the consolidated financial statements.

Back to Index

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

2.      The results of operations for the six and three months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year.

3.      Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2003.

4.      The following represents the calculation of the basic and diluted loss per share amounts for the six and three months ended December 31, 2003 and 2002, respectively.

	December 31,
	Three Months Ended		Six Months Ended
	2003	2002	2003	2002

Net income/(loss)	($7,823,689)	($1,953,555)	($9,523,708)	($3,948,421)
Preferred stock dividends	(26,871)	(56,833)	(79,823)	(114,092)

Loss applicable to common shareholders	($7,850,560)	($2,010,388)	($9,603,531)	($4,062,513)
Weighted average shares	24,495,904	19,994,817	22,461,881	19,949,807
Basic and diluted loss per share	($.32)	($.10)	($.43)	($.20)

The impact of options, warrants and convertible notes was antidilutive to the calculation of basic and dilutive loss per share and were accordingly excluded from the calculation.

5.      The Company’s reportable segments are separate divisions and distinct businesses which are managed separately. Included in the Authentidate Related column are operations of Authentidate, Trac Med and AG which are all in the authentication software services business. DocStar is in the document imaging software business and DJS is in the systems integration business. DocStar sells through a national network of dealers (approximately 100 dealers) and anticipates the addition of several new dealers each quarter to expand into markets not currently served. DJS’s market is primarily in the Albany, New York region. Authentidate, Trac Med and AG sell their products and services on a global basis using a direct sales model. The Corporate Division’s expenses are non-operating expenses which include all public company related activities and apply to all of the Company’s operating divisions and therefore should be segregated. The Company’s segment information follows:

Back to Index

Segment Information for the six months ended:
Dec. 31, 2003:	DocStar	DJS	Authentidate Related	Totals

Net sales from external customers	$2,913,778	$3,790,918	$595,595	$7,300,291
Intersegment sales		56,924		56,924
Segment profit/(loss)	291,541	20,860	(2,511,190)	(2,198,789)
Segment assets	3,864,124	2,143,190	3,422,574	9,429,888

Dec. 31, 2002:
Net sales from external customers	$3,553,901	$7,204,532	$626,718	$11,385,151
Intersegment sales	9,875	39,283		49,158
Segment profit/(loss)	490,605	38,748	(2,575,429)	(2,046,076)
Segment assets	4,459,437	2,576,079	3,328,465	10,363,981

Reconciliation:	December 31, 2003	December 31, 2002

Total sales from segments	$7,357,215	$11,434,309
Elimination of intersegment sales	(56,924)	(49,158)

Total consolidated net sales	$7,300,291	$11,385,151

Total pre-tax loss of segments	($2,198,789)	($2,046,076)
Product development expenses	(1,080,027)	(1,164,665)
Corporate Division expenses	(6,269,469)	(731,564)
Elimination of intersegment profits	6,673	(2,225)

Loss before income taxes	($9,541,612)	($3,944,530)

Total assets of segments	$9,429,888	$10,363,981
Corporate assets	19,591,837	15,759,374
Elimination of intersegment assets	(17,015)	(17,620)

Consolidated assets	$29,004,710	$26,105,735

6.      In February 2004, the Company completed a private sale of its common stock to certain accredited investors pursuant to Section 4(2) of the Securities Act of 1933 (“the Securities Act”), as amended and Regulation D, promulgated thereunder. The Company sold a total of 5,360,370 common shares at a price of $13.75 per share and realized gross proceeds of $73,705,000. After expenses the Company realized approximately $69 Million. The shares of common stock issued are restricted securities and have not been registered under the Securities Act, or any state securities law, and unless so registered, may not be offered or sold in the United States absent a registration or applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Company will use the funds to strengthen its balance sheet, develop a back-up data center as well as for sales and general corporate purposes.

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

Back to Index

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

      On September 22, 2003, we completed the sale of 166,667 common shares for $500,000 to an additional accredited investor. In addition, we also issued warrants to purchase an aggregate of 50,000 shares of common stock to the investor in this transaction. The per share purchase price of the common stock and the per share exercise price of the warrants is $3.00. The investor also agreed to a twelve-month “lock-up” provision restricting the resale of the securities. We also issued warrants to purchase an aggregate of 10,000 shares of our common stock to a consultant for services rendered in connection with this transaction which are exercisable at $3.00 per share. The consultant also received a cash fee equal to 6% of the gross proceeds we received.

      Each of the foregoing transactions was a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof and/or Regulation D, promulgated thereunder.

      The Company recorded a debt discount related to the beneficial conversion feature of the debentures and the value of the warrants. The Company recorded a total of approximately $5.9 Million in debt discount for all three convertible debenture sales described above. This debt discount was to be amortized and charged to interest expense over the respective 36 month terms. In the event the investors converted the debentures prior to the end of respective 36 month terms then generally accepted accounting principles require the Company to expense the unamortized balance of the debt discount.

Back to Index

9.      In October 2003, the Company forced the conversion of the October 2002 debentures in the amount of $3,700,000 and the May/June 2003 debentures in the amount of $2,725,300. The Company issued 2,528,192 common shares to complete the conversion. In December 2003, the Company forced the conversion of the third and last set of convertible debentures in the amount of $2,470,000 and issued 823,333 common shares to complete the conversion. During the quarter ended December 31, 2003 the Company expensed the entire balance of unamortized debt discount and charged approximately $5.1 Million to interest expense. This brings the total write-off of debt discount for the six months ended December 31, 2003 to approximately $5.4 Million, all of which is a non cash interest charge.

      In addition, the Company expensed all unamortized deferred financing costs related to these three debenture issues during the six months ended December 31, 2003, in the amount of $546,000 as interest expense. The Company will save approximately $623,000 in interest payments annually as a result of these conversions.

10.      As described in our report on Form 10-K for the fiscal year ended June 30, 2003, we are involved in the following pending and threatened legal proceedings. We are the defendant in a third party complaint filed by Shore Venture Group, LLC in the Federal District Court for the Eastern District of Pennsylvania. The third party complaint was filed on May 7, 2001. Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleges a claim of breach of contract and seeks indemnification. A trial was held in October 2002 and we are awaiting the judge’s verdict. Management believes that the claim will not have a material adverse impact on our financial condition, results of operations or cash flows. We have also been advised of a claim by Shore Venture Group concerning additional shares of Common Stock of our subsidiary, Authentidate, Inc. This claim is not before the court in the third-party litigation previously discussed. We are conducting settlement negotiations with Shore Venture and believe that a settlement will not have a material adverse impact on our financial condition or cash flow. No formal action has been commenced in connection with this claim and the settlement negotiations are being held at this juncture in an effort to avoid resorting to litigation on this issue.

      We are engaged in no other litigation the effect of which would be anticipated to have a material adverse impact on our financial condition, results of operations or cash flows.

11.      Total comprehensive income/(loss) consist of:

	December 31,
	Three Months Ended		Six Months Ended
	2003	2002	2003	2002

Net loss	($7,823,689)	($1,953,555)	($9,523,708)	($3,948,421)
Currency translation adjustment	(46,917)	39,980	(14,417)	(30,471)

Total comprehensive loss	($7,870,606)	($1,913,575)	($9,538,125)	($3,978,892)

12.     Effective July 1, 2001, the Company adopted FAS 141 and FAS 142. FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. FAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. The changes in the carrying amount of goodwill for the six months ended December 31, 2003, are as follows:

	DJS	Authentidate	AG	Trac Med	Total

Balance June 30, 2003	$1,178,765	$3,987,571	$7,291,165	$338,000	$12,795,501
Changes in carrying amount of goodwill	—	—	—	—	—

Balance December 31, 2003	$1,178,765	$3,987,571	$7,291,165	$338,000	$12,795,501

      The Company retains a third party valuation firm to perform an annual valuation of goodwill as of June 30 each year. There have been no developments during the six months ended December 31, 2003, which would require an interim valuation of goodwill.

Back to Index

      Intangible asset amortization expense for the six months ended December 31, 2003 was $66,296. Below is a chart of intangible assets:

	June 30, 2003		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Patents	$321,085	$43,679	$335,677	$55,677
Other Intangible Assets:
Trademarks	138,578	22,583	133,086	26,564
Completed technologies	59,400	37,125	59,400	51,975
Accreditation	121,800	76,125	121,800	106,575
Licenses	15,101	9,567	30,102	14,584

Total	$655,964	$189,079	$680,065	$255,375

No significant residual value is estimated for these intangible assets. Patent, trademark and other amortization expense is expected to be immaterial the remainder of fiscal 2004 as well as 2005, 2006, 2007 and 2008.

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

In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities entered into after June 30, 2003. The Company’s adoption of FAS No. 149 did not have a material effect on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. In December 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. FIN 46 gives guidance that determines whether consolidation of a Variable Interest Entity is required. FIN 46 is effective for any Special Purpose Entity relationships after December 31, 2003 and all other entity relationships after March 31, 2004. The Company does not expect the adoption of FIN 46 to have a material effect on its financial statements.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”, which supercedes SAB 101, “Revenue Recognition in Financial Statements”. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. The Company’s adoption of SAB 104 did not have a material effect on its financial statements.

13.      Included in net sales and cost of goods sold are service sales of $622,000 and cost of service sales of $259,000 for the six months ended December 31, 2003.

14.      On October 30, 2002, the Company filed a Certificate of Amendment of the Certificate of Designations, Preferences and Rights and Number of Shares of Series B Preferred Stock with the Secretary of State of the State of Delaware. The Amendment provides that the conversion rate applicable to the outstanding shares of Series B Preferred Stock will be fixed at $1.40. Previously, the conversion rate was equal to the lower of $1.875 and the average of the closing bid and asked prices of our common stock for the immediately preceding ten consecutive trading days ending one day prior to the notice of conversion; provided, however, that the conversion rate would not be below

Back to Index

$0.875. Accordingly, the outstanding 28,000 shares of Series B Preferred Stock are presently convertible into an aggregate of 500,000 shares of the Company’s common stock. Prior to the amendment, the outstanding shares of Series B Preferred Stock were convertible into a maximum of 800,000 shares of the Company’s common stock. In consideration of obtaining the consent of the holder of the outstanding Series B Preferred Stock, the Company agreed to defer its ability to redeem those shares for a period of two years.

15.      In April 2003, the non executive Directors approved a plan to purchase all of the outstanding Series A Preferred Stock from the Company’s Chairman and Chief Executive Officer in exchange for loans owed to the Company by the Chairman and for cash. The Company’s Series A Preferred Stock provides the holder with the ability to elect a majority of the Company’s Board of Directors. The Company and its Chief Executive Officer agreed on a total purchase price for this transaction of $850,000 which represents a discount as compared to the appraised value of the shares of Series A Preferred Stock of $1.1 million which was determined by an independent nationally recognized appraisal and valuation firm. The Company’s Board ordered this valuation prior to agreeing upon the purchase price for the shares of Series A Preferred Stock. Of the purchase price paid, approximately $455,000 was credited against certain loans owed to the Company. Of the balance due to the Chief Executive Officer $70,000 was paid at closing and the balance is being paid in monthly installments of $15,000.

16.      The Company does not expense options granted under the Company’s option plans. The Company applies FAS No.123 to determine the compensation cost on a pro-forma basis for footnote disclosure. The pro-forma amounts in the table below were determined using the Black Scholes option-pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility, expected dividend payments and the risk-free interest rate over the expected life of the options.

	December 31,
	Three Months Ended		Six Months Ended
	2003	2002	2003	2002

Net Loss:
As reported	($7,823,689)	($1,953,555)	($9,523,708)	($3,948,421)
Deduct: total stock based employee compensation expense determined under fair value method	(771,840)	(755,110)	(1,334,886)	(1,463,303)

Proforma	($8,595,529)	($2,708,665)	($10,858,594)	($5,411,724)
Basic and diluted net loss per common share:
As reported	($.32)	($.10)	($.43)	($.20)
Proforma	($.35)	($.14)	($.48)	($.27)

17.      In June 1999, the Company completed construction of a new office and production facility in Schenectady, New York for approximately $2,300,000 which was financed with a $1,000,000 grant from the Empire State Development Corporation (ESDC) (an agency of New York state) and a mortgage loan from a local financial institution. The grant stipulates that the Company is obligated to achieve certain annual employment levels between January 1, 2002 and January 1, 2004 or some or all of the grant will have to be repaid. Although we have not achieved the agreed upon employment levels to date, we reached an agreement with the ESDC to restructure the grant terms relating to this covenant. We agreed to repay $268,000 of the grant amount at the rate of $10,000 per month, interest free, in consideration of the ESDC’s agreement to permanently reduce our employment level requirement to 99. This liability is included in long-term debt on the balance sheet. As a result of this arrangement, we recorded $732,000 as other income in the Corporate Division. We made our first $10,000 payment in October 2003. The Company had 99 qualifying employees on the January 2002 report to the ESDC. In the event our employment level falls below 99 at the next measurement date, we may be required to make an additional repayment in the future.

Back to Index

18.      Below is a summary of changes in Shareholders’ Equity for the six months ended December 31, 2003:

	Preferred	Common	Paid in	Accumulated	Translation	Total Shareholders’
	Stock	Stock	Capital	Deficit	Adjustment	Equity

Balance June 30, 2003	$3,160	$20,388	$66,916,663	($53,062,512)	($9,049)	$13,868,650
Exercise of options and warrants		1,893	5,693,284			5,695,177
Convert debt to common stock		3,352	8,891,949			8,895,301
Convert preferred stock to common stock	(360)	743	(383)			—
Private stock sale		167	499,833			500,000
Debenture interest paid in shares		39				39
Offering expenses			(268,856)			(268,856)
Warrants and options issued for services			234,313			234,313
Registration costs			(24,693)			(24,693)
Deferred Financing Costs and Debt Discount related to sale of Convertible Debentures in September 2003			2,565,167			2,565,167
Debenture interest paid in common stock			117,205			117,205
Currency translation adjustment					(14,417)	(14,417)
Preferred stock dividends				(79,823)		(79,823)
Net loss				(9,523,708)		(9,523,708)

Balance December 31, 2003	$2,800	$26,582	$84,624,482	($62,666,043)	($23,466)	$21,964,355

19.      We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2003, we were not aware of any obligations under such indemnification agreements that would require material payments.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2. Overview

      We are involved in the development of security software technology, document imaging software products and services and systems integration services and products. Our products include DocStar document imaging software products and services, the Authentidate authentication and security software products and services and system integration services and products through our DJS subsidiary. We also offer, through our Trac Medical Solutions subsidiary, the CareCert™ Internet-based medical forms processing service. Authentidate products are sold by Authentidate, Inc., Trac Medical Solutions, Inc., and Authentidate International, AG and this group of companies is referred to as the Authentidate Group. Revenues generated during the six months ended December 31, 2003 were primarily derived from our DocStar and DJS segments. Our Authentidate-related business generated $596,000 in revenues during the six months ended December 31, 2003.

Back to Index

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

      On July 31, 2002, we entered into a strategic alliance agreement with the United States Postal Service to serve as the preferred provider of the USPS Electronic Postmark® (EPM) service. Under the terms of the agreement, our subsidiary, AuthentiDate, Inc., provides the management, technology and support for the United States Postal Service’s EPM system. The USPS Electronic Postmark® provides evidence that the content of a document or file existed at a specific date and time and is intended to protect the integrity of the document or file by ensuring that it cannot be altered without detection. The EPM uses our patent pending technology offering highly sophisticated encryption methodology ensuring document authenticity and is intended to be able to be added to any application regardless of the computing platform or operating system. In order to facilitate this product launch, we entered into development and promotional agreements with Microsoft Corporation and an affiliate of Microsoft in order to create the necessary software interfaces to Microsoft Office®. We announced a general release of this product on October 21, 2003. Authentidate generates sales both from the sale of EPM’s and the sale of professional services.

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

Back to Index

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

Results of Operations The Three and Six Months Ended December 31, 2003 Compared to the Three and Six Months Ended December 31, 2002.

The Company realized a consolidated net loss of $7,824,000 ($.32 per share) and $9,524,000 ($.43 per share) for the three and six months ended December 31, 2003, respectively, compared to a consolidated net loss of $1,954,000 ($.10 per share ) and $3,948,000 ($.20 per share) for the three and six months ended December 31, 2002, respectively.

The consolidated net loss for the three months ended December 31, 2003 was negatively affected by the conversion of convertible debentures to common stock which is further described in footnote 9. The Company expensed $5.6 Million of deferred financing costs and debt discount during the quarter. For the six months ended December 31, 2003 the Company expensed a total of $5.9 Million of deferred financing costs and debt discount. The entire write-off of $5.9 Million is a non-cash expense. In addition to these expenses which increased the Company’s losses in the quarterly and year to date statement of operations, the Authentidate Group also incurred a segment loss (see footnote 5) of $2.5 Million for the six months ended December 31, 2003 compared to $2.6 Million last year. The Authentidate Group realized a segment loss of $1.4 Million for the three months ended December 31, 2003 compared to $1.2 Million for the same period last year.

The DocStar Segment realized a segment profit of $292,000 and $312,000 for the six and three months ended December 31, 2003, respectively, compared to $491,000 and $394,000 for the same periods last year. The DJS Segment realized a segment profit of $21,000 and $30,000 for the six months and three months ended December 31, 2003, respectively, compared $39,000 and ($3,000) for the same periods last year.

Consolidated sales were $4,029,000 and $7,300,000 for the three months and six months ended December 31, 2003, respectively. This compares to consolidated sales of $5,921,000 and $11,385,000 for the three and six months ended December 31, 2002, respectively. This decrease versus the prior year is a result of a decline in low margin direct hardware sales by DJS. Although, DJS sales declined by $3.4 Million during the six months ended December 31, 2003 compared to the prior year, segment income only declined by approximately $18,000 because the sales decline was on low margin computer hardware and also because DJS reduced overhead costs substantially to compensate for the reduction in computer hardware sales. Sales in the Authentidate Segment decreased by $31,000 during the six months ended December 31, 2003 compared to the prior year. DocStar sales declined by approximately $640,000 during the six months ended December 31, 2003 compared to the prior year due to what we believe was delayed buying decisions by end user customers to invest in new technologies until the overall economy improves.

Consolidated gross profit for the three and six months ended December 31, 2003 was $1,626,000 and $2,853,000, respectively, compared to $1,773,000 and $3,073,000 for the three and six months ended December 31, 2002. The consolidated gross profit margin was 40.4% and 39.1% for the three and six months ended December 31, 2003 compared to 30.0% and 27.0% for the same periods last year. Gross profit margin is defined as gross profit as a percentage of net sales. The increase in margins is due to a reduction in low margin hardware sales by DJS this year compared to last year.

Back to Index

Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $3,247,000 and $5,944,000 for the three and six months ended December 31, 2003, respectively, compared to $3,079,000 and $5,996,000 for the same periods last year. This increase for the three months is due to the Authentidate Segment which spent $233,000 more this year compared to last year mainly due to increased S,G&A costs.

As a percentage of net sales, S,G&A costs were 80.6% and 81.4% for the three months and six months ended December 31, 2003, respectively, compared to 52.0% and 52.7% for the same periods last year.

Interest expense was $5,725,000 and $6,182,000 for the three and six months ended December 31, 2003, respectively, compared to $204,000 and $248,000 last year. The increase is due to interest expense on convertible debentures, most of which, $5.9 Million is non-cash interest expense on a year to date basis. For the three months ended December 31, 2003 the Company recorded $5.6 Million in non-cash interest due to the amortization of debt discount on the convertible debentures and deferred financing costs.

Product development expenses, excluding capitalized costs, primarily relate to software development for the Authentidate Segment. These costs were substantially the same compared to the prior year. The Company has a policy of capitalizing qualified software development costs after technical feasibility has been established and amortizing those costs over three years as cost of goods sold. The amortization expense of software development costs amounted to $54,000 and $135,000 during the three and six months ended December 31, 2003.

Following is certain Segment Information:

Segment Information for the six months ended:
Dec. 31, 2003:	DocStar	DJS	Authentidate Related	Totals

Net sales from external customers	$2,913,778	$3,790,918	$595,595	$7,300,291
Intersegment sales		56,924		56,924
Segment profit/(loss)	291,541	20,860	(2,511,190)	(2,198,789)
Segment assets	3,864,124	2,143,190	3,422,574	9,429,888

Dec. 31, 2002:
Net sales from external customers	$3,553,901	$7,204,532	$626,718	$11,385,151
Intersegment sales	9,875	39,283		49,158
Segment profit/(loss)	490,605	38,748	(2,575,429)	(2,046,076)
Segment assets	4,459,437	2,576,079	3,328,465	10,363,981

Reconciliation:	December 31, 2003	December 31, 2002

Total sales from segments	$7,357,215	$11,434,309
Elimination of intersegment sales	(56,924)	(49,158)

Total consolidated net sales	$7,300,291	$11,385,151

Total pre-tax loss of segments	($2,198,789)	($2,046,076)
Product development expenses	(1,080,027)	(1,164,665)
Corporate Division expenses	(6,269,469)	(731,564)
Elimination of intersegment profits	6,673	(2,225)

Loss before income taxes	($9,541,612)	($3,944,530)

Total assets of segments	$9,429,888	$10,363,981
Corporate assets	19,591,837	15,759,374
Elimination of intersegment assets	(17,015)	(17,620)

Consolidated assets	$29,004,710	$26,105,735

Liquidity and Capital Resources Overview

The Company’s primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of long-term debt at December 31, 2003 totaled $1,669,000 most of which ($1,263,000) relates to a mortgage loan on the Company’s principal office located in Schenectady, NY. The balance relates to two insignificant notes payable.

Back to Index

The Company’s DJS subsidiary has a $2.5 Million revolving line of credit with a financial institution collateralized by all assets of DJS and guaranteed by the Company. The agreement restricts DJS from making cash advances to the parent Company, AHC, without obtaining a waiver from the financial institution. The interest rate is prime plus 1.75% with a minimum rate of 7%. DJS may borrow on this line based on a formula of qualified accounts receivable and inventory. The outstanding balance on this line of credit is $229,000 at December 31, 2003. Subsequent to the fiscal quarter covered by this report, this line of credit was recently increased to $3.75 Million on a temporary basis by the financial institution to accommodate the needs of DJS.

Property, plant and equipment expenditures totaled $121,000 and capitalized software development expenditures totaled $35,000 for the six months ended December 31, 2003, respectively. There are no significant purchase commitments outstanding.

In June 1999, the Company completed construction of a new office and production facility in Schenectady, New York for approximately $2,300,000 which was financed with a $1,000,000 grant from the Empire State Development Corporation (ESDC) (an agency of New York state) and a mortgage loan from a local financial institution. The grant stipulates that the Company is obligated to achieve certain annual employment levels between January 1, 2002 and January 1, 2004 or some or all of the grant will have to be repaid. Although we have not achieved the agreed upon employment levels to date, in 2003, we entered into an agreement with the ESDC to restructure the grant terms relating to this covenant. We agreed to repay $268,000 of the grant amount at the rate of $10,000 per month, interest free, in consideration of the ESDC’s agreement to permanently reduce our employment level requirement to 99. As a result of this arrangement, we recorded $732,000 as other income in the Corporate Division. The Company had 99 qualifying employees on the January 2002 report to the ESDC. In the event our employment level falls below 99 at the next measurement date, we may be required to make an additional repayment in the future.

Cash Flows

The Company’s unrestricted cash balance at December 31, 2003 was $7,758,000 and total assets were $29,005,000. The unrestricted cash balance at June 30, 2003 was $3,460,000. The Company used $2,877,000 of cash in operating activities during the six months ended December 31, 2003. This compares to cash used in operating activities of $2,536,000 for the same period last year. Total cash flow provided by all activities was $4,298,000 and $1,554,000 for the six months ended December 31, 2003 and 2002, respectively. This increase in cash during the six months ended December 31, 2003 is mainly due to the sale of convertible debentures of $2.4 Million and the exercise of common stock options and warrants of $5.7 Million. The increase during the six months ended December 31, 2002 is mainly due to the sale of convertible debentures of $3.7 Million and the private sale of common stock of $1.9 Million.

To date the Company has been largely dependent on its ability to sell additional shares of its common stock or other securities to obtain financing to fund its operating deficits. Under its current operating plan to introduce the new Authentidate technology, the Company’s ability to improve operating cash flow has been highly dependent on the market acceptance of its products and the Company’s ability to reduce overhead costs. As discussed below, the Company’s completion of the financing subsequent to the close of the fiscal period covered in this report should assist the Company in satisfying its current working capital and capital expenditure requirements in the event it is unable to rapidly achieve market acceptance of its products.

Financing Activities

In order to address our working capital needs, on September 12, 2003, we completed the sale of $2,470,000 of our securities to certain accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder. We received net proceeds of approximately $2,300,000, after paying all fees and expenses. We have been applying these proceeds to working capital and general corporate purposes. In the transaction, we sold $2,470,000 of convertible debentures to the investors and warrants to purchase an aggregate of 247,000 shares of common stock. The debentures are convertible into shares of our common stock at an initial conversion price of $3.00 per share and the warrants are exercisable into shares of common stock at an initial price of $3.00 per share.

Back to Index

      The other terms and conditions of the debentures and warrants are the same as set forth in the debentures and warrants issued in the first tranche of this transaction in October 2002. As discussed below, the convertible debentures issued in this transaction were converted into shares of common stock during the fiscal quarter ended December 31, 2003.

      We also issued warrants to purchase an aggregate of 49,400 shares of common stock to certain consultants for services rendered in connection with this transaction which are exercisable at $3.00 per share. The consultants also received a cash fee equal to 6% of the gross proceeds we received.

      Further, on September 22, 2003, we completed the sale of 166,667 shares of common stock to an additional accredited investor pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder for $500,000. We have been applying these proceeds to working capital and general corporate purposes. In addition, we also issued warrants to purchase an aggregate of 50,000 shares of common stock to the investor in this transaction. The per share purchase price of the common stock and the per share exercise price of the warrants is $3.00. The investor also agreed to a twelve-month “lock- up” provision restricting the resale of the securities. We also issued warrants to purchase an aggregate of 10,000 shares of our common stock to a consultant for services rendered in connection with this transaction which are exercisable at $3.00 per share. The consultants also received a cash fee equal to 6% of the gross proceeds we received.

      The securities sold in each of the foregoing transactions are restricted securities under the terms of Regulation D and may not be transferred or resold for a period of one year, except pursuant to registration under the Securities Act or an exemption thereunder. We filed a registration statement with the Securities and Exchange Commission to register the shares of common stock issued and issuable to the investors in both transactions, which was declared effective by the Commission during the period covered by this report.

      In February 2004, the Company completed a private offerings of its common stock to certain accredited investors pursuant to Section 4(2) of the Securities Act of 1933 (“the Securities Act”), as amended and Regulation D, promulgated thereunder. The Company sold a total of 5,360,370 common shares at a price of $13.75 per share and realized gross proceeds of $73,705,000. After expenses the Company realized approximately $69 Million. The shares of common stock issued are restricted securities and have not been registered under the Securities Act, or any state securities law, and unless so registered, may not be offered or sold in the United States absent a registration or applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Company will use the funds to strengthen its balance sheet, develop a back-up data center as well as for sales and general corporate purposes. The Company agreed to file a registration statement with the Commission to cover the resales by the investors of shares issued in these transactions.

Contractual Commitments

      Following is a summary of the contractual commitments associated with our debt and lease obligations, as well as our purchase commitments as of December 31, 2003:

	Long-term debt	Operating leases	Capital leases

For fiscal year ending June 30,
2004	$169,816	$306,358	$46,982
2005	250,381	592,137	75,724
2006	93,754	490,453	15,229
2007	49,674	146,218	4,969
2008	53,931
Thereafter	1,051,389

(1)	There are no significant purchase commitments.

Off-Balance Sheet Arrangements

      We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual

Back to Index

property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2003, we were not aware of any obligations under such indemnification agreements that would require material payments.

Present Accounting Standards Not Yet Adopted and Newly Adopted Standards

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

In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities entered into after June 30, 2003. The Company’s adoption of FAS No. 149 did not have a material effect on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. In December 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. FIN 46 gives guidance that determines whether consolidation of a Variable Interest Entity is required. FIN 46 is effective for any Special Purpose Entity relationships after December 31, 2003 and all other entity relationships after March 31, 2004. The Company does not expect the adoption of FIN 46 to have a material effect on its financial statements.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”, which supercedes SAB 101, “Revenue Recognition in Financial Statements”. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. The Company’s adoption of SAB 104 did not have a material effect on its financial statements.

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

Back to Index

Part II	Other Information

Item 1.	Legal Proceedings:

      As described in our report on Form 10-K for the fiscal year ended June 30, 2003, we are involved in the following pending and threatened legal proceedings.

      We are the defendant in a third party complaint filed by Shore Venture Group, LLC in the Federal District Court for the Eastern District of Pennsylvania. The third party complaint was filed on May 7, 2001. Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleges a claim of breach of contract and seeks indemnification. There was a trial in October 2002 and we continue to await the judge’s decision. Management believes that the claim will not have a material adverse impact on our financial condition, results of operations or cash flow.

      We have also been advised of a claim by Shore Venture Group concerning additional shares of Common Stock of our subsidiary, Authentidate, Inc. This claim is not before the court in the third-party litigation previously discussed. We are conducting settlement negotiations with Shore Venture and believe that a settlement will not have a material adverse impact on our financial condition or cash flow. No formal action has been commenced in connection with this claim and the settlement negotiations are being held at this juncture in an effort to avoid resorting to litigation on this issue.

      We are engaged in no other litigation the effect of which would be anticipated to have a material adverse impact on our financial condition, results of operations or cash flows.

Item 2.	Changes in Securities

      During the quarter ending December 31, 2003, we completed the conversion of all convertible debt with a principal balance of $8,895,000 of convertible debentures to convert such securities into an aggregate of 3,351,525 shares of common stock.

      During the period covered by this report, we issued warrants to purchase 20,000 shares of common stock to a consultant we retained as partial compensation for such services, pursuant to a consulting agreement entered into with such person. The warrants issued to this consultant are exercisable for a three year period at a per share price of $4.48.

Item 3	Defaults Upon Senior Securities:

None

Item 4	Submission of Matters to a Vote of Securities Holders:

None

Item 5	Other Information:

      During the fiscal quarter ended December 31, 2003, we announced that we exercised our right to require the holders of an aggregate amount of $8,895,000 of convertible debentures to convert the entire outstanding principal amount of their debentures into shares of our common stock. The conversion of these debentures resulted in the issuance of an aggregate amount of 3,351,525 shares of our common stock to the holders of the debentures. The specific debentures subject to this conversion requirement were an aggregate principal amount of $3,700,000 of convertible debentures issued in October 2002 and an aggregate principal amount of $2,725,300 of convertible debentures issued in May 2003 and an aggregate principal amount of $2,470,000 of convertible debentures issued in September 2003.

      Subsequent to the end of the period covered by this Quarterly Report on Form 10-Q, our subsidiary, Trac Medical Solutions, Inc. entered into related agreements with an affiliate of the American Association for Homecare and bConnected Software, Inc. regarding the development and marketing of an enhanced version of Trac Medical’s CareCert™ electronic healthcare forms processing solution. The agreements, effective as of the 12th day of February 2004, provide that (a) the American Association for Homecare license to Trac Medical its logos and trademarks in connection with Trac Medical’s marketing efforts; (b) Trac Medical will develop and commercialize an enterprise edition of its CareCert solution; and (c) bConnected will develop the enterprise version of CareCert for Trac Medical. The parties agreed upon revenue sharing arrangements with respect to certain of the revenues to be derived from usage of the enterprise version of CareCert.

Item 6	Exhibits and Reports on Form 8-K:

(a)	Exhibits

The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant 17 C.F.R. § 230.411, are incorporated by reference to the document referenced in brackets following the description of such exhibits.

*31.1	Certificate of Chief Executive Officer

*31.2	Certificate of Chief Financial Officer

*32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the quarter ended December 31, 2003 we filed the following reports on Form 8-K:

Back to Index

Date of Report	Item(s)	Description

October 2, 2003	5, 7	Announcement of conversion of debentures.
November 13, 2003	7, 12	Announcement of quarterly financial information and including related press release.
November 17, 2003	5, 7	Announcement of hiring of Chief Operating Officer.
December 17, 2003	5, 7	Announcement of conversion of debentures.
December 23, 2003	5, 7	Announcement of appointment of new members of Board of Directors.

SAFE HARBOR STATEMENT
          Certain statements in this Form 10-Q, including information set forth under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). The Company desires to avail itself of certain “safe harbor” provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company’s stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of the DocStar, Authentidate and related product lines, competition, pricing, technological changes, technological implementation of the Authentidate business plan, the immediate need of capital and other risks as discussed in the Company’s filings with the Securities and Exchange Commission, in particular its Annual Report on Form 10-K for the year ended June 30, 2003, the Registration Statements on Form S-3 declared effective on July 8, 2002, December 9, 2002 and December 11, 2002, July 30, 2003 and November 20, 2003 all of which risk factors could adversely affect the Company’s business and the accuracy of the forward-looking statements contained herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

Date: February 13, 2004	/s/ John T. Botti
JOHN T. BOTTI
PRESIDENT & CHIEF EXECUTIVE OFFICER

/s/ Dennis H. Bunt
DENNIS H. BUNT
CHIEF FINANCIAL OFFICER