Form 10-Q
period 2004-03-31
AUTHENTIDATE HOLDING CORP
filed 2004-05-10
CIK 885074

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File No. 0-20190

AUTHENTIDATE HOLDING CORP.

Exact name of small business issuer as specified in its charter)

Delaware	14-1673067

(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

2165 Technology Dr., Schenectady, NY,	12308

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code :       (518) 346-7799

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

Yes    No

32,859,914 shares of Common Stock, par value $.001 per share, were outstanding at May 6, 2004.

AUTHENTIDATE HOLDING CORP.
FORM 10-Q
INDEX

Back to Index

PART I FINANCIAL INFORMATION
AUTHENTIDATE HOLDING CORP. AND  SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited except for the June 30, 2003 balance sheet)

ASSETS	March 31, 2004	June 30, 2003

Current Assets:
Cash and cash equivalents	$75,369,779	$3,460,446
Accounts receivable, net of allowance for doubtful accounts of $390,647 at March 31, 2004 and $460,740 at June 30, 2003	5,779,030	3,642,221
Due from related parties	454	2,279
Inventories:
Finished goods	82,449	129,986
Purchased components & raw material	66,244	63,115
Prepaid expenses and other current assets	49,583	69,248

Total current assets	81,347,539	7,367,295

Property and equipment, net	3,411,817	3,764,846

Other assets:
Software development costs, net	299,820	355,082
Goodwill	12,795,501	12,795,501
Patent costs, net	304,015	277,406
Other intangible assets, net	461,941	189,479
Deferred financing fees		268,935
Other assets	235,940	27,296

Total assets	$98,856,573	$25,045,840

See accompanying notes to the consolidated financial statements.

Back to Index

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (unaudited except for the June 30, 2003 balance sheet)

LIABILITIES AND SHAREHOLDERS’ EQUITY	March 31, 2004	June 30, 2003

Current liabilities:
Accounts payable	$1,105,204	$1,436,943
Accrued expenses and other liabilities	2,016,696	2,125,111
Deferred revenue	2,200,941	647,599
Line of credit	1,584,448	877,863
Current portion of long-term debt	253,239	218,811
Current portion of obligations under capital leases	82,022	112,520
Income taxes payable	6,724	24,843

Total current liabilities	7,249,274	5,443,690
Convertible debentures		3,316,815
Long-term debt, net of current portion	78,000	1,331,129
Deferred grant		1,000,000
Obligations under capital leases, net of current portion	49,382	85,556

Total liabilities	7,376,656	11,177,190

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.10 par value, 5,000,000 shares authorized:
Series B - 28,000 shares issued and outstanding	2,800	2,800
Series C - no shares were outstanding at		360
December 31, 2003 and 3,600 issued
and outstanding at June 30, 2003
Common stock - $.001 par value; 40,000,000
shares authorized; shares issued and outstanding:
32,720,995 at March 31, 2004 and
20,388,174 at June 30, 2003	32,721	20,388
Additional paid-in capital	156,719,685	66,916,663
Accumulated deficit	(65,248,888)	(53,062,512)

	91,506,318	13,877,699
Currency translation adjustment	(26,401)	(9,049)

Total shareholders’ equity	91,479,917	13,868,650

Total liabilities and shareholders’ equity	$98,856,573	$25,045,840

See accompanying notes to the consolidated financial statements.

Back to Index

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the 3 months ended		For the 9 months ended

	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003

Net sales	$6,790,398	$8,105,870	$14,090,689	$19,491,021

Cost of goods sold	5,095,363	6,652,697	9,543,119	14,964,532

Gross profit	1,695,035	1,453,173	4,547,570	4,526,489

Selling, general and
administrative expenses	3,783,166	3,027,959	9,727,163	9,023,914
Product development costs	679,027	731,346	1,759,054	1,896,011

Operating loss	(2,767,158)	(2,306,132)	(6,938,647)	(6,393,436)

Other income (expense):
Interest expense	(42,134)	(339,912)	(6,224,294)	(587,734)
Interest and other income	244,358	31,178	1,056,395	542,821
Equity in net loss of affiliated companies		(393,380)		(514,427)

Loss before income taxes	(2,564,934)	(3,008,246)	(12,106,546)	(6,952,776)

Income tax (expense)/benefit	(411)	(1,512)	17,493	(5,403)

Net loss	$(2,565,345)	$(3,009,758)	$(12,089,053)	$(6,958,179)

Per share amounts basic and
diluted:
Net loss per common share	($0.09)	($0.15)	($0.49)	($0.36)

See accompanying notes to the consolidated financial statements

Back to Index

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the 9 months ended

	March 31,	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	($12,089,053)	($6,958,179)
Adjustments to reconcile net loss to
net cash provided by/(used in) operating activities:
Depreciation and amortization	895,736	1,398,077
Amortization of discount on convertible debentures	5,396,813	278,195
Amortization of deferred financing costs	545,773
Provision for doubtful accounts	30,731	42,930
Equity in net loss of affiliates		514,427
Non-cash issuance of warrants and options for services	622,393	164,483
Non-cash interest paid in stock	117,245	66,394
NYS Grant income (note 17)	(732,000)
Other non-cash expenses	12,500	27,823
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(2,165,716)	(931,058)
Inventories	44,408	51,947
Prepaid expenses and other current assets	19,766	(201,147)
Accounts payable and other current liabilities	(467,477)	(203,907)
Deferred revenue	1,553,342	466,194
Income taxes	(18,119)	5,477

Net cash provided by/(used in) operating activities	(6,233,658)	(5,278,344)

Cash flows from investing activities:
Property and equipment expenditures	(124,787)	(331,328)
Software development costs	(170,122)	(225,239)
Other intangible assets	(491,607)	(86,940)
Note receivable, repayment		350,000
Other long term assets	(208,644)	(82,403)
Investment in affiliates		(220,000)

Net cash used in investing activities	(995,160)	(595,910)

Cash flows from financing activities:
Proceeds - sale of common stock, net of expenses ($308,706)	69,561,882	1,955,035
Proceeds issuance of debentures, net of expenses ($100,378)	2,369,622	3,566,798
Net borrowings under line of credit	706,585	(15,826)
Principal payments on long-term debt	(1,486,700)	(26,533)
Capital leases, net	(66,672)	43,842
Payment of registration costs	(57,717)	(63,419)
Exercise of warrants and options	8,334,321	199,293
Deferred financing costs	(137,300)	(142,000)
Payback of loan by Company officer		59,033
Preferred stock dividends	(70,000)	(35,000)
Other	1,482

Net cash provided by/(used in) financing activities	79,155,503	5,541,223

Effect of exchange rate changes on cash flow	(17,352)	(45,448)

Net increase/(decrease) in cash and cash equivalents	71,909,333	(378,479)
Cash and cash equivalents, beginning of year	3,460,446	2,269,353

Cash and cash equivalents, end of period	$75,369,779	$1,890,874

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

2.      The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

4.      The following represents the calculation of the basic and diluted loss per share amounts for the three and nine months ended March 31, 2004 and 2003, respectively.

		March 31,

	Three Months Ended		Nine Months Ended

	2004	2003	2004	2003

Net income/(loss)	($2,565,345)	($3,009,758)	($12,089,053)	($6,958,179)
Preferred stock dividends	(17,500)	(55,999)	(97,323)	(170,091)

Loss applicable to common shareholders	($2,582,845)	($3,065,757)	($12,186,376)	($7,128,270)
Weighted average shares	30,283,325	20,102,062	25,051,355	20,006,547
Basic and diluted loss per share	($.09)	($.15)	($.49)	($.36)

The impact of options, warrants and convertible securities have been excluded from the above calculations because they are antidilutive. Below is a summary of options, warrants and convertible securities as of March 31, 2004:
	March 31,
	Three and Nine Months Ended

	2004	2003

Options	4,677,648	5,118,301
Warrants	2,298,582	3,550,696
Convertible notes	–	1,480,000
Convertible preferred shares	500,000	1,294,634

Total	7,476,230	11,443,631

5.      The Company’s reportable segments are separate divisions and distinct businesses which are managed separately. Included in the Authentidate Segment column are operations of Authentidate, Trac Med and AG which are all in the authentication software services business. DocStar is in the document imaging software business and DJS is in the systems integration business. DocStar sells through a national network of dealers (approximately 100 dealers) and anticipates the addition of several new dealers each quarter to expand into markets not currently served and also anticipates the deletion of a couple of non-performing dealers each quarter. DJS’s market is primarily in the Albany, New York region. Authentidate, Trac Med and AG sell their products and services on a global basis using a direct sales model. The Corporate Division’s expenses are non-operating expenses which include all public company related activities and apply to all of the Company’s operating divisions and therefore should be segregated. The Company’s segment information follows:

Back to Index

Segment Information for the nine months ended:	DocStar	DJS	Authentidate Segment	Totals
March 31, 2004:
Net sales from external customers	$4,311,759	$8,767,234	$1,011,696	$14,090,689
Intersegment sales		62,699	114	62,813
Segment profit/(loss)	387,613	157,416	(3,970,212)	(3,425,183)
Segment assets	3,911,906	4,222,877	3,092,256	11,227,039

March 31, 2003:
Net sales from external customers	$4,854,526	$13,524,741	$1,111,754	$19,491,021
Intersegment sales	13,770	45,649		59,419
Segment profit/(loss)	459,901	135,639	(4,137,462)	(3,541,922)
Segment assets	4,098,749	4,276,346	3,122,847	11,497,942

Reconciliation:		March 31, 2004	March 31, 2003

Total sales from segments		$14,153,502	$19,550,440
Elimination of intersegment sales		(62,813)	(59,419)

Total consolidated net sales		$14,090,689	$19,491,021

Total pre-tax loss of segments		($ 3,425,183)	($ 3,541,922)
Product development expenses		(1,759,054)	(1,896,011)
Corporate Division expenses		(6,928,982)	(1,506,437)
Elimination of intersegment profits		6,673	(8,406)

Loss before income taxes		($12,106,546)	($ 6,952,776)

Total assets of segments		$11,227,039	$11,497,942
Corporate assets		87,646,549	14,364,078
Elimination of intersegment assets		(17,015)	(23,801)

Consolidated assets		$98,856,573	$25,838,219

6.      In February 2004, the Company completed a private sale of its common stock to certain accredited investors pursuant to Section 4(2) of the Securities Act of 1933 (“the Securities Act”), as amended and Regulation D, promulgated thereunder. The Company sold a total of 5,360,370 common shares at a price of $13.75 per share and realized gross proceeds of $73,705,000. After payment of offering expenses and broker commissions the Company realized $69,562,000 in net proceeds. The shares of common stock issued are restricted securities and have not been registered under the Securities Act, or any state securities law, and unless so registered, may not be offered or sold in the United States absent a registration or applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Company will use the funds to strengthen its balance sheet, develop a back-up data center for Authentidate Inc. as well as for sales and marketing activities and general corporate purposes.

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

Back to Index

In addition, the conversion price of the debentures and the exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock split, combination of shares or recapitalization. The Company had an option, but not a requirement, to sell another $2,470,000 of convertible debentures to the same investors provided the Company’s common stock maintains a trading price at or above $3.00 per share for the 15 trading days preceding an election to sell additional debentures. In September 2003, the Company exercised this option and issued $2,470,000 convertible debentures with an initial conversion price of $3.00 per share. The Company also issued 247,000 common stock purchase warrants in connection with these debentures. The warrants have an initial exercise price of $3.00 per share.

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

We have also been advised of a claim by Shore Venture Group concerning additional shares of Common Stock of our subsidiary, Authentidate, Inc. This claim is not before the court in the third-party litigation previously discussed. We are conducting settlement negotiations with Shore Venture and believe that a settlement will not have a material adverse impact on our financial condition, results of operations or cash flow. No formal action has been commenced in connection with this claim and the settlement negotiations are being held at this juncture in an effort to avoid resorting to litigation on this issue. Although the we will continue to attempt to settle this claim without resorting to litigation, our management believes that litigation is possible.

We are engaged in no other litigation the effect of which would be anticipated to have a material adverse impact on our financial condition, results of operations or cash flows.

11.    Total comprehensive income/(loss) consist of:

		March 31,

	Three Months Ended		Nine Months Ended

	2004	2003	2004	2003

Net loss	($2,565,345)	($3,009,758)	($12,089,053)	($6,958,179)
Currency translation adjustment	(2,935)	(14,977)	(17,352)	(45,448)

Total comprehensive loss	($2,568,280)	($3,024,735)	($12,106,405)	($7,003,627)

12.      Effective July 1, 2001, the Company adopted FAS 141 and FAS 142. FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. FAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. The changes in the carrying amount of goodwill for the nine months ended March 31, 2004, are as follows:

	DJS	Authentidate	AG	Trac Med	Total

Balance June 30, 2003	$1,178,765	$3,987,571	$7,291,165	$338,000	$12,795,501
Changes in carrying amount of goodwill	—	—	—	—	—

Balance March 31, 2004	$1,178,765	$3,987,571	$7,291,165	$338,000	$12,795,501

The Company retains a third party valuation firm to perform an annual valuation of goodwill as of June 30 each year. There have been no developments during the nine months ended March 31, 2004, which would require an interim valuation of goodwill.

Back to Index

Intangible asset amortization expense for the nine months ended March 31, 2004 was $192,536. Below is a chart of intangible assets:

	June 30, 2003		March 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$321,085	$43,679	$365,782	$61,767
Other Intangible Assets:
Trademarks	138,578	22,583	133,086	28,633
Completed technologies	59,400	37,125	59,400	59,400
Accreditation	121,800	76,125	121,800	121,800
Licenses	15,101	9,567	476,482	118,994

Total	$655,964	$189,079	$1,156,550	$390,594

No significant residual value is estimated for these intangible assets. Patent, trademark and other intangible asset amortization expense is expected to be approximately the same amount in 2005, 2006, 2007 and 2008, as expected in 2004.

13.      Included in net sales and cost of goods sold are service sales of $958,000 and $336,000 for the nine and three months ended March 31, 2004, respectively and cost of service sales of $385,000 and $126,000 for the nine and three months ended March 31, 2004, respectively. This compares to service sales of $1,163,000 and $370,000 for the nine and three months ended March 31, 2003, respectively and cost of service sales of $461,000 and $153,000 for the nine and three months ended March 31, 2003, respectively.

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

Back to Index

		March 31,

	Three Months Ended		Nine Months Ended

	2004	2003	2004	2003

Net Loss:
As reported	($2,565,345)	($3,009,758)	($12,089,053)	($6,958,179)
Deduct: total stock based employee
compensation expense determined
under fair value method	(1,047,545)	(873,506)	(2,382,431)	(2,336,809)

Proforma	($3,612,890)	($3,883,264)	($14,471,484)	($9,294,988)
Basic and diluted net loss per common share:
As reported	($.09)	($.15)	($.49)	($.36)
Proforma	($.12)	($.20)	($.58)	($.47)

17.      In June 1999, the Company completed construction of a new office and production facility in Schenectady, New York for approximately $2,300,000 which was financed with a $1,000,000 grant from the Empire State Development Corporation (ESDC) (an agency of New York state) and a mortgage loan from a local financial institution. The grant stipulates that the Company is obligated to achieve certain annual employment levels between January 1, 2002 and January 1, 2004 or some or all of the grant will have to be repaid. Although we have not achieved the agreed upon employment levels to date, we reached an agreement with the ESDC to restructure the grant terms relating to this covenant. We agreed to repay $268,000 of the grant amount at the rate of $10,000 per month, interest free, in consideration of the ESDC’s agreement to permanently reduce our employment level requirement to 99. At March 31, 2004 the amount due ESDC was $198,000 and is included in debt on the balance sheet. As a result of this arrangement, we recorded $732,000 as other income in the Corporate Division.

18.      Below is a summary of changes in Shareholders’ Equity for the nine months ended March 31, 2004:

	Preferred Stock	Common Stock	Paid in Capital	Accumulated Deficit	Translation Adjustment	Total Shareholders' Equity

Balance
June 30, 2003	$3,160	$20,388	$66,916,663	($53,062,512)	($9,049)	$13,868,650
Exercise of options
and warrants		2,669	8,331,652			8,334,321
Convert debt to common
stock		3,352	8,891,949			8,895,301
Convert preferred stock
to common stock	(360)	743	(383)			—
Private stock sale		5,527	69,865,061			69,870,588
Debenture interest
paid in shares		40				40
Offering expenses			(544,803)			(544,803)
Warrants and options
issued for services			622,393			622,393
Registration costs			(57,717)			(57,717)
Deferred Financing Costs
and Debt Discount related
to sale of Convertible
Debentures in September 2003			2,565,167			2,565,167
Debenture interest paid
In common stock			117,205			117,205
Currency translation adj.					(17,352)	(17,352)
Preferred stock dividends				(97,323)		(97,323)
Restricted share as compensation		2	12,498			12,500
Net loss				(12,089,053)		(12,089,053)

Balance Mar. 31, 2004	$2,800	$32,721	$156,719,685	($65,248,888)	($26,401)	$91,479,917

Back to Index

19.      We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2004, we were not aware of any obligations under such indemnification agreements that would require material payments.

Management’s Discussion and Analysis of
Item 2.	Financial Condition and Results of Operations
Overview

We are involved in the development of security software technology, document imaging software products and services and systems integration services and products. Our products include DocStar document imaging software products and services, the Authentidate authentication and security software products and services and system integration services and products through our DJS subsidiary. We also offer, through our Trac Medical Solutions subsidiary, the CareCert™ Internet-based medical forms processing service. Authentidate products are sold by Authentidate, Inc., Trac Medical Solutions, Inc., and Authentidate International, AG and this group of companies is referred to as the Authentidate Group. Revenues generated during the nine months ended March 31, 2004 were primarily derived from our DocStar and DJS segments. Our Authentidate Group generated $1,012,000 in revenues during the nine months ended March 31, 2004.

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

In March 2002, we acquired all the outstanding capital stock of Authentidate International, AG. We previously owned 39% of Authentidate International. Authentidate International sells the Authentidate product in the European marketplace and is currently focusing on the German market. Authentidate International enters into revenue generating agreements with end-users and resellers through which it expects to realize revenue from a combination of license fees, maintenance fess, transactions fees and professional services.

Back to Index

We also organized Trac Medical Solutions during the fiscal year ended June 30, 2001 in order to develop a business model to apply the Authentidate technology to the medical supply business relating to the automation and processing of Certificates of Medical Necessity. Trac Med generates sales through license fees, maintenance fees, the sale of transactions and professional services. During the fiscal year ended June 30, 2002, Trac Medical began entering into revenue-generating agreements with customers using its CareCert™ service. In February 2004, Trac Medical entered into an agreement with Homecare Association LLC, pursuant to which Trac Medical markets its CareCert service directly to the membership community of the American Association for Homecare.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to new product launches, bad debts, inventory obsolescence, goodwill, intangible assets, software capitalization and deferred tax assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions.

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

Results of Operations
The Three and Nine Months Ended March 31, 2004 Compared to the Three and Nine Months
Ended March 31, 2003.

We realized a consolidated net loss of $2,565,000 ($.09 per share) and $12,089,000 ($.49 per share) for the three and nine months ended March 31, 2004, respectively, compared to a consolidated net loss of $3,010,000 ($.15 per share ) and $6,958,000 ($.36 per share) for the three and nine months ended March 31, 2003, respectively.

The consolidated net loss for the nine months ended March 31, 2004 was negatively affected by the conversion of convertible debentures to common stock which is further described in footnote 9. We expensed $5.6 Million of deferred financing costs and debt discount during the quarter ending December 31, 2003. We expensed a total of $5.9 Million of deferred financing costs and debt discount during the current fiscal year. Virtually all of this expense was recorded prior to the third quarter ended March 31, 2004. The entire write-off of $5.9 Million is a non-cash expense.

Back to Index

The Authentidate Segment realized a segment loss of $1,459,000 and $3,970,000 for the three and nine months ended March 31, 2004, respectively, on total sales of $416,000 and $1,012,000 for the three and nine months ended March 31, 2004, respectively. Much of the sales of this segment are recorded as deferred revenue. In this situation, we will receive prepaid transaction and license fees from customers which are deferred and amortized into sales over the life of the respective sales agreements, as required under generally accepted accounting principles. Deferred revenue increased by $709,000 from December 31, 2003 to March 31, 2004 for the Authentidate Segment. Deferred revenues increased by $1,484,000 from June 30, 2003 to March 31, 2004 for the Authentidate Segment. The deferred revenue on the balance sheet will generally be recognized as sales on a quarterly basis going forward over the life of the respective sales contracts.

The DocStar Segment realized a segment profit of $96,000 and $388,000 for the three and nine months ended March 31, 2004, respectively, compared to ($31,000) and $460,000 for the same periods last year. The DJS Segment realized a segment profit of $136,000 and $157,000 for the three months and nine months ended March 31, 2004, respectively, compared $97,000 and $136,000 for the same periods last year.

Consolidated sales were $6,790,000 and $14,091,000 for the three months and nine months ended March 31, 2004, respectively. This compares to consolidated sales of $8,106,000 and $19,491,000 for the three and nine months ended March 31, 2003, respectively. This decrease versus the prior year is primarily a result of a decline in low margin direct hardware sales by DJS. Although, DJS sales declined by $4.8 Million during the nine months ended March 31, 2004 compared to the prior year, segment income increase by $22,000 because the sales decline was on low margin computer hardware and also because DJS reduced overhead costs substantially to compensate for the reduction in computer hardware sales. Sales in the Authentidate Segment decreased by $100,000 during the nine months ended March 31, 2004 compared to the prior year, however deferred sales increased by $1,331,000 from March 31, 2003 to March 31, 2004 in the Authentidate Segment. DocStar sales declined by approximately $543,000 during the nine months ended March 31, 2004 compared to the prior year, a decline of 11%.

Consolidated gross profit for the three and nine months ended March 31, 2004 was $1,695,000 and $4,548,000, respectively, compared to $1,453,000 and $4,526,000 for the three and nine months ended March 31, 2003. The consolidated gross profit margin was 25.0% and 32.3% for the three and nine months ended March 31, 2004 compared to 17.9% and 23.2% for the same periods last year. Gross profit margin is defined as gross profit as a percentage of net sales. The increase in margins for both the three and nine month periods is due to a reduction in low margin hardware sales by DJS this year compared to last year and an increase in gross margins in DocStar which realized a gross margin increase from 63.6% at March 31, 2003 to 71.8% at March 31, 2004. DJS realized a small gross margin increase from 11.6% at March 31, 2003 to 14.4% at March 31, 2004.

Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $3,783,000 and $9,727,000 for the three and nine months ended March 31, 2004, respectively, compared to $3,028,000 and $9,024,000 for the same periods last year. This increase for the nine month period is due to the Authentidate Segment which spent $591,000 more this year compared to last year mainly due to increased spending on sales and marketing.

As a percentage of net sales, S,G&A costs were 55.7% and 69.0% for the three months and nine months ended March 31, 2004, respectively, compared to 37.4% and 46.3% for the same periods last year.

Interest expense was $42,000 and $6,224,000 for the three and nine months ended March 31, 2004, respectively, compared to $340,000 and $588,000 last year. The increase is primarily due to the writeoff of unamortized debt discount and unamortized deferred financing costs ($5.9 Million) due to the conversion of convertible debentures to common stock during the six months ended December 31, 2003 as non-cash interest expense.

Product development expenses, excluding capitalized costs, primarily relate to software development for the Authentidate Segment. These costs were substantially the same compared to the prior year. The Company has a policy of capitalizing qualified software development costs after technical feasibility has been established and amortizing those costs over three years as cost of goods sold The amortization expense of software development costs amounted to $56,000 and $191,000 during the three and nine months ended March 31, 2004.

Back to Index

Following is certain Segment Information:

Segment Information for the nine months ended:
	DocStar	DJS	Authentidate Segment	Totals
March 31, 2004:
Net sales from external customers	$4,311,759	$8,767,234	$1,011,696	$14,090,689
Intersegment sales		62,699	114	62,813
Segment profit/(loss)	387,613	157,416	(3,970,212)	(3,425,183)
Segment assets	3,911,906	4,222,877	3,092,256	11,227,039

March 31, 2003:
Net sales from external customers	$4,854,526	$13,524,741	$1,111,754	$19,491,021
Intersegment sales	13,770	45,649		59,419
Segment profit/(loss)	459,901	135,639	(4,137,462)	(3,541,922)
Segment assets	4,098,749	4,276,346	3,122,847	11,497,942

Reconciliation:		March 31, 2004	March 31, 2003

Total sales from segments		$14,153,502	$19,550,440
Elimination of intersegment sales		(62,813)	(59,419)

Total consolidated net sales		$14,090,689	$19,491,021

Total pre-tax loss of segments		($3,425,183)	($3,541,922)
Product development expenses		(1,759,054)	(1,896,011)
Corporate Division expenses		(6,928,982)	(1,506,437)
Elimination of intersegment profits		6,673	(8,406)

Loss before income taxes		($12,106,546)	($6,952,776)

Total assets of segments		$11,227,039	$11,497,942
Corporate assets		87,646,549	14,364,078
Elimination of intersegment assets		(17,015)	(23,801)

Consolidated assets		$98,856,573	$25,838,219

Liquidity and Capital Resources
Overview

The Company’s primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of long-term debt at March 31, 2004 totaled $331,000 and related to two insignificant notes payable. During the quarter ended March 31, 2004, we paid off our mortgage in full in the amount of approximately $1.3 million in order to reduce interest expenses. This mortgage carried a rate of interest of 8.25% per annum which we considered high. We don’t have any current plans to seek to refinance the building given our current cash balances.

As discussed in further detail below, in February 2004, we sold a total of 5,360,370 common shares in private placements pursuant to Section 4(2) of the Securities Act and Rule 506, promulgated thereunder. We realized gross proceeds of $73,705,000 from these transactions and received net proceeds of $69,562,000 after payment of offering expenses and broker commissions.

The Company’s DJS subsidiary has a $2.5 Million revolving line of credit with a financial institution collateralized by all assets of DJS and guaranteed by the Company. The agreement restricts DJS from making cash advances to the parent Company, AHC, without obtaining a waiver from the financial institution. The interest rate is prime plus 1.75% with a minimum rate of 7%, however no interest is incurred if DJS pays each draw off within 30 days. DJS may borrow on this line based on a formula of qualified accounts receivable and inventory. The outstanding balance on this line of credit is $1.6 Million at March 31, 2004.

Property, plant and equipment expenditures totaled $125,000 and capitalized software development expenditures totaled $170,000 for the nine months ended March 31, 2004, respectively. There are no significant purchase commitments outstanding.

Back to Index

In June 1999, we completed construction of a new office and production facility in Schenectady, New York for approximately $2,300,000 which was financed with a $1,000,000 grant from the Empire State Development Corporation (ESDC) (an agency of New York state) and a mortgage loan from a local financial institution. The grant stipulates that we’re obligated to achieve certain annual employment levels between January 1, 2002 and January 1, 2004 or some or all of the grant will have to be repaid. Although we have not achieved the agreed upon employment levels to date, in 2003, we entered into an agreement with the ESDC to restructure the grant terms relating to this covenant. We agreed to repay $268,000 of the grant amount at the rate of $10,000 per month, interest free, in consideration of the ESDC’s agreement to permanently reduce our employment level requirement to 99. As a result of this arrangement, we recorded $732,000 as other income in the Corporate Division.

Cash Flows

Our cash balance at March 31, 2004 was $75,370,000 and total assets were $98,857,000. The cash balance at June 30, 2003 was $3,460,000. We used $6,234,000 of cash in operating activities during the nine months ended March 31, 2004. This compares to cash used in operating activities of $5,278,000 for the same period last year. Total cash flow provided by all activities was $71,909,000 for the nine months ended March 31, 2004 compared to net cash used of $378,000 for the nine months ended March 31, 2003. This increase in cash during the nine months ended March 31, 2004 is mainly due to the sale of common stock which generated net proceeds of $69,562,000, the sale of convertible debentures of $2,370,000 and the exercise of common stock options and warrants of $8,334,000. The decrease in cash during the nine months ended March 31, 2003 is mainly due the Company’s operating activities ($5,278,000) offset by the sale of convertible debentures of $3,567,000.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits. Under our current operating plan to introduce the new Authentidate technology, our ability to improve operating cash flow has been highly dependent on the market acceptance of our products. Our completion of the financing for net proceeds of $69,562,000 referred to above during the quarter ending March 31, 2004 will satisfy our working capital and capital expenditure requirements for the foreseeable future.

Our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	our relationships with suppliers and customers;

•	the market acceptance of our products;

•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

•	price discounts on our products to our customers;

•	our pursuit of strategic transactions;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the levels of inventory and accounts receivable that we maintain;

•	capital improvements to new and existing facilities;

•	technological advances; and

•	our competitors’ response to our products.

Back to Index

Financing Activities

In order to address our working capital needs, on September 12, 2003, we completed the sale of $2,470,000 of our securities to certain accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder. We received net proceeds of approximately $2,400,000, after paying all fees and expenses. We have been applying these proceeds to working capital and general corporate purposes. In the transaction, we sold $2,470,000 of convertible debentures to the investors and warrants to purchase an aggregate of 247,000 shares of common stock. The debentures are convertible into shares of our common stock at an initial conversion price of $3.00 per share and the warrants are exercisable into shares of common stock at an initial price of $3.00 per share.

The other terms and conditions of the debentures and warrants are the same as set forth in the debentures and warrants issued in the first tranche of this transaction in October 2002. As previously reported, the convertible debentures issued in this transaction were converted into shares of common stock during the fiscal quarter ended December 31, 2003.

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

In February 2004, we completed a private offerings of our common stock to certain accredited investors pursuant to Section 4(2) of the Securities Act of 1933 (“the Securities Act”), as amended and Regulation D, promulgated thereunder. We sold a total of 5,360,370 common shares at a price of $13.75 per share and realized gross proceeds of $73,705,000. After payment of offering expenses and broker commissions we realized $69,562,000 in net proceeds. The shares of common stock issued are restricted securities and have not been registered under the Securities Act, or any state securities law, and unless so registered, may not be offered or sold in the United States absent a registration or applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. We will use the funds to strengthen our balance sheet, develop a back-up data center for Authentidate Inc. as well as for sales and marketing activities and general corporate purposes.

The securities sold in each of the foregoing transactions are restricted securities under the terms of Regulation D and may not be transferred or resold for a period of one year, except pursuant to registration under the Securities Act or an exemption thereunder. Pursuant to registration rights agreements entered into with the investors in these financings, we filed a registration statement with the Securities and Exchange Commission to register the shares of common stock issued and/or issuable to the investors in the above-referenced transactions.

Back to Index

Contractual Commitments

Following is a summary of the contractual commitments associated with our debt and lease obligations, as well as our purchase commitments as of March 31, 2004:

	Long-term debt	Operating leases	Capital leases	Purchase Commitments

For fiscal year
ending June 30,
2004	$75,000	$166,799	$30,702
2005	208,239	602,646	87,358	$250,000	(1)
2006	48,000	496,561	26,210
2007		150,584	4,105
2008
Thereafter

(1) Pursuant to the agreement entered into by our Trac Medical Solutions subsidiary with an affiliate of the American Association for Homecare, Trac Medical is obligated to develop an enterprise version of its CareCert forms processing service. Trac Medical retained bConnected Software, Inc. to provide development services related to this venture. Although the parties agreed upon revenue sharing arrangements with respect to certain of the revenues to be derived from usage of the enterprise version of CareCert, Trac Medical will be initially obligated to finance the development of the enterprise software version. Additionally, Trac Medical will be required to pay license and maintenance fees to bConnected in connection with Trac Medical’s license of proprietary software from bConnected. These fees, however, are contingent obligations dependent upon Trac Medical’s ability to derive revenue from end users of the enterprise software deliverable.

Off-Balance Sheet Arrangements

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2004, we were not aware of any obligations under such indemnification agreements that would require material payments.

Present Accounting Standards Not Yet Adopted and Newly Adopted Standards

None

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

We have approximately $74 million invested in money market accounts as of March 31, 2004. We do not believe that any of our financial instruments have significant risk associated with market sensitivity. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

Interest Rate Risk

At any time, fluctuations in interest rates could affect interest earnings on our cash and cash equivalents. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

At March 31, 2004, our cash and cash equivalents totaled $75,370,000, most of which was invested in money market accounts, the remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses.

Back to Index

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

Changes in Internal Controls Over Financial Reporting

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting or in other factors during our last fiscal quarter that could have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have also been advised of a claim by Shore Venture Group concerning additional shares of Common Stock of our subsidiary, Authentidate, Inc. This claim is not before the court in the third-party litigation previously discussed. We are conducting settlement negotiations with Shore Venture and believe that a settlement will not have a material adverse impact on our financial condition, results of operations or cash flow. No formal action has been commenced in connection with this claim and the settlement negotiations are being held at this juncture in an effort to avoid resorting to litigation on this issue. Although the we will continue to attempt to settle this claim without resorting to litigation, our management believes that litigation is possible.

We are engaged in no other litigation the effect of which would be anticipated to have a material adverse impact on our financial condition, results of operations or cash flows.

Item 2.      Changes in Securities

On February 4, 2004, we completed a private placement of $71,824,995 of shares of our common stock to certain institutional and accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D, promulgated thereunder. We issued an aggregate of 5,223,636 shares of its common stock in this transaction and received approximately $69 million in net proceeds from this transaction. We intend to use the net proceeds from this transaction to strengthen our balance sheet, for sales and operational purposes, and for other general corporate purposes. Roth Capital Partners, LLC, SG Cowen Securities Corporation and William Blair & Company acted as placement agents in the transaction. In addition, we also completed on February 4, 2004, a separate private placement of 136,734 shares of our common stock for an aggregate purchase price of $1,880,092 to certain other accredited investors pursuant to Section 4(2) of the Securities Act and Regulation D, promulgated thereunder. We received approximately $1.8 million in net proceeds from this transaction. We intend to use the net proceeds from this transaction for general corporate purposes. The sale and issuance of common stock in the transaction described in above was deemed to be exempt from registration under the Securities Act by virtue of Regulation D promulgated under such Act. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof.

Item 3.      Defaults Upon Senior Securities:

None

Back to Index

Item 4.      Submission of Matters to a Vote of Securities Holders:

We held our Annual Meeting of shareholders on March 5, 2004. As of the record date of December 23, 2003, there were 26,002,380 shares outstanding and eligible to vote at the Annual Meeting. At the Annual Meeting, shareholders approved the following actions:

1.      Shareholders were requested to vote on the election of the following six directors, each of whom were elected by the shareholders:

Name of Nominee	Votes Cast In Favor	Votes Withheld	% In Favor

John T. Botti	23,035,662	178,351	99.2%
J. Edward Sheridan	22,996,296	217,717	99.1%
Charles J. Johnston	23,030,987	183,026	99.2%
J. David Luce	23,029,697	184,316	99.2%
F. Ross Johnson	22,979,926	234,087	98.9%
Harry J. Silverman	23,010,282	203,731	99.1%

2.       Adoption of Amendment to 2000 Employees’ Stock Option Plan

Shareholders were requested to approve an amendment to our 2000 Employees’ Stock Option Plan to provide for the grant of options to purchase up to 5,000,000 additional shares of our common stock.

Votes Cast in Favor	Votes Against	Votes Abstaining	Non-Votes

6,038,246	1,432,906	111,109	15,631,752

3.      Amendment of Amended Certificate of Incorporation to increase our Authorized Capital

Shareholders were requested to approve an amendment to our Amended Certificate of Incorporation to increase the number of authorized shares of our common stock to 75,000,000 shares.

Votes Cast in Favor	Votes Against	Votes Abstaining

22,261,574	858,748	93,690

4.       Adoption of Amendment to 2001 Non-Executive Director Stock Option Plan

Shareholders were requested to approve an amendment to our 2001 Non-Executive Director Stock Option Plan.

Votes Cast in Favor	Votes Against	Votes Abstaining	Non-Votes

6,198,824	1,256,365	127,071	15,631,752

Item 5.      Other Information:

     During the quarter ended March 31, 2004, our subsidiary, Trac Medical Solutions, Inc. entered into related agreements with an affiliate of the American Association for Homecare and bConnected Software, Inc. regarding the development and marketing of an enhanced version of Trac Medical’s CareCert™ electronic healthcare forms processing solution. The agreements, effective as of the 12th day of February 2004, provide that (a) the American Association for Homecare license to Trac Medical its logos and trademarks in connection with Trac Medical’s marketing efforts; (b) Trac Medical will develop and commercialize an enterprise edition of its CareCert solution; and (c) bConnected will develop the enterprise version of CareCert for Trac Medical. The parties agreed upon revenue sharing arrangements with respect to certain of the revenues to be derived from usage of the enterprise version of CareCert.

Back to Index

Item 6.      Exhibits and Reports on Form 8-K:

(a) Exhibits

The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant 17 C.F.R. § 230.411, are incorporated by reference to the document referenced in brackets following the description of such exhibits. Certain portions of exhibits marked with the symbol (#) have been omitted and are subject to our request for confidential treatment by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Commission.

*3.2.1	Amended Bylaws of the Registrant
*10.1#	Agreement among Trac Medical Solutions, Inc., Homecare Association, LLC and bConnected Software, Inc. dated February 12, 2004.
*10.2#	Product Development and License Agreement between Trac Medical Solutions, Inc. and bConnected Software, Inc. dated February 12, 2004.
10.3	Form of Securities Purchase Agreement dated as of January 28, 2004 (Filed as Exhibit 10.1 to Current Report on Form 8-K dated February 5, 2004).
10.4	Form of Registration Rights Agreement (Filed as Exhibit 10.2 to Current Report on Form 8-K dated February 5, 2004).
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

During the quarter ended March 31, 2004 we filed the following reports on Form 8-K:

Date of Report	Item(s)	Description

January 29, 2004	5, 7	Announcement of execution of definitive Securities Purchase Agreement and including related press release.
February 5, 2004	5, 7	Announcement of closing of financing and including related press release and exhibits.
February 13, 2004	7, 12	Announcement of quarterly financial information and including related press release.
February 19, 2004	5, 7	Announcement of transaction among Trac Medical Solutions, Inc., Homecare Association LLC and bConnected Software, Inc. and including related press release.

Back to Index

SAFE HARBOR STATEMENT

Certain statements in this Form 10-Q, including information set forth under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). We desire to avail ourself of certain “safe harbor” provisions of the Act and is therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statement we have issued or released involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of the DocStar, Authentidate and related product lines, competition, pricing, technological changes, technological implementation of the Authentidate business plan and other risks as discussed in our filings with the Securities and Exchange Commission, in particular our Annual Report on Form 10-K/A for the year ended June 30, 2003 and Registration Statements we have filed pursuant to the Securities Act, all of which risk factors could adversely affect our business and the accuracy of the forward-looking statements contained herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

May 10, 2004	/s/ John T. Botti
DATE	JOHN T. BOTTI
PRESIDENT & CHIEF EXECUTIVE OFFICER

/s/ Dennis H. Bunt
DENNIS H. BUNT
CHIEF FINANCIAL OFFICER