Form 10-K
period 2004-06-30
AUTHENTIDATE HOLDING CORP
filed 2004-09-13
CIK 885074

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2003): $304,867,492.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 33,093,524 as of September 1, 2004.

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

Item 1.  Description of Business

Introduction

Authentidate Holding Corp. (“AHC”), through its DocStar division and its subsidiaries DJS Marketing Group, Inc. (“DJS”), Authentidate, Inc., Authentidate International, AG and Trac Medical Solutions, Inc., offers the following suite of products and services:

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

Back to Contents

   DocSTAR -- Document Imaging Software Systems

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

   Authentidate Products

General

We established our Authentidate subsidiary during the fiscal year ended June 30, 2000 to engage in the business of providing end users with a service providing for the storage, confirmation and authentication of electronic data and images. Authentidate is in the process of selling its product to commercial and government customers. Our Authentidate software service is designed to accept and store electronic files and date and time stamp those files with a secure clock to prove content, date and time authenticity. Authentidate has developed and released a software product designed to accept and store electronic files from around the world and from different operating systems via the Internet and to date and time stamp those files with a secure clock to prove content, date and time authenticity. The service allows users to also send authentic E-mail and we also expect that this service will be utilized for electronic bill presentment, financial services, health care and government applications. The market for our product is relatively new, still developing and we currently face limited competition. However, the market for software security products in general is highly competitive, rapidly changing, has experienced significant growth over the last decade, and we believe such growth will continue.

Back to Contents

USPS EPM®

On July 31, 2002, we entered into a strategic alliance agreement with the United States Postal Service to serve as the preferred provider of the USPS Electronic Postmark® (EPM) service. Under the terms of the agreement, our subsidiary, AuthentiDate, Inc., provides the sales, marketing, management, technology and support for the United States Postal Service’s EPM system. The USPS Electronic Postmark® provides evidence that the content of a document or file existed at a specific date and time and is intended to protect the integrity of the document or file by ensuring that it cannot be altered without detection. The EPM uses our patent pending technology offering highly sophisticated encryption methodology ensuring document authenticity and is intended to be able to be added to any application regardless of the computing platform or operating system.

Under this alliance, our customer is the USPS, which sells EPMs to end users. The USPS EPM service is primarily available through Microsoft Corporation’s Office® products. In order to facilitate this product launch, we entered into development and promotional agreements with Microsoft Corporation and an affiliate of Microsoft in order to create the necessary software interfaces to Microsoft Office®. We announced a general release of this product in October 2003.

Authentidate International

Subsequent to the formation of Authentidate, we established, with a German entity, Authentidate International, A.G., a German corporation, to market the Authentidate service in certain foreign countries, including the European marketplace. Authentidate International is based in the vicinity of Dusseldorf, Germany. In March 2002, Authentidate International became a wholly-owned subsidiary of AHC. Authentidate International is presently focused on selling its software solutions in Germany. Authentidate International is a Certification Service Provider, accredited by the German Regulatory Authority for Telecommunications and Post in accordance with the new German Digital Signature Act and European directives. As an accredited provider, Authentidate International is able to generate legally valid time stamps in accordance with the new German Digital Signature Act and European guidelines. Authentidate International develops and provides software solutions for electronic invoicing, secure e-mail, archiving, scanning and workflow systems.

Trac Medical Solutions

Our subsidiary, Trac Medical Solutions, Inc., has developed a business model applying the Authentidate technology to the medical supply industry relating to the automation and processing of Certificates of Medical Necessity (a “CMN”) and other medical forms. We established Trac Medical Solutions during the 2001 fiscal year and it became a wholly-owned subsidiary in March 2003. During the fiscal year ended June 30, 2004, Trac Medical Solutions was engaged in product and market development and began marketing and selling its service. In February 2004, Trac Medical Solutions entered into a nine-year agreement with an affiliate of the American Association for Homecare and bConnected Software, Inc. providing for the delivery of a software-based solution for the processing of Electronic Certificates of Medical Necessity (e-CMNs™) and other electronic health care forms. Through this transaction, the Association licensed to Trac Medical Solutions its logos and trademarks in connection with Trac Medical Solutions’s marketing efforts; Trac Medical Solutions will develop and commercialize an enterprise edition of its CareCert solution; and bConnected will develop software for the enterprise version of CareCert for Trac Medical Solutions.

Back to Contents

DJS Marketing Group -- Computer Products/Services

In March 1996, we acquired DJS (d.b.a Computer Professionals), a systems integrator and computer reseller in Albany, New York. DJS is an authorized sales and support provider for software products such as Microsoft Solutions and Lotus Notes and hardware items, including IBM and Compaq. DJS also provides information technology services in its market area of upstate New York.

Computer Products and Integration Services

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

Corporate Information

AHC was organized in August 1985 and reincorporated under the laws of the state of Delaware in May 1992. Our executive offices are located at 2165 Technology Drive, Schenectady, New York 12308, and our telephone number is (518) 346-7799.

Back to Contents

Employees

We currently employ a total of approximately 115 full-time employees throughout our operations, including our executive officers. We have 44 full-time employees in our DocSTAR division, 17 full-time employees at Authentidate, Inc., 18 full-time employees at Authentidate International, 10 full-time employees at Trac Medical Solutions, 22 full-time employees at DJS and 4 Corporate employees. None of our employees are represented by a collective bargaining agreement. We believe that our employee relations are satisfactory.

Where To Find More Information

We make our public filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, available free of charge at our Web site, http://www.authentidatehc.com, as soon as reasonably practicable after we file such material with the SEC. We also make available on our Web site reports filed by our executive officers and Directors on Forms 3, 4 and 5 regarding their ownership of our securities. These materials are available in the “Investor Relations” portion of our Web site, under the link “SEC Filings,” and on the SEC’s Web site,http://www.sec.gov. Information contained on our Web site is not part of this annual report on Form 10-K. The public also may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330.

General Business Developments During the 2004 Fiscal Year

Sale of Convertible Debentures

On September 12, 2003, we completed the sale of $2,470,000 of our securities to certain accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder. The sale of these securities constituted the second tranche of a sale of such securities to these investors, the first tranche of which was completed in October 2002. We received net proceeds of approximately $2,300,000, after paying fees and expenses, and intend to use the proceeds for working capital and general corporate purposes.

In the transaction, we sold $2,470,000 of convertible debentures to the investors and warrants to purchase an aggregate of 247,000 shares of common stock. The debentures were convertible into shares of our common stock at an initial conversion price of $3.00 per share and the warrants are exercisable into shares of common stock at an initial price of $3.00 per share. The other terms and conditions of the debentures and warrants are the same as set forth in the debentures and warrants issued in the first tranche of this transaction in October 2002. As described below, we converted these debentures into shares of common stock during fiscal 2004.

Back to Contents

We also issued five year warrants to purchase an aggregate of 49,400 shares of our common stock to certain consultants for services rendered in connection with this transaction which are exercisable at $3.00 per share. The consultants also received a cash fee equal to 6% of the gross proceeds that we received.

Private Sale of Common Stock

On September 22, 2003, subsequent to the sale of the $2,470,000 of debentures and warrants, we sold 166,667 restricted shares of our common stock and issued warrants to purchase 50,000 shares of our common stock to an accredited investor for an aggregate purchase price of $500,000. The warrants are exercisable into shares of common stock at an initial price of $3.00 per share and all of the securities issued in this transaction are subject to a twelve month lock-up period during which the investor may not sell or otherwise transfer the securities We also issued warrants to purchase an aggregate of 10,000 shares of our common stock to a consultant for services rendered in connection with this transaction which are exercisable at $3.00 per share. The consultant also received a cash fee equal to 6% of the gross proceeds that we received.

Sale of Common Stock in Private Placement

On February 4, 2004, we completed a private placement of our common stock for gross proceeds of approximately $71.8 million to certain institutional and accredited investors pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D, promulgated thereunder. We issued an aggregate of 5,223,636 shares of our common stock in this transaction and received approximately $67.7 million in net proceeds. We intend to use the net proceeds from this transaction to strengthen our balance sheet, for sales, marketing and other operational and general corporate purposes. Roth Capital Partners, LLC, SG Cowen Securities Corporation and William Blair & Company acted as placement agents in the transaction.

In addition, we also completed on February 4, 2004, a separate private placement of 136,734 shares of our common stock for an aggregate purchase price of approximately $1.9 million to certain other accredited investors pursuant to Section 4(2) of the Securities Act and Regulation D, promulgated thereunder. We received approximately $1.80 million in net proceeds from this transaction. We intend to use the net proceeds from this transaction for general corporate purposes.

Conversion of Debentures

During the quarter ended December 31, 2003, we exercised our right to require the holders of an aggregate amount of $8,895,300 of convertible debentures to convert the entire outstanding principal amount of their debentures into shares of our common stock. The conversion of these debentures resulted in our issuance of an aggregate amount of 3,351,527 shares of our common stock to the holders of the debentures. The specific debentures converted are an aggregate principal amount of $3,700,000 of convertible debentures issued in October 2002, an aggregate principal amount of $2,725,300 of convertible debentures issued in May 2003 and an aggregate principal amount of $2,470,000 of convertible debentures issued in September 2003. During the year ended June 30, 2004 and prior to the conversions, we recognized approximately $300,000 of amortization expense related to the beneficial conversion feature and debt discount. During the year ended June 30, 2004, upon conversion, we expensed the entire balance of unamortized beneficial conversion feature and debt discount and charged approximately $5.1 million to interest expense, all of which is a non cash interest charge. In addition, we expensed all unamortized deferred financing costs related to these three series of debenture issues during the year ended June 30, 2004, in the amount of approximately $500,000 as interest expense. We will save approximately $623,000 in interest payments annually as a result of these conversions.

Back to Contents

Trac Medical Solutions

In February 2004, our subsidiary, Trac Medical Solutions, Inc., entered into a nine-year agreement with an affiliate of the American Association for Homecare and bConnected Software, Inc. providing for the delivery of a software-based solution for the processing of Electronic Certificates of Medical Necessity (e-CMNs™) and other electronic health care forms. The e-CMN solution will incorporate the current CareCert™ technology, a software-based processing engine and applications from bConnected Software and the use of the USPS Electronic Postmark®. In a related transaction, Trac Medical Solutions entered into a software development and license agreement with bConnected Software providing for the development by bConnected of software to be integrated with Trac Medical Solutions’s current CareCert technology to provide certain of the functionality to be delivered pursuant to the agreement with the Association.

The agreements provide that:

•	the American Association for Homecare will license to Trac Medical its logos and trademarks in connection with Trac Medical’s marketing efforts;

•	Trac Medical will develop and commercialize an enterprise edition of its CareCert solution; and

•	bConnected will develop software for the enterprise version of CareCert for Trac Medical

Change of Fiscal Year

On May 5, 2004, we determined to change our fiscal year to a calendar year commencing with the fiscal year ending December 31, 2005. We intend to file a report on Form 10-K for the transition period from July 1, 2004 to December 31, 2004, in accordance with the reporting requirements of the Securities and Exchange Commission.

Advisory Board

On October 2, 2003, we established the formation of the AuthentiDate Advisory Board, which was comprised of leaders in the field of security, technology, business and healthcare in order to provide us with guidance, strategy and expertise as we identify and analyze new opportunities. As compensation for services rendered on the Advisory Board, we granted each member options to purchase 35,000 shares of common stock pursuant to our 2000 Employees Stock Option Plan, as amended, subject to vesting requirements. The members of the Advisory Board are Michael Baum, Taher Elgamal, Robert D. Hoover, Jr. and George Parsons.

Back to Contents

Recent Events

Effective July 8, 2004, Mr. John J. Waters was appointed to our Board of Directors. Subsequently, our Board of Directors named Mr. Waters as our Executive Vice President – Chief Administrative Officer. In his capacity as Executive Vice President – Chief Administrative Officer, Mr. Waters will be responsible for our strategic and financial planning and for evaluating the performance of each of our operating divisions and the key personnel in each division. Mr. Waters will report directly to our Chief Executive Officer.

On July 30, 2004, we announced that we agreed in principal to partner with Canada Post Corporation to create a universally accepted electronic postmark that will meet the standards of the Universal Postal Union. As the primary forum for cooperation between postal services around the world, the UPU sets the rules for international mail exchanges and makes recommendations to stimulate growth in mail volume and improve the quality of service for customers. We intend to form a partnership with Canada Post to fully develop the standards-based technology and to market, sell and deploy an EPM service which can be implemented by postal organizations worldwide.

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

Our DocStar product line consists of our proprietary software and may include a personal computer or other hardware devices to create an integrated product. This system can be utilized as a “stand-alone” system or as part of a network installation. We consider our DocStar division to be a software business. While, we will sell the hardware in order provide the customer with a “turn-key” system, if requested by a customer, we believe that it is the software employed in the DocStar system which differentiates us from our competitors. During the 2004 fiscal year, we released a new version of the DocStar software.

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

We market our DocStar products through a national dealer network of approximately 100 dealers and anticipate the addition of several new dealers in future fiscal quarters to expand into markets not currently served. While we have entered into relationships with new dealers during the past fiscal year, the overall number of dealers in our network has remained relatively constant due to our termination of under-performing dealers. We own and manage one dealership in the Albany, New York region, which also serves as a test market for new applications and software. This dealership serves as our direct sales force for markets located in and near New York State.

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

Back to Contents

Since inception, we have devoted efforts to research and development activities in an effort to improve our current software and introduce new modules and products. Current development efforts are directed toward improving ease of use, adding software modules and increasing performance. Product development expense for document imaging was $305,139, $239,603, and $88,027 for fiscal years 2004, 2003 and 2002, respectively. We will continue to improve our document imaging software in an effort to satisfy the needs of a dynamic marketplace.

Quality Control and Service

For Software-Only Sales:

We copy the software on to blank disks purchased from third party vendors from our master disk, which is fully-tested. Disks are packaged with software documentation and shipped to our dealers. Our master disks are continuously tested and updated by our research and development department.

For Integrated Software/Hardware Systems:

We administer quality control at each of the three levels of the assembly process for customer-ordered hardware. First, components considered for use in standard systems are tested for compatibility by the research staff. Second, incoming components receive a physical damage inspection on receipt and again at the start of the production process. Each memory module is electronically tested prior to assembly. Each complete unit is then functionally tested at the end of the assembly process to demonstrate that all components are engaged and fully operational.

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

In addition, we will provide peripheral equipment in direct sales only. All peripheral computer products available through us, such as monitors and scanner/printer units, are manufactured by third parties.

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

Our products are usually sold on credit terms or through a floor planning finance company (to qualified accounts), and are warranted against defects in materials and workmanship for a period of 13 months from purchase. We currently employ five regional sales managers to cover the significant markets of the country. Some of these regions may also have sales personnel reporting to the regional sales manager depending upon the number of dealers in that region. The regional sales managers report to our national sales manager. In addition, we have three direct sales personnel in New York State. Other than one customer of DJS, Guardian Life Insurance, which represented 22% of our consolidated net sales, no customer or distributor accounted for more than 10% of our total consolidated net sales in the fiscal year ended June 30, 2004. However, one customer accounted for more than 10% of DocSTAR’s total net sales during the fiscal year ended June 30, 2004.

Back to Contents

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

AUTHENTIDATE BUSINESS LINES

Authentidate, Inc.

During the fiscal year ended June 30, 2000, we established a majority owned subsidiary named Authentidate, Inc., to engage in a new business line of providing end users with a software-based service which will:

•	accept and store electronic images from networks and personal computers throughout the world and from different operating systems via the Internet;

•	indelibly date and time stamp all electronic images received using a secure clock;

•	allow users to transmit only the “secure codes” to Authentidate fileservers while maintaining the original within the customers “firewall”; and

•	allow users to prove authenticity of time, date and content of stored electronic documents using a hash code delivered to the user’s computers.

As discussed below, pursuant to our agreement with the United States Postal Service, Authentidate, Inc. serves as the preferred provider of the USPS Electronic Postmark. The USPS Electronic Postmark utilizes our proprietary technology to protect the integrity of an electronic document by ensuring that it cannot be altered without detection.

At our annual meeting of shareholders, held on March 23, 2001, our shareholders approved a proposal to acquire the outstanding minority interests of our Authentidate, Inc. subsidiary in exchange for securities of our company on a 1.5249:1 basis. Pursuant to this exchange offer, we presently own approximately 98% of the outstanding capital stock of Authentidate.

Back to Contents

Authentidate International, AG

We formed a joint venture in March, 2000, known as Authentidate International, AG, with a German company to develop the Authentidate software in foreign languages and to market that product outside the Americas, Japan, Australia, New Zealand and India. This company is generating sales in the German market. On March 15, 2002, we consummated the acquisition of the outstanding capital stock of Authentidate International not owned by us and presently own all of the capital stock of this company.

AuthentiDate International is a Certification Service Provider, accredited by the German Regulatory Authority for Telecommunications and Post in accordance with the new German Digital Signature Act and European directives. The German Digital Signature Act established the conditions required to give digital documents legal validity through the use of electronic signatures, granting them an equivalent status to conventional paper documents (i.e. enabling them to be used as evidence in legal disputes). As an accredited provider, Authentidate International is able to generate legally valid time stamps in accordance with the new German Digital Signature Act and European guidelines. The company provides signature-based business process solutions, which feature easy integration, economic efficiency, platform independence and protection of investment.

Trac Medical Solutions, Inc.

We established Trac Medical Solutions, Inc. as WebCMN, Inc., in March, 2001 in order to develop a service to facilitate the processing of Certificates of Medical Necessity and other medical forms for the medical equipment supplier industry. WebCMN changed its corporate name to Trac Medical Solutions, Inc., in connection with its acquisition of various intellectual property and other assets in October, 2001, including the trademark “Trac Medical” and a patent application related to the business model it is developing. In March 2003, we acquired all the outstanding stock of our subsidiary, Trac Medical Solutions, Inc. previously held by four other shareholders, which comprised approximately 14.2% of the company. We now own 100% of Trac Medical Solutions.

Through Trac Medical Solutions, we have developed a service which incorporates our proprietary Authentidate software that is designed to enable users to accurately and efficiently process Certificates of Medical Necessity, which are required to be submitted by suppliers of medical devices in order to obtain insurance reimbursement from Medicare and other third party payors for such products. Trac Medical Solutions markets its service under the trademark CareCert™. This service is intended to reduce the time period for reimbursement currently experienced by medical device suppliers. During the fiscal year ended June 30, 2004, Trac Medical Solutions was primarily engaged in the market and product development stage.

Back to Contents

Products

Authentidate, Inc./USPS EPM

The Authentidate product, marketed as the Enterprise Edition, was released for sale in May, 2001. We contemplate that product integration development work will be necessary for many applications or customers. We realized minor revenue during fiscal year ended June 30, 2004. In August 2002, we announced that we entered into an agreement with the United States Postal Service to market the USPS Electronic Postmark Service® (“EPM®”). The EPM employs our patent pending technology to ensure document authenticity. The EPM utilizes sophisticated encryption technology to ensure document authenticity and is designed to be added to any application regardless of platform or operating system. Pursuant to our agreement with the USPS, we provide the management, technology and support for the USPS EPM. When we initially entered into our agreement with the Postal Service in July 2002, we agreed on certain performance metrics. The original revenue metric has not been attained, and with the benefit of two years of experience with the EPM business, the parties have been discussing new performance metrics. The Postal Service has notified us of our failure to comply with the current revenue metrics, which commences a six month period to achieve compliance with the metrics. While there is no guarantee that we will be successful in completing the negotiations, we believe that we have reached an agreement in principle with the Postal Service and anticipate that an agreement amending the original metrics will be completed shortly.

We also entered into development and promotional agreements with Microsoft Corporation and a Microsoft affiliate during the 2003 fiscal year in order to create the interfaces between the EPM and Microsoft software products, including Microsoft Office. We announced the general commercial release of the integrated product in October 2003. We anticipate generating increased revenue from this arrangement during the 2005 fiscal year. The EPM is sold to end users by the USPS. We provide services to the USPS under our Alliance Agreement with the USPS and the USPS acts as the vendor of EPMs to end users.

Authentidate International

Authentidate International markets the Authentidate technology in the European marketplace and during the fiscal year ended June 30, 2004, entered into revenue generating agreements for its technology solutions. Currently, Authentidate International has entered into over twenty revenue-generating agreements with its customers. Authentidate International’s customers utilize the signature solutions to achieve legal security within eBilling, archiving, scanning and workflow systems. In addition Authentidate´s technology is integrated in different products of other manufacturers, in order to expand the scope of use of its product.

Authentidate International develops and provides signature-based and time stamp-based business process software solutions. Authentidate International’s solutions may be integrated into a customer’s legacy system in a progressive manner and as a centralized server-based plug & play solution. Authentidate International also provides a software module for integration in existing, complex software environments and the ability to be utilized through an ASP model.

Authentidate International’s products are summarized in the following table:

eBilling Signature Server --	Enables centralized application of qualified signatures to a user’s electronic invoice generation process to permit development of a large volume of electronic invoices. Can be operated on an ASP model or through network installation.

E-mail Signature Server --	Provides centralized secure e-mail solution providing PublicKey Infrastructure functions, such as the signing, verifying, encoding and decoding of e-mails, the administration of digital certificates and centralized virus scanning.

Scan Signature Module --	Allows legally binding proof that the digitalized data of the paper documents have not been manipulated. This is achieved by qualified, personal signatures.

Back to Contents

AuthentiDate eArchive Module --	Enables the centralized storage of qualified time stamps compliant with the German Digital Signature Law. Centralized network integration avoids disruption of routine workflow of the individual user. Also enables the application of qualified personal signatures.

Workflow Signature Solution --	Integrates signature and time stamp solutions into the document creation and management process. Designed to be integrated into existing processes.

Trac Medical Solutions

Trac Medical Solutions commenced marketing its service, CareCert™, during the fiscal year ended June 30, 2003 and in the 2004 fiscal year entered into over 15 end user agreements. Trac Medical Solutions entered into its first commercial agreements with medical device suppliers and realized revenue from these relationships during the 2004 fiscal year. Trac Medical Solutions expects to enter into similar agreements with other suppliers during the 2005 fiscal year.

As described above, in February 2004, Trac Medical Solutions entered into a nine-year agreement with an affiliate of the American Association for Homecare (the “Association”) and bConnected Software, Inc. providing for the delivery of a software-based solution for the processing of Electronic Certificates of Medical Necessity (e-CMNs™) and other electronic health care forms. The Association agreed to license its logos and trademarks to Trac Medical Solutions in connection with its marketing efforts in consideration of a royalty based on usage by Association members of the CareCert service. In a related transaction, Trac Medical Solutions entered into a software development and license agreement with bConnected Software providing for the development by bConnected of software to be integrated with Trac Medical Solution’s current CareCert technology to provide certain of the functionality to be delivered pursuant to the agreement with the Association. Trac Medical Solutions subsequently retained bConnected to serve as a reseller of the CareCert service to certain select customers. bConnected will receive a commission based on revenues generated from customers that it procures.

Research and Development

The Internet market is characterized by rapid technological change involving software, hardware and communication technologies. Our ability to be competitive depends upon our ability to anticipate and effectively react to technological change on the Internet as well as constantly changing market conditions for the evolving Internet market place. Current development efforts are directed to enhancing the current product and integrating this product into customer applications. We have a policy of capitalizing product development expenses and amortizing those expenses over the anticipated useful life. We have expensed $2,072,474, $2,295,174 and $2,082,146 as product development expenses related to our Authentidate technology in the years ended June 30, 2004, 2003 and 2002, respectively.

Back to Contents

Development and Suppliers

We have engaged AT&T, Inc., to provide and maintain a secure hosting center at a facility in New York State from where the Authentidate product line and the EPM service offering operates. Trac Medical has retained a hosting center in Raleigh, North Carolina to maintain its secure hosting center. Authentidate International has retained a hosting center in Europe to maintain its secure data center. We believe that there are sufficient alternative suppliers of these services. We initially retained third party consulting firms to program and develop the Authentidate Enterprise Edition, the German version of the Authentidate software and our CareCert software products. Currently, we have employed our own staff of software developers, augmented by third party consultants, to complete the development and design improvements to each of these products. Our software products incorporate products and services which we license from unaffiliated third parties. We believe that adequate alternative suppliers of these products and services exist on commercially reasonable terms so as to mitigate any adverse impacts caused by the termination of any of our existing relationships.

As described above, Trac Medical Solutions entered into a software development and license agreement with bConnected Software providing for the development by bConnected of software to be integrated with Trac Medical Solution’s current CareCert technology to provide certain of the functionality to be delivered pursuant to the agreement with the Association.

Patent and Trademarks

Along with AHC, Authentidate has four patents pending concerning the technology and one patent pending regarding business processes, underlying the Authentidate product line and has registered the trademark “Authentidate” and have sought to register three additional trademarks. Further, the mark “Authentidate” has also been registered in Germany and Europe. In addition, in connection with our Trac Medical Solutions business line, we have two patents pending, have registered the trademark “Trac Medical” and have sought to register six additional trademarks, including the mark CareCert. No assurances can be given that the registration will be effective to protect our trademarks. The source code for our software products is also protected both as a trade secret and as a copyrighted work. Some of our customers are beneficiaries of a source code escrow account arrangement which enables the customer to obtain a contingent future limited right to use our source code solely for the customer’s internal use. If our source code is accessed, the likelihood of misappropriation or other misuse of our intellectual property may increase.

Back to Contents

Other companies operating within our business segment may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how. In addition, there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce our rights under any patent. Although we believe that the products we sell do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has or may occur. We are aware of a patent issued in May 2002 to an agency of the Federal government which we believed may conflict with our patent applications. We have investigated this patent and believe that no claim of this patent is infringed by our current commercial products. We are also investigating two other patents held by a third party to determine whether any of our current products infringe on the claims made in these patents. No determination has been made concerning theses patents. Although we have not received notice of any claims that our products are infringing, we can not provide any assurances that our commercial products do not infringe upon these or other patents. In the event that products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or obtain a license for the manufacture and/or sale of such products. There can be no assurance that, in such an event, we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. Moreover, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. In addition, if our products or proposed products are deemed to infringe upon the patents or proprietary rights of others, we could, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business.

Sales and Marketing

Authentidate and Authentidate International market their products directly to corporate and government accounts using a combination of direct sales and indirect sales. Authentidate also markets the EPM product to corporate and government accounts. As discussed above, the EPM product is sold to end users by the USPS pursuant to our Alliance Agreement with the USPS. Authentidate and Authentidate International expect to use a combination of transaction fees, maintenance fees and license fees to generate revenue. Authentidate has entered into reseller and referral agreements with third parties for assistance with its sales and marketing efforts. These third party marketing and sales agents typically receive a commission based on a percentage of the value of customer agreements we enter into due to their efforts. Because many of our sales involve contracts with a term exceeding one year, we generally defer revenue derived from these contracts and recognize it over the life of the contract.

In addition, Authentidate International’s services and solutions are available through an extensive Authentidate partner network in Germany, as well as directly from the company itself. Authentidate International has also integrated its solutions with the software products of a number of its strategic partners in order to provide the functions and services as an integrated solution.

Trac Medical Solutions markets its service offering to medical home care suppliers and uses a fee structure similar to Authentidate to generate revenues. Pursuant to its agreements with the Homecare Association and bConnected, Trac Medical Solutions is able to directly market CareCert to the membership of the Association. In addition, bConnected has entered into a reseller agreement with Trac Medical Solutions to augment its sales efforts. Both the Homecare Association and bConnected are entitled to a royalty payment based on usage by Association members of CareCert.

Back to Contents

Competition

Our Authentidate and CareCert product concepts are new and competition is currently limited. Authentidate and the related business lines may, however, experience competition from much larger Internet and software companies that have greater financial, technological and marketing resources than us. The markets in which we compete are intensely competitive and rapidly changing. Although we believe there is no single company that directly competes with the USPS EPM or CareCert products, we are aware of efforts by other companies to develop products or services to either compete directly with our products or that could be used as alternatives to our products For example, companies offering secure e-mail products could attempt to compete with the USPS EPM. Trac Medical Solutions competes with E-Click, Inc. in providing web-based processing of medical forms. In addition, companies with which we do not presently directly compete may become competitors in the future through their product development in the area of secure online services.

Discontinued Venture

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

DJS MARKETING GROUP, INC.

DJS (d/b/a “Computer Professionals”) is a network and systems integrator of computer and peripheral products for a variety of customers, including corporations, schools, government agencies, manufacturers and distributors in the Albany, New York region. DJS provides network integration, Internet/Intranet development, accounting solutions, service, consultation, document management and video conferences. DJS also services the products it sells by employing factory trained computer technicians and network engineers.

Back to Contents

Products and Services

Computer Products

DJS purchases personal computers and peripheral computer products from many different suppliers for resales to its customers. Peripheral computer products are products that operate in conjunction with computers, including but not limited to, printers, monitors, scanners, modems and software.

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

Sales and Marketing

DJS markets its products and services throughout New York State, parts of Vermont and Massachusetts. DJS intends to expand its national and international sales and marketing departments. Clients include corporations, small office/home office owners, schools, government agencies, manufacturers and distributors. One customer, Guardian Life Insurance, represented approximately 36% of DJS’ sales for the fiscal year ended June 30, 2004. Sales to this customer represented approximately 22% of our consolidated net sales during the 2004 fiscal year. Sales to this customer primarily consisted of low-margin hardware and software products. The gross profits realized by DJS from sales to this customer were approximately $296,000 out of a total consolidated gross profit of $6.8 million for the fiscal year ended June 30, 2004. For the fiscal years ended June 30, 2003 and 2002, one customer, Booz-Allen & Company, represented approximately 50% and 13% of our consolidated net sales, respectively. Sales to this customer primarily consisted of low-margin hardware and software products. The gross profits realized by DJS from sales to this customer were approximately $625,000 and $150,000 out of a total consolidated gross profit of $6.1 million and $4.6 million for the fiscal years ended June 30, 2003 and 2002, respectively.

Back to Contents

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

Risks Related to our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred losses of $15,669,193, $9,839,309 and $9,951,402 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Although approximately $5.9 of our net loss for the 2004 fiscal year is due to the charges associated with the conversion of our then-outstanding debentures, we have expended, and will continue to be required to expend, substantial funds to pursue research and development projects and enhance marketing and sales efforts for our Authentidate products and otherwise operate our business. Therefore, we will need to generate higher revenue from our Authentidate segment to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our Authentidate segment, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Further, if the revenue generated from our Authentidate-related products is less than anticipated, the carrying value of the goodwill and other long-lived assets may be impaired and require an impairment charge in the future.

Back to Contents

We have historically had limited working capital and have financed our operations through private placements of securities.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to promote and market the Authentidate product line, including the offerings of our Trac Medical Solutions and Authentidate International subsidiaries. Due to these expenditures, we have incurred significant losses to date. For the fiscal years ended June 30, 2004, June 30, 2003 and June 30, 2002, we used $6,659,728, $5,189,117 and $6,056,427 in cash for operating activities, respectively.

In February 2004, we announced the completion of private financings of approximately $73.7 million in which we issued an aggregate of 5,360,370 shares of our common stock. We intend to use the net proceeds from these sales to strengthen our balance sheet, for sales, marketing and other operational and general corporate purposes. We expect the net proceeds received from these transactions, along with revenues derived from our forecasted operations for fiscal 2004, to satisfy our cash needs for the foreseeable future. No assurances can be given that we will be able to attain sales levels of our segments and support our costs through revenues derived from operations. If we are unable to attain projected sales levels for our Authentidate products, it may be necessary to raise additional capital to fund operations to meet our obligations in the future.

If the United States Postal Service cancels our agreement, we will need to incur additional costs in our efforts to successfully commercialize this technology.

We entered into the strategic alliance agreement with the United States Postal Service to incorporate our Authentidate service into their Electronic Postmark® Service. The Postal Service has the right to cancel the contract in the event we are unable to perform our obligations, including recognizing sufficient revenues, as required by the agreement. Further, the Postal Service has the right to terminate the agreement at its convenience. When we initially entered into our agreement with the Postal Service in July 2002, we agreed on certain performance metrics. The original revenue metric has not been attained, and we have been discussing new performance metrics with the Postal Service. The Postal Service has notified us of our failure to comply with the current revenue metrics, which commences a six month period to achieve compliance with the metrics. We are negotiating with the Postal Service to complete a modification of this metric and believe that we have reached an agreement in principal with the Postal Service. No assurances, however, can be given that we will be successful in completing these negotiations or that we will comply with the current performance metric in a timely manner. If we are successful in either of these tasks, the Postal Service may terminate the agreement.

If the Postal Service terminates the agreement, we will not generate any revenue from the sale of EPMs. Further, if we are unable to commence realizing revenue from the EPM product, we will incur additional costs in exploring and developing alternative avenues in which to successfully market this technology. This may result in an impairment charge of approximately $4 million of goodwill related to Authentidate, Inc.

Back to Contents

We rely on our products' compatibility with Microsoft Corporation's products for the development of a market for the USPS EPM.

On October 21, 2003 we launched an interface with Microsoft Office to provide for an interface with the USPS EPM. This represents an important element of our strategy to develop a market for the USPS EPM product. In the future, we expect to derive a substantial amount of business through this channel. We cannot provide assurance that we will achieve expected sales levels from this relationship. Microsoft is under no obligation for any purchase commitments or guarantees and the agreement does not obligate Microsoft to purchase USPS EPM transactions. Further, Microsoft may terminate this initiative at its convenience. In the event we do not achieve meaningful results from this relationship in the foreseeable future or Microsoft elects to terminate this relationship, our business, financial condition, results of operations and cash flows will be significantly harmed.

The failure to properly manage our growth could cause our business to lose money.

We intend to expand our marketing and distribution efforts relating to our Authentidate business lines in the near future in order to develop and pursue existing and potential market opportunities. This growth is expected to place a significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems and controls on a timely basis. If we fail to implement these systems and controls, our business, financial condition, results of operations and cash flows will be materially and adversely affected.

We have incurred significant additional costs concerning our international operations and may incur additional costs in the future.

On March 15, 2002, we consummated a transaction to acquire all of the 61% of the outstanding capital shares of Authentidate International, AG held by our co-venturers for an aggregate of 1,425,875 shares of our common stock and warrants to purchase 100,000 shares of our common stock. In connection with this transaction, certain of the sellers also surrendered to us for cancellation an aggregate of 250,000 warrants to purchase shares of our common stock which were previously issued to them. Further, we entered into an employment agreement with Mr. Jan C.E. Wendenburg, pursuant to which Mr. Wendenburg will serve as the Chief Executive Officer of Authentidate International, AG, for a three year term. In consideration of his services, Mr. Wendenburg received a base salary of US$292,962 during the 2004 fiscal year. During the fiscal year ended June 30, 2004, we advanced approximately $1,400,000 to this subsidiary. We expect to incur additional costs in the future in connection with the operations of this subsidiary.

Back to Contents

Our software products and web site may be subject to intentional disruption.

Although we believe we have sufficient controls in place to prevent intentional disruptions, such as software viruses specifically designed to impede the performance of our products, we may be affected by future such efforts. Similarly, experienced computer programmers, or hackers, may attempt to penetrate our network security or the security of our web site and misappropriate proprietary information or cause interruptions of our services. Our activities could be substantially disrupted and our reputation, and future sales, harmed if these efforts are successful.

Our software security products may not be accepted by consumers, which would seriously harm our business.

We recently introduced our Authentidate product line, including the CareCert medical forms processing service, to the marketplace. Demand and market acceptance for our software security offerings remain subject to a high level of uncertainty. Achieving widespread acceptance of these products will continue to require substantial marketing efforts and the expenditure of significant funds to create and maintain brand recognition and customer demand for such products. There can be no assurance that adequate marketing arrangements will be made and continued for such products and there can be no assurance that any of these products will ever achieve or maintain widespread market acceptance or that the sale of such products will be profitable.

If we cannot continuously enhance our products in response to rapid changes in the market, our business will be harmed.

The computer industry and software-based services industry are characterized by extensive research and development efforts which result in the frequent introduction of new products which render existing products obsolete. Our ability to compete successfully in the future will depend in large part on our ability to maintain a technically competent research and development staff and our ability to adapt to technological changes in the industry and enhance and improve existing products and successfully develop and market new products that meet the changing needs of our customers. Although we are dedicated to continued research and development of our products with a view towards offering products with the most advanced capabilities, there can be no assurance that we will be able to continue to develop new products on a regular basis which will be competitive with products offered by other manufacturers. At the present time, we do not have a targeted level of expenditures for research and development. We will evaluate all opportunities but believe the majority of our research and development will be devoted to enhancements of our existing products.

Technological improvements in new products that we and our competitors offer, as well as the general decline in the economy and other factors, have resulted in recent declines in retail prices for computer products. As competitive pressures have increased, many companies have ceased operation and liquidated inventories, further increasing downward pricing pressure. Such declines have, in the past, and may in the future, reduce our profit margins.

Back to Contents

We do not have patents on all the technology we use, which could harm our competitive position.

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

Other companies operating within our business segment may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how. In addition, there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce our rights under any patent. Although we believe that the products we sell do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has or may occur. We are aware of a patent issued in May 2002 to an agency of the Federal government which we believed may conflict with our patent applications. We have investigated this patent and believe that no claim of this patent is infringed by our current commercial products. We are also investigating two other patents held by a third party to determine whether any of our current products infringe on the claims made in these patents. No determination has been made concerning theses patents. Although we have not received notice of any claims that our products are infringing, we can not provide any assurances that our commercial products do not infringe upon these or other patents.

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

Back to Contents

We depend on others for components of our products, which may result in delays and quality-control issues.

We do not own or lease any manufacturing facilities and do not manufacture any of the component parts for our products. Rather, we purchase all of these components from unaffiliated suppliers. All of our DocStar computers are assembled at our facility. DJS acquires computer hardware from manufacturer or third party resellers. We believe that at the present time we have sufficient sources of supply of component parts and computer equipment, and that in the event any existing supplier ceases to furnish these to us, alternative sources are available. In addition, our software products incorporate elements which we license from unaffiliated third parties. We believe that adequate alternative supplies of these products are available on commercially reasonable terms. However, there can be no assurance that the future production capacity of our current suppliers and manufacturers will be sufficient to satisfy our requirements or that alternate suppliers and manufacturers will be available on commercially reasonable terms, or at all. Further, there can be no assurance that the availability of such supplies will continue in the future.

If our products are not competitive, our business will suffer.

Authentidate Holding Corp. and its subsidiaries are engaged in the highly competitive businesses of developing document imaging software and distributing turn-key document imaging systems, developing software-based authentication products, reselling computer hardware and software as well as technical support services for such businesses. We believe that the principal competitive factors affecting our markets include fault-tolerance, reliability, performance, ease of use, scalability, manageability, price and customer service and support. There can be no assurance that we will be able to successfully incorporate these factors into our products and to compete against current or future competitors or that competitive pressures we face will not harm our business. If we are unable to develop and market products to compete with the products of competitors, our business will be materially and adversely affected.

The document imaging business is competitive and we compete with major manufacturers. Many of these companies have substantially more experience, greater sales, as well as greater financial and distribution resources than do we. Our Authentidate business, including the USPS EPM and the products offered by Trac Medical Solutions and Authentidate International, are relatively new business lines and although the level of competition across the product line is unknown at this point in time, the field of software-based security solutions is highly competitive. There can be no assurances, however, that any of the Authentidate products, including the service offered through the U.S. Postal Service, will achieve market acceptance.

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

We also expect that competition will increase as a result of industry consolidations and the formation of new companies with new, innovative product offerings. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could harm our business.

Back to Contents

Our software products are complex and are operated in a wide variety of computer configurations, which could result in errors or product failures.

Our software products, including our Authentidate products, are complex and may contain undetected errors, failures or bugs that may arise when they are first introduced or when new versions are released. These products may be installed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures or bugs in our products. Our customers’ computer environments are often characterized by a wide variety of configurations that make pre-release testing for programming or compatibility errors difficult and time-consuming. Despite testing by us and by others, errors, failures or bugs may not be found in new products or releases after commencement of commercial shipments. Errors, failures or bugs in our products could result in negative publicity, product returns, loss of or delay in market acceptance of our products or claims by customers or others. Alleviating these problems could require significant expenditures of our capital and resources and could cause interruptions, delays or cessation of our product licensing, which could cause us to lose existing or potential customers and would adversely affect our financial conditions, results of operations and cash flows. Most of our license agreements with customers contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions may not prove effective in limiting our liability.

If we lose our President, our business will be harmed.

Our success is largely dependent upon the services of our Chairman of the Board and President, John T. Botti. The loss of his services would have a material adverse affect on our business and prospects. Effective as of July 2003, Mr. Botti’s employment is governed by a new three-year employment agreement. Under this agreement, Mr. Botti will receive a base salary of $332,750 and a discretionary bonus based on financial and other criteria of up to 50% of the base salary. In addition, Mr. Botti will be entitled to a severance payment of two years base compensation in the event his employment is terminated or not renewed without cause. Further, in the event Mr. Botti’s employment is terminated in connection with or following a change of control of our company, Mr. Botti will also be entitled to a payment equal to three times his five year average annual compensation, plus a tax gross up provision in the event the change of control is a sale or merger where our company is valued at $100,000,000 or more. We have obtained, for our benefit, “key man” life insurance in the amount of $1,000,000 on Mr. Botti’s life.

Back to Contents

Risks Related to our Common Stock

By further increasing the number of shares of our common stock that were sold into the market in our private offering , the market price of our common stock could drop significantly, even if our business is doing well.

On February 4, 2004, we completed two private placement financings in which we sold to the selling stockholders an aggregate of 5,360,370 shares of our common stock. We agreed to register for resale the common stock issued in the financing, which registration statement was declared effective by the Securities and Exchange Commission. All of these shares of common stock are presently freely saleable. Sales of these shares in the public market, or the perception that future sales of these shares could occur, could have the effect of lowering the market price of our common stock below current levels and make it more difficult for us and our shareholders to sell our equity securities in the future. The principal terms and conditions of the financing are set forth in (i) the Securities Purchase Agreement, dated January 28, 2004 and (ii) the Registration Rights Agreement, dated January 28, 2004, each of which has been filed as an exhibit a Current Report on Form 8-K dated February 5, 2004. You are encouraged to review the full text of these documents.

The recent conversion and exercise of a significant number of our outstanding convertible and exercisable securities will cause dilution and may depress our stock price.

During the six months ended December 31, 2003, we required that the holders of an aggregate principal amount of $8,895,300 of convertible debentures convert such securities into an aggregate of 3,351,527 shares of common stock. In addition, during the 2004 fiscal year, the holder of our remaining 3,600 shares of Series C Preferred Stock converted such shares into an aggregate of 743,034 shares of common stock. Finally, we experienced a significant number of option and warrant exercises during the 2004 fiscal year. We issued 2,899,951 shares of common stock to such holders. These events will cause holders of our common stock to experience substantial dilution. Further, it is expected that the holders of these securities may immediately sell some or all of the shares of common stock issued upon the conversion or exercise events. Accordingly, we may experience significant downward pressure on the trading price of our common stock.

Our stock price is volatile and could decline.

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended June 30, 2004 traded as low as $2.70 per share and as high as $18.69 per share. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•	quarterly variations in our operating results;
•	announcements we make regarding significant contracts, acquisitions, strategic partnerships, or joint ventures;

Back to Contents

•	additions or departures of key personnel;
•	the introduction of competitive products by existing or new competitors;
•	uncertainty about and customer confidence in the current economic conditions and outlook;
•	reduced demand for any given product; and
•	sales of our common stock.

In addition, the stock market in general, and companies whose stock is listed on The Nasdaq National Market, have experienced extreme price and volume fluctuations that have often been disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Since we have not paid dividends on our common stock, you may not receive income from this investment.

We have not paid any dividends on our common stock since our inception and do not contemplate or anticipate paying any dividends on our common stock in the foreseeable future. Earnings, if any, will be used to finance the development and expansion of our business.

The exercise of our outstanding options and warrants, or conversion of our outstanding shares of Series B Preferred Stock, may depress our stock price.

As of June 30, 2004, there were outstanding the following options and warrants:

•	Stock options to purchase an aggregate of 4,565,569 shares of common stock at exercise prices ranging from $0.01 to $18.20 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $5.38.

•	Immediately exercisable warrants to purchase an aggregate of 2,190,088 shares of common stock at exercise prices ranging from $1.00 to $11.00 per share. The weighted average exercise price of the outstanding warrants is $3.23.

In addition, there are currently outstanding 28,000 shares of our Series B Preferred Stock. The holder of the Series B Preferred Stock may convert these shares into shares of our common stock at a conversion price equal to $1.40. Accordingly, the outstanding 28,000 shares of Series B Preferred Stock are presently convertible into an aggregate of 500,000 shares of our common stock. We cannot redeem these shares until October 1, 2004.

Back to Contents

To the extent that these securities are exercised or converted, dilution to our shareholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities. Further, in the event the conversion price of the Series B Preferred Stock is lower than the actual trading price on the day of conversion, the holder could immediately sell all of its converted common shares, which would have a dilutive effect on the value of the outstanding common shares. Furthermore, the significant downward pressure on the trading price of our common stock as Series B Preferred Stock holders converted these securities and sell the common shares received on conversion could encourage short sales by the holders of Series B Preferred Stock or other shareholders. This would place further downward pressure on the trading price of our common stock. Even the mere perception of eventual sales of common shares issued on the conversion of the Series B Preferred Stock could lead to a decline in the trading price of our common stock.

We have sold restricted shares which may depress our stock price when they are sellable under Rule 144.

As of June 30, 2004, there were 3,935,269 shares of restricted common stock currently outstanding, including the shares being registered for resale pursuant to this Prospectus, which may be deemed “restricted securities" as that term is defined under the Securities Act of 1933 (the “Act”), and in the future, may be sold pursuant to a registration under the Act, in compliance with Rule 144 under the Act, or pursuant to another exemption. Rule 144 provides, that, in general, a person holding restricted securities for a period of one year may, every three months thereafter, sell in brokerage transactions an amount of shares which does not exceed the greater of one percent of our then outstanding common stock or the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitations by a person who is not an affiliate of ours and was not an affiliate at any time during the 90 day period prior to sale and who has satisfied a two year holding period. Sales of our common stock by certain present stockholders under Rule 144 may, in the future, have a depressive effect on the market price of our securities. In addition, the sale of shares by officers and directors and other affiliated shareholders, may also have a depressive effect on the market for our securities.

We have a significant amount of net operating loss carryforwards which we may not be able to utilize in certain circumstances.

At June 30, 2004, the date of our most recent fiscal year end, we had net operating loss carryforwards (“NOLS”) for federal income tax purposes of approximately $50,000,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, utilization of prior NOLS is limited after an ownership change, as defined in Section 382, to an annual amount equal to the value of the corporation’s outstanding stock immediately before the date of the ownership change multiplied by the federal long-term exempt tax rate. Use of our NOLS could also be limited as a result of grants of stock options under stock option plans and other events. In the event we achieve profitable operations, any significant limitation on the utilization of NOLS would have the effect of increasing our current tax liability.

Back to Contents

Item 2. Description of Properties

Our executive offices and production facilities are located at 2165 Technology Drive, Schenectady, New York 12308. We own the 26,000 square foot building.

In June 1999, we completed construction of a new office and production facility in Schenectady, New York for approximately $2,300,000. We were awarded a grant totaling $1,000,000 from the Empire State Development Corporation (ESDC) (an agency of New York state) to be used towards the construction of the facility. The grant stipulated that we were obligated to achieve certain annual employment levels between January 1, 2002 and January 1, 2004 or some or all of the grant will have to be repaid. Although we did not achieve the agreed upon employment levels, we entered into an agreement with the ESDC regarding repayment of the grant award. Beginning September 2003, we agreed to repay $268,000 of the grant amount at the rate of $10,000 per month, interest free. As a result of this arrangement, we recognized $732,000 of the deferred grant as other income during the fiscal year ended June 30, 2004. The remaining $268,000 of the grant amount was reclassified to long-term debt. During fiscal 2004, we repaid $100,000 of this amount. The remainder of the financing for the new facility, totaling approximately $1.4 million, was provided by a local financial institution in the form of a mortgage loan. We repaid the full amount of the mortgage in March 2004.

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

The executive offices of our subsidiary Authentidate International, AG are located at Großenbaumer Weg 6, 404072 Düsseldorf. Authentidate International leases approximately 699 square meters pursuant to a lease agreement which expires May 31, 2007. Authentidate International has an option to extend the lease for additional one-year terms. Currently, Authentidate International pays an annual rent of approximately $139,000.

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

We have also been advised of a claim by Shore Venture Group concerning additional shares of the common stock of our subsidiary, Authentidate, Inc. and one of our patent applications. We are continuing to conduct settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. If the settlement results in our purchase of Shore Venture’s interest in Authentidate in excess of the fair value of the Authentidate shares, such excess may be recorded as a charge to operations. Based on the settlement negotiations held between the parties to date, management believes that the resolution of all of our claims with Shore Venture will not have a materially adverse effect on our financial condition.

Back to Contents

We are engaged in no other litigation the effect of which would be anticipated to have a material adverse impact on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Back to Contents

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Upon the effectiveness of our public offering on May 13, 1992, our common stock commenced trading in the over-the-counter market and was listed on the SmallCap Market of the Nasdaq Stock Market under the symbol “BTWS.” On August 11, 1994, our common stock commenced trading on the Boston Stock Exchange under the symbol “BTW.” On June 25, 1996, we withdrew our listing on the Boston Stock Exchange. On April 24, 1996, our common stock commenced trading on the Pacific Stock Exchange. In April, 2000 we commenced trading on the Nasdaq National Market. On February 2, 2001, we withdrew our listing on the Pacific Stock Exchange. Our common stock currently trades on the Nasdaq National Market under the symbol “ADAT.”

The following is the range of high and low closing prices for our common stock on the Nasdaq National Market for the periods indicated below:

	High	Low

Common Stock

Fiscal Year 2004

1st Quarter	$5.60	$2.85
2nd Quarter	$14.95	$5.23
3rd Quarter	$18.20	$11.51
4th Quarter	$13.84	$9.14

Fiscal Year 2003

1st Quarter	$4.10	$1.40
2nd Quarter	$4.47	$1.15
3rd Quarter	$4.05	$1.80
4th Quarter	$3.80	$1.83

Fiscal Year 2002

1st Quarter	$5.30	$2.30
2nd Quarter	$4.98	$3.50
3rd Quarter	$5.24	$1.90
4th Quarter	$5.85	$3.12

Back to Contents

The above quotations represent prices between dealers and do not include retail mark-ups, mark-downs, or commissions, and do not necessarily represent actual transactions.

As of September 1, 2004, there were approximately 565 holders of record of our common stock. We believe that there are in excess of 10,000 holders of our common stock.

Dividend Policy

We have not paid any dividends upon our common stock since our inception. We do not expect to pay any dividends upon our common stock in the foreseeable future and plan to retain earnings, if any, to finance the development and expansion of our business. Further, our Certificate of Incorporation authorizes our Board of Directors to issue Preferred Stock with a preferential right to dividends. We are obligated to pay dividends on or our outstanding shares of Series B Preferred Stock as follows:

•	28,000 presently outstanding shares of our Series B Preferred Stock which have the right to receive dividends equal to an annual rate of 10% of the issue price payable on a semi-annual basis.

Sales of Unregistered Securities

All sales of unregistered securities we made during the 2004 fiscal year were previously reported on our Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2003, December 31, 2003 and March 31, 2004.

Repurchase of Equity Securities

We did not repurchase any of our equity securities during the 2004 fiscal year.

Back to Contents

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended June 30,

	2004	2003		2002	2001	2000

Statement of Operations Data:
Net Sales	$19,242,071	$25,286,471		$16,642,904	$17,860,544	$15,289,738
Gross Profit	6,829,488	6,116,635		4,552,369	3,677,098	2,879,320
Net (Loss)/Net Income	(15,669,193)	(9,839,309)		(9,951,402)	(9,340,103)	(5,274,043)
Basic and Diluted
Net(Loss)/Net Income
Per Common Share	(0.59)	(0.50)		(0.69)	(0.63)	(0.49)

Balance Sheet Data:
Current Assets	77,993,498	7,367,295		7,320,024	13,524,429	15,232,894
Current Liabilities	5,435,456	5,443,690		5,727,588	4,004,905	1,809,264
Working Capital	72,558,042	1,923,605		1,592,436	9,519,524	13,423,630
Total Assets	94,236,876	25,045,840		26,051,986	25,867,905	21,128,335
Total Long Term Liabilities	83,421	5,733,500	(1)	2,379,064	2,325,168	2,351,253
Shareholders’ Equity	88,717,999	13,868,650		17,945,334	19,537,832	16,967,818

(1)	Long-term liabilities excluding convertible debentures aggregated discount of approximately $3.1 million. The discount pertains to beneficial conversion feature and fair value of warrants issued with debentures.

Back to Contents

Item 7.	MANAGEMENT’s DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are involved in the development of security software technology, document imaging software products and systems integration services and products. Our products include DocStar document imaging software products, the Authentidate authentication and security software products and system integration services and sale of computer products through our DJS subsidiary. We also offer, through our Trac Medical Solutions subsidiary, the CareCert™ Internet-based medical forms processing service. Authentidate products are sold by Authentidate, Inc., Trac Medical Solutions, Inc., and Authentidate International, AG. Approximately $1.4 million in revenues during the fiscal year ended June 30, 2004 were generated from our Authentidate-related businesses. The balance of our revenues generated during the 2004 fiscal year were derived from our DocStar and DJS segments.

DJS is an authorized sales and support provider for software products such as Microsoft Solutions and Lotus Notes. DJS sells computer hardware and provides software and integration services to businesses to meet their data management needs.

DocStar develops and sells document imaging software and depending on the customer, may bundle the software with computer hardware to offer customers a turn-key solution.

We established our Authentidate subsidiary during the fiscal year ended June 30, 2000 to engage in the business of providing end users with a software-based security service designed to accept and store a digital code through the Internet which enables users to prove the authenticity of the date, time and the content of any electronic document. The Authentidate product was released for sale in May, 2001. We contemplate that product integration development work will be necessary for some applications or customers. We are in the process of selling this product and began to record revenue during the fiscal year ended June 30, 2002. We currently own approximately 98% of Authentidate, Inc.

On July 31, 2002, we entered into a strategic alliance agreement with the United States Postal Service to serve as the preferred provider of the USPS Electronic Postmark® (EPM) service. Under the terms of the agreement, our subsidiary, AuthentiDate, Inc., provides the management, technology and support for the United States Postal Service’s EPM system. The USPS is the vendor of the EPM to the end user. The USPS Electronic Postmark® provides evidence that the content of a document or file existed at a specific date and time and is intended to protect the integrity of the document or file by ensuring that it cannot be altered without detection. The EPM uses our patent pending technology offering highly sophisticated encryption methodology ensuring document authenticity and is intended to be able to be added to any application regardless of the computing platform or operating system. As described above, although we have not attained the current revenue metric provided in our agreement with the Postal Service, we have been negotiating new metrics and believe we have reached an agreement in principle. If we are unsuccessful in completing these negotiations or are not able to achieve the original metric, the Postal Service may terminate our agreement. In order to facilitate this product launch, we entered into development and promotional agreements with Microsoft Corporation and an affiliate of Microsoft in order to create the necessary software interfaces to Microsoft Office®. We announced a general release of this product on October 21, 2003. Authentidate may generate revenues both from the sale of EPM transactions and professional services.

Back to Contents

In March 2002, we acquired all the outstanding capital stock of Authentidate International, AG. We previously owned 39% of the Authentidate International. Authentidate International sells the Authentidate product in the European marketplace and is currently focusing on the German market. Authentidate International entered into revenue generating agreements with end users and resellers during the 2004 fiscal year through which it expects to realize revenue from a combination of installation and transactions fees.

We also organized Trac Medical Solutions during the fiscal year ended June 30, 2001 in order to develop a business model to apply the Authentidate technology to the medical supply business relating to the automation and processing of Certificates of Medical Necessity. During the fiscal year ended June 30, 2002, Trac Medical Solutions developed its CareCert™ service and entered into its first revenue-generating agreements during the 2003 fiscal year. In March 2003, we acquired the outstanding minority interest of Trac Medical Solutions (approximately 14%) and now own 100% of Trac Medical Solutions. In February 2004, Trac Medical Solutions entered into an agreement with Homecare Association, LLC pursuant to which Trac Medical Solutions markets its CareCert service directly to the membership community of the American Association for Homecare. In connection with that agreement, Trac Medical Solutions engaged bConnected Software, Inc. to develop an enhanced version of its CareCert service and to provide marketing and reselling services. Trac Medical Solutions generates revenues through license fees, maintenance fees, the sale of transactions and through professional services.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to new product launches, revenue recognition, bad debts, inventory obsolescence, recoverability of goodwill, other intangible assets, software capitalization and other long-lived assets and deferred tax assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results for which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions.

We believe the following critical accounting policies require significant judgments and estimates used in the preparation of our consolidated financial statements.

Back to Contents

Revenue from the sale of products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. Service revenue is recognized as such services are provided. We enter into transactions that represent multiple-element arrangements. These arrangements include combinations of licensing, transactions, set-up fees and maintenance and support fees. Multiple-element transactions are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met: (a) the delivered item has value to the customer on a standalone basis; (b) there is objective and reliable evidence of the fair value of the undelivered item; and (c) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the delivered item is considered probable and substantially in our control. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement.

We provide a one year warranty on hardware products that we assemble. On products distributed for other manufacturers, the original manufacturer warrants the product. Warranty expense was not significant to any of the years presented.

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

We have capitalized goodwill related to our acquisitions of Authentidate, Inc., Authentidate International AG and Trac Medical Solutions, Inc., for which the recoverability of such capitalized goodwill is highly dependent on the future success of the marketing and sales of such product. If the product is not well received by the market place and our future forecasted revenue and profitability from such product launch is less than anticipated, the carrying value of goodwill and other long-lived assets may be impaired and require an impairment charge.

We record a full valuation against our deferred tax assets when we believe it is more likely than not that such deferred tax assets will not be realized.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes contained elsewhere in this Form 10-K.

Back to Contents

Results of Operations

Fiscal Year 2004 Compared to Fiscal Year 2003

We realized a consolidated net loss of $15,669,193 ($.59 per share) and $9,839,309 ($.50 per share) for the fiscal years ended June 30, 2004 and 2003, respectively.

As reported in Footnote 17 (Segment Information) to the Consolidated Financial Statements appearing in this Form 10-K, the net loss is the result of losses incurred primarily by our Authentidate segment and from corporate expenses, primarily interest expense. Our Authentidate segment has incurred significant sales, marketing, development and general administrative expenses this year and last in an effort to complete the product development efforts and generate sales.

Our consolidated net loss is $5,829,884 more in 2004 as compared to 2003. DocStar reported an increase in segment profit from $796,866 in 2003 to $847,727 in 2004 and DJS realized an increase in segment profit from $146,917 in 2003 to $264,692 in 2004. The Authentidate segment, which includes Authentidate, Authentidate International and Trac Medical Solutions reported a decrease in segment losses from $5,974,728 in 2003 to $5,632,923 in 2004.

Consolidated net sales were $19,242,071 and $25,286,471 for the fiscal years ended June 30, 2004 and 2003, respectively. As reported in Footnote 17 to our Consolidated Financial Statements, most of the decrease is due to a decrease in sales realized by DJS. The decrease in DJS’ sales from $17.1 million to $11.6 million was primarily the result of a decrease in low-margin direct hardware sales this year compared to last year. One customer represented approximately 36% of DJS’ net sales for fiscal 2004. Sales also increased in the Authentidate segment for the fiscal year ended June 30, 2004 by $4,000. DocStar sales decreased $507,000 for the fiscal year ended June 30, 2004 as compared to the prior fiscal year due to the fact that DocStar had fewer system sales but more software sales, which have a lower average selling price.

Consolidated gross profit for the fiscal years ended June 30, 2004 and 2003 were $6,829,488 and $6,116,635, respectively. This increase is due primarily to the decrease in the cost of sales experienced by our DocStar division.

Our consolidated gross profit margin was 35.5% and 24.2% for the years ended June 30, 2004 and 2003, respectively. DJS realized an increase in profit margins compared to last year due to the decrease in direct hardware sales, discussed above, as we sold fewer low margin computers and peripheral devices. DJS realized a gross profit margin of 15.8% in 2004 compared to 11.8% in 2003. There was also an increase in gross profit margins for DocStar during the 2004 fiscal year. DocStar’s gross profit margin increased from 64.2% to 72.8% from 2003 to 2004. This increase is due to reduced direct material costs due to better purchasing and a general reduction in component parts throughout the computer industry and reduction in direct labor because of a strategic shift in the business away from hardware and into software-only sales. The Authentidate segment realized a gross profit of $409,657 in 2004 compared to a gross loss of $269,592 in 2003 due to an increase in sales at Authentidate International. Gross profit margin is defined as gross profit as a percentage of sales.

Back to Contents

Selling, general and administrative expenses (S,G&A) consist of all our other expenses except product development costs and interest. S,G&A expenses amounted to $14,032,170 and $12,600,901 for the years ended June 30, 2004 and 2003, respectively. This increase in S,G&A expenses is primarily the result of increased selling costs in the Authentidate segment, including personnel and advertising.

As a percentage of sales, S,G&A costs were 72.9% and 49.8% for the years ended June 30, 2004 and 2003, respectively. This percentage increase is primarily due to the increase in selling costs, discussed above.

Product development expenses, excluding capitalized costs, primarily relate to software development for the Authentidate Segment. These costs were $2,377,613 and $2,534,777 for the years ended June 30, 2004 and 2003, respectively. We have a policy of capitalizing qualified software development costs after technical feasibility has been established and amortizing those costs over three years as cost of sales. The amortization expense of software development costs amounted to approximately $291,000 and $1.1 million for each of the years ended June 30, 2004 and 2003, respectively.

Goodwill impairment was $1,178,765 and $0 for the years ended June 30, 2004 and 2003, respectively. We completed our annual impairment test in the fourth quarter of 2004, using a discounted cash flow model for all reporting units, and determined that a writeoff of goodwill of $1,178,765 was required in the DJS reporting unit. The DJS goodwill writeoff was required due to the growth slow-down in the technology sector causing DJS’ 2004 operating results to fall short of management’s expectations. As a result, we reduced DJS’s cash flow and operating results forecast for future periods.

Interest expense was $6,231,981 and $871,856 for the years ended June 30, 2004 and 2003, respectively. The increase is primarily due to the non-cash writeoff of unamortized beneficial conversion feature, unamortized debt discount and unamortized deferred financing costs aggregating $5.6 million due to the conversion of an aggregate principal amount of $8,895,300 of convertible debentures to common stock, which is more fully explained in Footnote 18 to the Consolidated Financial Statements in this Form 10-K. Prior to such conversion, we recognized approximately $300,000 as amortization expense for the year ended June 30, 2004. In addition, we were required to pay interest on the convertible debentures in the amount of 7% per annum which resulted in interest expense of approximately $170,000 for the year ended June 30, 2004. Finally, we incurred minor additional interest expense during the fiscal year ended June 30, 2003 as a result of new equipment and software leases entered into by the Authentidate segment and by DJS from borrowings on its line of credit. The current balance on this line of credit is approximately $571,600.

During the fiscal year ended June 30, 2004, interest and other income increased to $1,304,400 as compared to $572,500 for the fiscal year ended June 30, 2003. This $731,900 increase was primarily due to the non-cash grant income of $732,000 and an increase in interest income of approximately $450,000 earned on cash and cash equivalents. In the fiscal year ended June 30, 2003, we recognized approximately $438,000 in other income related to the September 11, 2001 attack in New York City.

Back to Contents

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

Back to Contents

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

Back to Contents

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

Liquidity and Capital Resources

Our primary sources of funds to date have been the issuance of equity securities and the incurrence of third party debt. The principal balance of long-term debt at June 30, 2004 totaled $256,239, of which $88,239 relates to a note payable to our Chief Executive Officer in connection with the purchase of 100 shares of Series A Preferred Stock. The balance relates to a note payable to Empire State Development Corporation for the repayment of a grant, as more fully described below.

As discussed in further detail below, in February 2004, we sold a total of 5,360,370 common shares in private placements pursuant to Section 4(2) of the Securities Act and Rule 506, promulgated thereunder. We realized gross proceeds of $73,705,000 from these transactions and received net proceeds of approximately $69.1 million after payment of offering expenses and broker commissions.

Our DJS subsidiary has a $2.5 million revolving line of credit with a financial institution which is collateralized by all assets of DJS and which we agreed to guarantee. The agreement restricts DJS from making cash advances to AHC without obtaining a waiver from the financial institution. The interest rate is prime plus 1.75% with a minimum prime rate of 7%. DJS may borrow on this line based on a formula of qualified accounts receivable and inventory. The outstanding balance on this line of credit was $571,622 at June 30, 2004.

Property and equipment expenditures totaled $241,897, capitalized software development expenditures totaled $433,794 and other intangible assets expenditures totaled $491,903 for the year ended June 30, 2004, respectively. There are no significant purchase commitments outstanding.

In June 1999, we completed construction of a new office and production facility in Schenectady, New York for approximately $2,300,000. We were awarded a grant totaling $1,000,000 from the Empire State Development Corporation (ESDC) (an agency of New York state) to be used towards the construction of this facility. The grant stipulated that we were obligated to achieve certain annual employment levels between January 1, 2002 and January 1, 2004 or some or all of the grant will have to be repaid. Although we did not achieve the agreed upon employment levels, we entered into an agreement with the ESDC regarding the repayment of the grant award. Beginning September 2003, we agreed to repay $268,000 of the grant amount at the rate of $10,000 per month, interest free. As a result of this arrangement, we recognized $732,000 of the deferred grant amount as other income during the fiscal year ended June 30, 2004. The remaining $268,000 of the grant amount was reclassified as long-term debt. During fiscal 2004, we repaid $100,000 of this amount. The remainder of the financing for the new facility, totaling approximately $1.4 million, was provided by a local financial institution in the form of a mortgage loan. We repaid the full amount of the mortgage in March 2004.

Back to Contents

Cash Flows

During the fiscal year ended June 30, 2004, we incurred a net loss of $15,669,193. Cash used in operating activities totaled $6,659,728 for the year ended June 30, 2004 compared to $5,189,117 used in operating activities for the year ended June 30, 2003. Our cash balance increased from $3,460,446 at June 30, 2003 to $73,989,823 at June 30, 2004, due to private financings which was offset by our operating losses.

To date, we have been largely dependent on our ability to sell additional shares of our common stock or other securities to fund our operating deficits. Under our current operating plan to introduce our Authentidate technology, our ability to improve operating cash flow is highly dependent on the market acceptance of our Authentidate related businesses. As described below, during the fiscal year ended June 30, 2004, we consummated four separate private placements of our securities and received a net aggregate amount of approximately $71.9 million from such transactions.

Our available cash balance at June 30, 2004 totaled $73,989,823. We believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

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

Back to Contents

Financing Activities

2004 Fiscal Year

During the 2004 fiscal year we completed the private financings described below in order to address our working capital needs.

On September 12, 2003, we completed the sale of $2,470,000 of our securities to certain accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder. We received net proceeds of approximately $2,300,000, after paying all fees and expenses. We have been applying these proceeds to working capital and general corporate purposes. In the transaction, we sold $2,470,000 of convertible debentures to the investors and warrants to purchase an aggregate of 247,000 shares of common stock. The debentures are convertible into shares of our common stock at an initial conversion price of $3.00 per share and the warrants are exercisable into shares of common stock at an initial price of $3.00 per share. The other terms and conditions of the debentures and warrants are the same as set forth in the debentures and warrants issued in the first tranche of this transaction in October 2002. As previously discussed, the convertible debentures issued in this transaction were converted into shares of common stock during the fiscal quarter ended December 31, 2003.

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

In February 2004, we completed private offerings of our common stock to certain accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D, promulgated thereunder. We sold a total of 5,360,370 common shares at a price of $13.75 per share and realized gross proceeds of $73,705,000. After payment of offering expenses and broker commissions we realized approximately $69.1 million in net proceeds. We will use the proceeds to strengthen our balance sheet, develop a back-up data center for Authentidate Inc. as well as for sales and marketing activities and general corporate purposes.

Back to Contents

The securities sold in each of the foregoing transactions were restricted securities under the terms of Regulation D and may not be transferred or resold for a period of one year, except pursuant to registration under the Securities Act or an exemption thereunder. Pursuant to registration rights agreements entered into with the investors in these financings, registration statements were filed with and declared effective by the Securities and Exchange Commission registering the shares of common stock sold in or issuable pursuant to these transactions.

2003 Fiscal Year

During the 2003 fiscal year we consummated various private placements to address our cash needs, as described below. During the quarter ended September 30, 2002, we consummated a private placement of our securities pursuant to Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder. The securities were offered at a purchase price of $3.03 per unit. We sold an aggregate of 660,077 units of our securities, each unit comprised of one share of common stock and one warrant to purchase .20 shares of common stock. The warrants are exercisable at $3.26 per share for a period of five years from the date of issuance. We received approximately an aggregate of $1,955,000 in net proceeds after payment of expenses. The proceeds were used to fund business development, marketing and sales efforts for the Authentidate software services, along with our general working capital needs.

In October 2002, we sold convertible debentures with a face value of $3,700,000 to institutional investors and warrants to purchase 444,000 shares of common stock. The debentures are convertible into shares of our common stock at an initial conversion price of $2.50 per share. The debentures are due three years from the date of issuance and accrue interest at the rate of 7% per annum, payable quarterly in arrears. At our option, the interest may be paid in either cash or additional shares of common stock. The warrants are exercisable for a period of four years from the date of issuance and are initially exercisable at $2.50 per share. The conversion price of the debentures and the exercise price of the warrants are subject to adjustment in the event we issue common stock or securities convertible into common stock at a price per share of common stock less than the conversion price or exercise price on the basis of a weighted average formula. In addition, the conversion price of the debentures and the exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock split, combination of shares or recapitalization. As previously reported, the convertible debentures issued in this transaction were converted into shares of common stock during the fiscal year ended June 30, 2004.

In this transaction we were granted the option to sell another $2,470,000 of convertible debentures to the same investors provided that our common stock maintains a trading price at or above $3.00 per share for the 15 trading days preceding the election to sell additional debentures. As described above, we exercised this right in September 2003.

Back to Contents

In May 2003, we completed a similar sale of convertible debentures in the amount of $2,725,300 and warrants to purchase 419,279 shares of common stock to certain institutional and accredited investors. The debentures are convertible into shares of our common stock at an initial conversion price of $2.60 per share. The debentures are due three years from the date of issuance and accrue interest at the rate of 7% per annum, payable quarterly in arrears. At our option the interest may be paid in either cash or additional shares of common stock. The warrants are exercisable for a period of five years from the date of issuance and 50% of the warrants are initially exercisable at $2.60 per share and the remaining 50% of the warrants are initially exercisable at $2.86 per share. The conversion price of the debentures and the exercise price of the warrants are subject to adjustment at any time as the result of subdivision, stock split, combination of shares or recapitalization. As previously reported, the convertible debentures issued in this transaction were converted into shares of common stock during the fiscal year ended June 30, 2004.

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

The securities sold in the above offerings were restricted securities under the terms of Regulation D and may not be transferred or resold for a period of one year, except pursuant to registration under the Securities Act or an exemption hereunder. Pursuant to registration rights agreements entered into with the investors in these financings, registration statements were filed with and declared effective by the Securities and Exchange Commission registering the shares of common stock sold in or issuable pursuant to these transactions.

Other Events

During the quarter ended December 31, 2003, we exercised our right to require the holders of an aggregate amount of $8,895,300 of convertible debentures to convert the entire outstanding principal amount of their debentures into shares of our common stock. The conversion of these debentures has resulted in our issuance of an aggregate amount of 3,351,527 shares of our common stock to the holders of the debentures. The specific debentures subject to this conversion requirement are an aggregate principal amount of $3,700,000 of convertible debentures issued in October 2002, an aggregate principal amount of $2,725,300 of convertible debentures issued in May 2003 and an aggregate principal amount of $2,470,000 of convertible debentures issued in September 2003. We expensed the debt discount as interest expense related to these debenture issues during the quarter ended December 31, 2003. During the year ended June 30, 2004 and prior to the conversion, we recognized approximately $300,000 of amortization expense related to the beneficial conversion feature and debt discounts. During the year ended June 30, 2004, upon conversion, we expensed the entire balance of unamortized beneficial conversion feature and debt discount and charged approximately $5.1 million to interest expense, all of which is a non cash interest charge. In addition, we expensed all unamortized deferred financing costs related to these three debenture issues during the year ended June 30, 2004, in the amount of approximately $500,000 as interest expense. We will save approximately $623,000 in interest payments annually as a result of these conversions.

Back to Contents

In April 2003, the audit committee of our Board of Directors approved our plan to purchase all of the outstanding Series A Preferred Stock from our Chairman and Chief Executive Officer. Our Series A Preferred Stock provides the holder with the ability to elect a majority of our Board of Directors. We agreed with our Chief Executive Officer on a total purchase price for this transaction of $850,000 which represents a discount as compared to the appraised value of the shares of Series A Preferred Stock of $1.1 million, which was determined by an independent appraisal and valuation firm. Our Board ordered this valuation prior to agreeing upon the purchase price for the shares of Series A Preferred Stock. The purchase was consummated in June 2003. At the closing, $70,000 was paid in cash, $485,000 was offset against loans owed to us by our Chief Executive Officer and the remainder will be paid in monthly installments of $15,000, without interest, which payments commenced July 2003. As of June 30, 2004, we owed $88,239 to our Chief Executive Officer under this arrangement. Subsequent to the fiscal year end, we repaid this note in full.

During the quarter ended March 31, 2003, we acquired the remaining outstanding shares of capital stock of our subsidiary, Trac Medical Solutions, Inc., previously held by four other shareholders. Prior to the acquisition, we owned 85.8% of the outstanding stock of Trac Medical. As a result of the acquisition, we now own 100% of Trac Medical. Pursuant to the Stock Purchase Agreement dated as of March 13, 2003, we issued an aggregate of 130,000 shares of our common stock to the sellers, and also issued to the sellers who will continue as employees of Trac Medical 20,000 options to purchase shares of common stock at an exercise price equal to the closing price of our common stock as of the closing date of the transaction. In addition, these sellers were eligible to receive up to an aggregate amount of 75,000 additional shares of our common stock in the event that Trac Medical achieved certain sales and income performance targets during the twelve month period from October 1, 2002 to September 30, 2003. Upon achievement of each performance target, we will recognize compensation expense for such additional shares based on the fair value of the shares issued. Additional bonus options of up to 525,000 options may be granted in fiscal year 2005 if certain sales and income performance targets are met in these years. Upon achievement of these performance targets, the bonus options will be issued to the employees at an exercise price equal to the fair value of our common stock on the grant issuance date. The performance targets have not been achieved as of June 30, 2004. In addition, the sellers agreed to place an aggregate of 52,000 shares of the common stock issued to them into a six month escrow to provide for potential breaches of representations and warranties contained in the Stock Purchase Agreement regarding the financial condition and operations of Trac Medical. The parties completed the transaction effective on March 18, 2003. These shares have been released from escrow to the sellers.

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

Back to Contents

We have also been advised of a claim by Shore Venture Group concerning additional shares of the Common Stock of our subsidiary, Authentidate, Inc. and one of our patent applications. We are continuing to conduct settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. If the settlement results in our purchase of Shore Venture’s interest in Authentidate in excess of the then fair value of the Authentidate shares, such excess may be recorded as a charge to operations. Based on the settlement negotiations held between the parties to date, management believes that the resolution of all of our claims with Shore Venture will not have a materially adverse effect on our financial condition.

Contractual Commitments

The following is a summary of the contractual commitments associated with our debt and lease obligations, as well as our purchase commitments as of June 30, 2004:

	Payment due by period

		Less than			More than 5
Contractual Obligations*	Total	1 year	1-3 years	3-5 years	years

Long-term Debt Obligations (1)	$256,239	$208,239	$48,000	$0	$0
Capital Lease Obligations (2)	$117,672	$81,625	$36,047	$0	$0
Operating Lease Obligations (2)	$933,475	$535,237	$398,238	$0	$0
Purchase Obligations	N/A	N/A	N/A	N/A	N/A

Total	$1,307,386	$825,101	$482,285	$0	$0

(1)	Long-term debt obligations consist of $168,000 payable to the Empire State Development Corporation and a note payable of $88,239 payable to our Chief Executive Officer in connection with the purchase 100 shares of Series A Preferred Stock, which note was paid in full subsequent to the fiscal year ended June 30, 2004. The long-term debt amounts exclude interest.

(2)	Capital and operating lease obligations consist of leases for equipment and facilities.

*	We have certain royalty commitments associated with the sale and licensing of certain products. Royalty expense is generally based on a percentage of underlying revenues which we may derive from our products. At June 30, 2004 we had no royalty liability.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2004, we were not aware of any obligations under such indemnification agreements that would require material payments.

Back to Contents

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us. However, price deflation in the major categories of components we purchase for DocStar has been substantial and is anticipated to continue through fiscal 2004. Typically, new components such as new generations of microprocessors and new optical disk drive technologies etc. are introduced at premium prices, by its vendors. During this period, we earn lower margins on our products. As the life cycle progresses competitive pressures could force vendor prices down and thus improve our profit margins. We do not believe that competitive pressures will require us to lower our DocStar selling price. Because much of DJS’s business is service-related, price deflation has less of an impact on DJS’s profits. We do not believe that the impact of inflation will have a significant impact on our Authentidate business lines.

New Accounting Pronouncements

There were no new accounting pronouncements issued during fiscal year 2004 that require adoption by us.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We have approximately $74 million invested in cash and cash equivalents as of June 30, 2004. We do not believe that any of our financial instruments have significant risk associated with market sensitivity. Our exposure to financial market risks from changes in foreign currency exchange rates has been minimal to date and we are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

Interest Rate Risk

At any time, fluctuations in interest rates could affect interest earnings on our cash and cash equivalents. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio. At June 30, 2004, our cash and cash equivalents totaled $73,989,823, most of which was invested in money market accounts, the remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses.

Back to Contents

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal fourth quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

Item 9B.	Other Information.

On September 1, 2004, pursuant to our Non-Executive Director Stock Option Plan, we granted our non-executive directors options to purchase shares of our common stock at an exercise price of $7.15 per share, which represents the closing selling price per share of our common stock on the Nasdaq National Market on September 1, 2004. Each of Mr. Charles C. Johnston, Mr. J. Edward Sheridan and Mr. J. David Luce were granted 10,000 options and Mr. F. Ross Johnson, was granted 7,500 options. The options are governed by our standard form stock option agreement, a copy of which is filed as an exhibit to this Annual Report on Form 10-K, and the terms of our 2001 Non-Executive Director Stock Option Plan, as amended. The options are immediately vested, exercisable for a period of five years (subject to earlier termination under certain circumstances) and were granted on a non-discretionary basis pursuant to our Non-Executive Director Stock Option Plan.

Back to Contents

PART III

Item 10.	Directors and Executive Officers of the Registrant

MANAGEMENT

Our executive officers and directors are as follows:

Name	Age	Office

John T. Botti	40	President, Chief Executive Officer and Chairman of
		the Board

J. Edward Sheridan	67	Director

Charles C. Johnston	68	Director

J. David Luce	42	Director

F. Ross Johnson	72	Director

John J. Waters	59	Executive Vice President – Administration and Finance and Director

Peter R. Smith	43	Executive Vice President and Chief Operating Officer, Authentidate Group

Dennis H. Bunt	50	Chief Financial Officer

Thomas Franceski	41	Vice President, Technology Products Group and President, DJS Marketing and DocStar division

Jan C. Wendenburg	43	President, Authentidate International AG

Jeffrey Frankel	41	President, Trac Medical Solutions, Inc.

All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are elected annually by, and serve at the discretion of, the Board of Directors. There are no familial relationships between or among any of our officers or directors.

During the 2004 fiscal year, Mr. Steven Kriegsman, who had served as a director since 1997, agreed not to stand for reelection at our Annual Meeting of Stockholders held on March 3, 2004. In addition, Mr. Harry J. Silverman, who was appointed to our board in December 2003, resigned from our board in May 2004. Subsequent to the end of fiscal 2004, we appointed Mr. John J. Waters to serve on our board due to the vacancy created by Mr Silverman’s departure. Subsequently, we retained Mr. Waters as our Executive Vice President – Chief Administrative Officer.

John T. Botti, a co-founder, has served as President, Chief Executive Officer and Director since our incorporation in August 1985. Mr. Botti graduated from Rensselaer Polytechnic Institute with a B.S. degree in electrical engineering in 1994 with a concentration in computer systems design and in 1996 earned a Master of Business Administration degree from RPI.

Back to Contents

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

Charles C. Johnston, has served as a director since December 1997. Mr. Johnston has been the Chairman and Chief Executive Officer of J & C Resources, LLC since 1987 and has held a number of executive positions in other private companies during his business career. He received his Bachelor of Science degree in 1957 from Worcester Polytechnic Institute and serves as a trustee of Worcester Polytechnic Institute. He currently serves as a Director of McData Corporation, Internet Commerce Corp. and Visual Data Corp.

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

F. Ross Johnson joined our Board of Directors in December, 2003. Presently, Mr. Johnson is the Chairman and Chief Executive Officer of the RJM Group, a management advisory and investment firm. Mr. Johnson has held these positions since 1989. Mr. Johnson is also a member of the International Advisory Council of the Power Corporation of Canada, a position he has held for fifteen years. Mr. Johnson was the former Chairman of the Economic Club of New York and RJR/Nabisco, Inc. and has served on the Board of Directors of American Express, Inc. and Power Corporation of Canada.

John J. Waters joined our Board of Directors on July 8, 2004. On July 19, 2004, Mr. Waters was appointed as our Executive Vice President – Chief Administrative Officer. From 1967 through 2001, Mr. Waters held various executive positions at Arthur Andersen LLP, including Partner in Charge-Entertainment Industry Program; Partner in Charge-Manufacturing Industry Program; and Partner in Charge (Audit) - Transaction Advisory Industry Program. From 2002 until joining our company, Mr. Waters provided consulting services for several private equity firms. Mr. Waters holds a Bachelor’s degree in Business Administration from Iona College and is a Certified Public Accountant in the State of New York, as well as a member of AICPA and New York State Society of CPA’s.

Back to Contents

Peter R. Smith joined Authentidate Holding Corp. as its Chief Operating Officer on November 17, 2003. Until joining Authentidate, Mr. Smith served as the Chief Operations Officer and President of the London Fog Retail division of London Fog Industries since May 1999. From 1996 to 1999, Mr. Smith served as the Vice President of Operations and Planning of Pacific Trail Outerwear. Prior to that, Mr. Smith held various other positions with London Fog Industries from 1994 to 1996, including Vice President, Business Systems, where he oversaw London Fog’s IT Department, and Vice President, Planning. From 1990 to 1993, Mr. Smith served as the President of White Automation, Inc., a materials handling business which he founded. Mr. Smith received his B.A. in Administration and Economics from Franklin and Marshall College.

Dennis H. Bunt has been our Chief Financial Officer since September 1992. Mr. Bunt has more than 28 years of financial management experience, primarily with high-technology companies. Mr. Bunt was Chief Financial Officer of The Michaels Group from 1986 – 1992. Prior to that, he was division controller of Mechanical Technology, Inc. from 1980 – 1986 and was a financial analyst with General Electric from 1979 - 1980. Mr. Bunt is a certified public accountant and worked for the Boston office of KPMG from 1976 to 1979. Mr. Bunt received his M.B.A. from Babson College in 1979 and received his B.S. in Accounting from Bentley College in 1976.

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

Back to Contents

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

Meetings of the Board of Directors

During the fiscal year ended June 30, 2004, our Board of Directors met on 6 occasions and voted by unanimous written consent on 7 occasions. No member of the Board of Directors attended less than 75% of the aggregate number of (i) the total number of meetings of the Board of Directors or (ii) the total number of meetings held by all Committees of the Board of Directors. Our independent directors met in executive sessions on one occasion during the fiscal year ended June 30, 2004.

Committees of the Board of Directors

The Board of Directors presently has four committees: Audit, Management Resources and Compensation, Nominating and Corporate Governance and Executive. Our Board of Directors currently consists of six individuals, four of whom are independent directors as defined in the Marketplace Rules of The Nasdaq Stock Market. Our independent directors are J. Edward Sheridan, Charles J. Johnston, J. David Luce and F. Ross Johnson. In December 2003, we established a Finance and Strategic Planning Committee of our Board. Our Board of Directors determined to terminate this committee, however, subsequent to the closing of our private financing in February 2004. The members of this committee were John T. Botti, Charles C. Johnston and J. David Luce.

Audit Committee.The members of the Audit Committee are presently J. Edward Sheridan, F. Ross Johnson and J. David Luce. Mr. Sheridan serves as the Chairman of the Audit Committee. Each of these individuals are independent members of our Board of Directors. Mr. Luce was appointed to our Audit Committee to fill the vacancy created by the resignation of Harry J. Silverman from our Board of Directors in May 2004. Similarly, Mr. Sheridan was named the Chairman of the Audit Committee subsequent to Mr. Silverman’s departure. The Audit Committee acts to: (i) acquire a complete understanding of our audit functions; (ii) review with management the finances, financial condition and our interim financial statements; (iii) review with our independent auditors the year-end financial statements; and (iv) review implementation with the independent auditors and management any action recommended by the independent auditors. Our Board of Directors has adopted a Restated and Amended Charter governing the activities of the Audit Committee, which was filed as an exhibit to our Definitive Proxy Statement dated December 31, 2003. During the fiscal year ended June 30, 2004, the Audit Committee met on 3 occasions.

Back to Contents

Audit Committee Financial Expert

Our Board of Directors has determined that Audit Committee member J. Edward Sheridan is our audit committee financial expert as defined in Item 401(h) of Regulation S-K, and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Management Resources and Compensation Committee.The members of the Management Resources and Compensation Committee are J. Edward Sheridan and F. Ross Johnson, who are both independent members of our Board of Directors. Mr. Sheridan serves as Chairman of this committee. Mr. Harry Silverman served on this committee from March 2004 until his resignation from the board in May 2004. The functions of this committee includes administration of our 2000 Employee Stock Option Plan, 1992 Employee Stock Option Plan and the negotiation and review of all employment agreements of our executive officers. During the fiscal year ended June 30, 2004, the Management Resources and Compensation Committee held 3 meetings and voted by unanimous written consent on 3 occasions.

Nominating and Corporate Governance Committee. We established our Nominating and Corporate Governance Committee in December 2003. Presently, the members of this committee are J. Edward Sheridan and F. Ross Johnson, who are both independent members of our Board of Directors. Mr. Johnson serves as the chairman of this committee. Mr. Harry Silverman served on this committee from March 2004 until his resignation from the board in May 2004. Our Board of Directors has adopted a charter governing the activities of the Nominating and Corporate Governance Committee, which may be viewed online on our Web site at www.authentidatehc.com. Pursuant to its charter, the Nominating and Corporate Governance Committee’s tasks include reviewing and recommending to the Board issues relating to the Board’s composition and structure; establishing criteria for membership and evaluating corporate policies relating to the recruitment of Board members; implementing and monitoring policies regarding principles of corporate governance in order to ensure the Board’s compliance with its fiduciary duties to the company and its shareholders; and making recommendations regarding proposals submitted by shareholders. During the fiscal year ended June 30, 2004, the Nominating and Corporate Governance Committee held 4 meetings.

Executive Committee.The members of the Executive Committee are currently John T. Botti, Charles C. Johnston and J. David Luce. Mr. Botti serves as the Chairman of the Executive Committee. The Executive Committee has all of the powers of the Board of Directors except it may not; (i) amend the Certificate of Incorporation or Bylaws; (ii) enter into agreements to borrow money in excess of $250,000; (iii) to grant security interests to secure obligations of more than $250,000; (iv) authorize private placements or public offerings of our securities; (v) authorize the acquisition of any major assets or business or change our business; or (vi) authorize any employment agreements in excess of $75,000. The Executive Committee meets when actions must be approved in an expedient manner and a meeting of the Board of Directors cannot be convened. During Fiscal 2004, the Executive Committee did not deem it necessary to meet but voted by unanimous written consent on 3 occasions.

Back to Contents

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks between the members of our Management Resources and Compensation Committee and any other entity. At present, J. Edward Sheridan and F. Ross Johnson are the members of the compensation committee. J. David Luce and Charles C. Johnston served on our Management Resources and Compensation Committee until March 2004. During the fiscal year ended June 30, 2004, none of the members of the Board’s compensation committee (a) was an officer or employee of AHC during the last fiscal year; (b) was formerly an officer of AHC or any of its subsidiaries; or (c) had any relationship with AHC requiring disclosure under Item 404 of Regulation S-K, except that Mr. J. David Luce, and an affiliate of Mr. Charles C. Johnston, participated in our private sale of debentures in May, 2003. These debentures were converted into shares of our common stock during the quarter ended December 31, 2004. Additional information pertaining to the interests of Mr. Luce and Mr. Johnston in these transactions is set forth under Item 13., “Certain Relationships and Related Transactions”.

Certain Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and officers, and persons who own, directly or indirectly, more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (“SEC”) reports of ownership and reports of changes in ownership of common stock and other equity securities we issue. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such reports received by us, we believe that all Section 16(a) filing requirements applicable to officers, directors and 10% shareholders were complied with during the 2004 fiscal year.

Code of Ethics

On July 31, 2003, our Board of Directors approved the Code of Ethics and Business Conduct for our company. Our Code of Ethics and Business Conduct covers all our employees and Directors, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Ethics and Business Conduct was filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003. We did not amend or waive any provisions of the Code of Ethics and Business Conduct during the year ended June 30, 2004.

Back to Contents

Item 11.	Executive Compensation

The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-K) compensation awarded to, earned by, we paid during the years ended June 30, 2004, 2003 and 2002 to each of the named executive officers.

SUMMARY COMPENSATION TABLE

Annual Compensation

							Long Term
							Compensation Awards

									No. of
							Restricted		Securities
	Fiscal				Other Annual		Stock		Underlying
Name and Principal Position	Year	Salary		Bonus	Compensation		Award(s)		Options/ SARs

John Botti	2004	$307,336		$165,000	$6,812	(1)	0	(2)	450,000
Chairman, President and	2003	$305,671		$0	$4,380		0		0
Chief Executive Officer	2002	$291,630		$0	$7,910		0		0

Peter R. Smith	2004	$250,000	(5)	$25,000	$88	(6)	0		300,000
Executive Vice President -
Chief Operating Officer

Dennis H. Bunt,	2004	$159,179		$0	$8,162	(3)	0		80,000
Chief Financial Officer	2003	$146,669		$0	$6,190		0		65,000
	2002	$126,612		$0	$5,426		0		0

Thomas Franceski,	2004	$168,461		$55,326	$9,576	(4)	0		50,000
Vice President	2003	$158,462		$59,984	$9,376		0		0
	2002	$146,231		$19,197	$11,634		0		100,000

Jan C. Wendenburg, President –	2004	$292,962	(7)	$12,500	$22,020	(8)	$37,810	(9)	0
Authentidate International AG

(1)	Includes: (i) for 2004, automobile expenses of $2,836, premium on life insurance of $176 and matching contributions to AHC’s 401(k) plan of $3,600; (ii) for 2003, automobile and expenses of $3,170, $1,304 for personal cell phone allowance and premiums on life insurance of $176; and (iii) for 2002, automobile and expenses of $2,985, $2,095 for a personal cell phone allowance, matching contributions to AHC’s 401(k) plan of $2,654 and payment of premium on term life insurance of $176.
(2)	No restricted stock awards were granted to Mr. Botti in fiscal 2004. Mr. Botti, however, owned 318,746 restricted shares of our Common Stock on June 30, 2004, the market value of which was $10.94 per share on such date, without giving effect to the diminution in value attributed to the restriction on such shares.
(3)	Includes: (i) for 2004, automobile expenses of $3,271, premiums on life insurance of $176 and matching contributions to AHC’s 401(k) plan of $4,715; (ii) for 2003, automobile and expenses of $2,181, premiums on life insurance of $176 and matching contributions to AHC’s 401(k) plan of $3,883; and (iii) for 2002, premiums on a term life insurance policy of $176 and matching contributions to AHC’s 401(k) plan of $5,250.
(4)	Includes (i) for 2004, automobile expenses of $6,000, premiums on life insurance of $176 and matching contributions to DJS’s 401(k) plan of $3,400; (ii) for 2003, automobile expenses of $6,000, matching contributions to DJS’ 401(k) plan of $3,200 and $176 in premiums on a term life insurance policy; and (iii) for 2002, automobile expenses of $6,000, matching contributions to DJS’s 401(k) plan of $5,458 and premiums on a term life insurance policy of $176.
(5)	Mr. Smith joined Authentidate in November 2003. Amount shown in table is prorated from the date Mr. Smith commenced employment.
(6)	Includes for 2004, premium on life insurance.

Back to Contents

(7)	Represents annual salary of €246,000 converted to U.S. dollars at an averaged exchange rate of 0.8397 over the fiscal year ended June 30, 2004.
(8)	Includes for 2004, automobile and related-expenses of $22,020.
(9)	Reflects grant of 2,390 restricted shares of common stock on February 23, 2004, based on a market value of a share of our common stock on such date of $15.82.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

					Potential Realizable Value
					At Assumed Annual Rates
					of Stock
					Price Appreciation For		Alternative to
			Individual Grants		Option		(f) and (g)
					Term		Grant Date Value
		Percent of
	Number of	Total
	Securities	Option/
	Underlying	SARs Granted	Exercise of				Grant Date
	Option/SARs	To Employees	Base Price	Expiration	5% ($)	10% ($)	Present Value $
Name	Granted (#)	In Fiscal Year	(S/Sh)	Date	(f)	(g)	(h)
(a)	(b)	(c)	(d)	(c)

John T. Botti	450,000	35.3%	$3.15	9/5/08	$391,629	$865,398
Peter R. Smith	300,000	23.5%	$13.95	11/17/08	$1,156,238	$2,554,984
Dennis H. Bunt	80,000	6.3%	$15.33	2/5/09	$338,832	$748,729
Thomas Franceski	50,000	3.9%	$5.11	9/29/08	$70,590	$155,985
Jan C. Wendenburg	0	N/A	N/A	N/A	N/A	N/A

No Stock Appreciation Rights were granted to any of the named executive officers during the last fiscal year.

Back to Contents

AGGREGATED OPTION/SAR EXERCISES IN LAST
FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table contains information with respect to the named executive officers concerning options held as of the year ended June 30, 2004.

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options as of June 30, 2004 Exercisable/Unexercisable	Value of Unexercised In-the- Money Options at June 30, 2004(1) Exercisable/Unexercisable

John T. Botti	0	$0	1,484,668/300,000	$9,702,623/2,337,000
Peter R. Smith	0	$0	75,000/225,000	0/0
Dennis H. Bunt	0	$0	150,182/106,667	$911,107/225,069
Thomas Franceski	0	$0	185,000/50,000	$2,023,900/547,000
Jan C. Wendenburg	0	$0	190,000/50,000	$1,623,700/320,000

(1) Based upon the closing price ($10.94 per share) of our common stock on June 30, 2004 less the exercise price for the aggregate number of shares subject to the options.

Employment, Severance and Change of Control Agreements

As of July, 2003, we entered into a new three year employment agreement with our Chief Executive Officer, which expires on June 30, 2006. This agreement automatically renewed for one additional year according to its terms. The agreement provides for:

•	a base salary of $332,750 in the first year of the agreement;
•	a bonus of up to 50% of his base salary as may be awarded in the discretion of the Board of Directors;
•	certain insurance and severance benefits;
•	a grant of options to purchase 450,000 shares of common stock under our 2000 Employees Stock Option Plan;
•	a severance payment of two year’s base compensation in the event his employment is terminated or not renewed without cause;
•	in the event Mr. Botti’s employment is terminated in connection with or following a change of control of our company, Mr. Botti will also be entitled to a payment equal to three times his five year average annual compensation, plus a tax gross up provision in the event the change of control is a sale or merger where our company is valued at $100,000,000 or more; and
•	automobile and expenses.

We are currently negotiating the terms of a one-year employment agreement with Mr. John J. Waters, our Executive Vice President – Chief Administrative Officer. The definitive agreement will provide for a basic salary of $275,000, a grant of 300,000 stock options, and bonus and severance provisions.

Back to Contents

In November 2003, we retained Peter R. Smith to serve as our Chief Operating Officer, on an at-will basis, upon the following terms:

•	a base salary of $250,000;
•	a bonus of up to $75,000 per year based upon the achievement of certain milestones;
•	a grant of options to purchase 300,000 shares of common stock under our 2000 Employees Stock Option Plan, with 75,000 options vesting immediately and the balance vesting over a four year period;
•	a severance payment equal to six months of his base compensation in the event his employment is terminated or not renewed without cause;
•	insurance benefits; and
•	travel and lodging expenses for a period of six months and reasonable relocation fee.

In October 2000, we entered into an employment agreement with our Chief Financial Officer which provides:

•	an annual salary of $100,000 increasing to $110,000 on January 1, 2001;
•	annual increases every October to be determined by the Compensation Committee of the Board of Directors;
•	eligibility for annual bonuses at the discretion of the Compensation Committee of the Board of Directors;
•	a severance agreement equal to twelve months salary;
•	the award of Authentidate, Inc. stock options equal to 1.25% of the outstanding stock, convertible into AHC stock options upon the approval of such conversion by our shareholders.

Back to Contents

In March 2002, Authentidate International, AG entered into a three-year employment agreement with its Chief Executive Officer, Mr. Jan Wendenburg. The agreement provides for:

•	a base salary of €231,000 with annual increases of 5%;
•	a bonus of up to 50% of the base salary in the event Authentidate International achieves the operating targets approved by AHC’s Board of Directors;
•	a severance payment not to exceed 18 months of his base salary or until he obtains alternative employment; and
•	184,000 stock options vesting over three years at an exercise price of $4.54 per share.

Compensation of Directors

Non-employee directors were compensated for their services during the last fiscal year in the amount of $5,000 annually. Under our Non-Executive Director Stock Option Plan, these directors also receive options to purchase 10,000 shares for each year of service on our Board of Directors, pro rata, based on the length of service during each year. These directors are also reimbursed for expenses incurred in order to attend meetings of the Board of Directors.Directors also receive 20,000 stock options upon being elected to the Board.

Effective January 1, 2004, non-executive directors are compensated as follows. Each non-executive director shall receive an annual retainer of $5,000. In addition, the Chairman of the Audit Committee will receive an additional fee of $2,500 per year and the other Audit Committee members will receive an additional fee of $500 per year. The chairs of the other committees of the Board will receive an additional annual fee of $1,500. Further, non-executive directors will receive $1,000 for each meeting of the board of directors attended in person and $500 for each meeting of the board of directors attended via conference call; $500 for each meeting of a committee of the board of directors attended in person and $250 for each meeting of a committee of the board of directors attended via conference call. Our non-executive directors will continue to receive options to purchase 10,000 shares for each year of service under the Non-Executive Director Stock Option Plan and are reimbursed for expenses incurred in order to attend meetings of the Board of Directors. Pursuant to our Non-Executive Director Stock Option, as amended at our Annual Meeting of Stockholders held on March 4, 2004, non-executive directors will receive 40,000 stock options upon being elected to the Board and have the ability to purchase up to $100,000 restricted shares of our common stock at a per share purchase price of 80% of the fair market value of our common stock during the initial twelve month period following their election to the Board.

Back to Contents

Stock Option Plans

In March 2001, our shareholders approved the 2000 Employees Stock Option Plan (the “2000 Plan”) which provides for the grant of options to purchase up to 5,000,000 shares of our common stock. In July 2001, we filed a registration statement with the SEC to register the shares issuable upon exercise of the options granted or which may be granted under the 2000 Plan. Our shareholders were asked to adopt the 2000 Plan since there were no additional shares available for issuance under the 1992 Plan, the 1992 Plan was to expire in April 2002 and shareholder approval would have been required to increase the number of shares subject to the 1992 Plan. In March 2004, our shareholders approved an amendment to the 2000 Plan to increase the number of options which we can grant pursuant to the 2000 Plan to 10,000,000 shares. The purpose of the amendment was to ensure that we will have a sufficient reserve of common stock available under the 2000 Plan to provide our employees with the continuing opportunity to acquire a proprietary interest in our company.

In April 1992, we adopted the 1992 Employees Stock Option Plan (the “1992 Plan”) which provided for the grant of options to purchase up to 600,000 shares of our common stock. On January 26, 1995, our stockholders approved an amendment to the 1992 Plan to increase the number of shares of common stock available under the 1992 Plan to 3,000,000 shares.

Under the terms of the 2000 Plan and the 1992 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422 of the Code, or options which do not so qualify (“Non-ISOs”). As of June 30, 2004, there were outstanding an aggregate of 3,533,994 options under the 2000 Plan and 879,075 options under the 1992 Plan, with exercise prices ranging from $0.01 to $9.125.

The 2000 Plan and the 1992 Plan are administered by the Management Resources and Compensation Committee designated by our Board of Directors. This committee has the discretion to:

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

Under both the 2000 Plan and the 1992 Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent stockholder (as defined in the 2000 Plan and the1992 Plan) such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-ISOs options may be less than such fair market value. The aggregate fair market value of shares subject to options granted to a participant which are designated as ISOs which become exercisable in any calendar year shall not exceed $100,000. The “fair market value” will be the closing NASDAQ bid price, or if our common stock is not quoted by NASDAQ, as reported by the National Quotation Bureau, Inc., or a market maker of our common stock, or if the common stock is not quoted by any of the above, by the Boa rd of Directors acting in good faith.

Back to Contents

Previously, the Management Resources and Compensation Committee was authorized to grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option. In light of the passage of the Sarbanes-Oxley Act of 2002, the committee will no longer undertake any such actions. In the past, no loans were given or guaranteed to employees to pay taxes in connection with the exercise of options granted pursuant to our employee stock option plans.

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

In March 2004, our shareholders approved two amendments to the 2001 Director Plan. First, shareholders approved an amendment to the 2001 Director Plan to increase the size of the option awards to eligible directors upon being initially elected or appointed to the Board to 40,000 options. Second, our shareholders approved an amendment to the 2001 Director Plan to provide that non-executive directors, upon joining the Board and for a period of one year thereafter, will be entitled to purchase restricted stock from us at a price equal to 80% of the closing price on the date of purchase up to an aggregate purchase price of $100,000.

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

Back to Contents

As of June 30, 2004, there are outstanding 50,000 options under the 1992 Director Plan and 102,500 options have been granted under the 2001 Director Plan. The options outstanding have exercise prices ranging from $0.84 to $10.58. On September 1, 2004, we granted an aggregate of 37,500 options to our non-employee directors pursuant to the 2001 Director Plan. These options have an exercise price of $7.15 per share.

The exercise price for options granted under the both the 2001 and 1992 Director Plans is 100% of the fair market value of the common stock on the date of grant. The “fair market value" is the closing price of our common stock as reported by NASDAQ, or if our common stock is not quoted by NASDAQ, the closing bid price as reported by the National Quotation Bureau, Inc., or a market maker of our common stock, or if the common stock is not quoted by any of the above by the Board of Directors acting in good faith. The exercise price of options granted under the 2001 Director Plan must be paid at the time of exercise in cash. Under the 1992 Director Plan, grantees had the option of paying the exercise price either in cash or by delivery of shares of our common stock or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the 2001 or 1992 Director Plan, expires five years from the date of grant. The 2001 and 1992 Director Plans must be administered by either our full Board of Directors or a committee of the Board consisting of not less than two officers who are not entitled to participate in the Director Plan. The administrator has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the administrator will make all determinations of the interpretation of the 2001 and 1992 Director Plans. Options granted under the 2001 and 1992 Director Plans are not qualified for incentive stock option treatment.

Back to Contents

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of September 1, 2004 with respect to (i) each director and each executive officer, (ii) all directors and officers as a group, and (iii) the persons (including any “group” as that term is used in Section l3(d)(3) of the Securities Exchange Act of l934), known by us to be the beneficial owner of more than five (5%) percent of our common stock. Shares of common stock subject to options exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.

		Amount and Nature
Type of	Name and Address of	of Beneficial		Percentage
Class	Beneficial Holder	Ownership (1)		of Class (#)

Common	John T. Botti	1,903,414	(2)	5.5%
	c/o Authentidate Holding Corp.
	2165 Technology Drive
	Schenectady, NY 12308

Common	Dennis Bunt	151,015	(3)	*
	c/o Authentidate Holding Corp.
	2165 Technology Drive
	Schenectady, NY 12308

Common	J. Edward Sheridan	60,000	(4)	*
	c/o Authentidate Holding Corp.
	2165 Technology Drive
	Schenectady, NY 12308

Common	Charles Johnston	284,994	(5)	1.2%
	c/o Authentidate Holding Corp.
	2165 Technology Drive
	Schenectady, NY 12308

Common	J. David Luce	969,725	(6)	2.9%
	c/o Authentidate Holding Corp.
	2165 Technology Drive
	Schenectady, NY 12308

Common	F. Ross Johnson	47,500	(7)	*
	c/o Authentidate Holding Corp.
	2165 Technology Drive
	Schenectady, NY 12308

Back to Contents

Common	John J. Waters	154,500	(8)	*
	c/o Authentidate Holding Corp.
	2165 Technology Drive
	Schenectady, NY 12308

Common	Peter R. Smith	75,000	(9)	*
	c/o Authentidate Holding Corp.
	2165 Technology Drive
	Schenectady, NY 12308

Common	Thomas Franceski	215,809	(10)	*
	c/o Authentidate Holding Corp.
	2165 Technology Drive
	Schenectady, NY 12308

Common	Jan C. Wendenburg	193,390	(11)	*
	c/o Authentidate Holding Corp.
	2165 Technology Drive
	Schenectady, NY 12308

Common	Jeffrey Frankel	65,000	(12)	*
	c/o Authentidate Holding Corp.
	2165 Technology Drive
	Schenectady, NY 12308

Directors/Officers as a group		4,120,347		11.4%
(2)(3)(4)(5)(6)(7)(8)(9)(10)(11)(12)

(1)	Unless otherwise indicated below, each director, officer and 5% shareholder has sole voting and sole investment power with respect to all shares that he beneficially owns.
(2)	Includes vested stock options to purchase 1,584,668 shares of common stock and excludes unvested stock options to purchase 200,000 shares of common stock.
(3)	Includes vested options to purchase150,182 shares of common stock and excludes unvested options to purchase 106,667 shares of common stock.
(4)	Includes vested options to purchase 50,000 shares of common stock.
(5)	Includes vested options to purchase 50,000 shares of Common Stock and the following securities held by J&C Resources, LLC: warrants to purchase 38,462 shares of common stock and 97,692 shares of common stock. Excludes 26,631 shares of common stock owned by CCJ Trust and 20,000 shares of common stock owned by FILIT Trust.
(6)	Includes vested options to purchase 37,500 shares of common stock. Includes warrants to purchase an aggregate of 504,471 shares of common stock and 427,754 shares of common stock owned by Duke 83, LLC.
(7)	Includes vested options to purchase 42,500 shares of common stock.
(8)	Includes vested options to purchase 40,000 shares of common stock granted under the 2001 Director Plan, vested options to purchase 112,500 shares of common stock granted under the 2000 Plan and 2,000 shares of common stock owned by Mr. Waters’ spouse. Excludes unvested stock options to purchase 187,500 shares of common stock.
(9)	Includes vested options to purchase 75,000 shares of common stock and excludes unvested stock options to purchase 225,000 shares of common stock.
(10)	Includes vested options to purchase 185,000 shares of common stock and excludes unvested stock options to purchase 33,333 shares of common stock. Also includes options to purchase 1,100 shares of common stock held by Mr. Franceski’s spouse.
(11)	Includes vested stock options to purchase 190,000 shares of common stock and excludes unvested stock options to purchase 50,000 shares of common stock.
(12)	Includes vested stock options to purchase 35,000 shares of common stock and excludes unvested stock options to purchase 20,000 shares of common stock.
#	Based on 33,093,524 shares of Common Stock outstanding as of September 1, 2004.
*	Represents less than 1% of the issued and outstanding shares of common stock as of the date of this table.

Back to Contents

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of June 30, 2004 including the 1992 Employee Stock Option Plan, as amended, the 1992 Non-Employee Director Stock Option Plan, as amended, the 2000 Employee Stock Option Plan, as amended, and the 2001 Non-Employee Director Stock Option Plan, as amended, Information concerning each of the aforementioned plans is set forth below following the caption “Shareholder Approved Option Plans.”

Plan Category				Number of Securities
Remaining Available
for Future Issuance
	Number of Securities			Under Equity
	to be Issued upon			Compensation Plans
	Exercise of		Weighted Average	Excluding Securities
	Outstanding Options		Exercise Price of	Reflected in Column
	and Rights		Outstanding Options	(a)
	(a)		(b)	(c)

Equity Compensation	4,565,569	(1)	$5.38	6,786,006	(2)
Plans Approved by Stockholders

Equity Compensation	N/A		N/A	N/A
Plans Not Approved by Stockholders

Total	4,565,569	(1)	$5.38	6,786,006	(2)

1.	Includes 879,075 options issued pursuant to our 1992 Employee Stock Option Plan, as amended; 50,000 options issued pursuant to our 1992 Director Stock Option Plan, as amended; 102,500 options issued pursuant to our 2001 Director Stock Option Plan, as amended; and 3,533,994 options issued pursuant to our 2000 Employee Stock Option Plan, as amended; but does not include 37,500 options issued pursuant to our 2001 Director Stock Option Plan on September 1, 2004.
2.	Consists of 6,466,000 options available for issuance pursuant to our 2000 Employee Stock Option Plan, as amended, and assumes the issuance of 320,000 options pursuant to our 2001 Director Stock Option Plan, as amended, according to the following analysis. The 2001 Director Stock Option Plan does not provide for a cap on the aggregate number of options which may be granted thereunder. All option grants under the 2001 Director Stock Option Plan are non-discretionary; each non-employee director receives an option to purchase 10,000 shares of our common stock each September 1, pro rata, based on the length of such directors service during the preceding year. Accordingly, if the number and identity of our non-employee directors remains constant over the life of the 2001 Director Stock Option Plan, we would issue a total of 320,000 options to our non-employee directors under the 2001 Director Stock Option Plan, which number includes a total of 37,500 options issued on September 1, 2004 pursuant to the 2001 Director Stock Option Plan.

Back to Contents

Item 13.  Certain Relationships and Related Transactions

Except as disclosed herein, we have not entered into any material transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of our Common Stock.

On February 4, 2004, Authentidate Holding Corp. completed concurrent private placements of an aggregate of 5,360,370 shares of its common stock to certain institutional and accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder. Authentidate raised a total of $73,705,087 from its sale of these shares of common stock. The per share purchase price was $13.75. Authentidate intends to use the net proceeds of approximately $69.1 million primarily to strengthen its balance sheet and for sales, operational and general corporate purposes. Prior to entering into the Securities Purchase Agreements with the investors, Authentidate had only 4,489,402 shares available for issuance, on a fully-diluted basis. In order to close on the full amount of the shares of common stock for which subscriptions were accepted, John T. Botti, the Chairman and Chief Executive Officer of Authentidate Holding Corp. agreed not to exercise up to 1,000,000 of his employee stock options.

Mr. Botti’s agreement not to exercise certain options provided that his restriction will expire upon the stockholders of Authentidate approving an amendment to its Certificate of Incorporation to increase the number of authorized shares of common stock. Our stockholders approved this amendment at our Annual Meeting which was held on March 4, 2004 and this restriction expired on such date.

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

In January, 2001, we made a loan of $317,000 to Mr. Botti so as to enable him to avoid a margin call on the shares of AHC common stock owned by him that were held in a brokerage account as the Board of Directors believed that failing to do so would have a material adverse impact on the market price of its stock (the “2001 Loan"). The 2001 Loan was collateralized by a lien on all of the shares of AHC owned by Mr. Botti, as well as shares issuable to Mr. Botti upon the exercise of stock options granted to him. As of February 14, 2002, we agreed to loan an additional amount of $203,159.07 to Mr. Botti, which loan was also collateralized by a lien on all of shares of AHC owned by Mr. Botti or issuable to him (the “2002 Loan”). The 2001 Loan earned interest at the rate of 9% per annum and was due on January 5, 2003. The 2002 Loan earned interest at the rate of 6% per annum and was being repaid in bi-weekly installments of $5,00 0. In connection with the transactions described above, Mr. Botti pledged to us the shares of AHC stock currently owned by him or that he may later acquire upon the exercise of options. AHC’s interest was perfected as to 409,341 shares of common stock of AHC then owned (beneficially and of record) by Mr. Botti and options to purchase 1,334,668 shares of common stock of AHC then owned by him. The pledge additionally extended to any proceeds realized by Mr. Botti from the sale of the pledged securities.

Back to Contents

In June 2003, these loans were paid in full in connection with the sale to us by Mr. Botti of the 100 shares of Series A Preferred Stock then owned by him. We agreed to pay Mr. Botti the amount of $850,000 for such shares. The shares of Series A Preferred Stock had been appraised at $1,100,000 by an independent nationally recognized appraisal and valuation firm. Payment terms were as follows: $70,000 in cash was paid at closing, $485,000 was offset against the 2002 Loan and 2001 Loan and the balance was to be paid to Mr. Botti in monthly installments of $15,000, without interest, which payments commenced in July, 2003. In July 2004, our Board of Directors elected to repay the remaining balance of this note in full.

As described elsewhere in the Annual Report on Form 10-K, on May 29, 2003, we completed the sale of a private financing in the amount of $2,725,300 of our securities to certain investors pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D, promulgated thereunder. In the transaction, we sold $2,725,300 of convertible debentures and warrants to purchase an aggregate of 419,279 shares of common stock. Mr. J. David Luce, who serves as a non-executive member of our Board of Directors participated in this financing and purchased $250,000 aggregate principal amount of convertible debentures and received 38,462 common stock purchase warrants. Further, J&C Resources, LLC, an entity affiliated with Mr. Charles C. Johnston, who also serves as a non-executive member of our Board of Directors, purchased $250,000 aggregate principal amount of convertible debentures and received 38,462 common stock purchase warrants in this financing. During the fiscal quarter ended December 31, 2003, we required the holders of all the debentures issued in these transactions to convert such securities into shares of our common stock. Accordingly, each of the debentures held by Mr. Luce and J&C Resources LLC were converted into 96,154 shares of common stock.

For information concerning employment agreements with, and compensation of, our executive officers and directors, see the disclosure in the section of this Annual Report on Form 10-K captioned “Executive Compensation.”

Item 14.  Accounting Fees and Services.

The Board of Directors of Authentidate has selected PricewaterhouseCoopers LLP, Certified Public Accountants, as its independent accountants for the current fiscal year. The audit services provided by PricewaterhouseCoopers LLP consist of examination of financial statements, services relative to filings with the Securities and Exchange Commission, and consultation in regard to various accounting matters.

Back to Contents

The following table presents the total fees billed for professional audit and non-audit services rendered by our independent auditors the audit of our annual financial statements for the years ended June 30, 2004 and June 30, 2003, and fees billed for other services rendered by our independent auditors during those periods.

	Fiscal Year Ended June 30,	Fiscal Year Ended June 30,
	2004	2003

Audit Fees (1)	$288,000	$207,000
Audit-Related Fees (2)	0	$14,000
Tax Fees (3)	$35,000	$51,000
All Other Fees (4)	$0	$0

Total	$323,000	$272,000

(1)	Audit services consist of audit work performed in the preparation of financial statements for the fiscal year and for the review of financial statements included in Quarterly Reports on Form 10-Q during the fiscal year, as well as work that generally only the independent auditor can reasonably be expected to provide, including consents for registration statement filings, and responding to SEC comment letters on annual and quarterly filings and rendering comfort letter on private placement.
(2)	Audit-related services consist of assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, agreed upon procedures report and accounting and regulatory consultations.
(3)	Tax services consist of all services performed by the independent auditor’s tax personnel, except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.
(4)	Other services consist of those service not captured in the other categories.

Our Audit Committee has determined that the services provided by our independent auditors and the fees paid to them for such services has not compromised the independence of our independent auditors.

Back to Contents

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Prior to engagement of the independent auditor for the next year’s audit, management will submit a detailed description of the audit and permissible non-audit services expected to be rendered during that year for each of four categories of services described below to the Audit Committee for approval. In addition, management will also provide to the Audit Committee for its approval a fee proposal for the services proposed to be rendered by the independent auditor. Prior to the engagement of the independent auditor, the Audit Committee will approve both the description of audit and permissible non-audit services proposed to be rendered by the independent auditor and the budget for all such services. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service.

During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires separate pre-approval before engaging the independent auditor. To ensure prompt handling of unexpected matters, the Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting. The four categories of services provided by the independent auditor are as defined in the footnotes to the fee table set forth above.

Back to Contents

PART IV

Item 15.  Exhibits, Financial Statement
                Schedules and Reports on Form 8-K

(a)(1)	Financial Statements

The following Financial Statements of AHC are included in Part II, Item 8 of this report:

	•	Report of Independent Registered Public Accounting Firm;
	•	Consolidated Balance Sheets as of June 30, 2004 and 2003;
	•	Consolidated Statements of Operations for the years ended June 30, 2004, 2003 and 2002;
	•	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2004, 2003 and 2002;
	•	Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002; and
	•	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

The following consolidated financial statement schedule for each of the three years in the period ended June 30, 2004 is included pursuant to item 15 (d):

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

Item No.	Description

2.1	Form of Stock Purchase Agreement dated as of March 4, 2002 by and among Authentidate Holding Corp., Authentidate International AG and PFKAcquisition Group I, LLC. (Exhibit 2.1 to Form 8-K dated March 15, 2002).

3.1	Certificate of Incorporation of Bitwise Designs, Inc.-Delaware (Exhibit 3.3.1to Registration Statement on Form S-18, File No. 33-46246-NY)

Back to Contents

3.1.1	Certificate of Designation of Series B Preferred Stock (Exhibit 3.2.1 to Form 10-KSB dated October 4, 1999)

3.1.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

3.1.3	Certificate of Designations, Preferences and Rights and Number of Shares of Series C Convertible Preferred Stock (Exhibit 4.1 to Form 10-Q dated May 14, 2001).

3.1.4	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series C Convertible Preferred Stock (Exhibit 3.1.4 to Form 10-K dated September 26, 2001).

3.1.5	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series B Convertible Preferred Stock (Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2002).

3.2	By-Laws, as amended (Exhibit 3.2.1 to Form 10-Q for the quarter ended March 31, 2004).

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.2	Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494).

4.3	Form of Warrant issued to certain individuals in fiscal year ended June 30, 2001 (Exhibit 4.7 to Form 10-K dated September 26, 2001).

4.4	Form of Warrant Agreement issued to certain Warrant holders dated as of February 19, 2002 (Exhibit 10.1 to Form 8-K dated March 19, 2002).

4.5	Form of Warrant issued in connection with Unit Offering (Exhibit 4.12 to Form 10-K dated September 30, 2002).

4.6	Form of Warrant , dated as of October 25, 2002, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated October 25, 2002).

4.7	Form of Warrant , dated as of May, 2003, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated May 30, 2003).

4.8	Form of Warrant , dated as of September 12, 2003, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated September 15, 2003).

4.9	Form of Warrant , dated as of September 22, 2003, issued in connection with private placement (Exhibit 4.1 to Form 8-K dated September 22, 2003).

10.1	1992 Employee stock option plan (Exhibit 10.10 to Registration Statement on Form S-18, File No. 33-46246-NY).

10.2	1992 Nonexecutive Directors stock option plan (Exhibit 10.11 to Registration Statement on Form S-18, File No. 33-46246-NY)

Back to Contents

10.3	Agreement with Prime Computer, Inc. (Exhibit 10.14 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.4	Agreement with Mentor Computer Graphics Ltd. (Exhibit 10.15 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.5	Agreement and Plan of Merger by and among Bitwise Designs, Inc., Bitwise DJS, Inc., certain individuals and DJS Marketing Group, Inc. dated March 6, 1996 (Exhibit 2 to Form 8-K dated March 22, 1996)

10.6	Employment Agreement between John Botti and the Company dated January 1, 2000 (Exhibit 10.27 to the Company’s Form 10-KSB dated June 30, 2000).

10.7	Employment Agreement between Robert Van Naarden and Authentidate.com, Inc. dated July 5, 2000 (Exhibit 10.29 to the Company’s Form 10-KSB dated June 30, 2000).

10.8‡	Joint Venture Agreement between The Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.30 to the Company’s Form 10-KSB dated June 30, 2000)

10.9‡	Technology License Agreement between The Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.31 to the Company’s Form 10-KSB dated June 30, 2000)

10.10	2000 Employee Stock Option Plan (filed as Exhibit 2 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

10.11	Form of Security Exchange Agreement entered into between Authentidate Holding Corp., Authentidate, Inc. and certain security holders of Authentidate, Inc. (Exhibit 10.15 to the Company’s Form 10-K dated September 26, 2001)

10.12	Underlease Agreement of Authentidate, Inc. for a portion of the 43rd Floor at 2 World Financial Center. (Exhibit 10.17 to the Company’s Form 10-K dated September 26, 2001)

10.13	2001 Non-Executive Director Stock Option Plan (filed as Exhibit A to Proxy Statement dated December 18, 2001, as filed with the Commission).

10.14	Form of Letter of Credit dated as of May 6, 2002 between DJS Marketing Group, Inc. and Transamerica (filed as Exhibit 10.2 to Form 10-Q dated May 15, 2002).

10.15	Form of Unit Purchase Agreement entered into between Authentidate Holding Corp. and certain investors (Exhibit 10.21 to Form 10-K dated September 30, 2002).

10.16	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors (Exhibit 10.22 to Form 10-K dated September 30, 2002).

Back to Contents

10.17‡	Strategic Alliance Agreement between Authentidate Holding Corp., Authentidate, Inc. and United States Postal Service dated as of July 31, 2002. (Exhibit 10.23 to Form 10-K dated September 30, 2002).

10.18	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of October 25, 2002 (Exhibit 10.1 to Form 8-K dated October 25, 2002).

10.19	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of October 25, 2002 (Exhibit 10.2 to Form 8-K dated October 25, 2002).

10.20	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of May 21, 2003 (Exhibit 10.1 to Form 8-K dated May 30, 2003).

10.21	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of May 21, 2003 Exhibit 10.2 to Form 8-K dated May 30, 2003)

10.22	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of September 12, 2003 (Exhibit 10.1 to Form 8-K dated September 15, 2003).

10.23	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of September 12, 2003 (Exhibit 10.2 to Form 8-K dated September 15, 2003).

10.24	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and a certain investor, dated as of September 22, 2003 (Exhibit 10.1 to Form 8-K dated September 22, 2003).

10.25	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and a certain investor, dated as of September 22, 2003 (Exhibit 10.2 to Form 8-K dated September 22, 2003).

10.26	Form of Securities Purchase Agreement dated as of January 28, 2004 (Filed as Exhibit 10.1 to Current Report on Form 8-K dated February 5, 2004).

10.27	Form of Registration Rights Agreement (Filed as Exhibit 10.2 to Current Report on Form 8-K dated February 5, 2004).

10.28#	Agreement among Trac Medical Solutions, Inc., Homecare Association, LLC and bConnected Software, Inc. dated February 12, 2004 (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004).

10.29#	Product Development and License Agreement between Trac Medical Solutions, Inc. and bConnected Software, Inc. dated February 12, 2004 (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004).

10.30	2000 Employee Stock Option Plan, as amended (filed as Exhibit B to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

Back to Contents

10.30.1*	Form of Stock Option Award Pursuant to 2000 Employee Stock Option Plan, as amended.

10.31	2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit D to Definitive Proxy Statement dated December 31, 2003, as filed with the Securities and Exchange Commission).

10.31.1*	Form of Stock Option Award Pursuant to 2001 Non-Executive Director Stock Option Plan, as amended.

10.32*	Employment Agreement between John T. Botti and Authentidate Holding Corp.

10.33*	Offer Letter to Peter R. Smith

14	Code of Ethics (Exhibit 14 to Form Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

21*	Subsidiaries of Registrant

23*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

During the quarter ended June 30, 2004 we filed the following reports on Form 8-K:

Date of Report	Item(s)	Description

May 11, 2004	7, 8, 12	Announcement of quarterly financial information, including related press release and announcement of change of fiscal year end.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

By: /s/John T. Botti John T. Botti Chief Executive Officer, President and Chairman of the Board

Dated: September 10, 2004

Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ John T. Botti	Chief Executive Officer, President and Chairman of the Board	September 10, 2004

John T. Botti

/s/ J. Edward Sheridan	Director	September 10, 2004

J. Edward Sheridan

/s/ Charles C. Johnston	Director	September 10, 2004

Charles C. Johnston

/s/ J. David Luce	Director	September 10, 2004

J. David Luce

/s/ F. Ross Johnson	Director	September 10, 2004

F. Ross Johnson

/s/ John J. Waters	Executive Vice President – Chief Administrative Officer and Director	September 10, 2004

John J. Waters

/s/ Dennis H. Bunt	Chief Financial Officer and Principal Accounting Officer	September 10, 2004

Dennis H. Bunt

/s/ Peter R. Smith	Executive Vice President and Chief Operating Officer, Authentidate Group	September 10, 2004

Peter R. Smith

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
VALUATIONS AND QUALIFYING ACCOUNTS

Schedule II

	Column A	Column B	Column C	Column D	Column E

			Additions
	Balance at	Additions	Charged to
	Beginning of	Charged to	Other		Balance At
Description	Period	Expense	Accounts	Deductions	End of Period

Allowance for doubtful accounts

Year ended June 30:
2004	$460,740	$74,908		$(114,732)	$420,916
2003	$609,185	$58,688		$(207,133)	$460,740
2002	$532,241	$53,965	$54,289	$(31,310)	$609,185

Reserve for slow moving or obsolete inventory

Year ended June 30:
2004	$187,369	$54,781		$(65,749)	$176,401
2003	$458,045	$137,610		$(408,286)	$187,369
2002	$788,151	$234,976		$(565,082)	$458,045

Allowance for Note Receivable

Year ended June 30:
2004	$0	$0		$0	$0
2003	$100,000	$0		$(100,000)	$0
2002	$0	$100,000		$0	$100,000

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

Item No.	Description

2.1	Form of Stock Purchase Agreement dated as of March 4, 2002 by and among Authentidate Holding Corp., Authentidate International AG and PFK Acquisition Group I, LLC. (Exhibit 2.1 to Form 8-K dated March 15, 2002).

3.1	Certificate of Incorporation of Bitwise Designs, Inc.-Delaware (Exhibit 3.3.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

3.1.1	Certificate of Designation of Series B Preferred Stock (Exhibit 3.2.1 to Form 10-KSB dated October 4, 1999)

3.1.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

3.1.3	Certificate of Designations, Preferences and Rights and Number of Shares of Series C Convertible Preferred Stock (Exhibit 4.1 to Form 10-Q dated May 14, 2001).

3.1.4	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series C Convertible Preferred Stock (Exhibit 3.1.4 to Form 10-K dated September 26, 2001).

3.1.5	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series B Convertible Preferred Stock (Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2002).

3.2	By-Laws, as amended (Exhibit 3.2.1 to Form 10-Q for the quarter ended March 31, 2004).

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.2	Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494).

4.3	Form of Warrant issued to certain individuals in fiscal year ended June 30, 2001 (Exhibit 4.7 to Form 10-K dated September 26, 2001).

Back to Contents

4.4	Form of Warrant Agreement issued to certain Warrant holders dated as of February 19, 2002 (Exhibit 10.1 to Form 8-K dated March 19, 2002).

4.5	Form of Warrant issued in connection with Unit Offering (Exhibit 4.12 to Form 10-K dated September 30, 2002).

4.6	Form of Warrant , dated as of October 25, 2002, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated October 25, 2002).

4.7	Form of Warrant , dated as of May, 2003, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated May 30, 2003).

4.8	Form of Warrant , dated as of September 12, 2003, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated September 15, 2003).

4.9	Form of Warrant , dated as of September 22, 2003, issued in connection with private placement (Exhibit 4.1 to Form 8-K dated September 22, 2003).

10.1	1992 Employee stock option plan (Exhibit 10.10 to Registration Statement on Form S-18, File No. 33-46246-NY).

10.2	1992 Nonexecutive Directors stock option plan (Exhibit 10.11 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.3	Agreement with Prime Computer, Inc. (Exhibit 10.14 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.4	Agreement with Mentor Computer Graphics Ltd. (Exhibit 10.15 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.5	Agreement and Plan of Merger by and among Bitwise Designs, Inc., Bitwise DJS, Inc., certain individuals and DJS Marketing Group, Inc. dated March 6, 1996 (Exhibit 2 to Form 8-K dated March 22, 1996)

10.6	Employment Agreement between John Botti and the Company dated January 1, 2000 (Exhibit 10.27 to the Company’s Form 10-KSB dated June 30, 2000).

10.7	Employment Agreement between Robert Van Naarden and Authentidate.com, Inc. dated July 5, 2000 (Exhibit 10.29 to the Company’s Form 10-KSB dated June 30, 2000).

10.8‡	Joint Venture Agreement between The Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.30 to the Company’s Form 10-KSB dated June 30, 2000)

10.9‡	Technology License Agreement between The Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.31 to the Company’s Form 10-KSB dated June 30, 2000)

10.10	2000 Employee Stock Option Plan (filed as Exhibit 2 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

Back to Contents

10.11	Form of Security Exchange Agreement entered into between Authentidate Holding Corp., Authentidate, Inc. and certain security holders of Authentidate, Inc. (Exhibit 10.15 to the Company’s Form 10-K dated September 26, 2001)

10.12	Underlease Agreement of Authentidate, Inc. for a portion of the 43rd Floor at 2 World Financial Center. (Exhibit 10.17 to the Company’s Form 10-K dated September 26, 2001)

10.13	2001 Non-Executive Director Stock Option Plan (filed as Exhibit A to Proxy Statement dated December 18, 2001, as filed with the Commission).

10.14	Form of Letter of Credit dated as of May 6, 2002 between DJS Marketing Group, Inc. and Transamerica (filed as Exhibit 10.2 to Form 10-Q dated May 15, 2002).

10.15	Form of Unit Purchase Agreement entered into between Authentidate Holding Corp. and certain investors (Exhibit 10.21 to Form 10-K dated September 30, 2002).

10.16	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors (Exhibit 10.22 to Form 10-K dated September 30, 2002).

10.17 ‡	Strategic Alliance Agreement between Authentidate Holding Corp., Authentidate, Inc. and United States Postal Service dated as of July 31, 2002. (Exhibit 10.23 to Form 10-K dated September 30, 2002).

10.18	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of October 25, 2002 (Exhibit 10.1 to Form 8-K dated October 25, 2002).

10.19	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of October 25, 2002 (Exhibit 10.2 to Form 8-K dated October 25, 2002).

10.20	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of May 21, 2003 (Exhibit 10.1 to Form 8-K dated May 30, 2003).

10.21	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of May 21, 2003 Exhibit 10.2 to Form 8-K dated May 30, 2003)

10.22	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of September 12, 2003 (Exhibit 10.1 to Form 8-K dated September 15, 2003).

10.23	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of September 12, 2003 (Exhibit 10.2 to Form 8-K dated September 15, 2003).

Back to Contents

10.24	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and a certain investor, dated as of September 22, 2003 (Exhibit 10.1 to Form 8-K dated September 22, 2003).

10.25	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and a certain investor, dated as of September 22, 2003 (Exhibit 10.2 to Form 8-K dated September 22, 2003).

10.26	Form of Securities Purchase Agreement dated as of January 28, 2004 (Filed as Exhibit 10.1 to Current Report on Form 8-K dated February 5, 2004).

10.27	Form of Registration Rights Agreement (Filed as Exhibit 10.2 to Current Report on Form 8-K dated February 5, 2004).

10.28#	Agreement among Trac Medical Solutions, Inc., Homecare Association, LLC and bConnected Software, Inc. dated February 12, 2004 (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004).

10.29#	Product Development and License Agreement between Trac Medical Solutions, Inc. and bConnected Software, Inc. dated February 12, 2004 (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004).

10.30	2000 Employee Stock Option Plan, as amended (filed as Exhibit B to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

10.30.1*	Form of Stock Option Award Pursuant to 2000 Employee Stock Option Plan, as amended.

10.31	2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit D to Definitive Proxy Statement dated December 31, 2003, as filed with the Securities and Exchange Commission).

10.31.1*	Form of Stock Option Award Pursuant to 2001 Non-Executive Director Stock Option Plan, as amended.

10.32*	Employment Agreement between John T. Botti and Authentidate Holding Corp.

10.33*	Offer Letter to Peter R. Smith.

14	Code of Ethics (Exhibit 14 to Form Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

21*	Subsidiaries of Registrant

23*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Consolidated Financial Statements (and Report of Independent Registered Public Accounting Firm)
 June 30, 2004, 2003 and 2002

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Index
June 30, 2004, 2003 and 2002

Page(s)
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Shareholders’ Equity	F-4-5

Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7-34

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Authentidate Holding Corp. and Subsidiaries

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Authentidate Holding Corp. and Subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Albany, New York
September 3, 2004

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Consolidated Balance Sheets
June 30, 2004 and 2003

	2004	2003

Assets
Current assets
Cash and cash equivalents	$73,989,823	$3,460,446
Restricted cash	365,116	—
Accounts receivable, net of allowance for doubtful accounts of $420,916 and $460,740 at June 30, 2004 and 2003, respectively	3,039,044	3,642,221

Due from related parties	—	2,279
Inventories	125,206	193,101
Prepaid expenses and other current assets	474,309	69,248

Total current assets	77,993,498	7,367,295
Property and equipment, net	3,396,454	3,764,846
Other assets
Software development costs, net of accumulated amortization of $3,950,487 and $3,659,589 on June 30, 2004 and 2003	497,977	355,082

Goodwill	11,616,736	12,795,501
Other intangible assets, net	727,763	466,885
Deferred financing fees	—	268,935
Other assets	4,448	27,296

Total assets	$94,236,876	$25,045,840

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$859,360	$1,436,943
Accrued expenses and other current liabilities	1,838,860	2,034,544
Deferred revenue	1,881,277	738,166
Current portion of obligations under capital leases	69,968	112,520
Current portion of long-term debt	208,239	218,811
Line of credit	571,622	877,863
Income taxes payable	6,130	24,843

Total current liabilities	5,435,456	5,443,690
Convertible debentures	—	3,316,815
Long-term debt, net of current portion	48,000	1,331,129
Deferred grant	—	1,000,000
Obligations under capital leases, net of current portion	35,421	85,556

Total liabilities	5,518,877	11,177,190

Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value, 5,000,000 shares authorized Series B – 28,000 shares issued and outstanding at June 30, 2004 and June 30, 2003	2,800	2,800
Series C – 0 shares issued and outstanding at June 30, 2004, and 3,600 shares issued and outstanding at June 30, 2003	—	360
Common stock, $.001 par value; 75,000,000 shares authorized, 32,951,656 issued and outstanding at June 30, 2004 and 40,000,000 shares authorized, 20,388,174 shares issued and outstanding at June 30, 2003	32,952	20,388
Additional paid-in capital	157,602,589	66,916,663
Accumulated deficit	(68,846,528)	(53,062,512)
Accumulated comprehensive income (loss)	(73,814)	(9,049)

Total shareholders’ equity	88,717,999	13,868,650

Total liabilities and shareholders’ equity	$94,236,876	$25,045,840

The accompanying notes are an integral part of the consolidated financial statements.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Consolidated Statements of Operations
Years Ended June 30, 2004, 2003 and 2002

	2004	2003	2002

Net sales
Product sales	$17,886,219	$24,143,959	$15,135,663
Service sales	1,355,852	1,142,512	1,507,241

Total net sales	19,242,071	25,286,471	16,642,904

Cost of sales
Products	11,900,718	18,575,474	11,398,458
Services	511,865	594,362	692,077

Total cost of sales	12,412,583	19,169,836	12,090,535

Gross profit	6,829,488	6,116,635	4,552,369

Selling, general and administrative expenses	14,032,170	12,600,901	11,470,073
Product development expenses	2,377,613	2,534,777	2,170,173
Goodwill impairment – DJS	1,178,765	—	—

Total operating expenses	17,588,548	15,135,678	13,640,246

Loss from operations	(10,759,060)	(9,019,043)	(9,087,877)

Other income (expense)
Interest and other income	1,304,354	572,481	180,360
Interest expense	(6,231,981)	(871,856)	(124,824)
Equity in net loss of affiliated companies	—	(514,427)	(958,788)

	(4,927,627)	(813,802)	(903,252)

Loss before income taxes	(15,686,687)	(9,832,845)	(9,991,129)
Income tax benefit (expense)	17,494	(6,464)	(14,119)

Loss before minority interest	(15,669,193)	(9,839,309)	(10,005,248)
Minority interest	—	—	53,846

Net loss	$(15,669,193)	$(9,839,309)	$(9,951,402)

Per share amounts
Basic and diluted loss per common share	$(.59)	$(.50)	$(.69)

The accompanying notes are an integral part of the consolidated financial statements.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended June 30, 2004, 2003 and 2002

	Series B and C
	Preferred Stock		Common Stock
									Total	Comprehensive
	Number of	$.10 Par	Number of	$.001 Par	Paid-in	Accumulated	Other	Translation	Shareholders’	Income
	Shares	Value	Shares	Value	Capital	Deficit	Equity	Adjustment	Equity	(Loss)

Balance June 30, 2001	53,600	$5,360	16,114,093	$16,114	$51,634,783	$(31,283,665)	$(834,760)	$—	$19,537,832	$9,340,103
Exercise of stock warrants			1,109,517	1,110	1,574,520				1,575,630
Exercise of stock options			31,999	32	80,296				80,328
Convert preferred stock to common stock	(21,500)	(2,150)	576,263	576	1,574				—
Purchase of Authentidate AG			1,425,875	1,426	6,393,881				6,395,307
Warrants for services					74,572				74,572
Cost to register common shares					(66,943)				(66,943)
Stock option compensation							517,760		517,760
Cash and stock dividends to Series B and Series C preferred shareholders			50,847	51	219,947	(300,428)			(80,430)
Loan to executive							(190,431)		(190,431)
Currency translation adjustment								53,111	53,111	53,111
Beneficial conversion					1,464,002	(1,464,002)			—
Net loss						(9,951,402)			(9,951,402)	(9,951,402)

Balance June 30, 2002	32,100	3,210	19,308,594	19,309	61,376,632	(42,999,497)	(507,431)	53,111	17,945,334	$(9,898,291)

Exercise of stock warrants			3,000	3	3,297				3,300
Exercise of stock options			94,257	94	209,440				209,534
Convert Series C preferred stock to common stock	(400)	(40)	82,560	82	(42)				—
Warrants for services					256,283				256,283
Cost to register common shares					(64,672)				(64,672)
Cash and stock dividends to Series B and Series C preferred shareholders			61,996	62	155,921	(223,706)			(67,723)
Repayment of note receivable shareholder							507,431		507,431
Currency translation adjustment								(62,160)	(62,160)	(62,160)
Buy back Series A preferred shares	(100)	(10)			(849,990)				(850,000)
Offering expenses					(85,000)				(85,000)
Private equity offering			660,077	660	1,999,375				2,000,035
Convertible debenture interest paid in common shares			47,690	48	143,618				143,666
Debt discount related to issuance of convertible debentures, net of issuance costs ($163,968)					3,433,931				3,433,931

The accompanying notes are an integral part of the consolidated financial statements.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended June 30, 2004, 2003 and 2002

	Series B and C
	Preferred Stock		Common Stock
									Total	Comprehensive
	Number of	$.10 Par	Number of	$.001 Par	Paid-in	Accumulated	Other	Translation	Shareholders’	Income
	Shares	Value	Shares	Value	Capital	Deficit	Equity	Adjustment	Equity	(Loss)

Purchase minority interest, Trac Medical			130,000	130	337,870				338,000
Net loss						(9,839,309)			(9,839,309)	(9,839,309)

Balance June 30, 2003	31,600	3,160	20,388,174	20,388	66,916,663	(53,062,512)	—	(9,049)	13,868,650	$(9,901,469)

Exercise of stock warrants			2,003,455	2,003	5,459,078				5,461,081
Exercise of stock options			896,496	897	3,673,493				3,674,390
Convert Series C preferred stock to common stock	(3,600)	(360)	743,034	743	(383)				—

Options and warrants for services					756,058				756,058
Cost to register common shares					(92,717)				(92,717)
Convert debt to common stock			3,351,527	3,352	8,891,948				8,895,300
Currency translation adjustment								(64,765)	(64,765)	(64,765)
Cost of private equity offerings					(561,483)				(561,483)
Private equity offerings			5,527,037	5,527	69,865,061				69,870,588
Convertible debenture interest paid in common shares			39,543	40	117,205				117,245

Debt discount and beneficial conversion feature related to issuance of convertible debentures, net of issuance costs					2,288,329				2,288,329

Deferred financing costs					276,839				276,839
Preferred stock dividends						(114,823)			(114,823)
Restricted shares compensation			2,390	2	12,498				12,500
Net loss						(15,669,193)			(15,669,193)	(15,669,193)

Balance June 30, 2004	28,000	$2,800	32,951,656	$32,952	$157,602,589	$(68,846,528)	$—	$(73,814)	$88,717,999	$(15,733,958)

The accompanying notes are an integral part of the consolidated financial statements.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended June 30, 2004, 2003 and 2002

	2004	2003	2002

Cash flows from operating activities
Net loss	$(15,669,193)	$(9,839,309)	$(9,951,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,159,713	1,886,085	1,690,382
Provision for doubtful accounts receivable	74,908	58,688	53,965
Equity in net loss of affiliated companies	—	514,427	958,788
Amortization of deferred financing costs and debt discount	5,942,586	537,172	—
Interest paid in stock	117,245	143,666	—
Non-cash compensation and other	756,058	160,154	709,950
Goodwill impairment	1,178,765	—	—
NYS Grant income	(732,000)	—	—
Restricted shares non-cash compensation	12,500	—	—
Changes in operating assets and liabilities, net of business acquired
Accounts receivable and due from related parties	530,547	596,728	(642,299)
Inventories	67,895	286,601	320,702
Prepaid expenses and other current assets	(405,060)	54,518	87,618
Accounts payable, accrued expenses and other current liabilities	(818,090)	(333,056)	698,700
Deferred revenue	1,143,111	738,166	—
Income taxes payable	(18,713)	7,043	17,169

Net cash used in operating activities	(6,659,728)	(5,189,117)	(6,056,427)

Cash flows from investing activities
Restricted cash	(365,116)	—	—
Purchases of property and equipment	(241,897)	(283,903)	(556,598)
Other intangible assets acquired	(491,903)	(93,780)	(216,913)
Software development costs	(433,794)	(296,197)	(346,331)
Note receivable	—	350,000	(500,000)
Investment in affiliated companies	—	(220,000)	(385,568)
Acquisition of business, net of cash acquired	—	—	58,078
Other, net	22,847	(97,999)	(33,678)

Net cash used in investing activities	(1,509,863)	(641,879)	(1,981,010)

Cash flows from financing activities
Proceeds from private equity offerings	69,553,236	1,955,035	—
Stock warrants exercised	5,461,081	3,300	1,575,630
Stock options exercised	3,674,390	209,535	80,328
Dividends paid	(70,000)	(35,000)	(104,525)
Sale of convertible debentures, net of issuance costs ($100,378 in 2004, $163,968 in 2003)	2,369,622	6,261,332	—
Principal payments on obligations under capital leases	(120,187)	(121,935)	(47,920)
Loan to shareholder	—	—	(190,431)
Payment of registration costs	(92,717)	(64,672)	(66,943)
Net payments under line of credit	(306,241)	(875,531)	—
Deferred financing costs	(137,300)	(142,000)	—
Principal payments on long-term debt	(280,000)	(35,815)	(32,926)
Payment of mortgage	(1,281,700)	—	—
Purchase Series A preferred shares	—	(70,000)	—
Other	(6,451)	—	—

Net cash provided by financing activities	78,763,733	7,084,249	1,213,213

Effect of exchange rate changes on cash flows	(64,765)	(62,160)	53,111

Net increase (decrease) in cash and cash equivalents	70,529,377	1,191,093	(6,771,113)
Cash and cash equivalents, beginning of year	3,460,446	2,269,353	9,040,466

Cash and cash equivalents, end of year	$73,989,823	$3,460,446	$2,269,353

The accompanying notes are an integral part of the consolidated financial statements.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

1.	Summary of Significant Accounting Policies

Description of Business and Business Continuity
Authentidate Holding Corp. (AHC) and its subsidiaries Authentidate, Inc. (Authentidate), Authentidate International, AG (AG), DJS Marketing Group, Inc. (DJS), and Trac Medical Solutions, Inc. (Trac Med), collectively referred to as the “Company”, are engaged in the following businesses. Through its DocStar Division the Company markets and sells document imaging software and related products. Through DJS the Company markets network integration services, Internet services and related computer hardware. Authentidate, Inc., AG and Trac Med are all engaged in the business of providing authentication and security software services.

In June 1999, AHC established a majority owned subsidiary Authentidate, Inc. (Authentidate), to engage in a new software business providing users with a service which can verify the authenticity of digital images by employing a secure clock that will date stamp the images when received providing proof of time, date and also proof of content via the Internet. In July 2002, the Company entered into a strategic alliance agreement with the United States Postal Service (USPS or Postal Service) to serve as the preferred provider of the USPS Electronic Postmark. The EPM uses our patent pending technology offering highly sophisticated encryption methodology ensuring document authenticity. Under the strategic alliance agreement, the Company is required to meet certain performance metrics (including a revenue metric). USPS has notified the Company of its failure to comply with the current revenue metric. Although the Company has not attained the current revenue metric provided in the agreement with the Postal Service, the Company has been negotiating new metrics and believes it has reached an agreement in principle. If the Company is unsuccessful in completing these negotiations or is unable to achieve the original metric, the Postal Service may terminate the Company’s agreement. AHC has a 98% common stock ownership in Authentidate.

In March 2000, Authentidate, Inc. formed and held a 39% interest in a joint venture known as Authentidate International, AG, with a German company, Windhorst New Technologies, Agi.G., to market Authentidate in countries outside of the Americas, Japan, Australia, New Zealand and India. In March 2002, the Company purchased the remaining 61% of Authentidate AG to secure worldwide rights for marketing of the Authentidate technology. In connection with the acquisition, the Company issued 1,425,875 common shares and issued 100,000 common stock warrants to the sellers. The sellers also returned 250,000 outstanding warrants to the Company as part of the transaction. The aggregate fair value of equity consideration to consummate the acquisition approximated $6,400,000. The acquisition was recorded under the purchase method of accounting and the operations of AG have been included in the statement of operations since the acquisition date of March 15, 2002. Prior to consolidation (March 2002), the Company’s share of net losses of AG under the equity method of accounting for fiscal year ended June 30, 2002 was approximately $625,000.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

In March 2001, the Company formed and held a majority interest in a subsidiary named Trac Medical Solutions, Inc., to develop and provide authentication software services in the medical supply industry, for the processing of Certificates of Medical Necessity and other related forms. During the quarter ended March 31, 2003, AHC purchased the remaining shares of its Trac Med subsidiary, which were previously held by four other shareholders. Pursuant to the Stock Purchase Agreement dated as of March 13, 2003, AHC issued an aggregate of 130,000 shares of its common stock with a fair value of $338,000 to the sellers, and also issued to the sellers who will continue as employees of Trac Med 20,000 options to purchase shares of common stock at an exercise price equal to the closing price of AHC’s common stock as of the closing date of the transaction. In addition, the sellers could have received, up to an aggregate amount of 75,000 additional shares of common stock of AHC in the event that Trac Med achieved certain sales and income performance targets during the twelve month period from October 1, 2002 to September 30, 2003; Trac Med did not achieve these targets. Additional bonus options of up to 390,000 in fiscal year 2004 and 525,000 in fiscal year 2005 may be granted if certain sales and income performance targets are met. Such options will be issued to certain employees at an exercise price equal to the fair value of the Company’s common stock on the grant issuance date. The performance targets were not achieved in fiscal 2004. In addition, the sellers agreed to place an aggregate of 52,000 shares of the AHC common stock issued to them into a six month escrow to provide for the potential breaches of representations and warranties contained in the Stock Purchase Agreement regarding the financial condition and operations of Trac Med. The shares have been released from escrow to the sellers.

In May 2001, the Company became a 50% owner in a joint venture known as Authentidate Sports (Sports) with outside partners to provide the same Authentidate services in the sports memorabilia industry. During fiscal 2003, the Company and its partner closed Sports and discontinued operations. The Company’s share of net losses in this joint venture in 2003 and 2002 approximated $514,000 and $334,000, respectively.

Principles of Consolidation
The consolidated financial statements include the accounts of AHC and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents
The Company considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents. At June 30, 2004 and 2003, cash equivalents were composed primarily of investments in high quality short term investments such as auction rate securities, commercial paper and overnight interest bearing deposits.

Inventories
Inventories are stated at the lower of cost or market and are valued at average cost.

Long-Lived Assets
Long-lived assets including property and equipment, software development costs, patent costs, trademarks and licenses are reviewed for impairment whenever events such as significant changes in the business climate, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

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

Software Development Costs
Software development and modification costs incurred subsequent to establishing technological feasibility are capitalized and amortized based on anticipated revenue for the related product with an annual minimum equal to the straight-line amortization over the remaining economic life of the related products (generally three years). Software development costs capitalized during 2004, 2003 and 2002 amounted to approximately $434,000, $296,000 and $346,000, respectively. Amortization expense related to software development costs for the years ended June 30, 2004, 2003 and 2002 was $290,899, $1,102,765 and $1,087,293, respectively. These expenses are included in cost of sales.

Goodwill
Effective July 1, 2001, the Company adopted FAS No. 142, Goodwill and Other Intangible Assets. FAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Prior to July 1, 2001, goodwill was amortized on a straight-line basis over periods ranging from 5 to 20 years. The adoption of FAS 142 on July 1, 2001 did not result in an impairment of goodwill.

Goodwill is reviewed for impairment whenever events such as significant changes in the business climate, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year. The Company completed its annual impairment test in the fourth quarter of 2004, using a discounted cash flow model for all reporting units, and determined that a writeoff of goodwill of $1,178,765 was required in the DJS reporting unit. The DJS goodwill writeoff was required due to the growth slow-down in the technology sector causing DJS’s 2004 operating results to fall short of management’s expectations. As a result, the Company reduced DJS’s cash flow and operating results forecast for future periods. The goodwill balances for each reporting unit below are not tax deductible. The changes in the carrying amount of goodwill for the years ended June 30, 2004 and 2003 are as follows:

	DJS	Authentidate	AG	TracMed	Total

Balance, June 30, 2002	$1,173,665	$3,982,471	$7,283,009	$—	$12,439,145
Acquisition of minority interest	—	—	—	338,000	338,000
Other	5,100	5,100	8,156	—	18,356

Balance, June 30, 2003	1,178,765	3,987,571	7,291,165	338,000	12,795,501
Writeoff of goodwill	(1,178,765)	—	—	—	(1,178,765)

Balance, June 30, 2004	$—	$3,987,571	$7,291,165	$338,000	$11,616,736

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

The Authentidate, AG and Trac Med reporting units are start-up entities that have generated insignificant revenue and significant operating losses, since inception. The recoverability of the goodwill of the Authentidate, AG and Trac Med reporting units is predicated on the reporting units ability to execute their business plans and achieve forecasted operating results prepared by management. If a reporting unit is unsuccessful in executing its business plan and achieving its forecasted results over the next twelve months, the reporting unit may be required to record impairment charges for goodwill and other long-lived assets.

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

Revenue Recognition and Warranty Provisions
Revenue from the sale of products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. Service revenue is recognized as services are provided. The Company enters into transactions that represent multiple-element arrangements. These arrangements include combinations of licensing, maintenance transactions, set-up fees and support fees. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered items in the arrangement; and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered item is considered probable and substantially in the control of the Company. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement. The Company provides a one-year warranty on hardware products it assembles. On products distributed for other manufacturers, the original manufacturer warranties the product. Warranty expense was not significant to any of the years presented.

Advertising Expenses
The Company recognizes advertising expenses as incurred. Advertising expense for 2004, 2003 and 2002 was approximately $778,000, $461,000 and $454,000, respectively.

Product Development Expenses
These costs represent research and development expense and include salary and benefits, professional and consultant fees, amortization of software and licenses and supplies.

Currency Translation Adjustment
Assets and liabilities of non-U.S. operations are translated at year-end rates of exchange, and the income statements are translated at the average rates of exchange for the year. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in “Comprehensive Income (Loss)” and accumulated in shareholders’ equity in the caption “Accumulated Comprehensive Income (Loss)”. The “currency translation adjustment” balance at June 30, 2004 and 2003 was $73,814 and $9,049, respectively.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation
The Company applies Accounting Principles Board Opinion No. 25 (APB No. 25) in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in the Company’s financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. The Company has also adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. Had the Company recorded compensation expense for the fair value of stock options, net loss and loss per share would have been affected as indicated by the pro forma amounts below.

	2004	2003	2002

Net loss
As reported	$(15,669,193)	$(9,839,309)	$(9,951,402)
Add: Total stock based employee compensation expense determined under fair value method	(4,201,473)	(1,981,504)	(4,480,325)
Deduct: Stock-based employee compensation charged to operations	190,000	—	—

Pro forma	$(19,680,666)	$(11,820,813)	$(14,431,727)

Basic and diluted loss per share
As reported	$(.59)	$(.50)	$(.69)
Pro forma	$(.73)	$(.59)	$(.95)

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

The weighted average fair value of each option granted under the Company’s employee option plans during fiscal 2004, 2003 and 2002 was $2.11, $.60 and $1.11, respectively. These amounts were determined using the Black Scholes option-pricing model, which values options based on the stock price at the grant date, the exercise price of the option, the expected life of the option, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option. The dividend yield was zero in 2004, 2003 and 2002. The expected volatility was based on the historic stock prices. The expected volatility was 96.4%, 95.3% and 89.6% for 2004, 2003 and 2002, respectively. The risk-free interest rate was the rate available on zero coupon U.S. government issues with a term equal to the remaining term for each grant. The risk-free rate ranged from 3.0% to 4.4% in 2004, 3.0% to 5.1% in 2003 and 4.4% to 5.1% in 2002, respectively. The expected life of the options was estimated based on the exercise history from previous grants and is estimated to be one to five years.

The FAS 123 pro-forma disclosures are not necessarily likely to be representative of the effects on reported net income for future years.

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

At June 30, 2004, there were two customers whose accounts receivable balance exceeded 10% of total accounts receivable. At June 30, 2003, there was one customer whose accounts receivable balance exceeded 30% of total accounts receivable.

During the fiscal year ended June 30, 2004, one DJS customer accounted for approximately 22% of consolidated net sales and represented approximately $296,000 of the $6.8 million gross profit. During the fiscal year ended June 30, 2003, another DJS customer accounted for approximately 50% of consolidated net sales and represented approximately $625,000 of the $6.1 million in gross profit. During the fiscal year ended June 30, 2002, sales to one customer accounted for approximately 13% of consolidated net sales and represented approximately $150,000 of the $4.6 million gross profit. Sales to these customers were primarily low margin computer hardware sales.

At June 30, 2004, the Company has substantially all cash and cash equivalents deposited in auction rate securities, commercial paper and overnight interest bearing deposits at certain financial institutions which are not collateralized or fully insured under FDIC regulations.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

2.	Loss Per Share

The following is basic and diluted loss per common share information:

	2004	2003	2002

Net loss	$(15,669,193)	$(9,839,309)	$(9,951,402)
Preferred stock dividends	(114,823)	(223,706)	(1,764,430)

Net loss applicable to common shareholders stockholders	$(15,784,016)	$(10,063,015)	$(11,715,832)

Weighted average shares	26,980,843	20,028,736	17,035,030
Basic and diluted loss per common share	$(.59)	$(.50)	$(.69)

All common stock equivalents were excluded from the loss per share calculation for all periods presented because the impact is antidilutive. At June 30, 2004, options (4,565,569), warrants (2,190,088) and convertible preferred stock (500,000) were outstanding. At June 30, 2003, options (5,003,117), warrants (3,968,539), convertible preferred stock (1,243,034) and convertible debentures (2,528,192) were outstanding. At June 30, 2002, options (5,280,000), warrants (2,685,000) and convertible preferred stock (1,190,000) were outstanding.

3.	Inventories

Inventories relate to DocStar and DJS only and at June 30 consist of:

	2004	2003

Purchased components and raw materials	$75,493	$63,115
Finished goods	49,713	129,986

	$125,206	$193,101

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

4.	Property and Equipment

Property and equipment at June 30 consist of the following:
			Estimated
			Useful Life
	2004	2003	In Years

Building	$1,618,640	$1,618,640	40
Land	698,281	698,281	N/A
Machinery and equipment	3,257,432	3,494,683	3-6
Demonstration and rental computers	125,732	125,732	5-6
Furniture and fixtures	725,626	651,522	5-7
Leasehold improvements	50,069	50,069	5

	6,475,780	6,638,927
Less: Accumulated depreciation and amortization	(3,079,326)	(2,874,081)

	$3,396,454	$3,764,846

In June 1999, the Company completed construction of a new office/production facility in Schenectady, New York for approximately $2,300,000. The Company was awarded a grant totaling $1,000,000 from the Empire State Development Corporation (ESDC) (an agency of New York State) to be used towards the construction of the facility. The grant stipulated that the Company was obligated to achieve certain annual employment levels at the new site between January 1, 2002 and January 1, 2004 or some or all of the grant will have to be repaid. Although the Company did not achieve the agreed upon employment levels, the Company reached a settlement agreement with the ESDC regarding repayment of the grant award. Beginning September 2003, the Company agreed to repay $268,000 of the grant amount at the rate of $10,000 per month, interest free. Accordingly, $732,000 of the deferred grant was recognized as other income during fiscal year end June 30, 2004. The remaining $268,000 of deferred grant was reclassified to long-term debt (Note 7). During fiscal 2004, the Company repaid $100,000 of this amount. The remainder of the financing for the new facility, totaling approximately $1,400,000, was provided by a local financial institution in the form of a mortgage loan (Note 7).

Depreciation and amortization expense on property and equipment for the years ended June 30, 2004, 2003 and 2002 was $637,790, $661,870 and $553,615, respectively.

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at June 30:

	2004	2003

Accrued severance	$9,722	$405,065
Litigation accrual	500,000	500,000
Other	1,329,138	1,129,479

	$1,838,860	$2,034,544

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

6.	Line of Credit

The Company’s subsidiary, DJS has a revolving line of credit in the amount of $2.5 million with a financial institution of which approximately $572,000 was outstanding at June 30, 2004. The interest rate is prime (minimum prime rate of 7%) plus 1.75%. At June 30, 2004, the interest rate was 8.75%. DJS may borrow on this line based on a formula of qualified accounts receivable and inventory. Based upon this formula, $813,000 was available for use at June 30, 2004, of which $241,000 was unused. The line was collateralized by all assets of DJS and is guaranteed by Authentidate Holding Corp. Under the line of credit agreement, DJS is required to comply with certain restrictive covenants including tangible net worth and debt to tangible net worth. As of June 30, 2004, the Company was in compliance with its debt covenants.

7.	Long-term Debt

Long-term debt at June 30 consists of the following:

	2004	2003

Mortgage payable with Central National Bank in the original amount of $1,400,000 with interest, adjusted every five years, equal to the five-year Treasury Bill rate plus 2.5%, not to be less than 8.25% (8.25% at June 30, 2003). Payments were being made on a 20 year amortization schedule with a balloon payment due in October 2009, when it matures. The mortgage which was collateralized by a first mortgage lien on the Company’s headquarters was repaid in fiscal 2004.	$—	$1,281,700

Note payable to the Company’s Chief Executive Officer in connection with the purchase of 100 shares of Series A preferred stock.	88,239	268,240

Grant with Empire State Development Corporation of $268,000 payable in monthly payments of $10,000, without interest (Note 4).	168,000	—

	256,239	1,549,940
Less: Current portion	(208,239)	(218,811)

Long-term debt, net of current portion	$48,000	$1,331,129

The aggregate principle maturities of long-term debt is as follows:

2005		$208,239
2006		48,000

		$256,239

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

8.	Income Taxes

Income tax (benefit) expense for the years ended June 30, 2004, 2003 and 2002 consists of currently payable state and local income taxes.

At June 30, 2004, the Company has federal net operating loss carryforwards for tax purposes approximating $50,000,000. The years in which the net operating loss carryforwards expire are as follows: 2004-$6,000; 2008-$1,568,000; 2009-$867,000; 2011-$2,762,000; 2012-$686,000; 2013-$3,197,000; 2019-$1,350,000; 2020-$11,350,000; 2021-$4,500,000, 2022-$8,000,000, 2023-$8,200,000 and 2024-$7,550,000.

Because of significant changes in ownership during the prior years, the use of net operating loss carryforwards may be subject to limitation.

Pre-tax book (loss) from foreign sources totaled $(1,581,676), $(1,544,741) and $(1,216,209) for the years ended June 30, 2004, 2003 and 2002, respectively.

The following table reconciles the income tax (benefit) expense at the federal statutory rate of 34% to the effective tax rate.

	2004	2003	2002

Computed expected tax benefit	$(5,333,474)	$(3,343,167)	$(3,396,984)
Increase in valuation allowance	1,915,588	3,465,936	3,922,113
Effect on valuation allowance of adjustment to net operating loss carryforward	1,245,362	—	—
Nondeductible goodwill impairment	400,780	—	—
Nondeductible interest expense	2,020,479	—	—
State income taxes, net of federal benefit	(824,604)	(659,832)	(727,225)
Nondeductible foreign losses	537,770	525,212	200,915
Other nondeductible expenses	20,605	18,315	15,300

Income tax (benefit) expense	$(17,494)	$6,464	$14,119

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30 are presented below:

	2004	2003

Deferred income tax asset:
Allowance for doubtful accounts	$163,307	$122,069
Inventories	76,135	73,984
Software development costs	849,679	884,118
Investment in affiliated companies	302,804	292,521
Other intangible assets	1,414,378	1,292,697
Deferred compensation	576,872	482,558
Accrued expenses and other liabilities	251,798	444,971
Net operating loss and tax credit carryforwards	20,238,178	18,318,194
Other	5,872	2,808

Total gross deferred tax assets	23,879,023	21,913,920
Less: Valuation allowance	(23,677,249)	(21,761,661)

Net deferred tax asset	201,774	152,259
Deferred income tax liability:
Equipment, principally due to differences in depreciation methods	(201,774)	(152,259)

Net deferred income taxes	$—	$—

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized. The valuation allowance for deferred tax assets as of June 30, 2004 and 2003 was $23,677,249 and $21,761,661, respectively. The net change in the total valuation allowance for the years ended June 30, 2004, 2003 and 2002 was an increase of $1,915,588, $3,465,936 and $3,922,113, respectively.

9.	Lease Commitments

The Company is obligated under operating leases and capital leases for certain equipment and facilities expiring at various dates through the year 2007.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

As of June 30, 2004, future minimum payments by year, and in the aggregate for noncancelable operating leases with initial terms of one year or more and capital leases consist of the following:

	Capital	Operating
	Leases	Leases

Fiscal year ending June 30:
2005	$81,625	$535,237
2006	31,942	244,399
2007	4,105	153,839

	117,672	$933,475

Amounts representing interest	(12,283)

Present value of net minimum lease payments	105,389
Less: Current portion	(69,968)

Long-term portion	$35,421

Rental expense was approximately $644,000, $516,000 and $345,000 for the years ended June 30, 2004, 2003 and 2002, respectively. The amount of accumulated amortization for capital leases at June 30, 2004 and 2003 was $171,292 and $92,560, respectively. Certain of the equipment financed by these capital leases may be purchased at the end of the lease term for a bargain purchase amount.

10.	Preferred Stock

The Board of Directors are authorized to issue shares of preferred stock, $.10 par value per share, from time to time in one or more series. The Board may issue a series of preferred stock having the right to vote on any matter submitted to shareholders including, without limitation, the right to vote by itself as a series, or as a class together with any other or all series of preferred stock. The Board of Directors may determine that the holders of preferred stock voting as a class will have the right to elect one or more additional members of the Board of Directors, or the majority of the members of the Board of Directors. The Board of Directors has designated a series of preferred stock which has the right to elect a majority of the Board of Directors. The holders of Series A preferred stock which have the right to elect a majority of the Board of Directors are therefore able to control the Company’s policies and affairs.

In June 2003, the Company purchased all of the Series A preferred stock (100 shares) from its Chief Executive Officer for $850,000. Payment terms are as follows: $70,000 in cash was paid, $485,000 was offset against loans owed to the Company by its Chief Executive Officer, and the remainder will be paid in monthly installments of $15,000 commencing July 2003, interest free (Notes 13 and 20).

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

11.	Stock Option Plans and Stock Warrants

2000 and 1992 Employees Stock Option Plans
In March 2001, the shareholders approved the 2000 Employees Stock Option Plan (the “2000 Plan”) which provided for the grant of options to purchase up to 5,000,000 shares of the Company’s Common Stock. In February 2004, the shareholders approved an amendment to the 2000 Plan which serves to authorize the issuance of an additional 5,000,000 shares of common stock under the 2000 Plan through the grant of incentive stock options and nonqualified options. The 2000 Plan expires in 2010.

The 1992 Employees Stock Option Plan (the “1992 Plan”) provided for the grant of options to purchase 3,000,000 shares of the Company’s common stock. The 1992 Plan expired in May 2002.

Under the terms of the two Plans, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISO”) under Section 422 of the Internal Revenue Code, or options which do not so qualify (“non-ISOs”).

The Plans are administered by a Compensation Committee (“Committee”) designated by the Board of Directors (“Board”). The Compensation Committee is comprised entirely of outside directors. The Board or the Committee, as the case may be, has the discretion to determine eligible employees and the times and the prices at which options will be granted, whether such options shall be ISOs or non-ISOs, the period during which each option will be exercisable and the number of shares subject to each option. Options generally begin to vest one year after the date of grant. Vesting generally occurs one-third per year over three years. Options generally have a life of five years. The Board or the Committee has full authority to interpret the Plans and to establish and amend rules and regulations relating thereto. Under the two Plans, the exercise price of an option designated as an ISO may not be less than the fair market value of the Company’s common stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent shareholder, the exercise price shall be at least 110% of such fair market value. The aggregate fair market value on the grant date of shares subject to options which are designated as ISOs which become exercisable in any calendar year, shall not exceed $100,000 per optionee.

The Board or the Committee may in its sole discretion grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option. As of June 30, 2004, no loans had been granted or guaranteed. Loans may not be granted or guaranteed to executive officers.

In fiscal 2004, the Company granted to advisory board members options to acquire 140,000 shares of Company common stock for services to be provided over a three year period. The options which vest over three year period have been valued using the Black Scholes Model which resulted in a charge to operations of approximately $489,000.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

		Weighted
		Average
		Option
	Number of	Price per
	Shares	Share

Outstanding at June 30, 2001	4,184,705	$4.93
Options granted equal to market price	1,313,875	4.22
Options granted lower than market price	151,500.01
Options exercised	(21,999)	2.27
Options canceled or surrendered	(507,732)	7.50

Outstanding at June 30, 2002	5,120,349	4.48
Options granted equal to market price	459,075	3.15
Options granted greater than market price	373,667	3.21
Options cancelled or surrendered	(1,046,526)	4.06
Options exercised	(63,448)	2.04

Outstanding at June 30, 2003	4,843,117	4.38
Options granted equal to market price	1,274,950	8.18
Options exercised	(811,496)	4.24
Options cancelled or surrendered	(893,502)	4.89

Outstanding at June 30, 2004	4,413,069	5.40

The following is a summary of the status of employee stock options at June 30, 2004:

	Outstanding Options			Exercisable Options

Exercise Price Range	Number	Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$.01 – $4.60	2,080,024	2.92	$2.99	1,230,698	$1.37
$4.61 – $18.20	2,333,045	2.40	$7.55	1,762,656	$4.93

As of June 30, 2004 and 2003, 2,993,354 shares and 2,879,102 shares, respectively, were exercisable under the 2000 and 1992 Employees Stock Option Plans.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

Non-Executive Director Stock Option Plan
In January 2002, our shareholders approved the 2001 Non-Executive Director Stock Option Plan (the “2001 Director Plan”). Options may be granted under the 2001 Director Plan until December 2011 to (i) non-executive directors as defined and (ii) members of any advisory board established by the Company who are not full-time employees of the Company or any of its subsidiaries. The 2001 Director Plan provides that each non-executive director will automatically be granted an option to purchase 20,000 shares upon joining the Board of Directors and 10,000 on each September 1st thereafter, prorated based upon the amount of time such person served as a director during the period beginning twelve months prior to September 1. The shareholders approved an amendment to the 2001 Director Plan in February 2004 to grant all new non-executive directors an option to purchase 40,000 shares of common stock on the date such person is appointed or elected. Additionally, the shareholders also approved a provision that non-executive directors, upon joining the Board and for a period of one year thereafter, will be entitled to purchase restricted stock from the Company at a price equal to 80% of the closing price on the date of purchase up to an aggregate purchase price of $100,000. Each eligible director of an advisory board will receive, upon joining the advisory board, and on each September 1st thereafter, an option to purchase 5,000 shares of the Company’s common stock, providing such person has served as a director of the advisory board for the previous 12-month period.

The Company’s shareholders were asked to adopt the 2001 Director Plan since the 1992 Non-Executive Director Stock Plan (the “1992 Director Plan”) expired in April 2002. Under the 1992 Director Plan, which was adopted by our shareholders in April 1992, directors were automatically granted a fully vested option to purchase 20,000 shares upon joining the Board of Directors and a fully vested option to purchase 10,000 shares on each September 1 thereafter.

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

In fiscal 2004, the Company granted to two new directors options to acquired an aggregate of 40,000 shares of Company common stock at an exercise price of $10.58 per share contingent on shareholder approval. The fair market value on the date of shareholder approval was $15.33 per share. As a result, the Company recorded a charge to operations of $190,000.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

A schedule of director stock option activity is as follows:

		Weighted
		Average
	Number	Option
	of	Price
	Shares	Per Share

Outstanding June 30, 2001	140,000	$2.68
Options granted equal to market price	30,000	3.76
Options exercised	(10,000)	3.38

Outstanding June 30, 2002	160,000	2.84
Options granted equal to market price	50,000	2.63
Options cancelled or surrendered	(10,000)	3.88
Options exercised	(40,000)	2.78

Outstanding June 30, 2003	160,000	2.72
Options granted equal to market value	77,500	6.93
Options granted lower than market price	40,000	10.58
Options exercised	(85,000)	2.71
Options expired	(40,000)	10.58

Outstanding June 30, 2004	152,500	4.87

The options range in exercise price from $.84 to $10.58 per share and have a weighted average remaining contractual life of 3.0 years.

As of June 30, 2004 and 2003, 152,500 shares ($4.87 weighted average exercise price) and 160,000 shares ($2.72 weighted average exercise price), respectively, were exercisable under the 2001 and 1992 Director Plans.

Common Stock Warrants
With regard to the warrants issued in connection with the fiscal 2003 and fiscal 2004 convertible debentures referred to below, there will be no future charges to operations relative to these warrants. All convertible debentures were converted during fiscal 2004 (Note 18).

Fiscal 2004
During fiscal year ending June 30, 2004, the Company issued 60,000 warrants to various consultants as compensation for services provided. The warrant fair value of $77,000, as determined under the Black Scholes Model was charged to operations.

In September 2003, the Company issued 247,000 warrants to a group of investors in connection with a sale of convertible debentures in the amount of $2.41 million. The Company valued these warrants using the Black Scholes Model and was to amortize the warrant value as debt discount over the three year term of the debentures (Note 18). In addition, 49,400 warrants were issued to a consultant as finders fees.

In September 2003, the Company sold 166,667 shares of common stock with 50,000 warrants for gross proceeds of $500,000 (Note 19). In addition, 10,000 warrants were issued to a consultant as finders fees.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

Fiscal 2003
In May 2003, the Company issued 419,279 warrants to a group of investors in connection with a sale of convertible debentures in the amount of $2.7 million. The Company valued these warrants using the Black Scholes Model and was to amortize the warrant value as debt discount over the three year term of the debentures (Note 18). In addition, 36,923 warrants were issued to a consultant as finders fees.

In October 2002, the Company issued 444,000 warrants to a group of investors in connection with a sale of $3.7 million of convertible debentures. The Company valued these warrants using the Black Scholes Model and was to amortize the warrant value debt discount over the three year term of the debentures (Note 18). In addition, 86,863 warrants were issued to a consultant as finders fees.

In August 2002, the Company issued 132,015 warrants in connection with a private common stock sale of approximately $2.0 million.

Fiscal 2002
In March 2002, the Company issued 100,000 warrants in connection with the acquisition of Authentidate International AG. In February 2002, the Company issued 1,080,000 warrants to certain series B warrant holders with an exercise price of $2.00 per warrant in exchange for their exercise of 1,080,000 outstanding Series B warrants for which the Company received $1,485,000 in cash (Note 19).

A schedule of common stock warrant activity is as follows:

		Weighted
		Average
	Number	Warrant
	of	Price Per
	Shares	Share

Outstanding June 30, 2001	2,908,450	$4.14

Warrants granted equal to market price	109,868	5.00
Warrants granted greater than market price	1,217,500	2.28
Warrants cancelled or surrendered	(425,000)	8.15
Warrants exercised	(1,125,000)	1.48

Outstanding June 30, 2002	2,685,818	3.81
Warrants granted greater than market price	235,000	3.28
Warrants granted below market price	1,119,080	2.68
Warrants exercised	(3,000)	3.25
Warrants cancelled or surrendered	(68,359)	8.99

Outstanding June 30, 2003	3,968,539	3.37
Warrants granted equal to market price	40,000	3.09
Warrants granted greater than market price	20,000	4.48
Warrants granted below market price	356,400	3.00
Warrants exercised	(2,177,625)	3.44
Warrants expired	(17,226)	4.81

Outstanding June 30, 2004	2,190,088	3.23

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

The following is a summary of the status of common stock warrants at June 30, 2004:

		Outstanding Warrants		Exercisable Warrants

Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$1.00 – $2.85	1,117,687	1.46	$1.93	1,117,687	$1.93
$2.86 – $11.00	1,072,401	2.13	$4.59	1,072,401	$4.59

12.	Commitments and Contingencies

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

We have also been advised of a claim by Shore Venture concerning additional shares of the common stock of our subsidiary, Authentidate, Inc. and one of our patent applications. The Company is continuing to conduct settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. If the settlement results in the purchase of Shore Venture’s interest in Authentidate in excess of the then fair value of the Authentidate shares, such excess may be recorded as a charge to operations. Based on the settlement negotiations held between the parties to date, management believes that the resolution of all of Shore Venture’s claims will not have a material adverse effect on the Company’s financial condition.

We are engaged in no other litigation which would be anticipated to have a material adverse effect on our financial condition, results of operations or cash flows.

At June 30, 2004, the Company had $365,116 in outstanding letters of credit with a financial institution. The Company is required to maintain a cash account balance (restricted cash) equal to the outstanding letter of credit.

At June 30, 2003, the Company had a severance accrual of $405,000 for employees that were terminated during fiscal year 2003. These payouts occurred throughout fiscal year 2004. The remaining accrual at June 30, 2004 was $9,700, which will be paid in fiscal year 2005.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

13.	Cash Flows – Supplemental Information

Cash Flows
The Company paid interest in the amounts of $113,111, $195,276 and $115,378 for the years ended June 30, 2004, 2003 and 2002, respectively. Income taxes paid aggregated $731, $494 and $1,912 for the years ended June 30, 2004, 2003 and 2002, respectively.

Noncash Investing and Financing Activities
During the fiscal year ending June 30, 2004, the Company entered into capital lease obligations of $27,500, including interest.

During the fiscal year ending June 30, 2003, the Company issued 130,000 shares of its common stock to acquire all of the shares of Trac Medical. In addition, the Company entered into capital lease obligations for property and equipment totaling $176,178, including interest (Note 9).

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

The Company has a qualified defined contribution 401(k) profit sharing plan for all eligible employees. The Company can make contributions in percentages of compensation, or amounts as determined by the Company. The Company contributed $116,594, $143,080 and $134,640 to the plan during the years ended June 30, 2004, 2003 and 2002, respectively.

15.	Other Intangible Assets

A summary of other intangible assets is as follows:

	June 30, 2004		June 30, 2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Useful Life
	Amount	Amortization	Amount	Amortization	In Years

Patents	$366,080	$64,663	$321,085	$43,679	17
Trademarks	133,086	28,932	138,578	22,583	20
Completed technologies	59,400	59,400	59,400	37,125	2
Accreditation	121,800	121,800	121,800	76,125	2
Licenses	476,484	154,292	15,101	9,567	3

Total	$1,156,850	$429,087	$655,964	$189,079

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

The Company amortizes other intangible assets under the straight line method. Amortization expense was $231,026, $121,450 and $49,970 for the years ended June 30, 2004, 2003 and 2002, respectively. Intangible amortization expense is expected to be as follows for the next five fiscal years:

2005	$156,826
2006	153,820
2007	109,325
2008	39,288
2009	28,188

16.	Financial Instruments

Fair Value
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Expenses and Other Current Liabilities
The carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities approximates fair value because of the short maturity of these instruments.

Long Term Debt and Other Non-Current Liabilities
Long-term debt, convertible debt and capital leases carrying values approximates fair value as the Company’s current borrowing rate approximates the interest rates on such debt.

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

The Company’s reportable segments are separate divisions which are managed separately. The corporate expenses which are not managed at the segment level include all public company type expenses and therefore are excluded from the Company’s operating segments results. Goodwill is included in corporate assets (Note 1).

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

Segment Information:	DocStar	DJS	Authentidate Related	Totals

2004
Net sales from external customers	$6,274,218	$11,583,397	$1,384,456	$19,242,071
Intersegment revenues	—	69,321	—	69,321
Interest and other revenue	4,005	905	42,797	47,707
Interest expense	87,866	8,756	24,519	121,141
Depreciation and amortization	350,941	40,429	691,108	1,082,478
Segment profit (loss)	847,727	264,692	(5,632,923)	(4,520,504)
Segment assets	4,251,086	2,709,429	2,434,706	9,395,221

2003
Net sales from external customers	$6,781,230	$17,124,802	$1,380,439	$25,286,471
Intersegment revenues	13,770	62,268	—	76,038
Interest and other revenue	566	—	181,017	181,583
Interest expense	107,735	18,057	100,975	226,767
Depreciation and amortization	414,848	50,757	1,322,019	1,787,624
Segment profit (loss)	796,866	146,917	(5,974,728)	(5,030,945)
Segment assets	4,327,634	3,198,953	2,268,673	9,795,260

2002
Net sales from external customers	$6,719,803	$9,871,923	$51,178	$16,642,904
Intersegment revenues	—	88,577	—	88,577
Interest and other revenue	15,411	23	25,725	41,159
Interest expense	110,185	1,675	12,964	124,824
Depreciation and amortization	431,910	60,819	1,172,387	1,665,116
Segment profit (loss)	287,859	96,801	(5,723,055)	(5,338,395)
Segment assets	4,878,141	4,112,197	3,316,513	12,306,851

Reconciliations	2004	2003	2002

Net sales
Total net sales for reportable segments	$19,311,392	$25,362,509	$16,731,481
Elimination of intersegment revenues	(69,321)	(76,038)	(88,577)

Total consolidated net sales	$19,242,071	$25,286,471	$16,642,904

Total profit or loss for reportable segments	$(4,520,504)	$(5,030,945)	$(5,338,395)
Product development expenses	(2,377,613)	(2,534,777)	(2,170,173)
Corporate expenses and other	(8,795,243)	(2,258,830)	(2,494,793)
Elimination of intersegment profits	6,673	(8,293)	12,232

Loss before income taxes	$(15,686,687)	$(9,832,845)	$(9,991,129)

Assets
Total assets for reportable segments	$9,395,221	$9,795,260	$12,306,851
Corporate assets	84,858,670	15,274,268	13,760,530
Elimination of intersegment assets	(17,015)	(23,688)	(15,395)

Consolidated total assets	$94,236,876	$25,045,840	$26,051,986

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

In Germany, the Company had revenues from external customers of $1,235,733 for 2004, $857,540 for 2003 and $25,267 for the period March 2002 through June 2002 (Note 1) and segment assets of $1,198,240 and $918,930 at June 30, 2004 and 2003, respectively. All other revenue and assets are located in the United States.

18.	Private Debt Offerings

In October 2002, the Company sold convertible debentures with a face value of $3,700,000 to institutional investors and warrants to purchase 444,000 shares of common stock (warrant fair value $813,000). The debentures are convertible into shares of the Company’s common stock at an initial conversion price of $2.50 per share. The debenture sale contained a beneficial conversion feature with a value of $1,190,000. The debentures are due three years from the date of issuance and accrue interest at the rate of 7% per annum, payable in quarterly in arrears. At the option of the Company, the interest may be paid in either cash or additional shares of common stock. The warrants are exercisable for a period of four years from the date of issuance and are initially exercisable at $2.50 per share. The conversion price of the debentures and the exercise price of the warrants are subject to adjustment in the event the Company issues common stock or securities convertible into common stock at a price per share of common stock less than the conversion price or exercise price on the basis of a weighted average formula. In addition, the conversion price of the debentures and the exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock split, combination of shares or recapitalization. The Company has an option, but not a requirement, to sell another $2,470,000 of convertible debentures to the same investors provided the Company’s common stock maintains a trading price at or above $3.00 per share for the 15 trading days preceding an election to sell additional debentures. In September 2003, the Company exercised its option and sold $2,470,000 of convertible debentures to the same group of investors.

In May and June 2003, the Company sold convertible debentures with a face value of $2,725,300 to institutional investors (including a member and an affiliate of a member of the Company’s Board of Directors) and warrants to purchase 419,279 shares of common stock (warrant fair value $774,000) (Note 19). The debentures are convertible into shares of the Company’s common stock at an initial conversion price of $2.60 per share. The debenture sale contained a beneficial conversion feature with a value of $821,000. The debentures are due three years from the date of issuance and accrue interest at the rate of 7% per annum, payable quarterly in arrears. At the option of the Company, the interest may be paid in either cash or additional shares of common stock. The warrants are exercisable for a period of five years from the date of issuance and 50% of the warrants are initially exercisable at $2.60 per share and the remaining 50% of the warrants are initially exercisable at $2.86 per share. The conversion price of the debentures and the exercise price of the warrants are subject to adjustment in the event the Company issues common stock or securities convertible into common stock at a price per share of common stock less than the conversion price or exercise price on the basis of a weighted average formula. In addition, the conversion price of the debentures and the exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock split, combination of shares or recapitalization.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

As a result of the convertible debenture issuances, the Company recorded a beneficial conversion feature and a debt discount for the fair value of the warrants aggregating $3,598,000, which will be amortized and charged to interest expense over the three year term of the respective debt.

On September 12, 2003, we completed the sale of $2,470,000 of convertible debentures which mature in September 2006 and bear interest at 7% payable quarterly in cash or stock at the Company’s option. Included in the sale were warrants to purchase an aggregate of 247,000 shares, having an exercise price of $3.00 per share and expire in four years. The portion of the sale price allocated to the fair value of the warrants (approximately $800,000 debt discount) and the beneficial conversion feature value (approximately $1,500,000) will be amortized as interest expense over the three year term of the debt. The Company also issued five year warrants to purchase an aggregate of 49,400 shares of Company common stock to certain consultants for services rendered in connection with these transactions which are exercisable at $3.00 per share. The consultants also received a cash fee equal to 6% of the gross proceeds that the Company received.

Under the aforementioned convertible debt agreements, the Company had the right to have the debt holders convert their debt into common stock if the market price of the Company’s common stock exceeds 150% of the conversion price for 15 consecutive days.

In October 2003, the Company exercised its right to require the convertible debenture holders to convert the October 2002 debentures in the amount of $3,700,000 and the May/June 2003 debentures in the amount of $2,725,300 and issued 2,528,193 common shares to complete the conversion. In December 2003, the Company exercised its right to require the convertible debenture holders to convert the September 2003 convertible debentures in the amount of $2,470,000 and issued 823,334 common shares to complete the conversion. The Company expensed the entire balance of unamortized beneficial conversion feature and debt discount and charged operations an aggregate, $5.1 million of non-cash interest expense.

In addition, during fiscal year 2004, the Company expensed (as interest expense) all unamortized deferred financing fees related to the debenture conversions, in the approximate amount of $500,000.

During fiscal years 2004 and 2003, approximately $300,000 and $489,000 has been recorded as non-cash interest expense on the Company’s income statement relative to the amortization of the beneficial conversion feature and debt discount on these convertible debentures.

19.	Private Equity Offerings

In February 2004, the Company completed a private sale of its common stock to certain accredited investors pursuant to Section 4(2) of the Securities Act of 1933 (the “Securities Act”), as amended and Regulation D, promulgated thereunder. The Company sold a total of 5,360,370 common shares at a price of $13.75 per share and realized gross proceeds of $73.7 million. After payment of offering expenses and broker commissions the Company realized $69.1 million in net proceeds. The shares of common stock issued are restricted securities and have not been registered under the Securities Act, or any state securities law, and unless so registered, may not be offered or sold in the United States absent a registration or applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Company will use the funds to strengthen its balance sheet, develop a back-up data center for Authentidate Inc. as well as for sales and marketing activities and general corporate purposes.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

In addition to this financing, on September 22, 2003, the Company sold 166,667 shares of common stock and warrants to purchase 50,000 shares of Company common stock to an investor who participated in the May 2003 financing. The shares were sold for $3.00 per share and the investor agreed to a one- year lock-up during which he will be unable to sell or otherwise transfer the securities purchased in this sale. The 50,000 warrants issued to this investor have an exercise price of $3.00 and expire in four years. The underlying shares of these warrants are also subject to a one-year lock-up. The Company received $470,000 of net proceeds after expenses.

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

In 2001, the Company, in two separate transactions closed on the sale of $5,500,000 of its securities to two foreign institutions pursuant to Regulation S, promulgated under the Securities Act of 1933, as amended. In the transactions, the Company sold 5,500 of its Series C Convertible Preferred Stock, with a dividend rate of 4%, payable in either cash or Company Common Stock to the foreign institutions convertible at $4.845 per share and five year warrants to purchase 114,000 shares of Common Stock exercisable at $4.845 per share. The conversion price is not subject to resets or adjustments for changes in the market price of the Company’s common stock. The right of conversion incorporated into the Series C Preferred Stock constitutes a beneficial conversion feature which was determined to have a value of approximately $1,464,002. The beneficial conversion feature was amortized as a preferred stock dividend over a one-year period commencing July 1, 2001 using the effective interest method. The Company received net proceeds of approximately $5,200,000 from the transaction after paying commissions and expenses. The securities sold in this offering are restricted securities under the terms of Regulation S and may not be transferred or resold in the United States for a period of one year, except pursuant to registration under the Securities Act or an exemption thereunder. During the fiscal year ended June 30, 2004 and 2003, 3,600 Series C preferred shares and 400 Series C preferred shares were converted into 743,034 common stock shares and 82,560 common stock shares, respectively.

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

During fiscal 2000, the Company closed three concurrent private offerings. In the first offering, the Company sold 740,000 units at an aggregate offering price of $740,000, each unit consisting of two shares of common stock and two Series B common stock purchase warrants (the “Series B Warrants”). The Series B Warrants entitle the holder to purchase one share of common stock at an exercise price of $1.375 per share during the offering period commencing on the date of issuance and terminating five years thereafter. The Series B warrants are redeemable at any time commencing one year after issuance at the option of the Company with not less than 30 nor more than 60 days written notice to the registered holders at a redemption price of $.05 per warrant provided; (i) The public sale of the shares of common stock issuable upon exercise of the Series B warrants are covered by a tentative registration statement; and (ii) During each of the immediately preceding 20 consecutive trading days ending within 10 days of the date of the notice of redemption, the closing bid price of the Company’s common stock is at least $3.25 per share. As of June 30, 2004, 375,000 Series B warrants are outstanding.

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

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

As of June 30, 2004 and 2003, 22,000 Series B preferred shares have been converted leaving 28,000 shares outstanding which are convertible in 500,000 common shares.

Commencing October 2004, the Series B preferred stock is redeemable at the option of the Company without regard to the closing price of the Company’s common stock.

As part of this equity offering in fiscal 2000 the Company also created a new subsidiary, Authentidate Inc. In connection with the above offerings, the purchasers were granted the right to purchase 20% of Authentidate for $100,000. The purchasers subsequently exercised this right, however, the Company repurchased this portion in fiscal year 2001 and now owns approximately 98% of Authentidate (Note 1). In addition, the Purchasers were issued an aggregate of 999,999 Series C common stock purchase warrants (the “Series C Warrants”). The Series C Warrants were redeemable at any time commencing six months after issuance, on not less than 30 nor more than 60 days written notice to registered holders at a redemption price equal to $.05 per Warrant, provided (i) the public sale of the shares of common stock issuable upon exercise of the Series C Warrants (the “Warrant Shares”) are covered by an effective registration statement or are otherwise exempt from registration; and (ii) during each of the immediately preceding 20 consecutive trading days ending within 10 days of the date of the notice of redemption, the closing bid price of the Company’s common stock is not less than 120% of the current exercise price of the Series C Warrants.

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

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

During fiscal year 2004, the 3,600 Series C preferred shares outstanding were converted into 743,034 shares of common stock.

20.	Related Party Transactions

The Company entered into certain loan and security arrangements involving Mr. John T. Botti, our Chairman and Chief Executive Officer, principally relating to certain obligations to financial institutions collateralized by Mr. Botti’s stock in AHC. The Company initially established these arrangements in 2001, and agreed to certain modifications in February 2002, as described below.

In January 2001, the Company made a loan of $317,000 to Mr. Botti so as to enable him to avoid a margin call on the shares of AHC common stock owned by him that were held in a brokerage account as the Board of Directors believed that failing to do so would have a material adverse impact on the market price of its stock (the “2001 Loan”). The 2001 Loan was collateralized by a lien on all of the shares of AHC owned by Mr. Botti, as well as shares issuable to Mr. Botti upon the exercise of stock options granted to him. On February 14, 2002, the Company agreed to loan an additional amount of $203,159 to Mr. Botti, which loan was also collateralized by a lien on all of shares of AHC owned by Mr. Botti or issuable to him (the “2002 Loan”). The 2001 Loan bore interest at the rate of 9% per annum. The 2002 Loan bore interest at the rate of 6% per annum. These loans were paid in full in June 2003 as the result of Mr. Botti selling his 100 shares of Series A preferred stock to the Company for $850,000. The Series A preferred stock had been appraised at $1,100,000 by an independent nationally recognized appraisal and valuation firm. Additionally, the Company paid Mr. Botti $70,000 in cash in June 2003 and monthly installments of $15,000 to satisfy the outstanding liability related to the sale. At June 30, 2004, the remaining balance outstanding is $88,239. In July 2004, the Compensation Committee approved payment in full to the Chief Executive Officer during the quarter ended September 30, 2004.

In May and June 2003, the Company sold convertible debentures to certain institutional investors. In the transaction, the Company sold $2,725,300 of convertible debentures and warrants to purchase an aggregate of 419,279 shares of common stock. A non-executive member of our Board of Directors participated in this financing and purchased $250,000 aggregate principal amount of convertible debentures and received 38,462 common stock purchase warrants. Further, an entity affiliated with a non-executive member of our Board of Directors, purchased $250,000 aggregate principal amount of convertible debentures and received 38,462 common stock purchase warrants in this financing. In addition, an entity that is currently a beneficial owner of in excess of 5% of our common stock participated in this financing, purchasing $250,000 aggregate principal amount of convertible debentures and receiving 38,462 common stock purchase warrants. The convertible debentures, which are payable in full in May 2006, bear interest at 7% annum, payable quarterly in arrears (Note 18).

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

21.      Interest/Other Income and Interest Expense

Interest and other income for the years ended June 30, 2004, 2003 and 2002 consist of:

	2004	2003	2002

Interest income, from financial institutions	$527,030	$76,606	$140,393
Proceeds from “9/11 Fund”	—	163,465	—
Proceeds from insurance company related to 9/11 attack in New York	—	275,489	—
Grant income	732,000	—	—
Miscellaneous income	45,324	56,921	39,967

Total interest and other income	$1,304,354	$572,481	$180,360

Interest expense for the years ended June 30, 2004, 2003 and 2002 consists of:
		2004	2003	2002

	Interest to financial institutions	$119,021	$211,573	$124,824
	Interest paid in stock on convertible debt	117,245	143,666	—
	Writeoff of beneficial conversion feature, debt discount and deferred financing fees	5,942,586	489,414	—
	Interest on convertible debt in cash	53,129	27,203	—

	Total interest expense	$6,231,981	$871,856	$124,824

22.	Quarterly Data Financial (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal year ended June 30, 2004
Net sales	$3,271,223	$4,029,068	$6,790,398	$5,151,382
Gross profit	1,226,283	1,626,252	1,695,035	2,281,918
Net loss	(1,700,019)	(7,823,689)	(2,565,345)	(3,580,140)
Loss per share	(.09)	(.32)	(.09)	(.11)

Fiscal year ended June 30, 2003
Net sales	$5,464,576	$5,920,575	$8,105,870	$5,795,450
Gross profit	1,299,933	1,773,383	1,453,173	1,590,146
Net loss	(1,994,866)	(1,953,555)	(3,009,758)	(2,881,130)
Loss per share	(.10)	(.10)	(.15)	(.14)