Form 10-Q
period 2004-09-30
AUTHENTIDATE HOLDING CORP
filed 2004-11-04
CIK 885074

SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

     FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2004

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ______________

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

Yes            No

     33,809,181 shares of Common Stock, par value $.001 per share, were outstanding at November 1, 2004.

AUTHENTIDATE HOLDING CORP.
FORM 10-Q
INDEX

Page No.

Part I Financial Information

Item 1 – Financial Statements
Consolidated Balance Sheets -
September 30, 2004 and June 30, 2004	3

Consolidated Statements of Operations -
Three months ended September 30, 2004
and September 30, 2003	4

Consolidated Statements of Cash Flows -
Three months ended September 30, 2004
and September 30, 2003	5

Notes to Consolidated Financial Statements	6

Item 2 – Management’s Discussion and Analysis of
Financial Condition and Results of Operations	11

Item 3 – Quantitative and Qualitative Disclosures About
Market Risk	18

Item 4 – Controls and Procedures	18

Part II Other Information

Item 1 – Legal Proceedings	18

Item 2 – Changes in Securities	19

Item 3 – Defaults Upon Senior Securities	19

Item 4 – Submission of Matters to a Vote of
Security Holders	19

Item 5 – Other Information	19

Item 6 – Exhibits and Reports on Form 8-K	20

Safe Harbor Statement	21

Signatures	22

Certifications	23-25

Part I Financial Information
Authentidate Holding Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited except for the June 30, 2004 balance sheet)

	September 30, 2004	June 30, 2004

Assets
Current assets
Cash and cash equivalents	$71,537,320	$73,989,823
Restricted cash	366,081	365,116
Accounts receivable, net of allowance for doubtful accounts of $400,779 and $420,916 at September 30, 2004 and June 30, 2004, respectively	2,596,452	3,039,044
Due from related parties	361
Inventories	248,305	125,206
Prepaid expenses and other current assets	561,379	474,309

Total current assets	75,309,898	77,993,498

Property and equipment, net	3,519,070	3,396,454
Other assets
Software development costs, net	679,482	497,977
Goodwill	11,616,736	11,616,736
Other intangible assets	843,514	727,763
Other assets	26,949	4,448

Total assets	$91,995,649	$94,236,876

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,402,455	$859,360
Accrued expenses and other current liabilities	2,076,370	1,838,860
Deferred revenue	1,975,098	1,881,277
Current portion of obligations under capital leases	56,320	69,968
Current portion of long-term debt	120,000	208,239
Line of credit	159,812	571,622
Income taxes payable	7,751	6,130

Total current liabilities	5,797,806	5,435,456
Long-term debt, net	18,000	48,000
Obligations under capital leases, net of current portion	22,041	35,421

Total liabilities	5,837,847	5,518,877

Commitments and contingencies

Shareholders’ equity
Preferred stock $.10 par value, 5,000,000 shares authorized:
Series B – 28,000 shares issued and outstanding at September 30, 2004 and June 30, 2004	2,800	2,800
Common stock, $.001 par value;
75,000,000 shares authorized, 33,203,751 and 32,951,656 issued and outstanding at September 30, 2004 and June 30, 2004, respectively	33,204	32,952
Additional paid-in capital	157,972,928	157,602,589
Accumulated deficit	(71,770,117)	(68,846,528)
Accumulated other comprehensive income	(81,013)	(73,814)

Total shareholders’ equity	86,157,802	88,717,999

Total liabilities and shareholders’ equity	$91,995,649	$94,236,876

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corporation and Subsidiaries
Consolidated Statements of Operations
Unaudited

	For the 3 months ended

	September 30, 2004	September 30, 2003

Net sales	$3,662,398	$3,271,223
Cost of sales	1,959,785	2,044,940

Gross Profit	1,702,613	1,226,283

Selling, general and administrative expenses	4,209,357	2,697,073
Product development expenses	701,274	579,540

Loss from operations	(3,208,018)	(2,050,330)

Other income (expense)
Interest and other income	308,678	789,863
Interest expense	(4,198)	(457,456)

Loss before income taxes	(2,903,538)	(1,717,923)
Income tax (expense)/benefit	(2,551)	17,904

Net loss	$(2,906,089)	$(1,700,019)

Per share amounts:
Basic and diluted loss per common share	$(.09)	$(.09)

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Unaudited

	For the 3 months ended

	September 30, 2004	September 30, 2003
Cash flows from operating activities
Net loss	$(2,906,089)	$(1,700,019)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	276,642	271,371
Provision for doubtful accounts receivable	9,920	9,202
Amortization deferred financing costs and debt discount		326,783
Interest paid in stock		117,245
Non-cash compensation and other	(26,583)	14,226
NYS Grant income		(732,000)
Changes in operating assets and liabilities:
Accounts receivable and due from related parties	432,311	1,693,019
Inventories	(123,099)	(115,967)
Prepaid expenses and other current assets	(87,070)	17,511
Accounts payable, accrued expenses
and other current liabilities	824,738	(534,865)
Deferred revenue	93,821
Income taxes	1,621	(18,179)

Net cash used in operating activities	(1,503,788)	(651,673)

Cash flows from investing activities
Restricted cash	(965)
Purchases of property and equipment	(274,151)	(72,311)
Software development costs	(263,652)	(17,780)
Other intangible assets	(158,711)	9,708
Other long term assets	(22,501)	(53,173)

Net cash used in investing activities	(719,980)	(133,556)

Cash flows from financing activities
Proceeds from sale of common stock, net of expenses ($30,000)		470,000
Stock options and warrants exercised	344,769	64,745
Dividends		(35,000)
Sale of convertible debentures, net of issuance costs ($82,079)		2,387,921
Principal payments on obligations under capital leases	(27,028)	(40,502)
Payment of registration costs	(9,228)	(10,150)
Net payments under line of credit	(411,810)	(717,179)
Deferred financing costs		(137,300)
Principal payments on long-term debt		(9,399)
Payment of other long term debt	(118,239)	(45,000)

Net cash provided by financing activities	(221,536)	1,928,136
Effect of exchange rate changes on cash flows	(7,199)	32,500

Net increase (decrease) in cash and cash equivalents	(2,452,503)	1,175,407
Cash and cash equivalents, beginning of period	73,989,823	3,460,446

Cash and cash equivalents, end of period	$71,537,320	$4,635,853

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

2.      The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

3.      Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2004.

4.       During the three months ended September 30, 2004; 12,000 common stock options and 381,746 common stock warrants were exercised.

5.      The following represents the reconciliation of the basic and diluted loss per share amounts for the three months ended September 30, 2004 and 2003, respectively.

	September 30,

	Three Months Ended

	2004	2003

Net income/(loss)	($2,906,089)	($1,700,019)
Preferred stock dividends	(17,500)	(52,952)

Loss applicable to common shareholders	($2,923,589)	($1,752,971)
Weighted average shares	33,085,508	20,435,657
Basic and diluted loss per share	($.09)	($.09)

     All common stock equivalents were excluded from the loss per share calculation for all periods presented because the impact is antidilutive. At September 30, 2004, options (4,942,908), warrants (1,808,342) and convertible preferred stock (500,000) were outstanding. At September 30, 2003, options (4,721,892), warrants (4,364,134), convertible preferred stock (1,139,835) and convertible debentures (4,721,892) were outstanding.

6.      The Company’s reportable segments are separate divisions and distinct businesses which are managed separately. Included in the Authentidate Related segment are operations of Authentidate, Trac Med and AG which are all in the authentication software services business. DocStar is in the document imaging software business and DJS is in the systems integration business. DocStar sells through a national network of dealers (approximately 100 dealers) and anticipates the addition of several new dealers each quarter to expand into markets not currently served. DJS’s market is primarily in the Albany, New York region. Authentidate, Trac Med and AG sell their products and services on a global basis using a direct sales model. The Corporate Division’s expenses are non-operating expenses which include all public company related activities and apply to all of the Company’s operating divisions and therefore is stated as a reconciling item in our segment data. The Company’s segment information follows:

Segment Information for the three months ended:

Sept. 30, 2004:	DocStar	DJS	Authentidate Related	Totals

Net sales from external customers	$1,405,670	$1,663,302	$593,426	$3,662,398
Intersegment sales		10,094		10,094
Segment profit/(loss)	65,246	13,554	(1,918,976)	(1,840,176)
Segment assets	4,411,636	2,430,509	2,687,371	9,529,516

Sept. 30, 2003:
Net sales from external customers	$1,225,201	$1,838,750	$207,272	$3,271,223
Intersegment sales		14,549		14,549
Segment profit/(loss)	(20,899)	(9,016)	(1,093,468)	(1,123,383)
Segment assets	4,103,177	2,205,850	1,753,036	8,062,063

Reconciliation:	September 30, 2004	September 30, 2003

Total sales from segments	$3,672,492	$3,285,772
Elimination of intersegment sales	(10,094)	(14,549)

Total consolidated net sales	$3,662,398	$3,271,223

Total pre-tax loss of segments	($ 1,840,176)	($ 1,123,383)
Product development expenses	(701,274)	(579,540)
Corporate Division expenses	(368,925)	(21,673)
Elimination of intersegment profits	6,837	6,673

Loss before income taxes	($2,903,538)	($1,717,923)

Total assets of segments	$9,529,516	$8,062,063
Corporate assets	82,476,311	16,684,499
Elimination of intersegment assets	(10,178)	(17,015)

Consolidated assets	$91,995,649	$24,729,547

7.      In February 2004, the Company completed a private sale of its common stock to certain accredited investors pursuant to Section 4(2) of the Securities Act of 1933 (“the Securities Act”), as amended and Regulation D, promulgated thereunder. The Company sold a total of 5,360,370 common shares at a price of $13.75 per share and realized gross proceeds of $73.7 million. After payment of offering expenses and broker commissions the Company realized $69.1 million in net proceeds. The Company is currently using the funds to strengthen its balance sheet, develop a back-up data center for Authentidate Inc. as well as for sales and marketing activities and general corporate purposes.

      In addition to this financing, on September 22, 2003, the Company sold 166,667 shares of common stock and warrants to purchase 50,000 shares of Company common stock to an investor who participated in the May 2003 financing. The shares were sold for $3.00 per share and the investor agreed to a one- year lock-up during which he will be unable to sell or otherwise transfer the securities purchased in this sale. The 50,000 warrants issued to this investor have an exercise price of $3.00 and expire in four years. The underlying shares of these warrants were subject to a one-year lock-up. The Company received $470,000 of net proceeds after expenses.

     The securities sold in each of the foregoing transactions were restricted securities under the terms of Regulation D and may not be transferred or resold for a period of one year, except pursuant to registration under the Securities Act or an exemption thereunder. Pursuant to registration rights agreements entered into with the investors in these financings, registration statements were filed with and declared effective by the Securities and Exchange Commission registering the shares of common stock sold in or issuable pursuant to these transactions

8.      During fiscal years ended June 30, 2003 and June 30, 2004, the Company sold $8,895,300 of convertible debentures in aggregate in three separate transactions. In conjunction with the sales, warrants to purchase 1,110,279 shares of the Company’s common stock were issued, with exercise prices ranging from $2.50 – $3.00 per share over a period ranging from 4 to 5 years. All of the issues were due 3 years from the issuance date and each carried a beneficial conversion feature, which were subject to adjustment in the event of additional issuances of common stock or convertible securities.The Company also issued five year warrants to purchase 49,400 shares of Company common stock to certain consultants for services rendered in connection with these transactions, which are exercisable at $3.00 per share. The consultants also received a cash fee equal to 6% of the gross proceeds the Company received.

      In October 2003, the Company exercised its right to require the convertible debenture holders to convert debentures issued in October 2002 in the amount of $3,700,000 and the May/June 2003 debentures in the amount of $2,725,300 and issued 2,528,193 common shares to complete the conversion. In December 2003, the Company exercised its right to require the convertible debenture holders to convert all remaining convertible debentures issued in September 2003 in the amount of $2,470,000 and issued 823,334 common shares to complete the conversion. The Company expensed the entire balance of unamortized beneficial conversion feature and debt discount and charged operations an aggregate, $5.1 million of non-cash interest expense. In addition, the Company expensed all unamortized deferred financing costs in the amount of $500,000 during the fiscal year ended June 30, 2004 as interest expense.

     Each of the foregoing transactions was a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof and/or Regulation D, promulgated thereunder.

9.      As described in our report on Form 10-K for the fiscal year ended June 30, 2004, we are involved in the following pending and threatened legal proceedings. We are the defendant in a third party complaint filed by Shore Venture Group, LLC (Shore Venture) in Federal District Court in Pennsylvania. The third party complaint was filed against us on May 7, 2001. Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleges a claim for breach of contract and seeks indemnification. A trial was held in October, 2002 and we are currently awaiting the verdict of the judge. Management believes that the claim will not have a material adverse impact on our financial condition, results of operations or cash flows.

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

10.      Total comprehensive income/(loss) consist of:

	September 30,

	Three Months Ended

	2004	2003

Net loss	($2,906,089)	($1,700,019)
Currency translation adjustment	(7,199)	32,500

Total comprehensive loss	($2,913,288)	($1,667,519)

11.      Effective July 1, 2001, the Company adopted FAS 141 and FAS 142. FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. FAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. The Company adopted FAS No. 142 effective July 1, 2001.

     There were no changes in the carrying amount of goodwill for the quarter ended September 30, 2004. The values at September 30, 2004 were as follows:

	Authentidate	AG	Trac Med	Total

Balance September 30, 2004	$3,987,571	$7,291,165	$338,000	$11,616,736

     The Company retains a third party valuation firm to perform an annual valuation of goodwill as of June 30. An adverse development or change in our business would require an interim assessment. There were no adverse developments or changes in our business that required an interim assessment for the three months ended September 30, 2004.

     Intangible asset amortization expense for the three months ended September 30, 2004 was $42,960. Below is a chart of intangible assets:

	September 30, 2004			June 30, 2004

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Patents	$388,487	$70,753	$317,734	$366,080	$64,663	$301,417
Trademarks	133,086	31,002	102,084	133,086	28,932	104,154
Licenses	612,788	189,092	423,696	476,484	154,292	322,192

Total	$1,134,361	$290,847	$843,514	$975,650	$247,887	$727,763

     The Company amortizes intangible assets under the straight line method. Intangible amortization expense is expected to be as follows for the next five fiscal years:

2005	$192,085
2006	192,085
2007	151,905
2008	40,402
2009	29,574

12.      There have been no new accounting pronouncements during fiscal year 2004 or 2005 to date that require adoption by us.

13.      Included in net sales and cost of goods sold are service sales of $318,937 and cost of service sales of $131,306 for the three months ended September 30, 2004.

14.      In April 2003, the non executive Directors approved a plan to purchase all of the outstanding Series A Preferred Stock from the Company’s Chairman and Chief Executive Officer in exchange for loans owed to the Company by the Chairman and for cash. The Company’s Series A Preferred Stock provides the holder with the ability to elect a majority of the Company’s Board of Directors. The Company and its Chief Executive Officer agreed on a total purchase price for this transaction of $850,000 which represents a discount as compared to the appraised value of the shares of Series A Preferred Stock of $1.1 million which was determined by an independent nationally recognized appraisal and valuation firm. The Company’s Board ordered this valuation prior to agreeing upon the purchase price for the shares of Series A Preferred Stock. Of the purchase price paid, approximately $485,000 was credited against certain loans owed to the Company. Of the balance due to the Chief Executive Officer $70,000 was paid at closing and the balance was paid in monthly installments of $15,000, and was paid in full during the quarter ended September 30, 2004.

15.      The Company does not expense options granted under the Company’s option plans. The Company applies FAS No.123 to determine the compensation cost on a pro-forma basis for footnote disclosure. The pro-forma amounts in the table below were determined using the Black Scholes option-pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility, expected dividend payments and the risk-free interest rate over the expected life of the options.

	Three Months Ended

Net loss:	September 30, 2004	September 30, 2003

As reported	($ 2,906,089)	($1,700,019)
Deduct: total stock based employee compensation expense determined
under fair value method	(871,357)	(563,046)

Proforma	($ 3,777,446)	($ 2,263,065)

Basic and diluted net loss per common share:
As reported	($.09)	($.09)
Pro-forma	(.11)	(.11)

16.      In June 1999, the Company completed construction of a new office and production facility in Schenectady, New York for approximately $2,300,000 which was financed with a $1,000,000 grant from the Empire State Development Corporation (ESDC) (an agency of New York state) and a mortgage loan from a local financial institution. The grant stipulated that the Company was obligated to achieve certain annual employment levels between January 1, 2002 and January 1, 2004 or some or all of the grant will have to be repaid. Although we have not achieved the agreed upon employment levels to date, we reached an agreement with the ESDC to restructure the grant terms relating to this covenant. We agreed to repay $268,000 of the grant amount at the rate of $10,000 per month, interest free, in consideration of the ESDC’s agreement to permanently reduce our employment level requirement to 99. At September 30, 2004 the amount due ESDC was $138,000 and is included in debt on the balance sheet. As a result of this arrangement, we recorded $732,000 as other income in the Corporate Division during fiscal year ended June 30, 2004.

17. Below is a summary of changes in Shareholders’ Equity for the three months ended September 30, 2004:

	Preferred Stock	Common Stock	Paid in Capital	Accumulated Deficit	Translation Adjustment	Total Shareholders’ Equity

Balance
June 30, 2004	$2,800	$32,952	$157,602,589	($68,846,528)	($73,814)	$88,717,999
Exercise of options
and warrants		246	344,523			344,769
Warrants and options
issued for services			(26,583)			(26,583)
Registration costs			(9,228)			(9,228)
Currency translation adj.					(7,199)	(7,199)
Preferred stock dividends				(17,500)		(17,500)
Dividends paid in stock		6	61,627			61,633
Net loss				(2,906,089)		(2,906,089)

Balance
September 30, 2004	$2,800	$33,204	$157,972,928	($71,770,117)	($81,013)	$86,157,802

18.      We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2004, we were not aware of any obligations under such indemnification agreements that would require material payments.

     Effective October 4, 2004 we issued an aggregate of 250,000 common stock purchase warrants to a consultant in partial consideration for services to be provided by such person under a consulting agreement entered into with such consultant as of such date. The warrants are exercisable as follows:

Warrant No.	Number of Shares	Exercise Price	Exercisable as of	Expiration Date

1	100,000	$15.00	October 4, 2004	October 4, 2008
2	30,000	$16.00	November 4, 2004	October 4, 2008
3	30,000	$17.00	December 4, 2004	October 4, 2008
4	30,000	$18.00	January 4, 2005	October 4, 2008
5	30,000	$19.00	February 4, 2005	October 4, 2008
6	30,000	$20.00	March 4, 2005	October 4, 2008

     The holder was also granted demand and piggyback registration rights for the shares of common stock issuable upon exercise of the warrants. The issuance of these warrants was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof.

19.      As of October 1, 2004, the Company’s right to redeem the outstanding 28,000 shares of Series B Preferred Stock is vested. Accordingly, the Company has the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our Common Stock at a conversion rate of $1.40. In the event the Company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. The Series B Preferred Stock was originally issued in a private financing which was completed in October 1999. The conversion and redemption features of this security were amended in October 2002 to provide for the rights and obligations described above in this note.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2.
Overview

     We are involved in the development of security software technology, document imaging software products and systems integration services and products. Our products include DocStar document imaging software products, the Authentidate authentication and security software products and system integration services and sale of computer products through our DJS subsidiary. We also offer, through our Trac Medical Solutions subsidiary, the CareCert™ Internet-based medical forms processing service. Authentidate products are sold by Authentidate, Inc., Trac Medical Solutions, Inc., and Authentidate International, AG. During the three months ended September 30, 2004, we derived approximately $600,000 in revenues from our Authentidate segment and combined revenues of $3.1 million from our DocStar and DJS segments.

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

     On July 31, 2002, we entered into a strategic alliance agreement with the United States Postal Service to serve as the preferred provider of the USPS Electronic Postmark® (EPM) service. Under the terms of the agreement, our subsidiary, Authentidate, Inc., provides the management, technology and support for the United States Postal Service’s EPM system. The USPS is the vendor of the EPM to the end user. The USPS Electronic Postmark® provides evidence that the content of a document or file existed at a specific date and time and is intended to protect the integrity of the document or file by ensuring that it cannot be altered without detection. The EPM uses our patent pending technology offering highly sophisticated encryption methodology ensuring document authenticity and is intended to be able to be added to any application regardless of the computing platform or operating system. As described in our Annual Report on Form 10-K, although we have not attained the current revenue metric provided in our agreement with the Postal Service, we have been negotiating new metrics and believe we have reached an agreement in principle. If we are unsuccessful in completing these negotiations or are not able to achieve the original metric, the Postal Service may terminate our agreement. In order to facilitate this product launch, we entered into development and promotional agreements with Microsoft Corporation and an affiliate of Microsoft in order to create the necessary software interfaces to Microsoft Office®. We announced a general release of this product on October 21, 2003. Authentidate may generate revenues both from the sale of EPM transactions and professional services.

     In March 2002, we acquired all the outstanding capital stock of Authentidate International, AG. We previously owned 39% of the Authentidate International. Authentidate International sells the Authentidate product in the European marketplace and is currently focusing on the German market. Authentidate International entered into revenue generating agreements with end users and resellers during the 2004 and 2005 fiscal year through which it expects to realize revenue from a combination of installation and transactions fees.

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

Revenue Recognition

Revenue from the sale of products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. Service revenue is recognized as such services are provided. We enter into transactions that represent multiple-element arrangements. These arrangements include combinations of licensing, transactions, set-up fees and maintenance and support fees. Multiple-element transactions are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met: (a) the delivered item has value to the customer on a standalone basis; (b) there is objective and reliable evidence of the fair value of the undelivered item; and (c) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the delivered item is considered probable and substantially in our control. If these criteria are not met, then revenue is deferred until such criteria are met or over the period which the last undelivered element is delivered, which is typically the life of the contract agreement.

Warranty

     We provide a one year warranty on hardware products that we assemble. On products distributed for other manufacturers, the original manufacturer warrants the product. Warranty expense was not significant to any of the years presented.

Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

     We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write downs may be required.

Goodwill

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

Deferred Tax Assets

     We record a full valuation against our deferred tax assets when we believe it is more likely than not that such deferred tax assets will not be realized.

     The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes contained elsewhere in this Form 10-Q.

Results of Operations

The Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003.

     The Company realized a consolidated net loss of $2,906,089 ($.09 per share) for the three months ended September 30, 2004 compared to a consolidated net loss of $1,700,019 ($.09 per share ) for the three months ended September 30, 2003.

     As reported in Footnote 6 (Segment Information) to the Consolidated Financial Statements appearing in this Form 10-Q, the net loss is the result of losses incurred primarily by the Company’s Authentidate segment. Our Authentidate segment has incurred significant sales, marketing, development and general administrative expenses this year and last in an effort to complete the product development efforts, generate sales and develop a market for its products.

     The consolidated net loss for the three months ended September 30, 2004 is approximately $1.2 million greater than it was for the same period last year. The increase in net loss resulted from the Authentidate segment, whose segment loss rose from $1,093,468 for the three months ended September 30, 2003 to $1,918,976 for the same period in 2004. This increase in segment losses is due to an increase in segment costs offset somewhat by higher sales.

     DocStar segment profit increased by approximately $86,000 due to an increase in sales of approximately $180,000. DJS segment profit increased by approximately $23,000.

     Consolidated sales were $3,662,398 and $3,271,223 for the three months ended September 30, 2004 and 2003, respectively. This increase versus the prior year is a result of an increase in Authentidate segment sales of $386,000, an increase in DocStar of $180,000 and offset by a decline in DJS hardware sales. Although DJS sales declined by approximately $175,000 during the quarter ended September 30, 2004 compared to the prior year, segment income increased by approximately $23,000 because the sales decline was on low margin computer hardware and also because DJS reduced overhead costs substantially to compensate for the reduction in computer hardware sales.

     Consolidated gross profit for the three months ended September 30, 2004 and 2003 was $1,702,613 and $1,226,283, respectively. The consolidated gross profit margin was 46.5% and 37.5% for the three months ended September 30, 2004 and 2003, respectively. Gross profit margin is defined as gross profit as a percentage of sales.

     Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $4,209,357 and $2,697,073 for the three months ended September 30, 2004 and 2003, respectively. Contributing to the increase were activities in our Corporate division, which incurred $690,313 in SG&A expenses for the three months ended September 30, 2004, compared to $337,486 for the three months ended September 30, 2003. Further, increased personnel costs, insurance, legal fees and audit fees for our Corporate division’s ongoing operations and compliance contributed to the increase of $352,827. In addition, SG&A expenses in our Authentidate segment increased to $2,265,934 for the three months ended September 30, 2004 compared to $1,154,740 for the same period in 2003. The majority of the increase resulted from increased personnel and selling costs. Additionally, the Authentidate segment spent approximately $270,000 in efforts to explore development of viable markets for electronic postmark services in other countries, which expenses are included in SG&A. The balance of the expenses incurred in our Authentidate segment consist of personnel, legal fees, sales and marketing costs, and tax consulting fees.

     As a percentage of net sales, S,G&A costs were 114.9% and 82.4% for the three months ended September 30, 2004 and 2003, respectively. This percentage increase is primarily due to the increase in SG&A expenses for the Authentidate segment as discussed above.

     Interest expense was $4,198 and $457,456 for the three months ended September 30, 2004 and 2003, respectively. The decrease is due to interest expense on convertible debentures no longer payable due to the conversion of debentures issued occurring in fiscal 2004. For the three months ended September 30, 2003 the Company recorded $300,000 of non-cash interest due to the amortization of debt discount on the convertible debentures, which is more fully discussed in the footnotes contained herein.

     Product development expenses, excluding capitalized costs, primarily relate to software development for the Authentidate segment. For the three month period ended September 30, 2004, these costs increased to $701,274, as compared to $579,740 the same period last year. We have a policy of capitalizing qualified software development costs after technical feasibility has been established and amortizing those costs over three years as cost of goods sold. The amortization expense of software development costs amounted to $82,000 and $80,000 for the three months ended September 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

Overview

     Our primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of long-term debt at September 30, 2004 totaled $138,000, which relates to a note payable to the Empire State Development Corporation for the repayment of a grant, as more fully described below

     In February 2004, we sold a total of 5,360,370 common shares in private placements pursuant to Section 4(2) of the Securities Act and Rule 506, promulgated thereunder. We realized gross proceeds of approximately $73,700,000 from these transactions and received net proceeds of approximately $69,100,000 after payment of offering expenses and broker commissions

     Our DJS subsidiary has a $2.5 million revolving line of credit with a financial institution collateralized by all assets of DJS and guaranteed by Authentidate Holding Corp. The agreement restricts DJS from making cash advances to AHC, without obtaining a waiver from the financial institution. The interest rate is prime plus 1.75% with a minimum prime rate of 7%. DJS may borrow on this line based on a formula of qualified accounts receivable and inventory. The outstanding balance on this line of credit is $159,812 at September 30, 2004.

     Property, plant and equipment expenditures totaled $274,151 and capitalized software development expenditures totaled $263,652 for the three months ended September 30, 2004, respectively. There are no significant purchase commitments outstanding.

     In June 1999, we completed construction of a new office and production facility in Schenectady, New York for approximately $2,300,000. We were awarded a grant totaling $1,000,000 from the Empire State Development Corporation (ESDC) (an agency of New York state) to be used towards the construction of this facility. The grant stipulated that we were obligated to achieve certain annual employment levels between January 1, 2002 and January 1, 2004 or some or all of the grant will have to be repaid. Although we did not achieve the agreed upon employment levels, we entered into an agreement with the ESDC regarding the repayment of a portion of the grant award. Beginning September 2003, we agreed to repay $268,000 of the grant amount at the rate of $10,000 per month, interest free. As a result of this arrangement, we recognized $732,000 of the deferred grant amount as other income during the quarter ended September 30, 2004. The remaining $268,000 of the grant amount was reclassified as current and non-current long-term debt. During fiscal 2004, we repaid $100,000 of this amount. At September 30, 2004, the principal unpaid balance is $138,000. The remainder of the financing for the new facility, totaling approximately $1.4 million, was provided by a local financial institution in the form of a mortgage loan. We repaid the full amount of the mortgage in March 2004.

Cash Flows

     Our cash and cash equivalents balance at September 30, 2004 was $71,537,320 and total assets were $91,995,649 compared to cash and cash equivalents of $73,989,823 and total assets of $94,236,876 at June 30, 2004. Our cash balance at September 30, 2003 was $4,635,853 and our total assets as of such date was $24,729,547. The increase from the quarter ended Septermber 30, 2003 to the quarter ended September 30, 2004 is due to the completion of private financings during the fiscal year ended June 30, 2004, offset by our operating losses. We used $1,503,788 of cash in operating activities during the three months ended September 30, 2004. This compares to cash used in operating activities of $651,673 for the same period last year. Total cash flow used by all activities was $2,452,503 for the three months ended September 30, 2004 compared to net cash provided of $1,175,407 for the three months ended September 30, 2003. This decrease in cash and cash equivalents during the three months ended September 30, 2004 is mainly due to the Company’s operating activities ($1,504,000) coupled with investments in property, plant and equipment, software development costs, and other long term assets ($719,000). The increase in cash during the three months ended September 30, 2003 is mainly due to the sale of convertible debentures of $2,470,000, offset by cash used in operations totaling $652,000.

     To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits. Under our current operating plan to introduce the new Authentidate technology, our ability to improve operating cash flow has been highly dependent on the market acceptance of our products. Our completion of the financing for net proceeds of $69,100,000 referred to above during fiscal year 2004 will satisfy our working capital and capital expenditure requirements for the foreseeable future.

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

     Recent Financing Activities

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

     Other Matters

     The events and contingencies described below have or may have impacted our liquidity and capital resources.

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

     Presently, 28,000 shares of our Series B Preferred Stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem the outstanding 28,000 shares of Series B Preferred Stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice.

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

Contractual Commitments

     Following is a summary of the contractual commitments associated with our debt and lease obligations, as well as our purchase commitments as of September 30, 2004:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long term debt obligations	$138,000	$90,000	$48,000
Operating leases	861,686	463,448	398,238
Capital leases (1)	78,361	50,549	27,812
Purchase commitments

Total	$1,078,047	$603,997	$474,050	—	—

(1) Capital lease payments exclude interest of $8,608

Off-Balance Sheet Arrangements

     We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2004, we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

     The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us. However, price deflation in the major categories of components we purchase for DocStar has been substantial and is anticipated to continue through fiscal 2005. Typically, new components such as new generations of microprocessors and new optical disk drive technologies etc. are introduced at premium prices, by its vendors. During this period, we earn lower margins on our products. As the life cycle progresses competitive pressures could force vendor prices down and thus improve our profit margins. We do not believe that competitive pressures will require us to lower our DocStar selling price. Because much of DJS’s business is service-related, price deflation has less of an impact on DJS’s profits. We do not believe that the impact of inflation will have a significant impact on our Authentidate business lines.

Present Accounting Standards Not Yet Adopted

          There have been no new accounting standards issued during fiscal year 2004 or 2005 to date that have required adoption by the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We have approximately $70 million invested in high quality, short term investments as of September 30, 2004. We do not believe that any of our financial instruments have significant risk associated with market sensitivity. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

     At September 30, 2004, our cash and cash equivalents totaled $71,537,320, most of which was invested in asset backed short term investments and money market accounts. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion.

Changes in Internal Controls Over Financial Reporting

     We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes the documentation, testing and review of our internal controls under the direction of senior management. During the course of these activities, senior management has not identified any material weakness but management has identified certain internal control issues which we believe need to be improved. As a result, we have made improvements to our internal controls and will continue to do so. These improvements include further formalization of policies and procedures, improved segregation of duties, and the addition of an internal auditor. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings:

     As described in our report on Form 10-K for the fiscal year ended June 30, 2004, we are involved in the following pending and threatened legal proceedings. We are the defendant in a third party complaint filed by Shore Venture Group, LLC (Shore Venture) in Federal District Court in Pennsylvania. The third party complaint was filed against us on May 7, 2001. Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleges a claim for breach of contract and seeks indemnification. A trial was held in October, 2002 and we are currently awaiting the verdict of the judge. Management believes that the claim will not have a material adverse impact on our financial condition, results of operations or cash flows.

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

Item 2. Changes in Securities

(a)      Sales of Unregistered Securities.

     Effective October 4, 2004 we issued an aggregate of 250,000 common stock purchase warrants to a consultant in partial consideration for services to be provided by such person under a consulting agreement entered into with such consultant as of such date. The warrants are exercisable as follows:

Warrant No.	Number of Shares	Exercise Price	Exercisable as of	Expiration Date

1	100,000	$15.00	October 4, 2004	October 4, 2008
2	30,000	$16.00	November 4, 2004	October 4, 2008
3	30,000	$17.00	December 4, 2004	October 4, 2008
4	30,000	$18.00	January 4, 2005	October 4, 2008
5	30,000	$19.00	February 4, 2005	October 4, 2008
6	30,000	$20.00	March 4, 2005	October 4, 2008

     The holder was also granted demand and piggyback registration rights for the shares of common stock issuable upon exercise of the warrants. The issuance of these warrants was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof.

(b)      Not applicable.

(c)      Repurchase of Equity Securities.

     We did not repurchase any of our equity securities during the fiscal quarter ended September 30, 2004.

Item 3. Defaults Upon Senior Securities:

None

Item 4. Submission of Matters to a Vote of Securities Holders:

None

Item 5. Other Information:

     Effective July 8, 2004, Mr. John J. Waters joined our Board of Directors. Subsequently, Mr. Waters was appointed to serve as our Executive Vice President-Chief Administrative Officer.   On September 20, 2004, we entered into a two year employment agreement with Mr. Waters, regarding his service as our Executive Vice President – Chief Administrative Officer and a director. The Agreement is effective as of August 6, 2004. The terms and conditions of Mr. Waters’ employment agreement were described in a Current Report on Form 8-K filed on September 23, 2004.

     On October 27, 2004, we issued a press release announcing that Mr. Surendra Pai has been named as our President and Chief Executive Officer, effective November 15, 2004. John T. Botti, who has served as our Chief Executive Officer, President and Chairman will remain as Chairman. Effective October 27, 2004, Mr. Pai was also appointed to our Board of Directors. We entered into a two-year employment agreement with Mr. Pai, dated October 27, 2004 and effective November 15, 2004, pursuant to which Mr. Pai will serve as our Chief Executive Officer and President. The terms and conditions of Mr. Pai’s employment agreement were disclosed in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2004.

     On October 27, 2004, our Board of Directors also determined to change our fiscal year from December 31 back to June 30 commencing with the fiscal year ending June 30, 2005. In light of the fact that we have historically reported our financial statements on the basis of a June 30 fiscal year and filed an Annual Report on Form 10-K for the fiscal year ended June 30, 2004 on September 13, 2004, we will continue to file all periodic reports under the Securities and Exchange Act of 1934, as amended, on the basis of a June 30 fiscal year end.

     Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, we are responsible for listing the non-audit services approved in the first quarter of 2004 by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor. Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. During the first quarter of 2004, the Audit Committee pre-approved the following non-audit services anticipated to be performed by PricewaterhouseCoopers LLP: tax consulting in connection with certain corporate initiatives, including structuring a joint venture and in determining state and local tax treatments for revenues derived from electronic postmark and CareCert transactions.

Item 6. Exhibits:

(a) Exhibits

The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant 17 C.F.R. § 230.411, are incorporated by reference to the document referenced in brackets following the description of such exhibits.

Exhibit No.

10.1	Employment Agreement between Authentidate Holding Corp. and John J. Waters (Filed as Exhibit 10.1 to Current Report on Form 8-K dated September 23, 2004)
10.2	Employment Agreement between Authentidate Holding Corp. and Surendra Pai (Filed as Exhibit 10.1 to Current Report on Form 8-K dated October 27, 2004)
*31.1	Certificate of Chief Executive Officer
*31.2	Certificate of Chief Financial Officer
*32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SAFE HARBOR STATEMENT

     Certain statements in this Form 10-Q, including information set forth under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). We desire to avail ourself of certain “safe harbor” provisions of the Act and is therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involving known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of the DocStar, Authentidate and related product lines, competition, pricing, technological changes, technological implementation of the Authentidate business plan and other risks as discussed in our filings with the Securities and Exchange Commission, in particular our Annual Report on Form 10-K for the year ended June 30, 2004 and registration statements we have filed and which have been declared effective by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, all of which risk factors could adversely affect our business and the accuracy of the forward-looking statements contained herein.

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

November 4, 2004	/s/ John T. Botti
DATE	JOHN T. BOTTI
PRESIDENT & CHIEF EXECUTIVE OFFICER

/s/ Dennis H. Bunt
DENNIS H. BUNT
CHIEF FINANCIAL OFFICER