Form 10-Q
period 2004-12-31
AUTHENTIDATE HOLDING CORP
filed 2005-02-09
CIK 885074

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: DECEMBER 31, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 0-20190

AUTHENTIDATE HOLDING CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	14-1673067

(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

2165 Technology Dr., Schenectady, NY,	12308

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (518) 346-7799	(518) 346-7799

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

33,832,899 shares of Common Stock, par value $.001 per share, were outstanding at February 2, 2005.

AUTHENTIDATE HOLDING CORP.
FORM 10-Q
INDEX

Back to Contents

Part I Financial Information
Authentidate Holding Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited except for the June 30, 2004 balance sheet)

	December 31, 2004	June 30, 2004
Assets
Current assets
Cash and cash equivalents	$67,527,016	$73,989,823
Restricted cash	367,191	365,116
Accounts receivable, net of allowance for doubtful accounts of $372,396 and $420,916 at December 31, 2004 and June 30, 2004, respectively	3,762,904	3,039,044
Inventories	302,813	125,206
Prepaid expenses and other current assets	561,338	474,309

Total current assets	72,521,262	77,993,498

Property and equipment, net	3,588,137	3,396,454
Other assets
Software development costs, net	498,496	497,977
Goodwill	11,616,736	11,616,736
Other intangible assets	1,004,493	727,763
Investment in affiliates	750,000	—
Other assets	26,949	4,448

Total assets	$90,006,073	$94,236,876

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,309,088	$859,360
Accrued expenses and other current liabilities	2,319,112	1,838,860
Deferred revenue	1,930,274	1,881,277
Current portion of obligations under capital leases	43,233	69,968
Current portion of long-term debt	108,000	208,239
Line of credit	407,696	571,622
Income taxes payable	10,798	6,130

Total current liabilities	6,128,201	5,435,456

Deferred revenue, long-term	408,000	—
Long-term debt, net	—	48,000
Obligations under capital leases, net of current portion	16,077	35,421
Other long term liabilities	496,925	—

Total liabilities	7,049,203	5,518,877

Commitments and contingencies

Shareholders’ equity
Preferred stock $.10 par value, 5,000,000 shares authorized: Series B – 28,000 shares issued and outstanding at December 31, 2004 and June 30, 2004	2,800	2,800
Common stock, $.001 par value; 75,000,000 shares authorized, 33,828,358 and 32,951,656 issued and outstanding at December 31, 2004 and June 30, 2004, respectively	33,828	32,952
Additional paid-in capital	159,750,317	157,602,589
Accumulated deficit	(76,707,733)	(68,846,528)
Currency translation adjustment	(122,342)	(73,814)

Total shareholders’ equity	82,956,870	88,717,999

Total liabilities and shareholders’ equity	$90,006,073	$94,236,876

The accompanying notes are an integral part of the consolidated financial statements.

Back to Contents

Authentidate Holding Corporation and Subsidiaries
Consolidated Statements of Operations
Unaudited

	For the three months ended		For the six months ended

	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003

Net sales	$4,761,727	$4,029,068	$8,424,125	$7,300,291
Cost of sales	2,493,129	2,402,816	4,452,914	4,447,756

Gross profit	2,268,598	1,626,252	3,971,211	2,852,535

Selling, general and administrative expenses	6,962,081	3,246,924	11,171,438	5,943,997

Product development expenses	600,073	500,487	1,301,347	1,080,027

Loss from operations	(5,293,556)	(2,121,159)	(8,501,574)	(4,171,489)

Other income (expense)
Interest and other income	381,054	22,174	689,732	812,037
Interest expense	(4,615)	(5,724,704)	(8,813)	(6,182,160)

Loss before income taxes	(4,917,117)	(7,823,689)	(7,820,655)	(9,541,612)

Income tax (expense)/benefit	(2,999)	—	(5,550)	17,904

Net loss	$(4,920,116)	$(7,823,689)	$(7,826,205)	$(9,523,708)

Per share amounts:
Basic and diluted loss per common share	$(.15)	$(.32)	$(.23)	$(.43)

The accompanying notes are an integral part of the consolidated financial statements.

Back to Contents

Authentidate Holding Corporation and Subsidiaries
Consolidated Statements of Cash Flow
Unaudited

	For the six months ended

	December 31, 2004	December 31, 2003
Cash flows from operating activities
Net loss	$(7,826,205)	$(9,523,708)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	606,248	518,979
Provision for doubtful accounts receivable	21,967	20,828
Amortization deferred financing costs and debt discount	—	5,942,586
Interest paid in stock	—	117,245
Non-cash compensation and other	635,651	234,313
NYS Grant income	—	(732,000)
Changes in operating assets and liabilities:
Accounts receivable	(745,827)	834,367
Inventories	(177,607)	22,757
Prepaid expenses and other current assets	(87,029)	48,034
Accounts payable, accrued expenses and other current liabilities	1,488,538	(674,675)
Deferred revenue	456,997	1,431,525
Income taxes	4,668	(18,091)

Net cash used in operating activities	(5,622,599)	(1,777,840)

Cash flows from investing activities
Restricted cash	(2,075)	(1,099,635)
Purchases of property and equipment	(510,729)	(120,695)
Software development costs	(161,451)	(34,512)
Other intangible assets	(403,000)	(24,101)
Other long term assets	(22,501)	(94,835)
Investment in affiliates	(750,000)	—

Net cash used in investing activities	(1,849,756)	(1,373,778)

Cash flows from financing activities
Proceeds from sale of common stock, net of expenses ($30,000)	—	470,000
Stock options and warrants exercised	1,460,944	5,695,178
Dividends	(35,000)	(35,000)
Sale of convertible debentures, net of issuance costs ($100,378)	—	2,369,622
Principal payments on obligations under capital leases	(46,079)	(73,669)
Payment of registration costs	(9,624)	(24,693)
Net payments under line of credit	(163,926)	(648,938)
Deferred financing costs	—	(137,300)
Principal payments on long-term debt	—	(148,994)
Payment of other long term debt	(148,239)	(2,631)

Net cash provided by financing activities	1,058,076	7,463,575
Effect of exchange rate changes on cash flows	(48,528)	(14,417)

Net increase (decrease) in cash and cash equivalents	(6,462,807)	4,297,540
Cash and cash equivalents, beginning of period	73,989,823	3,460,446

Cash and cash equivalents, end of period	$67,527,016	$7,757,986

The accompanying notes are an integral part of the consolidated financial statements.

Back to Contents

AUTHENTIDATE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for fair presentation. The consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries DJS Marketing Group, Inc. (DJS), Authentidate, Inc., Authentidate International AG (AG) and Trac Medical Systems, Inc. (Trac Med) and its DocStar Division and are referred to as the Company. The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2004.

2.       Earnings Per Share

     The following represents the reconciliation of the basic and diluted loss per share amounts for the three and six months ended December 31, 2004 and 2003, respectively:

	December 31,

	Three Months Ended		Six Months Ended

	2004	2003	2004	2003

Net income/(loss)	$(4,920,116)	$(7,823,689)	$(7,826,205)	$(9,523,708)
Preferred stock dividends	(17,500)	(26,871)	(35,000)	(79,823)

Loss applicable to shareholders	$(4,937,616)	$(7,850,560)	$(7,861,205)	$(9,603,531)
Weighted average shares	33,763,939	24,495,904	33,626,088	22,462,881

Basic and diluted loss per share	$(0.15)	$(0.32)	$(0.23)	$(0.43)

     All common stock equivalents were excluded from the loss per share calculation for all periods presented because the impact is antidilutive. At December 31, 2004, options (5,487,824), warrants (1,580,314) and convertible preferred stock (500,000) were outstanding. At December 31, 2003, options (4,585,751), warrants (2,991,663), convertible preferred stock (500,000) were outstanding.

3.      Stock Based Compensation

The Company applies APB No. 25 for employee and director stock option plans. The Company applies FAS No.123 to determine the compensation cost on a pro-forma basis for footnote disclosure. The pro-forma amounts in the table below were determined using the Black Scholes option-pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility, expected dividend payments and the risk-free interest rate over the expected life of the options.

	December 31,

	Three Months Ended		Six Months Ended

	2004	2003	2004	2003

Net Loss:
As reported	$(4,920,116)	$(7,823,689)	$(7,826,205)	$(9,523,708)
Deduct: total stock based employee compensation expense determined under fair value method	(1,024,627)	(771,840)	(1,895,984)	(1,334,886)

Proforma	$(5,944,743)	$(8,595,529)	$(9,722,189)	$(10,858,594)

Basic and diluted net loss per common share:
As reported	$(0.15)	$(0.32)	$(0.23)	$(0.43)
Proforma	$(0.18)	$(0.35)	$(0.29)	$(0.48)

Back to Contents

4.      Comprehensive Income

Total comprehensive income/(loss) consist of:

	December 31,

	Three Months Ended		Six Months Ended

	2004	2003	2004	2003

Net income/(loss)	$(4,920,116)	$(7,823,689)	$(7,826,205)	$(9,523,708)
Currency translation adjustment	(41,329)	(46,917)	(48,528)	(14,417)

Total comprehensive loss	$(4,961,445)	$(7,870,606)	$(7,874,733)	$(9,538,125)

5.      Segment Information

The Company manages its business in three reportable segments: DocStar, DJS and Authentidate. Included in the Authentidate segment are the operations of Authentidate, Trac Med and AG which are all in the security software business. DocStar is in the document imaging software business and DJS is in the systems integration business. DocStar sells through a national network of dealers (approximately 100 dealers) and anticipates the addition of several new dealers each quarter to expand into markets not currently served. DJS’s market is primarily in the Albany, New York region. Authentidate, Trac Med and AG sell their products and services on a global basis using a direct sales model and reseller arrangements. The Corporate Division's expenses are non-operating expenses which include all public company related activities and apply to all of the Company’s operating divisions and therefore are stated as a reconciling item in our segment data. The Corporate Divisions assets consist of primarily cash and cash equivalents, and goodwill. The Company’s segment information follows:

Segment Information for the three months ended:

December 31, 2004:	DocStar	DJS	Authentidate	Totals

Revenues from external customers	$1,803,795	$1,849,246	$1,108,686	$4,761,727
Intersegment revenues		15,375		15,375
Segment profit/(loss)	317,012	7,321	(3,204,169)	(2,879,836)
Segment assets	4,774,435	2,580,239	3,719,994	11,074,668

December 31, 2003:	DocStar	DJS	Authentidate	Totals

Revenues from external customers	$1,688,577	$1,952,168	$388,323	$4,029,068
Intersegment revenues		42,375		42,375
Segment profit/(loss)	312,440	29,876	(1,417,722)	(1,075,406)
Segment assets	3,864,124	2,143,190	3,422,574	9,429,888

Reconciliation:			December 31, 2004	December 31, 2003

Revenues:
Total revenues for reportable segments			$4,777,102	$4,071,443
Elimination of intersegment revenues			(15,375)	(42,375)

Total consolidated revenues			$4,761,727	$4,029,068

Total pre-tax loss of reportable segments			$(2,879,836)	$(1,075,406)
Product development expenses			(600,073)	(500,487)
Corporate expenses			(1,437,208)	(6,247,796)

Loss before income taxes			$(4,917,117)	$(7,823,689)

			December 31, 2004	June 30, 2004

Total assets of segments			$11,074,668	$9,395,221
Corporate assets			78,941,583	84,858,670
Elim-intercompany sale-assets			(10,178)	(17,015)

Consolidated assets			$90,006,073	$94,236,876

Back to Contents

Segment Information for the six months ended:

December 31, 2004:	DocStar	DJS	Authentidate	Totals

Revenues from external customers	$3,209,465	$3,512,548	$1,702,112	$8,424,125
Intersegment revenues		25,469		25,469
Segment profit/(loss)	382,258	20,875	(5,123,145)	(4,720,012)
Segment assets	4,774,435	2,580,239	3,719,994	11,074,668

December 31, 2003:	DocStar	DJS	Authentidate	Totals

Revenues from external customers	$2,913,778	$3,790,918	$595,595	$7,300,291
Intersegment revenues		56,924		56,924
Segment profit/(loss)	291,541	20,860	(2,511,190)	(2,198,789)
Segment assets	3,864,124	2,143,190	3,422,574	9,429,888

Reconciliation:			December 31, 2004	December 31, 2003

Revenues:
Total revenues for reportable segments			$8,449,594	$7,357,215
Elimination of intersegment revenues			(25,469)	(56,924)

Total consolidated revenues			$8,424,125	$7,300,291

Total pre-tax loss of reportable segments			$(4,720,012)	$(2,198,789)
Product development expenses			(1,301,347)	(1,080,027)
Corporate expenses			(1,806,133)	(6,269,469)
Elmination of intersegment profits			6,837	6,673

Loss before income taxes			$(7,820,655)	$(9,541,612)

			December 31, 2004	June 30, 2004

Total assets of segments			$11,074,668	$9,395,221
Corporate assets			78,941,583	84,858,670
Elim-intercompany sale-assets			(10,178)	(17,015)

Consolidated assets			$90,006,073	$94,236,876

6.      Service Revenues and Cost of Sales

Included in net sales and cost of goods sold are service sales of $409,345 and cost of service sales of $195,727 for the three months ended December 31, 2004. Included in net sales and cost of goods sold are service sales of $728,282 and cost of service sales of $327,033 for the six months ended December 31, 2004.

7.      Property and Equipment

In June 1999, the Company completed construction of a new office and production facility in Schenectady, New York for approximately $2,300,000 which was financed with a $1,000,000 grant from the Empire State Development Corporation (ESDC) (an agency of New York state) and a mortgage loan from a local financial institution. The grant stipulated that the Company was obligated to achieve certain annual employment levels between January 1, 2002 and January 1, 2004 or some or all of the grant will have to be repaid. Although we had not achieved the agreed upon employment levels, we reached an agreement with the ESDC in fiscal 2004 to restructure the grant terms relating to this covenant. We agreed to repay $268,000 of the grant amount at the rate of $10,000 per month, interest free, in consideration of the ESDC’s agreement to permanently reduce our employment level requirement to 99. At December 31, 2004 the amount due ESDC was $108,000 and is included in debt on the balance sheet. As a result of this arrangement, we recorded $732,000 as other income in the Corporate Division during fiscal year ended June 30, 2004.

Back to Contents

8.      Goodwill and Purchased Intangible Assets

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

There were no changes in the carrying amount of goodwill for the six months ended December 31, 2004. The values at December 31, 2004 were as follows:

	Authentidate	AG	Trac Med	Total

Balance December 31, 2004	$3,987,571	$7,291,165	$338,000	$11,616,736

The Company retains a third party valuation firm to perform an annual valuation of goodwill as of June 30. An adverse development or change in our business would require an interim assessment. There were no adverse developments or changes in our business that required an interim assessment for the six months ended December 31, 2004.

Intangible asset amortization expense for the three and six months ended December 31, 2004 was $83,310 and $126,270. Below is a chart of intangible assets:

	December 31, 2004			June 30, 2004

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Patents	$388,487	$76,843	$311,644	$366,080	$64,663	$301,417
Trademarks	192,786	33,071	159,715	133,086	28,932	104,154
Licenses	737,569	264,242	473,327	476,484	154,292	322,192
Acquired Techologies	59,807		59,807

	$1,378,649	$374,156	$1,004,493	$975,650	$247,887	$727,763

The Company amortizes intangible assets under the straight line method. Intangible amortization expense is expected to be as follows for the next five fiscal years:

2005	$239,616
2006	239,115
2007	181,955
2008	40,422
2009	29,458

9.       Shareholders’ Equity

Below is a summary of changes in Shareholders' Equity for the six months ended December 31, 2004:

	Preferred Stock	Common Stock	Paid in Capital	Accumulated Deficit	Translation Adjustment	Total Shareholders' Equity

Balance, June 30, 2004	$2,800	$32,952	$157,602,589	$(68,846,528)	$(73,814)	$88,717,999
Exercise of options & warrants		870	1,460,074			1,460,944
Warrants & options issued for services			635,651			635,651
Registration costs			(9,624)			(9,624)
Currency translation adjustment					(48,528)	(48,528)
Preferred stock dividends				(35,000)		(35,000)
Dividends paid in stock		6	61,627			61,633
Net loss				(7,826,205)		(7,826,205)

Balance, December 31, 2004	$2,800	$33,828	$159,750,317	$(76,707,733)	$(122,342)	$82,956,870

During the three months ended December 31, 2004, 20,857 common stock options and 478,028 common stock warrants were exercised. During the six months ended December 31, 2004; 32,857 common stock options and 859,774 common stock warrants were exercised, resulting in net common stock shares issued of approximately 870,000.

Back to Contents

Effective October 4, 2004 we issued an aggregate of 250,000 common stock purchase warrants to a consultant in partial consideration for services to be provided by such person under a consulting agreement entered into with such consultant as of such date. The warrants are fully vested and exercisable as follows:

Warrant No.	Number of Shares	Exercise Price	Vested and exercisable as of	Expiration Date

1	100,000	$15.00	October 4, 2004	October 4, 2008
2	30,000	$16.00	November 4, 2004	October 4, 2008
3	30,000	$17.00	December 4, 2004	October 4, 2008
4	30,000	$18.00	January 4, 2005	October 4, 2008
5	30,000	$19.00	February 4, 2005	October 4, 2008
6	30,000	$20.00	March 4, 2005	October 4, 2008

The holder was also granted demand and piggyback registration rights for the shares of common stock issuable upon exercise of the warrants. The issuance of these warrants was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof. During the three months ended December 31, 2004, the consultant vested in 160,000 common stock purchase warrants. The fair value of the warrants as determined by the Black Scholes Model was $662,000 and was charged to operations under FIN 28. Additional charges are expected in the third quarter of fiscal 2005.

10.      Preferred Stock

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

11.      Private Equity Offerings

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

In addition to this financing, on September 22, 2003, the Company sold 166,667 shares of common stock and warrants to purchase 50,000 shares of Company common stock to an investor who participated in the May 2003 financing. The shares were sold for $3.00 per share and the investor agreed to a one-year lock-up during which he was unable to sell or otherwise transfer the securities purchased in this sale. The 50,000 warrants issued to this investor have an exercise price of $3.00 and expire in four years. The underlying shares of these warrants were subject to a one-year lock-up. The Company received $470,000 of net proceeds after expenses.

The securities sold in each of the foregoing transactions were restricted securities under the terms of Regulation D and may not be transferred or resold for a period of one year, except pursuant to registration under the Securities Act or an exemption thereunder. Pursuant to registration rights agreements entered into with the investors in these financings, registration statements were filed with and declared effective by the Securities and Exchange Commission registering the shares of common stock sold in or issuable pursuant to these transactions

Back to Contents

12.      Private Debt Offerings

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

In October 2003, the Company exercised its right to require the convertible debenture holders to convert debentures issued in October 2002 in the amount of $3,700,000 and the May/June 2003 debentures in the amount of $2,725,300 and issued 2,528,193 common shares to complete the conversion. In December 2003, the Company exercised its right to require the convertible debenture holders to convert all remaining convertible debentures issued in September 2003 in the amount of $2,470,000 and issued 823,334 common shares to complete the conversion. The Company expensed the entire balance of unamortized beneficial conversion feature and debt discount and charged operations an aggregate, $5.4 million of non-cash interest expense during the six months ended December 31, 2004. In addition, the Company expensed all unamortized deferred financing costs in the amount of $500,000 during the fiscal year ended June 30, 2004 as interest expense.

Each of the foregoing transactions was a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof and/or Regulation D, promulgated thereunder.

13.      Related Party Transaction

In April 2003, the non executive Directors approved a plan to purchase all of the outstanding Series A Preferred Stock from the Company's Chairman and Chief Executive Officer in exchange for loans owed to the Company by the Chairman and for cash. The Company's Series A Preferred Stock provides the holder with the ability to elect a majority of the Company's Board of Directors. The Company and its Chief Executive Officer agreed on a total purchase price for this transaction of $850,000 which represents a discount as compared to the appraised value of the shares of Series A Preferred Stock of $1.1 million which was determined by an independent nationally recognized appraisal and valuation firm. The Company's Board ordered this valuation prior to agreeing upon the purchase price for the shares of Series A Preferred Stock. Of the purchase price paid, approximately $485,000 was credited against certain loans owed to the Company. Of the balance due to the Chief Executive Officer, $70,000 was paid at closing and the balance was paid in monthly installments of $15,000, and was paid in full during the quarter ended September 30, 2004.

14.      Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued FAS No. 151, Inventory Costs–an amendment of ARB No. 43, Chapter 4. This Statement revises the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This standard becomes effective for inventory costs incurred during fiscal years beginning on or after June 15, 2005. The Company does not expect the adoption of FAS No. 151 to have a material effect on its financial statements.

In December 2004, the FASB issued FAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29 Accounting for Nonmonetary transactions. This Statement revises Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of FAS No. 153 to have a material effect on its financial statements.

In December 2004, the FASB revised FAS No. 123 and issued FAS No. 123R, Share Based Payment. The new statement requires companies to measure and recognize compensation expense associated with share-based payments to employees and directors to be recognized in the financial statements based on their fair values. Stock based payments include employee and director stock option grants. The Company grants options to purchase common stock to its employees under stock option plans at prices equal to the value of the stock the date the options were granted. The Company currently accounts for the options to purchase shares of common stock issued to employees of the Company under the recognition and measurement principles of APB 25, and related interpretations using the fair value method. Accordingly, no compensation expense has been recognized for the options in its consolidated statements of operations. Upon the adoption of SFAS 123R, the Company will be required to apply the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption. This Statement is effective for all interim or annual periods beginning after June 15, 2005. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows, which is expected to be material.

Back to Contents

15.      Commitments and Contingencies

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

We have also been advised of a claim by Shore Venture concerning additional shares of the common stock of our subsidiary, Authentidate, Inc. and one of our patent applications.We have been conducting settlement negotiations with Shore Venture in an effort to resolve all claims between the parties and believed we had reached an agreement in principle. However, we have been unable to agree with Shore Venture on the specific terms of a settlement agreement and negotiations have not yet resulted in a final agreement. If we reach a settlement with Shore Venture that results in our purchase of Shore Venture’s interest in Authentidate in excess of the then fair value of the Authentidate shares, such excess may be recorded as a charge to operations. Based on the settlement negotiations held between the parties to date, management believes that the resolution of all of Shore Venture’s claims will not have a material adverse effect on the Company’s financial condition.

We are engaged in no other litigation which would be anticipated to have a material adverse effect on our financial condition, results of operations or cash flows.

We invested $750,000 in an unaffiliated third party, Health Fusion, Inc. in connection with a strategic relationship we established with this company. The initial investment is being accounted for under the cost method. We will invest an additional $750,000 in Health Fusion, contingent on Health Fusion achieving certain financial and other performance objectives six months from the closing date. This investment occurred on November 23, 2004.

On December 6, 2004, we assumed certain assets and liabilities of Cryptcom Securities Inc. for a purchase price of $125,000. We will be obligated to pay an additional $425,000 to the shareholders of Cryptcom Securities Inc. in the event our operation of the acquired assets generate certain financial measures by December 31, 2006. Additionally, we will be required to pay an “earn out” equal to a percentage of net income based on the performance of the Division commencing on the earlier of December 6, 2007 or the fiscal year immediately following the fiscal year during which the additional purchase price (referenced above) has been earned, and following for a term of five years from either date.

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

As previously reported in our annual report Form 10-K, in the period ended June 30, 2004, we did not achieve a revenue metric as required under this agreement with the United States Postal Service. As of December 31, 2004, management believes it is in compliance with this metric. However, no assurances can be given that the United States Postal Service concurs in management’s assessment. The Company and the United States Postal Service have continued to discuss various amendments to the original agreement and we believe these discussions will lead to changes to the contract that the Company and the United States Postal Service will both agree to and which will enable the Company to continue its relationship with the United States Postal Service. If we are unsuccessful in completing these negotiations and should the Company fail to satisfy one or more of the performance metrics under this agreement, the United States Postal Service could, subject to the Company's right to cure any such failure, terminate our agreement.

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2004, we were not aware of any obligations under such indemnification agreements that would require material payments.

Back to Contents

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2.
Executive Overview

We are involved in the development of security software technology, document imaging software products and systems integration services and products. Our products include DocStar document imaging software products, the Authentidate authentication and security software products and services and system integration services and sale of computer products through our DJS subsidiary. We also offer, through our Trac Medical Solutions subsidiary, the CareCert®ES Internet-based medical forms processing service. Our Authentidate segment includes products and services sold by Authentidate, Inc. (including its Cryptcom division as discussed below), Trac Medical Solutions, Inc., and Authentidate International, AG. During the three and six months ended December 31, 2004, we derived approximately $1.1 million and $1.7 million in revenues from our Authentidate segment, respectively. Combined DocStar and DJS segments revenues were $3.7 million and $6.7 million for the three and six months ended December 31, 2004, respectively.

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

We established our Authentidate subsidiary during the fiscal year ended June 30, 2000 to engage in the business of providing end users with security software technology and services designed to accept and store a digital code through the Internet which enables users to prove the authenticity of the date, time and the content of any electronic document. The Authentidate product was released for sale in May, 2001. We contemplate that product integration development work will be necessary for some applications or customers. We are in the process of selling this product and began to record revenue during the fiscal year ended June 30, 2002. We currently own approximately 98% of Authentidate, Inc.

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

As previously reported in our annual report Form 10-K, in the period ended June 30, 2004, we did not achieve a revenue metric as required under this agreement with the United States Postal Service. As of December 31, 2004, management believes it is in compliance with this metric. However, no assurances can be given that the United States Postal Service concurs in management’s assessment. The company and the United States Postal Service have continued to discuss various amendments to the original agreement and we believe these discussions will lead to changes to the contract that the company and the United States Postal Service will both agree to and which will enable us to continue our relationship with the United States Postal Service. If we are unsuccessful in completing these negotiations and should we fail to satisfy one or more of the performance metrics under this agreement, the United States Postal Service could, subject to our right to cure any such failure, terminate our agreement.

Authentidate International sells the Authentidate product in the European marketplace and is currently focusing on the German market. Authentidate International entered into revenue generating agreements with end users and resellers during the 2004 and 2005 fiscal year through which it expects to realize revenue from a combination of installation and transactions fees.

Back to Contents

Trac Medical Solutions developed a business model to apply the Authentidate technology to the medical supply business relating to the automation and processing of Certificates of Medical Necessity. During the fiscal year ended June 30, 2002, Trac Medical Solutions developed its CareCert™ service and entered into its first revenue-generating agreements during the 2003 fiscal year. In March 2003, we acquired the outstanding minority interest of Trac Medical Solutions (approximately 14%) and now own 100% of Trac Medical Solutions. In February 2004, Trac Medical Solutions entered into an agreement with Homecare Association, LLC pursuant to which Trac Medical Solutions markets its CareCert service directly to the membership community of the American Association for Homecare. In connection with that agreement, Trac Medical Solutions engaged bConnected Software, Inc. to develop an enhanced version of its CareCert service and to provide marketing and reselling services. Trac Medical announced the commercial release of CareCert® ES during the quarter ended December 31, 2004. Trac Medical Solutions generates revenues through license fees, maintenance fees, the sale of transactions and through professional services.

We have recently undergone significant changes in senior management, with the appointment of a new Chief Executive Officer and Executive Vice President – Chief Administrative Officer during the six months ended December 31, 2004. Subsequent to December 31, 2004, our shareholders elected two new members to the Board of Directors. We are continuing to address the challenges of the markets in which the Authentidate segment operates, while continuing to grow the established businesses, DocStar and DJS.

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

Revenue Recognition

The Company recognizes revenue in accordance with SAB 104 (“Revenue Recognition”), SOP 97-2 (“Software Revenue Recognition”) and EITF 00-21 (“Multiple Element Arrangements”) when all of the following conditions are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the vendor's fee is fixed or determinable, and (4) collectibility is probable. Arrangements that contain certain bundled products and services are accounted for under SOP 97-2.

Multiple element arrangements containing a software license element

Software license revenue. We recognize software license revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition With Respect to Certain Transactions.” For software license sales for which any services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed or determinable.  In certain of these arrangements, vendor specific objective evidence of fair value exists to allocate the total fee to all elements of the arrangement.  If vendor specific objective evidence of fair value does not exist for the license element, we use the residual method under SOP No. 98-9 to determine the amount of revenue to be allocated to the license element.

Support and maintenance revenue. Revenue for post-contract customer support and maintenance are recognized ratably over the contract period. Services provided to customers under customer support and maintenance agreements include technical support and unspecified product upgrades and enhancements.

Back to Contents

Professional services revenue. Revenue derived from arrangements to provide consulting, systems integration, custom application development or training services on a time and materials basis are recognized as the related services are performed. Revenues from professional services provided on a milestone basis are recognized when each milestone is completed.

Multiple element arrangements that do not contain a software element

Revenue from multiple element arrangements that do not contain a software element is recognized in accordance with Staff Accounting Bulletin 104 (“SAB 104”) and Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”).  These multiple element arrangements are evaluated to determine whether they can be separated into more than one unit of accounting.  A multiple element arrangement is separated into more than one unit of accounting if all of the following criteria are met:  (a) the delivered item has value to the customer on a stand-alone basis; (b) there is objective and reliable evidence of fair value of the undelivered item; and (c) if the arrangement contains a general right of return relative to the delivered item, delivery or performance of the delivered item is considered probable and substantially in our control.  If these criteria are not met, then revenue is deferred until such criteria are met or over the period which the last undelivered element is delivered, which is typically the life of the contract.

Judgments and estimates

Our revenue arrangements are evaluated on a contract-by-contract basis and often require our judgment and estimates that affect the classification and timing of revenue recognized in our statements of operations.  Specifically, we may be required to make judgments about:

•	whether the fees associated with our products and services are fixed or determinable;

•	whether or not collection of our fees is reasonably assured;

•	whether professional services are essential to the functionality of the related software product;

•	whether elements in our revenue arrangements have stand-alone value to our customer;

•	whether we have verifiable objective evidence of fair value for our products and services.

If other judgments or assumptions were used in the evaluation of our revenue arrangements, the timing and amounts of revenue recognized may have been significantly different.

Warranty

We provide a one year warranty on hardware products that we assemble. On products distributed for other manufacturers, the original manufacturer warrants the product. Trac Medical Solutions provides a warranty to its customers during the term of their agreement that CareCert, when operated in accordance with its specifications, will operate substantially in accordance therewith. Warranty expense was not significant to any of the periods presented.

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

Software Development Costs

We capitalize software development costs when technological feasibility has been established.

Goodwill

We have capitalized goodwill related to our acquisitions of Authentidate, Inc., Authentidate International AG and Trac Medical Solutions, Inc., for which the recoverability of such capitalized goodwill is highly dependent on the future success of the marketing and sales of such product. If the product is not well received by the market place and our future forecasted revenue and profitability from such product launch is less than anticipated, the carrying value of goodwill and other long-lived assets may require an impairment charge in fiscal 2005.

Back to Contents

Investment

We made an investment in a start-up company which has incurred losses since inception. If the investee does not achieve profitability or obtain additional financing in the near future, our investment may become impaired and result in a charge to operations.

Deferred Tax Assets

We record a full valuation against our deferred tax assets when we believe it is more likely than not that such deferred tax assets will not be realized.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes contained elsewhere in this Form 10-Q.

Results of Operations
Three and six months ended December 31, 2004 compared to three and six months ended December 31, 2003.

The Company realized a consolidated net loss of $4,920,116 ($.15 per share) and $7,826,205 ($.23 per share) for the three and six months ended December 31, 2004 compared to a consolidated net loss of $7,823,689 ($.32 per share) and $9,523,708 ($.43 per share) for the three and six months ended December 31, 2003.

As reported in Footnote 5 (Segment Information) to the Consolidated Financial Statements appearing in this Form 10-Q, the net loss is the result of losses incurred primarily by the Company’s Authentidate segment. Our Authentidate segment has incurred significant sales, marketing, development and general administrative expenses this year and last in an effort to complete the product development efforts, generate sales and develop a market for its products.

The consolidated net loss for the three months ended December 31, 2004 is approximately $2.9 million less than it was for the same period last year. The Company had approximately $5.6 million in non-cash interest expense related to conversions of debentures and which included approximately $300,000 of amortization expense related to such debt (see Footnote 12) during the three months ended December 31, 2003 (corporate expenses); the Company had no such expense during the same period in 2004. Additionally, there was an increase in the loss in the Authentidate segment of approximately $1.8 million comparing current year second quarter to prior year second quarter. The increase was primarily due to increased personnel costs ($1.0 million) and consultant costs ($1.2 million) in the current year, offset against insignificant decreases in other various categories. The Corporate Division incurred new severance costs of $1.1 million, while incurring none in the prior year. DocStar segment profit increased approximately $5,000, while DJS segment profit decreased approximately $22,000 for the three months ended December 31, 2004, compared to the three months ended December 31, 2003.

The consolidated net loss for the six months ended December 31, 2004 is approximately $1.7 million less than it was for the same period last year. The Company had approximately $5.9 million in non-cash interest expense related to conversions of debentures (see footnote 12) during the six months ended December 31, 2003 (corporate expenses); the Company had no such expense during the same period in 2004. Additionally, there was an increase in the loss in the Authentidate segment of approximately $2.6 million comparing current year to prior year. The increase was primarily due to increased personnel costs ($1.4 million) and consulting expense ($1.5 million) in the current year, offset against insignificant decreases in other various categories. Additionally, the Corporate Division incurred new severance costs of $1.1 million. DocStar segment profit increased approximately $91,000 due to higher sales than prior year, while DJS segment profit remained unchanged for the six months ended December 31, 2004, compared to the six months ended December 31, 2003.

Consolidated sales were $4,761,727 and $8,424,125 for the three and six months ended December 31, 2004, respectively; consolidated sales were $4,029,068 and $7,300,291 for the three and six months ended December 31, 2003, respectively. The increase versus the prior year for both periods is a result of an increase in Authentidate and DocStar segment sales, offset by a decline in DJS low margin hardware sales.

Consolidated gross profit for the three months ended December 31, 2004 and 2003 was $2,268,598 and $1,626,252, respectively, while the consolidated gross profit for the six months ended December 31, 2004 and 2003 was $3,971,211 and $2,852,535, respectively. The consolidated gross profit margin was 47.6% and 40.4% for the three months ended December 31, 2004 and 2003; the consolidated gross profit margin was 47.1% and 39.1% for the six months ended December 31, 2004 and 2003, respectively. Gross profit margin is defined as gross profit as a percentage of sales. The increase for both periods comparing current year to prior year results from increased sales in the Authentidate segment.

Back to Contents

Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $6,962,081 and $3,246,924 for the three months ended December 31, 2004 and 2003, and $11,171,438 and $5,943,997 for the six months ended December 31, 2004 and 2003. The largest increase was in the Authentidate segment which incurred increased personnel costs ($1.0 million and $1.4 million for the three and six months ended December 31, 2004, respectively), along with additional consulting costs ($1.2 million and $1.5 million for the three and six months ended December 31, 2004). The Corporate Division also had new severance costs of $1.1 million during both the three and six months ended December 31, 2004.

As a percentage of net sales, S,G&A costs were 146.2% and 132.6 % for the three and six months ended December 31, 2004, respectively, and 80.6% and 81.4% for the three and six months ended December 31, 2003. This percentage increase is primarily due to the increase in SG&A expenses for the Authentidate segment as discussed above.

Interest expense was $4,615 and $8,813 for the three and six months ended December 31, 2004 and 2003, respectively, compared to $5,724,704 and $6,182,160 for the three and six months ended December 31, 2003, respectively. The decrease is due to non-cash interest expense on convertible debentures which were written off due to conversion to common stock which occurred in fiscal 2004, which is more fully discussed in the footnotes contained herein.

Product development expenses, excluding capitalized costs, primarily relate to software development for the Authentidate segment. For the three month period December 31, 2004, these costs increased to $600,073, as compared to $500,487 the same period last year; for the six month period ended December 31, 2004, these costs were $1,301,347 compared to $1,080,027 for the same period in prior year. We have a policy of capitalizing qualified software development costs after technical feasibility has been established and amortizing those costs over three years as cost of goods sold. The amortization expense of software development costs amounted to approximately $79,000 and $161,000 for the three and six months ended December 31, 2004. Amortization expense of software development costs amounted to approximately $54,000 and $134,000 for the three and six months ended December 31, 2003.

Liquidity and Capital Resources

Overview

Our primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of long-term debt at December 31, 2004 totaled $108,000, which relates to a note payable to the Empire State Development Corporation for the repayment of a grant, as more fully described below. Other long term liabilities relate to severance accruals.

In February 2004, we sold a total of 5,360,370 common shares in private placements pursuant to Section 4(2) of the Securities Act and Rule 506, promulgated thereunder. We realized gross proceeds of approximately $73,700,000 from these transactions and received net proceeds of approximately $69,100,000 after payment of offering expenses and broker commissions.

Our DJS subsidiary has a $2.5 million revolving line of credit with a financial institution collateralized by all assets of DJS and guaranteed by Authentidate Holding Corp. The agreement restricts DJS from making cash advances to AHC, without obtaining a waiver from the financial institution. The interest rate is prime plus 1.75% with a minimum prime rate of 7%. DJS may borrow on this line based on a formula of qualified accounts receivable and inventory. The outstanding balance on this line of credit is $407,696 at December 31, 2004.

Property, plant and equipment expenditures totaled $510,729 and capitalized software development expenditures totaled $161,451 for the six months ended December 31, 2004, respectively. There are no significant purchase commitments outstanding.

In June 1999, the Company completed construction of a new office and production facility in Schenectady, New York for approximately $2,300,000 which was financed with a $1,000,000 grant from the Empire State Development Corporation (ESDC) (an agency of New York state) and a mortgage loan from a local financial institution. The grant stipulated that the Company was obligated to achieve certain annual employment levels between January 1, 2002 and January 1, 2004 or some or all of the grant will have to be repaid. Although we had not achieved the agreed upon employment levels, we reached an agreement with the ESDC in fiscal 2004 to restructure the grant terms relating to this covenant. We agreed to repay $268,000 of the grant amount at the rate of $10,000 per month, interest free, in consideration of the ESDC’s agreement to permanently reduce our employment level requirement to 99. At December 31, 2004 the amount due ESDC was $108,000 and is included in debt on the balance sheet. As a result of this arrangement, we recorded $732,000 as other income in the Corporate Division during fiscal year ended June 30, 2004.

Back to Contents

Cash Flows

Our unrestricted cash and cash equivalents balance at December 31, 2004 was $67,527,016 and total assets were $90,006,073 compared to cash and cash equivalents of $73,989,823 and total assets of $94,236,876 at June 30, 2004. Our unrestricted cash balance at December 31, 2003 was $7,757,986 and our total assets as of such date was $29,004,710. The increase from the six months ended December 31, 2003 to the six months ended December 31, 2004 is due to the completion of private financings during the fiscal year ended June 30, 2004, offset by our operating losses. We used $5,622,599 of cash in operating activities during the six months ended December 31, 2004. This compares to cash used in operating activities of $1,777,840 for the same period last year. Total cash flow used by all activities was $6,462,807 for the six months ended December 31, 2004 compared to net cash provided of $4,297,540 for the six months ended December 31, 2003. This decrease in cash and cash equivalents during the six months ended December 31, 2004 is mainly due to the Company’s operating activities ($5,622,599), primarily the net loss, which was $7,826,205. This was coupled with investing outflows relating to property, plant and equipment ($510,729), software development costs ($161,451), other intangible assets ($403,000), other long term assets ($22,501), and an investment ($750,000). We invested $750,000 in an unaffiliated third party, Health Fusion, Inc. in connection with a strategic relationship we established with this company. We will invest an additional $750,000 in Health Fusion, provided it achieves certain financial and other performance objectives six months from the closing date. This investment occurred on November 23, 2004. The increase in cash during the six months ended December 31, 2003 is mainly due to the sale of convertible debentures of $2,369,622, stock options & warrants exercised of $5,695,178, offset by cash used in operations totaling $1,777,840.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits. Under our current operating plan to introduce the Authentidate technology, our ability to improve operating cash flow has been highly dependent on the market acceptance of our products. We believe we have enough cash and cash equivalents to support our operations for at least the next twelve months.

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

On September 12, 2003, we completed the sale of $2,470,000 of our securities to certain accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder. We received net proceeds of approximately $2,300,000, after paying all fees and expenses. We have applied these proceeds to working capital and general corporate purposes. In the transaction, we sold $2,470,000 of convertible debentures to the investors and warrants to purchase an aggregate of 247,000 shares of common stock. The debentures are convertible into shares of our common stock at an initial conversion price of $3.00 per share and the warrants are exercisable into shares of common stock at an initial price of $3.00 per share. The other terms and conditions of the debentures and warrants are the same as set forth in the debentures and warrants issued in the first tranche of this transaction in October 2002. As previously discussed, the convertible debentures issued in this transaction were converted into shares of common stock during the fiscal quarter ended December 31, 2003.

Back to Contents

We also issued warrants to purchase an aggregate of 49,400 shares of common stock to certain consultants for services rendered in connection with this transaction which are exercisable at $3.00 per share. The consultants also received a cash fee equal to 6% of the gross proceeds we received.

Further, on September 22, 2003, we completed the sale of 166,667 shares of common stock to an additional accredited investor pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder for $500,000. We have applied these proceeds to working capital and general corporate purposes. In addition, we also issued warrants to purchase an aggregate of 50,000 shares of common stock to the investor in this transaction. The per share purchase price of the common stock and the per share exercise price of the warrants is $3.00. The investor also agreed to a twelve-month “lock-up” provision restricting the resale of the securities, which expired in September 2004. We also issued warrants to purchase an aggregate of 10,000 shares of our common stock to a consultant for services rendered in connection with this transaction which are exercisable at $3.00 per share. The consultants also received a cash fee equal to 6% of the gross proceeds we received.

In February 2004, we completed private offerings of our common stock to certain accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D, promulgated thereunder. We sold a total of 5,360,370 common shares at a price of $13.75 per share and realized gross proceeds of $73,705,000. After payment of offering expenses and broker commissions we realized approximately $69.1 million in net proceeds. We have been and will continue to use the proceeds to strengthen our balance sheet as well as for sales and marketing activities and general corporate purposes.

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

Back to Contents

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

As we previously announced, effective November 15, 2004, John T. Botti no longer serves as our President and Chief Executive Officer. In connection with an employment agreement we entered into with Mr. Botti, effective July 1, 2003, we are obligated to pay Mr. Botti certain severance benefits (unless he is terminated for cause or resigns for other than “good reason”), including (a) all compensation accrued but not paid as of the termination date; (b) the greater of (i) his base salary to the termination date or (ii) a severance payment equal twenty-four months of his base salary, including any regularly scheduled increases in the base salary; (c) continued participation in our benefit plans; (d) accelerated vesting of all options granted to him; and (e) continuation of the exercise period in which he may exercise such options up to the duration of the original term of the option. Further, as reported on our Current Report on Form 8-K for December 7, 2004, John T. Botti informed the Board of Directors that he will retire from his position as Chairman of the Board at our annual meeting of stockholders, which was held on January 20, 2005. On February 7, 2005, we entered into an Agreement and Release (the “Agreement”) with Mr. Botti. Pursuant to the Agreement, we will pay him the severance payments as described above and agreed to retain Mr. Botti to provide consulting services to us for a period of one year. Under this consulting arrangement and in accordance with the terms of a separate consulting agreement, we agreed to pay Mr. Botti a monthly retainer of $10,000 in consideration of his provision of such services as may be requested by our Chief Executive Officer. The foregoing description of the Agreement and consulting agreement is qualified in its entirety by reference to the provisions of the Agreement and consulting agreement attached as Exhibits 10.2 and 10.3, respectively, to this Quarterly Report on Form 10-Q. The severance benefits have been accrued and are expected to be paid over the next two years.

In addition, as we previously announced on our Current Report on Form 8-K for December 20, 2004, effective December 31, 2004, Mr. Peter Smith is no longer serving as our Executive Vice President – Chief Operating Officer. In connection with our employment arrangement with Mr. Smith, we are obligated to pay him a severance benefit of up to twelve months of his base salary unless he is terminated for cause. On February 8, 2005 we entered into an Agreement and Release with Mr. Smith in order to more specifically describe our severance obligations. Pursuant to this agreement, we will pay Mr. Smith a severance payment equal to his base salary for a period of up to twelve months. If Mr. Smith commences new full-time employment on or before June 30, 2005, our severance obligation will expire on June 30, 2005. If he commences full-time employment thereafter, our severance obligation will cease on the date he commences such new employment. However, our obligation will expire on December 31, 2005 in the event Mr. Smith does not secure new full-time employment prior to such date. The benefits have been accrued for in the current period and are expected to be paid over the next six to twelve months. The foregoing description of this severance agreement is qualified in its entirety by reference to the provisions of the severance agreement attached as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

Contractual Commitments

Following is a summary of the contractual commitments associated with our debt and lease obligations, as well as our accrued severance as of December 31, 2004:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long term debt obligations	$108,000	$108,000	—	—	—
Operating leases	839,206	266,499	572,707	—	—
Capital leases	59,310	43,233	16,077	—	—
Accrued severance	1,221,114	724,189	496,925	—	—

Total	$2,227,630	$1,141,921	$1,085,709	$0	$0

We invested $750,000 in an unaffiliated third party, Health Fusion, Inc. in connection with a strategic relationship we established with this company. We will invest an additional $750,000 in Health Fusion, contingent on Health Fusion achieving certain financial and other performance objectives six months from the closing date. This investment occurred on November 23, 2004.

On December 6, 2004, we assumed certain assets and liabilities of Cryptcom Securities Inc. for a purchase price of $125,000. We will be obligated to pay an additional $425,000 to former shareholders of Cryptcom Securities Inc. in the event our operation of the acquired assets generate certain financial measures by December 31, 2006. Additionally, we will be required to pay an “earn out” equal to a percentage of net income based on the performance of the Division commencing on the earlier of December 6, 2007 or the fiscal year immediately following the fiscal year during which the additional purchase price (referenced above), has been earned, and following for a term of five years from either date.

Back to Contents

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2004, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

Present Accounting Standards Not Yet Adopted

In November 2004, the Financial Accounting Standards Board (FASB) issued FAS No. 151, Inventory Costs–an amendment of ARB No. 43, Chapter 4. This Statement revises the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This standard becomes effective for inventory costs incurred during fiscal years beginning on or after June 15, 2005. We do not expect the adoption of FAS No. 151 to have a material effect on our financial statements.

In December 2004, the FASB issued FAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29 Accounting for Nonmonetary transactions. This Statement revises Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of FAS No. 151 to have a material effect on our financial statements.

In December 2004, the FASB revised FAS No. 123 and issued FAS No. 123R, Share Based Payment. The new statement requires companies to measure and recognize compensation expense associated with share-based payments to employees and directors to be recognized in the financial statements based on their fair values. Stock based payments include employee and director stock option grants. We grant options to purchase common stock to our employees under stock option plans at prices equal to the value of the stock the date the options were granted. We currently account for the options to purchase shares of common stock issued to our employees under the recognition and measurement principles of APB 25, and related interpretations using the fair value method. Accordingly, no compensation expense has been recognized for the options in our consolidated statements of operations. Upon the adoption of SFAS 123R, we will be required to apply the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption. This Statement is effective for all interim or annual periods beginning after June 15, 2005. We have not yet adopted this pronouncement and are currently evaluating the expected impact that the adoption of SFAS 123R will have on our consolidated financial position, results of operations and cash flows, which is expected to be material.

Back to Contents

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have approximately $66 million invested in high quality, short term investments as of December 31, 2004. We do not believe that any of our financial instruments have significant risk associated with market sensitivity. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At December 31, 2004, our unrestricted cash and cash equivalents totaled $67,527,016, most of which was invested in asset backed short term investments and money market accounts. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses.

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

Changes in Internal Controls Over Financial Reporting

We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes the documentation, testing and review of our internal controls under the direction of senior management. During the course of these activities, senior management has not identified any weaknesses that it believes are material, but management has identified certain aspects of its internal control over financial reporting that can be improved. As a result, we have made enhancements to our internal control over financial reporting and will continue to do so if appropriate. These enhancements include further formalization of our policies and procedures, improving the segregation of duties, controls over the authorization of transactions and the addition of an internal auditor and other personnel. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Back to Contents

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

We have also been advised of a claim by Shore Venture concerning additional shares of the common stock of our subsidiary, Authentidate, Inc. and one of our patent applications.We have been conducting settlement negotiations with Shore Venture in an effort to resolve all claims between the parties and believed we had reached an agreement in principle. However, we have been unable to agree with Shore Venture on the specific terms of a settlement agreement and negotiations have not yet resulted in a final agreement. If we reach a settlement with Shore Venture that results in our purchase of Shore Venture’s interest in Authentidate in excess of the then fair value of the Authentidate shares, such excess may be recorded as a charge to operations. Based on the settlement negotiations held between the parties to date, management believes that the resolution of all of Shore Venture’s claims will not have a material adverse effect on the Company’s financial condition.

We are engaged in no other litigation which would be anticipated to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2. Changes in Securities

(a)      Sales of Unregistered Securities.

     As previously reported on our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, effective October 4, 2004 we issued an aggregate of 250,000 common stock purchase warrants to a consultant in partial consideration for services to be provided by such person under a consulting agreement entered into with such consultant as of such date. The warrants are exercisable as follows:

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

(b) Not applicable.

(c) Repurchase of Equity Securities.

We did not repurchase any of our equity securities during the fiscal quarter ended December 31, 2004.

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

Back to Contents

As reported in our Current Report on Form 8-K for October 27, 2004, our Board of Directors also determined to change our fiscal year from December 31 back to June 30 commencing with the fiscal year ending June 30, 2005. In light of the fact that we have historically reported our financial statements on the basis of a June 30 fiscal year and filed an Annual Report on Form 10-K for the fiscal year ended June 30, 2004 on September 13, 2004, we will continue to file all periodic reports under the Securities and Exchange Act of 1934, as amended, on the basis of a June 30 fiscal year end.

As we previously announced, effective November 15, 2004, John T. Botti no longer serves as our President and Chief Executive Officer. In connection with an employment agreement we entered into with Mr. Botti, effective July 1, 2003, we are obligated to pay Mr. Botti certain severance benefits (unless he is terminated for cause or resigns for other than “good reason”), including (a) all compensation accrued but not paid as of the termination date; (b) the greater of (i) his base salary to the termination date or (ii) a severance payment equal twenty-four months of his base salary, including any regularly scheduled increases in the base salary; (c) continued participation in our benefit plans; (d) accelerated vesting of all options granted to him and (e) continuation of the exercise period in which he may exercise such options up to the duration of the original term of the options. Further, as reported on our Current Report on Form 8-K for December 7, 2004, John T. Botti informed the Board of Directors that he will retire from his position as Chairman of the Board at our annual meeting of stockholders, which was held on January 20, 2005. On February 7, 2005, we entered into an Agreement and Release (the “Agreement”) with Mr. Botti. Pursuant to the Agreement, we will pay him the severance payments as described above and agreed to retain Mr. Botti to provide consulting services to us for a period of one year. Under this consulting arrangement and in accordance with the terms of a separate consulting agreement, we agreed to pay Mr. Botti a monthly retainer of $10,000 in consideration of his provision of such services as may be requested by our Chief Executive Officer. The foregoing description of the Agreement and consulting agreement is qualified in its entirety by reference to the provisions of the Agreement and consulting agreement attached as Exhibits 10.2 and 10.3, respectively, to this Quarterly Report on Form 10-Q.

On December 13, 2004, we issued a press release announcing that the Nominating and Corporate Governance Committee of our Board of Directors nominated Mr. Roger O. Goldman and Mr. Ranjit C. Singh to stand for election to the Board at our annual meeting of stockholders, which was held on January 20th, 2005. As announced in our Current Report on Form 8-K filed on January 28th , 2005, Messrs. Goldman and Singh were elected to our Board of Directors along with the six additional nominees which our shareholders were asked to approve.

In addition, as we previously announced on our Current Report on Form 8-K for December 20, 2004, effective December 31, 2004, Mr. Peter Smith is no longer serving as our Executive Vice President – Chief Operating Officer. In connection with our employment arrangement with Mr. Smith, we are obligated to pay him a severance benefit of up to twelve months of his base salary unless he is terminated for cause. On February 8, 2005 we entered into an Agreement and Release with Mr. Smith in order to more specifically describe our severance obligations. Pursuant to this agreement, we will pay Mr. Smith a severance payment equal to his base salary for a period of up to twelve months. If Mr. Smith commences new full-time employment on or before June 30, 2005, our severance obligation will expire on June 30, 2005. If he commences full-time employment thereafter, our severance obligation will cease on the date he commences such new employment. However, our obligation will expire on December 31, 2005 in the event Mr. Smith does not secure new full-time employment prior to such date. The foregoing description of this severance agreement is qualified in its entirety by reference to the provisions of the severance agreement attached as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, we are responsible for listing the non-audit services approved in the first quarter of 2004 by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor. Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee's Chairman pursuant to delegated authority by the Audit Committee. During the first quarter of 2004, the Audit Committee pre-approved the following non-audit services anticipated to be performed by PricewaterhouseCoopers LLP: tax consulting in connection with certain corporate initiatives, including structuring a joint venture and in determining state and local tax treatments for revenues derived from electronic postmark and CareCert transactions.

Item 6. Exhibits:

(a) Exhibits

The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant 17 C.F.R. § 230.411, are incorporated by reference to the document referenced in brackets following the description of such exhibits.

Exhibit No.

10.1	Employment Agreement between Authentidate Holding Corp. and Surendra Pai (Filed as Exhibit 10.1 to Current Report on Form 8-K dated October 27, 2004)

*10.2	Agreement and Release between Authentidate Holding Corp. and John T. Botti, dated February 7, 2005.

*10.3	Consulting Agreement between Authentidate Holding Corp. and John T. Botti dated as of February 1, 2005

*10.4	Agreement and Release between Authentidate Holding Corp. and Peter R. Smith, dated February 8, 2005

*31.1	Certification of Chief Executive Officer

*31.2	Certification of Chief Financial Officer

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Contents

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

AUTHENTIDATE HOLDING CORP.

February 9, 2005	/s/ Surendra Pai
DATE	SURENDRA PAI
PRESIDENT & CHIEF EXECUTIVE OFFICER

/s/ Dennis H. Bunt
DENNIS H. BUNT
CHIEF FINANCIAL OFFICER