Form 10-Q
period 2005-03-31
AUTHENTIDATE HOLDING CORP
filed 2005-05-16
CIK 885074

Click here for Index

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2005

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

Registrant’s telephone number, including area code :__(518) 346-7799

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

34,391,815 shares of Common Stock, par value $.001 per share, were outstanding at May 1, 2005.

AUTHENTIDATE HOLDING CORP.
FORM 10-Q
INDEX

Back to Index

Part I Financial Information
Authentidate Holding Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited except for the June 30, 2004 balance sheet)

Assets	March 31, 2005	June 30, 2004

Current assets
Cash and cash equivalents	$27,800,076	$42,689,823
Restricted cash	141,307	365,116
Marketable Securities	37,750,000	31,300,000
Accounts receivable, net of allowance for doubtful accounts of $424,961 and $420,916 at March 31, 2005 and June 30, 2004, respectively	3,348,890	3,039,044
Inventories	324,521	125,206
Prepaid expenses and other current assets	563,632	474,309

Total current assets	69,928,426	77,993,498

Property and equipment, net	3,733,802	3,396,454
Other assets
Software development costs, net	637,237	497,977
Goodwill	11,616,736	11,616,736
Other intangible assets	959,489	727,763
Investment in affiliates	750,000	—
Other assets	4,449	4,448

Total assets	$87,630,139	$94,236,876

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,081,730	$859,360
Accrued expenses and other current liabilities	2,263,013	1,838,860
Deferred revenue	2,220,505	1,881,277
Current portion of obligations under capital leases	34,072	69,968
Current portion of long-term debt	78,000	208,239
Line of credit	420,696	571,622
Income taxes payable	13,777	6,130

Total current liabilities	6,111,793	5,435,456
Long-term deferred revenue	478,125	—
Long-term debt, net of current portion	—	48,000
Obligations under capital leases, net of current portion	9,926	35,421
Other long term liabilities	343,871	—

Total liabilities	6,943,715	5,518,877

Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value, 5,000,000 shares authorized:
Series B – 28,000 shares issued and outstanding at March 31, 2005 and June 30, 2004	2,800	2,800
Common stock, $.001 par value;
75,000,000 shares authorized, 34,378,483 and 32,951,656 issued and outstanding at March 31, 2005 and June 30, 2004, respectively	34,378	32,952
Additional paid-in capital	160,437,793	157,602,589
Accumulated deficit	(79,685,288)	(68,846,528)
Currency translation adjustment	(103,259)	(73,814)

Total shareholders’ equity	80,686,424	88,717,999

Total liabilities and shareholders’ equity	$87,630,139	$94,236,876

The accompanying notes are an integral part of the consolidated financial statements.

Back to Index

Authentidate Holding Corporation and Subsidiaries
Consolidated Statements of Operations
Unaudited

	For the three months ended		For the nine months ended

	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Net sales	$4,359,981	$6,790,398	$12,784,106	$14,090,689
Cost of sales	2,300,894	5,095,363	6,753,808	9,543,119

Gross profit	2,059,087	1,695,035	6,030,298	4,547,570

Selling, general and administrative expenses	4,633,871	3,783,166	15,805,309	9,727,163

Product development expenses	855,049	679,027	2,156,396	1,759,054

Loss from operations	(3,429,833)	(2,767,158)	(11,931,407)	(6,938,647)

Other income (expense)
Interest and other income	477,104	244,358	1,166,836	1,056,395
Interest expense	(4,326)	(42,134)	(13,139)	(6,224,294)

Loss before income taxes	(2,957,055)	(2,564,934)	(10,777,710)	(12,106,546)

Income tax (expense)/benefit	(3,000)	(411)	(8,550)	17,493

Net loss	$(2,960,055)	$(2,565,345)	$(10,786,260)	$(12,089,053)

Per share amounts:
Basic and diluted loss per common share	$(.09)	$(.09)	$(.32)	$(.49)

The accompanying notes are an integral part of the consolidated financial statements.

Back to Index

Authentidate Holding Corporation and Subsidiaries
Consolidated Statements of Cash Flow
Unaudited

	For the nine months ended

	March 31, 2005	March 31, 2004

Cash flows from operating activities
Net loss	$(10,786,260)	$(12,089,053)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,013,301	895,736
Provision for doubtful accounts receivable	33,358	30,731
Amortization deferred financing costs and debt discount	—	5,942,586
Interest paid in stock	—	117,245
Non-cash compensation and other	640,317	634,893
NYS Grant income	—	(732,000)
Changes in operating assets and liabilities:
Accounts receivable	(343,204)	(2,165,716)
Inventories	(199,315)	44,408
Prepaid expenses and other current assets	(89,323)	19,766
Accounts payable, accrued expenses and other liabilities	856,287	(467,477)
Deferred revenue	817,353	1,553,342
Income taxes	7,647	(18,119)

Net cash used in operating activities	(8,049,839)	(6,233,658)

Cash flows from investing activities
Net purchase of marketable securities	(6,450,000)	—
Restricted cash	223,810	—
Purchases of property and equipment	(865,207)	(124,787)
Software development costs	(434,209)	(170,122)
Other intangible assets	(422,219)	(491,607)
Other long term assets	(2)	(208,644)
Investment in affiliates	(750,000)	—

Net cash used in investing activities	(8,697,827)	(995,160)

Cash flows from financing activities
Proceeds from sale of common stock, net of expenses ($308,706)	—	69,561,882
Stock options and warrants exercised	2,144,658	8,334,321
Preferred stock dividends	(35,000)	(70,000)
Sale of convertible debentures, net of issuance costs ($100,378)	—	2,369,622
Principal payments on obligations under capital leases	(61,391)	(66,672)
Payment of registration costs	(9,977)	(57,717)
Net (payments)/borrowings under line of credit	(150,926)	706,585
Deferred financing costs	—	(137,300)
Principal payments on long-term debt	—	(1,486,700)
Other	—	1,482

Net cash provided by financing activities	1,887,364	79,155,503
Effect of exchange rate changes on cash flows	(29,445)	(17,352)

Net increase (decrease) in cash and cash equivalents	(14,889,747)	71,909,333
Cash and cash equivalents, beginning of period	42,689,823	3,460,446

Cash and cash equivalents, end of period	$27,800,076	$75,369,779

The accompanying notes are an integral part of the consolidated financial statements.

Back to Index

AUTHENTIDATE HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for fair presentation. The consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries DJS Marketing Group, Inc. (DJS), Authentidate, Inc., Authentidate International AG (AG), Trac Medical Solutions, Inc. (Trac Med), and its DocStar Division, and are referred to as “the Company”. The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2004.

2.	Earnings Per Share

The following represents the reconciliation of the basic and diluted loss per share amounts for the three and nine months ended March 31, 2005 and 2004, respectively:

	March 31,

	Three Months Ended		Nine Months Ended

	2005	2004	2005	2004

Net income/(loss)	$(2,960,055)	$(2,565,345)	$(10,786,260)	$(12,089,053)
Preferred stock dividends	(17,500)	(17,500)	(52,500)	(97,323)

Loss applicable to shareholders	$(2,977,555)	$(2,582,845)	$(10,838,760)	$(12,186,376)
Weighted average shares	34,082,353	30,283,325	33,827,337	25,051,355
Basic and diluted loss per share	$(0.09)	$(0.09)	$(0.32)	$(0.49)

All common stock equivalents were excluded from the loss per share calculation for all periods presented because the impact is antidilutive. At March 31, 2005, options (5,086,065), warrants (1,352,314) and convertible preferred stock (500,000) were outstanding. At March 31, 2004, options (4,677,648), warrants (2,298,582), convertible preferred stock (500,000) were outstanding.

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

	March 31,

	Three Months Ended		Nine Months Ended

Net Loss:	2005	2004	2005	2004

As reported	$(2,960,055)	$(2,565,345)	$(10,786,260)	$(12,089,053)
Deduct: total stock based employee compensation expense determined under fair value method	(940,273)	(1,047,545)	(2,836,257)	(2,382,431)

Proforma	$(3,900,328)	$(3,612,890)	$(13,622,517)	$(14,471,484)

Basic and diluted net loss per common share:
As reported	$(0.09)	$(0.09)	$(0.32)	$(0.49)
Proforma	$(0.11)	$(0.12)	$(0.40)	$(0.58)

Back to Index

4.	Comprehensive Income

Total comprehensive income/(loss) consist of:

	March 31,

	Three Months Ended		Nine Months Ended

	2005	2004	2005	2004

Net income/(loss)	$(2,960,055)	$(2,565,345)	$(10,786,260)	$(12,089,053)
Currency translation adjustment	19,083	(2,935)	(29,445)	(17,352)

Total comprehensive loss	$(2,940,972)	$(2,568,280)	$(10,815,705)	$(12,106,405)

5.	Segment Information

AuthentiDate Holding Corp. (AHC) is the holding company which operates its software and services businesses in three segments: the Security Software Solutions Segment (formerly reported as the Authentidate Segment, and including the operations of AuthentiDate, Inc., Trac Medical Solutions, Inc. and Authentidate International AG), the Document Management Solutions Segment (formerly reported as the Docstar Division) and the Systems Integration Segment (formerly reported as DJS).

AuthentiDate’s offerings in the Security Software Solutions Segment include the United States Postal Service Electronic Postmark Service (USPS EPM®), electronic signing solutions, and electronic forms processing solutions offered on a global basis. Under the Document Management Solutions Segment, AuthentiDate provides secure document management solutions, including its line of DocStar products. The Systems Integration Segment includes enterprise network security products and services, primarily offered to customers in the Albany, NY region.

The Corporate Division’s expenses are non-operating expenses which include all public company related activities and apply to all of the Company’s operating divisions and therefore are stated as a reconciling item in our segment data. The Corporate Division’s assets consist of primarily cash and cash equivalents, marketable securities, and goodwill.

Back to Index

Segment Information for the three months ended:

March 31, 2005:	Document Management Solutions Segment	Systems Integration Segment	Security Software Solutions Segment	Totals

Revenues from external customers	$1,650,230	$1,805,170	$904,581	$4,359,981
Intersegment revenues	—	57,849	840	58,689
Segment profit/(loss)	122,455	70,007	(1,980,398)	(1,787,936)
Segment assets	4,765,135	2,618,527	2,927,149	10,310,811

March 31, 2004:	Document Management Solutions Segment	Systems Integration Segment	Security Software Solutions Segment	Totals

Revenues from external customers	$1,397,981	$4,976,316	$416,101	$6,790,398
Intersegment revenues	—	5,775	114	5,889
Segment profit/(loss)	96,072	136,556	(1,459,022)	(1,226,394)
Segment assets	3,911,906	4,222,877	3,092,256	11,227,039

Reconciliation:	March 31, 2005	March 31, 2004

Revenues:
Total revenues for reportable segments	$4,418,670	$6,796,287
Elimination of intersegment revenues	(58,689)	(5,889)

Total consolidated revenues	$4,359,981	$6,790,398

Total pre-tax loss of reportable segments	$(1,787,936)	$(1,226,394)
Product development expenses	(855,049)	(679,027)
Corporate expenses	(314,070)	(659,513)
Elimination intersegment profits	—	—

Loss before income taxes	$(2,957,055)	$(2,564,934)

Total assets of segments	$10,310,811	$11,227,039
Corp assets	77,480,912	87,646,549
Elim-intercompany sale-assets	(161,584)	(17,015)

Consolidated assets	$87,630,139	$98,856,573

Back to Index

Segment Information for the nine months ended:

March 31, 2005:	Document Management Solutions Segment	Systems Integration Segment	Security Software Solutions Segment	Totals

Revenues from external customers	$4,859,695	$5,317,718	$2,606,693	$12,784,106
Intersegment revenues	—	83,318	840	84,158
Segment profit/(loss)	504,713	90,882	(7,103,543)	(6,507,948)
Segment assets	4,765,135	2,618,527	2,927,149	10,310,811

March 31, 2004:	Document Management Solutions Segment	Systems Integration Segment	Security Software Solutions Segment	Totals

Revenues from external customers	$4,311,759	$8,767,234	$1,011,696	$14,090,689
Intersegment revenues	—	62,699	114	62,813
Segment profit/(loss)	387,613	157,416	(3,970,212)	(3,425,183)
Segment assets	3,911,906	4,222,877	3,092,256	11,227,039

Reconciliation:	March 31, 2005	March 31, 2004

Revenues:
Total revenues for reportable segments	$12,868,264	$14,153,502
Elimination of intersegment revenues	(84,158)	(62,813)

Total consolidated revenues	$12,784,106	$14,090,689

Total pre-tax loss of reportable segments	$(6,507,948)	$(3,425,183)
Product development expenses	(2,156,396)	(1,759,054)
Corporate expenses	(2,120,203)	(6,928,982)
Elmination of intersegment profits	6,837	6,673

Loss before income taxes	$(10,777,710)	$(12,106,546)

Total assets of segments	$10,310,811	$11,227,039
Corp assets	77,480,912	87,646,549
Elim-intercompany sale-assets	(161,584)	(17,015)

Consolidated assets	$87,630,139	$98,856,573

6.	Service Revenues and Cost of Sales

Included in net sales and cost of goods sold are service sales of $421,073 and cost of service sales of $150,858 for the three months ended March 31, 2005. Included in net sales and cost of goods sold are service sales of $1,149,355 and cost of service sales of $477,891 for the nine months ended March 31, 2005.

7.	Property and Equipment

In June 1999, the Company completed construction of a new office and production facility in Schenectady, New York for approximately $2,300,000 which was financed with a $1,000,000 grant from the Empire State Development Corporation (ESDC) (an agency of New York state) and a mortgage loan from a local financial institution. The grant stipulated that the Company was obligated to achieve certain annual employment levels between January 1, 2002 and January 1, 2004 or some or all of the grant will have to be repaid. Although we had not achieved the agreed upon employment levels, we reached an agreement with the ESDC in fiscal 2004 to restructure the grant terms relating to this covenant. We agreed to repay $268,000 of the grant amount at the rate of $10,000 per month, interest free, in consideration of the ESDC’s agreement to permanently reduce our employment level requirement to 99. At March 31, 2005 the amount due ESDC was $78,000 and is included in debt on the balance sheet. As a result of this arrangement, we recorded $732,000 as other income in the Corporate Division during the fiscal year ended June 30, 2004.

Back to Index

8.	Marketable Securities

The Company has reclassified certain investments known as auction rate securities from cash equivalents to marketable securities on its balance sheet. As a result, $37,750,000 was reclassified as of March 31, 2005 from cash equivalents to marketable securities and $31,300,000 was reclassified on the June 30, 2004 balance sheet. The auction rate securities the Company purchases are generally triple A or double A rated. With regard to the auction rate securities we purchase, the interest yield generally resets every 28 days or sooner. The securities are purchased at par value and sold at par value with no adjustment to market value required. Most are insured by a third party insurance company and the issuer is usually a municipality.

9.	Goodwill and Purchased Intangible Assets

Effective July 1, 2001, the Company adopted FAS 141 and FAS 142. FAS 141 require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. FAS 142 require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually.

There were no changes in the carrying amount of goodwill for the nine months ended March 31, 2005. The values at March 31, 2005 were as follows:

	Authentidate	AG	Trac Med	Total

Balance March 31, 2005	$3,987,571	$7,291,165	$338,000	$11,616,736

The Company retains a third party valuation firm to perform an annual valuation of goodwill as of June 30. An adverse development or change in our business would require an interim assessment. There were no adverse developments or changes in our business that required an interim assessment for the nine months ended March 31, 2005. Intangible asset amortization expense for the three and nine months ended March 31, 2005 was $64,222 and $190,492. Below is a chart of intangible assets:

	March 31, 2005			June 30, 2004

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Patents	$388,487	$81,777	$306,710	$366,080	$64,663	$301,417
Trademarks	199,346	36,396	162,950	133,086	28,932	104,154
Licenses	737,569	311,911	425,658	476,484	154,292	322,192
Acquired Techologies	72,467	8,296	64,171

	$1,397,869	$438,380	$959,489	$975,650	$247,887	$727,763

The Company amortizes intangible assets under the straight line method. Intangible amortization expense is expected to be as follows for the next five fiscal years:

2005	$259,521
2006	275,611
2007	201,860
2008	43,735
2009	32,771

Back to Index

10.	Shareholders’ Equity

Below is a summary of changes in Shareholders’ Equity for the nine months ended March 31, 2005:

	Preferred Stock	Common Stock	Paid in Capital	Accumulated Deficit	Translation Adjustment	Total Shareholders’ Equity

Balance, June 30, 2004	$2,800	$32,952	$157,602,589	$(68,846,528)	$(73,814)	$88,717,999
Exercise of options & warrants		1,420	2,143,237			2,144,657
Warrants & options issued for services			640,317			640,317
Registration costs			(9,977)			(9,977)
Currency translation adjustment					(29,445)	(29,445)
Preferred stock dividends				(52,500)		(52,500)
Dividends paid in stock		6	61,627			61,633
Net loss				(10,786,260)		(10,786,260)

Balance, March 31, 2005	$2,800	$34,378	$160,437,793	$(79,685,288)	$(103,259)	$80,686,424

During the three months ended March 31, 2005, 547,084 common stock options and 5,000 common stock warrants were exercised. During the nine months ended March 31, 2005, 579,941 common stock options and 864,774 common stock warrants were exercised, resulting in net common stock shares issued of approximately 1,421,000.

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

The holder was also granted demand and piggyback registration rights for the shares of common stock issuable upon exercise of the warrants. The issuance of these warrants was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof. During the nine months ended March 31, 2005, all 250,000 common stock purchase warrants vested. The fair value of the warrants as determined by the Black Scholes Model was $5,000 and $667,000 for the three months ended and nine months ended March 31, 2005, respectively, and was charged to operations. No additional charges are expected in the fourth quarter of fiscal 2005.

Back to Index

11.	Preferred Stock

As of October 1, 2004, the Company has the right to repurchase the outstanding 28,000 shares of Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our Common Stock at a conversion rate of $1.40 per share. In the event the Company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. The Series B Preferred Stock was originally issued in a private financing which was completed in October 1999. The conversion and redemption features of this security were amended in October 2002 to provide for the rights and obligations described above in this note.

12.	Private Equity Offerings

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

The securities sold in each of the foregoing transactions were restricted securities under the terms of Regulation D and may not be transferred or resold for a period of one year, except pursuant to registration under the Securities Act or an exemption there under. Pursuant to registration rights agreements entered into with the investors in these financings, registration statements were filed with and declared effective by the Securities and Exchange Commission registering the shares of common stock sold in or issuable pursuant to these transactions

13.	Private Debt Offerings

During fiscal years ended June 30, 2003 and June 30, 2004, the Company sold a total of $8,895,300 of convertible debentures in three separate transactions. In conjunction with the sales, warrants to purchase 1,110,279 shares of the Company’s common stock were issued, with exercise prices ranging from $2.50 – $3.00 per share over a period ranging from 4 to 5 years. All of the issues were due 3 years from the issuance date and each carried a beneficial conversion feature, which were subject to adjustment in the event of additional issuances of common stock or convertible securities.The Company also issued five year warrants to purchase 49,400 shares of Company common stock to certain consultants for services rendered in connection with these transactions, which are exercisable at $3.00 per share. The consultants also received a cash fee equal to 6% of the gross proceeds the Company received.

In October 2003, the Company exercised its right to require the convertible debenture holders to convert debentures issued in October 2002 in the amount of $3,700,000 and the May/June 2003 debentures in the amount of $2,725,300 and issued 2,528,193 common shares to complete the conversion. In December 2003, the Company exercised its right to require the convertible debenture holders to convert all remaining convertible debentures issued in September 2003 in the amount of $2,470,000 and issued 823,334 common shares to complete the conversion. The Company expensed the entire balance of unamortized beneficial conversion feature and debt discount and charged operations an aggregate, $5.4 million of non-cash interest expense. In addition, the Company expensed all unamortized deferred financing costs in the amount of $500,000 during the fiscal year ended June 30, 2004 as interest expense.

Back to Index

Each of the foregoing transactions was a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof and/or Regulation D, promulgated there under.

14.	Related Party Transaction

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

In November 2004, the Financial Accounting Standards Board (FASB) issued FAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. This Statement revises the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This standard becomes effective for inventory costs incurred during fiscal years beginning on or after June 15, 2005. The Company does not expect the adoption of FAS No. 151 to have a material effect on its financial statements.

In December 2004, the FASB issued FAS No. 153, Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29 Accounting for Non-monetary transactions. This Statement revises Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The provisions of this Statement shall be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of FAS No. 153 to have a material effect on its financial statements.

In December 2004, the FASB revised FAS No. 123 and issued FAS No. 123R, Share Based Payment. The new statement requires companies to measure and recognize compensation expense associated with share-based payments to employees and directors to be recognized in the financial statements based on their fair values. Stock based payments include employee and director stock option grants. The Company grants options to purchase common stock to its employees under stock option plans at prices equal to the value of the stock the date the options were granted. The Company currently accounts for the options to purchase shares of common stock issued to employees of the Company under the recognition and measurement principles of APB 25, and related interpretations using the fair value method. Accordingly, no compensation expense has been recognized for the options in its consolidated statements of operations. Upon the adoption of FAS 123R, the Company will incur additional expenses related to unvested option grants and newly awarded grants as of and after the effective date. This Statement is effective for all interim or annual periods beginning after June 15, 2005. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of FAS 123R will have on its consolidated financial position, results of operations and cash flows, which is expected to be material.

Back to Index

16.	Commitments and Contingencies

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

We are the defendant in a case filed by Shore Venture Group, LLC in the United States District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. This complaint was filed on March 2, 2005, and an amended complaint was filed on or about April 26, 2005. The plaintiffs in this case seek additional shares of the common stock of our subsidiary, Authentidate, Inc., the right to exchange its stock in Authentidate, Inc., for publicly traded stock and securities in us, rights under one of our patent applications and damages in connection with an alleged copyright infringement. Prior to the commencement of this case, we had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. However, negotiations did not result in a mutually agreeable settlement. The lawsuit requests damages, injunctive relief, costs and attorneys’ fees. We intend to defend the action vigorously. Based on the facts of which we are currently aware, management believes that the resolution of all of our claims with Shore Venture will not have a materially adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

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

On December 6, 2004, we assumed certain assets and liabilities of Cryptcom Securities Inc. for a purchase price of $125,000. We will be obligated to pay an additional $425,000 to the shareholders of Cryptcom Securities Inc. in the event our operation of the acquired assets generates certain financial measures by December 31, 2006. Additionally, we will be required to pay an “earn out” equal to a percentage of net income based on the performance of the Division commencing on the earlier of December 6, 2007 or the fiscal year immediately following the fiscal year during which the additional purchase price (referenced above) has been earned, and following for a term of five years from either date.

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

To date, we have not achieved the revenue metrics required under our agreement with the United States Postal Service. As previously reported, we received a letter from the USPS in September 2004, which letter stated that we had six months to cure our nonperformance of the metric standard described in such letter. As of December 31, 2004, management believes it cured the metric deficiency specified in the letter. However, no assurance can be given that the United States Postal Service concurs with management’s assessment. The Company and the United States Postal Service have continued to discuss various amendments to the original agreement and we believe these discussions will lead to changes to the contract that we and the United States Postal Service will both agree to and which will enable us to continue our relationship with the United States Postal Service. If we are unsuccessful in completing these negotiations and should we fail to satisfy one or more of the performance metrics under this agreement, the United States Postal Service could, subject to our right to cure any such failure, terminate our agreement.

Back to Index

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2005, we were not aware of any obligations under such indemnification agreements that would require material payments.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2.

Executive Overview

Authentidate Holding Corp. is a holding company which operates its software and services business in three segments: the Security Software Solutions Segment (formerly reported as the Authentidate Segment, and including the operations of AuthentiDate, Inc., Trac Medical Solutions, Inc. and Authentidate International AG), the Document Management Solutions Segment (formerly reported as the Docstar Division) and the Systems Integration Segment (formerly reported as DJS).

AuthentiDate’s offerings in the Security Software Segment Solutions include the United States Postal Service Electronic Postmark Service (USPS EPM®), electronic signing solutions, and electronic forms processing solutions offered on a global basis. Under the Document Management Solutions Segment AuthentiDate provides secure document management solutions, including its line of DocStar products. The Systems Integration Segment includes enterprise network security products and services primarily offered to customers in the Albany, NY region.

During the three and nine months ended March 31, 2005, we derived approximately $905,000 and $2.6 million in revenues from our Security Software Solutions Segment, respectively. The Document Management Solutions Segment revenues were $1.7 million and $4.9 million for the three and nine months ended March 31, 2005, respectively. The Systems Integration Segment revenues were $1.8 million and $5.3 million for the three and nine months ended March 31, 2005, respectively.

The Systems Integration Segment is an authorized sales and support provider for software products such as Microsoft Solutions and Lotus Notes. The Segment also sells computer hardware and provides software and integration services to businesses to meet their data management needs.

The Document Management Solutions Segment develops and sells document imaging software and depending on the customer, may bundle the software with computer hardware to offer customers a turn-key solution.

The Security Software Solutions Segment is engaged in the business of providing end users with security software technology and services designed to accept and store a digital code through the Internet which enables users to prove the authenticity of the date, time and the content of any electronic document. The Authentidate product was released for sale in May, 2001. We believe that product integration development work will be necessary for some applications or customers. We are in the process of selling this product and began to record revenue during the fiscal year ended June 30, 2002.

Back to Index

On July 31, 2002, we entered into a strategic alliance agreement with the United States Postal Service to serve as the preferred provider of the USPS Electronic Postmark® (EPM) service. Under the terms of the agreement, our subsidiary, Authentidate, provides the management, technology and support for the United States Postal Service’s EPM system. The USPS is the vendor of the EPM to the end user. The USPS Electronic Postmark® provides evidence that the content of a document or file existed at a specific date and time and is intended to protect the integrity of the document or file by ensuring that it cannot be altered without detection. The EPM uses our patent pending technology offering highly sophisticated encryption methodology ensuring document authenticity and is intended to be able to be added to any application regardless of the computing platform or operating system.

To date, we have not achieved the revenue metrics required under our agreement with the United States Postal Service. As previously reported, we received a letter from the USPS in September 2004, which letter stated that we had six months to cureour nonperformance of the metric standard described in such letter. As of December 31, 2004, management believes it cured the metric deficiency specified in the letter. However, no assurance can be given that the United States Postal Service concurs with management’s assessment. The Company and the United States Postal Service have continued to discuss various amendments to the original agreement and we believe these discussions will lead to changes to the contract that we and the United States Postal Service will both agree to and which will enable us to continue our relationship with the United States Postal Service. If we are unsuccessful in completing these negotiations and should we fail to satisfy one or more of the performance metrics under this agreement, the United States Postal Service could, subject to our right to cure any such failure, terminate our agreement.

Authentidate International sells the Authentidate product in the European marketplace and is currently focusing on the German market. Authentidate International entered into revenue generating agreements with end users and resellers during the 2004 and 2005 fiscal year through which it expects to realize revenue from a combination of installation and transactions fees.

Trac Medical Solutions developed a business model to apply the Authentidate technology to the medical supply business relating to the automation and processing of Certificates of Medical Necessity. During the fiscal year ended June 30, 2002, Trac Medical Solutions developed its CareCert™ service and entered into its first revenue-generating agreements during the 2003 fiscal year. In March 2003, we acquired the outstanding minority interest of Trac Medical Solutions (approximately 14%) and now own 100% of Trac Medical Solutions. In February 2004, Trac Medical Solutions entered into an agreement with Homecare Association, LLC pursuant to which Trac Medical Solutions markets its CareCert service directly to the membership community of the American Association for Homecare. In connection with that agreement, Trac Medical Solutions engaged bConnected Software, Inc. to develop an enhanced version of its CareCert service and to provide marketing and reselling services. Trac Medical announced the commercial release of CareCert® ES during the quarter ended December 31, 2004. Trac Medical Solutions generates revenues through license fees, maintenance fees, and the sale of transactions and through professional services.

We have recently undergone significant changes in senior management, with the appointment of a new Chief Executive Officer and Executive Vice President—Chief Administrative Officer during the nine months ended March 31, 2005. On January 20, 2005, our shareholders elected two new members to the Board of Directors. We are continuing to address the challenges of the markets in which our businesses operate.

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

Back to Index

We believe the following critical accounting policies require significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with SAB 104 (“Revenue Recognition”), SOP 97-2 (“Software Revenue Recognition”) and EITF 00-21 (“Multiple Element Arrangements”) when all of the following conditions are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the vendor’s fee is fixed or determinable, and (4) collectibility is probable. Arrangements that contain certain bundled products and services are accounted for under SOP-97-2.

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

Judgments and estimates

Our revenue arrangements are evaluated on a contract-by-contract basis and often require our judgment and estimates that affect the classification and timing of revenue recognized in our statements of operations.  Specifically, we may be required to make judgments about:

•	whether the fees associated with our products and services are fixed or determinable;

•	whether or not collection of our fees is reasonably assured;

Back to Index

•	whether professional services are essential to the functionality of the related software product;

•	whether elements in our revenue arrangements have stand-alone value to our customer

•	whether we have verifiable objective evidence of fair value for our products and services.

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

Goodwill

We have capitalized goodwill related to our acquisitions of Authentidate, Inc., Authentidate International AG and Trac Medical Solutions, Inc., for which the recoverability of such capitalized goodwill is highly dependent on the future success of the marketing and sales of such product. If the product is not well received by the market place and our future forecasted revenue and profitability from such product launch is less than anticipated, the carrying value of goodwill and other long-lived assets may require an impairment charge.

Investment

We made an investment in a start-up company which has incurred losses since inception. If the investee does not achieve profitability or obtain additional financing in the near future, our investment may become impaired and result in a charge to operations. We hold an approximate 4% share in equity of the investee which has been accounted for on a cost basis.

Deferred Tax Assets

We record a full valuation against our deferred tax assets when we believe it is more likely than not that such deferred tax assets will not be realized.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes contained elsewhere in this Form 10-Q.

Back to Index

Results of Operations

Three and nine months ended March 31, 2005 compared to three and nine months ended March 31, 2004.

The Company realized a consolidated net loss of $2,960,055 ($.09 per share) and $10,786,260 ($.32 per share) for the three and nine months ended March 31, 2005 compared to a consolidated net loss of $2,565,345 ($.09 per share) and $12,089,053 ($.49 per share) for the three and nine months ended March 31, 2004.

As reported in Footnote 5 (Segment Information) to the Consolidated Financial Statements appearing in this Form 10-Q, the net loss is the result of losses incurred primarily by the Company’s Security Software Solutions Segment. Our Security Software Solutions Segment has incurred significant sales, marketing, development and general and administrative expenses this year and last in an effort to complete the product development efforts, to generate sales, and to develop a market for its products. Additionally, the Company incurred significant consulting costs related to the documentation and testing of the internal control environment as required by the Sarbanes-Oxley Act of 2002.

The consolidated net loss for the three months ended March 31, 2005 is approximately $395,000 more than it was for the same period last year. There was an increase in the loss in the Security Software Solutions Segment of approximately $521,000 comparing current year third quarter to prior year third quarter. The increase was primarily due to increased personnel costs of approximately $600,000 and consultant costs of approximately $230,000 in the third quarter, offset against insignificant decreases in various other categories. The Document Management Solutions Segment profit increased approximately $26,000, while the Systems Integration Segment profit decreased approximately $67,000 for the three months ended March 31, 2005, compared to the three months ended March 31, 2004.

The consolidated net loss for the nine months ended March 31, 2005 is approximately $1.3 million less than it was for the same period last year. The Company had approximately $5.9 million in non-cash interest expense related to conversions of debentures (see footnote 13) during the nine months ended March 31, 2004 (corporate expenses); the Company had no such expense during the same period in fiscal year 2005. Additionally, there was an increase in the loss in the Security Software Solutions Segment of approximately $3.1 million comparing current year to the corresponding period for the prior year. The increase was primarily due to increased personnel costs ($2.0 million) and consulting expense ($1.7 million) in the current year, offset against insignificant decreases in other various categories. Additionally, the Corporate Division incurred new severance costs of $1.1 million in the nine months ended March 31, 2005, while incurring none in the corresponding period for the prior year. The Document Management Solutions Segment profit increased approximately $117,000 due to higher sales than in the corresponding period for the prior year, while the Systems Integration Segment profit decreased approximately $67,000 for the nine months ended March 31, 2005, compared to the nine months ended March 31, 2004 due to a decrease in sales.

Consolidated sales were $4,359,981 and $12,784,106 for the three and nine months ended March 31, 2005, respectively; consolidated sales were $6,790,398 and $14,090,689 for the three and nine months ended March 31, 2004, respectively. The decrease versus the prior year for both periods is primarily a result of a decrease in the Systems Integration Segment of $3.2 million and $3.4 million, mainly as a result of a one-time large sale of $3.0 million in 2004, offset by an increase in Security Software Solutions Segment sales of approximately $488,000 and $1.6 million comparing current year to prior year. Sales for the Document Management Solutions Segment increased approximately $252,000 and $548,000 for the three and nine months ended March 31, 2005, respectively, compared to the corresponding period for the prior year.

Consolidated gross profit for the three months ended March 31, 2005 and 2004 was $2,059,087 and $1,695,035, respectively, while the consolidated gross profit for the nine months ended March 31, 2005 and 2004 was $6,030,298 and $4,547,570, respectively. The consolidated gross profit margin was 47.2% and 25.0% for the three months ended March 31, 2005 and 2004; the consolidated gross profit margin was 47.1% and 32.3% for the nine months ended March 31, 2005 and 2004, respectively. Gross profit margin is defined as gross profit as a percentage of sales. The increase for both periods comparing current year to prior year results from increased gross profit in the Security Software Solutions Segment with a slight increase to the Document Management Solutions Segment.

Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $4,633,871 and $3,783,166 for the three months ended March 31, 2005 and 2004, and $15,805,309 and $9,727,163 for the nine months ended March 31, 2005 and 2004. The largest increase was in the Security Software Solutions Segment which incurred increased personnel costs ($.6 million and $1.7 million for the three and nine months ended March 31, 2005, respectively), along with additional consulting costs ($.2 million and $1.7 million for the three and nine months ended March 31, 2005). The Corporate Division also had new severance costs of $1.1 million during the nine months ended March 31, 2005.

Back to Index

As a percentage of net sales, S,G&A costs were 106.3% and 123.6 % for the three and nine months ended March 31, 2005, respectively, and 55.7% and 69.0% for the three and nine months ended March 31, 2004. This percentage increase is primarily due to the increase in SG&A expenses for the Security Software Solutions Segment as discussed above.

Interest expense was $4,326 and $13,139 for the three and nine months ended March 31, 2005 and 2004, respectively, compared to $42,134 and $6,224,294 for the three and nine months ended March 31, 2004, respectively. The decrease is due to non-cash interest expense on convertible debentures which were written off due to conversion to common stock which occurred in fiscal 2004, which is more fully discussed in the footnotes contained herein and due to interest expense from the building mortgage which was paid off in the third quarter of fiscal 2004.

Product development expenses, excluding capitalized costs, primarily relate to software development for the Security Software Solutions Segment. For the three month period March 31, 2005, these costs increased to $855,049, as compared to $679,027 the same period last year; for the nine month period ended March 31, 2005, these costs were $2,156,396 compared to $1,759,054 for the same period in prior year. We have a policy of capitalizing qualified software development costs after technical feasibility has been established and amortizing those costs over three years as cost of goods sold. The amortization expense of software development costs amounted to $133,498 and $294,949 for the three and nine months ended March 31, 2005. Amortization expense of software development costs amounted to $135,610 and $170,122 for the three and nine months ended March 31, 2004.

Liquidity and Capital Resources

Overview

Our primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of long-term debt at March 31, 2005 totaled $78,000, which relates to a note payable to the Empire State Development Corporation for the repayment of a grant, as more fully described below

In February 2004, we sold a total of 5,360,370 common shares in private placements pursuant to Section 4(2) of the Securities Act and Rule 506, promulgated thereunder. We realized gross proceeds of approximately $73,700,000 from these transactions and received net proceeds of approximately $69,100,000 after payment of offering expenses and broker commissions

Our DJS subsidiary has a $2.5 million revolving line of credit with a financial institution collateralized by all assets of DJS and guaranteed by Authentidate Holding Corp. The agreement restricts DJS from making cash advances to AHC, without obtaining a waiver from the financial institution. The interest rate is prime plus 1.75% with a minimum prime rate of 7%. DJS may borrow on this line based on a formula of qualified accounts receivable and inventory. The outstanding balance on this line of credit is $420,696 at March 31, 2005.

Property, plant and equipment expenditures totaled $865,207 and capitalized software development expenditures totaled $434,209 for the nine months ended March 31, 2005, respectively. There are no significant purchase commitments outstanding.

In June 1999, the Company completed construction of a new office and production facility in Schenectady, New York for approximately $2,300,000 which was financed with a $1,000,000 grant from the Empire State Development Corporation (ESDC) (an agency of New York state) and a mortgage loan from a local financial institution. The grant stipulated that the Company was obligated to achieve certain annual employment levels between January 1, 2002 and January 1, 2004 or some or all of the grant will have to be repaid. Although we did not achieved the agreed upon employment levels, we reached an agreement with the ESDC in fiscal 2004 to restructure the grant terms relating to this covenant. We agreed to repay $268,000 of the grant amount at the rate of $10,000 per month, interest free, in consideration of the ESDC’s agreement to permanently reduce our employment level requirement to 99. At March 31, 2005 the amount due ESDC was $78,000 and is included in debt on the balance sheet. As a result of this arrangement, we recorded $732,000 as other income in the Corporate Division during fiscal year ended June 30, 2004.

Back to Index

Cash Flows

Our unrestricted cash and cash equivalents balance at March 31, 2005 was $27,800,076 and total assets were $87,630,139 compared to cash and cash equivalents of $42,689,823 and total assets of $94,236,876 at June 30, 2004. Our unrestricted cash balance at March 31, 2004 was $75,369,779 and our total assets as of such date were $98,856,573. We invested our excess cash in marketable securities, which totaled $31,300,000 at June 30, 2004 and $37,750,000 at March 31, 2005. The decrease from the nine months ended March 31, 2004 to the nine months ended March 31, 2005 is due primarily to cash used in operating activities. We used $8,049,839 of cash in operating activities during the nine months ended March 31, 2005. This compares to cash used in operating activities of $6,233,658 for the same period last year. Total cash flow used by all activities was $14,889,747 for the nine months ended March 31, 2005, compared to net cash provided of $71,909,333 for the nine months ended March 31, 2004. This decrease in cash and cash equivalents during the nine months ended March 31, 2005 is mainly due to the Company’s operating activities ($8,049,839), primarily the net loss, which was $10,786,260. This was coupled with investing outflows relating to the purchase of marketable securities ($6,450,000), property, plant and equipment ($865,207), software development costs ($434,209), other intangible assets ($422,219), and an investment ($750,000), offset by inflow of cash off restriction $223,810. We invested $750,000 in an unaffiliated third party, Health Fusion, Inc. in connection with a strategic relationship we established with this company. We will invest an additional $750,000 in Health Fusion, provided it achieves certain financial and other performance objectives six months from the closing date. This investment occurred on November 23, 2004. The increase in cash during the nine months ended March 31, 2004 is mainly due to the net proceeds of $69,561,882 derived from the sale of common stock, the sale of convertible debentures of $2,369,622, and $8,334,321 resulting from the exercise of stock options and warrants, offset by cash used in operations totaling $6,233,658 and principal payments on long-term debt $1,486,700.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits. Under our current operating plan to introduce the Authentidate technology, our ability to improve operating cash flow has been highly dependent on the market acceptance of our products. We believe we have enough cash, cash equivalents and marketable securities to support our operations for at least the next twelve months.

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

On September 12, 2003, we completed the sale of $2,470,000 of our securities to certain accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated there under. We received net proceeds of approximately $2,300,000, after paying all fees and expenses. We have applied these proceeds to working capital and general corporate purposes. In the transaction, we sold $2,470,000 of convertible debentures to the investors and warrants to purchase an aggregate of 247,000 shares of common stock. The debentures were convertible into shares of our common stock at an initial conversion price of $3.00 per share and the warrants are exercisable into shares of common stock at an initial price of $3.00 per share. The other terms and conditions of the debentures and warrants are the same as set forth in the debentures and warrants issued in the first tranche of this transaction in October 2002. As previously discussed, the convertible debentures issued in this transaction were converted into shares of common stock during the fiscal quarter ended December 31, 2003.

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

In February 2004, we completed private offerings of our common stock to certain accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D, promulgated there under. We sold a total of 5,360,370 common shares at a price of $13.75 per share and realized gross proceeds of $73,705,000. After payment of offering expenses and broker commissions we realized approximately $69.1 million in net proceeds. We are applying the proceeds to strengthen our balance sheet, develop a back-up data center for Authentidate Inc. as well as for sales and marketing activities and general corporate purposes.

The securities sold in each of the foregoing transactions were restricted securities under the terms of Regulation D and may not be transferred or resold for a period of one year, except pursuant to registration under the Securities Act or an exemption there under. Pursuant to registration rights agreements entered into with the investors in these financings, registration statements were filed with and declared effective by the Securities and Exchange Commission registering the shares of common stock sold in or issuable pursuant to these transactions.

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

Back to Index

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

We are also the defendant in a claim filed against by Shore Venture Group in the federal District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. This complaint was filed on March 2, 2005. The plaintiffs seek additional shares of the common stock of our subsidiary, Authentidate, Inc. and rights under one of our patent applications. We had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. However, negotiations were unable to result in a mutually agreeable settlement. We are currently preparing an answer to the complaint. Management believes that the resolution of all of our claims with Shore Venture will not have a materially adverse effect on our financial condition.

As we previously announced, effective November 15, 2004, John T. Botti no longer serves as our President and Chief Executive Officer. In addition, Mr. Botti subsequently retired from his position as Chairman of the Board. In connection with an employment agreement we entered into with Mr. Botti, effective July 1, 2003, we are obligated to pay Mr. Botti certain severance benefits (unless he is terminated for cause or resigns for other than “good reason”), including (a) all compensation accrued but not paid as of the termination date; (b) the greater of (i) his base salary to the termination date or (ii) a severance payment equal twenty-four months of his base salary, including any regularly scheduled increases in the base salary; (c) continued participation in our benefit plans; (d) accelerated vesting of all options granted to him; and (e) continuation of the exercise period in which he may exercise such options up to the duration of the original term of the options. On February 7, 2005, we entered into an Agreement and Release with Mr. Botti. Pursuant to this agreement, we will pay Mr. Botti the severance payments as described above and agreed to retain him to provide consulting services to us for a period of one year. Under this consulting arrangement and in accordance with the terms of a separate consulting agreement, we agreed to pay Mr. Botti a monthly retainer of $10,000 in consideration of his provision of such services as may be requested by our Chief Executive Officer. The severance benefits have been accrued and are expected to be paid over the next two years.

In addition, as we previously announced effective December 31, 2004, Mr. Peter Smith no longer serves as our Executive Vice President – Chief Operating Officer. In connection with our employment arrangement with Mr. Smith, we are obligated to pay him a severance benefit of up to twelve months of his base salary unless he is terminated for cause. On February 8, 2005 we entered into an Agreement and Release with Mr. Smith in order to more specifically describe our severance obligations. Pursuant to this agreement, we will pay Mr. Smith a severance payment equal to his base salary for a period of up to twelve months. If Mr. Smith commences new full-time employment on or before June 30, 2005, our severance obligation will expire on June 30, 2005. If he commences full-time employment thereafter, our severance obligation will cease on the date he commences such new employment. However, our obligation will expire on December 31, 2005 in the event Mr. Smith does not secure new full-time employment prior to such date. The benefits have been accrued for in the second quarter and are expected to be paid over the next three to nine months.

Back to Index

We invested $750,000 in an unaffiliated third party, Health Fusion, Inc. in connection with a strategic relationship we established with this company. We will invest an additional $750,000 in Health Fusion, contingent on Health Fusion achieving certain financial and other performance objectives six months from the closing date. This investment occurred on November 23, 2004.

On December 6, 2004, we assumed certain assets and liabilities of Cryptcom Securities, Inc., a privately-held technology consulting company, for a purchase price of $125,000. We will be obligated to pay an additional $425,000 to former shareholders of Cryptcom Securities, Inc. in the event our operation of the acquired assets generates certain financial measures by December 31, 2006. Additionally, we will be required to pay an “earn out” equal to a percentage of net income based on the performance of this division, commencing on the earlier of December 6, 2007 or the fiscal year immediately following the fiscal year during which the additional purchase price, $425,000, has been earned, and following for a term of five years from either date.

As previously reported, on March 23, 2005 we entered into a new employment agreement with Jan C. E. Wendenburg, who currently serves as the Chief Executive Officer of our German subsidiary, Authentidate International, A.G. The agreement, which is effective as of March 15, 2005 and expires on March 31, 2007, sets forth the terms and conditions of Mr. Wendenburg’s continued employment as the Chief Executive Officer of Authentidate International. Under the agreement, Mr. Wendenburg’s annual base salary will be €200,000 for the period commencing April 1, 2005 through March 31, 2006 and will be €210,000 from April 1, 2007 until expiration. A description of the material terms and conditions of Mr. Wendenburg’s employment agreement were described in a Current Report on Form 8-K filed on March 25, 2005.

Contractual Commitments

Following is a summary of the contractual commitments associated with our debt and lease obligations, as well as our accrued severance as of March 31, 2005:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long term debt obligations	$78,000	$78,000	—	—	—
Operating leases	712,960	502,504	210,456	—	—
Capital leases	43,998	34,072	9,926	—	—
Long term severance liabilities	991,371	647,500	343,871	—	—

Total	$1,826,329	$1,262,076	$564,253	$0	$0

We invested $750,000 in an unaffiliated third party, Health Fusion, Inc. in connection with a strategic relationship we established with this company. We will invest an additional $750,000 in Health Fusion, contingent on Health Fusion achieving certain financial and other performance objectives six months from the closing date. This investment occurred on November 23, 2004.

On December 6, 2004, we assumed certain assets and liabilities of Cryptcom Securities Inc. for a purchase price of $125,000. We will be obligated to pay an additional $425,000 to former shareholders of Cryptcom Securities Inc. in the event our operation of the acquired assets generate certain financial measures by December 31, 2006. Additionally, we will be required to pay an “earn out” equal to a percentage of net income based on the performance of this division commencing on the earlier of December 6, 2007 or the fiscal year immediately following the fiscal year during which the additional purchase price, $425,000, has been earned, and following for a term of five years from either date.

Back to Index

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2005, we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us. However, price deflation in the major categories of components we purchase for the Document Management Solutions Segment has been substantial and is anticipated to continue through fiscal 2005. Typically, new components such as new generations of microprocessors and new optical disk drive technologies etc. are introduced at premium prices, by its vendors. During this period, we earn lower margins on our products. As the life cycle progresses competitive pressures could force vendor prices down and thus improve our profit margins. Competitive pressures from an evolving document imaging industry have required us to adjust our marketing model for selling DocStar to accommodate a lower entry point. Because much of the Systems Integration Segment business is service-related, price deflation has less of an impact on the Systems Integration Segment profits. We do not believe that the impact of inflation will have a significant impact on our Security Software Solutions Segment business lines.

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

In December 2004, the FASB issued FAS No. 153, Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29 Accounting for Non-monetary transactions. This Statement revises Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The provisions of this Statement shall be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of FAS No. 153 to have a material effect on our financial statements.

In December 2004, the FASB revised FAS No. 123 and issued FAS No. 123R, Share Based Payment. The new statement requires companies to measure and recognize compensation expense associated with share-based payments to employees and directors to be recognized in the financial statements based on their fair values. Stock based payments include employee and director stock option grants. We grant options to purchase common stock to our employees under stock option plans at prices equal to the value of the stock the date the options were granted. We currently account for the options to purchase shares of common stock issued to our employees under the recognition and measurement principles of APB 25, and related interpretations using the fair value method. Accordingly, no compensation expense has been recognized for the options in our consolidated statements of operations. Upon the adoption of FAS 123R, we will incur additional expenses related to unvested option grants and newly awarded grants as of and after the effective date. This Statement is effective for all interim or annual periods beginning after June 15, 2005. We have not yet adopted this pronouncement and are currently evaluating the expected impact that the adoption of FAS 123R will have on our consolidated financial position, results of operations and cash flows, which is expected to be material.

Back to Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have approximately $62 million invested in high quality, short term investments as of March 31, 2005. We do not believe that any of our financial instruments have significant risk associated with market sensitivity. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

Interest Rate Risk

At any time, fluctuations in interest rates could affect interest earnings on our cash and marketable securities. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

At March 31, 2005, our unrestricted cash and marketable securities totaled $65,550,076, most of which was invested in asset backed short term investments, commercial paper, and money market accounts. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses.

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

Changes in Internal Controls over Financial Reporting

We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes the documentation, testing and review of our internal controls under the direction of senior management. During the course of these activities, senior management has not identified any weaknesses that it believes are material, but management has identified certain aspects of its internal control over financial reporting that can be improved. As previously reported, on April 15, 2005, our Chief Financial Officer advised certain members of our Board of Directors of the existence of corporate governance issues, which he believes if not corrected, may lead to significant problems in the future. In response to the letter of the Chief Financial Officer, and to assist in the determination of whether the issues raised warrant any changes to our internal controls and/or Corporate Governance Principles, our Audit Committee engaged the services of a special counsel to review the letter and report its findings to the Audit Committee. This investigation is currently in progress. We do not believe that the issues raised by the Chief Financial Officer will have a material impact on any of our preceding financial reports.

As previously reported and in connection with the foregoing, we have made enhancements to our internal control over financial reporting and will continue to do so if appropriate. These enhancements include further formalization of our policies and procedures, improving the segregation of duties, controls over the authorization of transactions and the addition of an internal auditor and other personnel. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

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

We are the defendant in a case filed by Shore Venture Group, LLC in the United States District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. This complaint was filed on March 2, 2005, and an amended complaint was filed on or about April 26, 2005. The plaintiffs in this case seek additional shares of the common stock of our subsidiary, Authentidate, Inc., the right to exchange its stock in Authentidate, Inc., for publicly traded stock and securities in us, rights under one of our patent applications and damages in connection with an alleged copyright infringement. Prior to the commencement of this case, we had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. However, negotiations did not result in a mutually agreeable settlement. The lawsuit requests damages, injunctive relief, costs and attorneys’ fees. We intend to defend the action vigorously. Based on the facts of which we are currently aware, management believes that the resolution of all of our claims with Shore Venture will not have a materially adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

We are engaged in no other litigation which would be anticipated to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Changes in Securities

(a)	Sales of Unregistered Securities.
None.

(b)	Not applicable.

(c)	Repurchase of Equity Securities.

We did not repurchase any of our equity securities during the fiscal quarter ended March 31, 2005.

Item 3	Defaults Upon Senior Securities:

None.

Item 4	Submission of Matters to a Vote of Securities Holders:

We held our Annual Meeting of shareholders on January 20, 2005. As of the record date of December 13, 2004, there were 33,826,621 shares outstanding and eligible to vote at the Annual Meeting. At the Annual Meeting, shareholders were requested to vote on the election of the following eight directors, each of whom was elected by the shareholders as follows:

Back to Index

Name of Nominee	Votes Cast In Favor	Votes Withheld	% In Favor

Surendra Pai	27,965,815	956,585	82.7%
John J. Waters	27,514,260	1,408,140	81.3%
J. Edward Sheridan	27,426,748	1,495,652	81.1%
Charles J. Johnston	27,740,380	1,182,020	82.0%
J. David Luce	27,494,603	1,427,797	81.3%
F. Ross Johnson	27,440,335	1,482,065	81.1%
Ranjit C. Singh	28,194,886	727,514	83.4%
Roger O. Goldman	28,195,302	727,098	83.4%

Item 5	Other Information:

As we previously announced, effective November 15, 2004, John T. Botti no longer serves as our President and Chief Executive Officer. In connection with an employment agreement we entered into with Mr. Botti, effective July 1, 2003, we are obligated to pay Mr. Botti certain severance benefits (unless he is terminated for cause or resigns for other than “good reason”), including (a) all compensation accrued but not paid as of the termination date; (b) the greater of (i) his base salary to the termination date or (ii) a severance payment equal twenty-four months of his base salary, including any regularly scheduled increases in the base salary; (c) continued participation in our benefit plans; (d) accelerated vesting of all options granted to him; and (e) continuation of the exercise period in which he may exercise such options up to the duration of the original term of the options. On February 7, 2005, we entered into an Agreement and Release with Mr. Botti. Pursuant to the Agreement, we will pay him the severance payments as described above and agreed to retain Mr. Botti to provide consulting services to us for a period of one year. Under this consulting arrangement and in accordance with the terms of a separate consulting agreement, we agreed to pay Mr. Botti a monthly retainer of $10,000 in consideration of his provision of such services as may be requested by our Chief Executive Officer.

In addition, as we previously announced, effective December 31, 2004, Mr. Peter Smith no longer serves as our Executive Vice President—Chief Operating Officer. In connection with our employment arrangement with Mr. Smith, we are obligated to pay him a severance benefit of up to twelve months of his base salary unless he is terminated for cause. On February 8, 2005 we entered into an Agreement and Release with Mr. Smith in order to more specifically describe our severance obligations. Pursuant to this agreement, we will pay Mr. Smith a severance payment equal to his base salary for a period of up to twelve months. If Mr. Smith commences new full-time employment on or before June 30, 2005, our severance obligation will expire on June 30, 2005. If he commences full-time employment thereafter, our severance obligation will cease on the date he commences such new employment. However, our obligation will expire on December 31, 2005 in the event Mr. Smith does not secure new full-time employment prior to such date.

On April 13, 2005, we announced that we entered into an agreement with Liberty Healthcare Group Inc., a national medical products company for the use of a new authentication service to enable clients and other authorized parties to verify Doctor Orders that are received via fax. Authentidate’s service enables the faxed records to be verified online for compliance and audit purposes by utilizing the United States Postal Service Electronic Postmark Service (USPS® EPM®). It is anticipated that the Liberty implementation will utilize 1.5 to 2 million EPMs annually. A Doctor Order supports the medical need for issuance of supplies and services that are reimbursed under the Medicare Program.

As previously reported, on March 23, 2005 we entered into a new employment agreement with Jan C. E. Wendenburg, who currently serves as the Chief Executive Officer of our German subsidiary, Authentidate International, A.G. The agreement, which is effective as of March 15, 2005 and expires on March 31, 2007, sets forth the terms and conditions of Mr. Wendenburg’s continued employment as the Chief Executive Officer of Authentidate International. Under the agreement, Mr. Wendenburg’s annual base salary will be €200,000 for the period commencing April 1, 2005 through March 31, 2006 and will be €210,000 from April 1, 2006 until expiration. A description of the material terms and conditions of Mr. Wendenburg’s employment agreement were described in a Current Report on Form 8-K filed on March 25, 2005.

Back to Index

Pursuant to Section 10A (i) (2) of the Securities Exchange Act of 1934, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by our independent registered public accounting firm. During the first quarter of fiscal 2005, the Audit Committee pre-approved the following non-audit services to be performed by PricewaterhouseCoopers LLP: tax consulting in connection with certain corporate initiatives, including structuring a joint venture and in determining state and local tax treatments for revenues derived from electronic postmark and CareCert transactions, and revenue recognition consulting for the electronic postmark and CareCert transactions. Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. These services were performed prior to close of the second quarter of fiscal 2005. The Audit Committee has not authorized our independent registered public accounting firm to provide any additional non-audit services. As previously reported, subsequent to the end of our third quarter for our 2005 fiscal year, our Audit Committee dismissed PricewaterhouseCoopers, LLP as our independent registered public accounting firm and engaged Eisner LLP as our new independent registered public accounting firm.

Item 6	Exhibits:

(a)	Exhibits

The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant 17 C.F.R. § 230.411, are incorporated by reference to the document referenced in brackets following the description of such exhibits.

Exhibit No.	Description

10.1	Agreement and Release between Authentidate Holding Corp. and John T. Botti dated February 7, 2005 (Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).
10.2	Consulting Agreement between Authentidate Holding Corp. and John T. Botti dated as of February 1, 2005(Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).
10.3	Agreement and Release between Authentidate Holding Corp. and Peter R. Smith, dated February 8, 2005 (Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).
10.4	Employment Agreement between Authentidate Holding Corp., Authentidate International A.G. and Jan C. E. Wendenburg (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 25 2005).
*31.1	Certification of Chief Executive Officer
*31.2	Certification of Chief Financial Officer
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Index

SAFE HARBOR STATEMENT

Certain statements in this Form 10-Q, including information set forth under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). We desire to avail ourselves of certain “safe harbor” provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involving known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of the DocStar, Authentidate and related product lines, competition, pricing, technological changes, technological implementation of the Authentidate business plan and other risks as discussed in our filings with the Securities and Exchange Commission, in particular our Annual Report on Form 10-K for the year ended June 30, 2004 and registration statements we have filed and which have been declared effective by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, all of which risk factors could adversely affect our business and the accuracy of the forward-looking statements contained herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

May 16, 2005	/s/ Surendra Pai
DATE
SURENDRA PAI
PRESIDENT & CHIEF EXECUTIVE OFFICER

/s/ Dennis H. Bunt

DENNIS H. BUNT
CHIEF FINANCIAL OFFICER