Form 10-K/A
period 2004-06-30
AUTHENTIDATE HOLDING CORP
filed 2005-09-07
CIK 885074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

FORM 10-K/A

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

Issuer's telephone number, including area code (518) 346-7799

________________________________________________________________

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	(I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

None

__________________________

TABLE OF CONTENTS

PART II

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	19

Signatures

Signatures	24

Back to Contents

Forward-looking Statements and Factors That May Affect Future Results

     This Annual Report on Form 10-K/A, including Item 7 (“Management's Discussion and Analysis of Financial Condition and Results of Operations”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “believe,” “anticipate,” “think,” “intend,” “plan,” “will be,” “expect”, and similar expressions identify such forward-looking statements. Such statements regarding future events and/or our future financial performance are subject to certain risks and uncertainties, which could cause actual events or our actual future results to differ materially from any forward-looking statement. Such risks and uncertainties include among other things, the availability of any needed financing, our ability to implement our business plan for various applications of our technologies, the impact of competition, the management of growth, and other risks and uncertainties that may be detailed from time to time in our reports filed with the securities and exchange commission. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

EXPLANATORY NOTE

     We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 as filed with the Securities and Exchange Commission (SEC) on September 13, 2004, in response to comments by the Staff of the SEC in connection with their review of our Annual Report on Form 10-K for June 30, 2004. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K except as disclosed in footnote 23 to the financial statements filed with this Form 10-K/A. Further, this Form 10-K/A does not modify or update the disclosures in the original Form 10-K in any way other than as required to reflect the amendments set forth below.

     The following is a summary of the items of our original Form 10-K that are amended by this Form 10-K/A and a brief summary of the changes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

•	We are amending disclosures in our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the original Form 10-K solely to reflect the reclassification of our investments in auction rate securities as marketable securities, as reflected in the amended financial statements filed herewith.

Item 7A. Qualitative and Quantitative Disclosure of Market Risk

•	We are amending disclosures in this section of the original Form 10-K solely to reflect the reclassification of our investments in auction rate securities as marketable securities, as reflected in the amended financial statements filed herewith.

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

•	This Form 10-K/A amends the balance sheet and statement of cash flows included in the financial statements contained in the original Form 10-K to reflect the reclassification of our investments in auction rate securities as marketable securities and not as cash equivalents. Our statement of operations and statement of shareholders' equity are not affected by this amendment.

Back to Contents

•	In addition, we have amended Footnotes 1 and 16 to the financial statements included in the original Form 10-K to explain this reclassification in greater detail. We have also added new footnote 23 to these financial statements which note references certain events that occurred subsequent to the end of the 2004 fiscal year.

The amended financial information contained herein is a reclassification of the information disclosed in the original Form 10-K and this Form 10-K/A does not restate the financial statements or other financial information included in the original Form 10-K.

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

During the fiscal year ended June 30, 2004, interest and other income increased to $1,304,400 as compared to $572,500 for the fiscal year ended June 30, 2003. This $731,900 increase was primarily due to the non-cash grant income of $732,000 and an increase in interest income of approximately $450,000 earned on cash and cash equivalents and marketable securities. In the fiscal year ended June 30, 2003, we recognized approximately $438,000 in other income related to the September 11, 2001 attack in New York City.

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

Back to Contents

Cash Flows

During the fiscal year ended June 30, 2004, we incurred a net loss of $15,669,193. Cash used in operating activities totaled $6,659,728 for the year ended June 30, 2004 compared to $5,189,117 used in operating activities for the year ended June 30, 2003. Our cash and marketable securities balances increased from $3,460,446 at June 30, 2003 to $73,989,823 at June 30, 2004, due to private financings which was offset by our operating losses.

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

Our available cash balance and marketable securities at June 30, 2004 totaled $73,989,823. We believe that our existing cash and cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

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

We have approximately $74 million invested in cash, cash equivalents and marketable securities as of June 30, 2004. We do not believe that any of our financial instruments have significant risk associated with market sensitivity. Our exposure to financial market risks from changes in foreign currency exchange rates has been minimal to date and we are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

Interest Rate Risk

At any time, fluctuations in interest rates could affect interest earnings on our cash and cash equivalents. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio. At June 30, 2004, our cash, cash equivalents and marketable securities totaled $73,989,823, most of which was invested in money market accounts, certificates of desposit, auction rate securities and non-interest bearing checking accounts.

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

Item No.	Description

2.1	Form of Stock Purchase Agreement dated as of March 4, 2002 by and among Authentidate Holding Corp., Authentidate International AG and PFKAcquisition Group I, LLC. (Exhibit 2.1 to Form 8-K dated March 15, 2002).

3.1	Certificate of Incorporation of Bitwise Designs, Inc.-Delaware (Exhibit 3.3.1to Registration Statement on Form S-18, File No. 33-46246-NY)

Back to Contents

3.1.1	Certificate of Designation of Series B Preferred Stock (Exhibit 3.2.1 to Form 10-KSB dated October 4, 1999)

3.1.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

3.1.3	Certificate of Designations, Preferences and Rights and Number of Shares of Series C Convertible Preferred Stock (Exhibit 4.1 to Form 10-Q dated May 14, 2001).

3.1.4	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series C Convertible Preferred Stock (Exhibit 3.1.4 to Form 10-K dated September 26, 2001).

3.1.5	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series B Convertible Preferred Stock (Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2002).

3.2	By-Laws, as amended (Exhibit 3.2.1 to Form 10-Q for the quarter ended March 31, 2004).

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.2	Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494).

4.3	Form of Warrant issued to certain individuals in fiscal year ended June 30, 2001 (Exhibit 4.7 to Form 10-K dated September 26, 2001).

4.4	Form of Warrant Agreement issued to certain Warrant holders dated as of February 19, 2002 (Exhibit 10.1 to Form 8-K dated March 19, 2002).

4.5	Form of Warrant issued in connection with Unit Offering (Exhibit 4.12 to Form 10-K dated September 30, 2002).

4.6	Form of Warrant , dated as of October 25, 2002, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated October 25, 2002).

4.7	Form of Warrant , dated as of May, 2003, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated May 30, 2003).

4.8	Form of Warrant , dated as of September 12, 2003, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated September 15, 2003).

4.9	Form of Warrant , dated as of September 22, 2003, issued in connection with private placement (Exhibit 4.1 to Form 8-K dated September 22, 2003).

10.1	1992 Employee stock option plan (Exhibit 10.10 to Registration Statement on Form S-18, File No. 33-46246-NY).

10.2	1992 Nonexecutive Directors stock option plan (Exhibit 10.11 to Registration Statement on Form S-18, File No. 33-46246-NY)

Back to Contents

10.3	Agreement with Prime Computer, Inc. (Exhibit 10.14 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.4	Agreement with Mentor Computer Graphics Ltd. (Exhibit 10.15 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.5	Agreement and Plan of Merger by and among Bitwise Designs, Inc., Bitwise DJS, Inc., certain individuals and DJS Marketing Group, Inc. dated March 6, 1996 (Exhibit 2 to Form 8-K dated March 22, 1996)

10.6	Employment Agreement between John Botti and the Company dated January 1, 2000 (Exhibit 10.27 to the Company’s Form 10-KSB dated June 30, 2000).

10.7	Employment Agreement between Robert Van Naarden and Authentidate.com, Inc. dated July 5, 2000 (Exhibit 10.29 to the Company’s Form 10-KSB dated June 30, 2000).

10.8‡	Joint Venture Agreement between The Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.30 to the Company’s Form 10-KSB dated June 30, 2000)

10.9‡	Technology License Agreement between The Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.31 to the Company’s Form 10-KSB dated June 30, 2000)

10.10	2000 Employee Stock Option Plan (filed as Exhibit 2 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

10.11	Form of Security Exchange Agreement entered into between Authentidate Holding Corp., Authentidate, Inc. and certain security holders of Authentidate, Inc. (Exhibit 10.15 to the Company’s Form 10-K dated September 26, 2001)

10.12	Underlease Agreement of Authentidate, Inc. for a portion of the 43rd Floor at 2 World Financial Center. (Exhibit 10.17 to the Company’s Form 10-K dated September 26, 2001)

10.13	2001 Non-Executive Director Stock Option Plan (filed as Exhibit A to Proxy Statement dated December 18, 2001, as filed with the Commission).

10.14	Form of Letter of Credit dated as of May 6, 2002 between DJS Marketing Group, Inc. and Transamerica (filed as Exhibit 10.2 to Form 10-Q dated May 15, 2002).

10.15	Form of Unit Purchase Agreement entered into between Authentidate Holding Corp. and certain investors (Exhibit 10.21 to Form 10-K dated September 30, 2002).

10.16	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors (Exhibit 10.22 to Form 10-K dated September 30, 2002).

Back to Contents

10.17‡	Strategic Alliance Agreement between Authentidate Holding Corp., Authentidate, Inc. and United States Postal Service dated as of July 31, 2002. (Exhibit 10.23 to Form 10-K dated September 30, 2002).

10.18	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of October 25, 2002 (Exhibit 10.1 to Form 8-K dated October 25, 2002).

10.19	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of October 25, 2002 (Exhibit 10.2 to Form 8-K dated October 25, 2002).

10.20	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of May 21, 2003 (Exhibit 10.1 to Form 8-K dated May 30, 2003).

10.21	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of May 21, 2003 Exhibit 10.2 to Form 8-K dated May 30, 2003)

10.22	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of September 12, 2003 (Exhibit 10.1 to Form 8-K dated September 15, 2003).

10.23	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of September 12, 2003 (Exhibit 10.2 to Form 8-K dated September 15, 2003).

10.24	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and a certain investor, dated as of September 22, 2003 (Exhibit 10.1 to Form 8-K dated September 22, 2003).

10.25	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and a certain investor, dated as of September 22, 2003 (Exhibit 10.2 to Form 8-K dated September 22, 2003).

10.26	Form of Securities Purchase Agreement dated as of January 28, 2004 (Filed as Exhibit 10.1 to Current Report on Form 8-K dated February 5, 2004).

10.27	Form of Registration Rights Agreement (Filed as Exhibit 10.2 to Current Report on Form 8-K dated February 5, 2004).

10.28#	Agreement among Trac Medical Solutions, Inc., Homecare Association, LLC and bConnected Software, Inc. dated February 12, 2004 (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004).

10.29#	Product Development and License Agreement between Trac Medical Solutions, Inc. and bConnected Software, Inc. dated February 12, 2004 (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004).

10.30	2000 Employee Stock Option Plan, as amended (filed as Exhibit B to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

Back to Contents

10.30.1	Form of Stock Option Award Pursuant to 2000 Employee Stock Option Plan, as amended. (Filed as Exhibit 10.30.1 to Annual Report on Form 10-K for the year ended June 30, 2004).

10.31	2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit D to Definitive Proxy Statement dated December 31, 2003, as filed with the Securities and Exchange Commission).

10.31.1	Form of Stock Option Award Pursuant to 2001 Non-Executive Director Stock Option Plan, as amended. (Filed as Exhibit 10.31.1 to Annual Report on Form 10-K for the year ended June 30, 2004.)

10.32	Employment Agreement between John T. Botti and Authentidate Holding Corp. (Filed as Exhibit 10.32 to Annual Report on Form 10-K for the year ended June 30, 2004).

10.33	Offer Letter to Peter R. Smith (Filed as Exhibit 10.33 to Annual Report on Form 10-K for the year ended June 30, 2004).

14	Code of Ethics (Exhibit 14 to Form Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

21	Subsidiaries of Registrant (Filed as Exhibit 21 to Annual Report on Form 10-K for the year ended June 30, 2004).

23*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

During the quarter ended June 30, 2004 we filed the following reports on Form 8-K:

Date of Report	Item(s)	Description

May 11, 2004	7, 8, 12	Announcement of quarterly financial information, including related press release and announcement of change of fiscal year end.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

By: /s/ Surendra B. Pai
Surendra B. Pai
Chief Executive Officer and President

By: /s/ Dennis H. Bunt
Dennis H. Bunt
Chief Financial Officer and
Principal Accounting Officer

Dated: September 6, 2005

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

Item No.	Description

2.1	Form of Stock Purchase Agreement dated as of March 4, 2002 by and among Authentidate Holding Corp., Authentidate International AG and PFK Acquisition Group I, LLC. (Exhibit 2.1 to Form 8-K dated March 15, 2002).

3.1	Certificate of Incorporation of Bitwise Designs, Inc.-Delaware (Exhibit 3.3.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

3.1.1	Certificate of Designation of Series B Preferred Stock (Exhibit 3.2.1 to Form 10-KSB dated October 4, 1999)

3.1.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

3.1.3	Certificate of Designations, Preferences and Rights and Number of Shares of Series C Convertible Preferred Stock (Exhibit 4.1 to Form 10-Q dated May 14, 2001).

3.1.4	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series C Convertible Preferred Stock (Exhibit 3.1.4 to Form 10-K dated September 26, 2001).

3.1.5	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series B Convertible Preferred Stock (Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2002).

3.2	By-Laws, as amended (Exhibit 3.2.1 to Form 10-Q for the quarter ended March 31, 2004).

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.2	Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494).

4.3	Form of Warrant issued to certain individuals in fiscal year ended June 30, 2001 (Exhibit 4.7 to Form 10-K dated September 26, 2001).

Back to Contents

4.4	Form of Warrant Agreement issued to certain Warrant holders dated as of February 19, 2002 (Exhibit 10.1 to Form 8-K dated March 19, 2002).

4.5	Form of Warrant issued in connection with Unit Offering (Exhibit 4.12 to Form 10-K dated September 30, 2002).

4.6	Form of Warrant , dated as of October 25, 2002, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated October 25, 2002).

4.7	Form of Warrant , dated as of May, 2003, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated May 30, 2003).

4.8	Form of Warrant , dated as of September 12, 2003, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated September 15, 2003).

4.9	Form of Warrant , dated as of September 22, 2003, issued in connection with private placement (Exhibit 4.1 to Form 8-K dated September 22, 2003).

10.1	1992 Employee stock option plan (Exhibit 10.10 to Registration Statement on Form S-18, File No. 33-46246-NY).

10.2	1992 Nonexecutive Directors stock option plan (Exhibit 10.11 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.3	Agreement with Prime Computer, Inc. (Exhibit 10.14 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.4	Agreement with Mentor Computer Graphics Ltd. (Exhibit 10.15 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.5	Agreement and Plan of Merger by and among Bitwise Designs, Inc., Bitwise DJS, Inc., certain individuals and DJS Marketing Group, Inc. dated March 6, 1996 (Exhibit 2 to Form 8-K dated March 22, 1996)

10.6	Employment Agreement between John Botti and the Company dated January 1, 2000 (Exhibit 10.27 to the Company’s Form 10-KSB dated June 30, 2000).

10.7	Employment Agreement between Robert Van Naarden and Authentidate.com, Inc. dated July 5, 2000 (Exhibit 10.29 to the Company’s Form 10-KSB dated June 30, 2000).

10.8‡	Joint Venture Agreement between The Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.30 to the Company’s Form 10-KSB dated June 30, 2000)

10.9‡	Technology License Agreement between The Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.31 to the Company’s Form 10-KSB dated June 30, 2000)

10.10	2000 Employee Stock Option Plan (filed as Exhibit 2 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

Back to Contents

10.11	Form of Security Exchange Agreement entered into between Authentidate Holding Corp., Authentidate, Inc. and certain security holders of Authentidate, Inc. (Exhibit 10.15 to the Company’s Form 10-K dated September 26, 2001)

10.12	Underlease Agreement of Authentidate, Inc. for a portion of the 43rd Floor at 2 World Financial Center. (Exhibit 10.17 to the Company’s Form 10-K dated September 26, 2001)

10.13	2001 Non-Executive Director Stock Option Plan (filed as Exhibit A to Proxy Statement dated December 18, 2001, as filed with the Commission).

10.14	Form of Letter of Credit dated as of May 6, 2002 between DJS Marketing Group, Inc. and Transamerica (filed as Exhibit 10.2 to Form 10-Q dated May 15, 2002).

10.15	Form of Unit Purchase Agreement entered into between Authentidate Holding Corp. and certain investors (Exhibit 10.21 to Form 10-K dated September 30, 2002).

10.16	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors (Exhibit 10.22 to Form 10-K dated September 30, 2002).

10.17 ‡	Strategic Alliance Agreement between Authentidate Holding Corp., Authentidate, Inc. and United States Postal Service dated as of July 31, 2002. (Exhibit 10.23 to Form 10-K dated September 30, 2002).

10.18	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of October 25, 2002 (Exhibit 10.1 to Form 8-K dated October 25, 2002).

10.19	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of October 25, 2002 (Exhibit 10.2 to Form 8-K dated October 25, 2002).

10.20	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of May 21, 2003 (Exhibit 10.1 to Form 8-K dated May 30, 2003).

10.21	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of May 21, 2003 Exhibit 10.2 to Form 8-K dated May 30, 2003)

10.22	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of September 12, 2003 (Exhibit 10.1 to Form 8-K dated September 15, 2003).

10.23	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of September 12, 2003 (Exhibit 10.2 to Form 8-K dated September 15, 2003).

Back to Contents

10.24	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and a certain investor, dated as of September 22, 2003 (Exhibit 10.1 to Form 8-K dated September 22, 2003).

10.25	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and a certain investor, dated as of September 22, 2003 (Exhibit 10.2 to Form 8-K dated September 22, 2003).

10.26	Form of Securities Purchase Agreement dated as of January 28, 2004 (Filed as Exhibit 10.1 to Current Report on Form 8-K dated February 5, 2004).

10.27	Form of Registration Rights Agreement (Filed as Exhibit 10.2 to Current Report on Form 8-K dated February 5, 2004).

10.28#	Agreement among Trac Medical Solutions, Inc., Homecare Association, LLC and bConnected Software, Inc. dated February 12, 2004 (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004).

10.29#	Product Development and License Agreement between Trac Medical Solutions, Inc. and bConnected Software, Inc. dated February 12, 2004 (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004).

10.30	2000 Employee Stock Option Plan, as amended (filed as Exhibit B to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

10.30.1	Form of Stock Option Award Pursuant to 2000 Employee Stock Option Plan, as amended. (Filed as Exhibit 10.30.1 to Annual Report on Form 10-K for the year ended June 30, 2004).

10.31	2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit D to Definitive Proxy Statement dated December 31, 2003, as filed with the Securities and Exchange Commission).

10.31.1	Form of Stock Option Award Pursuant to 2001 Non-Executive Director Stock Option Plan, as amended. (Filed as Exhibit 10.31.1 to Annual Report on Form 10-K for the year ended June 30, 2004.)

10.32	Employment Agreement between John T. Botti and Authentidate Holding Corp. (Filed as Exhibit 10.32 to Annual Report on Form 10-K for the year ended June 30, 2004).

10.33	Offer Letter to Peter R. Smith. (Filed as Exhibit 10.33 to Annual Report on Form 10-K for the year ended June 30, 2004).

14	Code of Ethics (Exhibit 14 to Form Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

21	Subsidiaries of Registrant (Filed as Exhibit 21 to Annual Report on Form 10-K for the year ended June 30, 2004).

23*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

/s/ PricewaterhouseCoopers LLP

Albany, New York
September 3, 2004, except for the paragraph appearing under “Revisions in the Classification of Certain Securities” in Note 1, as to which the date is August 16, 2005

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Consolidated Balance Sheets
June 30, 2004 and 2003

	2004	2003

	(As Reclassified—See Note 1)
Assets
Current assets
Cash and cash equivalents	$25,064,823	$3,460,446
Restricted cash	365,116	—
Marketable securities	48,925,000	—
Accounts receivable, net of allowance for doubtful accounts of $420,916 and $460,740 at June 30, 2004 and 2003, respectively	3,039,044	3,642,221

Due from related parties	—	2,279
Inventories	125,206	193,101
Prepaid expenses and other current assets	474,309	69,248

Total current assets	77,993,498	7,367,295
Property and equipment, net	3,396,454	3,764,846
Other assets
Software development costs, net of accumulated amortization of $3,950,487 and $3,659,589 on June 30, 2004 and 2003	497,977	355,082

Goodwill	11,616,736	12,795,501
Other intangible assets, net	727,763	466,885
Deferred financing fees	—	268,935
Other assets	4,448	27,296

Total assets	$94,236,876	$25,045,840

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$859,360	$1,436,943
Accrued expenses and other current liabilities	1,838,860	2,034,544
Deferred revenue	1,881,277	738,166
Current portion of obligations under capital leases	69,968	112,520
Current portion of long-term debt	208,239	218,811
Line of credit	571,622	877,863
Income taxes payable	6,130	24,843

Total current liabilities	5,435,456	5,443,690
Convertible debentures	—	3,316,815
Long-term debt, net of current portion	48,000	1,331,129
Deferred grant	—	1,000,000
Obligations under capital leases, net of current portion	35,421	85,556

Total liabilities	5,518,877	11,177,190

Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value, 5,000,000 shares authorized Series B – 28,000 shares issued and outstanding at June 30, 2004 and June 30, 2003	2,800	2,800
Series C – 0 shares issued and outstanding at June 30, 2004, and 3,600 shares issued and outstanding at June 30, 2003	—	360
Common stock, $.001 par value; 75,000,000 shares authorized, 32,951,656 issued and outstanding at June 30, 2004 and 40,000,000 shares authorized, 20,388,174 shares issued and outstanding at June 30, 2003	32,952	20,388
Additional paid-in capital	157,602,589	66,916,663
Accumulated deficit	(68,846,528)	(53,062,512)
Accumulated comprehensive income (loss)	(73,814)	(9,049)

Total shareholders’ equity	88,717,999	13,868,650

Total liabilities and shareholders’ equity	$94,236,876	$25,045,840

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

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended June 30, 2004, 2003 and 2002

	2004	2003	2002

	(As Reclassified—See Note 1)
Cash flows from operating activities
Net loss	$(15,669,193)	$(9,839,309)	$(9,951,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,159,713	1,886,085	1,690,382
Provision for doubtful accounts receivable	74,908	58,688	53,965
Equity in net loss of affiliated companies	—	514,427	958,788
Amortization of deferred financing costs and debt discount	5,942,586	537,172	—
Interest paid in stock	117,245	143,666	—
Non-cash compensation and other	756,058	160,154	709,950
Goodwill impairment	1,178,765	—	—
NYS Grant income	(732,000)	—	—
Restricted shares non-cash compensation	12,500	—	—
Changes in operating assets and liabilities, net of business acquired
Accounts receivable and due from related parties	530,547	596,728	(642,299)
Inventories	67,895	286,601	320,702
Prepaid expenses and other current assets	(405,060)	54,518	87,618
Accounts payable, accrued expenses and other current liabilities	(818,090)	(333,056)	698,700
Deferred revenue	1,143,111	738,166	—
Income taxes payable	(18,713)	7,043	17,169

Net cash used in operating activities	(6,659,728)	(5,189,117)	(6,056,427)

Cash flows from investing activities
Purchase of marketable securities	(48,925,000)	—	—
Restricted cash	(365,116)	—	—
Purchases of property and equipment	(241,897)	(283,903)	(556,598)
Other intangible assets acquired	(491,903)	(93,780)	(216,913)
Software development costs	(433,794)	(296,197)	(346,331)
Note receivable	—	350,000	(500,000)
Investment in affiliated companies	—	(220,000)	(385,568)
Acquisition of business, net of cash acquired	—	—	58,078
Other, net	22,847	(97,999)	(33,678)

Net cash used in investing activities	(50,434,863)	(641,879)	(1,981,010)

Cash flows from financing activities
Proceeds from private equity offerings	69,553,236	1,955,035	—
Stock warrants exercised	5,461,081	3,300	1,575,630
Stock options exercised	3,674,390	209,535	80,328
Dividends paid	(70,000)	(35,000)	(104,525)
Sale of convertible debentures, net of issuance costs ($100,378 in 2004, $163,968 in 2003)	2,369,622	6,261,332	—
Principal payments on obligations under capital leases	(120,187)	(121,935)	(47,920)
Loan to shareholder	—	—	(190,431)
Payment of registration costs	(92,717)	(64,672)	(66,943)
Net payments under line of credit	(306,241)	(875,531)	—
Deferred financing costs	(137,300)	(142,000)	—
Principal payments on long-term debt	(280,000)	(35,815)	(32,926)
Payment of mortgage	(1,281,700)	—	—
Purchase Series A preferred shares	—	(70,000)	—
Other	(6,451)	—	—

Net cash provided by financing activities	78,763,733	7,084,249	1,213,213

Effect of exchange rate changes on cash flows	(64,765)	(62,160)	53,111

Net increase (decrease) in cash and cash equivalents	21,604,377	1,191,093	(6,771,113)
Cash and cash equivalents, beginning of year	3,460,446	2,269,353	9,040,466

Cash and cash equivalents, end of year	$25,064,823	$3,460,446	$2,269,353

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

Cash Equivalents
The Company considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents. At June 30, 2004 and 2003, cash equivalents were composed primarily of investments in high quality short term investments such as commercial paper and overnight interest bearing deposits.

Revisions in the Classification of Certain Securities
The Company has reclassified certain investments known as auction rate securities from cash and cash equivalents to marketable securities on its Balance Sheet in the amount of $48,925,000 as of June 30, 2004. This reclassification has no effect on the Statement of Operations or Statement of Shareholders’ Equity. The Statement of Cash Flows for the year ended June 30, 2004 has also been amended to show the purchase of marketable securities in the amount of $48,925,000 under investing activities. There is no change to cash flow from operating activities. While in the past it was common practice for other companies to classify auction rate securities as cash and cash equivalents the Company has determined that the correct classification is to classify these investments as marketable securities. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows, or our previously reported Consolidated Statements of Income for any period.

	As Previously Reported	Reclassification	As Reclassified

Consolidated Balance Sheet at June 30, 2004:
Cash and cash equivalents	$73,989,823	$(48,925,000)	$25,064,823
Marketable securities	$—	$48,925,000	$48,925,000

Consolidated Statement of Cash flows for the year ended June 30, 2004:
Purchase of marketable securities	$—	$(48,925,000)	$(48,925,000)
Net cash used in investing activities	$(1,509,863)	$(48,925,000)	$(50,434,863)

Marketable Securities
The Company’s marketable securites are comprised of auction rate securities. These investments are generally rated AAA or AA by one or more national rating agencies. The auction rate securities have contractual maturities of up to 30 years. The auction rate securities the Company invests in generally have interest re-set dates that occur every 7 to 28 days and despite the long-term nature of their stated contractual maturity, we have the ability to quickly liquidate these securities at ongoing auctions every 28 days or less. The Company classifies its investments in auction rate securities as “available for sale.” These investments are recorded at cost which approximates fair market value due to their variable interest rates, which typically reset every 7-28 days. As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from its current investments. All income generated from these current investments was recorded as interest income. Because the Company does not hold any one auction rate security longer than one year they have been classified as a current asset.

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

Concentrations of Credit Risk
Financial instruments which subject the Company to concentrations of credit risk consist of cash and cash equivalents, marketable securities and trade accounts receivable. To reduce credit risk, the Company places its temporary cash investments with high credit quality financial institutions. Investments in marketable securities are generally AAA or AA rated securities. The Company’s credit customers are not concentrated in any specific industry or business. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

At June 30, 2004, the Company has substantially all cash and cash equivalents invested in commercial paper and overnight interest bearing deposits at certain financial institutions which are not collateralized or fully insured under FDIC regulations. The Company has substantially all of its marketable securities invested in auction rate securities.

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

Cash and Cash Equivalents, Marketable Securities, Accounts Receivable, Accounts Payable and Accrued Expenses and Other Current Liabilities
The carrying amount of cash and cash equivalents, marketable securities, accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities approximates fair value because of the short maturity of these instruments.

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

Back to Contents

Authentidate Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002

21.      Interest/Other Income and Interest Expense

Interest and other income for the years ended June 30, 2004, 2003 and 2002 consist of:

	2004	2003	2002

Interest income, from financial institutions	$527,030	$76,606	$140,393
Proceeds from “9/11 Fund”	—	163,465	—
Proceeds from insurance company related to 9/11 attack in New York	—	275,489	—
Grant income	732,000	—	—
Miscellaneous income	45,324	56,921	39,967

Total interest and other income	$1,304,354	$572,481	$180,360

Interest expense for the years ended June 30, 2004, 2003 and 2002 consists of:
		2004	2003	2002

	Interest to financial institutions	$119,021	$211,573	$124,824
	Interest paid in stock on convertible debt	117,245	143,666	—
	Writeoff of beneficial conversion feature, debt discount and deferred financing fees	5,942,586	489,414	—
	Interest on convertible debt in cash	53,129	27,203	—

	Total interest expense	$6,231,981	$871,856	$124,824

22.	Quarterly Data Financial (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal year ended June 30, 2004
Net sales	$3,271,223	$4,029,068	$6,790,398	$5,151,382
Gross profit	1,226,283	1,626,252	1,695,035	2,281,918
Net loss	(1,700,019)	(7,823,689)	(2,565,345)	(3,580,140)
Loss per share	(.09)	(.32)	(.09)	(.11)

Fiscal year ended June 30, 2003
Net sales	$5,464,576	$5,920,575	$8,105,870	$5,795,450
Gross profit	1,299,933	1,773,383	1,453,173	1,590,146
Net loss	(1,994,866)	(1,953,555)	(3,009,758)	(2,881,130)
Loss per share	(.10)	(.10)	(.15)	(.14)

23.	Subsequent Events (Unaudited)

In June 2005, several separate complaints purporting to be class actions were filed in federal court alleging that the Company and some of its current and former officers and directors violated provisions of the Securities Exchange Act of 1934. Subsequently two separate derivative action lawsuits were filed against the Company based on allegations substantially similar to those set forth in the purported class actions suits. The Company has not yet responded to the above complaints. As relief, the complaints seek, among other things, declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts). The Company intends to vigorously contest each of these actions. Management is unable to determine at this time whether these complaints will have a material adverse impact on its financial condition, results of operations or cash flow.

In May 2005, the Company announced that it received a second notice from the U.S. Postal Service stating that the Company had failed to attain certain performance metrics required by the Strategic Alliance Agreement during the period February 2005 through April 2005. In its notice, the Postal Service advised the Company that although it intends to exercise its right to terminate the Strategic Alliance Agreement if the Company is unable to cure this default, it is willing to discuss further plans that the Company may have to attain the performance metrics. The Company is currently engaged in discussions with the Postal Service to potentially modify the terms of the agreement. No assurances, however, can be given that the Company will be successful in curing the default or successfully completing any negotiations. See Note 1, above.

In addition, in August 2005, the Company was notified of the filing of a complaint in which the plaintiff alleges that the Company’s products and systems incorporating secure time stamping technology, including but not limited to its Electronic Postmark system, infringes certain of the plaintiff’s patent rights. As relief, the complaint seeks, among other things, injunctive relief and damages. The complaint has not yet been served, and the notification included a request to initiate settlement discussions prior to service of the complaint. The Company is assessing the situation and the patents being asserted, and has not yet responded to this notification. Management is unable to determine at this time whether this claim will have a material adverse impact on the Company’s financial condition, results of operations or cash flow.