Form 10-K
period 2005-06-30
AUTHENTIDATE HOLDING CORP
filed 2005-09-13
CIK 885074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

     Common Stock, par value $.001 per share
(Title of class)

[Cover Page 1 of 2 Pages]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (December 31, 2004): $200,935,329.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 34,399,161 as of September 7, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None

[Cover Page 2 of 2 Pages]

Back to Contents

TABLE OF CONTENTS

PART I

PART I

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 1 (“BUSINESS”) AND ITEM 7 (“MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”), CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “BELIEVE,” “ANTICIPATE,” “THINK,” “INTEND,” “PLAN,” “WILL BE,” “EXPECT”, AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REGARDING FUTURE EVENTS AND/OR OUR FUTURE FINANCIAL PERFORMANCE ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL EVENTS OR OUR ACTUAL FUTURE RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES INCLUDE AMONG OTHER THINGS, THE AVAILABILITY OF ANY NEEDED FINANCING, OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN FOR VARIOUS APPLICATIONS OF OUR TECHNOLOGIES, THE IMPACT OF COMPETITION, THE MANAGEMENT OF GROWTH, AND OTHER RISKS AND UNCERTAINTIES THAT MAY BE DETAILED FROM TIME TO TIME IN OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THE SIGNIFICANT RISKS AND UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH STATEMENTS SHOULD NOT BE REGARDED AS A REPRESENTATION BY US OR ANY OTHER PERSON THAT OUR OBJECTIVES AND PLANS WILL BE ACHIEVED.

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

AuthentiDate Holding Corp. (“AHC”) provides software and related services in three segments:

•	the Security Software Solutions Segment (f/k/a Authentidate Segment, including AuthentiDate, Inc., Trac Medical Solutions, Inc. and Authentidate International AG);

•	the Document Management Solutions Segment (f/k/a Docstar Division); and

•	the Systems Integration Segment (f/k/a DJS).

We are a worldwide provider of secure enterprise workflow management solutions that incorporate our proprietary and patent pending content authentication technology. Through our Products and Technology Group, we aim to develop and establish a common service platform to support a variety of solutions. Our offerings include the United States Postal Service® Electronic Postmark® Service (USPS® EPM®), electronic signing solutions, and electronic forms processing solutions. We also provide secure document management solutions, and enterprise network security products and services. The revenues and profit and loss measures for each of our segments, as well as a discussion of the geographic areas from where we derive revenues from external customers, is set forth in full at Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K. A detailed discussion of each of our three reportable segments immediately follows this general discussion of our business operations. AHC was formerly known as Bitwise Designs, Inc. The name change was approved by our shareholders at our March 23, 2001 Annual Meeting.

Back to Contents

Security Software Solutions Segment

General

We established our Authentidate business during the fiscal year ended June 30, 2000 to market and sell a service providing for the storage, confirmation and authentication of electronic data and images. We formerly referred to this segment as the Authentidate segment. Our Authentidate content authentication service is designed to accept and store electronic files from the Internet or facsimile transmission and date and time stamp those files with a secure clock to prove content, date and time authenticity. The service allows users to also send authentic e-mail and we also expect that this service will be utilized for electronic bill presentment, financial services, health care and government applications. The market for our products is relatively new, still developing and we currently face limited competition. However, the market for software security products in general is highly competitive, rapidly changing, has experienced significant growth over the last decade, and we believe such growth will continue.

USPS EPM®

On July 31, 2002, we entered into a strategic alliance agreement with the United States Postal Service to serve as the preferred provider of the USPS Electronic Postmark® service. The USPS Electronic Postmark® provides evidence that the content of a document or file existed at a specific date and time and is intended to protect the integrity of the document or file by ensuring that it cannot be altered without detection. Under the terms of the agreement, our subsidiary, AuthentiDate, Inc., provides the sales, marketing, management, technology and support for the United States Postal Service's EPM system. The EPM uses our patent pending technology offering highly sophisticated encryption methodology ensuring document authenticity and is intended to be able to be added to any application regardless of the computing platform or operating system. Under this alliance, our customer is the USPS, which sells EPMs to end users. The USPS EPM service is also available through Microsoft Corporation's Office® products. In order to facilitate this product launch, we entered into development and promotional agreements with Microsoft Corporation and an affiliate of Microsoft in order to create the necessary software interfaces to Microsoft Office®. We announced a general release of this product in October 2003.

During the 2005 fiscal year, we implemented a new solutions-based approach to accelerate development of the market for the USPS EPM. In April 2005, we launched a new service to authenticate and verify paper documents received via fax. On May 17, 2005, we announced that the United States Postal Service has approved an updated version of the USPS EPM service.

When we initially entered into our agreement with the Postal Service in July 2002, we agreed on certain performance metrics. In September 2004, the Postal Service notified us of a failure to comply with the current revenue metrics, which commenced a six month period to achieve compliance with the metrics. We began negotiating with the Postal Service to complete a modification of this metric and in December 2004 believed that we cured the default. However, on May 23, 2005, we received a second notice from the Postal Service stating that we had failed to attain certain performance metrics required by the Strategic Alliance Agreement during the period February 2005 through April 2005. In its notice, the Postal Service has advised us that although it intends to exercise its right to terminate the Strategic Alliance Agreement if we are unable to cure this default, it is willing to discuss further plans that we may have to attain the performance metrics provided by the Strategic Alliance Agreement. We are currently engaged in discussions with the Postal Service to potentially modify the terms of the Strategic Alliance Agreement in order to modify these metrics. No assurances, however, can be given that we will be successful in curing the default or completing any negotiations.

Back to Contents

Authentidate International

We own Authentidate International, A.G., a German corporation, which markets security software solutions in certain foreign countries, including the European marketplace. Authentidate International is based in the vicinity of Dusseldorf, Germany and is presently focused on selling its software solutions in Germany. Authentidate International develops and provides software solutions for electronic invoicing, secure e-mail, archiving, scanning, time stamping and workflow systems. Authentidate International is also a Certification Service Provider, accredited by the German Regulatory Authority for Telecommunications and Post in accordance with the new German Digital Signature Act and European directives.

Trac Medical Solutions

Our wholly-owned subsidiary, Trac Medical Solutions, Inc., has developed a service applying our content authentication technology to the medical supply industry to electronically process Certificates of Medical Necessity (a “CMN”) and other medical forms. This service, which was launched in our 2003 fiscal year, is known as CareCertTM. In February 2004, Trac Medical Solutions entered into a nine-year agreement with an affiliate of the American Association for Homecare and bConnected Software, Inc. providing for the delivery of an enterprise version of its software-based solution for the processing of electronic CMNs and other electronic health care forms. Trac Medical announced commercial availability of the enterprise version of CareCert, known as CareCert ES, during the quarter ended December 31, 2004.

Document Management Solutions Segment

We established our Document Management Solutions Segment in 1996, which we formerly referred to as our DocStar Division. We develop document imaging software and market and sell the software products, either as a stand-alone product or integrated with hardware under the DocStar name. We sell our DocStar products to end users through a national dealer network and directly through our internal sales force. The DocStar product line is intended to provide a cost effective method of reducing the space necessary to store documents while granting a user the ability to instantly retrieve documents. We believe that the document imaging software market will continue to be one of our primary businesses and a basis for growth during the next few years. This is an evolving market which is expected to experience significant growth in the future. However, there can be no assurance that our efforts in this market will result in profits, income or significant revenues to our business.

Systems Integration Segment

In 1996 we established our Systems Integration Segment, which consists of the operation of our subsidiary DJS Marketing Group, Inc. (“DJS”). We formerly referred to this segment as the DJS segment. DJS is an authorized sales and support provider for software products such as Microsoft Solutions and Lotus Notes and hardware items, including IBM and Compaq. DJS also provides information technology services in its market area of upstate New York. DJS provides the following array of solutions:

Back to Contents

•	computer products and integration services;

•	network services; and

•	Internet/intranet development services.

We believe the market for the solutions provided by our Systems Integration Segment will continue to grow in the next several years. However, we continue to focus on the services aspect of this segment, which generates higher profit margins. There can be no assurance that growth in the market for the services offered by our Systems Integration Segment will continue.

PATENTS AND TRADEMARKS

We have three U.S. and six foreign patent applications pending relating to the technology and business processes underlying the Authentidate product line. We have registered the trademarks “Authentidate,”“DocStar” and the DocStar logo as trademarks in the United States. We have also sought to register seven additional trademarks in the United States. We have also registered the trademark “Authentidate” in Germany and Europe. In connection with our Trac Medical Solutions business, we have three U.S. and five foreign patent applications pending, have registered the trademark “CareCert” and have sought to register five additional trademarks, including the marks “Trac Medical” and “TracMed.” No assurance can be given that registration will be obtainable or if obtained will be effective to protect our trademarks. We believe our tradenames and patents are material to our business. The source code for our software products is also protected both as a trade secret and as a copyrighted work. Some of our customers are beneficiaries of a source code escrow account arrangement which enables the customer to obtain a contingent future limited right to use our source code solely for the customer's internal use. If our source code is accessed, the likelihood of misappropriation or other misuse of our intellectual property may increase.

RESEARCH AND DEVELOPMENT

The market for our products is characterized by rapid technological change involving the application of a number of advanced technologies, including those relating to computer hardware and software, communication technologies, mass storage devices, and other peripheral components. We believe that software upgrades and enhancements are keys to our success. Our ability to be competitive depends upon our ability to anticipate and effectively react to technological changes, changing market conditions for our products, as well as the application requirements of our customers. Research and development expenses for each of our last three fiscal years were $3,139,381, $2,377,613 and $2,534,777.

Since inception, we have devoted efforts to research and development activities in an effort to improve our current software and introduce new upgrades and products. Current development efforts regarding our content authentication technology include enhancing our current products and integrating them into customer applications. Current development efforts for our DocStar products are directed toward improving ease of use, adding software modules and increasing performance. We will continue to improve our document imaging software in an effort to satisfy the needs of a dynamic marketplace. We capitalize software development costs and amortize those costs in accordance with our policy disclosed in Note 1 to the notes to the consolidated financial statements.

Back to Contents

EMPLOYEES

We currently employ a total of approximately 123 full-time employees throughout our operations, including our executive officers. We have 39 full-time employees in our Document Imaging Segment, 50 full-time employees in our Security Software segment, 20 full-time employees in our Systems Integration Segment and 14 Corporate employees. None of our employees are represented by a collective bargaining agreement. We believe that our employee relations are satisfactory.

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

GENERAL BUSINESS DEVELOPMENTS DURING THE 2005 FISCAL YEAR

Changes in Executive Management

In our 2005 fiscal year we experienced significant changes to our executive team. Effective November 15, 2004, Mr. Surendra Pai became our President and Chief Executive Officer. Mr. Pai also joined our Board of Directors on October 27, 2004. Mr. Pai's employment is governed by a two-year employment agreement, which we entered into with him on October 27, 2004. The terms and conditions of Mr. Pai's employment agreement are described below in this Annual Report under the section captioned “Employment, Severance and Change of Control Agreements”.

In connection with our hiring of Mr. Pai, effective November 15, 2004, John T. Botti relinquished the office of President and Chief Executive Officer and declined to stand for reelection to our board of directors at our annual meeting of shareholders which was held on January 20, 2005. Mr. Botti, one of our founders, had served as our Chief Executive Officer, President and Chairman since our inception. On February 7, 2005, we entered into an Agreement and Release with Mr. Botti, pursuant to which we will pay him the severance payments as provided by his employment agreement and agreed to retain Mr. Botti to provide consulting services to us for a period of one year at a monthly retainer of $10,000. Mr. Botti's severance and consulting arrangements are described in greater detail below in this Annual Report under the section captioned “Employment, Severance and Change of Control Agreements”.

Other changes to our executive management that occurred in our 2005 fiscal year include our appointment of Mr. John J. Waters to our board of directors on July 8, 2004 and our subsequent decision to engage him as our Executive Vice President – Chief Administrative Officer. In his capacity as Executive Vice President – Chief Administrative Officer, Mr. Waters is responsible for our strategic and financial planning. Mr. Waters reports directly to our Chief Executive Officer. We entered into a two year employment agreement with Mr. Waters, effective as of August 6, 2004, the terms and conditions of which are described in below under the section captioned “Employment, Severance and Change of Control Agreements”.

Back to Contents

In addition, effective December 31, 2004, Mr. Peter Smith no longer serves as our Executive Vice President – Chief Operating Officer. Mr. Smith had joined Authentidate in November 2003. On February 8, 2005 we entered into an Agreement and Release with Mr. Smith in which we agreed upon the specific structure of his severance arrangement. Mr. Smith's severance arrangement is described in greater detail below in this Annual Report under the section captioned “Employment, Severance and Change of Control Agreements”.

General Business Developments

On July 30, 2004, we announced that we agreed in principle to partner with Canada Post Corporation to create a universally accepted electronic postmark that will meet the standards of the Universal Postal Union. As the primary forum for cooperation between postal services around the world, the UPU sets the rules for international mail exchanges and makes recommendations to stimulate growth in mail volume and improve the quality of service for customers. We attempted to form a partnership with Canada Post to fully develop the standards-based technology and to market, sell and deploy an EPM service which can be implemented by postal organizations worldwide. We have been unable to reach a mutually acceptable agreement to form a partnership as originally contemplated and have disengaged with Canada Post at this time.

On December 2, 2004, we announced that we entered into a strategic relationship with Health Fusion, Inc. Pursuant to the agreements entered into between Authentidate Holding Corp. and Health Fusion, Inc., we invested $750,000 in HealthFusion and will invest an additional $750,000 provided Health Fusion achieves certain financial or other performance objectives.

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

On March 23, 2005 we entered into a new employment agreement with Jan C. E. Wendenburg, who currently serves as the Chief Executive Officer of our German subsidiary, Authentidate International, A.G. The agreement, which is effective as of March 15, 2005 and expires on March 31, 2007, sets forth the terms and conditions of Mr. Wendenburg's continued employment as the Chief Executive Officer of Authentidate International. The terms and conditions of Mr. Wendenburg's employment agreement are described below in this Annual Report under the section captioned “Employment, Severance and Change of Control Agreements”.

On April 13, 2005, we announced that we entered into an agreement with Liberty Healthcare Group Inc., a national medical products company for the use of a new authentication service to enable clients and other authorized parties to verify Doctor Orders that are received via fax. Authentidate's service enables the faxed records to be verified online for compliance and audit purposes by utilizing the USPS EPM. It is anticipated that the Liberty implementation will utilize 1.5 to 2 million EPMs annually. A Doctor Order supports the medical need for issuance of supplies and services that are reimbursed under the Medicare Program.

WHERE TO FIND MORE INFORMATION

We file registration statements, periodic and current reports, proxy statements, and other materials with the Securities and Exchange Commission, or SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings. We make our public filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all exhibits and amendments to these reports available free of charge on our Web site, http://www.authentidatehc.com, as soon as reasonably practicable after we file such material with the SEC. We also make available on our Web site reports filed by our executive officers and directors on Forms 3, 4 and 5 regarding their ownership of our securities. These materials are available in the “Investor Relations” portion of our Web site, under the link “SEC Filings.” Information contained on our Web site is not part of this annual report on Form 10-K.

CORPORATE INFORMATION

AHC was organized in August 1985 and reincorporated under the laws of the state of Delaware in May 1992. Our executive offices are presently located at 2165 Technology Drive, Schenectady, New York 12308, and our telephone number is (518) 346-7799.

AUTHENTIDATE HOLDING CORP.

SECURITY SOFTWARE SOLUTIONS SEGMENT

AUTHENTIDATE, INC./CONTENT AUTHENTICATION SERVICE

During the fiscal year ended June 30, 2000, we established a majority owned subsidiary named Authentidate, Inc., to engage in a new business line of providing end users with a software-based content authentication service which:

•	accepts and stores electronic data from networks and personal computers throughout the world from different operating systems via the Internet and facsimile transmission;

•	indelibly dates and time stamps all electronic data received using a secure clock;

•	allows users to transmit only the “secure codes” to our fileservers while maintaining the original within the customers “firewall”; and

•	allows users to prove authenticity of time, date and content of stored electronic data using a hash code delivered to the user's computers.

As discussed below, pursuant to our agreement with the United States Postal Service, Authentidate, Inc. serves as the preferred provider of the USPS Electronic Postmark. The USPS Electronic Postmark utilizes our proprietary technology to protect the integrity of an electronic document by ensuring that it cannot be altered without detection.

Pursuant to an exchange offer we completed in 2001 with the shareholders of Authentidate, Inc., we presently own approximately 98% of the outstanding capital stock of Authentidate.

AUTHENTIDATE INTERNATIONAL, AG

We formed a joint venture in March, 2000, known as Authentidate International, AG, to develop the Authentidate software in foreign languages and to market that product outside the Americas, Japan, Australia, New Zealand and India. This subsidiary is currently generating sales in the German market. On March 15, 2002, we consummated the acquisition of the outstanding capital stock of Authentidate International not owned by us and presently own all of the capital stock of this company.

AuthentiDate International provides signature-based business process solutions, which feature easy integration, economic efficiency, platform independence and protection of investment and is a Certification Service Provider, accredited by the German Regulatory Authority for Telecommunications and Post in accordance with the new German Digital Signature Act and European directives. The German Digital Signature Act established the conditions required to give digital documents legal validity through the use of electronic signatures, granting them an equivalent status to conventional paper documents (i.e. enabling them to be used as evidence in legal disputes). As an accredited provider, Authentidate International is able to generate legally valid time stamps in accordance with the new German Digital Signature Act and European guidelines.

TRAC MEDICAL SOLUTIONS, INC.

We established Trac Medical Solutions, Inc. as WebCMN, Inc., in March, 2001 in order to develop a service to facilitate the processing of CMNs and other medical forms for the medical equipment supplier industry. WebCMN changed its corporate name to Trac Medical Solutions, Inc., in connection with its acquisition of various intellectual property and other assets in October, 2001, including the trademark “Trac Medical” and a patent application related to its business. In March 2003, we acquired all the outstanding stock of Trac Medical Solutions, Inc. previously held by four other shareholders, which comprised approximately 14.2% of the company and now own 100% of Trac Medical Solutions.

Through Trac Medical Solutions, we have developed a service which incorporates our proprietary content authentication software that is designed to enable users to accurately and efficiently process CMNs, which are required to be submitted by suppliers of medical devices in order to obtain insurance reimbursement from Medicare and other third party payors for such products. Trac Medical Solutions markets its service under the trademark CareCert and CareCert ES. This service is intended to reduce the time period for reimbursement currently experienced by medical device suppliers.

PRODUCTS

Content Authentication

We offer a security software service to business and government accounts to enable customers to time and date stamp electronic documents utilizing a secure clock to prove content, date and time authenticity. Documents may be received by any electronic medium, such as internet, facsimile or a scanning device. We launched our Authentidate branded content authentication service in May 2001.

USPS EPM

In August 2002, we announced that we entered into an agreement with the United States Postal Service to market the USPS Electronic Postmark Service®. The USPS EPM service employs our patent pending content authentication technology to ensure document authenticity and is designed to be added to any application regardless of platform or operating system. Pursuant to our agreement with the USPS, we provide the management, technology and support for the USPS EPM and the EPM is sold to end users by the USPS. We began to recognize significant revenue from the sale of EPMs during the fiscal year ended June 30, 2005.

When we initially entered into our agreement with the Postal Service in July 2002, we agreed on certain performance metrics. As previously disclosed, on May 23, 2005, the Postal Service notified us of our failure to comply with the current revenue metrics, which commences a six month period to achieve compliance with the metrics. While there is no guarantee that we will be successful in curing the default or completing any negotiations, we are in ongoing discussions with the Postal Service to potentially modify the terms of our agreement.

During the 2005 fiscal year, we implemented a new solutions-based approach to accelerate development of the market for the USPS EPM. In April 2005, we launched a new service to authenticate and verify paper documents received via fax. A national medical products company has signed on to use this service to secure the integrity of the large volume of doctor orders it receives via fax. On May 17, 2005, we announced that the United States Postal Service has approved an updated version of the USPS EPM service. The new version offers enhancements including an optional return-receipt capability that allows users to track delivery and acceptance of electronic content. In addition, users can now sign-up for a USPS EPM Service account using a username and password, eliminating the need to use digital certificates.

We also entered into development and promotional agreements with Microsoft Corporation and a Microsoft affiliate during the 2003 fiscal year in order to create the interfaces between the EPM and Microsoft software products, including Microsoft Office. We announced the general commercial release of the integrated product in October 2003.

Authentidate International, A.G.

Authentidate International markets the Authentidate technology in the European marketplace and has entered into over sixty revenue-generating agreements with its customers. In addition, it has approximately 70 additional end-user customers using their products through service partners. Authentidate International's customers utilize the signature solutions to achieve legal security within eBilling, archiving, scanning, time stamping and workflow systems. In addition, Authentidate's technology is integrated in different products of other manufacturers, in order to expand the scope of use of its product.

Authentidate International develops and provides signature-based and time stamp-based business process software solutions. Authentidate International's solutions may be integrated into a customer's legacy system in a progressive manner and as a centralized server-based plug & play solution. Authentidate International also provides a software module for integration in existing, complex software environments and the ability to be utilized through an ASP model.

Authentidate International's products are summarized below:

eBilling Signature Server –	Enables centralized application of qualified signatures to a user's electronic invoice generation process to permit development of a large volume of electronic invoices. Can be operated on an ASP model or through network installation.

E-mail Signature Server –	Provides centralized secure e-mail solution providing Public Key Infrastructure functions, such as the signing, verifying, encoding and decoding of e-mails, the administration of digital certificates and centralized virus scanning.

Scan Signature Module –	Allows legally binding proof that the digitalized data of the paper documents have not been manipulated. This is achieved by qualified, personal signatures.

AuthentiDate eArchive Module –	Enables the centralized storage of qualified time stamps compliant with the German Digital Signature Law. Centralized network integration avoids disruption of routine workflow of the individual user. Also enables the application of qualified personal signatures.

Time Stamping Solution –	Provides proof of time and date of an electronic document.

Workflow Signature Solution –	Integrates signature and time stamp solutions into the document creation and management process. Designed to be integrated into existing processes.

Trac Medical Solutions

Trac Medical Solutions commenced marketing its service, CareCertTM, during the fiscal year ended June 30, 2003. As of June 30, 2005, Trac Medical has entered into over thirty customer agreements. Further, on August 16, 2004, we announced that one of the largest U.S. providers of home healthcare products and services has entered into an agreement to utilize Trac Medical's CareCert Service through a reseller engaged by Trac Medical. The Agreement provides that the customer shall pay a fixed fee of $3,000,000 to use Trac Medical's electronic healthcare documentation processing service and process up to 5,000,000 transactions during a five year term, unless the customer exercises a right to convert to a standard pricing model at the end of 2005. If the customer exercises this right, the total value of the contract would be reduced to $1,200,000. Trac Medical will receive net revenues from the contract equal to approximately 72.5% of the total value of the contract, after giving effect to payment of reseller fees and royalties.

As described above, in February 2004, Trac Medical Solutions entered into a nine-year agreement with an affiliate of the American Association for Homecare (the “Association”) and bConnected Software, Inc. providing for the delivery of an enterprise version of our solution for the processing of e-CMNs and other electronic health care forms. The Association agreed to license its logos and trademarks to Trac Medical Solutions in connection with its marketing efforts in consideration of a royalty based on usage by Association members of the CareCert service. In a related transaction, Trac Medical Solutions entered into a software development and license agreement with bConnected Software pursuant to which bConnected developed software elements to be integrated with Trac Medical Solutions' CareCert technology in order to enable certain of the functionality contemplated by Trac Medical's agreement with the Association. As part of the development and license agreement, Trac Medical will pay bConnected a percentage of future sales to third parties as a royalty fee. Trac Medical Solutions subsequently retained bConnected to serve as a reseller of the CareCert service to certain select customers. bConnected will receive a commission based on revenues generated from customers that it procures. We launched the enterprise version of CareCert, known as CareCert ES, during the quarter ended December 31, 2004.

DEVELOPMENT AND SUPPLIERS

We have engaged AT&T, Inc., to provide and maintain a secure hosting center at a facility in New York State to host our products and services, including the USPS EPM Service and CareCert. Authentidate International has retained a hosting center in Europe to maintain its secure data center. We believe that there are sufficient alternative suppliers of these services. We initially retained third party consulting firms to program and develop the Authentidate Enterprise Edition, the German version of the Authentidate software and our CareCert software products. Currently, we have employed our own staff of software developers, augmented by third party consultants, to complete the development and design improvements to each of these products. Our software products incorporate products and services which we license from unaffiliated third parties. We believe that adequate alternative suppliers of these products and services exist on commercially reasonable terms so as to mitigate any adverse impacts caused by the termination of any of our existing relationships.

As described above, Trac Medical Solutions entered into a software development and license agreement with bConnected Software providing for the development by bConnected of software to be integrated with Trac Medical Solutions' current CareCert technology to provide certain of the functionality to be delivered pursuant to the agreement with the Association.

INTELLECTUAL PROPERTY

Other companies operating within our business segment may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how. In addition, there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce our rights under any patent. Although we believe that the products we sell do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. On August 25, 2005, we became aware of an action filed against us entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. The plaintiff in this matter has claimed that our products and systems incorporating secure time-stamping technology, including but not limited to the USPS Electronic Postmark system, infringes certain of its patent rights. We are reviewing this complaint and intend to vigorously contest this action. We have investigated other patents held by third parties of which we are aware to determine whether any of our current products infringe on the claims made in these patents and believe that our products do not infringe on these patent claims. Although we have not received notice of any other claims that our products are infringing, we can not provide any assurances that our commercial products do not infringe upon any other patents, including the patents that we have investigated. As described below, we are currently defending a claim by Shore Venture Group, in which it alleges, among other things, rights under one of our patent applications and damages in connection with an alleged copyright infringement. Prior to the commencement of this case, we had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties and are defending this action vigorously.

In the event that products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or obtain a license for the manufacture, use and/or sale of such products. There can be no assurance that, in such an event, we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. Moreover, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. In addition, if our products or proposed products are deemed to infringe upon the patents or proprietary rights of others, we could, under certain circumstances, become liable for damages or subject to an injunction, which could also have a material adverse effect on our business.

SALES AND MARKETING

Authentidate and Authentidate International market their products directly to corporate and government accounts using a combination of direct sales and indirect sales. Authentidate also markets the EPM product to corporate and government accounts. As discussed above, the EPM product is sold to end users by the USPS pursuant to our Alliance Agreement with the USPS. Authentidate and Authentidate International expect to use a combination of transaction fees, maintenance fees, service fees, and license fees to generate revenue. Authentidate has entered into reseller and referral agreements with third parties for assistance with its sales and marketing efforts. These third party marketing and sales agents typically receive a commission based on a percentage of the value of customer agreements we enter into due to their efforts. Because some of our sales may involve contracts with a term exceeding one year, we generally defer revenue derived from these contracts and recognize it over the life of the contract.

In addition, Authentidate International's services and solutions are available through an extensive Authentidate partner network in Germany, as well as directly from the company itself. Authentidate International has also integrated its solutions with the software products of a number of its strategic partners in order to provide the functions and services as an integrated solution.

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

The majority of our segment assets are located in the United States and we derive the majority of our revenues from this segment from external customers located in the United States. In Germany, we had revenues from external customers of approximately $2,183,000 for 2005, $1,236,000 for 2004 and $858,000 for 2003 and segment assets of approximately $1,487,000, $1,198,000 and $919,000 at June 30, 2005, 2004, and 2003, respectively. All other revenue is generated and assets are located in the United States.

COMPETITION

Our Authentidate and CareCert product concepts are new and competition is currently limited. Authentidate and the related business lines may, however, experience competition from much larger Internet and software companies that have greater financial, technological and marketing resources than us. The markets in which we compete are highly competitive and rapidly changing. Although we believe there is no single company that directly competes with the USPS EPM or CareCert products, we are aware of efforts by other companies to develop products or services to either compete directly with our products or that could be used as alternatives to our products For example, companies offering secure e-mail products could attempt to compete with the USPS EPM. Trac Medical Solutions competes with E-Click, Inc. in providing web-based processing of medical forms. In addition, companies with which we do not presently directly compete may become competitors in the future through their product development in the area of secure online services.

DOCUMENT MANAGEMENT SOLUTIONS SEGMENT

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

Our DocStar product line consists of our proprietary software and may include a personal computer or other hardware devices to create an integrated product. This system can be utilized as a “stand-alone” system or as part of a network installation. We consider DocStar to be a software business. While, we will sell the hardware in order provide the customer with a “turn-key” system, if requested by a customer, we believe that it is the software employed in the DocStar system which differentiates us from our competitors. During the 2005 fiscal year, we released a new version of the DocStar software.

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

We design and produce the DocStar product line, the main components of which are a proprietary software package and, in the event the end user desires an integrated hardware/software solution, a personal computer or other hardware devices. The DocStar software controls scanning, indexing, storage and reproduction. We purchase hardware devices, such as personal computers and components from unaffiliated third parties and load the software. The software utilized in DocStar consists of various versions of existing software from other developers, as well as software we have developed. We offer the DocStar System in several models, which offer different storage options and processing speeds. We also sell optional software modules to enhance an end user's document imaging system and additional software upgrades, maintenance programs and licenses which involve no hardware or computer parts.

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

QUALITY CONTROL AND SERVICE

For Software-Only Sales:

We copy the software on to blank disks purchased from third party vendors from our master disk, which is fully-tested. Disks are packaged with software documentation and shipped to our customers. Our master disks are continuously tested and updated by our research and development department.

For Integrated Software/Hardware Systems:

We purchase personal computers and components from third-party manufacturers which receive testing prior to shipping to our dealers.

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

Our dealers provide service to the end users. All dealers receive service training from our national service staff. We provide the dealer with replacement parts free of charge for 13 months after date of shipment. Our vendors provide a similar warranty for failed components. We offer telephone support service to our dealers. For our direct customers, we provide all the service and support.

SALES AND MARKETING

Our products are primarily being distributed through a national dealer network and through a direct sales team in certain markets. We believe that we have achieved a national sales presence through national advertising, favorable reviews in industry publications, newspapers, magazines, press releases and other periodicals utilized by the document imaging industry. Moreover, we periodically offer direct mail and tele-marketing services to selected qualified dealers in their market area. Management intends to increase the number of dealer locations during the current fiscal year, although there can be no assurance we will be successful in such efforts.

Our products are usually sold on credit terms or through a floor planning finance company (to qualified accounts), and are warranted against defects in materials and workmanship for a period of 13 months from purchase. We currently employ six regional sales managers to cover the significant markets of the country. Some of these regions may also have sales personnel reporting to the regional sales manager depending upon the number of dealers in that region. The regional sales managers report to our national sales manager. In addition, we have two direct sales personnel in New York State. No customer or distributor accounted for more than 10% of our total consolidated net sales in the fiscal year ended June 30, 2005. However, one customer Professional Imaging Filing, Inc. accounted for more than 10% of the total net sales in our Document Imaging Segment during the fiscal year ended June 30, 2005.

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

SYSTEMS INTEGRATION SEGMENT

Solutions provided by our Systems Integration business are offered through DJS (d/b/a “Computer Professionals”). DJS is a network and systems integrator of computer and peripheral products for a variety of customers, including corporations, schools, government agencies, manufacturers and distributors in the Albany, New York region. DJS provides network integration, Internet/Intranet development, accounting solutions, service, consultation, document management and video conferences. DJS also services the products it sells by employing factory trained computer technicians and network engineers.

PRODUCTS AND SERVICES

Computer Products

DJS purchases personal computers and peripheral computer products from many different suppliers for resales to its customers. Peripheral computer products are products that operate in conjunction with computers, including but not limited to, printers, monitors, scanners, modems and software.

System Integration Services

DJS focuses its integration services on three general practice areas: enterprise security, enterprise storage and remote access. DJS's network integration group designs, implements, installs, manages and supports enterprise networks with products from Novell, Microsoft, Citrix, Compaq, Cisco and others. Applications that the network system provides include security, remote access storage, E-mail, accounting systems, word processing, communication and any other applications that require the sharing of information. DJS designs customized solutions for its clients with precise objectives and its engineers analyze hardware, software, and cabling to ensure effective and affordable solutions.

Network and Internet Services

DJS also designs and installs network systems which involves the installation of network software on a fileserver computer with less powerful computers sharing information from the fileserver. Applications that the network system provides include E-mail, accounting systems, word processing, communication and any other applications that require the sharing of information. Through DJS, we also provide customer Internet installation services, including installation of web pages.

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

SALES AND MARKETING

DJS markets its products and services throughout New York State, parts of Vermont and Massachusetts. DJS intends to expand its national sales and marketing departments. Clients include corporations, small office/home office owners, schools, government agencies, manufacturers and distributors. One customer, Guardian Life Insurance, represented approximately 20% of DJS' sales for the fiscal year ended June 30, 2005. This same customer accounted for approximately 36% of DJS' sales for the fiscal year ended June 30, 2004. Sales to this customer primarily consisted of low-margin hardware and software products.

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

Risks Related to Our Business

FAILURE TO INCREASE OUR REVENUE AND KEEP OUR EXPENSES CONSISTENT WITH REVENUES COULD PREVENT US FROM ACHIEVING AND MAINTAINING PROFITABILITY.

We incurred losses of approximately $19,184,000, $15,669,000 and $9,839,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Although approximately $4.8 million of our net loss for the 2005 fiscal year is due to non-cash impairment charges associated with goodwill and long-lived assets, we have expended, and will continue to be required to expend, substantial funds to pursue research and development projects and enhance marketing and sales efforts for our Security Software products and otherwise operate our business. Therefore, we will need to generate higher revenue from our Security Software Solutions segment to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our Security Software Solutions segment, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Further, if the revenue generated from our Security Software products is less than anticipated, the carrying value of the goodwill and other long-lived assets may be impaired and require an impairment charge in the future. In 2005, our revenue from our security software products was less than anticipated and therefore we revised and lowered our future revenue projections. As a result, we recognized a non cash impairment charge for goodwill and other long-lived assets aggregating approximately $4.8 million.

WE HAVE HISTORICALLY HAD LIMITED WORKING CAPITAL AND HAVE FINANCED OUR OPERATIONS THROUGH PRIVATE PLACEMENTS OF SECURITIES.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to promote and market the Authentidate product line, including the offerings of our Trac Medical Solutions and Authentidate International subsidiaries. Due to these expenditures, we have incurred significant losses to date. For the fiscal years ended June 30, 2005, June 30, 2004 and June 30, 2003, we used approximately $10,632,000, $6,660,000 and $5,189,000 in cash for operating activities, respectively.

In February 2004, we announced the completion of private financings of approximately $73.7 million in which we issued an aggregate of 5,360,370 shares of our common stock. We intend to use the net proceeds from these sales to strengthen our balance sheet, for sales, marketing and other operational and general corporate purposes. We expect the net proceeds received from these transactions to satisfy our cash needs for the foreseeable future. No assurances can be given that we will be able to attain sales levels of our segments and support our costs through revenues derived from operations. If we are unable to attain projected sales levels for our Security Software products, it may be necessary to raise additional capital to fund operations to meet our obligations in the future.

IF THE UNITED STATES POSTAL SERVICE CANCELS OUR AGREEMENT, WE WILL NEED TO INCUR ADDITIONAL COSTS IN OUR EFFORTS TO SUCCESSFULLY COMMERCIALIZE THIS TECHNOLOGY.

We entered into the strategic alliance agreement with the United States Postal Service to incorporate our content authentication service into their Electronic Postmark® Service. The Postal Service has the right to cancel the contract in the event we are unable to perform our obligations, including recognizing sufficient revenues, as required by the agreement. Further, the Postal Service has the right to terminate the agreement at its convenience. When we initially entered into our agreement with the Postal Service in July 2002, we agreed on certain performance metrics. The original revenue metric had not been attained and in September 2004 the Postal Service notified us of a failure to comply with the revenue metric, which commenced a six month period to achieve compliance with the metrics. We began negotiating with the Postal Service to complete a modification of this metric and in December 2004 believed that we cured the default.

Despite those actions, on May 27, 2005, the United States Postal Service delivered a second notice stating that we had failed to attain the performance metrics required by the Strategic Alliance Agreement during the period February 2005 through April 2005. In its notice, the Postal Service has advised us that although it intends to exercise its right to terminate the Strategic Alliance Agreement if we are unable to cure this default, it is willing to discuss further plans that we may have to attain the performance metrics in the Strategic Alliance Agreement.

We have continued our efforts to cure the default claimed by the USPS and to modify the Strategic Alliance Agreement. No assurances, however, can be given that we will be successful in completing any negotiations or that we will comply with the current performance metric in a timely manner. If we are unsuccessful in either of these tasks, the Postal Service may terminate the agreement. If the Postal Service terminates the agreement, we will not generate any revenue from the sales of EPMs. Further, if we are unable to commence realizing revenue from the EPM product, we will incur additional costs in exploring and developing alternative avenues in which to successfully market this technology. As described below, we have recorded an impairment charge of approximately $3.9 million of goodwill related to Authentidate, Inc. See the discussion under the section captioned “Item 9B. Other Information”.

WE RELY TO A CERTAIN EXTENT ON OUR PRODUCTS' COMPATIBILITY WITH MICROSOFT CORPORATION'S PRODUCTS FOR THE DEVELOPMENT OF A MARKET FOR THE USPS EPM.

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

WE HAVE BEEN NAMED AS A PARTY TO SEVERAL CLASS ACTION AND DERIVATIVE ACTION LAWSUITS, AND WE MAY BE NAMED IN ADDITIONAL LITIGATION, ALL OF WHICH COULD REQUIRE SIGNIFICANT MANAGEMENT TIME AND ATTENTION AND RESULT IN SIGNIFICANT LEGAL EXPENSES. AN UNFAVORABLE OUTCOME IN ONE OR MORE OF THESE LAWSUITS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

As described in detail at “Item 3. Legal Proceedings,” below, several purported class action complaints were filed in federal court alleging that we and certain of our current and former officers and directors violated the federal securities laws. Subsequently, four purported shareholder derivative actions were filed against certain current and former officers and directors based on allegations substantially similar to those set forth in the purported class actions. For more information pertaining to these actions, see the section of this Annual Report entitled “Item 3. Legal Proceedings”. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management's attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

THE FAILURE TO PROPERLY MANAGE OUR GROWTH COULD CAUSE OUR BUSINESS TO LOSE MONEY.

We intend to expand our marketing and distribution efforts relating to our Security Software Solutions segment in the near future in order to develop and pursue existing and potential market opportunities. This growth is expected to place a significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems and controls on a timely basis. If we fail to implement these systems and controls, our business, financial condition, results of operations and cash flows will be materially and adversely affected.

OUR SUCCESS IS DEPENDENT ON THE PERFORMANCE AND INTEGRATION OF OUR NEW MANAGEMENT AND THE COOPERATION, PERFORMANCE AND RETENTION OF OUR EXECUTIVE OFFICERS AND KEY EMPLOYEES.

Surendra Pai joined as our chief executive officer on November 15, 2004. Our business and operations are substantially dependent on the performance and integration of our new CEO and senior management team as well as the performance of our other senior managers and executive officers. These persons have worked together for only a short period of time. We do not maintain “key person” life insurance on any of our executive officers. The loss of one or several key employees could seriously harm our business. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.

OUR REPORTED FINANCIAL RESULTS COULD BE ADVERSELY AFFECTED BY CHANGES IN FINANCIAL ACCOUNTING STANDARDS OR BY THE APPLICATION OF EXISTING OR FUTURE ACCOUNTING STANDARDS TO OUR BUSINESS AS IT EVOLVES.

As a result of the enactment of the Sarbanes-Oxley Act and the review of accounting policies by the SEC and national and international accounting standards bodies, the frequency of accounting policy changes may accelerate. For example, the FASB has issued a new standard that will require us to adopt a different method of determining and accounting for the compensation expense of our employee stock options. This and other possible changes to accounting standards, could adversely affect our reported results of operations although not necessarily our cash flows. Further, accounting policies affecting software revenue recognition have been the subject of frequent interpretations, which could significantly affect the way we account for revenue related to our products. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

WE EXPECT THAT ACCOUNTING FOR EMPLOYEE STOCK OPTIONS USING THE FAIR VALUE METHOD WILL HAVE A MATERIAL IMPACT ON OUR CONSOLIDATED RESULTS OF OPERATIONS AND EARNINGS PER SHARE.

In December 2004, FASB issued SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values in the first annual period beginning after July 1, 2005. We expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. See Note 1 to the Consolidated Financial Statements included in this Annual Report for more information regarding accounting for stock-based compensation plans. We cannot predict what effect the reduction in our net income may have on the market prices of our securities.

IF THE CARRYING VALUE OF OUR LONG-LIVED ASSETS IS NOT RECOVERABLE, AN IMPAIRMENT LOSS MUST BE RECOGNIZED WHICH WOULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

We will evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. Goodwill is evaluated annually for impairment in the fourth quarter of each fiscal year, regardless of events and circumstances. As described below, we have recorded an impairment charge of approximately $4.8 million of goodwill and other long-term intangible assets. See the discussion under the section captioned “Item 9B. Other Information”. As of June 30, 2005, we have approximately $7,300,000 of goodwill remaining from our acquisitions of Authentidate, Inc. and Authentidate International, A.G. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

WE HAVE INCURRED SIGNIFICANT ADDITIONAL COSTS CONCERNING OUR INTERNATIONAL OPERATIONS AND MAY INCUR ADDITIONAL COSTS IN THE FUTURE.

On March 15, 2002, we consummated a transaction to acquire the 61% of the outstanding capital shares of Authentidate International, AG held by our co-venturers for an aggregate of 1,425,875 shares of our common stock and warrants to purchase 100,000 shares of our common stock. In connection with this transaction, certain of the sellers also surrendered to us for cancellation an aggregate of 250,000 warrants to purchase shares of our common stock which were previously issued to them. Further, we entered into an employment agreement with Mr. Jan C.E. Wendenburg, pursuant to which Mr. Wendenburg will serve as the Chief Executive Officer of Authentidate International, AG, for a three year term. In consideration of his services, Mr. Wendenburg received a base salary of approximately US$307,000 during the 2005 fiscal year. Further, we entered into a new two-year employment agreement with Mr. Wendenburg in March 2005 pursuant to which he will receive a base salary of approximately, $244,600 through March 31, 2006 and $256,900 thereafter, assuming current exchange rates. During the fiscal year ended June 30, 2005, we advanced approximately $1.4 million to this subsidiary. Of this amount, approximately $600,000 is an additional investment. We cannot provide any assurance that we will recoup any of these amounts from this subsidiary. We expect to incur additional costs in the future in connection with the operations of this subsidiary.

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

OUR SECURITY SOFTWARE PRODUCTS AND SOLUTIONS MAY NOT BE ACCEPTED BY THE MARKET, WHICH WOULD SERIOUSLY HARM OUR BUSINESS.

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

IF WE CANNOT CONTINUOUSLY ENHANCE OUR PRODUCTS IN RESPONSE TO RAPID CHANGES IN THE MARKET, OUR BUSINESS WILL BE HARMED.

The software-based services industry and computer industry are characterized by extensive research and development efforts which result in the frequent introduction of new products which render existing products obsolete. Our ability to compete successfully in the future will depend in large part on our ability to maintain a technically competent research and development staff and our ability to adapt to technological changes in the industry and enhance and improve existing products and successfully develop and market new products that meet the changing needs of our customers. Although we are dedicated to continued research and development of our products with a view towards offering products with the most advanced capabilities, there can be no assurance that we will be able to continue to develop new products on a regular basis which will be competitive with products offered by other manufacturers. At the present time, we do not have a targeted level of expenditures for research and development. We will evaluate all opportunities but believe the majority of our research and development will be devoted to enhancements of our existing products.

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

WE DO NOT HAVE PATENTS ON ALL THE TECHNOLOGY WE USE, WHICH COULD HARM OUR COMPETITIVE POSITION.

We do not currently hold any issued patents and the technology embodied in some of our current products cannot be patented. We have three U.S. and six foreign patent applications pending relating to the Authentidate technology including relating to verifying the authenticity of digital images and relating to the associated business process. We have registered the trademarks “Authentidate,” “DocStar” and the DocStar logo as trademarks in the United States. We have also sought to register seven additional trademarks in the United States. We have also registered the trademark “Authentidate” in Germany and Europe. In connection with our Trac Medical Solutions business, we have three U.S. and five foreign patent applications pending, have registered the trademark “CareCert” and have sought to register five additional trademarks, including the marks “Trac Medical” and “TracMed.” We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products from duplication by other manufacturers or developers.

Other companies operating within our business segment may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how. In addition, there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce our rights under any patent. Although we believe that the products we sell do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. On August 25, 2005, we became aware of an action filed against us entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. The plaintiff in this matter has claimed that our products and systems incorporating secure time-stamping technology, including but not limited to the USPS Electronic Postmark system, infringes certain of its patent rights. We are reviewing this complaint and intend to vigorously contest this action. We have investigated other patents held by third parties of which we are aware to determine whether any of our current products infringe on the claims made in these patents and believe that our products do not infringe on these patent claims. Although we have not received notice of any other claims that our products are infringing, we can not provide any assurances that our commercial products do not infringe upon any other patents, including the patents we have investigated. As described below, we are currently defending a claim by Shore Venture Group, in which it alleges, among other things, rights under one of our patent applications and damages in connection with an alleged copyright infringement. Prior to the commencement of this case, we had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. We are defending this action vigorously.

In the event that products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or obtain a license for the manufacture, use and/or sale of such products. There can be no assurance that, in such an event, we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. Moreover, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. In addition, if our products or proposed products are deemed to infringe upon the patents or proprietary rights of others, we could, under certain circumstances, become liable for damages or subject to an injunction, which could also have a material adverse effect on our business.

WE DEPEND ON OTHERS FOR COMPONENTS OF OUR PRODUCTS, WHICH MAY RESULT IN DELAYS AND QUALITY-CONTROL ISSUES.

We do not own or lease any manufacturing facilities. Rather, we purchase components and finished products, such as personal computers from unaffiliated suppliers. DJS and DocStar acquire computer hardware from manufacturers or third party resellers. We believe that at the present time we have sufficient sources of supply of computer equipment, and that in the event any existing supplier ceases to furnish these to us, alternative sources are available. In addition, our software products incorporate elements which we license from unaffiliated third-parties. We believe that adequate alternative suppliers of these products are available on commercially reasonable terms. However, there can be no assurance that the future production capacity of our current suppliers and manufacturers will be sufficient to satisfy our requirements or that alternate suppliers and manufacturers will be available on commercially reasonable terms, or at all. Further, there can be no assurance that the availability of such supplies will continue in the future.

IF OUR PRODUCTS ARE NOT COMPETITIVE, OUR BUSINESS WILL SUFFER.

Authentidate Holding Corp. and its subsidiaries are engaged in the highly competitive businesses of developing document imaging software and distributing turn-key document imaging systems, developing software-based authentication products, and reselling computer hardware and software as well as technical support services for such businesses. We believe that the principal competitive factors affecting our markets include fault-tolerance, reliability, performance, ease of use, scalability, manageability, price and customer service and support. There can be no assurance that we will be able to successfully incorporate these factors into our products and to compete against current or future competitors or that competitive pressures we face will not harm our business. If we are unable to develop and market products to compete with the products of competitors, our business will be materially and adversely affected.

The document imaging business is competitive and we compete with major manufacturers. Many of these companies have substantially more experience, greater sales, as well as greater financial and distribution resources than do we. Our Security Software Solutions segment, including the USPS EPM and the products offered by Trac Medical Solutions and Authentidate International, are relatively new business lines and although the level of competition across the product line is unknown at this point in time, the field of software-based security solutions is highly competitive. There can be no assurances, however, that any of these products, including the service offered through the U.S. Postal Service, will achieve market acceptance.

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

OUR SOFTWARE PRODUCTS ARE COMPLEX AND ARE OPERATED IN A WIDE VARIETY OF COMPUTER CONFIGURATIONS, WHICH COULD RESULT IN ERRORS OR PRODUCT FAILURES.

Our software products, including our Security Software products and DocSTAR products are complex and may contain undetected errors, failures or bugs that may arise when they are first introduced or when new versions are released. These products may be installed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures or bugs in our products. Our customers' computer environments are often characterized by a wide variety of configurations that make pre-release testing for programming or compatibility errors difficult and time-consuming. Despite testing by us and by others, errors, failures or bugs may not be found in new products or releases after commencement of commercial shipments. Errors, failures or bugs in our products could result in negative publicity, product returns, loss of or delay in market acceptance of our products or claims by customers or others. Alleviating these problems could require significant expenditures of our capital and resources and could cause interruptions, delays or cessation of our product licensing, which could cause us to lose existing or potential customers and would adversely affect our financial conditions, results of operations and cash flows. Most of our license agreements with customers contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions may not prove effective in limiting our liability.

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

OUR STOCK PRICE IS VOLATILE AND COULD DECLINE.

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended June 30, 2005 traded as low as $2.32 per share and as high as $10.96 per share. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

As of June 30, 2005, there were outstanding the following options and warrants:

•	Stock options to purchase an aggregate of 4,234,498 shares of common stock at exercise prices ranging from $1.75 to $18.20 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $5.31.

•	Immediately exercisable warrants to purchase an aggregate of 1,276,314 shares of common stock at exercise prices ranging from $2.50 to $20.00 per share. The weighted average exercise price of the outstanding warrants is $5.88.

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

WE HAVE SOLD RESTRICTED SHARES WHICH MAY DEPRESS OUR STOCK PRICE WHEN THEY ARE SELLABLE UNDER RULE 144.

As of June 30, 2005, there were 1,928,867 shares of restricted common stock currently outstanding which may be deemed “restricted securities” as that term is defined under the Securities Act of 1933, and in the future, may be sold pursuant to a registration under the Act, in compliance with Rule 144 under the Act, or pursuant to another exemption. Rule 144 provides, that, in general, a person holding restricted securities for a period of one year may, every three months thereafter, sell in brokerage transactions an amount of shares which does not exceed the greater of one percent of our then outstanding common stock or the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitations by a person who is not an affiliate of ours and was not an affiliate at any time during the 90 day period prior to sale and who has satisfied a two year holding period. Sales of our common stock by certain present stockholders under Rule 144 may, in the future, have a depressive effect on the market price of our securities. In addition, the sale of shares by officers and directors and other affiliated shareholders may also have a depressive effect on the market for our securities.

WE HAVE A SIGNIFICANT AMOUNT OF NET OPERATING LOSS CARRYFORWARDS WHICH WE MAY NOT BE ABLE TO UTILIZE IN CERTAIN CIRCUMSTANCES.

At June 30, 2005, the date of our most recent fiscal year end, we had net operating loss carryforwards (“NOLS”) for federal income tax purposes of approximately $65,000,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, utilization of prior NOLS is limited after an ownership change, as defined in Section 382, to an annual amount equal to the value of the corporation's outstanding stock immediately before the date of the ownership change multiplied by the federal long-term exempt tax rate. Use of our NOLS could also be limited as a result of grants of stock options under stock option plans and other events. In the event we achieve profitable operations, any significant limitation on the utilization of NOLS would have the effect of increasing our current tax liability.

ITEM 2. DESCRIPTION OF PROPERTIES

Our executive offices and production facilities are located at 2165 Technology Drive, Schenectady, New York 12308. We own the 26,000 square foot building in Schenectady.

In June 1999, we completed construction of a new office and production facility in Schenectady, New York for approximately $2,300,000. We were awarded a grant totaling $1,000,000 from the Empire State Development Corporation (ESDC) (an agency of New York state) to be used towards the construction of the facility. The grant stipulated that we were obligated to achieve certain annual employment levels between January 1, 2002 and January 1, 2004 or some or all of the grant will have to be repaid. Although we did not achieve the agreed upon employment levels, we entered into an agreement with the ESDC regarding the repayment of the grant award. Beginning September 2003, we agreed to repay $268,000 of the grant amount at the rate of $10,000 per month, interest free. As a result of this arrangement, we recognized $732,000 of the deferred grant as other income during the fiscal year ended June 30, 2004. The remaining $268,000 of the grant amount was reclassified to long-term debt. During fiscal 2005, we repaid $120,000 of this amount. The remainder of the financing for the new facility, totaling approximately $1.4 million, was provided by a local financial institution in the form of a mortgage loan. We repaid the full amount of the mortgage in March 2004.

The executive offices of our Authentidate subsidiary are currently located at 225 Liberty Street, 2 World Financial Center, 43rd Floor, New York, New York 10281. Authentidate leases approximately 5,870 square feet pursuant to an underlease entered into in October, 2000. The lease term expires on March 29, 2006. We paid an annual rent of $278,825 for the first 33 months of the lease term and pay an annual rent of $308,175 during the balance of the lease term.

On July 11, 2005, we entered into a lease agreement for general office space consisting of 19,695 total rentable square feet located at Connell Corporate Center III, Three Connell Drive, Berkeley Heights, New Jersey 07922. The lease is for a term of ten years and four months, with an anticipated commencement date of October 1, 2005. Starting on the commencement date, we will be entitled to occupy the premises on a rent-free basis for four months and for an additional two months thereafter is entitled to occupy a portion of the premises on a rent-free basis. The annual rent in the first year will be $323,544 and increasing to $512,070 in year 2 and increasing at regular intervals until year 10 when the annual rent will be $561,308. The lease also provides us with a right of first offer on available space on the fifth floor of Connell Corporate Center III as well as a one-time option to renew the lease for a term of five years at the then-current market rate for comparable buildings. We also have an option to terminate the lease five years and four month after the commencement date upon 12 months prior notice to the Landlord. If we exercise this option, we would be required to pay an early termination fee of $568,202.

The executive offices of our subsidiary Authentidate International, AG are located at Gro(beta)enbaumer Weg 6, 404072 Dusseldorf. Authentidate International leases approximately 669 square meters pursuant to a lease agreement which expires May 31, 2007. Authentidate International has an option to extend the lease for additional one-year terms. Currently, Authentidate International pays an annual rent of approximately $130,000.

ITEM 3. LEGAL PROCEEDINGS

We are the defendant in a third party complaint filed by Shore Venture Group, LLC in the United States District Court for the Eastern District of Pennsylvania. The caption of this matter is Berwyn Capital Investments, Inc. v. Shore Venture Group, LLC et al. (defendants and Shore Venture Group, LLC as third party plaintiff) v. Authentidate Holding Corp. and Authentidate, Inc. (third party defendants). The third party complaint was filed against us on May 7, 2001. Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleges a claim for breach of contract and seeks indemnification. A trial was held in October, 2002 and we are currently awaiting the verdict of the judge. Management believes that the claim will not have a material adverse impact on our financial condition, results of operations or cash flows. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

We are also the defendant in a case filed by Shore Venture Group, LLC in the United States District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. This complaint was filed on March 2, 2005, and an amended complaint was filed on or about April 26, 2005. The plaintiffs in this case seek additional shares of the common stock of our subsidiary, Authentidate, Inc., the right to exchange its stock in Authentidate, Inc., for publicly traded stock and securities in us, rights under one or more of our patent applications and damages in connection with an alleged copyright infringement. Prior to the commencement of this case, we had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. However, negotiations did not result in a mutually agreeable settlement. The lawsuit requests damages, injunctive relief, costs and attorneys' fees. We intend to defend the action vigorously. Based on the facts of which we are currently aware, management believes that the resolution of all of our claims with Shore Venture will not have a materially adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

In June, July and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York against our company and certain of our current and former officers and directors. Plaintiffs in these actions allege that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a), and 15 of the Securities Act of 1933. The securities law claims are based on the allegation that we failed to disclose that the USPS could cancel its August 2002 contract with us if we did not meet certain performance metrics, and when we disclosed in 2005 that the USPS could cancel its contract because we had not met those performance metrics, the market price of our stock declined. The class action complaints seek unspecified monetary damages. Certain plaintiffs and purported shareholders have filed motions seeking to consolidate the class actions and to be appointed as lead plaintiff under the Private Securities Litigation Reform Act. A hearing on these motions is scheduled for October 5, 2005. A response to the complaints is not due until after the court has ruled on plaintiffs' motions and an amended consolidated complaint has been filed; the date for filing any such consolidated pleadings has not yet been set by the court.

In addition to the class action complaints, four purported shareholder derivative actions were filed against certain former and current directors and officers of the company in June and July 2005 in the United States District Court for the Southern District of New York. The derivative actions are based on substantially the same events and factual allegations as the class actions and assert claims that Authentidate was injured by an alleged breach of fiduciary duty, waste, mismanagement, violations of Sarbanes-Oxley, and misappropriation of inside information. The derivative complaints seek, among other things, damages, equitable relief, restitution, and payment of costs and expenses incurred in the litigation (including legal fees). Plaintiffs in the derivative actions have entered into a stipulation providing for the consolidation of their actions and the selection of a lead plaintiff and lead counsel, and setting a schedule for the filing of a consolidated complaint and subsequent motions. The stipulation is subject to court approval.

On July 13, 2005, a purported shareholder of our company wrote a letter to the Board of Directors demanding that the directors cause the company to commence an action against those directors and officers who the shareholder asserts are allegedly responsible for causing the company to make supposedly false and misleading statements about revenue the company expected to derive from the USPS contract. The letter states that if such an action is not commenced the shareholder will commence a derivative action. The Board of Directors expects to determine and communicate its response to the shareholder's demand in the near future.

In addition, in August 2005, we were notified of the filing of a complaint in which the plaintiff alleges that our products and systems incorporating secure time stamping technology, including but not limited to our Electronic Postmark system, infringes certain of the plaintiff's patent rights. The complaint was filed in the United States District Court for the Middle District of Florida and is entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. As relief, the complaint seeks, among other things, injunctive relief and damages. The complaint has not yet been served, and the notification included a request to initiate settlement discussions prior to service of the complaint. We are assessing the situation and the patents being asserted, and have not yet responded to this notification. Management is unable to determine at this time whether this claim will have a material adverse impact on our financial condition, results of operations or cash flow.

In addition, we are subject to other claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders through solicitation of proxies or otherwise during the last quarter of the fiscal year ended June 30, 2005.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Upon the effectiveness of our public offering on May 13, 1992, our common stock commenced trading in the over-the-counter market and was listed on the SmallCap Market of the Nasdaq Stock Market under the symbol “BTWS.” In April, 2000 we commenced trading on the Nasdaq National Market. Our common stock currently trades on the Nasdaq National Market under the symbol “ADAT.” The following is the range of high and low closing prices for our common stock on the Nasdaq National Market for the periods indicated below:

	High	Low
Fiscal Year 2005
1st Quarter	$10.64	$5.19

2nd Quarter.	$7.73	$5.62

3rd Quarter.	$6.28	$3.89

4th Quarter.	$4.48	$2.37

Fiscal Year 2004

1st Quarter	$5.60	$2.85

2nd Quarter.	$14.95	$5.23

3rd Quarter.	$18.20	$11.51

4th Quarter.	$13.84	$9.14

As of August 29, 2005, there were approximately 485 holders of record of our common stock. We believe that there are in excess of 10,000 holders of our common stock.

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

SALES OF UNREGISTERED SECURITIES

All sales of unregistered securities we made during the 2005 fiscal year were previously reported on our Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2004, December 31, 2004 and March 31, 2005 and/or Current Reports on Form 8-K during such period.

REPURCHASE OF EQUITY SECURITIES

We did not repurchase any of our equity securities during the 2004 fiscal year.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Disclosure pursuant to this item is provided below in Item 11 of this Annual Report.

Back to Contents

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	YEAR ENDED JUNE 30,
	2005	2004	2003	2002	2001

STATEMENT OF
OPERATIONS DATA:

Net Sales	$17,553,438	$19,242,071	$25,286,471	$16,642,904	$17,860,544

Gross Profit	8,547,725	6,829,488	6,116,635	4,552,369	3,677,098

Net (Loss)/Net Income	(19,184,046)	(15,669,193)	(9,839,309)	(9,951,402)	(9,340,103)

Basic and Diluted
Net(Loss)/Net Income
Per Common Share	(0.57)	(0.59)	(0.50)	(0.69)	(0.63)

BALANCE SHEET DATA:

Current Assets	66,659,498	77,993,498	7,367,295	7,320,024	13,524,429

Current Liabilities	6,653,222	5,435,456	5,443,690	5,727,588	4,004,905

Working Capital	60,006,276	72,558,042	1,923,605	1,592,436	9,519,524

Total Assets	79,708,605	94,236,876	25,045,840	26,051,986	25,867,905

Total Long Term	693,679	83,421	5,733,500 (1)	2,379,064	2,325,168
Liabilities

Shareholders' Equity	72,361,704	88,717,999	13,868,650	17,945,334	19,537,832

(1)	Long-term liabilities excluding convertible debentures aggregated discount of approximately $3.1 million. The discount pertains to beneficial conversion feature and fair value of warrants issued with debentures.

Back to Contents

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Authentidate Holding Corp. is a holding company which operates its software, hardware and services business in three segments:

•	The Document Management Solutions Segment, formerly known as the DocStar(TM) Division. This segment develops, assembles and sells document imaging systems and software products.

•	The Security Software Solutions Segment (formerly known as the Authentidate Segment and consisting of Authentidate, Trac Medical Solutions and Authentidate International AG) develops and sells authentication and security software products and services.

•	The System Integration Segment, formerly known as DJS Marketing Group which sells and integrates computer system, peripheral equipment and provides professional network and computer solution services.

During the fiscal year ended June 30, 2005, we derived approximately $6.8 million in revenue from our Document Management Solutions Segment; $3.8 million from our Security Software Solutions Segment and $7.0 million from our Systems Integration Segment, respectively.

The Systems Integration Segment is an authorized sales and support provider for software products such as Microsoft Solutions and Lotus Notes. This Segment also sells computer hardware and provides software and integration services to businesses to meet their data management needs, primarily in the Albany, NY region.

The Document Management Solutions Segment develops and sells document imaging software nationwide and depending on the customer, may bundle the software with computer hardware to offer customers a turn-key solution or may sell the software alone with no computer systems.

The Security Software Solutions Segment is engaged in the business of providing end users with security software technology and services designed to accept and store a digital code which enables users to prove the authenticity of the date, time and the content of any electronic document. The product was released for sale in May, 2001. We believe that product integration development work will be necessary for some applications or customers. In April 2005, we launched a new service to authenticate and verify documents received by fax.

On July 31, 2002, we entered into a strategic alliance agreement with the United States Postal Service to serve as the preferred provider of the USPS Electronic Postmark® (EPM) service. Under the terms of the agreement, our Authentidate, Inc. subsidiary provides the management, technology and support for the United States Postal Service's EPM system. The USPS is the vendor of the EPM to the end user. The USPS Electronic Postmark® provides evidence that the content of a document or file existed at a specific date and time and is intended to protect the integrity of the document or file by ensuring that it cannot be altered without detection. The EPM uses our patent pending technology offering highly sophisticated encryption methodology ensuring document authenticity and is intended to be able to be added to any application regardless of the computing platform or operating system. During the 2005 fiscal year, we implemented a solutions-based approach to accelerate development of the market for the USPS EPM and in May 2005, we announced that the United States Postal Service approved an updated version of the USPS EPM service.

Back to Contents

To date, we have not achieved the revenue metrics required under our agreement with the United States Postal Service. As previously reported, we received a letter from the USPS in September 2004, which letter stated that we had six months to cure our nonperformance of the metric standard described in such letter. We began negotiating with the Postal Service to complete a modification of this metric and in December 2004 believed that we cured the default. Despite those actions, on May 23, 2005, the United States Postal Service notified us that we had failed to attain the performance metrics required by the Strategic Alliance Agreement during the period February 2005 through April 2005. In its notice, the Postal Service has advised us that although it intends to exercise its right to terminate the Strategic Alliance Agreement if we are unable to cure this default, it is willing to discuss further plans that we may have to attain the performance metrics in the Strategic Alliance Agreement. We have continued our efforts to cure the default claimed by the USPS and to modify the Alliance Agreement. No assurances, however, can be given that we will be successful in completing these negotiations or that we will comply with the current performance metric in a timely manner. If we are unsuccessful in either of these tasks, the Postal Service may terminate the agreement.

Authentidate International sells the Authentidate product in the European marketplace and is currently focusing on the German market. As an accredited provider Authentidate International is able to generate legally valid time stamps in accordance with the German Digital Signature Act and European guidelines. Authentidate International develops and provides software solutions for electronic invoicing, secure e-mail, archiving, scanning, time stamping and workflow solutions.

Trac Medical Solutions developed a business model to apply the Authentidate technology to the medical supply business relating to the automation and processing of CMNs. Trac Medical Solutions developed its CareCert(TM) service and has entered into over thirty revenue-generating agreements to date. In February 2004, Trac Medical Solutions entered into an agreement with Homecare Association, LLC pursuant to which Trac Medical Solutions markets its CareCert service directly to the membership community of the American Association for Homecare. In connection with that agreement, Trac Medical Solutions engaged bConnected Software, Inc. to provide development services for an enterprise version of its CareCert service and to provide marketing and reselling services. Trac Medical announced the commercial release of CareCert® ES during the quarter ended December 31, 2004. Trac Medical Solutions generates revenues through license fees, maintenance fees, support fees and the sale of transactions.

We have recently undergone significant changes in senior management, with the appointment of a new Chief Executive Officer and Executive Vice President – Chief Administrative Officer during the fiscal year ended June 30, 2005. On January 20, 2005, our shareholders elected two new members to the Board of Directors. We are continuing to address the challenges of the markets in which the Security Software Solutions Segment operates, while continuing to grow the established businesses, the Document Management Solutions Segment and the Systems Integration Segment.

CRITICAL ACCOUNTING POLICIES

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The financial statements include the accounts of Authentidate Holding Corp. and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments where we do not exercise significant influence over the investee are accounted for under the cost method.

Back to Contents

Cash Equivalents

We consider all highly liquid debt instruments with maturities not exceeding three months when purchased to be cash equivalents. At June 30, 2005 and 2004, cash equivalents were composed primarily of investments in high quality short term investments such as commercial paper and overnight interest bearing deposits.

Marketable Securities

Our marketable securities are generally comprised of auction rate securities. These investments are generally rated AAA or AA by one or more national rating agencies. The auction rate securities have contractual maturities of up to 30 years. The auction rate securities that we invest in generally have interest re-set dates that occur every 7 and 28 days and despite the long-term nature of their stated contractual maturity, we have the ability to quickly liquidate these securities at ongoing auctions every 28 days or less. We classify our investments in auction rate securities as “available for sale.” These investments are recorded at cost which approximates fair market value due to their variable interest rates, which typically reset every 7 or 28 days. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our current investments. All income generated from these current investments was recorded as interest income. Because we do not hold any one auction rate security longer than one year, they have been classified as a current asset.

Accounts Receivable

Accounts receivable represents receivables net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence.

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

Property and Equipment

Property and equipment (including assets held under capital leases) are stated at cost. Depreciation and amortization are determined using the straight-line method. Estimated useful lives of the assets range from three to forty years.

Repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is recognized.

Software Development Costs

Software development and modification costs incurred subsequent to establishing technological feasibility are capitalized and amortized based on anticipated revenue for the related product with an annual minimum equal to the straight-line amortization over the remaining economic life of the related products (generally three years). These expenses are included in cost of sales.

Back to Contents

Goodwill

Goodwill is reviewed for impairment annually or whenever events such as significant changes in the business climate, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. We perform our annual goodwill impairment test in the fourth quarter of each fiscal year.

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

Revenue Recognition

Revenue from the sale of products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. Service revenue is recognized as services are provided. We enter into transactions that represent multiple-element arrangements. These arrangements may include combinations of software licensing, post-contract customer support, software upgrades, transactions, set-up fees, hosting fees and credentialing fees. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met: the delivered item has value to the customer on a stand alone basis; there is objective and reliable evidence of the fair value of the undelivered items in the arrangement; and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered item is considered probable and substantially in our control. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement. If these criteria are met, we allocate total revenue among the elements based on the sales price of each element when sold separately or based on fair value of each element if they are not sold separately which is referred to as vendor specific objective evidence or VSOE.

Our Document Solutions Segment has significant revenue from multiple element arrangements. Docstar sales include computer systems with loaded software (including the perpetual software license) as one deliverable and Docstar Softcare (TM) as an additional deliverable. Each of these deliverables are separately sold products and therefore have vendor specific objective evidence of fair value. In some cases the deliverable is just the software and license with no computer. Docstar Softcare is a one year post-contract customer support and upgrade product. We recognize revenue on the system and perpetual software license when the product is shipped and title to the system passes to the customer. The Softcare deliverable is considered a when-and-if-available element. Softcare revenue is recognized ratably over the one year contract. Revenue is allocated to each element based on the prices of these two elements when sold separately.

The System Integration Segment revenue is mainly derived from the sale of computer hardware and does not generally involve multiple elements. Revenue is recognized when the hardware is shipped and title passes to the customer. This segment also has professional services revenue and this revenue is recognized when the services are completed and accepted by the customer. In some cases this segment may have a multiple element transaction when professional services and hardware are both sold to the customer. The hardware revenue is recognized when it is shipped to the customer and the professional services portion is recognized when the services are completed and accepted by the customer. Revenue for each element is allocated based on the sales price we charge for these elements when sold separately (VSOE).

Back to Contents

The Security Software Solutions Segment may have multiple element sales and the separate elements may include licensing, maintenance, set-up, support, transaction fees and hosting services. Our Trac Medical subsidiary generally enters into sales contracts of one year. These contracts, which require customer set-up, may contain elements including software hosting, licensing, credentialing, transaction and post-contract customer support elements. Additionally, these contracts contain a prepaid transaction element and any unused transactions may be carried over, provided the customer renews the contract for another year. As this service/product is new, there is no evidence of value for any element, VSOE has not been established. Additionally, under these arrangements, all elements of the contract are being provided and/or accessed by the customer over our hosting site on a monthly basis over the estimated term of the contract. Therefore, revenue is deferred until set-up is complete and then recognized ratably over the estimated term of the contract.

With regard to our Authentidate Inc. product, the Electronic Post Mark (EPM), revenue is recognized on the sale of EPMs to the USPS as EPMs are used by the end-user customer. With regard to our Authentidate AG subsidiary some revenue contracts may involve multiple element arrangements and because the elements cannot be separated into more than one unit of accounting the revenue is deferred and recognized ratably over the life of the contract which is generally one year. The multiple elements may include license fees, support fees, professional services, time stamp fees and maintenance fees. Authentidate AG may also receive revenue from professional services (without other elements) and such revenue is recognized as the professional services are completed and accepted by the customer.

Warranty Provisions

We provide a one-year warranty on hardware products it assembles in its Document Management Solutions Segment. On products distributed for other manufacturers, the original manufacturer warranties the product. Warranty expense was not significant to any of the years presented.

Advertising Expenses

We recognize advertising expenses as incurred.

Product Development Expenses

These costs represent research and development expense and include salary and benefits, professional and consultant fees, amortization of licenses and supplies.

Currency Translation Adjustment

Assets and liabilities of non-U.S. operations are translated at the exchange rate on the balance sheet date generally and the income statements are translated at the average rates of exchange for the year. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in “Comprehensive Income (Loss)” and accumulated in shareholders' equity in the caption “Accumulated Comprehensive Income (Loss)”.

Back to Contents

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include estimates of loss contingencies and product life cycles and assumptions such as elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management's estimates and assumptions. We have based our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances and we evaluate our estimates on a regular basis and make changes accordingly. Historically, our estimates relative to our critical accounting estimates have not differed materially from actual results; however, actual results may differ from these estimates under different conditions. If actual results differ from these estimates and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated statement of income, and in certain situations, could have a material adverse effect on liquidity and our financial condition.

With regard to revenue recognition, revenue from the sale of products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. Service revenue is recognized as such services are provided. We enter into transactions that represent multiple-element arrangements. Those arrangements include combinations of licensing, transactions, set-up, maintenance, support and hosting services. Multiple-element transactions are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met (a) the delivered item has value to the customer on a stand alone basis; (b) there is objective and reliable evidence of the fair value of the undelivered item; and (c) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the delivered item is considered probable and substantially within our control. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about future demand and market conditions. We make estimates on the future recoverability of capitalized goodwill in the Security Software Solutions Segment which is highly dependent on the future success of the marketing and sales of this segment. We record a valuation allowance gainst deferred tax assets when we believe it is more likely than not that such deferred tax assets will not be realized.

Stock-Based Compensation

We apply Accounting Principles Board Opinion No. 25 (APB No. 25) in accounting for our stock option plans and, accordingly, no compensation cost has been recognized in our financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. However, compensation cost has been recognized for warrants granted to non-employees for services provided.

Back to Contents

Concentrations of Credit Risk

Financial instruments which subject us to concentrations of credit risk consist of cash and cash equivalents, marketable securities and trade accounts receivable. To reduce credit risk, we place our investments with several high credit quality financial institutions and typically invest in AA or better rated investments. Our credit customers are not concentrated in any specific industry or business. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

RESULTS OF OPERATIONS

Fiscal Year 2005 Compared to Fiscal Year 2004

We realized a consolidated net loss of approximately $19.2 million ($.57 per share) and $15.7 million ($.59 per share) for the fiscal years ended June 30, 2005 and 2004, respectively.

As reported in Footnote 18 (Segment Information) to the Consolidated Financial Statements appearing in this Form 10-K, the net loss is the result of losses incurred primarily by the our Security Software Solutions Segment. Our Security Software Solutions Segment has incurred significant sales, marketing, development and general and administrative expenses this year and last in an effort to complete the product development efforts, to generate sales, and to develop a market for its products. Additionally, we incurred consulting costs related to the documentation and testing of the internal control environment as required by the Sarbanes-Oxley Act of 2002.

The consolidated net loss for the fiscal year ended June 30, 2005 is approximately $3.5 million higher than fiscal year 2004. There was an increase in the loss in the Security Software Solutions Segment of approximately $3.4 million comparing fiscal year 2005 to fiscal year 2004 (note 18). The increase was primarily due to increased personnel costs ($1.8 million), consulting expense ($2.0 million) and long-lived asset impairment charges of approximately $500,000 in the current year, offset by additional gross profit from increases in sales. The Document Solutions Segment profit decreased approximately $70,000, primarily due increased selling, general and administrative expenses, offset for the most part by an increase in sales and resulting gross profit. The Systems Integration Segment profit decreased approximately $303,000 for the fiscal year ended June 30, 2005, compared to fiscal year ended June 30, 2004 due to a decrease in sales and also due to facility closing and moving expenses of approximately $162,000. We had approximately $5.1 million in non-cash interest expense related to conversions of debentures (see Note 19) during fiscal year 2004 (corporate expenses); we had no such expense in fiscal year 2005. The Corporate Division incurred new severance costs of $1.4 million, while incurring minor severance expenses in the prior year. The Corporate division also incurred goodwill impairment charges of $4.3 million related to the Security Software Solutions Segment in fiscal year 2005 versus $1.2 million in the prior year related to the Systems Integration Segment.

Consolidated net sales were approximately $17.6 million and $19.2 million for the fiscal years ended June 30, 2005 and 2004, respectively. The decrease versus the prior year is the result of a decrease in the Systems Integration Segment of $4.6 million, mainly as a result of a one-time large sale of $3.0 million in 2004 which did not occur again in 2005. The sales decline in the Systems Integration Segment was offset by an increase in Security Software Solutions Segment sales of approximately $2.4 million comparing current year to prior year. Sales for the Document Management Solutions Segment increased approximately $521,000 comparing current year to prior year.

Back to Contents

Consolidated gross profit for the fiscal years ended June 30, 2005 and 2004 were $8.5 million and $6.8 million, respectively. The increase is primarily due to the increase in gross profit in the Security Software Segment of approximately $1.7 million, which is a result of the aforementioned sales increase on a year over year basis. The Document Solutions also had an increase in gross profit of about $441,000 while Systems Integration had a decline of approximately $414,000.

The consolidated gross profit margin was 48.7% and 35.5% for the fiscal years ended June 30, 2005 and 2004, respectively. Gross profit margin is defined as gross profit as a percentage of sales. The increase comparing current year to prior year is a result of increased gross profit in the Security Software Solutions Segment and the Systems Integration Segment. The Document Solutions Segment also benefited from a minor gross profit increase.

Selling, general and administrative expenses (S,G&A) consist of all other of our expenses except product development costs, goodwill impairment and interest. S,G&A expenses amounted to $21.5 million and $14.0 million for the fiscal years ended June 30, 2005 and 2004, respectively. The largest increase was in the Security Software Solutions Segment which incurred increased personnel costs ($1.8 million), along with additional consulting costs ($2.0 million) comparing fiscal year 2005 to 2004. The Corporate Division also had new severance costs of $1.4 million during the fiscal year ended June 30, 2005.

As a percentage of net sales, S,G&A costs were 122.4% and 72.9% for the fiscal years ended June 30, 2005 and 2004, respectively. This percentage increase is primarily due to the increase in S,G&A expenses for the Security Software Solutions Segment as discussed above.

Impairment of goodwill and other long-lived assets was approximately $4.8 million and $1.2 million for the years ended June 30, 2005 and 2004, respectively. We completed our annual impairment test in the fourth quarter of 2005, using a discounted cash flow model for all reporting units, and determined that a write-off of goodwill and other long-lived assets of $4.8 million was required. The impairment charge resulted from our analysis that sales and income growth during the fiscal year ending June 30, 2005 were not as great as originally anticipated thus reducing expectations of growth for the next year compared to similar analysis conducted in the past. With regard to the $4.8 million impairment charge, $4.3 million was in the Corporate division and related to the Security Software Solution Segment. The remaining balance of approximately $500,000 was an impairment charge in the Security Software Solutions Segment relating to its long-lived assets. For the year ended June 30, 2004, the tests determined that a write-off of goodwill of $1.2 million was required in the Corporate division related to the Systems Integration Segment. The impairment charge for the Systems Integration Segment was required due to the slow-down in the technology sector growth causing the Systems Integration Segment's 2004 operating results to fall short of management's expectations.

Interest expense was approximately $16,000 and $6.2 million for the years ended June 30, 2005 and 2004, respectively. The decrease is due to non-cash interest expense on convertible debentures which were written off due to conversion to common stock which occurred in fiscal 2004, which is more fully discussed in the footnotes contained herein and due to interest expense from the building mortgage which was paid off in the third quarter of fiscal 2004.

Product development expenses, excluding capitalized costs, primarily relate to software development for the Security Software Solutions Segment. These costs increased to $3.1 million in 2005, as compared to $2.4 million in 2004. We have a policy of capitalizing qualified software development costs after technical feasibility has been established and amortizing those costs over three years as cost of goods sold. The amortization expense of software development costs amounted to approximately $402,000 and $291,000 for the years ended June 30, 2005 and 2004, respectively.

Back to Contents

During the fiscal year ended June 30, 2005, interest and other income increased to approximately $1,678,000 as compared to $1,304,000 for the fiscal year ended June 30, 2004. The $374,000 increase was due to an increase in interest income on marketable securities and cash and cash equivalents of $1.1 million. In the fiscal year ended June 30, 2004, we recognized approximately $732,000 in non-cash grant income while no grant income was recognized in fiscal 2005.

Fiscal Year 2004 Compared to Fiscal Year 2003

We realized a consolidated net loss of $15.7 million ($.59 per share) and $9.8 million ($.50 per share) for the fiscal years ended June 30, 2004 and 2003, respectively.

As reported in Footnote 18 (Segment Information) to the Consolidated Financial Statements appearing in this Form 10-K, the net loss is the result of losses incurred primarily by our Security Software Solutions Segment and from corporate expenses, primarily interest expense. Our Security Software Solutions Segment has incurred significant sales, marketing, development and general administrative expenses in 2004 and 2003 in an effort to complete the product development efforts and generate sales.

Our consolidated net loss is $5.8 million more in 2004 as compared to 2003. The Document Solutions Segment reported an increase in profit from $797,000 in 2003 to $848,000 in 2004 and the Systems Integration Segment realized an increase in profit from $147,000 in 2003 to $265,000 in 2004. The Security Software Solutions Segment, which includes Authentidate, Authentidate International and Trac Medical Solutions, reported a decrease in segment losses from $6.0 million in 2003 to $5.6 million in 2004.

Consolidated net sales were $19.2 million and $25.3 million for the fiscal years ended June 30, 2004 and 2003, respectively. As reported in Footnote 18 to our Consolidated Financial Statements, most of the decrease is due to a decrease in sales realized by the Systems Integration Segment. The decrease in the Systems Integration Segment's sales from $17.1 million to $11.6 million was primarily the result of a decrease in low-margin direct hardware sales this year compared to last year. One customer represented approximately 36% of the Systems Integration Segment's net sales for fiscal 2004. Sales also increased in the Security Software Solutions Segment for the fiscal year ended June 30, 2004 by $4,000. The Document Solutions Segment sales decreased $507,000 for the fiscal year ended June 30, 2004 as compared to 2003 due to the fact that the Document Solutions Segment had fewer system sales but more software sales, which have a lower average selling price.

Consolidated gross profit for the fiscal years ended June 30, 2004 and 2003 were $6.8 million and $6.1 million, respectively. This increase is due primarily to the decrease in the cost of sales experienced by the Document Solutions Segment.

Our consolidated gross profit margin was 35.5% and 24.2% for the years ended June 30, 2004 and 2003, respectively. The Systems Integration Segment realized an increase in profit margins compared to last year due to the decrease in direct hardware sales, discussed above, as we sold fewer low margin computers and peripheral devices. The Systems Integration Segment realized a gross profit margin of 15.8% in 2004 compared to 11.8% in 2003. There was also an increase in gross profit margins for the Document Solutions Segment during the 2004 fiscal year. The Document Solution Segment's gross profit margin increased from 64.2% to 72.8% from 2003 to 2004. This increase is due to reduced direct material costs due to better purchasing and a general reduction in component parts throughout the computer industry and reduction in direct labor because of a strategic shift in the business away from hardware and into software-only sales. The Security Software Solutions Segment realized a gross profit of $410,000 in 2004 compared to a gross loss of $270,000 in 2003 due to an increase in sales at Authentidate International. Gross profit margin is defined as gross profit as a percentage of sales.

Back to Contents

Selling, general and administrative expenses (S,G&A) consist of all our other expenses except product development costs and interest. S,G&A expenses amounted to $14.0 million and $12.6 million for the years ended June 30, 2004 and 2003, respectively. This increase in S,G&A expenses is primarily the result of increased selling costs in the Security Software Solutions Segment, including personnel and advertising.

As a percentage of sales, S,G&A costs were 72.9% and 49.8% for the years ended June 30, 2004 and 2003, respectively. This percentage increase is primarily due to the increase in selling costs, discussed above.

Product development expenses, excluding capitalized costs, primarily relate to software development for the Security Software Solutions Segment. These costs were $2.4 million and $2.5 million for the years ended June 30, 2004 and 2003, respectively. We have a policy of capitalizing qualified software development costs after technical feasibility has been established and amortizing those costs over three years as cost of sales. The amortization expense of software development costs amounted to approximately $291,000 and $1.1 million for each of the years ended June 30, 2004 and 2003, respectively.

Goodwill impairment was $1.2 million and $0 for the years ended June 30, 2004 and 2003, respectively. We completed our annual impairment test in the fourth quarter of 2004, using a discounted cash flow model for all reporting units, and determined that a write-off of goodwill of $1.2 million was required in the Corporate division related to the Systems Integration Segment. The Systems Integration Segment goodwill write-off was required due to the growth slow-down in the technology sector causing the Systems Integration Segment's 2004 operating results to fall short of management's expectations. As a result, we reduced the Systems Integration Segment's cash flow and operating results forecast for future periods.

Interest expense was $6.2 million and $872,000 for the years ended June 30, 2004 and 2003, respectively. The increase is primarily due to the non-cash of unamortized beneficial conversion feature, unamortized debt discount and unamortized deferred financing costs aggregating $5.6 million due to the conversion of an aggregate principal amount of $8,895,300 of convertible debentures to common stock, which is more fully explained in the footnotes to the Consolidated Financial Statements in this Form 10-K. Prior to such conversion, we recognized approximately $300,000 as amortization expense for the year ended June 30, 2004. In addition, we were required to pay interest on the convertible debentures in the amount of 7% per annum which resulted in interest expense of approximately $170,000 for the year ended June 30, 2004. Finally, we incurred minor additional interest expense during the fiscal year ended June 30, 2003 as a result of new equipment and software leases entered into by the Security Software Solutions Segment and by the Systems Integration Segment from borrowings on its line of credit.

During the fiscal year ended June 30, 2004, interest and other income increased to $1.3 million as compared to $573,000 for the fiscal year ended June 30, 2003. This $732,000 increase was primarily due to the non-cash grant income of $732,000 and an increase in interest income of approximately $450,000 earned on cash and cash equivalents. In the fiscal year ended June 30, 2003, we recognized approximately $438,000 in other income related to the September 11, 2001 attack in New York City.

Back to Contents

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of long-term debt at June 30, 2005 totaled $292,000, which relates to severance due to a former employee, rent payable on a discontinued facility beyond one year for the DJS subsidiary and a note payable to the Empire State Development Corporation for the repayment of a grant, as more fully described below.

In February 2004, we sold a total of 5,360,370 common shares in private placements pursuant to Section 4(2) of the Securities Act and Rule 506, promulgated there. We realized gross proceeds of approximately $73.7 million from these transactions and received net proceeds of approximately $69.1 million after payment of offering expenses and broker commissions

Our DJS subsidiary has a $2.5 million revolving line of credit with a financial institution collateralized by all assets of DJS and guaranteed by Authentidate Holding Corp. The agreement restricts DJS from making cash advances to AHC, without obtaining a waiver from the financial institution. The interest rate is prime plus 1.75% with a minimum prime rate of 7%. DJS may borrow on this line based on a formula of qualified accounts receivable and inventory. The outstanding balance on this line of credit is approximately $430,000 at June 30, 2005.

Property, plant and equipment expenditures totaled approximately $1.3 million, capitalized software development expenditures totaled $529,000, and other intangible assets expenditures totaled $362,000 for the year ended June 30, 2005, respectively. There are no significant purchase commitments outstanding at June 30, 2005.

In June 1999, we completed construction of a new office and production facility in Schenectady, New York for approximately $2,300,000 which was financed with a $1,000,000 grant from the Empire State Development Corporation (ESDC) (an agency of New York state) and a mortgage loan from a local financial institution. The grant stipulated that the Company was obligated to achieve certain annual employment levels between January 1, 2002 and January 1, 2004 or some or all of the grant will have to be repaid. Although we did not achieved the agreed upon employment levels, we reached an agreement with the ESDC in fiscal 2004 to restructure the grant terms relating to this covenant. We agreed to repay $268,000 of the grant amount at the rate of $10,000 per month, interest free, in consideration of the ESDC's agreement to permanently reduce our employment level requirement to 99. At June 30, 2005 the amount due ESDC was $48,000 and is included in debt on the balance sheet. As a result of this arrangement, we recorded $732,000 as other income in the Corporate Division during fiscal year ended June 30, 2004.

Back to Contents

Cash Flows

Our unrestricted cash and cash equivalents balance at June 30, 2005 was $6.4 million and total assets were $79.7 million compared to cash and cash equivalents of $25.1 million and total assets of $94.2 million at June 30, 2004. We invested the excess cash in marketable securities, which totaled $56.1 million at June 30, 2005 and $48.9 million at June 30, 2004. The increase in the amount invested in marketable securities is primarily due to our desire to improve the yields it receives on its excess cash as marketable securities, mostly auction rate securities, generally yield a higher rate of return than cash equivalents such as money market funds and certificates of deposit. We used $10.6 million of cash in Operating Activities during the year ended June 30, 2005 (fiscal 2005). This compares to cash used in Operating Activities of $6.7 million for the year ended June 30, 2004 (fiscal 2004). Total cash flow used by all activities was $18.6 million for the fiscal 2005, compared to net cash provided of $21.6 million for fiscal 2004. This decrease in cash and cash equivalents during the year is primarily due to the fact that we received $69.6 million from proceeds from a private equity offering and $2.4 million from the sale of convertible debentures in fiscal 2004. In addition we incurred a larger net loss in fiscal 2005 ($19.2 million) than in fiscal 2004 ($15.7 million). In the Corporate division, goodwill impairment expense increased to $4.3 million in 2005 (all of which was related to the Security Software Solutions Segment) versus $1.2 million in 2004 (all of which was related to the Systems Integration Segment) as a result of our fourth quarter analysis in each respective year. In addition, we incurred an impairment charge of approximately $500,000 on long-lived assets in the Security Software Solutions Segment in fiscal 2005. With regard to Cash Flow from Investing Activities, our investing outflows for property, plant and equipment was approximately $1.0 million greater in fiscal 2005 than in fiscal 2004. We also invested $750,000 in an unaffiliated third party, Health Fusion, Inc. in connection with a strategic relationship we established with this company. We will invest an additional $750,000 in Health Fusion, provided it achieves certain financial and other performance objectives. This was offset by a reduction in the purchase in marketable securities from $48.9 million in fiscal 2004 compared to $7.2 million in fiscal 2005. With regard to Cash Flow from Financing Activities, as previously mentioned, we closed on a private equity offering ($69.6 million) and the sale of convertible notes ($2.4 million) in fiscal 2004. We also received $9.1 million from the exercise of common stock options and warrants in fiscal 2004 compared to $2.2 million in fiscal 2005.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits. Under our current operating plan to introduce our Security Software Solutions, our ability to improve operating cash flow has been highly dependent on the market acceptance of our products. We believe we have enough cash, cash equivalents and marketable securities to support our operations for at least the next twelve months.

Our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	our relationships with suppliers and customers;

•	the market acceptance of our products;

•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

•	price discounts on our products to our customers;

•	our pursuit of strategic transactions;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the levels of inventory and accounts receivable that we maintain;

Back to Contents

•	capital improvements to new and existing facilities;

•	technological advances; and

•	our competitors' response to our products.

Financing Activities

We did not engage in any financing activities during the 2005 fiscal year. During the 2004 fiscal year we completed the private financings described below in order to address our working capital needs.

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

Further, on September 22, 2003, we completed the sale of 166,667 shares of common stock to an additional accredited investor pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated there under for $500,000. We have applied these proceeds to working capital and general corporate purposes. In addition, we also issued warrants to purchase an aggregate of 50,000 shares of common stock to the investor in this transaction. The per share purchase price of the common stock and the per share exercise price of the warrants is $3.00. The investor also agreed to a twelve-month “lock-up” provision restricting the resale of the securities, which expired in September 2004. We also issued warrants to purchase an aggregate of 10,000 shares of our common stock to a consultant for services rendered in connection with this transaction which are exercisable at $3.00 per share. The consultants also received a cash fee equal to 6% of the gross proceeds we received.

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

Back to Contents

During the 2003 fiscal year we consummated various private placements pursuant to Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder to address our cash needs, as described below.

During the quarter ended September 30, 2002, we sold an aggregate of 660,077 units of our securities, each unit comprised of one share of common stock and one warrant to purchase .20 shares of common stock. The securities were offered at a purchase price of $3.03 per unit and the warrants are exercisable at $3.26 per share for a period of five years from the date of issuance. We received approximately an aggregate of $1,955,000 in net proceeds after payment of expenses. The proceeds were used to fund business development, marketing and sales efforts and general working capital needs.

In October 2002, we sold convertible debentures with a face value of $3,700,000 to institutional investors and warrants to purchase 444,000 shares of common stock. The debentures were convertible into shares of our common stock at an initial conversion price of $2.50 per share, were due three years from the date of issuance and accrued interest at the rate of 7% per annum. The warrants are exercisable for a period of four years and are initially exercisable at $2.50 per share. As discussed below, the convertible debentures issued in this transaction were converted into shares of common stock during the quarter ended December 31, 2003. The investors in this transaction granted us the option to sell another $2,470,000 of convertible debentures to the same investors provided that our common stock maintains a trading price at or above $3.00 per share for the 15 trading days preceding the election to sell additional debentures. As described above, we exercised this right in September 2003. We also issued an aggregate of 86,863 warrants to consultants for services rendered in connection with this transaction and paid them a total cash fee of $222,000. The warrants issued to the consultants are exercisable at $2.50 per share and are on terms substantially similar to the warrants issued to the investors.

In May 2003, we completed a similar sale of convertible debentures in the amount of $2,725,300 and warrants to purchase 419,279 shares of common stock to certain institutional and accredited investors. The debentures are convertible into shares of our common stock at an initial conversion price of $2.60 per share and are otherwise on the same terms as the debentures issued in October 2002. The warrants are exercisable for a period of five years and 50% of the warrants are initially exercisable at $2.60 per share and the remainder is initially exercisable at $2.86 per share. As described below, the convertible debentures issued in this transaction were converted into shares of common stock during the quarter ended December 31, 2003. Mr. J. David Luce, who is a non-executive member of our board of directors and J&C Resources, LLC, an entity affiliated with Mr. Charles C. Johnston, also a non-executed member of our board, participated in this financing and each purchased $250,000 aggregate principal amount of convertible debentures and received 38,462 common stock purchase warrants. We also issued an aggregate of 36,923 warrants to consultants for services rendered in connection with this transaction, of which fifty percent are exercisable at $2.60 per share and fifty percent are exercisable at $2.86 per shares. The consultants also received a cash fee of $96,000. These warrants are on terms substantially similar to the warrants issued to the investors.

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

Back to Contents

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

Presently, 28,000 shares of our Series B Preferred Stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem the outstanding 28,000 shares of Series B Preferred Stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of June 30, 2005, no shares of the Series B Preferred Stock have been redeemed.

In April 2003, our audit committee approved our plan to repurchase the shares of Series A Preferred Stock from our former Chairman and Chief Executive Officer for a total price of $850,000. This price was at a discount from the appraised value of the shares of Series A Preferred Stock of $1.1 million, as determined by an independent appraisal and valuation firm. The purchase was consummated in June 2003 and at the closing, $70,000 was paid in cash, $485,000 was offset against loans owed to us by our former Chief Executive Officer and the remainder was payable in monthly installments of $15,000, without interest, beginning in July 2003. In July 2004, our board approved the repayment of the outstanding balance in full.

Effective March 18, 2003, we acquired the remaining outstanding shares of capital stock of our subsidiary, Trac Medical Solutions, Inc., previously held by four other shareholders. Prior to the acquisition, we owned 85.8% of the outstanding stock of Trac Medical. In the transaction, we issued an aggregate of 130,000 shares of our common stock to the sellers, and also issued to the sellers who will continue as employees of Trac Medical 20,000 options to purchase shares of common stock at an exercise price equal to the closing price of our common stock on the closing date of the transaction. In addition, these sellers were eligible to receive up to an aggregate of 75,000 additional shares of our common stock in the event that Trac Medical achieved certain sales and income targets during the twelve month period ending September 30, 2003. Further, these persons were eligible to earn up to 525,000 additional bonus options in fiscal year 2005 if certain sales and income targets were met. These targets were not satisfied and no additional equity compensation was earned.

We are the defendant in a third party complaint filed by Shore Venture Group, LLC in the United States District Court for the Eastern District of Pennsylvania. The caption of this matter is Berwyn Capital Investments, Inc. v. Shore Venture Group, LLC et al. (defendants and Shore Venture Group, LLC as third party plaintiff) v. Authentidate Holding Corp. and Authentidate, Inc. (third party defendants). The third party complaint was filed against us on May 7, 2001. Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleges a claim for breach of contract and seeks indemnification. A trial was held in October, 2002 and we are currently awaiting the verdict of the judge. Management believes that the claim will not have a material adverse impact on our financial condition, results of operations or cash flows.

We are also the defendant in a case filed by Shore Venture Group, LLC in the United States District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. This complaint was filed on March 2, 2005, and an amended complaint was filed on or about April 26, 2005. The plaintiffs in this case seek additional shares of the common stock of our subsidiary, Authentidate, Inc., the right to exchange its stock in Authentidate, Inc., for publicly traded stock and securities in us, rights under one or more of our patent applications and damages in connection with an alleged copyright infringement. The lawsuit requests damages, injunctive relief, costs and attorneys' fees. We intend to defend the action vigorously. Based on the facts of which we are currently aware, management believes that the resolution of all of our claims with Shore Venture will not have a materially adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

Back to Contents

As described above, between June and August 2005, several purported shareholder class and derivative actions were filed against our company and certain current and former officers and directors. The complaints and current status of these actions are described in detail under the caption “Item 3. Legal Proceedings,” appearing elsewhere in this Annual Report on Form 10-K. Management is unable to determine at this time whether these complaints will have a material adverse impact on its financial condition, results of operations or cash flow.

On August 25, 2005, we became aware of an action filed against us entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. The plaintiff in this matter has claimed that our products and systems incorporating secure time-stamping technology infringes certain of its patent rights. We are reviewing this complaint and intend to vigorously contest this action. Management is unable to determine at this time whether these complaints will have a material adverse impact on its financial condition, results of operations or cash flow.

As we previously announced, effective November 15, 2004, John T. Botti no longer serves as our President and Chief Executive Officer. In addition, Mr. Botti subsequently retired from his position as Chairman of the Board and on February 7, 2005, we entered into an Agreement and Release with Mr. Botti. Under that agreement, we agreed to pay to Mr. Botti the severance payments as set forth in his July 1, 2003 employment agreement and agreed to retain him to provide consulting services to us for a period of one year. Our severance obligations to Mr. Botti are described in greater detail below under the caption “Employment, Severance and Change of Control Agreements.” Under the consulting agreement, we agreed to pay Mr. Botti a monthly retainer of $10,000 in consideration of his provision of such services as may be requested by our Chief Executive Officer. The severance benefits have been accrued and are expected to be paid over the next two years.

In addition, as we previously announced effective December 31, 2004, Mr. Peter Smith no longer serves as our Executive Vice President – Chief Operating Officer. On February 8, 2005, we entered into an Agreement and Release with Mr. Smith and agreed to pay him a severance payment equal to his base salary for a period of up to twelve months. Our severance obligations to Mr. Smith are described in greater detail below under the caption “Employment, Severance and Change of Control Agreements.” The benefits have been accrued for in the second quarter and are expected to be paid over the next three to nine months.

On November 23, 2004, we invested $750,000 in an unaffiliated third party, Health Fusion, Inc. in connection with a strategic relationship we established with this company. We will invest an additional $750,000 in Health Fusion, contingent on Health Fusion achieving certain financial and other performance objectives.

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

Back to Contents

CONTRACTUAL COMMITMENTS

Following is a summary of the contractual commitments associated with our debt and lease obligations, as well as our accrued severance as of June 30, 2005:

		PAYMENT DUE BY PERIOD

CONTRACTUAL OBLIGATIONS*	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS

Long-term Debt Obligations	$48,000	$48,000	$0	$0	$0

Operating Lease Obligations	$780,979	$562,701	$218,278	$0	$0

Capital Lease Obligations	$30,315	$26,210	$4,105	$0	$0

Total	$859,294	$636,911	$222,383	$0	$0

* We have certain royalty commitments associated with the sale and licensing of certain products. Royalty expense is generally based on a percentage of underlying revenues which we may derive from our products. At June 30, 2005 royalty liability was immaterial.

On November 23, 2004, we invested $750,000 in an unaffiliated third party, Health Fusion, Inc. in connection with a strategic relationship we established with this company. We will invest an additional $750,000 in Health Fusion, contingent on Health Fusion achieving certain financial and other performance objectives.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2005, we were not aware of any obligations under such indemnification agreements that would require material payments.

Back to Contents

EFFECTS OF INFLATION AND CHANGING PRICES

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us. However, price deflation in the major categories of components we purchase for our Document Management Solutions Segment has been substantial and is anticipated to continue through fiscal 2005. Typically, new components such as new generations of microprocessors and new optical disk drive technologies etc. are introduced at premium prices, by its vendors. During this period, we earn lower margins on our products. As the life cycle progresses competitive pressures could force vendor prices down and thus improve our profit margins. Competitive pressures from an evolving document imaging industry have required us to adjust our marketing model for selling DocStar systems to accommodate a lower entry point. Because much of the System Integration Segments business is service-related, price deflation has less of an impact on System Integration profits. We do not believe that the impact of inflation will have a significant impact on our Security Software Solutions Segment business lines.

PRESENT ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2005, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. We do not believe that the adoption of EITF 05-6 will have a significant effect on our financial statements.

In May 2005, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections–a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. We do not expect this pronouncement to have a material impact on the financial statements.

In December 2004, the FASB revised FAS No. 123 and issued FAS No. 123R, Share Based Payment. Beginning in the fiscal year ending June 30, 2006 the statement requires companies to measure and recognize compensation expense associated with share-based payments to employees and directors in the financial statements based on their fair values. We adopted FAS 123R on July 1, 2005 and are applying the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption, as well as for any awards that were granted prior to the adoption date for which the requisite service has not been provided as of the adoption date. We intend to continue to use the Black-Scholes option-pricing model to calculate total stock compensation expense. We expect that the total stock compensation expense in 2006 will be material and similar to the 2005 and 2004 pro-forma stock compensation expense, depending on the number and terms of new options granted, the exercise of existing options, the expected volatility, expected life, the dividend yield and risk free rate of return in the future.

Back to Contents

In December 2004, the FASB issued FAS No. 153, Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29 Accounting for Non-monetary transactions. This Statement revises Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The provisions of this Statement shall be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of FAS No. 153 to have a material effect on our financial statements.

In November 2004, the Financial Accounting Standards Board (FASB) issued FAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4. This Statement revises the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This standard becomes effective for inventory costs incurred during fiscal years beginning on or after June 15, 2005. We do not expect the adoption of FAS No. 151 to have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have approximately $63 million invested in high quality, short term investments as of June 30, 2005. We do not believe that any of our financial instruments have significant risk associated with market sensitivity. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At June 30, 2005, our unrestricted cash and marketable securities totaled $62.5 million, most of which was invested in auction rate securities and money market accounts. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Financial Statements and Supplementary Data Schedule are annexed hereto at Part IV, Item 15 of this Annual Report on Form 10-K.

Back to Contents

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our accountants on any accounting or financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company's internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2005. In making this evaluation, management used the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control – Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of June 30, 2005. Management's assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005 has been audited by Eisner LLP, an independent registered public accounting firm, and they have issued an attestation report on management's assessment of the company's internal control over financial reporting which is included in “Item 8 – Financial Statements and Supplementary Data.”

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Back to Contents

Changes in Internal Control Over Financial Reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of fiscal 2005. As previously reported, on April 15, 2005, our Chief Financial Officer advised certain members of our Board of Directors of the existence of corporate governance issues, which he believes if not corrected, may lead to significant problems in the future. In response to the letter of the Chief Financial Officer, and to assist in the determination of whether the issues raised warrant any changes to our internal controls and/or Corporate Governance Principles, our Audit Committee engaged the services of a special counsel to review the letter and report its findings to the Audit Committee. We announced on July 14, 2004 that the special counsel completed its investigation and found no errors in disclosure or violations of any laws or regulations. The special counsel did confirm certain concerns raised by the Chief Financial Officer relating potentially to future disclosures, and that these concerns had been effectively addressed by the Audit Committee promptly after receiving the letter by, among other things, realiging the reporting responsibilities of our Chief Financial Officer to ensure that the individuals that certify our Exchange Act reports report directly to each other. After receiving the special counsel’s report, the Audit Committee decided no further action was necessary. Based on that evaluation, and except as described above, management concluded that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2005 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

On September 7, 2005, we concluded that a non-cash impairment charge of $4.8 million associated with goodwill and other long-lived assets was required under generally accepted accounting principles for the 2005 fiscal year. We completed our annual impairment test in the fourth quarter of 2005, using a discounted cash flow model for all reporting units, and determined that a write-off of goodwill of approximately $4.3 million in the Corporate division related to the Security Software Solutions Segment was required. In addition, the Security Software Solutions Segment recorded a non-cash impairment charge of approximately $500,000 related to long-lived assets. The write-off resulted from our analysis that sales and income growth during the fiscal year ending June 30, 2005 were not as great as originally anticipated, thus reducing expectations of growth for the next year compared to similar analysis conducted in the past.

Back to Contents

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

Our executive officers and directors are as follows:

NAME	AGE	OFFICE

Surendra B. Pai	41	President, Chief Executive Officer and Director

F. Ross Johnson	73	Chairman of the Board of Directors

J. Edward Sheridan	68	Director

Charles C. Johnston	69	Director

J. David Luce	43	Director

Ranjit C. Singh	51	Director

Roger O. Goldman	59	Director

John J. Waters	60	Executive Vice President – Administration and Finance and Director

Dennis H. Bunt	51	Chief Financial Officer and Principal Accounting Officer

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

During the 2005 fiscal year, we appointed Mr. John J. Waters to serve on our board due to the vacancy created by Mr. Silverman's departure. Subsequently, we retained Mr. Waters as our Executive Vice President – Chief Administrative Officer. Further, on October 27, 2004, we appointed Mr. Surendra Pai as a member of our Board of Directors and entered into an employment agreement with him, pursuant to which he agreed to serve as our Chief Executive Officer and President. His tenure as our Chief Executive Officer and President commenced November 15, 2004. During the current fiscal year, we nominated Messrs. Singh and Goldman to our board of directors and at our Annual Meeting of Stockholders, held on January 20, 2005, our shareholders elected them as new independent members of our board.

Mr. John T. Botti, our former Chairman, Chief Executive Officer and President, relinquished his responsibilities as an executive officer on November 15, 2004 and resigned from our board of directors at our Annual Meeting on January 20, 2005.

Back to Contents

Biographical Information

Directors and Executive Officers

Surendra Pai. Mr. Pai joined our Board on October 27, 2004 and effective November 15, 2004, became our Chief Executive Officer and President of Authentidate Holding Corp. Previously, Mr. Pai was the Chief Executive Officer of Enquera, Inc., a company he helped found to commercialize a high-speed data processing and analysis software platform for specialized applications in enterprise and scientific markets since April 2002. Prior to that, he was the President and Chief Executive Officer of MobileQ, Inc., a provider of mobility software for enterprises and carriers from March 2001 to October 2001. In addition, Mr. Pai was Director – New Ventures/Corporate Strategy at Lucent Technologies, Inc. from July 1996 to April 1998 and was the founder of Lucent Digital Radio, Inc. in May 1998 and served as its President and Chief Executive Officer from May 1998 to August 2000. Lucent Digital Radio merged into Ibiquity Digital Corp. in August 2000, where he served as Co-Chairman of the Board until April 2002. He has also served in various management roles with Digital Equipment Corporation and Booz-Allen & Hamilton. Mr. Pai received a B.Tech. degree from Indian Institute of Technology in New Delhi, India in 1984, a M.S. degree from the University of Massachusetts in 1986 and a M.B.A. from the Amos Tuck School of Business at Dartmouth College in 1992.

John J. Waters joined our Board of Directors on July 8, 2004. On July 19, 2004, Mr. Waters was appointed as our Executive Vice President – Chief Administrative Officer. From 1967 through 2001, Mr. Waters held various executive positions at Arthur Andersen LLP, including Partner in Charge – Entertainment Industry Program; Partner in Charge – Manufacturing Industry Program; and Partner in Charge (Audit) – Transaction Advisory Industry Program. From 2002 until joining our company, Mr. Waters provided consulting services for several private equity firms. Mr. Waters holds a Bachelor's degree in Business Administration from Iona College and is a Certified Public Accountant in the State of New York, as well as a member of AICPA and New York State Society of CPA's.

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

Charles C. Johnston joined the Board of Directors in December, 1997. Mr. Johnston has been Chairman and Chief Executive Officer of J&C Resources, LLC since 1987 and has held a number of executive positions in other private companies during his business career. He received his Bachelor of Science degree in 1957 from Worcester Polytechnic Institute and serves as a trustee of Worcester Polytechnic Institute. He currently serves as a Director of McData Corporation, Internet Commerce Corp. and Visual Data Corp.

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

Back to Contents

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

Roger O. Goldman joined our board of directors on January 20, 2005. Mr. Goldman currently serves as President of Ignite, Inc., a management consulting firm, a position he has held since 2000. Previously, Mr. Goldman was the President of Global Sourcing Services, LLC, from 1997 to 2000. Prior to that Mr. Goldman was Executive Vice President and Head of Community Banking at National Westminster Bancorp from 1991 to 1996 and held principal positions in other banking concerns, including with Citicorp from 1969 to 1983. Since 2000, Mr. Goldman has served as a member of the Board of Directors and Audit Committee of American Express Centurion Bank and on the Advisory Board of Cyota, Inc. and Apptera, Inc. From 2000 to 2002, Mr. Goldman served on the Board of Directors of Resources Bancshares Mortgage Group, Inc. and served as the Chairman of its Strategic Planning Committee and member of its Audit Committee. Mr. Goldman received a B.S. in 1966 from New York University and a J.D. in 1969 from the Washington College of Law at American University.

Ranjit C. Singh joined our board of directors on January 20, 2005. Mr. Singh is currently the President and Chief Executive Officer of TechBooks, a position he has held since February 2003. From February 2002 to February 2003, he has served as President and Chief Executive Officer of Reliacast Inc. Prior to that, he was President and Chief Operating Officer of ContentGuard, a spinoff of Xerox Corporation that is jointly owned with Microsoft. Before joining ContentGuard earlier in 2000, Mr. Singh worked for Xerox as a corporate Senior Vice President in various assignments related to software businesses. Mr. Singh joined Xerox in 1997, having come from Citibank where he was Vice President of Global Distributed Computing. Prior to that, he was a principal at two start-up companies and also held executive positions at Data General and Digital Equipment Corporation. Since December 2001, Mr. Singh has been the Chairman of the Board of Directors of Ultralife Batteries, Inc. and has been a director of Ultralife Batteries since August 2000. Mr. Singh graduated in 1974 from the University of Bath, U.K. and received a M.S. in 1975 from the University of Bath. Mr. Singh earned a M.B.A. from Worcester Polytechnic Institute in 1986.

Dennis H. Bunt has been our Chief Financial Officer since September 1992. Mr. Bunt has more than 29 years of financial management experience, primarily with high-technology companies. Mr. Bunt was Chief Financial Officer of The Michaels Group from 1986 – 1992. Prior to that, he was division controller of Mechanical Technology, Inc. from 1980 – 1986 and was a financial analyst with General Electric from 1979 – 1980. Mr. Bunt is a certified public accountant and worked for the Boston office of KPMG from 1976 to 1979. Mr. Bunt earned his M.B.A. from Babson College in 1979 and received his B.S. in Accounting from Bentley College in 1976.

Back to Contents

Senior Management

Our senior management team is as follows:

NAME	AGE	OFFICE

Thomas Franceski	42	Vice President, General Manager – DocStar

Jan C. Wendenburg	44	President, Authentidate International AG

Jeffrey Frankel	42	Vice President, General Manager – Trac Medical

O'Connell Benjamin	56	Vice President – Products and Technology

Jayakumar Srinivasan	41	Vice President – Corporate Development

Thomas Franceski is our Vice President, General Manager – DocStar. Mr. Franceski was a founder of DJS Marketing Group in 1993 and served as President and Chief Financial Officer since its acquisition by Authentidate Holding Corp. in 1996. As Vice President, General Manager, Mr. Franceski responsibilities include our Document Management Solutions Segment and Systems Integration Segment. Prior to joining DJS, Mr. Franceski served as Chief Financial Officer of Automated Dynamics Corp., a technology based company focused on materials science technologies where his responsibilities were capital acquisition and operations. Mr. Franceski holds a B.S. degree from LeMoyne College and began his career with KPMG in Albany, New York.

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

Jeffrey Frankel is the Vice President, General Manager – Trac Medical and was one of the founders of WebCMN, Inc. which later acquired Trac Medical, Inc. and was renamed Trac Medical Solutions, Inc. Mr. Frankel has held such positions since March 2002 and served as the Executive Vice President of WebCMN and Trac Medical Solutions from June 2001 to March 2002. Prior to founding WebCMN, Mr. Frankel was the Chief Operations Officer for Health Focus of New York, a regional home medical equipment supplier. At the same time he was also president of White's Homecare, a Health Focus partner. Mr. Frankel has 15 years of healthcare industry experience including 5 years consulting with Ernst and Young. Mr. Frankel holds an M.B.A. from Union College in Health Systems Administration and received his B.S. in Business Administration in 1984 from the University of Buffalo.

O'Connell (Ben) Benjamin, our Senior Vice President – Products & Technology, joined us effective January 1, 2005. Mr. Benjamin started his career in 1973 with AT&T Bell Labs where he led a number of initiatives in research, product development and manufacturing processes. He was the Vice President of R&D for all AT&T Consumer Products until his transition to Lucent Technologies in 1996, as part of Lucent's spin-off from AT&T. At Lucent, as Vice President in the wireless business unit, he served in various roles leading product development and customer technical support activities. Mr. Benjamin subsequently joined Lucent Digital Radio as Senior Vice President of Product Management in September 1999. Following Lucent Digital Radio’s merger into Ibiquity Digital Corporation in August 2000, he continued to serve as the Co-Chief Operating Officer until August 2003. Most recently, Mr. Benjamin has been actively involved as an advisor and equity investor in software and web-services startups. Mr. Benjamin received a BSEE and an MSEE from the Polytechnic Institute of Brooklyn. He is also a graduate of The Executive Program from the Darden Graduate School of Business.

Back to Contents

Jayakumar (“Jakes”) Srinivasan, our Vice President – Corporate Development, joined us effective February 1, 2005. Mr. Srinivasan was previously Managing Principal of Indicron LLC, a data analysis and consulting firm, since January 2004. From March 2002 to November 2003, Mr. Srinivasan was General Manager of Corporate Strategic Planning at Weight Watchers International. From October 1999 to October 2001, he was co-founder and Chief Operating Officer of zREP, Inc., a decision support solutions company. Prior to that, Mr. Srinivasan was the head of Interbrand Corporation’s U.S. Brand Valuation consulting practice from February 1998 to July 1999. Mr. Srinivasan was previously a management consultant with Marakon Associates from August 1994 to February 1998, providing strategic consulting services to Fortune 50 companies. Mr. Srinivasan also previously worked for six years with the Unisys organizations in the US, UK, Mexico and India as a systems analyst. Mr. Srinivasan received his M.B.A. in Finance in 1994 from the Wharton Business School, University of Pennsylvania, and a B.Tech. in 1986 from the Indian Institute of Technology in Delhi, India.

MEETINGS OF THE BOARD OF DIRECTORS

During the fiscal year ended June 30, 2005, our Board of Directors met on 8 occasions and voted by unanimous written consent on 3 occasions. No member of the Board of Directors attended less than 75% of the aggregate number of (i) the total number of meetings of the Board of Directors or (ii) the total number of meetings held by all Committees of the Board of Directors. Our independent directors meet in executive sessions periodically during the course of the year.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors presently has three committees: Audit, Management Resources and Compensation, and Nominating and Corporate Governance. Our Board of Directors currently consists of eight individuals, six of whom are independent directors as defined in the Marketplace Rules of The Nasdaq Stock Market. Our independent directors are F. Ross Johnson, J. Edward Sheridan, Charles J. Johnston, J. David Luce, Roger O. Goldman and Ranjit C. Singh.

Audit Committee. The members of the Audit Committee are presently J. Edward Sheridan, Roger O. Goldman, Ranjit C. Singh and J. David Luce. Mr. Goldman serves as the Chairman of the Audit Committee. Each of these individuals are independent members of our Board of Directors. Messrs. Goldman and Singh were appointed to our Audit Committee on January 20, 2005 following their election to our board by our shareholders. Mr. F. Ross Johnson served on our Audit Committee until January 20, 2005. The Audit Committee acts to: (i) acquire a complete understanding of our audit functions; (ii) review with management the finances, financial condition and our interim financial statements; (iii) review with our independent auditors the year-end financial statements; and (iv) review implementation with the independent auditors and management any action recommended by the independent auditors. Our Board of Directors has adopted a Restated and Amended Charter governing the activities of the Audit Committee, which was filed as an exhibit to our Definitive Proxy Statement dated December 31, 2003. During the fiscal year ended June 30, 2005, the Audit Committee met on 10 occasions.

Back to Contents

Audit Committee Financial Expert

Our Board of Directors has determined that Audit Committee member J. Edward Sheridan is our audit committee financial expert as defined in Item 401(h) of Regulation S-K, and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Management Resources and Compensation Committee. The members of the Management Resources and Compensation Committee are J. Edward Sheridan, Charles C. Johnston, J. David Luce and Ranjit C. Singh, all of whom are independent members of our Board of Directors. Mr. Sheridan serves as Chairman of this committee. F. Ross Johnson served on this committee until January 20, 2005, on which date Messrs. Johnston and Luce were appointed to this committee. Mr. Singh was appointed to this committee on August 24, 2005. The functions of this committee include administration of our 2000 Employee Stock Option Plan, 1992 Employee Stock Option Plan and the negotiation and review of all employment agreements of our executive officers. During the fiscal year ended June 30, 2005, the Management Resources and Compensation Committee held 3 meetings and voted by unanimous written consent on one occasion.

Nominating and Corporate Governance Committee. We established our Nominating and Corporate Governance Committee in December 2003. Presently, the members of this committee are F. Ross Johnson, Charles C. Johnston, J. David Luce and Ranjit C. Singh, all of whom are independent members of our Board of Directors. Mr. Johnston serves as the chairman of this committee. Mr. Sheridan served on this committee until January 20, 2005. Our Board of Directors has adopted a charter governing the activities of the Nominating and Corporate Governance Committee, which may be viewed online on our Web site at www.authentidatehc.com. Pursuant to its charter, the Nominating and Corporate Governance Committee's tasks include reviewing and recommending to the Board issues relating to the Board's composition and structure; establishing criteria for membership and evaluating corporate policies relating to the recruitment of Board members; implementing and monitoring policies regarding principles of corporate governance in order to ensure the Board's compliance with its fiduciary duties to the company and its shareholders; and making recommendations regarding proposals submitted by shareholders. During the fiscal year ended June 30, 2005, the Nominating and Corporate Governance Committee held 2 meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

There are no compensation committee interlocks between the members of our Management Resources and Compensation Committee and any other entity. At present, Messrs. Luce, Johnston, Sheridan and Singh are the members of this committee. Messrs. Sheridan and Johnson were the members of this committee from the beginning of our 2005 fiscal year until January 20, 2005 when this committee was reconstituted to consist of Messrs. Luce, Johnston and Sheridan. Mr. Singh was appointed to this committee subsequent to the end of the 2005 fiscal year. During the fiscal year ended June 30, 2005, none of the members of the Board's compensation committee (a) was an officer or employee of AHC during the last fiscal year; (b) was formerly an officer of AHC or any of its subsidiaries; or (c) had any relationship with AHC requiring disclosure under Item 404 of Regulation S-K.

CERTAIN REPORTS

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and officers, and persons who own, directly or indirectly, more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (“SEC”) reports of ownership and reports of changes in ownership of common stock and other equity securities we issue. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such reports received by us, we believe that all Section 16(a) filing requirements applicable to officers, directors and 10% shareholders were complied with during the 2005 fiscal year except that one director, Mr. J. Edward Sheridan, did not timely report sales of a total of 10,000 shares of our common stock in July and August 2004. These transactions were inadvertently omitted from a Form 4 Mr. Sheridan filed on August 2, 2004 in connection with his exercise of 10,000 options due to an administrative oversight. Mr. Sheridan filed an amendment to the original Form 4 on September 2, 2005 in order to disclose these transactions.

Back to Contents

CODE OF ETHICS

On July 31, 2003, our Board of Directors approved the Code of Ethics and Business Conduct for our company. Our Code of Ethics and Business Conduct covers all our employees and Directors, including our Chief Executive Officer and Chief Financial Officer. During the fiscal year ended June 30, 2005, we did not waive any provisions of the Code of Ethics and Business Conduct. Our Code of Ethics and Business Conduct was filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003. We have also posted our Code of Ethics and Business Conduct on our Web site at http://www.authentidatehc.com, and may be found as follows:

1. From our main Web page, first click on “Investors”

2. Then click on “Investor Relations”

3. Next, under “Corporate Governance,” click on “Code of Ethics”

We will post any amendments to or waivers from our Code of Ethics and Business Conduct at that location.

Back to Contents

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-K) compensation awarded to, earned by, we paid during the years ended June 30, 2005, 2004 and 2003 to each of the named executive officers.

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

					LONG TERM COMPENSATION AWARDS

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY	BONUS	OTHER ANNUAL COMPENSATION	RESTRICTED STOCK AWARD(S)	NO. OF SECURITIES UNDERLYING OPTIONS/ SARS

Surendra Pai,	2005	$222,115	$0	$15,000	0	400,000
President and
Chief Executive Officer (1)

John J. Waters	2005	$262,608	$103,125	$24,698	0	300,000
Executive Vice President-
Chief Administrative Officer (2)

Dennis H. Bunt,	2005	$159,020	$0	$9,994	0	0
Chief Financial Officer	2004	$159,179	$0	$8,162	0	80,000
	2003	$146,669	$0	$6,240	0	65,000

Thomas Franceski,	2005	$173,462	$17,500	$9,500	0	25,000
Vice President	2004	$168,461	$55,326	$9,576	0	50,000
	2003	$158,462	$59,984	$9,376	0	0

Jan C. Wendenburg, President -	2005	$306,776	$0	$32,603	$0	0
Authentidate International AG (5) (7)	2004	$292,962	$12,500	$22,020	$37,810	0

Jeffrey S. Frankel,	2005	$152,403	$0	$0	$0	0
Vice President	2004

(1)	Mr. Pai became our President and Chief Executive Officer as of November 15, 2004. Includes: (i) for 2005, automobile/living expenses of $15,000. Mr. Pai is scheduled to receive a bonus payment in November 2005 in the amount of $175,000.

(2)	Mr. Waters was hired on July 21, 2004 and became our Executive Vice President – Chief Administrative Officer effective as of August 6, 2004. Includes: (i) for 2005, automobile/living expenses of $24,698. Mr. Waters received an additional bonus payment of $34,375 in July 2005.

(3)	Includes: (i) for 2005, automobile expenses of $6,109 and 401K matching contributions of $3,885 (ii) for 2004, automobile expenses of $3,271, premiums on life insurance of $176 and matching contributions to AHC's 401(k) plan of $4,715; and (iii) for 2003, automobile and expenses of $2,181, premiums on life insurance of $176 and matching contributions to AHC's 401(k) plan of $3,883.

(4)	Includes (i) for 2005, automobile expenses of $6,000 and 401K matching contributions of $3,500; (ii) for 2004, automobile expenses of $6,000, premiums on life insurance of $176 and matching contributions to the 401K plan of $3,400; and (iii) for 2003, automobile expenses of $6,000, matching contributions to the 401K plan of $3,200 and $176 in premiums on a term life insurance policy.

Back to Contents

(5)	Annual salary is paid in Euros. Amount reported for 2005 is based on (euro)241,003 converted to U.S. dollars at an averaged exchange rate of .7856 (euros to dollars) over the fiscal year ended June 30, 2005. Mr. Wendenburg is expected to receive a bonus payment of approximately (euro)120,502 in September 2005 ($153,388 using an exchange rate of .7856).

(6)	Includes (i) for 2005, automobile and related expenses of $32,603; and (ii) for 2004, automobile and related-expenses of $22,020.

(7)	Reflects grant of 2,390 restricted shares of common stock on February 23, 2004, based on a market value of a share of our common stock on such date of $15.82.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

				INDIVIDUAL GRANTS	POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL RATES OF STOCK PRICE APPRECIATION FOR TERM		ALTERNATIVE TO (F) AND (G) GRANT DATE VALUE

NAME (A)	NUMBER OF SECURITIES UNDERLYING OPTION/SARS GRANTED (#) (B)	PERCENTAGE OF TOTAL OPTION/ SARS GRANTED TO EMPLOYEES IN FISCAL YEAR (C)	EXERCISE OF BASE PRICE (S/SH) (D)	EXPIRATION DATE (C)	5% ($) (F)	10% ($) (G)	GRANT DATE PRESENT VALUE $ (H)

Surendra B. Pai	400,000	24.5	$6.58	11/15/09	727,173	1,606,862

John J. Waters	300,000	18.3	$5.85	8/6/09	484,874	865,397

Dennis H. Bunt	0	N/A	N/A	N/A	N/A	N/A

Thomas Franceski	25,000	2.2	$7.28	9/15/09	35,295	155,985

Jan C. Wendenburg	0	N/A	N/A	N/A	N/A	N/A

Jeffrey S. Frankel	0	N/A	N/A	N/A	N/A	N/A

No Stock Appreciation Rights were granted to any of the named executive officers during the last fiscal year.

AGGREGATED OPTION/SAR EXERCISES IN LAST
FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table contains information with respect to the named executive officers concerning options held as of the year ended June 30, 2005.

Back to Contents

NAME	SHARES ACQUIRED ON EXERCISE	VALUE REALIZED	NUMBER OF UNEXERCISED OPTIONS AS OF JUNE 30, 2005 EXERCISABLE/UNEXERCISABLE	VALUE OF UNEXERCISED IN- THE-MONEY OPTIONS AT JUNE 30, 2005(1) EXERCISABLE/UNEXERCISABLE

Surendra B. Pai	0	0	187,500/212,500	0/0

John J. Waters	0	0	262,500/37,500	0/0

Dennis H. Bunt	0	0	165,182/66,667	$4,267/$2,133

Thomas Franceski	1,100	$2,805	201,667/58,333	0/0

Jan C. Wendenburg	90,000	$422,655	150,000/0	0/0

Jeffrey S. Frankel	0	0	36,667/18,333	$200/$100

(1) Based upon the closing price ($2.66 per share) of our common stock on June 30, 2005 less the exercise price for the aggregate number of shares subject to the options.

EMPLOYMENT, SEVERANCE AND CHANGE OF CONTROL AGREEMENTS

Surendra Pai

Mr. Pai, our President and Chief Executive Officer entered into a two year employment agreement with Authentidate, dated October 27, 2004 and effective November 15, 2004. The following is a summary of Mr. Pai's employment agreement.

•	Annual base salary of $350,000.

•	Annual bonus potential of up to 50% of base salary, in the discretion of the Board, or if the Board so designates, the Management Resources and Compensation Committee of the Board based on the annual performance of the Company, except that the bonus for the first year of employment is guaranteed.

•	Grant of options to purchase 400,000 shares of our common stock at an exercise price of $6.58, which was equal to the closing price of Authentidate's common stock on the date of grant. The options shall vest as follows: 100,000 shares shall vest on the date of grant and the balance of 300,000 options shall vest monthly, as long as Mr. Pai continues to be an employee of the Company, at the rate of 12,500 per month.

•	In the event of the termination of Mr. Pai's employment by us without “cause” or by Mr. Pai for “good reason,” as those terms are defined in Mr. Pai's employment agreement, he would be entitled to: (a) all compensation accrued but not paid as of the termination date; (b) the greater of (i) his base salary to the termination date or (ii) a severance payment equal to twelve months of his base salary in effect as of the termination date, or if greater, his base salary in effect within 90 days of the termination date; and (c) continued participation in our benefit plans (or comparable plans) for the longer of the natural expiration of the agreement or the end of the month of the one-year anniversary of the termination of his employment.

•	If Mr. Pai's employment is terminated by us for “cause” or by him without “good reason,” he is not entitled to any further compensation or benefits other than his accrued and unpaid compensation.

Back to Contents

•	With respect to the options granted to Mr. Pai, in the event Mr. Pai's employment is terminated by Authentidate without “cause” or by Mr. Pai for “good reason,” then all options granted to Mr. Pai pursuant to the employment agreement shall become immediately become fully vested and the exercise period in which he may exercise such options shall be extended to the duration of the original term of the option as if Mr. Pai remained employed by Authentidate. In the event Mr. Pai's employment is terminated by Authentidate for “cause,” then all options granted and not exercised as of the termination date shall terminate immediately and be null and void. Finally, in the event that Mr. Pai terminates his employment with us other than for “good reason,” then the options, to the extend vested as of the termination date, shall remain exercisable in accordance with their terms for a period of three months following the termination date, but in no event after the expiration of the exercise period.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Pai incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code, provided that the event which caused the imposition of the excise tax is either (i) a change of control (as defined in Mr. Pai's Employment Agreement) that is a sale or merger of the Company for a valuation of at least $13.75 per share; (ii) a transaction approved by the Board; or (iii) a change of control as otherwise defined in Mr. Pai's Employment Agreement.

John T. Botti

As of July, 2003, we entered into a three year employment agreement with Mr. John T. Botti, then our Chief Executive Officer, which was scheduled to expire on June 30, 2006. However, effective November 15, 2004, Mr. Botti no longer served as our President and Chief Executive Officer. In connection with his employment agreement, we are obligated to pay Mr. Botti certain severance benefits (unless he is terminated for cause or resigns for other than “good reason”), including (a) all compensation accrued but not paid as of the termination date; (b) the greater of (i) his base salary to the termination date or (ii) a severance payment equal twenty-four months of his base salary, including any regularly scheduled increases in the base salary; (c) continued participation in our benefit plans; (d) accelerated vesting of all options granted to him; and (e) continuation of the exercise period in which he may exercise such options up to the duration of the original term of the options. Mr. Botti's salary at the time of his departure was $402,628. On February 7, 2005, we entered into an Agreement and Release with Mr. Botti. Pursuant to the Agreement, we will pay him the severance payments as described above and agreed to retain Mr. Botti to provide consulting services to us for a period of one year. Under this consulting arrangement and in accordance with the terms of a separate consulting agreement, we agreed to pay Mr. Botti a monthly retainer of $10,000 in consideration of his provision of such services as may be requested by our Chief Executive Officer.

John J. Waters

On September 20, 2004, we entered into a two year employment agreement with John J. Waters, our Executive Vice President – Chief Administrative Officer and a director. The agreement is effective as of August 6, 2004 and provides for the following terms.

•	Annual base salary of $275,000.

Back to Contents

•	Annual bonus potential of up to 50% of base salary, in the discretion of the Board, or if the Board so designates, the Management Resources and Compensation Committee of the Board based on the annual performance of the company, except that the bonus for the first year of employment is guaranteed.

•	Grant of options to purchase 300,000 shares of the common stock of Authentidate at an exercise price of $5.85, which was equal to the closing price of Authentidate's common stock on the date of grant. The options are subject to vesting requirements as follows: 75,000 options vested on the date of grant, 18,750 vested on the one-month anniversary of the date of grant and the remainder shall vest in equal amounts of 9,375 on a monthly basis over the balance of the initial term of the Agreement.

•	In the event of the termination of Mr. Waters' employment by us without “cause” or by Mr. Waters for “good reason,” as those terms are defined in his employment agreement, he would be entitled to: (a) all compensation accrued but not paid as of the termination date; (b) the greater of (i) his base salary to the termination date or (ii) a severance payment equal to six months of his base salary in effect as of the termination date, or if greater, his base salary in effect within 90 days of the termination date; and (c) continued participation in our benefit plans (or comparable plans) for the longer off the natural expiration of the agreement or the end of the month of the six-month anniversary of the termination of his employment.

•	If Mr. Waters' employment is terminated by us for “cause” or by him without “good reason,” he is not entitled to any further compensation or benefits other than his accrued and unpaid compensation.

•	With respect to the options granted to Mr. Waters, in the event his employment is terminated by Authentidate without “cause” or by Mr. Waters for “good reason,” then all options granted to him pursuant to the employment agreement shall become immediately become fully vested and the exercise period in which he may exercise such options shall be extended to the duration of the original term of the option as if Mr. Waters remained employed by Authentidate. In the event Mr. Waters' employment is terminated by Authentidate for “cause,” then all options granted and not exercised as of the termination date shall terminate immediately and be null and void. Finally, in the event that Mr. Waters terminates his employment with us other than for “good reason,” then the options, to the extend vested as of the termination date, shall remain exercisable in accordance with their terms for a period of three months following the termination date, but in no event after the expiration of the exercise period.

•	In the event Mr. Waters' employment is terminated in connection with or following a change of control of our company, Mr. Waters will also be entitled to a payment including accrued compensation, continuation of benefits and the severance payment, plus a tax gross-up provision in the event the change of control is a sale or merger of the Company for a valuation of at least $100,000,000.

Dennis H. Bunt

In October 2000, we entered into an employment agreement with our Chief Financial Officer which provides:

•	Annual salary of $100,000 increasing to $110,000 on January 1, 2001.

Back to Contents

•	Annual increases every October to be determined by the Management Resources and Compensation Committee of the Board of Directors.

•	Eligibility for annual bonuses at the discretion of the Compensation Committee of the Board of Directors.

•	Severance agreement equal to twelve months salary.

•	Grant of Authentidate, Inc. stock options equal to 1.25% of the outstanding stock, convertible into AHC stock options upon the approval of such conversion by our stockholders, which occurred in March 2001.

Jan Wendenburg

On March 23, 2005, we entered into a new employment agreement with Jan C. E. Wendenburg, who currently serves as the Chief Executive Officer of our German subsidiary, Authentidate International, A.G. The agreement, which is effective as of March 15, 2005 and expires on March 31, 2007, sets forth the terms and conditions of Mr. Wendenburg's continued employment as the Chief Executive Officer of Authentidate International. The following is a description of Mr. Wendenburg's employment agreement.

•	Under the agreement, Mr. Wendenburg's annual base salary will be (euro)200,000 for the period commencing April 1, 2005 through March 31, 2006 and will be (euro)210,000 from April 1, 2006 until expiration. Commencing with the fiscal year beginning July 1, 2005, and for each fiscal year during the term of the agreement, the Management Resources and Compensation Committee of the Board of Directors shall establish an Executive Bonus Plan for Mr. Wendenburg, which will provide for the payment of a bonus of up to a maximum of 50% of his base salary, which shall be contingent on the achievement of certain financial metrics to be established by the Committee. The agreement also specifies that Mr. Wendenburg is entitled to receive other employee benefits available to senior management.

•	In the event of the termination of Mr. Wendenburg's employment by us without “cause” or if we determine not to renew the agreement, Mr. Wendenburg shall be entitled to receive as a severance payment an amount equal to his base salary in effect at the time of termination for the greater of (i) the balance of the initial term of the agreement or (ii) one year from the date of termination, payable in accordance with the Authentidate's regular payroll periods.

•	Mr. Wendenburg shall be eligible to receive employee stock options under the Executive Officer Stock Option program to be established by the Management Resources and Compensation Committee of the Board of Directors.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the first anniversary of the date of cessation of Mr. Wendenburg's employment.

Peter R. Smith

In November 2003, we retained Peter R. Smith to serve as our Chief Operating Officer, on an at-will basis at a base salary of $250,000. Effective December 31, 2004, Mr. Smith ended his employment relationship with us. In connection with his employment arrangement with us, we are obligated to pay him a severance benefit of up to twelve months of his base salary unless he is terminated for cause. Mr. Smith's base salary at the time of his departure was $300,000. On February 8, 2005 we entered into an Agreement and Release with Mr. Smith in order to more specifically describe our severance obligations. Pursuant to this agreement, we will pay Mr. Smith a severance payment equal to his base salary for a period of up to twelve months. If Mr. Smith commences new full-time employment on or before June 30, 2005, our severance obligation will expire on June 30, 2005. If he commences full-time employment thereafter, our severance obligation will cease on the date he commences such new employment. However, our obligation will expire on December 31, 2005 in the event Mr. Smith does not secure new full-time employment prior to such date.

Back to Contents

COMPENSATION OF DIRECTORS

During our last fiscal year, our non-executive directors were compensated as follows. Each non-executive director shall receive an annual retainer of $5,000. In addition, the Chairman of the Audit Committee will receive an additional fee of $2,500 per year and the other Audit Committee members will receive an additional fee of $500 per year. The chairs of the other committees of the Board will receive an additional annual fee of $1,500. Further, non-executive directors will receive $1,000 for each meeting of the board of directors attended in person and $500 for each meeting of the board of directors attended via conference call; $500 for each meeting of a committee of the board of directors attended in person and $250 for each meeting of a committee of the board of directors attended via conference call. Our non-executive directors will continue to receive options to purchase 10,000 shares for each year of service under the Non-Executive Director Stock Option Plan and are reimbursed for expenses incurred in order to attend meetings of the Board of Directors. Pursuant to our Non-Executive Director Stock Option Plan, as amended at our Annual Meeting of Stockholders held on March 4, 2004, non-executive directors will receive 40,000 stock options upon being elected to the Board and have the ability to purchase up to $100,000 restricted shares of our common stock at a per share purchase price of 80% of the fair market value of our common stock during the initial twelve month period following their election to the Board.

Effective January 20, 2005 our board determined to revise its cash compensation arrangements for independent directors as follows. Our non-executive directors will continue to receive equity compensation under the Non-Executive Director Stock Option Plan, as amended on March 4, 2004.

•	The annual director fee for our non-executive directors is $15,000;

•	Committee chairmen are paid an additional annual fee as follows: (a) Chairman of the Board – $ 25,000 per annum; (b) Chairman of the Audit Committee – $15,000 per annum; and (c) other Committee Chairmen – $5,000 per annum;

•	Our Audit Committee financial expert receives an additional annual fee of $10,000; and

•	Meeting fees for our independent directors are $1,500 for each meeting of the board of directors, and $1,500 for each meeting of a committee of the board of directors. Expenses incurred in attending the meeting continue to be reimbursable.

Back to Contents

In addition, our board established an advisory committee, called the Technology Advisory Committee during the 2005 fiscal year in order to render advice on our technology and product development efforts. The board appointed Mr. Ranjit C. Singh, who currently is one of our independent directors, to serve as the Chairman of this committee, and named Mr. Taher Elgamal as a member. In order to compensate members for service on this committee, the board determined that current independent board members serving on the Technology Advisory Committee shall receive the same cash compensation for service on such committee as members of other board committees. The board further resolved that members of the Technology Advisory Committee, who are neither employees nor directors of Authentidate, shall receive $1,000 per meeting as cash compensation for service on the Technology Advisory Committee and an award of 5,000 options upon joining this committee and each anniversary date of such person's service pursuant to our Non-executive Director Stock Option Plan.

STOCK OPTION PLANS

Employee Stock Option Plans

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

Under the terms of the 2000 Plan and the 1992 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422 of the Code, or options which do not so qualify (“Non-ISOs”). As of June 30, 2005, there were outstanding an aggregate of 3,964,498 options under the 2000 Plan and 10,000 options under the 1992 Plan, with exercise prices ranging from $0.01 to $9.125.

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

Back to Contents

Under both the 2000 Plan and the 1992 Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent stockholder (as defined in the 2000 Plan and the1992 Plan) such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-ISOs options may be less than such fair market value. The aggregate fair market value of shares subject to options granted to a participant which are designated as ISOs which become exercisable in any calendar year shall not exceed $100,000. The “fair market value” will be the closing NASDAQ price, or if our common stock is not quoted by NASDAQ, as reported by the National Quotation Bureau, Inc., or a market maker of our common stock, or if the common stock is not quoted by any of the above, by the Board of Directors acting in good faith.

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

Non-Executive Director Stock Option Plans

In January, 2002, our shareholders approved the 2001 Non-Executive Director Stock Option Plan. Options are granted under the 2001 Director Plan until December, 2011 to (i) non-executive directors as defined and (ii) members of any advisory board we may establish who are not full-time employees of us or any of our subsidiaries. Our shareholders were asked to adopt the 2001 Director Plan since the 1992 Non-Executive Director Stock Option Plan, as amended, was to expire in April 2002. Similar to the 1992 Director Plan, under the 2001 Director Plan, each non-executive director will automatically be granted an option to purchase 20,000 shares upon joining the Board and an option to purchase 10,000 shares each September 1st thereafter. Unlike the 1992 Director Plan, however, the 2001 Director Plan provides that the annual non-discretionary grant of options is to be on a pro rata basis, based on the time the director has served during the previous year. The 1992 Director Plan provided for a blanket grant of 10,000 options per year. The term non-executive director refers to those of our directors who is not otherwise a full-time employee of AHC or any subsidiary. In addition, each eligible member of an advisory board will receive, upon joining the advisory board, and on each anniversary of the effective date of his appointment, an option to purchase 5,000 shares of our common stock.

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

As of June 30, 2005, there are outstanding 20,000 options under the 1992 Director Plan and 240,000 options outstanding under the 2001 Director Plan. The options outstanding have exercise prices ranging from $2.25 to $10.58. On September 1, 2005, we granted an aggregate of 55,000 options to our non-employee directors pursuant to the 2001 Director Plan. These options have an exercise price of $3.00 per share.

Back to Contents

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

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS EXCLUDING SECURITIES REFLECTED IN COLUMN (A)

PLAN CATEGORY
Equity Compensation Plans Approved by Stockholders	4,234,498(1)	$5.31	5,076,939(2)

Equity Compensation Plans
Not Approved by Stockholders	N/A	N/A	N/A

Total	4,234,498(1)	$5.31	5,076,939(2)

1.	Includes 10,000 options issued pursuant to our 1992 Employee Stock Option Plan, as amended; 20,000 options issued pursuant to our 1992 Director Stock Option Plan, as amended; 240,000 options issued pursuant to our 2001 Director Stock Option Plan, as amended; and 3,974,498 options issued pursuant to our 2000 Employee Stock Option Plan, as amended; but does not include 55,000 options issued pursuant to our 2001 Director Stock Option Plan on September 1, 2005.

Back to Contents

2.	Consists of 4,716,939 options available for issuance pursuant to our 2000 Employee Stock Option Plan, as amended, and assumes the issuance of 360,000 options pursuant to our 2001 Director Stock Option Plan, as amended, according to the following analysis. The 2001 Director Stock Option Plan does not provide for a cap on the aggregate number of options which may be granted thereunder. All option grants under the 2001 Director Stock Option Plan are non-discretionary; each non-employee director receives an option to purchase 10,000 shares of our common stock each September 1, pro rata, based on the length of such directors service during the preceding year. Accordingly, if the number and identity of our non-employee directors remains constant over the life of the 2001 Director Stock Option Plan, we would issue a total of 360,000 options to our non-employee directors under the 2001 Director Stock Option Plan, which number includes a total of 55,000 options issued on September 1, 2005 pursuant to the 2001 Director Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of September 7, 2005 with respect to (i) each director and each executive officer, (ii) all directors and officers as a group, and (iii) the persons (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of l934), known by us to be the beneficial owner of more than five (5%) percent of our common stock. Shares of common stock subject to options exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.

TYPE OF CLASS	NAME AND ADDRESS OF BENEFICIAL HOLDER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (++)		PERCENTAGE OF CLASS (#)

Common	Surendra Pai	187,500	(1)	*
	c/o Authentidate Holding Corp.
	2165 Technology Drive
	Schenectady, NY 12308

Common	Dennis Bunt	166,065	(2)	*
	c/o Authentidate Holding Corp.
	2165 Technology Drive
	Schenectady, NY 12308

Common	J. Edward Sheridan	50,000	(3)	*
	c/o Authentidate Holding Corp.
	2165 Technology Drive
	Schenectady, NY 12308

Common	Charles Johnston	200,724	(4)	*
	c/o Authentidate Holding Corp.
	2165 Technology Drive
	Schenectady, NY 12308

Common	J. David Luce	979,725	(5)	2.8%
	c/o Authentidate Holding Corp.
	2165 Technology Drive
	Schenectady, NY 12308

Back to Contents

Common	F. Ross Johnson	57,500	(6)	*
	c/o Authentidate Holding Corp.
	2165 Technology Drive
	Schenectady, NY 12308

Common	Roger O. Goldman	52,500	(7)	*
	c/o Authentidate Holding Corp.
	2165 Technology Drive
	Schenectady, NY 12308

Common	Ranjit C. Singh	49,500	(8)	*
	c/o Authentidate Holding Corp.
	2165 Technology Drive
	Schenectady, NY 12308

Common	John J. Waters	185,125	(9)	*
	c/o Authentidate Holding Corp.
	2165 Technology Drive
	Schenectady, NY 12308

Common	Thomas Franceski	214,709	(10)	*
	c/o Authentidate Holding Corp.
	2165 Technology Drive
	Schenectady, NY 12308

Common	Jan C. Wendenburg	153,390	(11)	*
	c/o Authentidate Holding Corp.
	2165 Technology Drive
	Schenectady, NY 12308

Common	Jeffrey Frankel	65,000	(12)	*
	c/o Authentidate Holding Corp.
	2165 Technology Drive
	Schenectady, NY 12308

	Directors/Executive Officers as a group (1)(2)(3)(4)(5)(6)(7)(8)(9)(10)(11)(12)	2,361,738		6.6%

(++)	Unless otherwise indicated below, each director, officer and 5% stockholder has sole voting and sole investment power with respect to all shares that he beneficially owns.

(1)	Includes vested options to purchase 187,500 shares of common stock and excludes unvested options to purchase 212,500 shares of common stock.

(2)	Includes vested options to purchase 165,182 shares of common stock and excludes unvested options to purchase 66,667 shares of common stock.

(3)	Includes vested options to purchase 50,000 shares of common stock.

(4)	Includes vested options to purchase 60,000 shares of Common Stock and the following securities held by J&C Resources, LLC: warrants to purchase 38,462 shares of common stock and 53,692 shares of common stock. Excludes 26,631 shares of common stock owned by CCJ Trust and 20,000 shares of common stock owned by FILIT Trust.

(5)	Includes vested options to purchase 47,500 shares of common stock. Includes warrants to purchase 104,471 shares of common stock and 827,754 shares of common stock owned by Duke 83, LLC.

(6)	Includes vested options to purchase 52,500 shares of common stock.

(7)	Includes vested options to purchase 47,500 shares of common stock.

(8)	Includes vested options to purchase 47,500 shares of common stock.

(9)	Includes vested options to purchase 178,125 shares of common stock and 2,000 shares of common stock owned by Mr. Waters' spouse. Excludes unvested options to purchase 121,875 shares of common stock.

Back to Contents

(10)	Includes vested options to purchase 201,667 shares of common stock and excludes unvested options to purchase 98,333 shares of common stock.

(11)	Includes vested options to purchase 150,000 shares of common stock and excludes unvested options to purchase 25,000 shares of common stock.

(12)	Includes vested options to purchase 53,333 shares of common stock and excludes unvested options to purchase 36,667 shares of common stock.

#	Based on 34,399,161 shares of common stock outstanding as of September 7, 2005.

*	Represents less than 1% of the issued and outstanding shares of common stock as of the date of this table.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed herein, we have not entered into any material transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of our Common Stock.

For information concerning employment agreements with, and compensation of, our executive officers and directors, and for information relating to the severance arrangements we agreed to with our former Chief Executive Officer and former Chief Operating Officer, see the disclosure in the section of this Annual Report on Form 10-K captioned “Employment, Severance and Change of Control Agreements.”

During the 2002 fiscal year we entered into certain loan and security arrangements involving Mr. John T. Botti, our former Chairman and Chief Executive Officer, principally relating to certain obligations to financial institutions secured by Mr. Botti's stock in AHC. We initially established these arrangements in 2001, and agreed to certain modifications in February, 2002, as follows. In January, 2001, we made a loan of $317,000 to Mr. Botti so as to enable him to avoid a margin call on the shares of AHC common stock owned by him that were held in a brokerage account as the Board of Directors believed that failing to do so would have a material adverse impact on the market price of our stock (the “2001 Loan”). The 2001 Loan was collateralized by a lien on all of the shares of AHC owned by Mr. Botti, as well as shares issuable to Mr. Botti upon the exercise of stock options granted to him. On February 14, 2002, we agreed to loan an additional amount of $203,159.07 to Mr. Botti, which loan was also collateralized by a lien on all of shares of AHC owned by Mr. Botti or issuable to him (the “2002 Loan”). The 2001 Loan earned interest at the rate of 9% per annum and was due on January 5, 2003. The 2002 Loan earned interest at the rate of 6% per annum and was being repaid in bi-weekly installments of $5,000. In June 2003, these loans were paid in full in connection with the sale to us by Mr. Botti of the 100 shares of Series A Preferred Stock then owned by him. We agreed to pay Mr. Botti $850,000 for these shares. The shares of Series A Preferred Stock had been appraised at $1,100,000 by an independent nationally recognized appraisal and valuation firm. Payment terms were as follows: $70,000 in cash was paid at closing, $485,000 was offset against the 2002 Loan and 2001 Loan and the balance was paid in monthly installments of $15,000, without interest, beginning in July, 2003. In July 2004, our board of directors approved the repayment of the outstanding balance in full.

ITEM 14.    ACCOUNTING FEES AND SERVICES.

The Board of Directors of Authentidate has selected Eisner LLP, as its independent registered public accounting firm for the current fiscal year. As previously reported, we initially engaged Eisner LLP on April 28, 2005 following our dismissal of PricewaterhouseCoopers LLP on April 13, 2005. During the 2005 fiscal year, the audit services provided by Eisner LLP and PricewaterhouseCoopers LLP consisted of examination of financial statements, services relative to filings with the Securities and Exchange Commission, and consultation in regard to various accounting matters. The following table presents the total fees billed for professional audit and non-audit services rendered by our independent registered public accounting firms for the audit of our annual financial statements for the years ended June 30, 2005 and June 30, 2004, and fees billed for other services rendered by our independent registered public accounting firms during those periods.

Back to Contents

	FISCAL YEAR ENDED JUNE 30, 2005	FISCAL YEAR ENDED JUNE 30, 2004

AUDIT FEES (1)	$248,996	$288,000

AUDIT-RELATED FEES (2)	$125,790	$0

TAX FEES (3)	$75,473	$35,000

ALL OTHER FEES (4)	$67,623	$0

TOTAL	$517,882	$323,000

(1)	Audit services consist of audit work performed in the preparation of financial statements for the fiscal year and for the review of financial statements included in Quarterly Reports on Form 10-Q during the fiscal year, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including consents for registration statement filings, responding to SEC comment letters on annual and quarterly filings and rendering comfort letter on private placement. During the fiscal year ended June 30, 2005, we expensed an aggregate of $44,700 to Eisner LLP and $204,296 to PricewaterhouseCoopers for audit fees.

(2)	Audit-related services consist of assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, agreed upon procedures report and accounting and regulatory consultations. During the fiscal year ended June 30, 2005, we expensed an aggregate of $25,000 to Eisner LLP and $76,147 to PricewaterhouseCoopers for audit-related fees. We also expensed an amount of $24,643 for audit-related services provided by Deloitte & Touche to Authentidate International.

(3)	Tax services consist of all services performed by the independent auditor's tax personnel, except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice. During the fiscal year ended June 30, 2005, all reported amounts were for services provided by PricewaterhouseCoopers.

(4)	Other services consist of those service not captured in the other categories. For the fiscal year ended June 30, 2005, all reported amounts were for services provided by PricewaterhouseCoopers.

Our Audit Committee has determined that the services provided by our independent registered public accounting firms and the fees we expensed for such services has not compromised the independence of our independent auditors.

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. Prior to engagement of the independent auditor for the next year's audit, management will submit a detailed description of the audit and permissible non-audit services expected to be rendered during that year for each of four categories of services described below to the Audit Committee for approval. In addition, management will also provide to the Audit Committee for its approval a fee proposal for the services proposed to be rendered by the independent auditor. Prior to the engagement of the independent auditor, the Audit Committee will approve both the description of audit and permissible non-audit services proposed to be rendered by the independent auditor and the budget for all such services. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service.

Back to Contents

During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires separate pre-approval before engaging the independent registered public accounting firm. To ensure prompt handling of unexpected matters, the Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting. The four categories of services provided by the independent registered public accounting firm are as defined in the footnotes to the fee table set forth above.

Pursuant to Section 10A (i) (2) of the Securities Exchange Act of 1934, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by our independent registered public accounting firm. During the fourth quarter of fiscal 2005, the Audit Committee did not pre-approve the performance of any non-audit services by Eisner LLP.

Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee's Chairman pursuant to delegated authority by the Audit Committee. The Audit Committee has not authorized our independent registered public accounting firm to provide any additional non-audit services.

Back to Contents

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following Financial Statements of AHC are included in Part II, Item 8 of this report:

•	Reports of Independent Registered Public Accounting Firms;

•	Consolidated Balance Sheets as of June 30, 2005 and 2004;

•	Consolidated Statements of Operations for the years ended June 30, 2005, 2004, and 2003;

•	Consolidated Statements of Shareholders' Equity for the years ended June 30, 2005, 2004 and 2003;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003; and

•	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

The following consolidated financial statement schedule for each of the three years in the period ended June 30, 2005 is included pursuant to item 15 (d):

Schedule II, Valuation and Qualifying Accounts

(a)(3)	Exhibits

The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. ss.230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits. Certain portions of exhibits marked with the symbol (++) have been granted confidential treatment by the Securities and Exchange Commission. Such portions were omitted and filed separately with the Securities and Exchange Commission. Certain portions of exhibits marked with the symbol (#) have been omitted and are subject to our request for confidential treatment by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Commission.

Item No.	Description

2.1	Form of Stock Purchase Agreement dated as of March 4, 2002 by and among Authentidate Holding Corp., Authentidate International AG and PFK Acquisition Group I, LLC. (Exhibit 2.1 to Form 8-K dated March 15, 2002).

3.1	Certificate of Incorporation of Bitwise Designs, Inc.-Delaware (Exhibit 3.3.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

3.1.1	Certificate of Designation of Series B Preferred Stock (Exhibit 3.2.1 to Form 10-KSB dated October 4, 1999)

3.1.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

3.1.3	Certificate of Designations, Preferences and Rights and Number of Shares of Series C Convertible Preferred Stock (Exhibit 4.1 to Form 10-Q dated May 14, 2001).

Back to Contents

3.1.4	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series C Convertible Preferred Stock (Exhibit 3.1.4 to Form 10-K dated September 26, 2001).

3.1.5	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series B Convertible Preferred Stock (Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2002).

3.1.6	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit C to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

3.2	By-Laws, as amended (Exhibit 3.2.1 to Form 10-Q for the quarter ended March 31, 2004).

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.2	Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494).

4.3	Form of Warrant issued in connection with Unit Offering (Exhibit 4.12 to Form 10-K dated September 30, 2002).

4.4	Form of Warrant, dated as of October 25, 2002, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated October 25, 2002).

4.5	Form of Warrant, dated as of May, 2003, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated May 30, 2003).

4.6	Form of Warrant, dated as of September 12, 2003, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated September 15, 2003).

4.7	Form of Warrant, dated as of September 22, 2003, issued in connection with private placement (Exhibit 4.1 to Form 8-K dated September 22, 2003).

10.1**	1992 Employee stock option plan (Exhibit 10.10 to Registration Statement on Form S-18, File No. 33-46246-NY).

10.2**	1992 Nonexecutive Directors stock option plan (Exhibit 10.11 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.3	Agreement and Plan of Merger by and among Bitwise Designs, Inc., Bitwise DJS, Inc., certain individuals and DJS Marketing Group, Inc. dated March 6, 1996 (Exhibit 2 to Form 8-K dated March 22, 1996)

10.4++	Joint Venture Agreement between The Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.30 to the Company's Form 10-KSB dated June 30, 2000)

10.5++	Technology License Agreement between The Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.31 to the Company's Form 10-KSB dated June 30, 2000)

10.6**	2000 Employee Stock Option Plan (filed as Exhibit 2 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

10.7	Form of Security Exchange Agreement entered into between Authentidate Holding Corp., Authentidate, Inc. and certain security holders of Authentidate, Inc. (Exhibit 10.15 to the Company's Form 10-K dated September 26, 2001)

10.8	Underlease Agreement of Authentidate, Inc. for a portion of the 43rd Floor at 2 World Financial Center. (Exhibit 10.17 to the Company's Form 10-K dated September 26, 2001)

10.9**	2001 Non-Executive Director Stock Option Plan (filed as Exhibit A to Proxy Statement dated December 18, 2001, as filed with the Commission).

Back to Contents

10.10	Form of Letter of Credit dated as of May 6, 2002 between DJS Marketing Group, Inc. and Transamerica (filed as Exhibit 10.2 to Form 10-Q dated May 15, 2002).

10.11	Form of Unit Purchase Agreement entered into between Authentidate Holding Corp. and certain investors (Exhibit 10.21 to Form 10-K dated September 30, 2002).

10.12	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors (Exhibit 10.22 to Form 10-K dated September 30, 2002).

10.13++	Strategic Alliance Agreement between Authentidate Holding Corp., Authentidate, Inc. and United States Postal Service dated as of July 31, 2002. (Exhibit 10.23 to Form 10-K dated September 30, 2002).

10.14	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of October 25, 2002 (Exhibit 10.1 to Form 8-K dated October 25, 2002).

10.15	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of October 25, 2002 (Exhibit 10.2 to Form 8-K dated October 25, 2002).

10.16	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of May 21, 2003 (Exhibit 10.1 to Form 8-K dated May 30, 2003).

10.17	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of May 21, 2003 (Exhibit 10.2 to Form 8-K dated May 30, 2003)

10.18	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of September 12, 2003 (Exhibit 10.1 to Form 8-K dated September 15, 2003).

10.19	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of September 12, 2003 (Exhibit 10.2 to Form 8-K dated September 15, 2003).

10.20	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and a certain investor, dated as of September 22, 2003 (Exhibit 10.1 to Form 8-K dated September 22, 2003).

10.21	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and a certain investor, dated as of September 22, 2003 (Exhibit 10.2 to Form 8-K dated September 22, 2003).

10.22	Form of Securities Purchase Agreement dated as of January 28, 2004 (Filed as Exhibit 10.1 to Current Report on Form 8-K dated February 5, 2004).

10.23	Form of Registration Rights Agreement (Filed as Exhibit 10.2 to Current Report on Form 8-K dated February 5, 2004).

10.24 #	Agreement among Trac Medical Solutions, Inc., Homecare Association, LLC and bConnected Software, Inc. dated February 12, 2004 (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004). Product Development and License Agreement between Trac Medical Solutions, Inc. and bConnected

10.25 #	Software, Inc. dated February 12, 2004 (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004).

10.26**	2000 Employee Stock Option Plan, as amended (filed as Exhibit B to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

10.27**	Form of Stock Option Award Pursuant to 2000 Employee Stock Option Plan, as amended (filed as Exhibit 10.30.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.28**	2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit D to Definitive Proxy Statement dated December 31, 2003, as filed with the Securities and Exchange Commission).

10.29**	Form of Stock Option Award Pursuant to 2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit 10.31.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

Back to Contents

10.30**	Employment Agreement between John T. Botti and Authentidate Holding Corp. (filed as Exhibit 10.32 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.31**	Offer Letter to Peter R. Smith (filed as Exhibit 10.33 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.32**	Employment Agreement between John J. Waters and Authentidate Holding Corp. (filed as Exhibit 10.1 to Current Report on Form 8-K dated September 20, 2004).

10.33**	Employment Agreement between Surendra Pai and Authentidate Holding Corp. (filed as Exhibit 10.1 to Current Report on Form 8-K dated October 27, 2004).

10.34**	Settlement Agreement and Release between John T. Botti and Authentidate Holding Corp. (filed as Exhibit 10.2 to Quarterly
Report on Form 10-Q for the fiscal quarter ended December 31, 2004).

10.35	Consulting Agreement between John T. Botti and Authentidate Holding Corp. (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004).

10.36**	Settlement Agreement and Release between Peter R. Smith and Authentidate Holding Corp. (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004).

10.37**	Employment Agreement between Jan C. E. Wendenburg and Authentidate Holding Corp. and Authentidate International A.G. (filed as Exhibit 10.1 to Current Report on Form 8-K dated March 23, 2005).

10.38*#	Agreement between Liberty Medical Group, Inc. and Authentidate Holding Corp.

10.39	Lease Agreement dated as of July 5, 2005 between Authentidate Holding Corp. and The Connell Company (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 11, 2005).

14	Code of Ethics (Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

16.1	Letter from PricewaterhouseCoopers LLP to the Registrant filed with the Securities and Exchange Commission dated April 19, 2005 (filed as Exhibit 16.1 to Current Report on Form 8-K dated April 19, 2005).

21*	Subsidiaries of Registrant

23.1*	Consent of Eisner LLP

23.2*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

**	Indicates a management contract or compensatory plan or arrangement.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

By: /s/ Surendra B. Pai

Surendra B. Pai
Chief Executive Officer, President and Director

Dated: September 13, 2005

Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ F. Ross Johnson	Chairman of the Board	September 13, 2005

F. Ross Johnson

/s/ Surendra B. Pai	Chief Executive Officer, President and Director	September 13, 2005

Surendra B. Pai

/s/ J. Edward Sheridan	Director	September 13, 2005

J. Edward Sheridan

/s/ Charles J. Johnston	Director	September 13, 2005

Charles J. Johnston

/s/ J. David Luce	Director	September 13, 2005

J. David Luce

/s/ Ranjit C. Singh	Director	September 13, 2005

Ranjit C. Singh

/s/ Roger O. Goldman	Director	September 13, 2005

Roger O. Goldman

/s/ John J. Waters	Executive Vice President – Chief Administrative Officer and Director	September 13, 2005

John J. Waters

/s/ Dennis H. Bunt	Chief Financial Officer and Principal Accounting Officer	September 13, 2005

Dennis H. Bunt

Back to Contents

EXHIBIT INDEX

The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. ss.230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits. Certain portions of exhibits marked with the symbol (++) have been granted confidential treatment by the Securities and Exchange Commission. Such portions were omitted and filed separately with the Securities and Exchange Commission. Certain portions of exhibits marked with the symbol (#) have been omitted and are subject to our request for confidential treatment by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Commission.

Item No.	Description

2.1	Form of Stock Purchase Agreement dated as of March 4, 2002 by and among Authentidate Holding Corp., Authentidate International AG and PFK Acquisition Group I, LLC. (Exhibit 2.1 to Form 8-K dated March 15, 2002).

3.1	Certificate of Incorporation of Bitwise Designs, Inc. – Delaware (Exhibit 3.3.1 to Registration Statement on Form S-18, File No.33-46246-NY)

3.1.1	Certificate of Designation of Series B Preferred Stock (Exhibit 3.2.1 to Form 10-KSB dated October 4, 1999)

3.1.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

3.1.3	Certificate of Designations, Preferences and Rights and Number of Shares of Series C Convertible Preferred Stock (Exhibit 4.1 to Form 10-Q dated May 14, 2001).

3.1.4	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series C Convertible Preferred Stock (Exhibit 3.1.4 to Form 10-K dated September 26, 2001).

3.1.5	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series B Convertible Preferred Stock (Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2002).

3.1.6	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit C to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

3.2	By-Laws, as amended (Exhibit 3.2.1 to Form 10-Q for the quarter ended March 31, 2004).

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.2	Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494).

4.3	Form of Warrant issued in connection with Unit Offering (Exhibit 4.12 to Form 10-K dated September 30, 2002).

4.4	Form of Warrant, dated as of October 25, 2002, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated October 25, 2002).

4.5	Form of Warrant, dated as of May, 2003, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated May 30, 2003).

4.6	Form of Warrant, dated as of September 12, 2003, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated September 15, 2003).

4.7	Form of Warrant, dated as of September 22, 2003, issued in connection with private placement (Exhibit 4.1 to Form 8-K dated September 22, 2003).

Back to Contents

10.1**	1992 Employee stock option plan (Exhibit 10.10 to Registration Statement on Form S-18, File No. 33-46246-NY).

10.2**	1992 Nonexecutive Directors stock option plan (Exhibit 10.11 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.3	Agreement and Plan of Merger by and among Bitwise Designs, Inc., Bitwise DJS, Inc., certain individuals and DJS Marketing Group, Inc. dated March 6, 1996 (Exhibit 2 to Form 8-K dated March 22, 1996)

10.4++	Joint Venture Agreement between The Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.30 to the Company's Form 10-KSB dated June 30, 2000)

10.5++	Technology License Agreement between The Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.31 to the Company's Form 10-KSB dated June 30, 2000)

10.6**	2000 Employee Stock Option Plan (filed as Exhibit 2 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

10.7	Form of Security Exchange Agreement entered into between Authentidate Holding Corp., Authentidate, Inc. and certain security holders of Authentidate, Inc. (Exhibit 10.15 to the Company's Form 10-K dated September 26, 2001)

10.8	Underlease Agreement of Authentidate, Inc. for a portion of the 43rd Floor at 2 World Financial Center. (Exhibit 10.17 to the Company's Form 10-K dated September 26, 2001)

10.9**	2001 Non-Executive Director Stock Option Plan (filed as Exhibit A to Proxy Statement dated December 18, 2001, as filed with the Commission).

10.10	Form of Letter of Credit dated as of May 6, 2002 between DJS Marketing Group, Inc. and Transamerica (filed as Exhibit 10.2 to Form 10-Q dated May 15, 2002).

10.11	Form of Unit Purchase Agreement entered into between Authentidate Holding Corp. and certain investors (Exhibit 10.21 to Form 10-K dated September 30, 2002).

10.12	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors (Exhibit 10.22 to Form 10-K dated September 30, 2002).

10.13++	Strategic Alliance Agreement between Authentidate Holding Corp., Authentidate, Inc. and United States Postal Service dated as of July 31, 2002. (Exhibit 10.23 to Form 10-K dated September 30, 2002).

10.14	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of October 25, 2002 (Exhibit 10.1 to Form 8-K dated October 25, 2002).

10.15	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of October 25, 2002 (Exhibit 10.2 to Form 8-K dated October 25, 2002).

10.16	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of May 21, 2003 (Exhibit 10.1 to Form 8-K dated May 30, 2003).

10.17	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of May 21, 2003 Exhibit 10.2 to Form 8-K dated May 30, 2003)

10.18	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of September 12, 2003 (Exhibit 10.1 to Form 8-K dated September 15, 2003).

10.19	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of September 12, 2003 (Exhibit 10.2 to Form 8-K dated September 15, 2003).

10.20	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and a certain investor, dated as of September 22, 2003 (Exhibit 10.1 to Form 8-K dated September 22, 2003).

Back to Contents

10.21	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and a certain investor, dated as of September 22, 2003 (Exhibit 10.2 to Form 8-K dated September 22, 2003).

10.22	Form of Securities Purchase Agreement dated as of January 28, 2004 (Filed as Exhibit 10.1 to Current Report on Form 8-K dated February 5, 2004).

10.23	Form of Registration Rights Agreement (Filed as Exhibit 10.2 to Current Report on Form 8-K dated February 5, 2004).

10.24#	Agreement among Trac Medical Solutions, Inc., Homecare Association, LLC and bConnected Software, Inc. dated February 12, 2004 (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004). Product Development and License Agreement between Trac Medical Solutions, Inc. and bConnected

10.25#	Software, Inc. dated February 12, 2004 (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004).

10.26**	2000 Employee Stock Option Plan, as amended (filed as Exhibit B to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

10.27**	Form of Stock Option Award Pursuant to 2000 Employee Stock Option Plan, as amended (filed as Exhibit 10.30.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.28**	2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit D to Definitive Proxy Statement dated December 31, 2003, as filed with the Securities and Exchange Commission).

10.29**	Form of Stock Option Award Pursuant to 2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit 10.31.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.30**	Employment Agreement between John T. Botti and Authentidate Holding Corp. (filed as Exhibit 10.32 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.31**	Offer Letter to Peter R. Smith (filed as Exhibit 10.33 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.32**	Employment Agreement between John J. Waters and Authentidate Holding Corp. (filed as Exhibit 10.1 to Current Report on Form 8-K dated September 20, 2004).

10.33**	Employment Agreement between Surendra Pai and Authentidate Holding Corp. (filed as Exhibit 10.1 to Current Report on Form 8-K dated October 27, 2004).

10.34**	Settlement Agreement and Release between John T. Botti and Authentidate Holding Corp. (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004).

10.35**	Consulting Agreement between John T. Botti and Authentidate Holding Corp. (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004).

10.36**	Settlement Agreement and Release between Peter R. Smith and Authentidate Holding Corp. (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004).

10.37**	Employment Agreement between Jan C. E. Wendenburg and Authentidate Holding Corp. and Authentidate International A.G. (filed as Exhibit 10.1 to Current Report on Form 8-K dated March 23, 2005).

10.38*#	Agreement between Liberty Medical Group, Inc. and Authentidate Holding Corp.

10.39	Lease Agreement dated as of July 5, 2005 between Authentidate Holding Corp. and The Connell Company (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 11, 2005).

14	Code of Ethics (Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

16.1	Letter from PricewaterhouseCoopers LLP to the Registrant filed with the Securities and Exchange Commission dated April 19, 2005 (filed as Exhibit 16.1 to Current Report on Form 8-K dated April 19, 2005).

Back to Contents

21*	Subsidiaries of Registrant

23.1*	Consent of Eisner LLP

23.2*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

** Indicates a management contract or compensatory plan or arrangement.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES INDEX JUNE 30, 2005, 2004 AND 2003

PAGE(S)

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-1 – F-3

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Shareholders’ Equity	F-6 – F-7

Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-9 – F-40

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Authentidate Holding Corp.

We have audited the accompanying consolidated balance sheet of Authentidate Holding Corp. and subsidiaries (the “Company”) as of June 30, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Authentidate Holding Corp. and subsidiaries as of June 30, 2005, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

In connection with our audit of the financial statements referred to above, we audited Schedule II-Valuations and Qualifying Accounts. In our opinion this schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Authentidate Holding Corp.’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 2, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ Eisner LLP

New York, New York
September 2, 2005

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Authentidate Holding Corp.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Authentidate Holding Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Authentidate Holding Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Authentidate Holding Corp. maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, Authentidate Holding Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Authentidate Holding Corp. and subsidiaries as of June 30, 2005 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended and our report dated September 2, 2005, expressed an unqualified opinion on these consolidated financial statements.

/s/ Eisner LLP

New York, New York
September 2, 2005

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Authentidate Holding Corp. and Subsidiaries

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Authentidate Holding Corp. and Subsidiaries at June 30, 2004, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pricewaterhouse Coopers LLP

Albany, New York
September 3, 2004, except for the paragraph appearing under “Revisions in the Classification of Certain Securities” in Note 1, as to which the date is August 16, 2005.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS JUNE 30, 2005 AND 2004

	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$6,429,210	$25,064,823
Restricted cash	141,947	365,116
Marketable securities	56,075,000	48,925,000
Accounts receivable, net of allowance for doubtful accounts of $406,877 and $420,916 at June 30, 2005 and 2004, respectively	3,230,822	3,039,044
Due from related parties	682	—
Inventories	303,678	125,206
Prepaid expenses and other current assets	478,159	474,309

Total current assets	66,659,498	77,993,498
Property and equipment, net	3,878,750	3,396,454
Other assets:
Software development costs, net of accumulated amortization of $1,758,200 and $3,950,487 at June 30, 2005 and 2004	411,775	497,977
Goodwill	7,340,736	11,616,736
Other intangible assets, net	663,397	727,763
Investment in affiliate	750,000	—
Other assets	4,449	4,448

Total assets	$79,708,605	$94,236,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,336,840	$859,360
Accrued expenses and other current liabilities	2,739,553	1,838,860
Deferred revenue	2,059,427	1,881,277
Current portion of obligations under capital leases	23,903	69,968
Current portion of long-term debt	48,000	208,239
Line of credit	429,756	571,622
Income taxes payable	15,743	6,130

Total current liabilities	6,653,222	5,435,456
Long-term debt, net of current portion	—	48,000
Long-term deferred revenue	446,250	—
Other long-term accrued liabilities	243,520	—
Obligations under capital leases, net of current portion	3,909	35,421

Total liabilities	7,346,901	5,518,877

Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value, 5,000,000 shares authorized Series B - 28,000 shares issued and outstanding at June 30, 2005 and June 30, 2004	2,800	2,800
Common stock, $.001 par value; 75,000,000 shares authorized, 34,399,161 issued and outstanding at June 30, 2005 and 40,000,000 shares authorized, 32,951,656 shares issued and outstanding at June 30, 2004	34,399	32,952
Additional paid-in capital	160,488,500	157,602,589
Accumulated deficit	(88,100,574)	(68,846,528)
Accumulated comprehensive loss	(63,421)	(73,814)

Total shareholders’ equity	72,361,704	88,717,999

Total liabilities and shareholders’ equity	$79,708,605	$94,236,876

The accompanying notes are an integral part of the consolidated financial statements.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED JUNE 30, 2005, 2004 AND 2003

	2005	2004	2003

Net sales
Products	$16,196,913	$17,886,219	$24,143,959
Services	1,356,525	1,355,852	1,142,512

Total net sales	17,553,438	19,242,071	25,286,471

Cost of sales
Products	8,444,464	11,900,718	18,575,474
Services	561,249	511,865	594,362

Total cost of sales	9,005,713	12,412,583	19,169,836

Gross profit	8,547,725	6,829,488	6,116,635

Selling, general and administrative expenses	21,476,932	14,032,170	12,600,901
Product development expenses	3,139,381	2,377,613	2,534,777
Goodwill and intangible impairment	4,767,000	1,178,765	—

Total operating expenses	29,383,313	17,588,548	15,135,678

Loss from operations	(20,835,588)	(10,759,060)	(9,019,043)

Other income (expense)
Interest and other income	1,678,263	1,304,354	572,481
Interest expense	(15,913)	(6,231,981)	(871,856)
Equity in net loss of affiliated companies	—	—	(514,427)

	1,662,350	(4,927,627)	(813,802)

Loss before income taxes	(19,173,238)	(15,686,687)	(9,832,845)
Income tax (expense) benefit	(10,808)	17,494	(6,464)

Net loss	$(19,184,046)	$(15,669,193)	$(9,839,309)

Per share amounts
Basic and diluted loss per common share	$(.57)	$(.59)	$(.50)

The accompanying notes are an integral part of the consolidated financial statements.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY YEAR ENDED JUNE 30, 2005, 2004 AND 2003

	PREFERRED STOCK		COMMON STOCK

	NUMBER OF SHARES	$.10 PAR VALUE	NUMBER OF SHARES	$.001 PAR VALUE	PAID-IN CAPITAL	ACCU- MULATED DEFICIT	OTHER EQUITY	TRANS- LATION ADJUS- TMENT	TOTAL SHARE- HOLDERS’ EQUITY	COMPRE- HENSIVE INCOME (LOSS)

BALANCE JUNE 30, 2002	32,100	$3,210	19,308,594	$19,309	$61,376,632	($42,999,497)	($507,431)	$53,111	$17,945,334	$(9,898,291)

Exercise of stock warrants			3,000	3	3,297				3,300
Exercise of stock options			94,257	94	209,440				209,534
Convert Series C preferred stock to common stock	(400)	(40)	82,560	82	(42)				—
Warrants for services					256,283				256,283
Cost to register common shares					(64,672)				(64,672)
Cash and stock dividends to Series B and Series C preferred shareholders			61,996	62	155,921	(223,706)			(67,723)
Repayment of note receivable - shareholder							507,431		507,431
Currency translation adjustment								(62,160)	(62,160)	(62,160)
Buy back Series A preferred shares	(100)	(10)			(849,990)				(850,000)
Offering expenses					(85,000)				(85,000)
Private equity offering			660,077	660	1,999,375				2,000,035
Convertible debenture interest paid in common shares			47,690	48	143,618				143,666
Debt discount related to issuance of convertible debentures, net of
issuance costs ($163,968)					3,433,931				3,433,931
Purchase minority interest, Trac Medical			130,000	130	337,870				338,000
Net loss						(9,839,309)			(9,839,309)	(9,839,309)

BALANCE JUNE 30, 2003	31,600	3,160	20,388,174	20,388	66,916,663	(53,062,512)	—	(9,049)	13,868,650	$(9,901,469)

The accompanying notes are an integral part of the consolidated financial statements.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY YEARS ENDED JUNE 30, 2005, 2004 AND 2003

	PREFERRED STOCK		COMMON STOCK

	NUMBER OF SHARES	$.10 PAR VALUE	NUMBER OF SHARES	$.001 PAR VALUE	PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	OTHER EQUITY	TRANS- LATION ADJUST- MENT	TOTAL SHARE- HOLDERS’ EQUITY	COMPRE- HENSIVE INCOME (LOSS)

BALANCE JUNE 30, 2003	31,600	$3,160	$20,388,174	$20,388	$66,916,663	$(53,062,512)	—	$(9,049)	$13,868,650	$(9,901,469)

Exercise of stock warrants			2,003,455	2,003	5,459,078				5,461,081
Exercise of stock options			896,496	897	3,673,493				3,674,390
Convert Series C preferred
stock to common stock	(3,600)	(360)	743,034	743	(383)				—
Options and warrants for services					756,058				756,058
Cost to register common shares					(92,717)				(92,717)
Convert debt to common stock			3,351,527	3,352	8,891,948				8,895,300
Currency translation adjustment								(64,765)	(64,765)	(64,765)
Cost of private equity offerings					(561,483)				(561,483)
Private equity offerings			5,527,037	5,527	69,865,061				69,870,588
Convertible debenture
interest paid in common shares			39,543	40	117,205				117,245
Debt discount and beneficial conversion
feature related to issuance of convertible
debentures, net of issuance costs					2,288,329				2,288,329
Deferred financing costs					276,839				276,839
Preferred stock dividends						(114,823)			(114,823)
Restricted shares compensation			2,390	2	12,498				12,500
Net loss						(15,669,193)			(15,669,193)	(15,669,193)

BALANCE JUNE 30, 2004	28,000	2,800	32,951,656	32,952	157,602,589	(68,846,528)	—	(73,814)	88,717,999	$(15,733,958)

Exercise of stock warrants			840,657	841	1,370,695				1,371,536
Exercise of stock options			600,619	600	823,249				823,849
Options and warrants for services					640,317				640,317
Cost to register common shares					(9,977)				(9,977)
Currency translation adjustment								10,393	10,393	10,393
Preferred stock dividends			6,229	6	61,627	(70,000)			(8,367)
Net loss						(19,184,046)			(19,184,046)	(19,184,046)

BALANCE JUNE 30, 2005	28,000	$2,800	34,399,161	$34,399	$160,488,500	($88,100,574)	—	($63,421)	$72,361,704	$(19,173,653)

The accompanying notes are an integral part of the consolidated financial statements.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW YEARS ENDED JUNE 30, 2005, 2004 AND 2003

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,184,046)	$(15,669,193)	$(9,839,309)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,439,574	1,159,713	1,886,085
Provision for doubtful accounts receivable	46,481	74,908	58,688
Equity in net loss of affiliated companies	—	—	514,427
Amortization of deferred financing costs and debt discount	—	5,942,586	537,172
Interest paid in stock	—	117,245	143,666
Dividends paid in stock	61,633	—	—
Non-cash compensation and other	640,317	756,058	160,154
Goodwill impairment	4,276,000	1,178,765	—
Impairment of other intangible assets	491,000	—	—
NYS Grant income	—	(732,000)	—
Restricted shares non-cash compensation	—	12,500	—
Changes in operating assets and liabilities, net of business acquired
Accounts receivable and due from related parties	(238,941)	530,547	596,728
Inventories	(172,979)	67,895	286,601
Prepaid expenses and other current assets	(3,850)	(405,060)	54,518
Accounts payable, accrued expenses and other current liabilities	1,378,453	(818,090)	(333,056)
Deferred revenue	624,400	1,143,111	738,166
Income taxes payable	9,613	(18,713)	7,043

Net cash used in operating activities	(10,632,345)	(6,659,728)	(5,189,117)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	223,169	(365,116)	—
Purchases of property and equipment	(1,251,529)	(241,897)	(283,903)
Other intangible assets acquired	(362,472)	(491,903)	(93,780)
Software development costs	(528,794)	(433,794)	(296,197)
Note receivable	—	—	350,000
Investment in affiliated companies	(750,000)	—	(220,000)
Purchase of marketable securities	(7,150,000)	(48,925,000)	—
Acquisition of business, net of cash acquired	(125,000)	—	—
Other, net	(1)	22,847	(97,999)

Net cash used in investing activities	(9,944,627)	(50,434,863)	(641,879)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private equity offerings	—	69,553,236	1,955,035
Stock warrants exercised	1,371,536	5,461,081	3,300
Stock options exercised	823,849	3,674,390	209,535
Dividends paid	(35,000)	(70,000)	(35,000)
Sale of convertible debentures, net of issuance costs ($100,378 in 2004, $163,968 in 2003)	—	2,369,622	6,261,332
Principal payments on obligations under capital leases	(77,577)	(120,187)	(121,935)
Payment of registration costs	(9,976)	(92,717)	(64,672)
Net payments under line of credit	(141,866)	(306,241)	(875,531)
Deferred financing costs	—	(137,300)	(142,000)
Principal payments on long-term debt	—	(280,000)	(35,815)
Payment of mortgage	—	(1,281,700)	—
Purchase Series A preferred shares	—	—	(70,000)
Other	—	(6,451)	—

Net cash provided by financing activities	1,930,966	78,763,733	7,084,249

Effect of exchange rate changes on cash flows	10,393	(64,765)	(62,160)

Net (decrease) increase in cash and cash equivalents	(18,635,613)	21,604,377	1,191,093
Cash and cash equivalents, beginning of year	25,064,823	3,460,446	2,269,353

Cash and cash equivalents, end of year	$6,429,210	$25,064,823	$3,460,446

The accompanying notes are an integral part of the consolidated financial statements.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING PRINCIPLES
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America

PRINCIPLES OF CONSOLIDATION
The financial statements include the accounts of Authentidate Holding Corp. and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments where the Company does not exercise significant influence over the investee are accounted for under the cost method.

CASH EQUIVALENTS
The Company considers all highly liquid debt instruments with maturities not exceeding three months when purchased to be cash equivalents. At June 30, 2005 and 2004, cash equivalents were composed primarily of investments in high quality short term investments such as commercial paper and overnight interest bearing deposits.

MARKETABLE SECURITIES
The Company’s marketable securities are generally comprised of auction rate securities. These investments are generally rated AAA or AA by one or more national rating agencies. The auction rate securities have contractual maturities of up to 30 years. The auction rate securities the Company invests in generally have interest re-set dates that occur every 7 or 28 days and despite the long-term nature of their stated contractual maturity, we have the ability to quickly liquidate these securities at ongoing auctions every 28 days or less. The Company classifies its investments in auction rate securities as “available for sale.” These investments are recorded at cost which approximates fair market value due to their variable interest rates, which typically reset every 7 or 28 days. As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from its current investments. All income generated from these current investments was recorded as interest income. Because the Company does not hold any one auction rate security longer than one year they have been classified as a current asset.

REVISIONS IN THE CLASSIFICATION OF CERTAIN SECURITIES
On the Company’s 2004 Annual Report on Form 10K/A, the Company reclassified $48,925,000 of auction rate securities from cash and cash equivalents to marketable securities on its June 30, 2004 Balance Sheet. In addition a reclass was made on the Company’s 2004 Statement of Cash Flows to present the purchase of auction rate securities as an investing activity in the amount of $48,925,000. No revisions were made to the Statement of Operations or the Statement of Shareholders’ Equity.

ACCOUNTS RECEIVABLE
Accounts receivable represents receivables net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience and other currently available evidence. Due from related parties is generally comprised of travel and other advances to employees.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

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

PROPERTY AND EQUIPMENT
Property and equipment (including assets held under capital leases) are stated at cost. Depreciation and amortization are determined using the straight-line method. Estimated useful lives of the assets range from three to forty years.

Repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is recognized.

SOFTWARE DEVELOPMENT COSTS
Software development and modification costs incurred subsequent to establishing technological feasibility are capitalized and amortized based on anticipated revenue for the related product with an annual minimum equal to the straight-line amortization over the remaining economic life of the related products (generally three years). Software development costs capitalized during 2005, 2004 and 2003 amounted to approximately $529,000, $434,000 and $296,000, respectively. Amortization expense related to software development costs for the years ended June 30, 2005, 2004 and 2003 was approximately $402,000, $291,000 and $1,103,000, respectively. These expenses are included in cost of sales. In fiscal 2005 we recorded an impairment charge of $213,170 to Trac Medical capitalized software development costs, which is further explained below under Goodwill.

GOODWILL
Goodwill is reviewed for impairment annually or whenever events such as significant changes in the business climate, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year. The Company completed its annual impairment test in the fourth quarter of 2005, using a discounted cash flow model for all reporting units, and these tests resulted in a goodwill impairment charge for Authentidate, Inc. of $3,938,000 and a goodwill impairment charge of $338,000 for Trac Medical. Additionally we recorded an impairment charge to other long-term intangible assets of $277,830 and to capitalized software development costs of $213,170 in Trac Medical. These write-offs resulted from the Company’s analysis that the sales and income growth during the fiscal year ending June 30, 2005 was not as great as originally anticipated thus reducing expectations of growth for the next year compared to similar analysis conducted in the past. For the year ended June 30, 2004 the tests determined that a write-off of goodwill of $1,178,765 was required in the DJS reporting unit. The DJS goodwill write-off was required due to the growth slow-down in the technology sector causing DJS’s 2004 operating results to fall short of management’s expectations. As a result, the Company reduced DJS’s cash flow and operating results forecast for future periods. The goodwill balances for each reporting unit below are not tax deductible. The changes in the carrying amount of goodwill for the years ended June 30, 2005 and 2004 are as follows:

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

	DJS	Authentidate	AG	Trac Med	Total

Balance June 30, 2003	$1,178,765	$3,987,571	$7,291,165	$338,000	$12,795,501
Writeoff of goodwill	(1,178,765)				(1,178,765)

Balance June 30, 2004	—	3,987,571	7,291,165	338,000	11,616,736
Activity in 2005		(3,938,000)		(338,000)	($4,276,000)

Balance June 30, 2005	$—	$49,571	$7,291,165	$—	$7,340,736

The Authentidate and AG reporting units have generated significant operating losses, since inception. The recoverability of the goodwill of the Authentidate and AG reporting units is predicated on the reporting units’ ability to execute their business plans and achieve forecasted operating results prepared by management. If a reporting unit is unsuccessful in executing its business plan and achieving its forecasted results over the next twelve months, the reporting unit may be required to record additional impairment charges for goodwill and other long-lived assets.

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

REVENUE RECOGNITION
Revenue from the sale of products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. Service revenue is recognized as services are provided. The Company enters into transactions that represent multiple-element arrangements. These arrangements may include combinations of software licensing, postcontract customer support, software upgrades, transactions, set-up fees, hosting fees and credentialing fees. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met: the delivered item has value to the customer on a stand alone basis; there is objective and reliable evidence of the fair value of the undelivered items in the arrangement; and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered item is considered probable and substantially in the control of the Company. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement. If these criteria are met the Company allocates total revenue among the elements based on the sales price of each element when sold separately or based on the fair value of each element if they are not sold separately which is referred to as vendor specific objective evidence or VSOE.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

The Company’s Document Solutions Segment has significant revenue from multiple element arrangements. Docstar sales include computer systems with loaded software (including the perpetual software license) as one deliverable and Docstar Softcare (TM) as an additional deliverable. Each of these deliverables are separately sold products and therefore have vendor-specific objective evidence of fair value. In some cases the deliverable is just the software and license with no computer. Docstar Softcare is a one year postcontract customer support and upgrade product. The Company recognizes revenue on the system and perpetual software license when the product is shipped and title passes to the customer. The Softcare deliverable is considered a when-and-if-available element. Softcare revenue is recognized ratably over the one year contract. Revenue is allocated to each element based on the prices of these two elements when sold separately.

The System Integration Segment revenue is mainly derived from the sale of computer hardware and does not generally involve multiple elements. Revenue is recognized when the hardware is shipped and title passes to the customer. This segment also has professional services revenue and this revenue is recognized when the services are completed and accepted by the customer. In some cases this segment may have a multiple element transaction when professional services and hardware are both sold to the customer. The hardware revenue is recognized when it’s shipped to the customer and the professional services portion is recognized when the services are completed and accepted by the customer. Revenue for each element is allocated based on the sales price the Company charges for these elements when sold separately (VSOE).

The Security Software Solutions Segment may have multiple element sales and the separate elements may include licensing, maintenance, set-up, support, transaction fees and hosting services. The Company’s Trac Medical subsidiary generally enters into sales contracts of one year. These contracts which require customer set-up, may contain elements including software hosting, licensing, credentialing, transaction and postcontract customer support elements. Additionally, these contracts contain a prepaid transaction element and any unused transactions may be carried over provided the customer renews their contract for another year. As this service/product is new there is no evidence of value for any element, VSOE has not been established. Additionally, under these arrangements, all elements of the contract are being provided and / or accessed by the customer over our hosting site on a monthly basis over the estimated term of the contract. Therefore, revenue is deferred until set-up is complete and then recognized ratably over the estimated term of the contract.

With regard to the Company’s Authentidate Inc. product, the Electronic Post Mark (EPM), revenue is recognized on the sale of EPMs to the USPS as EPMs are used by the end-user customer. With regard to the Company’s Authentidate AG subsidiary some revenue contracts may involve multiple element arrangements and because the elements cannot be separated into more than one unit of accounting the revenue is deferred and recognized ratably over the life of the contract which is generally one year. The multiple elements may include license fees, support fees, professional services, time stamp fees and maintenance fees. AG may also receive revenue from professional services (without other elements) and such revenue is recognized as the professional services are completed and accepted by the customer.

WARRANTY PROVISIONS
The Company provides a one-year warranty on hardware products it assembles in its Document Solutions Segment. On products distributed for other manufacturers, the original manufacturer warranties the product. Warranty expense was not significant to any of the years presented.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

ADVERTISING EXPENSES
The Company recognizes advertising expenses as incurred. Advertising expense for 2005, 2004 and 2003 was approximately $758,000, $778,000 and $461,000, respectively.

PRODUCT DEVELOPMENT EXPENSES
These costs represent research and development expense and include salary and benefits, professional and consultant fees, amortization of licenses and supplies.

CURRENCY TRANSLATION ADJUSTMENT
Assets and liabilities of non-U.S. operations are translated at the exchange rate on the balance sheet date generally and the income statements are translated at the average rates of exchange for the year. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in “Comprehensive Income (Loss)” and accumulated in shareholders’ equity in the caption “Accumulated Comprehensive Income (Loss)”. The “currency translation adjustment” balance at June 30, 2005 and 2004 was $63,421 and $73,814, respectively.

ESTIMATES AND ASSUMPTIONS
Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosures of contingent assets and liabilities. Examples include estimates of loss contingencies and product life cycles and assumptions such as elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions. We have based our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances and we evaluate our estimates on a regular basis and make changes accordingly. Historically, our estimates relative to our critical accounting estimates have not differed materially from actual results; however, actual results may differ from these estimates under different conditions. If actual results differ from these estimates and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated statement of income, and in certain situations, could have a material adverse effect on liquidity and our financial condition.

With regard to revenue recognition, revenue from the sale of products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. Service revenue is recognized as such services are provided. We enter into transactions that represent multiple-element arrangements. Those arrangements include combinations of licensing, transactions, set-up, maintenance, support and hosting services. Multiple-element transactions are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met (a) the delivered item has value to the customer on a stand alone basis; (b) there is objective and reliable evidence of the fair value of the undelivered item; and (c) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the delivered item is considered probable and substantially in the control of the Company. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about future demand and market conditions. We make estimates on the future recoverability of capitalized goodwill in the Security Software Solutions Segment which is highly dependent on the future success of the marketing and sales of this segment. We record a valuation allowance against deferred tax assets when we believe it is more likely than not that such deferred tax assets will not be realized.

STOCK-BASED COMPENSATION
The Company applies Accounting Principles Board Opinion No. 25 (APB No. 25) in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in the Company’s financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. However, compensation cost has been recognized for warrants granted to non-employees for services provided. The Company has also adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black Scholes option-pricing model. Had the Company recorded compensation expense for the fair value of stock options, net loss and loss per share would have been affected as indicated by the pro forma amounts below.

	2005	2004	2003

Net loss
Applicable to common shareholders	$(19,254,046)	$(15,784,016)	$(10,063,015)
Add: Total stock-based employee compensation expense determined under fair value method	(3,906,472)	(4,201,473)	(1,981,504)
Deduct: Stock-based employee compensation charged to operations	—	190,000	—

Pro forma	$(23,160,518)	$(19,795,489)	$(12,044,519)

Basic and diluted loss per share
As reported	$(0.57)	$(0.59)	$(0.50)
Pro forma	$(0.68)	$(0.73)	$(0.60)

The weighted average fair value of each option granted under the Company’s employee option plans during fiscal 2005, 2004 and 2003 was $1.55, $2.11 and $.60, respectively. These amounts were determined using the Black Scholes option-pricing model, which values options based on the stock price at the grant date, the exercise price of the option, the expected life of the option, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option. The dividend yield was zero in 2005, 2004 and 2003. The expected volatility was based on the historic stock prices and was 96.0%, 96.4% and 95.3% for 2005, 2004 and 2003, respectively. The risk-free interest rate was the rate available at the grant date on zero coupon U.S. government issues with a term equal to the remaining term for each grant. The risk-free rate ranged from 3.4% to 4.2% in 2005, 3.0% to 4.4% in 2004 and 3.0% to 5.1% in 2003, respectively. The expected life of the options was estimated based on the exercise history from previous grants and is estimated to be 3 to 5 years.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

In December 2004, the FASB revised FAS No. 123 and issued FAS No. 123R, Share Based Payment. Beginning in the fiscal year ending June 30, 2006 the statement requires companies to measure and recognize compensation expense associated with share-based payments to employees and directors in the financial statements based on their fair values. The Company adopted FAS 123R on July 1, 2005 and will apply the provisions of the statement prospectively for any newly issued, modified, or settled award after the date of initial adoption, as well as for any awards that were granted prior to the adoption date for which the requisite service has not been provided as of the adoption date. The Company intends to continue to use the Black Scholes option-pricing model to calculate total stock compensation expense.

The Company expects that the total stock compensation expense in 2006 will be material and similar to the 2005 and 2004 pro-forma stock compensation expense, depending on the number and terms of new options granted, the exercise of existing options, the expected volatility, expected life, the dividend yield and risk free rate of return in the future.

CONCENTRATIONS OF CREDIT RISK
Financial instruments which subject the Company to concentrations of credit risk consist of cash and cash equivalents, marketable securities and trade accounts receivable. To reduce credit risk, the Company places its investments with several high credit quality financial institutions and typically invests in AA or better rated investments. The Company’s credit customers are not concentrated in any specific industry or business. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

At June 30, 2005, there was one customer whose accounts receivable balance was approximately 10% of total accounts receivable. At June 30, 2004, there were two customers whose accounts receivable balance exceeded 10% of total accounts receivable.

During the fiscal year ended June 30, 2005, no customers accounted for more than 10% of consolidated sales. During the fiscal year ended June 30, 2004, one DJS customer accounted for approximately 22% of consolidated net sales and represented approximately $296,000 of the $6.8 million gross profit. During the fiscal year ended June 30, 2003, another DJS customer accounted for approximately 50% of consolidated net sales and represented approximately $625,000 of the $6.1 million in gross profit. Sales to these DJS customers were primarily low margin computer hardware sales.

INVESTMENT IN AFFILIATES:
In fiscal 2005 the Company invested $750,000 in an unaffiliated third party, Health Fusion, Inc. in connection with a strategic relationship established with this company. In the event Health Fusion achieves certain financial and other performance objectives the Company has the right to invest another $750,000. The Company owns approximately 3.7% of the outstanding stock of Health Fusion and accounts for this investment using the cost method.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

Also, during fiscal 2005, we acquired Cryptcom Securities, Inc., in an asset purchase arrangement for $125,000. As a part of this acquisition we assumed certain liabilities and also assumed the performance on several customer contracts. We employed three employees from Crtypcom Securities, Inc. The Cryptcom business is reported as part of our Security Software Solutions Segment. As part of the asset purchase agreement we are obligated to pay an additional $425,000 in the event certain financial measures are achieved by this group. Additionally, we will pay an “earn-out” equal to a percentage of net income based on the performance of this group, commencing on the earlier of December 6, 2007 or the fiscal year immediately following the fiscal year during which the additional purchase price, $425,000, has been earned, and following for a term of five years from either date. The purchase price was allocated to long-term intangible assets.

2. DESCRIPTION OF BUSINESS AND BUSINESS CONTINUITY

Authentidate Holding Corp. (AHC) and its subsidiaries Authentidate, Inc. (Authentidate), Authentidate International, AG (AG), DJS Marketing Group, Inc. (DJS), and Trac Medical Solutions, Inc. (Trac Med), collectively referred to as the “Company” , are engaged in the following businesses. These divisions are separated into different reporting segments for management and strategic purposes. The DocStar Division comprises the Document Solutions Segment. This segment develops and sells document imaging software and related products. DJS comprises the Systems Integration Segment, which markets network integration services, Internet services and related computer hardware. Authentidate, Inc., AG and Trac Med comprise the Security Software Solutions Segment which provides authentication and security software solutions. All of the Company’s businesses (except for AG) currently operate in New York state but have sales on a national basis. Authentidate International AG is located in Germany and sells to the European market primarily.

What follows is a brief history of the current businesses the Company is involved in. The DocStar Division was formed in 1995 to develop innovative document management software solutions. The software was developed in-house and loaded on a personal computer which was also assembled in-house and sold through a national dealer network. Today the Company also offers a “software only” solution to dealers and the product is also sold directly to end-users. In March 1996, the Company acquired DJS which was engaged in the systems integration industry in the Albany NY region. This business has also provided computer hardware to corporate and organizational accounts on a national basis. However, the focus of the business today is to market and sell professional services, which may or may not include a hardware component.

In June 1999, AHC established a majority owned (approximately 98%) subsidiary Authentidate, Inc. (Authentidate), to engage in a new software business providing users with a service which can verify the authenticity of digital images by employing a secure clock that will date stamp the images when received providing proof of time, date and also proof of content via the Internet or via facimile machine. In July 2002, the Company entered into a Strategic Alliance Agreement with the United States Postal Service to serve as the preferred provider of the USPS Electronic Postmark. The EPM uses our patent pending technology offering highly sophisticated encryption methodology ensuring document authenticity. Under the Strategic Alliance Agreement, the Company is required to meet certain performance metrics (including a revenue metric). In September 2004, the Postal Service notified the Company of a failure to comply with the current revenue metrics, which commenced a six month period to achieve compliance with the metrics. The Company began negotiating with the Postal Service to complete a modification of this metric and in December 2004 believed that it had cured the default. However, in May, 2005, the Company received a second notice from the Postal Service stating that it had failed to attain the performance metrics required by the Strategic Alliance Agreement during the period February 2005 through April 2005. In its notice, the Postal Service has advised the Company that although it intends to exercise its right to terminate the Strategic Alliance Agreement if the Company is unable to cure this default, it is willing to discuss further plans that the Company may have to attain the performance metrics in the Strategic Alliance Agreement. The Company is currently engaged in negotiations with the Postal Service to enter into an amendment to the Strategic Alliance Agreement in order to modify these metrics. No assurances, however, can be given that the Company will be successful in curing the default or completing these negotiations.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

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

In March 2001, the Company formed and held a majority interest in a subsidiary named Trac Medical Solutions, Inc., to develop and provide authentication software services in the medical supply industry, for the processing of Certificates of Medical Necessity, written orders and other related forms. In 2003, AHC purchased the remaining shares of its Trac Med subsidiary, which were previously held by four other shareholders. Pursuant to the Stock Purchase Agreement dated as of March 13, 2003, AHC issued an aggregate of 130,000 shares of its common stock with a fair value of $338,000 to the sellers, and also issued to the sellers who will continue as employees of Trac Med 20,000 options to purchase shares of common stock at an exercise price equal to the closing price of AHC’s common stock as of the closing date of the transaction. In addition, the sellers, some of whom continued as employees of Trac Med could have received additional shares of stock and performance options if Trac Med achieved certain sales and income performance targets through June 30, 2005. Trac Med did not achieve any of these targets and no further shares or options were issued or will be issued to the sellers in connection with this transaction.

In May 2001, the Company became a 50% owner in a joint venture known as Authentidate Sports (Sports) with outside partners to provide the same Authentidate services in the sports memorabilia industry. During fiscal 2003, the Company and its partner closed Sports and discontinued operations. The Company’s share of net losses in this joint venture in 2003 was approximately $514,000. and this amount is included in the loss from operations.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

3. LOSS PER SHARE

The following is basic and diluted loss per common share information:

	2005	2004	2003

Net loss	$(19,184,046)	$(15,669,193)	$(9,839,309)
Preferred stock dividends	(70,000)	(114,823)	(223,706)

Net loss applicable to common stockholders	$(19,254,046)	$(15,784,016)	$(10,063,015)

Weighted average shares	33,830,966	26,980,843	20,028,736

Basic and diluted loss per common share	$(0.57)	$(0.59)	$(0.50)

All common stock equivalents were excluded from the loss per share calculation for all periods presented because the impact is antidilutive. At June 30, 2005, options (4,234,498), warrants (1,276,314) and convertible preferred stock (28,000 preferred shares convertible into 500,000 common shares) were outstanding. At June 30, 2004, options (4,565,569), warrants (2,190,088) and convertible preferred stock (28,000 preferred shares convertible into 500,000 common shares) were outstanding. At June 30, 2003, options (5,003,117), warrants (3,968,539), convertible preferred stock (1,243,034) and convertible debentures (2,528,192) were outstanding.

4.  INVENTORIES

Inventories relate to DocStar and DJS only and at June 30 consist of:

	2005	2004

Purchased components and raw materials	$229,305	$75,493
Finished goods	74,373	49,713

	$303,678	$125,206

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

5.   PROPERTY AND EQUIPMENT

Property and equipment at June 30 consist of the following:

	2005	2004	ESTIMATED USEFUL LIFE IN YEARS

Building	$1,728,762	$1,618,640	40
Land	698,281	698,281	N/A
Machinery and equipment	4,647,108	3,257,432	3-6
Demonstration and rental computers	125,732	125,732	5-6
Furniture and fixtures	354,091	725,626	5-7
Leasehold improvements	103,934	50,069	5

	7,657,908	6,475,780
Less: Accumulated depreciation and amortization	(3,779,158)	(3,079,326)

	$3,878,750	$3,396,454

In June 1999, the Company completed construction of a new office/production facility in Schenectady, New York for approximately $2,300,000. The Company was awarded a grant totaling $1,000,000 from the Empire State Development Corporation (ESDC) (an agency of New York State) to be used towards the construction of the facility. The grant stipulated that the Company was obligated to achieve certain annual employment levels at the new site between January 1, 2002 and January 1, 2004 or some or all of the grant will have to be repaid. Although the Company did not achieve the agreed upon employment levels, the Company reached a settlement agreement with the ESDC regarding repayment of the grant award. Beginning September 2003, the Company agreed to repay $268,000 of the grant amount at the rate of $10,000 per month, interest free. Accordingly, $732,000 of the deferred grant was recognized as other income during fiscal year end June 30, 2004. The remaining $268,000 of deferred grant was reclassified to long-term debt (Note 8). During fiscal 2005 and 2004, the Company repaid $120,000 and $100,000, respectively of this amount. The remainder of the financing for the new facility, totaling approximately $1,400,000, was provided by a local financial institution in the form of a mortgage loan.

Depreciation expense on property and equipment for the years ended June 30, 2005, 2004 and 2003 was approximately $769,000, $638,000 and $662,000, respectively.

6.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at June 30:

	2005	2004

Accrued severance	$928,385	$9,722
Litigation accrual	500,000	500,000
Other	1,311,168	1,329,138

	$2,739,553	$1,838,860

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

7.   LINE OF CREDIT

The Company’s subsidiary, DJS has a revolving line of credit in the amount of $2.5 million with a financial institution of which approximately $430,000 was outstanding at June 30, 2005. The interest rate is prime (minimum prime rate of 7%) plus 1.75%. At June 30, 2005, the interest rate was 8.75%. DJS may borrow on this line based on a formula of qualified accounts receivable and inventory. Based upon this formula, $833,000 was available for use at June 30, 2005, of which $403,000 was unused. The line was collateralized by all assets of DJS and is guaranteed by Authentidate Holding Corp. Under the line of credit agreement, DJS is required to comply with certain restrictive covenants including tangible net worth and debt to tangible net worth. As of June 30, 2005, the Company was in compliance with its debt covenants.

8.   LONG-TERM DEBT

Long-term debt at June 30 consists of the following:

	2005	2004

Note payable to the Company’s Chief Executive Officer in connection with the purchase of 100 shares of Series A preferred stock.	$—	$88,239

Grant with Empire State Development Corporation of $268,000 payable in monthly payments of $10,000, without interest (Note 5).	48,000	168,000

	48,000	256,239
Less: Current Portion	(48,000)	(208,239)

Long-term debt, net of current portion	$—	$48,000

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

9.   INCOME TAXES

Income tax (benefit) expense for the years ended June 30, 2005, 2004 and 2003 consists of currently payable state and local income taxes.

At June 30, 2005, the Company has federal net operating loss carryforwards for tax purposes approximating $64,915,000. The years in which the net operating loss carryforwards expire are as follows: 2008-$1,568,000; 2009-$867,000; 2011-$2,761,000; 2012-$685,000; 2013-$3,202,000; 2019-$1,348,000; 2020-$7,681,000; 2021-$2,868,000, 2022-$7,941,000, 2023-$8,190,000, 2024-$13,304,000 and 2025-$14,500,000.

Because of significant changes in ownership during the prior years, the use of net operating loss carryforwards may be subject to limitation.

Pre-tax book (loss) from foreign sources totaled ($1,288,862), $(1,581,676) and $(1,544,741) for the years ended June 30, 2005, 2004 and 2003, respectively.

The following table reconciles the income tax (benefit) expense at the federal statutory rate of 34% to the effective tax rate.

	2005	2004	2003

Computed expected tax benefit	$(6,518,901)	$(5,333,474)	$(3,343,167)
Increase in valuation allowance	—	1,915,588	3,465,936
Effect on valuation allowance of adjustment to net operating loss carryforward	6,086,700	1,245,362	—
Nondeductible goodwill impairment	1,620,780	400,780	—
Nondeductible interest expense	—	2,020,479	—
State income taxes, net of federal benefit	(1,653,423)	(824,604)	(659,832)
Nondeductible foreign losses	438,213	537,770	525,212
Other nondeductible expenses	37,439	20,605	18,315

Income tax expense (benefit)	$10,808	$(17,494)	$6,464

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30 are presented below:

	2005	2004

Deferred income tax asset:
Allowance for doubtful accounts	$152,079	$163,307
Inventories	75,120	76,135
Software development costs	—	849,679
Investments in affiliated companies	315,964	302,804
Other intangible assets	1,032,247	1,414,378
Deferred compensation	186,771	576,872
Accrued expenses and other liabilities	1,014,913	251,798
Net operating loss and tax credit carryforwards	26,816,149	20,238,178
Other	6,719	5,872

Total gross deferred assets	29,599,962	23,879,023
Less: Valuation allowance	(29,006,300)	(23,677,249)

Net deferred tax asset	593,662	201,774
Deferred Income Tax Liability:
Software development costs	(378,330)	—
Equipment, principally due to differences in depreciation methods	(215,332)	(201,774)

Net deferred income taxes	$—	$—

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely that such deferred tax asset will not be realized. The valuation allowance for deferred tax assets as of June 30, 2005 and 2004 was approximately $29,006,000 and $23,677,000, respectively. The net change in the total valuation allowance for the years ended June 30, 2005, 2004 and 2003 was an increase of approximately $5,329,000, $1,916,000 and $3,466,000, respectively.

10.   LEASE COMMITMENTS

The Company is obligated under operating leases and capital leases for certain equipment and facilities expiring at various dates through the year 2007.

As of June 30, 2005, future minimum payments by year and in the aggregate for non-cancelable operating leases with initial terms of one year or more and capital leases consist of the following:

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

	CAPITAL LEASES	OPERATING LEASES

Fiscal year ending June 30:
2006	$26,210	$562,701
2007	4,105	207,835
2008	—	10,443

	30,315	$780,979

Amounts representing interest	(2,503)

Present value of net minimum lease payments	27,812
Less: Current portion	(23,903)

Long-term portion	$3,909

Rental expense was approximately $765,000, $644,000 and $516,000 for the years ended June 30, 2005, 2004, and 2003, respectively. The amount of accumulated amortization for capital leases at June 30, 2005 and 2004 was $43,767 and $172,292, respectively. Certain portions of the equipment financed by these capital leases may be purchased at the end of the lease term for a bargain purchase amount. The book value of equipment financed by these capital leases at June 30, 2005 is approximately $35,000.

11.   PREFERRED STOCK

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

In June 2003, the Company purchased all of the Series A preferred stock (100 shares) from its former Chief Executive Officer for $850,000. Payment terms are as follows: $70,000 in cash was paid, $485,000 was offset against loans owed to the Company by its Chief Executive Officer, and the remainder was paid in monthly installments of $15,000 commencing July 2003, interest free (Note 21).

The Company currently has 28,000 shares of Series B convertible preferred stock outstanding. The Series B preferred is convertible into 500,000 shares of common stock and is more fully described in Note 20 – Private Equity Offerings.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

12.   STOCK OPTION PLANS AND STOCK WARRANTS

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

The Board or the Committee may in its sole discretion grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option. As of June 30, 2005 and 2004, no loans had been granted or guaranteed. Loans may not be granted or guaranteed to executive officers.

In fiscal 2004, the Company granted to advisory board members options to acquire 140,000 shares of Company common stock for services to be provided over a three year period. The options which vest over three year period have been valued using the Black Scholes Model which resulted in a charge to operations in fiscal 2004 of approximately $489,000. These options were cancelled during the fiscal year ended June 30, 2005.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

	NUMBER OF SHARES	WEIGHTED AVERAGE OPTION EXERCISE PRICE PER SHARES

Outstanding June 30, 2002	5,120,349	$4.48

Options granted equal to market price	459,075	3.15
Options granted greater than market price	373,667	3.21
Options exercised	(63,448)	2.04
Options cancelled or surrendered	(1,046,526)	4.06

Outstanding June 30, 2003	4,843,117	4.38
Options granted equal to market price	1,274,950	8.18
Options cancelled or surrendered	(893,502)	4.89
Options exercised	(811,496)	4.24

Outstanding June 30, 2004	4,413,069	5.40
Options granted equal to market price	1,635,840	5.82
Options exercised	(590,619)	1.37
Options cancelled or surrendered	(1,483,792)	7.72

Outstanding June 30, 2005	3,974,498	$5.31

The following is a summary of the status of employee stock options at June 30, 2005:

	OUTSTANDING OPTIONS			EXERCISABLE OPTIONS

EXERCISE PRICE RANGE	NUMBER	AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE

$1.75 – $3.99	1,072,529	3.2	$3.14	753,967	$3.14
$4.00 – $5.99	1,850,329	2.5	$4.93	1,404,857	$4.93
$6.00 – $18.20	1,051,640	4.2	$8.19	276,358	$8.51

As of June 30, 2005 and 2004, 2,435,182 shares and 2,993,354 shares, respectively, were exercisable under the 2000 and 1992 Employees Stock Option Plans.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

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

The exercise price for options granted under the 2001 and 1992 Director Plans is 100% of the fair market value of the common stock on the date of grant. The “fair market value” is the closing NASDAQ price, or if the Company’s common stock is not quoted by NASDAQ, as reported by the National Quotation Bureau, Inc., or a market maker of the Company’s common stock. If the common stock is not quoted by any of the above the Board of Directors acting in good faith will determine fair market value. The exercise price of options granted under both the 2001 and 1992 Director Plans must be paid at the time of exercise in cash. The term of each option commences on the date it is granted and unless terminated sooner, as provided in the 2001 and 1992 Director Plans, expires five years from the date of grant. The 2001 and 1992 Director Plans are administered by a committee of the board of directors composed of not fewer than three persons who are officers of the Company (the “Committee”). The Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of both the 2001 and 1992 Director Plans. Options granted under the 2001 and 1992 Director Plans are not qualified for incentive stock option treatment.

In fiscal 2005, the Company granted to two new directors options to acquire an aggregate of 80,000 shares of Company common stock at an exercise price of $4.88 per share. In addition we granted existing directors 37,500 options at an exercise price of $7.15 per share.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

A schedule of director stock option activity is as follows:

	NUMBER OF SHARES	WEIGHTED AVERAGE OPTION EXERCISE PRICE PER SHARE

Outstanding June 30, 2002	160,000	$2.84
Options granted equal to market price	50,000	2.63
Options cancelled or surrendered	(10,000)	3.88
Options exercised	(40,000)	2.78

Outstanding June 30, 2003	160,000	2.72
Options granted equal to market price	77,500	6.93
Options granted lower than market price	40,000	10.58
Options expired	(40,000)	10.58
Options exercised	(85,000)	2.71

Outstanding June 30, 2004	152,500	4.87
Options granted equal to market price	117,500	5.60
Options exercised	(10,000)	0.85

Outstanding June 30, 2005	260,000	$5.36

The options outstanding at June 30, 2005 range in exercise price from $2.25 to $10.58 per share and have a weighted average remaining contractual life of 2.85 years.

As of June 30, 2005 and 2004, 260,000 shares ($5.36 weighted average exercise price) and 152,500 shares ($4.87 weighted average exercise price), respectively, were exercisable under the 2001 and 1992 Director Plans.

COMMON STOCK WARRANTS
With regard to the warrants issued in connection with the fiscal 2003 and fiscal 2004 convertible debentures referred to below, there will be no future charges to operations relative to these warrants. All convertible debentures were converted during fiscal 2004 (Note 19).

All warrants outstanding are entitled to be exercised on a cash-less basis.

FISCAL 2005
During the fiscal year ending June 30, 2005, the Company issued 250,000 common stock warrants to a consultant in partial consideration for services to be provided by such person under a consulting agreement. The warrants are fully vested and have exercised prices between $15 and $20 per share and expire on October 4, 2008. The warrant fair value of $667,000, as determined under the Black Scholes Model was charged to operations.

FISCAL 2004
During the fiscal year ending June 30, 2004, the Company issued 60,000 warrants to various consultants as compensation for services provided. The warrant fair value of $77,000, as determined under the Black Scholes Model was charged to operations.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

In September 2003, the Company issued 247,000 warrants to a group of investors in connection with a sale of convertible debentures in the amount of $2.41 million. The Company valued these warrants using the Black Scholes Model and was to amortize the warrant value as debt discount over the three year term of the debentures (Note 19). In addition, 49,400 warrants were issued to a consultant as finders fees.

In September 2003, the Company sold 166,667 shares of common stock with 50,000 warrants for gross proceeds of $500,000 (Note 20). In addition, 10,000 warrants were issued to a consultant as finders fees.

FISCAL 2003
In May 2003, the Company issued 419,279 warrants to a group of investors in connection with a sale of convertible debentures in the amount of $2.7 million. The Company valued these warrants using the Black Scholes Model and was to amortize the warrant value as debt discount over the three year term of the debentures (Note 19). In addition, 36,923 warrants were issued to a consultant as finders fees.

In October 2002, the Company issued 444,000 warrants to a group of investors in connection with a sale of $3.7 million of convertible debentures. The Company valued these warrants using the Black Scholes Model and was to amortize the warrant value debt discount over the three year term of the debentures (Note 19). In addition, 86,863 warrants were issued to a consultant as finders fees.

In August 2002, the Company issued 132,015 warrants in connection with a private common stock sale of approximately $2.0 million.

A schedule of common stock warrant activity is as follows:

	NUMBER OF SHARES	WEIGHTED AVERAGE WARRANT EXERCISE PRICE PER SHARE

Outstanding June 30, 2002	2,685,818	$3.81

Warrants granted greater than market price	235,000	3.28
Warrants granted below market price	1,119,080	2.68
Warrants exercised	(3,000)	3.25
Warrants cancelled or surrendered	(68,359)	8.99

Outstanding June 30, 2003	3,968,539	3.37

Warrants granted equal to market price	40,000	3.09
Warrants granted greater than market price	20,000	4.48
Warrants granted below market price	356,400	3.00
Warrants exercised	(2,177,625)	3.44
Warrants cancelled or surrendered	(17,226)	4.81

Outstanding June 30, 2004	2,190,088	3.23

Warrants granted greater than market price	250,000	16.80
Warrants exercised	(864,774)	1.77
Warrants expired	(299,000)	2.99

Outstanding June 30, 2005	1,276,314	$5.88

The following is a summary of the status of common stock warrants at June 30, 2005:

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

	OUTSTANDING WARRANTS			EXERCISABLE WARRANTS

EXERCISE PRICE RANGE	NUMBER	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE

$2.50-$2.99	403,079	2.2	$2.63	403,079	$2.63
$3.00-$4.99	523,235	1.7	$3.33	523,235	$3.33
$5.00-$20.00	350,000	2.2	$5.88	350,000	$5.88

13.   COMMITMENTS AND CONTINGENCIES

The Company is involved in the following pending and threatened legal proceedings. The Company is the defendant in a third party complaint filed by Shore Venture Group, LLC (Shore Venture) in Federal District Court in Pennsylvania. The third party complaint was filed against us on May 7, 2001. Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleges a claim for breach of contract and seeks indemnification. A trial was held in October, 2002 and we are currently awaiting the verdict of the judge. Management believes that the claim will not have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company is also the defendant in a case filed by Shore Venture Group, LLC in federal district court. This complaint was filed on March 2, 2005, and an amended complaint was filed on or about April 26, 2005. The plaintiffs in this case seek additional shares of the common stock of our subsidiary, Authentidate, Inc., the right to exchange its stock in Authentidate, Inc., for publicly traded stock and securities in the Company, rights under one of our patent applications and damages in connection with an alleged copyright infringement. Prior to the commencement of this case, the Company had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. However, negotiations did not result in a mutually agreeable settlement. The lawsuit requests damages, injunctive relief, costs and attorneys’ fees. The Company intends to defend the action vigorously. Based on the facts of which the Company is currently aware, management believes that the resolution of all of our claims with Shore Venture will not have a materially adverse effect on the Company’s financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on the Company’s financial condition.

In June 2005, several separate complaints purporting to be class actions were filed in federal court alleging that the Company and some of its current and former officers and directors violated provisions of the Securities Exchange Act of 1934. Subsequently two separate derivative action lawsuits were filed against the Company based on allegations substantially similar to those set forth in the purported class action suits. The Company has not yet responded to the above complaints. As relief, the complaints seek, among other things, declaration that the action be certified as a proper class action, unspecified compensatory damages (including interest) and payment of costs and expenses (including fees for legal counsel and experts). Management is unable to determine at this time whether this claim will have a material adverse impact on the Company’s financial condition, results of operations or cash flow.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

In addition, in August 2005, we were notified of the filing of a complaint in which the plaintiff alleges that our products and systems incorporating secure time stamping technology, including but not limited to our Electronic Postmark system, infringes certain of the plaintiff’s patent rights. The complaint was filed in federal district court. As relief, the complaint seeks, among other things, injunctive relief and damages. The complaint has not yet been served, and the notification included a request to initiate settlement discussions prior to service of the complaint. The Company is assessing the situation and the patents being asserted, and has not yet responded to this notification. Management is unable to determine at this time whether this claim will have a material adverse impact on the Company’s financial condition, results of operations or cash flow.

At June 30, 2005, the Company had $138,282 in an outstanding letter of credit with a financial institution. The Company is required to maintain a cash account balance (restricted cash) equal to the outstanding letter of credit.

At June 30, 2005, the Company had a severance accrual of $928,000 for employees that were terminated during fiscal year 2005. These payouts will be made over the next 18 months.

In February 2004, the Company’s Trac Medical Solutions, Inc. subsidiary entered into a nine year agreement with an affiliate of the American Association of Homecare (AAH) and bConnected Software, Inc. providing for the delivery of a software-based solution for the processing of Electronic Certificates of Medical Necessity (e-CMN’s) and other electronic health care forms. The e-CMN incorporates the Company’s CareCert solution with applications from bConnected Software. As part of the agreements Trac Med will pay a royalty to both AAH and bConnected based on a percentage of sales of e-CMN’s to third parties.

14.   CASH FLOWS – SUPPLEMENTAL INFORMATION

CASH FLOWS
The Company paid interest in the amounts of $8,393, $113,111 and $195,276 for the years ended June 30, 2005, 2004 and 2003, respectively. Income taxes paid aggregated $1,108, $731 and $494 for the years ended June 30, 2005, 2004 and 2003, respectively.

NON-CASH INVESTING AND FINANCING ACTIVITIES
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

15.   EMPLOYEE BENEFIT PLAN

The Company has a qualified defined contribution 401(k) profit sharing plan for all eligible employees. The Company can make contributions in percentages of compensation, or amounts as determined by the Company’s Board of Directors. The Company contributed $98,085, $116,594 and $143,080 to the plan during the years ended June 30, 2005, 2004 and 2003, respectively.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

16.   OTHER INTANGIBLE ASSETS

A summary of other intangible assets is as follows:

	JUNE 30, 2005		JUNE 30, 2004

	GROSS CARRYING AMOUNT	GROSS ACCUMULATED AMORTIZATION	CARRYING AMOUNT	ACCUMULATED AMORTIZATION	USEFUL LIFE IN YEARS

Patents	$357,164	$87,482	$366,080	$64,663	17
Trademarks	181,081	38,884	133,086	28,932	20
Completed technologies	—	—	59,400	59,400	2
Accreditation	—	—	121,800	121,800	2
Acquired technologies	72,467	18,117	—	—	2
Licenses	569,087	371,919	476,484	154,292	3

Total	$1,179,799	$516,402	$1,156,850	$429,087

The Company recorded an impairment charge of $277,830 relative to Trac Medical long-lived intangible assets as part of its annual impairment test under FAS 142 and 144. For further information see note 1 under Goodwill.

The Company amortizes other intangible assets using the straight line method. Amortization expense was approximately $268,000, $231,000 and $121,000 for the years ended June 30, 2005, 2004 and 2003, respectively. Intangible amortization expense is expected to be as follows for the next five fiscal years:

2006	$165,350
2007	134,179
2008	40,453
2009	29,488
2010	29,488

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

17.   FINANCIAL INSTRUMENTS

FAIR VALUE
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES, ACCOUNTS RECEIVABLE, OTHER CURRENT ASSETS, ACCOUNTS PAYABLE AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
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

18.   SEGMENT INFORMATION

FAS 131 establishes standards for reporting financial and descriptive information about an enterprise’s operating segments in its annual financial statements and selected segment information in interim financial reports.

The Company has three reportable segments: The Document Solutions Segment is comprised of DocStar, a document imaging software company. DocStar sells document storage and retrieval software and related products through a national dealer network of approximately 100 dealers. The Systems Integration Segment which is comprised of DJS Marketing Group, Inc. DJS markets computer services including network services, internet services and software installation and integration. DJS sells a complete line of personal computers and peripheral equipment in the Albany, New York area primarily, although DJS has several national accounts. The Security Software Solutions Segment is comprised of Authentidate Inc., Authentidate AG and Trac Medical Solutions, Inc. The Security Software Solutions Segment related businesses all provide authentication software services nationally and through AG internationally.

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

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

SEGMENT INFORMATION:	DOCUMENT SOLUTIONS	SYSTEMS INTEGRATION	SECURITY SOFTWARE SOLUTION	TOTALS

2005
Net sales from external customers	$6,795,716	$6,985,661	$3,772,061	$17,553,438
Intersegment revenues	—	84,282	8,852	93,134
Interest and other revenue	1,884	—	59,011	60,895
Interest expense	—	7,534	7,989	15,523
Depreciation and amortization	328,149	30,432	1,058,369	1,416,950
Segment profit (loss)	777,463	(38,707)	(8,984,349)	(8,245,593)
Segment assets	5,976,831	2,636,130	2,712,510	11,325,471

2004
Net sales from external customers	$6,274,218	$11,583,397	$1,384,456	$19,242,071
Intersegment revenues	—	69,321	—	69,321
Interest and other revenue	4,005	905	42,797	47,707
Interest expense	87,866	8,756	24,519	121,141
Depreciation and amortization	350,941	40,429	691,108	1,082,478
Segment profit (loss)	847,727	264,692	(5,632,923)	(4,520,504)
Segment assets	4,251,086	2,709,429	2,434,706	9,395,221

2003
Net sales from external customers	$6,781,230	$17,124,802	$1,380,439	$25,286,471
Intersegment revenues	13,770	62,268	—	76,038
Interest and other revenue	566	—	181,017	181,583
Interest expense	107,735	18,057	100,975	226,767
Depreciation and amortization	414,848	50,757	1,322,019	1,787,624
Segment profit (loss)	796,866	146,917	(5,974,728)	(5,030,945)
Segment assets	4,327,634	3,198,953	2,268,673	9,795,260

RECONCILIATIONS:	2005	2004	2003

Net Sales
Total net sales for reportable segments	$17,646,572	$19,311,392	$25,362,509
Elimination of intersegment revenues	(93,134)	(69,321)	(76,038)

Total consolidated net sales	$17,553,438	$19,242,071	$25,286,471

Total profit or loss for reportable segments	$(8,245,593)	$(4,520,504)	$(5,030,945)
Product development expenses	(3,139,381)	(2,377,613)	(2,534,777)
Corporate expenses and other	(7,794,052)	(8,795,243)	(2,258,830)
Elimination of intersegment profits	5,788	6,673	(8,293)

Loss before income taxes	$(19,173,238)	$(15,686,687)	$(9,832,845)

Assets
Total assets for reportable segments	$11,325,471	$9,395,221	$9,795,260
Corporate assets	68,544,193	84,858,670	15,274,268
Elimination of intersegment assets	(161,059)	(17,015)	(23,688)

Consolidated total assets	$79,708,605	$94,236,876	$25,045,840

In Germany, the Company had revenues from external customers of approximately $2,183,000 for 2005, $1,236,000 for 2004 and $858,000 for 2003 and segment assets of approximately $1,487,000, $1,198,000 and $919,000 at June 30, 2005, 2004, and 2003, respectively. All other revenue is generated and assets are located in the United States.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

19.   PRIVATE DEBT OFFERINGS

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

In May and June 2003, the Company sold convertible debentures with a face value of $2,725,300 to institutional investors (including a member and an affiliate of a member of the Company’s Board of Directors) and warrants to purchase 419,279 shares of common stock (warrant fair value $774,000). The debentures are convertible into shares of the Company’s common stock at an initial conversion price of $2.60 per share. The debenture sale contained a beneficial conversion feature with a value of $821,000. The debentures are due three years from the date of issuance and accrue interest at the rate of 7% per annum, payable quarterly in arrears. At the option of the Company, the interest may be paid in either cash or additional shares of common stock. The warrants are exercisable for a period of five years from the date of issuance and 50% of the warrants are initially exercisable at $2.60 per share and the remaining 50% of the warrants are initially exercisable at $2.86 per share. The conversion price of the debentures and the exercise price of the warrants are subject to adjustment in the event the Company issues common stock or securities convertible into common stock at a price per share of common stock less than the conversion price or exercise price on the basis of a weighted average formula. In addition, the conversion price of the debentures and the exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock split, combination of shares or recapitalization.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

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

During fiscal years 2004 and 2003, approximately $300,000 and $489,000 has been recorded as noncash interest expense on the Company’s income statement relative to the amortization of the beneficial conversion feature and debt discount on these convertible debentures.

20.   PRIVATE EQUITY OFFERINGS

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

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

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

In February 2002, the Company offered the holders of its Series B common stock warrants the opportunity to receive new warrants upon the exercise of the Series B warrants for cash. The exercise price of these warrants was $1.375 per common stock warrant. The warrant holders would receive a new warrant exercisable at $2.00 per common stock warrant, which was slightly above the market price of the Company’s common stock on February 19, 2002, the date the Board approved the transaction. 1,080,000 warrants were exercised and the Company received $1,485,000 in cash, in addition 1,080,000 new warrants were issued. The new warrants expired October 1, 2004 and have no registration rights.

In July 2002, the Company sold 660,077 shares of its common stock at $3.03 per share in a private transaction. The Company received gross proceeds of approximately $2.0 million before expenses. The Company also issued 132,015 common stock purchase warrants to the buyers which have an exercise price of $3.26 per share and have a five-year life.

In 2001, the Company, in two separate transactions closed on the sale of $5,500,000 of its securities to two foreign institutions pursuant to Regulation S, promulgated under the Securities Act of 1933, as amended. In the transactions, the Company sold 5,500 of its Series C Convertible Preferred Stock, with a dividend rate of 4%, payable in either cash or Company Common Stock to the foreign institutions convertible at $4.845 per share and five year warrants to purchase 114,000 shares of Common Stock exercisable at $4.845 per share. The conversion price is not subject to resets or adjustments for changes in the market price of the Company’s common stock. The right of conversion incorporated into the Series C Preferred Stock constitutes a beneficial conversion feature which was determined to have a value of approximately $1,464,002. The beneficial conversion feature was amortized as a preferred stock dividend over a one-year period commencing July 1, 2001 using the effective interest method. The Company received net proceeds of approximately $5,200,000 from the transaction after paying commissions and expenses. The securities sold in this offering are restricted securities under the terms of Regulation S and may not be transferred or resold in the United States for a period of one year, except pursuant to registration under the Securities Act or an exemption thereunder. During the fiscal year ended June 30, 2005, there were no Series C preferred shares converted. During the fiscal year ended June 30, 2004 and 2003, 3,600 Series C preferred shares and 400 Series C preferred shares were converted into 743,034 common stock shares and 82,560 common stock shares, respectively.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

During fiscal 2000, the Company closed three concurrent private offerings. In the first offering, the Company sold 740,000 units at an aggregate offering price of $740,000, each unit consisting of two shares of common stock and two Series B common stock purchase warrants (the “Series B Warrants”). The Series B Warrants entitle the holder to purchase one share of common stock at an exercise price of $1.375 per share during the offering period commencing on the date of issuance and terminating five years thereafter. The Series B warrants are redeemable at any time commencing one year after issuance at the option of the Company with not less than 30 nor more than 60 days written notice to the registered holders at a redemption price of $.05 per warrant provided; (i) The public sale of the shares of common stock issuable upon exercise of the Series B warrants are covered by a tentative registration statement; and (ii) During each of the immediately preceding 20 consecutive trading days ending within 10 days of the date of the notice of redemption, the closing bid price of the Company’s common stock is at least $3.25 per share. As of June 30, 2005, there were no Series B warrants outstanding.

In the second offering, the Company sold 50,000 shares of a newly created class of Series B convertible cumulative preferred stock (the “Series B Preferred Stock”). The Series B preferred stock was sold at $25.00 per share for an aggregate offering price of $1,250,000. Dividends on the Series B Preferred Stock are payable at the rate of 10% per annum, semi-annually in cash. Each share of Series B Preferred Stock is convertible into shares of the Company’s common stock or is converted into such number of shares of the common stock as shall equal $25.00 divided by the conversion price of $1.875 per share subject to adjustment under certain circumstances. Commencing three years after the closing, the conversion price shall be the lower of $1.875 per share or the average of the closing bid and asked price of the Company’s common stock for the 10 consecutive trading days immediately ending one trading day prior to the notice of the date of conversion; provided, however, that the holders are not entitled to convert more than 20% of the Series B preferred shares held by such holder on the third anniversary of the date of issuance per month. The Series B Preferred Stock is redeemable at the option of the Company at any time commencing one year after issuance or not less than 30 nor more than 60 days written notice at a redemption price of $25 per share plus accrued and unpaid dividends provided; (i) the public sale of the shares of common stock issuable upon conversion of the Series B preferred Stock (the “Conversion Shares”) are covered by an effective registration statement or are otherwise exempt from registration; and (ii) during the immediately preceding 20 consecutive trading days ending within 10 day s of the date of the notice of redemption, the closing bid price of the Company’s Common Stock is not less than $3.75 per share. The Series B voting rights are limited to any issue which would adversely affect their rights.

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

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

As of June 30, 2005 and 2004, 22,000 Series B preferred shares have been converted leaving 28,000 shares outstanding which are convertible in 500,000 common shares.

Commencing October 2004, the Series B preferred stock is redeemable at the option of the Company without regard to the closing price of the Company’s common stock. During the fiscal year ending June 30, 2005, no Series B preferred stock has been redeemed.

The Company received gross proceeds of approximately $2,100,000, approximately $1,900,000 after expenses.

During fiscal year 2004, the 3,600 Series C preferred shares outstanding were converted into 743,034 shares of common stock.

21.   RELATED PARTY TRANSACTIONS

The Company entered into certain loan and security arrangements involving Mr. John T. Botti, its former Chairman and Chief Executive Officer, principally relating to certain obligations to financial institutions collateralized by Mr. Botti’s stock in AHC. The Company initially established these arrangements in 2001, and agreed to certain modifications in February 2002, as described below.

In January 2001, the Company made a loan of $317,000 to Mr. Botti so as to enable him to avoid a margin call on the shares of AHC common stock owned by him that were held in a brokerage account as the Board of Directors believed that failing to do so would have a material adverse impact on the market price of its stock (the “2001 Loan”). The 2001 Loan was collateralized by a lien on all of the shares of AHC owned by Mr. Botti, as well as shares issuable to Mr. Botti upon the exercise of stock options granted to him. On February 14, 2002, the Company agreed to loan an additional amount of $203,159 to Mr. Botti, which loan was also collateralized by a lien on all of shares of AHC owned by Mr. Botti or issuable to him (the “2002 Loan”). The 2001 Loan bore interest at the rate of 9% per annum. The 2002 Loan bore interest at the rate of 6% per annum. These loans were paid in full in June 2003 as the result of Mr. Botti selling his 10 0 shares of Series A preferred stock to the Company for $850,000. The Series A preferred stock had been appraised at $1,100,000 by an independent nationally recognized appraisal and valuation firm. Additionally, the Company paid Mr. Botti $70,000 in cash in June 2003 and monthly installments of $15,000 to satisfy the outstanding liability related to the sale. In July 2004, the Board of Directors approved payment in full to the Chief Executive Officer during the quarter ended September 30, 2004.

In May and June 2003, the Company sold convertible debentures to certain institutional investors. In the transaction, the Company sold $2,725,300 of convertible debentures and warrants to purchase an aggregate of 419,279 shares of common stock. A non-executive member of our Board of Directors participated in this financing and purchased $250,000 aggregate principal amount of convertible debentures and received 38,462 common stock purchase warrants. Further, an entity affiliated with a non-executive member of our Board of Directors, purchased $250,000 aggregate principal amount of convertible debentures and received 38,462 common stock purchase warrants in this financing. In addition, an entity that was a beneficial owner of greater than 5% of our common stock participated in this financing, purchasing $250,000 aggregate principal amount of convertible debentures and receiving 38,462 common stock purchase warrants. The convertible debentures, which are payable in full in May 2006, bear interest at 7% annum, payable quarterly in arrears (Note 19). All of these convertible debentures were converted during the fiscal year ended June 30, 2004.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

22.   INTEREST/OTHER INCOME AND INTEREST EXPENSE

Interest and other income for the years ended June 30, 2005, 2004 and 2003 consists of:

	2005	2004	2003

Interest income, from financial institutions	$1,620,438	$527,030	$76,606
Proceeds from “9/11 Fund”	—	—	163,465
Proceeds from insurance company related to 9/11 attack in New York	—	—	275,489
Grant income	—	732,000	—
Miscellaneous income	57,825	45,324	56,921

Total interest and other income	$1,678,263	$1,304,354	$572,481

Interest expense for the years ended June 30, 2005, 2004 and 2003 consists of:

	2005	2004	2003

Interest paid to financial institutions	$15,913	$119,021	$211,573
Interest paid in stock on convertible debt	—	117,245	143,666
Writeoff of beneficial conversion feature, debt discount and deferred financing fees	—	5,942,586	489,414
Interest on convertible debt in cash	—	53,129	27,203

Total interest expense	$15,913	$6,231,981	$871,856

23.   SUBSEQUENT EVENT

On July 11, 2005, the Company entered into a lease agreement for general office space for its Corporate headquarters consisting of 19,695 total rentable square feet located in Berkeley Heights, New Jersey. The lease is for a term of ten years and four months, with an anticipated commencement date of October 1, 2005. Starting on the commencement date, the Company will be entitled to occupy the premises on a rent-free basis for four months and for an additional two months thereafter entitled to occupy a portion of the premises on a rent-free basis. The annual rent in the first year will be $323,544 and increasing to $512,070 in year 2 and increasing at regular intervals until year 10 when the annual rent will be $561,308. The lease also provides the Company with a right of first offer on available space on the fifth floor of the same building as well as a one-time option to renew the lease for a term of five years at the then-current market rate for comparable buildings. The Company will also have an option to terminate the lease five years and four month after the commencement date upon 12 months prior notice to the Landlord. If the Company exercises this option, it would be required to pay an early termination fee of $568,202. As part of the lease agreement the Company is required to post a letter of credit with the landlord securing its lease payments in the amount of approximately $512,000. The total lease commitment will be amortized and expensed on a straight-line basis ratably over the life of the lease.

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005, 2004 AND 2003

24.   QUARTERLY DATA FINANCIAL (UNAUDITED)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER

Fiscal Year ended June 30, 2005
Net sales	$3,662,398	$4,761,727	$4,359,981	$4,769,332
Gross profit	1,702,613	2,268,598	2,059,087	2,517,427
Net loss	(2,906,089)	(4,920,116)	(2,960,055)	(8,397,786)
Loss per share	(0.09)	(0.15)	(.09)	(.25)

Fiscal Year ended June 30, 2004
Net sales	$3,271,223	$4,029,068	$6,790,398	$5,151,382
Gross profit	1,226,283	1,626,252	1,695,035	2,281,918
Net loss	(1,700,019)	(7,823,689)	(2,565,345)	(3,580,140)
Loss per share	(0.09)	(0.32)	(.09)	(.11)

Back to Contents

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES VALUATIONS AND QUALIFYING ACCOUNTS

				SCHEDULE II

Column A	Column B	Column C		Column D	Column E

Description	Balance at Beginning of Period	Additions Charged to Expense	Additions Charged to Other Accounts	Deductions	Balance At End of Period

Allowance for doubtful
accounts

Year ended June 30:

2005	$420,916	$46,481		$(60,520)	$406,877

2004	$460,740	$74,908		$(114,732)	$420,916

2003	$609,185	$58,688		$(207,133)	$460,740

Reserve for slow moving or obsolete inventory

Year ended June 30:

2005	$176,401	$27,869		$(32,868)	$171,402

2004	$187,369	$54,781		$(65, 749)	$176,401

2003	$458,045	$137,610		$(408,286)	$187,369

Allowance for Note Receivable

Year ended June 30:

2005	$0	$0		$0	$0

2004	$0	$0		$0	$0

2003	$100,000	$0		$(100,000)	$0