Form 10-Q
period 2005-09-30
AUTHENTIDATE HOLDING CORP
filed 2005-11-09
CIK 885074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-20190

Authentidate Holding Corp.

(Exact name of registrant as specified in its charter)

Delaware	14-1673067

(State of Incorporation)	(I.R.S. Employer Identification No.)

2165 Technology Drive, Schenectady, New York 12308

(Address of principal executive offices)(Zip Code)

(518) 346-7799

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,399,161 shares of Common Stock were outstanding at November 1, 2005.

Back to Contents

AUTHENTIDATE HOLDING CORP.
FORM 10-Q
INDEX

Back to Contents

Part I Financial Information
Authentidate Holding Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30, 2005	June 30, 2005
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$7,669,826	$6,429,210
Restricted cash	656,581	141,947
Marketable securities	49,600,000	56,075,000
Accounts receivable, net of allowance for doubtful accounts of $472,222 and $406,877 at September 30, 2005 and June 30, 2005, respectively	2,799,130	3,230,822
Due from related parties	1,609	682
Inventories	375,497	303,678
Prepaid expenses and other current assets	1,442,689	478,159

Total current assets	62,545,332	66,659,498
Property and equipment, net	3,846,917	3,878,750
Other assets
Software development costs, net of accumulated amortization of $2,001,752 and $1,758,200 at September 30, 2005 and June 30, 2005	911,021	411,775
Goodwill	7,340,736	7,340,736
Other intangible assets, net	633,743	663,397
Investment in affiliate	750,000	750,000
Other assets	4,449	4,449

Total assets	$76,032,198	$79,708,605

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$978,029	$1,336,840
Accrued expenses and other current liabilities	2,837,691	2,739,553
Deferred revenue	1,935,097	2,059,427
Current portion of obligations under capital leases	20,466	23,903
Current portion of long-term debt	18,000	48,000
Line of credit	488,730	429,756
Income taxes payable	23,168	15,743

Total current liabilities	6,301,181	6,653,222
Long-term deferred revenue	414,375	446,250
Other long-term accrued liabilities	65,465	243,520
Obligations under capital leases, net of current portion	759	3,909

Total liabilitiess	6,781,780	7,346,901

Commitments and contingencies

Shareholders’ equity
Preferred stock $.10 par value, 5,000,000 shares authorized Series B - 28,000 shares issued and outstanding at September 30, 2005 and June 30, 2005	2,800	2,800
Common stock, $.001 par value; 75,000,000 shares authorized, 34,399,161 issued and outstanding at September 30, 2005 and June 30, 2005	34,399	34,399
Additional paid-in capital	161,139,902	160,488,500
Accumulated deficit	(91,867,062)	(88,100,574)
Accumulated comprehensive loss	(59,621)	(63,421)

Total shareholders’ equity	69,250,418	72,361,704

Total liabilities and shareholders’ equity	$76,032,198	$79,708,605

Back to Contents

Authentidate Holding Corporation and Subsidiaries
Consolidated Statement of Operations
(Unaudited)

	For the three months ended

	September 30, 2005	September 30, 2004

Net sales
Products	$3,973,114	$3,343,461
Services	330,422	318,937

Total net sales	4,303,536	3,662,398

Cost of sales
Products	2,027,281	1,828,479
Services	144,169	131,306

Total cost of sales	2,171,450	1,959,785

Gross profit	2,132,086	1,702,613

Selling, general and administrative expenses	5,038,057	4,209,357
Product development expenses	718,436	701,274
Stock option expense	653,000	—

Total operating expenses	6,409,493	4,910,631

Loss from operations	(4,277,407)	(3,208,018)

Other income (expense)
Interest and other income	530,707	308,678
Interest expense	(2,287)	(4,198)

	528,420	304,480

Loss before income taxes	(3,748,987)	(2,903,538)
Income tax (expense) benefit	—	(2,551)

Net loss	$(3,748,987)	$(2,906,089)

Per share amounts
Basic and diluted loss per common share	$(.11)	$(.09)

Back to Contents

Authentidate Holding Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)

	For the three months ended

	September 30, 2005	September 30, 2004

Cash flows from operating activities
Net loss	$(3,748,987)	$(2,906,089)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	356,551	276,642
Provision for doubtful accounts receivable	10,376	9,920
Non-cash compensation:
Employee stock option expense	653,000	—
Other	—	(26,583)
Changes in operating assets and liabilities,
Accounts receivable and due from related parties	417,665	432,311
Inventories	(71,819)	(123,099)
Prepaid expenses and other current assets	(965,949)	(87,070)
Accounts payable, accrued expenses
and other current liabilities	(476,944)	824,738
Deferred revenue	(149,040)	93,821
Income taxes payable	7,430	1,621

Net cash used in operating activities	(3,967,717)	(1,503,788)

Cash flows from investing activities
Restricted cash	(514,634)	(965)
Purchases of property and equipment	(172,765)	(274,151)
Other intangible assets acquired	(13,283)	(158,711)
Software development costs	(608,262)	(263,652)
Net sales of marketable securities	6,475,000	1,375,000
Other, net	—	(22,501)

Net cash provided by investing activities	5,166,056	655,020

Cash flows from financing activities
Stock warrants exercised	—	330,911
Stock options exercised	—	13,858
Principal payments on obligations under capital leases	(6,587)	(27,028)
Payment of registration costs	(1,599)	(9,228)
Net borrowings/(payments) under line of credit	58,974	(411,810)
Principal payments on long-term debt	-	(118,239)

Net cash provided by/(used in) financing activities	50,788	(221,536)

Effect of exchange rate changes on cash flows	(8,511)	(7,199)

Net increase/(decrease) increase in cash and cash equivalents	1,240,616	(1,077,503)
Cash and cash equivalents, beginning of period	6,429,210	25,064,823

Cash and cash equivalents, end of period	$7,669,826	$23,987,320

Back to Contents

AUTHENTIDATE HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for fair presentation. The consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries DJS Marketing Group, Inc. (DJS), Authentidate, Inc., Authentidate International AG (AG), Trac Medical Solutions, Inc. (Trac Med), and its Docstar Division, and are referred to as the Company. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2005.

2.	Earnings Per Share

The following represents the reconciliation of the basic and diluted loss per share amounts for the three months ended September 30, 2005 and 2004, respectively:

	Three Months Ended

	September 30, 2005	September 30, 2004

Net loss	$(3,748,987)	$(2,906,089)
Preferred stock dividends	(17,501)	(17,500)

Net loss applicable to common
stockholders	$(3,766,488)	$(2,923,589)

Weighted average shares	34,399,161	33,085,508

Basic and diluted loss per
common share	$(0.11)	$(0.09)

All common stock equivalents were excluded from the loss per share calculation for all periods presented because the impact is antidilutive. At September 30, 2005, options (4,326,722), warrants (1,276,314) and convertible preferred stock (500,000) were outstanding. At September 30, 2004, options (4,942,908), warrants (1,808,342), and convertible preferred stock (500,000) were outstanding.

3.	Stock Based Compensation

At September 30, 2005 the Company has an Employee Stock Option Plan and a Director Stock Option Plan. Prior to July 1, 2005 the Company applied APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in the Company's financial statements for stock options under any of the stock option plans which on the date of the grant the exercise price per share was equal to or exceeded the fair value per share. Effective July 1, 2005, the Company adopted FAS No. 123R and began applying the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption, as well as for any awards that were granted prior to the adoption date for which the requisite service has not been provided as of the adoption date. Results of prior periods have not been restated. The Company uses the Black Scholes option-pricing model to calculate total stock compensation expense.

The Black Scholes option-pricing model values options based on the stock price at the grant date, the expected life of the option, the estimated volatility, expected dividend payments and risk-free interest rates over the expected life of the options. For the three months ended September 30, 2005 the Company included $653,000 of stock option expense in its Statement of Operations. Had the Company continued to account for share-based compensation under APB Opinion No. 25, basic and diluted loss per common share would have been $.09 compared to $.11. No stock option expense was included in the Company's Statement of Operations for the three months ended September 30, 2004. Following is a table comparing the current year net loss to the prior year pro-forma net loss showing the effects of expensing stock options on a pro-forma basis for the three months ended September 30, 2004.

Back to Contents

Prior to the adoption of FAS No. 123R, the Company presented cash flows resulting from the tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS No. 123R requires cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not realize any tax benefits from stock options during the three months ended September 30, 2005.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FAS 123R to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

	Three Months Ended

	September 30, 2005	September 30, 2004

Net loss as reported
Applicable to common shareholders	$(3,766,488)	$(2,923,589)
Add: Total stock-based employee compensation
expense determined under fair value method (1)	-	(871,357)

Proforma net loss	$(3,766,488)	$(3,794,946)

Basic and diluted loss per share
As reported	$(0.11)	$(0.09)
Pro forma	N/A	$(0.11)

(1) September 30, 2005 net loss includes $653,000 of stock-based employee compensation expense.

4.	Comprehensive Income

Total comprehensive (loss) consist of:

	Three Months Ended

	September 30, 2005	September 30, 2004

Net income/(loss)	$(3,748,987)	$(2,906,089)
Currency translation adjustment	3,800	(7,199)

Total comprehensive loss	$(3,745,187)	$(2,913,288)

5.	Segment Information

The Company manages its business in three reportable segments: the Document Management Solutions Segment, Systems Integration Segment and Security Software Solutions Segment. Included in the Security Software Solutions Segment are the operations of Authentidate, Trac Med and AG. The Document Management Solutions Segment operates as Docstar, specifically in document imaging. The Systems Integration Segment operates as DJS. The Document Management Solutions Segment sells through a national network of dealers (approximately 100 dealers) and anticipates the addition of several new dealers each quarter to expand into markets not currently served. The Systems Integration Segment’s market is primarily in the Albany, New York region. The Security Software Solutions Segment sells their products and services on a global basis using a direct sales model and reseller arrangements. The Corporate Division's expenses are non-operating expenses which include all public company related activities, employee/director stock option expense and apply to all of the Company’s operating divisions and therefore are stated as a reconciling item in our segment data. The Corporate Division’s assets consist of primarily cash and cash equivalents, marketable securities and goodwill. The Company’s segment information follows:

Back to Contents

Segment information for the three months ended:

Document Management Solutions		Systems Integration	Security Software Solutions	Totals

September 30, 2005
Net sales from external customers	$1,494,535	$1,687,898	$1,121,103	$4,303,536
Intersegment revenues	-	-	4,050	4,050
Segment profit (loss)	50,754	(15,177)	(1,232,440)	(1,196,863)
Segment assets	2,435,793	3,020,482	2,977,851	8,434,126

September 30, 2004
Net sales from external customers	$1,405,670	$1,663,302	$593,426	$3,662,398
Intersegment revenues	-	10,094	-	10,094
Segment profit (loss)	65,246	13,554	(1,918,976)	(1,840,176)
Segment assets	4,411,636	2,430,509	2,687,371	9,529,516

Reconciliations:			September 30, 2005	September 30, 2004

Net Sales
Total net sales for reportable segments			$4,307,586	$3,672,492
Elimination of intersegment revenues			(4,050)	(10,094)

Total consolidated net sales			$4,303,536	$3,662,398

Total profit or loss for reportable segments			$(1,196,863)	$(1,840,176)
Product development expenses			(718,436)	(701,274)
Corporate expenses and other			(1,839,093)	(368,925)
Elimination of intersegment profits			5,405	6,837

Loss before income taxes			$(3,748,987)	$(2,903,538)

Assets
Total assets for reportable segments			$8,434,126	$9,529,516
Corporate assets			67,746,273	82,476,311
Elimination of intersegment assets			(148,201)	(10,178)

Consolidated total assets			$76,032,198	$91,995,649

6.	Marketable Securities

The Company has classified certain investments known as auction rate securities as marketable securities on its balance sheet. The auction rate securities the Company purchases are generally triple A or double A rated. With regard to the auction rate securities the Company purchases, the interest yield generally resets every 35 days or sooner. The securities are purchased at par value and sold at par value with no adjustment to market value required. Many of the securities are insured by a third party insurance company and the issuer is sometimes a municipality or municipality run corporation.

7.	Revisions in Classification of Certain Securities

On the Company’s Form 10Q for the three months ended September 30, 2004, the Company had certain auction rate securities classified as cash and cash equivalents on its Balance Sheet and Statement of Cash Flow. As reported on the Company’s Form 10K/A for the year ended June 30, 2004, the Company reclassified these securities from cash and cash equivalents to marketable securities. As a result of this change, the Statement of Cash Flow for the three months ended September 30, 2004 has been amended in this Form 10Q. The Company has included a line item entitled “Net sales of marketable securities” which totaled $1,375,000. As a result, the total “Net cash used/(provided) by investing activities” has been amended from $719,980 of cash used to $655,020 of cash provided. Total “Net increase(decrease) in cash and cash equivalents” has been amended from $2,452,503 of cash used to $1,077,503 of cash used. Furthermore, “Cash and cash equivalents, end of period” has been amended from $71,537,320 to $23,987,320 as $47,550,000 of auction rate securities were reclassified from cash and cash equivalents to marketable securities as of September 30, 2004.

Back to Contents
8.	Inventories

Inventories relate to Docstar and DJS only and at September 30 and June 30 consist of:

	September 30, 2005	June 30, 2005

Purchased components and raw materials	$301,150	$229,305
Finished goods	74,347	74,373

	$375,497	$303,678

9.	Goodwill and Other Intangible Assets

The Company retains a third party valuation firm to perform an annual valuation of goodwill as of June 30. An adverse development or change in our business would require an interim assessment. There were no adverse developments or changes in our business that required an interim assessment for the three months ended September 30, 2005.

There were no changes in the carrying amount of goodwill for the three months ended September 30, 2005. The values at September 30, 2005 were as follows:

	Authentidate	AG	Total

Balance September 30, 2005	$49,571	$7,291,165	$7,340,736

Intangible asset amortization expense for the three months ended September 30, 2005 and September 30, 2004 was $42,937 and $42,960. Below is a chart of intangible assets:

	September 30, 2005			June 30, 2005

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Patents	$365,648	$92,868	$272,780	$357,164	$87,482	$269,682
Trademarks	181,081	41,237	139,844	181,081	38,884	142,197
Acquired
technologies	72,467	27,175	45,292	72,467	18,117	54,350
Licenses	573,888	398,061	175,827	569,087	371,919	197,168

Total	$1,193,084	$559,341	$633,743	$1,179,799	$516,402	$663,397

The Company amortizes intangible assets under the straight line method. Intangible amortization expense is expected to be as follows for the next five fiscal years:

2006	$170,649
2007	134,678
2008	40,952
2009	29,987
2010	29,987

Back to Contents
10.	Shareholders’ Equity

Below is a summary of changes in Shareholders' Equity for the three months ended September 30, 2005:

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Translation Adjustment	Total Shareholders’ Equity

Balance June 30, 2005	2,800	34,399	160,488,500	(88,100,574)	$(63,421)	$72,361,704
Cost to register common shares			(1,598)			(1,598)
Currency translation adjustment					3,800	3,800
Preferred stock dividends				(17,501)		(17,501)
Employee stock option expense			653,000			653,000
Net loss				(3,748,987)		(3,748,987)

Balance September 30, 2005	$2,800	$34,399	$161,139,902	$(91,867,062)	$(59,621)	$69,250,418

During the three months ended September 30, 2005, no common stock options or common stock warrants were exercised.

11.	Preferred Stock

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

As described in our report on Form 10-K for the fiscal year ended June 30, 2005, we are involved in the following pending and threatened legal proceedings. We are the defendant in a third party complaint filed by Shore Venture Group, LLC (Shore Venture) in Federal District Court in Pennsylvania. The third party complaint was filed against us on May 7, 2001. Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleges a claim for breach of contract and seeks indemnification. A trial was held in October, 2002 and we are currently awaiting the verdict of the judge. Management believes that the claim will not have a material adverse impact on our financial condition, results of operations or cash flows.

We are also the defendant in a claim filed by Shore Venture Group in the federal District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. This complaint was filed on March 2, 2005 and an amended complaint was filed on or about April 26, 2005. On October 12, 2005, the parties entered into an agreement to arbitrate the claims asserted against us by Plaintiffs. On October 19, 2005, the Court approved and entered a Consent Order referring the case to arbitration by the American Arbitration Association and staying the lawsuit pending resolution of the arbitration. The plaintiffs seek additional shares of the common stock of our subsidiary, Authentidate, Inc., rights under one of our patent applications, and damage in connection with an alleged copyright infringement. We had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. However, negotiations were unable to result in a mutually agreeable settlement. Plaintiffs have not yet filed their arbitration brief. We intend to defend the action vigorously. Management believes that the resolution of all of our claims with Shore Venture will not have a materially adverse effect on our financial condition. However, there can be no assurance that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial position.

In June, July and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York against our company and certain of our current and former officers and directors. Plaintiffs in these actions allege that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a), and 15 of the Securities Act of 1933. The alleged class period is August 6, 2002 through May 27, 2005. The securities law claims are based on the allegation that we failed to disclose that the USPS could cancel its August 2002 contract with us if we did not meet certain performance metrics, and when we disclosed on September 8, 2004 that we failed to comply with those metrics and on May 27, 2005 that we had received a second notice from the USPS that we had failed to obtain the minimum revenue required under the agreement, the market price of our stock declined. The class action complaints seek unspecified monetary damages. On October 5, 2005 the Court granted the motion of one plaintiff, the Illinois State Board of Investment, to be appointed as lead plaintiff under the Private Securities Litigation Reform Act. The caption of the case is in re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Cir. 5323 (LTS). Plaintiff is scheduled to file an amended consolidated complaint on January 3, 2006; defendants’ motion to dismiss the complaint is scheduled to be filed on March 4, 2006. Oral argument on the motion to dismiss is scheduled for June 30, 2006.

Back to Contents

In addition to the class action complaints, four purported shareholder derivative actions were filed against certain former and current directors and officers of the Company in June and July 2005 in the United States District Court for the Southern District of New York. The derivative actions are based on substantially the same events and factual allegations as the class actions and assert claims that Authentidate was injured by an alleged breach of fiduciary duty, waste, mismanagement, violations of Sarbanes-Oxley, and misappropriation of inside information. The derivative complaints seek, among other things, damages, equitable relief, restitution, and payment of costs and expenses incurred in the litigation (including legal fees). Plaintiffs in the derivative actions have entered into a Court-approved stipulation providing for the consolidation of their actions and the selection of Maxine Philips as the lead plaintiff. Plaintiff is scheduled to file a consolidated complaint on November 14, 2005. Defendants’ response is due on January 13, 2006.

In addition, in August 2005, we were notified of the filing of a complaint in which the plaintiff alleges that our products and systems incorporating secure time stamping technology, including but not limited to our Electronic Postmark system, infringes certain of the plaintiff’s patent rights. The complaint was filed in the United States District Court for the Middle District of Florida and is entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. As relief, the complaint seeks, among other things, injunctive relief and damages. The complaint was served on September 21, 2005, and our Answer, which we plan to timely file, is due on November 10, 2005. We are continuing to assess the situation and the patents being asserted. We intend to defend the action vigorously. Based on the facts of which we are currently aware, management believes that the resolution of all of our claims with TimeCertain will not have a materially adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

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

To date, we have not achieved the revenue metrics required under our agreement with the United States Postal Service. We received a third letter from the USPS in October 2005, which letter stated the Company continues to fail to attain the performance metrics required by the Strategic Alliance Agreement. However, the USPS also stated it has elected not to terminate the agreement at this time and will continue to fulfill its obligations under the agreement as long as it remains in effect. The Company and the United States Postal Service have continued to discuss various amendments to the original agreement and we believe these discussions will lead to changes to the contract that we and the United States Postal Service will both agree to and which will enable us to continue our relationship with the United States Postal Service. If we are unsuccessful in completing these negotiations and should we fail to satisfy one or more of the performance metrics under this agreement, the United States Postal Service could, subject to our right to cure any such failure, terminate our agreement.

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2005, we were not aware of any obligations under such indemnification agreements that would require material payments.

Back to Contents

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Future Results

Certain statements in this Form 10-Q, including information set forth under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). We desire to avail ourselves of certain “safe harbor” provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involving known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of the Docstar, Authentidate and related product lines, competition, pricing, technological changes, technological implementation of the Authentidate business plan, related decisions by the USPS, and other risks as discussed in our filings with the Securities and Exchange Commission, in particular our Annual Report on Form 10-K for the year ended June 30, 2005 and registration statements we have filed and which have been declared effective by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, all of which risk factors could adversely affect our business and the accuracy of the forward-looking statements contained herein.

Executive Overview

Authentidate Holding Corp. is a holding company which operates its software, hardware and services business in three segments:

•	The Document Management Solutions Segment, formerly known as the DocstarTM Division. This segment develops, assembles and sells document imaging systems and software products.

•	The System Integration Segment, formerly known as DJS Marketing Group which sells and integrates computer system, peripheral equipment and provides professional network and computer solution services.

•	The Security Software Solutions Segment (formerly known as the Authentidate Segment and consisting of Authentidate, Trac Medical Solutions and Authentidate International AG) develops and sells authentication and security software products and services.

During the three months ended September 30, 2005, we derived approximately $1.5 million in revenue from our Document Management Solutions Segment, $1.7 million from our Systems Integration Segment, and $1.1 million from our Security Software Solutions Segment, respectively.

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

The Security Software Solutions Segment is engaged in the business of providing end users with security software technology and services designed to accept and store a digital code which enables users to prove the authenticity of the date, time and the content of any electronic document. The product was released for sale in May, 2001. We believe that product integration development work will be necessary for some applications or customers. In April 2005, we launched a new service to authenticate and verify documents received by fax and in October 2005 we announced the introduction of CareFaxTM, a web-based, HIPAA-compliant fax solution that is intended to meet the compliance requirements associated with document processing in the healthcare sector.

On July 31, 2002, we entered into a strategic alliance agreement with the United States Postal Service to serve as the preferred provider of the USPS Electronic Postmark® (EPM) service. Under the terms of the agreement, our Authentidate, Inc. subsidiary provides the management, technology and support for the United States Postal Service’s EPM system. The USPS is the vendor of the EPM to the end user. The USPS Electronic Postmark® provides evidence that the content of a document or file existed at a specific date and time and is intended to protect the integrity of the document or file by ensuring that it cannot be altered without detection. The EPM uses our patent pending technology offering highly sophisticated encryption methodology ensuring document authenticity and is intended to be able to be added to any application regardless of the computing platform or operating system. During the 2005 fiscal year, we implemented a solutions-based approach to accelerate development of the market for the USPS EPM and in May 2005, we announced that the United States Postal Service approved an updated version of the USPS EPM service.

Back to Contents

To date, we have not achieved the revenue metrics required under our agreement with the United States Postal Service. As previously reported, we received a letter from the USPS in September 2004, which letter stated that we had six months to cure our nonperformance of the metric standard described in such letter. We began negotiating with the Postal Service to complete a modification of this metric and in December 2004 believed that we cured the default. Despite those actions, in May 2005 the United States Postal Service notified us that we had failed to attain the performance metrics required by the Strategic Alliance Agreement during the period February 2005 through April 2005. In its notice, the Postal Service has advised us that although it intends to exercise its right to terminate the Strategic Alliance Agreement if we are unable to cure this default, it is willing to discuss further plans that we may have to attain the performance metrics in the Strategic Alliance Agreement. In October 2005, the United States Postal Service again notified us of our continuing failure to satisfy the performance metrics required by the Strategic Alliance Agreement. However, the USPS also stated that it has elected not to terminate the agreement at this time and will continue to fulfill its obligations under the agreement as long as it remains in effect. We have continued our efforts to cure the default claimed by the USPS and to discuss modifications to the Alliance Agreement. No assurances, however, can be given that we will be successful in completing these negotiations or that we will comply with the current performance metric in a timely manner. If we are unsuccessful in either of these tasks, the Postal Service may terminate the agreement.

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

Trac Medical Solutions developed a business model to apply the Authentidate technology to the medical supply business relating to the automation and processing of Certificates of Medical Necessity (CMN). Trac Medical Solutions developed its CareCert™ service and has entered into over thirty revenue-generating agreements to date. In February 2004, Trac Medical Solutions entered into an agreement with Homecare Association, LLC pursuant to which Trac Medical Solutions markets its CareCert service directly to the membership community of the American Association for Homecare. In connection with that agreement, Trac Medical Solutions engaged bConnected Software, Inc. to provide development services for an enterprise version of its CareCert service and to provide marketing and reselling services. Trac Medical announced the commercial release of CareCert® ES during the quarter ended December 31, 2004. Trac Medical Solutions generates revenues through license fees, maintenance fees, support fees and the sale of transactions.

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

Cash Equivalents

We consider all highly liquid debt instruments with maturities not exceeding three months when purchased to be cash equivalents. At September 30, 2005 and June 30, 2005, cash equivalents were composed primarily of investments in high quality short term investments such as commercial paper and overnight interest bearing deposits.

Back to Contents

Marketable Securities

Our marketable securities are generally comprised of auction rate securities. These investments are generally rated AAA or AA by one or more national rating agencies. The auction rate securities have contractual maturities of up to 30 years. The auction rate securities that we invest in generally have interest re-set dates that occur every 7, 28 or 35 days and despite the long-term nature of their stated contractual maturity, we have the ability to quickly liquidate these securities at ongoing auctions every 35 days or less. We classify our investments in auction rate securities as “available for sale.” These investments are recorded at cost which approximates fair market value due to their variable interest rates, which typically reset every 7, 28 or 35 days. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our current investments. All income generated from these current investments was recorded as interest income. Because we do not hold any one auction rate security longer than one year, they have been classified as a current asset.

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

Property and Equipment

Property and equipment (including assets held under capital leases) are stated at cost net of accumulated depreciation. Depreciation and amortization are determined using the straight-line method. Estimated useful lives of the assets range from three to forty years.

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

Our Document Management Solutions Segment has significant revenue from multiple element arrangements. Docstar sales include computer systems with loaded software (including the perpetual software license) as one deliverable and Docstar Softcare ™ as an additional deliverable. Each of these deliverables is separately sold products and therefore has vendor specific objective evidence of fair value. In some cases the deliverable is just the software and license with no computer. Docstar Softcare is a one year post-contract customer support and upgrade product. We recognize revenue on the system and perpetual software license when the product is shipped and title to the system passes to the customer. The Softcare deliverable is considered a when-and-if-available element. Softcare revenue is recognized ratably over the one year contract. Revenue is allocated to each element based on the prices of these two elements when sold separately.

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

The Security Software Solutions Segment may have multiple element sales and the separate elements may include licensing, maintenance, set-up, support, transaction fees and hosting services. Our Trac Medical subsidiary generally enters into sales contracts of one year. These contracts, which require customer set-up, may contain elements including software hosting, licensing, credentialing, transaction and post-contract customer support elements. Additionally, these contracts contain a prepaid transaction element and any unused transactions may be carried over, provided the customer renews their contract for another year. As this service/product is new, there is no evidence of value for any element, VSOE has not been established. Additionally, under these arrangements, all elements of the contract are being provided and/or accessed by the customer over our hosting site on a monthly basis over the estimated term of the contract. Therefore, revenue is deferred until set-up is complete and then recognized over the estimated term of the contract.

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

Warranty Provisions

We provide a one-year warranty on hardware products we assemble in our Document Management Solutions Segment. On products distributed for other manufacturers, the original manufacturer warranties the product. Warranty expense was not significant to any of the years presented.

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

Stock-Based Compensation

We apply FAS No. 123R to account for employee and director stock option plans. The stock-based employee compensation expense was determined using the Black Scholes option-pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility, expected dividend payments and the risk-free interest rate over the expected life of the options.

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

Results of Operations

Three months ended September 30, 2005 compared to three months ended September 30, 2004.

We realized a consolidated net loss of $3,748,987 ($.11 per share) for the three months ended September 30, 2005 compared to a consolidated net loss of $2,906,089 ($.09 per share) for the three months ended September 30, 2004.

As reported in Footnote 5 (Segment Information) to the Consolidated Financial Statements appearing in this Form 10-Q, the net loss is the result of losses incurred primarily by our Security Software Solutions Segment and Corporate expenses. Our Security Software Solutions Segment has incurred significant sales, marketing, development, and general and administrative expenses this year and last to generate sales, to develop a market for its products including personnel, marketing programs and advertising, and to develop additional products including new software products for the content authentication market and for the healthcare market.

The consolidated net loss for the three months ended September 30, 2005 is approximately $843,000 more than it was for the same period last year. Most of the increased loss was due to $653,000 of stock option expenses recorded due to new rules requiring the expensing of options under FAS No. 123R. The remainder of the increased loss is due to an increase in selling, general and administrative expenses in the Corporate Division, which is more fully explained below. There was a decrease in the segment loss in the Security Software Solutions Segment of approximately $687,000 comparing current quarter to prior year quarter. The decrease was primarily due to increased sales of $528,000, as well as, a decrease in personnel costs of approximately $106,000 and consultant costs of approximately $73,000 in the quarter, offset against insignificant increases in various other categories. The Document Management Solutions segment profit decreased approximately $14,000, while the Systems Integration segment profit decreased approximately $29,000 for the three months ended September 30, 2005, compared to the three months ended September 30, 2004.

Consolidated sales were $4,303,536 and $3,662,398 for the three months ended September 30, 2005 and 2004, respectively. The increase versus the prior year period is primarily a result of an increase in the Security Software Solutions Segment of $528,000, mainly due to new customer sales. Sales for the Systems Integration Segment increased approximately $25,000 comparing the current period to corresponding period for the prior year. Sales for the Document Management Solutions Segment increased approximately $89,000 for the three months ended September 30, 2005 compared to the corresponding period for the prior year.

Consolidated gross profit for the three months ended September 30, 2005 and 2004 was $2,132,086 and $1,702,613, respectively. The consolidated gross profit margin was 49.5% and 46.5% for the three months ended September 30, 2005 and 2004, respectively. Gross profit margin is defined as gross profit as a percentage of sales. The increase comparing current year to prior year results from increased gross profit in the Security Software Solutions Segment and an increase to the Document Management Solutions Segment.

Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $5,038,057 and $4,209,357 for the three months ended September 30, 2005 and 2004, respectively. The largest increase was in Corporate Division which incurred increased personnel costs ($0.4 million), increased legal and accounting expenses ($0.3 million), consulting fees ($0.1 million), rent expense ($0.1 million), and increased director and officer liability insurance and director costs ($0.2 million) for the three months ended September 30, 2005.

Back to Contents

These increases in our Corporate division related to the addition of staff, expenses incurred in connection with defending litigation, compliance with requirement of Sarbanes-Oxley Act of 2002, including costs related to our internal control over financial reporting, and renewing liability insurance coverage.

As a percentage of net sales, S,G&A costs were 117.1% for the three months ended September 30, 2005 and 114.9% for the three months ended September 30, 2004. This percentage increase is primarily due to the increase in SG&A expenses for the Corporate Division as discussed above.

Product development expenses, excluding capitalized costs, primarily relate to software development for the Security Software Solutions Segment. For the three month period September 30, 2005, these costs increased to $718,436, as compared to $701,274 the same period last year. We have a policy of capitalizing qualified software development costs after technical feasibility has been established and amortizing those costs over three years as cost of goods sold once the products are available to customers. The amortization expense of software development costs amounted to $109,016 for the three months ended September 30, 2005. Amortization expense of software development costs amounted to $82,147 for the three months ended September 30, 2004.

Liquidity and Capital Resources

Overview

Our primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. The principal balance of long-term debt at September 30, 2005 totaled $18,000, which relates to a note payable to the Empire State Development Corporation for the repayment of a grant.

In February 2004, we sold a total of 5,360,370 common shares in private placements pursuant to Section 4(2) of the Securities Act and Rule 506, promulgated there. We realized gross proceeds of approximately $73,700,000 from these transactions and received net proceeds of approximately $69,100,000 after payment of offering expenses and broker commissions.

Our DJS subsidiary has a $2.5 million revolving line of credit with a financial institution collateralized by all assets of DJS and guaranteed by Authentidate Holding Corp. The agreement restricts DJS from making cash advances to AHC, without obtaining a waiver from the financial institution. The interest rate is prime plus 1.75% with a minimum prime rate of 7%. DJS may borrow on this line based on a formula of qualified accounts receivable and inventory. The outstanding balance on this line of credit is $488,730 at September 30, 2005.

Property, plant and equipment expenditures totaled $172,765 and capitalized software development expenditures totaled $608,262 for the three months ended September 30, 2005, respectively. There are no significant purchase commitments outstanding.

Cash Flows

Our unrestricted cash and cash equivalents balance at September 30, 2005 was $7,669,826 and total assets were $76,032,198 compared to unrestricted cash and cash equivalents of $6,429,210 and total assets of $79,708,605 at June 30, 2005. Our unrestricted cash balance at September 30, 2004 was $23,987,320 and our total assets as of such date were $91,995,649. We have invested our excess cash in marketable securities, which totaled $56,075,000 at June 30, 2005 and $49,600,000 at September 30, 2005. The decrease in our total assets from the three months ended September 30, 2004 to the three months ended September 30, 2005 is due primarily to cash used in operating activities. Unrestricted cash and cash equivalents decreased $16.3 million from September 30, 2004 to September 30, 2005 primarily due to cash outflows for operating activities of $13.1 million, purchases of marketable securities of $2.0 million and $1.2 million of other activity. We used $3,967,717 of cash in operating activities during the three months ended September 30, 2005. This compares to cash used in operating activities of $1,503,788 for the same period last year. Total cash flow provided by all activities was $1,240,616 for the three months ended September 30, 2005, compared to net cash used of $1,077,503 for the three months ended September 30, 2004. This increase in cash and cash equivalents during the three months ended September 30, 2005 is mainly due to our investing activities which involved the sale of marketable securities ($6,475,000), offset by software development costs ($608,262) and cash used in operating activities ($3,967,717). The decrease in cash during the three months ended September 30, 2004 was mainly due to operating activities, primarily the net loss ($2,906,089), offset by the sale of marketable securities ($1,375,000).

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

Back to Contents

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

Financing Activities

We did not engage in any external financing activities to date in fiscal 2006 and during our 2005 fiscal year.

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

Back to Contents

We are also the defendant in a case filed by Shore Venture Group, LLC in the United States District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. This complaint was filed on March 2, 2005, and an amended complaint was filed on or about April 26, 2005. On October 12, 2005, the parties entered into an agreement to arbitrate the claims asserted against us by the Plaintiffs. On October 19, 2005, the Court approved and entered a Consent Order referring the case to arbitration by the American Arbitration Association and staying the lawsuit pending resolution of the arbitration. The Plaintiffs in this case seek additional shares of the common stock of our subsidiary, Authentidate, Inc., the right to exchange its stock in Authentidate, Inc., for publicly traded stock and securities in us, rights under one or more of our patent applications and damages in connection with an alleged copyright infringement. The lawsuit requested damages, injunctive relief, costs and attorneys’ fees. The Plaintiffs have not yet filed their arbitration brief. We intend to defend the action vigorously. Based on the facts of which we are currently aware, management believes that the resolution of all of our claims with Shore Venture will not have a materially adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

Between June and August 2005, several purported shareholder class and derivative actions were filed against our company and certain current and former officers and directors. The complaints and current status of these actions are described in detail under the caption “Legal Proceedings,” appearing in Item 1 of Part II of this Quarterly Report on Form 10-Q. Management is unable to determine at this time whether these complaints will have a material adverse impact on its financial condition, results of operations or cash flow.

In addition, in August 2005, we were notified of the filing of a complaint in which the plaintiff alleges that our products and systems incorporating secure time stamping technology, including but not limited to our Electronic Postmark system, infringes certain of the plaintiff’s patent rights. The complaint was filed in the United States District Court for the Middle District of Florida and is entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. As relief, the complaint seeks, among other things, injunctive relief and damages. The complaint was served on September 21, 2005, and our Answer, which we plan to timely file, is due on November 10, 2005. We are continuing to assess the situation and the patents being asserted. We intend to defend the action vigorously. Based on the facts of which we are currently aware, management believes that the resolution of all of our claims with TimeCertain will not have a materially adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentiallyhave a material adverse effect on our financial condition.

On July 11, 2005, we entered into a lease agreement for general office space consisting of 19,695 total rentable square feet located in Berkeley Heights, New Jersey. The lease is for a term of ten years and four months, with a commencement date of October 1, 2005. Starting on October 1, 2005, we began occupying the premises on a rent-free basis for four months. For an additional two months we are entitled to occupy a portion of the premises on a rent-free basis. The annual rent in the first year will be $323,544 and increasing to $512,070 in year 2 and increasing at regular intervals until year 10 when the annual rent will be $561,308. The lease also provides us with a right of first offer on available space on the fifth floor of the corporate center as well as a one-time option to renew the lease for a term of five years at the then-current market rate for comparable buildings. We also have an option to terminate the lease five years and four month after the commencement date upon 12 months prior notice to the landlord. If we exercise this option, we would be required to pay an early termination fee of $568,202. As part of the lease agreement, we posted a letter of credit securing its lease payments of approximately $512,000.

As we previously announced, effective November 15, 2004, John T. Botti no longer serves as our President and Chief Executive Officer. In addition, Mr. Botti subsequently retired from his position as Chairman of the Board and on February 7, 2005, we entered into an Agreement and Release with Mr. Botti. Under that agreement, we agreed to pay to Mr. Botti the severance payments as set forth in his July 1, 2003 employment agreement and agreed to retain him to provide consulting services to us for a period of one year. Our severance obligations to Mr. Botti are described in greater detail below under the caption “Employment, Severance and Change of Control Agreements.” Under the consulting agreement, we agreed to pay Mr. Botti a monthly retainer of $10,000 in consideration of his provision of such services as may be requested by our Chief Executive Officer. The severance benefits have been accrued and are expected to be paid over the next 16 months.

In addition, as we previously announced effective December 31, 2004, Mr. Peter Smith no longer serves as our Executive Vice President – Chief Operating Officer. On February 8, 2005, we entered into an Agreement and Release with Mr. Smith and agreed to pay him a severance payment equal to his base salary for a period of up to twelve months. Our severance obligations to Mr. Smith are described in greater detail below under the caption “Employment, Severance and Change of Control Agreements.” The benefits have been accrued for in the second quarter of fiscal 2005 and are expected to be paid over the next three months.

Back to Contents

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

Contractual Commitments

Following is a summary of the contractual commitments associated with our debt and lease obligations, as of September 30, 2005:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	5,994,237	$772,192	$1,181,273	$1,073,376	$2,967,396
Capital leases (1)	21,225	20,466	759	—	—
Long term debt obligations	18,000	18,000	—	—	—

Total (2)	$6,033,462	$810,658	$1,182,032	$1,073,376	$2,967,396

(1)	Capital lease payments exclude interest of $2,278.74.
(2)	This table does not reflect contingencies associated with our contract with Health Fusion, Inc. and in connection with our acquisition of certain assets and liabilities of Cryptcom Securities, Inc., both of which are described above.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2005, we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us. However, price deflation in the major categories of components we purchase for the Docstar has been substantial and is anticipated to continue through fiscal 2006. Typically, new components such as new generations of microprocessors and new optical disk drive technologies etc. are introduced at premium prices, by its vendors. During this period, we earn lower margins on our products. As the life cycle progresses, competitive pressures could force vendor prices down and thus improve our profit margins. Competitive pressures from an evolving document imaging industry have required us to adjust our marketing model for selling Docstar to accommodate a lower entry point. Because much of DJS's business is service-related, price deflation has less of an impact on DJS's profits. We do not believe that the impact of inflation will have a significant impact on our Security Software Solutions Segment business lines.

Back to Contents

Present Accounting Standards Not Yet Adopted

There has been no new applicable accounting pronouncements issued that the Company has not yet adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have approximately $50 million invested in high quality, short term investments as of September 30, 2005. We do not believe that any of our financial instruments have significant risk associated with market sensitivity. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At September 30, 2005, our unrestricted cash and marketable securities totaled $57,269,826, most of which was invested in asset backed short term investments, commercial paper, and money market accounts. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

Part II Other Information

Item 1. Legal Proceedings:

We are the defendant in a third party complaint filed by Shore Venture Group, LLC in the United States District Court for the Eastern District of Pennsylvania. The caption of this matter is Berwyn Capital Investments, Inc. v. Shore Venture Group, LLC et al. (defendants and Shore Venture Group, LLC as third party plaintiff) v. Authentidate Holding Corp. and Authentidate, Inc. (third party defendants). The third party complaint was filed against us on May 7, 2001. Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleges a claim for breach of contract and seeks indemnification. A trial was held in October, 2002 and we are currently awaiting the verdict of the judge. Management believes that the claim, if decided adverse to us, will not have a material adverse impact on our financial condition, results of operations or cash flows. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

We are also the defendant in a case filed by Shore Venture Group, LLC in the United States District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. This complaint was filed on March 2, 2005, and an amended complaint was filed on or about April 26, 2005. On October 12, 2005, the parties entered into an agreement to arbitrate the claims asserted against us by the Plaintiffs. On October 19, 2005, the Court approved and entered a Consent Order referring the case to arbitration by the American Arbitration Association and staying the lawsuit pending resolution of the arbitration. The Plaintiffs in this case seek additional shares of the common stock of our subsidiary, Authentidate, Inc., the right to exchange its stock in Authentidate, Inc., for publicly traded stock and securities in us, rights under one or more of our patent applications and damages in connection with an alleged copyright infringement. Prior to the commencement of this case, we had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. However, negotiations did not result in a mutually agreeable settlement. The lawsuit requested damages, injunctive relief, costs and attorneys’ fees. The Plaintiffs have not yet filed their arbitration brief. We intend to defend the action vigorously. Based on the facts of which we are currently aware, management believes that the resolution of all of our claims with Shore Venture, in the event decided adversely to us, will not have a materially adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

In June, July and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York against our company and certain of our current and former officers and directors. Plaintiffs in these actions allege that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a), and 15 of the Securities Act of 1933. The alleged class period is August 6, 2002 through May 27, 2005. The securities law claims are based on the allegation that we failed to disclose that the USPS could cancel its August 2002 contract with us if we did not meet certain performance metrics, and when we disclosed on September 8, 2004 that we failed to comply with those metrics and on May 27, 2005 that we had received a second notice from the USPS that we had failed to obtain the minimum revenue required under the agreement, the market price of our stock declined. The class action complaints seek unspecified monetary damages. On October 5, 2005 the Court granted the motion of one plaintiff, the Illinois State Board of Investment, to be appointed as lead plaintiff under the Private Securities Litigation Reform Act. The caption of the case is in re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Cir. 5323 (LTS). Plaintiff is scheduled to file an amended consolidated complaint on January 3, 2006; defendants’ motion to dismiss the complaint is scheduled to be filed on March 4, 2006. Oral argument on the motion to dismiss is scheduled for June 30, 2006.

In addition to the class action complaints, four purported shareholder derivative actions were filed against certain former and current directors and officers of the company in June and July 2005 in the United States District Court for the Southern District of New York. The derivative actions are based on substantially the same events and factual allegations as the class actions and assert claims that Authentidate was injured by an alleged breach of fiduciary duty, waste, mismanagement, violations of Sarbanes-Oxley, and misappropriation of inside information. The derivative complaints seek, among other things, damages, equitable relief, restitution, and payment of costs and expenses incurred in the litigation (including legal fees). Plaintiffs in the derivative actions have entered into a Court-approved stipulation providing for the consolidation of their actions and the selection of Maxine Philips as the lead plaintiff. Plaintiff is scheduled to file a consolidated complaint on November 14, 2005. Defendants’ response is due on January 13, 2006.

Back to Contents

On July 13, 2005, a purported shareholder of our company wrote a letter to the Board of Directors demanding that the directors cause the company to commence an action against those directors and officers who the shareholder asserts are allegedly responsible for causing the company to make supposedly false and misleading statements about revenue the company expected to derive from the USPS contract and supposedly concealed certain internal control problems. The letter states that if such an action is not commenced, the shareholder will commence a derivative action. The Board of Directors has notified the derivative shareholder that it will determine and communicate its response to his demand in the near future.

In addition, in August 2005, we were notified of the filing of a complaint in which the plaintiff alleges that our products and systems incorporating secure time stamping technology, including but not limited to our Electronic Postmark system, infringes certain of the plaintiff’s patent rights. The complaint was filed in the United States District Court for the Middle District of Florida and is entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. As relief, the complaint seeks, among other things, injunctive relief and damages. The complaint was served on September 21, 2005, and our Answer, which we plan to timely file, is due on November 10, 2005. We are continuing to assessthe situation and the patents being asserted. We intend to defend the action vigorously. Based on the facts of which we are currently aware, management believes that the resolution of all of our claims with TimeCertain will not have a materially adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentiallyhave a material adverse effecton our financial condition.

In addition, we are subject to other claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2. Changes in Securities

(a) Sales of Unregistered Securities.

None.

(b) Not applicable.

(c) Repurchase of Equity Securities.

We did not repurchase any of our equity securities during the quarter ended September 30, 2005

Item 3. Defaults Upon Senior Securities:

None.

Item 4. Submission of Matters to a Vote of Securities Holders:

None.

Item 5. Other Information:

On July 11, 2005, we entered into a lease agreement with The Connell Company for general office space consisting of 19,695 total rentable square feet located in Berkeley Heights, New Jersey. The lease is dated as of July 5, 2005 and we will use the premises as general office space for our operations. Our current office lease in New York, New York expires in March 2006. The lease is for a term of ten years and four months, with a commencement date of October 1, 2005. Starting on the commencement date, we will be entitled to occupy the premises on a rent-free basis for four months and for an additional two months thereafter we’re entitled to occupy a portion of the premises on a rent-free basis. In addition, prior to actual commencement date, we are entitled to occupy approximately 5,000 square feet of the premises on a rent-free basis for the period between the date the premises are first occupied and the actual commencement date. Commencing on the fifth month of the lease term, the rental rate will be $26.00 per square foot for a total of 15,579 rentable square fee or $33,754 per month. Thereafter, from month 7 through month 40, the rent for the entirety of the demised premises (19,695 rentable square feet) shall be $42,672; from month 41 through month 76, the rental rate shall be $45,134 per month and from month 77 to the end of the term, the monthly rent shall be $46,775. The lease also provides us with a right of first offer on available space on the fifth floor of the corporate center at the then-current prevailing fair market rate as well as a one-time option to renew the lease for a term of five years at the then-current market rate for comparable buildings. We also have the option to terminate the lease five years and four months after the commencement date upon 12 months prior notice to the landlord. If we exercise this option, we would be required to pay an early termination fee of $568,202. We have posted a letter of credit in the amount of $512,070 as a security deposit for the lease, which amount will be reduced by fifty-percent in the event we elect not to exercise our early termination right and remain in similar financial condition as it was on March 31, 2005.

Back to Contents

As previously disclosed, on October 5, 2005, we received a third notice from the United States Postal Service confirming that we continue to fail to attain the performance metrics required by the Strategic Alliance Agreement. However, the USPS also stated that it has elected not to terminate the agreement at this time and will continue to fulfill its obligations under the agreement as long as it remains in effect. As previously reported, in May, 2005, Authentidate was notified by the United States Postal Service that it has failed to attain the revenue metrics required by the Strategic Alliance Agreement for the period of February 2005 through April 2005. At the time, the Postal Service also advised that it intends to exercise its right to terminate the Strategic Alliance Agreement if Authentidate is unable to cure this default. Authentidate continues its efforts to attain compliance with the applicable performance metrics and to discuss modifications to the Strategic Alliance Agreement with the Postal Service. No assurances, however, can be given that Authentidate will reach a mutually acceptable agreement with the Postal Service or that the Postal Service will not terminate the agreement at any time.

On October 18, 2005, we announced the introduction of CareFax™, a web-based, HIPAA-compliant fax solution that is intended to address compliance needs associated with document processing in the healthcare sector. CareFax is designed to enable healthcare organizations, such as medical equipment or service providers and insurance payors, to securely automate the work flow associated with the creation, sending, receiving and handling of faxed documents. The solution incorporates automatic authentication of faxed content to improve the auditability and verification of the document flow.

Pursuant to Section 10A (i) (2) of the Securities Exchange Act of 1934, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by our independent registered public accounting firm. During the first quarter of 2006, the Audit Committee did not authorize our independent registered public accounting firm to provide any non-audit services.

Item 6. Exhibits:

The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant 17 C.F.R. § 230.411, are incorporated by reference to the document referenced in brackets following the description of such exhibits.

Exhibit No.	Description

10.1	Form of Lease Agreement dated as of July 5, 2005 between Authentidate Holding Corp. and The Connell Company (previously filed as Exhibit 10.1 to Current Report on Form 8-K dated July 11, 2005).

*31.1	Certification of Chief Executive Officer

*31.2	Certification of Chief Financial Officer

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Contents

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP

November 9, 2005	/s/ Surendra Pai
DATE
SURENDRA PAI
PRESIDENT & CHIEF EXECUTIVE OFFICER

/s/ Dennis H. Bunt

DENNIS H. BUNT
CHIEF FINANCIAL OFFICER