Form 10-Q/A
period 2004-03-31
AUTHENTIDATE HOLDING CORP
filed 2005-12-27
CIK 885074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Three Connell Drive, Berkeley Heights, New Jersey 07922

(Address of principal executive offices)(Zip Code)

(518) 346-7799

(Registrant’s telephone number, including area code)

2165 Technology Drive, Schenectady, New York 12308

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). □ Yes No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,859,914 shares of Common Stock were outstanding at May 6, 2004.

AUTHENTIDATE HOLDING CORP.
FORM 10-Q/A
INDEX

Part II Other Information

Page No.

Item 6 – Exhibits	3

Signatures	4

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 to amend Exhibits 10.1 and 10.2 filed therewith. The amendment is being made to restore certain provisions of each of Exhibit 10.1 and 10.2 that we had originally requested be treated confidentially. The restoration of the redacted provisions is being made at the request of the staff of the Securities and Exchange Commission. This Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q and, other than the filing of the revised portions of Exhibits 10.1 and 10.2, does not modify or update the disclosures in the original Quarterly Report on Form 10-Q in any way.

Back to Contents

PART II. OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description of Document	Form	Dated	Exhibit Number	Filed Herewith

10.1*	Agreement among Trac Medical Solutions, Inc., Homecare Association, LLC and bConnected Software, Inc. dated February 12, 2004.				X

10.2*	Product Development and License Agreement between Trac Medical Solutions, Inc. and bConnected Software, Inc. dated February 12, 2004.				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

*	Certain portions of these exhibits have been omitted pursuant to a request for confidential treatment and those portions have been filed separately with the SEC. Such portions have been omitted and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

December 27, 2005	/s/ Surendra Pai
DATE	SURENDRA PAI
PRESIDENT & CHIEF EXECUTIVE OFFICER

/s/ Dennis H. Bunt
DENNIS H. BUNT
CHIEF FINANCIAL OFFICER