Form 10-Q
period 2005-12-31
AUTHENTIDATE HOLDING CORP
filed 2006-02-09
CIK 885074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-20190

Authentidate Holding Corp.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	14-1673067
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Three Connell Drive, 5th Floor,
Berkeley Heights, New Jersey	07922
(Address of principal executive offices)	(Zip Code)

(908) 787-1700

(Registrant’s telephone number, including area code)

2165 Technology Drive, Schenectady, New York  12308

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.   Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2006
Common Stock, $0.001 par value per share	34,399,161 shares

AUTHENTIDATE HOLDING CORP.

FORM 10-Q

INDEX

Part I Financial Information

Item 1 - Financial Statements

Consolidated Balance Sheets -
December 31, 2005 (Unaudited) and June 30, 2005

Consolidated Statements of Operations - (Unaudited)
Three and six months ended December 31, 2005
and December 31, 2004

Consolidated Statements of Cash Flows - (Unaudited)
Six months ended December 31, 2005
and December 31, 2004

Notes to Unaudited Consolidated Financial Statements

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Safe Harbor Statement

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Item 4 - Controls and Procedures

Part II Other Information

Item 1 - Legal Proceedings

Item 1A – Risk Factors

Item 2 – Changes in Securities

Item 3 - Defaults upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 – Exhibits

Signatures

Part I Financial Information

Authentidate Holding Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2005	June 30, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$20,071,116	$6,429,210
Restricted cash	660,096	141,947
Marketable securities	32,400,000	56,075,000
Accounts receivable, net of allowance for doubtful accounts of $466,195 and $406,877 at December 31, 2005 and June 30, 2005, respectively	3,364,891	3,230,822
Due from related parties	679	682
Inventories	478,482	303,678
Prepaid expenses and other current assets	1,028,867	478,159
Total current assets	58,004,131	66,659,498
Property and equipment, net	3,869,250	3,878,750
Other assets
Software development costs, net of accumulated amortization of $1,849,228 and $1,758,200 at December 31, 2005 and June 30, 2005	1,411,742	411,775
Goodwill	7,340,736	7,340,736
Other intangible assets, net	595,661	663,397
Investment in affiliate	750,000	750,000
Other assets	4,449	4,449
Total assets	$71,975,969	$79,708,605
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,178,280	$1,336,840
Accrued expenses and other current liabilities	2,224,967	2,739,553
Deferred revenue	1,577,308	2,059,427
Current portion of obligations under capital leases	13,342	23,903
Current portion of long-term debt	—	48,000
Line of credit	420,934	429,756
Income taxes payable	33,159	15,743
Total current liabilities	5,447,990	6,653,222
Long-term deferred revenue	245,000	446,250
Other long-term accrued liabilities	23,839	243,520
Obligations under capital leases, net of current portion	1,123	3,909
Total liabilities	5,717,952	7,346,901
Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value, 5,000,000 shares authorized Series B - 28,000 shares issued and outstanding at December 31, 2005 and June 30, 2005	2,800	2,800
Common stock, $.001 par value; 75,000,000 shares authorized, 34,399,161 issued and outstanding at December 31, 2005 and June 30, 2005	34,399	34,399
Additional paid-in capital	161,741,253	160,488,500
Accumulated deficit	(95,439,761)	(88,100,574)
Accumulated comprehensive loss	(80,674)	(63,421)
Total shareholders’ equity	66,258,017	72,361,704
Total liabilities and shareholders’ equity	$71,975,969	$79,708,605

Authentidate Holding Corporation and Subsidiaries

Consolidated Statement of Operations

(Unaudited)

	For the three months ended		For the six months ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004

Net sales
Products	$3,916,490	$4,352,382	$7,889,604	$7,695,843
Services	294,345	409,345	624,767	728,282
Total net sales	4,210,835	4,761,727	8,514,371	8,424,125
Cost of sales
Products	1,521,380	2,297,402	3,548,661	4,125,881
Services	141,950	195,727	290,909	327,033
Total cost of sales	1,663,330	2,493,129	3,839,570	4,452,914
Gross profit	2,547,505	2,268,598	4,674,801	3,971,211
Selling, general and administrative expenses	5,844,240	6,962,081	11,469,039	11,171,438
Product development expenses	817,399	600,073	1,597,303	1,301,347
Total operating expenses	6,661,639	7,562,154	13,066,342	12,472,785
Loss from operations	(4,114,134)	(5,293,556)	(8,391,541)	(8,501,574)
Other income (expense)
Interest and other income	559,973	381,054	1,090,680	689,732
Interest expense	(1,038)	(4,615)	(3,325)	(8,813)
	558,935	376,439	1,087,355	680,919
Loss before income taxes	(3,555,199)	(4,917,117)	(7,304,186)	(7,820,655)
Income tax (expense) benefit	—	(2,999)	—	(5,550)
Net loss	$(3,555,199)	$(4,920,116)	$(7,304,186)	$(7,826,205)
Per share amounts
Basic and diluted loss per common share	$(.10)	$(.15)	$(.21)	$(.23)

Authentidate Holding Corporation and Subsidiaries

Consolidated Statements of Cash Flow

(Unaudited)

	For the six months ended
	December 31, 2005	December 31, 2004

Cash flows from operating activities
Net loss	$(7,304,186)	$(7,826,205)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	609,976	606,248
Provision for doubtful accounts receivable	23,951	21,967
Non-cash compensation:
Employee stock option expense	1,254,351	—
Warrants and options for services	—	635,651
Accounts receivable and due from related parties	(163,113)	(745,827)
Inventories	(174,881)	(177,607)
Prepaid expenses and other current assets	(553,770)	(87,029)
Accounts payable, accrued expenses and other current liabilities	(927,537)	1,488,538
Deferred revenue	(675,310)	456,997
Income taxes payable	17,424	4,668
Net cash used in operating activities	(7,893,095)	(5,622,599)
Cash flows from investing activities
Restricted cash	(518,149)	(2,075)
Purchases of property and equipment	(395,441)	(510,729)
Other intangible assets acquired	(18,800)	(403,000)
Capitalized software development costs	(1,118,466)	(161,451)
Investment in affiliated companies	—	(750,000)
Net sales / (purchases) of marketable securities	23,675,000	(2,800,000)
Other, net	—	(22,501)
Net cash provided by / (used in) investing activities	21,624,144	(4,649,756)
Cash flows from financing activities
Stock warrants exercised	—	1,371,536
Stock options exercised	—	89,408
Dividends paid	(35,001)	(35,000)
Principal payments on obligations under capital leases	(13,346)	(46,079)
Payment of registration costs	(1,599)	(9,624)
Net payments under line of credit	(8,822)	(163,926)
Principal payments on long-term debt	—	(148,239)
Net cash provided by/(used in) financing activities	(58,768)	1,058,076
Effect of exchange rate changes on cash flows	(30,375)	(48,528)
Net increase/(decrease) increase in cash and cash equivalents	13,641,906	(9,262,807)
Cash and cash equivalents, beginning of period	6,429,210	25,064,823
Cash and cash equivalents, end of period	$20,071,116	$15,802,016

AUTHENTIDATE HOLDING CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.               Basis of Presentation

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for fair presentation. The consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries DJS Marketing Group, Inc. (DJS), Authentidate, Inc., Authentidate International AG (AG), Trac Medical Solutions, Inc. (Trac Med), and its Docstar Division, and are referred to as the Company. The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2005.

2.               Earnings Per Share

The following represents the reconciliation of the basic and diluted loss per share amounts for the three and six months ended December 31, 2005 and 2004, respectively:

	Three Months Ended		Six Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004

Net loss	$(3,555,199)	$(4,920,116)	$(7,304,186)	$(7,826,205)
Preferred stock dividends	(17,500)	(17,500)	(35,001)	(35,000)
Net loss applicable to common stockholders	$(3,572,699)	$(4,937,616)	$(7,339,187)	$(7,861,205)
Weighted average shares	34,399,161	33,763,939	34,399,161	33,626,088
Basic and diluted loss per common share	$(0.10)	$(0.15)	$(0.21)	$(0.23)

All common stock equivalents were excluded from the loss per share calculation for all periods presented because the impact is antidilutive. At December 31, 2005, employee and non-executive director options (4,245,555), warrants (1,262,314), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding. At December 31, 2004, employee and non-executive director options (5,487,824), warrants (1,580,314), and convertible preferred stock (500,000) were outstanding.

3.               Stock Based Compensation

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“FAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as a compensation expense, based on their fair values. Under the provisions of FAS 123R, the estimated fair value of options granted under the Company’s Employee Stock Option Plan and Non-Executive Director Stock Option Plan are recognized as compensation expense over the option-vesting period. The Company is using the modified prospective method, in which compensation expense is recognized beginning with the effective date of adoption of FAS 123R for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.

Prior to July 1, 2005 the Company applied APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to the prior period in comparison to the current period, where it was applied:

	Three Months Ended		Six Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Net loss as reported
Applicable to common shareholders	$(3,572,699)	$(4,937,616)	$(7,339,187)	$(7,861,205)
Add: Total stock-based employee compensation expense determined under fair value method (1)	—	(1,024,627)	—	(1,895,984)
Proforma net loss	$(3,572,699)	$(5,962,243)	$(7,339,187)	$(9,757,189)
Basic and diluted loss per share
As reported	$(0.10)	$(0.15)	$(0.21)	$(0.23)
Pro forma	N/A	$(0.18)	N/A	$(0.29)

(1) December 31, 2005 net loss for the three and six months ended includes $601,351 and $1,254,351 of stock-based employee compensation expense, respectively.

For the three and six months ended December 31, 2005 the Company included $601,351 and $1,254,351 of share-based compensation in its Statement of Operations. Had the Company continued to account for share-based compensation under APB Opinion No. 25, basic and diluted loss per common share for the three and six months ended December 31, 2005 would have been $.09 and $.18 compared to $.10 and $.21, respectively. No stock option expense was included in the Company’s Statement of Operations for the three and six months ended December 31, 2004.

The following table illustrates the breakdown of total stock based compensation by area:

Stock option expense by function:

	Three Months Ended		Six Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
S,G&A expense	$5,309,678	$6,962,081	$10,347,735	$11,171,438
Stock option expense	534,562	—	1,121,304	—
Total	$5,844,240	$6,962,081	$11,469,039	$11,171,438

Product development	755,399	600,073	1,473,835	1,301,347
Stock option expense	62,000	—	123,468	—
Total	$817,399	$600,073	$1,597,303	$1,301,347

Cost of sales	1,658,541	2,493,129	3,829,991	4,452,914
Stock option expense	4,789	—	9,579	—
Total	$1,663,330	$2,493,129	$3,839,570	$4,452,914

Under the modified prospective method of transition under FAS 123R, the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under FAS 123R. Therefore, the results for the period ended are not directly comparable to the same period in the prior year.

Prior to the adoption of FAS No. 123R, the Company presented cash flows resulting from the tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS No. 123R requires cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not realize any tax benefits from stock options during the three and six months ended December 31, 2005.

For purposes of the disclosure in the foregoing table and for purposes of determining estimated fair value under FAS 123R, the Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table. The Company based its estimate of life on historical averages over the past five years. The Company retained a third party valuation firm to calculate expected volatility which was based on the Company’s historical stock volatility, historical stock volatility of comparable companies in the industry and implied volatilities based on the spot market for traded options in the Company and comparable companies in the industry. The following table illustrates the assumptions used in the Company’s Black-Scholes calculations to determine the stock option expense in fiscal 2006 and fiscal 2005.

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Option Life (Months)
Fiscal year 2006	3.3% - 4.2%	0%	70.0% - 102.0%	33
Fiscal year 2005	3.0% - 3.6%	0%	95.3% - 102.0%	33

The Black-Scholes option-pricing model requires the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its employee stock options. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, which could materially impact the Company’s fair value determination.

A combined summary of option activity under the Employees and Non-Executive Directors Stock Option Plan as of December 31, 2005 and changes during the six-month period then ended is presented below.

Summary Details for the Employee & Non-Executive Director Option Plans

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2005	4,234,498	$5.31
Granted	418,600	4.30
Exercised	—	0.00
Forfeited	(407,543)	7.00
Outstanding December 31, 2005	4,245,555	$5.05	2.42	$1,333

Excercisable shares as of December 31, 2005	2,833,158

There were no option exercises over the six month period ended December 31, 2005, therefore, the total intrinsic value of options exercised during the six-month period ended December 31, 2005 was $0. Additionally, the weighted average, grant date fair value of options granted during the six-month period ended December 31, 2005 was approximately $405,000 using the Black-Scholes model.

A summary of the status of the Company’s unvested shares as of December 31, 2005, and changes during the six month period then ended is presented below.

Unvested shares issued under the Employee and Non-Executive Director Option Plans

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Unvested balance, June 30, 2005	1,539,316	$4.78
Granted	418,600	4.30
Vested	(425,877)	5.21
Forfeited	(119,642)	7.11
Unvested balance December 31, 2005	1,412,397	$5.58	3.58	$0

As of December 31, 2005, there was $2,590,230 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. This expense is expected to be recognized over a weighted-average period of 15 months.

During the quarter the Company issued 375,000 stock options to an independent consultant, exercisable at $3.25 per share. These options do not vest until the consultant realizes at least $1.0 million in sales of the Company's Security Software products; therefore no expense has been recorded as no sales have been realized to date. These options are not included in the tables above. These options expire at the later of 7 years from the grant date or 5 years from the vesting date.

The following chart shows the effect of stock option expense on the Statement of Operations:

	Three Months Ended		Six Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Loss from operations before stock option expense	(3,512,783)	(5,293,556)	(7,137,190)	(8,501,574)
Stock option expense	(601,351)	—	(1,254,351)	—
Loss from operations	$(4,114,134)	$(5,293,556)	$(8,391,541)	$(8,501,574)
Net loss before stock option expense	(2,953,848)	(4,920,116)	(6,049,835)	(7,826,205)
Stock option expense	(601,351)	—	(1,254,351)	—
Net loss	$(3,555,199)	$(4,920,116)	$(7,304,186)	$(7,826,205)
Basic and diluted loss per share before stock option expense	(.09)	(0.15)	(.18)	(0.23)
Stock option expense per share	(.01)	0.00	(.03)	0.00
Basic and diluted loss per share	(0.10)	(0.15)	(.21)	(0.23)

Stock option expense had no effect the Statements of Cash Flow.

4.               Comprehensive Income

Total comprehensive (loss) consist of:

	Three Months Ended		Six Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004

Net income/(loss)	$(3,555,199)	$(4,920,116)	$(7,304,186)	$(7,826,205)
Currency translation adjustment	(21,053)	(41,329)	(17,253)	(48,528)
Total comprehensive loss	$(3,576,252)	$(4,961,445)	$(7,321,439)	$(7,874,733)

5.               Segment Information

The Company manages its business in three reportable segments: the Document Management Solutions Segment, Systems Integration Segment and Security Software Solutions Segment. Included in the Security Software Solutions Segment are the operations of Authentidate, Trac Med and AG. The Document Management Solutions Segment operates as Docstar, specifically in document imaging. The Systems Integration Segment operates as DJS. The Document Management Solutions Segment sells through a national network of dealers (approximately 100 dealers) and anticipates the addition of several new dealers each quarter to expand into markets not currently served. The Systems Integration Segment’s market is primarily in the Albany, New York region. The Security Software Solutions Segment sells their products and services on a global basis using a direct sales model and reseller arrangements. The Corporate Division’s expenses are non-operating expenses which include all public company related activities, employee/director stock option expense and apply to all of the Company’s operating divisions and therefore are stated as a reconciling item in our segment data. The Corporate Division’s assets consist of primarily cash and cash equivalents, marketable securities, real estate, fixed assets, and goodwill. The Company’s segment information follows:

Segment information for the three months ended:

	Document Management Solutions	Systems Integration	Security Software Solutions	Totals
December 31, 2005
Net sales from external customers	$1,707,792	$1,249,868	$1,253,175	$4,210,835
Intersegment revenues	—	—	1,832	1,832
Segment profit (loss)	147,118	44,039	(931,542)	(740,385)
Segment assets	3,088,400	2,780,984	2,658,923	8,528,307

December 31, 2004
Net sales from external customers	$1,803,795	$1,849,246	$1,108,686	$4,761,727
Intersegment revenues	—	15,375	—	15,375
Segment profit (loss)	317,012	7,321	(3,204,169)	(2,879,836)
Segment assets	4,774,435	2,580,239	3,719,994	11,074,668

Reconciliations:

			December 31, 2005	December 31, 2004

Net sales
Total net sales for reportable segments			$4,212,667	$4,777,102
Elimination of intersegment revenues			(1,832)	(15,375)
Total consolidated net sales			$4,210,835	$4,761,727

Total profit or loss for reportable segments			$(740,385)	$(2,879,836)
Product development expenses			(878,867)	(600,073)
Corporate expenses and other			(1,935,947)	(1,437,208)
Loss before income taxes			$(3,555,199)	$(4,917,117)

Assets
Total assets for reportable segments			$8,528,307	$11,074,668
Corporate assets			63,594,031	78,941,583
Elimination of intersegment assets			(146,369)	(10,178)
Consolidated total assets			$71,975,969	$90,006,073

Segment information for the six months ended:

	Document Management Solutions	Systems Integration	Security Software Solutions	Totals
December 31, 2005
Net sales from external customers	$3,202,327	$2,937,766	$2,374,278	$8,514,371
Intersegment revenues	—	—	5,882	5,882
Segment profit (loss)	197,872	28,862	(2,163,982)	(1,937,248)
Segment assets	3,088,400	2,780,984	2,658,923	8,528,307

December 31, 2004
Net sales from external customers	$3,209,465	$3,512,548	$1,702,112	$8,424,125
Intersegment revenues	—	25,469	—	25,469
Segment profit (loss)	382,258	20,875	(5,123,145)	(4,720,012)
Segment assets	4,774,435	2,580,239	3,719,994	11,074,668

Reconciliations:

			December 31, 2005	December 31, 2004

Net sales
Total net sales for reportable segments			$8,520,253	$8,449,594
Elimination of intersegment revenues			(5,882)	(25,469)
Total consolidated net sales			$8,514,371	$8,424,125

Total profit or loss for reportable segments			$(1,937,248)	$(4,720,012)
Product development expenses			(1,597,303)	(1,301,347)
Corporate expenses and other			(3,775,040)	(1,806,133)
Elimination of intersegment profits			5,405	6,837
Loss before income taxes			$(7,304,186)	$(7,820,655)

Assets
Total assets for reportable segments			$8,528,307	$11,074,668
Corporate assets			63,594,031	78,941,583
Elimination of intersegment assets			(146,369)	(10,178)
Consolidated total assets			$71,975,969	$90,006,073

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

7.               Revisions in Classification of Certain Securities

On the Company’s Form 10Q for the six months ended December 31, 2004, the Company had certain auction rate securities classified as cash and cash equivalents on its Balance Sheet and Statement of Cash Flows. As reported on the Company’s Form 10K/A for the year ended June 30, 2004, the Company reclassified these securities from cash and cash equivalents to marketable securities. As a result of this change, the Statement of Cash Flows for the six months ended December 31, 2004 has been amended in this Form 10Q. The Company has included a line item entitled “Net sales / (purchases) of marketable securities” which totaled $(2,800,000). As a result, the total “Net cash used / (provided) by investing activities” has been amended from $1,849,756 of cash used to $4,649,756 of cash used. Total “Net increase (decrease) in cash and cash equivalents” has been amended from $6,462,807 of cash used to $9,262,807 of cash used. Furthermore, “Cash and cash equivalents, end of period” has been amended from $67,527,016 to $15,802,016 as $51,725,000 of auction rate securities were reclassified from cash and cash equivalents to marketable securities as of December 31, 2004.

8.               Inventories

Inventories relate to Docstar and DJS only and consist of:

	December 31, 2005	June 30, 2005

Purchased components and raw materials	$386,893	$229,305
Finished goods	91,589	74,373
	$478,482	$303,678

9.               Goodwill and Other Intangible Assets

The Company retains a third party valuation firm to perform an annual valuation of goodwill as of June 30. An adverse development or change in our business would require an interim assessment. There were no adverse developments or changes in our business that required an interim assessment for the six months ended December 31, 2005.

There were no changes in the carrying amount of goodwill for the six months ended December 31, 2005. The values at December 31, 2005 were as follows:

	Authentidate	AG	Total
Balance December 31, 2005	$49,571	$7,291,165	$7,340,736

Intangible asset amortization expense for the three and six months ended December 31, 2005 was $43,599 and $86,536. Below is a chart of intangible assets:

	December 31, 2005			June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Patents	$368,534	$99,408	$269,126	$357,164	$87,482	$269,682
Trademarks	182,901	43,796	139,105	181,081	38,884	142,197
Acquired technologies	72,467	36,175	36,292	72,467	18,117	54,350
Licenses	574,697	423,559	151,138	569,087	371,919	197,168
Total	$1,198,599	$602,938	$595,661	$1,179,799	$516,402	$663,397

The Company amortizes intangible assets under the straight line method. Intangible amortization expense is expected to be as follows for the next five fiscal years:

2006	$169,979
2007	136,409
2008	41,482
2009	30,247
2010	30,247

10.         Shareholders’ Equity

Below is a summary of changes in Shareholders’ Equity for the six months ended December 31, 2005:

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Translation Adjustment	Total Shareholders’ Equity

Balance June 30, 2005	$2,800	$34,399	$160,488,500	$(88,100,574)	$(63,421)	$72,361,704
Cost to register common shares			(1,598)			(1,598)
Currency translation adjustment					(17,253)	(17,253)
Preferred stock dividends				(35,001)		(35,001)
Employee stock option expense			1,254,351			1,254,351
Net loss				(7,304,186)		(7,304,186)
Balance December 31, 2005	$2,800	$34,399	$161,741,253	$(95,439,761)	$(80,674)	$66,258,017

During the three and six months ended December 31, 2005, no common stock options or common stock warrants were exercised.

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

In June, July and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York against our company and certain of our current and former officers and directors. Plaintiffs in these actions allege that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a), and 15 of the Securities Act of 1933. The alleged class period is August 6, 2002 through May 27, 2005. The securities law claims are based on the allegation that we failed to disclose that the USPS could cancel its August 2002 contract with us if we did not meet certain performance metrics, and when we disclosed on September 8, 2004 that we failed to comply with those metrics and on May 27, 2005 that we had received a second notice from the

USPS that we had failed to obtain the minimum revenue required under the agreement, the market price of our stock declined. The class action complaints seek unspecified monetary damages. On October 5, 2005 the Court granted the motion of one plaintiff, the Illinois State Board of Investment, to be appointed as lead plaintiff under the Private Securities Litigation Reform Act. The caption of the case is in re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS). Plaintiff filed an amended consolidated complaint on January 3, 2006. The amended complaint asserts the same claims as the prior complaint and also alleges that Authentidate violated the federal securities laws by misrepresenting that it possessed patentable technology. Defendants’ motion to dismiss the amended complaint is scheduled to be filed on March 4, 2006. Oral argument on the motion to dismiss is scheduled for June 30, 2006.

In addition to the class action complaints, four purported shareholder derivative actions were filed against certain former and current directors and officers of the company in June and July 2005 in the United States District Court for the Southern District of New York. The derivative actions are based on substantially the same events and factual allegations as the original class actions and asserted claims that Authentidate was injured by an alleged breach of fiduciary duty, waste, mismanagement, violations of Sarbanes-Oxley, and misappropriation of inside information. The derivative complaints sought, among other things, damages, equitable relief, restitution, and payment of costs and expenses incurred in the litigation (including legal fees). Plaintiffs in the derivative actions entered into a Court-approved stipulation providing for the consolidation of their actions and the selection of Maxine Philips as the lead plaintiff. Plaintiffs filed a consolidated complaint on November 14, 2005. Defendants moved to dismiss this complaint on January 13, 2006.

On December 13, 2005, a purported shareholder derivative action was filed in the Supreme Court of New York, Schenectady County, entitled Elkin v. Goldman et al., No. 2005-2240. Plaintiff in that action demanded that our Board of Directors file a derivative action on behalf of the Company against nine of its current and former directors and officers. The complaint asserts the same claims that are alleged in the federal court derivative actions. The Board of Directors, following a recommendation from a committee of the Board composed of outside, non-employee directors who were advised by independent outside counsel, concluded that commencing litigation, as demanded by Elkin, is not in the Company’s best interest.

In addition, in August 2005, we were notified of the filing of a complaint in which the plaintiff alleges that our products and systems incorporating secure time stamping technology, including but not limited to our Electronic Postmark system, infringes certain of the plaintiff’s patent rights. The complaint was filed in the United States District Court for the Middle District of Florida and is entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. As relief, the complaint seeks, among other things, injunctive relief and damages. The complaint was served on September 21, 2005, and our Answer was timely filed on November 10, 2005. We are in the discovery phase of the case and are vigorously defending this action. Based on the facts of which we are currently aware, management believes that the resolution of all of our claims with TimeCertain will not have a materially adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2005, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

During the three and six months ended December 31, 2005, we derived approximately $1.7 million and $3.2 million in revenue from our Document Management Solutions Segment, $1.2 million and $2.9 million from our Systems Integration Segment, and $1.3 million and $2.4 million from our Security Software Solutions Segment, respectively.

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

The Security Software Solutions Segment is engaged in the business of providing end users with security software technology and services designed to accept and store a digital code which enables users to prove the authenticity of the date, time and the content of any electronic document. The product was released for sale in May, 2001. We believe that product integration development work will be necessary for some applications or customers. In April 2005, we launched a new service to authenticate and verify documents received by fax and in October 2005 we announced the introduction of CareFaxTM, an automated workflow solution that allows for authenticated communication via fax and is intended to meet the compliance requirements associated with document processing in the healthcare sector.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

The financial statements include the accounts of Authentidate Holding Corp. and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments where we do not exercise significant influence over the investee are accounted for under the cost method.

Cash Equivalents

We consider all highly liquid debt instruments with maturities not exceeding three months when purchased to be cash equivalents. At December 31, 2005 and June 30, 2005, cash equivalents were composed primarily of investments in high quality short term investments such as commercial paper and overnight interest bearing deposits.

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

Warranty Provisions

We provide a one-year warranty on hardware products we assemble in our Document Management Solutions Segment. On products distributed for other manufacturers, the original manufacturer warranties the product. We provide a limited warranty on the products and services we sell through our Software Security Solutions Segment. Warranty expense was not significant to any of the periods presented.

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

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include estimates of loss contingencies and product life cycles and assumptions such as elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions. We have based our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances and we evaluate our estimates on a regular basis and make changes accordingly. Historically, our estimates relative to our critical accounting estimates have not differed materially from actual results; however, actual results may differ from these estimates under different conditions. If actual results differ from these estimates and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated statement of operations, and in certain situations, could have a material adverse effect on liquidity and our financial condition.

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

Results of Operations

Three and six months ended December 31, 2005 compared to three and six months ended December 31, 2004.

We realized a consolidated net loss of $3,555,199 ($.10 per share) and $7,304,186 ($.21 per share) for the three and six months ended December 31, 2005 compared to a consolidated net loss of $4,920,116 ($.15 per share) and $7,826,205 ($.23 per share) for the three and six months ended December 31, 2004.

As reported in Footnote 5 (Segment Information) to the Consolidated Financial Statements appearing in this Form 10-Q, the net loss is the result of losses incurred primarily by our Security Software Solutions Segment and Corporate expenses. Our Security Software Solutions Segment continues to incur significant sales, marketing, development, and general and administrative expenses to generate sales, to develop a market for its products including personnel, marketing programs and advertising, and to develop additional products including new software products for the content authentication market and for the healthcare market. In October 2005 we announced the introduction of CareFaxTM, an automated workflow solution that allows for authenticated communication via fax and is intended to meet the compliance requirements associated with document processing in the healthcare sector.

The consolidated net loss for the three months ended December 31, 2005 is approximately $1,365,000 less than it was for the same period last year. Most of the decreased loss was due to $1.2 million of severance costs incurred in the prior year with minor severance expense in the current year. Additionally, there was a decrease in cost of sales of approximately $830,000 for the three months ended December 31, 2005 compared to the corresponding period for the prior year. This was offset by stock option expense of approximately $601,000 for the three months ended December 31, 2005 with no such expense in the same period last year, and by insignificant changes in various other categories. The Security Software Solutions Segment loss decreased by approximately $2.3 million for the three months ended December 31, 2005 compared to the corresponding period for the prior year. The decrease was primarily due to decreases in cost of goods sold (excluding personnel costs) of $184,000, personnel costs of $629,000, consulting fees of $515,000, legal fees of $118,000, recruiting/moving fees of $103,000, travel of $120,000, and an increase in sales of $147,000 for the three months ended December 31, 2005, compared to the same period in the prior year. There was a net increase to expenses in the Corporate Division of approximately $499,000 mainly due to employee stock option expense of $601,000, compared to the same period in the prior year. The Document Management Solutions Segment profit decreased approximately $170,000, while the Systems Integration Segment profit increased approximately $37,000 for the three months ended December 31, 2005, compared to the three months ended December 31, 2004.

The consolidated net loss for the six months ended December 31, 2005 was approximately $522,000 less than it was for the same period last year. As mentioned above, the decreased loss was primarily due to $1.2 million of severance costs incurred in the prior year with minor severance expense in the current year. Additionally, there was a decrease in the cost of sales of $613,000 for the six months ended December 31, 2005, compared to the corresponding period for the prior year. This was offset by employee stock option expense of approximately $1.3 million for the six months ended December 31, 2005 with no stock option expense in the same period last year. The Security Software Solutions Segment loss was approximately $3.0 million less than for the same period last year. The decrease was primarily due to an approximate increase in external sales of $672,000, approximate decreases in cost of sales (excluding personnel costs) of $102,000, personnel costs of $712,000, consulting fees of $497,000, recruiting/moving fees of $266,000, legal fees of $143,000, utilities, rent and storage fees of $173,000, and travel of $135,000, for the six months ended December 31, 2005 compared to the corresponding period for the prior year. There was a net increase to expenses in the Corporate Division of approximately $2.0 million. The approximate increases were primarily employee stock option expense of $1.3 million, business insurances of $331,000, legal fees of $487,000, utilities, rent and storage of $329,000, director costs of $176,000, and accounting and audit fees of $144,000, offset by decreases in personnel costs of approximately $324,000 due to a reduction in severance cost of approximately $1.1 million, for the six months ended December 31, 2005, compared to the six months ended December 31, 2004. The Document Management Solutions Segment six month net income declined from $382,000 to $198,000 due to an increase in personnel costs comparing December 31, 2004 to December 31, 2005. The Systems Integration Segment net income increased by approximately $8,000 comparing the six months ended December 31, 2005 to the same period in the prior year.

Consolidated sales were $4,210,835 and $4,761,727 for the three months ended December 31, 2005 and 2004, respectively. The decrease versus the prior year period is primarily a result of a decrease in the Systems Integration Segment of approximately $599,000, mainly due to reduced product sales. Sales for the Document Management Solutions Segment decreased approximately $96,000 comparing the current period to corresponding period for the prior year. Sales for the Security Software Solutions Segment increased approximately $144,000 for the three months ended December 31, 2005 compared to the corresponding period for the prior year. At the quarter ended December 31, 2005, we were notified by a reseller engaged by Trac Medical Solutions, Inc. that the reseller’s customer had elected to convert its agreement for CareCert ES from a fixed-fee basis to a pay-as-you-go model, net of such customer’s right to utilize 500,000 transactions at no additional cost. Accordingly, we will not receive additional transaction revenues under this arrangement unless the customer purchases additional transactions after it consumes the no-cost transactions. However, management expects to continue to receive monthly license and maintenance revenue. Under the fixed-fee model, we invoiced this customer $95,625 under this contract per quarter, net of the commission paid to our reseller.

Consolidated sales were $8,514,371 and $8,424,125 for the six months ended December 31, 2005 and 2004, respectively. The increase versus the prior year is primarily a result of an increase in the Security Software Solutions Segment of approximately $672,000, offset by a decrease in the Systems Integration Segment of approximately $575,000 and Document Management Solutions Segment of approximately $7,000 for the six months ended December 31, 2005 compared to the corresponding period for the prior year.

Consolidated gross profit for the three months ended December 31, 2005 and 2004 was $2,547,505 and $2,268,598, respectively, while the consolidated gross profit for the six months ended December 31, 2005 and 2004 was $4,674,801 and $3,971,211, respectively. The consolidated gross profit margin was 60.5% and 47.6% for the three months ended December 31, 2005 and 2004; the consolidated gross profit margin was 54.9% and 47.1% for the six months ended December 31, 2005 and 2004, respectively. Gross profit margin is defined as gross profit as a percentage of sales. The increase comparing current year to prior year results from significant increased gross profit in the Security Software Solutions Segment due to the aforementioned increase in sales and a decrease in direct material and overhead cost of sales, and a minor increase to the Document Management Solutions Segment. Most of the cost of sales of the Security Software Solutions Segment relate to the data center which are relatively fixed; accordingly, we expect our gross margins in this segment to increase if sales increase significantly.

Selling, general and administrative expenses (S,G&A) consist of all other Company expenses except product development costs and interest. S,G&A expenses amounted to $5,844,240 and $6,962,081 for the three months ended December 31, 2005 and 2004, respectively. S,G&A expenses were $11,469,039 and $11,171,438 for the six months ended December 31, 2005 and 2004, respectively. The largest decrease in both the quarterly and year to date expense was in the Security Software Solutions Segment which had decreased personnel costs ($629,000 and $712,000), consulting fees ($515,000 and $497,000), legal fees ($118,000 and $143,000), recruiting/moving fees ($103,000 and $266,000), and travel ($120,000 and $135,000) for the three and six months ended December 31, 2005, respectively. These decreases were offset by significant increases in the Corporate Division of approximately $2.3 million on a year to date basis and approximately $659,000 for the three months ended due to increased legal fees ($277,000 and $487,000), stock option expense ($535,000 and $1,121,000), utilities, rent and storage ($224,000 and $329,000), business insurance ($196,000 and $331,000), and director costs ($133,000 and $176,000), offset by decreased personnel costs including severance ($672,000 and $324,000) for the three and six months ended December 31, 2005.

These increases in our Corporate division related to the changes in staff, expenses incurred in connection with defending litigation, compliance with requirements of Sarbanes-Oxley Act of 2002, including costs related to our internal control over financial reporting, such as professional fees and internal personnel costs, and renewing liability insurance coverage.

As a percentage of net sales, S,G&A costs were 138.8% and 134.7% for the three and six months ended December 31, 2005 and 146.2% and 132.6% for the three and six months ended December 31,

2004. This percentage decrease is primarily due to the decrease in SG&A expenses for the Security Software Solutions Segment as discussed above.

Product development expenses, excluding capitalized costs, primarily relate to software development for the Security Software Solutions Segment. These costs increased to $817,399 and $1,597,303 for the three and six months ended December 31, 2005, as compared to $600,073 and $1,301,347 for the same periods last year. We have a policy of capitalizing qualified software development costs after technical feasibility has been established and amortizing those costs over three years as cost of goods sold once the products are available to customers. The amortization expense of software development costs amounted to $9,000 and $118,000 for the three and six months ended December 31, 2005. Amortization expense of software development costs amounted to approximately $79,000 and $161,000 for the three and six months ended December 31, 2004.

Liquidity and Capital Resources

Overview

Our primary sources of funds to date have been the issuance of equity and the incurrence of third party debt. In February 2004, we sold a total of 5,360,370 common shares in private placements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506, promulgated thereunder. We realized gross proceeds of approximately $73,700,000 from these transactions and received net proceeds of approximately $69,100,000 after payment of offering expenses and broker commissions. We have been applying the cash raised in this financing to fund our operations.

Our DJS subsidiary has a $2.5 million revolving line of credit with a financial institution collateralized by all assets of DJS and guaranteed by Authentidate Holding Corp. The agreement restricts DJS from making cash advances to AHC, without obtaining a waiver from the financial institution. The interest rate is prime plus 1.75% with a minimum prime rate of 7%. DJS may borrow on this line based on a formula of qualified accounts receivable and inventory. The outstanding balance on this line of credit is $420,934 at December 31, 2005.

Property, plant and equipment expenditures totaled $395,441 and capitalized software development expenditures totaled $1,118,466 for the three months ended December 31, 2005, respectively. We have developed and will continue to develop new applications. We anticipate spending up to an additional amount of approximately $1,750,000 to provide the necessary infrastructure to support these products and services.

Cash Flows

Our unrestricted cash and cash equivalents balance at December 31, 2005 was $20,071,116 and total assets were $71,975,969 compared to unrestricted cash and cash equivalents of $6,429,210 and total assets of $79,708,605 at June 30, 2005. Our unrestricted cash and cash equivalents balance at December 31, 2004 was $15,802,016 and our total assets as of such date were $90,006,073. We have invested our excess cash in marketable securities, which totaled $56,075,000 at June 30, 2005 and $32,400,000 at December 31, 2005 and in interest bearing cash equivalent accounts. The decrease in our total assets from the six months ended December 31, 2004 to the six months ended December 31, 2005 is due primarily to cash used in operating activities. Unrestricted cash and cash equivalents increased $4.3 million from December 31, 2004 to December 31, 2005 primarily due to the sale of marketable securities of $19.3 million, offset by cash outflows for operating activities of $12.9 million, property and equipment expenditures of $1.1 million, and software development expenditures of $1.5 million. We used $7,893,095 of cash in operating activities during the six months ended December 31, 2005. This compares to cash used in operating activities of $5,622,599 for the same period last year. Total cash flow provided by all activities was $13,641,906 for the six months ended December 31, 2005, compared to net cash used of $9,262,807 for the six months ended December 31, 2004. This increase in cash and cash equivalents during the six months ended December 31, 2005 is mainly due to our investing activities which involved the sale of marketable securities ($23,675,000), offset by software development costs ($1,118,466) and cash used in operating activities ($7,893,095). The decrease in cash during the six months ended December 31, 2004 was mainly due to operating activities, primarily the net loss ($7,826,205) and the purchase of marketable securities ($2,800,000), offset by the exercise of stock warrants ($1,371,536).

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

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem the outstanding 28,000 shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we  elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of December 31, 2005, no shares of the Series B preferred stock have been redeemed.

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

In addition, in August 2005, we were notified of the filing of a complaint in which the plaintiff alleges that our products and systems incorporating secure time stamping technology, including but not limited to our Electronic Postmark system, infringes certain of the plaintiff’s patent rights. The complaint was filed in the United States District Court for the Middle District of Florida and is entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. As relief, the complaint seeks, among other things, injunctive relief and damages. The complaint was served on September 21, 2005, and our Answer was filed on November 10, 2005. We are in the discovery phase of the case and are vigorously defending this action. Based on the facts of which we are currently aware, management believes that the resolution of all of our claims with TimeCertain will not have a materially adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

Commitments

Office Lease Commitment

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

Severance Commitments

Effective November 15, 2004, John T. Botti departed as our President and Chief Executive Officer. Subsequently, Mr. Botti retired from his position as Chairman of the Board and on February 7, 2005 we entered into an Agreement and Release with Mr. Botti. Under that agreement, we agreed to pay to Mr. Botti the severance payments as set forth in his employment agreement and to retain him to provide consulting services to us for a one year term. Under the Agreement and Release, we agreed to pay Mr. Botti a severance payment equal to the greater of his base salary to the expiration date of his employment agreement or twenty-four months of his base salary. Our additional obligations are described in greater detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 under the caption “Employment, Severance and Change of Control Agreements.” Under the consulting agreement, we agreed to pay Mr. Botti a monthly retainer of $10,000 in consideration of his provision of such services as may be requested by our Chief Executive Officer. The severance benefits have been accrued and are expected to be paid over the next 13 months.

As previously reported, on January 9, 2006, we entered into a Termination Agreement and a separate consulting agreement with John J. Waters, our Executive Vice President – Chief Administrative Officer and a member of our board of directors. Pursuant to the Termination Agreement, Mr. Waters relinquished his employment position in favor of a consulting relationship, effective as of January 1, 2006. We agreed to pay and/or provide to Mr. Waters (a) an amount of $350,416.67, in accordance with the terms and conditions of the consulting agreement; (b) an amount of $5,000 for attorneys’ fees; and (c) the accelerated vesting of all options granted to him, along with the continuation of the exercise period for the duration of their original term. Mr. Waters will continue to serve on our board of directors.

As previously reported, on January 26, 2006, Dennis H. Bunt, our Chief Financial Officer, entered into a Termination Agreement and resigned his position effective April 30, 2006. Pursuant to the Termination Agreement, we agreed to pay and/or provide Mr. Bunt (a) a severance payment of $315,372, payable in equal installments over a period of twenty-four months; (b) an additional payment of $33,000 as additional severance and reimbursement of certain expenses; and (c) the accelerated vesting of all options granted to him and the continuation of the exercise period in which he may exercise such options.

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

Contractual Commitments

Following is a summary of the contractual commitments associated with our debt and lease obligations, as of December 31, 2005:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	5,857,149	$818,173	$1,126,221	$1,080,763	$2,831,992
Capital leases (1)	14,465	13,342	1,123	—	—
Long term debt obligations	—	—	—	—	—
Total (2)	$5,871,614	$831,515	$1,127,344	$1,080,763	$2,831,992

(1) Capital lease payments exclude interest of $999.34

(2) This table does not reflect contingencies associated with our contract with Health Fusion, Inc. and in connection with our acquisition of certain assets and liabilities of Cryptcom Securities, Inc., both of which are described above.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2005, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

Present Accounting Standards Not Yet Adopted

The FASB issued FAS No. 154, “Accounting Changes and Error Corrections – a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3” in May 2005. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. FAS No. 154 requires companies that make a voluntary change in accounting principle to apply that change retrospectively to prior period’s financial statements, unless this would be impracticable. This statement will be effective for fiscal years beginning after December 15, 2005. The Company will comply with the provisions of this statement for any future accounting changes or error corrections.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We have approximately $52 million invested in high quality, short term investments as of December 31, 2005. We do not believe that any of our financial instruments have significant risk associated with market sensitivity. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At December 31, 2005, our unrestricted cash and marketable securities totaled $52,471,116, most of which was invested in asset backed short term investments, commercial paper, and money market accounts. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June, July and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York against our company and certain of our current and former officers and directors. Plaintiffs in these actions allege that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a), and 15 of the Securities Act of 1933. The alleged class period is August 6, 2002 through May 27, 2005. The securities law claims are based on the allegation that we failed to disclose that the USPS could cancel its August 2002 contract with us if we did not meet certain performance metrics, and when we disclosed on September 8, 2004 that we failed to comply with those metrics and on May 27, 2005 that we had received a second notice from the USPS that we had failed to obtain the minimum revenue required under the agreement, the market price of our stock declined. The class action complaints seek unspecified monetary damages. On October 5, 2005 the Court granted the motion of one plaintiff, the Illinois State Board of Investment, to be appointed as lead plaintiff under the Private Securities Litigation Reform Act. The caption of the case is in re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS). Plaintiff filed an amended consolidated complaint on January 3, 2006. The amended complaint asserts the same claims as the prior complaint and also alleges that Authentidate violated the federal securities laws by misrepresenting that it possessed patentable technology. Defendants’ motion to dismiss the amended complaint is scheduled to be filed on March 4, 2006. Oral argument on the motion to dismiss is scheduled for June 30, 2006.

In addition to the class action complaints, four purported shareholder derivative actions were filed against certain former and current directors and officers of the company in June and July 2005 in the United States District Court for the Southern District of New York. The derivative actions are based on substantially the same events and factual allegations as the original class actions and asserted claims that Authentidate was injured by an alleged breach of fiduciary duty, waste, mismanagement, violations of Sarbanes-Oxley, and misappropriation of inside information. The derivative complaints sought, among other things, damages, equitable relief, restitution, and payment of costs and expenses incurred in the litigation (including legal fees). Plaintiffs in the derivative actions entered into a Court-approved stipulation providing for the consolidation of their actions and the selection of Maxine Philips as the lead plaintiff. Plaintiffs filed a consolidated complaint on November 14, 2005. Defendants moved to dismiss this complaint on January 13, 2006.

On December 13, 2005, a purported shareholder derivative action was filed in the Supreme Court of New York, Schenectady County, entitled Elkin v. Goldman et al., No. 2005-2240. Plaintiff in that action demanded that our Board of Directors file a derivative action on behalf of the Company against nine of its current and former directors and officers. The complaint asserts the same claims that are alleged in the federal court derivative actions. The Board of Directors, following a recommendation from a committee of the Board composed of outside, non-employee directors who were advised by independent outside counsel, concluded that commencing litigation, as demanded by Elkin, is not in the our best interest.

In addition, in August 2005, we were notified of the filing of a complaint in which the plaintiff alleges that our products and systems incorporating secure time stamping technology, including but not limited to our Electronic Postmark system, infringes certain of the plaintiff’s patent rights. The complaint was filed in the United States District Court for the Middle District of Florida and is entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. As relief, the complaint seeks, among other things, injunctive relief and damages. The complaint was served on September 21, 2005, and our Answer was filed on November 10, 2005. We are in the discovery phase of the case and are vigorously defending this action. Based on the facts of which we are currently aware, management believes that the resolution of all of our claims with TimeCertain will not have a materially adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

In addition, we are subject to other claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations and trading price of our common stock and cause them to differ materially from statements contained in forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time. Please refer also to our annual report on Form 10-K for fiscal year ended June 30, 2005 for additional information concerning these and other uncertainties that could negatively impact our company.

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred losses of approximately $19,184,000, $15,669,000 and $9,839,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively and a loss of $3,555,000 and $7,304,000 for the three and six months ended December 31, 2005. We have expended, and will continue to be required to expend, substantial funds to pursue research and development projects and enhance marketing and sales efforts for our Security Software products and otherwise operate our business. Therefore, we will need to generate higher revenue from our Security Software Solutions segment to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our Security Software Solutions segment, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. In 2005, our revenue from our security software products was less than anticipated and therefore we revised and lowered our future revenue projections. As a result, we recognized a non cash impairment charge for goodwill and other long-lived assets aggregating approximately $4.8 million.

Our capital requirements are significant and we have historically financed our operations through private placements of securities.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to promote and market the products and services in our Security Software Solutions segment, including our recently announced CareFax™ solution and the products and services offered through our Trac Medical Solutions and Authentidate International subsidiaries. Due to these expenditures, we have incurred significant losses to date. For the fiscal years ended June 30, 2005, June 30, 2004 and June 30, 2003, we used approximately $10,632,000, $6,660,000 and $5,189,000 in cash for operating activities, respectively and during the three and six months ended December 31, 2005 we used approximately $3,925,000 and $7,893,000 in cash for operating activities respectively. We expect the proceeds received from our February 2004 private financing, in which we raised approximately $69 million in net proceeds, to satisfy our cash needs for the foreseeable future. No assurances can be given that we will be able to attain sales levels of our segments and support our costs through revenues derived from operations. If we are unable to attain projected sales levels for our Security Software products, it may be necessary to raise additional capital to fund operations to meet our obligations in the future.

If the United States Postal Service cancels our agreement, we will need to incur additional costs in our efforts to successfully commercialize this technology.

We entered into the strategic alliance agreement with the United States Postal Service to incorporate our content authentication service into their Electronic Postmark® Service. The Postal Service has the right to cancel the contract in the event we are unable to perform our obligations, including recognizing sufficient revenues, as required by the agreement. Further, the Postal Service has the right to terminate the agreement at its convenience. When we initially entered into our agreement with the Postal Service in July 2002, we agreed on certain performance metrics. The original revenue metric had not been attained and in September 2004 the Postal Service notified us of a failure to comply with the revenue metric, which commenced a six month period to achieve compliance with the metrics. We began negotiating with the Postal Service to agree upon a modification of this metric and in December 2004 believed that we cured the default.

However, on May 27, 2005, the United States Postal Service delivered a second notice stating that we had failed to attain the performance metrics required by the Strategic Alliance Agreement during the period February 2005 through April 2005. In its notice, the Postal Service has advised us that although it intends to exercise its right to terminate the Strategic Alliance Agreement if we are unable to cure this default, it is willing to discuss further plans that we may have to attain the performance metrics in the Strategic Alliance Agreement. Further, on October 5, 2005, we received a third notice from the United States Postal Service confirming that we continue to fail to attain the performance metrics required by the Strategic Alliance Agreement. However, the USPS also stated that it has elected not to terminate the agreement at this time and will continue to fulfill its obligations under the agreement as long as it remains in effect.

Our Strategic Alliance Agreement with the USPS may also be adversely affected by pending legislation regarding the USPS. The activities in which the USPS may engage, including the provision of the EPM, may be regulated or limited by legislation currently pending in the United States Congress. The eventual outcome of this legislative action can not be determined at this time, and there can be no assurance the USPS will be authorized continue its current level of support of the EPM in the future.

We continue our efforts to attain compliance with the applicable performance metrics and to discuss modifications to the Strategic Alliance Agreement with the Postal Service. No assurances, however, can be given that we will reach a mutually acceptable agreement with the Postal Service, that the Postal Service will not terminate the agreement at any time or that we will comply with the current performance metric. If we are unsuccessful in either of these tasks, the Postal Service may terminate the agreement. If the Postal Service terminates the agreement, we will not generate any revenue from the sales of EPMs. Further, if we are unable to commence realizing revenue from the EPM product, we will incur additional costs in exploring and developing alternative avenues in which to successfully market this technology.

We rely to a certain extent on our products’ compatibility with Microsoft Corporation’s products for the development of a market for the USPS EPM.

On October 21, 2003 we launched an interface with Microsoft Office to provide for an interface with the USPS EPM. This represents an important element of our strategy to develop a market for the USPS EPM product. We cannot provide assurance that we will achieve significant sales from this relationship. Microsoft is under no obligation for any purchase commitments or guarantees and the agreement does not obligate Microsoft to purchase USPS EPM transactions. Further, Microsoft may terminate this initiative at its convenience. In the event we do not achieve meaningful results from this relationship in the foreseeable future or Microsoft elects to terminate this relationship, our business, financial condition, results of operations and cash flows will be significantly harmed.

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

As described in detail at “Item 1. Legal Proceedings,” above, several purported class action complaints were filed in federal court alleging that we and certain of our current and former officers and directors violated the federal securities laws. Subsequently, four purported shareholder derivative actions were filed against certain current and former officers and directors based on allegations substantially similar to those set forth in the purported class actions. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

Our success is dependent on the performance and integration of our new management and the cooperation, performance and retention of our executive officers and key employees.

Our business and operations are substantially dependent on the performance and integration of our new CEO and senior management team as well as the performance of our other senior managers and executive officers. These persons have worked together for only a short period of time. In addition, we recently announced the departures of our Chief Financial Officer and Executive Vice President-Chief Administrative Officer and are in the process of conducting a search for a new Chief Financial Officer. Inherent with changes in management is a change in understanding of the control environment, the business processes and internal controls. If we are unable to successfully integrate new executives into our operations, it may adversely impact our results of operations and financial condition. We do not maintain “key person” life insurance on any of our executive officers. The loss of one or several key employees could seriously harm our business. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.

If we lose key personnel or fail to integrate replacement personnel successfully, our ability to manage our business could be impaired.

Our future success depends upon the continued service of our key management, technical, sales, finance, and other critical personnel. Other than our CEO and CFO, our key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. Key personnel have left our company in the past and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues.

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves. For example, accounting for employee stock options under FAS 123R has had a material impact on our consolidated results of operations and earnings per share.

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

As of July 1, 2005, we adopted FAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, our quarterly operating results for fiscal 2006 contain, and our operating results for future periods will contain, a charge for stock-based compensation related to employee stock options. The application of FAS 123(R)

requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. As a result of the adoption of FAS 123(R), our quarterly earnings during fiscal 2006 have been lower than they would have been, had we not been required to adopt FAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.

We will evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. Goodwill is evaluated annually for impairment in the fourth quarter of each fiscal year, regardless of events and circumstances. We recorded an impairment charge of approximately $4.8 million of goodwill and other long-term intangible assets. As of June 30, 2005, we had approximately $7,300,000 of goodwill remaining from our acquisitions of Authentidate, Inc. and Authentidate International, A.G. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

We have incurred significant additional costs concerning our international operations and may incur additional costs in the future.

We have incurred substantial costs in supporting the operation of our German subsidiary, Authentidate International, AG. In March 2005, we entered into a new two-year employment agreement with Mr. Jan Wendenburg, the Chief Executive Officer of Authentidate International, pursuant to which he will receive a base salary of approximately, $244,600 through March 31, 2006 and $256,900 thereafter, assuming current exchange rates. Further, during the fiscal year ended June 30, 2005, we advanced approximately $1.4 million to this subsidiary. Of this amount, approximately, $600,000 is an additional investment. We cannot provide any assurance that we will recoup any of these amounts from this subsidiary. We expect to incur additional costs in the future in connection with the operations of this subsidiary.

Developing and implementing new or updated products and services may take longer and cost more than expected.

We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our products and services. The cost of developing new services and technology solutions, such as CareFax, is inherently difficult to estimate. Our development and implementation of proposed products and services may take longer than originally expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources. If we are unable to develop new or updated products and services on a timely basis and implement them without significant disruptions to the existing systems and processes of our customers, we may lose potential sales and harm our relationships with current or potential customers.

New or updated products and services will not become profitable unless they achieve sufficient levels of market acceptance, which may require significant efforts and costs.

There can be no assurance that customers and potential customers will accept from us new or updated products and services. The future results of our Software Security Solutions segment will depend, in significant part, on the success of new products and services. Current and potential customers may choose to use similar products and services offered by our competitors or may not purchase new or updated products or services, especially when they are initially offered and if they require changes in equipment or workflow. For services we are developing or may develop in the future, there can be no assurance that we will attract sufficient customers or that such services will generate sufficient revenues to cover the costs of developing, marketing and providing those services. Furthermore, there can be no assurance that any pricing strategy that we implement for any new products and services will be economically viable or acceptable to the target markets. Failure to achieve broad penetration in target markets with respect to new or updated products and services could have a material adverse effect on our business prospects. Further, achieving market acceptance for new or updated products and services is likely to require substantial marketing efforts and expenditure of significant funds to create awareness and demand by potential customers.

We do not have patents on all the technology we use, which could harm our competitive position.

We do not currently hold any issued U.S. patents and some of the technology embodied in some of our current products cannot be patented. We have one foreign-issued patent and four U.S. and four foreign patent applications pending relating to the Authentidate technology, including relating to verifying the authenticity of digital images and relating to the associated business processes. We have registered the trademarks “Authentidate,” “DocStar” and the DocStar logo as trademarks in the United States. We have also sought to register eight additional trademarks in the United States and a number of trademarks outside of the United States. We have also registered the trademark “Authentidate” in Germany and Europe. In connection with our Trac Medical Solutions business, we have three U.S. and five foreign patent applications pending, have registered the trademarks “TracMed,” “CareCert,” and “MDKeyBank” and have sought to register four additional trademarks, including the marks “Trac Medical” and “CareFax.”  We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

Other companies operating within our business segment may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how, much of which is maintained as trade secrets. In addition, there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce our rights under any patent. Although we believe that the products we sell do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. On August 25, 2005, we became aware of an action filed against us entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. The plaintiff in this matter has claimed that our products and systems incorporating secure time-stamping  technology, including but not limited to the USPS Electronic Postmark system, infringes certain of its patent rights. We have responded to this complaint and are vigorously defending against this action. We have investigated other patents held by third parties of which we are aware to determine whether any of our current products or services infringe on the claims of these patents and believe that our products and services do not infringe on these patent claims. Although we have not received notice of any other claims that our products are infringing, we can not provide any assurances that our commercial products do not infringe upon any other patents, including the patents we have investigated. As described above, we are currently defending a claim by Shore Venture Group, in which it alleges, among other things, rights under one of our patent applications and damages in connection with an alleged copyright infringement. Prior to the commencement of this case, we had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. We are defending this action vigorously.

In the event that products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or obtain a license for the manufacture, use and/or sale of such products. There can be no assurance that, in such an event, we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. Moreover, there can be no assurance that we will have the financial or other resources necessary to defend against a patent infringement or proprietary rights violation action. In addition, if our products or proposed products are deemed to infringe upon the patents or proprietary rights of others, we could, under certain circumstances, become liable for damages or subject to an injunction, which could also have a material adverse effect on our business.

Because we derive a majority of our license revenues from sales of a few products, any decline in demand for these products could severely harm our ability to generate revenues.

We derive a majority of our revenues from a limited number of software products and solutions, including the EPM and DocSTAR software. In addition, our focus on building our Security Software Solutions segment software products is concentrated within the market for products and solutions designed to provide data security. As a result, we are particularly vulnerable to fluctuations in demand for these products, whether as a result of competition, product obsolescence, technological change, customer spending, or other factors. If our revenues derived from these software products were to decline significantly, our business and operating results would be adversely affected.

Some of our products and solutions have long and unpredictable sales cycles, which may impact our quarterly operating results.

Transactions for some of our products, especially our Security Software solutions, require customers to undertake customized installations to integrate the solutions into their legacy systems and require them to modify existing business practices. The period from our initial contact with a potential customer until the execution of an agreement is difficult to predict and can be in excess of six months. The sales cycles for these transactions can be long and unpredictable due to a number of uncertainties such as:

•      customers’ willingness to invest potentially substantial resources and modify their network infrastructures to take advantage of our products;

•      customers’ budgetary constraints;

•      the need to educate potential customers about our products’ capabilities;

•      the timing of customers’ budget cycles; and

•      delays caused by customers’ internal review processes; and

•      for sales to government customers, governmental regulatory, approval and purchasing requirements.

We are unable to control or influence many of these factors. Further, we have experienced delays in the pace of adoption and use by our customers of our transaction-based offerings, such as CareCert, which has adversely affected our earnings. During the sales cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals, negotiating contracts and implementing solutions without receiving any related revenue. In addition, many of our expenses are relatively fixed in the short term, including personnel costs and technology and infrastructure costs. Accordingly, our inability to generate sufficient revenues from these offerings has a direct impact on our results of operations.

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

Although we believe we have sufficient controls in place to prevent intentional disruptions, such as software viruses specifically designed to impede the performance of our products, we may be affected by future such efforts. Further, despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, programming errors, attacks by third parties or similar disruptive problems, resulting in the potential misappropriation of our proprietary information or interruptions of our services. Any compromise of our security, whether as a result of our own systems or systems that they interface with, could substantially disrupt our operations, harm our reputation and reduce demand for our services.

Performance problems with our systems or system failures could cause us to lose business or incur liabilities.

Our customer satisfaction and our business could be harmed if we experience transmission delays or failures or loss of data in the systems we use to provide services to our customers, including transaction-related services such as CareCert and CareFax. These systems are complex and, despite testing and quality control, we cannot be certain that problems will not occur or that they will be detected and corrected promptly if they do occur. In providing these services, we rely on internal systems as well as communications and hosting services provided by third parties, such as the Internet. To operate without interruption, both we and the service providers we use must guard against:

•      damage from fire, power loss and other natural disasters;

•      communications failures;

•      software and hardware errors, failures or crashes;

•      security breaches, computer viruses and similar disruptive problems; and

•      other potential interruptions.

We have experienced periodic system interruptions in the past, and we cannot guarantee that they will not occur again. In the event of a catastrophic event at one of our data centers or any third party facility we use, we may experience an extended period of system unavailability, which could negatively impact our business. Further, if such an event caused the loss of stored data, it could have a material adverse impact on our business or cause us to incur material liabilities. Although we maintain insurance for our business, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur or that this coverage will continue to be available on acceptable terms or in sufficient amounts.

In addition, some of our Web-based services may, at times, be required to accommodate higher than expected volumes of traffic. At those times, we may experience slower response times or system failures. Any sustained or repeated interruptions or disruptions in these systems or increase in their response times could damage our relationships with customers. Further, the Internet has experienced, and is likely to continue to experience, significant growth in the number of users and the amount of traffic. If the Internet continues to experience increased usage, the Internet infrastructure may be unable to support the demands placed on it which could harm its reliability and performance. Any significant interruptions in our services or increases in response time could result in a loss of potential or existing users of services and, if sustained or repeated, could reduce the attractiveness of our services.

Our security software products and solutions may not be accepted by the market, which would seriously harm our business.

Demand and market acceptance for our software security offerings remain subject to a high level of uncertainty. Achieving widespread acceptance of these products will continue to require substantial marketing efforts and the expenditure of significant funds to create and maintain brand recognition and customer demand for such products. Demand for our products depends on, among other things:

•      the perceived ability of our products to address real customer problems;

•      the perceived quality, price, ease-of-use and interoperability of our products as compared to our competitors’ products;

•      the market’s perception of how easy or difficult it is to deploy our products, especially in complex, network environments;

•      the continued evolution of electronic commerce as a viable means of conducting business;

•      market acceptance and use of new technologies and standards;

•      the ability of network infrastructures to support an increasing number of users and services;

•      the pace of technological change and our ability to keep up with these changes;

•      general economic conditions, which, influence how much money our customers and potential customers are willing to allocate to their information technology budgets.

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

Authentidate Holding Corp. and its subsidiaries are engaged in the highly competitive businesses of developing document imaging software and distributing turn-key document imaging systems, developing software-based authentication products, and reselling computer hardware and software as well as technical support services for such businesses. These markets are also continually evolving and, in some cases, subject to rapid technological change. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers than we do. We cannot provide assurance that we will be able to compete successfully against these organizations. We believe that the principal competitive factors affecting our markets include fault-tolerance, reliability, performance, ease of use, scalability, manageability, price and customer service and support. There can be no assurance that we will be able to successfully incorporate these factors into our products and to compete against current or future competitors or that competitive pressure we face will not harm our business. If we are unable to develop and market products to compete with the products of competitors, our business will be materially and adversely affected.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended June 30, 2005 traded as low as $2.32 per share and as high as $10.96 per share. Subsequently, our stock price has traded in the range of $1.86 to $3.74. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

As of December 31, 2005, there were outstanding the following options and warrants:

•      Stock options to purchase an aggregate of 4,620,555 shares of common stock at exercise prices ranging from $1.75 to $18.20 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $4.95. Included in this total are 375,000 stock options issued to a consultant with an exercise price of $3.25. The remainder of the stock options are employee and non-executive director options.

•      Immediately exercisable warrants to purchase an aggregate of 1,276,314 shares of common stock at exercise prices ranging from $2.50 to $20.00 per share. The weighted average exercise price of the outstanding warrants is $5.90.

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

As of December 31, 2005, there were 1,928,867 shares of restricted common stock currently outstanding which may be deemed “restricted securities” as that term is defined under the Securities Act of 1933, and in the future, may be sold pursuant to a registration under the Act, in compliance with Rule 144 under the Act, or pursuant to another exemption. Rule 144 provides, that, in general, a person holding restricted securities for a period of one year may, every three months thereafter, sell in brokerage transactions an amount of shares which does not exceed the greater of one percent of our then outstanding common stock or the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitations by a person who is not an affiliate of ours and was not an affiliate at any time during the 90 day period prior to sale and who has satisfied a two year holding period. Sales of our common stock by certain present stockholders under Rule 144 may, in the future, have a depressive effect on the market price of our securities. In addition, the sale of shares by officers and directors and other affiliated shareholders may also have a depressive effect on the market for our securities.

Item 2.    Changes in Securities

(a)           Sales of Unregistered Securities.

None.

(b)           Not applicable.

(c)           Repurchase of Equity Securities.

We did not repurchase any of our equity securities during the quarter ended December 31, 2005.

Item 3     Defaults Upon Senior Securities:

None.

Item 4     Submission of Matters to a Vote of Securities Holders:

We held our Annual Meeting of shareholders on December 7, 2005. As of the record date of November 4, 2005, there were 34,399,161 shares outstanding and eligible to vote at the Annual Meeting. At the Annual Meeting, shareholders were requested to vote on the election of the following eight directors, each of whom was elected by the shareholders as follows:

Name of Nominee	Votes Cast In Favor	Votes Withheld	% In Favor

Surendra Pai	29,094,318	708,443	97.6%

John J. Waters	29,046,797	755,964	97.4%

J. Edward Sheridan	28,787,209	1,015,552	96.5%

Charles J. Johnston	29,090,406	712,355	97.6%

J. David Luce	28,880,373	922,388	96.9%

F. Ross Johnson	29,293,883	508,878	98.2%

Ranjit C. Singh	28,833,422	969,339	96.7%

Roger O. Goldman	29,060,806	748,955	97.5%

Item 5     Other Information:

Pursuant to Section 10A (i) (2) of the Securities Exchange Act of 1934, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by our independent registered public accounting firm. During the second quarter of fiscal 2006, the Audit Committee did not authorize our independent registered public accounting firm to provide any non-audit services.

Item 6     Exhibits:

The following exhibits are filed herewith or incorporated by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith

10.1*	Termination Agreement between Authentidate Holding Corp. and John J. Waters.	8-K	1/9/06	10.1

10.2*	Consulting Agreement between Authentidate Holding Corp. and John J. Waters.	8-K	1/9/06	10.2

10.3*	Termination Agreement between Authentidate Holding Corp. and Dennis H. Bunt, dated January 26, 2006	8-K	1/26/06	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

February 9, 2006	/s/ Surendra Pai
DATE	SURENDRA PAI
PRESIDENT & CHIEF EXECUTIVE OFFICER

/s/ Dennis H. Bunt
DENNIS H. BUNT
CHIEF FINANCIAL OFFICER