Form 10-Q
period 2006-03-31
AUTHENTIDATE HOLDING CORP
filed 2006-05-10
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2006

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 08, 2006
Common Stock, $0.001 par value per share	34,405,828 shares

Authentidate Holding Corp.

Form 10-Q

Part I Financial Information

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

( in thousands )

	March 31, 2006 (Unaudited)	June 30, 2005
Assets
Current assets
Cash and cash equivalents	$9,097	$6,429
Restricted cash	663	142
Marketable securities	40,700	56,075
Accounts receivable, net	2,809	3,231
Prepaid expenses and other current assets	1,309	782

Total current assets	54,578	66,659
Property and equipment, net	4,051	3,879
Other assets
Software development costs, net	1,979	412
Goodwill	7,341	7,341
Other assets	1,369	1,417

Total assets	$69,318	$79,708

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$4,414	$4,077
Deferred revenue	1,913	2,059
Other current liabilities	559	517

Total current liabilities	6,886	6,653
Long-term deferred revenue	245	446
Other long-term accrued liabilities	—	247

Total liabilities	7,131	7,346

Commitments and contingencies

Shareholders’ equity
Preferred stock $.10 par value; 5,000 shares authorized Series B, 28 shares issued and outstanding at March 31, 2006 and June 30, 2005	3	3
Common stock, $.001 par value; 75,000 shares authorized, 34,406 and 34,399 issued and outstanding at March 31, 2006 and June 30, 2005, respectively	34	34
Additional paid-in capital	162,278	160,489
Accumulated deficit	(100,056)	(88,101)
Accumulated comprehensive loss	(72)	(63)

Total shareholders’ equity	62,187	72,362

Total liabilities and shareholders’ equity	$69,318	$79,708

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net sales
Products	$4,041	$3,987	$11,930	$11,767
Services	367	373	992	1,017

Total net sales	4,408	4,360	12,922	12,784

Cost of sales
Products	1,852	2,159	5,409	6,345
Services	126	142	407	409

Total cost of sales	1,978	2,301	5,816	6,754

Gross profit	2,430	2,059	7,106	6,030

Selling, general and administrative expenses	6,580	4,634	18,047	15,805
Product development expenses	963	855	2,560	2,156

Total operating expenses	7,543	5,489	20,607	17,961

Loss from operations	(5,113)	(3,430)	(13,501)	(11,931)

Other income
Interest and other income	513	477	1,603	1,167
Interest expense	(1)	(4)	(4)	(13)

	512	473	1,599	1,154

Loss before income taxes	(4,601)	(2,957)	(11,902)	(10,777)
Income tax (expense) benefit	—	(3)	—	(9)

Net loss	$(4,601)	$(2,960)	$(11,902)	$(10,786)

Basic and diluted loss per common share	$(0.13)	$(0.09)	$(0.35)	$(0.32)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net loss	$(11,902)	$(10,786)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	982	1,013
Provision for doubtful accounts receivable	31	33
Share based compensation	1,779	—
Warrants and options for services	—	640
Changes in assets and liabilities:
Accounts receivable	390	(343)
Prepaid expenses and other current assets	(544)	(289)
Accounts payable and accrued expenses	80	864
Deferred revenue	(332)	817

Net cash used in operating activities	(9,516)	(8,051)

Cash flows from investing activities
Restricted cash	(521)	224
Purchases of property and equipment	(854)	(865)
Other intangible assets acquired	(84)	(422)
Capitalized software development costs	(1,739)	(434)
Investment in affiliated companies	—	(750)
Net sales (purchases) of marketable securities	15,375	(6,450)

Net cash provided by (used in) investing activities	12,177	(8,697)

Cash flows from financing activities
Stock options and warrants exercised	12	2,145
Dividends paid	(53)	(35)
Principal payments on obligations under capital leases	(20)	(61)
Payment of registration costs	(2)	(10)
Net borrowings (payments) under line of credit	79	(151)

Net cash provided by financing activities	16	1,888

Effect of exchange rate changes on cash flows	(9)	(29)

Net increase (decrease) in cash and cash equivalents	2,668	(14,889)
Cash and cash equivalents, beginning of period	6,429	42,690

Cash and cash equivalents, end of period	$9,097	$27,801

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

Authentidate Holding Corp.

Notes To Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries DJS Marketing Group, Inc. (“Systems Integration”), Authentidate, Inc., Authentidate International AG, and Trac Medical Solutions, Inc. (collectively “Security Software Solutions”), and its Docstar division, (“Document Management Solutions”) (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2005 and the attached Management’s Discussion and Analysis of Financial Conditions and Results of Operation.

2. Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net loss	$(4,601)	$(2,960)	$(11,902)	$(10,786)
Preferred stock dividends	(18)	(18)	(53)	(53)

Net loss applicable to common shareholders	$(4,619)	$(2,978)	$(11,955)	$(10,839)

Weighted average shares	34,404	34,082	34,402	33,827

Basic and diluted loss per common share	$(0.13)	$(0.09)	$(0.35)	$(0.32)

Common stock equivalents were excluded from the calculation of net loss per share for all periods presented because their impact is antidilutive. At March 31, 2006, employee and non-executive director options (4,920,000), warrants (1,262,000), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding. At March 31, 2005, employee and non-executive director options (5,086,000), warrants (1,352,000), and convertible preferred stock (500,000) were outstanding.

3. Stock Based Compensation

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123R, Share Based Payment (“FAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as a compensation expense, based on their fair values. Under the provisions of FAS 123R, the estimated fair value of options granted under the Company’s Employee Stock Option Plan and Non-Executive Director Stock Option Plan are recognized as compensation expense over the option-vesting period. The Company is using the modified prospective method, in which compensation expense is recognized beginning with the effective date of adoption of FAS 123R for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption that were unvested on the date of adoption.

Prior to July 1, 2005, the Company applied APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its employee share-based compensation. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

The effect on net loss and loss per share of utilizing the fair value method for the prior periods in comparison to the current period is as follows (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net loss as reported
Applicable to common shareholders	$(4,619)	$(2,978)	$(11,955)	$(10,839)
Add: Total share-based employee compensation expense determined under fair value method	—	(940)	—	(2,836)

Proforma net loss	$(4,619)	$(3,918)	$(11,955)	$(13,675)

Basic and diluted loss per share
As reported	$(0.13)	$(0.09)	$(0.35)	$(0.32)
Pro forma	$(0.13)	$(0.11)	$(0.35)	$(0.40)

For the three and nine months ended March 31, 2006 the Company’s net loss included $525,000 and $1,779,000, respectively, of share-based compensation. Had the Company continued to account for share-based compensation under APB Opinion No. 25, basic and diluted loss per common share for the three and nine months ended March 31, 2006 would have been $0.12 and $0.30 compared to $0.13 and $0.35, respectively. No share based compensation expense was included in the Company’s Statements of Operations for the three and nine months ended March 31, 2005.

The impact of share-based compensation expense on the Statements of Operations is as follows (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Loss from operations before share-based compensation expense	$(4,588)	$(3,430)	$(11,722)	$(11,931)
Share-based compensation expense	(525)	—	(1,779)	—

Loss from operations	$(5,113)	$(3,430)	$(13,501)	$(11,931)

Net loss before share-based compensation expense	(4,076)	(2,960)	(10,123)	(10,786)
Share-based compensation expense	(525)	—	(1,779)	—

Net loss	$(4,601)	$(2,960)	$(11,902)	$(10,786)

Basic and diluted loss per share before share-based compensation expense	$(0.12)	$(0.09)	$(0.30)	$(0.32)
Share-based compensation expense	(0.01)	0.00	$(0.05)	0.00

Basic and diluted loss per share	$(0.13)	$(0.09)	$(0.35)	$(0.32)

Share-based compensation expense had no effect the Statements of Cash Flow.

Share-based compensation expense by category is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
SG&A expenses, net	$6,123	$4,634	$16,469	$15,805
Share-based compensation expense	457	—	1,578	—

Total SG&A expenses	$6,580	$4,634	$18,047	$15,805

Product development expenses, net	899	855	2,373	2,156
Share-based compensation expense	64	—	187	—

Total product development expenses	$963	$855	$2,560	$2,156

Cost of sales, net	1,974	2,301	5,802	6,754
Share-based compensation expense	4	—	14	—

Total cost of sales	$1,978	$2,301	$5,816	$6,754

Under the modified prospective method of transition under FAS 123R, the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under FAS 123R. Therefore, the results for the 2006 periods are not directly comparable to the same periods in the prior year.

Prior to the adoption of FAS No. 123R, the Company presented cash flows resulting from the tax benefits of deductions from the exercise of stock options as operating cash flows in the Statements of Cash Flows. FAS No. 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not realize any tax benefits from the exercise of stock options during the three and nine month periods ended March 31, 2006.

The Company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The Company based its estimate of the life of these options on historical averages over the past five years. The Company retained a third party valuation firm to calculate expected volatility which was based on the Company’s historical stock volatility, historical stock volatility of comparable companies in the industry and implied volatilities based on the spot market for traded options in the Company and comparable companies in the industry. The assumptions used in the Company’s Black-Scholes calculations for fiscal 2006 and fiscal 2005 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Option Life (Months)
Fiscal year 2006	3.3% - 4.2%	0%	70.0% - 102.0%	25
Fiscal year 2005	3.0% - 3.6%	0%	95.3% - 102.0%	33

The Black-Scholes option-pricing model requires the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of share-based compensation for employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation as circumstances change and additional data becomes available over time, which may result in changes to these assumptions and methodologies. Such changes could materially impact the Company’s fair value determination.

Stock option activity under the Employees and Non-Executive Directors Stock Option Plans (the “Plans”) combined for the period ended March 31, 2006 is as follows (in thousands, except per share and average life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2005	4,234	$5.31
Granted	1,116	4.42
Exercised	(7)	1.75
Forfeited	(423)	7.08

Outstanding, March 31, 2006	4,920	4.87	2.49	$766

Excercisable shares as of March 31, 2006	2,942

There was 6,700 options exercised during the nine month period ended March 31, 2006, the total intrinsic value of those options was $14,000. Additionally, the weighted average, grant date fair value of options granted during the nine-month period ended March 31, 2006 was approximately $0.79 using the Black-Scholes model.

Unvested options as of March 31, 2006, and changes in such options during the nine month period then ended are summarized below (in thousands, except per share and average life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Unvested balance, June 30, 2005	1,539	$4.78
Granted	1,116	4.50
Vested	(367)	5.48
Forfeited	(310)	7.19

Unvested balance, March 31, 2006	1,978	5.06	2.86	$—

As of March 31, 2006, there was $2,773,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. This expense is expected to be recognized over a weighted-average period of 15 months.

During the nine months ended March 31, 2006 the Company issued 375,000 stock options to an independent consultant, exercisable at $3.25 per share. These options do not vest until the consultant realizes at least $1.0 million in sales of the Company’s Security Software Solutions products; therefore no expense has been recorded as no sales have been realized to date. These options are not included in the disclosures above. These options expire at the later of seven years from the grant date or five years from the vesting date.

4. Comprehensive Loss:

Comprehensive loss for the periods is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net loss	$(4,601)	$(2,960)	$(11,902)	$(10,786)
Currency translation adjustment	8	19	(9)	(29)

Comprehensive loss	$(4,593)	$(2,941)	$(11,911)	$(10,815)

5. Segment Information

FAS 131, Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed about operating segments of an enterprise. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.

The Company is organized into three businesses or operating segments based on software and service offerings. The Security Software Solutions business is engaged in the development and sale of secure workflow management solutions that generally incorporate its proprietary content authentication technology in the form of the United States Postal Service Electronic Postmark® (EPM); and electronic signing software for use with electronic billing and archiving solutions in the European market. The content authentication technology (EPM) enables the user to have a digital record of a transaction created and stored with the USPS that can be used to verify the content, date, time and parties related to the transaction. Our software solutions offered in Europe are compliant with the German Signature Act and European guidelines. The software solutions and services offered by this segment are sold through a direct sales effort and reseller arrangements. The Document Management Solutions business is engaged in the development and sale of document imaging and management software. Sales are made primarily through a national network of resellers and in some cases include related hardware products to provide a turn-key solution to customers. The Systems Integration business provides software support, software and hardware integration services and hardware to customers primarily in the Albany, New York area. The Company does not allocate indirect expenses such as public company costs, share-based compensation expense, finance, and other non-operating costs to the individual operating segments. These costs apply to all of the Company’s businesses and are reported as corporate expenses for segment reporting purposes. Corporate assets consist primarily of cash and cash equivalents, marketable securities, fixed assets and goodwill.

Segment information is as follows (in thousands):

	Security Software Solutions	Document Management Solutions	Systems Integration	Totals
Three months ended:
March 31, 2006
Net sales from external customers	$1,266	$1,488	$1,654	$4,408
Intersegment revenues	2	—	—	2
Segment profit (loss)	(2,069)	(184)	90	(2,163)
Segment assets	3,564	2,941	2,849	9,354

March 31, 2005
Net sales from external customers	$905	$1,650	$1,805	$4,360
Intersegment revenues	1	—	58	59
Segment profit (loss)	(1,980)	122	70	(1,788)
Segment assets	2,927	4,765	2,619	10,311

Nine months ended:
March 31, 2006
Net sales from external customers	$3,645	$4,691	$4,586	$12,922
Intersegment revenues	7	—	—	7
Segment profit (loss)	(5,554)	(160)	125	(5,589)
Segment assets	3,564	2,941	2,849	9,354

March 31, 2005
Net sales from external customers	$2,607	$4,860	$5,317	$12,784
Intersegment revenues	1	—	83	84
Segment profit (loss)	(7,104)	505	91	(6,508)
Segment assets	2,927	4,765	2,619	10,311

	Three Months Ended March 31,		Nine Months Ended March 31,
Reconciliations:	2006	2005	2006	2005
Net sales
Total net sales for reportable segments	$4,410	$4,419	$12,929	$12,868
Elimination of intersegment revenues	(2)	(59)	(7)	(84)

Total consolidated net sales	$4,408	$4,360	$12,922	$12,784

Total profit or loss for reportable segments	$(2,163)	$(1,788)	$(5,589)	$(6,508)
Product development expenses	(963)	(855)	(2,560)	(2,156)
Corporate expenses and other	(1,475)	(314)	(3,753)	(2,113)

Loss before income taxes	$(4,601)	$(2,957)	$(11,902)	$(10,777)

Assets
Total assets for reportable segments			$9,354	$10,311
Corporate assets			60,107	77,481
Elimination of intersegment assets			(143)	(162)

Consolidated total assets			$69,318	$87,630

Net sales from external customers for our Security Software Solutions segment includes revenues from our German operations of approximately $884,000 and $1,988,000 for the three months and nine months ended March 31, 2006, respectively.

6. Marketable Securities

The Company classifies investments known as auction rate securities as marketable securities on its balance sheet. The auction rate securities are generally triple A or double A rated. The interest yield generally resets every 35 days or sooner and the securities are purchased at par value and sold at par value with no adjustment to market value required. Many of the securities are insured by a third party insurance company and the issuer is sometimes a municipality or a corporation run by a municipality.

7. Revisions in Classification of Certain Securities

As reported on the Company’s Form 10K/A for the year ended June 30, 2004, the Company reclassified auction rate securities from cash and cash equivalents to marketable securities. As a result of this change, the Statement of Cash Flows for the nine months ended March 31, 2005 has been amended in this Form 10Q. The Company has included $6,450,000 as “Net sales (purchases) of marketable securities”. As a result, the total “Net cash used in investing activities” has been amended from $2,248,000 to $8,697,000. Total Net decrease in cash and cash equivalents” has been amended from $8,439,000 to $14,889,000. Furthermore, “Cash and cash equivalents, end of period” has been amended from $21,350,000 to $27,801,000 as $56,075,000 of auction rate securities were reclassified to marketable securities as of March 31, 2005.

8. Inventories

Inventories, which are included in other current assets, consist of the following (in thousands):

	March 31, 2006	June 30, 2005
Purchased components and raw materials	$413	$229
Finished goods	99	74

Total inventories	$512	$304

9. Goodwill and Other Intangible Assets

The Company performs an annual valuation of goodwill during the fourth quarter of each fiscal year. Any adverse development or change in our business would require an interim assessment. For the nine months ended March 31, 2006 there were no adverse developments or changes that required such an assessment and the carrying amount of goodwill has not changed.

Goodwill relates solely to our Securities Software Solutions business and approximately $7,341,000 relates to our business in Germany.

Other intangible assets consist of the following (in thousands):

	March 31, 2006			June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$369	$104	$265	$357	$87	$270
Trademarks	183	46	137	181	39	142
Acquired technologies	72	45	27	72	18	54
Licenses	635	449	186	569	372	197

Total	$1,259	$644	$615	$1,179	$516	$663

The Company amortizes other intangible assets under the straight line method. As of March 31, 2006, amortization expense for other intangible assets for the next five fiscal years ending 2010 is as follows (in thousands):

2006	$170
2007	137
2008	43
2009	31
2010	30

Other intangible asset amortization expense for the three and nine periods ended March 31, 2006 was $42,000 and $129,000, respectively.

10. Shareholders’ Equity

The changes in Shareholders’ Equity for the nine months ended March 31, 2006 are summarized as follows (in thousands):

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Translation Adjustment	Total Shareholders’ Equity
Balance, June 30, 2005	$3	$34	$160,489	$(88,101)	$(63)	$72,362
Cost to register common shares			(2)			(2)
Currency translation adjustment					(9)	(9)
Exercise of stock options			12			12
Preferred stock dividends				(53)		(53)
Share-compensation expense			1,779			1,779
Net loss				(11,902)		(11,902)

Balance, March 31, 2006	$3	$34	$162,278	$(100,056)	$(72)	$62,187

During the three and nine months ended March 31, 2006, 6,700 stock options were exercised and no common stock warrants were exercised.

11. Preferred Stock

As of October 1, 2004, the Company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40 per share. In the event the Company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note.

12. Commitments and Contingencies

We are the defendant in a third party complaint filed by Shore Venture Group, LLC in the United States District Court for the Eastern District of Pennsylvania. The caption of this matter is Berwyn Capital Investments, Inc. v. Shore Venture Group, LLC et al. (defendants and Shore Venture Group, LLC as third party plaintiff) v. Authentidate Holding Corp. and Authentidate, Inc. (third party defendants). The third party complaint was filed against us on May 7, 2001 and Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleged a claim for breach of contract and indemnification. A bench trial was held in October, 2002 and we received an adverse verdict in this case on February 14, 2006 wherein the trial judge found Authentidate responsible for monetary damages in the amount of approximately $308,000. This award has been recorded as an expense during the quarter ended March 31, 2006. The Company subsequently filed a motion with the court requesting that it reconsider and modify the verdict and Shore Venture filed a similar motion with the court asking the court to increase the amount of interest awarded. On May 1, 2006, the court denied the Company’s motion for reconsideration and granted-in-part and denied-in-part the motion filed by Shore Venture by awarding an aggregate of approximately $35,000 in additional interest to the plaintiff and third party plaintiff. The Company is further reviewing the court’s decisions and is considering its alternatives, including appealing the verdict.

We are also the defendant in a claim filed by Shore Venture Group in the federal District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. This complaint was filed on March 2, 2005 and an amended complaint was filed on or about April 26, 2005. On October 12, 2005, the parties entered into an agreement to arbitrate the claims asserted against us by Plaintiffs. On October 19, 2005, the Court approved and entered a Consent Order referring the case to arbitration by the American Arbitration Association and staying the lawsuit pending resolution of the arbitration. The plaintiffs seek additional shares of the common stock of our subsidiary, Authentidate, Inc., rights under one of our patent applications, and damage in connection with an alleged copyright infringement. We had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. However, negotiations were unable to result in a mutually agreeable settlement. Plaintiffs have not yet filed their arbitration brief. We intend to defend the action vigorously. Management believes that the resolution of this claim will not have a material adverse effect on our financial condition. However, there can be no assurance that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial position.

In June, July and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York against our company and certain of our current and former officers and directors. Plaintiffs in these actions allege that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a), and 15 of the Securities Act of 1933. The alleged class period is August 6, 2002 through May 27, 2005. The securities law claims are based on the allegation that we failed to disclose that the USPS could cancel its August 2002 contract with us if we did not meet certain performance metrics, and when we disclosed on September 8, 2004 that we failed to comply with those metrics and on May 27, 2005 that we had received a second notice from the USPS that we had failed to obtain the minimum revenue required under the agreement, the market price of our stock declined. The class action complaints seek unspecified monetary damages. On October 5, 2005 the Court granted the motion of one plaintiff, the Illinois State Board of Investment, to be appointed as lead plaintiff under the Private Securities Litigation Reform Act. The caption of the case is In re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS). Plaintiff filed an amended consolidated complaint on January 3, 2006. The amended complaint asserts the same claims as the prior complaint and also alleges that Authentidate violated the federal securities laws by misrepresenting that it possessed certain patentable technology. Defendants’ motion to dismiss the amended complaint was filed on March 6, 2006. Oral argument on the motion to dismiss is scheduled for June 30, 2006.

In addition to the class action complaints, four purported shareholder derivative actions were filed against certain former and current directors and officers of the Company in June and July 2005 in the United States District Court for the Southern District of New York. These federal court derivative actions are based on substantially the same events and factual allegations as the original class action complaints and asserted claims that Authentidate was injured by an alleged breach of fiduciary duty, waste, mismanagement, violations of Sarbanes-Oxley, and misappropriation of inside information. The derivative complaints sought, among other things, damages, equitable relief, restitution, and payment of costs and expenses incurred in the litigation (including legal fees). Plaintiffs in the derivative actions entered into a Court-approved stipulation providing for the consolidation of their actions and the selection of Maxine Philips as the lead plaintiff. Plaintiffs filed a consolidated complaint on November 14, 2005. Defendants moved to dismiss this complaint on January 13, 2006. On March 10, 2006, before the motion to dismiss was decided, plaintiffs in the federal court derivative action voluntarily dismissed their complaint without prejudice. On April 6, 2006, the court held a hearing to confirm, among other things, that plaintiffs had not received any payment or other consideration for the dismissal of their claims. At the hearing plaintiffs agreed to file a motion seeking court approval for the dismissal, which the court indicated would be granted. Plaintiffs filed this motion on April 18, 2006 and the Court entered an order dismissing the consolidated complaint on May 5, 2006.

On December 13, 2005, a purported shareholder derivative action was filed in the Supreme Court of New York, Schenectady County, entitled Elkin v. Goldman et al., No. 2005-2240. Plaintiff in that action demanded that our Board of Directors file a derivative action on behalf of the Company against nine of its current and former directors and officers. The complaint asserts the same claims that are alleged in the first federal court derivative actions. The Board of Directors, following a recommendation from a committee of the Board composed of outside, non-employee directors who were advised by independent outside counsel, concluded that commencing litigation, as demanded by Elkin, is not in our best interest. The plaintiff in the state court action is expected to file an amended complaint.

In addition, in August 2005, we were notified of the filing of a complaint in which the plaintiff alleges that our products and systems incorporating secure time stamping technology, including but not limited to our Electronic Postmark system, infringes certain of the plaintiff’s patent rights. The complaint was filed in the United States District Court for the Middle District of Florida and is entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. As relief, the complaint seeks, among other things, injunctive relief and damages. The complaint was served on September 21, 2005, and our Answer and Counterclaim was timely filed on November 10, 2005. We are in the discovery phase of the case and are vigorously defending this action. Based on the facts of which we are currently aware, management believes that the resolution of all of our claims with TimeCertain will not have a materially adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

We are engaged in no other litigation which would be anticipated to have a material adverse effect on our financial condition, results of operations or cash flows.

On July 31, 2002, we entered into a strategic alliance agreement with the United States Postal Service to serve as a preferred provider of the USPS Electronic Postmark® (EPM) service. Under the terms of the agreement, our subsidiary, Authentidate, Inc., provides the management, technology and support for the United States Postal Service’s EPM system. The USPS is the vendor of the EPM to the end user. The USPS Electronic Postmark® provides evidence that the content of a document or file existed at a specific date and time and is intended to protect the integrity of the document or file by ensuring that it cannot be altered without detection. The EPM uses our patent pending technology offering highly sophisticated encryption methodology ensuring document authenticity and is intended to be able to be added to any application regardless of the computing platform or operating system.

To date, we have not achieved the revenue metrics required under our agreement with the United States Postal Service. We received a third letter from the USPS in October 2005, which letter stated the Company continues to fail to attain the performance metrics required by the Strategic Alliance Agreement. However, the USPS also stated it has elected not to terminate the agreement at this time and will continue to fulfill its obligations under the agreement as long as it remains in effect. The Company and the United States Postal Service have continued to discuss various amendments to the original agreement and we believe these discussions will lead to changes to the contract that we and the United States Postal Service will both agree to and which will enable us to continue our relationship with the United States Postal Service. No assurances can be given that we will be successful in completing these negotiations or that we will we will comply with the current performance metrics in a timely manner, and the USPS may terminate the agreement at any time.

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2006, we were not aware of any obligations under such indemnification agreements that would require material payments.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Item 2.

Forward-Looking Statements and Factors That May Affect Future Results

Certain statements in this Form 10-Q, including information set forth under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). We desire to avail ourselves of certain “safe harbor” provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involving known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of our products and services, competition, pricing, technological changes, technological implementation of the Authentidate business plan, related decisions by the USPS, and other risks as discussed in our filings with the Securities and Exchange Commission, in particular our Annual Report on Form 10-K for the year ended June 30, 2005 and subsequently filed Quarterly Reports on Form 10-Q, all of which risk factors could adversely affect our business and the accuracy of the forward-looking statements contained herein.

Overview

Authentidate Holding Corp., through its subsidiaries, provides software applications and services that address a variety of business needs for our customers, including reducing costs, improving productivity and enhancing compliance with regulatory requirements. Our scalable software solutions focus on workflow management, content authentication and electronic signature services. We also provide document management solutions and security products and services.

For a number of years, we have experienced net losses and negative cash flow from operating activities. Our principal activities during this period have focused on developing new products, hiring management, refining our business strategies and repositioning our businesses for growth. Although we believe we are well positioned for such growth, we expect to continue to generate net losses and negative cash flow for the foreseeable future as we expand our operations. See “Liquidity and Capital Resources”.

We are organized into three businesses or operating segments based on software and service offerings. Each of these businesses serves different markets and has different opportunities and challenges. An overview of our businesses follows.

Security Software Solutions

The Security Software Solutions business is engaged in the development and sale of secure workflow management solutions that incorporate our proprietary content authentication technology in the form of the United States Postal Service Electronic Postmark® (EPM), and electronic signing software for use with electronic billing and archiving solutions in the European market. Our content authentication technology (EPM) enables the user to have a digital record of a transaction created and stored with the USPS that can be used to verify the content, date, time and parties related to the transaction. Our software solutions offered in Europe are compliant with the German Signature Act and European guidelines. We sell our software solutions and services through a direct sales effort and reseller arrangements.

During 2005 we shifted to our current solutions-based market approach to facilitate the adoption of our content authentication technology (EPM). In April 2005, we developed a new service to authenticate documents received by fax and in October 2005 we announced CareFax™, a web-based, HIPAA compliant fax automation and workflow solution that addresses compliance needs associated with document processing in the healthcare sector. CareFax™ was initially targeted at the medical supply healthcare sector which continues to be fax intensive. Our CareCert™ service, which was developed in 2004, offers healthcare providers an electronic, paperless solution for processing critical documents. We intend to continue our efforts to market our software solutions and services in the US and European markets. We also intend to focus on identifying additional applications and markets where our technology can address customer needs.

Our Security Software Solutions business represented approximately 28% of consolidated revenues for the three and nine month periods ended March 31, 2006. Revenues consist principally of transaction fees for hosted applications, software license fees, hosting fees and maintenance charges. Growth in our Security Software Solutions business is affected by a number of factors, including general economic and business conditions, and is characterized by long sales cycles. The timing of customer contracts and implementations can have a significant impact on quarterly results and we believe our results over a longer period of time provide better visibility into our performance.

In July 2002, we entered into an agreement with the USPS to provide the management, technology and support for the United States Postal Service’s EPM system. The USPS is the vendor of the EPM to the end user and we serve as a preferred provider of the EPM service. The USPS EPM incorporates our proprietary content authentication technology. To date, we have not achieved the revenue metrics included in our strategic alliance agreement with the United States Postal Service. From September 2004 through October 2005, we received several letters from the USPS regarding our performance under the agreement with respect to such metrics and we have been engaged in negotiations with the USPS to, among other things, modify this provision of the agreement. In its last letter dated October 2005, the USPS notified us of our continuing failure to satisfy the performance metrics under the agreement, but also stated that it has elected not to terminate the agreement at this time and will continue to fulfill its obligations under the agreement as long as it remains in effect. We have continued our efforts to cure the default and to negotiate an appropriate modification to our agreement. No assurances, however, can be given that we will be successful in completing these negotiations or that we will comply with the current performance metrics in a timely manner, and the USPS may terminate the agreement at any time.

Document Management Solutions

The Document Management Solutions business is engaged in the development and sale of document imaging and management software. Sales are made primarily through a national network of resellers and in some cases include related hardware products to provide a turn-key solution to customers. In 2005, we continued our reduced emphasis on hardware sales and improved our gross margins. In fiscal 2006, in addition to our on-going reseller efforts, we have been identifying vertical markets where direct and OEM sales approaches would be effective channels for growth. We intend to pursue these strategies to grow our business in the future.

Our Document Management Solutions business represented approximately 34% and 36%, respectively, of consolidated revenues for the three and nine month periods ended March 31, 2006. Revenues consist principally of software license fees, maintenance charges and hardware sales. Sales in our Document Management Solutions business are affected by a number of factors, including general economic and business conditions, which can have a significant impact on quarterly results. We believe our results over a longer period of time provide better visibility into our performance.

Systems Integration

The Systems Integration business provides software support, software and hardware integration services and hardware to customers primarily in the Albany, New York area. Our Systems Integration business represented approximately 38% and 36%, respectively, of consolidated revenues for the three and nine month periods ended March 31, 2006. Revenues consist principally of hardware sales and professional service fees. Growth in this business is affected by a number of factors, including general economic and business conditions. Quarterly results depend on the timing of customer contracts and implementations as well as the level of hardware sales. Our results over a longer period of time provide a better indication of the performance of this business.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission.

Principles of Consolidation

The financial statements include the accounts of Authentidate Holding Corp. and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments where we do not exercise significant influence over the investee are accounted for under the cost method.

Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. At March 31, 2006 and June 30, 2005, cash equivalents consisted primarily of investments of high quality short term investments such as commercial paper and overnight interest bearing deposits.

Marketable Securities

Our marketable securities are generally comprised of auction rate securities rated AAA or AA by one or more national rating agencies. The auction rate securities have contractual maturities of up to 30 years, but generally have interest re-set dates that occur every 7, 28 or 35 days and despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities at ongoing auctions every 35 days or less. We classify our investments in auction rate securities as “available for sale.” These investments are recorded at cost which approximates fair market value due to their variable interest rates, which typically reset every 7, 28 or 35 days. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our current investments. All income generated from these investments was recorded as interest income. Because we do not hold any auction rate security longer than one year, such securities have been classified as current assets.

Accounts Receivable

Accounts receivable represent receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence.

Inventories

Inventories are stated at the lower of cost or market and are valued at average cost.

Long-Lived Assets

Long-lived assets, including property and equipment, software development costs, patent costs, trademarks and licenses are reviewed for impairment whenever events or changes in circumstances such as significant changes in the business climate, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line method. Estimated useful lives of the assets range from three to forty years.

Repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is recognized.

Software Development Costs

Software development and modification costs incurred subsequent to establishing technological feasibility are capitalized and amortized based on anticipated revenue for the related product with an annual minimum equal to the straight-line amortization over the remaining economic life of the related products (generally three years). Amortization expense is included in cost of sales.

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

Revenue Recognition

Revenue is derived from hosted application transaction fees, software licenses, hardware sales, maintenance arrangements, hosting services and post contract customer support services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met: the delivered item has value to the customer on a stand alone basis; there is objective and reliable evidence of the fair value of the undelivered items in the arrangement; and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered item is considered probable and substantially in our control. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement. If these criteria are met, we allocate total revenue among the elements based on the sales price of each element when sold separately which is referred to as vendor specific objective evidence or VSOE.

Security Software Solutions segment revenues are derived from hosted application transaction fees, software licenses, maintenance contracts, hosting services, Electronic Post Mark (EPM) sales and post contract customer support services. Revenue from hosted application transaction fees, EPM sales and post contract customer support services is recognized when the related service is provided and, when required, accepted by the customer. Software license revenue is recognized when the criteria discussed above is met. Maintenance and hosting services revenue is recognized over the period in which the service is performed. Revenue from multiple element arrangements that cannot be allocated to identifiable items is recognized ratably over the contract term which is generally one year.

Document Management Solutions segment revenues are derived from software licenses, maintenance contracts and hardware sales. Revenue from software licenses and hardware sales is recognized when the products are delivered to the customer in accordance with the criteria discussed above. Revenue from maintenance contracts is recognized over the period in which the service is performed which is generally one year.

Systems Integration segment revenues are derived from professional service fees and hardware sales. Revenue from professional services is recognized when services are completed and accepted by the customer. Revenue from hardware sales is recognized when the hardware is shipped to the customer.

Warranty Provisions

We provide a one-year warranty on hardware products we assemble in our Document Management Solutions segment. On products distributed for other manufacturers, we pass through the original manufacturer warranty. We provide a limited warranty on the products and services we sell through our Software Security Solutions segment. Warranty expense was not significant in any of the periods presented.

Advertising Expenses

We recognize advertising expenses as incurred.

Product Development Expenses

These costs represent research and development expense and include salary and benefits, professional and consultant fees, amortization of licenses and supplies.

Currency Translation Adjustment

Assets and liabilities of foreign operations are translated at the exchange rate on the balance sheet date. Statement of Operations amounts are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are recorded in “Comprehensive Income (Loss)” and accumulated in shareholders’ equity in the caption “Accumulated Comprehensive Loss”.

Management Estimates

Preparing financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include estimates of loss contingencies and product life cycles, assumptions such as elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. We have based our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances and we evaluate our estimates on a regular basis and make changes accordingly. Historically, our estimates relative to our critical accounting estimates have not differed materially from actual results; however, actual results may differ from these estimates under different conditions. If actual results differ from these estimates and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated statement of operations, and in certain situations, could have a material adverse effect on liquidity and our financial condition.

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

Stock-Based Compensation

We apply FAS No. 123R to account for employee and director stock option plans. Share-based employee compensation expense is determined using the Black-Scholes option pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility, expected dividend payments and the risk-free interest rate over the expected life of the options.

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

We have no significant off-balance sheet or other concentrations of credit risk at March 31, 2006.

The following analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto contained elsewhere in this Form 10-Q.

Results of Operations

Three and nine months ended March 31, 2006 compared to three and nine months ended March 31, 2005.

Net sales increased slightly to $4,408,000 for the quarter ended March 31, 2006, compared to $4,360,000 for the prior year period. These results reflect an increase of 40% in Security Software Solutions revenues to $1,266,000 compared to the prior year due primarily to new customers and increases in transaction volumes in both our US and German operations. This increase was offset by decreases of 10% in Document Management Solutions revenues to $1,488,000 and of 8% in Systems Integration revenues to $1,654,000 reflecting, in part, our decision to a shift away from lower margin hardware sales, and lower partner sales in our Document Management Solutions business. Net sales for the nine months ended March 31, 2006, also increased slightly to $12,922,000 compared to $12,784,000 for the comparable period in 2005. These results reflect the same trends as discussed above. Security Software Solutions revenues increased 40% to $3,645,000, from the prior year. This increase was offset, in part, by a 3% decrease in Document Management Solutions revenues to $4,691,000 and to a greater extent by a 14% decrease in Systems Integration revenues to $4,586,000 related primarily to lower hardware sales.

Gross margins improved to $2,430,000, or 55% of sales, for the quarter ended March 31, 2006, compared to $2,059,000, or 47% of sales, for the same period in 2005. This improvement reflects the increase in higher margin software revenues in the overall sales mix. Gross margins for the nine months ended March 31, 2006 improved to $7,106,000, or 55% of sales, compared to $6,030,000, or 47% of sales, for the comparable period in 2005, reflecting the same trends noted for the quarter. Gross margins for our Security Software Solutions segment were approximately 71% for the periods. Document Management Solutions gross margins were 73% and 74% for the three and nine month periods, respectively, and Systems Integration gross margins were 27% and 22% for the periods. These results reflect the same trends as our consolidated margins.

Selling, general and administrative (“SG&A”) expenses increased 42% to $6,580,000 for the quarter ended March 31, 2006, compared to $4,634,000 for the same period in 2005. This increase relates primarily to share-based compensation expense ($525,000) which was not required to be expensed in 2005, severance and litigation settlement accruals ($978,000), recruiting expenses, and other increases related to the growth of our business. SG&A expenses for the nine months ended March 31, 2006, increased 14% to $18,046,000 compared to $15,805,000 for the comparable period in 2005. This increase is due primarily to share-based compensation expense ($1,779,000) which was not included in 2005, severance and litigation expenses discussed above, legal expenses related to ongoing actions, recruiting expenses and other increases related to the growth of our business.

Product development expenses increased to $963,000 for the quarter ended March 31, 2006 compared to $855,000 for the comparable period in 2005. This increase in product development spending is due primarily to our investment in our Security Software Solutions products and is net of the capitalization of $621,000 related to the Security Software Solutions product line. Total spending for the quarter was $1,584,000 compared to $1,127,000 for the prior year. Product development expenses for the nine months ended March 31, 2006 increased to $2,560,000 compared to $2,156,000 for the comparable period in 2005. Actual spending for the period was $4,299,000 compared to $2,590,000 in the prior year. Product development expenses also include $64,000 and $187,000 for the quarter and year-to-date periods in 2006, respectively, related to share-based compensation expenses which were not required to be expensed in 2005.

Interest and other income increased for the quarter and year to date periods by $36,000 to $513,000 and $436,000 to $1,603,000, respectively. These increases reflect higher interest rates during fiscal 2006, net of the effect of lower cash and investment balances as we continue to invest in our business.

Net loss for the quarter ended March 31, 2006 was $4,601,000, or $0.13 per share, compared to $2,960,000, or $0.09 per share, for the quarter ended March 31, 2005. Net loss for the nine months ended March 31, 2006 was $11,902,000, or $0.35 per share, compared $10,786,000, or $0.32 per share, for the comparable period in 2005. These results reflect the improved gross margins and higher SG&A and product development expenses discussed above. Our net loss relates primarily to our Security Software Solutions business and corporate expenses as we continue to invest in sales, marketing, product development and administrative costs to grow this business.

Liquidity and Capital Resources

Overview

Our operations and product development activities have required substantial capital investment to date. Our primary sources of funds have been the issuance of equity and the incurrence of third party debt. In February 2004, we sold 5,360,370 common shares in private placements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506, promulgated thereunder. We realized gross proceeds of approximately $73,700,000 from these transactions and received net proceeds of approximately $69,100,000 after payment of offering expenses and broker commissions. We have been using the cash raised in this financing to fund our operations and product development activities.

We have a $2,500,000 revolving line of credit with a financial institution collateralized by all assets of a subsidiary and guaranteed by Authentidate Holding Corp. The agreement restricts the subsidiary from making cash advances to AHC, without obtaining a waiver from the financial institution. The interest rate is prime plus 1.75% with a minimum prime rate of 7%. The subsidiary may borrow on this line based on a formula of qualified accounts receivable and inventory. The outstanding balance on this line of credit was approximately $508,000 at March 31, 2006

Property, plant and equipment expenditures totaled approximately $854,000 and capitalized software development expenditures totaled approximately $1,739,000 for the nine months ended March 31, 2006, respectively. We have developed and intend to continue to develop new applications to grow our business and address new markets.

Cash Flows

At March 31, 2006, cash, cash equivalents and marketable securities amounted to approximately $49,797,000 and total assets at that date were $69,318,000. These amounts have decreased since June 30, 2005 by $12,707,000 and $10,390,000 respectively, as we utilized cash principally to fund operating losses, product development activities and capital expenditures for corporate infrastructure during the nine months ended March 31, 2006. We expect to continue to use cash to fund operating losses, product development activities and capital expenditures for the foreseeable future.

Net cash used by operating activities for the nine months ended March 31, 2006 was $9,516,000 compared to $8,051,000 for the comparable period in 2005. This increase is due primarily to the increase in selling, general and administrative costs discussed above.

Net cash used by investing activities, excluding purchases and sales of marketable securities, was $3,198,000 for the nine months ended March 31, 2006, compared to $2,247,000 for the comparable period in 2005. This increase in spending relates to the product development and corporate infrastructure expenditures referred to above.

Cash flows from financing activities for the nine months ended March 31, 2006 are not significant. During the comparable period in 2005, cash from financing activities was $1,888,000 related primarily to the proceeds from the exercise of stock options and warrants.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits, product development activities and capital expenditures. Under our current operating plan to introduce the Authentidate technology, our ability to improve operating cash flow has been highly dependent on the market acceptance of our products. We believe we have enough cash, cash equivalents and marketable securities to support our operations for at least the next twelve months.

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

Financing Activities

We have not engaged in any external financing activities in fiscal 2006 and 2005.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of March 31, 2006, no shares of the Series B preferred stock have been redeemed.

We are the defendant in a third party complaint filed by Shore Venture Group, LLC in the United States District Court for the Eastern District of Pennsylvania. The caption of this matter is Berwyn Capital Investments, Inc. v. Shore Venture Group, LLC et al. (defendants and Shore Venture Group, LLC as third party plaintiff) v. Authentidate Holding Corp. and Authentidate, Inc. (third party defendants). The third party complaint was filed against us on May 7, 2001 and Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleged a claim for breach of contract and indemnification. A bench trial was held in October, 2002 and we received an adverse verdict in this case on February 14, 2006 wherein the trial judge found Authentidate responsible for monetary damages in the amount of approximately $308,000. This award has been recorded as an expense during the quarter ended March 31, 2006. We subsequently filed a motion with the court requesting that it reconsider and modify the verdict and Shore Venture filed a similar motion with the court asking the court to increase the amount of interest awarded. On May 1, 2006, the court denied our motion for reconsideration and granted-in-part and denied-in-part the motion filed by Shore Venture by awarding an aggregate of approximately $35,000 in additional interest to the plaintiff and third party plaintiff. We are further reviewing the court’s decisions and are considering our alternatives, including appealing the verdict.

We are also the defendant in a case filed by Shore Venture Group, LLC in the United States District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. This complaint was filed on March 2, 2005, and an amended complaint was filed on or about April 26, 2005. On October 12, 2005, the parties entered into an agreement to arbitrate the claims asserted against us by the Plaintiffs. On October 19, 2005, the Court approved and entered a Consent Order referring the case to arbitration by the American Arbitration Association and staying the lawsuit pending resolution of the arbitration. The Plaintiffs in this case seek additional shares of the common stock of our subsidiary, Authentidate, Inc., the right to exchange its stock in Authentidate, Inc., for publicly traded stock and securities in us, rights under one or more of our patent applications and damages in connection with an alleged copyright infringement. The lawsuit requested damages, injunctive relief, costs and attorneys’ fees. The Plaintiffs have not yet filed their arbitration brief. We intend to defend the action vigorously. Based on the facts of which we are currently aware, management believes that the resolution of this claim will not have a material adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

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

In addition, in August 2005, we were notified of the filing of a complaint in which the plaintiff alleges that our products and systems incorporating secure time stamping technology, including but not limited to our Electronic Postmark system, infringes certain of the plaintiff’s patent rights. The complaint was filed in the United States District Court for the Middle District of Florida and is entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. As relief, the complaint seeks, among other things, injunctive relief and damages. The complaint was served on September 21, 2005, and our Answer and Counterclaim was filed on November 10, 2005. We are in the discovery phase of the case and are vigorously defending this action. Based on the facts of which we are currently aware, management believes that the resolution of all of our claims with TimeCertain will not have a materially adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

Commitments

Office Lease Commitment

On July 11, 2005, we entered into a lease agreement for general office space consisting of approximately 19,700 rentable square feet located in Berkeley Heights, New Jersey. The lease is for a term of ten years and four months, with a commencement date of October 1, 2005. Starting on October 1, 2005, we began occupying the premises on a rent-free basis for four months. The annual rent in the first year is $324,000 and increasing to $512,000 in year 2 and increasing at regular intervals through year 10 when the annual rent will be $561,000. The lease also provides us with a right of first offer on available space on the fifth floor of the corporate center as well as a one-time option to renew the lease for a term of five years at the then-current market rent for comparable buildings. We also have an option to terminate the lease five years and four months after the commencement date upon 12 months prior notice to the landlord. If we exercise this option, we would be required to pay an early termination fee of approximately $568,000. As part of the lease agreement, we posted a letter of credit securing our lease payments of approximately $512,000.

Severance Commitments

Effective November 15, 2004, John T. Botti departed as our President and Chief Executive Officer. Subsequently, Mr. Botti retired from his position as Chairman of the Board and on February 7, 2005 we entered into an Agreement and Release with Mr. Botti. Under that agreement, we agreed to pay to Mr. Botti the severance payments as set forth in his employment agreement and to retain him to provide consulting services to us for a one year term. Under the Agreement and Release, we agreed to pay Mr. Botti a severance payment equal to the greater of his base salary to the expiration date of his employment agreement or twenty-four months of his base salary. Our additional obligations are described in greater detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 under the caption “Employment, Severance and Change of Control Agreements.” Under the consulting agreement, we agreed to pay Mr. Botti a monthly retainer of $10,000 in consideration of his provision of such services as may be requested by our Chief Executive Officer. The severance benefits have been accrued.

On January 9, 2006, we entered into a Termination Agreement and a separate consulting agreement with John J. Waters, our Executive Vice President–Chief Administrative Officer and a member of our board of directors. Pursuant to the Termination Agreement, Mr. Waters relinquished his employment position in favor of a consulting relationship, effective as of January 1, 2006. We agreed to pay and/or provide to Mr. Waters (a) an amount of approximately $350,000, in accordance with the terms and conditions of the consulting agreement; (b) an amount of $5,000 for attorneys’ fees; and (c) the accelerated vesting of all options granted to him, along with the continuation of the exercise period for the duration of their original term. Mr. Waters will continue to serve on our board of directors. The full cost of this arrangement was accrued during the quarter ended March 31, 2006.

On January 26, 2006, Dennis H. Bunt, our Chief Financial Officer, entered into a Termination Agreement and resigned his position effective April 30, 2006. Pursuant to the Termination Agreement, we agreed to pay and/or provide Mr. Bunt (a) a severance payment of approximately $315,000, payable in equal installments over a period of twenty-four months; (b) an additional payment of $33,000 as additional severance and reimbursement of certain expenses; and (c) the accelerated vesting of all options granted to him and the continuation of the exercise period in which he may exercise such options. The full cost of this arrangement was accrued during the quarter ended March 31, 2006.

On November 23, 2004, we invested $750,000 in an unaffiliated third party, Health Fusion, Inc. in connection with a strategic relationship we established with this company. We may invest an additional $750,000 in Health Fusion, contingent on Health Fusion achieving certain financial and other performance objectives.

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

Contractual Commitments

A summary of the contractual commitments associated with our debt and lease obligations, as of March 31, 2006 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$5,416	$606	$1,030	$1,083	$2,697
Capital leases	7	7	—	—	—

Total(1)	$5,423	613	$1,030	$1,083	$2,697

(1)	This table does not reflect contingencies associated with our contract with Health Fusion, Inc. and in connection with our acquisition of certain assets and liabilities of Cryptcom Securities, Inc., both of which are described above.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2006, we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us. However, price deflation in the major categories of components we purchase for the Document Management Solutions segment has been substantial and is anticipated to continue through fiscal 2006. Typically, new components such as new generations of microprocessors and new optical disk drive technologies, etc. are introduced at premium prices, by its vendors. During this period, we earn lower margins on our products. As the life cycle progresses, competitive pressures could force vendor prices down and thus improve our profit margins. Competitive pressures from an evolving document imaging industry have required us to adjust our marketing model for selling our solutions to accommodate a lower entry point. Because much of our Systems Integration business is service-related, price deflation has less of an impact on this business. We do not believe that the impact of inflation will have a significant impact on our Security Software Solutions segment business lines.

Present Accounting Standards Not Yet Adopted

The FASB issued FAS No. 154, “Accounting Changes and Error Corrections – a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3” in May 2005. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 requires companies that make a voluntary change in accounting principle to apply that change retrospectively to prior period’s financial statements, unless this would be impracticable. This statement will be effective for fiscal years beginning after December 15, 2005. The Company will comply with the provisions of this statement for any future accounting changes or error corrections.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have approximately $48,700,000 invested in high quality, short term investments as of March 31, 2006. We do not believe that any of our financial instruments have significant risk associated with market sensitivity. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At March 31, 2006, our unrestricted cash and marketable securities totaled $49,797,000, most of which was invested in asset backed short term investments, commercial paper, and money market accounts. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

As previously reported, on February 15, 2006 we appointed a new Chief Financial Officer to replace our former Chief Financial Officer, who entered into a termination agreement with us as of January 26, 2006. Inherent with changes in management is a change in understanding of the control environment, the business processes and internal controls. Management believes that the integration of the new Chief Financial Officer has been successful.

Other than as described above, there was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings:

We are the defendant in a third party complaint filed by Shore Venture Group, LLC in the United States District Court for the Eastern District of Pennsylvania. The caption of this matter is Berwyn Capital

Investments, Inc. v. Shore Venture Group, LLC et al. (defendants and Shore Venture Group, LLC as third party plaintiff) v. Authentidate Holding Corp. and Authentidate, Inc. (third party defendants). The third party complaint was filed against us on May 7, 2001 and Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleged a claim for breach of contract and seeks indemnification. A bench trial was held in October, 2002 and we received an adverse verdict in this case on February 14, 2006 wherein the trial judge found Authentidate responsible for monetary damages in the amount of approximately $308,000. This award has been recorded as an expense during the quarter ended March 31, 2006. We subsequently filed a motion with the court requesting that it reconsider and modify the verdict and Shore Venture filed a similar motion with the court asking the court to increase the amount of interest awarded. On May 1, 2006, the court denied our motion for reconsideration and granted-in-part and denied-in-part the motion filed by Shore Venture by awarding an aggregate of approximately $35,000 in additional interest to the plaintiff and third party plaintiff. We are further reviewing the court’s decisions and are considering our alternatives, including appealing the verdict.

We are the defendant in a case filed by Shore Venture Group, LLC in the United States District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. This complaint was filed on March 2, 2005, and an amended complaint was filed on or about April 26, 2005. On October 12, 2005, the parties entered into an agreement to arbitrate the claims asserted against us by the Plaintiffs. On October 19, 2005, the Court approved and entered a Consent Order referring the case to arbitration by the American Arbitration Association and staying the lawsuit pending resolution of the arbitration. The Plaintiffs in this case seek additional shares of the common stock of our subsidiary, Authentidate, Inc., the right to exchange its stock in Authentidate, Inc., for publicly traded stock and securities in us, rights under one or more of our patent applications and damages in connection with an alleged copyright infringement. Prior to the commencement of this case, we had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. However, negotiations did not result in a mutually agreeable settlement. The lawsuit requested damages, injunctive relief, costs and attorneys’ fees. The Plaintiffs have not yet filed their arbitration brief. We intend to defend the action vigorously. Based on the facts of which we are currently aware, management believes that the resolution of this claim, in the event decided adversely to us, will not have a material adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

In June, July and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York against our company and certain of our current and former officers and directors. Plaintiffs in these actions allege that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a), and 15 of the Securities Act of 1933. The alleged class period is August 6, 2002 through May 27, 2005. The securities law claims are based on the allegation that we failed to disclose that the USPS could cancel its August 2002 contract with us if we did not meet certain performance metrics, and when we disclosed on September 8, 2004 that we failed to comply with those metrics and on May 27, 2005 that we had received a second notice from the USPS that we had failed to obtain the minimum revenue required under the agreement, the market price of our stock declined. The class action complaints seek unspecified monetary damages. On October 5, 2005 the Court granted the motion of one plaintiff, the Illinois State Board of Investment, to be appointed as lead plaintiff under the Private Securities Litigation Reform Act. The caption of the case is In re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS). Plaintiff filed an amended consolidated complaint on January 3, 2006. The amended complaint asserts the same claims as the prior complaint and also alleges that Authentidate violated the federal securities laws by misrepresenting that it possessed certain patentable technology. Defendants’ motion to dismiss the amended complaint was filed on March 6, 2006. Oral argument on the motion to dismiss is scheduled for June 30, 2006.

In addition to the class action complaints, four purported shareholder derivative actions were filed against certain former and current directors and officers of the company in June and July 2005 in the United States District Court for the Southern District of New York. These federal court derivative actions are based on substantially the same events and factual allegations as the original class action complaints and asserted claims that Authentidate was injured by an alleged breach of fiduciary duty, waste, mismanagement, violations of Sarbanes-Oxley, and misappropriation of inside information. The derivative complaints sought, among other things, damages, equitable relief, restitution, and payment of costs and expenses incurred in the litigation (including legal fees). Plaintiffs in the derivative actions entered into a

Court-approved stipulation providing for the consolidation of their actions and the selection of Maxine Philips as the lead plaintiff. Plaintiffs filed a consolidated complaint on November 14, 2005. Defendants moved to dismiss this complaint on January 13, 2006. On March 10, 2006, before the motion to dismiss was decided, plaintiffs in the federal court derivative action voluntarily dismissed their complaint without prejudice. On April 6, 2006, the court held a hearing to confirm, among other things, that plaintiffs had not received any payment or other consideration for the dismissal of their claims. At the hearing plaintiffs agreed to file a motion seeking court approval for the dismissal, which the court indicated would be granted. Plaintiffs filed this motion on April 18, 2006 and the Court entered an order dismissing the consolidated complaint on May 5, 2006.

On December 13, 2005, a purported shareholder derivative action was filed in the Supreme Court of New York, Schenectady County, entitled Elkin v. Goldman et al., No. 2005-2240. Plaintiff in that action demanded that our Board of Directors file a derivative action on behalf of the Company against nine of its current and former directors and officers. The complaint asserts the same claims that are alleged in the first federal court derivative actions. The Board of Directors, following a recommendation from a committee of the Board composed of outside, non-employee directors who were advised by independent outside counsel, concluded that commencing litigation, as demanded by Elkin, is not in our best interest. The plaintiff in the state court action is expected to file an amended complaint.

In addition, in August 2005, we were notified of the filing of a complaint in which the plaintiff alleges that our products and systems incorporating secure time stamping technology, including but not limited to our Electronic Postmark system, infringes certain of the plaintiff’s patent rights. The complaint was filed in the United States District Court for the Middle District of Florida and is entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. As relief, the complaint seeks, among other things, injunctive relief and damages. The complaint was served on September 21, 2005, and our Answer and Counterclaim was filed on November 10, 2005. We are in the discovery phase of the case and are vigorously defending this action. Based on the facts of which we are currently aware, management believes that the resolution of all of our claims with TimeCertain will not have a material adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

In addition, we are subject to other claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations and trading price of our common stock and cause them to differ materially from statements contained in forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time. Please refer also to our annual report on Form 10-K for fiscal year ended June 30, 2005 and subsequent Quarterly Reports on Form 10-Q for additional information concerning these and other uncertainties that could negatively impact our company.

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred net losses of approximately $19,184,000, $15,669,000 and $9,839,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively, and a net loss of $4,601,000 and $11,902,000 for the three and nine months ended March 31, 2006, respectively. We have expended, and will continue to be required to expend, substantial funds to pursue research and development projects and enhance marketing and sales efforts for our Security Software Solutions products and otherwise operate our business. Therefore, we will need to generate higher revenue from our Security Software Solutions segment to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our Security Software Solutions segment, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. In 2005, our revenue from our Security Software Solutions products was less than anticipated and therefore we revised and lowered our future revenue projections. As a result, we recognized a non cash impairment charge for goodwill and other long-lived assets aggregating approximately $4,800,000.

Our capital requirements are significant and we have historically financed our operations through private placements of securities.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to develop, promote and market the products and services in our Security Software Solutions segment, including our recently announced CareFax™ solution and the products and services offered through our Authentidate subsidiaries. Due to these expenditures, we have incurred significant losses to date. For the fiscal years ended June 30, 2005, June 30, 2004 and June 30, 2003, we used approximately $10,632,000, $6,660,000 and $5,189,000 in cash for operating activities, respectively, and during the nine months ended March 31, 2006 we used approximately $9,516,000 in cash for operating activities. We expect the proceeds received from our February 2004 private financing, in which we raised approximately $69,000,000 in net proceeds, to satisfy our cash needs for the foreseeable future. No assurances can be given that we will be able to attain sales levels of our segments and support our costs through revenues derived from operations. If we are unable to attain projected sales levels for our Security Software Solutions segment, it may be necessary to raise additional capital to fund operations and to meet our obligations in the future.

If the United States Postal Service cancels our agreement, we will need to incur additional costs in our efforts to successfully commercialize this technology.

We entered into the strategic alliance agreement with the United States Postal Service to incorporate our content authentication service into their Electronic Postmark® Service (EPM). The Postal Service has the right to cancel the contract in the event we are unable to perform our obligations, including recognizing sufficient revenues, as required by the agreement. Further, the Postal Service has the right to terminate the agreement at its convenience. When we initially entered into our agreement with the Postal Service in July 2002, we agreed on certain performance metrics. The original revenue metric had not been attained and in September 2004 the Postal Service notified us of a failure to comply with the revenue metric, which commenced a six month period to achieve compliance with the metrics. We continue to hold discussions with the Postal Service to agree upon a modification of this metric.

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

We continue our efforts to attain compliance with the applicable performance metrics and to discuss modifications to the Strategic Alliance Agreement with the Postal Service. No assurances, however, can be given that we will reach a mutually acceptable agreement with the Postal Service, that the Postal Service will not terminate the agreement at any time or that we will comply with the current performance metric. The Postal Service may terminate the agreement at any time, in which case we will not generate any revenue from the sales of EPMs. Further, if we are unable to commence realizing revenue from the EPM product, we will incur additional costs in exploring and developing alternative avenues in which to successfully market certain of our Security Software Solutions products

We rely to a certain extent on our products’ compatibility with Microsoft Corporation’s products for the development of a market for the USPS EPM.

On October 21, 2003 we launched an interface with Microsoft Office to provide for an interface with the USPS EPM. We believe that this could be an effective enabler in developing a market for the USPS EPM product. We cannot provide assurance that we will achieve significant sales from this relationship. Microsoft is under no obligation for any purchase commitments or guarantees and the agreement does not obligate Microsoft to purchase USPS EPM transactions. Further, Microsoft may terminate this initiative at its convenience. In the event Microsoft elects to terminate this relationship, it could impair our ability to develop a market for our content authentication business and retard the adoption of the USPS EPM.

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

Our business and operations are substantially dependent on the performance and integration of our CEO and new additions to our senior management team as well as the performance of our other senior managers and executive officers. These persons have worked together for only a short period of time. In addition, we recently announced the appointment of our new Chief Financial Officer and the departures of our former Chief Financial Officer and our Executive Vice President-Chief Administrative Officer. Inherent with changes in management is a change in understanding of the control environment, the business processes and internal controls. If we are unable to successfully integrate new executives into our operations, it may adversely impact our results of operations and financial condition. We do not maintain “key person” life insurance on any of our executive officers. The loss of one or several key employees could seriously harm our business. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.

If we lose key personnel or fail to integrate replacement personnel successfully, our ability to manage our business could be impaired.

Our future success depends upon the continued service of our key management, technical, sales, finance, and other critical personnel. Other than our CEO and CFO, our key personnel do not have employment agreements and we cannot assure you that we will be able to retain them. Key personnel have left our company in the past and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues.

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves. For example, accounting for employee stock options under FAS 123R has had a material impact on our consolidated results of operations and earnings per share.

As a result of the enactment of the Sarbanes-Oxley Act and the review of accounting policies by the SEC and national and international accounting standards bodies, the frequency of accounting policy changes may accelerate. For example, the FASB has issued FAS123(R) that requires us to adopt a different method of determining and accounting for the compensation expense of our employee stock options (see below). This and other possible changes to accounting standards, could adversely affect our reported results of operations although not necessarily our cash flows. Further, accounting policies affecting software revenue recognition have been the subject of frequent interpretations, which could significantly affect the way we account for revenue related to our products. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

As of July 1, 2005, we adopted FAS 123(R) which requires the measurement and recognition of compensation expense for all share-based compensation based on estimated fair values. As a result, our quarterly operating results for fiscal 2006 contain, and our operating results for future periods will contain, a charge for share-based compensation related to employee stock options. The application of FAS 123(R) requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. As a result of the adoption of FAS 123(R), our quarterly losses during fiscal 2006 have been higher than they would have been, had we not been required to adopt FAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.

We will evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. Goodwill is evaluated annually for impairment in the fourth quarter of each fiscal year, regardless of events and circumstances. In fiscal 2005 we recorded an impairment charge of approximately $4,800,000 of goodwill and other long-term intangible assets. As of March 31, 2006, we had approximately $7,300,000 of goodwill remaining from our acquisitions of Authentidate, Inc. and Authentidate International, A.G. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

We have incurred significant additional costs concerning our international operations and may incur additional costs in the future.

We have incurred substantial costs in supporting the operation of our German subsidiary, Authentidate International, AG. In March 2005, we entered into a new two-year employment agreement with Mr. Jan Wendenburg, the Chief Executive Officer of Authentidate International, pursuant to which he will receive a base salary of approximately, $244,000 through March 31, 2006 and $257,000 thereafter, assuming current exchange rates. Further, for the fiscal year ended June 30, 2005 and during the 2006 fiscal year, we advanced approximately $1,400,000 to this subsidiary. This amount is essentially an additional investment and, we cannot provide any assurance that we will recoup any of these amounts from this subsidiary. We expect to incur additional costs in the future in connection with the operations of this subsidiary.

Developing and implementing new or updated products and services may take longer and cost more than expected.

We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our products and services. The cost of developing new services and technology solutions, such as CareFax™, is inherently difficult to estimate. Our development and implementation of proposed products and services may take longer than originally expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources. If we are unable to develop new or updated products and services on a timely basis and implement them without significant disruptions to the existing systems and processes of our customers, we may lose potential sales and harm our relationships with current or potential customers.

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

We do not currently hold any issued U.S. patents and some of the technology embodied in some of our current products cannot be patented. We have one foreign-issued patent and four U.S. and four foreign patent applications pending relating to the Authentidate technology, including relating to verifying the authenticity of digital images and relating to the associated business processes. We have registered the trademarks “Authentidate,” “DocStar” and the DocStar logo as trademarks in the United States. We have also sought to register eight additional trademarks in the United States, including the trademarks “CareFax™” and “AuthentiFax” and a number of trademarks outside of the United States. We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. We have also registered the trademark “Authentidate” in Germany and Europe. In connection with our Trac Medical Solutions business, we have three U.S. and five foreign patent applications pending, have registered the trademarks “TracMed,” “CareCert™,” and “MDKeyBank” and have sought to register additional trademarks, including the mark “Trac Medical”. We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

Other companies operating within our business segment may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how, much of which is maintained as trade secrets. In addition, there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce our rights under any patent. Although we believe that the products we sell do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. On August 25, 2005, we became aware of an action filed against us entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. The plaintiff in this matter has claimed that our products and systems incorporating secure time-stamping technology, including but not limited to the

USPS Electronic Postmark system, infringes certain of its patent rights. We have responded to this complaint and are vigorously defending against this action. We have investigated other patents held by third parties of which we are aware and believe that our products and services do not infringe on the claims of these patents. Although we have not received notice of any other claims that our products or services are infringing, we can not provide any assurances that our products and services do not infringe upon any third party patents, including the patents we have investigated. As described above, we are currently defending a claim by Shore Venture Group, in which it alleges, among other things, rights under one of our patent applications and damages in connection with an alleged copyright infringement. Prior to the commencement of this case, we had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. The case which was brought in federal court has been stayed in favor of arbitration. Shore Venture has not yet initiated an arbitration proceeding. We continue to defend this action vigorously.

In the event that products we sell or services we provide are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products and/or services or obtain a license for the manufacture, use and/or sale of such products and services. There can be no assurance that, in such an event, we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. Moreover, there can be no assurance that we will have the financial or other resources necessary to defend against a patent infringement or proprietary rights violation action. In addition, if our products, services or proposed products or services are deemed to infringe upon the patents or proprietary rights of others, we could, under certain circumstances, become liable for damages or subject to an injunction, which could also have a material adverse effect on our business.

Because we derive a majority of our license revenues from sales of a few products, any decline in demand for these products could severely harm our ability to generate revenues.

We derive a majority of our revenues from a limited number of software products and solutions. In addition, our focus on building our Security Software Solutions segment software products is concentrated within the market for products and solutions designed to provide content integrity. As a result, we are particularly vulnerable to fluctuations in demand for these products, whether as a result of competition, product obsolescence, technological change, customer spending, or other factors. If our revenues derived from these software products were to decline significantly, our business and operating results would be adversely affected.

Some of our products and solutions have long and unpredictable sales cycles, which may impact our quarterly operating results.

Transactions for some of our products, including our Security Software Solutions segment, require customers to undertake customized installations to integrate the solutions into their legacy systems and require them to modify existing business practices. The period from our initial contact with a potential customer until the execution of an agreement is difficult to predict and can be in excess of six months. The sales cycles for these transactions can be long and unpredictable due to a number of uncertainties such as:

•	customers’ budgetary constraints;

•	the need to educate potential customers about our products’ capabilities;

•	the timing of customers’ budget cycles;

•	delays caused by customers’ internal review processes;

•	customers’ willingness to invest resources and modify their network infrastructures to take advantage of our products; and

•	for sales to government customers, governmental regulatory, approval and purchasing requirements.

We are unable to control or influence many of these factors. Further, we have experienced delays in the pace of adoption and use by our customers of our transaction-based offerings, such as CareCert™, which has adversely affected our earnings. During the sales cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals, negotiating contracts and implementing solutions without receiving any related revenue. In addition, many of our expenses are relatively fixed in the short term, including personnel costs and technology and infrastructure costs. Accordingly, our inability to generate sufficient revenues from these offerings has a direct impact on our results of operations.

The failure to properly manage our growth could cause our business to lose money.

We are expanding our marketing and distribution efforts to our Security Software Solutions segment in order to develop and pursue existing and potential market opportunities. This growth is expected to place a significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems and controls on a timely basis. If we fail to implement these systems and controls, our business, financial condition, results of operations and cash flows will be materially and adversely affected.

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

Our customer satisfaction and our business could be harmed if we experience transmission delays or failures or loss of data in the systems we use to provide services to our customers, including transaction-related services such as CareFax™ and CareCert™. These systems are complex and, despite testing and quality control, we cannot be certain that problems will not occur or that they will be detected and corrected promptly if they do occur. In providing these services, we rely on internal systems as well as communications and hosting services provided by third parties, such as the Internet. To operate without interruption, both we and the service providers we use must guard against:

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

The document imaging business is competitive and we compete with major manufacturers. Many of these companies have substantially more experience, greater sales, as well as greater financial and distribution resources than do we. Our Security Software Solutions segment, including CareFax™, the USPS EPM, our electronic signing solutions and CareCert™ are relatively new business lines and although the level of competition across the product line is unknown at this point in time, the field of software-based security solutions is highly competitive. There can be no assurances, however, that any of these products, including the service offered through the U.S. Postal Service, will achieve market acceptance.

Our Systems Integration segment is engaged in the highly competitive business of systems integration, computer services and computer reselling. We compete with many small and local companies which provide similar technical services to those offered by us. Additionally, we must compete with other computer resellers, many of whom have greater financial and technical resources. There can be no assurance that we will be able to compete successfully with these competitors.

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

Our software products, including our Security Software Solutions products and Document Management Solutions segment products are complex and may contain undetected errors, failures or bugs that may arise when they are first introduced or when new versions are released. These products may be installed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures or bugs in our products. Our customers’ computer environments are often characterized by a wide variety of configurations that make pre-release testing for programming or compatibility errors difficult and time-consuming. Despite testing by us and by others, errors, failures or bugs may not be found in new products or releases after commencement of commercial shipments. Errors, failures or bugs in our products could result in negative publicity, product returns, loss of or delay in market acceptance of our products or claims by customers or others. Alleviating these problems could require significant expenditures of our capital and resources and could cause interruptions, delays or cessation of our product licensing, which could cause us to lose existing or potential customers and would adversely affect our financial conditions, results of operations and cash flows. Most of our license agreements with customers contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions may not prove effective in limiting our liability.

We depend on others for components of our products, which may result in delays and quality-control issues.

We do not own or lease any manufacturing facilities. Rather, we purchase components and finished products, such as personal computers from unaffiliated suppliers. Our Document Management Solutions and Systems Integration segments acquire computer hardware from manufacturers or third party resellers. We believe that at the present time we have sufficient sources of supply of computer equipment, and that in the event any existing supplier ceases to furnish these to us, alternative sources are available. In addition, our software products incorporate elements which we license from unaffiliated third-parties. We believe that adequate alternative suppliers of these products are available on commercially reasonable terms. However, there can be no assurance that the future production capacity of our current suppliers and manufacturers will be sufficient to satisfy our requirements or that alternate suppliers and manufacturers will be available on commercially reasonable terms, or at all. Further, there can be no assurance that the availability of such supplies will continue in the future.

Our stock price is volatile and could decline.

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended June 30, 2005 traded as low as $2.32 per share and as high as $10.96 per share. Subsequently, our stock price has traded in the range of $1.86 to $3.96 per share. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

As of March 31, 2006, there were outstanding the following options and warrants:

•	Stock options to purchase an aggregate of 4,920,000 shares of common stock at exercise prices ranging from $1.75 to $18.20 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $4.42 per share. The remainder of the stock options are employee and non-executive director options.

•	Immediately exercisable warrants to purchase an aggregate of 1,262,000 shares of common stock at exercise prices ranging from $2.50 to $20.00 per share. The weighted average exercise price of the outstanding warrants is $5.90.

•	Stock options to purchase 375,000 shares of common stock at an exercise price of $3.25 per share to an independent consultant which are exercisable upon achieving certain sales levels.

In addition, there are currently outstanding 28,000 shares of our Series B Preferred Stock. The holder of the Series B Preferred Stock may convert these shares into shares of our common stock at a conversion price equal to $1.40 per share. Accordingly, the outstanding 28,000 shares of Series B Preferred Stock are presently convertible into an aggregate of 500,000 shares of our common stock.

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

As of March 31, 2006, there were approximately 1,677,000 shares of restricted common stock currently outstanding which may be deemed “restricted securities” as that term is defined under the Securities Act of 1933, and in the future, may be sold pursuant to a registration under the Act, in compliance with Rule 144 under the Act, or pursuant to another exemption. Rule 144 provides, that, in general, a person holding restricted securities for a period of one year may, every three months thereafter, sell in brokerage transactions an amount of shares which does not exceed the greater of one percent of our then outstanding common stock or the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitations by a person who is not an affiliate of ours and was not an affiliate at any time during the 90 day period prior to sale and who has satisfied a two year holding period. Sales of our common stock by certain present stockholders under Rule 144 may, in the future, have a depressive effect on the market price of our securities. In addition, the sale of shares by officers and directors and other affiliated shareholders may also have a depressive effect on the market for our securities.

Item 2. Changes in Securities

(a) Sales of Unregistered Securities.

None.

(b) Not applicable.

(c) Repurchase of Equity Securities.

We did not repurchase any of our equity securities during the quarter ended March 31, 2006.

Item 3. Defaults Upon Senior Securities:

None.

Item 4. Submission of Matters to a Vote of Securities Holders:

Not Applicable.

Item 5. Other Information:

Pursuant to Section 10A (i) (2) of the Securities Exchange Act of 1934, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by our independent registered public accounting firm. During the third quarter of fiscal 2006, the Audit Committee did not authorize our independent registered public accounting firm to provide any non-audit services.

Item 6. Exhibits:

The following exhibits are filed herewith or incorporated by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith
10.1*	Termination Agreement between Authentidate Holding Corp. and John J. Waters.	8-K	1/9/06	10.1

10.2*	Consulting Agreement between Authentidate Holding Corp. and John J. Waters.	8-K	1/9/06	10.2

10.3*	Termination Agreement between Authentidate Holding Corp. and Dennis H. Bunt, dated January 26, 2006	8-K	1/26/06	10.1

10.4*	Employment Agreement between Authentidate Holding Corp. and William A. Marshall, dated February 15, 2006	8-K	2/15/06	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

May 10, 2006	/s/ Surendra Pai
DATE	Surendra Pai
President & Chief Executive Officer

/s/ William A. Marshall
William A. Marshall
Chief Financial Officer & Treasurer