Form 10-K
period 2006-06-30
AUTHENTIDATE HOLDING CORP
filed 2006-09-13
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-20190

AUTHENTIDATE HOLDING CORP.

(Exact Name of Issuer as Specified in Its Charter)

Delaware	14-1673067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

    Connell Corporate Center, 300 Connell Drive, 5th Floor, Berkeley Heights, NJ 07922

(Address of principal executive offices) (Zip Code)

    Issuer’s telephone number, including area code (908) 787-1700

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

[Cover Page 1 of 2 Pages]

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2005): $66,390,000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 34,438,328 as of September 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.

None

[Cover Page 2 of 2 Pages]

PART I

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 1 (“BUSINESS”) AND ITEM 7 (“MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”), CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “BELIEVE,” “ANTICIPATE,” “THINK,” “INTEND,” “PLAN,” “WILL BE,” “EXPECT”, AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REGARDING FUTURE EVENTS AND/OR OUR FUTURE FINANCIAL PERFORMANCE ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL EVENTS OR OUR ACTUAL FUTURE RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, RISKS ASSOCIATED WITH MARKET ACCEPTANCE OF OUR PRODUCTS AND SERVICES, OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN, COMPETITION, MANAGEMENT OF GROWTH, TECHNOLOGICAL CHANGES, DECISIONS BY THE USPS, THE AVAILABILITY OF ANY NEEDED FINANCING AND OTHER RISKS AND UNCERTAINTIES THAT MAY BE DETAILED FROM TIME TO TIME IN OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THE SIGNIFICANT RISKS AND UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH STATEMENTS SHOULD NOT BE REGARDED AS A REPRESENTATION BY US OR ANY OTHER PERSON THAT OUR OBJECTIVES AND PLANS WILL BE ACHIEVED.

ITEM 1. BUSINESS

General

Authentidate Holding Corp. (AHC) is a worldwide provider of secure enterprise workflow management solutions. Through its subsidiaries, AHC provides software applications and services that address a variety of business needs for our customers, including reducing costs, improving productivity and enhancing compliance with regulatory requirements. Our scalable software solutions focus on workflow management, content authentication and electronic signature services. We also provide document management solutions and security products and services.

We are organized into three businesses or operating segments based on software and service offerings: Security Software Solutions, Document Management Solutions and Systems Integration. Each of these businesses serves different markets and has different opportunities and challenges. The majority of our segment assets are located in the US and we derive the majority of our revenues from external customers located in the US. For the fiscal year ended June 30, 2006, no customer accounted for more than 10% of our consolidated net sales. The revenues and profit and loss measures for each of our segments, as well as a discussion of the geographic areas from where we derive revenues from external customers, is set forth in Note 17 of the notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. A general discussion of each of our businesses follows under the section “Business Segments”.

General Business Developments during Fiscal Year 2006

From September 2004 through October 2005, we received several letters from the United States Postal Service (USPS) regarding our failure to meet performance metrics included in our strategic alliance agreement. In its last letter dated October 2005, the USPS notified us of our continuing failure to satisfy the performance metrics under the agreement, but also stated that it had elected not to terminate the agreement at this time and will continue to fulfill its obligations under the agreement as long as it remains in effect. We have been in negotiations with the USPS to amend the agreement and develop a new arrangement. No assurances, however, can be given that we will be successful in completing these negotiations or that the USPS will not terminate the agreement at any time.

On October 18, 2005, we announced the introduction of CareFax™, a web-based, HIPAA compliant fax automation and workflow management solution that addresses document processing and compliance needs in the healthcare sector. In August 2006, we also announced that we had developed an electronic claims attachment application for the healthcare sector. These products are discussed more fully under the section “Security Software Solutions—Product and Services”.

On December 19, 2005, we announced that we had moved our corporate headquarters to the Connell Corporate Center in Berkeley Heights, New Jersey. Our Document Management Solutions and Systems Integration businesses continue to operate from our location in Schenectady, New York.

On January 9, 2006, we entered into a Termination Agreement and a separate consulting agreement with John J. Waters, Executive Vice President – Chief Administrative Officer and a member of our board of directors. Pursuant to these agreements, Mr. Waters relinquished his employment position in favor of a consulting relationship effective January 1, 2006. The terms and conditions of these agreements are described in this Annual Report under the section “Employment, Severance and Change of Control Agreements”.

On January 29, 2006, we entered into a Termination Agreement with Dennis H. Bunt, Chief Financial Officer, whereby Mr. Bunt resigned his position effective April 30, 2006. The terms and conditions of this agreement are described in this Annual Report under section “Employment, Severance and Change of Control Agreements”.

On February 15, 2006, we appointed William A. Marshall Chief Financial Officer and Treasurer. Mr. Marshall’s employment is governed by an employment agreement and he reports directly to our Chief Executive Officer. The terms and conditions of this agreement are described in this Annual Report under section “Employment, Severance, and Change of Control Agreements”.

Effective June 30, 2006, we renegotiated our arrangement with bConnected Software, Inc. whereby we terminated our development and license agreement and purchased a paid-up perpetual license for the related technology.

During fiscal 2006, we also announced the addition of Joan Rothman, Vice President-Marketing in October 2005, and Paul Skinner, Vice President-Sales in March 2006. With the addition of these individuals, and our Chief Financial Officer discussed above, we have completed the transition to a new senior management team which began with the addition of Surendra Pai, President and Chief Executive Officer, in November 2004.

Business Segments

Security Software Solutions

General

The Security Software Solutions business is engaged in the development and sale of secure workflow management solutions that incorporate our proprietary content authentication technology in the form of the USPS Electronic Postmark ® (EPM), and electronic signing software for use with electronic billing and archiving solutions in the European market. This segment consists of our Authentidate, Inc. and Trac Medical Solutions, Inc. subsidiaries in the US and our Authentidate International, AG subsidiary located in Germany.

During 2005 we shifted to our current solutions-based market approach to facilitate the adoption of our content authentication technology (EPM) in the US and have continued our focus on the healthcare sector. In April 2005, we developed a new service to authenticate documents received by fax and in October 2005 we announced the release of CareFax™, a web-based, HIPAA compliant fax automation and workflow management solution. We recently announced an Electronic Claims Attachment (ECA) application for the healthcare sector.

Revenues for this segment consist principally of transaction fees for hosted applications, software license fees, hosting fees and maintenance charges. Growth in our Security Software Solutions business is affected by a number of factors, including general economic and business conditions, and is characterized by long sales cycles. The timing of customer contracts and implementations can have a significant impact on our results and we believe our results over a longer period of time provide better visibility into our performance.

Products and Services

Our Security Software Solutions business in the US provides workflow management and content authentication (EPM) software solutions to our customers. We also provide the management, technology and support for the USPS EPM System under our strategic alliance agreement with the USPS. Our current products and services are presently targeted at the medical supply and home healthcare sectors. They are principally web-based and, where required, HIPAA compliant. Our products and services include:

CareFax™ – a fax automation and workflow management solution. CareFax enables users to automate the workflow associated with the creation, sending, receiving and handling of faxed documents in a secure and efficient manner. The content authentication (EPM) feature available with CareFax also addresses compliance needs associated with document processing in the healthcare sector.

CareCert ™ – a workflow automation solution that provides users with an electronic, paperless solution for processing critical healthcare claim forms. Content authentication (EPM) is also available with CareCert.

Electronic Claims Attachments (ECA) – a workflow automation solution that enables users to efficiently process and manage paper based and electronic claims attachments required for proper processing of healthcare claims. Content authentication can also be used in connection with the ECA solution.

Content Authentication (USPS EPM or EPM) – enables a user to have a digital record of a transaction created and stored with USPS that can be used to verify the content, date, time and parties related to the transaction in the future. The USPS EPM incorporates our proprietary content authentication technology and is sold by the USPS to either the end user or the application solution provider. We serve as a preferred provider of the EPM service under our strategic alliance agreement with the USPS.

We also provide customized workflow and content authentication solutions to our customers.

Our Security Software Solutions business in Germany provides signature-based business process software solutions that feature easy integration, economic efficiency, and platform independence. Our subsidiary, Authentidate International, AG, is a Certification Service Provider, accredited by the German Regulatory Authority for Telecommunications and Post in accordance with the German Digital Signature Act and European directives. The German Digital Signature Act established the conditions required to give digital documents legal validity through the use of electronic signatures, granting them an equivalent status to conventional paper documents (i.e. enabling them to be used as evidence in legal disputes). As an accredited provider, our solutions generate legally valid time stamps in accordance with the German Digital Signature Act and European guidelines. Our current products and services include:

eBilling Signature Server – enables centralized application of qualified signatures to a user’s electronic invoice generation process to permit development of a large volume of electronic invoices and is available as a hosted application or through network installation.

E-mail Signature Server – provides a centralized secure e-mail solution providing Public Key Infrastructure functions, such as the signing, verifying, encoding and decoding of e-mails, the administration of digital certificates and centralized virus scanning.

Scan Signature Module – allows legally binding proof that the digitized data of the paper documents have not been manipulated. This is achieved by qualified, personal signatures.

AuthentiDate eArchive Module – enables the centralized storage of qualified time stamps compliant with the German Digital Signature Act. The module also provides for the application of qualified personal signatures.

Time Stamping Solution – provides proof of time and date of an electronic document.

Workflow Signature Solution – integrates signature and time stamp solutions into the document creation and management process so these features can be added to an existing workflow process.

Alliance Agreement with the USPS

Pursuant to our July 31, 2002 strategic alliance agreement with the USPS, our customer is the USPS. The agreement provides for revenue sharing between the parties based on gross revenue and certain performance metrics. The initial term of the agreement commenced on the effective date and expires five years thereafter, unless sooner terminated as provided therein. Upon mutual agreement of the parties, the agreement may be extended for three additional three-year terms, unless sooner terminated. The agreement may be terminated, among other reasons, by the mutual agreement of the parties, upon the material breach of the agreement by either party or by either party at its convenience. As described above, from September 2004 through October 2005, we received several letters from the USPS regarding our failure to meet performance metrics included in the alliance agreement. In its last letter dated October 2005, the USPS notified us of our continuing failure to satisfy the performance metrics under the agreement, but also stated that it had elected not to terminate the agreement at this time and will continue to fulfill its obligations under the agreement as long as it remains in effect. We have been in negotiations with the USPS to amend the agreement and develop a new arrangement. No assurances, however, can be given that we will be successful in completing these negotiations or that the USPS will not terminate the agreement at any time.

Sales and Marketing

We sell our software solutions and services primarily through a direct sales effort and reseller arrangements. As discussed above, the EPM product is also sold to end users by the USPS pursuant to our strategic alliance agreement with the USPS. Our resellers typically receive a commission based on a percentage of the value of customer agreements we enter into due to their efforts. Because some of our sales may involve contracts with a term exceeding one year, we generally defer revenue derived from these contracts and recognize it over the life of the contract. For the fiscal year ended June 30, 2006, one customer accounted for approximately 26% of our Security Software Solutions segment revenues.

We market CareCert to the medical homecare community through our agreement with an affiliate of the American Association for Homecare (the “Association”) pursuant to which the Association licensed its logos and trademarks to our subsidiary in consideration of a royalty based on usage by Association members of the CareCert service. In a related transaction, we entered into a software development and license agreement with bConnected Software pursuant to which bConnected developed software elements to be integrated with the CareCert technology. However, as described above we recently renegotiated our arrangement with bConnected and purchased a paid-up perpetual license for the related technology.

Supply Relationships

We use AT&T, Inc., to provide and maintain a secure hosting center at a facility in New York to host our products and services, including the USPS EPM Service, CareFax, CareCert, and ECA. We also use a hosting center in Europe to maintain a secure data center for our overseas operations. We believe that there are sufficient alternative suppliers of these services. We augment our own staff of software developers by using third party consultants and our software products incorporate products and services which we license from unaffiliated third parties. We believe that adequate alternative suppliers of these products and services exist on commercially reasonable terms so as to mitigate any adverse impacts caused by the termination of any of our existing relationships.

Competition

The markets in which we compete are highly competitive and rapidly changing. Although we believe there is no single company that directly competes with our content authentication (EPM) solutions, we are aware of efforts by other companies to develop products or services to either compete directly with our solutions or that could be used as alternatives to our solutions. These companies offer fax products, web based processing of medical forms and signature solutions that could compete with our solutions. In addition, companies with which we do not presently directly compete may become competitors in the future through their product development in the area of secure online services and such companies may have greater financial, technological, and marketing resources than we do.

Document Management Solutions

General

Our Document Management Solutions business (DocStar) is engaged in the development and sale of document imaging and management software. In some cases we include related hardware products to provide a turn-key solution to customers. In 2006, we continued our reduced emphasis on hardware sales and improved our gross margins. In addition to our reseller network discussed below, we have been identifying vertical markets where direct and OEM sales approaches would be effective channels for growth.

Revenues for this segment consist principally of software license fees, maintenance charges and hardware sales. Sales in our DocStar business are affected by a number of factors, including general economic and business conditions, which can have a significant impact on our results. We believe our results over a longer period of time provide better visibility into our performance.

Products and Services

Our DocStar Document Imaging System enables users to scan paper documents onto an optical disk, hard drive or other storage medium, electronically manage these documents and eliminates or significantly reduces paper filing systems in a cost effective manner. Documents can also be transmitted from or to the system via facsimile machine or over the Internet. The DocStar system consists of our proprietary software and may include a personal computer or other hardware devices to create an integrated product. We offer the DocStar system in several models, which offer different storage options and processing speeds. We also sell optional software modules to enhance an end user’s document imaging system and additional software upgrades, maintenance programs and licenses which involve no hardware or computer parts. This system can be utilized as a “stand-alone” system or as part of a network installation. We will sell the hardware in order provide the customer with a “turn-key” system, if requested by a customer. We believe that ease of use is a key ingredient of the DocStar software and that it is the software employed in the DocStar system which differentiates us from our competitors.

For software sales, we copy the software on to blank disks purchased from third party vendors from our master disk. These disks are packaged with software documentation and shipped to our customers. Our master disks are continuously tested and updated by our research and development department.

For integrated software/hardware systems, we purchase personal computers and components from third-party manufacturers which receive testing prior to shipping to our dealers. In addition to testing components, each complete unit is functionally tested during and at the end of the assembly process. Finally, each complete unit is “burned-in” after assembly to verify correct operation.

Our dealers provide service to the end users. All dealers receive service training from our national service staff. We provide the dealer with replacement parts free of charge for 13 months after date of shipment. Our vendors provide a similar warranty for failed components. We offer support services to our dealers. For our direct customers, we provide all the service and support.

Sales and Marketing

We market our DocStar products through a national dealer network of approximately 100 dealers. While we have entered into relationships with new dealers during the past fiscal year, the overall number of dealers in our network has remained relatively constant due to our termination of under-performing dealers. We also use a direct sales effort and partner relationships to sell our products in certain markets and verticals. For the fiscal year ended June 30, 2006, one customer accounted for approximately 16% of our Document Management Solutions segment revenues.

Supply Relationships

We purchase hardware components and services from a variety of sources. We believe sufficient alternative suppliers of these products and services exist on commercially reasonable terms so as to mitigate any adverse impacts caused by the termination of our existing relationships.

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

We normally ship products within 5 days after receipt of an order. The amount of backlog fluctuates but is generally not material.

Systems Integration

General

The Systems Integration business provides software support, software and hardware integration services and hardware to customers primarily in the Albany, New York area. Revenues consist principally of hardware sales and professional service fees. Growth in this business is affected by a number of factors, including general economic and business conditions. Our results depend on the timing of customer contracts and implementations as well as the level of hardware sales. Our results over a longer period of time provide a better indication of the performance of this business.

Product and Services

Our Systems Integration business offers a variety of systems integration services. We design, implement, install, manage and support enterprise networks with products from Novell, Microsoft, Citrix, Compaq, Cisco and others. Applications include security, remote access storage, E-mail, accounting systems, word processing, communication and any other applications that require the sharing of information. We also design customized solutions for our customers with precise objectives and our engineers analyze hardware, software, and cabling to ensure effective and affordable solutions.

We also purchase personal computers and peripheral computer products from many different suppliers for resales to our customers. Peripheral computer products are products that operate in conjunction with computers, including but not limited to, printers, monitors, scanners, modems and software. We are authorized to repair and maintain all major brand products we sell, including warranty and post-warranty equipment. We generally guarantee a four (4) hour response time for all service calls, with an average resolution time of next day.

Sales and Marketing

We sell our products and services in this segment through a direct sales effort focused in the northeast US. Our customers include corporations, small office/home office owners, schools, government agencies, manufacturers and distributors. For the fiscal year ended June 30, 2006, one customer accounted for approximately 11% of our System Integration segment revenues.

Supply Relationships

We purchase hardware components and services from a variety of sources. We believe sufficient alternative suppliers of these products and services exist on commercially reasonable terms so as to mitigate any adverse impacts caused by the termination of our existing relationships.

Competition

We are one of the oldest and largest network and systems integrators in the Capital District of Albany, New York, and management believes that no other computer company in this region offers the extensive services that we offer. However, this is a competitive market space and we compete with a variety of consultants and systems integrators. We also face competition in computer sales, service and support in our market from companies such as P&J Computers, ATEC Group and IP Logic. Some of our competitors may have significantly greater financial, technical and other resources than we have.

Patents and Trademarks

On May 2, 2006, we were issued our first U.S. patent, Patent No. 7,039,616, titled “Method for Proof of Transaction”. We also have two issued foreign patents, and seven U.S. and nine foreign patent applications pending relating to the technology and business processes underlying our Security Software Solutions applications. We have registered the trademarks “Authentidate,”, “CareCert”, “DocStar” and the DocStar logo in the US and the trademark “Authentidate” in Germany and Europe. We have also sought to register a number of additional trademarks in the US and certain foreign markets, including “Authentimark” and “CareFax”. No assurance can be given that registration will be obtainable or if obtained will be effective to protect our trademarks. We believe our trade names and patents are important to our business. The source code for our software products is also protected both as a trade secret and as a copyrighted work. Some of our customers are beneficiaries of a source code escrow account arrangement which enables the customer to obtain a contingent future limited right to use our source code solely for the customer’s internal use. If our source code is accessed, the likelihood of misappropriation or other misuse of our intellectual property may increase.

Research and Development

The market for our products is characterized by rapid technological change involving the application of a number of advanced technologies, including those relating to computer hardware and software, communication technologies, mass storage devices, and other peripheral components. We believe that software upgrades and enhancements are keys to our success. Our ability to be competitive depends upon our ability to anticipate and effectively react to technological changes, changing market conditions for our products, and the application requirements of our customers. Research and development expenses for the fiscal years ended June 30, 2006, 2005, and 2004 were $3,996,000, $3,139,000 and $2,377,000, respectively.

Our research and development activities are focused on enhancing our applications and developing new application to address customer and market needs. Current development efforts for our Security Software Solutions business are focused on developing applications for the “Revenue Management” process for healthcare customers, developing a professional consumer application that incorporates our content authentication technology (EPM) and enhancing our signature solutions for the European market. Current development efforts for our Document Management Solutions business are directed toward improving ease of use, adding software modules and increasing performance. We capitalize software development costs and amortize those costs in accordance with our policy disclosed in Note 1 of notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Intellectual Property

Other companies operating in our market may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how. In addition, there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce or defend our rights under any patent. Although we believe that the products and services we sell do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. We are currently defending claims by TimeCertain LLC that alleges patent infringement and by Shore Venture Group that alleges ownership rights regarding our intellectual property. We do not believe we infringe on any rights of TimeCertain LLC and we believe that we own or have all necessary rights and/or licenses to our intellectual property and are defending these matters vigorously. In the event that products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or obtain a license for the manufacture, use and/or sale of such products. There can be no assurance that, in such an event, we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. In addition, if our products or proposed products are deemed to infringe upon the patents or proprietary rights of others, we could, under certain circumstances, become liable for damages or subject to an injunction, which could also have a material adverse effect on our business. These matters are discussed more fully in Item 3 “Legal Proceedings”. It is our policy to investigate allegations of third party intellectual property rights to the extent that they are brought to our attention or to the extent that we become independently aware of such third party intellectual property rights to ensure that our current and proposed products and services do not infringe on any such rights. Although we have not received notice of any other claims that our products are infringing, we can not provide any assurances that our commercial products do not infringe upon any other patents, including the patents that we have investigated.

Employees

At June 30, 2006, we employed 141 full-time employees throughout our operations, including our senior management. We have 61 full-time employees in our Security Software Solutions segment, 45 full-time employees in our Document Management Solutions segment, 19 full-time employees in our Systems Integration segment and 16 corporate employees. None of our employees are represented by a collective bargaining agreement and we believe that our employee relations are satisfactory. In the normal course of business, we also contract with third parties to provide support for various projects.

Government Regulation

Compliance with federal, state, local, and foreign laws, including laws enacted for the protection of the environment has to date had no material effect upon our capital expenditures, results of operations, or competitive position. Although we do not anticipate any material adverse effects in the future based on the nature of our operations, no assurance can be given such laws, or any future laws enacted, will not have a material adverse effect on our business.

Where to Find More Information

We file registration statements, periodic and current reports, proxy statements, and other materials with the Securities and Exchange Commission, or SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings. We make our public filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all exhibits and amendments to these reports available free of charge on our Web site, http://www.authentidate.com, as soon as reasonably practicable after we file such material with the SEC. We also make available on our Web site reports filed by our executive officers and directors on Forms 3, 4 and 5 regarding their ownership of our securities. These materials are available in the “Investor Relations” portion of our Web site, under the link “SEC Filings.” Information contained on our Web site is not part of this Annual Report on Form 10-K.

Corporate Information

Authentidate Holding Corp. was organized in August 1985 as Bitwise Designs, Inc. and reincorporated under the laws of the state of Delaware in May 1992. We changed our name to Authentidate Holding Corp. in March 2001. Our executive offices are presently located at the Connell Corporate Center, 300 Connell Drive, 5th Floor, Berkeley Heights, New Jersey 07922, and our telephone number is (908) 787-1700. Authentidate, Inc. was organized as a majority-owned subsidiary during our 2000 fiscal year. In 2001, we completed an exchange offer with most of the other shareholders of this subsidiary and presently own approximately 98% of the outstanding capital stock of this company. Authentidate International AG was formed through a joint venture in March, 2000 and on March 15, 2002, we acquired all of the outstanding capital stock of this subsidiary. We established Trac Medical Solutions, Inc. as WebCMN, Inc., in March, 2001 as a majority-owned subsidiary and in March 2003 we acquired all of the outstanding stock of this subsidiary.

ITEM 1A. RISK FACTORS

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Report on Form 10-K, in some cases have affected and in some cases could affect our actual results of operations and cause such results to differ materially from those anticipated in forward looking statements made herein.

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred net losses of approximately $17,823,000, $19,184,000, and $15,669,000 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. We have expended, and will continue to be required to expend, substantial funds to pursue research and development projects and enhance marketing and sales efforts for our Security Software Solutions products and otherwise operate our business. Therefore, we will need to generate higher revenues from our Security Software Solutions segment to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our Security Software Solutions segment, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods.

Our capital requirements are significant and we have historically financed our operations through private placements of securities.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to develop, promote and market the products and services in our Security Software Solutions segment, including our CareFax™ solution and the products and services offered through our Authentidate subsidiaries. Due to these expenditures, we have incurred significant losses to date. We used approximately $13,109,000, $10,632,000, and $6,660,000 in cash for operating activities for the fiscal years ended June 30, 2006, 2005, and 2004, respectively. We expect the proceeds received from our February 2004 private financing, in which we raised approximately $69,000,000 in net proceeds, to satisfy our cash needs for the foreseeable future. No assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations. If we are unable to attain projected sales levels for our Security Software Solutions segment, it may be necessary to raise additional capital to fund operations and to meet our obligations in the future.

If the United States Postal Service cancels our agreement, we will need to incur additional costs in our efforts to successfully commercialize this technology.

We entered into the strategic alliance agreement with the United States Postal Service (USPS) to incorporate our content authentication service into their Electronic Postmark ® Service (EPM). The USPS has the right to cancel the contract in the event we are unable to perform our obligations, including recognizing sufficient revenues, as required by the agreement. Further, the USPS has the right to terminate the agreement at its convenience. When we initially entered into our agreement with the USPS in July 2002, we agreed on certain performance metrics. The original revenue metric had not been attained and in September 2004 the USPS notified us of a failure to comply with the revenue metric, which commenced a six month period to achieve compliance with the metrics. We continue to hold discussions with the USPS to agree upon a modification of our arrangement with the USPS.

On May 27, 2005, the USPS delivered a second notice stating that we had failed to attain the performance metrics required by the strategic alliance agreement during the period February 2005 through April 2005. In its notice, the USPS advised us that although it intended to exercise its right to terminate the strategic alliance agreement if we’re unable to cure this default, it was willing to discuss further plans that we had to attain the performance metrics. On October 5, 2005, we received a third notice from the USPS confirming that we continue to fail to attain the performance metrics required by the strategic alliance agreement. However, the USPS also stated that it has elected not to terminate the agreement at this time and will continue to fulfill its obligations under the agreement as long as it remains in effect.

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

We have been in negotiations with the USPS to amend the agreement and develop a new arrangement. No assurances, however, can be given that we will be successful in completing these negotiations or that the USPS will not terminate the agreement at any time,in which case we will not generate any revenue from the sales of EPMs. Further, if we are unable to commence realizing revenue from the EPM product, we may incur additional costs in exploring and developing alternative avenues in which to successfully market certain of our Security Software Solutions products.

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

As described in detail at Item 3. “Legal Proceedings,” several purported class action complaints were filed in federal court alleging that we and certain of our current and former officers and directors violated the federal securities laws. Subsequently, four purported shareholder derivative actions were filed against certain current and former officers and directors based on allegations substantially similar to those set forth in the purported class actions. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

Our success is dependent on the performance and integration of our new management and the cooperation, performance and retention of our executive officers and key employees.

Our business and operations are substantially dependent on the performance and integration of the new additions to our senior management team as well as the performance of our other senior managers and executive officers. These persons have worked together for only a short period of time. In addition, during the second half of fiscal 2006 we announced the appointment of our new Chief Financial Officer and the departures of our former Chief Financial Officer and our Executive Vice President-Chief Administrative Officer. Inherent with changes in management is a change in understanding of the control environment, the business processes and internal controls. If we are unable to successfully integrate new executives into our operations, it may adversely impact our results of operations and financial condition. We do not maintain “key person” life insurance on any of our executive officers. The loss of one or several key employees could seriously harm our business. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.

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

As of July 1, 2005, we adopted FAS 123(R) which requires the measurement and recognition of compensation expense for all share-based compensation based on estimated fair values. As a result, our operating results for fiscal 2006 contain, and our operating results for future periods will contain, a charge for share-based compensation related to employee stock options. The application of FAS 123(R) requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. As a result of the adoption of FAS 123(R), our losses during fiscal 2006 have been higher than they would have been, had we not been required to adopt FAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.

We will evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. Goodwill is evaluated annually for impairment at the end of each fiscal year, regardless of events and circumstances. In fiscal 2005 we recorded an impairment charge of approximately $4,800,000 for goodwill and other long-term intangible assets. As of June 30, 2006, we had approximately $7,300,000 of goodwill remaining from our acquisition of Authentidate International, AG. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

We have incurred significant additional costs concerning our international operations and may incur additional costs in the future.

We have incurred substantial costs in supporting the operation of our German subsidiary, Authentidate International, AG. In March 2005, we entered into a new two-year employment agreement with Mr. Jan Wendenburg, the Chief Executive Officer of Authentidate International, pursuant to which he receives a base salary of approximately, $257,000 through March 2007, assuming current exchange rates. Further, for the fiscal years ended June 30, 2005 and 2006, we advanced or made capital investments of approximately $2,300,000 to this subsidiary. We cannot provide any assurance that we will recoup any of these amounts from this subsidiary. We expect to incur additional costs in the future in connection with the operations of this subsidiary.

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

As described above under the caption “Patents and Trademarks”, on May 2, 2006, we were issued our first U.S. patent. We also have two issued foreign patents, and seven U.S. and nine foreign patent applications pending relating to the technology and business processes underlying our Security Software Solutions applications. However, some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate,” “CareCert,” “DocStar” and the DocStar logo in the US and the trademark “Authentidate” in Germany and Europe. We have also sought to register a number of additional trademarks in the US and certain foreign markets, including “Authentimark” and “CareFax”. We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

Other companies operating within our business segments may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how, much of which is maintained as trade secrets. In addition, there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce our rights under any patent. Although we believe that the products we sell do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. On August 25, 2005, we became aware of an action filed against us entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. The plaintiff in this matter has claimed that our products and systems incorporating secure time-stamping technology, including but not limited to the USPS Electronic Postmark system, infringes certain of its patent rights. We have responded to this complaint and are vigorously defending against this action (for additional information, see Item 3, “Legal Proceedings”). We have investigated other patents held by third parties of which we are aware and believe that our products and services do not infringe on the claims of these patents. Although we have not received notice of any other claims that our products or services are infringing, we can not provide any assurances that our products and services do not infringe upon any third party patents, including the patents we have investigated. As described under the caption “Legal Proceedings,” we are currently defending a claim by Shore Venture Group, in which it alleges, among other things, rights under one of our patent applications and damages in connection with an alleged copyright infringement. Prior to the commencement of this case, we had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. The case which was brought in federal court has been stayed in favor of arbitration. Shore Venture has not yet initiated an arbitration proceeding. We continue to defend this action vigorously. In the event that products we sell or services we provide are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products and/or services or obtain a license for the manufacture, use and/or sale of such products and services. There can be no assurance that, in such an event, we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. Moreover, there can be no assurance that we will have the financial or other resources necessary to defend against a patent infringement or proprietary rights violation action. In addition, if our products, services or proposed products or services are deemed to infringe upon the patents or proprietary rights of others, we could, under certain circumstances, become liable for damages or subject to an injunction, which could also have a material adverse effect on our business.

Because we derive a majority of our license revenues from sales of a few products, any decline in demand for these products could severely harm our ability to generate revenues.

We derive a majority of our revenues from a limited number of software products and solutions. In addition, our focus on building our Security Software Solutions segment software products is concentrated within the market for products and solutions designed to provide content integrity and workflow automation. As a result, we are particularly vulnerable to fluctuations in demand for these products, whether as a result of competition, product obsolescence, technological change, customer spending, or other factors. If our revenues derived from these software products were to decline significantly, our business and operating results would be adversely affected.

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

We are unable to control or influence many of these factors. Further, we have experienced delays in the pace of adoption and use by our customers of our transaction-based offerings, such as CareCert™ and CareFax™, which has adversely affected our earnings. During the sales cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals, negotiating contracts and implementing solutions without receiving any related revenue. In addition, many of our expenses are relatively fixed in the short term, including personnel costs and technology and infrastructure costs. Accordingly, our inability to generate sufficient revenues from these offerings has a direct impact on our results of operations.

The failure to properly manage our growth could cause our business to lose money.

We are expanding our marketing and distribution efforts for our Security Software Solutions segment in order to develop and pursue existing and potential market opportunities. This growth is expected to place a significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems and controls on a timely basis. If we fail to implement these systems and controls, our business, financial condition, results of operations and cash flows will be materially and adversely affected.

Our software products and web site may be subject to intentional disruption.

Although we believe we have sufficient controls in place to prevent intentional disruptions, such as software viruses specifically designed to impede the performance of our products, we may be affected by such efforts in the future. Further, despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, programming errors, attacks by third parties or similar disruptive problems, resulting in the potential misappropriation of our proprietary information or interruptions of our services. Any compromise of our security, whether as a result of our own systems or systems that they interface with, could substantially disrupt our operations, harm our reputation and reduce demand for our services.

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

Technological improvements in new products that we and our competitors offer, as well as the general decline in the economy and other factors, have resulted in recent declines in retail prices for computer products. As competitive pressures have increased, many companies have ceased operation and liquidated inventories, further increasing downward pricing pressure. Such declines have, in the past, and may in the future, reduce our profit margins

If our products are not competitive, our business will suffer.

Authentidate Holding Corp. and its subsidiaries are engaged in the highly competitive businesses of developing software-based workflow automation and authentication products, developing document imaging software and distributing turn-key document imaging systems, and reselling computer hardware and software as well as technical support services for such businesses. These markets are also continually evolving and, in some cases, subject to rapid technological change. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers than we do. We cannot provide assurance that we will be able to compete successfully against these organizations. We believe that the principal competitive factors affecting our markets include fault-tolerance, reliability, performance, ease of use, scalability, manageability, price and customer service and support. There can be no assurance that we will be able to successfully incorporate these factors into our products and to compete against current or future competitors or that competitive pressure we face will not harm our business. If we are unable to develop and market products to compete with the products of competitors, our business will be materially and adversely affected.

The document imaging business is competitive and we compete with major manufacturers. Many of these companies have substantially more experience, greater sales, as well as greater financial and distribution resources than do we. Our Security Software Solutions segment, including CareFax™, the USPS EPM, our electronic signing solutions and CareCert™ are relatively new business lines and although the level of competition across the product line is unknown at this point in time, the field of software-based security solutions is highly competitive. There can be no assurances, however, that any of these products, including the service offered through the USPS, will achieve market acceptance.

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

Our software products, including our Security Software Solutions products and Document Management Solutions products are complex and may contain undetected errors, failures or bugs that may arise when they are first introduced or when new versions are released. These products may be installed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures or bugs in our products. Our customers’ computer environments are often characterized by a wide variety of configurations that make pre-release testing for programming or compatibility errors difficult and time-consuming. Despite testing by us and by others, errors, failures or bugs may not be found in new products or releases after commencement of commercial shipments. Errors, failures or bugs in our products could result in negative publicity, product returns, loss of or delay in market acceptance of our products or claims by customers or others. Alleviating these problems could require significant expenditures of our capital and resources and could cause interruptions, delays or cessation of our product licensing, which could cause us to lose existing or potential customers and would adversely affect our financial conditions, results of operations and cash flows. Most of our license agreements with customers contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions may not prove effective in limiting our liability.

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

At June 30, 2006, the date of our most recent fiscal year end, we had net operating loss carryforwards (“NOLS”) for federal income tax purposes of approximately $83,000,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, utilization of prior NOLS is limited after an ownership change, as defined in Section 382, to an annual amount equal to the value of the corporation’s outstanding stock immediately before the date of the ownership change multiplied by the federal long-term exempt tax rate. Use of our NOLS could also be limited as a result of grants of stock options under stock option plans and other events. In the event we achieve profitable operations, any significant limitation on the utilization of NOLS would have the effect of increasing our current tax liability.

Risks Related to Our Common Stock

Our stock price is volatile and could decline.

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended June 30, 2006 traded as low as $1.86 per share and as high as $4.30 per share. Through September 1, 2006, our stock price has traded in the range of $1.76 to $2.73 per share. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

In addition, the stock market in general, and companies whose stock is listed on The NASDAQ Global Market, have experienced extreme price and volume fluctuations that have often been disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

As of June 30, 2006, there were outstanding the following options and warrants:

•	Stock options to purchase approximately 4,579,000 shares of common stock at exercise prices ranging from $2.00 to $16.00 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $4.86 per share. These stock options are employee and non-executive director options.

•	Immediately exercisable warrants to purchase an approximately 1,221,000 shares of common stock at exercise prices ranging from $2.50 to $20.00 per share. The weighted average exercise price of the outstanding warrants is $5.94.

•	Stock options to purchase 375,000 shares of common stock at an exercise price of $3.75 per share to an independent

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

As of June 30, 2006, there were approximately 1,677,000 shares of restricted common stock currently outstanding which may be deemed “restricted securities” as that term is defined under the Securities Act of 1933, and in the future, may be sold pursuant to a registration under the Act, in compliance with Rule 144 under the Act, or pursuant to another exemption. Rule 144 provides, that, in general, a person holding restricted securities for a period of one year may, every three months thereafter, sell in brokerage transactions an amount of shares which does not exceed the greater of one percent of our then outstanding common stock or the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitations by a person who is not an affiliate of ours and was not an affiliate at any time during the 90 day period prior to sale and who has satisfied a two year holding period. Sales of our common stock by certain present stockholders under Rule 144 may, in the future, have a depressive effect on the market price of our securities. In addition, the sale of shares by officers and directors and other affiliated shareholders may also have a depressive effect on the market for our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. PROPERTIES

Our executive offices and certain operations are located at the Connell Corporate Center, 300 Connell Drive, 5th Floor, Berkeley Heights, NJ 07922. We also have 26,000 square feet of office and production space in a company owned facility located at 2165 Technology Drive, Schenectady, New York 12308.

We entered into the lease agreement for our executive offices on July 11, 2005. The lease is for a term of ten years and four months, with a commencement date of October 1, 2005 and covers approximately 19,700 total rentable square feet. The pro-rated annual rent in the first year was $324,000 increasing to $512,000 in year 2 and increasing at regular intervals until year 10 when the annual rent will be approximately $561,000. The lease also provides us with a right of first offer on available space adjacent to our space, as well as, a one-time option to renew the lease for a term of five years at the then-current market rate. We also have an option to terminate the lease five years and four months after the commencement date upon 12 months prior notice to the landlord. If we exercise this option, we would be required to pay an early termination fee of approximately $568,000. As part of the lease agreement, we posted a letter of credit securing our lease payments of approximately $512,000.

The offices of our subsidiary Authentidate International, AG are located at Großenbaumer Weg 6, 404072 Dusseldorf. We lease approximately 669 square meters at an annual rent of approximately $130,000 pursuant to a lease agreement which expires May 31, 2007. We have an option to extend the lease for additional one-year terms.

ITEM 3. LEGAL PROCEEDINGS

We are the defendant in a third party complaint filed by Shore Venture Group, LLC in the United States District Court for the Eastern District of Pennsylvania. The caption of this matter is Berwyn Capital Investments, Inc. v. Shore Venture Group, LLC et al.

(defendants and Shore Venture Group, LLC as third party plaintiff) v. Authentidate Holding Corp. and Authentidate, Inc. (third party defendants). The third party complaint was filed against us on May 7, 2001 and Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleged a claim for breach of contract and seeks indemnification. A bench trial was held in October, 2002 and we received an adverse verdict in this case on February 14, 2006 wherein the trial judge found Authentidate responsible for monetary damages in the amount of approximately $308,000. We subsequently filed a motion with the court requesting that it reconsider and modify the verdict and Shore Venture filed a similar motion with the court asking the court to increase the amount of interest awarded. Subsequently, Shore Venture Group filed a motion for attorneys’ fees which we opposed. On May 1, 2006, the court denied our motion for reconsideration and granted-in-part and denied-in-part the motion filed by Shore Venture by awarding an aggregate of approximately $35,000 in additional interest to the plaintiff and third party plaintiff. On June 19, 2006, the court denied Shore Venture Group’s motion for attorneys’ fees. We are further reviewing the court’s decisions and are considering our alternatives, including appealing the verdict. This award has been recorded as an expense during the year ended June 30, 2006.

We are the defendant in a case filed by Shore Venture Group, LLC in the United States District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. This complaint was filed on March 2, 2005, and an amended complaint was filed on or about April 26, 2005. On October 12, 2005, the parties entered into an agreement to arbitrate the claims asserted against us by the Plaintiffs. On October 19, 2005, the Court approved and entered a Consent Order referring the case to arbitration by the American Arbitration Association and staying the lawsuit pending resolution of the arbitration. The Plaintiffs in this case seek additional shares of the common stock of our subsidiary, Authentidate, Inc., the right to exchange its stock in Authentidate, Inc. for publicly traded stock and securities in us, rights under one or more of our patent applications and damages in connection with an alleged copyright infringement. Prior to the commencement of this case, we had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. However, negotiations did not result in a mutually agreeable settlement. The lawsuit requested damages, injunctive relief, costs and attorneys’ fees. The Plaintiffs have not yet filed their arbitration brief. We intend to defend the action vigorously. Based on the facts of which we are currently aware, management believes that the resolution of this claim, in the event decided adversely to us, will not have a material adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

Between June and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York against our company and certain of our current and former officers and directors. Plaintiffs in those actions alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The securities law claims were based on the allegations that we failed to disclose that our August 2002 agreement with the USPS contained certain performance metrics, and that the USPS could cancel the agreement if we did not meet these metrics; that we did not disclose complete and accurate information as to our performance under, and efforts to renegotiate, the USPS agreement; and that when we did disclose that the USPS might cancel the agreement, the market price of our stock declined. On October 5, 2005 the Court consolidated the class actions under the caption In re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS), and appointed the Illinois State Board of Investment as lead plaintiff under the Private Securities Litigation Reform Act. The plaintiff filed an amended consolidated complaint on January 3, 2006, which asserted the same claims as the prior complaints and also alleged that Authentidate violated the federal securities laws by misrepresenting that it possessed certain patentable technology. On July 14, 2006, the Court dismissed the amended complaint in its entirety; certain claims were dismissed with prejudice and plaintiff was given leave to replead those claims which were not dismissed with prejudice. In August 2006, plaintiff filed a second amended complaint, which does not assert any claims relating to the Company’s patents but which otherwise is substantially similar to the prior complaint. The second amended complaint seeks unspecified monetary damages.

In addition to the class action complaints, four purported shareholder derivative actions were filed against certain former and current directors and officers of the company in June and July 2005 in the United States District Court for the Southern District of New York. These federal court derivative actions were based on substantially the same events and factual allegations as the original class action complaints and asserted claims that Authentidate was injured by an alleged breach of fiduciary duty, waste, mismanagement, violations of Sarbanes-Oxley, and misappropriation of inside information. The derivative complaints sought, among other things, damages, equitable relief, restitution, and payment of costs and expenses incurred in the litigation (including legal fees). Plaintiffs in the derivative actions entered into a Court-approved stipulation providing for the consolidation of their actions and the selection of Maxine Philips as the lead plaintiff. Plaintiffs filed a consolidated complaint on November 14, 2005, which defendants moved to dismiss on January 13, 2006 on the ground that plaintiffs had not made a proper demand on the Board of Directors. On March 20, 2006, before the motion to dismiss was decided, plaintiffs in the federal court derivative action voluntarily dismissed their complaint without prejudice. On April 6, 2006, the court held a hearing to confirm, among other things, that plaintiffs had not received any payment or other consideration for the dismissal of their claims. At the hearing plaintiffs agreed to file a motion seeking court approval for the dismissal, which the court indicated would be granted. Plaintiffs filed this motion on April 18, 2006 and the

Court entered an order dismissing the consolidated complaint on May 5, 2006. Subsequently, on May 25, 2006, the plaintiffs sent a letter to the Board of Directors demanding that it file a derivative suit on behalf of the Company.

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

In addition, in August 2005, we were notified of the filing of a complaint in which the plaintiff alleges that our products and systems incorporating secure time stamping technology, including but not limited to the USPS Electronic Postmark system, infringes certain of the plaintiff’s patent rights. The complaint was filed in the United States District Court for the Middle District of Florida and is entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc . As relief, the complaint seeks, among other things, injunctive relief and damages. The complaint was served on September 21, 2005, and our Answer and Counterclaim was filed on November 10, 2005. We are in the discovery phase of the case and are vigorously defending this action. A Markman hearing to determine the meaning of the claims of the patents at issue is scheduled for early October 2006. Based on the facts of which we are currently aware, management believes that the resolution of all of our claims with TimeCertain will not have a material adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders through solicitation of proxies or otherwise during the last quarter of the fiscal year ended June 30, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the NASDAQ Global Market under the symbol “ADAT.” The following is the range of high and low closing prices for our common stock on the NASDAQ Global Market for the periods indicated below:

	High	Low
Fiscal Year 2006

1st Quarter	$3.61	$2.45

2nd Quarter	$3.00	$1.91

3rd Quarter	$3.90	$1.92

4th Quarter	$3.96	$2.24

Fiscal Year 2005

1st Quarter	$10.64	$5.19

2nd Quarter	$7.73	$5.62

3rd Quarter	$6.28	$3.89

4th Quarter	$4.48	$2.37

As of August 4, 2006, there were approximately 537 holders of record of our common stock. We believe that there are in excess of 10,000 holders of our common stock.

Dividend Policy

We have not paid any dividends on our common stock since our inception. We do not expect to pay any dividends on our common stock in the foreseeable future and plan to retain earnings, if any, to finance the development and expansion of our business. Further, our Certificate of Incorporation authorizes our Board of Directors to issue Preferred Stock with a preferential right to dividends. We currently have 28,000 shares of Series B Preferred Stock outstanding which have the right to receive dividends equal to an annual rate of 10% of the issue price payable on a semi-annual basis.

Sales of Unregistered Securities

We did not sell any unregistered securities during our fiscal year ended June 30, 2006.

Repurchase of Equity Securities

We did not repurchase any of our equity securities during fiscal year ended June 30, 2006.

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

	Year Ended June 30,
(in thousands, except per share amounts)	2006	2005	2004	2003	2002
Statement of Operations Data:
Net sales	$16,572	$17,553	$19,242	$25,286	$16,643
Gross profit	9,068	8,548	6,829	6,117	4,552
Net loss	(17,823)	(19,184)	(15,669)	(9,839)	(9,951)
Basic and diluted net loss per common share	(0.52)	(0.57)	(0.59)	(0.50)	(0.69)
Other Financial Data:

Net cash used by operating activities	$(13,109)	$(10,632)	$(6,660)	$(5,189)	$(6,056)
Net cash used in investing activities (1)	(3,465)	(2,795)	(1,510)	(642)	(1,981)
Net cash provided by financing activities	8	1,931	78,764	7,084	1,213
Net increase (decrease) in cash, cash equivalents and marketable securities	(16,599)	(11,486)	70,529	1,191	(6,771)

Balance Sheet Data:

Current assets	$50,008	$66,660	$77,993	$7,367	$7,320
Current liabilities	7,970	6,654	5,435	5,444	5,728
Working capital	$42,038	$60,006	$72,558	$1,923	$1,592
Total assets	64,534	79,709	94,237	25,046	26,052
Total long term liabilities	229	693	83	5,734 (2)	2,379
Shareholders’ equity	56,335	72,362	88,718	13,869	17,945

(1) Excludes purchases and sales of marketable securities.

(2) Long-term liabilities excluding discounts of approximately $3.1 million on convertibles debentures. The discounts pertain to beneficial feature and fair value of warrants issued with debentures.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Authentidate Holding Corp. (AHC), is a world wide provider of secure enterprise workflow management solutions. Through its subsidiaries, AHC provides software applications and services that address a variety of business needs for our customers, including reducing costs, improving productivity and enhancing compliance with regulatory requirements. Our scalable software solutions focus on workflow management, content authentication and electronic signature services. We also provide document management solutions and security products and services.

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

Security Software Solutions

The Security Software Solutions business is engaged in the development and sale of secure workflow management solutions that incorporate our proprietary content authentication technology in the form of the USPS Electronic Postmark ® (EPM), and electronic signing software for use with electronic billing and archiving solutions in the European market. Our content authentication technology (EPM) enables the user to have a digital record of a transaction created and stored with the USPS that can be used to verify the content, date, time and parties related to the transaction. Our software solutions offered in Europe are compliant with the German Digital Signature Act and European guidelines. We sell our software solutions and services through a direct sales effort and reseller arrangements.

During 2005 we shifted to our current solutions-based market approach to facilitate the adoption of our content authentication technology (EPM) in the US and have continued our focus on the healthcare sector. In April 2005, we developed a new service to authenticate documents received by fax and in October 2005 we announced the release of CareFax™, a web-based, HIPAA compliant fax automation and workflow management solution that addresses compliance needs associated with document processing in the healthcare sector. CareFax™ was initially targeted at the medical supply healthcare sector which continues to be fax intensive. Our CareCert™ service, which was developed in 2004, offers healthcare providers an electronic, paperless solution for processing critical claims documents. In August 2006, we announced an Electronic Claims Attachment (ECA) application for the healthcare sector that enables users to efficiently process and manage paper based and electronic claims attachments. We intend to continue our efforts to market our software solutions and services in the US and European markets. We also intend to focus on identifying additional applications and markets where our technology can address customer needs.

Our Security Software Solutions business represented approximately 27% of consolidated revenues for the fiscal year ended June 30, 2006. Revenues consist principally of transaction fees for hosted applications, software license fees, hosting fees and maintenance charges. Growth in our Security Software Solutions business is affected by a number of factors, including general economic and business conditions, and is characterized by long sales cycles. The timing of customer contracts and implementations can have a significant impact on results and we believe our results over a longer period of time provide better visibility into our performance.

In July 2002, we entered into an agreement with the USPS to provide the management, technology and support for the USPS EPM System. The USPS is the vendor of the EPM to the end user or application solution provider and we serve as a preferred provider of the EPM service. The USPS EPM incorporates our proprietary content authentication technology. From September 2004 through October 2005, we received several letters from the USPS regarding our failure to satisfy the performance metrics under our agreement. In its last letter dated October 2005, the USPS notified us of our continuing failure to satisfy the performance metrics under the agreement, but also stated that it had elected not to terminate the agreement at this time and will continue to fulfill its obligations under the agreement as long as it remains in effect. We have been in negotiations with the USPS to amend the agreement and develop a new arrangement. No assurances, however, can be given that we will be successful in completing these negotiations or that the USPS will not terminate the agreement at any time.

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

Our Document Management Solutions business represented approximately 40% of consolidated revenues for the fiscal year ended June 30, 2006. Revenues consist principally of software license fees, maintenance charges and hardware sales. Sales in our Document Management Solutions business are affected by a number of factors, including general economic and business conditions, which can have a significant impact on results. We believe our results over a longer period of time provide better visibility into our performance.

Systems Integration

The Systems Integration business provides software support, software and hardware integration services and hardware to customers primarily in the Albany, New York area. Our Systems Integration business represented approximately 33% of consolidated revenues for the fiscal year ended June 30, 2006. Revenues consist principally of hardware sales and professional service fees. Growth in this business is affected by a number of factors, including general economic and business conditions. Our results depend on the timing of customer contracts and implementations as well as the level of hardware sales. Our results over a longer period of time provide a better indication of the performance of this business.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission. The preparation of our Consolidated Financial Statements and related notes in accordance with generally accepted accounting principles requires us to make estimates, which include judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on a regular basis and make changes accordingly. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.

A critical accounting estimate is based on judgments and assumptions about matters that are uncertain at the time the estimate is made. Different estimates that reasonably could have been used or changes in accounting estimates could materially impact our financial statements. We believe that the policies described below represent our critical accounting policies, as they have the greatest potential impact on our Consolidated Financial Statements. However, you should also review our Summary of Significant Accounting Policies beginning on page F-8 of the notes to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Long-Lived Assets

Long-lived assets, including property and equipment, software development costs, patent costs, trademarks and licenses are reviewed for impairment using an undiscounted cash flow approach whenever events or changes in circumstances such as significant changes in the business climate, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable.

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

Goodwill

Goodwill is reviewed for impairment annually or whenever events such as significant changes in the business climate, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. We perform our annual goodwill impairment test at the end of each fiscal year using a discounted cash flow approach.

Revenue Recognition

Revenue is derived from hosted application transaction fees, software licenses, hardware sales, maintenance arrangements, hosting services and post contract customer support services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met: the delivered item has value to the customer on a stand alone basis; there is objective and reliable evidence of the fair value of the undelivered items in the arrangement, if the arrangement includes a general right of return relative to the delivered items, and delivery or performance of the undelivered item is considered probable and substantially in our control. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement. If these criteria are met, we allocate total revenue among the elements based on the sales price of each element when sold separately which is referred to as vendor specific objective evidence or VSOE.

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

Stock-Based Compensation

We apply Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (FAS 123R) to account for employee and director stock option plans. Share-based employee compensation expense is determined using the Black-Scholes option pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility, expected dividend payments and the risk-free interest rate over the expected life of the options.

The Company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The Company based its estimate of the life of these options on historical averages over the past five years. The Company retained a third party valuation firm to calculate expected volatility which was based on the Company’s historical stock volatility, historical stock volatility of comparable companies in the industry and implied volatilities based on the spot market for traded options in the Company and comparable companies in the industry. The assumptions used in the Company’s Black-Scholes calculations for fiscal 2006, 2005 and 2004 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Option Life (Months)
Fiscal year 2006	3.3% - 4.2%	0%	70.0%	33
Fiscal year 2005	3.0% - 3.6%	0%	95.3%	33
Fiscal year 2004	3.0% - 4.4%	0%	96.4%	33

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

The following analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

Results of Operations

Fiscal Year 2006 Compared to Fiscal Year 2005

Net sales decreased to $16,572,000 for the year ended June 30, 2006, compared to $17,553,000 for the prior year. These results reflect an increase of 19% in Security Software Solutions revenues to $4,493,000 compared to the prior year due primarily to new customers and increases in transaction volumes in both our US and German operations. This increase was offset by decreases of 3% in Document Management Solutions revenues to $6,562,000 and of 21% in Systems Integration revenues to $5,517,000. These decreases reflect lower partner sales in our Document Management Solutions business and lower hardware sales in our Systems Integration business due in part to our shift away from lower margin hardware only sales and increased competition for hardware sales.

Gross margin improved to $9,068,000, or 55% of sales, for the year ended June 30, 2006, compared to $8,548,000, or 49% of sales, for 2005. This improvement reflects the increase in higher margin software and services revenues in the overall sales mix. For the year ended June 30, 2006, gross margins were approximately 65% for our Security Software Solutions segment, 74% for our Document Management Solutions segment and 24% for our systems Integration segment. This compares to 56%, 74% and 20% for these segments, respectively, for the year ended June 30, 2005.

Selling, general and administrative (“SG&A”) expenses increased 16% to $25,004,000 for the year ended June 30, 2006, compared to $21,477,000 for 2005. This increase relates primarily to share-based compensation expense ($1,607,000) which was not required to be expensed in 2005, litigation settlement and litigation expense accruals for on-going actions ($1,150,000) increased professional fees and insurance premiums and other increases related to the growth of our business. SG&A expenses for 2006 also included severance accruals of approximately $740,000.

Product development expenses increased to $3,996,000 for the year ended June 30, 2006 compared to $3,139,000 for 2005. This increase in product development spending is due primarily to our investment in our Security Software Solutions products and is net of the capitalization of $2,022,000 related primarily to the Security Software Solutions product line. Total spending for the year was

$6,018,000 compared to $3,668,000 for 2005. Product development expenses also include $243,000 in 2006 related to share-based compensation expense which was not required to be expensed in 2005.

Interest and other income increased by $449,000 to $2,127,000 for the year ended June 30, 2006 compare to $1,678,000 for 2005. This increase reflects higher interest rates during fiscal 2006, net of the effect of lower cash and investment balances as we continue to invest in our business.

Net loss for the year ended June 30, 2006 was $17,823,000, or $0.52 per share, compared to $19,184,000, or $0.57 per share, for 2005. As discussed more fully below, the 2005 net loss includes a non-cash impairment charge of approximately $4,767,000. As a result of our year end impairment testing of long-lived assets for 2006, we determined that no additional impairment charge was required. After giving effect to this charge, the net loss for 2006 increased by approximately $3,406,000 compared to the net loss for 2005. This increase reflects the higher SG&A and product development expenses discussed above. Our net loss for 2006 and 2005 relates primarily to our Security Software Solutions business and corporate expenses reflecting our continued investment in sales, marketing, product development and administrative costs to grow this business.

Fiscal Year 2005 Compared to Fiscal Year 2004

Net sales decreased to $17,553,000 for the year ended June 30, 2005, compared to $19,242,000 for the prior year. These results reflect increases of 173% in Security Software Solutions revenues to $3,772,000 and 8% in Document Management Solutions revenues to $6,796,000 compared to the prior year. Growth in these segments is due primarily to new customers in both our US and German Security Software Solutions businesses and higher partner sales in our Document Management Solutions business. These increases were offset by a decrease of $4,598,000, or 40%, in Systems Integration revenues to $6,985,000 due to lower hardware sales. This decrease reflects, in part, our shift away from lower margin hardware only sales and a large one time sale of $3,000,000 in 2004 that did occur again in 2005.

Gross margins improved to $8,548,000, or 49% of sales, for the year ended June 30, 2005, compared to $6,829,000, or 35% of sales, for 2004. This improvement reflects the increase in higher margin software revenues in the overall sales mix resulting from our shift away from lower margin hardware sales. For the year ended June 30, 2005, gross margins were approximately 56% for our Security Software Solutions segment, 74% for our Document Management Solutions segment and 20% for our Systems Integration segment. This compares to 30%, 73% and 16% for these segments, respectively, for the year ended June 30, 2004.

Selling, general and administrative (“SG&A”) expenses increased 53% to $21,477,000 for the year ended June 30, 2005, compared to $14,032,000 for 2004. This increase is due primarily to severance accruals ($1,400,000), increased personnel costs ($1,800,000), additional consulting expenses ($2,000,000) and increased costs for recruiting, Sarbanes-Oxley compliance and other increases related to the growth of our business.

Product development expenses increased to $3,139,000 for the year ended June 30, 2005 compared to $2,377,000 for 2004. This increase relates to our investment in our Security Software Solutions products and is net of the capitalization of $529,000 related to such products. Total spending for 2005 was $3,668,000 compared to $2,811,000 for 2004.

Goodwill and intangible impairment expenses were $4,767,000 for the year ended June 30, 2005 compared to $1,179,000 for 2004. As the result of our year end impairment testing of long-lived assets for 2005 we determined that sales and income growth during fiscal 2005 were below expectations which caused us to reduce our future growth plans an record our additional write down of such assets. This adjustment related primarily to our Security Software Solutions segment.

Interest and other income increased by $374,000 to $1,678,000 for the year ended June 30, 2005 compared to $1,304,000 for 2004. This increase reflects higher investment balances during fiscal 2005 resulting from our February 2004 private placements.

Interest expense for the year ended 2005 was not material. The expense for 2004 resulted from a non-cash charge for the write-off of unamortized debt discount, deferred financing costs and beneficial conversion feature in connection with the conversion of the related debentures to common stock.

Net loss for the year ended June 30, 2005 was $19,184,000, or $0.57 per share, compared to $15,669,000, or $0.59 per share, for 2004. These results reflect the improved gross margins and higher SG&A and product development expenses discussed above, as well as the impairment charge for long-lived assets. Our net loss for 2005 and 2004 relates primarily to our Security Software Solutions business and corporate expenses as we to invest in sales, marketing, product development and administrative costs to grow this business.

Liquidity and Capital Resources

Overview

Our operations and product development activities have required substantial capital investment to date. Our primary sources of funds have been the issuance of equity and the incurrence of third party debt. In February 2004, we sold 5,360,370 common shares in private placements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506, promulgated thereunder. We realized gross proceeds of approximately $73,700,000 from these transactions and received net proceeds of approximately $69,100,000 after payment of offering expenses and broker commissions. We have been using the cash raised in this financing to fund our operations and product development activities since that time.

We have a $2,500,000 revolving line of credit with a financial institution collateralized by all assets of a subsidiary and guaranteed by AHC. The agreement restricts the subsidiary from making cash advances to AHC, without obtaining a waiver from the financial institution. The interest rate is prime plus 1.75% with a minimum prime rate of 7%. The subsidiary may borrow on this line based on a formula of qualified accounts receivable and inventory. The outstanding balance on this line of credit was approximately $183,000 at June 30, 2006

Property, plant and equipment expenditures totaled approximately $984,000 and capitalized software development expenditures totaled approximately $2,022,000 for the year ended June 30, 2006. We have developed and intend to continue to develop new applications to grow our business and address new markets.

Cash Flows

At June 30, 2006, cash, cash equivalents and marketable securities amounted to approximately $45,905,000 and total assets at that date were $64,534,000. These amounts have decreased since June 30, 2005 by $16,599,000 and $15,175,000, respectively, as we utilized cash principally to fund operating losses, product development activities and capital expenditures for corporate infrastructure during the year ended June 30, 2006. We expect to continue to use cash to fund operating losses, product development activities and capital expenditures for the foreseeable future.

Net cash used by operating activities for the year ended June 30, 2006 was $13,109,000 compared to $10,632,000 for 2005. This increase is due primarily to the increase in selling, general and administrative costs discussed above.

Net cash used by investing activities, excluding purchases and sales of marketable securities, was $3,465,000 for the year ended June 30, 2006, compared to $2,795,000 for 2005. This increase in spending relates to the product development and corporate infrastructure expenditures referred to above.

Cash flows from financing activities for the year ended June 30, 2006 are not significant. During 2005, cash from financing activities was $1,931,000 related primarily to the proceeds from the exercise of stock options and warrants.

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

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of June 30, 2006, no shares of the Series B preferred stock have been redeemed.

We are the defendant or respondent in various proceedings arising out of our contractual relationships with Shore Venture Group, LLC and an additional proceeding commenced by Time Certain, LLC alleging that we have infringed certain patent rights. The complaints, the relief sought and the current status of these actions are described in detail under the caption “Legal Proceedings,” appearing in Item 3 of this Annual Report on Form 10-K.

Between June and August 2005, several purported shareholder class and derivative actions were filed against our company and certain current and former officers and directors. The complaints and current status of these actions are described in detail under the caption “Legal Proceedings,” appearing in Item 3 of this Annual Report on Form 10-K. Management is unable to determine at this time whether these complaints will have a material adverse impact on its financial condition, results of operations or cash flow.

Office Lease Commitments

We entered into the lease agreement for our executive offices on July 11, 2005. The lease is for a term of ten years and four months, with a commencement date of October 1, 2005 and covers approximately 19,700 total rentable square feet. The annual rent in the first year was $324,000 increasing to $512,000 in year 2 and increasing at regular intervals until year 10 when the annual rent will be approximately $561,000. The lease also provides us with a right of first offer on available space adjacent to our space, as well as, a one-time option to renew the lease for a term of five years at the then-current market rate. We also have an option to terminate the lease five years and four months after the commencement date upon 12 months prior notice to the Landlord. If we exercise this option, we would be required to pay an early termination fee of approximately $568,000. As part of the lease agreement, we posted a letter of credit securing our lease payments of approximately $512,000.

The offices of our subsidiary Authentidate International, AG are located at Großenbaumer Weg 6, 404072 Dusseldorf. We lease approximately 669 square meters at an annual rent of approximately $130,000 pursuant to a lease agreement which expires May 31, 2007. We have an option to extend the lease for additional one-year terms.

Severance Commitments

Effective November 15, 2004, John T. Botti departed as our President and Chief Executive Officer. Subsequently, Mr. Botti retired from his position as Chairman of the Board and on February 7, 2005 we entered into an Agreement and Release with Mr. Botti. Under that agreement, we agreed to pay to Mr. Botti the severance payments as set forth in his employment agreement and to retain him to provide consulting services to us for a one year term. Under the Agreement and Release, we agreed to pay Mr. Botti a severance payment equal to the greater of his base salary to the expiration date of his employment agreement or twenty-four months of his base salary. Our obligations are described in greater detail in this Annual Report under the section “Employment, Severance and Change of Control Agreements .” Under the consulting agreement, we agreed to pay Mr. Botti a monthly retainer of $10,000 in consideration of his provision of such services as may be requested by our Chief Executive Officer. The severance benefits have been accrued.

On January 9, 2006, we entered into a Termination Agreement and a separate consulting agreement with John J. Waters, our Executive Vice President–Chief Administrative Officer and a member of our board of directors. Pursuant to the Termination

Agreement, Mr. Waters relinquished his employment position in favor of a consulting relationship, effective as of January 1, 2006. We agreed to pay and/or provide to Mr. Waters (a) an amount of approximately $350,000, in accordance with the terms and conditions of the consulting agreement; (b) an amount of $5,000 for attorneys’ fees; and (c) the accelerated vesting of all options granted to him, along with the continuation of the exercise period for the duration of their original term. Mr. Waters continues to serve on our board of directors. The full cost of this arrangement was accrued during the year ended June 30, 2006. See “Employment Severance and Change of Control Agreements” in this Annual Report.

On January 26, 2006, Dennis H. Bunt, our Chief Financial Officer, entered into a Termination Agreement and resigned his position effective April 30, 2006. Pursuant to the Termination Agreement, we agreed to pay and/or provide Mr. Bunt (a) a severance payment of approximately $315,000, payable in equal installments over a period of twenty-four months; (b) an additional payment of $33,000 as additional severance and reimbursement of certain expenses; and (c) the accelerated vesting of all options granted to him and the continuation of the exercise period in which he may exercise such options. The full cost of this arrangement was accrued during the year ended June 30, 2006. See “Employment Severance and Change of Control Agreements” in this Annual Report.

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

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of June 30, 2006 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$5,354	$673	$1,036	$1,084	$2,561
Capital leases	4	4	—	—	—

Total	$5,358	$677	$1,036	$1,084	$2,561

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2006, we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us. However, price deflation in the major categories of components we purchase for the Document Management Solutions segment has been substantial and is anticipated to continue for the foreseeable future. Typically, new components such as new generations of microprocessors and new optical disk drive technologies, etc. are introduced at premium prices, by its vendors. During this period, we earn lower margins on our products. As the life cycle progresses, competitive pressures could force vendor prices down and thus improve our profit margins. Competitive pressures from an evolving document imaging industry have required us to adjust our marketing model for selling our solutions to accommodate a lower entry point. Because much of our Systems Integration business is service-related, price deflation has less of an impact on this business. We do not believe that the impact of inflation will have a significant impact on our Security Software Solutions segment business lines.

Present Accounting Standards Not Yet Adopted

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections – a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 requires companies that make a voluntary change in accounting principle to apply that change retrospectively to prior period’s financial statements, unless this would be impracticable. This statement will be effective for fiscal years beginning after December 15, 2005. The Company will comply with the provisions of this statement for any future accounting changes or error corrections.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” . FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have approximately $36,500,000 invested in high quality, short term investments as of June 30, 2006. We do not believe that any of our financial instruments have significant risk associated market sensitivity. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At June 30, 2006, our unrestricted cash, cash equivalents and marketable securities totaled approximately $45,900,000, most of which was invested in asset backed short term investments, commercial paper, and money market accounts. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Financial Statements and Supplementary Data Schedule are annexed hereto at Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our accountants on any accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2006. In making this evaluation, management used the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control – Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of June 30, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006 has been audited by Eisner LLP, an independent registered public accounting firm, and they have issued an attestation report on management’s assessment of the company’s internal control over financial reporting which is included in “Item 8 – Financial Statements and Supplementary Data.”

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

Other than as described above, there was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal year ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management

Our executive officers and directors are as follows:

Name	Age	Office
Surendra B. Pai	43	President, Chief Executive Officer and Director

F. Ross Johnson	74	Chairman of the Board of Directors

J. Edward Sheridan	71	Director

Charles C. Johnston	71	Director

J. David Luce	45	Director

Ranjit C. Singh	54	Director

Roger O. Goldman	61	Director

John J. Waters	61	Director

William A. Marshall	54	Chief Financial Officer, Treasurer and Principal Accounting Officer

All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are elected annually by, and serve at the discretion of, the Board of Directors. There are no familial relationships between or among any of our officers or directors.

On January 9, 2006, we entered into a Termination Agreement and a separate consulting agreement with John J. Waters, Executive Vice President –Chief Administrative Officer and a member of our board of directors. Pursuant to these agreements, Mr. Waters relinquished his employment position in favor of a consulting relationship effective January 1, 2006. The terms and conditions of these agreements are described in this Annual Report under the section “Employment, Severance and Change of Control Agreements”.

On January 29, 2006, we entered into a Termination Agreement with Dennis H. Bunt, Chief Financial Officer, whereby Mr. Bunt resigned his position effective April 30, 2006. The terms and conditions of this agreement are described in this Annual Report under section “Employment, Severance and Change of Control Agreements”.

On February 15, 2006, we appointed William A. Marshall Chief Financial Officer and Treasurer. Mr. Marshall’s employment is governed by an employment agreement and he reports directly to our Chief Executive Officer. The terms and conditions of this agreement are described in this Annual Report under section “Employment, Severance, and Change of Control Agreements”.

Biographical Information

Directors and Executive Officers

Surendra B. Pai. Mr. Pai joined our Board in October, 2004 and effective November 15, 2004, became our Chief Executive Officer and President of Authentidate Holding Corp. Previously, Mr. Pai was the Chief Executive Officer of Enquera, Inc., a company he helped found to commercialize a high-speed data processing and analysis software platform for specialized applications in enterprise and scientific markets since April 2002. Prior to that, he was the President and Chief Executive Officer of MobileQ, Inc., a provider of mobility software for enterprises and carriers from March 2001 to October 2001. In addition, Mr. Pai was Director – New Ventures/Corporate Strategy at Lucent Technologies, Inc. from July 1996 to April 1998 and was the founder of Lucent Digital Radio, Inc. in May 1998 and served as its President and Chief Executive Officer from May 1998 to August 2000. Lucent Digital Radio merged into Ibiquity Digital Corp. in August 2000, where he served as Co-Chairman of the Board until April 2002. He has also served in various management roles with Digital Equipment Corporation and Booz-Allen & Hamilton. Mr. Pai received a B.Tech. degree from Indian Institute of Technology in New Delhi, India in 1984, a M.S. degree from the University of Massachusetts in 1986 and a M.B.A. from the Amos Tuck School of Business at Dartmouth College in 1992.

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

J. Edward Sheridan joined the Board of Directors in June, 1992. From 1985 to the present, Mr. Sheridan served as the President of Sheridan Management Corp. From 1975 to 1985, Mr. Sheridan served as the Vice President of Finance and Chief Financial Officer of AMF. From 1973 to 1975, he was Vice President and Chief Financial Officer of Fairchild Industries. From 1970 to 1973 he was the Vice President, Corporate Finance of F.S. Smithers. From 1967 to 1970 Mr. Sheridan was the Director of Acquisitions of Westinghouse Electric. From 1964 to 1967 he was employed by Corporate Equities, Inc., a venture capital firm, Mr. Sheridan holds an M.B.A. from Harvard University and a B.A. from Dartmouth College. Mr. Sheridan also serves as Director – Total Energy Development in the office of the Secretary of Defense.

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

J. David Luce joined to our Board of Directors in February, 2003. Mr. Luce has been a Senior Vice President of Fixed Income Sales with Lehman Brothers since 1990. Prior to joining Lehman Brothers, Mr. Luce served as a Vice President, Fixed Income Sales, at Kidder Peabody. Mr. Luce also currently acts as a private investment banker raising venture and mezzanine capital. Mr. Luce also serves on the Board of Directors of Issimo Food Group, Inc. Mr. Luce graduated from Duke University in 1983 with a B.A. in Economics.

Ranjit C. Singh joined our Board of Directors in January, 2005. Mr. Singh is currently the President and Chief Executive Officer of TechBooks, a position he has held since February 2003. From February 2002 to February 2003, he has served as President and Chief Executive Officer of Reliacast Inc. Prior to that, he was President and Chief Operating Officer of ContentGuard, a spinoff of Xerox Corporation that is jointly owned with Microsoft. Before joining ContentGuard earlier in 2000, Mr. Singh worked for Xerox as a corporate Senior Vice President in various assignments related to software businesses. Mr. Singh joined Xerox in 1997, having come from Citibank where he was Vice President of Global Distributed Computing. Prior to that, he was a principal at two start-up companies and also held executive positions at Data General and Digital Equipment Corporation. Since December 2001, Mr. Singh has been the Chairman of the Board of Directors of Ultralife Batteries, Inc. and has been a director of Ultralife Batteries since August 2000. Mr. Singh graduated in 1974 from the University of Bath, U.K. and received a M.S. in 1975 from the University of Bath. Mr. Singh earned a M.B.A. from Worcester Polytechnic Institute in 1986.

Roger O. Goldman joined our Board of Directors in January, 2005. Mr. Goldman currently serves as President of Ignite, Inc., a management consulting firm, a position he has held since 2000. Previously, Mr. Goldman was the President of Global Sourcing Services, LLC, from 1997 to 2000. Prior to that, Mr. Goldman was Executive Vice President and Head of Community Banking at National Westminster Bancorp from 1991 to 1996 and held principal positions in other banking concerns, including with Citicorp from 1969 to 1983. Mr. Goldman currently serves as Chairman of the Audit Committee of American Express Bank, F.S.B., a position he has held since 2004. From 2000 until 2004, Mr. Goldman served as a member of the Board of Directors and Audit Committee of American Express Centurion Bank. Mr. Goldman also currently serves on the Advisory Board of Minyanville, L.L.C. and Apptera, Inc. From 2000 to 2002, Mr. Goldman served on the Board of Directors of Resources Bancshares Mortgage Group, Inc. and served as the Chairman of its Strategic Planning Committee and member of its Audit Committee. Mr. Goldman received a B.S. in 1966 from New York University and a J.D. in 1969 from the Washington College of Law at American University.

John J. Waters joined our Board of Directors in July, 2004. On July 19, 2004, Mr. Waters was appointed as our Executive Vice President – Chief Administrative Officer and served in that role until January 1, 2006. From 1967 through 2001, Mr. Waters held various executive positions at Arthur Andersen LLP, including Partner in Charge – Entertainment Industry Program; Partner in Charge – Manufacturing Industry Program; and Partner in Charge (Audit) – Transaction Advisory Industry Program. From 2002 until joining our company, Mr. Waters provided consulting services for several private equity firms. Mr. Waters holds a Bachelor’s degree in Business Administration from Iona College and is a Certified Public Accountant in the State of New York, as well as a member of AICPA and New York State Society of CPA’s.

William A. Marshall joined Authentidate Holding Corp. as Chief Financial Officer and Treasurer in February, 2006. Mr. Marshall brings more than 25 years of experience as a Chief Financial Officer, audit partner and senior management advisor to

Authentidate. Most recently, he served as Chief Financial Officer and Treasurer for NEON Communications, Inc., a former publicly traded provider of optical networking solutions, from 2001 to January 2005, when the company was acquired. As part of a planned reorganization, in June 2002, NEON filed a petition under Chapter 11 of the U.S. Bankruptcy Code, from which it was discharged in December 2002. Prior to 2001, he was Chief Financial Officer and Treasurer for Vitts Networks, Inc., a provider of high-speed Internet communications, and Viisage Technology, Inc., a software technology company where he led the company’s initial public offering in 1996. From 1987 to 1994, Mr. Marshall was a Partner at KPMG LLP where he provided audit, accounting, financial and SEC reporting, business advisory, public offering and merger and acquisition services for a variety of growing middle market companies. Prior to 1987, Mr. Marshall held various positions in audit and business advisory services at KPMG LLP. Mr. Marshall has a B.S. in Accounting from Elizabethtown College in Pennsylvania and is a Certified Public Accountant.

Senior Management

Our senior management team is as follows:

Name	Age	Office
O’Connell Benjamin	57	Vice President – Products and Technology
Thomas Franceski	42	Vice President, General Manager – DocStar and DJS
Joan Rothman	51	Vice President – Marketing
Paul Skinner	45	Vice President – Sales
Jayakumar Srinivasan	42	Vice President – Corporate Development
Jan C. Wendenburg	46	President, Authentidate International AG

O’Connell (Ben) Benjamin, our Senior Vice President – Products and Technology, joined us effective January 1, 2005. Mr. Benjamin started his career in 1973 with AT&T Bell Labs where he led a number of initiatives in research, product development and manufacturing processes. He was the Vice President of R&D for all AT&T Consumer Products until his transition to Lucent Technologies in 1996, as part of Lucent’s spin-off from AT&T. At Lucent, as Vice President in the wireless business unit, he served in various roles leading product development and customer technical support activities. Mr. Benjamin subsequently joined Lucent Digital Radio as Senior Vice President of Product Management in September 1999. Following Lucent Digital Radio’s merger into Ibiquity Digital Corporation in August 2000, he continued to serve as the Co-Chief Operating Officer until August 2003. Prior to joining us, Mr. Benjamin was actively involved as an advisor and equity investor in software and web-services startups. Mr. Benjamin received a BSEE and an MSEE from the Polytechnic Institute of Brooklyn. He is also a graduate of The Executive Program from the Darden Graduate School of Business.

Thomas Franceski, our Vice President, General Manager – DocStar and DJS. Mr. Franceski was a founder of DJS Marketing Group in 1993 and served as it’s President and Chief Financial Officer since its acquisition by Authentidate Holding Corp. in 1996. As Vice President, General Manager, Mr. Franceski’s responsibilities include our Document Management Solutions segment and Systems Integration segment. Prior to joining DJS, Mr. Franceski served as Chief Financial Officer of Automated Dynamics Corp., a technology based company focused on materials science technologies where his responsibilities were capital acquisition and operations. Mr. Franceski holds a B.S. degree from LeMoyne College and began his career with KPMG in Albany, New York.

Joan Rothman, our Vice President – Marketing, joined us on October 17, 2005. Ms. Rothman was previously Vice President of Global Solutions Marketing at IBM from September 2000 to May 2005 where she established the company’s first cross-brand solutions marketing group, leading global planning and marketing execution for IBM’s top strategic alliances. Prior to IBM, she was at Dun & Bradstreet (D&B) from 1977 to September 2000. D&B’s a leading provider of global business information and tools. At D&B she held a number of senior executive positions, including Senior Vice President of Strategic Planning and Research and Senior Vice President of U.S. Marketing. Ms. Rothman was also a key member of the CEO’s globalization team and was responsible for marketing initiatives surrounding the launch of many of D&B’s new products and services. Ms. Rothman received a BS in Marketing from Fairleigh Dickinson University in Madison, NJ and an MBA from Baruch College in New York.

Paul Skinner, our Vice President – Sales, joined us on March 27, 2006. Previously, Mr. Skinner served as corporate vice president for Dendrite International, Inc. from 2001 to 2006 . Dendrite is a global solutions-based technology company servicing the pharmaceutical industry. During his tenure, Mr. Skinner led the strategy and execution of Dendrite’s content and analytics sector. From 2001 to 2002, he was vice president, business development for the company. Mr. Skinner is a former Lieutenant of the Royal Navy and graduated from Dartmouth College (UK) in 1980.

Jayakumar (“Jakes”) Srinivasan, our Vice President – Corporate Development, joined us effective February 1, 2005. Mr. Srinivasan was previously Managing Principal of Indicron LLC, a data analysis and consulting firm, since January 2004. From March 2002 to November 2003, Mr. Srinivasan was General Manager of Corporate Strategic Planning at Weight Watchers International. From October 1999 to October 2001, he was co-founder and Chief Operating Officer of zREP, Inc., a decision support solutions company. Prior to that, Mr. Srinivasan was the head of Interbrand Corporation’s U.S. Brand Valuation consulting practice from February 1998 to July 1999. Mr. Srinivasan was previously a management consultant with Marakon Associates from August 1994 to February 1998, providing strategic consulting services to Fortune 50 companies. Mr. Srinivasan also previously worked for six years with the Unisys organizations in the US, UK, Mexico and India as a systems analyst. Mr. Srinivasan received his M.B.A. in Finance in 1994 from the Wharton Business School, University of Pennsylvania, and a B.Tech degree in 1986 from the Indian Institute of Technology in New Delhi, India.

Jan C. Wendenburg has been the President and Chief Executive Officer of Authentidate International, AG since March 2000. In 1998 he joined the Windhorst-Group, a German information technology concern, as Managing Director and in 1999 was appointed as the Chief Operating Officer to the Executive Board of Directors at Windhorst New Technologies AG, an international incubator for technology and media companies. He previously was employed by IBM in various Sales and Marketing Management positions from 1985 through 1998. Mr. Wendenburg received a degree in Trade Management from the German Department of Commerce and completed coursework towards an M.B.A. at the Open School of Business in Brussels, Belgium.

Meetings of the Board of Directors; Independence

During the fiscal year ended June 30, 2006, our Board of Directors met on 7 occasions and voted by unanimous written consent on one occasion. No member of the Board of Directors attended less than 75% of the aggregate number of (i) the total number of meetings of the Board of Directors or (ii) the total number of meetings held by all Committees of the Board of Directors. Our independent directors meet in executive sessions periodically during the course of the year.

Our Board of Directors currently consists of eight individuals, six of whom are independent directors as defined in the Marketplace Rules of The NASDAQ Stock Market. Our independent directors are F. Ross Johnson, J. Edward Sheridan, Charles J. Johnston, J. David Luce, Roger O. Goldman and Ranjit C. Singh.

Committees of the Board of Directors

The Board of Directors presently has five committees:

•	Audit,

•	Management Resources and Compensation,

•	Nominating and Corporate Governance,

•	Strategic Planning, and

•	Executive

Audit Committee. The members of the Audit Committee are presently J. Edward Sheridan, Roger O. Goldman, Ranjit C. Singh and J. David Luce. Mr. Goldman serves as the Chairman of the Audit Committee. Each of these individuals is an independent members of our Board of Directors. The Audit Committee acts to: (i) acquire a complete understanding of our audit functions; (ii) review with management the finances, financial condition and our interim financial statements; (iii) review with our independent auditors the year-end financial statements; and (iv) review implementation with the independent auditors and management any action recommended by the independent auditors. Our Board of Directors adopted a Restated and Amended Charter governing the activities of the Audit Committee, which was filed as an exhibit to our Definitive Proxy Statement dated December 31, 2003. During the fiscal year ended June 30, 2006, the Audit Committee met on 10 occasions.

Audit Committee Financial Expert. Our Board of Directors has determined that Audit Committee member J. Edward Sheridan is our audit committee financial expert as defined in Item 401(h) of Regulation S-K, and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Management Resources and Compensation Committee. The members of the Management Resources and Compensation Committee are J. Edward Sheridan, Roger O. Goldman, J. David Luce and Ranjit C. Singh, all of whom are independent members of our Board of Directors. Mr. Sheridan serves as Chairman of this committee. The functions of this committee include administration of our 2000 Employee Stock Option Plan, 1992 Employee Stock Option Plan and the negotiation and review of all employment agreements of our executive officers. During the fiscal year ended June 30, 2006, the Management Resources and Compensation Committee held one meeting.

Nominating and Corporate Governance Committee. The members of this committee are F. Ross Johnson, Charles C. Johnston, J. David Luce and J. Edward Sheridan, all of whom are independent members of our Board of Directors. Mr. Johnson serves as the chairman of this committee. Our Board of Directors has adopted a charter governing the activities of the Nominating and Corporate Governance Committee, which may be viewed online on our Web site at www.authentidatehc.com. Pursuant to its charter, the Nominating and Corporate Governance Committee’s tasks include reviewing and recommending to the Board issues relating to the Board’s composition and structure; establishing criteria for membership and evaluating corporate policies relating to the recruitment of Board members; implementing and monitoring policies regarding principles of corporate governance in order to ensure the Board’s compliance with its fiduciary duties to the company and its shareholders; and making recommendations regarding proposals submitted by shareholders. During the fiscal year ended June 30, 2006, the Nominating and Corporate Governance Committee held two meetings.

Strategic Planning Committee. We established our Strategic Planning Committee on December 7, 2005. The members of this committee are F. Ross Johnson, Charles Johnston, Suren Pai and John Waters. Mr. Johnston serves as Chairman of this committee. The functions of this committee include reviewing and making recommendations to our board regarding our long-term strategic business plan and annual business plan; reviewing and approving the reporting structure of our executive and senior management team; and reviewing and approving recommendations to the full board for major corporate transactions, including acquisitions and divestitures. During the fiscal year ended June 30, 2006, the committee held one meeting.

Executive Committee. We established our Executive Committee on December 7, 2005. The members of this committee are F. Ross Johnson, Charles Johnston, Suren Pai, Ranjit Singh and John Waters. Mr. Johnson serves as Chairman of this committee. The primary purpose of the Executive Committee is to exercise the authority of the board when the board is not in session, subject to certain limitations. For example, the Executive Committee has no power or authority to: (i) make, alter or repeal any by-law or any resolution or resolutions of the directors designating an Executive Committee; (ii) elect, appoint or remove any executive officer or director; (iii) approve any transaction in which any member of the Executive Committee may have a direct or indirect interest; (iv) approve the borrowing of any money greater than $500,000 per transaction in the aggregate; (v) approve any agreement to acquire the entirety or majority of any business or major assets of any other person or entity; (vi) change our principal business; (vi) designate or authorize the issuance of any shares of preferred stock; (vii) undertake a private placement or financing transaction involving debt or equity securities in excess of $500,000; or (viii) vary, by more than 10%, any budget previously approved by the board. During the fiscal year ended June 30, 2006, the Executive Committee did not meet.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks between the members of our Management Resources and Compensation Committee and any other entity. At present, Messrs. Luce, Goldman, Sheridan and Singh are the members of this committee. During the fiscal year ended June 30, 2006, none of the members of the Board’s compensation committee (a) was an officer or employee of AHC during the last fiscal year; (b) was formerly an officer of AHC or any of its subsidiaries; or (c) had any relationship with AHC requiring disclosure under Item 404 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own, directly or indirectly, more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities we issue. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such reports received by us, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the 2006 fiscal year.

Code of Ethics

On July 31, 2003, our Board of Directors approved the Code of Ethics and Business Conduct for our company. Our Code of Ethics and Business Conduct covers all our employees and Directors, including our Chief Executive Officer and Chief Financial Officer. During the fiscal year ended June 30, 2006, we did not waive any provisions of the Code of Ethics and Business Conduct. Our Code of Ethics and Business Conduct was filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003. We have also posted our Code of Ethics and Business Conduct on our Web site at http://www.authentidate.com, and may be found as follows:

1. From our main Web page, first click on “About Us”

2. Then click on “Corporate Governance”

3. Next, under “Corporate Governance,” click on “Code of Ethics”

We will post any amendments to or waivers from our Code of Ethics and Business Conduct at that location.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-K) compensation awarded to, earned by, or to paid during the years ended June 30, 2006, 2005 and 2004 to each of the named executive officers.

Summary Compensation Table

	Fiscal Year	Annual Compensation			Long Term Compensation Awards
Name and Principal Position		Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	No. of Securities Underlying Options/Sars
Surendra B. Pai,	2006	$350,000	$175,000	$30,000	$—	—
President and Chief Executive Officer (1)	2005	$222,115	$—	$15,000	$—	400,000

William A. Marshall,	2006	$98,500	$48,438	$12,588	$—	300,000
Chief Financial Officer and Treasurer (2)

Jan C. Wendenburg,	2006	$258,786	$153,508	$30,622	$—	25,000
President—	2005	$306,776	$—	$32,603	$—	—
Authentidate International AG (3) (4) (5)	2004	$292,962	$12,500	$22,020	$37,810	—

John J. Waters,	2006	$137,500	$—	$215,000	$—	—
Former Executive Vice President—	2005	$262,608	$103,125	$24,698	$—	300,000
Chief Administrative Officer (6)

Dennis H. Bunt,	2006	$131,405	$—	$51,281	$—	—
Former Chief Financial Officer (7)	2005	$159,020	$—	$9,994	$—	—
	2004	$159,179	$—	$8,162	$—	80,000

(1)	Mr. Pai became our President and Chief Executive Officer on November 15, 2004. Other compensation includes, automobile/living expenses of $30,000 for 2006 and $15,000 for 2005. Mr. Pai received a bonus payment in November 2005 in the amount of $175,000 for fiscal 2005.
(2)	Mr. Marshall became our Chief Financial Officer and Treasurer on February 15, 2005. Other compensation includes temporary living expenses of $12,588.
(3)	Annual salary, bonus and other compensation amounts are paid in Euros. Amounts reported for 2006 are based on (euro) 202,500 and (euros) 120,504 converted to US dollars at an average exchange rate of .785 (euros to dollars) over the fiscal year ended June 30, 2006. Mr. Wendenburg received his bonus payment in September 2005. Amount reported for 2005 is based on (euro) 241,003 converted to US dollars at an average exchange rate of .7856 (euros to dollars) over the fiscal year ended June 30, 2005. Amounts reported for 2004 are based on (euro) 246,000 converted to US dollars at an average exchange rate of 0.8397 (euros to dollars) over the fiscal year ended June 30, 2004.
(4)	Other compensation includes automobile and related expenses of $30,622, $32,603, and $22,020 for 2006, 2005 and 2004, respectively.
(5)	Reflects grant of 2,390 restricted shares of common stock on February 23, 2004, based on a market value of a share of our common stock on such date of $15.82.
(6)	Mr. Waters was hired on July 21, 2004 and became our Executive Vice President – Chief Administrative Officer on August 6, 2004. On January 9, 2006, we entered into a Termination Agreement and a separate consulting agreement whereby Mr. Waters relinquished his employment position effective January 1, 2006. The terms and conditions of these agreements are described in this Annual Report under the section “Employment, Severance and Change of Control Agreements”. Other compensation includes automobile/living expenses of $15,000 and consulting/severance payments of $200,000 in 2006 and automobile/living expenses of $24,698 for 2005.
(7)	On January 29, 2006, we entered into a Termination Agreement with Mr. Bunt whereby he resigned his position effective April 30, 2006. The terms and conditions of this agreement are described in this Annual Report under the section “Employment, Severance and Change of Control Agreements”. Other compensation includes (i) for 2006 $51,281 of severance payments ,(ii) for 2005, automobile expenses of $6,109 and 401K matching contributions of $3,885 and (iii) for 2004, automobile expenses of $3,271, premiums on life insurance of $176 and matching contributions to AHC’s 401(k) plan of $4,715.

Option/SAR Grants in Last Fiscal Year

	No. of Securities Underlying Options/SARS (B)	Percentage of Total Options/SARS Granted to Employees in Fiscal Year (C)	Exercise of Base Price ($/SH) (D)	Individual Grants	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Term
Name (A)				Expiration Date (E)	5% $ (F)	10% $ (G)
William A. Marshall	300,000	27.2%	$4.50	2/15/11	—	—

Jan C. Wendenburg	25,000	2.3%	$4.50	8/23/10	2,750	20,750

No Stock Appreciation Rights were granted to any of the named executive officers during the last fiscal year.

Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

The following table contains information with respect to the named executive officers concerning options held as of the year ended June 30, 2006.

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options as of June 30, 2006 Exercisable / Unexercisable	Value of Unexercised in-the-Money Options at June 30, 2006 (1) Exercisable / Unexercisable
Surendra B. Pai	-	-	337,500/62,500	-/-
William A. Marshall	-	-	-/300,000	-/-
Jan C. Wendenburg	-	-	150,000/25,000	-/-
John J. Waters	-	-	300,000/-	-/-
Dennis H. Bunt	-	-	231,849/-	6,000/-

(1) Based upon the closing price ($2.65 per share) of our common stock on June 30, 2006 less the exercise price for the aggregate number of shares subject to the options.

Employment, Severance and Change of Control Agreements

Surendra B. Pai

Mr. Pai, our President and Chief Executive Officer entered into a two year employment agreement with Authentidate, dated October 27, 2004 and effective November 15, 2004. The following is a summary of Mr. Pai’s employment agreement.

•	Annual base salary of $350,000.

•	Annual bonus potential of up to 50% of base salary, in the discretion of the Board, or if the Board so designates, the Management Resources and Compensation Committee of the Board based on the annual performance of the Company, except that the bonus for the first year of employment is guaranteed.

•	Grant of options to purchase 400,000 shares of our common stock at an exercise price of $6.58, which was equal to the closing price of Authentidate’s common stock on the date of grant. The options shall vest as follows: 100,000 shares shall vest on the date of grant and the balance of 300,000 options shall vest monthly, as long as Mr. Pai continues to be an employee of the Company, at the rate of 12,500 per month.

•	In the event of the termination of Mr. Pai’s employment by us without “cause” or by Mr. Pai for “good reason,” as those terms are defined in Mr. Pai’s employment agreement, he would be entitled to: (a) all compensation accrued but not paid as of the termination date; (b) the greater of (i) his base salary to the termination date or (ii) a severance payment equal to twelve months of his base salary in effect as of the termination date, or if greater, his base salary in effect within 90 days of the termination date; and (c) continued participation in our benefit plans (or comparable plans) for the longer of the natural expiration of the agreement or the end of the month of the one-year anniversary of the termination of his employment.

•	If Mr. Pai’s employment is terminated by us for “cause” or by him without “good reason,” he is not entitled to any further compensation or benefits other than his accrued and unpaid compensation.

•

With respect to the options granted to Mr. Pai, in the event Mr. Pai’s employment is terminated by Authentidate without “cause” or by Mr. Pai for “good reason,” then all options granted to Mr. Pai pursuant to the employment agreement shall become immediately become fully vested and the exercise period in which he may exercise such options shall be extended to the duration of the original term of the option as if Mr. Pai remained employed by Authentidate. In the event Mr. Pai’s employment is terminated by Authentidate for “cause,” then all options granted and not exercised as of the termination date shall terminate immediately and be null and void. Finally, in the event that Mr. Pai terminates his employment with us other than for “good reason,” then the options, to the extend vested as of the termination date, shall remain exercisable in accordance with their terms for a period of three months following the termination date, but in no event after the expiration of the exercise period.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Pai incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code, provided that the event which caused the imposition of the excise tax is either (i) a change of control (as defined in Mr. Pai’s Employment Agreement) that is a sale or merger of the Company for a valuation of at least $13.75 per share; (ii) a transaction approved by the Board; or (iii) a change of control as otherwise defined in Mr. Pai’s Employment Agreement.

William A. Marshall

Mr. Marshall, our Chief Financial Officer and Treasurer entered into an at-will employment agreement with Authentidate effective as of February 15, 2006. The following is a summary of Mr. Marshall’s employment agreement.

•	Annual base salary of $260,000.

•	Annual bonus targeted at 50% of base salary, in the discretion of the Board, or if the Board so designates, the Management Resource and Compensation Committee of the Board, based on the annual performance of the Company, except that the bonus for the fiscal year ending June 30, 2006 shall be guaranteed, pro rata , from the date his employment commenced. Mr. Marshall was also provided with an allowance of $75,000 for reimbursement of temporary living and relocation expenses and will be covered by health and similar benefits made available to the Registrant’s senior management.

•	Grant of options to purchase 300,000 shares of the our common stock at an exercise price of $4.50, which options vest as follows: 100,000 shares vest on the one-year anniversary of the date of grant and the balance of 200,000 options shall vest monthly, as long as Mr. Marshall continues to be an employee of the company, in equal amounts over the subsequent 24 months.

•	In the event of the termination of Mr. Marshall’s employment by the company without “cause” or by Mr. Marshall for “good reason,” as those terms are defined in the employment agreement, he would be entitled to: (a) all compensation accrued but not paid as of the termination date; (b) a severance payment equal to twelve months of his base salary; and (c) continued participation in the Registrant’s benefit plans (or comparable plans) during the period in which he is receiving the severance payment.

•	If Mr. Marshall’s employment is terminated by us for “cause” or by him without “good reason,” he is not entitled to any further compensation or benefits other than his accrued and unpaid compensation.

•	With respect to the options granted to Mr. Marshall, in the event his employment is terminated by the Company without “cause” or by him for “good reason,” then all options granted to him shall become immediately fully vested and the exercise period in which he may exercise such options shall be extended to the duration of the original term of the option. In the event Mr. Marshall’s employment is terminated by Authentidate for “cause,” then all options granted and not exercised as of the termination date shall terminate immediately and be null and void. In the event that Mr. Marshall terminates his employment other than for “good reason,” then the options, to the extent vested as of the termination date, shall remain exercisable in accordance with their terms for a period of three months following the termination date, but in no event after the expiration of the exercise period.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the first anniversary of the date of cessation of Mr. Marshall’s employment.

Jan C. Wendenburg

On March 23, 2005, we entered into a new employment agreement with Jan C. Wendenburg, who currently serves as the Chief Executive Officer of our German subsidiary, Authentidate International, AG. The agreement, which is effective as of March 15, 2005 and expires on March 31, 2007, sets forth the terms and conditions of Mr. Wendenburg’s continued employment as the Chief Executive Officer of Authentidate International. The following is a description of Mr. Wendenburg’s employment agreement.

•	Annual base salary of (euro) 200,000 for the period April 1, 2005 through March 31, 2006 and (euro) 210,000 from April 1, 2006 until expiration.

•	Commencing with the fiscal year beginning July 1, 2005, and for each fiscal year during the term of the agreement, the Management Resources and Compensation Committee of the Board of Directors shall establish an Executive Bonus Plan for Mr. Wendenburg, which will provide for the payment of a bonus of up to a maximum of 50% of his base salary, which shall be contingent on the achievement of certain financial metrics to be established by the Committee. The agreement also specifies that Mr. Wendenburg is entitled to receive other employee benefits available to senior management.

•	In the event of the termination of Mr. Wendenburg’s employment by us without “cause” or if we determine not to renew the agreement, Mr. Wendenburg shall be entitled to receive as a severance payment an amount equal to his base salary in effect at the time of termination for the greater of (i) the balance of the initial term of the agreement or (ii) one year from the date of termination, payable in accordance with the Authentidate’s regular payroll periods.

•	Mr. Wendenburg shall be eligible to receive employee stock options under the Executive Officer Stock Option program to be established by the Management Resources and Compensation Committee of the Board of Directors.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the first anniversary of the date of cessation of Mr. Wendenburg’s employment.

John T. Botti

As of July, 2003, we entered into a three year employment agreement with Mr. John T. Botti, then our Chief Executive Officer, which was scheduled to expire on June 30, 2006. However, effective November 15, 2004, Mr. Botti no longer served as our President and Chief Executive Officer. In connection with his employment agreement, we are obligated to pay Mr. Botti certain severance benefits (unless he is terminated for cause or resigns for other than “good reason”), including (a) all compensation accrued but not paid as of the termination date; (b) the greater of (i) his base salary to the termination date or (ii) a severance payment equal twenty-four months of his base salary, including any regularly scheduled increases in the base salary; (c) continued participation in our benefit plans; (d) accelerated vesting of all options granted to him; and (e) continuation of the exercise period in which he may exercise such options up to the duration of the original term of the options. Mr. Botti’s salary at the time of his departure was $402,628. On February 7, 2005, we entered into an Agreement and Release with Mr. Botti. Pursuant to the Agreement, we will pay him the severance payments as described above and agreed to retain Mr. Botti to provide consulting services to us for a period of one year. Under this consulting arrangement and in accordance with the terms of a separate consulting agreement, we agreed to pay Mr. Botti a monthly retainer of $10,000 in consideration of his provision of such services as may be requested by our Chief Executive Officer.

John J. Waters

On September 20, 2004, we entered into a two year employment agreement with John J. Waters, then serving as our Executive Vice President – Chief Administrative Officer and a director. The agreement provided for the following terms: (a) base salary of $275,000, (b) annual discretionary bonus potential of up to 50% of base salary, (c) grant of options to purchase 300,000 shares of the common stock at an exercise price of $5.85, subject to vesting requirements as follows: 75,000 options vested on the date of grant, 18,750 vested on the one-month anniversary of the date of grant and the remainder shall vest in equal amounts of 9,375 on a monthly basis, (d) in the event of the termination of Mr. Waters’ employment by us without “cause” or by Mr. Waters for “good reason,” as those terms are defined in his employment agreement, he would be entitled to: (a) a payment equal to the greater of his base salary to the termination date or a severance payment equal to six months of his base salary in effect as of the termination date.

On January 9, 2006, we entered into a Termination Agreement and a separate consulting agreement with John J. Waters, our Executive Vice President–Chief Administrative Officer and a member of our board of directors. Pursuant to the Termination Agreement, Mr. Waters relinquished his employment position in favor of a consulting relationship, effective as of January 1, 2006. We agreed to pay and/or provide to Mr. Waters (a) an amount of approximately $350,000, in accordance with the terms and conditions of the consulting agreement; (b) an amount of $5,000 for attorneys’ fees; and (c) the accelerated vesting of all options granted to him, along with the continuation of the exercise period for the duration of their original term. Mr. Waters continues to serve on our board of directors.

Dennis H. Bunt

In October 2000, we entered into an employment agreement with with Dennis H. Bunt, then serving as our Chief Financial Offer.

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

Compensation of Directors

Effective January 20, 2005 our non-executive directors are compensated as follows. Our non-executive directors will continue to receive equity compensation under the Non-Executive Director Stock Option Plan, as amended on March 4, 2004.

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

Our non-executive directors receive 40,000 stock options upon being elected to the Board and have the ability to purchase up to $100,000 restricted shares of our common stock at a per share purchase price of 80% of the fair market value of our common stock during the initial twelve month period following their election to the Board. Our non-executive directors will continue to receive options to purchase 10,000 shares for each year of service under the Non-Executive Director Stock Option Plan and are reimbursed for expenses incurred in order to attend meetings of the Board of Directors.

In addition, our board established an advisory committee, called the Technology Advisory Committee during the 2005 fiscal year in order to render advice on our technology and product development efforts. The board appointed Mr. Ranjit C. Singh, who currently is one of our independent directors, to serve as the Chairman of this committee, and named Mr. Taher Elgamal as a member. In order to compensate members for service on this committee, the board determined that current independent board members serving on the Technology Advisory Committee shall receive the same cash compensation for service on such committee as members of other board committees. The board further resolved that members of the Technology Advisory Committee, who are neither employees nor directors of Authentidate, shall receive $1,000 per meeting as cash compensation for service on the Technology Advisory Committee and an award of 5,000 options upon joining this committee and each anniversary date of such person’s service pursuant to our Non-executive Director Stock Option Plan.

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

Under the terms of the 2000 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422 of the Code, or options which do not so qualify (“Non-ISOs”). As of June 30, 2006, there were outstanding an aggregate of approximately 4,284,000 options under the 2000 Plan, with exercise prices ranging from $2.00 to $16.00.

The 2000 Plan is administered by the Management Resources and Compensation Committee designated by our Board of Directors. This committee has the discretion to determine:

•	the eligible employees to whom, and the times and the price at which, options will be granted;

•	whether such options shall be ISOs or Non-ISOs;

•	the periods during which each option will be exercisable; and

•	the number of shares subject to each option.

The Board or Committee shall have full authority to interpret the 2000 Plan and to establish and amend rules and regulations relating thereto.

Under the 2000 Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent stockholder (as defined in the 2000 Plan) such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-ISOs options may be less than such fair market value. The aggregate fair market value of shares subject to options granted to a participant which are designated as ISOs which become exercisable in any calendar year shall not exceed $100,000. The “fair market value” will be the closing NASDAQ price, or if our common stock is not quoted by NASDAQ, as reported by the National Quotation Bureau, Inc., or a market maker of our common stock, or if the common stock is not quoted by any of the above, by the Board of Directors acting in good faith.

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

Non-Executive Director Stock Option Plans

In January, 2002, our shareholders approved the 2001 Non-Executive Director Stock Option Plan. Options are granted under the 2001 Director Plan until December, 2011 to (i) non-executive directors as defined and (ii) members of any advisory board we may establish who are not full-time employees of us or any of our subsidiaries. Under the 2001 Director Plan, each non-executive director will automatically be granted an option to purchase 20,000 shares upon joining the Board and an option to purchase 10,000 shares each September 1st thereafter, pro rata, based on the time the director has served during the prior year. The term non-executive director refers to those of our directors who are not otherwise a full-time employee of AHC or any subsidiary. In addition, each eligible member of an advisory board will receive, upon joining the advisory board, and on each anniversary of the effective date of his appointment, an option to purchase 5,000 shares of our common stock.

In February 2004, our shareholders approved two amendments to the 2001 Director Plan. First, shareholders approved an amendment to the 2001 Director Plan to increase the size of the option awards to eligible directors upon being initially elected or appointed to the Board to 40,000 options. Second, our shareholders approved an amendment to the 2001 Director Plan to provide that non-executive directors, upon joining the Board and for a period of one year thereafter, will be entitled to purchase restricted stock from us at a price equal to 80% of the closing price on the date of purchase up to an aggregate purchase price of $100,000.

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

As of June 30, 2006, there are 295,000 options outstanding under the 2001 Director Plan. The options outstanding have exercise prices ranging from $2.25 to $10.58. On September 1, 2006 and 2005, we granted an aggregate of 65,000 and 55,000, respectively, options to our non-employee directors pursuant to the 2001 Director Plan and 5,000 options to an advisory board member . These options have an exercise price of $2.03 and $3.00 per share, respectively.

The exercise price for options granted under the 2001 Director Plan is 100% of the fair market value of the common stock on the date of grant. The “fair market value” is the closing price of our common stock as reported by NASDAQ, or if our common stock is not quoted by NASDAQ, the closing bid price as reported by the National Quotation Bureau, Inc., or a market maker of our common stock, or if the common stock is not quoted by any of the above by the Board of Directors acting in good faith. The exercise price of options granted under the 2001 Director Plan must be paid at the time of exercise in cash. The term of each option commences on the date it is granted and unless terminated sooner as provided in the 2001 Director Plan, expires five years from the date of grant. The 2001 Director Plan must be administered by either our full Board of Directors or a committee of the Board consisting of not less than two officers who are not entitled to participate in the Director Plan. The administrator has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the administrator will make all determinations of the interpretation of the 2001 Director Plan. Options granted under the 2001 Director Plan are not qualified for incentive stock option treatment.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of June 30, 2006 which consist of the 2000 Employee Stock Option Plan, as amended, and the 2001 Non-Employee Director Stock Option Plan, as amended, Information concerning each of the aforementioned plans is set forth below following the caption “Shareholder Approved Option Plans.”

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)
Equity Compensation Plans Approved by Stockholders	$4,954,000	(1)	$4.86	$4,333,000	(2)
Equity Compensation Plans Not Approved by Stockholders	N/A		N/A	N/A

Total	$4,954,000		$4.86	$4,333,000

(1)	Includes 295,000 options issued pursuant to our 2001 Director Plan, as amended; and 4,284,000 options issued to employees pursuant to our 2000 Plan, as amended; and 375,000 options issued to a consultant but does not include 65,000 options issued pursuant to our 2001 Director Plan on September 1, 2006.
(2)	Consists of 4,008,000 options available for issuance pursuant to our 2000 Plan, as amended, and assumes the issuance of 325,000 options pursuant to our 2001 Director Plan, as amended, according to the following analysis. The 2001 Director Plan does not provide for a cap on the aggregate number of options which may be granted thereunder. All option grants under the 2001 Director Plan are non-discretionary; each non-employee director receives an option to purchase 10,000 shares (5,000 shares for advisory board members) of our common stock each September 1, pro rata, based on the length of such directors service during the preceding year. Accordingly, if the number and identity of our non-employee directors remains constant over the life of the 2001 Director Plan, we would issue a total of 325,000 options to our non-employee directors under the 2001 Director Plan, which number includes a total of 65,000 options issued on September 1, 2006 pursuant to the 2001 Director Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of September 1, 2006 with respect to (i) each director and each executive officer, (ii) all directors and officers as a group, and (iii) the persons (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of l934), known by us to be the beneficial owner of more than five (5%) percent of our common stock. Shares of common stock subject to options exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.

Type of Class	Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership (++)		Percent of Class (#)
Common	Surendra B. Pai c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive Berkeley Heights, NJ 07922	440,000	(1)	1.3%

Common	J. Edward Sheridan c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive Berkeley Heights, NJ 07922	50,000	(2)	*

Common	Charles C. Johnston c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive Berkeley Heights, NJ 07922	200,724	(3)	*

Common	J. David Luce c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive Berkeley Heights, NJ 07922	989,725	(4)	2.8%

Common	F. Ross Johnson c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive Berkeley Heights, NJ 07922	92,500	(5)	*

Common	Roger O. Goldman c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive Berkeley Heights, NJ 07922	72,500	(6)	*

Common	Ranjit C. Singh c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive Berkeley Heights, NJ 07922	59,500	(7)	*

Common	John J. Waters c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive Berkeley Heights, NJ 07922	317,000	(8)	*

Common	William A. Marshall c/o Authentidate Holding Corp. Connell Corporate Center Three Connell Drive Berkeley Heights, NJ 07922	-	(9)	*

Common	Jan C. Wendenburg c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive Berkeley Heights, NJ 07922	153,390	(10)	*

Common	Morgan Stanley and Morgan Stanley Capital Services, Inc. 1585 Broadway New York, New York 10036	2,770,747	(11)	8.1%

Common	NWQ Investment Management Company, LLC 2049 Century Park East, 16th Floor Los Angeles, CA 90067	1,785,342	(11)	5.2%

Common	Clint Coghill CCM Master Qualified Fund, Ltd. Coghill Capital Management, LLC One North Wacker Drive, Suite 4350 Chicago, IL 60606	3,363,626	(11)	9.8%

	Directors/Executive Officers as a group (1)(2)(3)(4)(5)(6)(7)(8)(9)(10)	2,375,339		6.6%

(++)	Unless otherwise indicated below, each director, officer and 5% stockholder has sole voting and sole investment power with respect to all shares that he beneficially owns.
(1)	Includes vested options to purchase 400,000 shares of common stock.
(2)	Includes vested options to purchase 50,000 shares of common stock.
(3)	Includes vested options to purchase 60,000 shares of common stock and the following securities held by J&C Resources, LLC: warrants to purchase 38,462 shares of common stock and 53,692 shares of common stock. Excludes 26,631 shares of common stock owned by CCJ Trust and 20,000 shares of common stock owned by FILIT Trust.
(4)	Includes vested options to purchase 57,500 shares of common stock. Includes warrants to purchase 104,471 shares of common stock and 827,754 shares of common stock owned by Duke 83, LLC.
(5)	Includes vested options to purchase 62,500 shares of common stock.
(6)	Includes vested options to purchase 57,500 shares of common stock.
(7)	Includes vested options to purchase 57,500 shares of common stock.
(8)	Includes vested options to purchase 300,000 shares of common stock and 17,000 shares of common stock owned by Mr. Waters’ spouse.
(9)	Excludes unvested options to purchase 300,000 shares of common stock.

(10)	Includes vested options to purchase 150,000 shares of common stock and excludes unvested options to purchase 25,000 shares of common stock.
(11)	Based solely on Schedule 13G filed by listed holder.
#	Based on 34,438,328 shares of common stock outstanding as of September 1, 2006.
*	Represents less than 1% of the issued and outstanding shares of common stock as of the date of this table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed herein, we have not entered into any material transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of our Common Stock.

For information concerning employment agreements with, and compensation of, our executive officers and directors, and for information relating to the severance arrangements we agreed to with our former Chief Executive Officer, former Chief Operating Officer, former Chief Administrative Officer, and former Chief Financial Officer see the disclosure in the section of this Annual Report on Form 10-K captioned “Employment, Severance and Change of Control Agreements.”

During the 2002 fiscal year we entered into certain loan and security arrangements involving Mr. John T. Botti, our former Chairman and Chief Executive Officer, principally relating to certain obligations to financial institutions secured by Mr. Botti’s stock in AHC. We initially established these arrangements in 2001, and agreed to certain modifications in February, 2002, as follows. In January, 2001, we made a loan of $317,000 to Mr. Botti so as to enable him to avoid a margin call on the shares of AHC common stock owned by him that were held in a brokerage account as the Board of Directors believed that failing to do so would have a material adverse impact on the market price of our stock (the “2001 Loan”). The 2001 Loan was collateralized by a lien on all of the shares of AHC owned by Mr. Botti, as well as shares issuable to Mr. Botti upon the exercise of stock options granted to him. On February 14, 2002, we agreed to loan an additional amount of $203,159 to Mr. Botti, which loan was also collateralized by a lien on all of shares of AHC owned by Mr. Botti or issuable to him (the “2002 Loan”). The 2001 Loan earned interest at the rate of 9% per annum and was due on January 5, 2003. The 2002 Loan earned interest at the rate of 6% per annum and was being repaid in bi-weekly installments of $5,000. In June 2003, these loans were paid in full in connection with the sale to us by Mr. Botti of the 100 shares of Series A Preferred Stock then owned by him. We agreed to pay Mr. Botti $850,000 for these shares. The shares of Series A Preferred Stock had been appraised at $1,100,000 by an independent nationally recognized appraisal and valuation firm. Payment terms were as follows: $70,000 in cash was paid at closing, $485,000 was offset against the 2002 Loan and 2001 Loan and the balance was paid in monthly installments of $15,000, without interest, beginning in July, 2003. In July 2004, our board of directors approved the repayment of the outstanding balance in full.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors of Authentidate has selected Eisner LLP, as its independent registered public accounting firm for the current fiscal year. As previously reported, we initially engaged Eisner LLP on April 28, 2005 following our dismissal of PricewaterhouseCoopers LLP on April 13, 2005. During the 2006 fiscal year, the audit services provided by Eisner LLP consisted of examination of financial statements, services relative to filings with the Securities and Exchange Commission, and consultation in regard to various accounting matters. The following table presents the total fees billed for professional audit and non-audit services rendered by our independent registered public accounting firms for the audit of our annual financial statements for the years ended June 30, 2006 and June 30, 2005, and fees billed for other services rendered by our independent registered public accounting firms during those periods.

	Year Ended June 30,
	2006	2005
Audit Fees (1)	$364,000	$298,000
Audit-Related Fees (2)	16,000	25,000
Tax Fees (3)	27,000	75,000
All Other Fees (4)	—	68,000

Total	$407,000	$466,000

(1)	Audit services consist of audit work performed on financial statements, audit work performed on internal control over financial reporting, reviews of Annual Reports on Form 10-K, reviews of financial statements and related Quarterly Reports on Form 10-Q during the fiscal year, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including consents for registration statement filings, and responding to SEC comment letters on annual and quarterly filings. During the fiscal years ended June 30, 2006 and 2005, all reported amounts were for services provided by Eisner LLP.
(2)	Audit-related services consist of assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, agreed upon procedures report, and accounting and regulatory consultations. During the fiscal years ended June 30, 2006 and 2005, all reported amounts were for services provided by Eisner LLP.
(3)	Tax services consist of all services performed by the independent auditor’s tax personnel, except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice. During the fiscal years ended June 30, 2006 and 2005, all reported amounts were for services provided by Eisner LLP and PricewaterhouseCoopers LLP, respectively.
(4)	Other services consist of those services not captured in the other categories. All reported amounts were paid to PricewaterhouseCoopers LLP.

Our Audit Committee has determined that the services provided by our independent registered public accounting firms and the fees we expensed for such services has not compromised the independence of our independent auditors.

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. Prior to engagement of the independent auditor for the next year’s audit, management will submit a detailed description of the audit and permissible non-audit services expected to be rendered during that year for each of four categories of services described above to the Audit Committee for approval. In addition, management will also provide to the Audit Committee for its approval a fee proposal for the services proposed to be rendered by the independent auditor. Prior to the engagement of the independent auditor, the Audit Committee will approve both the description of audit and permissible non-audit services proposed to be rendered by the independent auditor and the budget for all such services. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service.

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

Pursuant to Section 10A (i) (2) of the Securities Exchange Act of 1934, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by our independent registered public accounting firm. During the fourth quarter of fiscal 2006, the Audit Committee did not pre-approve the performance of any non-audit services by Eisner LLP.

Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. The Audit Committee has not authorized our independent registered public accounting firm to provide any additional non-audit services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following Financial Statements of AHC are set forth below:

•	Reports of Independent Registered Public Accounting Firms;

•	Consolidated Balance Sheets as of June 30, 2006 and 2005;

•	Consolidated Statements of Operations for the years ended June 30, 2006, 2005, and 2004;

•	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2006, 2005, and 2004;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005, and 2004; and

•	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

The following consolidated financial statement schedule for each of the years in the three year period ended June 30, 2006 is included pursuant to item 15 (d):

•	Schedule II, Valuation and Qualifying Accounts

(a)(3) Exhibits

The exhibits required by Item 15 (a) (3) are set forth in the Exhibit Index

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

By: /s/ Surendra B. Pai
Surendra B. Pai Chief Executive Officer, President and Director

Dated: September 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ F. Ross Johnson F. Ross Johnson	Chairman of the Board	September 13, 2006

/s/ Surendra B. Pai Surendra B. Pai	Chief Executive Officer, President and Director	September 13, 2006

/s/ J. Edward Sheridan J. Edward Sheridan	Director	September 13, 2006

/s/ Charles C. Johnston Charles C. Johnston	Director	September 13, 2006

/s/ J. David Luce J. David Luce	Director	September 13, 2006

/s/ Ranjit C. Singh Ranjit C. Singh	Director	September 13, 2006

/s/ Roger O. Goldman Roger O. Goldman	Director	September 13, 2006

/s/ John J. Waters John J. Waters	Director	September 13, 2006

/s/ William A. Marshall William A. Marshall	Chief Financial Officer and Principal Accounting Officer	September 13, 2006

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

Item No.	Description

2.1	Form of Stock Purchase Agreement dated as of March 4, 2002 by and among Authentidate Holding Corp., Authentidate International AG and PFK Acquisition Group I, LLC. (Exhibit 2.1 to Form 8-K dated March 15, 2002).

3.1	Certificate of Incorporation of Bitwise Designs, Inc.-Delaware (Exhibit 3.3.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

3.1.1	Certificate of Designation of Series B Preferred Stock (Exhibit 3.2.1 to Form 10-KSB dated October 4, 1999)

3.1.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

3.1.3	Certificate of Designations, Preferences and Rights and Number of Shares of Series C Convertible Preferred Stock (Exhibit 4.1 to Form 10-Q dated May 14, 2001).

3.1.4	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series C Convertible Preferred Stock (Exhibit 3.1.4 to Form 10-K dated September 26, 2001).

3.1.5	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series B Convertible Preferred Stock (Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2002).

3.1.6	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit C to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

3.2	By-Laws, as amended (Exhibit 3.2.1 to Form 10-Q for the quarter ended March 31, 2004).

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.2	Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494).

4.3	Form of Warrant issued in connection with Unit Offering (Exhibit 4.12 to Form 10-K dated September 30, 2002).

4.4	Form of Warrant, dated as of October 25, 2002, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated October 25, 2002).

4.5	Form of Warrant, dated as of May, 2003, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated May 30, 2003).

4.6	Form of Warrant, dated as of September 12, 2003, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated September 15, 2003).

4.7	Form of Warrant, dated as of September 22, 2003, issued in connection with private placement (Exhibit 4.1 to Form 8-K dated September 22, 2003).

10.1**	1992 Non-executive Directors stock option plan (Exhibit 10.11 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.2	Agreement and Plan of Merger by and among Bitwise Designs, Inc., Bitwise DJS, Inc., certain individuals and DJS Marketing Group, Inc. dated March 6, 1996 (Exhibit 2 to Form 8-K dated March 22, 1996)

10.3++	Joint Venture Agreement between The Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.30 to the Company’s Form 10-KSB dated June 30, 2000)

10.4++	Technology License Agreement between The Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.31 to the Company’s Form 10-KSB dated June 30, 2000)

10.5**	2000 Employee Stock Option Plan (filed as Exhibit 2 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

10.6	Form of Security Exchange Agreement entered into between Authentidate Holding Corp., Authentidate, Inc. and certain security holders of Authentidate, Inc. (Exhibit 10.15 to the Company’s Form 10-K dated September 26, 2001)

10.7**	2001 Non-Executive Director Stock Option Plan (filed as Exhibit A to Proxy Statement dated December 18, 2001, as filed with the Commission).

10.8	Form of Letter of Credit dated as of May 6, 2002 between DJS Marketing Group, Inc. and Transamerica (filed as Exhibit 10.2 to Form 10-Q dated May 15, 2002).

10.9	Form of Unit Purchase Agreement entered into between Authentidate Holding Corp. and certain investors (Exhibit 10.21 to Form 10-K dated September 30, 2002).

10.10	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors (Exhibit 10.22 to Form 10-K dated September 30, 2002).

10.11++	Strategic Alliance Agreement between Authentidate Holding Corp., Authentidate, Inc. and United States Postal Service dated as of July 31, 2002. (Exhibit 10.23 to Form 10-K dated September 30, 2002).

10.12	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of October 25, 2002 (Exhibit 10.1 to Form 8-K dated October 25, 2002).

10.13	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of October 25, 2002 (Exhibit 10.2 to Form 8-K dated October 25, 2002).

10.14	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of May 21, 2003 (Exhibit 10.1 to Form 8-K dated May 30, 2003).

10.15	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of May 21, 2003 (Exhibit 10.2 to Form 8-K dated May 30, 2003)

10.16	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of September 12, 2003 (Exhibit 10.1 to Form 8-K dated September 15, 2003).

10.17	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of September 12, 2003 (Exhibit 10.2 to Form 8-K dated September 15, 2003).

10.18	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and a certain investor, dated as of September 22, 2003 (Exhibit 10.1 to Form 8-K dated September 22, 2003).

10.19	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and a certain investor, dated as of September 22, 2003 (Exhibit 10.2 to Form 8-K dated September 22, 2003).

10.20	Form of Securities Purchase Agreement dated as of January 28, 2004 (Filed as Exhibit 10.1 to Current Report on Form 8-K dated February 5, 2004).

10.21	Form of Registration Rights Agreement (Filed as Exhibit 10.2 to Current Report on Form 8-K dated February 5,

2004).

10.22++	Agreement among Trac Medical Solutions, Inc., Homecare Association, LLC and bConnected Software, Inc. dated February 12, 2004 (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004).

10.23++	Product Development and License Agreement between Trac Medical Solutions, Inc. and bConnected Software, Inc. dated February 12, 2004 (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004).

10.24**	2000 Employee Stock Option Plan, as amended (filed as Exhibit B to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

10.25**	Form of Stock Option Award Pursuant to 2000 Employee Stock Option Plan, as amended (filed as Exhibit 10.30.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.26**	2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit D to Definitive Proxy Statement dated December 31, 2003, as filed with the Securities and Exchange Commission).

10.27**	Form of Stock Option Award Pursuant to 2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit 10.31.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.28**	Employment Agreement between John T. Botti and Authentidate Holding Corp. (filed as Exhibit 10.32 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.29**	Employment Agreement between John J. Waters and Authentidate Holding Corp. (filed as Exhibit 10.1 to Current Report on Form 8-K dated September 20, 2004).

10.30**	Employment Agreement between Surendra Pai and Authentidate Holding Corp. (filed as Exhibit 10.1 to Current Report on Form 8-K dated October 27, 2004).

10.31**	Settlement Agreement and Release between John T. Botti and Authentidate Holding Corp. (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004).

10.32	Consulting Agreement between John T. Botti and Authentidate Holding Corp. (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004).

10.33**	Settlement Agreement and Release between Peter R. Smith and Authentidate Holding Corp. (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004).

10.34**	Employment Agreement between Jan C. E. Wendenburg and Authentidate Holding Corp. and Authentidate International A.G. (filed as Exhibit 10.1 to Current Report on Form 8-K dated March 23, 2005).

10.35*#	Agreement between Liberty Medical Group, Inc. and Authentidate Holding Corp. (filed as Exhibit 10.38 to Annual Report on Form 10-K for the fiscal year ended June 30, 2005).

10.36	Lease Agreement dated as of July 5, 2005 between Authentidate Holding Corp. and The Connell Company (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 11, 2005).

10.37**	Termination Agreement between Authentidate Holding Corp. and John J. Waters (filed as Exhibit 10.1 to Current Report on Form 8-K dated January 9, 2006).

10.38**	Consulting Agreement between Authentidate Holding Corp. and John J. Waters (filed as Exhibit 10.2 to Current Report on form 8-K dated January 9, 2006).

10.39**	Termination Agreement between Authentidate Holding Corp. and Dennis H. Bunt (filed as Exhibit 10.1 to Current Report on Form 8-K dated January 26, 2006).

10.40**	Employment Agreement between William A. Marshall and Authentidate Holding Corp. (filed as Exhibit 10.1 to Current Report on Form 8-K dated February 15, 2006).

14	Code of Ethics (Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

16.1	Letter from PricewaterhouseCoopers LLP to the Registrant filed with the Securities and Exchange Commission dated April 19, 2005 (filed as Exhibit 16.1 to Current Report on Form 8-K dated April 19, 2005).

21*	Subsidiaries of Registrant

23.1*	Consent of Eisner LLP

23.2*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

** Indicates a management contract or compensatory plan or arrangement.

Authentidate Holding Corp. and Subsidiaries

Index to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Authentidate Holding Corp.

We have audited the accompanying consolidated balance sheets of Authentidate Holding Corp. and subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Authentidate Holding Corp. and subsidiaries as of June 30, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In connection with our audits of the financial statements referred to above, we audited Schedule II-Valuation and Qualifying Accounts. In our opinion, this schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

As discussed in Note 2 to the accompanying Consolidated Financial Statements, on July 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payments.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Authentidate Holding Corp.’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 11, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ Eisner LLP

New York, New York

September 11, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Authentidate Holding Corp.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Authentidate Holding Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Authentidate Holding Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Authentidate Holding Corp. maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, Authentidate Holding Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Authentidate Holding Corp. and subsidiaries as of June 30, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended and our report dated September 11, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ Eisner LLP

New York, New York

September 11, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Authentidate Holding Corp. and Subsidiaries

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the results of operations and cash flows of Authentidate Holding Corp. and Subsidiaries for the year ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Albany, New York

September 3, 2004, except for the paragraph appearing

under “Revisions in the Classification of Certain Securities”

in Note 1, as to which the date is August 16, 2005 and

the last two paragraphs in Note 2, as to which the date

is September 12, 2006

Authentidate Holding Corp. and Subsidiaries

Consolidated Balance Sheet

	June 30,
(in thousands)	2006	2005
Assets
Current assets
Cash and cash equivalents	$9,366	$6,429
Restricted cash	521	142
Marketable securities	36,539	56,075
Accounts receivable, net of allowances of $518 and $407	2,757	3,231
Prepaid expenses and other current assets	825	783

Total current assets	50,008	66,660
Property and equipment, net	3,945	3,879
Other assets
Software development costs, net	1,926	412
Goodwill	7,341	7,341
Other assets	1,314	1,417

Total assets	$64,534	$79,709

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$5,925	$4,077
Deferred revenue	1,988	2,060
Other current liabilities	57	517

Total current liabilities	7,970	6,654
Long-term deferred revenue	229	446
Other long-term accrued liabilities	—	247

Total liabilities	8,199	7,347

Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value; 5,000 shares authorized Series B, 28 shares issued and outstanding	3	3
Common stock, $.001 par value; 75,000 shares authorized, 34,413 and 34,399 issued and outstanding in 2006 and 2005, respectively	34	34
Additional paid-in capital	162,386	160,489
Accumulated deficit	(105,992)	(88,101)
Accumulated other comprehensive loss	(96)	(63)

Total shareholders’ equity	56,335	72,362

Total liabilities and shareholders’ equity	$64,534	$79,709

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statement of Operations

	Year Ended June 30,
(in thousands, except per share data)	2006	2005	2004
Net sales
Products	$15,297	$16,196	$17,886
Services	1,275	1,357	1,356

Total net sales	16,572	17,553	19,242

Cost of sales
Products	6,961	8,444	11,901
Services	543	561	512

Total cost of sales	7,504	9,005	12,413

Gross profit	9,068	8,548	6,829

Selling, general and administrative expenses	25,004	21,477	14,032
Product development expenses	3,996	3,139	2,377
Goodwill and intangible impairment	—	4,767	1,179

Total operating expenses	29,000	29,383	17,588

Loss from operations	(19,932)	(20,835)	(10,759)

Other income
Interest and other income	2,127	1,678	1,304
Interest expense	(18)	(16)	(6,232)

	2,109	1,662	(4,928)

Loss before income taxes	(17,823)	(19,173)	(15,687)
Income tax (expense) benefit	—	(11)	18

Net loss	$(17,823)	$(19,184)	$(15,669)

Basic and diluted loss per common share	$(0.52)	$(0.57)	$(0.59)

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Year Ended	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)

	Number of Shares	$.10 Par Value	Number of Shares	$.001 Par Value
Balance June 30, 2003	32	$3	20,388	$20	$66,917	$(53,062)	$(9)	$13,869	$(9,901)

Exercise of stock warrants			2,003	2	5,459			5,461
Exercise of stock options			897	1	3,673			3,674
Convert Series C preferred stock	(4)		743	1				1
Options and warrants for services					756			756
Cost to register common shares					(93)			(93)
Convert debt to common stock			3,352	4	8,892			8,896
Currency translation adjustment							(65)	(65)	(65)
Cost of private equity offerings					(561)			(561)
Private equity offerings			5,527	6	69,865			69,871
Convertible debenture interest paid in common shares			40		117			117
Debt discount and beneficial conversion for issuance of convertible debentures, net					2,288			2,288
Deferred financing costs					277			277
Preferred stock dividends						(115)		(115)
Restricted shares compensation			2		12			12
Net loss						(15,669)		(15,669)	(15,669)

Balance June 30, 2004	28	3	32,952	33	157,602	(68,846)	(74)	88,718	$(15,734)

Exercise of stock warrants			841	1	1,371			1,372
Exercise of stock options			600		824			824
Options and warrants for services					640			640
Cost to register common shares					(10)			(10)
Currency translation adjustment							10	10	10
Preferred stock dividends			6		62	(70)		(8)
Net loss						(19,184)		(19,184)	(19,184)

Balance, June 30, 2005	28	3	34,399	34	160,489	(88,101)	(63)	72,362	$(19,174)

Cost to register common shares					(2)			(2)
Currency translation adjustment							(33)	(33)	(33)
Exercise of stock options			14		30			30
Preferred stock dividends						(68)		(68)
Share-based compensation expense					1,869			1,869
Net loss						(17,823)		(17,823)	(17,823)

Balance, June 30 2006	28	$3	34,413	$34	$162,386	$(105,992)	$(96)	$56,335	$(17,856)

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	Year Ended June 30,
(in thousands)	2006	2005	2004
Cash flows from operating activities
Net loss	$(17,823)	$(19,184)	$(15,669)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,604	1,440	1,160
Provision for doubtful accounts receivable	118	47	75
Share-based compensation	1,869	—	190
Amortization of deferred financing and debt discount	—	—	5,943
Dividends and interest paid in stock	—	62	117
Warrants and options for services	—	640	578
Goodwill and other intangible asset impairment	—	4,767	1,178
NYS grant income	—	—	(732)
Changes in assets and liabilities:
Accounts receivable	342	(239)	531
Prepaid expenses and other current assets	(52)	(177)	(337)
Accounts payable and accrued expenses	1,112	1,388	(837)
Deferred revenue	(279)	624	1,143

Net cash used by operating activities	(13,109)	(10,632)	(6,660)

Cash flows from investing activities
Restricted cash	(379)	223	(365)
Purchases of property and equipment	(984)	(1,252)	(242)
Other intangible assets acquired	(80)	(362)	(492)
Capitalized software development costs	(2,022)	(529)	(434)
Investment in affiliated companies	—	(750)	—
Net sales (purchases) of marketable securities	19,536	(7,150)	(48,925)
Acquisition of business, net of cash acquired	—	(125)	—
Other, net	—	—	23

Net cash provided by (used in) investing activities	16,071	(9,945)	(50,435)

Cash flows from financing activities
Proceeds from private equity offerings	—	—	69,553
Stock options and warrants exercised	30	2,195	9,135
Dividends paid	(68)	(35)	(70)
Sale of convertible debentures, net	—	—	2,370
Principal payments on obligations under capital leases	(20)	(78)	(120)
Deferred financing costs	—	—	(137)
Principal payments on long term debt	—	—	(280)
Payment of mortgage	—	—	(1,282)
Payment of registration costs	(2)	(10)	(93)
Net borrowings (payments) under line of credit	68	(142)	(306)
Other	—	—	(6)

Net cash provided by financing activities	8	1,931	78,764

Effect of exchange rate changes on cash flows	(33)	10	(65)

Net increase (decrease) in cash and cash equivalents	2,937	(18,636)	21,604
Cash and cash equivalents, beginning of period	6,429	25,065	3,461

Cash and cash equivalents, end of period	$9,366	$6,429	$25,065

The accompanying notes are an integral part of the consolidated financial statements.

Authentic Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

1. Description of Business and Summary of Significant Accounting Policies

Authentidate Holding Corp. (AHC) is a worldwide provider of secure enterprise workflow management solutions. Through its subsidiaries, AHC provides software applications and services that address a variety of business needs for our customers, including reducing costs, improving productivity and enhancing compliance with regulatory requirements. Our scalable software solutions focus on workflow management, content authentication and electronic signature services. We also provide document management solutions and security products and services.

We are organized into three businesses or operating segments based on software and service offerings. Each of these businesses serves different markets and has different opportunities and challenges. The majority of our segment assets are located in the US and we derive the majority of our revenues from external customers located in the US. The revenues and profit and loss measures for each of our segments, as well as a discussion of the geographic areas from where we derive revenues from external customers, is set forth in Note 17.

Principles of Consolidation

The financial statements include the accounts of Authentidate Holding Corp. and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments where we do not exercise significant influence over the investee are accounted for under the cost method.

Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. At June 2006 and 2005 cash equivalents consisted primarily of investments in high quality short term investments such as commercial paper and overnight interest bearing deposits.

Marketable Securities

Our marketable securities are generally comprised of auction rate securities rated AAA or AA by one or more national rating agencies. The auction rate securities have contractual maturities of up to 30 years, but generally have interest re-set dates that occur every 7, 28 or 35 days and despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities at ongoing auctions every 35 days or less. We classify our investments in auction rate securities as “available for sale.” These investments are recorded at cost which approximates fair market value due to their variable interest rates, which typically reset every 7, 28 or 35 days. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our current investments. All income generated from these investments is recorded as interest income. Because we do not hold any auction rate security longer than one year, such securities have been classified as current assets.

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

Authentic Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

Long-Lived Assets

Long-lived assets, including property and equipment, software development costs, patent costs, trademarks and licenses are reviewed for impairment using an undiscounted cash flow approach whenever events or changes in circumstances such as significant changes in the business climate, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable.

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

Software Development Costs

Software development and modification costs incurred subsequent to establishing technological feasibility are capitalized and amortized based on anticipated revenue for the related product with an annual minimum equal to the straight-line amortization over the remaining economic life of the related products (generally three years). Amortization expense of $508,000, $402,000 and $291,000 for the years ended June 30, 2006, 2005 and 2004, respectively, is included in cost of sales.

Goodwill

Goodwill is reviewed for impairment annually or whenever events such as significant changes in the business climate, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. We perform our annual goodwill impairment test at the end of each fiscal year using a discounted cash flow approach .

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

Revenue Recognition

Revenue is derived from hosted application transaction fees, software licenses, hardware sales, maintenance arrangements, hosting services and post contract customer support services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met: the delivered item has value to the customer on a stand alone basis; there is objective and reliable evidence of the fair value of the undelivered items in the arrangement, if the arrangement includes a general right of return relative to the delivered items, and delivery or performance of the undelivered item is considered probable and substantially in our control. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement. If these criteria are met, we allocate total revenue among the elements based on the sales price of each element when sold separately which is referred to as vendor specific objective evidence or VSOE.

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

Authentic Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

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

Advertising Expenses

We recognize advertising expenses as incurred. Advertising expense was $689,000, $758,000 and $778,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

Product Development Expenses

These costs represent research and development expenses and include salary and benefits, professional and consultant fees, amortization of licenses and supplies.

Currency Translation Adjustment

Assets and liabilities of foreign operations are translated at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are recorded as “Other Comprehensive Income (Loss)” and accumulated in shareholders’ equity in the caption “Accumulated Other Comprehensive Loss”.

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

Authentic Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

Share-Based Compensation

We apply Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (FAS 123R) to account for employee and director stock option plans. Share-based employee compensation expense is determined using the Black-Scholes option pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility, expected dividend payments and the risk-free interest rate over the expected life of the options.

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

We have no significant off-balance sheet arrangements at June 30, 2006. At June 30, 2006 and 2005 one customer represented approximately 10% of total accounts receivable. For the years ended June 30, 2006 and 2005, no customers accounted for more then 10% of consolidated net sales. One customer accounted for approximately 22% of consolidated net sales and 4% of consolidated gross profit for the year ended June 30, 2004.

Investment in Affiliates

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

Also, during fiscal 2005, the Company acquired Cryptcom Securities, Inc., in an asset purchase arrangement for $125,000. As a part of this acquisition we assumed certain liabilities and performance obligations for several customer contracts. The Cryptcom business is reported as part of our Security Software Solutions segment. As part of the asset purchase agreement we are obligated to pay an additional $425,000 in the event certain financial measures are achieved by this group. Additionally, we will pay an “earn-out” equal to a percentage of net income based on the performance of this group, for five years commencing on the earlier of December 6, 2007 or the fiscal year immediately following the fiscal year during which the additional purchase price has been earned. The purchase price was allocated to long-term intangible assets.

Present Accounting Standards Not Yet Adopted

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections – a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 requires companies that make a voluntary change in accounting principle to apply that change retrospectively to prior period’s financial statements, unless this would be impracticable. This statement will be effective for fiscal years beginning after December 15, 2005. The Company will comply with the provisions of this statement for any future accounting changes or error corrections.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” . FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

Authentic Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

2. Share-Based Compensation

Effective July 1, 2005, the Company adopted FAS 123R which requires all share-based payments, including grants of stock options, to be recognized in the income statement as a compensation expense, based on their fair values. Under the provisions of FAS 123R, the estimated fair value of options granted under the Company’s Employee Stock Option Plan and Non-Executive Director Stock Option Plan are recognized as compensation expense over the option-vesting period. The Company is using the modified prospective method, in which compensation expense is recognized beginning with the effective date of adoption of FAS 123R for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption that were unvested on the date of adoption.

Prior to July 1, 2005, the Company applied APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its employee share-based compensation. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

2000 Employees Stock Option Plan

In March 2001, the shareholders approved the 2000 Employees Stock Option Plan (the “2000 Plan”) which, as amended in February 2004, provides for the grant of options to purchase up to 10,000,000 shares of the Company’s common stock. The 2000 Plan expires in 2010 and replaced the 1992 Employees Stock Options Plan. Under the terms of the 2000 Plan, options granted thereunder may be designated as incentive stock options or non-qualified options.

The Plan is administered by a Compensation Committee (“Committee”) designated by the Board of Directors (“Board”). The Compensation Committee is comprised entirely of outside directors. The Board or the Committee, as the case may be, has the discretion to determine eligible employees and the times and the prices at which options will be granted, whether such options shall be ISOs or non-qualified options, the period during which each option will be exercisable and the number of shares subject to each option. Vesting generally occurs one-third per year over three years and options generally have a life of five years. The Board or the Committee has full authority to interpret the 2000 Plan and to establish and amend rules and regulations relating thereto. Under the 2000 Plan, the exercise price of an option designated as an ISO may not be less than the fair market value of the Company’s common stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent shareholder, the exercise price shall be at least 110% of such fair market value. The aggregate fair market value on the grant date of shares subject to options which are designated as ISOs which become exercisable in any calendar year, shall not exceed $100,000 per optionee.

The Board or the Committee may in its sole discretion grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option. As of June 30, 2006, 2005 and 2004, no loans had been granted or guaranteed. Loans may not be granted or guaranteed for executive officers.

In fiscal 2004, the Company granted advisory board members options to acquire 140,000 shares of Company common stock. The options were valued using the Black Scholes Model which resulted in a charge to operations in fiscal 2004 of approximately $489,000. These options were cancelled during the fiscal year ended June 30, 2005.

Authentic Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

Stock option activity under the 2000 Plan is as follows (in thousands, except per share and average life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2003	4,843	$4.38
Granted	1,275	8.18
Exercised	(811)	4.24
Forfeited	(894)	4.89

Outstanding, June 30, 2004	4,413	5.40
Granted	1,636	5.82
Exercised	(1,484)	7.72
Forfeited	(591)	1.37

Outstanding, June 30, 2005	3,974	5.31
Granted	1,113	4.50
Exercised	(14)	2.15
Forfeited	(789)	6.17

Outstanding, June 30, 2006	4,284	$4.95	2.55	$28

Exercisable at June 30, 2006	2,464	$4.89	2.49	$27

Expected to vest at June 30, 2006	1,394	$5.04	3.80	$—

Authentic Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

Unvested options as of June 30, 2006, and changes in such options during the year then ended are summarized below (in thousands, except per share and average life data):

	Number of Options	Weighted Average Grant Data Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Unvested balance, June 30, 2005	1,539	$1.25
Granted	1,113	0.79
Vested	(517)	1.13
Forfeited	(315)	1.31

Unvested balance, June 30, 2006	1,820	1.12	3.80	$—

2001 Non-Executive Director Stock Option Plan

In January 2002, our shareholders approved the 2001 Non-Executive Director Stock Option Plan to replace the 1992 Non-Executive Director Stock Plan and approved an amendment to the Plan in February 2004 (the “2001 Director Plan”). Under the 2001 Director Plan, options may be granted until December 2011 to (i) non-executive directors as defined and (ii) members of any advisory board established by the Company who are not full-time employees of the Company or any of its subsidiaries. The 2001 Director Plan, as amended, provides that each non-executive director will automatically be granted an option to purchase 40,000 shares upon joining the Board of Directors and 10,000 shares on each September 1st thereafter, prorated based upon the amount of time such person served as a director during the period beginning twelve months prior to September 1. Additionally, non-executive directors, upon joining the Board and for a period of one year thereafter, will be entitled to purchase restricted stock from the Company at a price equal to 80% of the closing price on the date of purchase up to an aggregate purchase price of $100,000. Each eligible director of an advisory board will receive, upon joining the advisory board, and on each September 1st thereafter, an option to purchase 5,000 shares of the Company’s common stock, providing such person has served as a director of the advisory board for the previous 12-month period.

The exercise price for options granted under the 2001 Director Plan is 100% of the fair market value of the common stock on the date of grant. The exercise price of options granted under the 2001 Director Plan must be paid at the time of exercise in cash. Options are non-qualified options, vest upon grant and generally have a life of five years unless terminated sooner, as provided in the 2001 Director Plan. The Plan is administered by a committee of the board of directors composed of not fewer than three persons who are officers of the Company (the “Committee”). The Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the 2001 Director Plan.

In fiscal 2007, the Company granted 65,000 options under the 2001 Director Plan at an exercise price of $2.03 per share.

Authentic Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

A schedule of director stock option activity is as follows (in thousands, except per share and average life data:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2003	160	$2.72
Options granted equal to market price	78	6.93
Options granted lower than market price	40	10.58
Options expired	(40)	10.58
Options exercised	(85)	2.71

Outstanding, June 30, 2004	153	4.87
Options granted equal to market price	117	5.60
Options exercised	(10)	0.85

Outstanding, June 30, 2005	260	5.36
Options granted equal to market price	55	3.00
Options expired	(20)	4.81
Options exercised	—

Outstanding, June 30, 2006	295	$4.95	2.86	$8

The effect on net loss and loss per share of utilizing the fair value method for the prior periods in comparison to the current period is as follows (in thousands, except per share data):

	Year Ended June 30,
	2006	2005	2004
Net loss as reported
Applicable to common shareholders	$(17,891)	$(19,254)	$(15,784)
Add: Total share-based employee compensation expense determined under fair value method	—	(3,907)	(4,201)
Deduct: share-based employee compensation charged to operations			190

Proforma net loss	$(17,891)	$(23,161)	$(19,795)

Basic and diluted loss per share
As reported	$(0.52)	$(0.57)	$(0.59)
Pro forma	$(0.52)	$(0.68)	$(0.73)

For the year ended June 30, 2006 the Company’s net loss included $1,869,000 of share-based compensation. Had the Company continued to account for share-based compensation under APB Opinion No. 25, basic and diluted loss per common share for the year ended June 30, 2006 would have been $0.46 compared to $0.52. Share based compensation expense included in the Company’s Statement of Operations for the years ended June 30, 2005 and 2004 was $0 and $190,000, respectively.

Authentic Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

The impact of share-based compensation expense on the Statement of Operations is as follows (in thousands, except per share data):

	Year Ended June 30,
	2006	2005	2004
Loss from operations before share-based compensation expense	$(18,063)	$(20,835)	$(10,759)
Share-based compensation expense	(1,869)	—	—

Loss from operations	$(19,932)	$(20,835)	$(10,759)

Net loss before share-based compensation expense	$(15,954)	$(19,184)	$(15,669)
Share-based compensation expense	(1,869)	—	—

Net loss	$(17,823)	$(19,184)	$(15,669)

Basic and diluted loss per share before share-based compensation expense	$(0.46)	$(0.57)	$(0.59)
Share-based compensation expense	(0.06)	—	—

Basic and diluted loss per share	$(0.52)	$(0.57)	$(0.59)

Share-based compensation expense had no effect on our cash flows.

Share-based compensation expense by category is as follows (in thousands):

	Year Ended June 30,
	2006	2005	2004
SG&A expenses, net	$23,397	$21,477	$14,032
Share-based compensation expense	1,607	—	—

Total SG&A expenses	$25,004	$21,477	$14,032

Product development expenses, net	$3,753	$3,139	$2,377
Share-based compensation expense	243	—	—

Total product development expenses	$3,996	$3,139	$2,377

Cost of sales, net	$7,485	$9,005	$12,413
Share-based compensation expense	19	—	—

Total cost of sales	$7,504	$9,005	$12,413

Under the modified prospective method of transition under FAS 123R, the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under FAS 123R. Therefore, the results for fiscal 2006 are not directly comparable to results for fiscal 2005 and 2004.

Authentic Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

Prior to the adoption of FAS No. 123R, the Company presented cash flows resulting from the tax benefits of deductions from the exercise of stock options as operating cash flows in the Statements of Cash Flows. FAS No. 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not realize any tax benefits from the exercise of stock options during the year ended June 30, 2006.

The Company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The Company based its estimate of the life of these options on historical averages over the past five years. The Company retained a third party valuation firm to calculate expected volatility which was based on the Company’s historical stock volatility, historical stock volatility of comparable companies in the industry and implied volatilities based on the spot market for traded options in the Company and comparable companies in the industry. The assumptions used in the Company’s Black-Scholes calculations for fiscal 2006, 2005 and 2004 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Option Life (Months)
Fiscal year 2006	3.3% - 4.2%	0%	70.0%	33
Fiscal year 2005	3.0% - 3.6%	0%	95.3%	33
Fiscal year 2004	3.0% - 4.4%	0%	96.4%	33

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

As of June 30, 2006, there was approximately $1,302,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. This expense is expected to be recognized over a weighted-average period of 25 months.

During the year ended June 30, 2006 the Company issued 375,000 stock options to an independent consultant, exercisable at $3.75 per share. These options do not vest until the consultant realizes at least $1.0 million in sales of the Company’s Security Software Solutions products; therefore no expense has been recorded as no sales have been realized to date. These options are not included in the disclosures above. These options expire at the later of seven years from the grant date or five years from the vesting date.

The total intrinsic value of options exercised was $4,000, $2,223,000 and $6,522,000 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. The weighted average, grant date fair value of options granted during the fiscal years ended June 30, 2006, 2005 and 2004 was approximately $0.79, $1.55 and $2.11. The values were calculated using the Black-Scholes model.

The total fair value of shares vested was $1,572,000, $1,178,000 and $705,000 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Authentic Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

3. Loss per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Year Ended June 30,
	2006	2005	2004
Net loss	$(17,823)	$(19,184)	$(15,669)
Preferred stock dividends	(68)	(70)	(115)

Net loss applicable to common shareholders	$(17,891)	$(19,254)	$(15,784)

Weighted average shares	34,405	33,831	26,981
Basic and diluted loss per common share	$(0.52)	$(0.57)	$(0.59)

All common stock equivalents were excluded from the loss per share calculation for all periods presented because the impact is antidilutive. At June 30, 2006, options (4,579,000), warrants (1,221,000), performance based consultant options (375,000), and convertible preferred stock (28,000 preferred shares convertible into 500,000 common shares) were outstanding. At June 30, 2005, options (4,234,000), warrants (1,276,000) and convertible preferred stock (28,000 preferred shares convertible into 500,000 common shares) were outstanding. At June 30, 2004, options (4,566,000), warrants (2,190,000) and convertible preferred stock (28,000 preferred shares convertible into 500,000 common shares) were outstanding.

4. Inventories

Inventories are included in other current assets and consist of the following (in thousands):

	June 30,
	2006	2005
Purchased components and raw materials	$471	$229
Finished goods	99	75

Total inventories	$570	$304

Authentic Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,		Estimated Useful Life In Years
	2006	2005
Building	$1,729	$1,729	40
Land	698	698	N/A
Machinery and equipment	3,870	4,647	3-6
Demonstration and rental computers	126	126	5-6
Furniture and fixtures	313	354	5-7
Leasehold improvements	240	104	5

	6,976	7,658
Less: Accumulated depreciation and amortization	(3,031)	(3,779)

	$3,945	$3,879

In June 1999, the Company completed construction of a new office/production facility in Schenectady, New York for approximately $2,300,000. The Company was awarded a grant totaling $1,000,000 from the Empire State Development Corporation (ESDC) (an agency of New York State) to be used towards the construction of the facility. The grant stipulated that the Company was obligated to achieve certain annual employment levels at the new site between January 1, 2002 and January 1, 2004. The Company did not achieve the agreed upon employment levels and reached a settlement agreement with the ESDC to repay $268,000 of the grant amount at the rate of $10,000 per month, interest free. Accordingly, $732,000 of the deferred grant was recognized as other income during fiscal year end June 30, 2004. The remaining $268,000 was reclassified to long-term debt and was repaid $48,000, $120,000, and $100,000 during fiscal years 2006, 2005 and 2004, respectively. The remainder of the financing for the new facility, totaling approximately $1,400,000, was provided by a local financial institution in the form of a mortgage loan which was repaid during the year ended June 30, 2004.

Depreciation expense on property and equipment for the years ended June 30, 2006, 2005 and 2004 was approximately, $918,000, $769,000, and $638,000, respectively.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30,
	2006	2005
Accounts payable and accrued expenses	$4,485	$2,648
Accrued severance	597	929
Litigation accrual	843	500

	$5,925	$4,077

Authentic Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

7. Line of Credit

A subsidiary of the Company has a $2,500,000 revolving line of credit with a financial institution that is collateralized by all of its assets and guaranteed by AHC. The agreement restricts the subsidiary from making cash advances to AHC without obtaining a waiver from the financial institution and requires the subsidiary to comply with certain financial covenants. The interest rate is prime plus 1.75% with a minimum prime rate of 7% (8.75% as of June 30, 2006). The subsidiary may borrow on this line based on a formula of qualified accounts receivable and inventory. The outstanding balance on this line of credit was approximately $183,000 at June 30, 2006

8. Income Taxes

Income tax (benefit) expense for the years ended June 30, 2006, 2005 and 2004 consists of currently payable state and local income taxes. At June 30, 2006, the Company has federal net operating loss carryforwards for tax purposes of approximating $83,000,000. These losses expire in various years between fiscal 2008 and fiscal 2026 and, because of significant changes in ownership during the prior years, may be subject to limitations on their utilization. At June 30, 2006, the Company has a foreign loss carryforward of approximately $6,523,000 which does not expire and can be carried forward indefinitely.

Pre-tax book (loss) from foreign sources totaled approximately $(991,000), $(1,289,000), and $(1,582,000) for the years ended June 30, 2006, 2005 and 2004, respectively.

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% as follows (in thousands):

	Year Ended June 30,
	2006	2005	2004
Computed expected tax benefit	$(6,060)	$(6,519)	$(5,333)
Increase in valuation allowance	—	—	1,916
Effect on valuation allowance of adjustment to net operating loss carryforward	6,671	6,087	1,245
Nondeductible goodwill impairment	—	1,621	401
Nondeductible interest expense	—	—	2,020
State income taxes, net of federal benefit	(1,147)	(1,653)	(825)
Nondeductible foreign losses	337	438	538
Other nondeductible amounts	199	37	21

Income tax expense (benefit)	$—	$11	$(17)

Authentic Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

The components of deferred tax assets and liabilities consist of the following (in thousands):

	June 30,
	2006	2005
Deferred tax asset:
Allowance for doubtful accounts	$213	$152
Inventories	77	75
Investments in affiliated companies	297	316
Other intangible assets	135	1,032
Deferred compensation	815	187
Accrued expenses and other liabilities	1,364	1,015
Net operating loss and tax credit carryforwards	34,109	26,816
Other	6	6

Total gross deferred tax assets	37,016	29,599
Less: Valuation allowance	(35,678)	(29,006)

Net deferred tax asset	1,338	593
Deferred tax liability:
Software development costs	(772)	(378)
Equipment, principally due to differences in depreciation methods	(566)	(215)

Net deferred taxes	$—	$—

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized. The net change in the total valuation allowance for the years ended June 30, 2006, 2005 and 2004 was an increase of approximately $6,671,000, $5,329,000 and 1,916,000, respectively.

9. Lease Commitments

The Company is obligated under operating leases and capital leases for facilities and equipment expiring at various dates through the year 2015. Certain of these operating leases contain escalation clauses. Future minimum payments are as follows (in thousands):

		Capital Leases	Operating Leases
Year Ending June 30:	2007	$4	$673
	2008	—	512
	2009	—	524
	2010	—	542
	2011	—	542
	Thereafter	—	2,561

		4	$5,354

Amounts representing interest		—

Present value of net minimum lease payments		$4

Authentic Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

Rental expense was approximately $921,000, $765,000 and $644,000 for the years ended June 30, 2006, 2005 and 2004, respectively. The amount of accumulated amortization for capital leases at June 30, 2006 and 2005 was approximately $44,000 and $172,000, respectively. The book value of equipment financed under capital leases at June 30, 2006 was approximately $28,000.

At June 30, 2006 and 2005, restricted cash was being held as collateral for letters of credit securing certain lease payments.

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

The Company currently has 28,000 shares of Series B convertible preferred stock outstanding. The Series B preferred stock is convertible into 500,000 shares of common stock and is described more fully in Note 19 – Private Equity Offerings.

11. Common Stock Warrants

Warrants issued in connection with the sale of convertible debentures in fiscal 2003 and fiscal 2004 are discussed more fully in Note 18. All convertible debentures were converted during fiscal 2004. All warrants outstanding are entitled to be exercised on a cash-less basis.

During the fiscal year ending June 30, 2005, the Company issued 250,000 common stock warrants to a consultant in partial consideration for services to be provided by such person under a consulting agreement. The warrants are fully vested and have exercise prices between $15.00 and $20.00 per share and expire on October 4, 2008. The warrant fair value of $667,000, as determined under the Black Scholes Model was charged to operations. During the fiscal year ending June 30, 2004, the Company issued 60,000 warrants to various consultants as compensation for services provided. The warrant fair value of $77,000, as determined under the Black Scholes Model was charged to operations.

In September 2003, the Company issued 247,000 warrants to a group of investors in connection with a sale of convertible debentures in the amount of $2.4 million. The Company valued these warrants using the Black Scholes Model and amortized the warrant value as debt discount over the three year term of the debentures (Note 19). In addition, 49,400 warrants were issued to a consultant as a finders fee.

In September 2003, the Company sold 166,667 shares of common stock with 50,000 warrants for gross proceeds of $500,000 (Note 19). In addition, 10,000 warrants were issued to a consultant as a finders fee.

Authentic Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

All of the outstanding warrants are exercisable. A schedule of common stock warrant activity is as follows (in thousands, except per share and average life data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2003	3,969	$3.37
Warrants granted equal to market price	40	3.09
Warrants granted greater than market price	20	4.48
Warrants granted below market price	356	3.00
Warrants exercised	(2,178)	3.44
Warrants cancelled or surrendered	(17)	4.81

Outstanding, June 30, 2004	2,190	3.23
Warrants granted greater than market price	250	16.80
Warrants exercised	(865)	1.77
Warrants expired	(299)	2.99

Outstanding, June 30, 2005	1,276	5.88
Warrants expired	(55)	4.59

Outstanding, June 30, 2006	1,221	$5.94	1.14	$33

12. Commitments and Contingencies

We are the defendant in a third party complaint filed by Shore Venture Group, LLC in the United States District Court for the Eastern District of Pennsylvania. The caption of this matter is Berwyn Capital Investments, Inc. v. Shore Venture Group, LLC et al. (defendants and Shore Venture Group, LLC as third party plaintiff) v. Authentidate Holding Corp. and Authentidate, Inc. (third party defendants). The third party complaint was filed against us on May 7, 2001 and Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleged a claim for breach of contract and indemnification. A bench trial was held in October, 2002 and we received an adverse verdict in this case on February 14, 2006 wherein the trial judge found Authentidate responsible for monetary damages in the amount of approximately $308,000. This award has been recorded as an expense during the quarter ended March 31, 2006. The Company subsequently filed a motion with the court requesting that it reconsider and modify the verdict and Shore Venture filed a similar motion with the court asking the court to increase the amount of interest awarded. Subsequently, Shore Venture Group filed a motion for attorneys’ fees which we opposed. On May 1, 2006, the court denied the Company’s motion for reconsideration and granted-in-part and denied-in-part the motion filed by Shore Venture by awarding an aggregate of approximately $35,000 in additional interest to the plaintiff and third party plaintiff. On June 19, 2006, the court denied Shore Venture Group’s motion for attorneys’ fees. The Company is further reviewing the court’s decisions and is considering its alternatives, including appealing the verdict.

Authentic Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

We are also the defendant in a claim filed by Shore Venture Group in the federal District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti . This complaint was filed on March 2, 2005 and an amended complaint was filed on or about April 26, 2005. On October 12, 2005, the parties entered into an agreement to arbitrate the claims asserted against us by Plaintiffs. On October 19, 2005, the Court approved and entered a Consent Order referring the case to arbitration by the American Arbitration Association and staying the lawsuit pending resolution of the arbitration. The plaintiffs seek additional shares of the common stock of our subsidiary, Authentidate, Inc., rights under one of our patent applications, and damage in connection with an alleged copyright infringement. We had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. However, negotiations were unable to result in a mutually agreeable settlement. Plaintiffs have not yet filed their arbitration brief. We intend to defend the action vigorously. Management believes that the resolution of this claim will not have a material adverse effect on our financial condition. However, there can be no assurance that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial position.

Between June and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York against our company and certain of our current and former officers and directors. Plaintiffs in those actions alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The securities law claims were based on the allegations that we failed to disclose that our August 2002 agreement with the USPS contained certain performance metrics, and that the USPS could cancel the agreement if we did not meet these metrics; that we did not disclose complete and accurate information as to our performance under, and efforts to renegotiate, the USPS agreement; and that when we did disclose that the USPS might cancel the agreement, the market price of our stock declined. On October 5, 2005 the Court consolidated the class actions under the caption In re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS), and appointed the Illinois State Board of Investment as lead plaintiff under the Private Securities Litigation Reform Act. The plaintiff filed an amended consolidated complaint on January 3, 2006, which asserted the same claims as the prior complaints and also alleged that Authentidate violated the federal securities laws by misrepresenting that it possessed certain patentable technology. On July 14, 2006, the Court dismissed the amended complaint in its entirety; certain claims were dismissed with prejudice and plaintiff was given leave to replead those claims which were not dismissed with prejudice. In August 2006, plaintiff filed a second amended complaint, which does not assert any claims relating to the Company’s patents but which otherwise is substantially similar to the prior complaint. The second amended complaint seeks unspecified monetary damages.

In addition to the class action complaints, four purported shareholder derivative actions were filed against certain former and current directors and officers of the company in June and July 2005 in the United States District Court for the Southern District of New York. These federal court derivative actions were based on substantially the same events and factual allegations as the original class action complaints and asserted claims that Authentidate was injured by an alleged breach of fiduciary duty, waste, mismanagement, violations of Sarbanes-Oxley, and misappropriation of inside information. The derivative complaints sought, among other things, damages, equitable relief, restitution, and payment of costs and expenses incurred in the litigation (including legal fees). Plaintiffs in the derivative actions entered into a Court-approved stipulation providing for the consolidation of their actions and the selection of Maxine Philips as the lead plaintiff. Plaintiffs filed a consolidated complaint on November 14, 2005, which defendants moved to dismiss on January 13, 2006 on the ground that plaintiffs had not made a proper demand on the Board of Directors. On March 20, 2006, before the motion to dismiss was decided, plaintiffs in the federal court derivative action voluntarily dismissed their complaint without prejudice. On April 6, 2006, the court held a hearing to confirm, among other things, that plaintiffs had not received any payment or other consideration for the dismissal of their claims. At the hearing plaintiffs agreed to file a motion seeking court approval for the dismissal, which the court indicated would be granted. Plaintiffs filed this motion on April 18, 2006 and the Court entered an order dismissing the consolidated complaint on May 5, 2006. Subsequently, on May 25, 2006, the plaintiffs sent a letter to the Board of Directors demanding that it file a derivative suit on behalf of the Company.

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

Authentic Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

In addition, in August 2005, we were notified of the filing of a complaint in which the plaintiff alleges that our products and systems incorporating secure time stamping technology, including but not limited to the USPS Electronic Postmark system, infringes certain of the plaintiff’s patent rights. The complaint was filed in the United States District Court for the Middle District of Florida and is entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc . As relief, the complaint seeks, among other things, injunctive relief and damages. The complaint was served on September 21, 2005, and our Answer and Counterclaim was timely filed on November 10, 2005. We are in the discovery phase of the case and are vigorously defending this action. A Markman hearing to determine the meaning of the claims of the patents at issue is scheduled for early October 2006. Based on the facts of which we are currently aware, management believes that the resolution of all of our claims with TimeCertain will not have a materially adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

We are engaged in no other litigation which would be anticipated to have a material adverse effect on our financial condition, results of operations or cash flows.

In July 2002, we entered into an agreement with the USPS to provide the management, technology and support for the USPS EPM System. The USPS is the vendor of the EPM to the end user or application solution provider and we serve as a preferred provider of the EPM service. The USPS EPM incorporates our proprietary content authentication technology. From September 2004 through October 2005, we received several letters from the USPS regarding our failure to satisfy the performance metrics under our agreement. In its last letter dated October 2005, the USPS notified us of our continuing failure to satisfy the performance metrics under the agreement, but also stated that it had elected not to terminate the agreement at this time and will continue to fulfill its obligations under the agreement as long as it remains in effect. We have been in negotiations with the USPS to amend the agreement and develop a new arrangement. No assurances, however, can be given that we will be successful in completing these negotiations or that the USPS will not terminate the agreement at any time.

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2006, we were not aware of any obligations under such indemnification agreements that would require material payments.

Authentic Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

13. Supplemental Cash Flow Information

Cash Flows

The Company paid interest of approximately, $18,000, $16,000 and $119,000 for the years ended June 30, 2006, 2005 and 2004, respectively. The Company did not pay any income taxes during the fiscal year ended June 30, 2006 and paid approximately $1,000 for each of the years ended June 30, 2005 and 2004.

Non-Cash Investing and Financing Activities

During the fiscal year ended June 30, 2004, the Company entered into capital lease obligations of approximately $27,000, including interest.

14. Employee Benefit Plan

The Company maintains a qualified defined contribution 401(k) profit sharing plan for all eligible employees and may make contributions in percentages of compensation, or amounts as determined by the Company’s Board of Directors. The Company did not make any contributions to the plan for the year ended June, 30, 2006 and contributed $98,000, and $117,000 to the plan during the years ended June 30, 2005 and 2004, respectively.

15. Goodwill and Other Intangible Assets

The Company performs an annual valuation of goodwill at the end of fiscal year. Any adverse development or change in our business during the year would require an interim assessment. For the year ended June 30, 2006 there were no adverse developments or changes that required such an assessment. Based on the results of our year end impairment testing, we determined the carrying amount of goodwill was not impaired. Goodwill relates solely to our Securities Software Solutions business and approximately $7,291000 relates to our business in Germany.

Other intangible assets consist of the following (in thousands):

				June 30,
	2006			2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years

Patents	$368	$109	$259	$357	$87	$270	17
Trademarks	183	48	135	181	39	142	20
Acquired technologies	72	54	18	72	18	54	2
Licenses	768	607	161	569	372	197	3

Total	$1,391	$818	$573	$1,180	$516	$663

Authentic Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

The Company amortizes other intangible assets using the straight line method. Amortization expense was approximately $302,000, $268,000 and $231,000 for the years ended June 30, 2006, 2005 and 2004, respectively. Amortization expense for the next five fiscal years is expected to be as follows (in thousands):

2007	$137
2008	$43
2009	$31
2010	$30
2011	$30

The Company recorded impairment charges of approximately $4,767,000 and $1,179,000 for the years ended June, 30, 2005 and 2004, respectively, as the result of its year end impairment testing. It was determined that sales and income growth were below expectations for these years which caused us to reduce our future growth plans. These charges related to our Security Software Solutions segment in 2005 and our Systems Integration segment in 2004.

16. Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Cash Equivalents, Marketable Securities, and Accounts Receivable, Other Currents Assets, Accounts, Accounts Payable and Accrued Expenses and Other Current Liabilities

The carrying amount of cash and cash equivalents, marketable securities, accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities approximates fair value because of the short maturity of these instruments.

Other non-Current Liabilities

Capital lease carrying values approximate fair value as the Company’s current borrowing rate approximates the interest rates on such debt.

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

The Company is organized into three businesses or operating segments based on software and service offerings. The Security Software Solutions business is engaged in the development and sale of secure workflow management solutions that incorporate its proprietary content authentication technology in the form of the United States Postal Service Electronic Postmark ® (EPM); and electronic signing software for use with electronic billing and archiving solutions in the European market. The content authentication technology (EPM) enables the user to have a digital record of a transaction created and stored with the USPS that can be used to verify the content, date, time and parties related to the transaction. Our software solutions offered in Europe are compliant with the German Digital Signature Act and European guidelines. The software solutions and services offered by this segment are sold through a direct sales effort and reseller arrangements. The Document Management Solutions business is engaged in the development and sale of document imaging and management software. Sales are made primarily through a national network of resellers and in some cases include related hardware products to provide a turn-key solution to customers. The Systems Integration business provides software support, software and hardware integration services and hardware to customers primarily in the Albany, New York area. The Company does not allocate indirect expenses such as public company costs, share-based compensation expense, finance, and other non-operating costs to the individual operating segments. These costs apply to all of the Company’s businesses and are reported and evaluated as corporate expenses for segment reporting purposes. Corporate assets consist primarily of cash and cash equivalents, marketable securities, fixed assets and goodwill.

Authentic Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

Year ended June 30, (in thousands)	Security Software Solutions	Document Management Solutions	Systems Integration	Totals
2006
Net sales from external customers	$4,493	$6,562	$5,517	$16,572
Intersegment revenues	—	—	—	—
Segment profit (loss)	(8,511)	(181)	14	(8,678)
Segment assets	3,584	2,886	2,439	8,909

2005
Net sales from external customers	$3,772	$6,796	$6,985	$17,553
Intersegment revenues	9	—	84	93
Segment profit (loss)	(8,984)	777	(39)	(8,246)
Segment assets	2,713	5,977	2,636	11,326

2004
Net sales from external customers	$1,384	$6,274	$11,584	$19,242
Intersegment revenues	—	—	69	69
Segment profit (loss)	(5,633)	847	265	(4,521)
Segment assets	2,435	4,251	2,709	9,395

Reconciliations:		2006	2005	2004
Net sales
Total net sales for reportable segments		$16,572	$17,646	$19,311
Elimination of intersegment revenues		—	(93)	(69)

Total consolidated net sales		$16,572	$17,553	$19,242

Total profit or loss for reportable segments		$(8,678)	$(8,246)	$(4,521)
Product development expenses		(3,996)	(3,139)	(2,378)
Corporate expenses and other		(5,149)	(7,794)	(8,795)
Elimination of intersegment profits		—	6	7

Loss before income taxes		$(17,823)	$(19,173)	$(15,687)

Assets
Total assets for reportable segments		$8,909	$11,326	$9,395
Corporate assets		55,761	68,544	84,859
Elimination of intersegment assets		(136)	(161)	(17)

Consolidated total assets		$64,534	$79,709	$94,237

Net Sales from external customers for our Security Software Solutions segment includes revenues from our German operations of approximately $2,478,000, $2,183,000 and $1,236,000 for fiscal 2006, 2005, and 2004, respectively, and segment assets of approximately $1,712,000, $1,487,000, and $1,198,000 at June 30, 2006 2005 and 2004, respectively.

Authentic Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

18. Private Debt Offerings

In connection with the sale of an aggregate principal amount of $6,425,000 of convertible debentures in fiscal 2003, the Company issued warrants to purchase approximately 864,000 shares of the Company’s common stock at prices ranging from $2.50 to $3.00 per share. These warrants expire at various times through June 2008. As discussed more fully below, the related convertible debentures were converted in October 2003.

On September 12, 2003, we completed the sale of $2,470,000 of 7% convertible debentures. Included in the sale were warrants to purchase 247,000 shares, of common stock at an exercise price of $3.00 per share. The portion of the sale price allocated to the fair value of the warrants (approximately $800,000 debt discount) and the beneficial conversion feature value (approximately $1,500,000) were amortized as interest expense over the three year term of the debt. The Company also issued five year warrants to purchase 49,400 shares of Company common stock to certain consultants for services rendered in connection with these transactions which are exercisable at $3.00 per share. The consultants also received a cash fee equal to 6% of the gross proceeds that the Company received.

In October 2003, the Company exercised its right to require the holders of the convertible debenture issued in fiscal 2003 to convert such debentures into 2,528,000 shares of common stock. In December 2003, the Company exercised its right to require holders of the convertible debenture issued in September 2003 to convert such debentures into 823,334 shares of common stock. The Company expensed the entire balance of unamortized beneficial conversion feature and debt discount and charged operations an aggregate, $5.1 million of non-cash interest expense. In addition, during fiscal year 2004, the Company expensed (as interest expense) all unamortized deferred financing fees related to the debenture conversions, in the approximate amount of $500,000.

During fiscal year 2004, approximately $300,000 was recorded as non-cash interest expense relative to the amortization of the beneficial conversion feature and debt discount on these convertible debentures.

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

In addition to this financing, on September 22, 2003, the Company sold 166,667 shares of common stock and warrants to purchase 50,000 shares of Company common stock to an investor who participated in a fiscal 2003 financing referred to in Note 18. The shares were sold for $3.00 per share and the investor agreed to a one-year lock-up. The 50,000 warrants issued to this investor have an exercise price of $3.00 and expire in four years. The Company received $470,000 of net proceeds after expenses.

In connection with the sale of 660,077 shares of common stock in July 2002 for gross proceeds of approximately $2.0 million, the Company issued 132,015 common stock purchase warrants to the buyers which have an exercise price of $3.26 per share and a five-year life.

In connection with the sale of 5,500 shares of Series C preferred stock in 2001 for net proceeds of approximately $5.2 million, the Company issued five year warrants to purchase 114,000 shares of common stock exercisable at $4.845 per share. During the fiscal years ended June 30, 2004 and 2003, all of the shares of Series C preferred stock were converted into 743,034 common stock shares and 82,560 common stock shares, respectively.

Authentic Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

During fiscal 2000, the Company sold 50,000 shares of a newly created class of Series B convertible cumulative preferred stock (the “Series B preferred stock”). The Series B preferred stock was sold at $25.00 per share for an aggregate offering price of $1,250,000. Dividends on the Series B Preferred Stock are payable at the rate of 10% per annum, semi-annually in cash. Each share of Series B preferred stock is convertible into shares of the Company’s common stock or is converted into such number of shares of the common stock as shall equal $25.00 divided by the conversion price of $1.875 per share, subject to adjustment under certain circumstances. Commencing three years after the closing, the conversion price shall be the lower of $1.875 per share or the average of the closing bid and asked price of the Company’s common stock for the 10 consecutive trading days immediately ending one trading day prior to the notice of the date of conversion; provided, however, that the holders are not entitled to convert more than 20% of the Series B preferred shares held by such holder on the third anniversary of the date of issuance per month. The Series B preferred stock is redeemable at the option of the Company at any time commencing one year after issuance or not less than 30 nor more than 60 days after written notice at a redemption price of $25.00 per share plus accrued and unpaid dividends provided; (i) the public sale of the shares of common stock issuable upon conversion of the Series B preferred stock (the “Conversion Shares”) are covered by an effective registration statement or are otherwise exempt from registration; and (ii) during the immediately preceding 20 consecutive trading days ending within 10 days of the date of the notice of redemption, the closing bid price of the Company’s common stock is not less than $3.75 per share. The Series B voting rights are limited to any issue which would adversely affect their rights.

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

As of June 30, 2006, 22,000 Series B preferred shares have been converted leaving 28,000 shares outstanding. Commencing October 2004, the Series B preferred stock is redeemable at the option of the Company without regard to the closing price of the Company’s common stock. During the fiscal years ended June 30, 2006 and 2005, no Series B preferred stock was redeemed.

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

Authentic Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

In May and June 2003, the Company sold convertible debentures to certain institutional investors. In the transaction, the Company sold $2,725,000 of convertible debentures and warrants to purchase an aggregate of 419,279 shares of common stock. A non-executive member of our Board of Directors participated in this financing and purchased $250,000 aggregate principal amount of convertible debentures and received 38,462 common stock purchase warrants. Further, an entity affiliated with a non-executive member of our Board of Directors, purchased $250,000 aggregate principal amount of convertible debentures and received 38,462 common stock purchase warrants in this financing. In addition, an entity that was a beneficial owner of greater than 5% of our common stock participated in this financing, purchasing $250,000 aggregate principal amount of convertible debentures and receiving 38,462 common stock purchase warrants. All of these convertible debentures which were payable in full in May 2006, were converted during the fiscal year ended June 30, 2004.

21. Other Income

Other income consists of the following (in thousands):

	Year Ended June 30,
	2006	2005	2004
Interest and other income:
Interest income from financial institutions	$2,120	$1,620	$527
Grant income	—	—	732
Miscellaneous income	7	58	45

Total interest and other income	$2,127	$1,678	$1,304

Interest expense:
Interest paid to financial institutions	$18	$16	$119
Interest paid in stock on convertible debt	—	—	117
Writeoff of beneficial conversion feature, debt discount and deferred financing fees	—	—	5,943
Interest on convertible debt in cash	—	—	53

Total interest expense	$18	$16	$6,232

Authentic Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

22. Quarterly Financial Data (Unaudited)

	Year Ended June 30,
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Net sales	$4,303	$4,211	$4,408	$3,650
Gross profit	2,132	2,450	2,450	1,938
Net loss	(3,748)	(3,555)	(4,599)	(5,921)
Loss per share	$(0.11)	$(0.10)	$(0.14)	$(0.17)

2005
Net sales	$3,662	$4,762	$4,360	$4,769
Gross profit	1,703	2,269	2,059	2,517
Net loss	(2,906)	(4,920)	(2,960)	(8,398)
Loss per share	$(0.09)	$(0.15)	$(0.09)	$(0.24)

2004
Net sales	$3,271	$4,029	$6,791	$5,151
Gross profit	1,226	1,626	1,695	2,282
Net loss	(1,700)	(7,824)	(2,565)	(3,580)
Loss per share	$(0.09)	$(0.32)	$(0.09)	$(0.11)

Authentic Holding Corp. and Subsidiaries

Schedule II-Valuation and Qualifying Accounts

June 30, 2006, 2005 and 2004

Column A	Column B	Column C		Column D	Column E
Description	Beginning Balance	Additions Charged to Expense	Additions Charged to Other Accounts	Deductions	Ending Balance
Allowance for doubtful accounts

Year ended June 30:
2006	$407	$112	$—	$(1)	$518
2005	$421	$47	$—	$(61)	$407
2004	$461	$75	$—	$(115)	$421

Reserve for slow moving or obsolete inventory

Year ended June 30:
2006	$171	$97	$—	$(79)	$189
2005	$176	$28	$—	$(33)	$171
2004	$187	$55	$—	$(66)	$176