Form 10-Q
period 2006-09-30
AUTHENTIDATE HOLDING CORP
filed 2006-11-09
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 0-20190

Authentidate Holding Corp.

(Exact name of registrant as specified in its charter)

Delaware	14-1673067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Connell Corporate Center 300 Connell Drive, 5th Floor, Berkeley Heights, New Jersey	07922
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 08, 2006
Common Stock, $0.001 par value per share	34, 413,328 shares

Authentidate Holding Corp.

Form 10-Q

Part I Financial Information

Item 1. Financial Statements

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)	September 30, 2006 (Unaudited)	June 30, 2006
Assets
Current assets
Cash and cash equivalents	$8,639	$9,366
Restricted cash	521	521
Marketable securities	31,696	36,539
Accounts receivable, net	3,453	2,757
Prepaid expenses and other current assets	1,667	825

Total current assets	45,976	50,008
Property and equipment, net	3,894	3,945
Other assets
Software development costs, net	2,156	1,926
Goodwill	7,341	7,341
Other assets	1,305	1,314

Total assets	$60,672	$64,534

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$5,789	$5,925
Deferred revenue	2,101	1,988
Other current liabilities	108	57

Total current liabilities	7,998	7,970
Long-term deferred revenue	229	229

Total liabilities	8,227	8,199

Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value; 5,000 shares authorized; Series B, 28 shares issued and outstanding	3	3
Common stock, $.001 par value; 75,000 shares authorized, 34,413 issued and outstanding	34	34
Additional paid-in capital	162,811	162,386
Accumulated deficit	(110,305)	(105,992)
Accumulated comprehensive loss	(98)	(96)

Total shareholders’ equity	52,445	56,335

Total liabilities and shareholders’ equity	$60,672	$64,534

The accompanying notes are an integral part of the condensed consolidated financial statements

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
(in thousands, except per share data)	2006	2005
Net sales
Products	$3,073	$3,973
Services	384	330

Total net sales	3,457	4,303

Cost of sales
Products	1,241	2,027
Services	195	144

Total cost of sales	1,436	2,171

Gross profit	2,021	2,132

Selling, general and administrative expenses	5,762	5,691
Product development expenses	1,144	718

Total operating expenses	6,906	6,409

Loss from operations	(4,885)	(4,277)

Other income
Interest and other income	590	531
Interest expense	—	(2)

	590	529

Net loss	$(4,295)	$(3,748)

Basic and diluted loss per common share	$(0.13)	$(0.11)

The accompanying notes are an integral part of the condensed consolidated financial statements

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
(in thousands)	2006	2005
Cash flows from operating activities
Net loss	$(4,295)	$(3,748)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	325	357
Provision for doubtful accounts receivable	14	10
Share-based compensation	425	653
Changes in assets and liabilities
Accounts receivable	(710)	417
Prepaid expenses and other current assets	(842)	(1,038)
Accounts payable, accrued expenses and other liabilities	(85)	(470)
Deferred revenue	113	(149)

Net cash used in operating activities	(5,055)	(3,968)

Cash flows from investing activities
Restricted cash	—	(515)
Purchases of property and equipment	(85)	(172)
Other intangible assets acquired	(28)	(13)
Capitalized software development costs	(382)	(609)
Net sales of marketable securities	4,843	6,475

Net cash provided by investing activities	4,348	5,166

Cash flows from financing activities
Dividends paid	(18)	—
Principal payments on obligations under capital leases	—	(6)
Payment of registration costs	—	(2)
Net borrowings under line of credit	—	59

Net cash provided by (used in) financing activities	(18)	51

Effect of exchange rate changes on cash flows	(2)	(8)

Net increase (decrease) in cash and cash equivalents	(727)	1,241
Cash and cash equivalents, beginning of period	9,366	6,429

Cash and cash equivalents, end of period	$8,639	$7,670

The accompanying notes are an integral part of the condensed consolidated financial statements

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries DJS Marketing Group, Inc. (“Systems Integration”), Authentidate, Inc., Authentidate International AG, and Trac Medical Solutions, Inc. (collectively “Security Software Solutions”), and its Docstar division, (“Document Management Solutions”) (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2006 and the attached Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

2. Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2006	2005
Net loss	$(4,295)	$(3,748)
Preferred stock dividends	(18)	(18)

Net loss applicable to common shareholders	$(4,313)	$(3,766)

Weighted average shares	34,413	34,399
Basic and diluted loss per common share	$(0.13)	$(0.11)

All common stock equivalents were excluded from the calculation of net loss per share for the periods presented because their impact is antidilutive. At September 30, 2006, employee and non-executive director options (4,422,000), warrants (1,012,000), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding. At September 30, 2005, employee and non-executive director options (4,327,000), warrants (1,276,000), and convertible preferred stock (500,000) were outstanding.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Share-Based Compensation

The impact of share-based compensation expense on the results of operations is as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2006	2005
Loss from operations before share-based compensation expense	$(4,460)	$(3,624)
Share-based compensation expense	(425)	(653)

Loss from operations	$(4,885)	$(4,277)

Net loss before share-based compensation expense	$(3,870)	$(3,095)
Share-based compensation expense	(425)	(653)

Net loss	$(4,295)	$(3,748)

Basic and diluted loss per share before share-based compensation expense	$(0.12)	$(0.09)
Share-based compensation expense	(0.01)	(0.02)

Basic and diluted loss per share	$(0.13)	$(0.11)

Share-based compensation by category is as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
SG&A expenses, net	$5,401	$5,105
Share-based compensation expense	361	586

Total SG&A expenses	$5,762	$5,691

Product development expenses, net	$1,084	$656
Share-based compensation expense	60	62

Total product development expenses	$1,144	$718

Cost of sales, net	$1,432	$2,166
Share-based compensation expense	4	5

Total cost of sales	$1,436	$2,171

The Company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The Company based its estimate of the life of these options on historical averages over the past five years. The Company retained a third party valuation firm to calculate expected volatility which was based on the Company’s historical stock volatility, historical stock volatility of comparable companies in the industry and implied volatilities based on the spot market for traded options in the Company and comparable companies in the industry. The assumptions used in the Company’s Black-Scholes calculations for fiscal 2007 and fiscal 2006 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Option Life (Months)
Fiscal year 2007	4.2%	0%	70%	33
Fiscal year 2006	3.3% - 4.2%	0%	70%	33

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Stock option activity under the Employees and Non-Executive Directors Stock Option Plans (the “Plans”) for the period ended September 30, 2006 is as follows (in thousands, except per share and average life data):

Employees Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2006	4,284	$4.95
Granted	73	4.50
Forfeited	(275)	4.55

Outstanding, September 30, 2006	4,082	$4.97	2.72	$—

Exercisable at September 30, 2006	2,573	$5.01	1.94	$—

Expected to vest at September 30, 2006	1,156	$4.90	4.05	$—

Non-Executive Directors Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2006	295	$4.95
Granted	65	2.03
Expired	(20)	3.76

Outstanding, September 30, 2006	340	$4.47	3.44	$—

Non-executive director options are granted at market price and vest on the grant date.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Unvested options as of September 30, 2006, and changes in such options during the three month period then ended are summarized below (in thousands, except per share and average life data):

	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Unvested balance, June 30, 2006	1,820	$1.12
Granted	138	0.73
Vested	(411)	1.29
Forfeited	(38)	1.55

Unvested balance, September 30, 2006	1,509	$1.04	4.05	$—

As of September 30, 2006, there was $1,685,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. This expense is expected to be recognized over a weighted-average period of 27 months.

There were no options exercised during the three month periods ended September 30, 2006 and 2005. The weighted average grant date fair value of options granted during the three month periods ended September 30, 2006 and 2005 was approximately $0.73 and $1.15, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of shares vested was $529,000 and $427,000 for the three month periods ended September 30, 2006 and 2005, respectively.

During fiscal 2006 the Company issued 375,000 stock options to an independent consultant, exercisable at $3.75 per share. These options do not vest until the consultant realizes at least $1.0 million in sales of the Company’s Security Software Solutions products; therefore no expense has been recorded as no sales have been realized to date. These options are not included in the disclosures above. These options expire at the later of seven years from the grant date or five years from the vesting date.

4. Comprehensive Loss:

	Three Months Ended September 30,
	2006	2005
Net loss	$(4,295)	$(3,748)
Currency translation adjustment	(2)	4

Comprehensive loss	$(4,297)	$(3,744)

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

The Company is organized into three businesses or operating segments based on software and service offerings. The Security Software Solutions business is engaged in the development and sale of secure workflow management solutions that generally incorporate its proprietary content authentication technology in the form of the United States Postal Service Electronic Postmark® (EPM); and electronic signing software for use with electronic billing and archiving solutions in the European market. The content

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

authentication technology (EPM) enables the user to have a digital record of a transaction created and stored with the USPS that can be used to verify the content, date, time and parties related to the transaction. Our software solutions offered in Europe are compliant with the German Signature Act and European guidelines. The software solutions and services offered by this segment are sold through a direct sales effort and reseller arrangements. The Document Management Solutions business is engaged in the development and sale of document imaging and management software. Sales are made primarily through a national network of resellers and in some cases include related hardware products to provide a turn-key solution to customers. The Systems Integration business provides software support, software and hardware integration services and hardware to customers primarily in the Albany, New York area. The Company does not allocate indirect expenses such as public company costs, share-based compensation expense, finance, legal and other non-operating costs to the individual operating segments. These costs generally apply to all of the Company’s businesses and are reported as corporate expenses for segment reporting purposes. Corporate assets consist primarily of cash and cash equivalents, marketable securities, fixed assets and goodwill.

Segment information is as follows:

Three months ended September 30, (in thousands)	Security Software Solutions	Document Management Solutions	Systems Integration	Totals
2006
Net sales from external customers	$883	$1,521	$1,053	$3,457
Segment profit (loss)	(2,222)	31	43	(2,148)
Segment assets	3,296	3,246	2,535	9,077

2005
Net sales from external customers	$1,125	$1,494	$1,684	$4,303
Intersegment revenues	—	—	4	4
Segment loss	(1,886)	(26)	(19)	(1,931)
Segment assets	2,978	2,436	3,020	8,434

	Three Months Ended September 30,
	2006	2005
Reconciliations:

Net sales
Total net sales for reportable segments	$3,457	$4,307
Elimination of intersegment revenues	—	(4)

Total consolidated net sales	$3,457	$4,303

Loss before income taxes
Total loss for reportable segments	$(2,148)	$(1,931)
Corporate expenses and other	(2,147)	(1,822)
Elimination of intersegment loss	—	5

Loss before income taxes	$(4,295)	$(3,748)

Assets
Total assets for reportable segments	$9,077	$8,434
Corporate assets	51,595	67,746
Elimination of intersegment assets	—	(148)

Consolidated total assets	$60,672	$76,032

Net sales from external customers for our Security Software Solutions segment includes revenues from our German operations of approximately $514,000 and $498,000 for the three month periods ended September 30, 2006 and 2005 and assets of approximately $1,321,000 and $1,230,000 at September 30, 2006 and 2005, respectively.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

7. Inventories

Inventories, which are included in other current assets, consist of the following (in thousands):

	September 30, 2006	June 30, 2006
Purchased components and raw materials	$537	$471
Finished goods	96	99

Total inventories	$633	$570

8. Goodwill and Other Intangible Assets

The Company performs an annual valuation of goodwill at the end of the fiscal year. Any adverse development or change in our business during the year would require an interim assessment. For the three months ended September 30, 2006 there were no adverse developments or changes that required such an assessment and the carrying amount of goodwill has not changed. Goodwill relates solely to our Securities Software Solutions business and approximately $7,291,000 relates to our business in Germany.

Other intangible assets consist of the following (in thousands):

	September 30, 2006			June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$368	$115	$253	$368	$109	$259
Trademarks	183	50	133	183	48	135
Acquired technologies	72	59	13	72	54	18
Licenses	796	644	152	768	607	161

Total	$1,419	$868	$551	$1,391	$818	$573

The Company amortizes other intangible assets under the straight line method. Amortization expense was approximately $56,000 for the three months ended September 30, 2006. Amortization expense for the next five fiscal years is expected to be as follows (in thousands):

2007	$163
2008	55
2009	44
2010	30
2011	30

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Shareholders’ Equity

The changes in Shareholders’ Equity for the three months ended September 30, 2006 are summarized as follows (in thousands):

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30 2006	$3	$34	$162,386	$(105,992)	$(96)	$56,335
Preferred stock dividends	—	—	—	(18)	—	(18)
Share-based compensation expense	—	—	425	—	—	425
Currency translation adjustment	—	—	—	—	(2)	(2)
Net loss	—	—	—	(4,295)	—	(4,295)

Balance, September 30, 2006	$3	$34	$162,811	$(110,305)	$(98)	$52,445

During the three months ended September 30, 2006, no stock options or common stock warrants were exercised.

10. Preferred Stock

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

11. Commitments and Contingencies

We are the defendant in a third party complaint filed by Shore Venture Group, LLC in the United States District Court for the Eastern District of Pennsylvania. The caption of this matter is Berwyn Capital Investments, Inc. v. Shore Venture Group, LLC et al. (defendants and Shore Venture Group, LLC as third party plaintiff) v. Authentidate Holding Corp. and Authentidate, Inc. (third party defendants). The third party complaint was filed against us on May 7, 2001 and Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleged a claim for breach of contract and indemnification. A bench trial was held in October, 2002 and we received an adverse verdict in this case on February 14, 2006 wherein the trial judge found Authentidate responsible for monetary damages in the amount of approximately $308,000. We subsequently filed a motion with the court requesting that it reconsider and modify the verdict and Shore Venture filed a similar motion with the court asking the court to increase the amount of interest awarded. Subsequently, Shore Venture Group filed a motion for attorneys’ fees which we opposed. On May 1, 2006, the court denied our motion for reconsideration and granted-in-part and denied-in-part the motion filed by Shore Venture by awarding an aggregate of approximately $35,000 in additional interest to the plaintiff and third party plaintiff. On June 19, 2006, the court denied Shore Venture Group’s motion for attorneys’ fees. We are further reviewing the court’s decisions and are considering our alternatives, including appealing the verdict. This award was recorded as an expense during the year ended June 30, 2006.

We are the defendant in a claim filed by Shore Venture Group in the federal District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. The complaint in this case was filed on March 2, 2005 and an amended complaint was filed on or about April 26, 2005. On October 12, 2005, the parties entered into an agreement to arbitrate the claims asserted against us by Plaintiffs. On October 19, 2005, the Court approved and entered a Consent Order referring the case to arbitration by the American Arbitration Association and staying the lawsuit pending resolution of the arbitration. The plaintiffs seek additional shares of the common stock of our subsidiary, Authentidate, Inc., rights under one of our patent applications, and damage in connection with an alleged copyright infringement. We had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. However, negotiations were unable to result in a mutually agreeable settlement. The lawsuit requested damages, injunctive relief, costs and attorneys’ fees. On October 18, 2006, Shore Venture filed a demand for arbitration with the American Arbitration Association. We will be filing a response to the demand shortly and intend to defend the action vigorously. Based on the facts of which we are currently aware, management believes that the resolution of this claim, in the event decided adversely to us, will not have a material

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

Between June and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York against our company and certain of our current and former officers and directors. Plaintiffs in those actions alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The securities law claims were based on the allegations that we failed to disclose that our August 2002 agreement with the USPS contained certain performance metrics, and that the USPS could cancel the agreement if we did not meet these metrics; that we did not disclose complete and accurate information as to our performance under, and efforts to renegotiate, the USPS agreement; and that when we did disclose that the USPS might cancel the agreement, the market price of our stock declined. On October 5, 2005 the Court consolidated the class actions under the caption In re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS), and appointed the Illinois State Board of Investment as lead plaintiff under the Private Securities Litigation Reform Act. The plaintiff filed an amended consolidated complaint on January 3, 2006, which asserted the same claims as the prior complaints and also alleged that Authentidate violated the federal securities laws by misrepresenting that it possessed certain patentable technology. On July 14, 2006, the Court dismissed the amended complaint in its entirety; certain claims were dismissed with prejudice and plaintiff was given leave to replead those claims which were not dismissed with prejudice. In August 2006, plaintiff filed a second amended complaint, which does not assert any claims relating to the Company’s patents or under the Securities Act of 1933, but which otherwise is substantially similar to the prior complaint. The second amended complaint seeks unspecified monetary damages. The Company’s motion to dismiss the Second Amended Complaint is scheduled to be filed on November 13, 2006.

In addition to the class action complaints, four purported shareholder derivative actions were filed against certain former and current directors and officers of the company in June and July 2005 in the United States District Court for the Southern District of New York. These federal court derivative actions were based on substantially the same events and factual allegations as the original class action complaints and asserted claims that Authentidate was injured by an alleged breach of fiduciary duty, waste, mismanagement, violations of Sarbanes-Oxley, and misappropriation of inside information. The derivative complaints sought, among other things, damages, equitable relief, restitution, and payment of costs and expenses incurred in the litigation (including legal fees). Plaintiffs in the derivative actions entered into a Court-approved stipulation providing for the consolidation of their actions and the selection of Maxine Philips as the lead plaintiff. Plaintiffs filed a consolidated complaint on November 14, 2005, which defendants moved to dismiss on January 13, 2006 on the ground that plaintiffs had not made a proper demand on the Board of Directors. On March 20, 2006, before the motion to dismiss was decided, plaintiffs in the federal court derivative action voluntarily dismissed their complaint without prejudice. On April 6, 2006, the court held a hearing to confirm, among other things, that plaintiffs had not received any payment or other consideration for the dismissal of their claims. At the hearing plaintiffs agreed to file a motion seeking court approval for the dismissal, which the court indicated would be granted. Plaintiffs filed this motion on April 18, 2006 and the Court entered an order dismissing the consolidated complaint on May 5, 2006. Subsequently, on May 25, 2006, the plaintiffs sent a letter to the Board of Directors demanding that it file a derivative suit on behalf of the Company which asserts the same claims as the complaint which plaintiffs voluntarily dismissed only weeks earlier.

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

In addition, in August 2005, we were notified of the filing of a complaint in which the plaintiff alleges that our products and systems incorporating secure time stamping technology, including but not limited to the USPS Electronic Postmark system, infringes certain of the plaintiff’s patent rights. The complaint was filed in the United States District Court for the Middle District of Florida and is entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. As relief, the complaint seeks, among other things, injunctive relief and damages. The complaint was served on September 21, 2005, and our Answer and Counterclaim was timely filed on November 10, 2005. We are in the discovery phase of the case and are vigorously defending this action. A Markman hearing to determine the meaning of the claims of the patents at issue previously scheduled for early October 2006 is being rescheduled for a date in November 2006. On October 23, 2006, the parties engaged in Court ordered mediation which resulted in an impasse. Based on the facts of which we are currently aware, management believes that the resolution of all of our claims with TimeCertain will not have a material adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Further, in October 2006, the USPS released a Request for Information (RFI) for Time and Date Stamp Technology and Management to identify additional companies that may be interested in, and potentially capable of, providing the USPS EPM service. We believe that this exercise would enable the USPS to explore alternative business models for the EPM service, with a view to promoting wider adoption of the service across multiple business segments. We continue to operate under our strategic alliance agreement with the USPS and we are currently the only provider designated by the USPS to offer the EPM service. There can be no assurance, however, that the USPS will adopt an alternative business model or whether we will continue to provide the EPM service in the future.

The Company’s employment agreement with its Chief Executive Officer is due to expire November 14, 2006 and the Company is currently negotiating with him to either extend or renew the existing agreement or enter into a new employment agreement with him. No assurances can be given, however, that the Company will reach an agreement with its CEO concerning its employment relationship with him, in which event the Company will be obligated to pay him a severance payment equal to the sum of 12 months of the greater of (A) his base salary in effect on the termination date or (B) the highest base salary in effect at any time during the ninety day period prior to the termination date. Effective as of November 7, 2006, the Company’s CEO agreed to a thirty day extension of the expiration date of the employment agreement during which time the Company will continue to negotiate this matter with him.

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2006, we were not aware of any obligations under such indemnification agreements that would require material payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results

Certain statements in this Form 10-Q, including information set forth under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). We desire to avail ourselves of certain “safe harbor” provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involving known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of our products and services, competition, pricing, technological changes, technological implementation of the Authentidate business plan, related decisions by the USPS, and other risks as discussed in our filings with the Securities and Exchange Commission, in particular our Annual Report on Form 10-K for the year ended June 30, 2006 and subsequently filed Quarterly Reports on Form 10-Q, all of which risk factors could adversely affect our business and the accuracy of the forward-looking statements contained herein.

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

During 2005 we shifted to our current solutions-based market approach to facilitate the adoption of our content authentication technology (EPM) in the US and have continued our focus on the healthcare sector. From April 2005 through August 2006 we developed several applications to complement our CareCert ™ service which was developed in 2004 to offer healthcare providers an electronic, paperless solution for processing critical claims documents. These applications initially targeted healthcare sector workflows that continue to be fax intensive and included a new service to authenticate documents received by fax; CareFax ™ , a web-based, HIPAA compliant fax automation and workflow management solution that addresses compliance needs associated with document processing; and an Electronic Claims Attachment (ECA) application that enables users to efficiently process and manage paper based and electronic claims attachments. In October 2006, we announced the launch of Inscrybe Healthcare™, a new web-based information exchange platform for the healthcare industry. Inscrybe Healthcare is designed to enable healthcare industry participants, such as physicians, hospitals, home health agencies, equipment providers, pharmacies, payors and regulators to securely exchange a variety of documents, such as medical records and forms for approving and supporting claims, without requiring major changes in their day-to-day operations. We also launched a digital Plan of Care service module for the Inscrybe Healthcare platform, which is designed to enable home health agencies to exchange and authenticate Medicare-required documentation with physicians, incorporating digital signature and trusted third-party verification capabilities. Our existing applications described above are now being offered as modules of Inscrybe Healthcare and we plan to develop additional modules to provide customers with an integrated suite of applications to serve their business needs. We intend to continue our efforts to market our software solutions and services in the US and European markets. We also intend to focus on identifying additional applications and markets where our technology can address customer needs.

Our Security Software Solutions business represented approximately 26% of consolidated revenues for the three months ended September 30, 2006. Revenues consist principally of transaction fees for hosted applications, software license fees, hosting fees and maintenance charges. Growth in our Security Software Solutions business is affected by a number of factors, including general economic and business conditions, and is characterized by long sales cycles. The timing of customer contracts and implementations can have a significant impact on results and we believe our results over a longer period of time provide better visibility into our performance.

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

Further, in October 2006, the USPS released a Request for Information (RFI) for Time and Date Stamp Technology and Management to identify additional companies that may be interested in, and potentially capable of, providing the USPS EPM service. We believe that this exercise would enable the USPS to explore alternative business models for the EPM service, with a view to promoting wider adoption of the service across multiple business segments. We continue to operate under our strategic alliance agreement with the USPS and we are currently the only provider designated by the USPS to offer the EPM service. There can be no assurance, however, that the USPS will adopt an alternative business model or whether we will continue to provide the EPM service in the future.

Document Management Solutions

The Document Management Solutions business is engaged in the development and sale of document imaging and management software. Sales are made primarily through a national network of resellers and in some cases include related hardware products to provide a turn-key solution to customers. Since fiscal 2006, in addition to our on-going reseller efforts, we have been identifying vertical markets where direct and OEM sales approaches would be effective channels for growth. We are also introducing new products and enhancements to grow our business. We intend to continue to pursue these strategies to grow our business in the future.

Our Document Management Solutions business represented approximately 44% of consolidated revenues for the three months ended September 30, 2006. Revenues consist principally of software license fees, maintenance charges and hardware sales. Sales in our Document Management Solutions business are affected by a number of factors, including general economic and business conditions, which can have a significant impact on results. We believe our results over a longer period of time provide better visibility into our performance.

Systems Integration

The Systems Integration business provides software support, software and hardware integration services and hardware to customers primarily in the Albany, New York area. Our Systems Integration business represented approximately 30% of consolidated revenues for the three months ended September 30, 2006. Revenues consist principally of hardware sales and professional service fees. Growth in this business is affected by a number of factors, including general economic and business conditions. Our results depend on the timing of customer contracts and implementations as well as the level of hardware sales. Our results over a longer period of time provide a better indication of the performance of this business.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission. The preparation of our condensed consolidated financial statements and related notes in accordance with generally accepted accounting principles requires us to make estimates, which include judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on a regular basis and make changes accordingly. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.

A critical accounting estimate is based on judgments and assumptions about matters that are uncertain at the time the estimate is made. Different estimates that reasonably could have been used or changes in accounting estimates could materially impact our financial statements. We believe that the policies described below represent our critical accounting policies, as they have the greatest potential impact on our financial statements. However, you should also review our Summary of Significant Accounting Policies beginning on page F-8 of the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

Software Development Costs

Software development and modification costs incurred subsequent to establishing technological feasibility are capitalized and amortized based on anticipated revenue for the related product with an annual minimum charge equal to the straight-line amortization over the remaining economic life of the related products (generally three years). Amortization expense is included in cost of sales.

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

The Company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The Company based its estimate of the life of these options on historical averages over the past five years. The Company retained a third party valuation firm to calculate expected volatility which was based on the Company’s historical stock volatility, historical stock volatility of comparable companies in the industry and implied volatilities based on the spot market for traded options in the Company and comparable companies in the industry. The assumptions used in the Company’s Black-Scholes calculations for fiscal 2007 and 2006 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Option Life (Months)
Fiscal year 2007	4.2%	0%	70.0%	33
Fiscal year 2006	3.3% - 4.2%	0%	70.0%	33

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

Results of Operations

Three months ended September 30, 2006 compared to three months ended September 30, 2005.

Net sales decreased to $3,457,000 for the quarter ended September 30, 2006, compared to $4,303,000 for the prior year period. These results reflect a decrease in Security Software Solutions revenues to $883,000 compared to $1,125,000 for the prior year which included approximately $324,000 related to the amortization of deferred revenue and other one-time revenues. Excluding these one-time revenues from the prior year amount , Security Software Solutions revenues increased approximately 10% due to increases in transaction volumes and new customers in both our US and German operations. Revenues in our Systems Integration segment decreased 38% to $1,053,000, due to a decrease in lower margin hardware sales and revenues in our Document Management Solutions segment increased by 2% to $1,521,000.

Gross margin was down slightly to $2,021,000, or 58% of sales, for the quarter ended September 30, 2006, compared to $2,132,000, or 50% of sales, for the same period in 2005 due to the shortfall in sales. The improvement in gross margin as a percent of sales reflects the increase in higher margin software revenues in the overall sales mix. For the quarter ended September 30, 2006 gross margins were approximately 56% for our Security Software Solutions segment, 81% for our Document Management Solutions segment and 28% for our Systems Integration segment. These results reflect the same trends as our consolidated margins.

Selling, general and administrative (SG&A) expenses increased slightly to $5,762,000 for the quarter ended September 30, 2006, compared to $5,691,000 for the same period in 2005. This increase relates primarily to litigation expenses for on-going actions ($550,000) and increased professional fees for audit and related services.

Product development expenses increased to $1,144,000 for the quarter ended September 30, 2006 compared to $718,000 for the comparable period in 2005. Product development spending relates primarily to our investment in our Security Software Solutions products and fluctuates period to period based on the amounts capitalized. Total spending for the quarter, including capitalized amounts, was $1,526,000 compared to $1,327,000 for the prior year.

Interest and other income increased by $60,000 to $590,000 for the quarter ended September 30, 2006. This increase reflects higher interest rates during the quarter, net of the effect of lower cash and investment balances as we continue to invest in our business.

Net loss for the quarter ended September 30, 2006 was $4,295,000, or $0.13 per share, compared to $3,748,000, or $0.11 per share, for the quarter ended September 30, 2005. These results reflect the shortfall in sales and higher SG&A and product development expenses discussed above. Our net loss relates primarily to our Security Software Solutions business and corporate expenses as we continue to invest in sales, marketing, product development and administrative costs to grow this business.

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

We have a $2,500,000 revolving line of credit with a financial institution collateralized by all assets of a subsidiary and guaranteed by Authentidate Holding Corp. The agreement restricts the subsidiary from making cash advances to AHC, without obtaining a waiver from the financial institution. The interest rate is prime plus 1.75% with a minimum prime rate of 7%. The subsidiary may borrow on this line based on a formula of qualified accounts receivable and inventory. The outstanding balance on this line of credit was approximately $210,000 at September 30, 2006.

Property, plant and equipment expenditures totaled approximately $85,000 and capitalized software development expenditures totaled approximately $382,000 for the three months ended September 30, 2006. We have developed and intend to continue to develop new applications to grow our business and address new markets.

Cash Flows

At September 30, 2006, cash, cash equivalents and marketable securities amounted to approximately $40,335,000 and total assets at that date were $60,672,000. These amounts have decreased since June 30, 2006 by $5,570,000 and $3,862,000, respectively, as we utilized cash principally to fund operating losses, product development activities, changes in working capital and capital expenditures for corporate infrastructure during the three months ended September 30, 2006. We expect to continue to use cash to fund operating losses, product development activities and capital expenditures for the foreseeable future.

Net cash used by operating activities for the three months ended September 30, 2006 was $5,055,000 compared to $3,968,000 for the comparable period in 2005. This increase is due primarily to the increase in product development expenses for the period and increases in accounts receivable and prepaid insurance amounts at September 30, 2006.

Net cash used by investing activities, excluding purchases and sales of marketable securities, was $495,000 for the three months ended September 30, 2006, compared to $1,309,000 for the comparable period in 2005. This decrease relates primarily to the amount of product development spending capitalized and lower corporate infrastructure expenditures.

Cash flows from financing activities for the three months ended September 30, 2006 and 2005 were not significant.

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

Financing Activities

We have not engaged in any external financing activities in fiscal 2007 and 2006.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of September 30, 2006, no shares of the Series B preferred stock have been redeemed.

We are the defendant or respondent in various proceedings arising out of our contractual relationships with Shore Venture Group, LLC and an additional proceeding commenced by TimeCertain, LLC alleging that we have infringed certain patent rights. The complaints, the relief sought and the current status of these actions are described in detail under the caption “Legal Proceedings,” appearing in Item 1 of Part II of this Quarterly Report on Form 10-Q.

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

Commitments

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

Severance and Other Commitments

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

On January 9, 2006, we entered into a Termination Agreement and a separate consulting agreement with John J. Waters, our Executive Vice President–Chief Administrative Officer and a member of our board of directors. Pursuant to the Termination Agreement, Mr. Waters relinquished his employment position in favor of a consulting relationship, effective as of January 1, 2006. We agreed to pay and/or provide to Mr. Waters (a) an amount of approximately $350,000, in accordance with the terms and conditions of the consulting agreement; (b) an amount of $5,000 for attorneys’ fees; and (c) the accelerated vesting of all options granted to him, along with the continuation of the exercise period for the duration of their original term. Mr. Waters will continue to serve on our board of directors. The full cost of this arrangement was accrued during the quarter ended March 31, 2006 and paid in full by September 30, 2006.

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

Contractual Commitments

A summary of the contractual commitments associated with our debt and lease obligations, as of September 30, 2006 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$5,065	$384	$1,036	$1,084	$2,561

Total operating leases do not reflect contingencies associated with our contract with Health Fusion, Inc. and in connection with our acquisition of certain assets and liabilities of Cryptcom Securities, Inc., both of which are described above.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2006, we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us. However, price deflation in the major categories of components we purchase for the Document Management Solutions segment has been substantial and is anticipated to continue through fiscal 2007. Typically, new components such as new generations of microprocessors and new optical disk drive technologies, etc. are introduced at premium prices, by its vendors. During this period, we earn lower margins on our products. As the life cycle progresses, competitive pressures could force vendor prices down and thus improve our profit margins. Competitive pressures from an evolving document imaging industry have required us to adjust our marketing model for selling our solutions to accommodate a lower entry point. Because much of our Systems Integration business is service-related, price deflation has less of an impact on this business. We do not believe that the impact of inflation will have a significant impact on our Security Software Solutions segment business lines.

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

In September 2006, the FASB issued Financial Accounting Standard (FAS) No. 157, “Fair Value Measurements”. FAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have approximately $31,696,000 invested in high quality, short term investments as of September 30, 2006. We do not believe that any of our financial instruments have significant risk associated with market sensitivity. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At September 30, 2006, our unrestricted cash and marketable securities totaled $40,335,000, most of which was invested in asset backed short term investments, commercial paper, and money market accounts. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses.

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

Changes in Internal Control over Financial Reporting

In July 2006 we completed an upgrade to our enterprise financial management system used to accumulate financial data used in financial reporting. We used this system to generate financial statements and related information for our fiscal quarter ended September 30, 2006. This upgrade was not made in response to any deficiency in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). We believe we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this upgrade.

Other than as described above, there was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

We are the defendant in a third party complaint filed by Shore Venture Group, LLC in the United States District Court for the Eastern District of Pennsylvania. The caption of this matter is Berwyn Capital Investments, Inc. v. Shore Venture Group, LLC et al. (defendants and Shore Venture Group, LLC as third party plaintiff) v. Authentidate Holding Corp. and Authentidate, Inc. (third party defendants). The third party complaint was filed against us on May 7, 2001 and Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleged a claim for breach of contract and indemnification. A bench trial was held in October, 2002 and we received an adverse verdict in this case on February 14, 2006 wherein the trial judge found Authentidate responsible for monetary damages in the amount of approximately $308,000. We subsequently filed a motion with the court requesting that it reconsider and modify the verdict and Shore Venture filed a similar motion with the court asking the court to increase the amount of interest awarded. Subsequently, Shore Venture Group filed a motion for attorneys’ fees which we opposed. On May 1, 2006, the court denied our motion for reconsideration and granted-in-part and denied-in-part the motion filed by Shore Venture by awarding an aggregate of approximately $35,000 in additional interest to the plaintiff and third party plaintiff. On June 19, 2006, the court denied Shore Venture Group’s motion for attorneys’ fees. We are further reviewing the court’s decisions and are considering our alternatives, including appealing the verdict. This award was recorded as an expense during the year ended June 30, 2006.

We are the defendant in a claim filed by Shore Venture Group in the federal District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. The complaint in this case was filed on March 2, 2005 and an amended complaint was filed on or about April 26, 2005. On October 12, 2005, the parties entered into an agreement to arbitrate the claims asserted against us by Plaintiffs. On October 19, 2005, the Court approved and entered a Consent Order referring the case to arbitration by the American Arbitration Association and staying the lawsuit pending resolution of the arbitration. The plaintiffs seek additional shares of the common stock of our subsidiary, Authentidate, Inc., rights under one of our patent applications, and damage in connection with an alleged copyright infringement. We had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. However, negotiations were unable to result in a mutually agreeable settlement. The lawsuit requested damages, injunctive relief, costs and attorneys’ fees. On October 18, 2006, Shore Venture filed a demand for arbitration with the American Arbitration Association. We will be filing a response to the demand shortly and intend to defend the action vigorously. Based on the facts of which we are currently aware, management believes that the resolution of this claim, in the event decided adversely to us, will not have a material adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

Between June and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York against our company and certain of our current and former officers and directors. Plaintiffs in those actions alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The securities law claims were based on the allegations that we failed to disclose that our August 2002 agreement with the USPS contained certain performance metrics, and that the USPS could cancel the agreement if we did not meet these metrics; that we did not disclose complete and accurate information as to our performance under, and efforts to renegotiate, the USPS agreement; and that when we did disclose that the USPS might cancel the agreement, the market price of our stock declined. On October 5, 2005 the Court consolidated the class actions under the caption In re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS), and appointed the Illinois State Board of Investment as lead plaintiff under the Private Securities Litigation Reform Act. The plaintiff filed an amended consolidated complaint on January 3, 2006, which asserted the same claims as the prior complaints and also alleged that Authentidate violated the federal securities laws by misrepresenting that it possessed certain patentable technology. On July 14, 2006, the Court dismissed the amended complaint in its entirety; certain claims were dismissed with prejudice and plaintiff was given leave to replead those claims which were not dismissed with prejudice. In August 2006, plaintiff filed a second amended complaint, which does not assert any claims relating to the Company’s patents or under the Securities Act of 1933, but which otherwise is substantially similar to the prior complaint. The second amended complaint seeks unspecified monetary damages. The Company’s motion to dismiss the Second Amended Complaint is scheduled to be filed on November 13, 2006.

In addition to the class action complaints, four purported shareholder derivative actions were filed against certain former and current directors and officers of the company in June and July 2005 in the United States District Court for the Southern District of New York. These federal court derivative actions were based on substantially the same events and factual allegations as the original class action complaints and asserted claims that Authentidate was injured by an alleged breach of fiduciary duty, waste, mismanagement, violations of Sarbanes-Oxley, and misappropriation of inside information. The derivative complaints sought, among other things, damages, equitable relief, restitution, and payment of costs and expenses incurred in the litigation (including legal fees). Plaintiffs in the derivative actions entered into a Court-approved stipulation providing for the consolidation of their actions and the selection of Maxine Philips as the lead plaintiff. Plaintiffs filed a consolidated complaint on November 14, 2005, which defendants moved to dismiss on January 13, 2006 on the ground that plaintiffs had not made a proper demand on the Board of Directors. On March 20, 2006, before the motion to dismiss was decided, plaintiffs in the federal court derivative action voluntarily dismissed their complaint without prejudice. On April 6, 2006, the court held a hearing to confirm, among other things, that plaintiffs had not received any payment or other consideration for the dismissal of their claims. At the hearing plaintiffs agreed to file a motion seeking court approval for the dismissal, which the court indicated would be granted. Plaintiffs filed this motion on April 18, 2006 and the Court entered an order dismissing the consolidated complaint on May 5, 2006. Subsequently, on May 25, 2006, the plaintiffs sent a letter to the Board of Directors demanding that it file a derivative suit on behalf of the Company which asserts the same claims as the complaint which plaintiffs voluntarily dismissed only weeks earlier.

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

In addition, in August 2005, we were notified of the filing of a complaint in which the plaintiff alleges that our products and systems incorporating secure time stamping technology, including but not limited to the USPS Electronic Postmark system, infringes certain of the plaintiff’s patent rights. The complaint was filed in the United States District Court for the Middle District of Florida and is entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. As relief, the complaint seeks, among other things, injunctive relief and damages. The complaint was served on September 21, 2005, and our Answer and Counterclaim was timely filed on November 10, 2005. We are in the discovery phase of the case and are vigorously defending this action. A Markman hearing to determine the meaning of the claims of the patents at issue previously scheduled for early October 2006 is being rescheduled for a date in November 2006. On October 23, 2006, the parties engaged in Court ordered mediation which resulted in an impasse. Based on the facts of which we are currently aware, management believes that the resolution of all of our claims with TimeCertain will not have a material adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

In addition, we are subject to other claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Report on Form 10-Q , including certain revisions to the risk factors included in our annual report on Form 10-K for the fiscal year ended June 30, 2006 and subsequent filings with the SEC, have affected, and in some cases could affect, our actual results of operation and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this quarterly report on Form 10-Q, including our financial statements and related notes.

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred net losses of approximately $17,823,000, $19,184,000, and $15,669,000 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively and a net loss of approximately $4,295,000 for the fiscal quarter ended September 30, 2006. We have expended, and will continue to be required to expend, substantial funds to pursue research and development projects and enhance marketing and sales efforts for our Security Software Solutions products and otherwise operate our business. Therefore, we will need to generate higher revenues from our Security Software Solutions segment to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our Security Software Solutions segment, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods.

Our capital requirements are significant and we have historically financed our operations through private placements of securities.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to develop, promote and market the products and services in our Security Software Solutions segment, such as our Inscrybe Healthcare platform and related modules. Due to these expenditures, we have incurred significant losses to date. We used approximately $13,109,000, $10,632,000, and $6,660,000 in cash for operating activities for the fiscal years ended June 30, 2006, 2005, and 2004, respectively and used approximately $5,055,000 in cash for operating activities in the quarter ended September 30, 2006. We expect the proceeds received from our February 2004 private financing, in which we raised approximately $69,000,000 in net proceeds, to satisfy our cash needs for the foreseeable future. No assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations. If we are unable to attain projected sales levels for our Security Software Solutions segment, it may be necessary to raise additional capital to fund operations and to meet our obligations in the future.

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

Our strategic alliance agreement with the USPS may also be adversely affected by pending legislation regarding the USPS. The activities in which the USPS may engage, including the provision of the EPM, may be regulated or limited by legislation currently pending in the United States Congress. The eventual outcome of this legislative action can not be determined at this time, and there can be no assurance the USPS will be authorized to continue its current level of support of the EPM in the future.

We have been in negotiations with the USPS to amend the agreement and develop a new arrangement. No assurances, however, can be given that we will be successful in completing these negotiations or that the USPS will not terminate the agreement at any time, in which case we will not generate any revenue from the sales of EPMs. Further, if we are unable to commence realizing revenue from the EPM product, we may incur additional costs in exploring and developing alternative avenues in which to successfully market certain of our Security Software Solutions products.

Further, in October 2006, the USPS released a Request for Information (RFI) for Time and Date Stamp Technology and Management to identify additional companies that may be interested in, and potentially capable of, providing the USPS EPM service. We believe that this exercise would enable the USPS to explore alternative business models for the EPM service, with a view to promoting wider adoption of the service across multiple business segments. We continue to operate under our strategic alliance agreement with the USPS and we are currently the only provider designated by the USPS to offer the EPM service. There can be no assurance, however, that the USPS will adopt an alternative business model or whether we will continue to provide the EPM service in the future.

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

As described in detail at Item 1. “Legal Proceedings” of Part II of this Report on Form 10-Q, several purported class action complaints were filed in federal court alleging that we and certain of our current and former officers and directors violated the federal securities laws. Subsequently, four purported shareholder derivative actions were filed against certain current and former officers and directors based on allegations substantially similar to those set forth in the purported class actions. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

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

Our future success depends upon the continued service of our key management, technical, sales, finance, and other critical personnel. Other than our CEO and CFO, our key personnel do not have employment agreements and we cannot assure you that we will be able to retain them. Our employment agreement with our CEO is due to expire November 14, 2006 and we are currently negotiating with him to either extend or renew the existing agreement or enter into a new employment agreement with him. No assurances can be given, however, that we will reach an agreement with our CEO concerning our employment relationship with him, in which event we will be obligated to pay him a severance payment equal to the sum of 12 months of the greater of (A) his base salary in effect on the termination date or (B) the highest base salary in effect at any time during the ninety day period prior to the termination date. Our CEO agreed to a thirty day extension of the expiration date of the employment agreement during which time we will continue to negotiate this matter with him. Key personnel have left our company in the past and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues.

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves. For example, accounting for employee stock options under FAS 123R has had a material impact on our consolidated results of operations and earnings per share.

As a result of the enactment of the Sarbanes-Oxley Act and the review of accounting policies by the SEC and national and international accounting standards bodies, the frequency of accounting policy changes may accelerate. For example, the adoption of issued FAS123(R) that required us to adopt a different method of determining and accounting for the compensation expense of our employee stock options. As a result of the adoption of FAS 123(R), our losses during fiscal 2006 were higher than they would have been had we not been required to adopt FAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock. This and other possible changes to accounting standards, could adversely affect our reported results of operations. Further, accounting policies affecting software revenue recognition have been the subject of frequent interpretations, which could significantly affect the way we account for revenue related to our products. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.

We will evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. Goodwill is evaluated annually for impairment at the end of each fiscal year, regardless of events and circumstances. In fiscal 2005 we recorded an impairment charge of approximately $4,800,000 for goodwill and other long-term intangible assets. As of September 30, 2006, we had approximately $7,300,000 of goodwill principally from our acquisition of Authentidate International, AG. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

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

We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our products and services. The cost of developing new services and technology solutions, such as Inscrybe Healthcare and related modules, is inherently difficult to estimate. Our development and implementation of proposed products and services may take longer than originally expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources. If we are unable to develop new or updated products and services on a timely basis and implement them without significant disruptions to the existing systems and processes of our customers, we may lose potential sales and harm our relationships with current or potential customers.

New or updated products and services will not become profitable unless they achieve sufficient levels of market acceptance, which may require significant efforts and costs.

There can be no assurance that customers and potential customers will accept from us new or updated products and services. The future results of our Software Security Solutions segment will depend, in significant part, on the success of new products and services. Current and potential customers may choose to use similar products and services offered by our competitors or may not purchase new or updated products or services, especially when they are initially offered and if they require changes in equipment or workflow. For services we are developing or may develop in the future, there can be no assurance that we will attract sufficient customers or that such services will generate sufficient revenues to cover the costs of developing, marketing and providing those services. Furthermore, there can be no assurance that any pricing strategy that we implement for any new products and services will be economically viable or acceptable to the target markets. Failure to achieve broad penetration in target markets with respect to new or updated products and services could have a material adverse effect on our business prospects. Further, achieving market acceptance for new or updated products and services is likely to require substantial marketing efforts and expenditure of significant funds to create awareness and demand by potential customers

We do not have patents on all the technology we use, which could harm our competitive position.

On May 2, 2006, we were issued our first U.S. patent and we also have two issued foreign patents. In addition, we have seven U.S. and nine foreign patent applications pending relating to the technology and business processes underlying our Security Software Solutions applications. However, some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate,” “CareCert,” “DocStar” and the DocStar logo in the US and the trademark “Authentidate” in Germany and Europe. We have also sought to register a number of additional trademarks in the US and certain foreign markets, including “Authentimark” and “CareFax”. We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

Other companies operating within our business segments may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how, much of which is maintained as trade secrets. In addition, there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce our rights under any patent. Although we believe that the products we sell do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. On August 25, 2005, we became aware of an action filed against us entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. The plaintiff in this matter has claimed that our products and systems incorporating secure time-stamping technology, including but not limited to the USPS Electronic Postmark system, infringes certain of its patent rights. We have responded to this complaint and are vigorously defending against this action (for additional information, see Part II, Item 1, “Legal Proceedings”). We have investigated other patents held by third parties of which we are aware and believe that our products and services do not infringe on the claims of these patents. Although we have not received notice of any other claims that our products or services are infringing, we can not provide any assurances that our products and services do not infringe upon any third party patents, including the patents we have investigated. As described under the caption “Legal Proceedings,” we are currently defending a claim by Shore Venture Group, in which it alleges, among other things, rights under one of our patent applications and damages in connection with an alleged copyright infringement. Prior to the commencement of this case, we had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. The case which was brought in federal court has been stayed in favor of arbitration. On October 18, 2006, Shore Venture filed a demand for arbitration with the American Arbitration Association. We will be filing a response to the demand shortly and plan to continue to defend this action vigorously. In the event that products we sell or services we provide are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products and/or services or obtain a license for the manufacture, use and/or sale of such products and services. There can be no assurance that, in such an event, we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. Moreover, there can be no assurance that we will have the financial or other resources necessary to defend against a patent infringement or proprietary rights violation action. In addition, if our products, services or proposed products or services are deemed to infringe upon the patents or proprietary rights of others, we could, under certain circumstances, become liable for damages or subject to an injunction, which could also have a material adverse effect on our business.

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

We are unable to control or influence many of these factors. Further, we have experienced delays in the pace of adoption and use by our customers of our transaction-based offerings, such as CareCert™ and CareFax ™, which has adversely affected our earnings. We may experience similar delays with Inscrybe Healthcare ™ as well. During the sales cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals, negotiating contracts and implementing solutions without receiving any related revenue. In addition, many of our expenses are relatively fixed in the short term, including personnel costs and technology and infrastructure costs. Accordingly, our inability to generate sufficient revenues from these offerings has a direct impact on our results of operations.

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

Our customer satisfaction and our business could be harmed if we experience transmission delays or failures or loss of data in the systems we use to provide services to our customers, including transaction-related services. These systems are complex and, despite testing and quality control, we cannot be certain that problems will not occur or that they will be detected and corrected promptly if they do occur. In providing these services, we rely on internal systems as well as communications and hosting services provided by third parties, such as the Internet. To operate without interruption, both we and the service providers we use must guard against:

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

Demand and market acceptance for our software security offerings remain subject to a high level of uncertainty. Achieving widespread acceptance of these products will continue to require substantial marketing efforts and the expenditure of significant funds to create and maintain brand recognition and customer demand for such products. Demand for our products depends on, among other things:

•	the perceived ability of our products to address real customer problems;

•	the perceived quality, price, ease-of-use and interoperability of our products as compared to our competitors’ products;

•	the market’s perception of how easy or difficult it is to deploy our products, especially in complex, network environments;

•	the continued evolution of electronic commerce as a viable means of conducting business;

•	market acceptance and use of new technologies and standards;

•	the ability of network infrastructures to support an increasing number of users and services;

•	the pace of technological change and our ability to keep up with these changes;

•	general economic conditions, which influence how much money our customers and potential customers are willing to allocate to their information technology budgets.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended June 30, 2006 traded as low as $1.86 per share and as high as $4.30 per share. During the quarter ended September 30, 2006, our stock price has traded in the range of $1.61 to $2.73 per share. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

As of September 30, 2006, the following options and warrants were outstanding :

•	Stock options to purchase approximately 4,422,000 shares of common stock at exercise prices ranging from $2.00 to $16.00 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $4.93 per share. These stock options are employee and non-executive director options.

•	Immediately exercisable warrants to purchase an approximately 1,012,000 shares of common stock at exercise prices ranging from $2.50 to $20.00 per share. The weighted average exercise price of the outstanding warrants is $6.50.

•	Stock options to purchase 375,000 shares of common stock at an exercise price of $3.75 per share to an independent consultant which are exercisable upon achieving certain sales levels.

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

As of September 30, 2006, there were approximately 1,677,000 shares of restricted common stock currently outstanding which may be deemed “restricted securities” as that term is defined under the Securities Act of 1933, and in the future, may be sold pursuant to a registration under the Act, in compliance with Rule 144 under the Act, or pursuant to another exemption. Rule 144 provides, that, in general, a person holding restricted securities for a period of one year may, every three months thereafter, sell in brokerage transactions an amount of shares which does not exceed the greater of one percent of our then outstanding common stock or the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitations by a person who is not an affiliate of ours and was not an affiliate at any time during the 90 day period prior to sale and who has satisfied a two year holding period. Sales of our common stock by certain present stockholders under Rule 144 may, in the future, have a depressive effect on the market price of our securities. In addition, the sale of shares by officers and directors and other affiliated shareholders may also have a depressive effect on the market for our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

(b)	Not applicable

(c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

Not Applicable.

Item 5. Other Information

Effective as of November 7, 2006, we entered into a letter agreement with our Chief Executive Officer amending his employment agreement in order to provide for a thirty day extension of the original expiration date of the employment agreement. Our employment agreement with our Chief Executive Officer would have expired November 14, 2006 without this letter agreement. We are currently negotiating with our CEO to either extend or renew his existing employment agreement or to enter into a new employment agreement with him. No assurances can be given, however, that we will reach an agreement with our CEO concerning our employment relationship with him, in which event we will be obligated to pay him a severance payment as described in note 11 to the financial statements included with this Quarterly Report on Form 10-Q.

Item 6. Exhibits

 The following exhibits are filed herewith or incorporated by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith
10.1	Letter Agreement with Chief Executive Officer dated November 7, 2006				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

November 9, 2006	/s/ Surendra Pai
Date	Surendra Pai
President & Chief Executive Officer

/s/ William A. Marshall
William A. Marshall
Chief Financial Officer & Treasurer