Form 10-Q
period 2006-12-31
AUTHENTIDATE HOLDING CORP
filed 2007-02-08
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes  ☒    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 07, 2007
Common Stock, $0.001 par value per share	34, 413,328 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

( in thousands )	December 31, 2006 (Unaudited)	June 30, 2006

Assets
Current assets
Cash and cash equivalents	$9,152	$9,366
Restricted cash	521	521
Marketable securities	26,830	36,539
Accounts receivable, net	3,689	2,757
Prepaid expenses and other current assets	1,570	825

Total current assets	41,762	50,008
Property and equipment, net	3,727	3,945
Other assets
Software development costs, net	2,451	1,926
Goodwill	7,341	7,341
Other assets	1,464	1,314

Total assets	$56,745	$64,534

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable and accrued expenses	$5,187	$5,925
Deferred revenue	1,976	1,988
Other current liabilities	230	57

Total current liabilities	7,393	7,970
Long-term deferred revenue	229	229

Total liabilities	7,622	8,199

Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value; 5,000 shares authorized Series B, 28 shares issued and outstanding	3	3
Common stock, $.001 par value; 75,000 shares authorized, 34,413 issued and outstanding	34	34
Additional paid-in capital	163,311	162,386
Accumulated deficit	(114,134)	(105,992)
Accumulated comprehensive loss	(91)	(96)

Total shareholders’ equity	49,123	56,335

Total liabilities and shareholders’ equity	$56,745	$64,534

The accompanying notes are an integral part of the condensed consolidated financial statements

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share data)	2006	2005	2006	2005
Net sales
Products	$3,735	$3,916	$6,808	$7,889
Services	409	295	793	625

Total net sales	4,144	4,211	7,601	8,514

Cost of sales
Products	1,682	1,521	3,098	3,548
Services	210	147	405	291

Total cost of sales	1,892	1,668	3,503	3,839

Gross profit	2,252	2,543	4,098	4,675

Selling, general and administrative expenses	5,594	5,778	11,356	11,469
Product development expenses	978	879	1,947	1,597

Total operating expenses	6,572	6,657	13,303	13,066

Loss from operations	(4,320)	(4,114)	(9,205)	(8,391)

Other income
Interest and other income	508	559	1,098	1,090
Interest expense	—	(1)	—	(3)

	508	558	1,098	1,087

Net loss	$(3,812)	$(3,556)	$(8,107)	$(7,304)

Basic and diluted loss per common share	$(0.11)	$(0.10)	$(0.24)	$(0.21)

The accompanying notes are an integral part of the condensed consolidated financial statements

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
(in thousands)	2006	2005
Cash flows from operating activities
Net loss	$(8,107)	$(7,304)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	931	610
Provision for doubtful accounts receivable	29	24
Share-based compensation	925	1,254
Changes in assets and liabilities
Accounts receivable	(961)	(163)
Prepaid expenses and other current assets	(745)	(729)
Accounts payable, accrued expenses and other liabilities	(582)	(910)
Deferred revenue	(12)	(675)

Net cash used in operating activities	(8,522)	(7,893)

Cash flows from investing activities
Restricted cash	—	(518)
Purchases of property and equipment	(214)	(395)
Other intangible assets acquired	(329)	(19)
Capitalized software development costs	(845)	(1,119)
Net sales of marketable securities	9,709	23,675

Net cash provided by investing activities	8,321	21,624

Cash flows from financing activities
Dividends paid	(18)	(35)
Principal payments on obligations under capital leases	—	(13)
Payment of registration costs	—	(2)
Net payments under line of credit	—	(9)

Net cash used in financing activities	(18)	(59)

Effect of exchange rate changes on cash flows	5	(30)

Net increase (decrease) in cash and cash equivalents	(214)	13,642
Cash and cash equivalents, beginning of period	9,366	6,429

Cash and cash equivalents, end of period	$9,152	$20,071

The accompanying notes are an integral part of the condensed consolidated financial statements

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries DJS Marketing Group, Inc. (“Systems Integration”), Authentidate, Inc., Authentidate International AG, and Trac Medical Solutions, Inc. (collectively “Security Software Solutions”), and its Docstar division, (“Document Management Solutions”) (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and six months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2006 and the attached Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

2. Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net loss	$(3,812)	$(3,556)	$(8,107)	$(7,304)
Preferred stock dividends	(17)	(17)	(35)	(35)

Net loss applicable to common shareholders	$(3,829)	$(3,573)	$(8,142)	$(7,339)

Weighted average shares	34,413	34,399	34,413	34,399

Basic and diluted loss per common share	$(0.11)	$(0.10)	$(0.24)	$(0.21)

All common stock equivalents were excluded from the calculation of net loss per share for the periods presented because their impact is antidilutive. At December 31, 2006, employee and non-executive director options (4,303,000), warrants (832,000), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding. At December 31, 2005, employee and non-executive director options (4,246,000), warrants (1,262,000), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Share-Based Compensation

The impact of share-based compensation expense on the results of operations is as follows (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Loss from operations before share-based compensation expense	$(3,820)	$(3,512)	$(8,280)	$(7,137)
Share-based compensation expense	(500)	(602)	(925)	(1,254)

Loss from operations	$(4,320)	$(4,114)	$(9,205)	$(8,391)

Net loss before share-based compensation expense	$(3,312)	$(2,954)	$(7,182)	$(6,050)
Share-based compensation expense	(500)	(602)	(925)	(1,254)

Net loss	$(3,812)	$(3,556)	$(8,107)	$(7,304)

Basic and diluted loss per share before share-based compensation expense	$(0.10)	$(0.09)	$(0.21)	$(0.18)
Share-based compensation expense	(0.01)	(0.01)	(0.03)	(0.03)

Basic and diluted loss per share	$(0.11)	$(0.10)	$(0.24)	$(0.21)

Share-based compensation by category is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
SG&A expenses, net	$5,157	$5,243	$10,558	$10,348
Share-based compensation expense	437	535	798	1,121

Total SG&A expenses	$5,594	$5,778	$11,356	$11,469

Product development expenses, net	$918	$817	$1,827	$1,474
Share-based compensation expense	60	62	120	123

Total product development expenses	$978	$879	$1,947	$1,597

Cost of sales, net	$1,889	$1,663	$3,496	$3,829
Share-based compensation expense	3	5	7	10

Total cost of sales	$1,892	$1,668	$3,503	$3,839

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

Stock option activity under the Employees and Non-Executive Directors Stock Option Plans (the “Plans”) for the period ended December 31, 2006 is as follows (in thousands, except per share and average life data):

Employees Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2006	4,284	$4.95
Granted	86	4.50
Forfeited	(407)	4.73

Outstanding, December 31, 2006	3,963	$4.96	2.48	$—

Exercisable at December 31, 2006	2,754	$5.12	1.83	$—

Expected to vest at December 31, 2006	926	$4.61	3.95	$—

Non-Executive Directors Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2006	295	$4.95
Granted	65	2.03
Expired	(20)	3.76

Outstanding, December 31, 2006	340	$4.47	2.75	$—

Non-executive director options are granted at market price and vest on the grant date.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Unvested options as of December 31, 2006, and changes in such options during the six month period then ended are summarized below (in thousands, except per share and average life data):

	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Unvested balance, June 30, 2006	1,820	$1.12
Granted	151	0.67
Vested	(647)	1.31
Forfeited	(115)	1.14

Unvested balance, December 31, 2006	1,209	$0.95	3.95	$—

As of December 31, 2006, there was $1,115,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. This expense is expected to be recognized over a weighted-average period of 23 months.

There were no options exercised during the six month periods ended December 31, 2006 and 2005. The weighted average grant date fair value of options granted during the six month periods ended December 31, 2006 and 2005 was approximately $0.67 and $0.97, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of shares vested was $844,000 and $625,000 for the six month periods ended December 31, 2006 and 2005, respectively.

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

On January 5, 2007, the Board of Directors granted 400,000 stock options to the Company’s President and Chief Executive Officer in connection with his new employment agreement. These options have an exercise price of $1.50 per share, the fair market value of the stock on the grant date, and vest monthly over the next two years.

On January 17, 2007, the shareholders approved several amendments to the 2001 Non-Executive Director Stock Option Plan whereby non-executive director stock options expire ten years from the original date of grant, non-executive directors will have up to two years to exercise their options after leaving the board and may elect to receive up to 50% of their cash director compensation in restricted common stock of the Company issued at fair value in accordance with the terms of the Plan.

Effective January 17, 2007, the Board of Directors amended the terms of existing stock options previously granted to the Company’s current employees whereby such options expire ten years from the original grant date.

4. Comprehensive Loss:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net loss	$(3,812)	$(3,556)	$(8,107)	$(7,304)
Currency translation adjustment	3	(13)	5	(17)

Comprehensive loss	$(3,809)	$(3,569)	$(8,102)	$(7,321)

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company is organized into three businesses or operating segments based on software and service offerings. The Security Software Solutions business is engaged in the development and sale of secure workflow management applications that generally incorporate its proprietary content authentication technology in the form of the United States Postal Service Electronic Postmark® (EPM); and electronic signing software for use with electronic billing and archiving solutions in the European market. The content authentication technology (EPM) enables the user to have a digital record of a transaction created and stored with the USPS that can be used to verify the content, date, time and parties related to the transaction. Our software applications offered in Europe are compliant with the German Signature Act and European guidelines. The software applications and services offered by this segment are sold through a direct sales effort and reseller arrangements. The Document Management Solutions business is engaged in the development and sale of document imaging and management software. Sales are made primarily through a national network of resellers and in some cases include related hardware products to provide a turn-key solution to customers. The Systems Integration business provides software support, software and hardware integration services and hardware to customers primarily in the Albany, New York area. The Company does not allocate indirect expenses such as public company costs, share-based compensation expense, finance, legal and other non-operating costs to the individual operating segments. These costs generally apply to all of the Company’s businesses and are reported as corporate expenses for segment reporting purposes. Corporate assets consist primarily of cash and cash equivalents, marketable securities, fixed assets and goodwill.

On January 10, 2007, the Company announced that it had entered into a non-binding letter of intent for the sale of the Document Management Solutions and System Integration businesses to a group headed by two members of the businesses’ current senior management team. According to the letter of intent, the Company will receive approximately $8.5 million for the businesses and related assets, which include cash of $750,000 and the land and building located in Schenectady, New York. Approximately $7 million of the selling price will be received in cash and the Company will finance the balance through a 15 year note. No assurances, however, can be given that we will be successful in completing this transaction on these terms, or at all.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment information is as follows:

	Security Software Solutions	Document Management Solutions	Systems Integration	Totals
Three months ended December 31,
2006
Net sales from external customers	$1,002	$1,837	$1,305	$4,144
Segment profit (loss)	(1,828)	182	87	(1,559)
Segment assets	3,173	3,209	2,500	8,882

2005
Net sales from external customers	$1,253	$1,708	$1,250	$4,211
Intersegment revenues	2	—	—	2
Segment loss	(1,601)	50	34	(1,517)
Segment assets	2,659	3,088	2,781	8,528

Six months ended December 31,
2006
Net sales from external customers	$1,885	$3,358	$2,358	$7,601
Segment profit (loss)	(4,050)	213	130	(3,707)
Segment assets	3,173	3,209	2,500	8,882

2005
Net sales from external customers	$2,374	$3,202	$2,938	$8,514
Intersegment revenues	6	—	—	6
Segment loss	(3,485)	24	26	(3,435)
Segment assets	2,659	3,088	2,781	8,528

	Three Months Ended December 31,		Six Months Ended December 31,
Reconciliations:	2006	2005	2006	2005
Net sales
Total net sales for reportable segments	$4,144	$4,213	$7,601	$8,520
Elimination of intersegment revenues	—	(2)	—	(6)

Total consolidated net sales	$4,144	$4,211	$7,601	$8,514

Loss before income taxes
Total loss for reportable segments	$(1,559)	$(1,517)	$(3,707)	$(3,435)
Corporate expenses and other	(2,253)	(2,039)	(4,400)	(3,874)
Elimination of intersegment loss	—	—	—	5

Loss before income taxes	$(3,812)	$(3,556)	$(8,107)	$(7,304)

Assets
Total assets for reportable segments			$8,882	$8,528
Corporate assets			47,863	63,594
Elimination of intersegment assets			—	(146)

Consolidated total assets			$56,745	$71,976

Net sales from external customers for our Security Software Solutions segment includes revenues from our German operations of approximately $568,000 and $1,082,000 for the three and six month periods ended December 31, 2006 and $606,000 and $1,104,000 for the three and six month periods ended December 31, 2005, and assets of approximately $1,228,000 and $1,014,000 at December 31, 2006 and 2005, respectively.

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

7. Inventories

Inventories, which are included in other current assets, consist of the following (in thousands):

	December 31, 2006	June 30, 2006
Purchased components and raw materials	$547	$471
Finished goods	72	99

Total inventories	$619	$570

8. Goodwill and Other Intangible Assets

The Company performs an annual valuation of goodwill at the end of the fiscal year. Any adverse development or change in our business during the year would require an interim assessment. For the six months ended December 31, 2006 there were no adverse developments or changes that required such an assessment and the carrying amount of goodwill has not changed. Goodwill relates solely to our Security Software Solutions business and approximately $7,291,000 relates to our business in Germany.

Other intangible assets consist of the following (in thousands):

	December 31, 2006			June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$368	$119	$249	$368	$109	$259
Trademarks	183	51	132	183	48	135
Acquired technologies	72	63	9	72	54	18
Licenses	1,067	713	354	768	607	161

Total	$1,690	$946	$744	$1,391	$818	$573

The Company amortizes other intangible assets under the straight line method. Amortization expense was approximately $128,000 for the six months ended December 31, 2006. Amortization expense for the next five fiscal years is expected to be as follows (in thousands):

2007	$212
2008	91
2009	91
2010	75
2011	73

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Shareholders’ Equity

The changes in Shareholders' Equity for the six months ended December 31, 2006 are summarized as follows (in thousands):

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, June 30 2006	$3	$34	$162,386	$(105,992)	$(96)	$56,335
Preferred stock dividends	—	—	—	(35)	—	(35)
Share-based compensation expense	—	—	925	—	—	925
Currency translation adjustment	—	—	—	—	5	5
Net loss	—	—	—	(8,107)	—	(8,107)

Balance, December 31, 2006	$3	$34	$163,311	$(114,134)	$(91)	$49,123

During the six months ended December 31, 2006, no stock options or common stock warrants were exercised.

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

11. Commitments and Contingencies

We are the defendant in a third party complaint filed by Shore Venture Group, LLC in the United States District Court for the Eastern District of Pennsylvania. The caption of this matter is Berwyn Capital Investments, Inc. v. Shore Venture Group, LLC et al. (defendants and Shore Venture Group, LLC as third party plaintiff) v. Authentidate Holding Corp. and Authentidate, Inc. (third party defendants). The third party complaint was filed against us on May 7, 2001 and Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleged a claim for breach of contract and indemnification. A bench trial was held in October, 2002 and we received an adverse verdict in this case on February 14, 2006 wherein the trial judge found Authentidate responsible for monetary damages in the amount of approximately $308,000. We subsequently filed a motion with the court requesting that it reconsider and modify the verdict and Shore Venture filed a similar motion with the court asking the court to increase the amount of interest awarded. Subsequently, Shore Venture Group filed a motion for attorneys’ fees which we opposed. On May 1, 2006, the court denied our motion for reconsideration and granted-in-part and denied-in-part the motion filed by Shore Venture by awarding an aggregate of approximately $35,000 in additional interest to the plaintiff and third party plaintiff. On June 19, 2006, the court denied Shore Venture Group’s motion for attorneys’ fees. On November 13, 2006 we entered into a settlement agreement with Berwyn Capital and on January 19, 2007 we entered into a settlement agreement with Shore Venture Group and Berwyn Capital, pursuant to which each of the parties have agreed to a release of judgment, withdraw their appeals and a termination of all proceedings relating to this matter, without any admissions of wrongdoing or fault on our part. On January 23, 2007 Berwyn Capital, Shore Venture Group and we filed a joint stipulation of dismissal of appeals with the United States Court of Appeals for the 3rd Circuit and on January 24, 2007 the United States Court of Appeals for the 3rd Circuit issued an order dismissing the appeals. On January 30, 2007 each of Berwyn Capital and Shore Venture Group filed a satisfaction of judgment with the United States District Court for the Eastern District of Pennsylvania. All amounts paid by us under these settlement agreements were recorded as an expense during the year ended June 30, 2006.

We are the defendant in a claim filed by Shore Venture Group in the federal District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. The complaint in this case was filed on March 2, 2005 and an amended complaint was filed on or about April 26, 2005. On October 12, 2005, the parties entered into an agreement to arbitrate the claims asserted against us by Plaintiffs. On October 19, 2005, the Court approved and entered a Consent Order referring the case to arbitration by the American Arbitration Association and staying the lawsuit pending resolution of the arbitration. The plaintiffs seek additional shares of the common stock of our subsidiary, Authentidate, Inc.,

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

rights under one of our patent applications, and damage in connection with an alleged copyright infringement. We had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. However, negotiations were unable to result in a mutually agreeable settlement. The lawsuit requested damages, injunctive relief, costs and attorneys’ fees. On October 18, 2006, Shore Venture filed a demand for arbitration with the American Arbitration Association. On December 4, 2006 we filed a response to the demand and are defending the action vigorously. Based on the facts of which we are currently aware, management believes that the resolution of this claim, in the event decided adversely to us, will not have a material adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

Between June and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York against our company and certain of our current and former officers and directors. Plaintiffs in those actions alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The securities law claims were based on the allegations that we failed to disclose that our August 2002 agreement with the USPS contained certain performance metrics, and that the USPS could cancel the agreement if we did not meet these metrics; that we did not disclose complete and accurate information as to our performance under, and efforts to renegotiate, the USPS agreement; and that when we did disclose that the USPS might cancel the agreement, the market price of our stock declined. On October 5, 2005 the Court consolidated the class actions under the caption In re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS), and appointed the Illinois State Board of Investment as lead plaintiff under the Private Securities Litigation Reform Act. The plaintiff filed an amended consolidated complaint on January 3, 2006, which asserted the same claims as the prior complaints and also alleged that Authentidate violated the federal securities laws by misrepresenting that it possessed certain patentable technology. On July 14, 2006, the Court dismissed the amended complaint in its entirety; certain claims were dismissed with prejudice and plaintiff was given leave to replead those claims which were not dismissed with prejudice. In August 2006, plaintiff filed a second amended complaint, which does not assert any claims relating to the Company’s patents or under the Securities Act of 1933, but which otherwise is substantially similar to the prior complaint. The second amended complaint seeks unspecified monetary damages. The Company moved to dismiss the second amended complaint on November 13, 2006.

In addition to the class action complaints, four purported shareholder derivative actions were filed against certain former and current directors and officers of the company in June and July 2005 in the United States District Court for the Southern District of New York. These federal court derivative actions were based on substantially the same events and factual allegations as the original class action complaints and asserted claims that Authentidate was injured by an alleged breach of fiduciary duty, waste, mismanagement, violations of Sarbanes-Oxley, and misappropriation of inside information. The derivative complaints sought, among other things, damages, equitable relief, restitution, and payment of costs and expenses incurred in the litigation (including legal fees). Plaintiffs in the derivative actions entered into a Court-approved stipulation providing for the consolidation of their actions and the selection of Maxine Philips as the lead plaintiff. Plaintiffs filed a consolidated complaint on November 14, 2005, which defendants moved to dismiss on January 13, 2006 on the ground that plaintiffs had not made a proper demand on the Board of Directors. On March 20, 2006, before the motion to dismiss was decided, plaintiffs in the federal court derivative action voluntarily dismissed their complaint without prejudice. On April 6, 2006, the court held a hearing to confirm, among other things, that plaintiffs had not received any payment or other consideration for the dismissal of their claims. At the hearing plaintiffs agreed to file a motion seeking court approval for the dismissal. Plaintiffs filed this motion on April 18, 2006 and the court entered an order dismissing the consolidated complaint on May 5, 2006. Subsequently, on May 25, 2006, the plaintiffs sent a letter to the Board of Directors demanding that it file a derivative suit on behalf of the Company which asserts the same claims as the complaint which plaintiffs voluntarily dismissed only weeks earlier.

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

In addition, in August 2005, we were notified of the filing of a complaint in which the plaintiff alleges that our products and systems incorporating secure time stamping technology, including but not limited to the USPS Electronic Postmark system, infringes certain of the plaintiff’s patent rights. The complaint was filed in the United States District Court for the Middle District of Florida and is entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. As relief, the complaint seeks, among other things, injunctive relief and damages. The complaint was served on September 21, 2005, and our Answer and Counterclaim was timely filed on November 10, 2005. We are in the discovery phase of the case and are vigorously defending this action. On October 23, 2006, the parties engaged in Court ordered mediation which resulted in an impasse. A Markman hearing to

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

determine the meaning of the claims of the patents at issue occurred on November 27, 2006. On December 8, 2006 the Court issued a proposed Order and on December 22, 2006 the Court issued a final Order construing the claims of the patents at issue. The claim construction Order was very favorable for us and adopted the meanings that we propounded for the claim terms. Based on the facts of which we are currently aware, management believes that this matter will be settled shortly and the resolution of all of our issues with TimeCertain will not have a material adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

We are engaged in no other litigation which would be anticipated to have a material adverse effect on our financial condition, results of operations or cash flows.

In July 2002, we entered into an agreement with the USPS to provide the management, technology and support for the USPS EPM System. The USPS is the vendor of the EPM to the end user or application solution provider and we serve as a preferred provider of the EPM service. The USPS EPM incorporates our proprietary content authentication technology. From September 2004 through October 2005, we received several letters from the USPS regarding our failure to satisfy the performance metrics under our agreement. In its last letter dated October 2005, the USPS notified us of our continuing failure to satisfy the performance metrics under the agreement, but also stated that it had elected not to terminate the agreement at this time and will continue to fulfill its obligations under the agreement as long as it remains in effect. We have been in negotiations with the USPS to amend the agreement and develop a new arrangement. No assurances, however, can be given that we will be successful in completing these negotiations or that the USPS will not terminate the agreement at any time. Further, the initial term of our alliance agreement with the USPS will expire in July 2007 unless the parties agree to extend the agreement. No assurances can be given that the parties will agree to extend the agreement.

Further, in October 2006, the USPS released a Request for Information (RFI) for Time and Date Stamp Technology and Management to identify additional companies that may be interested in, and potentially capable of, providing the USPS EPM service. This exercise would enable the USPS to explore alternative business models for the EPM service, with a view to promoting wider adoption of the service across multiple business segments. We have submitted our response to the RFI and continue to operate under our strategic alliance agreement with the USPS. We are currently the only provider designated by the USPS to offer the EPM service.

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2006, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

Overview

Authentidate Holding Corp. (AHC), is a world wide provider of secure enterprise workflow management applications. Through its subsidiaries, AHC provides software applications and services that address a variety of business needs for our customers, including reducing costs, improving productivity and enhancing compliance with regulatory requirements. Our scalable software applications focus on workflow management, content authentication and electronic signature services. We also provide document management solutions and security products and services.

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

On January 10, 2007, the Company announced that it had entered into a non-binding letter of intent for the sale of the Document Management Solutions and System Integration businesses to a group headed by two members of the businesses’ current senior management team. According to the letter of intent, the Company will receive approximately $8.5 million for the businesses and related assets, which include cash of $750,000 and the land and building located in Schenectady, New York. Approximately $7 million of the selling price will be received in cash and the Company will finance the balance through a 15 year note. No assurances, however, can be given that we will be successful in completing this transaction on these terms, or at all.

An overview of our businesses follows.

Security Software Solutions

The Security Software Solutions business is engaged in the development and sale of secure workflow management applications that incorporate our proprietary content authentication technology in the form of the USPS Electronic Postmark ® (EPM), and electronic signing software for use with electronic billing and archiving solutions in the European market. Our content authentication technology (EPM) enables the user to have a digital record of a transaction created and stored with the USPS that can be used to verify the content, date, time and parties related to the transaction. Our software applications offered in Europe are compliant with the German Digital Signature Act and European guidelines. We sell our software applications and services through a direct sales effort and reseller arrangements.

During 2005 we shifted to our current solutions-based market approach to facilitate the adoption of our content authentication technology (EPM) in the US and have continued our focus on the healthcare sector. Through August 2006, we developed several applications to complement our CareCert ™ service which was developed in 2004 including CareFax™ and an Electronic Claims Attachment (ECA) application. Building on our experience with customers in our target markets, in October 2006, we announced the launch of Inscrybe Healthcare™, a new web-based information exchange platform for the healthcare industry. Inscrybe Healthcare accommodates interchangeable modes of communication including the web and faxes, and is designed to enable healthcare industry participant, such as physicians, hospitals, home health agencies, equipment providers, pharmacies, payors, regulators and others to securely exchange a variety of documents, such as medical records and forms for approving and supporting claims, without requiring major changes in their day-to-day operations. We also launched a digital Plan of Care service module for the Inscrybe Healthcare platform, which is designed to enable home health agencies to exchange and authenticate Medicare-required documentation with physicians, incorporating digital signature and trusted third-party verification capabilities. Our applications for electronic, paperless processing of critical claims documents, fax automation of workflows that continue to be fax intensive and electronic claims attachments formerly known as CareCert™, CareFax™ and ECA are now being offered as modules of Inscrybe Healthcare. We plan to develop additional modules to provide customers with an integrated suite of applications to serve their business needs.

In November 2006, we began a beta test of TrueBlue™, our new web-based electronic document authentication and exchange service targeted primarily at office professionals in a variety of document intensive market sectors. TrueBlue brings together the power of online communications with a number of essential features such as e-signature capabilities and content authentication using the EPM that can be flexibly combined and applied to a wide variety of uses. A commercial launch of TrueBlue is scheduled for the second half of our 2007 fiscal year.

We intend to continue our efforts to market our software applications and services in the US and European markets. We also intend to focus on identifying additional applications and markets where our technology can address customer needs.

Our Security Software Solutions business represented approximately 24% and 25% of consolidated revenues for the three and six month periods ended December 31, 2006. Revenues consist principally of transaction fees for hosted applications, software license fees, hosting fees and maintenance charges. Growth in our Security Software Solutions business is affected by a number of factors, including general economic and business conditions, and is characterized by long sales cycles. The timing of customer contracts, implementations and ramp-up to full utilization can have a significant impact on results and we believe our results over a longer period of time provide better visibility into our performance.

In July 2002, we entered into an agreement with the USPS to provide the management, technology and support for the USPS EPM System. The USPS is the vendor of the EPM to the end user or application solution provider and we serve as a preferred provider of the EPM service. The USPS EPM incorporates our proprietary content authentication technology. From September 2004 through October 2005, we received several letters from the USPS regarding our failure to satisfy the performance metrics under our agreement. In its last letter dated October 2005, the USPS notified us of our continuing failure to satisfy the performance metrics under the agreement, but also stated that it had elected not to terminate the agreement at this time and will continue to fulfill its obligations under the agreement as long as it remains in effect. We have been in negotiations with the USPS to amend the agreement and develop a new arrangement. No assurances, however, can be given that we will be successful in completing these negotiations or that the USPS will not terminate the agreement at any time. Further, the initial term of our alliance agreement with the USPS will expire in July 2007 unless the parties agree to extend the agreement. No assurances can be given that the parties will agree to extend the agreement.

In October 2006, the USPS released a Request for Information (RFI) for Time and Date Stamp Technology and Management to identify additional companies that may be interested in, and potentially capable of, providing the USPS EPM service. This exercise would enable the USPS to explore alternative business models for the EPM service, with a view to promoting wider adoption of the service across multiple business segments. We have submitted our response to the RFI and continue to operate under our strategic alliance agreement with the USPS. We are currently the only provider designated by the USPS to offer the EPM service.

Document Management Solutions

The Document Management Solutions business is engaged in the development and sale of document imaging and management software. Sales are made primarily through a national network of resellers and in some cases include related hardware products to provide a turn-key solution to customers. Since fiscal 2006, in addition to our on-going reseller efforts, we have been identifying vertical markets where direct and OEM sales approaches would be effective channels for growth. As discussed more fully above, we have entered into a non-binding letter of intent to sell this business.

Our Document Management Solutions business represented approximately 44% of consolidated revenues for the three and six month periods ended December 31, 2006. Revenues consist principally of software license fees, maintenance charges and hardware sales. Sales in our Document Management Solutions business are affected by a number of factors, including general economic and business conditions, which can have a significant impact on results. We believe our results over a longer period of time provide better visibility into our performance.

Systems Integration

The Systems Integration business provides software support, software and hardware integration services and hardware to customers primarily in the Albany, New York area. Our Systems Integration business represented approximately 32% and 31% of consolidated revenues for the three and six month periods ended December 31, 2006. Revenues consist principally of hardware sales and professional service fees. Growth in this business is affected by a number of factors, including general economic and business conditions. Our results depend on the timing of customer contracts and implementations as well as the level of hardware sales. Our results over a longer period of time provide a better indication of the performance of this business. As discussed more fully above, we have entered into a non-binding letter of intent to sell this business.

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

Revenue Recognition

Revenue is derived from hosted application transaction fees, software licenses, hardware sales, maintenance arrangements, hosting services, Electronic Postmark (EPM) sales and post contract customer support services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met: the delivered item has value to the customer on a stand alone basis; there is objective and reliable evidence of the fair value of the undelivered items in the arrangement, if the arrangement includes a general right of return relative to the delivered items, and delivery or performance of the undelivered item is considered probable and substantially in our control. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement. If these criteria are met, we allocate total revenue among the elements based on the sales price of each element when sold separately which is referred to as vendor specific objective evidence or VSOE.

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

Management Estimates

Preparing financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include estimates of loss contingencies and product life cycles, assumptions such as elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences; and determining when investment or other impairments exist. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. We have based our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances and we evaluate our estimates on a regular basis and make changes accordingly. Historically, our estimates relative to our critical accounting estimates have not differed materially from actual results; however, actual results may differ from these estimates under different conditions. If actual results differ from these estimates and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated statement of operations, and in certain situations, could have a material adverse effect on liquidity and our financial condition.

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

Results of Operations

Three and six months ended December 31, 2006 compared to three and six months ended December 31, 2005.

Net sales decreased slightly to $4,144,000 for the quarter ended December 31, 2006, compared to $4,211,000 for the prior year period. These results reflect a decrease in Security Software Solutions revenues to $1,002,000 compared to $1,253,000 for the prior year which included approximately $310,000 related to the amortization of deferred revenue. Excluding these one-time revenues from the prior year results, Security Software Solutions revenues increased approximately 6% due to increases in transaction volumes and new customers in both our US and German operations. Revenues in our Systems Integration segment increased 4% to $1,305,000, and revenues in our Document Management Solutions segment increased by 8% to $1,837,000. Net sales for the six months ended December 31, 2006 decreased to $7,601,000 from $8,514,000 in the comparable period in 2005. Security Software Solutions results reflect the same trends as above, revenues decreased to $1,885,000 compared to $2,374,000 for the prior year which included approximately $623,000 related to the amortization of deferred revenue and other one-time revenues. Excluding these one-time revenues from the prior year results, Security Software Solutions revenues increased approximately 7%. Revenues in our System Integration segment decreased 20% to $2,358,000 due to lower hardware sales and revenues in our Document Management Solutions segment increased 5% to $3,358,000.

Gross margin decreased to $2,252,000, or 54% of sales, for the quarter ended December 31, 2006, compared to $2,543,000, or 60% of sales, for the same period in 2005 due to the shortfall in sales and the increase in amortization expense for software development costs. The decrease in gross margin as a percent of sales for the quarter is due primarily to the one-time revenues discussed above and the increase in amortization expense. Gross margins for the six months ended December 31, 2006 decreased to $4,098,000, or 54% of sales, compared to $4,675,000, or 55% of sales, for the comparable period in 2005, reflecting the trends discussed above offset by an increase in higher margin software revenues in the overall sales mix. For the three and six months periods ended December 31, 2006 gross margins were approximately 50% and 44% for our Security Software Solutions segment, 80% and 81% for our Document Management Solutions segment and 21% and 24% for our Systems Integration segment.

Selling, general and administrative (SG&A) expenses decreased slightly to $5,594,000 for the quarter ended December 31, 2006, compared to $5,778,000 for the same period in 2005. This decrease reflects lower share-based compensation expense for the quarter which was offset in-part by legal expenses for on-going actions of approximately $750,000. SG&A expenses for the six months ended December 31, 2006 decreased to $11,356,000 compared to $11,469,000 for the comparable period in 2005. This decrease is due to lower share-based compensation expense offset primarily by legal expenses for on-going actions of approximately $1,300,000.

Product development expenses increased to $978,000 for the quarter ended December 31, 2006, compared to $879,000 for the comparable period in 2005. Product development spending relates primarily to our investment in our Security Software Solutions applications and fluctuates period to period based on the amounts capitalized. Total spending for the quarter, including capitalized amounts, was $1,441,000 compared to $1,488,000 for the prior year. Product development expenses for the six months ended December 31, 2006 increased to $1,947,000 compared to $1,597,000 for the comparable period in 2005. Total spending for the period was $2,792,000 compared to $2,716,000 for the prior year.

Interest and other income decreased by $50,000 to $508,000 for the quarter ended December 31, 2006 and was essentially flat for the six month periods ended December 31, 2006 and 2005. These trends reflect higher interest rates during the 2006 periods, net of the effect of lower cash and investment balances as we continue to invest in our business.

Net loss for the quarter ended December 31, 2006 was $3,812,000, or $0.11 per share, compared to $3,556,000, or $0.10 per share, for the quarter ended December 31, 2005. Net loss for the six months ended December 31, 2006 was $8,107,000, or $0.24 per share, compared to $7,304,000, or $0.21 per share, for the comparable period in 2005. These results reflect the shortfall in sales and the higher legal and product development expenses discussed above. Our net loss relates primarily to our Security Software Solutions business and corporate expenses as we continue to invest in sales, marketing, product development and administrative costs to grow this business.

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

We have a $2,500,000 revolving line of credit with a financial institution collateralized by all assets of a subsidiary and guaranteed by Authentidate Holding Corp. The agreement restricts the subsidiary from making cash advances to AHC, without obtaining a waiver from the financial institution. The interest rate is prime plus 1.75% with a minimum prime rate of 7%. The subsidiary may borrow on this line based on a formula of qualified accounts receivable and inventory. The outstanding balance on this line of credit was approximately $210,000 at December 31, 2006.

Property, plant and equipment expenditures totaled approximately $214,000, software license expenditures totaled approximately $329,000 and capitalized software development expenditures totaled approximately $845,000 for the six months ended December 31, 2006. We have developed and intend to continue to develop new applications to grow our business and address new markets.

Cash Flows

At December 31, 2006, cash, cash equivalents and marketable securities amounted to approximately $35,982,000 and total assets at that date were $56,745,000. These amounts have decreased since June 30, 2006 by $9,923,000 and $7,789,000, respectively, as we utilized cash principally to fund operating losses, product development activities, changes in working capital and capital expenditures for corporate infrastructure during the six months ended December 31, 2006. Cash used for the period also includes expenditures of approximately $1,800,000 for on-going legal actions and settlements and $360,000 for payment of accrued severance obligations. We expect to continue to use cash to fund operating losses, product development activities and capital expenditures for the foreseeable future.

Net cash used by operating activities for the six months ended December 31, 2006 was $8,522,000 compared to $7,893,000 for the comparable period in 2005. This increase is due primarily to the legal expenditures discussed above, the increase in product development expenses and changes in working capital.

Net cash used by investing activities, excluding purchases and sales of marketable securities, was $1,388,000 for the six months ended December 31, 2006, compared to $2,051,000 for the comparable period in 2005. This decrease relates primarily to the amount of product development spending capitalized in 2006 and the increase in restricted cash during the six months ended December 31, 2005 related to our lease agreement for our executive offices (see “Contractual Commitments” below).

Cash flows from financing activities for the six months ended December 31, 2006 and 2005 were not significant.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits, product development activities and capital expenditures. Under our current operating plan to grow our Security Software Solutions business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our products. We believe we have enough cash, cash equivalents and marketable securities to support our operations for at least the next twelve months.

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

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of December 31, 2006, no shares of the Series B preferred stock have been redeemed.

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

The offices of our subsidiary Authentidate International, AG are located at Groenßaumer Weg 6, 404072 Dusseldorf. We lease approximately 669 square meters at an annual rent of approximately $130,000 pursuant to a lease agreement which expires May 31, 2007. We have an option to extend the lease for additional one-year terms.

Severance Other and Commitments

Effective November 15, 2004, John T. Botti departed as our President and Chief Executive Officer. Subsequently, Mr. Botti retired from his position as Chairman of the Board and on February 7, 2005 we entered into an Agreement and Release with Mr. Botti. Under that agreement, we agreed to pay to Mr. Botti severance payments as set forth in his employment agreement equal to his base salary for twenty-four months through January 2007. We also agreed to retain him to provide consulting services to us for a one year term. Under the consulting agreement, we agreed to pay Mr. Botti a monthly retainer of $10,000 in consideration of his provision of such services as may be requested by our Chief Executive Officer. The severance benefits were accrued in fiscal 2005.

On January 9, 2006, we entered into a Termination Agreement and a separate consulting agreement with John J. Waters, our Executive Vice President–Chief Administrative Officer and a member of our board of directors. Pursuant to the Termination Agreement, Mr. Waters relinquished his employment position in favor of a consulting relationship, effective as of January 1, 2006. We agreed to pay and/or provide to Mr. Waters (a) an amount of approximately $350,000, in accordance with the terms and conditions of the consulting agreement; (b) an amount of $5,000 for attorneys’ fees; and (c) the accelerated vesting of all options granted to him, along with the continuation of the exercise period for the duration of their original term. Mr. Waters will continue to serve on our board of directors. The full cost of this arrangement was accrued during the year ended June 30, 2006 and paid in full by September 30, 2006.

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

On December 6, 2004, we assumed certain assets and liabilities of Cryptcom Securities, Inc., a privately-held technology consulting company, for a purchase price of $125,000. Additionally, we will be required to pay an “earn out” equal to a percentage of net income based on the performance of this division for the period December 6, 2007 through December 5, 2012.

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of December 31, 2006 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$4,937	$256	$1,036	$1,084	$2,561

Total operating leases do not reflect contingencies associated with our contract with Health Fusion, Inc. or our acquisition of certain assets and liabilities of Cryptcom Securities, Inc., both of which are described above.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2006, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

We have approximately $26,830,000 invested in high quality, short term investments as of December 31, 2006. We do not believe that any of our financial instruments have significant risk associated with market sensitivity. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At December 31, 2006, our unrestricted cash and marketable securities totaled $35,982,000, most of which was invested in asset backed short term investments, commercial paper, and money market accounts. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses.

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

Changes in Internal Control over Financial Reporting

In July 2006 we completed an upgrade to our enterprise financial management system used to accumulate financial data used in financial reporting. We used this system to generate financial statements and related information for our fiscal quarter and year-to-date periods ended December 31, 2006. This upgrade was not made in response to any deficiency in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). We believe we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this upgrade.

Other than as described above, there was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

We are the defendant in a third party complaint filed by Shore Venture Group, LLC in the United States District Court for the Eastern District of Pennsylvania. The caption of this matter is Berwyn Capital Investments, Inc. v. Shore Venture Group, LLC et al. (defendants and Shore Venture Group, LLC as third party plaintiff) v. Authentidate Holding Corp. and Authentidate, Inc. (third party defendants). The third party complaint was filed against us on May 7, 2001 and Shore Venture is the defendant to an action commenced by Berwyn Capital. The third party complaint alleged a claim for breach of contract and indemnification. A bench trial was held in October, 2002 and we received an adverse verdict in this case on February 14, 2006 wherein the trial judge found Authentidate responsible for monetary damages in the amount of approximately $308,000. We subsequently filed a motion with the court requesting that it reconsider and modify the verdict and Shore Venture filed a similar motion with the court asking the court to increase the amount of interest awarded. Subsequently, Shore Venture Group filed a motion for attorneys’ fees which we opposed. On May 1, 2006, the court denied our motion for reconsideration and granted-in-part and denied-in-part the motion filed by Shore Venture by awarding an aggregate of approximately $35,000 in additional interest to the plaintiff and third party plaintiff. On June 19, 2006, the court denied Shore Venture Group’s motion for attorneys’ fees. On November 13, 2006 we entered into a settlement agreement with Berwyn Capital and on January 19, 2007 we entered into a settlement agreement with Shore Venture Group and Berwyn Capital, pursuant to which each of the parties have agreed to a release of judgment, withdraw their appeals and a termination of all proceedings relating to this matter, without any admissions of wrongdoing or fault on our part. On January 23, 2007 Berwyn Capital, Shore Venture Group and we filed a joint stipulation of dismissal of appeals with the United States Court of Appeals for the 3rd Circuit and on January 24, 2007 the United States Court of Appeals for the 3rd Circuit issued an order dismissing the appeals. On January 30,

2007 each of Berwyn Capital and Shore Venture Group filed a satisfaction of judgment with the United States District Court for the Eastern District of Pennsylvania. All amounts paid by us under these settlement agreements were recorded as an expense during the year ended June 30, 2006.

We are the defendant in a claim filed by Shore Venture Group in the federal District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. The complaint in this case was filed on March 2, 2005 and an amended complaint was filed on or about April 26, 2005. On October 12, 2005, the parties entered into an agreement to arbitrate the claims asserted against us by Plaintiffs. On October 19, 2005, the Court approved and entered a Consent Order referring the case to arbitration by the American Arbitration Association and staying the lawsuit pending resolution of the arbitration. The plaintiffs seek additional shares of the common stock of our subsidiary, Authentidate, Inc., rights under one of our patent applications, and damage in connection with an alleged copyright infringement. We had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. However, negotiations were unable to result in a mutually agreeable settlement. The lawsuit requested damages, injunctive relief, costs and attorneys’ fees. On October 18, 2006, Shore Venture filed a demand for arbitration with the American Arbitration Association. On December 4, 2006 we filed a response to the demand and are defending the action vigorously. Based on the facts of which we are currently aware, management believes that the resolution of this claim, in the event decided adversely to us, will not have a material adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

Between June and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York against our company and certain of our current and former officers and directors. Plaintiffs in those actions alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The securities law claims were based on the allegations that we failed to disclose that our August 2002 agreement with the USPS contained certain performance metrics, and that the USPS could cancel the agreement if we did not meet these metrics; that we did not disclose complete and accurate information as to our performance under, and efforts to renegotiate, the USPS agreement; and that when we did disclose that the USPS might cancel the agreement, the market price of our stock declined. On October 5, 2005 the Court consolidated the class actions under the caption In re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS), and appointed the Illinois State Board of Investment as lead plaintiff under the Private Securities Litigation Reform Act. The plaintiff filed an amended consolidated complaint on January 3, 2006, which asserted the same claims as the prior complaints and also alleged that Authentidate violated the federal securities laws by misrepresenting that it possessed certain patentable technology. On July 14, 2006, the Court dismissed the amended complaint in its entirety; certain claims were dismissed with prejudice and plaintiff was given leave to replead those claims which were not dismissed with prejudice. In August 2006, plaintiff filed a second amended complaint, which does not assert any claims relating to the Company’s patents or under the Securities Act of 1933, but which otherwise is substantially similar to the prior complaint. The second amended complaint seeks unspecified monetary damages. The Company’s moved to dismiss the second amended complaint on November 13, 2006.

In addition to the class action complaints, four purported shareholder derivative actions were filed against certain former and current directors and officers of the company in June and July 2005 in the United States District Court for the Southern District of New York. These federal court derivative actions were based on substantially the same events and factual allegations as the original class action complaints and asserted claims that Authentidate was injured by an alleged breach of fiduciary duty, waste, mismanagement, violations of Sarbanes-Oxley, and misappropriation of inside information. The derivative complaints sought, among other things, damages, equitable relief, restitution, and payment of costs and expenses incurred in the litigation (including legal fees). Plaintiffs in the derivative actions entered into a Court-approved stipulation providing for the consolidation of their actions and the selection of Maxine Philips as the lead plaintiff. Plaintiffs filed a consolidated complaint on November 14, 2005, which defendants moved to dismiss on January 13, 2006 on the ground that plaintiffs had not made a proper demand on the Board of Directors. On March 20, 2006, before the motion to dismiss was decided, plaintiffs in the federal court derivative action voluntarily dismissed their complaint without prejudice. On April 6, 2006, the court held a hearing to confirm, among other things, that plaintiffs had not received any payment or other consideration for the dismissal of their claims. At the hearing plaintiffs agreed to file a motion seeking court approval for the dismissal. Plaintiffs filed this motion on April 18, 2006 and the court entered an order dismissing the consolidated complaint on May 5, 2006. Subsequently, on May 25, 2006, the plaintiffs sent a letter to the Board of Directors demanding that it file a derivative suit on behalf of the Company which asserts the same claims as the complaint which plaintiffs voluntarily dismissed only weeks earlier.

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

In addition, in August 2005, we were notified of the filing of a complaint in which the plaintiff alleges that our products and systems incorporating secure time stamping technology, including but not limited to the USPS Electronic Postmark system, infringes certain of the plaintiff’s patent rights. The complaint was filed in the United States District Court for the Middle District of Florida and is entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. As relief, the complaint seeks, among other things, injunctive relief and damages. The complaint was served on September 21, 2005, and our Answer and Counterclaim was timely filed on November 10, 2005. We are in the discovery phase of the case and are vigorously defending this action. On October 23, 2006, the parties engaged in Court ordered mediation which resulted in an impasse. A Markman hearing to determine the meaning of the claims of the patents at issue occurred on November 27, 2006. On December 8, 2006 the Court issued a proposed Order and on December 22, 2006 the Court issued a final Order construing the claims of the patents at issue. The claim construction Order was very favorable for us and adopted the meanings that we propounded for the claim terms. Based on the facts of which we are currently aware, management believes that this matter will be settled shortly and the resolution of all of our issues with TimeCertain will not have a material adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

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

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Report on Form 10-Q , including certain revisions to the risk factors included in our annual report on Form 10-K for the fiscal year ended June 30, 2006 and subsequent filings with the SEC, have affected, and in some cases could affect, our actual results of operation and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this quarterly report on Form 10-Q, including our financial statements and related notes

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred net losses of approximately $17,823,000, $19,184,000, and $15,669,000 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively and a net loss of approximately $8,107,000 for six months ended December 31, 2006. We have expended, and will continue to be required to expend, substantial funds to pursue research and development projects and enhance marketing and sales efforts for our Security Software Solutions products and to otherwise operate our business. Therefore, we will need to generate higher revenues from our Security Software Solutions segment to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our Security Software Solutions segment, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods.

Our capital requirements are significant and we have historically financed our operations through private placements of securities.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to develop, promote and market the products and services in our Security Software Solutions segment, such as our Inscrybe Healthcare platform and related modules and our TrueBlue offering. Due to these expenditures, we have incurred significant losses to date. We used approximately $13,109,000, $10,632,000, and $6,660,000 in cash for operating activities for the fiscal years ended June 30, 2006, 2005, and 2004, respectively and used approximately $8,522,000 in cash for operating activities in the six months ended December 31, 2006. We expect the proceeds received from our February 2004 private financing, in which we raised approximately $69,100,000 in net proceeds, to satisfy our cash needs for the foreseeable future. No assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations. If we are unable to attain projected sales levels for our Security Software Solutions segment, it may be necessary to raise additional capital to fund operations and to meet our obligations in the future.

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

Our strategic alliance agreement with the USPS may also be adversely affected by pending legislation regarding the USPS. The activities in which the USPS may engage, including the provision of the EPM, may be regulated or limited by legislation currently pending in the United States Congress. The eventual outcome of this legislative action can not be determined at this time, and there can be no assurance the USPS will be authorized to continue its current level of support of the EPM in the future. We have been in negotiations with the USPS to amend the agreement and develop a new arrangement. No assurances, however, can be given that we will be successful in completing these negotiations or that the USPS will not terminate the agreement at any time, in which case we will not generate any revenue from the sales of EPMs. Further, the initial term of our alliance agreement with the USPS will expire in July 2007 unless the parties agree to extend the agreement. No assurances can be given that the parties will agree to extend the agreement.

Further, in October 2006, the USPS released a Request for Information (RFI) for Time and Date Stamp Technology and Management to identify additional companies that may be interested in, and potentially capable of, providing the USPS EPM service. This exercise would enable the USPS to explore alternative business models for the EPM service, with a view to promoting wider adoption of the service across multiple business segments. We have submitted our response to the RFI and continue to operate under our strategic alliance agreement with the USPS. We are currently the only provider designated by the USPS to offer the EPM service.

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

Our success is dependent on the performance of our management and the cooperation, performance and retention of our executive officers and key employees.

Our business and operations are substantially dependent on the performance of our senior management team and executive officers. These persons have worked together for only a short period of time. If our management team is unable to perform it may adversely impact our results of operations and financial condition. We do not maintain “key person” life insurance on any of our executive officers. The loss of one or several key employees could seriously harm our business. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.

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

As a result of the enactment of the Sarbanes-Oxley Act and the review of accounting policies by the SEC and national and international accounting standards bodies, the frequency of accounting policy changes may accelerate. For example, the adoption of FAS123(R) required us to adopt a different method of determining and accounting for the compensation expense of our employee stock options. As a result of the adoption of FAS 123(R), our losses during fiscal 2006 and 2007 were higher than they would have been had we not been required to adopt FAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock. This and other possible changes to accounting standards, could adversely affect our reported results of operations. Further, accounting policies affecting software revenue recognition have been the subject of frequent interpretations, which could significantly affect the way we account for revenue related to our products. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.

We will evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. Goodwill is evaluated annually for impairment at the end of each fiscal year, regardless of events and circumstances. In fiscal 2005 we recorded an impairment charge of approximately $4,800,000 for goodwill and other long-term intangible assets. As of December 31, 2006, we had approximately $7,300,000 of goodwill principally from our acquisition of Authentidate International, AG. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

We have incurred significant additional costs concerning our international operations and may incur additional costs in the future.

We have incurred substantial costs in supporting the operation of our German subsidiary, Authentidate International, AG. In March 2005, we entered into a new two-year employment agreement with Mr. Jan Wendenburg, the Chief Executive Officer of Authentidate International, pursuant to which he receives a base salary of approximately, $257,000 through March 2007, assuming current exchange rates. Further, for the fiscal years ended June 30, 2005 and 2006, and the six months ended December 31, 2006, we advanced or made capital investments of approximately $2,450,000 to this subsidiary. We cannot provide any assurance that we will recoup any of these amounts from this subsidiary. We expect to incur additional costs in the future in connection with the operations of this subsidiary.

Developing and implementing new or updated products and services may take longer and cost more than expected.

We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our products and services. The cost of developing new services and technology solutions, such as Inscrybe Healthcare and related modules and TrueBlue, is inherently difficult to estimate. Our development and implementation of proposed products and services may take longer than originally expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources. If we are unable to develop new or updated products and services on a timely basis and implement them without significant disruptions to the existing systems and processes of our customers, we may lose potential sales and harm our relationships with current or potential customers.

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

On May 2, 2006, we were issued our first U.S. patent and we also have seven issued foreign patents. In addition, we have eight U.S. and nine foreign patent applications pending relating to the technology and business processes underlying our Security Software Solutions applications. However, some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate,” “CareCert,” “DocStar” and the DocStar logo in the US and the trademark “Authentidate” in Germany and Europe. We have also sought to register a number of additional trademarks in the US and certain foreign markets, including “Authentimark” and “CareFax”. We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

Other companies operating within our business segments may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how, much of which is maintained as trade secrets. In addition, there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce our rights under any patent. Although we believe that the products we sell do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. On August 25, 2005, we became aware of an action filed against us entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. The plaintiff in this matter has claimed that our products and systems incorporating secure time-stamping technology, including but not limited to the USPS Electronic Postmark system, infringes certain of its patent rights. We have responded to this complaint and are vigorously defending against this action (for additional information, see Part II, Item 1, “Legal Proceedings”). We have investigated other patents held by third parties of which we are aware and believe that our products and services do not infringe on the claims of these patents. Although we have not received notice of any other claims that our products or services are infringing, we can not provide any assurances that our products and services do not infringe upon any third party patents, including the patents we have investigated. As described under the caption “Legal Proceedings,” we are currently defending a claim by Shore Venture Group, in which it alleges, among other things, rights under one or more of our patent applications and damages in connection with an alleged copyright infringement. Prior to the commencement of this case, we had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. The case which was brought in federal court has been stayed in favor of arbitration. On October 18, 2006, Shore Venture filed a demand for arbitration with the American Arbitration Association. On December 4, 2006 we filed a response to the demand and are defending this action vigorously. In the event that products we sell or services we provide are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products and/or services or obtain a license for the manufacture, use and/or sale of such products and services. There can be no assurance that, in such an event, we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. Moreover, there can be no assurance that we will have the financial or other resources necessary to defend against a patent infringement or proprietary rights violation action. In addition, if our products, services or proposed products or services are deemed to infringe upon the patents or proprietary rights of others, we could, under certain circumstances, become liable for damages or subject to an injunction, which could also have a material adverse effect on our business.

Because we derive a majority of our license revenues from sales of a few products and solutions, any decline in demand for these products could severely harm our ability to generate revenues.

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

We are unable to control or influence many of these factors. Further, we have experienced delays in the pace of adoption and use by our customers of our transaction-based offerings, such as CareCert™ and CareFax ™, which has adversely affected our earnings. We may experience similar delays with Inscrybe Healthcare ™ and TrueBlue™ as well. During the sales cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals, negotiating contracts and implementing solutions without receiving any related revenue. In addition, many of our expenses are relatively fixed in the short term, including personnel costs and technology and infrastructure costs. Accordingly, our inability to generate sufficient revenues from these offerings has a direct impact on our results of operations.

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

The document imaging business is competitive and we compete with major manufacturers. Many of these companies have substantially more experience, greater sales, as well as greater financial and distribution resources than do we. Our Security Software Solutions segment, including Inscrybe Healthcare, TrueBlue, the USPS EPM and our electronic signing solutions are relatively new business lines and although the level of competition across the product line is unknown at this point in time, the field of software-based security solutions is highly competitive. There can be no assurances, however, that any of these products will achieve market acceptance.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended June 30, 2006 traded as low as $1.86 per share and as high as $4.30 per share. During the six months ended December 31, 2006, our stock price has traded in the range of $1.38 to $2.73 per share. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•	quarterly variations in our operating results;

•	announcements we make regarding significant contracts, acquisitions, dispositions, strategic partnerships, or joint ventures;

•	additions or departures of key personnel;

•	the introduction of competitive products by existing or new competitors;

•	uncertainty about and customer confidence in the current economic conditions and outlook;

•	reduced demand for any given product; and

•	sales of our common stock.

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

As of December 31, 2006, the following options and warrants were outstanding:

•

Stock options to purchase approximately 4,303,000 shares of common stock at exercise prices ranging from $2.00 to $16.00 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $4.92 per share. These stock options are employee and non-executive director options.

•

Immediately exercisable warrants to purchase approximately 832,000 shares of common stock at exercise prices ranging from $2.60 to $20.00 per share. The weighted average exercise price of the outstanding warrants is $7.36.

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

As of December 31, 2006, there were approximately 1,677,000 shares of restricted common stock currently outstanding which may be deemed “restricted securities” as that term is defined under the Securities Act of 1933, and in the future, may be sold pursuant to a registration under the Act, in compliance with Rule 144 under the Act, or pursuant to another exemption. Rule 144 provides, that, in general, a person holding restricted securities for a period of one year may, every three months thereafter, sell in brokerage transactions an amount of shares which does not exceed the greater of one percent of our then outstanding common stock or the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitations by a person who is not an affiliate of ours and was not an affiliate at any time during the 90 day period prior to sale and who has satisfied a two year holding period. Sales of our common stock by certain present stockholders under Rule 144 may, in the future, have a depressive effect on the market price of our securities. In addition, the sale of shares by officers and directors and other affiliated shareholders may also have a depressive effect on the market for our securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

(b)	Not applicable

(c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2006.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

Not Applicable.

Item 5.	Other Information

None.

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

AUTHENTIDATE HOLDING CORP.

February 8, 2007	/s/ Surendra Pai
Date	Surendra Pai
President & Chief Executive Officer

/s/ William A. Marshall
William A. Marshall
Chief Financial Officer & Treasurer