Form 10-Q
period 2007-03-31
AUTHENTIDATE HOLDING CORP
filed 2007-05-10
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-20190

Authentidate Holding Corp.

(Exact name of registrant as specified in its charter)

Delaware	14-1673067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Connell Corporate Center 300 Connell Drive, 5th Floor, Berkeley Heights, New Jersey	07922
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2007
Common Stock, $0.001 par value per share	34, 430,403 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2007 (Unaudited)	June 30, 2006
( in thousands )
Assets
Current assets
Cash and cash equivalents	$8,351	$9,366
Restricted cash	521	521
Marketable securities	24,063	36,539
Accounts receivable, net	1,443	601
Prepaid expenses and other current assets	1,015	203
Assets held for sale	2,899	2,778

Total current assets	38,292	50,008
Property and equipment, net	1,290	1,519
Other assets
Software development costs, net	2,307	1,549
Goodwill	7,341	7,341
Other assets	1,362	1,278
Assets held for sale	2,733	2,839

Total assets	$53,325	$64,534

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$3,296	$4,919
Deferred revenue	1,396	1,195
Other current liabilities	407	57
Liabilities of discontinued operations	1,723	1,799

Total current liabilities	6,822	7,970
Long-term deferred revenue	229	229

Total liabilities	7,051	8,199

Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value; 5,000 shares authorized
Series B, 28 shares issued and outstanding	3	3
Common stock, $.001 par value; 75,000 shares authorized, 34,430 and 34,413 issued and outstanding on March 31, 2007 and June 30, 2006, respectively	34	34
Additional paid-in capital	163,836	162,386
Accumulated deficit	(117,533)	(105,992)
Accumulated comprehensive loss	(66)	(96)

Total shareholders’ equity	46,274	56,335

Total liabilities and shareholders’ equity	$53,325	$64,534

The accompanying notes are an integral part of the condensed consolidated financial statements

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share data)	2007	2006	2007	2006
Revenues
Software licenses and support	$1,324	$884	$2,406	$1,988
Hosted software services	469	381	1,272	1,657

Total revenues	1,793	1,265	3,678	3,645

Operating expenses
Cost of revenues	800	362	1,860	1,033
Selling, general and administrative	4,026	4,985	12,584	13,574
Product development	710	857	2,443	2,282

Total operating expenses	5,536	6,204	16,887	16,889

Operating loss	(3,743)	(4,939)	(13,209)	(13,244)
Other income	490	512	1,588	1,599

Loss from continuing operations	(3,253)	(4,427)	(11,621)	(11,645)
Income (loss) from discontinued operations, net	(128)	(174)	133	(257)

Net loss	$(3,381)	$(4,601)	$(11,488)	$(11,902)

Basic and diluted loss per share
Continuing operations	$(0.09)	$(0.12)	$(0.34)	$(0.34)
Discontinued operations	(0.01)	(0.01)	0.01	(0.01)

Basic and diluted loss per share	$(0.10)	$(0.13)	$(0.33)	$(0.35)

The accompanying notes are an integral part of the condensed consolidated financial statements

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
(in thousands)	2007	2006
Cash flows from operating activities
Net loss	$(11,488)	$(11,902)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,186	795
Share-based compensation	1,312	1,558
(Income) loss from discontinued operations	(133)	257
Changes in assets and liabilities		.
Accounts receivable	(842)	(160)
Prepaid expenses and other current assets	(812)	(386)
Accounts payable, accrued expenses and other liabilities	(1,331)	77
Deferred revenue	201	(412)

Net cash used in operating activities	(11,907)	(10,173)

Cash flows from investing activities
Restricted cash	—	(521)
Purchases of property and equipment	(308)	(848)
Other intangible assets acquired	(287)	(76)
Capitalized software development costs	(1,170)	(1,545)
Net sales of marketable securities	12,476	15,375

Net cash provided by investing activities	10,711	12,385

Cash flows from financing activities
Dividends paid	(35)	(53)
Stock options and warrants exercised	—	12
Principal payments on obligations under capital leases	—	42
Payment of registration costs	—	(2)
Net borrowings under line of credit	—	79

Net cash (used in) provided by financing activities	(35)	78

Effect of exchange rate changes on cash flows	30	(9)

Net increase (decrease) in cash and cash equivalents	(1,201)	2,281
Cash flow from discontinued operations—operating activities	312	657
Cash flow from discontinued operations—investing activities	(126)	(208)
Cash flow from discontinued operations—financing activities	—	(62)

Cash and cash equivalents, beginning of period	9,366	6,429

Cash and cash equivalents, end of period	$8,351	$9,097

The accompanying notes are an integral part of the condensed consolidated financial statements

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries Authentidate, Inc., Authentidate International AG, and Trac Medical Solutions, Inc. (collectively “Security Software Solutions”), and its Docstar division, (“Document Management Solutions”), and DJS Marketing Group, Inc. (“Systems Integration”), (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. As discussed more fully below, the Document Management Solutions and Systems Integration businesses and related assets and liabilities are in the process of being sold and, accordingly, are presented as discontinued operations and assets held for sale. Amounts for continuing operations have been reclassified/regrouped for all periods presented to conform to a more traditional software and software services company presentation. The results of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2006 and the attached Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

On January 10, 2007, the Company announced that it had entered into a non-binding letter of intent for the sale of the Document Management Solutions and Systems Integration businesses to a group headed by two members of the businesses’ current senior management team. According to the letter of intent, the Company will receive approximately $8.5 million for the businesses and related assets, which include cash of $750,000 and the land and building located in Schenectady, New York. Approximately $7 million of the selling price will be received in cash and the Company will finance the balance through a long-term note. We are in the process of negotiating a definitive acquisition agreement with the purchasing group. Although no assurances can be given that we will be successful in completing this transaction on these terms, or at all, we anticipate that a transaction may be completed by the end of our fiscal year, June 30, 2007.

2. Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Loss from continuing operations	$(3,253)	$(4,427)	$(11,621)	$(11,645)
Income (loss) from discontinued operations	(128)	(174)	133	(257)

Net loss	$(3,381)	$(4,601)	$(11,488)	$(11,902)
Preferred stock dividends	(18)	(18)	(53)	(53)

Net loss applicable to common shareholders	$(3,399)	$(4,619)	$(11,541)	$(11,955)

Weighted average shares	34,413	34,404	34,413	34,402

Basic and diluted loss per common share
Continuing operations, less preferred dividends	$(0.09)	$(0.12)	$(0.34)	$(0.34)
Discontinued operations	(0.01)	(0.01)	0.01	(0.01)

Basic and diluted loss per common share	$(0.10)	$(0.13)	$(0.33)	$(0.35)

All common stock equivalents were excluded from the calculation of net loss per share for the periods presented because their impact is antidilutive, or for discontinued operations, not material. At March 31, 2007, employee and non-executive director options (4,700,000), warrants (712,000), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding. At March 31, 2006, employee and non-executive director options (4,920,000), warrants (1,262,000), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Share-Based Compensation

The impact of share-based compensation expense on the results of operations is as follows (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Loss from continuing operations before share-based compensation expense	$(2,791)	$(3,985)	$(10,309)	$(10,087)
Share-based compensation expense	(462)	(442)	(1,312)	(1,558)

Loss from continuing operations	$(3,253)	$(4,427)	$(11,621)	$(11,645)

Net loss before share-based compensation expense	$(2,881)	$(4,076)	$(10,063)	$(10,123)
Share-based compensation expense	(500)	(525)	(1,425)	(1,779)

Net loss	$(3,381)	$(4,601)	$(11,488)	$(11,902)

Basic and diluted loss per share
Continuing operations before share-based compensation	$(0.08)	$(0.11)	$(0.30)	$(0.30)
Discontinued operations before share-based compensation	(0.00)	(0.00)	0.01	(0.00)
Share-based compensation expense	(0.02)	(0.02)	(0.04)	(0.05)

Basic and diluted loss per share	$(0.10)	$(0.13)	$(0.33)	$(0.35)

Share-based compensation by category is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
SG&A expenses, net	$3,627	$4,612	$11,462	$12,217
Share-based compensation expense	399	373	1,122	1,357

Total SG&A expenses	$4,026	$4,985	$12,584	$13,574

Product development expenses, net	$650	$793	$2,263	$2,095
Share-based compensation expense	60	64	180	187

Total product development expenses	$710	$857	$2,443	$2,282

Cost of revenues, net	$797	$358	$1,850	$1,019
Share-based compensation expense	3	4	10	14

Total cost of revenues	$800	$362	$1,860	$1,033

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

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Option Life (Months)
Fiscal year 2007	4.2%	0%	68% - 74%	33-48
Fiscal year 2006	3.3% - 4.2%	0%	74%	33

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

Stock option activity under the Employees and Non-Executive Directors Stock Option Plans (the “Plans”) for the period ended March 31, 2007 is as follows (in thousands, except per share and average life data):

Employees Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2006	4,284	$4.95
Granted	524	2.21
Forfeited	(448)	4.72

Outstanding, March 31, 2007	4,360	$4.65	6.81	$—

Exercisable at March 31, 2007	3,113	$5.02	5.76	$—

Expected to vest at March 31, 2007	955	$3.72	3.72	$—

Non-Executive Directors Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2006	295	$4.95
Granted	65	2.03
Expired	(20)	3.76

Outstanding, March 31, 2007	340	$4.47	7.50	$—

Non-executive director options are granted at market price and vest on the grant date.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Unvested options as of March 31, 2007, and changes in such options during the nine month period then ended are summarized below (in thousands, except per share and average life data):

	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Unvested balance, June 30, 2006	1,820	$1.12
Granted	589	0.75
Vested	(1,018)	1.16
Forfeited	(144)	1.15

Unvested balance, March 31, 2007	1,247	$0.89	6.01	$—

As of March 31, 2007, there was $946,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. This expense is expected to be recognized over a weighted-average period of 21 months.

There were no options exercised during the nine months ended March 31, 2007 and 6,700 options exercised during the nine months ended March 31 2006. The total intrinsic value of those options was $14,000. The weighted average grant date fair value of options granted during the nine month periods ended March 31, 2007 and 2006 was approximately $0.75 and $0.79, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of options vested was $1,184,600 and $625,000 for the nine month periods ended March 31, 2007 and 2006, respectively.

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

Effective January 17, 2007, the Board of Directors amended the terms of existing stock options previously granted to the Company’s current employees whereby such options expire ten years from the original grant date. The incremental share-based compensation expense related to this change is being amortized as the related options vest.

On January 17, 2007, the shareholders approved several amendments to the 2001 Non-Executive Director Stock Option Plan whereby non-executive director stock options expire ten years from the original date of grant, non-executive directors will have up to two years to exercise their options after leaving the board and may elect to receive up to 50% of their cash director compensation in restricted common stock of the Company issued at fair value in accordance with the terms of the Plan. For the period ending March 31, 2007, the Company issued 17,075 shares of restricted common stock (valued at approximately $25,000) to certain non-executive directors in connection with this program.

4. Comprehensive Loss:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net loss	$(3,381)	$(4,601)	$(11,488)	$(11,902)
Currency translation adjustment	25	8	30	(9)

Comprehensive loss	$(3,356)	$(4,593)	$(11,458)	$(11,911)

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

The Company operates in one reportable segment. The Company’s Security Software Solutions business operates in the United States and Germany and is engaged in the development and sale of software and software services that enable enterprises and individuals to exchange information securely and conduct trusted business transactions. In the United States these services generally incorporate its proprietary content authentication technology in the form of the United States Postal Service Electronic Postmark® (EPM). In Germany these applications provide electronic signature and time stamping solutions for use with a variety of corporate processes including electronic billing and archiving business processes in the European market. The software applications offered in Europe are compliant with the German Signature Act and European guidelines. Our software applications and services are sold through a direct sales effort and reseller arrangements.

Revenues from external customers for our Security Software Solutions business include revenues from our German operations of approximately $1,324,000 and $2,406,000 for the three and nine month periods ended March 31, 2007 and $884,000 and $1,988,000 for the three and nine month periods ended March 31, 2006. This operation had assets of approximately $2,103,000 and $1,201,000 at March 31, 2007 and 2006, respectively.

Revenues and operating income (loss) from discontinued operations are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenues	$2,082	$3,143	$7,798	$9,277

Operating income (loss)	$(128)	$(174)	$133	$(257)

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Goodwill and Other Intangible Assets

The Company performs an annual valuation of goodwill at the end of the fiscal year. Any adverse development or change in our business during the year would require an interim assessment. For the nine months ended March 31, 2007 there were no adverse developments or changes that required such an assessment and the carrying amount of goodwill has not changed. Approximately $7,291,000 for goodwill relates to our business in Germany.

Other intangible assets consist of the following (in thousands):

	March 31, 2007			June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$342	$112	$230	$342	$98	$244
Trademarks	146	37	109	146	32	114
Acquired technologies	72	68	4	72	54	18
Licenses	1,040	736	304	750	590	160

Total	$1,600	$953	$647	$1,310	$774	$536

The Company amortizes other intangible assets under the straight line method. Amortization expense was approximately $179,000 for the nine months ended March 31, 2007. Amortization expense for the next five fiscal years is expected to be as follows (in thousands):

2007	$203
2008	83
2009	83
2010	71
2011	70

8. Shareholders’ Equity

The changes in Shareholders’ Equity for the nine months ended March 31, 2007 are summarized as follows (in thousands):

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30 2006	$3	$34	$162,386	$(105,992)	$(96)	$56,335
Preferred stock dividends	—	—	—	(53)	—	(53)
Share-based compensation expense	—	—	1,425	—	—	1,425
Issuance of common stock	—	—	25			25
Currency translation adjustment	—	—	—	—	30	30
Net loss	—	—	—	(11,488)	—	(11,488)

Balance, March 31, 2007	$3	$34	$163,836	$(117,533)	$(66)	$46,274

During the nine months ended March 31, 2007, no stock options or common stock warrants were exercised.

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

10. Commitments and Contingencies

We were the defendant in a third party complaint filed by Shore Venture Group, LLC in the United States District Court for the Eastern District of Pennsylvania. The caption of this matter was Berwyn Capital Investments, Inc. v. Shore Venture Group, LLC et al. (defendants and Shore Venture Group, LLC as third party plaintiff) v. Authentidate Holding Corp. and Authentidate, Inc. (third party defendants). The third party complaint was filed against us on May 7, 2001 and Shore Venture was the defendant to an action commenced by Berwyn Capital. The third party complaint alleged a claim for breach of contract and indemnification. On November 13, 2006 we entered into a settlement agreement with Berwyn Capital and on January 19, 2007 we entered into a settlement agreement with Shore Venture Group and Berwyn Capital, pursuant to which each of the parties agreed to a release of judgment, withdraw their appeals and a termination of all proceedings relating to this matter, without any admissions of wrongdoing or fault on our part. On January 23, 2007 Berwyn Capital, Shore Venture Group and we filed a joint stipulation of dismissal of appeals with the United States Court of Appeals for the 3rd Circuit and on January 24, 2007 the United States Court of Appeals for the 3rd Circuit issued an order dismissing the appeals. On January 30, 2007 each of Berwyn Capital and Shore Venture Group filed a satisfaction of judgment with the United States District Court for the Eastern District of Pennsylvania. All amounts paid by us under these settlement agreements were recorded as an expense during the year ended June 30, 2006.

We are the defendant in a claim filed by Shore Venture Group in the federal District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. The complaint in this case was filed on March 2, 2005 and an amended complaint was filed on or about April 26, 2005. On October 12, 2005, the parties entered into an agreement to arbitrate the claims asserted against us by Plaintiffs. On October 19, 2005, the Court approved and entered a Consent Order referring the case to arbitration by the American Arbitration Association and staying the lawsuit pending resolution of the arbitration. The plaintiffs seek additional shares of the common stock of our subsidiary, Authentidate, Inc., rights under one or more of our patent applications, and damages in connection with an alleged copyright infringement. We had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. However, negotiations were unable to result in a mutually agreeable settlement. The lawsuit requested damages, injunctive relief, costs and attorneys’ fees. On October 18, 2006, Shore Venture filed a demand for arbitration with the American Arbitration Association. On December 4, 2006 we filed a response to the demand and are defending the action vigorously. The parties are currently in the discovery phase of the arbitration. Based on the facts of which we are currently aware, management believes that the resolution of this claim, in the event decided adversely to us, will not have a material adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

Between June and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York against our company and certain of our current and former officers and directors. Plaintiffs in those actions alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The securities law claims were based on the allegations that we failed to disclose that our August 2002 agreement with the USPS contained certain performance metrics, and that the USPS could cancel the agreement if we did not meet these metrics; that we did not disclose complete and accurate information as to our performance under, and efforts to renegotiate, the USPS agreement; and that when we did disclose that the USPS might cancel the agreement, the market price of our stock declined. On October 5, 2005 the Court consolidated the class actions under the caption In re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS), and appointed the Illinois State Board of Investment as lead plaintiff under the Private Securities Litigation Reform Act. The plaintiff filed an amended consolidated complaint on January 3, 2006, which asserted the same claims as the prior complaints and also alleged that Authentidate violated the federal securities laws by misrepresenting that it possessed certain patentable technology. On July 14, 2006, the Court dismissed the amended complaint in its entirety; certain claims were dismissed

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

with prejudice and plaintiff was given leave to replead those claims which were not dismissed with prejudice. In August 2006, plaintiff filed a second amended complaint, which does not assert any claims relating to the Company’s patents or under the Securities Act of 1933, but which otherwise is substantially similar to the prior complaint. The second amended complaint seeks unspecified monetary damages. The Company moved to dismiss the second amended complaint on November 13, 2006, the motion is pending before the court.

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

In addition, in August 2005, we were notified of the filing of a complaint in which the plaintiff alleges that our products and systems incorporating secure time stamping technology, including but not limited to the USPS Electronic Postmark system, infringes certain of the plaintiff’s patent rights. The complaint was filed in the United States District Court for the Middle District of Florida and was titled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. As a result of a Markman hearing to determine the meaning of the claims of the patents at issue, on December 22, 2006 the Court issued a final Order construing the claims of the patents at issue. The claim construction Order was very favorable for us and adopted the meanings that we propounded for the claim terms. On February 16, 2007, the parties entered into a settlement agreement favorable to the Company pursuant to which TimeCertain agreed to dismiss all of its claims in the lawsuit with prejudice. On February 26, 2007, the Court issued a final Order dismissing all of TimeCertain’s claims with prejudice, thereby ending this lawsuit.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2007, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

Overview

Authentidate Holding Corp. (AHC), is a world wide provider of software and software services that enable enterprises and individuals to exchange information securely and conduct trusted business transactions. Through its subsidiaries, AHC provides software applications and software services that address a variety of business needs for our customers, including reducing costs, improving productivity and enhancing compliance with regulatory requirements. Our scalable software offerings focus on workflow management, content authentication and electronic signature and time stamping services.

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

On January 10, 2007, the Company announced that it had entered into a non-binding letter of intent for the sale of the Document Management Solutions and Systems Integration businesses to a group headed by two members of the businesses’ current senior management team. According to the letter of intent, the Company will receive approximately $8.5 million for the businesses and related assets, which include cash of $750,000 and the land and building located in Schenectady, New York. Approximately $7 million of the selling price will be received in cash and the Company will finance the balance through a long term note. We are in the process of negotiating a definitive acquisition agreement with the purchasing group. Although no assurances can be given that we will be successful in completing this transaction on these terms, or at all, we anticipate that a transaction may be completed by the end of our fiscal year ending June 30, 2007.

The Document Management Solutions and Systems Integration businesses and the related assets and liabilities have been presented as discontinued operations and assets held for sale in the condensed consolidated financial statements for all periods presented. The results of operations for discontinued operations were not significant for these periods.

The Company operates its Security Software Solutions business in the United States and Germany. In the United States the business is engaged in the development and sale of software services that incorporate our proprietary content authentication technology in the form of the USPS Electronic Postmark ® (EPM). Our content authentication technology (EPM) enables the user to have a digital record of a transaction created and stored with the USPS that can be used to verify the content, date, time and parties related to the transaction. In Germany the business is engaged in the development and sale of software applications that provide electronic signature and time stamping capabilities for a variety of corporate processes including electronic billing and archiving solutions. Our software applications offered in Europe are compliant with the German Digital Signature Act and European guidelines. We sell our software applications and software services through a direct sales effort and reseller arrangements.

During 2005 we shifted to our current solutions-based market approach in the United States to facilitate the adoption of our content authentication technology (EPM) and have continued our focus on the healthcare sector. Through August 2006, we developed several applications to complement our CareCert ™ service which was developed in 2004 including CareFax™ and an Electronic Claims Attachment (ECA) application. Building on our experience with customers in our target markets, in October 2006, we announced the launch of Inscrybe™ Healthcare, a new web-based information exchange platform for the healthcare industry. Inscrybe Healthcare accommodates interchangeable modes of communication including the web and faxes, and is designed to enable healthcare industry participants, such as physicians, hospitals, home health agencies, equipment providers, pharmacies, payors, regulators and others to securely exchange a variety of documents, such as medical records and forms for approving and supporting claims, without requiring major changes in their day-to-day operations. Since October 2006, we have migrated our CMN (Certificate of Medical Necessity) and Electronic Claims Attachment (ECA) service offerings to Inscrybe Healthcare and added a digital Plan of Care module for the Inscrybe Healthcare platform, which is designed to enable home health agencies to exchange and authenticate Medicare-required documentation with physicians, incorporating digital signature and trusted third-party verification capabilities. In April 2007 we announced our eOrder module for Inscrybe Healthcare which offers a robust array of benefits to homecare providers, including the ability to better serve referring physicians. The eOrder module enables physicians’ offices and other healthcare professionals to place orders with homecare providers and complete the associated paperwork simply and securely using a web-based catalog. We plan to develop additional modules to provide customers with an integrated suite of applications to serve their business needs.

In November 2006, we began a beta test of TrueBlue™, our new web-based electronic document authentication and exchange service targeted primarily at office professionals in a variety of document intensive market sectors. TrueBlue brings together the power of online communications with a number of essential features such as e-signature capabilities and content authentication using the EPM that can be flexibly combined and applied to a wide variety of uses. A commercial launch of TrueBlue is expected to occur by the end of our 2007 fiscal year.

We intend to continue our efforts to market our software applications and software services in the United States and European markets. We also intend to focus on identifying additional applications and markets where our technology can address customer needs.

Our Security Software Solutions revenues consist principally of transaction fees for hosted applications, software license fees, hosting fees and maintenance charges. Growth in our Security Software Solutions business is affected by a number of factors, including general economic and business conditions, and is characterized by long sales cycles. The timing of customer contracts, implementations and ramp-up to full utilization can have a significant impact on results and we believe our results over a longer period of time provide better visibility into our performance.

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

Revenue Recognition

Revenue is derived from hosted application transaction fees, software licenses, maintenance arrangements, hosting services, Electronic Postmark (EPM) sales and post contract customer support services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met: the delivered item has value to the customer on a stand alone basis; there is objective and reliable evidence of the fair value of the undelivered items in the arrangement, if the arrangement includes a general right of return relative to the delivered items, and delivery or performance of the undelivered item is considered probable and substantially in our control. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement. If these criteria are met, we allocate total revenue among the elements based on the sales price of each element when sold separately which is referred to as vendor specific objective evidence or VSOE.

Security Software Solutions revenue from hosted application transaction fees, EPM sales and post contract customer support services is recognized when the related service is provided and, when required, accepted by the customer. Software license revenue is recognized when the criteria discussed above is met. Maintenance and hosting services revenue is recognized over the period in which the service is performed. Revenue from multiple element arrangements that cannot be allocated to identifiable items is recognized ratably over the contract term which is generally one year.

Management Estimates

Preparing financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include estimates of loss contingencies and product life cycles, assumptions such as elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences; and determining when investment or other impairments exist. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make estimates on the future recoverability of capitalized goodwill which is highly dependent on the future success of marketing and sales, we record a valuation allowance against deferred tax assets when we believe it is more likely than not that such deferred tax assets will not be realized and we make assumptions in connection with the calculations of stock compensation expense. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. We have based our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances and we evaluate our estimates on a regular basis and make changes accordingly. Historically, our estimates relative to our critical accounting estimates have not differed materially from actual results; however, actual results may differ from these estimates under different conditions. If actual results differ from these estimates and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated statement of operations, and in certain situations, could have a material adverse effect on liquidity and our financial condition.

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

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Option Life (Months)
Fiscal year 2007	4.2%	0%	68% - 74%	33-48
Fiscal year 2006	3.3% - 4.2%	0%	74%	33

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

Results of Operations (continuing operations, except where noted)

Three and nine months ended March 31, 2007 compared to three and nine months ended March 31, 2006.

Revenues increased approximately 42% to $1,793,000 for the quarter ended March 31, 2007, compared to $1,265,000 for the prior year period. These results reflect increases in transaction volumes and new customers in both our US and German operations. Revenues for the nine months ended March 31, 2007 reflect the same trends as the quarter and increased slightly to $3,678,000 from $3,645,000 for the prior year which included approximately $623,000 related to the amortization of deferred revenue and other one-time revenues. Excluding these one-time revenues from the prior year results, revenues increased approximately 22%.

Cost of revenues increased to $800,000 for the quarter ended March 31, 2007, compared to $362,000 for the prior year period. This increase reflects the increase in revenues discussed above and an increase in amortization expense for capitalized software development costs. Cost of revenues for the nine months ended March 31, 2007 increased to $1,860,000 compared to $1,033,000 for the same period in the prior year due primarily to the increase in amortization discussed above.

Selling, general and administrative (SG&A) expenses decreased to $4,026,000 for the quarter ended March 31, 2007, compared to $4,985,000 for the same period in 2006. This decrease reflects cost management activities for the quarter which were offset in-part by legal expenses for on-going actions of approximately $500,000. SG&A expenses for the nine months ended March 31, 2007 decreased to $12,584,000 compared to $13,574,000 for the comparable period in 2006. This decrease reflects cost management and lower share based compensation expense offset primarily by legal expenses for on-going actions of approximately $1,800,000. The prior year amounts are also higher because they include accrued severance of approximately $670,000 for the quarter and year-to-date periods.

Product development expenses decreased to $710,000 for the quarter ended March 31, 2007, compared to $857,000 for the comparable period in 2006. Product development spending relates primarily to our investment in our US business and fluctuates period to period based on the amounts capitalized. Total spending for the quarter, including capitalized amounts, was $1,105,000 compared to $1,403,000 for the prior year. Product development expenses for the nine months ended March 31, 2007 increased to $2,443,000 compared to $2,282,000 for the comparable period in 2006. Total spending for the period was $3,613,000 compared to $3,827,000 for the prior year.

Interest and other income decreased $22,000 to $490,000 for the quarter ended March 31, 2007 and was essentially flat for the nine month periods ended March 31, 2007 and 2006. These trends reflect higher interest rates during the current year periods, net of the effect of lower cash and investment balances as we continue to invest in our business.

Net loss from continuing and discontinued operations for the quarter ended March 31, 2007 was $3,381,000, or $0.10 per share, compared to $4,601,000, or $0.13 per share, for the quarter ended March 31, 2006. Net loss from continuing and discontinued operations for the nine months ended March 31, 2007 was $11,488,000, or $0.33 per share, compared to $11,902,000, or $0.35 per share, for the comparable period in 2006. Amounts for discontinued operations were not significant for the periods presented. The decrease in net loss reflects the increase in revenues and the cost management activities discussed above. These improvements were offset to some extent by the higher legal expenses during fiscal 2007.

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

Property, plant and equipment expenditures totaled approximately $308,000, software license expenditures totaled approximately $287,000 and capitalized software development expenditures totaled approximately $1,170,000 for the nine months ended March 31, 2007. We have developed and intend to continue to develop new applications to grow our business and address new markets.

Cash Flows

At March 31, 2007, cash, cash equivalents and marketable securities amounted to approximately $32,414,000 and total assets at that date were $53,325,000. These amounts have decreased since June 30, 2006 by $13,491,000 and $11,209,000, respectively, as we utilized cash principally to fund operating losses, product development activities, changes in working capital and capital expenditures for corporate infrastructure during the nine months ended March 31, 2007. Cash used for the period also includes expenditures of approximately $2,400,000 for on-going legal actions and settlements and $430,000 for payment of accrued severance obligations. We expect to continue to use cash to fund operating losses, product development activities and capital expenditures for the foreseeable future.

Net cash used by operating activities for the nine months ended March 31, 2007 was $11,907,000 compared to $10,173,000 for the comparable period in 2006. This increase is due primarily to the legal expenditures discussed above and changes in working capital.

Net cash used by investing activities, excluding purchases and sales of marketable securities, was $1,765,000 for the nine months ended March 31, 2007, compared to $2,990,000 for the comparable period in 2006. This decrease relates primarily to the amount of product development spending capitalized in 2007.

Cash flows from financing activities for the nine months ended March 31, 2007 and 2006 were not significant.

Cash flows for discontinued operations were not significant for the nine months ended March 31, 2007.

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

Our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	our relationships with suppliers and customers;

•	the market acceptance of our products;

•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

•	price discounts on our products to our customers;

•	our pursuit of strategic transactions;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the level of accounts receivable that we maintain;

•	capital improvements to new and existing facilities;

•	technological advances; and

•	our competitors’ response to our products.

Financing Activities

We have not engaged in any external financing activities in fiscal 2007 and 2006.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of March 31, 2007, no shares of the Series B preferred stock have been redeemed.

We are the defendant or respondent in a proceeding arising out of our contractual relationships with Shore Venture Group, LLC alleging that we have infringed certain patent rights. The complaint,, the relief sought and the current status of the action is described in detail under the caption “Legal Proceedings,” appearing in Item 1 of Part II of this Quarterly Report on Form 10-Q.

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

The offices of our subsidiary Authentidate International, AG are located at Grobenbaumer Weg 6, 404072 Dusseldorf. We lease approximately 669 square meters at an annual rent of approximately $130,000 pursuant to a lease agreement which expires May 31, 2007. We have an option to extend the lease for additional one-year terms.

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

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of March 31, 2007 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$4,809	$469	$1,101	$1,087	$2,152

Total operating leases do not reflect contingencies associated with our contract with Health Fusion, Inc. or our acquisition of certain assets and liabilities of Cryptcom Securities, Inc., both of which are described above.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2007, we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us.

Present Accounting Standards Not Yet Adopted

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

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

In February 2007, the FASB issued Financial Accounting Standard (FAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. FAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value. The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. FAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption allowed only if FAS No. 157 is also adopted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have approximately $24,063,000 invested in high quality, short term investments as of March 31, 2007. We do not believe that any of our financial instruments have significant risk associated with market sensitivity. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At March 31, 2007, our unrestricted cash and marketable securities totaled $32,414,000, most of which was invested in asset backed short term investments, commercial paper, and money market accounts. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

We were the defendant in a third party complaint filed by Shore Venture Group, LLC in the United States District Court for the Eastern District of Pennsylvania. The caption of this matter is Berwyn Capital Investments, Inc. v. Shore Venture Group, LLC et al. (defendants and Shore Venture Group, LLC as third party plaintiff) v. Authentidate Holding Corp. and Authentidate, Inc. (third party defendants). The third party complaint was filed against us on May 7, 2001 and Shore Venture was the defendant to an action commenced by Berwyn Capital. The third party complaint alleged a claim for breach of contract and indemnification. On November 13, 2006 we entered into a settlement agreement with Berwyn Capital and on January 19, 2007 we entered into a settlement agreement with Shore Venture Group and Berwyn Capital, pursuant to which each of the parties agreed to a release of judgment, withdraw their appeals and a termination of all proceedings relating to this matter, without any admissions of wrongdoing or fault on our part. On January 23, 2007 Berwyn Capital, Shore Venture Group and we filed a joint stipulation of dismissal of appeals with the United States Court of Appeals for the 3rd Circuit and on January 24, 2007 the United States Court of Appeals for the 3rd Circuit issued an order dismissing the appeals. On January 30, 2007 each of Berwyn Capital and Shore Venture Group filed a satisfaction of judgment with the United States District Court for the Eastern District of Pennsylvania. All amounts paid by us under these settlement agreements were recorded as an expense during the year ended June 30, 2006.

We are the defendant in a claim filed by Shore Venture Group in the federal District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. The complaint in this case was filed on March 2, 2005 and an amended complaint was filed on or about April 26, 2005. On October 12, 2005, the parties entered into an agreement to arbitrate the claims asserted against us by Plaintiffs. On October 19, 2005, the Court approved and entered a Consent Order referring the case to arbitration by the American Arbitration Association and staying the lawsuit pending resolution of the arbitration. The plaintiffs seek additional shares of the common stock of our subsidiary, Authentidate, Inc., rights under one or more of our patent applications, and damage in connection with an alleged copyright infringement. We had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. However, negotiations were unable to result in a mutually agreeable settlement. The lawsuit requested damages, injunctive relief, costs and attorneys’ fees. On October 18, 2006, Shore Venture filed a demand for arbitration with the American Arbitration Association. On December 4, 2006 we filed a response to the demand and are defending the action vigorously. The parties are currently in the discovery phase of the arbitration. Based on the facts of which we are currently aware, management believes that the resolution of this claim, in the event decided adversely to us, will not have a material adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

As previously reported, we are defendants in a purported shareholder class action alleging violations of the Securities Exchange Act of 1934 and the Securities Act of 1933 and shareholder derivative lawsuits based on substantially the same allegations as in the class action complaints. No material developments in these proceedings occurred during the quarter ended March 31, 2007. The current status of these proceedings are described in detail in Note 10 to our condensed consolidated financial statements.

In addition, in August 2005, we were notified of the filing of a complaint in which the plaintiff alleged that our products and systems incorporating secure time stamping technology, including but not limited to the USPS Electronic Postmark system, infringes certain of the plaintiff’s patent rights. The complaint was filed in the United States District Court for the Middle District of Florida and was titled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. As a result of a Markman hearing to determine the meaning of the claims of the patents at issue, on December 22, 2006 the Court issued a final Order construing the claims of the patents at issue. The claim construction Order was very favorable for us and adopted the meanings that we propounded for the claim terms. On February 16, 2007, the parties entered into a settlement agreement favorable to the Company pursuant to which TimeCertain agreed to dismiss all of its claims in the lawsuit with prejudice. On February 26, 2007, the Court issued a final Order dismissing all of TimeCertain’s claims with prejudice, thereby ending this lawsuit.

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

We incurred net losses of approximately $17,823,000, $19,184,000, and $15,669,000 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively and a net loss of approximately $11,488,000 for the nine months ended March 31, 2007. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects and enhance marketing and sales efforts for our Security Software Solutions products and to otherwise operate our business. Therefore, we will need to generate higher revenues from our Security Software Solutions business to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our Security Software Solutions business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods.

Our capital requirements are significant and we have historically financed our operations through private placements of securities.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to develop, promote and market the products and services in our Security Software Solutions business, such as our Inscrybe Healthcare platform and related modules and our TrueBlue offering. Due to these expenditures, we have incurred significant losses to date. We used approximately $13,743,000 and $10,795,000 in cash for continuing operating activities for the fiscal years ended June 30, 2006 and 2005, respectively, and used approximately $11,907,000 in cash for continuing operating activities in the nine months ended March 31, 2007. We expect the proceeds received from our February 2004 private financing, in which we raised approximately $69,100,000 in net proceeds, to satisfy our cash needs for the foreseeable future. No assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations. If we are unable to attain projected sales levels for our Security Software Solutions business, it may be necessary to raise additional capital to fund operations and to meet our obligations in the future.

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

Our strategic alliance agreement with the USPS may also be adversely affected by recently enacted legislation regarding the USPS. On December 20, 2006, the President signed into law PL 109-435. This statute defines as “postal services” essentially the carriage of paper and printed matter, but grandfathers other services that were being offered by the USPS as of January 1, 2006, which we believe would include the EPM. Therefore, the statute permits USPS to continue providing the EPM service. However, the legislation further directs the Postal Regulatory Commission (PRC) to review non-postal services within two years to determine whether they should continue taking into account “the public need for the service” and “the ability of the private sector to meet the public need for the service.” Based upon this language, the PRC may review the EPM and other services to determine whether there is an ongoing need for such services and whether the USPS should continue to offer the services to meet any such public need. Accordingly, there can be no assurance the USPS will elect to continue its current level of support of the EPM in the future. We have been in negotiations with the USPS to amend the agreement and develop a new arrangement. No assurances, however, can be given that we will be successful in completing these negotiations or that the USPS will not terminate the agreement at any time, in which case we will not generate any revenue from the sales of EPMs. Further, the initial term of our alliance agreement with the USPS will expire in July 2007 unless the parties agree to extend the agreement. No assurances can be given that the parties will agree to extend the agreement.

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

We will evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. Goodwill is evaluated annually for impairment at the end of each fiscal year, regardless of events and circumstances. In fiscal 2005 we recorded an impairment charge of approximately $4,800,000 for goodwill and other long-term intangible assets. As of March 31, 2007, we had approximately $7,300,000 of goodwill principally from our acquisition of Authentidate International, AG. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

We have incurred significant additional costs concerning our international operations and may incur additional costs in the future.

We have incurred substantial costs in supporting the operation of our German subsidiary, Authentidate International, AG. In March 2005, we entered into a new two-year employment agreement with Mr. Jan Wendenburg, the Chief Executive Officer of Authentidate International, pursuant to which he received a base salary of approximately, $257,000 through March 2007, assuming current exchange rates. We have extended this agreement through May 2007 pending our negotiations with him of a new employment agreement. Further, for the fiscal years ended June 30, 2005 and 2006, and the nine months ended March 31, 2007, we advanced or made capital investments of approximately $2,600,000 to this subsidiary. We cannot provide any assurance that we will recoup any of these amounts from this subsidiary. We expect to incur additional costs in the future in connection with the operations of this subsidiary.

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

There can be no assurance that customers and potential customers will accept from us new or updated products and services. The future results of our Software Security Solutions business will depend, in significant part, on the success of new products and services. Current and potential customers may choose to use similar products and services offered by our competitors or may not purchase new or updated products or services, especially when they are initially offered and if they require changes in equipment or workflow. For services we are developing or may develop in the future, there can be no assurance that we will attract sufficient customers or that such services will generate sufficient revenues to cover the costs of developing, marketing and providing those services. Furthermore, there can be no assurance that any pricing strategy that we implement for any new products and services will be economically viable or acceptable to the target markets. Failure to achieve broad penetration in target markets with respect to new or updated products and services could have a material adverse effect on our business prospects. Further, achieving market acceptance for new or updated products and services is likely to require substantial marketing efforts and expenditure of significant funds to create awareness and demand by potential customers.

We do not have patents on all the technology we use, which could harm our competitive position.

On May 2, 2006, we were issued our first U.S. patent and we also have seven issued foreign patents. In addition, we have nine U.S. and nine foreign patent applications pending relating to the technology and business processes underlying our Security Software Solutions applications. However, some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate,” “CareCert,” “DocStar” and the DocStar logo in the US and the trademark “Authentidate” in Germany and in the European Community. We have also sought to register a number of additional trademarks in the US and certain foreign markets, including “Authentimark,” “Authentifax,” “Inscrybe,” “TrueBlue,” “Electronic Trust Mark,” “ETM” and “CareFax”.

We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services

Other companies operating within our business segments may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how, much of which is maintained as trade secrets. In addition, there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce our rights under any patent. Although we believe that the products we sell do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. On August 25, 2005, we became aware of an action filed against us entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. The plaintiff in this matter had claimed that our products and systems incorporating secure time-stamping technology, including but not limited to the USPS Electronic Postmark system, infringes certain of its patent rights. This matter has resulted in a favorable settlement for the Company in which all of the plaintiff’s claims were dismissed with prejudice and the case terminated (for additional information, see Part II, Item 1, “Legal Proceedings”). We have investigated patents held by third parties of which we are aware and believe that our products and services do not infringe on the claims of these patents. Although we have not received notice of any other claims that our products or services are infringing, we can not provide any assurances that our products and services do not infringe upon any third party patents, including the patents we have investigated. As described under the caption “Legal Proceedings,” we are currently defending a claim by Shore Venture Group, in which it alleges, among other things, rights under one or more of our patent applications and damages in connection with an alleged copyright infringement. Prior to the commencement of this case, we had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. The case which was brought in federal court has been stayed in favor of arbitration. On October 18, 2006, Shore Venture filed a demand for arbitration with the American Arbitration Association. On December 4, 2006 we filed a response to the demand and are defending this action vigorously. In the event that products we sell or services we provide are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products and/or services or obtain a license for the manufacture, use and/or sale of such products and services. There can be no assurance that, in such an event, we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. Moreover, there can be no assurance that we will have the financial or other resources necessary to defend against a patent infringement or proprietary rights violation action. In addition, if our products, services or proposed products or services are deemed to infringe upon the patents or proprietary rights of others, we could, under certain circumstances, become liable for damages or subject to an injunction, which could also have a material adverse effect on our business.

Because we derive a majority of our license revenues from sales of a few products and solutions, any decline in demand for these products could severely harm our ability to generate revenues.

We derive a majority of our revenues from a limited number of software products and services. In addition, our focus on building our Security Software Solutions business software products is concentrated within the market for products and services designed to provide content integrity and workflow automation. As a result, we are particularly vulnerable to fluctuations in demand for these products, whether as a result of competition, product obsolescence, technological change, customer spending, or other factors. If our revenues derived from these software products were to decline significantly, our business and operating results would be adversely affected.

Some of our products and solutions have long and unpredictable sales cycles, which may impact our quarterly operating results.

Transactions for some of our products, including our Security Software Solutions business, require customers to undertake customized installations to integrate the solutions into their legacy systems and require them to modify existing business practices. The period from our initial contact with a potential customer until the execution of an agreement is difficult to predict and can be in excess of six months. The sales cycles for these transactions can be long and unpredictable due to a number of uncertainties such as:

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

We are expanding our marketing and distribution efforts for our Security Software Solutions business in order to develop and pursue existing and potential market opportunities. This growth is expected to place a significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems and controls on a timely basis. If we fail to implement these systems and controls, our business, financial condition, results of operations and cash flows will be materially and adversely affected.

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

Our security software products and services may not be accepted by the market, which would seriously harm our business.

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

We are engaged in the highly competitive businesses of developing software-based workflow and authentication products. These markets are also continually evolving and, in some cases, subject to rapid technological change. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers than we do. We cannot provide assurance that we will be able to compete successfully against these organizations. We believe that the principal competitive factors affecting our markets include fault-tolerance, reliability, performance, ease of use, scalability, manageability, price and customer service and support. There can be no assurance that we will be able to successfully incorporate these factors into our products and to compete against current or future competitors or that competitive pressure we face will not harm our business. If we are unable to develop and market products to compete with the products of competitors, our business will be materially and adversely affected.

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

Our software products are complex and may contain undetected errors, failures or bugs that may arise when they are first introduced or when new versions are released. These products may be installed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures or bugs in our products. Our customers’ computer environments are often characterized by a wide variety of configurations that make pre-release testing for programming or compatibility errors difficult and time-consuming. Despite testing by us and by others, errors, failures or bugs may not be found in new products or releases after commencement of commercial shipments. Errors, failures or bugs in our products could result in negative publicity, product returns, loss of or delay in market acceptance of our products or claims by customers or others. Alleviating these problems could require significant expenditures of our capital and resources and could cause interruptions, delays or cessation of our product licensing, which could cause us to lose existing or potential customers and would adversely affect our financial conditions, results of operations and cash flows. Most of our license agreements with customers contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions may not prove effective in limiting our liability.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended June 30, 2006 traded as low as $1.86 per share and as high as $4.30 per share. During the nine months ended March 31, 2007, our stock price has traded in the range of $1.20 to $2.73 per share. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

As of March 31, 2007, the following options and warrants were outstanding:

•

Stock options to purchase approximately 4,700,000 shares of common stock at exercise prices ranging from $1.50 to $16.00 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $4.63 per share. These stock options are employee and non-executive director options.

•

Immediately exercisable warrants to purchase approximately 714,000 shares of common stock at exercise prices ranging from $2.60 to $20.00 per share. The weighted average exercise price of the outstanding warrants is $7.77.

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

As of March 31, 2007, there were approximately 1,694,000 shares of restricted common stock currently outstanding which may be deemed “restricted securities” as that term is defined under the Securities Act of 1933, and in the future, may be sold pursuant to a registration under the Act, in compliance with Rule 144 under the Act, or pursuant to another exemption. Rule 144 provides, that, in general, a person holding restricted securities for a period of one year may, every three months thereafter, sell in brokerage transactions an amount of shares which does not exceed the greater of one percent of our then outstanding common stock or the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitations by a person who is not an affiliate of ours and was not an affiliate at any time during the 90 day period prior to sale and who has satisfied a two year holding period. Sales of our common stock by certain present stockholders under Rule 144 may, in the future, have a depressive effect on the market price of our securities. In addition, the sale of shares by officers and directors and other affiliated shareholders may also have a depressive effect on the market for our securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

For the quarter ended March 31, 2007, we issued an aggregate of 17,075 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2001 Non-Executive Director Stock Option Plan, as amended. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

(b)	Not applicable

(c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

We held our Annual Meeting of shareholders on January 17, 2007. At the Annual Meeting, shareholders were requested to vote on the following proposals, both of which were approved. Our shareholders voted as follows:

Proposal 1: To elect the following nominees as directors to hold office until the next annual meeting of stockholders or until his successor has been duly elected and qualified:

Nominee	For	Withheld
Surendra Pai	27,361,971	623,815

John J. Waters	26,651,148	1,334,638

J. Edward Sheridan	26,854,635	1,131,151

Charles J. Johnston	27,046,223	939,563

J. David Luce	27,394,025	591,761

F. Ross Johnson	27,551,463	434,323

Ranjit C. Singh	27,340,263	645,523

Roger O. Goldman	27,159,032	826,754

Proposal 2: To approve the amendments to of the 2001 Non Executive Director Stock Option Plan (the “Director Plan”), which includes the following key changes: (i) to modify the duration of awards granted under the Director Plan to ten years from the grant date; (ii) to provide that in the event of a non-executive director’s termination of service as a director, other than for cause or death or disability, the options held by such director shall terminate two years from the date of termination of service; and (iii) to provide that non-executive directors have the option to elect to receive up to 50% of their cash director compensation in restricted shares of our common stock:

For	Against	Abstain	Broker Non-Votes
11,216,711	1,127,545	72,345	15,569,188

Item 5.	Other Information

We have agreed to extend our employment agreement with Jan C. Wendenburg, the Chief Executive Officer of our subsidiary Authentidate International, AG through the end of May 2007, pending our negotiations with him on a new employment agreement. No assurances can be given, however, that we will reach an agreement with Mr. Wendenburg concerning our employment relationship with him, in which event we may be obligated to pay him a severance payment equal to one year of his base salary.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith
10.1	2001 Non-Executive Director Stock Option Plan, as amended	Definitive Proxy Statement	12/15/06	B

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

May 10, 2007	/s/ Surendra Pai
Date	Surendra Pai
President & Chief Executive Officer

/s/ William A. Marshall
William A. Marshall
Chief Financial Officer & Treasurer