Form 10-K
period 2007-06-30
AUTHENTIDATE HOLDING CORP
filed 2007-09-13
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2006): $53,347,000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 34,449,559 as of September 3, 2007.

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

ITEM 1.     BUSINESS

General

Authentidate Holding Corp. (AHC) is a worldwide provider of software and web-based services that enable enterprises and individuals to securely conduct the trusted exchange of electronic content. AHC and its subsidiaries provide software applications and web-based services that address a variety of business needs for our customers, including raising service levels, reducing costs, improving productivity and enhancing compliance with regulatory requirements. Our scalable offerings are primarily targeted at enterprises and office professionals and incorporate security technologies such as electronic signing, identity management and content authentication to electronically facilitate secure and trusted transactions. The company operates its business in the United States and Germany, with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market.

General Business Developments during Fiscal Year 2007

During fiscal 2007, the company took several steps to sharpen its strategic business focus and completed the realignment of its operations accordingly. In the United States, it continued to invest in developing its Inscrybe™ platform, which brings together an integrated suite of capabilities to enable the trusted exchange of content seamlessly via fax or over the web, and incorporates use of the U.S. Postal Service (USPS) Electronic Postmark® (EPM). As discussed below, utilizing this platform, the company launched Inscrybe Healthcare, a trusted content exchange service specifically targeting the needs of enterprises in the healthcare sector, and divested its Document Management Solutions and Systems Integration businesses that were strategically not relevant to its business direction. Meanwhile, the company’s operating unit in Germany continued to grow acceptance for its electronic invoicing product, and made a successful entry into the German healthcare market with its security technology offerings.

In October 2006, the company announced the launch of Inscrybe™ Healthcare, a web-based enterprise-class service that brings together an integrated suite of capabilities to enable participants in the healthcare industry to securely exchange and track a variety of documents such as certificates of medical necessity (eCMN), prior authorizations (ePA), claims attachments (eCA), plans of care (ePOC) and physician orders (eOrder) seamlessly over the web and via fax. Inscrybe Healthcare also features MDKeyBank™, a physician credentialing tool that establishes a physician’s electronic identity, enabling the signing of electronic medical forms online.

In June 2007, the company announced that it had completed the sale of its Document Management Solutions and Systems Integration businesses, including its wholly-owned subsidiary DJS Marketing Group, Inc., to Astria Solutions Group, LLC (“Astria”). Astria is a newly formed New York limited liability company organized by members of the acquired businesses’ senior management team. Under the terms of the definitive Asset Purchase Agreement, dated as of May 31, 2007 (“Asset Purchase Agreement”), the company received approximately $7,100,000 for the acquired businesses and related assets (including cash of $750,000). Astria paid the company approximately $3,250,000 in cash, issued to the company a $2,000,000 seven-year note bearing an interest rate of 8.5% (“Note”), assumed approximately $1,600,000 in liabilities related to the acquired businesses, and agreed to pay the company approximately $270,000 based on the collection of deferred accounts receivable following the closing. In connection with the sale, Astria also entered into a seven-year lease for a portion of the building owned by the company in Schenectady, New York where the acquired businesses are located and received a six-month exclusive option from the company to purchase the land and building for $2,427,000.

The Note is secured by the assets of the acquired businesses sold by the company to Astria. The Note is subordinated to the interests of the senior creditor and mezzanine lender to Astria as set forth in an intercreditor and subordination agreement among the company, Astria, and the senior creditor and mezzanine lender.

The Document Management Solutions and Systems Integration businesses and the related assets and liabilities have been presented as discontinued operations and assets held for sale in the consolidated financial statements for all periods presented. The results of operations for discontinued operations were not significant for these periods. Unless otherwise indicated, all information presented in this Annual Report on Form 10-K relates to our continuing operations.

In July 2007, the company announced that it had entered into a new three-year license agreement with the USPS to act as a non-exclusive authorized service provider of the USPS EPM. Pursuant to this license agreement, the USPS granted the company a non-exclusive, worldwide license to use its applicable trademarks and other intellectual property rights for the EPM service in order to enable the company to offer the EPM service directly to the market. The USPS will define and maintain the technical and operational standards for the EPM service, and serve as backup verifier for all EPM transactions. Authentidate is the first provider to be authorized in a new standards-based EPM service model created by the USPS to help ensure performance standards and facilitate the development of a multi-provider environment. The company previously operated the EPM service on behalf of the USPS since March 2003, under a strategic alliance agreement that expired on July 31, 2007.

In consideration for the licenses granted to it, Authentidate pays the USPS a quarterly license fee and a per EPM transaction fee if Authentidate’s volume of EPM transactions exceeds a contractually specified level during a particular quarter. This license agreement is effective as of August 1, 2007 and will expire in three years unless it is sooner terminated in accordance with its terms. Either party may terminate the agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable cure periods. In addition, either party may terminate this agreement for any reason, upon 120 days notice to the other party. The USPS will also have the right to terminate the license agreement upon written notice in connection with a change in control transaction affecting Authentidate.

In August 2007 the company announced the commercial launch of Inscrybe™ Office, a new web-based service for business or personal use, to securely and conveniently sign, seal and confirm receipt of important documents over the web. In addition to supporting multiple electronic signatures on the same document, the new service offers senders and recipients the benefits of secure and verifiable online document exchange, with optional features such as acknowledgment of receipt, verification of recipient identity, and audit trails.

Inscrybe™ Office offers a selection of individual subscription plans, and for enterprises facilitates consolidated billing through group accounts. For a monthly subscription fee, each plan offers a user an unlimited number of document transactions utilizing electronic signatures. In addition, for a given transaction a user has the option to apply content authentication and verification features at a nominal charge. Inscrybe™ Office is available to anyone with web access, via MyInscrybe™.com, a new self-serve portal designed to provide individual users personalized access to Authentidate offerings.

Business

General

The company is in the business of providing software and web-based services that enable enterprises and individuals to securely conduct the trusted exchange of electronic content, and operates its business in the United States and Germany. In the United States the business is engaged in the development and sale of hosted applications and services largely based on the Inscrybe platform and related capabilities. In the United States we also offer our proprietary content authentication technology in the form of the USPS Electronic Postmark® (EPM) which may be accessed independently or indirectly by virtue of inclusion in Authentidate’s applications and services. In Germany the business is engaged in the development and sale of software applications that provide electronic signature and time stamping capabilities for a variety of corporate processes including electronic billing and archiving solutions. Our web-based services and software applications are compliant with applicable digital signature rules and guidelines. We sell our software applications and software services through a direct sales effort and reseller arrangements.

During 2005 we shifted to our current solutions-based market approach in the United States to facilitate the adoption of our content authentication technology (EPM) and to grow our business in the healthcare sector. Through August 2006, we developed several applications to complement our CareCert™ service which was developed in 2004. Building on our experience with customers in our target markets, in October 2006, we launched Inscrybe™ Healthcare, a new service based on the Inscrybe platform that accommodates interchangeable modes of communication including the web and faxes, and is designed to enable healthcare industry participants, such as physicians, hospitals, home health agencies, equipment providers, pharmacies, payors, regulators and others to securely exchange a variety of documents such as medical records, and forms for approving and supporting claims. Through July 2007 we migrated our legacy services, including CareCert, Medicaid Prior Authorizations, and Electronic Claims Attachment offerings to the Inscrybe Healthcare service, and also added a digital Plan of Care module (ePOC) which is designed to enable home health agencies to exchange and authenticate Medicare-required documentation with physicians and, in April 2007, announced our Physician Order module (eOrder) which offers a robust array of benefits to homecare providers, including the ability to better serve referring physicians. The eOrder module enables physicians’ offices and other healthcare professionals to place orders with homecare providers and complete the associated paperwork simply and securely using a web-based catalog. We plan to develop additional modules to provide our customers with an integrated suite of applications to serve their business needs.

In November 2006, we began a beta test of Inscrybe™ Office and launched a commercial version of this new web-based service in August 2007. Inscyrbe™ Office is based on Authentidate’s proven Inscrybe suite of capabilities delivering proven value to customers in the healthcare sector today, and brings together the power of online communications with a number of powerful features, such as electronic signatures, content authentication and trusted time stamps using the USPS EPM seal, along with a host of other features that simplify the online exchange of critical and time-sensitive documents. Inscrybe Office is available to anyone with web access, via MyInscrybe.com.

We intend to continue our efforts to market our software applications and web-based services in the United States and European markets. We also intend to focus on identifying additional applications and markets where our technology can address customer needs.

Our revenues consist principally of transaction fees for web-based services, software license fees, hosting fees and maintenance charges. Growth in our business is affected by a number of factors, including general economic and business conditions, and is characterized by long sales cycles. The timing of customer contracts, implementations and ramp-up to full utilization can have a significant impact on results and we believe our results over a longer period of time provide better visibility into our performance.

For the fiscal year ended June 30, 2007 two customers (Liberty Medical Group and ISKV) accounted for approximately 43% of our consolidated revenues. A discussion of the geographic areas where we have business operations is set forth in Note 16 of notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Products and Services

Our business in the US provides hosted services that enable customers to securely conduct the trusted exchange of electronic content. Our Inscrybe Healthcare service is currently targeted at the medical supply and home healthcare sectors. Our new Inscrybe Office service is targeted primarily at enterprises and office professionals in a variety of document intensive markets. Our offerings include:

Inscrybe™ Healthcare—a secure web-based information network that enables users to efficiently and cost-effectively exchange time-sensitive information via the web or fax. Inscrybe Healthcare incorporates electronic signatures, content authentication using the USPS EPM, workflow intelligence and HIPAA compliance. It is used to track and manage all kinds of structured and unstructured data and can be interfaced with existing in-house and external systems. Inscrybe Healthcare includes the following workflow automation modules:

•	eOrder—automates the entire order placement and tracking process between the physician office and the homecare provider

•

eCMN—provides an automated process for certificates of medical necessity, written orders and other documentation required by home medical equipment suppliers to support reimbursement of equipment and service claims

•	ePOC—enables online processing of plan of care forms between home health agencies, skilled care providers and physicians to facilitate timely patient care and reimbursement

•	eCA—provides an electronic submission and tracking process for claims attachments required for proper processing of healthcare claims

•	ePA—automates the processing management of prior authorizations, prior approvals and treatment authorization requests required by state Medicad programs and certain healthcare plans

•	MCKeyBank™—provides a technically compliant physicians credentialing tool that allows for the electronic signing of electronic medical forms online

Inscrybe™ Office—a web-based service, for business or personal use, to securely and conveniently sign, seal and confirm receipt of important documents over the web. The service supports multiple electronic signatures on the same document, provides optional features such as acknowledgment of receipt, verification of recipient identity, content authentication using the USPS EPM and audit trails. Inscrybe Office can be used for legally binding or compliance-dependent transactions such as business or personal contracts, agreements, closing documents, transcripts, offer letters, prescriptions, authorizations and other important documents.

USPS EPM Service—enables a user to have a digital record of a transaction created and stored by a trusted third party that can be used to verify the content, date, time and parties related to the transaction in the future. The EPM can be used to verify the authenticity of a document or file sent electronically as of a specific point in time and allows users to detect whether or not documents or files stamped with an EPM seal have been altered or modified. The USPS EPM incorporates our proprietary content authentication technology and is branded by the USPS pursuant to a non-exclusive, worldwide license agreement between the USPS and the company. Under the license agreement, the USPS will define and maintain the technical and operational standards for the EPM service, and serve as backup verifier for all EPM transactions.

In instances where the above structured services may not exactly match the business needs of our customers, we also design and provide custom solutions that leverage the technical and operational capabilities that form the basis of the above services.

Our business in Germany provides signature-based business process software applications and solutions that feature easy integration, economic efficiency, and platform independence. Our subsidiary, Authentidate International, AG, is a Certification Service Provider, accredited by the German Regulatory Authority for Telecommunications and Post in accordance with the German Electronic Signature Act and European directives. The German Electronic Signature Act established the conditions required to give digital documents legal validity through the use of electronic signatures, granting them an equivalent status to conventional paper documents (i.e. enabling them to be used as evidence in legal disputes). As an accredited provider, our solutions generate legally valid time stamps in accordance with the German Electronic Signature Act and European guidelines. Our current products and services include the following:

eBilling Signature Server—enables centralized application of qualified signatures to a user’s electronic invoice generation process to permit development of a large volume of electronic invoices. Related modules include the Signature Check Server for high volume signature verification and the eSign Client module for generating qualified signatures at the employee workstation.

eArchive Module—enables verification of qualified signatures stored in document management and archive systems. During the verification process the integrity and authenticity of the data is checked.

Scan Signature Module—integrates qualified personal signatures in processes for mass document recording.

eTimeStamp Module—creates qualified time stamps to provide proof of time and date for electronic documents.

eMail Security Server—provides a centralized secure e-mail solution providing Public Key Infrastructure functions, such as the signing, verifying, encoding and decoding of e-mails and attachments.

Signamus Signature Service and Signature Check Webservice—provides an out-sourced qualified signature and verification service for entities and a 7 x 24 web service to verify signatures and time stamps.

As in the US, in Germany we also provide customized security software solutions to customers, primarily in the healthcare space today.

Sales and Marketing

We sell our software and web-based services primarily through a direct sales effort and reseller arrangements. Our resellers typically receive a commission based on a percentage of the value of customer agreements we enter into due to their efforts. In cases where our contracts have a term exceeding one year, we generally defer revenue derived from these contracts and recognize it over the life of the contract.

Supply Relationships

We use AT&T, Inc., to provide and maintain a secure hosting center at a facility in New York to host our web-based services, including the USPS EPM Service. We also use a hosting center in Europe to maintain a secure data center for our overseas operations. We believe that there are sufficient alternative suppliers of these services. We augment our own staff of software developers by using third party consultants and our software and services incorporate products and services which we license from unaffiliated third parties. We believe that adequate alternative suppliers of these products and services exist on commercially reasonable terms so as to mitigate any adverse impacts caused by the termination of any of our existing relationships.

Competition

The markets in which we compete are highly competitive and rapidly changing. Although we believe there is no single company that directly competes with our content authentication services and solutions, we are aware of efforts by other companies to develop products or services to either compete directly with our services and solutions or that could be used as alternatives to our offerings. These companies offer fax products, web based processing of medical forms and signature solutions that could compete with our services and solutions. In addition, companies with which we do not presently directly compete may become competitors in the future through their product development in the area of secure online services and such companies may have greater financial, technological, and marketing resources than we do.

Patents and Trademarks

On May 2, 2006, we were issued our first U.S. patent, Patent No. 7,039,616, titled “Method for Proof of Transaction”. We also have seven issued foreign patents, and nine U.S. and nine foreign patent applications pending relating to the technology and business processes underlying our services and applications. We have registered the trademarks “Authentidate” and “CareCert” in the US, the trademark “Authentidate” in Germany and in the European Community and a number of other trademarks as Madrid Protocol international registrations. We have also sought to register a number of additional trademarks in the US and certain foreign markets, including “Inscrybe,” “MyInscrybe,” and “Inscrybe Office.” No assurance can be given that registration will be obtainable or if obtained will be effective to protect our trademarks. We believe our trade names and patents are important to our business. The source code for our software products is also protected both as a trade secret and as a copyrighted work. Some of our customers are beneficiaries of a source code escrow account arrangement which enables the customer to obtain a contingent future limited right to use our source code solely for the customer’s internal use. If our source code is accessed, the likelihood of misappropriation or other misuse of our intellectual property may increase.

Research and Development

The market for our software and services is characterized by rapid technological change involving the application of a number of advanced technologies, including those relating to computer hardware and software, communication technologies, mass storage devices, electronic signatures, content authentication and other related technologies. Our ability to be competitive depends upon our ability to anticipate and effectively react to technological changes, changing market conditions for our software and services, and the requirements of our customers. Product development expenses for the fiscal years ended June 30, 2007, 2006, and 2005 were $2,594,000, $3,575,000 and $2,704,000, respectively.

Our product development activities are focused on enhancing our applications and services and developing new application and services to address customer and market needs. Current development efforts are focused on enhancing our current applications and services and developing additional applications for the healthcare market. We capitalize software development costs and amortize those costs in accordance with our policy disclosed in Note 1 of notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Intellectual Property

Other companies operating in our market may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how. In addition, there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce or defend our rights under any patent. Although we believe that the software and services we sell do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. In the event that the software or services we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our software or services or obtain a license for the use and/or sale of such products. There can be no assurance that, in such an event, we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. In addition, if our current or proposed software or services are deemed to infringe upon the patents or proprietary rights of others, we could, under certain circumstances, become liable for damages or subject to an injunction, which could also have a material adverse effect on our business. These matters are discussed more fully in Item 3 “Legal Proceedings”. It is our policy to investigate allegations of third party intellectual property rights to the extent that they are brought to our attention or to the extent that we become independently aware of such third party intellectual property rights to ensure that our current and proposed software and services do not infringe on any such rights. Although we have not received notice of any other claims that our software or services are infringing, we can not provide any assurances that our software or services do not infringe upon any other patents, including the patents that we have investigated.

Employees

At June 30, 2007, we employed 74 full-time employees throughout our operations, including our senior management. None of our employees are represented by a collective bargaining agreement and we believe that our employee relations are satisfactory. In the normal course of business, we also contract with third parties to provide support for various projects.

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

Corporate Information

Authentidate Holding Corp. was organized in August 1985 as Bitwise Designs, Inc. and reincorporated under the laws of the state of Delaware in May 1992. We changed our name to Authentidate Holding Corp. in March 2001. Our executive offices are presently located at the Connell Corporate Center, 300 Connell Drive, 5th Floor, Berkeley Heights, New Jersey 07922, and our telephone number is (908) 787-1700. Authentidate, Inc. was organized as a majority-owned subsidiary during our 2000 fiscal year. In 2001, we completed an exchange offer with most of the other shareholders of this subsidiary and presently own approximately 98% of the outstanding capital stock of this company. Authentidate International AG was formed through a joint venture in March, 2000 with our subsidiary, Authentidate, Inc. On March 15, 2002, we acquired all of the outstanding capital stock of this company not held by our subsidiary.

ITEM 1A.     RISK FACTORS

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Report on Form 10-K for the fiscal year ended June 30, 2007, have affected, and in some cases could affect, our actual results of operation and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this annual report on Form 10-K, including our financial statements and related notes.

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred net losses of approximately $15,063,000, $17,823,000 and $19,184,000 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods.

Our capital requirements are significant and we have historically financed our operations through private placements of securities.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software and services, such as our Inscrybe Healthcare platform and related modules and our Inscrybe Office offering. Due to these expenditures, we have incurred significant losses to date. We used approximately $14,852,000, $13,743,000 and $10,821,000 in cash for continuing operating activities for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. We expect the proceeds received from our February 2004 private financing, in which we raised approximately $69,100,000 in net proceeds, and cash generated from operations and asset sales, to satisfy our cash needs for the foreseeable future. No assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations. If we are unable to attain projected revenue levels for our business, it may be necessary to raise additional capital to fund operations and to meet our obligations in the future.

If the United States Postal Service cancels our new license agreement, we may need to incur additional costs in our efforts to successfully commercialize this technology.

In July 2007, we entered into a new three-year license agreement with the U.S. Postal Service® (USPS) to act as a non-exclusive authorized service provider of the USPS Electronic Postmark® (EPM). Pursuant to this license agreement, the USPS granted the company a non-exclusive, worldwide license to use its applicable trademarks and other intellectual property rights for the EPM service in order to enable us to offer the EPM service directly to the market. The USPS will define and maintain the technical and operational standards for the EPM service, and serve as backup verifier for all EPM transactions. Authentidate is the first provider to be authorized in a new standards-based EPM service model created by the USPS to help ensure performance standards and facilitate the development of a multi-provider environment. We have operated the EPM service on behalf of the USPS since March 2003, under a strategic alliance agreement that expired on July 31, 2007.

This license agreement is effective as of August 1, 2007 and will expire in three years unless it is sooner terminated in accordance with its terms. Either party may terminate the agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable cure periods. In addition, either party may terminate this agreement for any reason, upon 120 days notice to the other party. The USPS will also have the right to terminate the license agreement upon written notice in connection with a change in control transaction affecting Authentidate. No assurances can be given that the USPS will not terminate this agreement which termination could adversely affect our ability to commercialize this technology.

Our license with the USPS may also be adversely affected by recently enacted legislation regarding the USPS. On December 20, 2006, the President signed into law PL 109-435. This statute defines as “postal services” essentially the carriage of paper and printed matter, but grandfathers other services that were being offered by the USPS as of January 1, 2006, which we believe would include the EPM. However, the legislation further directs the Postal Regulatory Commission (PRC) to review non-postal services within two years to determine whether they should continue taking into account “the public need for the service” and “the ability of the private sector to meet the public need for the service.” Based upon this legislation, the PRC may review the current licensing arrangement for the EPM. Accordingly, there can be no assurance the USPS will not terminate this licensing program, which could adversely affect our ability to commercialize this technology.

We depend on growth in the software as a service market, and lack of growth or contraction in this market could materially adversely affect our sales and financial condition.

Our software and internet solutions compete with other “software as a service” solutions. Demand for our solutions and software offerings is driven by several factors, including an increased focus on protecting business-critical applications, government and industry regulations requiring data protection and integrity, and the growth in the market for software as a service. Segments of the computer and software industry have in the past experienced significant economic downturns and decreases in demand as a result of changing market factors. A change in the market factors that are driving demand for offerings of software as a service could adversely affect our sales, profitability and financial condition.

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

As described in detail at Item 3. “Legal Proceedings” of Part I of this Report on Form 10-K, several purported class action complaints were filed in federal court alleging that we and certain of our current and former officers and directors violated the federal securities laws. Subsequently, four purported shareholder derivative actions were filed against certain current and former officers and directors based on allegations substantially similar to those set forth in the purported class actions. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

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

Our future success depends upon the continued service of our key management, technical, sales, finance, and other critical personnel. Other than our CEO, CFO and the President of our German operation, our key personnel do not have employment agreements and we cannot assure you that we will be able to retain them. Key personnel have left our company in the past and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues.

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves. For example, accounting for employee stock options under FAS 123R has had a material impact on our consolidated results of operations and earnings per share.

As a result of the enactment of the Sarbanes-Oxley Act and the review of accounting policies by the SEC and national and international accounting standards bodies, the frequency of accounting policy changes may accelerate. For example, the adoption of FAS123(R) in fiscal 2006 required us to adopt a different method of determining and accounting for the compensation expense of our employee stock options. As a result of the adoption of FAS 123(R), our losses during fiscal 2007 and 2006 were higher than they would have been had we not been required to adopt FAS 123(R). This will continue to be the case for future periods. This and other possible changes to accounting standards, could adversely affect our reported results of operations. Further, accounting policies affecting software revenue recognition have been the subject of frequent interpretations, which could significantly affect the way we account for revenue related to our products. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.

We evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. Goodwill is evaluated annually for impairment at the end of each fiscal year, regardless of events and circumstances. In fiscal 2005 we recorded an impairment charge of approximately $4,800,000 for goodwill and other long-term intangible assets. As of June 30, 2007, we had approximately $7,300,000 of goodwill principally from our acquisition of our German subsidiary, Authentidate International, AG. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

We have incurred significant additional costs concerning our international operations and may incur additional costs in the future.

We have incurred substantial costs in supporting the operation of our German subsidiary, Authentidate International, AG. In June 2007, we entered into a new one-year employment agreement with Mr. Jan Wendenburg, the Chief Executive Officer of Authentidate International, pursuant to which he received a base salary of approximately, 210,000 Euros. Further, for the fiscal years ended June 30, 2007, 2006 and 2005, we advanced or made capital investments of approximately $2,840,000 to this subsidiary. We cannot provide any assurance that we will recoup any of these amounts from this subsidiary. We expect to incur additional costs in the future in connection with the operations of this subsidiary.

Developing and implementing new or updated software and services may take longer and cost more than expected.

We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our software and services. The cost of developing new software and services, such as Inscrybe Healthcare and related modules and Inscrybe Office, is inherently difficult to estimate. Our development and implementation of proposed software and services may take longer than originally expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources. If we are unable to develop new or updated software and services on a timely basis and implement them without significant disruptions to the existing systems and processes of our customers, we may lose potential revenues and harm our relationships with current or potential customers.

New or updated software and services will not become profitable unless they achieve sufficient levels of market acceptance, which may require significant efforts and costs.

There can be no assurance that customers and potential customers will accept from us new or updated software and services. The future results of our business will depend, in significant part, on the success of our software and services. Current and potential customers may choose to use similar products and services offered by our competitors or may not purchase new or updated software or services, especially when they are initially offered and if they require changes in equipment or workflow. For software and services we are developing or may develop in the future, there can be no assurance that we will attract sufficient customers or that such software and services will generate sufficient revenues to cover the costs of developing, marketing and providing such software and services. Furthermore, there can be no assurance that any pricing strategy that we implement for any new software and services will be economically viable or acceptable to the target markets. Failure to achieve broad penetration in target markets with respect to new or updated software and services could have a material adverse effect on our business prospects. Further, achieving market acceptance for new or updated software and services is likely to require substantial marketing efforts and expenditure of significant funds to create awareness and demand by potential customers.

We do not have patents on all the technology we use, which could harm our competitive position.

On May 2, 2006, we were issued our first U.S. patent and we also have seven issued foreign patents. In addition, we have nine U.S. and nine foreign patent applications pending relating to the technology and business processes underlying our services and applications. However, some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate” and “CareCert” in the

US, the trademark “Authentidate” in Germany and in the European Community and a number of other trademarks as Madrid Protocol international registrations. We have also sought to register a number of additional trademarks in the US and certain foreign markets, including “Inscrybe,” “MyInscrybe” and “Inscrybe Office.” We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

Other companies operating within our business segments may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how, much of which is maintained as trade secrets. In addition, there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce our rights under any patent. Although we believe that the products we sell do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. On August 25, 2005, we became aware of an action filed against us entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. The plaintiff in this matter had claimed that our products and systems incorporating secure time-stamping technology, including but not limited to the USPS Electronic Postmark system, infringes certain of its patent rights. This matter has resulted in a favorable settlement for the company in which all of the plaintiff’s claims were dismissed with prejudice and the case terminated (for additional information, see Item 3, “Legal Proceedings”). We have investigated patents held by third parties of which we are aware and believe that our products and services do not infringe on the claims of these patents. Although we have not received notice of any other claims that our products or services are infringing, we can not provide any assurances that our products and services do not infringe upon any third party patents, including the patents we have investigated. As described under the caption “Legal Proceedings,” we are currently defending a claim by Shore Venture Group, in which it alleges, among other things, rights under one or more of our patent applications. Shore Venture Group recently withdrew a number of claims in the arbitration, including a claim for damages in connection with an alleged copyright infringement. Prior to the commencement of this case, we had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. The case which was brought in federal court has been stayed in favor of arbitration. On October 18, 2006, Shore Venture filed a demand for arbitration with the American Arbitration Association. On December 4, 2006 we filed a response to the demand and are defending this action vigorously. Discovery has closed in this matter and an arbitration hearing is scheduled to begin on September 4, 2007. In the event that products we sell or services we provide are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products and/or services or obtain a license for the manufacture, use and/or sale of such products and services. There can be no assurance that, in such an event, we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. Moreover, there can be no assurance that we will have the financial or other resources necessary to defend against a patent infringement or proprietary rights violation action. In addition, if our products, services or proposed products or services are deemed to infringe upon the patents or proprietary rights of others, we could, under certain circumstances, become liable for damages or subject to an injunction, which could also have a material adverse effect on our business.

Because we derive a majority of our revenues from a few software and service offerings, any decline in demand for these offerings could severely harm our ability to generate revenues.

We derive a majority of our revenues from a limited number of software and service offerings. In addition, our focus on building our business is concentrated on markets for software and services where content integrity, workflow automation, electronic signatures and time and date stamping are important to customers. As a result, we are particularly vulnerable to fluctuations in demand for these offerings, whether as a result of competition, product obsolescence, technological change, customer spending, or other factors. If our revenues derived from our software and service offerings were to decline significantly, our business and operating results would be adversely affected. Additionally, for the year ended June 30, 2007 we reported that two customers accounted for approximately 43% of our consolidated revenues. As a result, if our relationships with these or other significant customers were disrupted we could lose a significant percentage of our anticipated revenues which could have material adverse effect on our business.

Some of our software and service offerings have long and unpredictable sales cycles, which may impact our quarterly operating results.

Transactions for some of our software and service offerings require customers to undertake customized installations to integrate the solutions into their legacy systems and require them to modify existing business practices. The period from our initial contact with a potential customer until the execution of an agreement is difficult to predict and can be in excess of six months. The sales cycles for these transactions can be long and unpredictable due to a number of uncertainties such as:

•	customers’ budgetary constraints;

•	the need to educate potential customers about our software and service offerings;

•	the timing of customers’ budget cycles;

•	delays caused by customers’ internal review processes;

•	customers’ willingness to invest resources and modify their network infrastructures to take advantage of our offerings; and

•	for sales to government customers, governmental regulatory, approval and purchasing requirements.

We are unable to control or influence many of these factors. Further, we have experienced delays in the pace of adoption and use by our customers of our transaction-based offerings, such as Inscrybe Healthcare, which has adversely affected our earnings. We may experience similar delays with Inscrybe Office as well. During the sales cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals, negotiating contracts and implementing solutions without receiving any related revenue. In addition, many of our expenses are relatively fixed in the short term, including personnel costs and technology and infrastructure costs. Accordingly, our inability to generate sufficient revenues from these offerings has a direct impact on our results of operations.

The failure to properly manage our growth could cause our business to lose money.

We are expanding our sales and marketing efforts in order to develop and pursue existing and potential market opportunities. This growth is expected to place a significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems and controls on a timely basis. If we fail to implement these systems and controls, our business, financial condition, results of operations and cash flows will be materially and adversely affected.

Our software and web-based services and web site may be subject to intentional disruption.

Although we believe we have sufficient controls in place to prevent intentional disruptions, such as software viruses specifically designed to impede the performance of our software and web-based services, we may be affected by such efforts in the future. Further, despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, programming errors, attacks by third parties or similar disruptive problems, resulting in the potential misappropriation of our proprietary information or interruptions of our services. Any compromise of our security, whether as a result of our own systems or systems that they interface with, could substantially disrupt our operations, harm our reputation and reduce demand for our services.

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

In addition, some of our web-based services may, at times, be required to accommodate higher than expected volumes of traffic. At those times, we may experience slower response times or system failures. Any sustained or repeated interruptions or disruptions in these systems or slow down in their response times could damage our relationships with customers. Further, the Internet has experienced, and is likely to continue to experience, significant growth in the number of users and the amount of traffic. If the Internet continues to experience increased usage, the Internet infrastructure may be unable to support the demands placed on it which could harm its reliability and performance. Any significant interruptions in our services or increases in response time could result in a loss of potential or existing users of services and, if sustained or repeated, could reduce the attractiveness of our services.

Our software and service offerings may not be accepted by the market, which would seriously harm our business.

Demand and market acceptance for our software and service offerings remain subject to a high level of uncertainty. Achieving widespread acceptance of these offerings will continue to require substantial marketing efforts and the expenditure of significant funds to create and maintain brand recognition and customer demand for such offerings. Demand for our software and services depend on, among other things:

•	the perceived ability of our offerings to address real customer problems;

•	the perceived quality, price, ease-of-use and interoperability of our offerings as compared to our competitors’ offerings;

•	the market’s perception of how easy or difficult it is to deploy our software or services, especially in complex, network environments;

•	the continued evolution of electronic commerce as a viable means of conducting business;

•	market acceptance and use of new technologies and standards;

•	the ability of network infrastructures to support an increasing number of users and services;

•	the pace of technological change and our ability to keep up with these changes; and

•	general economic conditions, which influence how much money our customers and potential customers are willing to allocate to their information technology budgets.

There can be no assurance that adequate marketing arrangements will be made and continued for our software and services and there can be no assurance that any of these offerings will ever achieve or maintain widespread market acceptance or that such offerings will be profitable.

If we cannot continuously enhance our software and web-based service offerings in response to rapid changes in the market, our business will be harmed.

The software-based services industry and computer industry are characterized by extensive research and development efforts which result in the frequent introduction of new products and services which render existing products and services obsolete. Our ability to compete successfully in the future will depend in large part on our ability to maintain a technically competent research and development staff and our ability to adapt to technological changes in the industry and enhance and improve our software and web-based service offerings and successfully develop and market new offerings that meet the changing needs of our customers. Although we are dedicated to continued improvement of our offerings with a view towards satisfying market needs with the most advanced capabilities, there can be no assurance that we will be able to continue to do so on a regular basis and remain competitive with products offered by other manufacturers. At the present time, we do not have a targeted level of expenditures for research and development. We will evaluate all opportunities but believe the majority of our research and development will be devoted to enhancements of our existing software and web-based services.

If our software and web-based service offerings are not competitive, our business will suffer.

We are engaged in the highly competitive businesses of developing software-based workflow and authentication offerings. These markets are also continually evolving and, in some cases, subject to rapid technological change. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers than we do. We cannot provide assurance that we will be able to compete successfully against these organizations. We believe that the principal competitive factors affecting our markets include performance, ease of use, scalability, manageability, price and customer service and support. There can be no assurance that we will be able to successfully incorporate these factors into our software and web-based services and compete against current or future competitors or that competitive pressure we face will not harm our business. If we are unable to develop and market products to compete with the products of competitors, our business will be materially and adversely affected.

Our business, including Inscrybe Healthcare, Inscrybe Office and our electronic signing solutions are relatively new business lines and although the level of competition for these offerings is unknown at this point in time, the field of software-based solutions is highly competitive. There can be no assurances, however, that any of our offerings will achieve market acceptance.

We also expect that competition will increase as a result of industry consolidations and the formation of new companies with new, innovative offerings. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their software and service offerings to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could harm our business.

Our software and web-based services are complex and are operated in a wide variety of computer configurations, which could result in errors or product failures.

Our software and web-based services are complex and may contain undetected errors, failures or bugs that may arise when they are first introduced or when new versions are released. These offerings may be used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which may cause errors or failures in our software or services or may expose undetected errors, failures or bugs in such offerings. Our customers’ computer environments are often characterized by a wide variety of configurations that make pre-release testing for programming or compatibility errors difficult and time-consuming. Despite testing by us and by others, errors, failures or bugs may not be found in new products or releases after commencement of commercial use. Errors, failures or bugs in our offerings could result in negative publicity, returns, loss of or delay in market acceptance of our software or services or claims by customers or others. Alleviating these problems could require significant expenditures of our capital and resources and could cause interruptions, delays or cessation of our licenses which could cause us to lose existing or potential customers and would adversely affect our financial conditions, results of operations and cash flows. Most of our license agreements with customers contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions may not prove effective in limiting our liability.

We have a significant amount of net operating loss carryforwards which we may not be able to utilize in certain circumstances.

At June 30, 2007, the date of our most recent year end, we had net operating loss carryforwards (“NOLS”) for federal income tax purposes of approximately $96,000,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, utilization of prior NOLS is limited after an ownership change, as defined in Section 382, to an annual amount equal to the value of the corporation’s outstanding stock immediately before the date of the ownership change multiplied by the federal long-term exempt tax rate. Use of our NOLS could also be limited as a result of grants of stock options under stock option plans and other events. In the event we achieve profitable operations, any significant limitation on the utilization of NOLS would have the effect of increasing our current tax liability.

Risks Related to Our Common Stock

Our stock price is volatile and could decline.

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended June 30, 2007 traded as low as $1.20 per share and as high as $2.73 per share. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•	quarterly variations in our operating results;

•	announcements we make regarding significant contracts, acquisitions, dispositions, strategic partnerships, or joint ventures;

•	additions or departures of key personnel;

•	the introduction of competitive offerings by existing or new competitors;

•	uncertainty about and customer confidence in the current economic conditions and outlook;

•	reduced demand for any given software or web-based service offering; and

•	sales of our common stock.

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

As of June 30, 2007, the following options and warrants were outstanding:

•

Stock options to purchase approximately 4,670,000 shares of common stock at exercise prices ranging from $1.50 to $16.00 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $4.63 per share. These stock options are employee and non-executive director options.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.     PROPERTIES

Our executive offices and certain operations are located at the Connell Corporate Center, 300 Connell Drive, 5th Floor, Berkeley Heights, NJ 07922. We also have 26,000 square feet of office and production space in a company owned facility located at 2165 Technology Drive, Schenectady, New York 12308 which is leased to Astria Solutions Group, LLC.

We entered into the lease agreement for our executive offices on July 11, 2005. The lease is for a term of ten years and four months, with a commencement date of October 1, 2005 and covers approximately 19,700 total rentable square feet. The pro-rated annual rent in the first year was $324,000 increasing to $512,000 in year 2 and increasing at regular intervals until year 10 when the annual rent will be approximately $561,000. The lease also provides us with a one-time option to renew the lease for a term of five years at the then-current market rate. We also have an option to terminate the lease five years and four months after the commencement date upon 12 months prior notice to the landlord. If we exercise this option, we would be required to pay an early termination fee of approximately $568,000. As part of the lease agreement, we posted a letter of credit securing our lease payments of approximately $512,000.

The offices of our subsidiary Authentidate International, AG are located at Großenbaumer Weg 6, 404072 Dusseldorf. We lease approximately 820 square meters at an annual rent of approximately $200,000 pursuant to a lease agreement which expired on May 31, 2007. We are currently leasing this facility on a month to month basis and have an option to extend the lease for additional one-year terms.

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

We are the defendant in a claim filed by Shore Venture Group in the federal District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. The complaint in this case was filed on March 2, 2005 and an amended complaint was filed on or about April 26, 2005. On October 12, 2005, the parties entered into an agreement to arbitrate the claims asserted against us by Plaintiffs. On October 19, 2005, the Court approved and entered a Consent Order referring the case to arbitration by the American Arbitration Association and staying the lawsuit pending resolution of the arbitration. The plaintiffs seek additional shares of the common stock of our subsidiary, Authentidate, Inc., and rights under one or more of our patent applications. Shore Venture Group recently withdrew a number of claims in the arbitration, including a claim for damages in connection with an alleged copyright infringement. We had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. However, negotiations were unable to result in a mutually agreeable settlement. The lawsuit requested damages, injunctive relief, costs and attorneys’ fees. On October 18, 2006, Shore Venture filed a demand for arbitration with the American Arbitration Association. On December 4, 2006 we filed a response to the demand and are defending the action vigorously. Discovery has closed in this matter and an arbitration hearing began during the week of September 4, 2007. Based on the facts of which we are currently aware, management believes that the resolution of this claim, in the event decided adversely to us, will not have a material adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

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

In addition, in August 2005, we were notified of the filing of a complaint in which the plaintiff alleged that our products and systems incorporating secure time stamping technology, including but not limited to the USPS Electronic Postmark system, infringed certain of the plaintiff’s patent rights. The complaint was filed in the United States District Court for the Middle District of Florida and was titled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. As a result of a Markman hearing to determine the meaning of the claims of the patents at issue, on December 22, 2006 the Court issued a final Order construing the claims of the patents at issue. The claim construction Order was very favorable for us and adopted the meanings that we propounded for the claim terms. On February 16, 2007, the parties entered into a settlement agreement favorable to the company pursuant to which TimeCertain agreed to dismiss all of its claims in the lawsuit with prejudice. On February 26, 2007, the Court issued a final Order dismissing all of TimeCertain’s claims with prejudice, thereby ending this lawsuit.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders through solicitation of proxies or otherwise during the last quarter of the fiscal year ended June 30, 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the NASDAQ Global Market under the symbol “ADAT.” The following is the range of high and low closing prices for our common stock on the NASDAQ Global Market for the periods indicated below:

	High	Low
Fiscal Year 2007
1st Quarter	$2.69	$1.64
2nd Quarter	$2.06	$1.42
3rd Quarter	$1.68	$1.25
4th Quarter	$1.70	$1.40

Fiscal Year 2006
1st Quarter	$3.61	$2.45
2nd Quarter	$2.67	$1.91
3rd Quarter	$3.90	$1.92
4th Quarter	$3.96	$2.24

As of August 10, 2007, there were approximately 452 holders of record of our common stock. We believe that there are in excess of 10,000 holders of our common stock.

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

Sales of Unregistered Securities

For the quarter ended June 30, 2007, we issued an aggregate of 19,156 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2001 Non-Executive Director Stock Option Plan, as amended. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Repurchase of Equity Securities

We did not repurchase any of our equity securities during fiscal year ended June 30, 2007.

Securities Authorized for Issuance under Equity Compensation Plans

Disclosure pursuant to this item is provided below in Item 11 of this Annual Report.

Stock Performance Graph

The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Authentidate under the Securities Act or the Exchange Act.

Comparison of Cumulative Total Return—June 30, 2000 to June 30, 2007

Set forth below is a line graph comparing the total cumulative return on Authentidate’s common stock and the Nasdaq Composite Index and the Nasdaq Computer Index. Authentidate’s common stock is listed for trading in the Nasdaq Global Market under the trading symbol ADAT. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Authentidate common stock.

Listed below is the value of a $10,000 investment at each of the fiscal year ends presented:

Cumulative Total Shareholder Return At June 30,

	2000	2001	2002	2003	2004	2005	2006	2007
ADAT	$10,000	$7,660	$5,634	$5,976	$18,621	$4,528	$4,511	$2,621
Composite Index	$10,000	$5,448	$3,689	$4,092	$5,163	$5,186	$5,476	$6,564
Computer Index	$10,000	$4,623	$2,909	$3,183	$3,965	$3,938	$3,916	$4,917

(1)	Assumes $10,000 was invested at June 30, 2000 in Authentidate and each Index presented.
(2)	The comparison indices were chosen in good faith by management. Most of our peers are divisions of large multi-national companies, therefore a comparison is not meaningful. For the first three quarters of fiscal 2007 we were involved in three distinct businesses: document imaging software, security software and computer systems integration, for which there is no peer comparison. Subsequently, we divested our document imaging and systems integration segments. As the Nasdaq Computer Index is compromised primarily of software, internet and similar companies, management believes that the relevance of the selected indices is not compromised by virtue of this divestiture.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended June 30,
(in thousands, except per share amounts)	2007	2006	2005	2004	2003
Statement of Operations Data:
Continuing operations:
Revenues	$4,998	$4,493	$3,772	$1,384	$1,380
Operating expenses	23,070	24,037	24,989	13,255	11,342
Loss	(16,118)	(17,435)	(19,566)	(16,781)	(10,782)
Net loss	(15,063)	(17,823)	(19,184)	(15,669)	(9,839)
Basic and diluted net loss per common share	(0.44)	(0.52)	(0.57)	(0.59)	(0.50)

Other Financial Data:
Continuing operations:
Net cash used by operating activities	$(14,852)	$(13,743)	$(10,821)	$(7,629)	$(6,736)
Net cash used in investing activities (1)	(2,303)	(3,188)	(2,337)	(1,296)	(368)
Net cash provided by (used in) financing activities	(53)	(70)	1,944	81,046	7,126
Net increase (decrease) in cash, cash equivalents and marketable securities	(14,274)	(16,599)	(11,486)	70,529	1,191
Net cash provided by (used in) discontinued operations	2,901	295	(282)	(1,527)	1,231

Balance Sheet Data:
Current assets	$34,094	$50,008	$66,660	$77,993	$7,367
Current liabilities	5,379	7,970	6,654	5,435	5,444
Working capital	28,715	42,038	60,006	72,558	1,923
Total assets	48,704	64,534	79,709	94,237	25,046
Total long term liabilities	140	229	693	83	5,734 (2)
Shareholders’ equity	43,185	56,335	72,362	88,718	13,869

(1)	Excludes purchases and sales of marketable securities.
(2)	Long-term liabilities excluding discounts of approximately $3.1 million on convertibles debentures. The discounts pertain to beneficial feature and fair value of warrants issued with debentures.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Authentidate Holding Corp. (AHCor the company) is a worldwide provider of software and web-based services that enable enterprises and individuals to securely conduct the trusted exchange of electronic content. AHC and its subsidiaries provide software applications and web-based services that address a variety of business needs for our customers, including raising service levels, reducing costs, improving productivity and enhancing compliance with regulatory requirements. Our scalable offerings are primarily targeted at enterprises and office professionals and incorporate security technologies such as electronic signing, identity management and content authentication to electronically facilitate secure and trusted transactions. The company operates its business in the United States and Germany, with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market.

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

During fiscal 2007, the company took several steps to sharpen its strategic business focus and completed the realignment of its operations accordingly. In the United States, it continued to invest in developing its Inscrybe™ platform, which brings together an integrated suite of capabilities to enable the trusted exchange of content seamlessly via fax or over the web, and incorporates use of the U.S. Postal Service (USPS) Electronic Postmark® (EPM). As discussed below, utilizing this platform, the company launched Inscrybe Healthcare, a trusted content exchange service specifically targeting the needs of enterprises in the healthcare sector, and divested its Document Management Solutions and Systems Integration businesses that were strategically not relevant to its business direction. Meanwhile, the company’s operating unit in Germany continued to grow acceptance for its electronic invoicing product, and made a successful entry into the German healthcare market with its security technology offerings.

In June 2007, the company announced that it had completed the sale of its Document Management Solutions and Systems Integration businesses, including its wholly-owned subsidiary DJS Marketing Group, Inc., to Astria Solutions Group, LLC (“Astria”). Astria is a newly formed New York limited liability company organized by members of the acquired businesses’ senior management team. Under the terms of the definitive Asset Purchase Agreement, dated as of May 31, 2007 (“Asset Purchase Agreement”), the company received approximately $7,100,000 for the acquired businesses and related assets (including cash of $750,000). Astria paid the company approximately $3,250,000 in cash, issued to the company a $2,000,000 seven-year note bearing an interest rate of 8.5% (“Note”), assumed approximately $1,600,000 in liabilities related to the acquired businesses, and agreed to pay the company approximately $270,000 based on the collection of deferred accounts receivable following the closing. In connection with the sale, Astria also entered into a seven-year lease for a portion of the building owned by the company in Schenectady, New York where the acquired businesses are located and received a six-month exclusive option from the company to purchase the land and building for $2,427,000.

The Note is secured by the assets of the acquired businesses sold by the company to Astria. The Note is subordinated to the interests of the senior creditor and mezzanine lender to Astria as set forth in an intercreditor and subordination agreement among the company, Astria, and the senior creditor and mezzanine lender.

The Document Management Solutions and Systems Integration businesses and the related assets and liabilities have been presented as discontinued operations and assets held for sale in the condensed consolidated financial statements for all periods presented. The results of operations for discontinued operations were not significant for these periods.

The company is in the business of providing software and web-based services that enable enterprises and individuals to securely conduct the trusted exchange of electronic content, and operates its business in the United States and Germany. In the United States the business is engaged in the development and sale of hosted applications and services largely based on the Inscrybe platform and related capabilities. In the United States we also offer our proprietary content authentication technology in the form of the USPS Electronic Postmark® (EPM) which may be accessed independently or indirectly by virtue of inclusion in Authentidate’s applications and services. In Germany the business is engaged in the development and sale of software applications that provide electronic signature and time stamping capabilities for a variety of corporate processes including electronic billing and archiving solutions. Our web-based services and software applications are compliant with applicable digital signature rules and guidelines. We sell our software applications and software services through a direct sales effort and reseller arrangements.

During 2005 we shifted to our current solutions-based market approach in the United States to facilitate the adoption of our content authentication technology (EPM) and to grow our business in the healthcare sector. Through August 2006, we developed several applications to complement our CareCert™ service which was developed in 2004. Building on our experience with customers in our target markets, in October 2006, we launched Inscrybe™ Healthcare, a new service based on the Inscrybe platform that accommodates interchangeable modes of communication including the web and faxes, and is designed to enable healthcare industry participants, such as physicians, hospitals, home health agencies, equipment providers, pharmacies, payors, regulators and others to securely exchange a variety of documents such as medical records, and forms for approving and supporting claims. Through July 2007 we migrated our legacy services, including CareCert, Medicaid Prior Authorizations, and Electronic Claims Attachment offerings to the Inscrybe Healthcare service, and also added a digital Plan of Care module (ePOC) which is designed to enable home health agencies to exchange and authenticate Medicare-required documentation with physicians and, in April 2007, announced our Physician Order module (eOrder) which offers a robust array of benefits to homecare providers, including the ability to better serve referring physicians. The eOrder module enables physicians’ offices and other healthcare professionals to place orders with homecare providers and complete the associated paperwork simply and securely using a web-based catalog. We plan to develop additional modules to provide our customers with an integrated suite of applications to serve their business needs.

In November 2006, we began a beta test of Inscrybe Office™ and launched a commercial version of this new web-based service in August 2007. Inscyrbe Office is based on Authentidate’s proven Inscrybe suite of capabilities delivering proven value to customers in the healthcare sector today, and brings together the power of online communications with a number of powerful features, such as electronic signatures, content authentication and trusted time stamps using the USPS EPM seal, along with a host of other features that simplify the online exchange of critical and time-sensitive documents. Inscrybe Office is available to anyone with web access, via MyInscrybe.com.

In July 2007, the company announced that it had entered into a new three-year license agreement with the USPS to act as a non-exclusive authorized service provider of the USPS EPM Pursuant to this license agreement, the USPS granted the company a non-exclusive, worldwide license to use its applicable trademarks and other intellectual property rights for the EPM service in order to enable the company to offer the EPM service directly to the market. The USPS will define and maintain the technical and operational standards for the EPM service, and serve as backup verifier for all EPM transactions. Authentidate is the first provider to be authorized in a new standards-based EPM service model created by the USPS to help ensure performance standards and facilitate the development of a multi-provider environment. The company previously operated the EPM service on behalf of the USPS since March 2003, under a strategic alliance agreement that expired on July 31, 2007.

We intend to continue our efforts to market our software applications and web-based services in the United States and European markets. We also intend to focus on identifying additional applications and markets where our technology can address customer needs.

Our revenues consist principally of transaction fees for web-based services, software license fees, hosting fees and maintenance charges. Growth in our business is affected by a number of factors, including general economic and business conditions, and is characterized by long sales cycles. The timing of customer contracts, implementations and ramp-up to full utilization can have a significant impact on results and we believe our results over a longer period of time provide better visibility into our performance.

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

A critical accounting estimate is based on judgments and assumptions about matters that are uncertain at the time the estimate is made. Different estimates that reasonably could have been used or changes in accounting estimates could materially impact our financial statements. We believe that the policies described below represent our critical accounting policies, as they have the greatest potential impact on our Consolidated Financial Statements. However, you should also review our Summary of Significant Accounting Policies beginning on page F-7 of the notes to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

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

Software Development Costs

Software development and modification costs incurred subsequent to establishing technological feasibility are capitalized and amortized based on anticipated revenue for the related product with an annual minimum equal to the straight-line amortization over the remaining economic life of the related products (generally three years). Amortization is included in depreciation and amortization expense.

Goodwill

Goodwill is reviewed for impairment annually or whenever events such as significant changes in the business climate, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. We perform our annual goodwill impairment test at the end of each fiscal year using a discounted cash flow approach.

Revenue Recognition

Revenue is derived from transaction fees for web-based services, software licenses, maintenance arrangements, hosting services, Electronic Postmark (EPM) sales and post contract customer support services.

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

Revenue from web-based services, EPM sales and post contract customer support services is recognized when the related service is provided and, when required, accepted by the customer. Software license revenue is recognized when the criteria discussed above is met. Maintenance and hosting services revenue is recognized over the period in which the service is performed. Revenue from multiple element arrangements that cannot be allocated to identifiable items is recognized ratably over the contract term which is generally one year.

Management Estimates

Preparing financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include estimates of loss contingencies and product life cycles, assumptions such as elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences; and determining when investment or other impairments exist. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make estimates on the future recoverability of capitalized goodwill which is highly dependent on the future success of marketing and sales, we record a valuation allowance against deferred tax assets when we believe it is more likely than not that such deferred tax assets will not be realized and we make assumptions in connection with the calculations of share-based compensation expense. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. We have based our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances and we evaluate our estimates on a regular basis and make changes accordingly. Historically, our estimates relative to our critical accounting estimates have not differed materially from actual results; however, actual results may differ from these estimates under different conditions. If actual results differ from these estimates and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated statement of operations, and in certain situations, could have a material adverse effect on liquidity and our financial condition.

Stock-Based Compensation

We apply Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (FAS 123R) to account for employee and director stock option plans. Share-based employee compensation expense is determined using the Black-Scholes option pricing model which values options based on the stock price at the grant date, the exercise price of the option, the expected life of the option, the estimated volatility, expected dividend payments and the risk-free interest rate over the expected life of the options.

The company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The company based its estimate of the life of these options on historical averages over the past five years. The company retained a third party valuation firm to calculate expected volatility which was based on the company’s historical stock volatility, historical stock volatility of comparable companies in the industry and implied volatilities based on the spot market for traded options in the company and comparable companies in the industry. The assumptions used in the company’s Black-Scholes calculations for fiscal 2007, 2006 and 2005 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Option Life (Months)
Fiscal year 2007	4.2%	0%	68.0% - 74.0%	42
Fiscal year 2006	3.3% - 4.2%	0%	70.0%	33
Fiscal year 2005	3.0% - 3.6%	0%	95.3%	33

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

Concentrations of Credit Risk

Financial instruments which subject us to concentrations of credit risk consist of cash and cash equivalents, marketable securities and trade accounts receivable. To reduce credit risk, we place our cash, cash equivalents and investments with several high credit quality financial institutions and typically invest in AA or better rated investments. Our credit customers are not concentrated in any specific industry or business. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

The following analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

Results of Operations

Fiscal Year 2007 Compared to Fiscal Year 2006

Revenues increased to $4,998,000 for the year ended June 30, 2007, compared to $4,493,000 for the prior year. These results reflect increases in transaction volumes and new customers in both our US and German operations. Revenues for the prior year include approximately $623,000 related to the amortization of deferred revenue and other one-time revenues. Excluding these one-time revenues from the prior year results, revenues from our continuing businesses increased approximately 29%. There were no comparable revenues in fiscal 2007.

Cost of revenues increased to $2,134,000 for the year ended June 30, 2007, compared to $1,222,000 for the prior year. This increase reflects the increase in revenues discussed above and an increase in higher cost software services revenues in the overall sales mix.

Selling, general and administrative (SG&A) expenses decreased to $16,843,000 for the year ended June 30, 2007, compared to $17,887,000 for 2006. This decrease reflects cost management activities during the year which were offset in-part by legal expenses for completed and on-going actions of approximately $2,400,000.

The prior year amount also includes incremental legal expenses of approximately $1,150,000 and accrued severance of approximately $670,000.

Product development expenses decreased to $2,594,000 for the year ended June 30, 2007, compared to $3,575,000 for 2006. Product development spending relates primarily to our investment in our US business and fluctuates period to period based on the amounts capitalized. Total spending for the year, including capitalized amounts, was $4,124,000 compared to $5,339,000 for the prior year. The decrease in total spending for 2007 relates primarily to lower headcount during the year.

Depreciation and amortization expense increased to $1,499,000 for the year ended June 30, 2007, compared to $1,353,000 for 2006. This increase is due primarily to an increase in amortization expense for capitalized software development costs.

Interest and other income decreased to $1,954,000 for the year ended June 30, 2007, compared to $2,109,000 for 2006. This decrease reflects lower cash and investment balances during 2007 as we continue to invest in our business offset in part by higher interest rates during the current year and rent and interest income from Astria.

The gain on disposal in 2007 relates to the sale of businesses discussed above. The reported gain does not include any value for the subordinated note receivable issued to us in connection with the sale. The additional gain, if any, related to the note will be recorded as management determines that the debtor’s cash flows from operations are sufficient to repay the debt, using the guidance under staff Accounting Bulletin No. 103—Topic 5U “Gain Recognition on Sale of a Business or Operating Assets to a Highly Leveraged Entity”.

Net loss from continuing and discontinued operations for the year ended June 30, 2007 was $15,063,000, or $0.44 per share, compared to $17,823,000, or $0.52 per share, for 2006. Operating results for discontinued operations were not significant for the periods presented. The decrease in net loss reflects the increase in revenues and the cost management activities discussed above. These improvements were offset to some extent by the higher legal expenses during fiscal 2007.

Fiscal Year 2006 Compared to Fiscal Year 2005

Revenues increased to $4,493,000 for the year ended June 30, 2006, compared to $3,772,000 for 2005 due primarily to increases in transaction volumes and new customers in both our US and German operations. Revenues for 2006 and 2005 included approximately $623,000 and $950,000, respectively, related to the amortization of deferred revenue and other one-time revenues. Excluding these one-time amounts, revenues from our continuing businesses increased approximately 37%.

Cost of revenues decreased slightly to $1,222,000 for the year ended June 30, 2006, compared to $1,290,000 for 2005. These amounts are comparable from year to year and reflect the amount of software services revenues in the overall sales mix.

Selling, general and administrative (SG&A) expenses increased to $17,887,000 for the year ended June 30, 2006, compared to $15,146,000 for 2005. This increase is due primarily to share-based compensation expense of $1,398,000 which was not required to be expensed in 2005, litigation settlement and litigation expense accruals for on-going actions of $1,150,000 and severance accruals of approximately $670,000 which offset cost management activities during 2006.

Product development expenses increased to $3,575,000 for the year ended June 30, 2006, compared to $2,704,000 for 2005. This increase in product development spending is due primarily to our investment in our US business and fluctuates period to period based on the amounts capitalized. Total spending for the year, including capitalized amounts, was $5,339,000 compared to $3,094,000 for the prior year. Product development expenses also include $243,000 in 2006 related to share-based compensation expense which was not required to be expensed in 2005.

Depreciation and amortization expense increased to $1,353,000 for the year ended June 30, 2006, compared to $1,082,000 for 2005. This increase is due primarily to the increase in fixed assets during 2005 and 2006.

Interest and other income increased to $2,109,000 for the year ended June 30, 2006 compared to $1,662,000 for 2005. This increase reflects higher interest rates during fiscal 2006, net of the effect of lower cash and investment balances as we continue to invest in our business.

Net loss from continuing and discontinued operations for the year ended June 30, 2006 was $17,823,000, or $0.52 per share, compared to $19,184,000, or $0.57 per share, for 2005. The 2005 net loss includes a non-cash impairment charge of approximately $4,767,000. After giving effect to this charge, the net loss for 2006 increased by approximately $3,406,000 compared to the net loss for 2005. This increase reflects the higher SG&A and product development expenses discussed above.

Liquidity and Capital Resources

Overview

Our operations and product development activities have required substantial capital investment to date. Our primary sources of funds have been the issuance of equity and the incurrence of third party debt. In February 2004, we sold 5,360,370 common shares in private placements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506, promulgated thereunder. We realized gross proceeds of approximately $73,700,000 from these transactions and received net proceeds of approximately $69,100,000 after payment of offering expenses and broker commissions. We have been using the cash raised in this financing to provide funding for our operations and product development activities since that time.

Property, plant and equipment expenditures totaled approximately $329,000 software license expenditures totaled approximately $444,000 and capitalized software development expenditures totaled approximately $1,530,000 for the year ended June 30, 2007. We have developed and intend to continue to develop new applications to grow our business and address new markets.

Cash Flows

At June 30, 2007, cash, cash equivalents and marketable securities amounted to approximately $31,631,000 and total assets at that date were $48,704,000. These amounts have decreased since June 30, 2006 by $14,274,000 and $15,830,000, respectively, as we utilized cash principally to fund operating losses, product development activities, changes in working capital and capital expenditures for corporate infrastructure during the year ended June 30, 2007. Cash used for the period also includes expenditures of approximately $2,800,000 for completed and on-going legal actions and $490,000 for payment of accrued severance obligations. We expect to continue to use cash to fund operating losses, product development activities and capital expenditures for the foreseeable future.

Net cash used by operating activities for the year ended June 30, 2007 was $14,852,000 compared to $13,743,000 for 2006. This increase is due primarily to the legal and severance expenditures discussed above which offset savings from cost and cash management activities during fiscal 2007.

Net cash used by investing activities, excluding purchases and sales of marketable securities, was $2,303,000 for the year ended June 30, 2007, compared to $3,188,000 for 2006. This decrease relates primarily to the amount of product development spending capitalized in 2007 and lower expenditures for equipment in 2007.

Cash flows from financing activities for the year ended June 30, 2007 and 2006 were not significant.

Cash flows for discontinued operations were not significant for 2007 and 2006. Net proceeds from the sale of these operations amounted to approximately $2,300,000 in fiscal 2007.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits, product development activities and capital expenditures. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings. We believe we have enough cash, cash equivalents and marketable securities to support our operations for at least the next twelve months.

Our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	our relationships with suppliers and customers;

•	the market acceptance of our software and services;

•	the levels of promotion and advertising that will be required to launch our new offerings and achieve and maintain a competitive position in the marketplace;

•	price discounts on our software and services to our customers;

•	our pursuit of strategic transactions;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the level of accounts receivable that we maintain;

•	capital improvements to new and existing facilities;

•	technological advances; and

•	our competitors’ response to our offerings.

Financing Activities

We have not engaged in any external financing activities in fiscal 2007 and 2006.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of June 30, 2007, no shares of the Series B preferred stock have been redeemed.

We are the defendant or respondent in a proceeding arising out of our contractual relationships with Shore Venture Group, LLC alleging that we have infringed certain patent rights and other matters. The complaint, the relief sought and the current status of the action is described in detail under the caption “Legal Proceedings,” appearing in Item 3 of Part I of this Annual Report on Form 10-K.

Between June and August 2005, several purported shareholder class and derivative actions were filed against our company and certain current and former officers and directors. The complaints and current status of these actions are described in detail under the caption “Legal Proceedings,” appearing in Item 3 of Part I of this Annual Report on Form 10-K. Management is unable to determine at this time whether these complaints will have a material adverse impact on its financial condition, results of operations or cash flow.

Commitments

Office Lease Commitments

We entered into the lease agreement for our executive offices on July 11, 2005. The lease is for a term of ten years and four months, with a commencement date of October 1, 2005 and covers approximately 19,700 total rentable square feet. The annual rent in the first year was $324,000 increasing to $512,000 in year 2 and increasing at regular intervals until year 10 when the annual rent will be approximately $561,000. The lease also provides us with a one-time option to renew the lease for a term of five years at the then-current market rate. We also have an option to terminate the lease five years and four months after the commencement date upon 12 months prior notice to the Landlord. If we exercise this option, we would be required to pay an early termination fee of approximately $568,000. As part of the lease agreement, we posted a letter of credit securing our lease payments of approximately $512,000.

The offices of our subsidiary Authentidate International, AG are located at Großenbaumer Weg 6, 404072 Dusseldorf. We lease approximately 820 square meters at an annual rent of approximately $200,000 pursuant to a lease agreement which expired on May 31, 2007. We are currently leasing this facility on a month to month basis and have an option to extend the lease for additional one-year terms.

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

On January 9, 2006, we entered into a Termination Agreement and a separate consulting agreement with John J. Waters, our Executive Vice President–Chief Administrative Officer and a member of our board of directors. Pursuant to the Termination Agreement, Mr. Waters relinquished his employment position in favor of a consulting relationship, effective as of January 1, 2006. We agreed to pay and/or provide to Mr. Waters (a) an amount of approximately $350,000, in accordance with the terms and conditions of the consulting agreement; (b) an amount of $5,000 for attorneys’ fees; and (c) the accelerated vesting of all options granted to him, along with the continuation of the exercise period for the duration of their original term. Mr. Waters continues to serve on our board of directors. The full cost of this arrangement was accrued in fiscal 2006 and paid in full by September 30, 2006.

On January 26, 2006, we entered into a Termination Agreement with Dennis H. Bunt, our Chief Financial Officer, and he resigned his position effective April 30, 2006. Pursuant to the Termination Agreement, we agreed to pay and/or provide Mr. Bunt (a) a severance payment of approximately $315,000, payable in equal installments over a period of twenty-four months; (b) an additional payment of $33,000 as additional severance and reimbursement of certain expenses; and (c) the accelerated vesting of all options granted to him and the continuation of the exercise period in which he may exercise such options. The full cost of this arrangement was accrued during the year fiscal 2006.

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of June 30, 2007 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$4,926	$672	$1,150	$1,093	$2,011

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2007, we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us.

Present Accounting Standards Not Yet Adopted

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt this provision in fiscal 2008 and do not believe such adoption will have a significant impact on our Consolidated Financial Statements.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have approximately $22,900,000 invested in high quality, short term investments as of June 30, 2007. We do not believe that any of our financial instruments have significant risk associated market sensitivity. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At June 30, 2007, our unrestricted cash, cash equivalents and marketable securities totaled approximately $31,600,000, most of which was invested in asset backed short term investments, commercial paper, and money market accounts. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Financial Statements are annexed hereto at Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our accountants on any accounting or financial disclosures.

ITEM 9A. CONTROLS	AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2007. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of June 30, 2007. Management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2007 has been audited by Eisner LLP, an independent registered public accounting firm, and they have issued an attestation report on management’s assessment of the company’s internal control over financial reporting which is included in “Item 8—Financial Statements and Supplementary Data.”

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal year ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management

Our executive officers and directors are as follows:

Name	Age	Office

Surendra B. Pai	44	President, Chief Executive Officer and Director

F. Ross Johnson	75	Chairman of the Board of Directors

J. Edward Sheridan	72	Director

Charles C. Johnston	72	Director

J. David Luce	46	Director

Ranjit C. Singh	55	Director

Roger O. Goldman	62	Director

John J. Waters	62	Director

William A. Marshall	55	Chief Financial Officer, Treasurer and Principal Accounting Officer

All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are elected annually by, and serve at the discretion of, the Board of Directors. There are no familial relationships between or among any of our officers or directors.

Biographical Information

The principal occupations and brief summary of the background of each director and executive officer is as follows:

Directors and Executive Officers

Surendra B. Pai. Mr. Pai joined our Board in October, 2004 and effective November 15, 2004, became our Chief Executive Officer and President of Authentidate Holding Corp. Previously, Mr. Pai was the Chief Executive Officer of Enquera, Inc., a company he helped found to commercialize a high-speed data processing and analysis software platform for specialized applications in enterprise and scientific markets since April 2002. Prior to that, he was the President and Chief Executive Officer of MobileQ, Inc., a provider of mobility software for enterprises and carriers from March 2001 to October 2001. In addition, Mr. Pai was Director—New Ventures/Corporate Strategy at Lucent Technologies, Inc. from July 1996 to April 1998 and was the founder of Lucent Digital Radio, Inc. in May 1998 and served as its President and Chief Executive Officer from May 1998 to August 2000. Lucent Digital Radio merged into Ibiquity Digital Corp. in August 2000, where he served as Co-Chairman of the Board until April 2002. He has also served in various management roles with Digital Equipment Corporation and Booz-Allen & Hamilton. Mr. Pai received a B.Tech. degree from Indian Institute of Technology in New Delhi, India in 1984, a M.S. degree from the University of Massachusetts in 1986 and a M.B.A. from the Amos Tuck School of Business at Dartmouth College in 1992.

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

J. Edward Sheridan joined the Board of Directors in June, 1992. From 1985 to the present, Mr. Sheridan served as the President of Sheridan Management Corp. From 1975 to 1985, Mr. Sheridan served as the Vice President of Finance and Chief Financial Officer of AMF. From 1973 to 1975, he was Vice President and Chief Financial Officer of Fairchild Industries. From 1970 to 1973 he was the Vice President, Corporate Finance of F.S. Smithers. From 1967 to 1970 Mr. Sheridan was the Director of Acquisitions of Westinghouse Electric. From 1964 to 1967 he was employed by Corporate Equities, Inc., a venture capital firm, Mr. Sheridan holds an M.B.A. from Harvard University and a B.A. from Dartmouth College. Mr. Sheridan also serves as Director—Total Energy Development in the office of the Secretary of Defense.

Charles C. Johnston joined the Board of Directors in December, 1997. Mr. Johnston has been Chairman and Chief Executive Officer of J&C Resources, LLC since 1987 and has held a number of executive positions in other private companies during his business career. He received his Bachelor of Science degree in 1957 from Worcester Polytechnic Institute and serves as a trustee of Worcester Polytechnic Institute. He currently serves as a Director of Onstream Media Corp.

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

Ranjit C. Singh joined our Board of Directors in January, 2005. Mr. Singh is currently the President and Chief Executive Officer of Aptara, Inc. (formerly known as TechBooks), a position he has held since February 2003. From February 2002 to February 2003, he has served as President and Chief Executive Officer of Reliacast Inc. Prior to that, he was President and Chief Operating Officer of ContentGuard, a spinoff of Xerox Corporation that is jointly owned with Microsoft. Before joining ContentGuard earlier in 2000, Mr. Singh worked for Xerox as a corporate Senior Vice President in various assignments related to software businesses. Mr. Singh joined Xerox in 1997, having come from Citibank where he was Vice President of Global Distributed Computing. Prior to that, he was a principal at two start-up companies and also held executive positions at Data General and Digital Equipment Corporation. Since December 2001, Mr. Singh has been the Chairman of the Board of Directors of Ultralife Batteries, Inc. and has been a director of Ultralife Batteries since August 2000. Mr. Singh graduated in 1974 from the University of Bath, U.K. and received a M.S. in 1975 from the University of Bath. Mr. Singh earned a M.B.A. from Worcester Polytechnic Institute in 1986.

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

John J. Waters joined our Board of Directors in July, 2004 and served as our Executive Vice President— Chief Administrative Officer from July 2004 through January 1, 2006. Since October 2006, Mr. Waters has served as the Chief Financial Officer, Treasurer and a director of Avantair. From December 2005 to September 2006, Mr. Waters served as a consultant to Avantair. From 1967 to August 2001, Mr. Waters held various executive positions at Arthur Andersen LLP, including Partner in Charge—Entertainment Industry Program;

Partner in Charge—Manufacturing Industry Program; and Partner in Charge (Audit)—Transaction Advisory Industry Program. Upon his retirement from Arthur Andersen LLP in August 2001 he formed John Waters Consulting LLC, an entity that provided merger and acquisition services to several private equity organizations primarily located in New York City. Mr. Waters received a bachelor’s degree in business administration from Iona College and is a Certified Public Accountant.

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

Senior Management

Our senior management team is as follows:

Name	Age	Office
O’Connell Benjamin	58	Vice President—Products and Technology
Joan Rothman	52	Vice President—Marketing
Paul Skinner	46	Vice President—Sales
Jayakumar Srinivasan	43	Vice President—Corporate Development
Jan C. Wendenburg	47	President, Authentidate International AG

O’Connell (Ben) Benjamin, our Senior Vice President—Products and Technology, joined us effective January 1, 2005. Mr. Benjamin started his career in 1973 with AT&T Bell Labs where he led a number of initiatives in research, product development and manufacturing processes. He was the Vice President of R&D for all AT&T Consumer Products until his transition to Lucent Technologies in 1996, as part of Lucent’s spin-off from AT&T. At Lucent, as Vice President in the wireless business unit, he served in various roles leading product development and customer technical support activities. Mr. Benjamin subsequently joined Lucent Digital Radio as Senior Vice President of Product Management in September 1999. Following Lucent Digital Radio’s merger into Ibiquity Digital Corporation in August 2000, he continued to serve as the Co-Chief Operating Officer until August 2003. Prior to joining us, Mr. Benjamin was actively involved as an advisor and equity investor in software and web-services startups. Mr. Benjamin received a BSEE and an MSEE from the Polytechnic Institute of Brooklyn. He is also a graduate of The Executive Program from the Darden Graduate School of Business.

Joan Rothman, our Vice President—Marketing, joined us on October 17, 2005. Ms. Rothman was previously Vice President of Global Solutions Marketing at IBM from September 2000 to May 2005 where she established the company’s first cross-brand solutions marketing group, leading global planning and marketing execution for IBM’s top strategic alliances. Prior to IBM, she was at Dun & Bradstreet (D&B) from 1977 to September 2000. D&B’s a leading provider of global business information and tools. At D&B she held a number of senior executive positions, including Senior Vice President of Strategic Planning and Research and Senior Vice President of U.S. Marketing. Ms. Rothman was also a key member of the CEO’s globalization team and was responsible for marketing initiatives surrounding the launch of many of D&B’s new products and services.

Ms. Rothman received a BS in Marketing from Fairleigh Dickinson University in Madison, NJ and an MBA from Baruch College in New York.

Paul Skinner, our Vice President—Sales, joined us on March 27, 2006. Previously, Mr. Skinner served as corporate vice president for Dendrite International, Inc. from 2001 to 2006. Dendrite is a global solutions-based technology company servicing the pharmaceutical industry. During his tenure, Mr. Skinner led the strategy and execution of Dendrite’s content and analytics sector. From 2001 to 2002, he was vice president, business development for the company. Mr. Skinner is a former Lieutenant of the Royal Navy and graduated from Dartmouth College (UK) in 1980.

Jayakumar (“Jakes”) Srinivasan, our Vice President—Corporate Development, joined us effective February 1, 2005. Mr. Srinivasan was previously Managing Principal of Indicron LLC, a data analysis and consulting firm, since January 2004. From March 2002 to November 2003, Mr. Srinivasan was General Manager of Corporate Strategic Planning at Weight Watchers International. From October 1999 to October 2001, he was co-founder and Chief Operating Officer of zREP, Inc., a decision support solutions company. Prior to that, Mr. Srinivasan was the head of Interbrand Corporation’s U.S. Brand Valuation consulting practice from February 1998 to July 1999. Mr. Srinivasan was previously a management consultant with Marakon Associates from August 1994 to February 1998, providing strategic consulting services to Fortune 50 companies. Mr. Srinivasan also previously worked for six years with the Unisys organizations in the US, UK, Mexico and India as a systems analyst. Mr. Srinivasan received his M.B.A. in Finance in 1994 from the Wharton Business School, University of Pennsylvania, and a B.Tech degree in 1986 from the Indian Institute of Technology in New Delhi, India.

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

Meetings of the Board of Directors; Independence

During the fiscal year ended June 30, 2007, our Board of Directors met on eight occasions. No member of the Board of Directors attended less than 75% of the aggregate number of (i) the total number of meetings of the Board of Directors or (ii) the total number of meetings held by all committees of the Board of Directors. Our independent directors meet in executive sessions periodically during the course of the year.

Our Board of Directors currently consists of eight individuals, six of whom are independent directors as defined in the Marketplace Rules of The NASDAQ Stock Market. Our independent directors are F. Ross Johnson, J. Edward Sheridan, Charles J. Johnston, J. David Luce, Roger O. Goldman and Ranjit C. Singh.

Committees of the Board of Directors

The Board of Directors presently has four committees:

•	Audit,

•	Management Resources and Compensation,

•	Nominating and Corporate Governance, and

•	Executive

Audit Committee. The members of the Audit Committee are presently J. Edward Sheridan, Roger O. Goldman and Charles C. Johnston. Mr. Goldman serves as the Chairman of the Audit Committee. Each of these individuals is an independent member of our Board of Directors. The Audit Committee acts to: (i) acquire a complete understanding of our audit functions; (ii) review with management the finances, financial condition and our interim financial statements; (iii) review with our independent auditors the year-end financial statements; and (iv) review implementation with the independent auditors and management any action recommended by the independent auditors. Our Board of Directors adopted a Restated and Amended Charter governing the activities of the Audit Committee, which was filed as an exhibit to our Definitive Proxy Statement dated December 15, 2006. During the fiscal year ended June 30, 2007, the Audit Committee met on nine occasions.

Audit Committee Financial Expert. Our Board of Directors has determined that Audit Committee member J. Edward Sheridan is our audit committee financial expert, as defined under applicable SEC regulations, and is an independent member of our board.

Management Resources and Compensation Committee. The members of the Management Resources and Compensation Committee are J. Edward Sheridan, J. David Luce and Ranjit C. Singh, all of whom are independent members of our Board of Directors. Mr. Luce serves as the Chairman of the Management Resources and Compensation Committee. The functions of this Committee include administration of our 2000 Employee Stock Option Plan and the negotiation and review of all employment agreements of our executive officers. During the fiscal year ended June 30, 2007, the Management Resources and Compensation Committee held six meetings.

Nominating and Corporate Governance Committee. The members of this committee are Roger O. Goldman, F. Ross Johnson, Charles C. Johnston, J. David Luce and John J. Waters. Mr. Johnson serves as the chairman of this committee. Our Board of Directors has adopted a charter governing the activities of the Nominating and Corporate Governance Committee, which may be viewed online on our Web site at www.authentidatehc.com. Pursuant to its charter, the Nominating and Corporate Governance Committee’s tasks include reviewing and recommending to the Board issues relating to the Board’s composition and structure; establishing criteria for membership and evaluating corporate policies relating to the recruitment of Board members; implementing and monitoring policies regarding principles of corporate governance in order to ensure the Board’s compliance with its fiduciary duties to the company and its shareholders; and making recommendations regarding proposals submitted by shareholders. During the fiscal year ended June 30, 2007, the Nominating and Corporate Governance Committee held one meeting.

Executive Committee. We established our Executive Committee on December 7, 2005. The members of this committee are F. Ross Johnson, Suren Pai, Ranjit Singh and John Waters. Mr. Johnson serves as Chairman of this committee. The primary purpose of the Executive Committee is to exercise the authority of the board when the board is not in session, subject to certain limitations. For example, the Executive Committee has no power or authority to: (i) make, alter or repeal any by-law or any resolution or resolutions of the directors designating an Executive Committee; (ii) elect, appoint or remove any executive officer or director; (iii) approve any transaction in which any member of the Executive Committee may have a direct or indirect interest; (iv) approve the borrowing of any money greater than $500,000 per transaction in the aggregate; (v) approve any agreement to acquire the entirety or majority of any business or major assets of any other person or entity; (vi) change our principal business; (vi) designate or authorize the issuance of any shares of preferred stock; (vii) undertake a private placement or financing transaction involving debt or equity securities in excess of $500,000; or (viii) vary, by more than 10%, any budget previously approved by the board. During the fiscal year ended June 30, 2007, the Executive Committee did not meet.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own, directly or indirectly, more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities we issue. Officers, directors and greater than 10%

shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such reports received by us, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the 2007 fiscal year.

Code of Ethics

On July 31, 2003, our Board of Directors approved the Code of Ethics and Business Conduct for our company. Our Code of Ethics and Business Conduct covers all our employees and Directors, including our Chief Executive Officer and Chief Financial Officer. During the fiscal year ended June 30, 2007, we did not waive any provisions of the Code of Ethics and Business Conduct. Our Code of Ethics and Business Conduct was filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003. We have also posted our Code of Ethics and Business Conduct on our Web site at http://www.authentidate.com, and may be found as follows:

•	From our main Web page, first click on “About Us”

•	Then click on “Corporate Governance”

•	Next, under “Corporate Governance,” click on “Code of Ethics”

We will post any amendments to or waivers from our Code of Ethics and Business Conduct at that location.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Board of Directors, the Management Resources and Compensation Committee and senior management share responsibility for establishing, implementing and continually monitoring our executive compensation program, with the Board making the final determination with respect to executive compensation. The goal of our executive compensation program is to provide a competitive total compensation package to our executive management team through a combination of base salary, annual cash incentive bonuses, long-term equity incentive compensation and broad-based benefits programs. This Compensation Discussion and Analysis explains our compensation objectives, policies and practices with respect to our Chief Executive Officer, Chief Financial Officer and certain of our other most highly-compensated executive officers as determined in accordance with applicable SEC rules, which are collectively referred to herein as the Named Executive Officers.

Objectives of Our Executive Compensation Program

Our executive compensation program is designed to achieve the following objectives:

•	attract and retain talented and experienced executives necessary to achieve our strategic objectives in the highly competitive and dynamic industry in which we compete;

•	motivate and reward executives whose knowledge, skills and performance are critical to our success;

•	align the interests of our executives and stockholders by motivating executives to increase stockholder value;

•	to increase our company’s long-term profitability and, accordingly, increase stockholder value;

•

provide a competitive compensation package in which a significant portion of total compensation is determined by company and individual results and the creation of stockholder value; and foster a shared commitment among executives by coordinating their company and individual goals.

Our Executive Compensation Program

Our executive compensation consists of base salary, cash incentive bonuses, long-term equity incentive compensation and broad-based benefits programs. Consistent with the emphasis we place on performance-based incentive compensation, cash incentive bonuses and long-term equity incentive compensation in the form of stock options constitute a significant portion of our total executive compensation. We structured cash incentive bonuses to be primarily tied to the achievement of predetermined company and individual performance goals, which are established at the beginning of each year (or in the case of Named Executive Officers who have commenced employment during the applicable fiscal year, at the time of or shortly following their engagement by our company), on an individualized basis.

Within the context of the overall objectives of our compensation program, we determined the specific amounts of compensation to be paid to each of our executives in 2007 based on a number of factors including:

•	our understanding of the amount of compensation generally paid by similarly situated companies to their executives with similar roles and responsibilities;

•	our executives’ performance during the fiscal year in general and as measured against predetermined company and individual performance goals;

•	the roles and responsibilities of our executives;

•	the individual experience and skills of, and expected contributions from, our executives;

•	the amounts of compensation being paid to our other executives;

•	our executives’ historical compensation and performance at our company; and

•	any contractual commitments we have made to our executives regarding compensation.

Each of the primary elements of our executive compensation is discussed in detail below, including a description of the particular element and how it fits into our overall executive compensation program. In the descriptions below, we highlight particular compensation objectives that we have designed our executive compensation program to address. However, it should be noted that we have designed the various elements of our compensation program to complement each other and thereby collectively serve all of our executive compensation objectives. Accordingly, whether or not specifically mentioned below, we believe that each element of our executive compensation program, to a greater or lesser extent, serves each of our compensation objectives.

Base Salary

Our approach is to pay our executives a base salary that is competitive with those of other executive officers in our peer group of competitive companies. We believe that a competitive base salary is a necessary element of any compensation program that is designed to attract and retain talented and experienced executives. We also believe that attractive base salaries can motivate and reward executives for their overall performance. The base salary of each Named Executive Officer is reviewed annually, and may be adjusted in accordance with the terms of such executive officer’s employment agreement, where applicable, and certain performance criteria, including, without limitation: (i) individual performance and experience; (ii) our performance as a company; (iii) the functions performed by the executive officer; (iv) past salary; and (v) changes in the compensation peer group in which we compete for executive talent. Discretion is used to determine the weight given to each of the factors listed above and such weight may vary from individual to individual and the Management Resources and Compensation Committee may decline to assign relative weight or ranking to these factors, in its discretion. Evaluations of base salary are made regardless of whether a Named Executive Officer has entered into an employment agreement with us, and annual adjustments, if any, to the base salary of our Named Executive Officers are analyzed within the context of the terms and conditions of such employment agreements. Although evaluations of and recommendations as to base salary are made by the Management Resources and Compensation Committee and senior management, the ultimate determination is made by the Board of Directors. Salary levels for each of our Named Executive Officers, other than the Chief Executive Officer, were also based in part upon evaluations and recommendations made by the Chief Executive Officer.

To the extent that we have entered into employment agreements with our Named Executive Officers, the base salaries of such individuals reflect the initial base salaries that we negotiated with them at the time of their initial employment or promotion and our subsequent adjustments to these amounts to reflect market increases, the growth and stage of development of our company, our executives’ performance and increased experience, any changes in our executives’ roles and responsibilities and other factors. The initial base salaries that we negotiated with our executives were based on our understanding of base salaries for comparable positions at similarly situated companies at the time, the individual experience and skills of, and expected contribution from, each executive, the roles and responsibilities of the executive, the base salaries of our existing executives and other factors. We have entered into employment agreements with each of Messrs. Pai, Marshall and Wendenburg, the terms of which are summarized below.

During the fiscal year ended June 30, 2007, the base salary of Mr. Pai averaged $362,500, reflecting a mid-year increase of $25,000. In January 2007, we entered into a new employment agreement with Mr. Pai pursuant to which his base salary for the remainder of fiscal 2007 was set at $375,000. During fiscal 2007, the base salary of Mr. Marshall was $260,000, reflecting no change from the rate we compensated him during fiscal 2006. Mr. Marshall’s employment with us commenced in February 2006. During fiscal 2007, the base salary of Mr. Wendenburg was 210,000 Euros, reflecting a change of 10,000 Euros that was effective in April 2006 prior to the end of fiscal 2006.

Cash Incentive Bonuses

Consistent with our emphasis on performance incentive compensation programs, our executives are eligible to receive cash incentive bonuses primarily based upon their performance as measured against predetermined company and individual goals covering operations, business development and commercialization, and corporate and financial achievements. These goals are recommended by senior management to the Management Resources and Compensation Committee, and then by the Management Resources and Compensation Committee to the Board of Directors, at the beginning of each year. The goals are ultimately set by the Board of Directors. If a Named Executive Officer joined our company during a particular year, these performance goals are established at the time of or shortly following their employment. The primary objective of our cash incentive bonuses is to motivate and reward our Named Executive Officers for meeting our short-term objectives using a performance-based compensation program with objectively determinable goals that are specifically tailored for each executive. In addition, we may reserve a portion of each executive’s annual cash incentive bonus to be paid at our discretion based on the executive’s overall performance. We maintain this discretionary portion of the annual cash incentive bonuses in order to motivate our executives’ overall performance and their performance relating to matters that are not addressed in the predetermined performance goals that we set. We believe that every important aspect of executive performance is not capable of being specifically quantified in a predetermined objective goal. For example, events outside of our control may occur after we have established the executives’ performance goals for the year that require our executives to focus their attention on different or other strategic objectives.

We establish the target amount of our cash incentive bonuses at a level that represents a meaningful portion of our executives’ currently paid out cash compensation, and set additional threshold and maximum performance levels above and below these target levels. In establishing these levels, in addition to considering the incentives that we want to provide to our executives, we also consider the bonus levels for comparable positions at similarly situated companies, our historical practices and any contractual commitments that we have relating to executive bonuses.

Overall, the targets for the performance measures were set at levels that we believed to be achievable with strong performance by our executives. Although we cannot always predict the different events that will impact our business during an upcoming year, we set our performance goals for the target amount of annual incentive cash bonuses at levels that we believe will be achieved by our executives a majority of the time. Our maximum and threshold levels for these performance goals are determined in relation to our target levels, are intended to provide for correspondingly greater or lesser incentives in the event that performance is within a specified range above or below the target level, and are correspondingly easier or harder to achieve. We set the performance goals for the maximum amount at a level that we believe will be achieved in some years, but will not be achieved a majority of the time. At the end of each year, the Management Resources and Compensation Committee evaluates the performance of each executive officer and provides to the Board its recommendation for the amount of the cash incentive bonus to be paid to each such executive for that year, with the Board making the final determination as to the amount of the cash incentive bonus.

Based upon the employment agreements that they have entered into with us, Messrs. Pai, Marshall and Wendenburg are each entitled to a bonus of up to 50% of their base salary, contingent on the achievement of certain financial metrics. The employment agreements entered into with Messrs. Pai and Marshall further provided that their bonus was guaranteed during the first fiscal year, or portion thereof, of their employment. Our Management Resources and Compensation Committee has neither determined nor awarded bonus amounts for our 2007 fiscal year to our Named Executive Officers. During the 2007 fiscal year, Messrs. Pai, Marshall and Wendenburg received a bonus of $70,000, $48,438 and $53,050, respectively, which amounts were either earned under their employment agreements or for their performance for fiscal 2006. For our 2006 and 2005 fiscal years, we paid Mr. Pai a bonus amount of $175,000 in November 2005 pursuant to his original employment agreement with us in which he was entitled to a guaranteed bonus of $175,000 for his full year of service as our Chief Executive Officer and President. As Mr. Pai commenced employment with us in November 2004, this bonus amount is allocable over our 2005 and 2006 fiscal years. Because Mr. Marshall joined us in the middle of the 2006 fiscal year, his bonus for 2006 was prorated to reflect the portion of the year he worked for us. Mr. Wendenburg received a bonus of $153,508 in fiscal 2006 for performance in fiscal 2005. As noted above, the amount of the bonus paid to each Named Executive Officer also reflects the extent to which such executive achieved the milestones established at the beginning of the year, plus the amount of the discretionary bonus that is based on our assessment of their overall performance during the year.

Long-Term Equity Incentive Compensation

We believe that long-term company performance is best achieved through an ownership culture that encourages long-term performance by our executive officers through the use of stock-based awards. We grant stock options in order to provide certain executive officers with a competitive total compensation package and to reward them for their contribution to our long-term growth in value and the long-term price performance of our common stock. Grants of stock options are designed to align the executive officer’s interest with that of our stockholders. To assist us in retaining executives and encouraging them to seek long-term appreciation in the value of our stock, the benefits of the awards generally are not immediately realizable by the grantee as the awards vest over a specified period, usually three years, and therefore an employee must remain with us for a specified period to enjoy the full potential economic benefit of an award. We may consider as one of a number of factors the level of an executive officer’s realizable compensation from awards granted in prior years when making decisions with respect to awards to be granted to that executive officer for the most recently ended fiscal year.

Based on the stage of our company’s development and the incentives we are trying to provide to our executives, we have currently chosen to use stock options, which derive value exclusively from increases in stockholder value, as opposed to restricted stock or other forms of equity awards. Our decisions regarding the amount and type of long-term equity incentive compensation and relative weighting of these awards among total executive compensation have also been based on our understanding of market practices of similarly situated companies and our negotiations with our executives in connection with their initial employment or promotion by us.

Stock option awards provide our executive officers with the right to purchase shares of our common stock at a fixed exercise price typically for a period of up to ten years, subject to continued employment with our company. Prior to January 2007, our stock option awards were granted with a five year exercise period. However, effective as of January 17, 2007, the Management Resources and Compensation Committee of the

Board of Directors agreed to amend the existing option awards previously granted to all of our current employees, including our Chief Executive Officer, to provide for an exercise term of ten years from the original date of grant.

Stock options are earned on the basis of continued service to us and generally vest over three years, beginning with one-third vesting one year after the date of grant with the balance then vesting in equal monthly installments over the following two year period. Such vesting is intended as an incentive to such executive officers to remain with us and to provide a long-term incentive. However, we have granted options with alternative vesting arrangements to our Chief Executive Officer. In connection with the new employment agreement we entered into with Mr. Pai in January 2007, we granted him options which vest monthly installments over a period of two years.

Options are generally exercisable for a limited period of time after termination of employment (other than termination for cause) if vested, subject to certain rights that were negotiated in connection with the employment agreements we entered into with our Named Executive Officers. We do not require that any portion of the shares acquired be held until retirement, we do not have a policy prohibiting a director or executive officer from hedging the economic risks of his or her stock ownership and we do not have any minimum stock ownership requirements for executive officers and directors. However, each of our executive officers has a significant number of exercisable options. Stock option awards are made pursuant to our 2000 Employees Stock Option Plan (the “2000 Plan”). See “Payments Upon Termination or Change-in-Control” for a discussion of the change-in-control provisions related to stock options. The exercise price of each stock option granted under the 2000 Plan is based on the fair market value of our common stock on the grant date and the Management Resources and Compensation Committee has set the exercise price of the options granted to our Named Executive Officers other than our Chief Executive Office at a price greater than the fair market value in order to reinforce the incentive nature of the award.

In addition to periodically granting performance-based stock options, we also granted options to certain of our Named Executive Officers at the time of their hiring as an incentive to accept employment with us. For instance, as part of the employment agreements we entered into with Messrs. Pai and Marshall when they joined our company, we granted Mr. Pai options to purchase 400,000 shares of common stock and Mr. Marshall options to purchase 300,000 shares of common stock. The options initially granted to Mr. Pai are exercisable at $6.58 per share and 100,000 shares vested on the grant date and the balance vested in equal monthly installments at the rate of 12,500 per month. The options granted to Mr. Marshall are exercisable at $4.50 per share and 100,000 shares vested on the first anniversary of the grant date and the balance vest in equal monthly installments over the subsequent 24 months.

Awards granted under the 2000 Plan are based on a number of factors, including: (i) the grantee’s position with us; (ii) his or her performance and responsibilities; (iii) the extent to which he or she already holds an equity stake with us; (iv) equity participation levels of comparable executives at other companies in the compensation peer group; (v) general corporate performance; (vi) the Chief Executive Officer’s recommendations; (vii) the current stock price; and (viii) individual contribution to the success of our financial performance. However, the 2000 Plan does not provide any formulated method for weighing these factors, and a decision to grant an award is based primarily upon the evaluation by the Management Resources and Compensation Committee, in consultation with senior management and the Board of Directors, of the past as well as the anticipated future performance and responsibilities of the individual in question. Awards to executive officers are first reviewed and approved by the Management Resources and Compensation Committee, which then makes a recommendation for final approval by our Board of Directors. Option grants to executives other than the Chief Executive Officer are approved by the Management Resources and Compensation Committee based upon recommendations made by the Chief Executive Officer based upon the individual executive’s performance and market data relating to option grants to individuals occupying similar positions at comparably situated companies.

With respect to the compensation determination for the fiscal year ended June 30, 2007, the Management Resources and Compensation Committee, in entering into a new employment agreement with Mr. Pai, determined that option grants were appropriate elements of the compensation package to be paid to him. Based on the foregoing, during the fiscal year ended June 30, 2007, the Management Resources and Compensation Committee agreed to grant stock options to our executive officers as follows: Mr. Pai was granted 400,000 options, exercisable at $1.50 per share and vesting monthly over a period of two years and in August 2007, Messrs. Marshall and Wendenburg each were granted an option to purchase 50,000 shares of common stock, exercisable at $1.36 per share.

Other Compensation

We maintain broad-based benefits that are provided to all employees, including health insurance, life and disability insurance and a 401(k) plan. Executive officers participate in these plans on the same terms as eligible, non-executive employees, subject to any legal limits on the amounts that may be contributed or paid to executive officers under these plans. Generally, we do not provide any special reimbursement for perquisites, such as country clubs, corporate aircraft, living or security expenses, for our employees or for any executive officers. However, in the employment agreements entered into with our Named Executive Officers, we agreed to pay the following amounts as additional compensation: our employment agreement with Mr. Pai requires us to provide him with a monthly expense allowance of $2,500 to cover automobile and other living expenses; our employment agreement with Mr. Marshall provided that in connection with his relocation, he received an expense allowance of $75,000 for reimbursement of relocation and living expenses and any unused balance of this allowance was payable as a cash award by January 31, 2007; and our employment agreement with Mr. Wendenburg, provides that we provide him a monthly payment of 1,500 Euros to cover automobile and related expenses.

Pension Benefits. We do not offer qualified or non-qualified defined benefit plans to our executive officers or employees. In the future, we may elect to adopt qualified or non-qualified defined benefit plans if we determine that doing so is in our best interests.

Nonqualified Deferred Compensation. None of our Named Executive Officers participates in or has account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us. To date, we have not had a significant reason to offer such non-qualified defined contribution plans or other deferred compensation plans. In the future, we may elect to provide our executive officers or other employees with non-qualified defined contribution or deferred compensation benefits if we determine that doing so is in our best interests.

Severance and Change of Control Arrangements. As discussed more fully in the section below entitled “Payments Upon Termination or Change in Control”, certain of our executive officers are entitled to certain benefits upon the termination of their respective employment agreements. The severance agreements are intended to mitigate some of the risk that our executive officers may bear in working for a company competing in a highly competitive and dynamic industry, such as ours.

Policies Regarding Tax Deductibility of Compensation. Within our performance-based compensation program, we aim to compensate the Named Executive Officers in a manner that is tax-effective for us. Section 162(m) of the Internal Revenue Code restricts the ability of publicly-held companies to take a federal income tax deduction for compensation paid to certain of their executive officers to the extent that compensation exceeds $1.0 million per covered officer in any fiscal year. However, this limitation does not apply to compensation that is performance-based. We consider these requirements in our compensation determinations. The non-performance-based compensation paid in cash to our executive officers in the 2007 fiscal year did not exceed the $1.0 million limit per officer, and we do not anticipate that the non-performance-based compensation to be paid in cash to our executive officers in 2007 will exceed that limit.

Summary of Executive Compensation

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer, our Chief Financial Officer, and certain of our other executive officers (the “Named Executive Officers”), during the fiscal year ended June 30, 2007:

Summary of Executive Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Surendra B. Pai, Chief Executive Officer and President	2007	$362,500	$70,000	$—	$115,500	$—	$—	$30,000	$578,000

William A. Marshall, Chief Financial Officer and Treasurer	2007	$260,000	$48,438	$—	$44,500	$—	$—	$62,412	$415,350

Jan C. Wendenburg, Chief Executive Officer, Authentidate International, A.G. (3)	2007	$278,515	$53,050	$—	$41,100	$—	$—	$23,127	$395,792

(1)	Messrs. Pai, Marshall and Wendenburg are entitled to receive a performance-based bonus of up to 50% of their base salary if certain performance targets are met, pursuant to their respective employment agreements with us. The amounts included in the table above represent amounts earned for fiscal 2006 that were paid in fiscal 2007. As of date of this annual report, no bonus amounts for fiscal 2007 have been determined or award.
(2)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2007 computed in accordance with SFAS 123R, and thus may include amounts from awards granted in and prior to 2007. A discussion of the methods used to calculate these values may be found in note 2 the Consolidated Financial Statements in this Annual Report on Form 10-K.
(3)	Annual salary, bonus and other compensation amounts are paid in Euros. Amounts reported and based on Euro converted to US dollars at an average exchange rate of 0.7617 dollars over the fiscal year ended June 30, 2007.
(4)	Other compensation includes the following: For Mr. Pai automobile/living expenses, for Mr. Wendenburg automobile and related expenses and for Mr. Marschall temporary living expenses.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the year ended June 30, 2007 to the Named Executive Officers.

Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Thres- hold ($)	Target ($)	Maxi- mum ($)	Thres- hold ($)	Target ($)	Maxi- mum ($)

Surendra B. Pai (1)	1/5/07	$—	$—	$—	$—	$—	$—	—	400,000	$1.50	$288,000

William A. Marshall (2)	8/8/07	$—	$—	$—	$—	$—	$—	—	50,000	$1.36	$39,500

Jan C. Wendenburg (2)	8/8/07	$—	$—	$—	$—	$—	$—	—	50,000	$1.36	$39,500

(1)	Options vest monthly over two years.
(2)	Options were granted on August 8, 2007 for fiscal 2007 and vest one third on the one-year anniversary of the date of grant and monthly over the following two years, as long as the grantee continues to be an employee of the company.

Discussion of Summary Compensation and Grants of Plan-Based Awards Tables

Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation table and the Grants of Plan Based Awards table was paid or awarded, are described above under “Compensation Discussion and Analysis.” A summary of certain material terms of our compensation plans and arrangements is set forth below.

Employment Agreements with Named Executive Officers

The following are summaries of the employment agreements with our Named Executive Officers. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. See “Payments Upon Termination or Change-in-Control” below for a discussion of payments due to our Named Executive Officers upon the termination of his employment or a change-in-control of our company.

Surendra B. Pai

On January 15, 2007, we entered into a new one year employment agreement with Mr. Surendra Pai, our President and Chief Executive Officer, which is effective as of January 1, 2007. The following is a summary of Mr. Pai’s new employment agreement.

•	Annual base salary of $375,000.

•	Annual bonus potential targeted at 50% of base salary, in the discretion of the Board, or if the Board so designates, the Management Resources and Compensation Committee of the Board.

•

Grant of options to purchase 400,000 shares of the company’s common stock, which options expire ten years from the date of grant and which are exercisable at an exercise price of $1.50, which was equal to the closing price of its common stock on the date of grant. The options shall vest monthly over a period of two years, as long as Mr. Pai continues to be an employee of the company, as follows: 16,682 shall vest on January 31, 2007 and the remainder shall vest at the rate of 16,666 on the last day of each month for the next 23 months (the “Options”).

•

With respect to the Options granted to Mr. Pai under the agreement, in the event Mr. Pai’s employment is terminated by the company without “cause” or by Mr. Pai for “good reason,” or in the event the company fails to timely notify him of its intention to continue his employment (or fails to timely enter into an new agreement with Mr. Pai after providing such notice) then the Options granted under the employment agreement which have vested as of the date of termination, plus 200,000 options, will be deemed vested and exercisable for two years from the date of termination. In the event Mr. Pai’s employment is terminated by the company for “cause,” then all Options granted and not exercised as of the termination date shall terminate immediately and be null and void. In the event that Mr. Pai terminates his employment with us other than for “good reason,” then the Options, to the extent vested as of the termination date, shall remain exercisable for a period of three months following the termination date, but in no event after the expiration of the exercise period.

•

The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the first anniversary of the date of cessation of Mr. Pai’s employment.

William A. Marshall

Mr. Marshall, our Chief Financial Officer and Treasurer entered into an at-will employment agreement with Authentidate effective as of February 15, 2006. The following is a summary of Mr. Marshall’s employment agreement:

•	Annual base salary of $260,000.

•

Annual bonus targeted at 50% of base salary, in the discretion of the Board, or if the Board so designates, the Management Resources and Compensation Committee of the Board, based on the annual performance of the company, except that the bonus for the fiscal year ending June 30, 2006 shall be guaranteed, pro rata , from the date his employment commenced. Mr. Marshall was also provided with an allowance of $75,000 for reimbursement of temporary living and relocation expenses and will be covered by health and similar benefits made available to the Registrant’s senior management.

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

Jan C. Wendenburg

On June 29, 2007, Authentidate Holding Corp. and its wholly-owned subsidiary Authentidate International, AG, entered into a new one year service agreement with Mr. Jan C. Wendenburg, the Chief Executive Officer of Authentidate International, AG. The service agreement is effective as of July 1, 2007. The following is a summary of Mr. Wendenburg’s new agreement:

•	Annual base salary of €210,000.

•

Commencing with the fiscal year beginning July 1, 2007, and for each fiscal year during the term of the service agreement, the Supervisory Board of Authentidate International, AG shall establish an Executive Bonus Plan for the CEO, which will provide for the payment of a bonus of up to a maximum of 50% of the base salary. The bonus shall be contingent on the achievement of certain financial metrics to be established by the Supervisory Board. In the event the financial metrics are not achieved, the amount of the bonus, if any, shall be determined by the Supervisory Board in its sole discretion.

•	Mr. Wendenburg shall be eligible to receive equity based compensation in the sole discretion of the Management Resources and Compensation Committee of the Board of Directors of the Registrant.

•

For the duration of a one year post-contractual restriction of competition, Mr. Wendenburg shall be entitled to compensation amounting to 50 % of his base salary in effect at the time of termination; provided, however, such non-competition compensation shall be credited towards the severance payment payable to Mr. Wendenburg following termination of his employment.

•	Authentidate Holding Corp. agreed to guarantee Authentidate International’s obligations with respect to the payment of Mr. Wendenburg’s base salary, severance payment and disability payment.

•

The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the first anniversary of the date of cessation of Mr. Wendenburg’s employment. In accordance with the requirements of German law, in the event of the “extraordinary termination” of the service relationship for “important reasons”, the party terminating the relationship shall have the right to terminate the post-contractual non-competition covenant, in which event we will have no further obligation to pay the non-competition compensation.

Stock Option Plans

Employee Stock Option Plan

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

Under the terms of the 2000 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422 of the Code, or options which do not so qualify (“Non-ISOs”). As of June 30, 2007, there were outstanding an aggregate of approximately 4,330,000 options under the 2000 Plan, with exercise prices ranging from $1.50 to $16.00.

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

On January 17, 2007, at our Annual Meeting of Shareholders our shareholders approved the adoption of the following material amendments to our 2001 Director Plan:

•	Modifies the terms of the option awards previously and to be granted to non-executive directors to provide that all awards expire ten years from the date of grant.

•

Modifies the terms of the option awards previously and to be granted to non-executive directors to provide that in the event of a non-executive director’s termination of service as a director, other than for cause or in the case of death or disability, the options held by such director shall terminate two years from the date of termination of service, but in no event later than the stated expiration date of an option award.

•

Provide that non-executive directors shall have the option to elect to receive up to 50% of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of the company’s common stock. The number of shares of restricted stock that would be issued to a director would be computed by dividing the cash amount to be converted into shares of restricted stock by the fair market value of the company’s common stock as of the date the fees are earned. The closing price of the company’s common stock on the last trading day of each fiscal quarter will be used to determine the fair market value of the common stock which may be issued in lieu of the fees paid for service as a director during such period.

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

As of June 30, 2007, there were 340,000 options outstanding under the 2001 Director Plan. The options outstanding have exercise prices ranging from $2.03 to $10.58. On September1, 2007, we granted an aggregate of 70,000 options to our non-employee directors pursuant to the 2001 Director Plan. These options have an exercise price of $1.32.

The exercise price for options granted under the 2001 Director Plan is 100% of the fair market value of the common stock on the date of grant. The “fair market value” is the closing price of our common stock as reported by NASDAQ, or if our common stock is not quoted by NASDAQ, the closing bid price as reported by the National Quotation Bureau, Inc., or a market maker of our common stock, or if the common stock is not quoted by any of the above by the Board of Directors acting in good faith. The exercise price of options granted under the 2001 Director Plan must be paid at the time of exercise in cash. The term of each option commences on the date it is granted and unless terminated sooner as provided in the 2001 Director Plan, expires ten years from the date of grant. The 2001 Director Plan must be administered by either our full Board of Directors or a committee of the Board consisting of not less than two officers who are not entitled to participate in the Director Plan. The administrator has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the administrator will make all determinations of the interpretation of the 2001 Director Plan. Options granted under the 2001 Director Plan are not qualified for incentive stock option treatment.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at June 30, 2007 with respect to the Named Executive Officers.

Outstanding Equity Awards At Fiscal Year-end

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options— Exercisable (#)	Number of Securities Underlying Unexercised Options— Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date (2)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Surendra B. Pai	400,000	—		6.58	11/15/14	—	—	—	—
	100,000	300,000	(3)	1.50	1/5/17	—	—	—	—

William A. Marshall	141,667	158,333	(4)	4.50	2/15/16	—	—	—	—
	—	50,000	(4)	1.36	8/8/17	—	—	—	—

Jan C. Wendenburg	150,000	—		4.54	3/15/12	—	—	—	—
	15,278	9722	(4)	4.50	8/23/15	—	—	—	—
	—	50,000	(4)	1.36	8/8/17	—	—	—	—

(1)	Each stock option grant reported in the table above was granted under, and is subject to, our 2000 Plan. The option expiration date shown above is the normal expiration date, and the last date that the options may be exercised. For each Named Executive Officer, the unexercisable options shown above are also unvested. Unvested shares are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. For information regarding the effect on vesting of options on the death, disability or termination of employment of a Named Executive Officer or a change in control of our company, see “Payments Upon Termination or Change in Control” below. If a Named Executive Officer’s employment is terminated by us for cause, options (including the vested portion) are generally forfeited. The exercisable options shown above, and any unexercisable options shown above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement. For a description of the material terms of the Named Executive Officer’s employment agreements, see “Employment Agreements With Named Executive Officers” above.
(2)	Effective January 17, 2007, we amended all of the outstanding options held by our employees solely to modify the expiration date to be ten years from the original grant date.
(3)	Options vest in twenty-four monthly installments commencing January 31, 2007.
(4)	Vesting schedule is one third of the grant on the first anniversary of the date of the grant and monthly thereafter over the remaining twenty four months.

Options Exercised and Stock Vested

None of our Named Executive Officers exercised any stock options during the 2007 fiscal year.

Pension Benefits

None of our Named Executive Officers or former executive officers are covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

None of our Named Executive Officers or former executive officers are covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Payments Upon Termination or Change-in-Control

The discussion and tables below reflect the estimated benefits that would be paid or accrue to each of the Named Executive Officers in the event of the following hypothetical scenarios:

•	termination without cause, or constructive (“good reason”) termination (including upon the occurrence of a change in control of a company;

•	termination for cause;

•	upon an executive’s disability; or

•	in the event of the executive’s death.

Surendra B. Pai

Death or Disability. Pursuant to the terms of his employment agreement, if Mr. Pai’s employment is terminated as a result of his death, Mr. Pai or his estate, as applicable, would receive any accrued but unpaid, base salary, bonus and expense reimbursement amounts through the date of his death. If Mr. Pai’s employment is terminated as a result of disability, Mr. Pai or his estate, as applicable, would receive (a) any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date on which the disability occurs; (b) a severance payment equal to the sum of (i) 12 months of the greater of (A) his base salary in effect on the termination date and (B) the highest base salary in effect at any time during the ninety (90) day period prior to the termination date; and (ii) $187,500 multiplied by the quotient determined by dividing the number of days from January 1, 2007 to the date of termination by 365; and (c) continued participation in our benefit plans (or comparable plans) for the longer of the natural expiration of the agreement or the end of the month of the one-year anniversary of the termination of his employment. Further, in the event of a termination due to his death or disability, Mr. Pai’s (or his estate’s or legal representative’s) right to purchase shares of Common Stock pursuant to any stock option or stock option plan to the extent vested as of the termination date shall remain exercisable for a period of twelve months following such date, but in no event after the expiration of the exercise period.

Cause. If Mr. Pai’s employment is terminated for cause or he terminates his employment with out good reason, he would be entitled to his base salary and expense reimbursement through the date of termination, and he shall have no further entitlement to any other compensation or benefits. All stock options that have not been exercised as of the date of termination for cause shall be deemed to have expired as of such date, otherwise, options vested as of the date of termination may be exercised for a period of three months thereafter.

Without Cause or for Good Reason. If Mr. Pai’s employment is terminated without cause, by Mr. Pai for good reason, or either (1) we fail to timely notify him or our intent to renew his agreement or (2) after providing such notice, we fail to reach an agreement on a new employment agreement with him prior to the expiration date, then we would be obligated to: (a) any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date of termination; (b) pay a severance payment equal to the sum of (i) 12 months of the greater of (A) his base salary in effect on the termination date and (B) the highest base salary in effect at any time during the ninety (90) day period prior to the termination date; and (ii) $187,500 multiplied by the quotient determined by dividing the number of days from January 1, 2007 to the date of termination by 365; and (c) provide for his continued participation in our benefit plans (or comparable plans) for the longer of the natural expiration of the agreement or the end of the month of the one-year anniversary of the termination of his employment. Further, in the event of such a termination event, the option granted to Mr. Pai under his 2007 employment agreement which were vested as of the date of termination, plus an additional 200,000 of such options, will be deemed vested and shall be exercisable for a period of two years from the termination date.

Change of Control. In the event of a change of control, Mr. Pai shall have the right to terminate his employment with us for any reason within a period of 120 days of such change of control and such termination shall be deemed for good reason. In such an event, we would be required to pay Mr. Pai the amounts described in the immediately preceding paragraph. In addition, his employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Pai incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code, provided that the event which caused the imposition of the excise tax arises out of his employment with us or a change in control of our company or a substantial portion of our assets and provided that the event which causes the imposition of the excise tax is either (i) a transaction approved by the Board; or (ii) a change of control.

Employee Covenants. In his employment agreement, Mr. Pai agreed to keep confidential and not disclose any confidential or proprietary information owned by, or received by or on behalf of, us or any of our affiliates, during the term of the agreement or at any time thereafter. He also agreed to return such confidential and proprietary information to us immediately in the event of any termination of employment. Mr. Pai also agreed, during the term of the agreement and for a period of one year thereafter, to not in any manner enter into or engage in any business that is engaged in any business directly competitive with our business anywhere in the world, with limited exceptions. Moreover, Mr. Pai agreed, during the term of the agreement and for a period of 12 months thereafter, to not, directly or indirectly, without our prior written consent: (i) solicit or induce any employee of us or any of our affiliates to leave such employ; or (ii) solicit the business of any customer with respect to products or services that compete directly with the products or services provided or supplied by us.

William A. Marshall

Death or Disability. Pursuant to the terms of his employment agreement, if Mr. Marshall’s employment is terminated as a result of his death, Mr. Marshall or his estate, as applicable, would receive any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date of his death. If Mr. Marshall’s employment is terminated as a result of disability, Mr. Marshall or his estate, as applicable, would receive (a) any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date on which the disability occurs; (b) a severance payment equal to 12 months of his base salary in effect on the termination date and (c) continued participation in our benefit plans (or comparable plans) for the longer of the natural expiration of the agreement or the end of the month of the one-year anniversary of the termination of his employment. Further, in the event of a termination due to his death or disability, Mr. Marshall’s (or his estate’s or legal representative’s) right to purchase shares of Common Stock pursuant to any stock option or stock option plan to the extent vested as of the termination date shall remain exercisable for a period of twelve months following such date, but in no event after the expiration of the exercise period.

Cause. If Mr. Marshall’s employment is terminated for cause or he terminates his employment without good reason, he would be entitled to his base salary, other accrued compensation and expense reimbursement through the date of termination, and he shall have no further entitlement to any other compensation or benefits. All stock options that have not been exercised as of the date of termination for cause shall be deemed to have expired as of such date otherwise, options vested as of the date of termination may be exercised for a period of three months thereafter.

Without Cause or for Good Reason. If Mr. Marshall’s employment is terminated without cause, or by Mr. Marshall for good reason, we would be obligated to: (a) pay any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date of termination; (b) we would be obligated to pay a severance payment of 12 months of his base salary in effect on the termination date; and (c) provide for his continued participation in our benefit plans (or comparable plans) for the longer of the natural expiration of the agreement or the end of the month of the one-year anniversary of the termination of his employment. Further, in the event of such a termination event, his right to purchase shares of common stock pursuant to any stock option shall immediately fully vest and become exercisable, and the exercise period in which he may exercise his options shall be extended to the duration of their original term.

Change of Control. The benefits Mr. Marshall would receive upon termination without cause or for good reason shall not be adversely affected in the event of a change of control.

Employee Covenants. In his employment agreement, Mr. Marshall agreed to keep confidential and not disclose any confidential or proprietary information owned by, or received by or on behalf of, us or any of our affiliates, during the term of the agreement or at any time thereafter. He also agreed to return such confidential and proprietary information to us immediately in the event of any termination of employment. Mr. Marshall also agreed, during the term of the agreement and for a period of one year thereafter, to not in any manner enter into or engage in any business that is engaged in any business directly competitive with our business anywhere in the world, with limited exceptions. Moreover, Mr. Marshall agreed, during the term of the agreement and for a period of 12 months thereafter, to not, directly or indirectly, without our prior written consent: (i) solicit or induce any employee of us or any of our affiliates to leave such employ; or (ii) solicit the business of any customer with respect to products or services that compete directly with the products or services provided or supplied by us.

Jan C. Wendenburg

Death or Disability. Pursuant to the terms of his employment agreement, if Mr. Wendenburg’s employment is terminated as a result of his death, Mr. Wendenburg or his estate, as applicable, would receive any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date of his death. If Mr. Wendenburg’s employment is terminated as a result of disability, Mr. Wendenburg or his estate, as applicable, would receive (a) any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date on which the disability occurs; and (b) a payment equal to 50% of his base salary in effect on the termination date and (c) the proceeds of any company-paid disability insurance policy, if any. Further, in the event of a termination due to his death or disability, Mr. Wendenburg’s (or his estate’s or legal representative’s) right to purchase shares of common stock pursuant to any stock option or stock option plan to the extent vested as of the termination date shall remain exercisable for a period of twelve months following such date, but in no event after the expiration of the exercise period.

Cause. If Mr. Wendenburg’s employment is terminated for cause or he terminates his employment with out good reason, he would be entitled to his base salary and expense reimbursement through the date of termination, and he shall have no further entitlement to any other compensation or benefits. All stock options that have not been exercised as of the date of termination shall be deemed to have expired as of such date.

Without Cause or for Non-Renewal. If Mr. Wendenburg’s employment is terminated without cause or if we determine not to renew the agreement, Mr. Wendenburg would receive (i) all compensation accrued but not paid as of the termination date and (ii) a severance payment of amount equal to his base salary in effect at the time of termination for a period of one year from the date of termination, payable in twelve equal monthly installments, unless Mr. Wendenburg elects to receive a lump-sum payment.

Employee Covenants. In his employment agreement, Mr. Wendenburg agreed to keep confidential and not disclose any confidential or proprietary information owned by, or received by or on behalf of, us or any of our affiliates, during the term of the agreement or at any time thereafter. He also agreed to return such confidential and proprietary information to us immediately in the event of any termination of employment. Mr. Wendenburg also agreed, during the term of the agreement and for a period of one year thereafter, to not (i) solicit or induce any employee of us to leave such employ; or (ii) solicit the business of any customer with respect to products or services that compete directly with the products or services provided or supplied by us. For the duration of the one year post-contractual restriction of competition, Mr. Wendenburg shall be entitled to compensation amounting to 50 % of his base salary in effect at the time of termination; provided, however, such non-competition compensation shall be credited towards the severance payment payable to Mr. Wendenburg following termination of his employment. In accordance with the requirements of German law, in the event of the “extraordinary termination” of the service relationship for “important reasons”, the party terminating the relationship shall have the right to terminate the post-contractual non-competition covenant, in which event we will have no further obligation to pay the non-competition compensation.

2000 Stock Option Plan

Corporate Transactions. Notwithstanding any contrary waiting period in any stock option agreement issued pursuant to the 2000 Plan, but subject to any determination by our board of directors to provide otherwise, each outstanding option shall, except as otherwise provided in the stock option agreement, become exercisable in full for the aggregate number of shares covered thereby and shall vest unconditionally on the first day following the occurrence of any of the following: (a) the approval by our stockholders of an approved transaction; (b) a control purchase; or (c) a board change, as each such term is defined in the 2000 Plan.

Termination of Employment. If a grantee’s employment or service is terminated for cause, any unexercised option shall terminate effective immediately upon such termination of employment or service. Except as otherwise provided by in an award agreement, if a grantee’s employment or service terminates on account of death or disability, then any unexercised option, to the extent exercisable on the date of such termination of employment or service, may be exercised, in whole or in part, within the first twelve (12) months after such termination of employment or service (but only during the option term) by his or her personal representative or by the person to whom the option is transferred by will or the applicable laws of descent and distribution.

Except as otherwise provided by the Committee in the award agreement, if a grantee’s employment or service terminates for any reason other than for cause, death, disability or pursuant to a change of control, then any unexercised option, to the extent exercisable immediately before the grantee’s termination of employment or service, may be exercised in whole or in part, not later than three (3) months after such termination of employment or service (but only during the option term); and, to the extent that any such option was not exercisable on the date of such termination of employment or service, it will immediately terminate.

Termination Scenario Summary Tables

The amounts shown in the tables below assume that the noted triggering event occurred on June 30, 2007. Other relevant assumptions and explanations are provided in the footnotes following the tables. The amounts shown reflect only the additional payments or benefits that a Named Executive Officer would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested absent the triggering event.

Potential Payments on Termination (without cause or following change-in-control)

Year Ended June 30, 2007 (1)

	Termination Without Cause (2)				Termination Following Change-in-Control (2)
Name	Cash Payments ($) (3)	Estimated value of continued benefits ($) (4)	Estimated value of accelerated equity awards ($) (5)	Total ($)	Cash Payments ($) (3)	Estimated value of continued benefits ($) (4)	Estimated value of accelerated equity awards ($) (5)	Estimated tax gross- up payment ($) (6)	Total ($)
Surendra B. Pai	$468,000	$17,000	$173,000	$658,000	$468,000	$17,000	$173,000	$—	$658,000

William A. Marshall	$260,000	$11,000	$84,000	$355,000	$260,000	$11,000	$84,000	$—	$355,000

Jan C. Wendenburg	$276,000	$—	$—	$276,000	$—	$—	$—	$—	$—

(1)	This table provides information for each continuing Named Executive Officer. All references to base salary and annual target bonus refer to the amounts described above under “Employment Agreements with Named Executive Officers.” Amounts in the table are rounded.
(2)	If we terminate the executive without cause, or the executive resigns for good reason as defined in his executive employment agreement (as described above), the executive will be entitled to receive the compensation as shown in the table. These amounts will also apply if the executive is terminated or resigns for good reason in connection with a change-in-control.
(3)

Cash payments to Mr. Pai consist of a severance payment equal to the sum of (i) 12 months of the greater of (A) his base salary in effect on the termination date and (B) the highest base salary in effect at any time during the ninety (90) day period prior to the terminational date; and (ii) $187,500 multiplied by the quotient determined by dividing the number of days from January 1, 2007 to the date of termination by 365. Cash payments to Mr. Marshall and Mr. Wendenburg consist of base salary for one year following termination.

(4)	The estimated value of continued health and related benefits in effect on the termination date for a period of 12 months.
(5)	Estimated value of accelerated vesting of stock options represents the expense as calculated in accordance with FAS 123R.
(6)	Mr. Pai is entitled to receive a tax gross-up payment in the event that his severance payment exceeds the threshold amount set by the Internal Revenue Service. Based on the assumptions described above, the amounts shown in the table are below the current threshold, therefore, there would be no tax gross-up payment required.

Potential Payments on Disability or Death

Ended June 30, 2007

	Disability (1)				Death
Name	Cash Payments (includes severance and bonus) ($)	Estimated value of continued benefits ($)	Estimated value of accelerated equity awards ($)	Total ($)	Cash Payments (includes severance and bonus) ($)	Estimated value of continued benefits ($)	Estimated value of accelerated equity awards ($)	Total ($)
Surendra B. Pai	$468,000	$17,000	$—	$485,000	$—	$—	$—	$—

William A. Marshall	$260,000	$11,000	$—	$271,000	$—	$—	$—	$—

Jan C. Wendenburg	$138,000	$—	$—	$138,000	$—	$—	$—	$—

(1)	In the event the executive becomes physically or mentally disabled such that he is unable to perform his duties for a period of three consecutive months as determined by a medical professional, we may terminate the executive’s employment, unless otherwise prohibited by law. In the event of termination due to disability, the executive will be entitled to the compensation shown in the table.

Director Compensation

Our non-executive directors are compensated as follows.

•	The annual director fee for our non-executive directors is $15,000;

•

Committee chairmen are paid an additional annual fee as follows: (a) Chairman of the Board—$25,000 per annum; (b) Chairman of the Audit Committee—$15,000 per annum; and (c) other Committee Chairmen—$5,000 per annum;

•	Our Audit Committee financial expert receives an additional annual fee of $10,000; and

•

Meeting fees for our independent directors are $1,500 for each meeting of the board of directors, and $1,500 for each meeting of a committee of the board of directors. Reasonable and customary expenses incurred in attending the board and committee meetings are reimbursable.

Under the 2001 Director Plan, as amended, our non-executive directors receive 40,000 stock options upon being elected to the Board and have the ability to purchase up to $100,000 restricted shares of our common stock at a per share purchase price of 80% of the fair market value of our common stock during the initial twelve month period following their election to the Board. Our non-executive directors also receive options to purchase 10,000 shares for each year of service under the 2001 Director Plan and are reimbursed for expenses incurred in order to attend meetings of the Board of Directors.

On January 17, 2007, our stockholders approved the following material changes to the 2001 Director Plan:

•	Modify the terms of the option awards previously and to be granted to non-executive directors to provide that all awards expire ten years from the date of grant.

•

Modify the terms of the option awards previously and to be granted to non-executive directors to provide that in the event of a non-executive director’s termination of service as a director, other than for cause or in the case of death or disability, the options held by such director shall terminate two years from the date of termination of service, but in no event later than the stated expiration date of an option award.

•

Provide that non-executive directors shall have the option to elect to receive up to 50% of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of our common stock.

A summary of non-executive director compensation for the year ended June 30, 2007 is as follows:

Summary of Non-Executive Director Compensation

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (5)	Total ($)
F. Ross Johnson	$45,375	$15,126	$8,200	$—	$—	$73,586	$142,287
J. Edward Sheridan	$53,235	$—	$8,200	$—	$—	$—	$61,435
Charles J. Johnston	$26,735	$—	$8,200	$—	$—	$—	$34,935
J. David Luce	$29,758	$11,008	$8,200	$—	$—	$11,424	$60,390
Roger O. Goldman	$39,375	$13,125	$8,200	$—	$—	$—	$60,700
Ranjit C. Singh	$25,125	$8,625	$8,200	$—	$—	$—	$41,950
John J. Waters (4)	$12,375	$6,374	$—	$—	$—	$—	$18,749

(1)	As of June 30, 2007, each director had the following number of Director Plan options outstanding: Mr. Johnson—62,500; Mr. Sheridan—50,000; Mr. Johnston—50,000; Mr. Luce—57,500; Mr. Goldman— 57,500; Mr. Singh—57,500; and Mr. Waters—0.
(2)	On January 17, 2007, our stockholders approved an amendment to our 2001 Director Plan to provide, among other things, that our non-executive directors shall have the option to elect to receive up to 50% of their cash director compensation in restricted shares of common stock. For the six months ended June 30, 2007, the following directors elected to receive 50% of their cash director fees for such period in shares of common stock and were thus issued the number of shares of common stock corresponding to their name: Mr. Johnson—10,104; Mr. Luce—7,335; Mr. Goldman—8,780; Mr. Singh—5,767; and Mr. Waters—4,245.
(3)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2007 computed in accordance with SFAS 123R, and thus may include amounts from awards granted in and prior to 2007. A discussion of the methods used to calculate these values may be found in Note 10 to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.
(4)	Mr. Waters resigned from service to us as our Chief Administrative Officer effective January 2006 but has remained on our board. See Item 13 “Certain Relationships and Related Transactions” for a description of his separation arrangement.
(5)	Includes certain travel expenses for airfare and related tax gross-up payments.

Report of The Management Resources And Compensation Committee of The Board Of Directors

The following report has been submitted by the Management Resources and Compensation Committee of the Board of Directors:

The Management Resources and Compensation Committee of the Board of Directors has reviewed and discussed our Compensation Discussion and Analysis with management. Based on this review and discussion, the Management Resources and Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K for the fiscal year ended June 30, 2007, as filed with the SEC.

The foregoing report was submitted by the Management Resources and Compensation Committee of the Board and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A promulgated by the SEC or Section 18 of the Securities Exchange Act of 1934.

J. David Luce, Chair

J. Edward Sheridan

Ranjit C. Singh

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks between the members of our Management Resources and Compensation Committee and any other entity. At present, Messrs. Luce, Sheridan and Singh are the members of this committee. During the fiscal year ended June 30, 2007, none of the members of the Management Resources and Compensation Committee (a) was an officer or employee of AHC during the last fiscal year; (b) was formerly an officer of AHC or any of its subsidiaries; or (c) had any relationship with AHC requiring disclosure under Item 404 of Regulation S-K.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of September 3, 2007 with respect to (i) each director and each executive officer, (ii) all directors and officers as a group, and (iii) the persons (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of l934), known by us to be the beneficial owner of more than five (5%) percent of our common stock. Shares of common stock subject to options exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.

Type of Class	Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership (++)		Percent of Class (#)
Directors and Executive Officers
Common	Surendra B. Pai	666,667	(1)	1.9%
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive
	Berkeley Heights, NJ 07922

Common	J. Edward Sheridan	60,000	(2)	*
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive
	Berkeley Heights, NJ 07922

Type of Class	Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership (++)		Percent of Class (#)
Common	Charles C. Johnston	210,724	(3)	*
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive
	Berkeley Heights, NJ 07922

Common	J. David Luce	1,007,060	(4)	2.9%
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive Berkeley Heights, NJ 07922

Common	F. Ross Johnson	112,604	(5)	*
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive Berkeley Heights, NJ 07922

Common	Roger O. Goldman	101,280	(6)	*
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive Berkeley Heights, NJ 07922

Common	Ranjit C. Singh	75,267	(7)	*
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive Berkeley Heights, NJ 07922

Common	John J. Waters	331,245	(8)	*
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive Berkeley Heights, NJ 07922

Common	William A. Marshall c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive Berkeley Heights, NJ 07922	191,667	(9)	*

Common	Jan C. Wendenburg c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive Berkeley Heights, NJ 07922	171,445	(10)	*

	Directors/Executive Officers as a group (1) (2) (3) (4) (5) (6) (7) (8) (9) (10)	2,927,959		8.1%

Type of Class	Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership (++)		Percent of Class (#)
Beneficial Owners of 5% or greater of our Common Stock
Common	Morgan Stanley and Morgan Stanley Capital Services, Inc. 1585 Broadway New York, New York 10036	2,621,468	(11)	7.6%

Common	NWQ Investment Management Company, LLC 2049 Century Park East, 16th Floor Los Angeles, CA 90067	1,785,342	(11)	5.2%

Common	Clint Coghill CCM Master Qualified Fund, Ltd. Coghill Capital Management, LLC One North Wacker Drive, Suite 4350 Chicago, IL 60606	3,434,804	(12)	9.9%

(++)	Unless otherwise indicated below, each director, officer and 5% stockholder has sole voting and sole investment power with respect to all shares that he beneficially owns.
#	Based on 34,499,559 shares of common stock outstanding as of September 4, 2007
*	Represents less than 1% of the issued and outstanding shares of common stock as of the date of this table.
(1)	Includes vested options to purchase 566,667 shares of common stock and excludes unvested options to purchase 233,333 shares of common stock.
(2)	Includes vested options to purchase 60,000 shares of common stock.
(3)	Includes vested options to purchase 60,000 shares of common stock and the following securities held by J&C Resources, LLC: warrants to purchase 38,462 shares of common stock and 53,692 shares of common stock. Excludes 26,631 shares of common stock owned by CCJ Trust and 20,000 shares of common stock owned by FILIT Trust.
(4)	Includes vested options to purchase 67,500 shares of common stock. Includes warrants to purchase 104,471 shares of common stock and 827,754 shares of common stock owned by Duke 83, LLC.
(5)	Includes vested options to purchase 72,500 shares of common stock.
(6)	Includes vested options to purchase 67,500 shares of common stock.
(7)	Includes vested options to purchase 67,500 shares of common stock.
(8)	Includes vested options to purchase 310,000 shares of common stock and 17,000 shares of common stock owned by Mr. Waters’ spouse.
(9)	Includes vested options to purchase 166,667 shares of common stock and excludes unvested options to purchase 183,333 shares of common stock.
(10)	Includes vested options to purchase 168,055 shares of common stock and excludes unvested options to purchase 56,945 shares of common stock.
(11)	Based solely on Schedule 13G or 13G/A filed by listed holder.
(12)	Based solely on Schedule 13D filed by listed holder.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of June 30, 2007 which consist of the 2000 Employee Stock Option Plan, as amended, and the 2001 Non-Employee Director Stock Option Plan, as amended, Information concerning each of the aforementioned plans is set forth below following the caption “Shareholder Approved Option Plans.”

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Oustanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)
Equity Compensation Plans Approved by Stockholders	5,045,000	(1)	$4.53	4,242,000	(2)

Equity Compensation Plans Not Approved by Stockholders	305,000	(3)	14.31	N/A

Total	5,350,000		$5.88	4,242,000

(1)	Includes 340,000 options issued pursuant to our 2001 Director Plan, as amended; and 4,330,000 options issued to employees pursuant to our 2000 Plan, as amended; and 375,000 options issued to a consultant but does not include 70,000 options granted under to our 2001 Director Plan on September 1, 2007.
(2)	Consists of 3,962,000 options available for issuance pursuant to our 2000 Plan, as amended, and assumes the issuance of 280,000 options pursuant to our 2001 Director Plan, as amended, according to the following analysis. The 2001 Director Plan does not provide for a cap on the aggregate number of options which may be granted thereunder. All option grants under the 2001 Director Plan are non-discretionary; each non-employee director receives an option to purchase 10,000 shares of our common stock each September 1, pro rata, based on the length of such directors service during the preceding year. Accordingly, if the number and identity of our non-employee directors remains constant over the remaining life of the 2001 Director Plan, we would issue a total of 280,000 options to our non-employee directors and advisor under the 2001 Director Plan, which number includes a total of 70,000 options granted on September 1, 2007 pursuant to the 2001 Director Plan.
(3)	See Note 10 of the notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information related to common stock purchase warrants issued to certain consultants.

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

On January 9, 2006, we entered into a termination agreement and a separate consulting agreement with John J. Waters, who was then serving as our Executive Vice President–Chief Administrative Officer and a member of our board of directors. Pursuant to the termination agreement, Mr. Waters relinquished his employment position in favor of a consulting relationship, effective as of January 1, 2006. We agreed to pay and/or provide to Mr. Waters (a) an amount of approximately $350,000, in accordance with the terms and conditions of the consulting agreement; (b) an amount of $5,000 for attorneys’ fees; and (c) the accelerated vesting of all options granted to him, along with the continuation of the exercise period for the duration of their original term. Mr. Waters continues to serve on our board of directors. Prior to that time, Mr. Waters’ compensation was set forth in an employment agreement which included the following terms: (a) base salary of $275,000, (b) annual discretionary bonus potential of up to 50% of base salary, (c) grant of options to purchase 300,000 shares of the common stock at an exercise price of $5.85, subject to vesting requirements as follows: 75,000 options vested on the date of grant, 18,750 vested on the one-month anniversary of the date of grant and the remainder shall vest in equal amounts of 9,375 on a monthly basis, (d) payment equal to the greater of his base salary to the termination date or a severance payment equal to six months of his base salary in effect as of the termination date, in the event of the termination of Mr. Waters’ employment by us without “cause” or by Mr. Waters for “good reason,” as those terms are defined in his employment agreement.

On January 26, 2006, Dennis H. Bunt, our former Chief Financial Officer, entered into a termination agreement and resigned his position effective April 30, 2006. Pursuant to the termination agreement, we agreed to pay and/or provide Mr. Bunt (a) a severance payment of approximately $315,000, payable in equal installments over a period of twenty-four months; (b) an additional payment of $33,000 as additional severance and reimbursement of certain expenses; and (c) the accelerated vesting of all options granted to him and the continuation of the exercise period in which he may exercise such options.

Approval for Related Party Transactions

Although we have not adopted a formal policy relating to the approval of proposed transactions that we may enter into with any of our executive officers, directors and principal stockholders, including their immediate family members and affiliates, our Audit Committee, all of the members of which are independent, reviews the terms of any and all such proposed material related party transactions. The results of this review are then communicated to the entire Board of Directors, which has the ultimate authority as to whether or not we enter into such transactions. We will not enter into any material related party transaction without the prior consent of our Audit Committee and our Board of Directors. In approving or rejecting the proposed related party transaction, our Audit Committee and our Board of Directors shall consider the relevant facts and circumstances available and deemed relevant to them, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. We shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee and our Board of Directors determine in the good faith exercise of their discretion.

Independence of our Board of Directors and its Committees

The listing rules established by the Nasdaq Stock Market, LLC require that a majority of the members of a listed company’s board of directors qualify as “independent” as affirmatively determined by the board, meaning that each independent director has no direct or indirect material relationship with a company other than as a director and/or a stockholder. Our Board of Directors consults with legal counsel to ensure that our Board’s determination with respect to the definition of “independent” is consistent with current Nasdaq listing rules.

Our Board of Directors reviewed all relevant transactions or relationships between each director, or any of his family members, and our company and has affirmatively determined that each of our directors, other than Surendra B. Pai (our Chief Executive Officer) and John J. Waters, our former Chief Administrative Officer, are independent directors under the applicable guidelines noted above. Our Board of Directors has four committees: the Audit Committee, the Management Resources and Compensation Committee, the Nominating and Corporate Governance Committee and the Executive Committee. All of the members of our Audit and Management Resources and Compensation Committee meet the standards for independence required under current Nasdaq Stock Market listing rules, SEC rules, and applicable securities laws and regulations. All of the members of our Nominating and Corporate Governance Committee, except for John J. Waters, also satisfy the applicable independence standards.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The Board of Directors of Authentidate has selected Eisner LLP, as its independent registered public accounting firm for the current fiscal year. As previously reported, we initially engaged Eisner LLP on April 28, 2005 following our dismissal of PricewaterhouseCoopers LLP on April 13, 2005. During the 2007 fiscal year, the audit services provided by Eisner LLP consisted of examination of financial statements, services relative to filings with the Securities and Exchange Commission, and consultation in regard to various accounting matters. The following table presents the total fees billed for professional audit and non-audit services rendered by our independent registered public accounting firm for the audit of our annual financial statements for the years ended June 30, 2007 and 2006, and fees billed for other services rendered by our independent registered public accounting firm during those periods.

	Year Ended June 30,
	2007	2006
Audit Fees (1)	$354,000	$364,000
Audit-Related Fees (2)	—	16,000
Tax Fees (3)	48,000	27,000

Total	$402,000	$407,000

(1)	Audit services consist of audit work performed on financial statements, audit work performed on internal control over financial reporting, reviews of Annual Reports on Form 10-K, reviews of financial statements and related Quarterly Reports on Form 10-Q during the fiscal year, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including consents for registration statement filings and responding to SEC comment letters on annual and quarterly filings. During the fiscal years ended June 30, 2007 and 2006, all reported amounts were for services provided by Eisner LLP.
(2)	Audit-related services consist of assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, agreed upon procedures report, and accounting and regulatory consultations. During the fiscal year ended June 30, 2006, all reported amounts were for services provided by Eisner LLP.
(3)	Tax services consist of all services performed by the independent auditor’s tax personnel, except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice. During the fiscal years ended June 30, 2007 and 2006, all reported amounts were for services provided by Eisner LLP.

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

Pursuant to Section 10A (i) (2) of the Securities Exchange Act of 1934, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by our independent registered public accounting firm. During the fourth quarter of fiscal 2007, the Audit Committee did not pre-approve the performance of any non-audit services by Eisner LLP.

Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. The Audit Committee has not authorized our independent registered public accounting firm to provide any additional non-audit services.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following Financial Statements of AHC are set forth below:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheet as of June 30, 2007 and 2006;

•	Consolidated Statements of Operations for the years ended June 30, 2007, 2006, and 2005;

•	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2007, 2006, and 2005;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2006, and 2005; and

•	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

There are no schedules required for any of the years in the three year period ended June 30, 2007 pursuant to item 15 (d)

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

Dated: September 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/S/ F. ROSS JOHNSON F. Ross Johnson	Chairman of the Board	September 13, 2007

/S/ SURENDRA B. PAI Surendra B. Pai	Chief Executive Officer, President, Director	September 13, 2007

/S/ J. EDWARD SHERIDAN J. Edward Sheridan	Director	September 13, 2007

/S/ CHARLES C. JOHNSTON Charles C. Johnston	Director	September 13, 2007

/S/ J. DAVID LUCE J. David Luce	Director	September 13, 2007

/S/ RANJIT C. SINGH Ranjit C. Singh	Director	September 13, 2007

/S/ ROGER O. GOLDMAN Roger O. Goldman	Director	September 13, 2007

/S/ JOHN J. WATERS John J. Waters	Director	September 13, 2007

/S/ WILLIAM A. MARSHALL William A. Marshall	Chief Financial Officer and Principal Accounting Officer	September 13, 2007

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

Item No.	Description
2.1	Form of Stock Purchase Agreement dated as of March 4, 2002 by and among Authentidate Holding Corp., Authentidate International AG and PFK Acquisition Group I, LLC. (Exhibit 2.1 to Form 8-K dated March 15, 2002).

2.2	Asset Purchase Agreement, dated as of May 31, 2007, by and between Astria Solutions Group, LLC and Authentidate Holding Corp. (Exhibit 2.1 to Form 8-K filed June 11, 2007).

3.1	Certificate of Incorporation of Bitwise Designs, Inc.-Delaware (Exhibit 3.3.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

3.1.1	Certificate of Designation of Series B Preferred Stock (Exhibit 3.2.1 to Form 10-KSB dated October 4, 1999)

3.1.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

3.1.3	Certificate of Designations, Preferences and Rights and Number of Shares of Series C Convertible Preferred Stock (Exhibit 4.1 to Form 10-Q dated May 14, 2001).

3.1.4	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series C Convertible Preferred Stock (Exhibit 3.1.4 to Form 10-K dated September 26, 2001).

3.1.5	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series B Convertible Preferred Stock (Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2002).

3.1.6	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit C to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

3.2	By-Laws, as amended (Exhibit 3.2.1 to Form 10-Q for the quarter ended March 31, 2004).

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY)

4.2	Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494).

4.3	Form of Warrant issued in connection with Unit Offering (Exhibit 4.12 to Form 10-K dated September 30, 2002).

4.4	Form of Warrant, dated as of October 25, 2002, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated October 25, 2002).

4.5	Form of Warrant, dated as of May, 2003, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated May 30, 2003).

Item No.	Description
4.6	Form of Warrant, dated as of September 12, 2003, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated September 15, 2003).

4.7	Form of Warrant, dated as of September 22, 2003, issued in connection with private placement (Exhibit 4.1 to Form 8-K dated September 22, 2003).

4.8	Senior Subordinated Secured Note, dated as of May 31, 2007, executed by Astria Solutions Group, LLC (Exhibit 4.1 to Form 8-K filed June 11, 2007).

10.1**	1992 Non-executive Directors stock option plan (Exhibit 10.11 to Registration Statement on Form S-18, File No. 33-46246-NY)

10.2	Agreement and Plan of Merger by and among Bitwise Designs, Inc., Bitwise DJS, Inc., certain individuals and DJS Marketing Group, Inc. dated March 6, 1996 (Exhibit 2 to Form 8-K dated March 22, 1996)

10.3++	Joint Venture Agreement between the Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.30 to the Company’s Form 10-KSB dated June 30, 2000)

10.4++	Technology License Agreement between the Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.31 to the Company’s Form 10-KSB dated June 30, 2000)

10.5	Form of Security Exchange Agreement entered into between Authentidate Holding Corp., Authentidate, Inc. and certain security holders of Authentidate, Inc. (Exhibit 10.15 to the Company’s Form 10-K dated September 26, 2001)

10.6	Form of Unit Purchase Agreement entered into between Authentidate Holding Corp. and certain investors (Exhibit 10.21 to Form 10-K dated September 30, 2002).

10.7	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors (Exhibit 10.22 to Form 10-K dated September 30, 2002).

10.8++	Strategic Alliance Agreement between Authentidate Holding Corp., Authentidate, Inc. and United States Postal Service dated as of July 31, 2002. (Exhibit 10.23 to Form 10-K dated September 30, 2002).

10.9	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of October 25, 2002 (Exhibit 10.1 to Form 8-K dated October 25, 2002).

10.10	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of October 25, 2002 (Exhibit 10.2 to Form 8-K dated October 25, 2002).

10.11	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of May 21, 2003 (Exhibit 10.1 to Form 8-K dated May 30, 2003).

10.12	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of May 21, 2003 (Exhibit 10.2 to Form 8-K dated May 30, 2003)

10.13	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of September 12, 2003 (Exhibit 10.1 to Form 8-K dated September 15, 2003).

10.14	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of September 12, 2003 (Exhibit 10.2 to Form 8-K dated September 15, 2003).

10.15	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and a certain investor, dated as of September 22, 2003 (Exhibit 10.1 to Form 8-K dated September 22, 2003).

10.16	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and a certain investor, dated as of September 22, 2003 (Exhibit 10.2 to Form 8-K dated September 22, 2003).

Item No.	Description
10.17	Form of Securities Purchase Agreement dated as of January 28, 2004 (Filed as Exhibit 10.1 to Current Report on Form 8-K dated February 5, 2004).

10.18	Form of Registration Rights Agreement (Filed as Exhibit 10.2 to Current Report on Form 8-K dated February 5, 2004).

10.19++	Agreement among Trac Medical Solutions, Inc., Homecare Association, LLC and bConnected Software, Inc. dated February 12, 2004 (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004).

10.20++	Product Development and License Agreement between Trac Medical Solutions, Inc. and bConnected Software, Inc. dated February 12, 2004 (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004).

10.21**	2000 Employee Stock Option Plan, as amended (filed as Exhibit B to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

10.22**	Form of Stock Option Award Pursuant to 2000 Employee Stock Option Plan, as amended (filed as Exhibit 10.30.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.23**	2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit B to Definitive Proxy Statement dated December 15, 2006, as filed with the Securities and Exchange Commission).

10.24**	Form of Stock Option Award Pursuant to 2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit 10.31.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.25**	Employment Agreement between John T. Botti and Authentidate Holding Corp. (filed as Exhibit 10.32 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.26**	Employment Agreement between John J. Waters and Authentidate Holding Corp. (filed as Exhibit 10.1 to Current Report on Form 8-K dated September 20, 2004).

10.27**	Employment Agreement between Surendra Pai and Authentidate Holding Corp. dated January 1, 2007 (filed as Exhibit 10.2 to Current Report on Form 8-K filed January 19, 2007).

10.28**	Employment Agreement between Jan C. E. Wendenburg and Authentidate Holding Corp. and Authentidate International A.G. dated June 29, 2007 (filed as Exhibit 10.1 to Current Report on Form 8-K filed July 3, 2007).

10.29#	Agreement between Liberty Medical Group, Inc. and Authentidate Holding Corp. (filed as Exhibit 10.38 to Annual Report on Form 10-K for the fiscal year ended June 30, 2005).

10.30	Lease Agreement dated as of July 5, 2005 between Authentidate Holding Corp. and The Connell Company (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 11, 2005).

10.31**	Settlement Agreement and Release between John T. Botti and Authentidate Holding Corp. (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004).

10.32**	Consulting Agreement between John T. Botti and Authentidate Holding Corp. (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004).

10.33**	Termination Agreement between Authentidate Holding Corp. and John J. Waters (filed as Exhibit 10.1 to Current Report on Form 8-K dated January 9, 2006).

10.34**	Consulting Agreement between Authentidate Holding Corp. and John J. Waters (filed as Exhibit 10.2 to Current Report on form 8-K dated January 9, 2006).

Item No.	Description
10.35**	Termination Agreement between Authentidate Holding Corp. and Dennis H. Bunt (filed as Exhibit 10.1 to Current Report on Form 8-K dated January 26, 2006).

10.36**	Employment Agreement between William A. Marshall and Authentidate Holding Corp. (filed as Exhibit 10.1 to Current Report on Form 8-K dated February 15, 2006).

10.37*#	License Agreement between Authentidate Holding Corp. and U.S. Postal Service

14	Code of Ethics (Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

16.1	Letter from PricewaterhouseCoopers LLP to the Registrant filed with the Securities and Exchange Commission dated April 19, 2005 (filed as Exhibit 16.1 to Current Report on Form 8-K dated April 19, 2005).

21*	Subsidiaries of Registrant

23.1*	Consent of Eisner LLP

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

**	Indicates a management contract or compensation plan or arrangement.

Authentidate Holding Corp. and Subsidiaries

Index to Consolidated Financial Statements

June 30, 2007, 2006 and 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Authentidate Holding Corp.

We have audited the accompanying consolidated balance sheets of Authentidate Holding Corp. and subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Authentidate Holding Corp. and subsidiaries as of June 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Authentidate Holding Corp. and subsidiaries’ internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 10, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  Eisner LLP

New York, New York

September 10, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Authentidate Holding Corp.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Authentidate Holding Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Authentidate Holding Corp. and subsidiaries maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the COSO. Also, in our opinion, Authentidate Holding Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Authentidate Holding Corp. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statement of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2007, and our report dated September 10, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  Eisner LLP

New York, New York

September 10, 2007

Authentidate Holding Corp. and Subsidiaries

Consolidated Balance Sheets

	June 30,
(in thousands)	2007	2006
Assets
Current assets
Cash and cash equivalents	$8,735	$9,366
Restricted cash	521	521
Marketable securities	22,896	36,539
Accounts receivable, net	1,543	601
Prepaid expenses and other current assets	399	203
Assets held for sale	—	2,778

Total current assets	34,094	50,008
Property and equipment, net	1,078	1,519
Note receivable, net of deferred gain of $2,000	—	—
Other assets
Software development costs, net	2,463	1,549
Goodwill	7,341	7,341
Other assets	1,609	1,278
Assets held for sale	2,119	2,839

Total assets	$48,704	$64,534

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$3,992	$4,919
Deferred revenue	1,230	1,195
Other current liabilities	157	57
Liabilities of discontinued operations	—	1,799

Total current liabilities	5,379	7,970
Long-term deferred revenue	140	229

Total liabilities	5,519	8,199

Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value; 5,000 shares authorized Series B, 28 shares issued and outstanding	3	3
Common stock, $.001 par value; 75,000 shares authorized, 34,430 and 34,413 issued and outstanding on June 30, 2007 and 2006, respectively	34	34
Additional paid-in capital	164,336	162,386
Accumulated deficit	(121,125)	(105,992)
Accumulated other comprehensive loss	(63)	(96)

Total shareholders’ equity	43,185	56,335

Total liabilities and shareholders’ equity	$48,704	$64,534

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statements of Operations

	Year Ended June 30,
(in thousands, except per share data)	2007	2006	2005
Revenues
Software licenses and support	$3,335	$2,478	$2,183
Hosted software services	1,663	2,015	1,589

Total revenues	4,998	4,493	3,772

Operating expenses
Cost of revenues	2,134	1,222	1,290
Selling, general and administrative	16,843	17,887	15,146
Product development	2,594	3,575	2,704
Depreciation and amortization	1,499	1,353	1,082
Goodwill and intangible impairment	—	—	4,767

Total operating expenses	23,070	24,037	24,989

Operating loss	(18,072)	(19,544)	(21,217)

Other income	1,954	2,109	1,662
Income tax expense	—	—	(11)

Loss from continuing operations	(16,118)	(17,435)	(19,566)

Income (loss) from discontinued operations, including gain on disposal in 2007 of $1,264, net	1,055	(388)	382

Net loss	$(15,063)	$(17,823)	$(19,184)

Basic and diluted loss per share
Continuing operations	$(0.47)	$(0.51)	$(0.58)
Discontinued operations	0.03	(0.01)	0.01

Basic and diluted loss per share	$(0.44)	$(0.52)	$(0.57)

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Year Ended (in thousands)	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Number of Shares	$0.10 Par Value	Number of Shares	$0.001 Par Value
Balance, June 30, 2004	28	$3	32,952	$33	$157,602	$(68,846)	$(74)	$88,718	$(15,734)

Exercise of stock warrants			841	1	1,371			1,372
Exercise of stock options			600		824			824
Options and warrants for services					640			640
Cost to register common shares					(10)			(10)
Currency translation adjustment							10	10	10
Preferred stock dividends			6		62	(70)		(8)
Net loss						(19,184)		(19,184)	(19,184)

Balance, June 30, 2005	28	3	34,399	34	160,489	(88,101)	(63)	72,362	$(19,174)

Cost to register common shares					(2)			(2)
Currency translation adjustment							(33)	(33)	(33)
Exercise of stock options			14		30			30
Preferred stock dividends						(68)		(68)
Share-based compensation expense					1,869			1,869
Net loss						(17,823)		(17,823)	(17,823)

Balance, June 30 2006	28	3	34,413	34	162,386	(105,992)	(96)	56,335	$(17,856)

Preferred stock dividends						(70)		(70)
Share-based compensation expense					1,925			1,925
Issuance of restricted common stock			17		25			25
Currency translation adjustment							33	33	33
Net loss						(15,063)		(15,063)	(15,063)

Balance, June 30, 2007	28	$3	34,430	$34	$164,336	$(121,125)	$(63)	$43,185	$(15,030)

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	June 30,
(in thousands)	2007	2006	2005
Cash flows from operating activities
Net loss	$(15,063)	$(17,823)	$(19,184)
Adjustments to reconcile net loss to net cash used by operating activities
Income (loss) from discontinued operations	(1,055)	388	(382)
Depreciation and amortization	1,499	1,353	1,082
Provision for doubtful accounts receivable	—	—	—
Share-based compensation	1,778	1,648	—
Warrants and options for services	—	—	640
Goodwill and other intangible asset impairment	—	—	4,767
Other	25	—	62
Changes in assets and liabilities
Accounts receivable	(942)	(90)	123
Prepaid expenses and other current assets	(196)	24	149
Accounts payable, accrued expenses and other liabilities	(844)	1,254	1,344
Deferred revenue	(54)	(497)	578

Net cash used in operating activities	(14,852)	(13,743)	(10,821)

Cash flows from investing activities
Restricted cash	—	(379)	223
Purchases of property and equipment	(329)	(958)	(934)
Other intangible assets acquired	(444)	(87)	(361)
Capitalized software development costs	(1,530)	(1,764)	(390)
Investment in affiliated companies	—	—	(750)
Net sales (purchases) of marketable securities	13,643	19,536	(7,150)
Acquisition of business, net of cash acquired	—	—	(125)

Net cash provided by (used in) investing activities	11,340	16,348	(9,487)

Cash flows from financing activities
Dividends paid	(53)	(68)	(35)
Stock options and warrants exercised	—	30	2,195
Principal payments on obligations under capital leases	—	(20)	(78)
Payment of registration costs	—	(2)	(10)
Net borrowings (payments) under line of credit	—	130	(128)

Net cash (used in) provided by financing activities	(53)	(70)	1,944

Effect of exchange rate changes on cash flows	33	(33)	10

Net (decrease) increase in cash and cash equivalents	(3,532)	2,843	(18,220)
Cash flow from discontinued operations—operating activities	330	634	189
Cash flow from discontinued operations—investing activities	2,571	(277)	(458)
Cash flow from discontinued operations—financing activities	—	(62)	(13)

Cash and cash equivalents, beginning of period	9,366	6,429	25,065

Cash and cash equivalents, end of period	$8,735	$9,366	$6,429

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2007, 2006 and 2005

1. Description of Business and Summary of Significant Accounting Policies

Authentidate Holding Corp. (AHC or the company) is a worldwide provider of software and web-based services that enable enterprises and individuals to securely conduct the trusted exchange of electronic content. AHC and its subsidiaries provide software applications and web-based services that address a variety of business needs for our customers, including raising service levels, reducing costs, improving productivity and enhancing compliance with regulatory requirements. Our scalable offerings are primarily targeted at enterprises and office professionals and incorporate security technologies such as electronic signing, identity management and content authentication to electronically facilitate secure and trusted transactions. The company operates its business in the United States and Germany, with technology and service offerings that address emerging growth opportunities based on regulatory and legal requirements specific to each market.

As discussed more fully in Note 4, in June 2007, the company announced that it had completed the sale of its Document Management Solutions and Systems Integration businesses, including its wholly-owned subsidiary DJS Marketing Group, Inc., to Astria Solutions Group, LLC (“Astria”). Astria is a newly formed New York limited liability company organized by members of the acquired businesses’ senior management team. Accordingly, the Document Management Solutions and Systems Integration businesses and the related assets and liabilities have been presented as discontinued operations and assets held for sale in the condensed consolidated financial statements for all periods presented. Amounts for continuing operations have been reclassified/regrouped for all periods presented to conform to a more traditional software and software services company presentation.

Principles of Consolidation

The financial statements include the accounts of Authentidate Holding Corp. and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments where we do not exercise significant influence over the investee are accounted for under the cost method.

Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. At June 2007 and 2006 cash equivalents consisted primarily of investments in high quality short term investments such as commercial paper and overnight interest bearing deposits.

Marketable Securities

Our marketable securities are generally comprised of auction rate securities rated AAA or AA by one or more national rating agencies. The auction rate securities have contractual maturities of up to 30 years, but generally have interest rate re-set dates that occur every 7, 28 or 35 days and despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities at ongoing auctions every 35 days or less. We classify our investments in auction rate securities as “available for sale.” These investments are recorded at cost which approximates fair market value due to their variable interest rates, which typically reset every 7, 28 or 35 days. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our current investments. All income generated from these investments is recorded as interest income. Because we do not hold any auction rate security longer than one year, such securities have been classified as current assets.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007, 2006 and 2005

Accounts Receivable

Accounts receivable represent customer obligations due under normal trade terms, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence.

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

Software Development Costs

Software development and modification costs incurred subsequent to establishing technological feasibility are capitalized and amortized based on anticipated revenue for the related product with an annual minimum equal to the straight-line amortization over the remaining economic life of the related products (generally three years). Amortization expense of $616,000, $295,000 and $286,000 for the years ended June 30, 2007, 2006 and 2005, respectively, is included in depreciation and amortization expense.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007, 2006 and 2005

Revenue Recognition

Revenue is derived from transaction fees for web-based services, software licenses, maintenance arrangements, hosting services, Electronic Postmark (EPM) sales and post contract customer support services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met: the delivered item has value to the customer on a stand alone basis; there is objective and reliable evidence of the fair value of the undelivered items in the arrangement, if the arrangement includes a general right of return relative to the delivered items, and delivery or performance of the undelivered item is considered probable and substantially in our control. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement. If these criteria are met, we allocate total revenue among the elements based on the sales price of each element when sold separately which is referred to as vendor specific objective evidence or VSOE.

Revenue from web-based services, EPM sales and post contract customer support services is recognized when the related service is provided and, when required, accepted by the customer. Software license revenue is recognized when the criteria discussed above is met. Maintenance and hosting services revenue is recognized over the period in which the service is performed. Revenue from multiple element arrangements that cannot be allocated to identifiable items is recognized ratably over the contract term which is generally one year.

Warranty Provisions

We provide a limited warranty on the software and services we sell. Warranty expense was not significant in any of the periods presented.

Advertising Expenses

We recognize advertising expenses as incurred. Advertising expense was $292,000, $400,000 and $500,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

Product Development Expenses

These costs represent research and development expenses and include salary and benefits, professional and consultant fees and supplies.

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

Management Estimates

Preparing financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include estimates of loss

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007, 2006 and 2005

contingencies and product life cycles, assumptions such as elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences; and determining when investment or other impairments exist. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make estimates on the future recoverability of capitalized goodwill which is highly dependent on the future success of marketing and sales, we record a valuation allowance against deferred tax assets when we believe it is more likely than not that such deferred tax assets will not be realized and we make assumptions in connection with the calculations of share-based compensation expense. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. We have based our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances and we evaluate our estimates on a regular basis and make changes accordingly. Historically, our estimates relative to our critical accounting estimates have not differed materially from actual results; however, actual results may differ from these estimates under different conditions. If actual results differ from these estimates and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated statement of operations, and in certain situations, could have a material adverse effect on liquidity and our financial condition.

Share-Based Compensation

We apply Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (FAS 123R) to account for employee and director stock option plans. Share-based employee compensation expense is determined using the Black-Scholes option pricing model which values options based on the stock price at the grant date, the exercise price of the option, the expected life of the option, the estimated volatility, expected dividend payments and the risk-free interest rate over the expected life of the options.

Concentrations of Credit Risk

Financial instruments which subject us to concentrations of credit risk consist of cash and cash equivalents, marketable securities and trade accounts receivable. To reduce credit risk, we place our cash, cash equivalents and investments with several high credit quality financial institutions and typically invest in AA or better rated investments. Our credit customers are not concentrated in any specific industry or business. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

We have no significant off-balance sheet arrangements at June 30, 2007. At June 30, 2007, one customer represented approximately 54% of total accounts receivable. At June 30, 2006, two customers represented approximately 34% of total accounts receivable. For the year ended June 30, 2007, two customers accounted for approximately 43% of consolidated revenues. For the year ended June 30, 2006, two customers accounted for approximately 37% of consolidated revenues. For the year ended June 30, 2005, no customer accounted for more than 10% of consolidated revenues.

Investment in Affiliate

In fiscal 2005 the company invested $750,000 in an unaffiliated third party, Health Fusion, Inc. in connection with a strategic relationship established with this company. The company owns approximately 3.7% of the outstanding stock of Health Fusion and accounts for this investment using the cost method.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007, 2006 and 2005

Present Accounting Standards Not Yet Adopted

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt this provision in fiscal 2008 and do not believe such adoption will have a significant impact on our Consolidated Financial Statements.

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

2. Share-Based Compensation

Effective July 1, 2005, the company adopted FAS 123R which requires all share-based payments, including grants of stock options, to be recognized in the income statement as a compensation expense, based on their fair values. Under the provisions of FAS 123R, the estimated fair value of options granted under the company’s Employee Stock Option Plan and Non-Executive Director Stock Option Plan are recognized as compensation expense over the option-vesting period. The company adopted FAS 123R using the modified prospective method, in which compensation expense is recognized beginning with the effective date of adoption of FAS 123R for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption that were unvested on the date of adoption.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007, 2006 and 2005

company’s common stock. The 2000 Plan expires in 2010 and replaced the 1992 Employees Stock Options Plan. Under the terms of the 2000 Plan, options granted thereunder may be designated as incentive stock options or non-qualified options.

The Plan is administered by a Compensation Committee (“Committee”) designated by the Board of Directors (“Board”). The Compensation Committee is comprised entirely of outside directors. The Board or the Committee, as the case may be, has the discretion to determine eligible employees and the times and the prices at which options will be granted, whether such options shall be ISOs or non-qualified options, the period during which each option will be exercisable and the number of shares subject to each option. Vesting generally occurs one-third per year over three years and options generally have a life of ten years. The Board or the Committee has full authority to interpret the 2000 Plan and to establish and amend rules and regulations relating thereto. Under the 2000 Plan, the exercise price of an option designated as an ISO may not be less than the fair market value of the company’s common stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent shareholder, the exercise price shall be at least 110% of such fair market value. The aggregate fair market value on the grant date of shares subject to options which are designated as ISOs which become exercisable in any calendar year, shall not exceed $100,000 per optionee.

The Board or the Committee may in its sole discretion grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option. As of June 30, 2007, 2006 and 2005, no loans had been granted or guaranteed. Loans may not be granted or guaranteed for executive officers.

Stock option activity under the 2000 Plan is as follows (in thousands, except per share and average life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2004	4,413	$5.40
Granted	1,636	5.82
Exercised	(1,484)	7.72
Forfeited	(591)	1.37

Outstanding, June 30, 2005	3,974	5.31
Granted	1,113	4.50
Exercised	(14)	2.15
Forfeited	(789)	6.17

Outstanding, June 30, 2006	4,284	4.95
Granted	551	2.28
Forfeited	(505)	4.69

Outstanding, June 30, 2007	4,330	4.64	5.52	$16

Exercisable at June 30, 2007	3,312	4.96	4.60	$4

Expected to vest at June 30, 2007	855	3.62	8.45	$10

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007, 2006 and 2005

Unvested options as of June 30, 2007, and changes in such options during the year then ended are summarized below (in thousands, except per share and average life data):

	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Unvested balance, June 30, 2006	1,820	$1.12
Granted	551	0.71
Vested	(1,151)	1.13
Forfeited	(202)	1.10

Unvested balance, June 30, 2007	1,018	$0.86	8.45	$12

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

On January 17, 2007, the shareholders approved several amendments to the 2001 Non-Executive Director Stock Option Plan whereby non-executive director stock options expire ten years from the original date of grant, non-executive directors will have up to two years to exercise their options after leaving the board and may elect to receive up to 50% of their cash director compensation in restricted common stock of the company issued at fair value in accordance with the terms of the Plan. For the year ended June 30, 2007, the company issued 17,075 shares of restricted common stock valued at approximately $25,000 to certain non-executive directors in connection with this program.

The exercise price for options granted under the 2001 Director Plan is 100% of the fair market value of the common stock on the date of grant. The exercise price of options granted under the 2001 Director Plan must be paid at the time of exercise in cash. Options are non-qualified options, vest upon grant and generally have a life of ten years unless terminated sooner, as provided in the 2001 Director Plan. The Plan is administered by a committee of the board of directors composed of not fewer than three persons who are officers of the company (the “Committee”). The Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the 2001Director Plan.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007, 2006 and 2005

In fiscal 2008, the company granted 70,000 options under the 2001 Director Plan at an exercise price of $1.32 per share. The company also issued 19,156 shares of restricted common stock valued at approximately $30,000 to certain non-executive directors under the program discussed above.

A schedule of director stock option activity is as follows (in thousands, except per share and average life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2004	153	$4.87
Options granted equal to market price	117	5.60
Options exercised	(10)	0.85

Outstanding, June 30, 2005	260	5.36
Options granted equal to market price	55	3.00
Options expired	(20)	4.81
Options exercised	—	—

Outstanding, June 30, 2006	295	4.95
Options granted equal to market price	65	2.03
Options expired	(20)	3.76
Options exercised	—	—

Outstanding, June 30, 2007	340	$4.47	7.25	$—

The effect on net loss and loss per share of utilizing the fair value method for the prior periods in comparison to the current period is as follows (in thousands, except per share data):

	Year Ended June 30,
	2007	2006	2005
Loss from continuing operations, as reported
Applicable to common shareholders	$(16,188)	$(17,503)	$(19,637)
Add: Total share-based compensation expense determined under fair value method	—	—	(3,321)

Proforma loss from continuing operations	$(16,188)	$(17,503)	$(22,958)

Basic and diluted loss per share from continuing operations
As reported	$(0.47)	$(0.51)	$(0.58)
Pro forma	$(0.47)	$(0.51)	$(0.68)

For the years ended June 30, 2007 and 2006 the company’s net loss included $1,925,000 and $1,869,000 of share-based compensation, respectively. Had the company continued to account for share-based compensation under APB Opinion No. 25, basic and diluted loss per common share for the years ended June 30, 2007 and 2006 would have been $0.39 compared to $0.44 and $0.46 compared to $0.52, respectively.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007, 2006 and 2005

The impact of share-based compensation expense on the Statement of Operations is as follows (in thousands, except per share data):

	Year Ended June 30,
	2007	2006	2005
Loss from continuing operations before share-based compensation expense	$(14,340)	$(15,787)	$(19,566)
Share-based compensation expense	(1,778)	(1,648)	—

Loss from continuing operations	$(16,118)	$(17,435)	$(19,566)

Net loss before share-based compensation expense	$(13,138)	$(15,954)	$(19,184)
Total share-based compensation expense	(1,925)	(1,869)	—

Net loss	$(15,063)	$(17,823)	$(19,184)

Basic and diluted loss per share
Continuing operations before share-based compensation	$(0.42)	$(0.46)	$(0.58)
Share-based compensation expense, continuing operations	(0.05)	(0.05)	—
Discontinued operations	0.03	(0.01)	0.01

Basic and diluted loss per share	$(0.44)	$(0.52)	$(0.57)

Share-based compensation expense had no effect on our cash flows.

Share-based compensation expense by category is as follows (in thousands):

	Year Ended June 30,
	2007	2006	2005
SG&A expenses, net	$15,192	$16,489	$15,146
Share-based compensation expense	1,651	1,398	—

Total SG&A expenses	$16,843	$17,887	$15,146

Product development expenses, net	$2,474	$3,332	$2,704
Share-based compensation expense	120	243	—

Total product development expenses	$2,594	$3,575	$2,704

Cost of revenues, net	$2,127	$1,215	$1,290
Share-based compensation expense	7	7	—

Total cost of revenues	$2,134	$1,222	$1,290

Under the modified prospective method of transition under FAS 123R, the company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under FAS 123R. Therefore, the results for fiscal 2007 and 2006 are not directly comparable to results for fiscal 2005.

Prior to the adoption of FAS No. 123R, the company presented cash flows resulting from the tax benefits of deductions from the exercise of stock options as operating cash flows in the Statements of Cash Flows. FAS No. 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The company did not realize any tax benefits from the exercise of stock options during the years ended June 30, 2007 and 2006.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007, 2006 and 2005

The company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The company based its estimate of the life of these options on historical averages over the past five years. The company retained a third party valuation firm to calculate expected volatility which was based on the company’s historical stock volatility and historical stock volatility of comparable companies in the industry. The assumptions used in the company’s Black-Scholes calculations for fiscal 2007, 2006 and 2005 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Option Life (Months)
Fiscal year 2007	4.2%	0%	68.0% - 74.0%	42
Fiscal year 2006	3.3% - 4.2%	0%	70.0%	33
Fiscal year 2005	3.0% - 3.6%	0%	95.3%	33

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

As of June 30, 2007, there was approximately $1,200,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. This expense is expected to be recognized over a weighted-average period of 21 months.

During the year ended June 30, 2006 the company issued 375,000 stock options to an independent consultant, exercisable at $3.25 per share. These options do not vest until the consultant realizes at least $1.0 million in sales of the company’s products; therefore no expense has been recorded as no sales have been realized to date. These options are not included in the disclosures above. These options expire at the later of seven years from the grant date or five years from the vesting date.

The total intrinsic value of options exercised was $0, $4,000 and $2,223,000 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. The weighted average grant date fair value of options granted during the fiscal years ended June 30, 2007, 2006 and 2005 was approximately $0.71, $0.79 and $1.55. The values were calculated using the Black-Scholes model.

The total fair value of shares vested was $1,376,000 $1,572,000 and $1,178,000 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007, 2006 and 2005

3. Loss per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Year Ended June 30,
	2007	2006	2005
Loss from continuing operations	$(16,118)	$(17,435)	$(19,566)
Income (loss) from discontinued operations, including gain on disposals in 2007 of $1,264	1,055	(388)	382

Net loss	(15,063)	(17,823)	(19,184)
Preferred stock dividends	(70)	(68)	(70)

Net loss applicable to common shareholders	$(15,133)	$(17,891)	$(19,254)

Weighted average shares	34,418	34,405	33,831

Basic and diluted (loss) income per common share
Continuing operations, less preferred dividends	$(0.47)	$(0.51)	$(0.58)
Discontinued operations	0.03	(0.01)	0.01

Basic and diluted loss per common share	$(0.44)	$(0.52)	$(0.57)

All common stock equivalents were excluded from the loss per share calculation for all periods presented because the impact is antidilutive. At June 30, 2007, options (4,670,000), warrants (714,000), performance based consultant options (375,000), and convertible preferred stock (28,000 preferred shares convertible into 500,000 common shares) were outstanding. At June 30, 2006, options (4,579,000), warrants (1,221,000), performance based consultant options (375,000) and convertible preferred stock (28,000 preferred shares convertible into 500,000 common shares) were outstanding. At June 30, 2005, options (4,234,000), warrants (1,276,000) and convertible preferred stock (28,000 preferred shares convertible into 500,000 common shares) were outstanding.

4. Discontinued Operations and Assets Held for Sale

In June 2007, the company announced that it had completed the sale of its Document Management Solutions and Systems Integration businesses, including its wholly-owned subsidiary DJS Marketing Group, Inc., to Astria Solutions Group, LLC (“Astria”). Astria is a newly formed New York limited liability company organized by members of the acquired businesses’ senior management team. Under the terms of the definitive Asset Purchase Agreement, dated as of May 31, 2007, the company received approximately $7,100,000 for the acquired businesses and related assets (including cash of $750,000). Astria paid the company $3,250,000 in cash, issued to the company a $2,000,000 seven-year note bearing an interest rate of 8.5% (“Note”), assumed approximately $1,600,000 in liabilities related to the acquired businesses, and agreed to pay the company approximately $270,000 based on the collection of deferred accounts receivable following the closing. In connection with the sale of the businesses and related assets, the company recorded a gain of approximately $1,264,000. The reported gain does not include any value for the Note. As discussed below, additional gain, if any, will be recorded as management determines that the debtor’s cash flows from operations are sufficient to repay the debt, using the guidance under staff Accounting Bulletin No. 103—Topic 5U “Gain Recognition on Sale of a Business or Operating Assets to a Highly Leveraged Entity”.

In connection with the sale, Astria also entered into a seven-year lease for a portion of the building owned by the company in Schenectady, New York where the acquired businesses are located and received a six-month

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007, 2006 and 2005

exclusive option from the company to purchase the land and building for $2,427,000. Under the terms of the lease, Astria has elected to pay all taxes and operating costs for the land and building and rent and additional rent of approximately $186,000 per year for the term of lease. Based on the company’s intention to dispose of these assets in the next year, the carrying value of the land and building is classified as assets held for sale for all periods presented.

The Note is secured by the assets of the acquired businesses sold by the company to Astria and is subordinated to the interests of the senior creditor and mezzanine lender to Astria as set forth in an intercreditor and subordination agreement among the company, Astria, and the senior creditor and mezzanine lender. The Note provides for monthly interest payments through May 2010, principal (based on a 15-year amortization) and interest payments thereafter through April 2014 and a final payment of the balance in May 2014. Based on the subordination, the extended collection period and other factors, the company has no reasonable basis for estimating the degree of collectibility of the Note. Accordingly, the company is using the guidance under staff Accounting Bulletin No. 103—Topic 5U “Gain Recognition on Sale of a Business or Operating Assets to a Highly Leveraged Entity” for the Note and will recognize the additional gain, if any, on the sale of the businesses as management determines that the debtor’s cash flows from operations are sufficient to repay the debt.

A summary of the operating results for the discontinued operations is as follows (in thousands):

	Year Ended June 30,
	2007	2006	2005
Revenues	$9,158	$12,079	$13,781

Operating income (loss)	$(209)	$(388)	$382

Assets held for sale and liabilities of discontinued operations consist of the following (in thousands):

	June 30,
	2007	2006
Current assets	$—	$2,778
Other assets	—	680
Land and building	2,119	2,159

Assets held for sale	$2,119	$5,617

Liabilities of discontinued operations	$—	$1,799

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,		Estimated Useful Life In Years
	2007	2006
Machinery and equipment	$3,100	$2,990	3-6
Furniture and fixtures	321	180	5-7
Leasehold improvements	240	240	5

	3,661	3,410
Less: Accumulated depreciation and amortization	(2,583)	(1,891)

	$1,078	$1,519

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007, 2006 and 2005

Depreciation expense on property and equipment for the years ended June 30, 2007, 2006 and 2005 was approximately $770,000, $703,000, and $530,000 respectively.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	2007	2006
Accounts payable and accrued expenses	$3,367	$3,479
Accrued severance	110	597
Litigation accrual	515	843

	$3,992	$4,919

7. Income Taxes

Income tax (benefit) expense for the years ended June 30, 2007, 2006 and 2005 consists of currently payable state and local income taxes. At June 30, 2007, the company has federal net operating loss carryforwards for tax purposes of approximately $96,000,000. These losses expire in various years between fiscal 2008 and fiscal 2027 and, because of changes in ownership during the prior years, may be subject to limitations on their utilization. At June 30, 2007, the company has a foreign loss carryforward of approximately $7,300,000 which does not expire and can be carried forward indefinitely.

Pre-tax book (loss) from foreign sources totaled approximately $(805,000), $(991,000) and $(1,289,000) for the years ended June 30, 2007, 2006 and 2005, respectively.

There is no provision for income taxes for amounts related to discontinued operations because the company is reporting a loss from continuing operations and a net loss for all periods presented. Accordingly, any income or gain from discontinued operations would be fully offset by such losses.

The provision for income taxes for continuing operations differs from the amount computed by applying the federal statutory rate of 34% as follows (in thousands):

	Year Ended June 30,
	2007	2006	2005
Computed expected tax benefit	$(5,480)	$(5,928)	$(6,652)
Benefit attributable to net operating loss carry forward and other deductible temporary differences not recognized	5,480	5,928	5,042
Nondeductible goodwill impairment	—	—	1,621

Income tax expense	$—	$—	$11

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007, 2006 and 2005

The components of deferred tax assets and liabilities consist of the following (in thousands):

	June 30,
	2007	2006
Deferred tax asset:
Allowance for doubtful accounts	$—	$213
Inventories	—	77
Investments in affiliated companies	297	297
Other intangible assets	1,113	135
Deferred compensation	1,385	815
Accrued expenses and other liabilities	650	1,364
Net operating loss and tax credit carryforwards	39,719	34,109
Other	56	6

Total gross deferred tax assets	43,220	37,016
Less: Valuation allowance	(42,851)	(35,678)

Net deferred tax asset	369	1,338
Deferred tax liability:
Software development costs	(369)	(772)
Equipment, principally due to differences in depreciation methods	—	(566)

Net deferred taxes	$—	$—

The company has recorded a full valuation allowance against its net deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized. The net change in the total valuation allowance for the years ended June 30, 2007, 2006 and 2005 was an increase of approximately $7,173,000, $6,671,000 and $5,329,000, respectively.

8. Lease Commitments

The company is obligated under operating leases for facilities, vehicles and equipment expiring at various dates through the year 2015. Certain of these leases contain escalation clauses Future minimum payments are as follows (in thousands):

		Operating Leases
Year Ending June 30:	2008	$672
	2009	581
	2010	569
	2011	543
	2012	550
	Thereafter	2,011

		$4,926

Rental expense was approximately $706,000, $834,000 and $502,000 for the years ended June 30, 2007, 2006 and 2005, respectively. The amount of accumulated amortization for capital leases at June 30, 2007, 2006 and 2005 was approximately $0, $44,000 and $172,000, respectively. The book value of equipment financed under capital leases at June 30, 2006 was approximately $28,000.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007, 2006 and 2005

At June 30, 2007 and 2006, restricted cash was being held as collateral for letters of credit securing certain lease payments.

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

The company currently has 28,000 shares of Series B convertible preferred stock outstanding. The Series B preferred stock is convertible into 500,000 shares of common stock and is described more fully in Note 17—Private Equity Offerings.

10. Common Stock Warrants

During the fiscal year ended June 2003 the company issued warrants to purchase approximately 864,000 shares of the company’s common stock at prices ranging from $2.50 to $3.00 per share. During fiscal 2004 the company issued warrants to purchase 296,400 shares, of common stock at an exercise price of $3.00 per share. These warrants were issued in connection with the sale of convertible debentures and expire at various times through September 2008. All of these convertible debentures were converted during fiscal 2004 and all amounts related to beneficial conversion features, debt discounts and deferred financing fees were charged to operations in fiscal 2004. All warrants outstanding are entitled to be exercised on a cash-less basis.

During fiscal 2003 and 2004, the company issued warrants to purchase approximately 182,000 shares of the company’s common stock at prices ranging from $3.00 to $3.26 per share. These warrants were issued in connection with certain private equity offerings and expire at various times through September 2007.

During fiscal 2004 and 2005, the company issued warrants to purchase approximately 320,000 shares of the company’s common stock to various consultants as compensation for services provided which expire at various times through October 2008. These warrants are fully vested and have exercise prices between $3.00 and $20.00. The fair value of all of these warrants, as determined under the Black Scholes Model, was charged to operations in fiscal 2004 and fiscal 2005.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007, 2006 and 2005

All of the outstanding warrants are exercisable. A schedule of common stock warrant activity is as follows (in thousands, except per share and average life data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2004	2,190	$3.23
Warrants granted greater than market price	250	16.80
Warrants exercised	(865)	1.77
Warrants expired	(299)	2.99

Outstanding, June 30, 2005	1,276	5.88
Warrants expired	(55)	4.59

Outstanding, June 30, 2006	1,221	5.94
Warrants expired	(507)	3.35

Outstanding, June 30, 2007	714	$7.77	0.83	$—

11. Commitments and Contingencies

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

We are the defendant in a claim filed by Shore Venture Group in the federal District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. The complaint in this case was filed on March 2, 2005 and an amended complaint was filed on or about April 26, 2005. On October 12, 2005, the parties entered into an agreement to arbitrate the claims asserted against us by Plaintiffs. On October 19, 2005, the Court approved and entered a Consent Order referring the case to arbitration by the American Arbitration Association and staying the lawsuit pending resolution of the arbitration. The plaintiffs seek additional shares of the common stock of our subsidiary, Authentidate, Inc., and rights under one or more of our patent applications. Shore Venture Group recently withdrew a number of claims in the arbitration, including a claim for damages in connection with an alleged copyright infringement. We had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. However, negotiations were unable to result in a mutually agreeable settlement. The lawsuit requested

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007, 2006 and 2005

damages, injunctive relief, costs and attorneys’ fees. On October 18, 2006, Shore Venture filed a demand for arbitration with the American Arbitration Association. On December 4, 2006 we filed a response to the demand and are defending the action vigorously. Discovery has closed in this matter and an arbitration hearing began during the week of September 4, 2007. Based on the facts of which we are currently aware, management believes that the resolution of this claim, in the event decided adversely to us, will not have a material adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007, 2006 and 2005

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

We have employment agreements with our executive officers that provide for terms of either one year or two years and specify the executive’s current compensation, benefits and perquisites, the executive’s entitlements upon termination of employment, and other employment rights and responsibilities.

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the company has not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2007, we were not aware of any obligations under such indemnification agreements that would require material payments.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007, 2006 and 2005

12. Supplemental Cash Flow Information

Cash Flows

The company did not pay any income taxes or interest during the fiscal years ended June 30, 2007, or 2006 and paid income taxes of approximately $1,000 and no interest for the year ended June 30, 2005.

13. Employee Benefit Plan

The company maintains a qualified defined contribution 401(k) profit sharing plan for all eligible employees and may make contributions in percentages of compensation, or amounts as determined by the company’s Board of Directors. The company did not make any contributions to the plan for the years ended June 30, 2007 and 2006 and contributed $98,000 to the plan during the year ended June 30, 2005.

14. Goodwill and Other Intangible Assets

The company performs an annual valuation of goodwill at the end of fiscal year. Any adverse development or change in our business during the year would require an interim assessment. For the year ended June 30, 2007 there were no adverse developments or changes that required such an assessment. Based on the results of our year end impairment testing, we determined the carrying amount of goodwill was not impaired. Goodwill of $7,291,000 relates to our business in Germany.

Other intangible assets consist of the following (in thousands):

	June 30,
	2007			2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years
Patents	$342	$117	$225	$342	$98	$244	17
Trademarks	146	38	108	146	32	114	20
Acquired technologies	72	72	—	72	54	18	2
Licenses	1,201	672	529	750	590	160	3

Total	$1,761	$899	$862	$1,310	$774	$536

The company amortizes other intangible assets using the straight line method. Amortization expense was approximately $125,000, $285,000 and $214,000 for the years ended June 30, 2007, 2006 and 2005, respectively. Amortization expense for the next five fiscal years is expected to be as follows (in thousands):

2008	$242
2009	$148
2010	$100
2011	$97
2012	$57
Thereafter	$218

The company recorded an impairment charge of approximately $4,767,000 for the year ended June, 30, 2005 as the result of its year end impairment testing. It was determined that sales and income growth were below expectations for these years which caused us to reduce our future growth plans. These charges related primarily to our historical security software solutions business in the United States.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007, 2006 and 2005

15. Financial Instruments

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

16. Segment Information

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

The company operates in one reportable segment in the United States and Germany. In the United States the business is engaged in the development and sale of web-based services that enable enterprises and individuals to securely conduct the trusted exchange of electronic content. In the United States we also offer our proprietary content authentication technology in the form of the USPS Electronic Postmark® (EPM). In Germany the business is engaged in the development and sale of software applications that provide electronic signature and time stamping capabilities for a variety of corporate processes including electronic billing and archiving solutions. Our web-based services and software applications are compliant with applicable digital signature rules and guidelines. We sell our software applications and software services through a direct sales effort and reseller arrangements.

Revenues from external customers include revenues from our German operations of approximately $3,335,000, $2,478,000 and $2,183,000 for years ended June 30, 2007, 2006 and 2005, respectively. This operation had assets of approximately $2,153,000, $1,712,000, and $1,487,000 at June 30, 2007, 2006 and 2005, respectively.

17. Private Equity Offerings

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007, 2006 and 2005

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

As of June 30, 2007, 22,000 Series B preferred shares have been converted leaving 28,000 shares outstanding. Commencing October 2004, the Series B preferred stock is redeemable at the option of the company without regard to the closing price of the company’s common stock. During the fiscal years ended June 30, 2007 and 2006, no Series B preferred stock was redeemed.

18. Related Party Transactions

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007, 2006 and 2005

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

On January 9, 2006, we entered into a Termination Agreement and a separate consulting agreement with John J. Waters, our Executive Vice President–Chief Administrative Officer and a member of our board of directors. Pursuant to the Termination Agreement, Mr. Waters relinquished his employment position in favor of a consulting relationship, effective as of January 1, 2006. We agreed to pay and/or provide to Mr. Waters (a) an amount of approximately $350,000, in accordance with the terms and conditions of the consulting agreement; (b) an amount of $5,000 for attorneys’ fees; and (c) the accelerated vesting of all options granted to him, along with the continuation of the exercise period for the duration of their original term. Mr. Waters continues to serve on our board of directors. The full cost of this arrangement was accrued in fiscal 2006 and paid in full by September 30, 2006.

On January 26, 2006, we entered into a Termination Agreement with Dennis H. Bunt, our Chief Financial Officer, and he resigned his position effective April 30, 2006. Pursuant to the Termination Agreement, we agreed to pay and/or provide Mr. Bunt (a) a severance payment of approximately $315,000, payable in equal installments over a period of twenty-four months; (b) an additional payment of $33,000 as additional severance and reimbursement of certain expenses; and (c) the accelerated vesting of all options granted to him and the continuation of the exercise period in which he may exercise such options. The full cost of this arrangement was accrued during the year fiscal 2006.

19. Other Income

Other income consists of the following (in thousands):

	June 30,
	2007	2006	2005
Interest and other income:
Interest income from financial institutions	$1,929	$2,120	$1,620
Miscellaneous income (expense)	25	(11)	42

Total interest and other income	$1,954	$2,109	$1,662

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007, 2006 and 2005

20. Quarterly Financial Data (Unaudited)

	(in thousands)
Fiscal Year ended June 30,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2007
Continuing operations:
Revenues	$883	$1,002	$1,793	$1,320
Operating expenses	5,842	5,509	5,536	6,183
Loss	(4,369)	(3,999)	(3,253)	(4,497)
Net loss	(4,295)	(3,812)	(3,381)	(3,575)
Loss per share	$(0.12)	$(0.11)	$(0.10)	$(0.10)

2006
Continuing operations:
Revenues	$1,125	$1,255	$1,265	$848
Operating expenses	5,223	5,356	6,204	9,154
Loss	(3,673)	(3,548)	(4,424)	(5,790)
Net loss	(3,748)	(3,556)	(4,598)	(5,921)
Loss per share	$(0.11)	$(0.10)	$(0.14)	$(0.17)

2005
Continuing operations:
Revenues	$593	$1,108	$906	$1,165
Operating expenses	3,879	6,727	4,526	9,856
Loss	(2,985)	(5,245)	(3,150)	(8,185)
Net loss	(2,906)	(4,920)	(2,960)	(8,398)
Loss per share	$(0.09)	$(0.15)	$(0.09)	$(0.24)