Form 10-K/A
period 2007-06-30
AUTHENTIDATE HOLDING CORP
filed 2007-09-17
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

None

		PAGE

	PART II

Item 6.	Selected Financial Data	4

Item 8.	Financial Statements and Supplemental Data	5

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	5

Signatures		6

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 as filed with the Securities and Exchange Commission (SEC) on September 13, 2007, to correct typographical errors in the selected financial data, statement of cash flows and footnote 20 to the financial statements. Our balance sheets, statements of operations and statements of shareholders’ equity are not affected by this amendment. All typographical errors related to years ended June 30, 2006, and 2005. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K. Further, this Form 10-K/A does not modify or update the disclosures in the original Form 10-K in any way other than as required to reflect the amendments set forth below.

The following is a summary of the items of our original Form 10-K that are amended by this Form 10-K/A and a brief summary of the changes.

ITEM 6.    SELECTED FINANCIAL DATA

This Form 10-K/A amends the selected financial data contained in the original Form 10-K to correct typographical errors in the edgarized version of the filing.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This Form 10-K/A amends the statement of cash flows and footnote 20 included in the financial statements contained in the original Form 10-K to correct typographical errors in the edgarized version of the filing.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (3)	This item is amended to add the following exhibits filed with this report:

23.1	Consent of Eisner LLP

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended June 30,
(in thousands, except per share amounts)	2007	2006	2005	2004	2003
Statement of Operations Data:
Continuing operations:
Revenues	$4,998	$4,493	$3,772	$1,384	$1,380
Operating expenses	23,070	24,037	24,989	13,255	11,342
Loss	(16,118)	(17,435)	(19,566)	(16,781)	(10,782)
Net loss	(15,063)	(17,823)	(19,184)	(15,669)	(9,839)
Basic and diluted net loss per common share	(0.44)	(0.52)	(0.57)	(0.59)	(0.50)

Other Financial Data:
Continuing operations:
Net cash used by operating activities	$(14,852)	$(13,743)	$(10,821)	$(7,629)	$(6,736)
Net cash used in investing activities (1)	(2,303)	(3,188)	(2,337)	(1,296)	(368)
Net cash provided by (used in) financing activities	(53)	(60)	2,072	81,046	7,126
Net increase (decrease) in cash, cash equivalents and marketable securities	(14,274)	(16,599)	(11,486)	70,529	1,191
Net cash provided by (used in) discontinued operations	2,901	425	(410)	(1,527)	1,231

Balance Sheet Data:
Current assets	$34,094	$50,008	$66,660	$77,993	$7,367
Current liabilities	5,379	7,970	6,654	5,435	5,444
Working capital	28,715	42,038	60,006	72,558	1,923
Total assets	48,704	64,534	79,709	94,237	25,046
Total long term liabilities	140	229	693	83	5,734 (2)
Shareholders’ equity	43,185	56,335	72,362	88,718	13,869

(1)	Excludes purchases and sales of marketable securities.
(2)	Long-term liabilities excluding discounts of approximately $3.1 million on convertibles debentures. The discounts pertain to beneficial feature and fair value of warrants issued with debentures.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Financial Statements are annexed hereto at Part IV, Item 15 of this Amendment No. 1 to the Annual Report on Form 10-K/A.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following Financial Statements of AHC are set forth below:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of June 30, 2007 and 2006;

•	Consolidated Statements of Operations for the years ended June 30, 2007, 2006, and 2005;

•	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2007, 2006, and 2005;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2006, and 2005; and

•	Notes to Consolidated Financial Statements

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

AUTHENTIDATE HOLDING CORP.

By:	/S/ SURENDRA B. PAI
Surendra B. Pai Chief Executive Officer and President

By:	S/ WILLIAM A. MARSHALL
William A. Marshall Chief Financial Officer and Principal Accounting Officer

Dated: September 14, 2007

EXHIBIT INDEX

The exhibits designated with an asterisk (*) are filed herewith.

Item No.	Description

23.1*	Consent of Eisner LLP

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

Authentidate Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	June 30,
(in thousands)	2007	2006	2005
Cash flows from operating activities
Net loss	$(15,063)	$(17,823)	$(19,184)
Adjustments to reconcile net loss to net cash used by operating activities
Income (loss) from discontinued operations	(1,055)	388	(382)
Depreciation and amortization	1,499	1,353	1,082
Share-based compensation	1,778	1,648	—
Warrants and options for services	—	—	640
Goodwill and other intangible asset impairment	—	—	4,767
Other	25	—	62
Changes in assets and liabilities
Accounts receivable	(942)	(90)	123
Prepaid expenses and other current assets	(196)	24	149
Accounts payable, accrued expenses and other liabilities	(844)	1,254	1,344
Deferred revenue	(54)	(497)	578

Net cash used in operating activities	(14,852)	(13,743)	(10,821)

Cash flows from investing activities
Restricted cash	—	(379)	223
Purchases of property and equipment	(329)	(958)	(934)
Other intangible assets acquired	(444)	(87)	(361)
Capitalized software development costs	(1,530)	(1,764)	(390)
Investment in affiliated companies	—	—	(750)
Net sales (purchases) of marketable securities	13,643	19,536	(7,150)
Acquisition of business, net of cash acquired	—	—	(125)

Net cash provided by (used in) investing activities	11,340	16,348	(9,487)

Cash flows from financing activities
Dividends paid	(53)	(68)	(35)
Stock options and warrants exercised	—	30	2,195
Principal payments on obligations under capital leases	—	(20)	(78)
Payment of registration costs	—	(2)	(10)

Net cash (used in) provided by financing activities	(53)	(60)	2,072

Effect of exchange rate changes on cash flows	33	(33)	10

Net (decrease) increase in cash and cash equivalents	(3,532)	2,512	(18,226)
Cash flow from discontinued operations—operating activities	330	634	189
Cash flow from discontinued operations—investing activities	2,571	(277)	(458)
Cash flow from discontinued operations—financing activities	—	68	(141)

Cash and cash equivalents, beginning of period	9,366	6,429	25,065

Cash and cash equivalents, end of period	$8,735	$9,366	$6,429

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007, 2006 and 2005

20. Quarterly Financial Data (Unaudited)

	(in thousands)
Fiscal Year ended June 30,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2007
Continuing operations:
Revenues	$883	$1,002	$1,793	$1,320
Operating expenses	5,842	5,509	5,536	6,183
Loss	(4,369)	(3,999)	(3,253)	(4,497)
Net loss	(4,295)	(3,812)	(3,381)	(3,575)
Loss per share	$(0.12)	$(0.11)	$(0.10)	$(0.10)

2006
Continuing operations:
Revenues	$1,125	$1,255	$1,265	$848
Operating expenses	5,323	5,356	6,204	7,154
Loss	(3,673)	(3,545)	(4,427)	(5,790)
Net loss	(3,748)	(3,553)	(4,601)	(5,921)
Loss per share	$(0.11)	$(0.10)	$(0.14)	$(0.17)

2005
Continuing operations:
Revenues	$593	$1,108	$906	$1,165
Operating expenses	3,879	6,727	4,526	9,857
Loss	(2,985)	(5,245)	(3,150)	(8,186)
Net loss	(2,906)	(4,920)	(2,960)	(8,398)
Loss per share	$(0.09)	$(0.15)	$(0.09)	$(0.24)