Form 10-Q
period 2007-09-30
AUTHENTIDATE HOLDING CORP
filed 2007-11-06
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO ________

COMMISSION FILE NUMBER: 0-20190

Authentidate Holding Corp.

(Exact name of registrant as specified in its charter)

Delaware	14-1673067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Connell Corporate Center 300 Connell Drive, 5th Floor, Berkeley Heights, New Jersey	07922
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☐                 Accelerated filer  ☒                 Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2007
Common Stock, $0.001 par value per share	34,468,040 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)	September 30, 2007	June 30, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,562	$8,735
Restricted cash	521	521
Marketable securities	19,450	22,896
Accounts receivable, net	760	1,543
Prepaid expenses and other current assets	809	399

Total current assets	30,102	34,094
Property and equipment, net	996	1,078
Note receivable, net of deferred gain of $2,000	—	—
Other assets
Software development costs, net	2,578	2,463
Goodwill	7,341	7,341
Other assets	1,562	1,609
Assets held for sale	2,119	2,119

Total assets	$44,698	$48,704

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$4,407	$3,992
Deferred revenue	1,151	1,230
Other current liabilities	127	157

Total current liabilities	5,685	5,379
Long-term deferred revenue	140	140

Total liabilities	5,825	5,519

Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value; 5,000 shares authorized Series B, 28 shares issued and outstanding	3	3
Common stock, $.001 par value; 75,000 shares authorized, 34,449 and 34,430 issued and outstanding on September 30, 2007 and June 30, 2007, respectively	34	34
Additional paid-in capital	164,636	164,336
Accumulated deficit	(125,726)	(121,125)
Accumulated other comprehensive loss	(74)	(63)

Total shareholders’ equity	38,873	43,185

Total liabilities and shareholders’ equity	$44,698	$48,704

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
(in thousands, except per share data)	2007	2006
Revenues
Software licenses and support	$547	$514
Hosted software services	501	369

Total revenues	1,048	883

Operating expenses
Cost of revenues	454	384
Selling, general and administrative	4,557	4,283
Product development	772	901
Depreciation and amortization	379	274

Total operating expenses	6,162	5,842

Operating loss	(5,114)	(4,959)
Other income	531	590

Loss from continuing operations	(4,583)	(4,369)
Income from discontinued operations	—	74

Net loss	$(4,583)	$(4,295)

Basic and diluted loss per share
Continuing operations	$(0.13)	$(0.12)
Discontinued operations	—	—

Basic and diluted loss per share	$(0.13)	$(0.12)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
(in thousands)	2007	2006
Cash flows from operating activities
Net loss	$(4,583)	$(4,295)
Adjustments to reconcile net loss to net cash used by operating activities
Income from discontinued operations	—	(74)
Depreciation and amortization	379	274
Share-based compensation	270	425
Shares issued for services	30	—
Changes in assets and liabilities
Accounts receivable	783	(198)
Prepaid expenses and other current assets	(410)	(753)
Accounts payable, accrued expenses and other liabilities	359	(291)
Deferred revenue	(79)	145

Net cash used in operating activities	(3,251)	(4,767)

Cash flows from investing activities
Purchases of property and equipment	(47)	(85)
Other intangible assets acquired	(18)	(10)
Capitalized software development costs	(300)	(370)
Net sales of marketable securities	3,446	4,843

Net cash provided by investing activities	3,081	4,378

Cash flows from financing activities
Dividends paid	—	(18)

Net cash used in financing activities	—	(18)

Effect of exchange rate changes on cash flows	(3)	(2)

Net decrease in cash and cash equivalents	(173)	(409)
Cash flow from discontinued operations - operating activities	—	(288)
Cash flow from discontinued operations - investing activities	—	(30)
Cash flow from discontinued operations - financing activities	—	—

Cash and cash equivalents, beginning of period	8,735	9,366

Cash and cash equivalents, end of period	$8,562	$8,639

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries Authentidate, Inc., Authentidate International AG, and Trac Medical Solutions, Inc., (collectively, the “company”). All significant intercompany transactions and balances have been eliminated in consolidation. As discussed more fully in Note 5, in June 2007, the company announced that it had completed the sale of its Document Management Solutions and Systems Integration businesses, including its wholly-owned subsidiary DJS Marketing Group, Inc., to Astria Solutions Group, LLC (“Astria”). Astria is a newly formed New York limited liability company organized by members of the acquired businesses’ senior management team. Accordingly, the Document Management Solutions and Systems Integration businesses have been presented as discontinued operations in the condensed consolidated financial statements for the prior year periods presented. Amounts for continuing operations have been reclassified/regrouped for all periods presented to conform to a more traditional software and software services company presentation. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the company’s Form 10-K for the fiscal year ended June 30, 2007 and the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2.	Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2007	2006
Loss from continuing operations	$(4,583)	$(4,369)
Income from discontinued operations	—	74

Net loss	(4,583)	(4,295)
Preferred stock dividends	(18)	(18)

Net loss applicable to common shareholders	$(4,601)	$(4,313)

Weighted average shares	34,449	34,413

Basic and diluted loss per common share
Continuing operations, less preferred dividends	$(0.13)	$(0.12)
Discontinued operations	—	—

Basic and diluted loss per common share	$(0.13)	$(0.12)

All common stock equivalents were excluded from the calculation of net loss per share for the periods presented because their impact is antidilutive, or for discontinued operations, not material. At September 30, 2007, employee and non-executive director options (4,738,000), warrants (473,000), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding. At September 30, 2006, employee and non-executive director options (4,422,000), warrants (1,012,000), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financials Statements (Unaudited)

3.	Share-Based Compensation

The impact of share-based compensation expense on the results of operations is as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2007	2006
Loss from continuing operations before share-based compensation expense	$(4,313)	$(3,944)
Share-based compensation expense	(270)	(425)

Loss from continuing operations	$(4,583)	$(4,369)

Net loss before share-based compensation expense	$(4,313)	$(3,870)
Share-based compensation expense	(270)	(425)

Net loss	$(4,583)	$(4,295)

Basic and diluted loss per share
Continuing operations before share-based compensation	$(0.12)	$(0.11)
Share-based compensation expense	(0.01)	(0.01)
Discontinued operations before share-based compensation	—	—

Basic and diluted loss per share	$(0.13)	$(0.12)

Share-based compensation by category is as follows (in thousands):

	Three Months Ended September 30,
	2007	2006
SG&A expenses, net	$4,317	$3,922
Share-based compensation expense	240	361

Total SG&A expenses	$4,557	$4,283

Product development expenses, net	$742	$841
Share-based compensation expense	30	60

Total product development expenses	$772	$901

Cost of revenues, net	$454	$380
Share-based compensation expense	—	4

Total cost of revenues	$454	$384

The company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The company based its estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The company retained a third party valuation firm to calculate expected volatility which was based on the company’s historical stock volatility and historical stock volatility of comparable companies in the industry. The assumptions used in the company’s Black-Scholes calculations for fiscal 2008 and 2007 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Option Life (Months)
Fiscal year 2008	4.5%	0%	74%	48
Fiscal year 2007	4.2%	0%	68% - 74%	42

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financials Statements (Unaudited)

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

Stock option activity under the Employees and Non-Executive Directors Stock Option Plans (the “Plans”) for the period ended September 30, 2007 is as follows (in thousands, except per share and average life data):

Employees Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2007	4,330	$4.64
Granted	374	1.36
Forfeited	(376)	5.00

Outstanding, September 30, 2007	4,328	$4.33		$—

Exercisable at September 30, 2007	3,163	$4.83	5.00	$—

Expected to vest at September 30, 2007	979	$2.83	8.90	$—

Non-Executive Director Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2007	340	$4.47
Granted	70	1.32

Outstanding, September 30, 2007	410	$3.93	7.52	$—

Non-executive director options are granted at market price and vest on the grant date.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financials Statements (Unaudited)

Unvested options as of September 30, 2007, and changes in such options during the three month period then ended are summarized below (in thousands, except per share and average life data):

	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Unvested balance, June 30, 2007	1,018	$0.86
Granted	374	0.78
Vested	(175)	0.88
Forfeited	(52)	1.01

Unvested balance, September 30, 2007	1,165	$0.81	8.90	$—

As of September 30, 2007, there was $1,200,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. This expense is expected to be recognized over a weighted-average period of 30 months.

There were no options exercised during the three months ended September 30, 2007 and 2006. The weighted average grant date fair value of options granted during the three month periods ended September 30, 2007 and 2006 was approximately $0.78 and $0.73, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of options vested was $215,000 and $529,000 for the three month periods ended September 30, 2007 and 2006, respectively.

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

On January 17, 2007, the shareholders approved several amendments to the 2001 Non-Executive Director Stock Option Plan whereby non-executive director stock options expire ten years from the original date of grant, non-executive directors will have up to two years to exercise their options after leaving the board and may elect to receive up to 50% of their cash director compensation in restricted common stock of the company issued at fair value in accordance with the terms of the Plan. For the period ending September 30, 2007, the company issued 19,156 shares of restricted common stock (valued at approximately $30,000) to certain non-executive directors in connection with this program. In October 2007, the company issued 18,481 shares of restricted common stock (valued at approximately $21,400) to such directors under the program.

4.	Comprehensive Loss:

	Three Months Ended September 30,
	2007	2006
Net loss as reported	$(4,583)	$(4,295)
Currency translation adjustment	(11)	(2)

Comprehensive loss	$(4,594)	$(4,297)

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financials Statements (Unaudited)

5.	Discontinued Operations and Assets Held for Sale

In June 2007, the company announced that it had completed the sale of its Document Management Solutions and Systems Integration businesses, including its wholly-owned subsidiary DJS Marketing Group, Inc., to Astria Solutions Group, LLC (“Astria”). Astria is a newly formed New York limited liability company organized by members of the acquired businesses’ senior management team. Under the terms of the definitive Asset Purchase Agreement, dated as of May 31, 2007, the company received approximately $7,100,000 for the acquired businesses and related assets (including cash of $750,000). Astria paid the company $3,250,000 in cash, issued to the company a $2,000,000 seven-year note bearing an interest rate of 8.5% (“Note”), assumed approximately $1,600,000 in liabilities related to the acquired businesses, and agreed to pay the company approximately $270,000 based on the collection of accounts receivable following the closing. In connection with the sale of the businesses and related assets, the company recorded a gain of approximately $1,264,000 in fiscal 2007. The reported gain does not include any value for the Note. As discussed below, additional gain, if any, will be recorded as management determines that the debtor’s cash flows from operations are sufficient to repay the Note.

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

The Note is secured by the assets of the acquired businesses sold by the company to Astria and is subordinated to the interests of the senior creditor and mezzanine lender to Astria as set forth in an intercreditor and subordination agreement among the company, Astria, and the senior creditor and mezzanine lender. The Note provides for monthly interest payments through May 2010, principal (based on a 15-year amortization) and interest payments thereafter through April 2014 and a final payment of the balance in May 2014. Based on the subordination, the extended collection period and other factors, the company has no reasonable basis for estimating the degree of collectibility of the Note. Accordingly, the company is using the guidance under Staff Accounting Bulletin No. 103 - Topic 5U “Gain Recognition on Sale of a Business or Operating Assets to a Highly Leveraged Entity” for the Note and will recognize the additional gain, if any, on the sale of the businesses as management determines that the debtor’s cash flows from operations are sufficient to repay the Note.

Operating results for discontinued operations for the three months ended September 30, 2006 reflected operating income of approximately $74,000 from revenues of $2,589,000.

6.	Segment Information

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

Revenues from external customers include revenues from our German operations of approximately $547,000 and $514,000 for three months ended September 30, 2007 and 2006, respectively. This operation had assets of approximately $1,400,000 and $1,321,000 at September 30, 2007 and 2006, respectively.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financials Statements (Unaudited)

7.	Goodwill and Other Intangible Assets

The company performs an annual valuation of goodwill at the end of the fiscal year. Any adverse development or change in our business during the year would require an interim assessment. For the three months ended September 30, 2007 there were no adverse developments or changes that required such an assessment and the carrying amount of goodwill has not changed. Approximately $7,291,000 for goodwill relates to our business in Germany.

Other intangible assets consist of the following (in thousands):

	September 30, 2007			June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$342	$122	$220	$342	$117	$225
Trademarks	146	39	107	146	38	108
Acquired technologies	72	72	—	72	72	—
Licenses	1,219	730	489	1,201	672	529

Total	$1,779	$963	$816	$1,761	$899	$862

The company amortizes other intangible assets under the straight line method. Amortization expense was approximately $64,000 for the three months ended September 30, 2007. Amortization expense for the next five fiscal years is expected to be as follows (in thousands):

2008	$196
2009	148
2010	100
2011	97
2012	57
Thereafter	218

$816

8.	Shareholders’ Equity

The changes in Shareholders’ Equity for the three months ended September 30, 2007 are summarized as follows (in thousands):

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2007	$3	$34	$164,336	$(121,125)	$(63)	$43,185
Preferred stock dividends				(18)		(18)
Share-based compensation expense			270			270
Issuance of common stock			30			30
Currency translation adjustment					(11)	(11)
Net loss		—	—	(4,583)		(4,583)

Balance, September 30, 2007	$3	$34	$164,636	$(125,726)	$(74)	$38,873

During the three months ended September 30, 2007, no stock options or common stock warrants were exercised.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financials Statements (Unaudited)

9.	Preferred Stock

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

We are the defendant in a claim filed by Shore Venture Group in the federal District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. The complaint in this case was filed on March 2, 2005 and an amended complaint was filed on or about April 26, 2005. On October 12, 2005, the parties entered into an agreement to arbitrate the claims asserted against us by Plaintiffs. On October 19, 2005, the Court approved and entered a Consent Order referring the case to arbitration by the American Arbitration Association and staying the lawsuit pending resolution of the arbitration. The plaintiffs seek additional shares of the common stock of our subsidiary, Authentidate, Inc. Shore Venture Group recently withdrew a number of claims in the arbitration, including claims for damages in connection with an alleged copyright infringement and rights under one or more of our patent applications. We had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. However, negotiations were unable to result in a mutually agreeable settlement. The lawsuit requested damages, injunctive relief, costs and attorneys’ fees. On October 18, 2006, Shore Venture filed a demand for arbitration with the American Arbitration Association. On December 4, 2006 we filed a response to the demand and are defending the action vigorously. Discovery has closed in this matter and the arbitration hearing concluded on September 10, 2007. The arbitrators have requested post-hearing briefing on a number of issues of law. Based on the facts of which we are currently aware, management believes that the resolution of this claim, in the event decided adversely to us, will not have a material adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financials Statements (Unaudited)

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the company has not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2007, we were not aware of any obligations under such indemnification agreements that would require material payments.

11.	Income Taxes

On July 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized. Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed; and if a position is determined to be more likely than not of being sustained, the entity should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Upon the adoption of FIN 48, the company analyzed filing positions in all of the federal and state jurisdictions where the company is required to file income tax returns, as well as all open tax years in these jurisdictions. In connection with the adoption of FIN 48, the company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively. No adjustment was necessary as a result of the implementation of FIN 48. The company continues to fully recognize its tax benefits which are offset by a valuation allowance due to the uncertainty that the deferred tax assets will be realized. We will continue to evaluate the realizability of our domestic net deferred tax assets and may record additional benefits in future earnings if we determine the realization of these assets is more likely than not. At July 1, 2007 and September 30, 2007, the company did not have any unrecognized tax benefits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results

Certain statements in this Form 10-Q, including information set forth under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). We desire to avail ourselves of certain “safe harbor” provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involving known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of our software and services, competition, pricing, technological changes, implementation of our business plan, related decisions by the USPS, and other risks as discussed in our filings with the Securities and Exchange Commission, in particular our Annual Report on Form 10-K for the year ended June 30, 2007 and subsequently filed Quarterly Reports on Form 10-Q, all of which risk factors could adversely affect our business and the accuracy of the forward-looking statements contained herein.

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

In June 2007, the company announced that it had completed the sale of its Document Management Solutions and Systems Integration businesses, including its wholly-owned subsidiary DJS Marketing Group, Inc., to Astria Solutions Group, LLC (“Astria”). Astria is a newly formed New York limited liability company organized by members of the acquired businesses’ senior management team. Under the terms of the definitive Asset Purchase Agreement, dated as of May 31, 2007, the company received approximately $7,100,000 for the acquired businesses and related assets (including cash of $750,000). Astria paid the company approximately $3,250,000 in cash, issued to the company a $2,000,000 seven-year note bearing an interest rate of 8.5% (“Note”), assumed approximately $1,600,000 in liabilities related to the acquired businesses, and agreed to pay the company approximately $270,000 based on the collection of accounts receivable following the closing. In connection with the sale, Astria also entered into a seven-year lease for a portion of the building owned by the company in Schenectady, New York where the acquired businesses are located and received a six-month exclusive option from the company to purchase the land and building for $2,427,000.

The Note is secured by the assets of the acquired businesses sold by the company to Astria. The Note is subordinated to the interests of the senior creditor and mezzanine lender to Astria as set forth in an intercreditor and subordination agreement among the company, Astria, and the senior creditor and mezzanine lender.

The Document Management Solutions and Systems Integration businesses have been presented as discontinued operations in the condensed consolidated financial statements for all periods presented. The results of operations for discontinued operations were not significant for these periods.

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

In November 2006, we began a beta test of Inscrybe Office™ and launched a commercial version of this new web-based service in August 2007. Inscrybe Office is based on Authentidate’s proven Inscrybe suite of capabilities delivering proven value to customers in the healthcare sector today, and brings together the power of online communications with a number of powerful features, such as electronic signatures, content authentication and trusted time stamps using the USPS EPM seal, along with a host of other features that simplify the online exchange of critical and time-sensitive documents. Inscrybe Office is available to anyone with web access, via MyInscrybe.com.

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

We intend to continue our efforts to develop and market our software applications and web-based services in the United States and European markets. We also intend to focus on identifying additional applications and markets where our technology can address customer needs.

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

A critical accounting estimate is based on judgments and assumptions about matters that are uncertain at the time the estimate is made. Different estimates that reasonably could have been used or changes in accounting estimates could materially impact our financial statements. We believe that the policies described below represent our critical accounting policies, as they have the greatest potential impact on our financial statements. However, you should also review our Summary of Significant Accounting Policies beginning on page F-8 of the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

Software Development Costs

Software development and modification costs incurred subsequent to establishing technological feasibility are capitalized and amortized based on anticipated revenue for the related product with an annual minimum charge equal to the straight-line amortization over the remaining economic life of the related products (generally three years). Amortization expense is included in depreciation and amortization expense.

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

The company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The company based its estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The company retained a third party valuation firm to calculate expected volatility which was based on the company’s historical stock volatility and historical stock volatility of comparable companies in the industry. The assumptions used in the company’s Black-Scholes calculations for fiscal 2008 and 2007 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Option Life (Months)
Fiscal year 2008	4.5%	0%	74%	48
Fiscal year 2007	4.2%	0%	68% -74%	42

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

Results of Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006.

Revenues increased approximately 19% to $1,048,000 for the quarter ended September 30, 2007, compared to $883,000 for the prior year period. These results reflect increases in transaction volumes and new customers in both our US and German operations.

Cost of revenues increased to $454,000 for the quarter ended September 30, 2007, compared to $384,000 for the prior year period. This increase reflects the increase in revenues discussed above.

Selling, general and administrative (SG&A) expenses increased to $4,557,000 for the quarter ended September 30, 2007, compared to $4,283,000 for the same period in 2006. This increase reflects cost management activities for the quarter which were offset by legal expenses for on-going actions of approximately $700,000, and professional service and accrued severance expenses of approximately $250,000 and $165,000, respectively, for various board projects and initiatives. The prior year amount also includes incremental legal expenses of approximately $550,000.

Product development expenses were $772,000 for the quarter ended September 30, 2007, compared to $901,000 for the comparable period in 2006. Product development spending relates primarily to our investment in our US business and fluctuates period to period based on the amounts capitalized. Total spending for the quarter, including capitalized amounts, was $1,072,000 compared to $1,271,000 for the prior year. This decrease in spending relates primarily to lower headcount during the period.

Depreciation and amortization expense increased to $379,000 for the quarter ended September 30, 2007, compared to $274,000 for the prior year period due primarily to an increase in amortization expense for capitalized software development costs and the timing of certain purchases and in service dates.

Interest and other income decreased to $531,000 for the quarter ended September 30, 2007, compared to $590,000 for the prior year period. This decrease reflects higher interest rates during the current period, net of the effect of lower cash and investment balances as we continue to invest in our business.

Net loss from continuing operations for the quarter ended September 30, 2007 was $4,583,000, or $0.13 per share, compared to $4,295,000, or $0.12 per share, from continuing and discontinued operations for the quarter ended September 30, 2006. The increase in net loss reflects the increase in revenues and the cost management activities discussed above which were offset by the higher legal expenses and other incremental expenses discussed above for fiscal 2007.

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

Property, plant and equipment expenditures totaled approximately $47,000, software license expenditures totaled approximately $18,000 and capitalized software development expenditures totaled approximately $300,000 for the quarter ended September 30, 2007. We have developed and intend to continue to develop new applications to grow our business and address new markets.

Cash Flows

At September 30, 2007, cash, cash equivalents and marketable securities amounted to approximately $28,012,000 and total assets at that date were $44,698,000. These amounts have decreased since June 30, 2007 by $3,619,000 and $4,006,000, respectively, as we utilized cash principally to fund operating losses, product development activities, changes in working capital and capital expenditures for corporate infrastructure during the quarter ended September 30, 2007. Cash used for the period also includes expenditures of approximately $700,000 for on-going legal actions and $82,000 for payment of accrued severance obligations. We expect to continue to use cash to fund operating losses, product development activities and capital expenditures for the foreseeable future.

Net cash used by operating activities was $3,251,000 for the quarter ended September 30, 2007, compared to $4,767,000 for the comparable period in 2006. This decrease is due primarily to working capital and expense management which was offset in part by the legal expenses discussed above.

Net cash used by investing activities, excluding purchases and sales of marketable securities, was $365,000 for the quarter ended September 30, 2007, compared to $465,000 for the comparable period in 2006. This decrease relates primarily to the amount of product development spending capitalized in 2007.

Cash flows from financing activities for the quarters ended September 30, 2007 and 2006 were not significant.

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

Financing Activities

We have not engaged in any external financing activities in fiscal 2008 and 2007.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of September 30, 2007, no shares of the Series B preferred stock have been redeemed.

We are the respondent in a proceeding arising out of our contractual relationships with Shore Venture Group, LLC alleging that we have infringed certain patent rights and other matters. The complaint, the relief sought and the current status of the action is described in detail under the caption “Legal Proceedings,” appearing in Item 1 of Part II of this Quarterly Report on Form 10-Q.

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

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of September 30, 2007 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$4,873	$627	$1,192	$1,176	$1,878

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2007, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

We have approximately $19,450,000 invested in high quality, short term investments as of September 30, 2007. We do not believe that any of our financial instruments have significant risk associated with market sensitivity. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At September 30, 2007, our unrestricted cash and marketable securities totaled $28,012,000, most of which was invested in asset backed short term investments, commercial paper, and money market accounts. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

We are the defendant in a claim filed by Shore Venture Group in the federal District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. The complaint in this case was filed on March 2, 2005 and an amended complaint was filed on or about April 26, 2005. On October 12, 2005, the parties entered into an agreement to arbitrate the claims asserted against us by Plaintiffs. On October 19, 2005, the Court approved and entered a Consent Order referring the case to arbitration by the American Arbitration Association and staying the lawsuit pending resolution of the arbitration. The plaintiffs seek additional shares of the common stock of our subsidiary, Authentidate, Inc. Shore Venture Group recently withdrew a number of claims in the arbitration, including claims for damages in connection with an alleged copyright infringement and rights under one or more of our patent applications. We had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. However, negotiations were unable to result in a mutually agreeable settlement. The lawsuit requested damages, injunctive relief, costs and attorneys’ fees. On October 18, 2006, Shore Venture filed a demand for arbitration with the American Arbitration Association. On December 4, 2006 we filed a response to the demand and are defending the action vigorously. Discovery has closed in this matter, and the arbitration hearing concluded on September 10, 2007. The arbitrators have requested post-hearing briefing on a number of issues of law. Based on the facts of which we are currently aware, management believes that the resolution of this claim, in the event decided adversely to us, will not have a material adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

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

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Report on Form 10-Q , including certain revisions to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and subsequent filings with the SEC, have affected, and in some cases could affect, our actual results of operation and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this quarterly report on Form 10-Q, including our financial statements and related notes.

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred net losses of approximately $15,063,000, $17,823,000 and $19,184,000 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively and a net loss of approximately $4,583,000 for the quarter ended September 30, 2007. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods.

Our capital requirements are significant and we have historically financed our operations through private placements of securities.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software and services, such as our Inscrybe Healthcare platform and related modules and our Inscrybe Office offering. Due to these expenditures, we have incurred significant losses to date. We used approximately $14,852,000, $13,743,000 and $10,821,000 in cash for continuing operating activities for the fiscal years ended June 30, 2007, 2006 and 2005, respectively, and $3,251,000 for the quarter ended September 30, 2007. We expect the proceeds received from our February 2004 private financing, in which we raised approximately $69,100,000 in net proceeds, and cash generated from operations and asset sales, to satisfy our cash needs for the foreseeable future. No assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations. If we are unable to attain projected revenue levels for our business, it may be necessary to raise additional capital to fund operations and to meet our obligations in the future.

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

Our future success depends upon the continued service of our key management, technical, sales, finance, and other critical personnel. Other than our CEO, CFO and the CEO of our German operation, our key personnel do not have employment agreements and we cannot assure you that we will be able to retain them. Key personnel have left our company in the past and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues.

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves. For example, accounting for employee stock options under FAS 123R has had a material impact on our consolidated results of operations and earnings per share.

As a result of the enactment of the Sarbanes-Oxley Act and the review of accounting policies by the SEC and national and international accounting standards bodies, the frequency of accounting policy changes may accelerate. For example, the adoption of FAS123(R) in fiscal 2006 required us to adopt a different method of determining and accounting for the compensation expense of our employee stock options. As a result of the adoption of FAS 123(R), our losses during fiscal 2008, 2007 and 2006 were higher than they would have been had we not been required to adopt FAS 123(R). This will continue to be the case for future periods. This and other possible changes to accounting standards, could adversely affect our reported results of operations. Further, accounting policies affecting software revenue recognition have been the subject of frequent interpretations, which could significantly affect the way we account for revenue related to our products. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.

We evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. Goodwill is evaluated annually for impairment at the end of each fiscal year, regardless of events and circumstances. In fiscal 2005 we recorded an impairment charge of approximately $4,800,000 for goodwill and other long-term intangible assets. As of September 30, 2007, we had approximately $7,300,000 of goodwill principally from our acquisition of our German subsidiary, Authentidate International, AG. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

We have incurred significant additional costs concerning our international operations and may incur additional costs in the future.

We have incurred substantial costs in supporting the operation of our German subsidiary, Authentidate International, AG. In June 2007, we entered into a new one-year employment agreement with Mr. Jan Wendenburg, the CEO of Authentidate International, pursuant to which he received a base salary of approximately, 210,000 Euros. Further, for the fiscal years ended June 30, 2007, 2006 and 2005 and the quarter ended September 30, 2007, we advanced or made capital investments of approximately $3,226,000 to this subsidiary. We cannot provide any assurance that we will recoup any of these amounts from this subsidiary. We expect to incur additional costs in the future in connection with the operations of this subsidiary.

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

On May 2, 2006, we were issued our first U.S. patent and we also have seven issued foreign patents. On October 4, 2007 we receive a notice of allowance from the U.S. Patent and Trademark Office with respect to one of our patent applications. In addition, we have eight U.S. and nine foreign patent applications pending relating to the technology and business processes underlying our services and applications. However, some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate” and “CareCert” in the U.S., the trademark “Authentidate” in Germany and in the European Community and a number of other trademarks as Madrid Protocol international registrations. We have also sought to register a number of additional trademarks in the U.S. and certain foreign markets, including “Inscrybe,” “MyInscrybe” and “Inscrybe Office.” We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

Other companies operating within our business segments may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how, much of which is maintained as trade secrets. In addition, there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce our rights under any patent. Although we believe that the products we sell do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. On August 25, 2005, we became aware of an action filed against us entitled TimeCertain LLC vs. Authentidate Holding Corporation, Authentidate, Inc. and NCipher Inc. The plaintiff in this matter had claimed that our products and systems incorporating secure time-stamping technology, including but not limited to the USPS Electronic Postmark system, infringes certain of its patent rights. This matter has resulted in a favorable settlement for the company in which all of the plaintiff’s claims were dismissed with prejudice and the case terminated. We have investigated patents held by third parties of which we are aware and believe that our products and services do not infringe on the claims of these patents. Although we have not received notice of any other claims that our products or services are infringing, we cannot provide any assurances that our products and services do not infringe upon any third party patents, including the patents we have investigated. As described under the caption “Legal Proceedings,” we are currently defending a claim by Shore Venture Group. Shore Venture Group recently withdrew a number of claims in the arbitration, including a claim for damages in connection with an alleged copyright infringement and that it has rights under one or more of our patent applications. Prior to the commencement of this case, we had conducted extensive settlement negotiations with Shore Venture in an effort to resolve all claims between the parties. The case which was brought in federal court has been stayed in favor of arbitration. On October 18, 2006, Shore Venture filed a demand for arbitration with the American Arbitration Association. On December 4, 2006 we filed a response to the demand and are defending this action vigorously. Discovery has closed in this matter and the arbitration hearing concluded on September 10, 2007. In the event that products we sell or services we provide are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products and/or services or obtain a license for the manufacture, use and/or sale of such products and services. There can be no assurance that, in such an event, we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. Moreover, there can be no assurance that we will have the financial or other resources necessary to defend against a patent infringement or proprietary rights violation action. In addition, if our products, services or proposed products or services are deemed to infringe upon the patents or proprietary rights of others, we could, under certain circumstances, become liable for damages or subject to an injunction, which could also have a material adverse effect on our business.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended June 30, 2007 traded as low as $1.20 per share and as high as $2.73 per share. During the quarter ended September 30, 2007, our stock traded in the range of $1.14 to $1.60. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

As of September 30, 2007, the following options and warrants were outstanding:

•

Stock options to purchase approximately 4,738,000 shares of common stock at exercise prices ranging from $1.21 to $15.33 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $4.29 per share. These stock options are employee and non-executive director options.

•

Immediately exercisable warrants to purchase approximately 473,000 shares of common stock at exercise prices ranging from $2.60 to $20.00 per share. The weighted average exercise price of the outstanding warrants is $10.17.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Sales of Unregistered Securities

In July 2007, we issued an aggregate of 19,156 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2001 Non-Executive Director Stock Option Plan, as amended. In October 2007, we issued an aggregate of 18,481 shares of our common stock to those of our non-executive directors that elected to participate in this program. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith

10.1#	License Agreement between Authentidate Holding Corp. and U.S. Postal Service	10-K	9/13/07	10.37

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

#	Certain portions of exhibits marked with the symbol (#) have been omitted and are subject to our request for confidential treatment by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

November 6, 2007	/s/ Surendra Pai
Date	Surendra Pai
President & Chief Executive Officer

/s/ William A. Marshall
William A. Marshall
Chief Financial Officer & Treasurer