Form 10-Q
period 2007-12-31
AUTHENTIDATE HOLDING CORP
filed 2008-02-07
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2008
Common Stock, $0.001 par value per share	34,502,277 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)	December 31, 2007 (Unaudited)	June 30, 2007

Assets
Current assets
Cash and cash equivalents	$6,302	$8,735
Restricted cash	521	521
Marketable securities	16,975	22,896
Accounts receivable, net	932	1,543
Prepaid expenses and other current assets	710	399

Total current assets	25,440	34,094
Property and equipment, net	1,077	1,078
Note receivable, net of deferred gain of $2,000	—	—
Other assets
Software development costs, net	2,590	2,463
Goodwill	7,341	7,341
Other assets	1,497	1,609
Assets held for sale	2,119	2,119

Total assets	$40,064	$48,704

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$5,091	$3,992
Deferred revenue	1,119	1,230
Other current liabilities	41	157

Total current liabilities	6,251	5,379
Long-term deferred revenue	140	140

Total liabilities	6,391	5,519

Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value; 5,000 shares authorized Series B, 28 shares issued and outstanding	3	3
Common stock, $.001 par value; 75,000 shares authorized, 34,468 and 34,430 issued and outstanding on December 31, 2007 and June 30, 2007, respectively	34	34
Additional paid-in capital	164,927	164,336
Accumulated deficit	(131,219)	(121,125)
Accumulated other comprehensive loss	(72)	(63)

Total shareholders’ equity	33,673	43,185

Total liabilities and shareholders’ equity	$40,064	$48,704

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share data)	2007	2006	2007	2006
Revenues
Software licenses and support	$1,134	$568	$1,681	$1,082
Hosted software services	527	434	1,028	803

Total revenues	1,661	1,002	2,709	1,885

Operating expenses
Cost of revenues	537	381	991	765
Selling, general and administrative	5,689	4,089	10,246	8,372
Product development	922	499	1,694	1,400
Depreciation and amortization	419	540	798	814

Total operating expenses	7,567	5,509	13,729	11,351

Operating loss	(5,906)	(4,507)	(11,020)	(9,466)

Other income	430	508	961	1,098

Loss from continuing operations	(5,476)	(3,999)	(10,059)	(8,368)

Income from discontinued operations	—	187	—	261

Net loss	$(5,476)	$(3,812)	$(10,059)	$(8,107)

Basic and diluted loss per share
Continuing operations	$(0.16)	$(0.12)	$(0.29)	$(0.25)
Discontinued operations	—	0.01	—	0.01

Basic and diluted loss per share	$(0.16)	$(0.11)	$(0.29)	$(0.24)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
(in thousands)	2007	2006
Cash flows from operating activities
Net loss	$(10,059)	$(8,107)
Adjustments to reconcile net loss to net cash used by operating activities
Income from discontinued operations	—	(261)
Depreciation and amortization	798	814
Share-based compensation	540	891
Shares issued for services	51	—
Changes in assets and liabilities
Accounts receivable	602	(343)
Prepaid expenses and other current assets	(311)	(674)
Accounts payable, accrued expenses and other liabilities	983	(1,049)
Deferred revenue	(111)	43

Net cash used in operating activities	(7,507)	(8,686)

Cash flows from investing activities
Purchases of property and equipment	(295)	(214)
Other intangible assets acquired	(22)	(303)
Capitalized software development costs	(495)	(784)
Net sales of marketable securities	5,921	9,709

Net cash provided by investing activities	5,109	8,408

Cash flows from financing activities
Dividends paid	(18)	(18)

Net cash used in financing activities	(18)	(18)

Effect of exchange rate changes on cash flows	(17)	5

Net decrease in cash and cash equivalents	(2,433)	(291)
Cash flow from discontinued operations - operating activities	—	164
Cash flow from discontinued operations - investing activities	—	(87)
Cash flow from discontinued operations - financing activities	—	—

Cash and cash equivalents, beginning of period	8,735	9,366

Cash and cash equivalents, end of period	$6,302	$9,152

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries Authentidate, Inc., Authentidate International AG, and Trac Medical Solutions, Inc., (collectively, the “company”). All significant intercompany transactions and balances have been eliminated in consolidation. As discussed more fully in Note 5, in June 2007, the company completed the sale of its Document Management Solutions and Systems Integration businesses. Accordingly, these businesses have been presented as discontinued operations in the condensed consolidated financial statements for the prior year periods presented. The results of operations for the periods ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the company’s Form 10-K for the fiscal year ended June 30, 2007 and the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2. Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Loss from continuing operations	$(5,476)	$(3,999)	$(10,059)	$(8,368)
Income from discontinued operations	—	187	—	261

Net loss	(5,476)	(3,812)	(10,059)	(8,107)
Preferred stock dividends	(17)	(17)	(35)	(35)

Net loss applicable to common shareholders	$(5,493)	$(3,829)	$(10,094)	$(8,142)

Weighted average shares	34,465	34,413	34,457	34,413

Basic and diluted loss per common share
Continuing operations, less preferred dividends	$(0.16)	$(0.12)	$(0.29)	$(0.25)
Discontinued operations	—	0.01	—	0.01

Basic and diluted loss per common share	$(0.16)	$(0.11)	$(0.29)	$(0.24)

All common stock equivalents were excluded from the calculation of net loss per share for the periods presented because their impact is antidilutive, or for discontinued operations, not material. At December 31, 2007, employee and non-executive director options (4,858,000), warrants (473,000), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding. At December 31, 2006, employee and non-executive director options (4,303,000), warrants (832,000), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Share-Based Compensation

The impact of share-based compensation expense on the results of operations is as follows (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Loss from continuing operations before share-based compensation expense	$(5,206)	$(3,533)	$(9,519)	$(7,477)
Share-based compensation expense	(270)	(466)	(540)	(891)

Loss from continuing operations	$(5,476)	$(3,999)	$(10,059)	$(8,368)

Net loss before share-based compensation expense	$(5,206)	$(3,312)	$(9,519)	$(7,182)
Share-based compensation expense	(270)	(500)	(540)	(925)

Net loss	$(5,476)	$(3,812)	$(10,059)	$(8,107)

Basic and diluted loss per share
Continuing operations before share-based compensation	$(0.15)	$(0.11)	$(0.27)	$(0.22)
Share-based compensation expense	(0.01)	(0.01)	$(0.02)	(0.03)
Discontinued operations before share-based compensation	—	0.01	—	0.01

Basic and diluted loss per share	$(0.16)	$(0.11)	$(0.29)	$(0.24)

Share-based compensation by category is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
SG&A expenses, net	$5,449	$3,688	$9,766	$7,608
Share-based compensation expense	240	401	480	764

Total SG&A expenses	$5,689	$4,089	$10,246	$8,372

Product development expenses, net	$892	$439	$1,634	$1,280
Share-based compensation expense	30	60	60	120

Total product development expenses	$922	$499	$1,694	$1,400

Cost of revenues, net	$537	$376	$991	$758
Share-based compensation expense	—	5	—	7

Total cost of revenues	$537	$381	$991	$765

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

Stock option activity under the Employees and Non-Executive Directors Stock Option Plans (the “Plans”) for the period ended December 31, 2007 is as follows (in thousands, except per share and average life data):

Employees Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2007	4,330	$4.64
Granted	750	1.26
Forfeited	(632)	4.43

Outstanding, December 31, 2007	4,448	$4.12		$—

Exercisable at December 31, 2007	3,391	$4.63	3.68	$—

Expected to vest at December 31, 2007	888	$2.37	9.28	$—

Non-Executive Director Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2007	340	$4.47
Granted	70	1.32

Outstanding, December 31, 2007	410	$3.93	7.27	$—

Non-executive director options are granted at market price and vest on the grant date.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Unvested options as of December 31, 2007, and changes in such options during the six month period then ended are summarized below (in thousands, except per share and average life data):

	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Unvested balance, June 30, 2007	1,018	$0.86
Granted	750	0.73
Vested	(518)	0.81
Forfeited	(193)	1.08

Unvested balance, December 31, 2007	1,057	$0.76	9.28	$—

As of December 31, 2007, there was $1,087,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. This expense is expected to be recognized over a weighted-average period of 34 months.

There were no options exercised during the six months ended December 31, 2007 and 2006. The weighted average grant date fair value of options granted during the six month periods ended December 31, 2007 and 2006 was approximately $0.73 and $0.67, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of options vested was $479,000 and $844,000 for the six month periods ended December 31, 2007 and 2006, respectively.

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

On January 17, 2007, the shareholders approved several amendments to the 2001 Non-Executive Director Stock Option Plan whereby non-executive director stock options expire ten years from the original date of grant, non-executive directors will have up to two years to exercise their options after leaving the board and may elect to receive up to 50% of their cash director compensation in restricted common stock of the company issued at fair value in accordance with the terms of the Plan. For the period ending December 31, 2007, the company issued 37,637 shares of restricted common stock (valued at approximately $51,400) to certain non-executive directors in connection with this program. In January 2008, the company issued 34,237 shares of restricted common stock (valued at approximately $20,200) to such directors under the program.

4. Comprehensive Loss:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net loss as reported	$(5,476)	$(3,812)	$(10,059)	$(8,107)
Currency translation adjustment	2	3	(9)	5

Comprehensive loss	$(5,474)	$(3,809)	$(10,068)	$(8,102)

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Discontinued Operations and Assets Held for Sale

In June 2007, the company completed the sale of its Document Management Solutions and Systems Integration businesses, including its wholly-owned subsidiary DJS Marketing Group, Inc., to Astria Solutions Group, LLC (“Astria”). Astria is a newly formed New York limited liability company organized by members of the acquired businesses’ senior management team. Under the terms of the definitive Asset Purchase Agreement, dated as of May 31, 2007, the company received approximately $7,100,000 for the acquired businesses and related assets (including cash of $750,000). Astria paid the company $3,250,000 in cash, issued to the company a $2,000,000 seven-year note bearing an interest rate of 8.5% (“Note”), assumed approximately $1,600,000 in liabilities related to the acquired businesses, and agreed to pay the company approximately $270,000 based on the collection of accounts receivable following the closing. In connection with the sale of the businesses and related assets, the company recorded a gain of approximately $1,264,000 in fiscal 2007. The reported gain does not include any value for the Note. As discussed below, additional gain, if any, will be recorded as management determines that the debtor’s cash flows from operations are sufficient to repay the Note.

In connection with the sale, Astria also entered into a seven-year lease for a portion of the building owned by the company in Schenectady, New York where the acquired businesses are located. Under the terms of the lease, Astria has elected to pay all taxes and operating costs for the land and building and rent and additional rent of approximately $186,000 per year for the term of lease. Based on the company’s intention to dispose of these assets in the next year, the carrying value of the land and building is classified as assets held for sale for all periods presented.

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

Operating results for discontinued operations for the three and six month periods ended December 31, 2006 reflected operating income of approximately $187,000 and $261,000 from revenues of $3,127,000 and $5,716,000, respectively.

6. Segment Information

FAS 131, Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed about operating segments of an enterprise. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President.

The company operates in one reportable segment in the United States and Germany. In the United States the business is engaged in the development and sale of secure workflow management web-based services. The company’s automated and trusted workflow solutions enable enterprises and office professionals to employ rules-based electronic forms, intelligent routing and transaction management, electronic signing, content authentication, identity credentialing and verification and web and fax based communication capabilities. Customer benefits from the company’s offerings include reduced costs, improved productivity and service levels, automated audit trails, enhanced compliance with regulatory requirements and the reduction of paper-based processes. In the United States we also offer our proprietary content authentication technology in the form of the USPS Electronic Postmark ® (EPM). In Germany the business is engaged in the development and sale of software applications that provide electronic signature and time stamping capabilities for a variety of corporate processes including electronic billing and archiving solutions. Our web-based services and software applications are compliant with applicable digital signature rules and guidelines.

Revenues from external customers include revenues from our German operations of approximately $1,134,000 and $1,681,000 for three and six month periods ended December 31, 2007 and $568,000 and $1,082,000 for the three and six month periods ended December 31, 2006, respectively. This operation had assets of approximately $1,020,000 and $1,228,000 at December 31, 2007 and 2006, respectively.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Goodwill and Other Intangible Assets

The company performs an annual valuation of goodwill at the end of the fiscal year. Any adverse development or change in our business during the year would require an interim assessment. For the six months ended December 31, 2007 there were no adverse developments or changes that required such an assessment and the carrying amount of goodwill has not changed. Approximately $7,291,000 for goodwill relates to our business in Germany.

Other intangible assets consist of the following (in thousands):

	December 31, 2007			June 30, 2007
	Gross Carrying	Accumulated Amortization	Net Book Value	Gross Carrying	Accumulated Amortization	Net Book Value	Useful Life In Years
Patents	$342	$127	$215	$342	$117	$225	17
Trademarks	146	42	104	146	38	108	20
Acquired technologies	72	72	—	72	72	—	2
Licenses	1,223	794	429	1,201	672	529	3

Total	$1,783	$1,035	$748	$1,761	$899	$862

The company amortizes other intangible assets under the straight line method. Amortization expense was approximately $72,000 and $136,000 for the three and six month periods ended December 31, 2007, respectively. Amortization expense for the next five fiscal years is expected to be as follows (in thousands):

2008	$136
2009	148
2010	100
2011	97
2012	57
Thereafter	210

$748

8. Shareholders’ Equity

The changes in Shareholders’ Equity for the six months ended December 31, 2007 are summarized as follows (in thousands):

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2007	$3	$34	$164,336	$(121,125)	$(63)	$43,185
Preferred stock dividends				(35)		(35)
Share-based compensation expense			540			540
Issuance of common stock for services			51			51
Currency translation adjustment					(9)	(9)
Net loss		—	—	(10,059)		(10,059)

Balance, December 31, 2007	$3	$34	$164,927	$(131,219)	$(72)	$33,673

During the six months ended December 31, 2007, no stock options or common stock warrants were exercised.

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

10. Commitments and Contingencies

As previously reported, Authentidate Holding Corp. was named as the defendant in a claim filed by Shore Venture Group in the federal District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. The complaint in this case was filed on March 2, 2005 and an amended complaint was filed on or about April 26, 2005. On October 12, 2005, the parties entered into an agreement to arbitrate the claims asserted against us by plaintiffs. On October 19, 2005, the Court approved and entered a Consent Order referring the case to arbitration by the American Arbitration Association and staying the lawsuit pending resolution of the arbitration. In this case, the claimants sought additional shares of the common stock of our subsidiary, Authentidate, Inc., and had withdrawn a number of other claims in the arbitration, including claims for damages in connection with an alleged copyright infringement and rights under one or more of our patent applications. An arbitration hearing in this matter concluded on September 10, 2007. On December 20, 2007, we received the decision of the arbitrators, which was rendered on December 19, 2007, awarding the claimants damages in the amount $1,079,262 plus interest in the amount of $563,676. The arbitrators further awarded the claimants per diem interest at the rate of $303.00 from December 12, 2007 through the date the award was rendered. Following a post-hearing briefing, the arbitrators awarded the claimants attorneys’ fees of $241,038 on January 31, 2008. The arbitration award extinguishes any interest of Shore Ventures in any shares of stock or stock options of Authentidate Holding Corp. or Authentidate, Inc. The full amount for this settlement has been accrued as of December 31, 2007.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

We are currently negotiating the terms of an employment agreement with our new President. We have employment agreements with our Chief Financial Officer and the Chief Executive Officer of our German subsidiary that specify the executive’s current compensation, benefits and perquisites, the executive’s entitlements upon termination of employment, and other employment rights and responsibilities.

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the company has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2007, we were not aware of any obligations under such indemnification agreements that would require material payments.

11. Income Taxes

On July 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized. Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and was taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed; and if a position is determined to be more likely than not of being sustained, the entity should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Upon the adoption of FIN 48, the company analyzed filing positions in all of the federal and state jurisdictions where the company is required to file income tax returns, as well as all open tax years in these jurisdictions. In connection with the adoption of FIN 48, the company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively. No adjustment was necessary as a result of the implementation of FIN 48. The company continues to fully recognize its tax benefits which are offset by a valuation allowance due to the uncertainty that the deferred tax assets will be realized. We will continue to evaluate the realizability of our domestic net deferred tax assets and may record additional benefits in future earnings if we determine the realization of these assets is more likely than not. At July 1, 2007 and December 31, 2007, the company did not have any unrecognized tax benefits.

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

Overview

Authentidate Holding Corp. (AHC or the company) is a worldwide provider of secure workflow management software and web-based services. AHC and its subsidiaries provide software applications and web-based services that address a variety of business needs for our customers, including reducing costs, raising service levels, improving productivity, providing automated audit trails, enhancing compliance with regulatory requirements and reducing paper based processes. Our scalable offerings are primarily targeted at enterprises and office professionals and incorporate security technologies such as rules based electronic forms, intelligent routing and transaction management, electronic signing, content authentication, identity credentialing and verification and web and fax-based communication capabilities to electronically facilitate secure and trusted workflows. The company operates its business in the United States and Germany with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. In the United States the business is engaged in the development and sale of web-based services largely based on our Inscrybe™ platform and related capabilities. In the United States, we offer our patent pending content authentication technology in the form of the United States Postal Service® Electronic Postmark® (EPM). In Germany the business is engaged in the development and sale of software applications that provide electronic signature and time stamping capabilities for a variety of corporate processes including electronic billing and archiving solutions. Our web-based services and software applications are compliant with applicable digital signature rules and guidelines. We sell our web-based services and software applications through a direct sales effort and reseller arrangements.

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

During fiscal 2007, we took several steps to sharpen our strategic business focus and realigned our operations accordingly. In the United States we continued to invest in developing our Inscrybe™ platform and launched Inscrybe Healthcare, a trusted content exchange service specifically targeting the needs of enterprises in the healthcare sector. In June 2007 we completed the sale of our Document Management Solutions and Systems Integration businesses that were strategically not relevant to our business direction and in August 2007 we launched Inscrybe Office™ which brings together the power of online communications with a number of powerful features, such as electronic signatures, content authentication and trusted time stamps using the USPS EPM seal. Meanwhile, our operating unit in Germany continued to grow acceptance for its electronic invoicing product, and made a successful entry into the German healthcare market with its security technology offerings.

In July 2007, we entered into a new three-year license agreement with the USPS to act as a non-exclusive authorized service provider of the USPS EPM. Pursuant to this license agreement, the USPS granted the company a non-exclusive, worldwide license to use its applicable trademarks and other intellectual property rights for the EPM service in order to enable the company to offer the EPM service directly to the market. The USPS will define and maintain the technical and operational standards for the EPM service, and serve as backup verifier for all EPM transactions. Authentidate is the first provider to be authorized in a new standards-based EPM service model created by the USPS to help ensure performance standards and facilitate the development of a multi-provider environment. The company previously operated the EPM service on behalf of the USPS since March 2003, under a strategic alliance agreement that expired on July 31, 2007.

On November 26, 2007, our Board of Directors promoted Mr. O’Connell Benjamin to the office of President to fill one of the positions formerly held by Mr. Suren Pai, who departed as our President and Chief Executive Officer and resigned as a member of our Board of Directors. We are currently negotiating the terms of an employment agreement with Mr. Benjamin. In January 2008, we announced a comprehensive plan intended to accelerate revenue growth and enhance shareholder value in the second half of fiscal 2008. The plan, set forth in a series of strategic initiatives, follows a detailed assessment of the company’s business strategy and operations by senior management and the Board of Directors. Pursuant to this plan, we intend to enhance our sales and customer service capabilities by leveraging our existing resources, focus our marketing and sales efforts on additional segments of the healthcare industry and reduce our operating costs, including downsizing our management team and certain product development resources. Although we will incur severance costs in the second and third quarters of fiscal 2008 as a result of these actions, we do not believe that such costs will have a material adverse impact on us.

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

Results of Operations

Three and six months ended December 31, 2007 compared to three and six months ended December 31, 2006.

Revenues increased approximately 66% to $1,661,000 for the quarter ended December 31, 2007, compared to $1,002,000 for the prior year period. These results reflect increases in transaction volumes and new customers in both our US and German operations. Revenues for the six months ended December 31, 2007 reflect the same trends as the quarter and increased approximately 44% to $2,709,000 from $1,885,000 for the prior year.

Cost of revenues increased to $537,000 for the quarter ended December 31, 2007, compared to $381,000 for the prior year period. Cost of revenues for the six months ended December 31, 2007 increased to $991,000 compared to $765,000 for the same period in the prior year. These increases are due primarily to the increase in revenues discussed above.

Selling, general and administrative (SG&A) expenses increased to $5,689,000 for the quarter ended December 31, 2007, compared to $4,089,000 for the same period in 2006. This increase reflects cost management activities and lower share-based compensation expense for the quarter which were offset by legal expenses and settlements of approximately $1,600,000, and professional service and accrued severance expenses of approximately $50,000 and $612,000, respectively, for various board projects and initiatives. The prior year amount also includes incremental legal expenses of approximately $750,000. SG&A expenses for the six months ended December 31, 2007 increased to $10,246,000 compared to $8,372,000 for the prior year due to the items discussed above. For the six month period, legal expenses and settlements were approximately $2,300,000, and professional services and accrued severance were approximately $300,000 and $780,000, respectively. The prior year period includes incremental legal expenses of approximately $1,300,000.

Product development expenses were $922,000 for the quarter ended December 31, 2007, compared to $499,000 for the comparable period in 2006. Product development spending relates primarily to our investment in our US business and fluctuates period to period based on the amounts capitalized. Total spending for the quarter, including capitalized amounts, was $1,117,000 compared to $913,000 for the prior year due primarily to an increase in the use of contract employees in the current period. Product development expenses for the six months ended December 31, 2007 were $1,694,000 compared to $1,400,000 for the prior year. Total spending for the period was $2,189,000 compared to $2,184,000 for the same period in 2006.

Depreciation and amortization expense decreased to $419,000 for the quarter ended December 31, 2007, compared to $540,000 for the prior year period reflecting the timing of certain purchases and in service dates. Depreciation and amortization expense for the six months ended December 31, 2007 was $798,000 compared to $814,000 for the prior year period.

Interest and other income decreased to $430,000 for the quarter ended December 31, 2007, compared to $508,000 for the prior year period. For the six months ended December 31, 2007 interest and other income decreased to $961,000 compared to $1,098,000 for the prior year. These decreases are due primarily to higher interest rates during the current periods, net of the effect of lower cash and investment balances as we continue to invest in our business.

Net loss from continuing operations for the quarter ended December 31, 2007 was $5,476,000, or $0.16 per share, compared to $3,812,000, or $0.11 per share, from continuing and discontinued operations for the quarter ended December 31, 2006. For the six months ended December 31, 2007 net loss from continuing operations was $10,059,000, or $0.29 per share, compared to $8,107,000, or $0.24 per share, from continuing and discontinued operations for the prior year. The increase in net loss reflects the increase in revenues and the cost management activities discussed above which were offset by the higher legal expenses and settlements and other incremental expenses discussed above for fiscal 2008.

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

Property, plant and equipment expenditures totaled approximately $295,000, software license expenditures totaled approximately $22,000 and capitalized software development expenditures totaled approximately $495,000 for the six months ended December 31, 2007. We have developed and intend to continue to develop new services and applications to grow our business and address new markets.

Cash Flows

At December 31, 2007, cash, cash equivalents and marketable securities amounted to approximately $23,277,000 and total assets at that date were $40,064,000. These amounts have decreased since June 30, 2007 by $8,354,000 and $8,640,000, respectively, as we utilized cash principally to fund operating losses, product development activities, changes in working capital and capital expenditures for corporate infrastructure during the period ended December 31, 2007. Cash used for the period also includes expenditures of approximately $1,347,000 for incremental legal expenses, $262,000 for board projects and $168,000 for payment of accrued severance obligations. We expect to continue to use cash to fund operating losses, product development activities and capital expenditures for the foreseeable future.

Net cash used by operating activities was $7,507,000 for the six months ended December 31, 2007, compared to $8,686,000 for the comparable period in 2006. This decrease is due primarily to working capital and expense management which was offset in part by the legal expenses discussed above.

Net cash used by investing activities, excluding purchases and sales of marketable securities, was $812,000 for the six months ended December 31, 2007, compared to $1,301,000 for the comparable period in 2006. This decrease is due primarily to the amount of product development spending capitalized in fiscal 2007 and lower spending for software licenses.

Cash flows from financing activities for the six months ended December 31, 2007 and 2006 were not significant.

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

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of December 31, 2007, no shares of the Series B preferred stock have been redeemed.

As previously reported, we were the respondent in a proceeding arising out of our contractual relationships with Shore Venture Group, LLC alleging that we have infringed certain patent rights and other matters. Shore Venture Group had withdrawn from the proceeding a number of claims, including a claim for damages in connection with an alleged copyright infringement and that it has rights under one or more of our patent applications. As described in detail at Item 1. “Legal Proceedings” of Part II of this Report on Form 10-Q, we received the decision of the arbitrators in this proceeding in December 2007 in which the arbitrators awarded the claimants damages in the amount $1,079,262 plus interest in the amount of $563,676. The arbitrators further awarded the claimants per diem interest of $303.00 from December 12, 2007 through the date the award was rendered. Following a post-hearing briefing, the arbitrators awarded the claimants attorneys’ fees of $241,038 on January 31, 2008. The full amount for this settlement has been accrued as of December 31, 2007.

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

The offices of our subsidiary Authentidate International, AG are located at Großenbaumer Weg 6, 404072 Dusseldorf. We lease approximately 820 square meters at an annual rent of approximately $200,000 pursuant to a lease agreement which expired on May 31, 2007. We are currently leasing this facility on a month to month basis. On December 28, 2007 we entered into a lease for a new location in Dusseldorf. The lease is for a term of five years commencing on July 1, 2008. The annual rent is approximately $300,000 per year and the lease provides us with options to renew the lease for two additional five year terms at the then-current market rate.

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

On November 26, 2007, our Board of Directors appointed Mr. O’Connell Benjamin to the office of President, effective immediately. Mr. Benjamin’s appointment fills one of the positions formerly held by Mr. Suren Pai, who ceased serving as our President and Chief Executive Officer as of such date. Pursuant to the employment agreement we had with Mr. Pai, in connection with the cessation of his employment with us, Mr. Pai is entitled to: (a) all compensation accrued but not paid as of the termination date; (b) a severance payment equal to the sum of (i) 12 months of the greater of (A) his base salary in effect on the termination date and (B) the highest base salary in effect at any time during the ninety (90) day period to the date of termination; and (ii) an additional severance payment of $187,500; and (c) continued participation in our benefit plans through the end of the month of the one-year anniversary of the termination of his employment. In addition, pursuant to his employment agreement, the options we granted Mr. Pai under such employment agreement which vested as of the date of termination, plus 200,000 options, are deemed vested and exercisable for two years from the date of termination. The full cost of this arrangement was accrued during the quarter ended December 31, 2007.

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of December 31, 2007 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$6,215	$800	$2,674	$1,571	$1,169

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2007, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

In December 2007, the FASB issued Financial Accounting Standard (FAS) No.141 (Revised 2007), “Business Combination.”. Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141R also changed the accounting treatment for certain specific items, including: acquisition costs will generally be expensed as incurred; non controlling interests will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have approximately $16,975,000 invested in high quality, short term investments as of December 31, 2007. We do not believe that any of our financial instruments have significant risk associated with market sensitivity. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At December 31, 2007, our unrestricted cash and marketable securities totaled $23,277,000, most of which was invested in asset backed short term investments, commercial paper, and money market accounts. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

As previously reported, on November 26, 2007, we appointed O’Connell Benjamin as our President to replace our former Chief Executive. Inherent with changes in management is a change in understanding of the control environment, the business processes and internal controls. Management believes that the integration of the new President has been successful.

Other than as described above, there was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

As previously reported, Authentidate Holding Corp. was named as the defendant in a claim filed by Shore Venture Group in the federal District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. The complaint in this case was filed on March 2, 2005 and an amended complaint was filed on or about April 26, 2005. On October 12, 2005, the parties entered into an agreement to arbitrate the claims asserted against us by plaintiffs. On October 19, 2005, the Court approved and entered a Consent Order referring the case to arbitration by the American Arbitration Association and staying the lawsuit pending resolution of the arbitration. In this case, the claimants seek additional shares of the common stock of our subsidiary, Authentidate, Inc., and had withdrawn a number of other claims in the arbitration, including claims for damages in connection with an alleged copyright infringement and rights under one or more of our patent applications. An arbitration hearing in this matter concluded on September 10, 2007. On December 20, 2007, we received the decision of the arbitrators, which was rendered on December 19, 2007, awarding the claimants damages in the amount $1,079,262 plus interest in the amount of $563,676. The arbitrators further awarded the claimants per diem interest at the rate of $303.00 from December 12, 2007 through the date the award was rendered. Following a post-hearing briefing, the arbitrators awarded the claimants attorneys’ fees of $241,038 on January 31, 2008. The arbitration award extinguishes any interest of Shore Ventures in any shares of stock or stock options of Authentidate Holding Corp. or Authentidate, Inc. The full amount for this settlement has been accrued as of December 31, 2007.

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

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Report on Form 10-Q , including certain revisions to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, and subsequent filings with the SEC, have affected, and in some cases could affect, our actual results of operation and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this quarterly report on Form 10-Q, including our financial statements and related notes.

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred net losses of approximately $15,063,000, $17,823,000 and $19,184,000 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively and a net loss of approximately $10,059,000 for the six months ended December 31, 2007. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods.

Our capital requirements are significant and we have historically financed our operations through private placements of securities.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software and services, such as our Inscrybe Healthcare platform and related modules and our Inscrybe Office offering. Due to these expenditures, we have incurred significant losses to date. We used approximately $14,852,000, $13,743,000 and $10,821,000 in cash for continuing operating activities for the fiscal years ended June 30, 2007, 2006 and 2005, respectively, and $7,507,000 for the six months ended December 31, 2007. We expect the proceeds received from our February 2004 private financing, in which we raised approximately $69,100,000 in net proceeds, and cash generated from operations and asset sales, to satisfy our cash needs for the foreseeable future. No assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations. If we are unable to attain projected revenue levels for our business, it may be necessary to raise additional capital to fund operations and to meet our obligations in the future.

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

Our future success depends upon the continued service of our key management, technical, sales, finance, and other critical personnel. On November 26, 2007, our board of directors appointed Mr. O’Connell Benjamin to the office of President, effective immediately. Mr. Benjamin’s appointment fills one of the positions formerly held by Mr. Suren Pai, who ceased serving as our President and Chief Executive Officer as of such date. We are currently negotiating the terms of an employment agreement with Mr. Benjamin and except for our CFO and the CEO of our German operation, our key personnel do not have employment agreements with us. We cannot assure you that we will be able to retain our key employees for any particular length of time. Key personnel have left our company in the past and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues.

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

We evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. Goodwill is evaluated annually for impairment at the end of each fiscal year, regardless of events and circumstances. In fiscal 2005 we recorded an impairment charge of approximately $4,800,000 for goodwill and other long-term intangible assets. As of December 31, 2007, we had approximately $7,300,000 of goodwill principally from our acquisition of our German subsidiary, Authentidate International, AG. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

We have incurred significant additional costs concerning our international operations and may incur additional costs in the future.

We have incurred substantial costs in supporting the operation of our German subsidiary, Authentidate International, AG. In June 2007, we entered into a new one-year employment agreement with Mr. Jan Wendenburg, the CEO of Authentidate International, pursuant to which he received a base salary of approximately, 210,000 Euros. Further, for the fiscal years ended June 30, 2007, 2006 and 2005 and the six months ended December 31, 2007, we advanced or made capital investments of approximately $3,372,000 to this subsidiary. We cannot provide any assurance that we will recoup any of these amounts from this subsidiary. We expect to incur additional costs in the future in connection with the operations of this subsidiary.

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

On May 2, 2006, we were issued our first U.S. patent and we also have seven issued foreign patents. In addition, we have ten U.S., ten foreign and one PCT patent applications pending relating to the technology and business processes underlying our services and applications. However, some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate” and “CareCert” in the U.S., the trademark “Authentidate” in Germany and in the European Community and a number of other trademarks as Madrid Protocol international registrations. We have also sought to register a number of additional trademarks in the U.S. and certain foreign markets, including “Inscrybe,” “MyInscrybe” and “Inscrybe Office.” We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

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

As described under the caption “Legal Proceedings,” we received the decision of the arbitrators in the proceeding commenced against us by Shore Venture Group, LLC. As described in detail at Item 1. “Legal Proceedings” of Part II of this Report on Form 10-Q, the arbitrators awarded the claimants damages in the amount $1,079,262 plus interest in the amount of $563,676. The arbitrators further awarded the claimants per diem interest of $303.00 from December 12, 2007 through the date the award was rendered. Following a post-hearing briefing, the arbitrators awarded the claimants attorneys’ fees of $241,038 on January 31, 2008. The arbitration award extinguishes any interest of Shore Ventures in any shares of stock or stock options of Authentidate Holding Corp. or Authentidate, Inc. Shore Venture Group had withdrawn from the proceeding a number of claims, including a claim for damages in connection with an alleged copyright infringement and that it has rights under one or more of our patent applications.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended June 30, 2007 traded as low as $1.20 per share and as high as $2.73 per share. During the six months ended December 31, 2007, our stock traded in the range of $0.55 to $1.60. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

We currently are not in compliance with The Nasdaq Global Market $1.00 minimum bid price requirement and failure to regain and maintain compliance with this standard could result in delisting and adversely affect the market price and liquidity of our common stock.

On December 18, 2007, we received a deficiency letter from the Nasdaq Stock Market notifying us that the closing price per share of our common stock was below the $1.00 minimum bid price requirement for 30 consecutive trading days and that, as a result, we no longer meet The Nasdaq Stock Market’s minimum bid price requirement for continued listing. Nasdaq has provided us with 180 calendar days, or until June 16, 2008, to regain compliance. To regain compliance with the minimum bid price requirement, the closing bid price of our common stock must remain above $1.00 for a minimum of ten consecutive trading days during the 180-day compliance period. If this occurs, Nasdaq will provide us with written notification of compliance. However, if we do not regain compliance within the time frame provided by Nasdaq, our common stock may be delisted from The Nasdaq Global Market. In the event that we were to receive a delisting notice, we are permitted to appeal the delisting determination to a Nasdaq Listings Qualifications Panel. In addition, in the event that such a delisting determination was based solely on non-compliance with the minimum bid price rule, we may be permitted to transfer the listing of our common stock to the Nasdaq Capital Market if we satisfy all criteria for initial inclusion on such market other than compliance with the minimum bid price requirement. In the event of such a transfer, the Nasdaq Marketplace Rules provide that we would be granted an additional 180 calendar days to comply with the minimum bid price rule while on the Nasdaq Capital Market. The 180-day compliance period relates exclusively to our bid price deficiency and we may be delisted during the 180-day period for failure to maintain compliance with any other listing requirement which occurs during this period.

If our common stock were to be delisted from The Nasdaq Stock Market, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board. Such trading will reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock. If our common stock is delisted from The Nasdaq Stock Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock. As a result, the ability of our shareholders to resell their shares of common stock, and the price at which they could sell their shares, could be adversely affected. The delisting of our stock from the Nasdaq Stock Market would also make it more difficult for us to raise additional capital.

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

As of December 31, 2007, the following options and warrants were outstanding:

•

Stock options to purchase approximately 4,858,000 shares of common stock at exercise prices ranging from $0.79 to $15.33 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $4.11 per share. These stock options are employee and non-executive director options.

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

a) Sales of Unregistered Securities

In October 2007, we issued an aggregate of 18,481 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2001 Non-Executive Director Stock Option Plan, as amended. In January 2008, we issued an aggregate of 34,237 shares of our common stock to those of our non-executive directors that elected to participate in this program. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

b) Not applicable

c) Repurchase of Equity Securities

We did not repurchase any of our equity securities during the six months ended December 31, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Dated	Exhibit	Filed Herewith
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

February 7, 2008	/s/ O’Connell Benjamin
Date	O’Connell Benjamin
President

/s/ William A. Marshall
William A. Marshall
Chief Financial Officer & Treasurer