Form 10-Q
period 2008-03-31
AUTHENTIDATE HOLDING CORP
filed 2008-05-08
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2008
Common Stock, $0.001 par value per share	34,536,936 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)	March 31, 2008 (Unaudited)	June 30, 2007
Assets
Current assets
Cash and cash equivalents	$5,879	$8,735
Restricted cash	521	521
Marketable securities	—	22,896
Accounts receivable, net	953	1,543
Prepaid expenses and other current assets	626	399

Total current assets	7,979	34,094
Marketable securities	12,352	—
Property and equipment, net	1,121	1,078
Note receivable, net of deferred gain of $2,000	—	—
Other assets
Software development costs, net	2,549	2,463
Goodwill	7,341	7,341
Other assets	1,493	1,609
Assets held for sale	2,119	2,119

Total assets	$34,954	$48,704

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,552	$3,992
Deferred revenue	1,250	1,230
Other current liabilities	43	157

Total current liabilities	3,845	5,379
Long-term deferred revenue	140	140

Total liabilities	3,985	5,519

Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value; 5,000 shares authorized Series B, 28 shares issued and outstanding	3	3
Common stock, $.001 par value; 75,000 shares authorized, 34,502 and 34,430 issued and outstanding on March 31, 2008 and June 30, 2007, respectively	35	34
Additional paid-in capital	165,362	164,336
Accumulated deficit	(134,356)	(121,125)
Accumulated other comprehensive loss	(75)	(63)

Total shareholders’ equity	30,969	43,185

Total liabilities and shareholders’ equity	$34,954	$48,704

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share data)	2008	2007	2008	2007
Revenues
Software licenses and support	$1,059	$1,324	$2,740	$2,406
Hosted software services	624	469	1,652	1,272

Total revenues	1,683	1,793	4,392	3,678

Operating expenses
Cost of revenues	623	541	1,614	1,310
Selling, general and administrative	3,475	3,980	13,721	12,348
Product development	623	643	2,317	2,043
Depreciation and amortization	430	372	1,228	1,186

Total operating expenses	5,151	5,536	18,880	16,887

Operating loss	(3,468)	(3,743)	(14,488)	(13,209)

Other income	349	490	1,310	1,588

Loss from continuing operations	(3,119)	(3,253)	(13,178)	(11,621)

Income (loss) from discontinued operations	—	(128)	—	133

Net loss	$(3,119)	$(3,381)	$(13,178)	$(11,488)

Basic and diluted loss per share
Continuing operations	$(0.09)	$(0.09)	$(0.38)	$(0.34)
Discontinued operations	—	(0.01)	—	0.01

Basic and diluted loss per share	$(0.09)	$(0.10)	$(0.38)	$(0.33)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
(in thousands)	2008	2007
Cash flows from operating activities
Net loss	$(13,178)	$(11,488)
Adjustments to reconcile net loss to net cash used by operating activities
Income from discontinued operations	—	(133)
Depreciation and amortization	1,228	1,186
Share-based severance	145	—
Share-based compensation	810	1,312
Shares issued for services	72	—
Changes in assets and liabilities
Accounts receivable	590	(842)
Prepaid expenses and other current assets	(227)	(812)
Accounts payable, accrued expenses and other liabilities	(1,572)	(1,331)
Deferred revenue	20	201

Net cash used in operating activities	(12,112)	(11,907)

Cash flows from investing activities
Purchases of property and equipment and other assets	(555)	(308)
Other intangible assets acquired	(45)	(287)
Capitalized software development costs	(641)	(1,170)
Net sales of marketable securities	10,544	12,476

Net cash provided by investing activities	9,303	10,711

Cash flows from financing activities
Dividends paid	(35)	(35)

Net cash used in financing activities	(35)	(35)

Effect of exchange rate changes on cash flows	(12)	30

Net decrease in cash and cash equivalents	(2,856)	(1,201)
Cash flow from discontinued operations - operating activities	—	312
Cash flow from discontinued operations - investing activities	—	(126)
Cash flow from discontinued operations - financing activities	—	—

Cash and cash equivalents, beginning of period	8,735	9,366

Cash and cash equivalents, end of period	$5,879	$8,351

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries Authentidate, Inc., Authentidate International AG, and Trac Medical Solutions, Inc., (collectively, the “company”). All significant intercompany transactions and balances have been eliminated in consolidation. As discussed more fully in Note 6, in June 2007, the company completed the sale of its Document Management Solutions and Systems Integration businesses. Accordingly, these businesses have been presented as discontinued operations in the condensed consolidated financial statements for the prior year periods presented. The results of operations for the periods ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the company’s Form 10-K for the fiscal year ended June 30, 2007 and the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2. Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Loss from continuing operations	$(3,119)	$(3,253)	$(13,178)	$(11,621)
Income (loss) from discontinued operations	—	(128)	—	133

Net loss	(3,119)	(3,381)	(13,178)	(11,488)
Preferred stock dividends	(18)	(18)	(53)	(53)

Net loss applicable to common shareholders	$(3,137)	$(3,399)	$(13,231)	$(11,541)

Weighted average shares	34,494	34,413	34,469	34,413

Basic and diluted loss per common share
Continuing operations, less preferred dividends	$(0.09)	$(0.09)	$(0.38)	$(0.34)
Discontinued operations	—	(0.01)	—	0.01

Basic and diluted loss per common share	$(0.09)	$(0.10)	$(0.38)	$(0.33)

All common stock equivalents were excluded from the calculation of net loss per share for the periods presented because their impact is antidilutive, or for discontinued operations, not material. At March 31, 2008, employee and non-executive director options (4,845,000), warrants (473,000), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding. At March 31, 2007, employee and non-executive director options (4,700,000), warrants (712,000), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Share-Based Compensation

The impact of share-based compensation expense on the results of operations is as follows (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Loss from continuing operations before share-based compensation expense	$(2,849)	$(2,791)	$(12,368)	$(10,309)
Share-based compensation expense	(270)	(462)	(810)	(1,312)

Loss from continuing operations	$(3,119)	$(3,253)	$(13,178)	$(11,621)

Loss before share-based compensation expense	$(2,849)	$(2,881)	$(12,368)	$(10,063)
Share-based compensation expense	(270)	(500)	(810)	(1,425)

Net loss	$(3,119)	$(3,381)	$(13,178)	$(11,488)

Basic and diluted loss per share
Continuing operations before share-based compensation	$(0.08)	$(0.08)	$(0.36)	$(0.30)
Share-based compensation expense	(0.01)	(0.01)	$(0.02)	(0.04)
Discontinued operations before share-based compensation	—	(0.01)	—	0.01

Basic and diluted loss per share	$(0.09)	$(0.10)	$(0.38)	$(0.33)

Share-based compensation by category is as follows (in thousands):
	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
SG&A expenses, net	$3,247	$3,581	$13,013	$11,226
Share-based compensation expense	228	399	708	1,122

Total SG&A expenses	$3,475	$3,980	$13,721	$12,348

Product development expenses, net	$583	$583	$2,217	$1,863
Share-based compensation expense	40	60	100	180

Total product development expenses	$623	$643	$2,317	$2,043

Cost of revenues, net	$621	$538	$1,612	$1,300
Share-based compensation expense	2	3	2	10

Total cost of revenues	$623	$541	$1,614	$1,310

The company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The company based its estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The company retained a third party valuation firm to calculate expected volatility which was based on the company’s historical stock volatility and historical stock volatility of comparable companies in the industry for the fiscal year ending 2007. The assumptions used in the company’s Black-Scholes calculations for fiscal 2008 and 2007 are as follows:

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

Stock option activity under the Employees and Non-Executive Directors Stock Option Plans (the “Plans”) for the period ended March 31, 2008 is as follows (in thousands, except per share and average life data):

Employees Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2007	4,330	$4.64
Granted	881	1.24
Forfeited	(776)	3.86

Outstanding, March 31, 2008	4,435	$4.12		$—

Exercisable at March 31, 2008	3,457	$4.62	2.97	$—

Expected to vest at March 31, 2008	822	$2.21	8.41	$—

Non-Executive Director Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2007	340	$4.47
Granted	70	1.32

Outstanding, March 31, 2008	410	$3.93	6.13	$—

Non-executive director options are granted at market price and vest on the grant date.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Unvested options as of March 31, 2008, and changes in such options during the nine month period then ended are summarized below (in thousands, except per share and average life data):

	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Unvested balance, June 30, 2007	1,018	$0.86
Granted	881	0.69
Vested	(584)	0.81
Forfeited	(337)	1.00

Unvested balance, March 31, 2008	978	$0.73	8.41	$—

As of March 31, 2008, there was $775,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. This expense is expected to be recognized over a weighted-average period of 26 months.

There were no options exercised during the nine months ended March 31, 2008 and 2007. The weighted average grant date fair value of options granted during the nine month periods ended March 31, 2008 and 2007 was approximately $0.69 and $0.75, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of options vested was $530,000 and $1,184,600 for the nine month periods ended March 31, 2008 and 2007, respectively.

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

On January 17, 2007, the shareholders approved several amendments to the 2001 Non-Executive Director Stock Option Plan whereby non-executive director stock options expire ten years from the original date of grant, non-executive directors will have up to two years to exercise their options after leaving the board and may elect to receive up to 50% of their cash director compensation in restricted common stock of the company issued at fair value in accordance with the terms of the Plan. For the nine months ending March 31, 2008, the company issued 71,874 shares of restricted common stock (valued at approximately $71,600) to certain non-executive directors in connection with this program. In April 2008, the company issued 34,659 share of restricted common stock (valued at approximately $15,200) to such directors under the program.

4. Comprehensive Loss:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net loss as reported	$(3,119)	$(3,381)	$(13,178)	$(11,488)
Currency translation adjustment	(3)	25	(12)	30

Comprehensive loss	$(3,122)	$(3,356)	$(13,190)	$(11,458)

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Marketable Securities

Our marketable securities are generally comprised of auction rate securities rated AAA or AA by one or more national rating agencies. The auction rate securities have contractual maturities of up to 30 years, but generally have interest rate reset dates that occur every 7, 28 or 35 days and despite the long-term nature of their stated contractual maturities, we have had the ability to liquidate these securities at ongoing auctions every 35 days or less. As a result of credit market conditions in 2008, auctions for most types of auction rate securities have been failing and interest rates have reset at contractual rates which are generally higher than market rates. Although this market is currently less liquid than it has been in the past, the fair market value of auction rates securities is based on the quality of such securities. At March 31, 2008, we had approximately $12.4 million of AAA rated auction rate securities consisting primarily of investments in government insured student loan issues. We classify our investments in auction rate securities as “available for sale.” These investments are recorded at cost which approximates fair market value due to their variable interest rates, which typically reset every 7, 28 or 35 days. Along with other auction rate securities, recent auctions for our investments have failed. However, because of the quality of such investments, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from such investments. All income generated from these investments is recorded as interest income. While we have the ability to do so, we do not expect to hold any auction rate security longer than one year and we believe market conditions for auction rate securities will recover during this period. However, as a result of current market conditions, such securities have been classified as long-term assets at March 31, 2008.

6. Discontinued Operations and Assets Held for Sale

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

Operating results for discontinued operations for the three and nine month periods ended March 31, 2007 reflected operating loss and income of approximately $128,000 and $133,000, respectively, from revenues of $2,082,000 and $7,798,000, respectively.

7. Segment Information

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

Revenues from external customers include revenues from our German operations of approximately $1,059,000 and $2,740,000 for three and nine month periods ended March 31, 2008 and $1,324,000 and $2,406,000 for the three and nine month periods ended March 31, 2007, respectively. This operation had assets of approximately $955,000 and $2,103,000 at March 31, 2008 and 2007, respectively.

8. Goodwill and Other Intangible Assets

The company performs an annual valuation of goodwill at the end of the fiscal year. Any adverse development or change in our business during the year would require an interim assessment. For the nine months ended March 31, 2008 there were no adverse developments or changes that required such an assessment and the carrying amount of goodwill has not changed. Approximately $7,291,000 for goodwill relates to our business in Germany.

Other intangible assets consist of the following (in thousands):

	March 31, 2008			June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years
Patents	$342	$132	$210	$342	$117	$225	17
Trademarks	146	43	103	146	38	108	20
Acquired technologies	72	72	—	72	72	—	2
Licenses	1,246	861	385	1,201	672	529	3

Total	$1,806	$1,108	$698	$1,761	$899	$862

The company amortizes other intangible assets under the straight line method. Amortization expense was approximately $73,000 and $209,000 for the three and nine month periods ended March 31, 2008, respectively. Amortization expense for the next five fiscal years is expected to be as follows (in thousands):

2008	$68
2009	166
2010	100
2011	97
2012	57
Thereafter	210

$698

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Shareholders’ Equity

The changes in shareholders’ equity for the nine months ended March 31, 2008 are summarized as follows (in thousands):

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2007	$3	$34	$164,336	$(121,125)	$(63)	$43,185
Preferred stock dividends				(53)		(53)
Share-based compensation expense			810			810
Share-based severance expense			145			145
Issuance of common stock		1	71			72
Currency translation adjustment					(12)	(12)
Net loss		—	—	(13,178)		(13,178)

Balance, March 31, 2008	$3	$35	$165,362	$(134,356)	$(75)	$30,969

During the nine months ended March 31, 2008, no stock options or common stock warrants were exercised.

10. Preferred Stock

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

11. Commitments and Contingencies

As previously reported, Authentidate Holding Corp. was named as the defendant in a claim filed by Shore Venture Group in the federal District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. The complaint in this case was filed on March 2, 2005 and an amended complaint was filed on or about April 26, 2005. On October 12, 2005, the parties entered into an agreement to arbitrate the claims asserted against us by plaintiffs. On October 19, 2005, the Court approved and entered a Consent Order referring the case to arbitration by the American Arbitration Association and staying the lawsuit pending resolution of the arbitration. In this case, the claimants sought additional shares of the common stock of our subsidiary, Authentidate, Inc., and had withdrawn a number of other claims in the arbitration, including claims for damages in connection with an alleged copyright infringement and rights under one or more of our patent applications. An arbitration hearing in this matter concluded on September 10, 2007. On December 20, 2007, we received the decision of the arbitrators, which was rendered on December 19, 2007, awarding the claimants damages in the amount $1,079,262 plus interest in the amount of $563,676. The arbitrators further awarded the claimants per diem interest at the rate of $303.00 from December 12, 2007 through the date the award was rendered. Following a post-hearing briefing, the arbitrators awarded the claimants attorneys’ fees of $241,038 on January 31, 2008. The arbitration award extinguishes any interest of Shore Ventures in any shares of stock or stock options of Authentidate Holding Corp. or Authentidate, Inc. The full amount for this settlement was accrued as of December 31, 2007 and was paid in February 2008.

Between June and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York against our company and certain of our current and former directors and former officers. Plaintiffs in those actions alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The securities law claims were based on the allegations that we failed to disclose that our August 2002 agreement with the USPS contained certain performance metrics, and that the USPS could cancel the agreement if we did not meet these metrics; that we did not disclose complete and accurate information as to our performance under, and efforts to renegotiate, the USPS agreement; and that when we did disclose that the USPS might cancel the agreement, the market price of our stock declined. On October 5, 2005 the Court consolidated the class actions under the caption In re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS), and appointed the Illinois State Board of Investment as lead plaintiff under the Private Securities Litigation Reform Act. The plaintiff filed an amended consolidated complaint on January 3, 2006, which asserted the same claims as

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

the prior complaints and also alleged that Authentidate violated the federal securities laws by misrepresenting that it possessed certain patentable technology. On July 14, 2006, the Court dismissed the amended complaint in its entirety; certain claims were dismissed with prejudice and plaintiff was given leave to replead those claims which were not dismissed with prejudice. In August 2006, plaintiff filed a second amended complaint, which does not assert any claims relating to the company’s patents or under the Securities Act of 1933, but which otherwise is substantially similar to the prior complaint. The second amended complaint seeks unspecified monetary damages. The company moved to dismiss the second amended complaint on November 13, 2006. The motion is pending before the court.

In addition to the class action complaints, four purported shareholder derivative actions were filed against certain current and former directors and former officers of the company in June and July 2005 in the United States District Court for the Southern District of New York. These federal court derivative actions were based on substantially the same events and factual allegations as the original class action complaints and asserted claims that Authentidate was injured by an alleged breach of fiduciary duty, waste, mismanagement, violations of Sarbanes-Oxley, and misappropriation of inside information. The derivative complaints sought, among other things, damages, equitable relief, restitution, and payment of costs and expenses incurred in the litigation (including legal fees). Plaintiffs in the derivative actions entered into a Court-approved stipulation providing for the consolidation of their actions and the selection of Maxine Philips as the lead plaintiff. Plaintiffs filed a consolidated complaint on November 14, 2005, which defendants moved to dismiss on January 13, 2006 on the ground that plaintiffs had not made a proper demand on the Board of Directors. On March 20, 2006, before the motion to dismiss was decided, plaintiffs in the federal court derivative action voluntarily dismissed their complaint without prejudice. On April 6, 2006, the court held a hearing to confirm, among other things, that plaintiffs had not received any payment or other consideration for the dismissal of their claims. At the hearing plaintiffs agreed to file a motion seeking court approval for the dismissal. Plaintiffs filed this motion on April 18, 2006 and the court entered an order dismissing the consolidated complaint on May 5, 2006. Subsequently, on May 25, 2006, the plaintiffs sent a letter to the Board of Directors demanding that it file a derivative suit on behalf of the company which asserts the same claims as the complaint which plaintiffs voluntarily dismissed only weeks earlier.

On December 13, 2005, a purported shareholder derivative action was filed in the Supreme Court of New York, Schenectady County, entitled Elkin v. Goldman et al., No. 2005-2240. Plaintiff in that action demanded that our Board of Directors file a derivative action on behalf of the company against nine of its current and former directors and former officers. The complaint asserts the same claims that are alleged in the first federal court derivative actions. The Board of Directors, following a recommendation from a committee of the Board composed of outside, non-employee directors who were advised by independent outside counsel, concluded that commencing litigation, as demanded by Elkin, is not in our best interest.

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

In connection with our promotion of our new President, we have approved the following principal terms of an employment agreement with him: (a) annual base salary of $290,000; (b) annual bonus potential targeted at 50% of base salary, in the discretion of the Board, or if the Board so designates, the Management Resources and Compensation Committee of the Board based on the annual performance of the Company; and (c) in the event of the termination of Mr. Benjamin’s employment by us without “cause”, or by Mr. Benjamin for “good reason”, as such terms are to be defined in Mr. Benjamin’s employment agreement or, if upon the expiration of the agreement his employment is not renewed, he would be entitled to: (i) all compensation accrued but not paid as of the termination date; (ii) a severance payment equal to twelve months of his base salary in effect as of the termination date; and (iii) continued participation in our benefit plans (or comparable plans) until the end of the month of the one-year anniversary of the termination of his employment. Further, in the event of a change of control, Mr. Benjamin would have the right to terminate his employment with us for any reason within a limited period of time following the change of control and such termination would be deemed for good reason. In such an event, we would be required to pay him the amounts described in the immediately preceding paragraph.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the company has not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2008, we were not aware of any obligations under such indemnification agreements that would require material payments.

12. Income Taxes

On July 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized. Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and was taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed; and if a position is determined to be more likely than not of being sustained, the entity should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Upon the adoption of FIN 48, the company analyzed filing positions in all of the federal and state jurisdictions where the company is required to file income tax returns, as well as all open tax years in these jurisdictions. In connection with the adoption of FIN 48, the company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively. No adjustment was necessary as a result of the implementation of FIN 48. The company continues to fully recognize its tax benefits which are offset by a valuation allowance due to the uncertainty that the deferred tax assets will be realized. We will continue to evaluate the realizability of our domestic net deferred tax assets and may record additional benefits in future earnings if we determine the realization of these assets is more likely than not. At July 1, 2007 and March 31, 2008, the company did not have any unrecognized tax benefits.

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

For a number of years, we have experienced net losses and negative cash flow from operating activities. Our principal activities during this period have focused on developing new products and services, hiring management, refining our business strategies and repositioning our businesses for growth. Although we believe we are well positioned for such growth, we expect to continue to generate net losses and negative cash flow for the foreseeable future as we expand our operations. See “Liquidity and Capital Resources”.

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

On November 26, 2007, our Board of Directors promoted Mr. O’Connell Benjamin to the office of President to fill one of the positions formerly held by Mr. Suren Pai, who departed as our President and Chief Executive Officer and resigned as a member of our Board of Directors. In January 2008, we announced a comprehensive plan intended to accelerate revenue growth and enhance shareholder value in the second half of fiscal 2008 and beyond. The plan, set forth in a series of strategic initiatives, follows a detailed assessment of the company’s business strategy and operations by senior management and the Board of Directors. Pursuant to this plan, we intend to enhance our sales and customer service capabilities by leveraging our existing resources and adding resources, focus our marketing and sales efforts on additional segments of the healthcare industry and continue to manage our operating costs. In January 2008, we completed the downsizing of our management team and certain product development resources and recorded severance costs in the second and third quarters of fiscal 2008.

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

Revenue Recognition

Revenue is derived from transaction fees for web-based services, software licenses, maintenance arrangements, hosting services, Electronic Postmark (EPM) sales and post contract customer support services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met: the delivered item has value to the customer on a stand alone basis; there is objective and reliable evidence of the fair value of the undelivered items in the arrangement; if the arrangement includes a general right of return relative to the delivered items; and delivery or performance of the undelivered item is considered probable and substantially in our control. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement. If these criteria are met, we allocate total revenue among the elements based on the sales price of each element when sold separately which is referred to as vendor specific objective evidence or VSOE.

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

The company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The company based its estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The company retained a third party valuation firm to calculate expected volatility which was based on the company’s historical stock volatility and historical stock volatility of comparable companies in the industry for the fiscal year ending 2007. The assumptions used in the company’s Black-Scholes calculations for fiscal 2008 and 2007 are as follows:

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

Results of Operations

Three and nine months ended March 31, 2008 compared to three and nine months ended March 31, 2007.

Revenues were approximately $1,683,000 for the quarter ended March 31, 2008, compared to $1,793,000 for the prior year period. These results reflect an increase of approximately 33% in US revenues from increases in transaction volumes and new customers which was offset by a decrease in revenues from our German operation due to the timing of certain contract awards. Revenues for the nine months ended March 31, 2008 were approximately $4,392,000 compared to $3,678,000 for the prior year. These results reflect increases of approximately 30% in US revenues and 14% in German revenues from higher transaction volumes and new customers.

Cost of revenues increased to $623,000 for the quarter ended March 31, 2008, compared to $541,000 for the prior year period. Cost of revenues for the nine months ended March 31, 2008 increased to $1,614,000 compared to $1,310,000 for the same period in the prior year. These increases are due primarily to higher license and maintenance expenses.

Selling, general and administrative (SG&A) expenses decreased to $3,475,000 for the quarter ended March 31, 2008, compared to $3,980,000 for the same period in 2007. This decrease reflects cost management activities and lower share-based compensation expense for the quarter which were offset in part by professional service expenses of approximately $137,000 for various board projects and initiatives and accrued severance of $355,000 related to the downsizing of our workforce. The prior year amount also includes incremental legal expenses of approximately $500,000. SG&A expenses for the nine months ended March 31, 2008 increased to $13,721,000 compared to $12,348,000 for the prior year due to incremental legal expenses and settlements and the items discussed above. For the nine month period, legal expenses and settlements were approximately $2,300,000 and professional services and accrued severance were approximately $438,000 and $1,132,000, respectively. The prior year period includes incremental legal expenses of approximately $1,800,000.

Product development expenses were $623,000 for the quarter ended March 31, 2008, compared to $643,000 for the comparable period in 2007. Product development spending fluctuates period to period based on the amounts capitalized. Total spending for the quarter, including capitalized amounts, was $769,000 compared to $1,029,000 for the prior year reflecting headcount reductions during the current quarter offset in part by the use of contract employees for certain projects. Product development expenses for the nine months ended March 31, 2008 were $2,317,000 compared to $2,043,000 for the prior year. Total spending for the period was $2,958,000 compared to $3,213,000 for the same period in 2007 reflecting the same trends as the quarter.

Depreciation and amortization expense increased to $430,000 for the quarter ended March 31, 2008, compared to $372,000 for the prior year period. Depreciation and amortization expense for the nine months ended March 31, 2008 was $1,228,000 compared to $1,186,000 for the prior year period.

Interest and other income decreased to $349,000 for the quarter ended March 31, 2008, compared to $490,000 for the prior year period. For the nine months ended March 31, 2008 interest and other income decreased to $1,310,000 compared to $1,588,000 for the prior year. These decreases are due primarily to higher interest rates during the current periods, net of the effect of lower cash and investment balances as we continue to invest in our business.

Net loss from continuing operations for the quarter ended March 31, 2008 was $3,119,000, or $0.09 per share, compared to $3,381,000, or $0.10 per share, from continuing and discontinued operations for the quarter ended March 31, 2007. The decrease in the current period net loss reflects the cost management activities discussed above. For the nine months ended March 31, 2008, net loss from continuing operations was $13,178,000, or $0.38 per share, compared to $11,488,000, or $0.33 per share, from continuing and discontinued operations for the prior year. The increase in net loss for the year-to-date period reflects the increase in revenues and the cost management activities discussed above which were offset by the higher legal expenses and settlements and other incremental expenses discussed above.

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

Expenditures for equipment and other assets totaled approximately $555,000, software license expenditures totaled approximately $45,000 and capitalized software development expenditures totaled approximately $641,000 for the nine months ended March 31, 2008. We have developed and intend to continue to develop new services and applications to grow our business and address new markets.

Cash Flows

At March 31, 2008, cash, cash equivalents and marketable securities amounted to approximately $18,231,000 and total assets at that date were $34,954,000. These amounts have decreased since June 30, 2007 by $13,400,000 and $13,750,000, respectively, as we utilized cash principally to fund operating losses, product development activities, changes in working capital and capital expenditures for corporate infrastructure during the period ended March 31, 2008. Cash used for the period also includes expenditures of approximately $3,457,000 for incremental legal expenses and settlements, $335,000 for board projects and $692,000 for payment of accrued severance obligations. We expect to continue to use cash to fund operating losses, product development activities and capital expenditures for the foreseeable future.

Net cash used by operating activities was $12,112,000 for the nine months ended March 31, 2008, compared to $11,907,000 for the comparable period in 2007. This change reflects the incremental expenses discussed above which offset our working capital and expense management activities.

Net cash used by investing activities, excluding purchases and sales of marketable securities, was $1,241,000 for the nine months ended March 31, 2008, compared to $1,765,000 for the comparable period in 2007. This decrease is due primarily to the decrease in product development spending capitalized in fiscal 2008 and lower spending for software licenses.

Cash flows from financing activities for the nine months ended March 31, 2008 and 2007 were not significant.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits, product development activities and capital expenditures. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings. As discussed more fully in note 5 to the condensed consolidated financial statements included in this Form 10-Q, our marketable securities consist of AAA rated auction rate securities in government insured student loan issues. Although these investments have become less liquid as a result of current credit market conditions, we do not believe these conditions will have a material adverse effect on our financial condition, results of operations or cash flows. We believe we have enough cash, cash equivalents and marketable securities to support our operations for at least the next twelve months.

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

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of March 31, 2008, no shares of the Series B preferred stock have been redeemed.

As previously reported, we were the respondent in a proceeding arising out of our contractual relationships with Shore Venture Group, LLC alleging that we have infringed certain patent rights and other matters. Shore Venture Group had withdrawn from the proceeding a number of claims, including a claim for damages in connection with an alleged copyright infringement and that it has rights under one or more of our patent applications. As described in detail at Item 1. “Legal Proceedings” of Part II of this Quarterly Report on Form 10-Q, we received the decision of the arbitrators in this proceeding in December 2007 in which the arbitrators awarded the claimants damages in the amount $1,079,262 plus interest in the amount of $563,676. The arbitrators further awarded the claimants per diem interest of $303.00 from December 12, 2007 through the date the award was rendered. Following a post-hearing briefing, the arbitrators awarded the claimants attorneys’ fees of $241,038 on January 31, 2008. The full amount for this settlement was accrued as of December 31, 2007 and was paid in February 2008.

Between June and August 2005, several purported shareholder class and derivative actions were filed against our company and certain current and former directors and former officers. The complaints and current status of these actions are described in detail under the caption “Legal Proceedings,” appearing in Item 1. of Part II of this Quarterly Report on Form 10-Q. Management is unable to determine at this time whether these complaints will have a material adverse impact on its financial condition, results of operations or cash flow.

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

The offices of our subsidiary Authentidate International, AG are located at Rethelstraße 47, D-40237 Dusseldorf. We lease approximately 1,052 square meters at an annual rent of approximately $300,000 pursuant to a lease agreement dated December 28, 2007. The lease is for a term of five years and two months commencing on May 1, 2008 and provides us with options to renew the lease for two additional five year terms at the then-current market rate.

Severance and Other Commitments

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

On January 26, 2006, we entered into a Termination Agreement with Dennis H. Bunt, our Chief Financial Officer, and he resigned his position effective April 30, 2006. Pursuant to the Termination Agreement, we agreed to pay and/or provide Mr. Bunt (a) a severance payment of approximately $315,000, payable in equal installments over a period of twenty-four months; (b) an additional payment of $33,000 as additional severance and reimbursement of certain expenses; and (c) the accelerated vesting of all options granted to him and the continuation of the exercise period in which he may exercise such options. The full cost of this arrangement was accrued in fiscal 2006 and was paid in full by April 30, 2008.

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

In connection with his promotion, Mr. Benjamin’s base salary was increased to $290,000 effective January 1, 2008 and he will be entitled to a discretionary performance-based bonus for the 2008 fiscal year in the discretion of our Management Resources and Compensation Committee. Mr. Benjamin was also granted options to purchase 100,000 shares of our common stock at an exercise price of $1.25. These options vest over a three year period commencing on the first anniversary of the date of grant and expire ten years from the grant date. Our Management Resources and Compensation Committee has approved an employment agreement with Mr. Benjamin with the following principal terms:

•	Annual base salary of $290,000.

•

Annual bonus potential targeted at 50% of base salary, in the discretion of the Board, or if the Board so designates, the Management Resources and Compensation Committee of the Board based on the annual performance of the company.

•

In the event of the termination of Mr. Benjamin’s employment by us without “cause”, or by Mr. Benjamin for “good reason”, as such terms are to be defined in Mr. Benjamin’s employment agreement or, if upon the expiration of the agreement his employment is not renewed, he would be entitled to: (a) all compensation accrued but not paid as of the termination date; (b) a severance payment equal to twelve months of his base salary in effect as of the termination date; and (c) continued participation in our benefit plans (or comparable plans) until the end of the month of the one-year anniversary of the termination of his employment.

•

In the event of a change of control, Mr. Benjamin would have the right to terminate his employment with us for any reason within a limited period of time following the change of control and such termination would be deemed for good reason. In such an event, we would be required to pay him the amounts described in the immediately preceding paragraph. Further, in the event of such a termination, the 100,000 options granted to Mr. Benjamin described above would be deemed vested and exercisable for an extended period following the termination date.

•	If Mr. Benjamin’s employment is terminated by us for “cause” he will not be entitled to any further compensation or benefits other than his accrued and unpaid compensation.

•

The employment agreement will contain confidentiality obligations that survive termination and non-solicitation and non-competition obligations that end on the first anniversary of the date of cessation of Mr. Benjamin’s employment.

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of March 31, 2008 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$6,110	$901	$2,732	$1,448	$1,029

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2008, we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us.

Present Accounting Standards Not Yet Adopted

In September 2006, the FASB issued Financial Accounting Standard (FAS) No. 157, “Fair Value Measurements”. FAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. FAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for certain nonfinancial assets and liabilities as to which the date is November 15, 2008. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

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

In December 2007, the FASB issued Financial Accounting Standard (FAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51”. FAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. FAS No.160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. FAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have approximately $12,352,000 invested in high quality investments as of March 31, 2008. Although these investments have become less liquid as a result of current credit market conditions, we do not believe that any of our financial instruments have significant risk associated with market sensitivity. For more information on these investments see note 5 to our condensed consolidated financial statements included in this Form 10-Q. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At March 31, 2008, our unrestricted cash and marketable securities totaled $18,231,000 of which approximately $5,401,000 was invested in commercial paper and money market accounts and approximately $12,352,000 was invested in auction rate securities. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses. For more information on these investments see note 5 to our condensed consolidated financial statements included in this Form 10-Q.

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

Other than as described above, there was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

As previously reported, Authentidate Holding Corp. was named as the defendant in a claim filed by Shore Venture Group in the federal District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. The complaint in this case was filed on March 2, 2005 and an amended complaint was filed on or about April 26, 2005. On October 12, 2005, the parties entered into an agreement to arbitrate the claims asserted against us by plaintiffs. On October 19, 2005, the Court approved and entered a Consent Order referring the case to arbitration by the American Arbitration Association and staying the lawsuit pending resolution of the arbitration. In this case, the claimants sought additional shares of the common stock of our subsidiary, Authentidate, Inc., and had withdrawn a number of other claims in the arbitration, including claims for damages in connection with an alleged copyright infringement and rights under one or more of our patent applications. An arbitration hearing in this matter concluded on September 10, 2007. On December 20, 2007, we received the decision of the arbitrators, which was rendered on December 19, 2007, awarding the claimants damages in the amount $1,079,262 plus interest in the amount of $563,676. The arbitrators further awarded the claimants per diem interest at the rate of $303.00 from December 12, 2007 through the date the award was rendered. Following a post-hearing briefing, the arbitrators awarded the claimants attorneys’ fees of $241,038 on January 31, 2008. The arbitration award extinguishes any interest of Shore Ventures in any shares of stock or stock options of Authentidate Holding Corp. or Authentidate, Inc. The full amount for this settlement was accrued as of December 31, 2007 and was paid in February 2008.

Between June and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York against our company and certain of our current and former directors and former officers. Plaintiffs in those actions alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The securities law claims were based on the allegations that we failed to disclose that our August 2002 agreement with the USPS contained certain performance metrics, and that the USPS could cancel the agreement if we did not meet these metrics; that we did not disclose complete and accurate information as to our performance under, and efforts to renegotiate, the USPS agreement; and that when we did disclose that the USPS might cancel the agreement, the market price of our stock declined. On October 5, 2005 the Court consolidated the class actions under the caption In re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS), and appointed the Illinois State Board of Investment as lead plaintiff under the Private Securities Litigation Reform Act. The plaintiff filed an amended consolidated complaint on January 3, 2006, which asserted the same claims as the prior complaints and also alleged that Authentidate violated the federal securities laws by misrepresenting that it possessed certain patentable technology. On July 14, 2006, the Court dismissed the amended complaint in its entirety; certain claims were dismissed with prejudice and plaintiff was given leave to replead those claims which were not dismissed with prejudice. In August 2006, plaintiff filed a second amended complaint, which does not assert any claims relating to the company’s patents or under the Securities Act of 1933, but which otherwise is substantially similar to the prior complaint. The second amended complaint seeks unspecified monetary damages. The company moved to dismiss the second amended complaint on November 13, 2006. The motion is pending before the court.

In addition to the class action complaints, four purported shareholder derivative actions were filed against certain current and former directors and former officers of the company in June and July 2005 in the United States District Court for the Southern District of New York. These federal court derivative actions were based on substantially the same events and factual allegations as the original class action complaints and asserted claims that Authentidate was injured by an alleged breach of fiduciary duty, waste, mismanagement, violations of Sarbanes-Oxley, and misappropriation of inside information. The derivative complaints sought, among other things, damages, equitable relief, restitution, and payment of costs and expenses incurred in the litigation (including legal fees). Plaintiffs in the derivative actions entered into a Court-approved stipulation providing for the consolidation of their actions and the selection of Maxine Philips as the lead plaintiff. Plaintiffs filed a consolidated complaint on November 14, 2005, which defendants moved to dismiss on January 13, 2006 on the ground that plaintiffs had not made a proper demand on the Board of Directors. On March 20, 2006, before the motion to dismiss was decided, plaintiffs in the federal court derivative action voluntarily dismissed their complaint without prejudice. On April 6, 2006, the court held a hearing to confirm, among other things, that plaintiffs had not received any payment or other consideration for the dismissal of their claims. At the hearing plaintiffs agreed to file a motion seeking court approval for the dismissal. Plaintiffs filed this motion on April 18, 2006 and the court entered an order dismissing the consolidated complaint on May 5, 2006. Subsequently, on May 25, 2006, the plaintiffs sent a letter to the Board of Directors demanding that it file a derivative suit on behalf of the company which asserts the same claims as the complaint which plaintiffs voluntarily dismissed only weeks earlier.

On December 13, 2005, a purported shareholder derivative action was filed in the Supreme Court of New York, Schenectady County, entitled Elkin v. Goldman et al., No. 2005-2240. Plaintiff in that action demanded that our Board of Directors file a derivative action on behalf of the company against nine of its current and former directors and former officers. The complaint asserts the same claims that are alleged in the first federal court derivative actions. The Board of Directors, following a recommendation from a committee of the Board composed of outside, non-employee directors who were advised by independent outside counsel, concluded that commencing litigation, as demanded by Elkin, is not in our best interest.

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

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Report on Form 10-Q and a restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2007. You should carefully consider the risks described below, together with all of following risk factors and the other information included in this report, in considering our business herein as well as the information included in other reports and prospects. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations, financial condition and/or operating results. If any of the matters or events described in the following risks actually occurs, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment due to any of these risks.

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred net losses of approximately $15,063,000, $17,823,000 and $19,184,000 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively and a net loss of approximately $13,178,000 for the nine months ended March 31, 2008. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods.

Our capital requirements are significant and we have historically financed our operations through private placements of securities.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software and services, such as our Inscrybe Healthcare platform and related modules and our Inscrybe Office offering. Due to these expenditures, we have incurred significant losses to date. We used approximately $14,852,000, $13,743,000 and $10,821,000 in cash for continuing operating activities for the fiscal years ended June 30, 2007, 2006 and 2005, respectively, and $12,112,000 for the nine months ended March 31, 2008. We expect the proceeds received from our February 2004 private financing, in which we raised approximately $69,100,000 in net proceeds, and cash generated from operations and asset sales, to satisfy our cash needs for the foreseeable future. No assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations. If we are unable to attain projected revenue levels for our business, it may be necessary to raise additional capital to fund operations and to meet our obligations in the future.

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

As described in detail at Item 1. “Legal Proceedings” of Part II of this Quarterly Report on Form 10-Q, several purported class action complaints were filed in federal court alleging our company and certain of our current and former directors and former officers violated the federal securities laws. Subsequently, four purported shareholder derivative actions were filed against certain of our current and former directors and former officers based on allegations substantially similar to those set forth in the purported class actions. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

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

Our future success depends upon the continued service of our key management, technical, sales, finance, and other critical personnel. On November 26, 2007, our board of directors appointed Mr. O’Connell Benjamin to the office of President, effective immediately. Mr. Benjamin’s appointment fills one of the positions formerly held by Mr. Suren Pai, who ceased serving as our President and Chief Executive Officer as of such date. In connection with our promotion of our new President, we have approved the following principal terms of an employment agreement with him: (a) annual base salary of $290,000; (b) annual bonus potential targeted at 50% of base salary, in the discretion of the Board, or if the Board so designates, the Management Resources and Compensation Committee of the Board based on the annual performance of the Company; and (c) in the event of the termination of Mr. Benjamin’s employment by us without “cause”, or by Mr. Benjamin for “good reason”, as such terms are to be defined in Mr. Benjamin’s employment agreement or, if upon the expiration of the agreement his employment is not renewed, he would be entitled to: (i) all compensation accrued but not paid as of the termination date; (ii) a severance payment equal to twelve months of his base salary in effect as of the termination date; and (iii) continued participation in our benefit plans (or comparable plans) until the end of the month of the one-year anniversary of the termination of his employment. Further, in the event of a change of control, Mr. Benjamin would have the right to terminate his employment with us for any reason within a limited period of time following the change of control and such termination would be deemed for good reason. In such an event, we would be required to pay him the amounts described in the immediately preceding paragraph.

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

We evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. Goodwill is evaluated annually for impairment at the end of each fiscal year, regardless of events and circumstances. In fiscal 2005 we recorded an impairment charge of approximately $4,800,000 for goodwill and other long-term intangible assets. As of March 31, 2008, we had approximately $7,300,000 of goodwill principally from our acquisition of our German subsidiary, Authentidate International, AG. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

We have incurred significant additional costs concerning our international operations and may incur additional costs in the future.

We have incurred substantial costs in supporting the operation of our German subsidiary, Authentidate International, AG. In June 2007, we entered into a new one-year employment agreement with Mr. Jan Wendenburg, the CEO of Authentidate International, pursuant to which he received a base salary of approximately, 210,000 Euros. Further, for the fiscal years ended June 30, 2007, 2006 and 2005 and the nine months ended March 31, 2008, we advanced or made capital investments of approximately $3,372,000 to this subsidiary. We cannot provide any assurance that we will recoup any of these amounts from this subsidiary. We expect to incur additional costs in the future in connection with the operations of this subsidiary.

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

On May 2, 2006, we were issued our first U.S. patent and we also have seven issued foreign patents. On April 17, 2008 the U.S. Patent and Trademark Office mailed us a Notice of Allowance for another of our patent applications to issue as a patent. In addition, we have nine U.S., ten foreign and one PCT patent applications pending relating to the technology and business processes underlying our services and applications. However, some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate” and “CareCert” in the U.S., the trademark “Authentidate” in Germany and in the European Community and a number of other trademarks as Madrid Protocol international registrations. We have also sought to register a number of additional trademarks in the U.S. and certain foreign markets, including “Inscrybe,” “MyInscrybe” and “Inscrybe Office.” We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended June 30, 2007 traded as low as $1.20 per share and as high as $2.73 per share. During the nine months ended March 31, 2008, our stock traded in the range of $0.39 to $1.60. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

As of March 31, 2008, the following options and warrants were outstanding:

•

Stock options to purchase approximately 4,845,000 shares of common stock at exercise prices ranging from $0.44 to $15.33 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $4.10 per share. These stock options are employee and non-executive director options.

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

a) Sales of Unregistered Securities

In January 2008 and April 2008, we issued an aggregate of 34,237 and 34,659 shares of our common stock, respectively, to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2001 Non-Executive Director Stock Option Plan, as amended. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

In April 2008, we entered into a consulting services agreement with CRA and pursuant to such agreement granted warrants to purchase 150,000 shares of our common stock to Crystal Research. The warrants are exercisable for a period of four years from the date of issuance at an exercise price of $0.39 per share. The warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and the consultant represented to us that it is an accredited investor, as such term is defined in Regulation D, promulgated under the Securities Act of 1933, as amended.

b) Not applicable

c) Repurchase of Equity Securities

We did not repurchase any of our equity securities during the nine months ended March 31, 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

Not Applicable.

Item 5.	Other Information

Effective as of November 26, 2007, O’Connell Benjamin became our President. In connection with his promotion, Mr. Benjamin’s base salary was increased to $290,000 effective January 1, 2008 and he will be entitled to a discretionary performance-based bonus for the 2008 fiscal year in the discretion of our Management Resources and Compensation Committee. Mr. Benjamin was also granted options to purchase 100,000 shares of our common stock at an exercise price of $1.25. These options vest over a three year period commencing on the first anniversary of the date of grant and expire ten years from the grant date. Our Management Resources and Compensation Committee has approved an employment agreement with Mr. Benjamin with the following principal terms:

•	Annual base salary of $290,000.

•

Annual bonus potential targeted at 50% of base salary, in the discretion of the Board, or if the Board so designates, the Management Resources and Compensation Committee of the Board based on the annual performance of the company.

•

In the event of the termination of Mr. Benjamin’s employment by us without “cause”, or by Mr. Benjamin for “good reason”, as such terms are to be defined in Mr. Benjamin’s employment agreement or, if upon the expiration of the agreement his employment is not renewed, he would be entitled to: (a) all compensation accrued but not paid as of the termination date; (b) a severance payment equal to twelve months of his base salary in effect as of the termination date; and (c) continued participation in our benefit plans (or comparable plans) until the end of the month of the one-year anniversary of the termination of his employment.

•

In the event of a change of control, Mr. Benjamin would have the right to terminate his employment with us for any reason within a limited period of time following the change of control and such termination would be deemed for good reason. In such an event, we would be required to pay him the amounts described in the immediately preceding paragraph. Further, in the event of such a termination, the 100,000 options granted to Mr. Benjamin described above would be deemed vested and exercisable for an extended period following the termination date.

•	If Mr. Benjamin’s employment is terminated by us for “cause” he will not be entitled to any further compensation or benefits other than his accrued and unpaid compensation.

•

The employment agreement will contain confidentiality obligations that survive termination and non-solicitation and non-competition obligations that end on the first anniversary of the date of cessation of Mr. Benjamin’s employment.

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

AUTHENTIDATE HOLDING CORP.

May 8, 2008	/s/ O’Connell Benjamin
Date	O’Connell Benjamin
President

/s/ William A. Marshall
William A. Marshall
Chief Financial Officer & Treasurer