Form 10-K
period 2008-06-30
AUTHENTIDATE HOLDING CORP
filed 2008-09-26
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2007): $19,700,000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 34,614,833 as of September 5, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.

None

PART I

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 1 (“BUSINESS”) AND ITEM 7 (“MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”), CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “BELIEVE,” “ANTICIPATE,” “THINK,” “INTEND,” “PLAN,” “WILL BE,” “EXPECT”, AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REGARDING FUTURE EVENTS AND/OR OUR FUTURE FINANCIAL PERFORMANCE ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL EVENTS OR OUR ACTUAL FUTURE RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, RISKS ASSOCIATED WITH MARKET ACCEPTANCE OF OUR SOFTWARE AND SERVICES, OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN, COMPETITION, MANAGEMENT OF GROWTH, PRICING, TECHNOLOGICAL CHANGES, DECISIONS BY THE USPS, THE AVAILABILITY OF ANY NEEDED FINANCING AND OTHER RISKS AND UNCERTAINTIES THAT MAY BE DETAILED FROM TIME TO TIME IN OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THE SIGNIFICANT RISKS AND UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH STATEMENTS SHOULD NOT BE REGARDED AS A REPRESENTATION BY US OR ANY OTHER PERSON THAT OUR OBJECTIVES AND PLANS WILL BE ACHIEVED.

ITEM 1.	BUSINESS

General

Authentidate Holding Corp. (Authentidate or the company) is a worldwide provider of secure workflow management software and web-based services. Authentidate and its subsidiaries provide software applications and web-based services that address a variety of business needs for our customers, including increasing revenues, reducing costs, raising service levels, improving productivity, providing automated audit trails, enhancing compliance with regulatory requirements and reducing paper based processes. Our scalable offerings are primarily targeted at enterprises and office professionals and incorporate security technologies such as rules based electronic forms, intelligent routing and transaction management, electronic signing, content authentication, identity credentialing and verification and web and fax-based communication capabilities to electronically facilitate secure and trusted workflows. Authentidate currently operates its business in the United States and Germany with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. In the United States the business is engaged in the development and sale of web-based services largely based on our Inscrybe™ platform and related capabilities. In the United States, we offer our patent pending content authentication technology in the form of the United States Postal Service® Electronic Postmark® (EPM). In Germany the business is engaged in the development and sale of software applications that provide electronic signature and time stamping capabilities for a variety of corporate processes including electronic billing and archiving solutions. Our web-based services and software applications are compliant with applicable digital signature rules and guidelines. We sell our web-based services and software applications through a direct sales effort and reseller arrangements.

General Business Developments during Fiscal Year 2008

During fiscal 2008 and the early part of fiscal 2009, we have continued to take steps to refine our strategic focus, complete our core service offerings, significantly expand our addressable markets, reduce operating costs and position the company for long-term growth. In the United States we have continued to invest in our Inscrybe™ platform with particular emphasis on refining and marketing Inscrybe Healthcare™, an automated and trusted workflow service targeting the needs of enterprises in the healthcare market. We also launched Inscrybe Office™, an electronic signing, document exchange and content authentication service for enterprises and office professionals. Over this same period our business unit in Germany continued to grow acceptance for its electronic invoicing product, and focused on further penetrating the German healthcare market with its security technology offerings.

In July 2007, we entered into a new three-year license agreement with the USPS to act as a non-exclusive authorized service provider of the USPS EPM. Pursuant to this license agreement, the USPS granted Authentidate a non-exclusive, worldwide license to use its applicable trademarks and other intellectual property rights for the EPM service in order to enable the company to offer the EPM service directly to the market. The USPS will define and maintain the technical and operational standards for the EPM service, and serve as backup verifier for all EPM transactions. Authentidate is the first provider to be authorized in a new standards-based EPM service model created by the USPS to help ensure performance standards and facilitate the development of a multi-provider environment. The company previously operated the EPM service on behalf of the USPS since March 2003, under a strategic alliance agreement that expired on July 31, 2007.

On November 26, 2007, the Board of Directors promoted Mr. O’Connell Benjamin to the office of President to fill one of the positions formerly held by Mr. Suren Pai, who departed as our President and Chief Executive Officer and resigned as a member of our Board of Directors. In January 2008, we announced a comprehensive plan intended to accelerate revenue growth and enhance shareholder value in the second half of fiscal 2008 and beyond. The plan, set forth in a series of strategic initiatives, follows a detailed assessment of Authentidate’s business strategy and operations by senior management and the Board of Directors. Pursuant to this plan, the company has focused on enhancing its sales and customer service capabilities by leveraging its existing resources and adding resources, directing its marketing and sales efforts to address additional segments of the healthcare industry and continuing to manage operating costs. In January 2008, Authentidate completed the downsizing of its management team and certain product development resources and recorded severance costs in the second and third quarters of fiscal 2008.

In June 2008 we formed a joint venture with EncounterCare Solutions, Inc., a provider of technology and services for the home healthcare marketplace. The joint venture called ExpressMD™ Solutions will provide in-home patient vital signs monitoring systems and services to improve care for patients with chronic illnesses and reduce the cost of care by delivering results to their health care providers via the Internet. ExpressMD Solutions combines EncounterCare’s Electronic House Call™ patient vital signs monitoring appliances with a specially designed web-based management and monitoring software module based on Authentidate’s Inscrybe™ Healthcare platform. The service enables unattended measurements of patients’ vital signs and related health information. Patients’ data is securely sent electronically to each patient’s health care provider for review. ExpressMD Solutions is designed to aid wellness and preventative care, and deliver better care to specific patient segments such as the elderly, special needs or pediatric patients with chronic illnesses who require regular monitoring of serious medical conditions. Using ExpressMD Solution’s offerings, health care providers will be able to easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans via the Internet. ExpressMD Solution’s easy to use patient monitoring system is intended to provide patients with increased peace of mind and improved condition outcomes through a combination of care plan schedule reminders and comprehensive disease management education on their in-home communication unit. The service will provide intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Health care providers and health insurers are also expected to benefit by having additional tools to improve patient care, and reduce overall in-person and emergency room patient visits.

In August 2008, Authentidate entered into a definitive merger agreement to acquire all of the membership interests of Parascript LLC and certain of its subsidiaries for up to $10 million in cash, 30 million shares of AHC Group Inc. (“New Authentidate”) common stock, all of the shares of its German subsidiary Authentidate International AG, a 10%, five year junior unsecured note in the aggregate principal amount of $20 million, subject to adjustments, and contingent consideration based on the financial performance of a newly formed business unit to exploit certain markets for Parascript’s image analysis and pattern recognition technology. Principal and interest on the note are subject to certain restrictions on payment based on available cash flow. The contingent consideration is payable in New Authentidate common stock valued at $3.00 per share based on ten times the average EBITDA achieved by the new business unit for the fiscal years ending 2010 and 2011. The transaction is contingent upon certain events, including Authentidate shareholder approval, and there can be no assurance that the transaction will close as anticipated. Authentidate will account for this transaction using the purchase method of accounting. As a result, the assets and liabilities of Parascript LLC will be recorded at their estimated fair values as of the date that the transaction occurs. For further information regarding this transaction, see the joint proxy statement/prospectus filed on behalf of New Authentidate on August 13, 2008.

We intend to continue our efforts to market our software applications and web-based services in our target markets. We also intend to focus on identifying additional applications and markets where our technology can address customer needs.

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

For the fiscal year ended June 30, 2008 one customer accounted for approximately 18% of our consolidated revenues. A discussion of the geographic areas where we have business operations is set forth in Note 16 of Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Products and Services

Our business in the U.S. provides hosted services that enable customers to securely conduct the trusted exchange of electronic content. Our Inscrybe Healthcare service is currently targeted at the medical supply and home healthcare sectors. Our new Inscrybe Office service is targeted primarily at enterprises and office professionals in a variety of document intensive markets. Our offerings include:

Inscrybe™ Healthcare—a secure web-based information network that enables users to efficiently and cost-effectively exchange time-sensitive information via the web or fax. Inscrybe Healthcare incorporates electronic signatures, content authentication using the USPS EPM, workflow intelligence and HIPAA compliance. It is used to track and manage all kinds of structured and unstructured data and can be interfaced with existing in-house and external systems. Inscrybe Healthcare includes the following workflow automation modules:

•	eReferral—automates the entire order placement and tracking process between the physician office and the homecare provider.

•

eCMN—provides an automated process for certificates of medical necessity, written orders and other documentation required by home medical equipment suppliers to support reimbursement of equipment and service claims.

•	ePOC—enables online processing of plan of care forms between home health agencies, skilled care providers and physicians to facilitate timely patient care and reimbursement.

•	eCA—provides an electronic submission and tracking process for claims attachments required for proper processing of healthcare claims.

•	ePA—automates the processing management of prior authorizations, prior approvals and treatment authorization requests required by state Medicad programs and certain healthcare plans.

•	MDKeyBank™—provides a technically compliant physicians credentialing tool that allows for the electronic signing of electronic medical forms online.

•	Inscrybe Healthcare Discharge—defines workflows for patient discharge referrals, eligibility, verification and acceptances.

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

Signamus Signature Service and Signature Check Web service—provides an out-sourced qualified signature and verification service for entities and a 7 x 24 web service to verify signatures and time stamps.

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

Competition

We compete in markets for our workflow management software and web-based services that are highly competitive and rapidly changing. Although we believe there is no single company that directly competes with our content authentication services and solutions, we are aware of efforts by other companies to develop products or services to either compete directly with our services and solutions or that could be used as alternatives to our offerings. We believe that the principal competitive factors affecting the market for our services and solutions include features such as ease of use, quality/reliability of our offerings, scalability, features and functionality, customer service and support and price. Although we believe that our solutions compete favorably in respect of all these factors, there can be no assurance that we can maintain our competitive position against current or potential competitors.

These companies offer fax products, web based processing of medical forms and signature solutions that could compete with our services and solutions. In addition, companies with which we do not presently directly compete may become competitors in the future through their product development in the area of secure online services and such companies may have greater financial, technological, and marketing resources than we do. Therefore, these competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards and customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products or services directly to customers through bundling or other means. If such competitors were to bundle competing products or services for their customers, the demand for our products and services might be substantially reduced and the ability to distribute our products successfully and the utilization of our services would be substantially diminished.

New technologies and the expansion of existing technologies may increase competitive pressure. We cannot assure you that competing technologies developed by others or the emergence of new industry standards will not adversely affect our competitive position or render our security services or technologies noncompetitive or obsolete. In addition, our markets are characterized by announcements of collaborative relationships involving our competitors. The existence or announcement of any such relationships could adversely affect our ability to attract and retain customers. As a result of the foregoing and other factors, we may not be able to compete effectively with current or future competitors, and competitive pressures that we face could materially harm our business.

Patents and Trademarks

On May 2, 2006, we were issued our first U.S. patent, Patent No. 7,039,616, titled “Method for Proof of Transaction”. We also have seven issued foreign patents, and nine U.S., and ten foreign and one PCT patent applications pending relating to the technology and business processes underlying our services and applications.

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

Research and Development

The market for our software and services is characterized by rapid technological change involving the application of a number of advanced technologies, including those relating to computer hardware and software, communication technologies, mass storage devices, electronic signatures, content authentication and other related technologies. Our ability to be competitive depends upon our ability to anticipate and effectively react to technological changes, changing market conditions for our software and services, and the requirements of our customers. Product development expenses for the fiscal years ended June 30, 2008, 2007, and 2006 were $2,823,000, $2,594,000, and $3,575,000, respectively.

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

Employees

At June 30, 2008, we employed 70 full-time employees throughout our operations, including our senior management. None of our employees are represented by a collective bargaining agreement and we believe that our employee relations are satisfactory. In the normal course of business, we also use part-time employees and contract with third parties to provide support for various projects.

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

Where to Find More Information

We file registration statements, periodic and current reports, proxy statements, and other materials with the Securities and Exchange Commission (SEC). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings. We make our public filings with the SEC, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all exhibits and amendments to these reports available free of charge on our Web site, http://www.authentidate.com, as soon as reasonably practicable after we file such material with the SEC. We also make available on our Web site reports filed by our executive officers and directors on Forms 3, 4 and 5 regarding their ownership of our securities. These materials are available in the “Investor Relations” portion of our Web site, under the link “SEC Filings.” Information contained on our Web site is not part of this Annual Report on Form 10-K.

Corporate Information

Authentidate Holding Corp. was organized in August 1985 as Bitwise Designs, Inc. and reincorporated under the laws of the state of Delaware in May 1992. We changed our name to Authentidate Holding Corp. in March 2001. Our executive offices are presently located at the Connell Corporate Center, 300 Connell Drive, 5th Floor, Berkeley Heights, New Jersey 07922, and our telephone number is (908) 787-1700. Authentidate, Inc. was organized as a majority-owned subsidiary during our 2000 fiscal year and we presently own 100% of the outstanding capital stock of this company. Authentidate International AG was formed through a joint venture in March, 2000 with our subsidiary, Authentidate, Inc. On March 15, 2002, we acquired all of the outstanding capital stock of this company not held by our subsidiary.

ITEM 1A. RISK	FACTORS

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended June 30, 2008, have affected, and in some cases could affect, our actual results of operation and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our financial statements and related notes.

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred net losses of approximately $15,811,000, $15,063,000, and $17,823,000 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively, and we had an accumulated deficit of approximately $137,000,000 as of June 30, 2008. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods.

Our capital requirements are significant and we have historically financed our operations through private placements of securities.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software and services, such as our Inscrybe Healthcare platform and related modules and our Inscrybe Office offering. Due to these expenditures, we have incurred significant losses to date. We used approximately $14,903,000, $14,852,000, and $13,743,000 in cash for continuing operating activities for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. We expect the proceeds received from our February 2004 private financing, in which we raised approximately $69,100,000 in net proceeds, and cash generated from operations and asset sales, to satisfy our cash needs for at least the next twelve months. No assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations. If we are unable to attain projected revenue levels for our business, it may be necessary to raise additional capital to fund operations and to meet our obligations in the future.

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

As described in detail at Item 3. “Legal Proceedings” of Part I of this Annual Report on Form 10-K, several purported class action complaints were filed in federal court alleging that the company and certain of our current and former directors and former officers violated the federal securities laws. Subsequently, four purported shareholder derivative actions were filed against certain current and former directors and former officers based on allegations substantially similar to those set forth in the purported class actions. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

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

Our future success depends upon the continued service of our key management, technical, sales, finance, and other critical personnel. Other than our President, CFO and the President of our German operation, our key personnel do not have employment agreements and we cannot assure you that we will be able to retain them. Key personnel have left our company in the past and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues.

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves. For example, accounting for employee stock options under FAS 123(R) has had a material impact on our consolidated results of operations and earnings per share.

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

We evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. Goodwill is evaluated annually for impairment at the end of each fiscal year, regardless of events and circumstances. In fiscal 2005 we recorded an impairment charge of approximately $4,800,000 for goodwill and other long-term intangible assets. As of June 30, 2008, we had approximately $7,300,000 of goodwill principally from our acquisition of our German subsidiary, Authentidate International, AG. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

We have incurred significant additional costs concerning our international operations and may incur additional costs in the future.

We have incurred substantial costs in supporting the operation of our German subsidiary, Authentidate International, AG. In June 2008, we entered into a new one-year employment agreement with Mr. Jan Wendenburg, the Chief Executive Officer of Authentidate International, pursuant to which he will receive a base salary of approximately, 210,000 Euros. Further, for the fiscal years ended June 30, 2008, 2007 and 2006, we advanced or made capital investments of approximately $4,227,000 to this subsidiary. We cannot provide any assurance that we will recoup any of these amounts from this subsidiary. We expect to incur additional costs in the future in connection with the operations of this subsidiary. However, if the proposed merger with Parascript is completed we will no longer own Authentidate International and will not incur additional costs in the future related to the operation of this subsidiary.

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

On May 2, 2006, we were issued our first U.S. patent and we also have seven issued foreign patents. Our April 17, 2008 the U.S. Patent and Trademark Office mailed a Notice of Allowance for another of our patent applications to issue as a patent. In addition, we have nine U.S., ten foreign and one PCT patent applications pending relating to the technology and business processes underlying our services and applications. However, some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate” and “CareCert” in the U.S., the trademark “Authentidate” in Germany and in the European Community and a number of other trademarks as Madrid Protocol international registrations. We have also sought to register a number of additional trademarks in the U.S. and certain foreign markets, including “Inscrybe,” “MyInscrybe” and “Inscrybe Office.” We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

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

We derive a majority of our revenues from a limited number of software and service offerings. In addition, our focus on building our business is concentrated on markets for software and services where content integrity, workflow automation, electronic signatures and time and date stamping are important to customers. As a result, we are particularly vulnerable to fluctuations in demand for these offerings, whether as a result of competition, product obsolescence, technological change, customer spending, or other factors. If our revenues derived from our software and service offerings were to decline significantly, our business and operating results would be adversely affected. Additionally, for the year ended June 30, 2008 we reported that one customer accounted for approximately 18% of our consolidated revenues. As a result, if our relationships with this or other significant customers were disrupted we could lose a significant percentage of our anticipated revenues which could have material adverse effect on our business.

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

At June 30, 2008, we had net operating loss (“NOL”) carry forwards for federal income tax purposes of approximately $105,000,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code, following an “ownership change,” special limitations apply to the use by a “loss corporation” of its (i) net operating loss (“NOL”) carry forwards arising before the ownership change and (ii) net unrealized built-in losses (“NUBILs”) (if such losses existed immediately before the ownership change and exceed a statutory threshold amount) recognized during the five years following the ownership change ((i) and (ii) are referred to collectively as the “Applicable Tax Attributes”). After an ownership change, the amount of the loss corporation’s taxable income for each post-change taxable year that may be offset by the Applicable Tax Attributes is limited to the product of the “long-term tax-exempt rate” (published by the IRS for the month of the ownership change) multiplied by the value of the loss corporation’s stock (the “Section 382 Limitation”). To the extent that the loss corporation’s Section 382 Limitation in a given taxable year exceeds its taxable income for the year, that excess increases the Section 382 Limitation in future taxable years.

As a result of the proposed merger transaction with Parascript discussed in Notes to the Consolidated Financial Statements and elsewhere in this Annual Report on Form 10-K, we may experience an ownership change. Under Section 382, the determination of whether an ownership change has occurred is based on ownership shifts involving persons or groups that are or are deemed to be “5% Stockholders.” If the merger results in an ownership change for Authentidate a Section 382 Limitation will apply to the Applicable Tax Attributes of Authentidate. We have not yet determined whether the merger will result in an ownership change. Further, whether or not the merger causes an ownership change, New Authentidate may experience an ownership change after the merger as a result of future changes in the ownership of its stock that could result in additional Section 382 Limitations.

Risks Related to the Proposed Merger

We have a significant portion of our capital invested in Auction Rate Securities.

Authentidate currently has approximately $10,825,000 at par value invested in Auction Rate Securities (“ARS”), which represents all of its marketable securities. While the face value of the ARS owned by Authentidate has not changed, the decline in the U.S. credit markets has impacted the liquidity of financial instruments, including ARS. As a result, the potential value of Authentidate’s ARS portfolio which may be realized upon the sale thereof may be less than the face value of the investments. Consequently, in the event the company is unable to receive sufficient cash funds from the sale of its ARS portfolio prior to the closing date of the planned acquisition of Parascript LLC, it may not be able to pay the closing cash payment for the transaction, and following the payment of the closing cash payment, New Authentidate may not have sufficient net working capital to fund its ongoing business operations and pay expenses related to the merger and the transactions contemplated by the subject agreement and plan of merger.

Authentidate’s Stockholders Will Be Substantially Diluted as a Result of the Proposed Merger with Parascript and the Parascript Members Will Own Approximately 46.4% of the Combined Company’s Outstanding Common Shares.

Upon the closing of the proposed merger between Authentidate and Parscript, the combined company, referred to as “New Authentidate”, will issue 30,000,000 shares of its common stock as part of the consideration for 100% of Parascript’s outstanding units in the merger. As of September 5, 2008, there were 34,614,833 shares of Authentidate common stock outstanding, and 41,056,934 shares of common stock on a fully diluted basis. Upon completion of the merger, Parascript members will collectively own approximately 46.4% of New Authentidate’s outstanding common stock, and 42.2% of New Authentidate on a fully diluted basis. Therefore, after the merger, the Parascript members will have significant influence over matters of New Authentidate.

We May Fail to Realize the Anticipated Benefits of the Merger.

The success of the merger will depend, in part, on New Authentidate’s ability to realize the anticipated growth opportunities and synergies from combining Authentidate and Parascript. The integration of Authentidate and Parascript will be a time consuming and expensive process and may disrupt their operations if it is not completed in a timely and efficient manner. In addition, Authentidate may not achieve anticipated synergies or other benefits of the merger. Following the merger, New Authentidate and Parascript must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We may encounter the following difficulties, costs and delays involved in integrating these operations:

•	failure to successfully manage relationships with customers and other important relationships;

•	failure of customers to continue using the services of the combined company;

•	difficulties in successfully integrating the management teams and employees of Authentidate and Parascript;

•	challenges encountered in managing larger operations;

•	the loss of key employees;

•	diversion of the attention of management from other ongoing business concerns;

•	potential incompatibility of technologies and systems;

•	potential impairment charges incurred to write down the carrying amount of intangible assets generated as a result of the merger; and

•	potential incompatibility of business cultures.

If the combined company’s operations after the merger do not meet the expectations of existing customers of Authentidate and Parascript, then these customers may cease doing business with the combined company altogether, which would harm our results of operations and financial condition. If the management team is not able to develop strategies and implement a business plan that successfully addresses these difficulties, we may not realize the anticipated benefits of the merger.

Costs Associated with the Merger are Difficult to Estimate, May Be Higher than Expected and May Harm the Financial Results of the Combined Company.

We will incur substantial direct transaction costs associated with the merger, and additional costs associated with consolidation and integration of operations. If the total costs of the merger exceed estimates, or the benefits of the merger do not exceed the total costs of the merger, our financial results could be adversely affected.

The Merger May Result in Disruption of Authentidate’s and Parascript’s Existing Businesses, Distraction of Their Management and Diversion of Other Resources.

The integration of Authentidate’s and Parascript’s businesses may divert management time and resources from the main businesses of both companies. This diversion of time and resources could cause the market price of New Authentidate’s common stock to decrease. The new management will need to spend some of their time integrating Parascript’s and Authentidate’s operations. This could cause New Authentidate’s business to suffer.

Failure to complete the merger could negatively impact the stock price of Authentidate common stock and the future business and financial results of Authentidate because of, among other things, the market disruption that would occur as a result of uncertainties relating to a failure to complete the merger.

Although Authentidate and Parascript have agreed to make an effort to obtain stockholder and unitholder approval, respectively, of the proposals relating to the merger, there is no assurance that these proposals will be approved, and there is no assurance that Authentidate and Parascript will receive the necessary regulatory approvals or satisfy the other conditions to the completion of the merger. If the merger is not completed for any reason, we will be subject to several risks, including:

•	Being required to pay the other company a termination fee, which each company is required to do in certain circumstances relating to the termination of the merger agreement.

•

Having had the focus of management of each of the companies directed toward the merger and integration planning instead of on each company’s core business and other opportunities that could have been beneficial to the companies.

In addition, we would not realize any of the expected benefits of having completed the merger.

If the merger is not completed for any reason, the price of Authentidate common stock may decline to the extent that the current market price of Authentidate common stock reflects a market assumption that the merger will be completed and that the related benefits will be realized, or as a result of the market’s perceptions that the merger was not consummated due to an adverse change in Authentidate’s business. In addition, Authentidate’s business may be harmed, and the price of Authentidate’s stock may decline as a result, to the extent that customers, suppliers and others believe that we cannot compete in the marketplace as effectively without the merger or otherwise remain uncertain about our future prospects in the absence of the merger. Customers may delay, redirect or defer purchasing decisions, which could negatively affect the business and results of operations of Authentidate, regardless of whether the merger is ultimately completed. Similarly, current and prospective employees of Authentidate may experience uncertainty about their future roles with the resulting company and choose to pursue other opportunities that could adversely affect Authentidate if the merger is not completed. This may adversely affect the ability of Authentidate to attract and retain key management and marketing and technical personnel, which could harm the companies’ businesses and results.

Some costs related to the merger, such as legal, accounting, filing, printing and mailing, must be paid and expensed if the merger is not completed. In addition, if the merger is not completed and our board of directors determines to seek another merger or business combination, there can be no assurance that we will be able to find a partner willing to agree to more attractive terms than those which have been negotiated for in the merger.

The merger agreement limits Authentidate’s and Parascript’s ability to pursue an alternative proposal to the merger and requires Authentidate and Parascript to pay a termination fee of $3 million or $500,000, depending upon the circumstances surrounding termination.

The merger agreement prohibits Authentidate and Parascript from soliciting, initiating, encouraging or entertaining certain inquiries or acquisition proposals with any third party, subject to exceptions set forth in the merger agreement. The merger agreement also provides for the payment by Authentidate and Parascript of a termination fee of $3 million or $500,000 if the merger agreement is terminated in certain circumstances. These provisions limit our ability to pursue offers from third parties that could result in greater value to each company. The payment of this termination fee could have an adverse effect on the financial condition of our company.

The Former Principal Members, Officers and Directors of Parascript after the Merger Will Own a Substantial Interest in Authentidate’s Voting Stock and Initially Control the Board of Directors.

Upon completion of the merger, Parascript’s former officers, directors and members who had greater than 5% of the voting power of Parascript’s common stock will, in the aggregate, beneficially own a substantial interest in Authentidate’s outstanding voting shares. In addition, former officers and members of Parascript will initially constitute a majority of the board of directors following the merger. As a result, these stockholders, acting together, will have the ability to substantially influence the outcome of matters submitted to Authentidate’s stockholders for approval, including:

•	election of the board of directors;

•	removal of any of the directors;

•	amendment of the articles of incorporation or by-laws; and

•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving Authentidate.

These stockholders will have substantial influence over the management and affairs of New Authentidate. Accordingly, this concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation involving New Authentidate, or discouraging a potential acquirer from making a tender offer for its shares which would prevent Stockholders from realizing the benefits of the transaction, such as a purchase price premium or significant increase in stock price.

The Market Price of Authentidate Common Stock May Decline as a Result of the Merger.

The market price of New Authentidate common stock may decline as a result of the merger if the integration of the Parascript and Authentidate businesses is unsuccessful or if the costs of implementing the integration are greater than expected. The market price also may decline if New Authentidate does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the merger on New Authentidate’s financial results is not consistent with the expectations of financial or industry analysts. In addition, our common stock is quoted on the Nasdaq Capital Market and the trading volume of our common stock has fluctuated significantly. Because of this periodic limited trading volume, the former Parascript members may not be able to sell quickly any significant number of the Authentidate shares, and any attempted sale of a large number of Authentidate shares will likely have a material adverse impact on the price of the Authentidate common stock. Because of the limited number of shares being traded at times, the price per share is subject to volatility and may continue to be subject to rapid price swings in the future.

Risks Related to Our Common Stock

Our stock price is volatile and could decline.

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended June 30, 2008 traded as low as $0.37 per share and as high as $1.60 per share. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

In addition, the stock market in general, and companies whose stock is listed on The NASDAQ Capital Market, have experienced extreme price and volume fluctuations that have often been disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

As of June 30, 2008, the following options and warrants were outstanding:

•

Stock options to purchase approximately 4,217,101 shares of common stock at exercise prices ranging from $0.41 to $10.58 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $3.87 per share. These stock options are employee and non-executive director options.

•

Immediately exercisable warrants to purchase approximately 400,000 shares of common stock at exercise prices ranging from $0.39 to $20.00 per share. The weighted average exercise price of the outstanding warrants is $10.65.

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

Authentidate is currently not in compliance with The Nasdaq Capital Market $1.00 minimum bid price requirement and failure to regain and maintain compliance with this standard could result in delisting and adversely affect the market price and liquidity of our common stock.

On June 12, 2008, Authentidate announced that effective June 13, 2008, the listing of the company’s common stock would be transferred from The NASDAQ Global Market to The NASDAQ Capital Market. As previously announced on December 18, 2007, Authentidate received a letter from The NASDAQ Stock Market advising that the company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5). The letter stated that the company had until June 16, 2008 to regain compliance and provided an option for Authentidate to transfer the listing of its common stock to The NASDAQ Capital Market. Upon such transfer, Authentidate would be afforded an additional 180 calendar days to comply with the minimum bid price requirement while listed on The NASDAQ Capital Market.

Prior to June 11, 2008, Authentidate submitted a transfer application with NASDAQ to transfer listing of its common stock to The NASDAQ Capital Market. On June 11, 2008, NASDAQ approved the transfer application, and Authentidate will be afforded an additional compliance period of 180 calendar days, or until December 12, 2008, to comply with the minimum bid price requirement of The NASDAQ Capital Market.

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

The offices of our subsidiary Authentidate International, AG are located at Rethelstraße 47, D-40237 Düsseldorf. We lease approximately 1,052 square meters at an annual rent of approximately 200,000 Euros pursuant to a lease agreement dated December 28, 2007. The lease is for a term of five years and two months commencing on May 1, 2008 and provides us with options to renew the lease for two additional five year terms at the then-current market rate.

ITEM 3. LEGAL	PROCEEDINGS

As previously reported, Authentidate was named as the defendant in a claim filed by Shore Venture Group in the federal District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. The complaint in this case was filed on March 2, 2005 and an amended complaint was filed on or about April 26, 2005. On October 12, 2005, the parties entered into an agreement to arbitrate the claims asserted against us by plaintiffs. On October 19, 2005, the Court approved and entered a Consent Order referring the case to arbitration by the American Arbitration Association and staying the lawsuit pending resolution of the arbitration. In this case, the claimants sought additional shares of the common stock of our subsidiary, Authentidate, Inc., and had withdrawn a number of other claims in the arbitration, including claims for damages in connection with an alleged copyright infringement and rights under one or more of our patent applications. An arbitration hearing in this matter concluded on September 10, 2007. On December 20, 2007, we received the decision of the arbitrators, which was rendered on December 19, 2007, awarding the claimants damages in the amount $1,079,262 plus interest in the amount of $563,676. The arbitrators further awarded the claimants per diem interest at the rate of $303 from December 12, 2007 through the date the award was rendered. Following a post-hearing briefing, the arbitrators awarded the claimants attorneys’ fees of $241,038 on January 31, 2008. The arbitration award extinguishes any interest of Shore Ventures in any shares of stock or stock options of Authentidate Holding Corp. or Authentidate, Inc. The full amount for this settlement was accrued as of December 31, 2007 and was paid in February 2008.

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

We held our Annual Meeting of shareholders on May 2, 2008. As of the record date of March 12, 2008, there were 34,502,277 shares outstanding and eligible to vote at the Annual Meeting. At the Annual Meeting, shareholders were requested to vote on the election of the following six directors, each of whom was elected by the shareholders as follows:

Name of Nominee	Votes Cast In Favor	Votes Withheld
F. Ross Johnson	26,915,792	2,022,399
John J. Waters	24,725,705	4,212,486
J. Edward Sheridan	26,341,028	2,597,163
Charles J. Johnston	26,939,084	1,999,107
J. David Luce	27,166,912	1,771,279
Ranjit C. Singh	26,931,437	2,006,754

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on The NASDAQ Capital Market under the symbol “ADAT.” The following is the range of high and low closing prices for our common stock on The NASDAQ Capital Market for the periods indicated below:

	High	Low
Fiscal Year 2008
1st Quarter	$1.59	$1.16
2nd Quarter	$1.18	$0.59
3rd Quarter	$0.77	$0.42
4th Quarter	$0.55	$0.39

Fiscal Year 2007
1st Quarter	$2.69	$1.64
2nd Quarter	$2.06	$1.42
3rd Quarter	$1.68	$1.25
4th Quarter	$1.70	$1.40

As of September 5, 2008 there were approximately 468 holders of record of our common stock. We believe that there are in excess of 10,000 holders of our common stock.

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

Sales of Unregistered Securities

For the quarter ended June 30, 2008, we issued an aggregate of 77,897 restricted shares of our common stock in July 2008 to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2001 Non-Executive Director Stock Option Plan, as amended. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Repurchase of Equity Securities

We did not repurchase any of our equity securities during fiscal year ended June 30, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

Disclosure pursuant to this item is provided below in Item 12 of this Annual Report.

Stock Performance Graph

The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Authentidate under the Securities Act or the Exchange Act.

Comparison of Cumulative Total Return—June 30, 2004 to June 30, 2008

Set forth below is a line graph comparing the total cumulative return on Authentidate’s common stock and the Nasdaq Composite Index and the Nasdaq Computer Index. Authentidate’s common stock is listed for trading in the Nasdaq Capital Market under the trading symbol ADAT. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Authentidate common stock.

Listed below is the value of a $10,000 investment at each of the fiscal year ends presented:

Cumulative Total Shareholder Return at June 30,

	2003	2004	2005	2006	2007	2008
ADAT	$10,000	$31,168	$7,578	$7,550	$4,387	$1,168
Nasdaq Composite Index	$10,000	$12,619	$12,675	$13,385	$16,042	$14,130
Nasdaq Computer Index	$10,000	$12,458	$12,373	$12,303	$15,450	$14,403

(1)	Assumes $10,000 was invested at June 30, 2003 in Authentidate and each Index presented.
(2)	The comparison indices were chosen in good faith by management. Most of our peers are divisions of large multi-national companies, therefore a comparison is not meaningful. Through the first three quarters of fiscal 2007 we were involved in three distinct businesses: document imaging software, security software and computer systems integration, for which there is no peer comparison. Subsequently, we divested our document imaging and systems integration segments. As the Nasdaq Computer Index is compromised primarily of software, internet and similar companies, management believes that the relevance of the selected indices is not compromised by virtue of this divestiture.

ITEM 6. SELECTED	FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended June 30,
(in thousands, except per share amounts)	2008	2007	2006	2005	2004
Statement of Operations Data:
Continuing operations
Revenues	$6,067	$4,998	$4,493	$3,772	$1,384
Operating expenses	23,139	23,070	24,037	24,989	13,255
Loss	(15,811)	(16,118)	(17,435)	(19,566)	(16,781)
Net loss	(15,811)	(15,063)	(17,823)	(19,184)	(15,669)
Basic and diluted net loss per common share	(0.46)	(0.44)	(0.52)	(0.57)	(0.59)

Other Financial Data:
Continuing operations:
Net cash used by operating activities	$(14,903)	$(14,852)	$(13,743)	$(10,821)	$(7,629)
Net cash used in investing activities (1)	(1,398)	(2,303)	(3,188)	(2,337)	(1,296)
Net cash provided by (used in) financing activities	(53)	(53)	(60)	2,072	81,046
Net increase (decrease) in cash, cash equivalents and marketable securities	(16,813)	(14,274)	(16,599)	(11,486)	70,529
Net cash provided by (used in) discontinued operations	—	2,901	425	(410)	(1,527)

	June 30,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Current assets	$13,338	$34,094	$50,008	$66,660	$77,993
Current liabilities	3,220	5,379	7,970	6,654	5,435
Working capital	10,118	28,715	42,038	60,006	72,558
Marketable securities (2)	3,950	—	—	—	—
Total assets	31,551	48,704	64,534	79,709	94,237
Total long term liabilities	140	140	229	693	83
Shareholders’ equity	28,191	43,185	56,335	72,362	88,718

(1)	Excludes purchases and sales of marketable securities.
(2)	Certain marketable securities were reclassed to long-term assets in FY 2008. See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Authentidate Holding Corp. (Authentidate or the company) is a worldwide provider of secure workflow management software and web-based services. Authentidate and its subsidiaries provide software applications and web-based services that address a variety of business needs for our customers, including increasing revenues, reducing costs, raising service levels, improving productivity, providing automated audit trails, enhancing compliance with regulatory requirements and reducing paper based processes. Our scalable offerings are primarily targeted at enterprises and office professionals and incorporate security technologies such as rules based electronic forms, intelligent routing and transaction management, electronic signing, content authentication, identity credentialing and verification and web and fax-based communication capabilities to electronically facilitate secure and trusted workflows. Authentidate currently operates its business in the United States and Germany with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. In the United States the business is engaged in the development and sale of web-based services largely based on our Inscrybe™ platform and related capabilities. In the United States, we offer our patent pending content authentication technology in the form of the United States Postal Service® Electronic Postmark® (EPM). In Germany the business is engaged in the development and sale of software applications that provide electronic signature and time stamping capabilities for a variety of corporate processes including electronic billing and archiving solutions. Our web-based services and software applications are compliant with applicable digital signature rules and guidelines. We sell our web-based services and software applications through a direct sales effort and reseller arrangements.

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

During fiscal 2008 and the early part of fiscal 2009, we have continued to take steps to refine our strategic focus, complete our core service offerings, significantly expand our addressable markets, reduce operating costs and position the company for long-term growth. In the United States we have continued to invest in our Inscrybe™ platform with particular emphasis on refining and marketing Inscrybe Healthcare™, an automated and trusted workflow service targeting the needs of enterprises in the healthcare market. We believe our business will benefit from trends in the US healthcare industry to significantly reduce costs, shorten the length of hospital stays and shift patient care towards wellness and preventative care programs. As discussed below we have taken steps to focus our business in these areas, however, our progress will be impacted by the timing of customer contracts and implementations and the market acceptance of our services. We also launched Inscrybe Office™, an electronic signing, document exchange and content authentication service for enterprises and office professionals. Over this same period our business unit in Germany continued to grow acceptance for its electronic invoicing product, and focused on further penetrating the German healthcare market with its security technology offerings.

In July 2007, we entered into a new three-year license agreement with the USPS to act as a non-exclusive authorized service provider of the USPS EPM. Pursuant to this license agreement, the USPS granted Authentidate a non-exclusive, worldwide license to use its applicable trademarks and other intellectual property rights for the EPM service in order to enable the company to offer the EPM service directly to the market. The USPS will define and maintain the technical and operational standards for the EPM service, and serve as backup verifier for all EPM transactions. Authentidate is the first provider to be authorized in a new standards-based EPM service model created by the USPS to help ensure performance standards and facilitate the development of a multi-provider environment. The company previously operated the EPM service on behalf of the USPS since March 2003, under a strategic alliance agreement that expired on July 31, 2007.

On November 26, 2007, the Board of Directors promoted Mr. O’Connell Benjamin to the office of President to fill one of the positions formerly held by Mr. Suren Pai, who departed as our President and Chief Executive Officer and resigned as a member of our Board of Directors. In January 2008, we announced a comprehensive plan intended to accelerate revenue growth and enhance shareholder value in the second half of fiscal 2008 and beyond. The plan, set forth in a series of strategic initiatives, follows a detailed assessment of Authentidate’s business strategy and operations by senior management and the Board of Directors. Pursuant to this plan, the company has focused on enhancing its sales and customer service capabilities by leveraging its existing resources and adding resources, directing its marketing and sales efforts to address additional segments of the healthcare industry and continuing to manage operating costs. In January 2008, Authentidate completed the downsizing of its management team and certain product development resources and recorded severance costs in the second and third quarters of fiscal 2008.

In June 2008 we formed a joint venture with EncounterCare Solutions, Inc., a provider of technology and services for the home healthcare marketplace. The joint venture called ExpressMD™ Solutions will provide in-home patient vital signs monitoring systems and services to improve care for patients with chronic illnesses and reduce the cost of care by delivering results to their health care providers via the Internet. ExpressMD Solutions combines EncounterCare’s Electronic House Call™ patient vital signs monitoring appliances with a specially designed web-based management and monitoring software module based on Authentidate’s Inscrybe™ Healthcare platform. The service enables unattended measurements of patients’ vital signs and related health information. Patients’ data is securely sent electronically to each patient’s health care provider for review. ExpressMD Solutions is designed to aid wellness and preventative care, and deliver better care to specific patient segments such as the elderly, special needs or pediatric patients with chronic illnesses who require regular monitoring of serious medical conditions. Using ExpressMD Solution’s offerings, health care providers will be able to easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans via the Internet. ExpressMD Solution’s easy to use patient monitoring system is intended to provide patients with increased peace of mind and improved condition outcomes through a combination of care plan schedule reminders and comprehensive disease management education on their in-home communication unit. The service will provide intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Health care providers and health insurers are also expected to benefit by having additional tools to improve patient care, and reduce overall in-person and emergency room patient visits.

In August 2008, Authentidate entered into a definitive merger agreement to acquire all of the membership interests of Parascript LLC and certain of its subsidiaries for up to $10 million in cash, 30 million shares of AHC Group Inc. (“New Authentidate”) common stock, all of the shares of its German subsidiary Authentidate International AG, a 10%, five year junior unsecured note in the aggregate principal amount of $20 million, subject to adjustments, and contingent consideration based on the financial performance of a newly formed business unit to exploit certain markets for Parascript’s image analysis and pattern recognition technology. Principal and interest on the note are subject to certain restrictions on payment based on available cash flow. The contingent consideration is payable in New Authentidate common stock valued at $3.00 per share based on ten times the average EBITDA achieved by the new business unit for the fiscal years ending 2010 and 2011. The transaction is contingent upon certain events, including Authentidate shareholder approval, and there can be no assurance that the transaction will close as anticipated. Authentidate will account for this transaction using the purchase method of accounting. As a result, the assets and liabilities of Parascript LLC will be recorded at their estimated fair values as of the date that the transaction occurs. For further information regarding this transaction, see the joint proxy statement/prospectus filed on behalf of New Authentidate on August 13, 2008.

We intend to continue our efforts to market our software applications and web-based services in our target markets. We also intend to focus on identifying additional applications and markets where our technology can address customer needs.

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

The company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The company based its estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on the company’s historical stock volatility and historical stock volatility of comparable companies in the industry. The assumptions used in the company’s Black-Scholes calculations for fiscal 2008, 2007 and 2006 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Option Life (Months)
Fiscal year 2008	4.5%	0%	74%	48
Fiscal year 2007	4.2%	0%	68% - 74%	42
Fiscal year 2006	3.3% - 4.2%	0%	70%	33

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

Results of Operations

Fiscal Year 2008 Compared to Fiscal Year 2007

Revenues increased to $6,067,000 for the year ended June 30, 2008, compared to $4,998,000 for the prior year. These results reflect increases of approximately 38% in US revenues and 13% in German revenues from increases in transaction volumes and new customers.

Cost of revenues increased to $2,244,000 for the year ended June 30, 2008, compared to $2,134,000 for the same period in the prior year. This increase is due primarily to higher license and maintenance expenses.

Selling general and administrative (SG&A) expenses decreased to $16,434,000 for year ended June 30, 2008, compared to $16,843,000 for the prior year. This decrease reflects cost management activities and lower share based compensation expense for the year which were offset in part by incremental legal expenses and settlements, professional service expenses for various board projects and initiatives and accrued severance related to the downsizing of our workforce. Legal expenses and settlements were approximately $2,200,000 and professional services and accrued severance were approximately $476,000 and $1,132,000, respectively. The prior year period includes incremental legal expenses of approximately $2,400,000.

Product development expenses were $2,823,000 for the year ended June 30, 2008, compared to $2,594,000 for the prior year. Product development spending fluctuates period to period based on the amounts capitalized. Total spending for the year was $3,627,000 compared to $4,124,000 for the prior year reflecting headcount reductions during the period offset in part by the use of contractors for certain projects.

Depreciation and amortization expense was $1,638,000 for the year ended June 30, 2008, compared to $1,499,000 for the prior year period. This increase is due primarily to an increase in amortization expense for capitalized software development costs.

Interest and other income decreased to $1,261,000 for the year ended June 30, 2008, compared to $1,954,000 for the prior year. This decrease is due primarily to higher interest rates during the current period, net of the effect of lower cash and investment balances as we continue to invest in our business.

Net loss from continuing operations for the year ended June 30, 2008 was $15,811,000, or $0.46 per share, compared to $15,063,000, or $0.44 per share, from continuing and discontinued operations for the prior year. The increase in net loss for the year reflects the increase in revenues and the cost management activities discussed above which were offset by the higher legal expenses and settlements and other incremental expenses discussed above.

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

Interest and other income decreased to $1,954,000 for the year ended June 30, 2007, compared to $2,109,000 for 2006. This decrease reflects lower cash and investment balances during 2007 as we continue to invest in our business, offset in part by higher interest rates during the current year and rent and interest income from Astria.

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

Expenditures for equipment and other assets totaled approximately $550,000, software license expenditures totaled approximately $53,000 and capitalized software development expenditures totaled approximately $804,000 for the year ended June 30, 2008. We have developed and intend to continue to develop new applications to grow our business and address new markets.

Cash Flows

At June 30, 2008, cash, cash equivalents and marketable securities, net of gross unrealized holding loss, amounted to approximately $14,818,000 and total assets at that date were $31,551,000. These amounts have decreased since June 30, 2007 by $16,813,000 and $17,153,000, respectively, as we utilized cash principally to fund operating losses, product development activities, changes in working capital and capital expenditures for corporate infrastructure during the year ended June 30, 2008. Cash used for the period also includes expenditures of approximately $3,485,000 for incremental legal expenses and settlements, $532,000 for board projects and $1,094,000 for payment of accrued severance obligations. We expect to continue to use cash to fund operating losses, product development activities and capital expenditures for the foreseeable future.

Net cash used by operating activities for the year ended June 30, 2008 was $14,903,000 compared to $14,852,000 for 2007. This increase is due primarily to the legal and severance expenditures discussed above which offset savings from expense and working capital management activities during fiscal 2008.

Net cash used by investing activities, excluding purchases and sales of marketable securities, was $1,398,000 for the year ended June 30, 2008, compared to $2,303,000 for 2007. This decrease relates primarily to the amount of product development spending capitalized in 2008 and lower expenditures for software licenses in 2008.

Cash flows from financing activities for the year ended June 30, 2008 and 2007 were not significant.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits, product development activities and capital expenditures. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings.

As discussed more fully in Note 1 of Notes to the Consolidated Financial Statements our marketable securities consist of AAA rated auction rate securities in government insured student loan issues. These investments have become less liquid then they were in the past as a result of credit market conditions. At June 30, 2008, we had approximately $10.8 million at par value invested in such securities. Although recent legal and regulatory actions have caused some improvements in these markets, we have recorded a gross unrealized holding loss of approximately $500,000 on a portion of these investments as of June 30, 2008.

We expect to fund the merger transaction discussed in the Overview section with available cash, long-term seller financing, New Authentidate common stock and the stock of our wholly-owned subsidiary Authentidate International AG. The combined company’s primary future recurring cash needs will be working capital, capital expenditures and debt service. Although we will use substantially all of our available cash and marketable securities to complete the transaction, we believe that cash flows from combined company operations and available cash and borrowings of the combined company will be sufficient to meet the combined company’s recurring cash needs for at least the next twelve months. There can be no assurance, however, that this will be the case. If the combined company’s cash flows from operations are less than expected, Authentidate may need to incur additional debt or raise additional capital.

If we do not complete the subject transaction, we believe we have enough cash, cash equivalents and marketable securities to support our operations for at least the next twelve months.

Our future capital requirements (including the transactions post closing) may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

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

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of June 30, 2008, no shares of the Series B preferred stock have been redeemed.

As previously reported, we were the respondent in a proceeding arising out of our contractual relationships with Shore Venture Group, LLC alleging that we have infringed certain patent rights and other matters. Shore Venture Group had withdrawn from the proceeding a number of claims, including a claim for damages in connection with an alleged copyright infringement and that it has rights under one or more of our patent applications. As described in detail under the caption. “Legal Proceedings” appearing in Item 3 of Part I of this Annual Report on Form 10-K, we received the decision of the arbitrators in this proceeding in December 2007 in which the arbitrators awarded the claimants damages in the amount $1,079,262 plus interest in the amount of $563,676. The arbitrators further awarded the claimants per diem interest of $303.00 from December 12, 2007 through the date the award was rendered. Following a post-hearing briefing, the arbitrators awarded the claimants attorneys’ fees of $241,038 on January 31, 2008. The full amount for this settlement was accrued as of December 31, 2007 and was paid in February 2008.

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

The offices of our subsidiary Authentidate International, AG are located at Rethelstraße 47, D-40237 Düsseldorf. We lease approximately 1,052 square meters at an annual rent of approximately 200,000 Euros pursuant to a lease agreement dated December 28, 2007. The lease is for a term of five years and two months commencing on May 1, 2008 and provides us with options to renew the lease for two additional five year terms at the then-current market rate.

Severance Other and Commitments

On January 9, 2006, Authentidate entered into a Termination Agreement and a separate consulting agreement with John J. Waters, Authentidate’s Executive Vice President–Chief Administrative Officer and a member of Authentidate’s board of directors. Pursuant to the Termination Agreement, Mr. Waters relinquished his employment position in favor of a consulting relationship, effective as of January 1, 2006. Authentidate agreed to pay and/or provide to Mr. Waters (a) an amount of approximately $350,000, in accordance with the terms and conditions of the consulting agreement; (b) an amount of $5,000 for attorneys’ fees; and (c) the accelerated vesting of all options granted to him, along with the continuation of the exercise period for the duration of their original term. Mr. Waters continues to serve on Authentidate’s board of directors. The full cost of this arrangement was accrued in fiscal 2006 and paid in full by September 30, 2006.

On January 26, 2006, Authentidate entered into a Termination Agreement with Dennis H. Bunt, Authentidate’s Chief Financial Officer, and he resigned his position effective April 30, 2006. Pursuant to the Termination Agreement, Authentidate agreed to pay and/or provide Mr. Bunt (a) a severance payment of approximately $315,000, payable in equal installments over a period of twenty-four months; (b) an additional payment of $33,000 as additional severance and reimbursement of certain expenses; and (c) the accelerated vesting of all options granted to him and the continuation of the exercise period in which he may exercise such options. The full cost of this arrangement was accrued in fiscal 2006 and was paid in full by April 30, 2008.

On November 26, 2007, our Board of Directors appointed Mr. O’Connell Benjamin to the office of President, effective immediately. Mr. Benjamin’s appointment filled one of the positions formerly held by Mr. Suren Pai, who ceased serving as Authentidate’s President and Chief Executive Officer as of such date. Pursuant to the employment agreement we had with Mr. Pai, in connection with the cessation of his employment with Authentidate, Mr. Pai was entitled to: (a) all compensation accrued but not paid as of the termination date; (b) a severance payment equal to the sum of (i) 12 months of the greater of (A) his base salary in effect on the termination date and (B) the highest base salary in effect at any time during the ninety (90) day period to the date of termination; and (ii) an additional severance payment of $187,500; and (c) continued participation in Authentidate’s benefit plans through the end of the month of the one-year anniversary of the termination of his employment. In addition, pursuant to his employment agreement, the options Authentidate granted Mr. Pai under such employment agreement which vested as of the date of termination, plus 200,000 options, are deemed vested and exercisable for two years from the date of termination. The full cost of this arrangement was accrued during the quarter ended December 31, 2007 and paid in full by June 30, 2008.

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of June 30, 2008 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$6,093	$992	$1,890	$1,761	$1,450

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2008, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

In December 2007, the FASB issued Financial Accounting Standard (FAS) No.141 (Revised 2007), “Business Combination”. Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141R also changed the accounting treatment for certain specific items, including: acquisition costs will generally be expensed as incurred; non controlling interests will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In December 2007, the FASB issued Financial Accounting Standard (FAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”. FAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. FAS No.160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. FAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Standards”. FAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are in conformity with generally accepted accounting principles for nongovernmental entities. We are currently evaluating the impact of this standard on our Consolidated Financial Statements. Statement 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have approximately $10,325,000 invested in high quality, short term investments as of June 30, 2008. Although these investments have become less liquid as a result of current market conditions, we do not believe that any of our financial instruments have significant risk associated with market sensitivity. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At June 30, 2008, our unrestricted cash, cash equivalents and marketable securities, net of gross unrealized holding loss, totaled approximately $14,818,000, of which $3,808,000 was invested in commercial paper and money market accounts and approximately $10,325,000 , net of gross unrealized holding loss,was invested in auction rate securities. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses. For more information on our investments see Note 1 of Notes to Consolidated Financial Statements.

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

Our management, including our President and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met.

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision of our President and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s internal control over financial reporting includes those policies and procedures that:

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

Management, including our President and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

As previously reported, on November 26, 2007, we appointed O’Connell Benjamin as our President to replace our former Chief Executive. Inherent with changes in management is a change in understanding of the control environment, the business processes and internal controls. Management believes the integration of the new President has been successful.

Other then as described above, there was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal year ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management

Our executive officers and directors are as follows:

Name	Age	Office
O’Connell Benjamin	59	President

F. Ross Johnson	76	Chairman of the Board of Directors

J. Edward Sheridan	73	Director

Charles C. Johnston	73	Director

J. David Luce	47	Director

Ranjit C. Singh	56	Director

John J. Waters	63	Director

William A. Marshall	56	Chief Financial Officer, Treasurer and Principal Accounting Officer

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

Biographical Information

The principal occupations and brief summary of the background of each director and executive officer is as follows:

Directors and Executive Officers

O’Connell (Ben) Benjamin was appointed President of Authentidate Holding Corp. on November 26, 2007. Prior to that he led our technology team from January 1, 2005 when he joined the company as Senior Vice President-Products and Technology and has been the chief architect of many of our technology initiatives. Mr. Benjamin started his career in 1973 with AT&T Bell Labs where he led a number of initiatives in research, product development and manufacturing processes. He was the Vice President of R&D for all AT&T Consumer Products until his transition to Lucent Technologies in 1996, as part of Lucent’s spin-off from AT&T. At Lucent, as Vice President in the wireless business unit, he served in various roles leading product development and customer technical support activities. Mr. Benjamin subsequently joined Lucent Digital Radio as Senior Vice President of Product Management in September 1999. Following Lucent Digital Radio’s merger into Ibiquity Digital Corporation in August 2000, he continued to serve as the Co-Chief Operating Officer until August 2003. Prior to joining us, Mr. Benjamin was actively involved as an advisor and equity investor in software and web-services startups. Mr. Benjamin received a BSEE and an MSEE from the Polytechnic Institute of Brooklyn. He is also a graduate of The Executive Program from the Darden Graduate School of Business.

F. Ross Johnson joined our Board of Directors in December 2003. Presently, Mr. Johnson is the Chairman and Chief Executive Officer of the RJM Group, a management advisory and investment firm. Mr. Johnson has held these positions since 1989. Mr. Johnson is also a member of the International Advisory Council of the Power Corporation of Canada, a position he has held for fifteen years. Mr. Johnson was the former Chairman of the Economic Club of New York and RJR/Nabisco, Inc. and has served on the Board of Directors of American Express, Inc. and Power Corporation of Canada.

J. Edward Sheridan joined the Board of Directors in June 1992. From 1985 to the present, Mr. Sheridan served as the President of Sheridan Management Corp. From 1975 to 1985, Mr. Sheridan served as the Vice President of Finance and Chief Financial Officer of AMF Incorporated. From 1973 to 1975, he was Vice

President and Chief Financial Officer of Fairchild Industries. From 1970 to 1973 he was the Vice President, Corporate Finance of F.S. Smithers. From 1967 to 1970 Mr. Sheridan was the Director of Acquisitions of Westinghouse Electric. From 1964 to 1967 he was employed by Corporate Equities, Inc., a venture capital firm, Mr. Sheridan holds an M.B.A. from Harvard University and a B.A. from Dartmouth College. Mr. Sheridan also serves as Director—Total Energy Development in the office of the Secretary of Defense.

Charles C. Johnston joined the Board of Directors in December 1997. Mr. Johnston has been Chairman and Chief Executive Officer of J&C Resources, LLC since 1987 and has held a number of executive positions in other private companies during his business career. He received his Bachelor of Science degree in 1957 from Worcester Polytechnic Institute and serves as a trustee of Worcester Polytechnic Institute. He currently serves as a Director of Onstream Media Corp.

J. David Luce joined our Board of Directors in February 2003. Mr. Luce has been a Senior Vice President of Fixed Income Sales with Lehman Brothers since 1990. Prior to joining Lehman Brothers, Mr. Luce served as a Vice President, Fixed Income Sales, at Kidder Peabody. Mr. Luce also currently acts as a private investment banker raising venture and mezzanine capital. Mr. Luce also serves on the Board of Directors of Issimo Food Group, Inc. Mr. Luce graduated from Duke University in 1983 with a B.A. in Economics.

Ranjit C. Singh joined our Board of Directors in January 2005. Mr. Singh was the President and Chief Executive Officer of Aptara, Inc. (formerly known as TechBooks), from February 2003 until July 2008. From February 2002 to February 2003, he served as President and Chief Executive Officer of Reliacast Inc. Prior to that, he was President and Chief Operating Officer of ContentGuard, a spinoff of Xerox Corporation that is jointly owned with Microsoft. Before joining ContentGuard earlier in 2000, Mr. Singh worked for Xerox as a corporate Senior Vice President in various assignments related to software businesses. Mr. Singh joined Xerox in 1997, having come from Citibank where he was Vice President of Global Distributed Computing. Prior to that, he was a principal at two start-up companies and also held executive positions at Data General and Digital Equipment Corporation. From December 2001until June 2007, Mr. Singh was the Chairman of the Board of Directors of Ultralife Batteries, Inc. Mr. Singh who first become a director of Ultralife Batteries in August 2000, continues to currently serve as a director. Mr. Singh graduated in 1974 from the University of Bath, U.K. and received a M.S. in 1975 from the University of Bath. Mr. Singh earned a M.B.A. from Worcester Polytechnic Institute in 1986.

John J. Waters joined our Board of Directors in July 2004 and served as our Executive Vice President— Chief Administrative Officer from July 2004 through January 1, 2006. From October 2005 through April 2008 Mr. Waters served as the Chief Financial Officer, Treasurer and a director of Avantair. From December 2005 to September 2006, Mr. Waters served as a consultant to Avantair. From 1967 to August 2001, Mr. Waters held various executive positions at Arthur Andersen LLP, including Partner in Charge—Entertainment Industry Program; Partner in Charge—Manufacturing Industry Program; and Partner in Charge (Audit)—Transaction Advisory Industry Program. Upon his retirement from Arthur Andersen LLP in August 2001 he formed John Waters Consulting LLC, an entity that provided merger and acquisition services to several private equity organizations primarily located in New York City. Mr. Waters received a bachelor’s degree in Business Administration from Iona College and is a Certified Public Accountant.

William A. Marshall joined Authentidate Holding Corp. as Chief Financial Officer and Treasurer in February 2006. Mr. Marshall brings more than 25 years of experience as a Chief Financial Officer, audit partner and senior management advisor to Authentidate. Most recently, he served as Chief Financial Officer and Treasurer for NEON Communications, Inc., a former publicly traded provider of optical networking solutions, from 2001 to January 2005, when the company was acquired. As part of a planned reorganization, in June 2002, NEON filed a petition under Chapter 11 of the U.S. Bankruptcy Code, from which it was discharged in December 2002. Prior to 2001, he was Chief Financial Officer and Treasurer for Vitts Networks, Inc., a provider of high-speed Internet communications, and Viisage Technology, Inc., a software technology company where he led the company’s initial public offering in 1996. From 1987 to 1994, Mr. Marshall was a Partner at KPMG LLP

where he provided audit, accounting, financial and SEC reporting, business advisory, public offering and merger and acquisition services for a variety of growing middle market companies. Prior to 1987, Mr. Marshall held various positions in audit and business advisory services at KPMG LLP. Mr. Marshall has a B.S. in Accounting from Elizabethtown College in Pennsylvania and is a Certified Public Accountant.

Senior Management

Our senior management team is as follows:

Name	Age	Office
Paul Skinner	47	Vice President—Sales and Client Services
Jan C. Wendenburg	48	President, Authentidate International AG

Paul Skinner, our Vice President—Sales and Client Services, joined us on March 27, 2006. Previously, Mr. Skinner served as corporate vice president for Dendrite International, Inc. from 2001 to 2006. Dendrite is a global solutions-based technology company servicing the pharmaceutical industry. During his tenure, Mr. Skinner led the strategy and execution of Dendrite’s content and analytics sector. From 2001 to 2002, he was vice president, business development for the company. Mr. Skinner is a former Lieutenant of the Royal Navy and graduated from Dartmouth College (UK) in 1980.

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

Meetings of the Board of Directors; Independence

During the fiscal year ended June 30, 2008, our Board of Directors met on five occasions. No member of the Board of Directors attended less than 75% of the aggregate number of (i) the total number of meetings of the Board of Directors or (ii) the total number of meetings held by all committees of the Board of Directors. Our independent directors meet in executive sessions periodically during the course of the year.

Our Board of Directors currently consists of six individuals, five of whom are independent directors as defined in the Marketplace Rules of The NASDAQ Stock Market. Our independent directors are F. Ross Johnson, J. Edward Sheridan, Charles J. Johnston, J. David Luce and Ranjit C. Singh.

Committees of the Board of Directors

The Board of Directors presently has five committees:

•	Audit Committee;

•	Management Resources and Compensation Committee;

•	Nominating and Corporate Governance Committee;

•	Executive Committee; and

•	Special Committee.

Audit Committee. The members of the Audit Committee are presently J. Edward Sheridan, John J. Waters and Charles C. Johnston. Roger O. Goldman served as Chairman of the Audit Committee until his resignation from the Board on November 8, 2007, at which time Mr. Sheridan was appointed to serve as the Chairman of the Audit Committee. Each of these individuals, other than Mr. Waters, is an independent member of our Board of

Directors. Mr. Waters was appointed to our Audit Committee following Mr. Goldman’s resignation pursuant to the exception provided by Nasdaq Marketplace Rule 4350 (d)(2)(B) due to the exceptional and limited circumstances caused by Mr. Goldman’s resignation and in the best interests of the company and its shareholders. Mr. Waters is not currently an officer or employee of the company, but served as our Executive Vice President-Chief Administrative Officer from July 2004 through January 1, 2006. In addition, the Board of Directors has determined that the members of the Audit Committee meet the additional independence criteria required for audit committee membership set forth in Rule 10 A-3 promulgated by the SEC under the Securities Exchange Act of 1934, as amended.

The Audit Committee acts to: (i) acquire a complete understanding of our audit functions; (ii) review with management the finances, financial condition and our interim financial statements; (iii) review with our independent auditors the year-end financial statements; and (iv) review implementation with the independent auditors and management any action recommended by the independent auditors. Our Board of Directors adopted a Restated and Amended Charter governing the activities of the Audit Committee, which was filed as an exhibit to our Definitive Proxy Statement dated December 15, 2006. During the fiscal year ended June 30, 2008, the Audit Committee met on seven occasions.

Audit Committee Financial Expert. Our Board of Directors has determined that Audit Committee member J. Edward Sheridan is our audit committee financial expert, as defined under applicable SEC regulations, and is an independent member of our board.

Management Resources and Compensation Committee. The members of the Management Resources and Compensation Committee are J. David Luce, J. Edward Sheridan and Ranjit C. Singh, all of whom are independent members of our Board of Directors. Mr. Luce serves as the Chairman of the Management Resources and Compensation Committee. The functions of this Committee include administration of our 2000 Employee Stock Option Plan and the negotiation and review of all employment agreements of our executive officers. During the fiscal year ended June 30, 2008, the Management Resources and Compensation Committee held three meetings.

Nominating and Corporate Governance Committee. The members of this committee are F. Ross Johnson, Charles C. Johnston, J. Edward Sheridan and J. David Luce. Mr. Johnson serves as the chairman of this committee. Our Board of Directors has adopted a charter governing the activities of the Nominating and Corporate Governance Committee, which may be viewed online on our Web site at www.authentidate.com. Pursuant to its charter, the Nominating and Corporate Governance Committee’s tasks include reviewing and recommending to the Board issues relating to the Board’s composition and structure; establishing criteria for membership and evaluating corporate policies relating to the recruitment of Board members; implementing and monitoring policies regarding principles of corporate governance in order to ensure the Board’s compliance with its fiduciary duties to the company and its shareholders; and making recommendations regarding proposals submitted by shareholders. During the fiscal year ended June 30, 2008, the Nominating and Corporate Governance Committee held two meetings.

Executive Committee. We established our Executive Committee on December 7, 2005. The members of this committee are F. Ross Johnson, Ranjit Singh and John Waters. Mr. Johnson serves as Chairman of this committee. The primary purpose of the Executive Committee is to exercise the authority of the board when the board is not in session, subject to certain limitations. For example, the Executive Committee has no power or authority to: (i) make, alter or repeal any by-law or any resolution or resolutions of the directors designating an Executive Committee; (ii) elect, appoint or remove any executive officer or director; (iii) approve any transaction in which any member of the Executive Committee may have a direct or indirect interest; (iv) approve the borrowing of any money greater than $500,000 per transaction in the aggregate; (v) approve any agreement to acquire the entirety or majority of any business or major assets of any other person or entity; (vi) change our principal business; (vi) designate or authorize the issuance of any shares of preferred stock; (vii) undertake a private placement or financing transaction involving debt or equity securities in excess of $500,000; or (viii) vary, by more than 10%, any budget previously approved by the board. During the fiscal year ended June 30, 2008, the Executive Committee did not meet.

Special Committee. We established a Special Committee on May 9, 2007. The members of this committee are John J. Waters, Ranjit Singh, J. David Luce and J. Edward Sheridan. Mr. Waters serves as Chairman of this committee. The primary purpose of the Special Committee is to evaluate potential significant transactions affecting our company and to make recommendations to the full board regarding any such transaction. During the fiscal year ended June 30, 2008, the Special Committee met on three occasions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own, directly or indirectly, more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities we issue. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such reports received by us, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the 2008 fiscal year.

Code of Ethics

On July 31, 2003, our Board of Directors approved the Code of Ethics and Business Conduct for our company. Our Code of Ethics and Business Conduct covers all our employees and Directors, including our President and Chief Financial Officer. During the fiscal year ended June 30, 2008, we did not waive any provisions of the Code of Ethics and Business Conduct. Our Code of Ethics and Business Conduct was filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003. We have also posted our Code of Ethics and Business Conduct on our Web site at http://www.authentidate.com, and may be found as follows:

•	From our main Web page, first click on “About Us”

•	Then click on “Corporate Governance”

•	Next, under “Corporate Governance,” click on “Code of Ethics”

We will post any amendments to or waivers from our Code of Ethics and Business Conduct at that location.

ITEM 11. EXECUTIVE	COMPENSATION

Compensation Discussion and Analysis

The Board of Directors, the Management Resources and Compensation Committee and senior management share responsibility for establishing, implementing and continually monitoring our executive compensation program, with the Board making the final determination with respect to executive compensation. The goal of our executive compensation program is to provide a competitive total compensation package to our executive management team through a combination of base salary, annual cash incentive bonuses, long-term equity incentive compensation and broad-based benefits programs. This Compensation Discussion and Analysis explains our compensation objectives, policies and practices with respect to our President, Chief Financial Officer and certain of our other most highly-compensated executive officers as determined in accordance with applicable SEC rules, which are collectively referred to herein as the Named Executive Officers.

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

In order to help attract, motivate and retain highly qualified managers and executives, we attempt to ensure that our compensation decisions are competitive with the market. We seek to attract and retain talent by offering competitive base salaries, annual incentive opportunities, and the potential for long-term rewards through equity-based awards, such as stock options and restricted stock. We have, in the past, granted and may continue to grant equity-based awards to a large portion of our employees, not just our executives. Those awards have been primarily in the form of options to purchase common stock.

Further, our executive pay practices incorporate performance based mechanisms to link executive pay to overall company performance over both the long and short term to facilitate value creation for our shareholders. It is our practice to provide compensation opportunities in addition to base salary that are linked to our company’s performance and the individual’s performance. Achievement of short-term goals is rewarded through annual cash bonuses, while achievement of long-term objectives is encouraged through stock option grants that are subject to vesting generally over three years. Through annual and long-term incentives, a significant portion of the total potential compensation of our executive officers (and other members of senior management) is placed at risk in order to motivate them to improve the performance of our businesses and to increase the value of our company.

Our compensation program is designed to foster a long-term commitment by management. The Management Resources and Compensation Committee believes that there is great value to our company in having a team of long-tenured, seasoned executives and managers. Our compensation practices are designed to foster a long-term commitment to Authentidate by our management team. Thus, the vesting schedules attributable to equity grants are typically 3 years.

In determining the forms of compensation to be used, the Management Resources and Compensation Committee considers various factors, including the effectiveness of the incentives provided, tax and accounting considerations, the compensation practices of other companies and the expectations of our employees and our investors.

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

The Management Resources and Compensation Committee did not retain outside consultants during the 2008 fiscal year to assist it in implementing these policies or making specific decisions relating to executive compensation. However, the Management Resources and Compensation Committee does, from time to time, review general information regarding the compensation practices of other companies, including some that may compete with Authentidate for the services of its executives and employees and that information is a factor used by the Management Resources and Compensation Committee in its decisions and in its general oversight of compensation practices. However, the Management Resources and Compensation Committee does not use that information to generate specific compensation amounts or targets. Instead, in each compensation decision, the Management Resources and Compensation Committee exercises its business judgment regarding the appropriateness of types and amounts of compensation in light of the value to the company of specific individuals.

With respect to 2008 compensation, the Management Resources and Compensation Committee took into account recommendations made by the Chairman of the Board and President of Authentidate with respect to determinations of the types and amounts of compensation to be paid to the other executive officers and also discussed with the Chairman of the Board and the President the types and amounts such individuals believed would be appropriate to pay each of them in light of the amounts being recommended for the other executives. Authentidate’s senior management generally applies a similar philosophy and similar policies to determine the compensation of officers and managers who are not executive officers and reports to the Management Resources and Compensation Committee regarding these matters.

Within the context of the overall objectives of our compensation program, we determined the specific amounts of compensation to be paid to each of our executives during fiscal 2008 based on a number of factors including:

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

Base Salary

Our approach is to pay our executives a base salary that is competitive with those of other executive officers in our peer group of competitive companies. We believe that a competitive base salary is a necessary element of any compensation program that is designed to attract and retain talented and experienced executives. We also believe that attractive base salaries can motivate and reward executives for their overall performance. The base salary of each Named Executive Officer is reviewed annually, and may be adjusted in accordance with the terms of such executive officer’s employment agreement, where applicable, and certain performance criteria, including, without limitation: (i) individual performance and experience; (ii) our performance as a company; (iii) the functions performed by the executive officer; (iv) past salary; and (v) changes in the compensation peer group in which we compete for executive talent. Discretion is used to determine the weight given to each of the factors listed above and such weight may vary from individual to individual and the Management Resources and Compensation Committee may decline to assign relative weight or ranking to these factors, in its discretion. Evaluations of base salary are made regardless of whether a Named Executive Officer has entered into an employment agreement with us, and annual adjustments, if any, to the base salary of our Named Executive Officers are analyzed within the context of the terms and conditions of such employment agreements. Although evaluations of and recommendations as to base salary are made by the Management Resources and Compensation Committee and senior management, the ultimate determination is made by the Board of Directors. Salary levels for each of our Named Executive Officers, other than the President, were also based in part upon evaluations and recommendations made by our former Chief Executive Officer.

To the extent that we have entered into employment agreements with our Named Executive Officers, the base salaries of such individuals reflect the initial base salaries that we negotiated with them at the time of their initial employment or promotion and our subsequent adjustments to these amounts to reflect market increases, the growth and stage of development of our company, our executives’ performance and increased experience, any changes in our executives’ roles and responsibilities and other factors. The initial base salaries that we negotiated with our executives were based on our understanding of base salaries for comparable positions at similarly situated companies at the time, the individual experience and skills of, and expected contribution from, each executive, the roles and responsibilities of the executive, the base salaries of our existing executives and other factors. We have entered into employment agreements with each of Messrs. Benjamin, Marshall and Wendenburg, the terms of which are summarized below.

During the fiscal year ended June 30, 2008, the base salary of Mr. Benjamin averaged $260,000, reflecting a mid-year increase of $60,000 relating to his promotion to President. During fiscal 2008, the base salary of Mr. Marshall was $260,000, reflecting no change from the rate we compensated him during fiscal 2007. During fiscal 2008, the base salary of Mr. Wendenburg was 210,000 Euros, reflecting no change from the rate we compensated him during fiscal 2007. In addition, effective November 26, 2007, Surendra Pai ceased serving as our President and Chief Executive Officer. During the portion of our 2008 fiscal year that we employed Mr. Pai, he received base salary of $187,500 in accordance with his employment agreement. As discussed in greater detail below under the caption “Employment Agreements with Named Executive Officers—Surendra Pai”, in connection with the cessation of our employment relationship with Mr. Pai, we provided certain benefits and payments to him, including a severance payment of $610,653.

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

Based upon the employment agreements that they have entered into with us, Messrs. Benjamin, Marshall and Wendenburg are each entitled to a bonus of up to 50% of their base salary, contingent on the achievement of certain financial metrics. Our Management Resources and Compensation Committee has neither determined nor awarded bonus amounts for our 2008 fiscal year to our Named Executive Officers. Messrs. Benjamin, Marshall and Wendenburg received no bonus for their performance for fiscal 2007. For our 2007 fiscal year we paid, Messrs. Benjamin, Marshall, Wendenburg and Pai (our former Chief Executive Officer) bonus amounts of $24,000, $48,438, $53,050 and $70,000, respectively, which amounts were either earned under their employment agreements or for their performance for fiscal 2006. Because Mr. Marshall joined us in the middle of the 2006 fiscal year, his bonus for 2006 was prorated to reflect the portion of the year he worked for us. Mr. Wendenburg received a bonus of $153,508 in fiscal 2006 for performance in fiscal 2005. As noted above, the amount of the bonus paid to each Named Executive Officer also reflects the extent to which such executive achieved the milestones established at the beginning of the year, plus the amount of the discretionary bonus that is based on our assessment of their overall performance during the year.

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

In addition to periodically granting performance-based stock options, we also granted options to certain of our Named Executive Officers at the time of their hiring as an incentive to accept employment with us. For instance, as part of the employment arrangements we entered into with Messrs. Benjamin and Marshall when they joined our company, we granted Mr. Benjamin options to purchase 135,000 shares of common stock and Mr. Marshall options to purchase 300,000 shares of common stock. We also granted Mr. Benjamin options to purchase 100,000 shares of common stock in connection with his promotion to President in November 2007. The options initially granted to Mr. Benjamin are exercisable at $6.28 per share and the options granted to him in connection with his promotion are exercisable at $1.25 per share. The options granted to Mr. Marshall are exercisable at $4.50 per share. One third of the options granted to Messrs. Benjamin and Marshall vest on the first anniversary of the grant date and the balance vest in equal monthly installments over the subsequent 24 months.

Awards granted under the 2000 Plan are based on a number of factors, including: (i) the grantee’s position with us; (ii) his or her performance and responsibilities; (iii) the extent to which he or she already holds an equity stake with us; (iv) equity participation levels of comparable executives at other companies in the compensation peer group; (v) general corporate performance; (vi) the President’s recommendations; (vii) the current stock price; and (viii) individual contribution to the success of our financial performance. However, the 2000 Plan does not provide any formulated method for weighing these factors, and a decision to grant an award is based primarily upon the evaluation by the Management Resources and Compensation Committee, in consultation with senior management and the Board of Directors, of the past as well as the anticipated future performance and responsibilities of the individual in question. Awards to executive officers are first reviewed and approved by the Management Resources and Compensation Committee, which then makes a recommendation for final approval by our Board of Directors. Option grants to executives other than the President are approved by the Management Resources and Compensation Committee based upon recommendations made by the President based upon the individual executive’s performance and market data relating to option grants to individuals occupying similar positions at comparably situated companies.

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

Severance and Change of Control Arrangements. As discussed more fully in the section below entitled “Payments Upon Termination or Change in Control”, certain of our named executive officers are entitled to certain benefits upon the termination of their respective employment agreements. The severance agreements are intended to mitigate some of the risk that our executive officers may bear in working for a company competing in a highly competitive and dynamic industry, such as ours.

Policies Regarding Tax Deductibility of Compensation. Within our performance-based compensation program, we aim to compensate the Named Executive Officers in a manner that is tax-effective for us. Section 162(m) of the Internal Revenue Code restricts the ability of publicly-held companies to take a federal income tax deduction for compensation paid to certain of their executive officers to the extent that compensation exceeds $1.0 million per covered officer in any fiscal year. However, this limitation does not apply to compensation that is performance-based. We consider these requirements in our compensation determinations. We do not anticipate that the non-performance-based compensation to be paid in cash to our executive officers in 2008 will exceed that limit.

Summary of Executive Compensation

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our President, our Chief Financial Officer, and certain of our other executive officers (the “Named Executive Officers”), during the fiscal year ended June 30, 2008 and 2007:

Summary of Executive Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (3)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (6)	Total ($)
O’Connell Benjamin, President (1) (2)	2008	$260,000	$—	$—	$91,500	$—	$—	$—	$351,500

William A. Marshall, Chief Financial Officer and Treasurer	2008	$260,000	$—	$—	$44,500	$—	$—	$—	$304,500
	2007	$260,000	$48,438	$—	$44,500	$—	$—	$62,412	$415,350

Jan C. Wendenburg, Chief Executive Officer, Authentidate International, A.G. (5)	2008	$310,835	$—	$—	$41,100	$—	$—	$26,075	$378,009
	2007	$278,515	$53,050	$—	$41,100	$—	$—	$23,127	$395,792

(1)	Mr. Benjamin was appointed to office of President effective November 26, 2007. The amounts shown in the table reflect the compensation Mr. Benjamin received in fiscal 2008 as President starting January 1, 2008 and in his former function as Senior Vice President—Product Development. The compensation Mr. Benjamin received as Senior Vice President—Product Development included in these amounts was as follows: Salary—$115,000; option awards—$84,600.
(2)	The employment agreement with our former Chief Executive Officer and President Mr. Pai ended on December 31, 2007. Based on the terms of his agreement Mr. Pai received the following compensation in fiscal 2008: Salary and auto expenses for July through December 2007—$187,500 and $15,000, respectively; option awards—$330,100 and severance—$610,653. In fiscal 2007 he received: Salary and auto expense— $362,500 and $30,000, respectively; bonus—$70,000; and option awards—$115,500. Effective November 26, 2007, Mr. Pai ceased serving as Authentidate’s President and Chief Executive Officer.
(3)	Messrs. O’Connell, Marshall and Wendenburg are entitled to receive a performance-based bonus of up to 50% of their base salary if certain performance targets are met, pursuant to their respective employment agreements with us. As of date of this Annual Report, no bonus amounts for fiscal 2008 have been determined or awarded. No amounts were paid for fiscal 2007. The amounts included in the table represent amounts earned for fiscal 2006 that were paid in fiscal 2007.
(4)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year computed in accordance with SFAS 123R, and thus may include amounts from awards granted in and prior to 2008. A discussion of the methods used to calculate these values may be found in Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K.
(5)	Annual salary, bonus and other compensation amounts are paid in Euros. Amounts reported and based on Euro converted to US dollars at an average exchange rate of 0.6756 dollars and 0.7617 dollars for the fiscal year ended June 30, 2008 and 2007, respectively.
(6)	Other compensation for Mr. Wendenburg includes automobile and related expenses and for Mr. Marshall temporary living expenses.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the years ended June 30, 2008 and 2007 to the Named Executive Officers.

Grants of Plan Based Awards

			Estimated Future Payouts Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
	Fiscal Year	Grant Date	Thres- hold ($)	Target ($)	Maxi- mum ($)	Thre- shold ($)	Target ($)	Maxi- mum ($)
Name
O’Connell Benjamin (1) (2)	2008	12/5/07	$—	$—	$—	$—	$—	$—	—	100,000	$1.25	$42,400
	2007	8/8/07	$—	$—	$—	$—	$—	$—	—	50,000	$1.36	$39,500

William A. Marshall (2)	2007	8/8/07	$—	$—	$—	$—	$—	$—	—	50,000	$1.36	$39,500

Jan C. Wendenburg (2)	2007	8/8/07	$—	$—	$—	$—	$—	$—	—	50,000	$1.36	$39,500

(1)	Mr. Benjamin was appointed to office of President on November 26, 2007 and was granted 100,000 options on December 5, 2007. These options vest one-third on the one-year anniversary of the date of grant and monthly over the following two years, as long as the grantee continues to be an employee of the company.
(2)	Options granted on August 8, 2007 were for fiscal 2007 and vest one third on the one-year anniversary of the date of grant and monthly over the following two years, as long as the grantee continues to be an employee of the company.
(3)	Surendra B. Pai, our former Chief Executive Officer and President was granted 400,000 options on January 5, 2007 with an exercise price of $1.50 per share and a grant date fair value of approximately $288,000. See Employment Agreements with Names Executives Officers— Surendra B. Pai for further information.

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

O’Connell Benjamin

Effective as of November 26, 2007 Mr. O’Connell Benjamin became our President, in connection with his promotion, Mr. Benjamin’s base salary was increased to $290,000 effective January 1, 2008 and he will be entitled to a discretionary performance-based bonus for the 2008 fiscal year in the discretion of our Management Resources and Compensation Committee. Mr. Benjamin was also granted options to purchase 100,000 shares of our common stock at an exercise price of $1.25. These options vest over a three year period commencing on the first anniversary of the date of grant and expire ten years from the grant date. We entered into an employment agreement with Mr. Benjamin which provides for an initial term of one year through December 31, 2008. The following is a summary of Mr. Benjamin’s employment agreement:

•	Annual base salary of $290,000.

•

Annual bonus potential targeted at 50% of base salary, in the discretion of the Board, or if the Board so designates, the Management Resources and Compensation Committee of the Board based on the annual performance of Authentidate.

•

In the event of a change of control, Mr. Benjamin would have the right to terminate his employment with Authentidate for any reason within a limited period of time following the change of control and such termination would be deemed for good reason. In such an event, Authentidate would be required to pay him the amounts described in the immediately preceding paragraph. Further, in the event of such a termination, the 100,000 options granted to Mr. Benjamin described above would be deemed vested and exercisable for an extended period following the termination date.

•	If Mr. Benjamin’s employment is terminated by Authentidate for “cause” he will not be entitled to any further compensation or benefits other than his accrued and unpaid compensation.

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

Jan C. Wendenburg

On June 29, 2007, Authentidate Holding Corp. and its wholly-owned subsidiary Authentidate International, AG, entered into a new one year service agreement with Mr. Jan C. Wendenburg, the Chief Executive Officer of

Authentidate International, AG. The service agreement was effective as of July 1, 2007 and was renewed for one year effective July 1, 2008 with no changes. The following is a summary of Mr. Wendenburg’s agreement:

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

Surendra B. Pai

On January 15, 2007, we had entered into a new one year employment agreement with Mr. Surendra Pai, our former President and Chief Executive Officer, which was effective as of January 1, 2007. Effective November 26, 2007, Mr. Pai ceased serving as our President and Chief Executive Officer. Pursuant to the employment agreement, in connection with the cessation of his employment with us, Mr. Pai was entitled to: (a) all compensation accrued but not paid as of the termination date; (b) a severance payment equal to the sum of (i) 12 months of the greater of (A) his base salary in effect on the termination date and (B) the highest base salary in effect at any time during the ninety (90) day period to the date of termination; and (ii) an additional severance payment of $187,500; and (c) continued participation in our benefit plans through the end of the month of the one-year anniversary of the termination of his employment. In addition, pursuant to this employment agreement, the options we granted Mr. Pai under such employment agreement which vested as of the date of termination, plus 200,000 options, are deemed vested and exercisable for two years from the date of termination. Based on the terms of this agreement, Mr. Pai received the following compensation in fiscal 2008: Salary and auto expenses for July through December 2007—$187,500 and $15,000, respectively; option awards—$330,100 and severance—$610,653.

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

Under the terms of the 2000 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422 of the Code, or options which do not so qualify (“Non-ISOs”). As of June 30, 2008, there were outstanding an aggregate of approximately 3,807,000 options under the 2000 Plan, with exercise prices ranging from $0.41 to $7.28.

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

Non-Executive Director Stock Option Plans

In January 2002, our shareholders approved the 2001 Non-Executive Director Stock Option Plan. Options are granted under the 2001 Director Plan until December, 2011 to (i) non-executive directors as defined and (ii) members of any advisory board we may establish who are not full-time employees of us or any of our subsidiaries. Under the 2001 Director Plan, each non-executive director will automatically be granted an option to purchase 20,000 shares upon joining the Board and an option to purchase 10,000 shares each September 1st thereafter, pro rata, based on the time the director has served during the prior year. The term non-executive director refers to those of our directors who are not otherwise a full-time employee of AHC or any subsidiary. In addition, each eligible member of an advisory board will receive, upon joining the advisory board, and on each anniversary of the effective date of his appointment, an option to purchase 5,000 shares of our common stock.

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

As of June 30, 2008, there were 410,000 options outstanding under the 2001 Director Plan. The options outstanding have exercise prices ranging from $1.32 to $10.58. On September 1, 2008, we granted an aggregate of 60,000 options to our non-employee directors pursuant to the 2001 Director Plan. These options have an exercise price of $0.58.

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

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at June 30, 2008 with respect to the Named Executive Officers.

Outstanding Equity Awards At Fiscal Year-End

	Options Awards					Stock Awards
Name (4)	Number of Securities Underlying Unexercised Options— Exercisable (#)	Number of Securities Underlying Unexercised Options— Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date (2)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
O’Connell Benjamin	135,000	—		6.28	01/01/15	—	—	—	—
	47,223	2,777	(3)	4.50	08/11/15
	—	50,000	(3)	1.36	08/07/17
	—	100,000	(3)	1.25	12/04/17

William A. Marshall	241,667	58,333	(3)	4.50	02/15/16	—	—	—	—
	—	50,000	(3)	1.36	08/08/17	—	—	—	—

Jan C. Wendenburg	150,000	—		4.54	03/15/12	—	—	—	—
	23,611	1,389	(3)	4.50	08/23/15	—	—	—	—
	—	50,000	(3)	1.36	08/08/17	—	—	—	—

(1)	Each stock option grant reported in the table above was granted under, and is subject to, our 2000 Plan. The option expiration date shown above is the normal expiration date, and the last date that the options may be exercised. For each Named Executive Officer, the unexercisable options shown above are also unvested. Unvested shares are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. For information regarding the effect on vesting of options on the death, disability or termination of employment of a Named Executive Officer or a change in control of our company, see “Payments Upon Termination or Change in Control” below. If a Named Executive Officer’s employment is terminated by us for cause, options (including the vested portion) are generally forfeited. The exercisable options shown above, and any unexercisable options shown above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement. For a description of the material terms of the Named Executive Officer’s employment agreements, see “Employment Agreements With Named Executive Officers” above.
(2)	Effective January 17, 2007, we amended all of the outstanding options held by our employees solely to modify the expiration date to be ten years from the original grant date.
(3)	Vesting schedule is one third of the grant on the one year anniversary of the date of the grant and monthly thereafter over the remaining twenty four months.
(4)	Surendra B. Pai, our former Chief Executive Officer, has vested options to purchase 400,000 shares of common stock at an exercise price of $1.50 per share through December 31, 2009 and options to purchase 400,000 shares of common stock at an exercise price of $6.58 per share through November 15, 2014.

Options Exercised and Stock Vested

None of our Named Executive Officers exercised any stock options during the 2008 fiscal year.

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

Payments upon Termination or Change-in-Control

The discussion and tables below reflect the estimated benefits that would be paid or accrue to each of the Named Executive Officers other than our former Chief Executive Officer in the event of the following hypothetical scenarios:

•	termination without cause, or constructive (“good reason”) termination (including upon the occurrence of a change in control of a company);

•	termination for cause;

•	upon an executive’s disability; or

•	in the event of the executive’s death.

O’Connell Benjamin

Death or Disability. Pursuant to the terms of his employment agreement, if Mr. Benjamin’s employment is terminated as a result of his death, Mr. Benjamin or his estate, as applicable, would receive any accrued but unpaid, base salary, bonus and expense reimbursement amounts through the date of his death. If Mr. Benjamin’s employment is terminated as a result of disability, Mr. Benjamin or his estate, as applicable, would receive (a) any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date on which the disability occurs; (b) a severance payment 12 months of his base salary in effect on the termination date and (c) continued participation in our benefit plans (or comparable plans) for the longer of the natural expiration of the agreement or the end of the month of the one-year anniversary of the termination of his employment. Further, in the event of a termination due to his death or disability, Mr. Benjamin’s (or his estate’s or legal representative’s) right to purchase shares of common stock pursuant to any stock option or stock option plan to the extent vested as of the termination date shall remain exercisable for a period of twelve months following such date, but in no event after the expiration of the exercise period.

Cause. If Mr. Benjamin’s employment is terminated for cause or he terminates his employment without good reason, he would be entitled to his base salary and expense reimbursement through the date of termination, and he shall have no further entitlement to any other compensation or benefits. All stock options that have not been exercised as of the date of termination for cause shall be deemed to have expired as of such date, otherwise, options vested as of the date of termination may be exercised for a period of three months thereafter.

Without Cause or for Good Reason. If Mr. Benjamin’s employment is terminated without cause, by Mr. Benjamin for good reason, or either (1) we fail to timely notify him or our intent to renew his agreement or (2) after providing such notice, we fail to reach an agreement on a new employment agreement with him prior to the expiration date, then we would be obligated to: (a) pay any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date of termination; (b) pay a severance payment equal to 12 months of his base salary in effect on the termination date and (c) provide for his continued participation in our benefit plans (or comparable plans) for the longer of the natural expiration of the agreement or the end of the month of the one-year anniversary of the termination of his employment. Further, in the event of such a termination event, the options granted to Mr. Benjamin under his employment agreement will be deemed vested and shall be exercisable for a period of two years from the termination date.

Change of Control. In the event of a change of control, Mr. Benjamin shall have the right to terminate his employment with us for any reason within a period of 120 days of such change of control and such termination shall be deemed for good reason. In such an event, we would be required to pay Mr. Benjamin the amounts described in the immediately preceding paragraph. Further the 100,000 options granted to Mr. Benjamin in connection with his promotion to President would be deemed vested and exercisable as discussed above.

Employee Covenants. In his employment agreement, Mr. Benjamin agreed to keep confidential and not disclose any confidential or proprietary information owned by, or received by or on behalf of, us or any of our affiliates, during the term of the agreement or at any time thereafter. He also agreed to return such confidential and proprietary information to us immediately in the event of any termination of employment. Mr. Benjamin also agreed, during the term of the agreement and for a period of one year thereafter, to not in any manner enter into or engage in any business that is engaged in any business directly competitive with our business anywhere in the world, with limited exceptions. Moreover, Mr. Benjamin agreed, during the term of the agreement and for a period of 12 months thereafter, to not, directly or indirectly, without our prior written consent: (i) solicit or induce any employee of us or any of our affiliates to leave such employ; or (ii) solicit the business of any customer with respect to products or services that compete directly with the products or services provided or supplied by us.

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

Cause. If Mr. Wendenburg’s employment is terminated for cause or he terminates his employment without good reason, he would be entitled to his base salary and expense reimbursement through the date of termination, and he shall have no further entitlement to any other compensation or benefits. All stock options that have not been exercised as of the date of termination shall be deemed to have expired as of such date.

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

Termination Scenario Summary Tables

The amounts shown in the tables below assume that the noted triggering event occurred on June 30, 2008. Other relevant assumptions and explanations are provided in the footnotes following the tables. The amounts shown reflect only the additional payments or benefits that a Named Executive Officer, other than former Chief Executive Officer, would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested absent the triggering event.

Potential Payments on Termination (without cause or following change-in-control)

Year Ended June 30, 2008 (1)

	Termination Without Cause (2)				Termination Following Change-in-Control (2)
Name	Cash Payments ($) (3)	Estimated value of continued benefits ($) (4)	Estimated value of accelerated equity awards ($) (5)	Total ($)	Cash Payments ($) (3)	Estimated value of continued benefits ($) (4)	Estimated value of accelerated equity awards ($) (5)	Estimated tax gross- up payment ($)	Total ($)
O’Connell Benjamin	$290,000	$—	$86,000	$376,000	$290,000	$—	$86,000	$—	$376,000

William A. Marshall	$260,000	$11,000	$70,000	$341,000	$260,000	$11,000	$70,000	$—	$341,000

Jan C. Wendenburg	$323,000	$—	$—	$323,000	$—	$—	$—	$—	$—

(1)	This table provides information for each continuing Named Executive Officer. All references to base salary and annual target bonus refer to the amounts described above under “Employment Agreements with Named Executive Officers.” Amounts in the table are rounded.
(2)	If we terminate the executive without cause, or the executive resigns for good reason as defined in his executive employment agreement (as described above), the executive will be entitled to receive the compensation as shown in the table. These amounts will also apply if the executive is terminated or resigns for good reason in connection with a change-in-control.
(3)	Cash payments to Mr. Benjamin, Mr. Marshall and Mr. Wendenburg consist of base salary for one year following termination. The amount due to Mr. Wendenburg is payable in Euros and is converted to U.S. dollars at an average exchange rate of 0.6756 over the fiscal year ended June 30, 2008.
(4)	The estimated value of continued health and related benefits in effect on the termination date for a period of 12 months.
(5)	Estimated value of accelerated vesting of stock options represents the expense as calculated in accordance with FAS 123R.

Potential Payments on Disability or Death

Year Ended June 30, 2008

	Disability (1)				Death
Name	Cash Payments (includes severance and bonus) ($)	Estimated value of continued benefits ($)	Estimated value of accelerated equity awards ($)	Total ($)	Cash Payments (includes severance and bonus) ($)	Estimated value of continued benefits ($)	Estimated value of accelerated equity awards ($)	Total ($)
O’Connell Benjamin	$290,000	$—	$—	$290,000	$—	$—	$—	$—

William A. Marshall	$260,000	$11,000	$—	$271,000	$—	$—	$—	$—

Jan C. Wendenburg	$162,000	$—	$—	$162,000	$—	$—	$—	$—

(1)	In the event the executive becomes physically or mentally disabled such that he is unable to perform his duties for a period of three consecutive months as determined by a medical professional, we may terminate the executive’s employment, unless otherwise prohibited by law. In the event of termination due to disability, the executive will be entitled to the compensation shown in the table.

Director Compensation

Our non-executive directors are compensated as follows.

•	The annual director fee for our non-executive directors is $15,000;

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

A summary of non-executive director compensation for the years ended June 30, 2008 and 2007 is as follows:

Summary of Non-Executive Director Compensation

Name (1) (2)	Fiscal Year	Fees Earned or Paid in Cash ($)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (6)	Total ($)

F. Ross Johnson	2008	$21,750	$28,750	$6,800	$—	$—	$—	$57,300
	2007	$45,375	$15,126	$8,200	$—	$—	$73,586	$142,287

J. Edward Sheridan	2008	$36,413	$—	$6,800	$—	$—	$—	$43,213
	2007	$53,235	$—	$8,200	$—	$—	$—	$61,435

Charles J. Johnston	2008	$25,500	$—	$6,800	$—	$—	$—	$32,300
	2007	$26,735	$—	$8,200	$—	$—	$—	$34,935

J. David Luce	2008	$14,625	$18,751	$6,800	$—	$—	$—	$40,176
	2007	$29,758	$11,008	$8,200	$—	$—	$11,424	$60,390

Ranjit C. Singh	2008	$12,376	$5,626	$6,800	$—	$—	$—	$24,802
	2007	$25,125	$8,625	$8,200	$—	$—	$—	$41,950

John J. Waters (5)	2008	$24,000	$26,625	$6,800	$—	$—	$—	$57,425
	2007	$12,375	$6,374	$—	$—	$—	$—	$18,749

(1)	As of June 30, 2008, each director had the following number of Director Plan options outstanding: Mr. Johnson—72,500; Mr. Sheridan—60,000; Mr. Johnston—60,000; Mr. Luce—67,500; Mr. Singh—67,500; and Mr. Waters—10,000.
(2)	On November 8, 2007, Mr. Roger O. Goldman resigned from the Board of Directors. During his tenure in fiscal 2008 Mr. Goldman received the following compensation: Fees earned or paid in cash $9,075; stock awards $9,075; option awards $6,800. As of June 30, 2008, Mr. Goldman had 67,500 options outstanding.
(3)	On January 10 , 2007, our stockholders approved an amendment to our 2001 Director Plan to provide, among other things, that our non-executive directors shall have the option to elect to receive up to 50% of their cash director compensation in restricted shares of common stock. For the years ended June 30, 2008 and 2007, respectively, the following directors elected to receive a portion of their cash director fees for such periods in shares of common stock. The number of shares of common stock issued for fiscal 2008 and 2007 to each director is as follows: Mr. Johnson 52,431 and 10,104; Mr. Luce 33,731 and 7,335; Mr. Singh 10,285 and 5,767; and Mr. Waters 58,131 and 4,245, respectively.
(4)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2008 computed in accordance with SFAS 123R, and thus may include amounts from awards granted in and prior to 2008. A discussion of the methods used to calculate these values may be found in Note 10 to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.
(5)	Mr. Waters resigned from service to us as our Chief Administrative Officer effective January 2006 but has remained on our board. See Item 13 “Certain Relationships and Related Transactions” for a description of his separation agreement.
(6)	Includes certain travel expenses for airfare and related tax gross up payments.

Report of the Management Resources and Compensation Committee of the Board Of Directors

The following report has been submitted by the Management Resources and Compensation Committee of the Board of Directors:

The Management Resources and Compensation Committee of the Board of Directors has reviewed and discussed our Compensation Discussion and Analysis with management. Based on this review and discussion, the Management Resources and Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the SEC.

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

J. David Luce, Chair

J. Edward Sheridan

Ranjit C. Singh

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks between the members of our Management Resources and Compensation Committee and any other entity. At present, Messrs. Luce, Sheridan and Singh are the members of this committee. During the fiscal year ended June 30, 2008, none of the members of the Management Resources and Compensation Committee (a) was an officer or employee of AHC during the last fiscal year; (b) was formerly an officer of AHC or any of its subsidiaries; or (c) had any relationship with AHC requiring disclosure under Item 404 of Regulation S-K.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of September 1, 2008 with respect to (i) each director and each executive officer, (ii) and all directors and executive officers as a group, and (iii) persons (including any “group” as that term is used in Section l3(d)(3) of the Securities Exchange Act of l934), known by us to be the beneficial owner of more than five percent of our common stock. Shares of common stock subject to options exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others. The information contained in the following table excludes options granted to our non-employee directors as of August 6, 2008 which are subject to shareholder approval.

Type of Class	Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership (++)		Percent of Class (#)
Directors and Executive Officers

Common	O’Connell Benjamin	204,445	(1)	*
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive, 5th Floor
	Berkeley Heights, NJ 07922

Common	J. Edward Sheridan	70,000	(2)	*
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive, 5th Floor
	Berkeley Heights, NJ 07922

Type of Class	Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership (++)		Percent of Class (#)
Common	Charles C. Johnston	182,262	(3)	*
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive, 5th Floor
	Berkeley Heights, NJ 07922

Common	J. David Luce	946,320	(4)	2.7%
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922

Common	F. Ross Johnson	175,035	(5)	*
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922

Common	Ranjit C. Singh	95,552	(6)	*
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922

Common	John J. Waters	399,376	(7)	1.1%
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922

Common	William A. Marshall c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	336,112	(8)	*

Common	Jan C. Wendenburg c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	197,835	(9)	*

	Directors/Executive Officers as a group (1)(2)(3)(4)(5)(6)(7)(8)(9)	2,606,937		7.9%

Beneficial Owners of 5% or greater of our Common Stock

Common	Morgan Stanley and Morgan Stanley Capital Services, Inc. 1585 Broadway New York, New York 10036	2,785,070	(10)	8.0%

Type of Class	Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership (++)		Percent of Class (#)
Common	NWQ Investment Management Company, LLC 2049 Century Park East, 16th Floor Los Angeles, CA 90067	1,785,342	(10)	5.2%

Common	Clint Coghill CCM Master Qualified Fund, Ltd. Coghill Capital Management, LLC One North Wacker Drive, Suite 4350 Chicago, IL 60606	3,434,804	(11)	9.9%

(++)	Unless otherwise indicated below, each director, officer and 5% stockholder has sole voting and sole investment power with respect to all shares that he beneficially owns.
#	Based on 34,614,833 shares of common stock outstanding as of August 31, 2008.
*	Represents less than 1% of the issued and outstanding shares of common stock as of the date of this table.
(1)	Includes vested options to purchase 204,445 shares of common stock and excludes unvested options to purchase 130,555 shares of common stock.
(2)	Includes vested options to purchase 70,000 shares of common stock.
(3)	Includes vested options to purchase 70,000 shares of common stock and 53,692 shares of common stock held by J&C Resources, LLC. Excludes 26,631 shares of common stock owned by CCJ Trust and 20,000 shares of common stock owned by FILIT Trust.
(4)	Includes vested options to purchase 77,500 shares of common stock. Includes 827,754 shares of common stock owned by Duke 83, LLC.
(5)	Includes vested options to purchase 82,500 shares of common stock.
(6)	Includes vested options to purchase 77,500 shares of common stock.
(7)	Includes vested options to purchase 320,000 shares of common stock and 17,000 shares of common stock owned by Mr. Waters’ spouse.
(8)	Includes vested options to purchase 286,112 shares of common stock and excludes unvested options to purchase 63,888 shares of common stock.
(9)	Includes vested options to purchase 194,445 shares of common stock and excludes unvested options to purchase 30,555 shares of common stock.
(10)	Based solely on Schedule 13G or 13G/A filed by listed holder.
(11)	Based solely on Schedule 13D filed by listed holder.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of June 30, 2008 which consist of the 2000 Employee Stock Option Plan, as amended, and the 2001 Non-Employee Director Stock Option Plan, as amended, Information concerning each of the aforementioned plans is set forth below following the caption “Shareholder Approved Option Plans.”

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Oustanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)
Equity Compensation Plans Approved by Stockholders	4,592,000	(1)	$3.82	4,362,000	(2)
Equity Compensation Plans Not Approved by Stockholders	400,000	(3)	10.65	N/A

Total	4,992,000		$4.37	4,362,000

(1)

Includes 410,000 options issued pursuant to our 2001 Director Plan, as amended; and 3,807,000 options issued to employees pursuant to our 2000 Plan, as amended; and 375,000 options issued to a consultant but does not include 60,000 options granted under to our 2001 Director Plan on September 1, 2008.
(2)	Consists of 4,182,000 options available for issuance pursuant to our 2000 Plan, as amended, and assumes the issuance of 180,000 options pursuant to our 2001 Director Plan, as amended, according to the following analysis. The 2001 Director Plan does not provide for a cap on the aggregate number of options which may be granted thereunder. All option grants under the 2001 Director Plan are non-discretionary; each non-employee director receives an option to purchase 10,000 shares of our common stock each September 1, pro rata, based on the length of such directors service during the preceding year. Accordingly, if the number and identity of our non-employee directors remains constant over the remaining life of the 2001 Director Plan, we would issue a total of 180,000 options to our non-employee directors and advisor under the 2001 Director Plan, which number includes a total of 60,000 options granted on September 1, 2008 pursuant to the 2001 Director Plan.
(3)	See Note 10 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information related to common stock purchase warrants issued to certain consultants.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

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

On January 9, 2006, we entered into a termination agreement and a separate consulting agreement with John J. Waters, who was then serving as our Executive Vice President—Chief Administrative Officer and a member of our board of directors. Pursuant to the termination agreement, Mr. Waters relinquished his employment position in favor of a consulting relationship, effective as of January 1, 2006. We agreed to pay and/or provide to Mr. Waters (a) an amount of approximately $350,000, in accordance with the terms and conditions of the consulting agreement; (b) an amount of $5,000 for attorneys’ fees; and (c) the accelerated vesting of all options granted to him, along with the continuation of the exercise period for the duration of their original term. Mr. Waters continues to serve on our board of directors. Prior to that time, Mr. Waters’ compensation was set forth in an employment agreement which included the following terms: (a) base salary of $275,000, (b) annual discretionary bonus potential of up to 50% of base salary, (c) grant of options to purchase 300,000 shares of the common stock at an exercise price of $5.85, subject to vesting requirements as follows: 75,000 options vested on the date of grant, 18,750 vested on the one-month anniversary of the date of grant and the remainder shall vest in equal amounts of 9,375 on a monthly basis, (d) payment equal to the greater of his base salary to the termination date or a severance payment equal to six months of his base salary in effect as of the termination date, in the event of the termination of Mr. Waters’ employment by us without “cause” or by Mr. Waters for “good reason,” as those terms are defined in his employment agreement.

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

On November 26, 2007, our Board of Directors appointed Mr. O’Connell Benjamin to the office of President, effective immediately. Mr. Benjamin’s appointment filled one of the positions formerly held by Mr. Suren Pai, who ceased serving as our President and Chief Executive Officer as of such date. Pursuant to the employment agreement we had with Mr. Pai, in connection with the cessation of his employment with Authentidate, Mr. Pai was entitled to: (a) all compensation accrued but not paid as of the termination date; (b) a severance payment equal to the sum of (i) 12 months of the greater of (A) his base salary in effect on the termination date and (B) the highest base salary in effect at any time during the ninety (90) day period to the date of termination; and (ii) an additional severance payment of $187,500; and (c) continued participation in Authentidate’s benefit plans through the end of the month of the one-year anniversary of the termination of his employment. In addition, pursuant to his employment agreement, the options Authentidate granted Mr. Pai under such employment agreement which vested as of the date of termination, plus 200,000 options, are deemed vested and exercisable for two years from the date of termination.

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

Our Board of Directors reviewed all relevant transactions or relationships between each director, or any of his family members, and our company and has affirmatively determined that each of our directors, other than John J. Waters, our former Chief Administrative Officer, are independent directors under the applicable guidelines noted above. Our Board of Directors has five committees: the Audit Committee, the Management Resources and Compensation Committee, the Nominating and Corporate Governance Committee, the Executive Committee and the Special Committee. All of the members of our Audit Committee meet the standards for independence required under current Nasdaq Stock Market listing rules, SEC rules, and applicable securities laws and regulations except for Mr. Waters. All of the members of our Management Resources and Compensation Committee and our Nominating and Corporate Governance Committee satisfy the applicable independence standards.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The Board of Directors of Authentidate has selected Eisner LLP, as its independent registered public accounting firm for the current fiscal year. As previously reported, we initially engaged Eisner LLP on April 28, 2005 following our dismissal of PricewaterhouseCoopers LLP on April 13, 2005. During the 2008 fiscal year, the audit services provided by Eisner LLP consisted of examination of financial statements, services related to filings with the SEC, and consultation in regard to various accounting matters. The following table presents the total fees billed for professional audit and non-audit services rendered by our independent registered public accounting firm for the audit of our annual financial statements for the years ended June 30, 2008 and 2007, and fees billed for other services rendered by our independent registered public accounting firm during those periods.

	Year Ended June 30,
	2008	2007
Audit Fees (1)	$329,000	$354,000
Tax Fees (2)	—	48,000

Total	$329,000	$402,000

(1)	Audit services consist of audit work performed on financial statements, audit work performed on internal control over financial reporting, reviews of Annual Reports on Form 10-K, reviews of financial statements and related Quarterly Reports on Form 10-Q during the fiscal year, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including consents for registration statement filings and responding to SEC comment letters on annual and quarterly filings. During the fiscal years ended June 30, 2008 and 2007, all reported amounts were for services provided by Eisner LLP.
(2)	Tax services consist of all services performed by independent tax personnel, except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice. During the fiscal year ended June 30, 2008 all services were provided by SmarTax LLC. During the fiscal year ended June 30, 2007 such services were provided by Eisner LLP.

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

Pursuant to Section 10A (i) (2) of the Securities Exchange Act of 1934, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by our independent registered public accounting firm. During the fourth quarter of fiscal 2008, the Audit Committee did not pre-approve the performance of any non-audit services by Eisner LLP.

Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. The Audit Committee has not authorized our independent registered public accounting firm to provide any additional non-audit services.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following Financial Statements of AHC are set forth below:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of June 30, 2008 and 2007;

•	Consolidated Statements of Operations for the years ended June 30, 2008, 2007, and 2006;

•	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2008, 2007, and 2006;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2008, 2007, and 2006; and

•	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

There are no schedules required for any of the years in the three year period ended June 30, 2008 pursuant to item 15 (d)

(a)(3) Exhibits

The exhibits required by Item 15 (a) (3) are set forth in the Exhibit Index

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

By:	/s/ O’CONNELL BENJAMIN
O’Connell Benjamin
President

Dated: September 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/S/ F. ROSS JOHNSON F. Ross Johnson	Chairman of the Board	September 26, 2008

/S/ O’CONNELL BENJAMIN O’Connell Benjamin	President	September 26, 2008

/S/ J. EDWARD SHERIDAN J. Edward Sheridan	Director	September 26, 2008

/S/ CHARLES C. JOHNSTON Charles C. Johnston	Director	September 26, 2008

/S/ J. DAVID LUCE J. David Luce	Director	September 26, 2008

/S/ RANJIT C. SINGH Ranjit C. Singh	Director	September 26, 2008

/S/ JOHN J. WATERS John J. Waters	Director	September 26, 2008

/S/ WILLIAM A. MARSHALL William A. Marshall	Chief Financial Officer and Principal Accounting Officer	September 26, 2008

EXHIBIT INDEX

The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. ss. 230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits. A management contract or compensation plan or arrangement is indicated with (**). Certain portions of exhibits marked with the symbol (++) have been granted confidential treatment by the Securities and Exchange Commission. Such portions were omitted and filed separately with the Securities and Exchange Commission. Certain portions of exhibits marked with the symbol (#) have been omitted and are subject to our request for confidential treatment by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Commission.

Item No.	Description
2.1	Form of Stock Purchase Agreement dated as of March 4, 2002 by and among Authentidate Holding Corp., Authentidate International AG and PFK Acquisition Group I, LLC. (Exhibit 2.1 to Form 8-K dated March 15, 2002).

2.2	Asset Purchase Agreement, dated as of May 31, 2007, by and between Astria Solutions Group, LLC and Authentidate Holding Corp. (Exhibit 2.1 to Form 8-K filed June 11, 2007).

2.3	Agreement and Plan of Merger, dated as of August 6, 2008, by and among Authentidate Holding Corp., Parascript, LLC, Parascript Management, Inc., AHC Group Inc., AHC Merger Sub Inc. and Parascript Merger Sub LLC. (Exhibit 2.1 to Form 8-K filed August 12, 2008).

3.1	Certificate of Incorporation of Bitwise Designs, Inc.-Delaware (Exhibit 3.3.1 to Registration Statement on Form S-18, File No. 33-46246-NY).

3.1.1	Certificate of Designation of Series B Preferred Stock (Exhibit 3.2.1 to Form 10-KSB dated October 4, 1999).

3.1.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

3.1.3	Certificate of Designations, Preferences and Rights and Number of Shares of Series C Convertible Preferred Stock (Exhibit 4.1 to Form 10-Q dated May 14, 2001).

3.1.4	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series C Convertible Preferred Stock (Exhibit 3.1.4 to Form 10-K dated September 26, 2001).

3.1.5	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series B Convertible Preferred Stock (Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2002).

3.1.6	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit C to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

3.2	By-Laws, as amended (Exhibit 3.2.1 to Form 10-Q for the quarter ended March 31, 2004).

3.2.1	Amendment to By-laws (filed as Exhibit 3.1 to Current Report on Form 8-K, dated November 15, 2007).

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY).

4.2	Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494).

4.3	Form of Warrant issued in connection with Unit Offering (Exhibit 4.12 to Form 10-K dated September 30, 2002).

Item No.	Description
4.4	Form of Warrant, dated as of October 25, 2002, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated October 25, 2002).

4.5	Form of Warrant, dated as of May, 2003, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated May 30, 2003).

4.6	Form of Warrant, dated as of September 12, 2003, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated September 15, 2003).

4.7	Form of Warrant, dated as of September 22, 2003, issued in connection with private placement (Exhibit 4.1 to Form 8-K dated September 22, 2003).

4.8	Senior Subordinated Secured Note, dated as of May 31, 2007, executed by Astria Solutions Group, LLC (Exhibit 4.1 to Form 8-K filed June 11, 2007).

10.1**	1992 Non-executive Directors stock option plan (Exhibit 10.11 to Registration Statement on Form S-18, File No. 33-46246-NY).

10.2	Agreement and Plan of Merger by and among Bitwise Designs, Inc., Bitwise DJS, Inc., certain individuals and DJS Marketing Group, Inc. dated March 6, 1996 (Exhibit 2 to Form 8-K dated March 22, 1996).

10.3++	Joint Venture Agreement between the Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.30 to the Company’s Form 10-KSB dated June 30, 2000).

10.4++	Technology License Agreement between the Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.31 to the Company’s Form 10-KSB dated June 30, 2000).

10.5	Form of Security Exchange Agreement entered into between Authentidate Holding Corp., Authentidate, Inc. and certain security holders of Authentidate, Inc. (Exhibit 10.15 to the Company’s Form 10-K dated September 26, 2001).

10.6	Form of Unit Purchase Agreement entered into between Authentidate Holding Corp. and certain investors (Exhibit 10.21 to Form 10-K dated September 30, 2002).

10.7	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors (Exhibit 10.22 to Form 10-K dated September 30, 2002).

10.8++	Strategic Alliance Agreement between Authentidate Holding Corp., Authentidate, Inc. and United States Postal Service dated as of July 31, 2002. (Exhibit 10.23 to Form 10-K dated September 30, 2002).

10.9	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of October 25, 2002 (Exhibit 10.1 to Form 8-K dated October 25, 2002).

10.10	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of October 25, 2002 (Exhibit 10.2 to Form 8-K dated October 25, 2002).

10.11	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of May 21, 2003 (Exhibit 10.1 to Form 8-K dated May 30, 2003).

10.12	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of May 21, 2003 (Exhibit 10.2 to Form 8-K dated May 30, 2003).

10.13	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of September 12, 2003 (Exhibit 10.1 to Form 8-K dated September 15, 2003).

10.14	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of September 12, 2003 (Exhibit 10.2 to Form 8-K dated September 15, 2003).

Item No.	Description
10.15	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and a certain investor, dated as of September 22, 2003 (Exhibit 10.1 to Form 8-K dated September 22, 2003).

10.16	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and a certain investor, dated as of September 22, 2003 (Exhibit 10.2 to Form 8-K dated September 22, 2003).

10.17	Form of Securities Purchase Agreement dated as of January 28, 2004 (Filed as Exhibit 10.1 to Current Report on Form 8-K dated February 5, 2004).

10.18	Form of Registration Rights Agreement (Filed as Exhibit 10.2 to Current Report on Form 8-K dated February 5, 2004).

10.19++	Agreement among Trac Medical Solutions, Inc., Homecare Association, LLC and bConnected Software, Inc. dated February 12, 2004 (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004).

10.20++	Product Development and License Agreement between Trac Medical Solutions, Inc. and bConnected Software, Inc. dated February 12, 2004 (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004).

10.21**	2000 Employee Stock Option Plan, as amended (filed as Exhibit B to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

10.22**	Form of Stock Option Award Pursuant to 2000 Employee Stock Option Plan, as amended (filed as Exhibit 10.30.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.23**	2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit B to Definitive Proxy Statement dated December 15, 2006, as filed with the Securities and Exchange Commission).

10.24**	Form of Stock Option Award Pursuant to 2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit 10.31.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.25**	Employment Agreement between John T. Botti and Authentidate Holding Corp. (filed as Exhibit 10.32 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.26**	Employment Agreement between John J. Waters and Authentidate Holding Corp. (filed as Exhibit 10.1 to Current Report on Form 8-K dated September 20, 2004).

10.27**	Employment Agreement between Surendra Pai and Authentidate Holding Corp. dated January 1, 2007 (filed as Exhibit 10.2 to Current Report on Form 8-K filed January 19, 2007).

10.28**	Employment Agreement between Jan C. Wendenburg and Authentidate Holding Corp. and Authentidate International A.G. dated June 29, 2007 (filed as Exhibit 10.1 to Current Report on Form 8-K filed July 3, 2007).

10.29#	Agreement between Liberty Medical Group, Inc. and Authentidate Holding Corp. (filed as Exhibit 10.38 to Annual Report on Form 10-K for the fiscal year ended June 30, 2005).

10.30	Lease Agreement dated as of July 5, 2005 between Authentidate Holding Corp. and The Connell Company (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 11, 2005).

10.31**	Settlement Agreement and Release between John T. Botti and Authentidate Holding Corp. (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004).

10.32**	Consulting Agreement between John T. Botti and Authentidate Holding Corp. (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004).

Item No.	Description
10.33**	Termination Agreement between Authentidate Holding Corp. and John J. Waters (filed as Exhibit 10.1 to Current Report on Form 8-K dated January 9, 2006).

10.34**	Consulting Agreement between Authentidate Holding Corp. and John J. Waters (filed as Exhibit 10.2 to Current Report on form 8-K dated January 9, 2006).

10.35**	Termination Agreement between Authentidate Holding Corp. and Dennis H. Bunt (filed as Exhibit 10.1 to Current Report on Form 8-K dated January 26, 2006).

10.36**	Employment Agreement between William A. Marshall and Authentidate Holding Corp. (filed as Exhibit 10.1 to Current Report on Form 8-K dated February 15, 2006).

10.37*#	License Agreement between Authentidate Holding Corp. and U.S. Postal Service (filed as Exhibit 10.1 to Current Report on Form 8-K dated November 6, 2007).

10.38**	Employment Agreement between O’Connell Benjamin and Authentidate Holding Corp. (filed as Exhibit 10.1 to Current Report on Form 8-K dated June 10, 2008).

14	Code of Ethics (Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

16.1	Letter from PricewaterhouseCoopers LLP to the Registrant filed with the Securities and Exchange Commission dated April 19, 2005 (filed as Exhibit 16.1 to Current Report on Form 8-K dated April 19, 2005).

21*	Subsidiaries of Registrant

23.1*	Consent of Eisner LLP

31.1*	Certification of President

31.2*	Certification of Chief Financial Officer

32*	Section 1350 Certification of President and Chief Financial Officer

Authentidate Holding Corp. and Subsidiaries

Index to Consolidated Financial Statements

June 30, 2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Authentidate Holding Corp.

We have audited the accompanying consolidated balance sheets of Authentidate Holding Corp. and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting as of June 30, 2008. Our June 30, 2008 audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Authentidate Holding Corp. and subsidiaries as of June 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2008 in conformity with U.S. generally accepted accounting principles.

/s/ Eisner LLP

New York, New York

September 23, 2008

Authentidate Holding Corp. and Subsidiaries

Consolidated Balance Sheet

	June 30,
(in thousands, except per share data)	2008	2007
Assets
Current assets
Cash and cash equivalents	$4,493	$8,735
Restricted cash	512	521
Marketable securities	6,375	22,896
Accounts receivable, net	1,287	1,543
Prepaid expenses and other current assets	671	399

Total current assets	13,338	34,094
Marketable securities	3,950	—
Property and equipment, net	1,014	1,078
Note receivable, net of deferred gain of $2,000	—	—
Other assets
Software development costs, net	2,533	2,463
Goodwill	7,341	7,341
Other assets	1,375	1,609
Assets held for sale	2,000	2,119

Total assets	$31,551	$48,704

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$1,850	$3,992
Deferred revenue	1,273	1,230
Other current liabilities	97	157

Total current liabilities	3,220	5,379
Long-term deferred revenue	140	140

Total liabilities	3,360	5,519

Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value; 5,000 shares authorized Series B, 28 shares issued and outstanding	3	3
Common stock, $.001 par value; 75,000 shares authorized, 34,537 and 34,430 issued and outstanding on June 30, 2008 and 2007 respectively	35	34
Additional paid-in capital	165,681	164,336
Accumulated deficit	(137,006)	(121,125)
Accumulated other comprehensive loss	(522)	(63)

Total shareholders’ equity	28,191	43,185

Total liabilities and shareholders’ equity	$31,551	$48,704

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statement of Operations

	Year Ended June 30,
(in thousands, except per share data)	2008	2007	2006
Revenues
Software licenses and support	$3,769	$3,335	$2,478
Hosted software services	2,298	1,663	2,015

Total revenues	6,067	4,998	4,493

Operating expenses
Cost of revenues	2,244	2,134	1,222
Selling, general and administrative	16,434	16,843	17,887
Product development	2,823	2,594	3,575
Depreciation and amortization	1,638	1,499	1,353

Total operating expenses	23,139	23,070	24,037

Operating loss	(17,072)	(18,072)	(19,544)
Other income	1,261	1,954	2,109

Loss from continuing operations	(15,811)	(16,118)	(17,435)
Income (loss) from discontinued operations, including gain on disposal in 2007 of $1,264, net	—	1,055	(388)

Net loss	$(15,811)	$(15,063)	$(17,823)

Basic and diluted loss per share
Continuing operations	$(0.46)	$(0.47)	$(0.51)
Discontinued operations	—	0.03	(0.01)

Basic and diluted loss per share	$(0.46)	$(0.44)	$(0.52)

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
Year Ended (in thousands)	Number of Shares	$0.10 Par Value	Number of Shares	$0.001 Par Value
Balance, June 30, 2005	28	$3	34,399	$34	$160,489	$(88,101)	$(63)	$72,362	$(19,174)

Cost to register common shares					(2)			(2)
Currency translation adjustment							(33)	(33)	(33)
Exercise of stock options			14		30			30
Preferred stock dividends						(68)		(68)
Share-based compensation expense					1,869			1,869
Net loss						(17,823)		(17,823)	(17,823)

Balance, June 30 2006	28	3	34,413	34	162,386	(105,992)	(96)	56,335	$(17,856)

Preferred stock dividends					—	(70)		(70)
Share-based compensation expense					1,925			1,925
Issuance of restricted common stock			17		25			25
Currency translation adjustment							33	33	33
Net loss						(15,063)		(15,063)	(15,063)

Balance, June 30, 2007	28	3	34,430	34	164,336	(121,125)	(63)	43,185	$(15,030)

Preferred stock dividends						(70)		(70)
Share-based compensation expense					1,080			1,080
Share-based severance expense					145			145
Warrants issued for services					34			34
Issuance of restricted common stock			107	1	86			87
Currency translation adjustment							41	41	41
Unrealized holding loss—marketable securities							(500)	(500)	(500)
Net loss						(15,811)		(15,811)	(15,811)

Balance, June 30, 2008	28	$3	34,537	$35	$165,681	$(137,006)	$(522)	$28,191	$(16,270)

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	June 30,
(in thousands)	2008	2007	2006
Cash flows from operating activities
Net loss	$(15,811)	$(15,063)	$(17,823)
Adjustments to reconcile net loss to net cash used by operating activities
Income (loss) from discontinued operations	—	(1,055)	388
Depreciation and amortization	1,638	1,499	1,353
Share-based severance	145	—	—
Share-based compensation	1,080	1,778	1,648
Warrants issued for services	34	—	—
Restricted shares issued for services	87	25
Change in fair value of assets held for sale	116	—	—
Changes in assets and liabilities
Accounts receivable	256	(942)	(90)
Prepaid expenses and other current assets	(272)	(196)	24
Accounts payable, accrued expenses and other liabilities	(2,219)	(844)	1,254
Deferred revenue	43	(54)	(497)

Net cash used in operating activities	(14,903)	(14,852)	(13,743)

Cash flows from investing activities
Restricted cash	9	—	(379)
Purchases of property and equipment and other assets	(550)	(329)	(958)
Other intangible assets acquired	(53)	(444)	(87)
Capitalized software development costs	(804)	(1,530)	(1,764)
Net sales of marketable securities	12,071	13,643	19,536

Net cash provided by investing activities	10,673	11,340	16,348

Cash flows from financing activities
Dividends paid	(53)	(53)	(68)
Stock options and warrants exercised	—	—	30
Principal payments on obligations under capital leases	—	—	(20)
Payment of registration costs	—	—	(2)

Net cash used in financing activities	(53)	(53)	(60)

Effect of exchange rate changes on cash flows	41	33	(33)

Net increase (decrease) in cash and cash equivalents	(4,242)	(3,532)	2,512
Cash flow from discontinued operations—operating activities	—	330	634
Cash flow from discontinued operations—investing activities	—	2,571	(277)
Cash flow from discontinued operations—financing activities	—	—	68

Cash and cash equivalents, beginning of period	8,735	9,366	6,429

Cash and cash equivalents, end of period	$4,493	$8,735	$9,366

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements

June 30, 2008, 2007, and 2006

1. Description of Business and Summary of Significant Accounting Policies

Authentidate Holding Corp. (Authentidate or the company) is a worldwide provider of secure workflow management software and web-based services. Authentidate and its subsidiaries provide software applications and web-based services that address a variety of business needs for our customers, including increasing revenues, reducing costs, raising service levels, improving productivity, providing automated audit trails, enhancing compliance with regulatory requirements and reducing paper based processes. Our scalable offerings are primarily targeted at enterprises and office professionals and incorporate security technologies such as rules based electronic forms, intelligent routing and transaction management, electronic signing, content authentication, identity credentialing and verification and web and fax-based communication capabilities to electronically facilitate secure and trusted workflows. Authentidate currently operates its business in the United States and Germany with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market.

As discussed more fully in Note 4, in June 2007, Authentidate announced that it had completed the sale of its Document Management Solutions and Systems Integration businesses, including its wholly-owned subsidiary DJS Marketing Group, Inc., to Astria Solutions Group, LLC (“Astria”). Astria was newly formed as a New York limited liability company by members of the acquired businesses’ senior management team. Accordingly, the Document Management Solutions and Systems Integration businesses and the related assets and liabilities have been presented as discontinued operations and assets held for sale in the consolidated financial statements for all periods presented.

Principles of Consolidation

The financial statements include the accounts of Authentidate Holding Corp. and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments where we do not exercise significant influence over the investee are accounted for under the cost method.

Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. At June 2008 and 2007 cash equivalents consisted primarily of investments in high quality short term investments such as commercial paper and overnight interest bearing deposits.

Marketable Securities

Our marketable securities are generally comprised of auction rate securities rated AAA or AA by one or more national rating agencies. The auction rate securities have contractual maturities of up to 30 years, but generally have interest rate reset dates that occur every 7, 28 or 35 days and despite the long-term nature of their stated contractual maturities, we have had the ability to liquidate these securities at ongoing auctions every 35 days or less. We classify our investments in auction rate securities as “available for sale.” These investments have been recorded at cost which approximates fair market value due to their variable interest rates, which typically reset every 7, 28 or 35 days and, as a result, we have had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from such investments through March 31, 2008. All income generated from these investments is recorded as interest income. Because we did not expect to hold any auction rate security longer than one year, such securities have been classified as current assets at June 30, 2007.

As a result of credit market conditions the market for auction rate securities is currently less liquid than it has been in the past. Since February 2008, auctions for most types of auction rate securities have been failing and

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008, 2007, and 2006

interest rates have reset at contractual rates which are generally higher than market rates. During April and May of 2008 we redeemed several of our investments at par, but have not sold any additional investments since that time. Recent legal and regulatory investigations of auction rate security dealers have resulted in a number of settlements whereby such dealers will redeem auction rate securities from certain customers at par over the next twelve months. Approximately $5.6 million of our auction rate securities are covered by these settlements and other investments of $800,000 have been redeemed at par since our fiscal year end. Therefore, we have continued to value these investments at cost which approximates fair market value and have classified these investments as current assets at June 30, 2008.

Our remaining investments at June 30, 2008 of approximately $4.4 million at par value,, are AAA rated auction rate securities consisting of investments in government insured student loan issues. While the credit quality of these investments is sound, current illiquid market conditions may impact our ability to dispose of these investments over the next twelve months and could impact the value of such investments. Although we believe the market for these investments will recover during this period, we have classified such investments as long-term assets at June 30, 2008. In addition, based on our year-end impairment testing for investments we have recorded a cumulative gross unrealized holding loss related to these investments of approximately $500,000 in accumulated other comprehensive loss as of June 30, 2008.

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

Software Development Costs

Software development and modification costs incurred subsequent to establishing technological feasibility are capitalized and amortized based on anticipated revenue for the related product with an annual minimum equal to the straight-line amortization over the remaining economic life of the related product (generally three years). Amortization expense of $742,000, $616,000 and $295,000 for the years ended June 30, 2008, 2007 and 2006, respectively, is included in depreciation and amortization expense.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008, 2007, and 2006

Goodwill

Goodwill is reviewed for impairment annually or whenever events such as significant changes in the business climate, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. We perform an annual goodwill impairment test at the end of each fiscal year using a discounted cash flow approach.

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

Warranty Provisions

We provide a limited warranty on the software and services sold. Warranty expense was not significant in any of the periods presented.

Advertising Expenses

We recognize advertising expenses as incurred. Advertising expense was $182,000, $292,000 and $400,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008, 2007, and 2006

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

Management Estimates

Preparing financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include estimates of loss contingencies and product life cycles, assumptions such as elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences; and determining when investment or other impairments exist. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make estimates on the future recoverability of capitalized goodwill which is highly dependent on the future success of marketing and sales. We record a valuation allowance against deferred tax assets when we believe it is more likely than not that such deferred tax assets will not be realized and we make assumptions in connection with the calculations of share-based compensation expense. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. We have based our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances and we evaluate our estimates on a regular basis and make changes accordingly. Historically, our estimates relative to our critical accounting estimates have not differed materially from actual results; however, actual results may differ from these estimates under different conditions. If actual results differ from these estimates and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated statement of operations, and in certain situations, could have a material adverse effect on liquidity and our financial condition.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008, 2007, and 2006

We have no significant off-balance sheet arrangements at June 30, 2008. At June 30, 2008, one customer represented approximately 13% of total accounts receivable. At June 30, 2007, one customer represented approximately 54% of total accounts receivable. For the year ended June 30, 2008, one customer accounted for approximately 18% of consolidated revenues. For the year ended June 30, 2007, two customers accounted for approximately 43% of consolidated revenues. For the year ended June 30, 2006, two customers accounted for approximately 37% of consolidated revenues.

Investment in Affiliate

In fiscal 2005 we invested $750,000 in an unaffiliated third party, Health Fusion, Inc. in connection with a strategic relationship established with this company. We own less than 4% of the outstanding stock of Health Fusion and account for this investment using the cost method.

Investment in Joint Venture

In June 2008 we formed a joint venture with EncounterCare Solutions, Inc., a provider of technology and services for the home healthcare marketplace. The joint venture called ExpressMD™ Solutions will provide in-home patient vital signs monitoring systems and services to improve care for patients with chronic illnesses and reduce the cost of care by delivering results to their health care providers via the Internet. ExpressMD Solutions combines EncounterCare’s Electronic House Call™ patient vital signs monitoring appliances with a specially designed web-based management and monitoring software module based on our Inscrybe™ Healthcare platform which enables unattended measurements of patients’ vital signs and related health information. Patients’ data is securely sent electronically to each patient’s health care provider for review. ExpressMD Solutions is designed to aid wellness and preventative care, and deliver better care to specific patients segments such as the elderly, special needs or pediatric patients with chronic illnesses who require regular monitoring of serious medical conditions. Using ExpressMD Solution’s offerings, health care providers will be able to easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans via the Internet. ExpressMD Solution’s easy to use patient monitoring system is intended to provide patients with increased peace of mind and improved condition outcomes through a combination of care plan schedule reminders and comprehensive disease management education on their in-home communication unit. The service will provide intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Health care providers and health insurers also are expected to benefit by having additional tools to improve patient care, and reduce overall in-person and emergency room patient visits.

We have a 50% interest in the ExpressMD Solutions joint venture and account for this investment using the equity method. For the year ended June 30, 2008 we recorded all of our advances to the joint venture amounting to approximately $143,000 as other expense. The assets, liabilities and operations of the joint venture were not material as of and for the year ended June 30, 2008 and accordingly, are not presented herein.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008, 2007, and 2006

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

In December 2007, the FASB issued Financial Accounting Standard (FAS) No.141 (Revised 2007), “Business Combination.” Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141R also changed the accounting treatment for certain specific items, including: acquisition costs will generally be expensed as incurred; non controlling interests will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In December 2007, the FASB issued Financial Accounting Standard (FAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”. FAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. FAS No.160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. FAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Standards”. FAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are in conformity with generally accepted accounting principles for nongovernmental entities. We are currently evaluating the impact of this standard on our Consolidated Financial Statements. Statement 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.

2. Share-Based Compensation

Effective July 1, 2005, the company adopted FAS 123R which requires all share-based payments, including grants of stock options, to be recognized in the income statement as a compensation expense, based on their fair values. Under the provisions of FAS 123R, the estimated fair value of options granted under the company’s

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008, 2007, and 2006

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

2000 Employees Stock Option Plan

In March 2001, the shareholders approved the 2000 Employees Stock Option Plan (the “2000 Plan”) which, as amended in February 2004, provides for the grant of options to purchase up to 10,000,000 shares of the company’s common stock. The 2000 Plan expires in 2010 and replaced the 1992 Employees Stock Option Plan. Under the terms of the 2000 Plan, options granted thereunder may be designated as incentive stock options or non-qualified options.

The 2000 Plan is administered by a Compensation Committee (“Committee”) designated by the Board of Directors (“Board”). The Compensation Committee is comprised entirely of outside directors. The Board or the Committee, as the case may be, has the discretion to determine eligible employees and the times and the prices at which options will be granted, whether such options shall be ISOs or non-qualified options, the period during which each option will be exercisable and the number of shares subject to each option. Vesting generally occurs one-third per year over three years and options generally have a life of ten years. The Board or the Committee has full authority to interpret the 2000 Plan and to establish and amend rules and regulations relating thereto. Under the 2000 Plan, the exercise price of an option designated as an ISO may not be less than the fair market value of the company’s common stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent shareholder, the exercise price shall be at least 110% of such fair market value. The aggregate fair market value on the grant date of shares subject to options which are designated as ISOs which become exercisable in any calendar year, shall not exceed $100,000 per optionee.

The Board or the Committee may in its sole discretion grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option. As of June 30, 2008, 2007 and 2006, no loans had been granted or guaranteed. Loans may not be granted or guaranteed for executive officers.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008, 2007, and 2006

Stock option activity under the 2000 Plan is as follows (in thousands, except per share and average life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30 2005	3,974	$5.31
Granted	1,113	4.50
Exercised	(14)	2.15
Forfeited	(789)	6.17

Outstanding, June 30 2006	4,284	4.95
Granted	551	2.28
Forfeited	(505)	4.69

Outstanding, June 30, 2007	4,330	4.64
Granted	889	1.23
Forfeited	(1,412)	1.17

Outstanding, June 30, 2008	3,807	$3.87	4.46	$—

Exercisable at June 30, 2008	2,982	$4.38	3.26	$—

Expected to vest at June 30, 2008	694	$1.84	8.83	$—

2001 Non-Executive Director Stock Option Plan

In January 2002, our shareholders approved the 2001 Non-Executive Director Stock Option Plan to replace the 1992 Non-Executive Director Stock Plan and approved an amendment to the Plan in February 2004 (the “2001 Director Plan”). Under the 2001 Director Plan, options may be granted until December 2011 to (i) non-executive directors as defined and (ii) members of any advisory board established by the company who are not full-time employees of the company or any of its subsidiaries. The 2001 Director Plan, as amended, provides that each non-executive director will automatically be granted an option to purchase 40,000 shares upon joining the Board of Directors and 10,000 shares on each September 1st thereafter, prorated based upon the amount of time such person served as a director during the period beginning twelve months prior to September 1st . Additionally, non-executive directors, upon joining the Board and for a period of one year thereafter, will be entitled to purchase restricted stock from the company at a price equal to 80% of the closing price on the date of purchase up to an aggregate purchase price of $100,000. Each eligible director of an advisory board will receive, upon joining the advisory board, and on each September 1st thereafter, an option to purchase 5,000 shares of the company’s common stock, provided such person has served as a director of the advisory board for the previous 12-month period.

On January 17, 2007, the shareholders approved several amendments to the 2001 Non-Executive Director Stock Option Plan whereby non-executive director stock options expire ten years from the original date of grant, non-executive directors will have up to two years to exercise their options after leaving the board and may elect to receive up to 50% of their cash director compensation in restricted common stock of the company issued at fair value in accordance with the terms of the Plan. For the year ended June 30, 2008, the company issued 106,533 shares of restricted common stock valued at approximately $86,800 to certain non-executive directors in connection with this program.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008, 2007, and 2006

The exercise price for options granted under the 2001 Director Plan is 100% of the fair market value of the common stock on the date of grant. The exercise price of options granted under the 2001 Director Plan must be paid at the time of exercise in cash. Options are non-qualified options, vest upon grant and generally have a life of ten years unless terminated sooner, as provided in the 2001 Director Plan. The 2001 Director Plan is administered by a committee of the board of directors composed of not fewer than three persons who are officers of the company (the “Committee”). The Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the 2001Director Plan.

In fiscal 2009, the company granted 60,000 options under the 2001 Director Plan at an exercise price of $0.58 per share. In July 2008, the company also issued 77,897 shares of restricted common stock valued at approximately $32,000 to certain non-executive directors under the program discussed above.

A schedule of director stock option activity is as follows (in thousands, except per share and average life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2005	260	$5.36
Options granted equal to market price	55	3.00
Options expired	(20)	4.81

Outstanding, June 30, 2006	295	4.95
Options granted equal to market price	65	2.03
Options expired	(20)	3.76

Outstanding, June 30, 2007	340	4.47
Options granted equal to market price	70	1.32

Outstanding, June 30, 2008	410	$3.93	5.84	$—

The impact of share-based compensation expense on the Consolidated Statement of Operations is as follows (in thousands, except per share data):

	Year Ended June 30,
	2008	2007	2006
Loss from continuing operations before share-based compensation expense	$(14,731)	$(14,340)	$(15,787)
Share-based compensation expense	(1,080)	(1,778)	(1,648)

Loss from continuing operations	$(15,811)	$(16,118)	$(17,435)

Net loss before share-based compensation expense	$(14,731)	$(13,138)	$(15,954)
Share-based compensation expense	(1,080)	(1,925)	(1,869)

Net loss	$(15,811)	$(15,063)	$(17,823)

Basic and diluted loss per share
Continuing operations before share-based compensation	$(0.43)	$(0.42)	$(0.46)
Share-based compensation expense	(0.03)	(0.05)	(0.05)
Discontinued operations before share-based compensation	—	0.03	(0.01)

Basic and diluted loss per share	$(0.46)	$(0.44)	$(0.52)

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008, 2007, and 2006

Share-based compensation expense by category is as follows (in thousands):

	Year Ended June 30,
	2008	2007	2006
SG&A expenses, net	$15,494	$15,192	$16,489
Share-based compensation expense	940	1,651	1,398

Total SG&A expenses	$16,434	$16,843	$17,887

Product development expenses, net	$2,689	$2,474	$3,332
Share-based compensation expense	134	120	243

Total product development expenses	$2,823	$2,594	$3,575

Cost of revenues, net	$2,238	$2,127	$1,215
Share-based compensation expense	6	7	7

Total cost of revenues	$2,244	$2,134	$1,222

Prior to the adoption of FAS No. 123R, the company presented cash flows resulting from the tax benefits of deductions from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. FAS No. 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The company did not realize any tax benefits from the exercise of stock options during the years ended June 30, 2008, 2007 and 2006.

We computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. We based our estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on our historical stock volatility and historical stock volatility of comparable companies in the industry. The assumptions used in our Black-Scholes calculations for fiscal 2008, 2007 and 2006 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Option Life (Months)
Fiscal year 2008	4.5%	0%	74%	48
Fiscal year 2007	4.2%	0%	68% - 74%	42
Fiscal year 2006	3.3% - 4.2%	0%	70%	33

The Black-Scholes option-pricing model requires the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of share-based compensation for employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation as circumstances change and additional data becomes available over time, which may result in changes to these assumptions and methodologies. Such changes could materially impact the company’s fair value determination.

As of June 30, 2008, there was approximately $564,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. This expense is expected to be recognized over a weighted-average period of 26 months.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008, 2007, and 2006

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

The total intrinsic value of options exercised was $0, $0 and $4,000 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. The weighted average grant date fair value of options granted during the fiscal years ended June 30, 2008, 2007 and 2006 was approximately $0.68, $0.71 and $0.79. The values were calculated using the Black-Scholes model.

The total fair value of shares vested was $657,000, $1,376,000 and $1,572,000 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

3. Loss per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Year Ended June 30,
	2008	2007	2006
Loss from continuing operations	$(15,811)	$(16,118)	$(17,435)
Income (loss) from discontinued operations, including gain on disposals in 2007 of $1,264	—	1,055	(388)

Net loss	(15,811)	(15,063)	(17,823)
Preferred stock dividends	(70)	(70)	(68)

Net loss applicable to common shareholders	$(15,881)	$(15,133)	$(17,891)

Weighted average shares	34,485	34,418	34,405

Basic and diluted (loss) income per common share
Continuing operations, less preferred dividends	$(0.46)	$(0.47)	$(0.51)
Discontinued operations	—	0.03	(0.01)

Basic and diluted loss per common share	$(0.46)	$(0.44)	$(0.52)

All common stock equivalents were excluded from the loss per share calculation for all periods presented because the impact is antidilutive. At June 30, 2008, options (4,217,000), warrants (400,000), performance based consultant options (375,000), and convertible preferred stock (28,000 preferred shares convertible into 500,000 common shares) were outstanding. At June 30, 2007, options (4,670,000), warrants (714,000), performance based consultant options (375,000) and convertible preferred stock (28,000 preferred shares convertible into 500,000 common shares were outstanding. At June 30, 2006, options (4,579,000), warrants (1,221,000), performance based consultant options (375,000) and convertible preferred stock (28,000 preferred shares convertible into 500,000 common shares) were outstanding.

4. Discontinued Operations and Assets Held for Sale

In June 2007, the company announced that it had completed the sale of its Document Management Solutions and Systems Integration businesses, including its wholly-owned subsidiary DJS Marketing Group, Inc., to Astria

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008, 2007, and 2006

Solutions Group, LLC (“Astria”). Astria was newly formed as a New York limited liability company organized by members of the acquired businesses’ senior management team. Under the terms of the definitive Asset Purchase Agreement, dated as of May 31, 2007, the company received approximately $7,100,000 for the acquired businesses and related assets (including cash of $750,000). Astria paid the company $3,250,000 in cash, issued to the company a $2,000,000 seven-year note bearing an interest rate of 8.5% (“Note”), assumed approximately $1,600,000 in liabilities related to the acquired businesses, and agreed to pay the company approximately $270,000 based on the collection of deferred accounts receivable following the closing. In connection with the sale of the businesses and related assets, the company recorded a gain of approximately $1,264,000. The reported gain does not include any value for the Note. As discussed below, additional gain, if any, will be recorded as management determines that the debtor’s cash flows from operations are sufficient to repay the debt, using the guidance under Staff Accounting Bulletin No. 103—Topic 5U “Gain Recognition on Sale of a Business or Operating Assets to a Highly Leveraged Entity”.

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

A summary of the operating results for the discontinued operations is as follows (in thousands):

	Year Ended June 30,
	2008	2007	2006
Revenues	$—	$9,158	$12,079

Operating loss	$—	$(209)	$(388)

Assets held for sale consist of the following (in thousands):

	June 30,
	2008	2007
Land and building	$2,000	$2,119

During fiscal 2008, we listed the property for sale and adjusted our carrying value to the property’s estimated market value.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008, 2007, and 2006

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,		Estimated Useful Life In Years
	2008	2007
Machinery and equipment	$3,572	$3,100	3-6
Furniture and fixtures	319	321	5-7
Leasehold improvements	240	240	5

	4,131	3,661
Less: Accumulated depreciation and amortization	(3,117)	(2,583)

	$1,014	$1,078

Depreciation expense on property and equipment for the years ended June 30, 2008, 2007 and 2006 was approximately $617,000, $770,000 and $703,000, respectively.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	2008	2007
Accounts payable and accrued expenses	$1,830	$3,367
Accrued severance	20	110
Litigation accrual	—	515

	$1,850	$3,992

7. Income Taxes

At June 30, 2008, the company had federal net operating loss carryforwards for tax purposes of approximately $105,000,000. These losses expire in various years between fiscal 2009 and fiscal 2028. At June 30, 2008, the company had a foreign loss carry forward of approximately $8,600,000 which does not expire and can be carried forward indefinitely.

Pre-tax book (loss) from foreign sources totaled approximately $(1,350,000), $(805,000) and $(991,000) for the years ended June 30, 2008, 2007 and 2006, respectively.

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

The provision for income taxes for continuing operations differs from the amount computed by applying the federal statutory rate of 34% as follows (in thousands):

	Year Ended June 30,
	2008	2007	2006
Computed expected tax benefit	$(5,376)	$(5,480)	$(5,928)
Benefit attributable to net operating loss carryforward and other deductible temporary differences not recognized	5,376	5,480	5,928

Income tax expense	$—	$—	$—

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008, 2007, and 2006

The components of deferred tax assets and liabilities consist of the following (in thousands):

	Year Ended June 30,
	2008	2007
Deferred tax assets:
Investments in affiliated companies	$297	$297
Intangible assets	803	744
Deferred compensation	1,323	1,385
Deferred gain on sale of businesses	820	—
Accrued expenses and other liabilities	305	650
Net operating loss and tax credit carryforwards	43,539	39,719
Other	—	56

Total gross deferred tax assets	47,087	42,851
Less: Valuation allowance	(47,087)	(42,851)

Net deferred tax assets	$—	$—

The company has recorded a full valuation allowance of an amount equal to its deferred tax assets less deferred tax liabilities since it believes it is more likely than not that such deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended June 30, 2008, 2007 and 2006 was an increase of approximately $4,236,000, $7,173,000 and $6,671,000, respectively.

8. Lease Commitments

The company is obligated under operating leases for facilities, vehicles and equipment expiring at various dates through the year 2015. Certain of these leases contain escalation clauses Future minimum payments are as follows (in thousands):

		Operating Leases
Year Ending June 30:	2009	$992
	2010	986
	2011	904
	2012	875
	2013	886
	Thereafter	1,450

		$6,093

Rental expense was approximately $747,000, $706,000 and $834,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

At June 30, 2008 and 2007, restricted cash was being held as collateral for letters of credit securing certain lease payments.

9. Preferred Stock

The Board of Directors is authorized to issue shares of preferred stock, $.10 par value per share, from time to time in one or more series. The Board may issue a series of preferred stock having the right to vote on any

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008, 2007, and 2006

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

10. Common Stock Warrants

During the fiscal year ended June 2003 the company issued warrants to purchase approximately 864,000 shares of Authentidate’s common stock at prices ranging from $2.50 to $3.00 per share. During fiscal 2004 the company issued warrants to purchase 296,400 shares, of common stock at an exercise price of $3.00 per share. These warrants were issued in connection with the sale of convertible debentures and expire at various times through September 2008. All of these convertible debentures were converted during fiscal 2004 and all amounts related to beneficial conversion features, debt discounts and deferred financing fees were charged to operations in fiscal 2004.

During fiscal 2003 and 2004, the company issued warrants to purchase approximately 182,000 shares of the company’s common stock at prices ranging from $3.00 to $3.26 per share. These warrants were issued in connection with certain private equity offerings and expired at various times through September 2007.

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

During fiscal 2008 the company issued warrants to purchase 150,000 shares of the company’s common stock to a consultant as compensation for services which expire April 15, 2012. These warrants are fully vested and have an exercise price of $0.39 per share. The fair value of these warrants, as determined under the Black Scholes Model, was charged to operations in fiscal 2008.

All of the outstanding warrants are exercisable. A schedule of common stock warrant activity is as follows (in thousands, except per share and average life data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2005	1,276	$5.88
Warrants expired	(55)	4.59

Outstanding, June 30, 2006	1,221	5.94
Warrants expired	(507)	3.35

Outstanding, June 30, 2007	714	7.77
Warrants issued	150	0.39
Warrants expired	(464)	2.91

Outstanding, June 30, 2008	400	$10.65	1.56	$3

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008, 2007, and 2006

11. Commitments and Contingencies

As previously reported, Authentidate was named as the defendant in a claim filed by Shore Venture Group in the federal District Court for the District of New Jersey, under the caption Shore Venture Group, LLC, et al v. Authentidate Holding Corp., Authentidate, Inc. and John T. Botti. The complaint in this case was filed on March 2, 2005 and an amended complaint was filed on or about April 26, 2005. On October 12, 2005, the parties entered into an agreement to arbitrate the claims asserted against us by plaintiffs. On October 19, 2005, the Court approved and entered a Consent Order referring the case to arbitration by the American Arbitration Association and staying the lawsuit pending resolution of the arbitration. In this case, the claimants sought additional shares of the common stock of our subsidiary, Authentidate, Inc., and had withdrawn a number of other claims in the arbitration, including claims for damages in connection with an alleged copyright infringement and rights under one or more of our patent applications. An arbitration hearing in this matter concluded on September 10, 2007. On December 20, 2007, we received the decision of the arbitrators, which was rendered on December 19, 2007, awarding the claimants damages in the amount $1,079,262 plus interest in the amount of $563,676. The arbitrators further awarded the claimants per diem interest at the rate of $303 from December 12, 2007 through the date the award was rendered. Following a post-hearing briefing, the arbitrators awarded the claimants attorneys’ fees of $241,038 on January 31, 2008. The arbitration award extinguishes any interest of Shore Ventures in any shares of stock or stock options of Authentidate Holding Corp. or Authentidate, Inc. The full amount for this settlement was accrued as of December 31, 2007 and was paid in February 2008.

Between June and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York against our company and certain of its current and former directors and former officers. Plaintiffs in those actions alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The securities law claims were based on the allegations that we failed to disclose that our August 2002 agreement with the USPS contained certain performance metrics, and that the USPS could cancel the agreement if we did not meet these metrics; that we did not disclose complete and accurate information as to its performance under, and efforts to renegotiate, the USPS agreement; and that when we did disclose that the USPS might cancel the agreement, the market price of its stock declined. On October 5, 2005 the Court consolidated the class actions under the caption In re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS), and appointed the Illinois State Board of Investment as lead plaintiff under the Private Securities Litigation Reform Act. The plaintiff filed an amended consolidated complaint on January 3, 2006, which asserted the same claims as the prior complaints and also alleged that Authentidate violated the federal securities laws by misrepresenting that it possessed certain patentable technology. On July 14, 2006, the Court dismissed the amended complaint in its entirety; certain claims were dismissed with prejudice and plaintiff was given leave to replead those claims which were not dismissed with prejudice. In August 2006, plaintiff filed a second amended complaint, which does not assert any claims relating to the company’s patents or under the Securities Act of 1933, but which otherwise is substantially similar to the prior complaint. The second amended complaint seeks unspecified monetary damages. The company moved to dismiss the second amended complaint on November 13, 2006. The motion is pending before the court.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008, 2007, and 2006

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

We have employment agreements with our President, Chief Financial Officer and the Chief Executive Officer of our German subsidiary that specify the executive’s current compensation, benefits and perquisites, the executive’s entitlements upon termination of employment, and other employment rights and responsibilities.

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2008, we are not aware of any obligations under such indemnification agreements that would require material payments.

12. Supplemental Cash Flow Information

Cash Flows

We did not pay any income taxes or interest during the fiscal years ended June 30, 2008, 2007 or 2006. As of June 30, 2008 we recorded a cumulative gross unrealized holding loss of $500,000 related to certain marketable securities in accumulated other comprehensive loss.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008, 2007, and 2006

13. Employee Benefit Plan

The company maintains a qualified defined contribution 401(k) profit sharing plan for all eligible employees and may make discretionary contributions in percentages of compensation, or amounts as determined by our Board of Directors. The company did not make any contributions to the plan for the years ended June 30, 2008, 2007 and 2006.

14. Goodwill and Other Intangible Assets

The company performs an annual impairment analysis of goodwill at the end of the fiscal year. Any adverse development or change in its business during the year would require an interim assessment. For the year ended June 30, 2008 there were no adverse developments or changes that required such an assessment. Based on the results of our year end impairment testing, we determined the carrying amount of goodwill was not impaired. Goodwill of $7,291,000 relates to our business in Germany.

Other intangible assets consist of the following (in thousands):

	June 30,
	2008			2007			Useful Life In Years
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$342	$137	$205	$342	$117	$225	17
Trademarks	146	45	101	146	38	108	20
Acquired technologies	72	72	—	72	72	—	2
Licenses	1,247	918	329	1,201	672	529	3

Total	$1,807	$1,172	$635	$1,761	$899	$862

The company amortizes other intangible assets using the straight line method. Amortization expense was approximately $273,000, $125,000 and $285,000 for the years ended June 30, 2008, 2007 and 2006, respectively. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

2009	$172
2010	$104
2011	$102
2012	$59
2013	$27
Thereafter	$171

15. Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Cash Equivalents, Marketable Securities, Accounts Receivable, Other Currents Assets, Accounts Payable and Accrued Expenses and Other Current Liabilities

The carrying amount of cash and cash equivalents, marketable securities, accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities approximates fair value because of the short maturity of these instruments.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008, 2007, and 2006

For additional information regarding marketable securities see Note 1 of Notes to Consolidated Financial Statements.

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

The company operates in one reportable segment in the United States and Germany. In the United States the business is engaged in the development and sale of secure workflow management web-based services. The company’s automated and trusted workflow solutions enable enterprises and office professionals to employ rules-based electronic forms, intelligent routing and transaction management, electronic signing, content authentication, identity credentialing and verification and web and fax based communication capabilities. Customer benefits from our offerings include increased revenues, reduced costs, improved productivity and service levels, automated audit trails, enhanced compliance with regulatory requirements and the reduction of paper-based processes. In the United States we also offer our proprietary content authentication technology in the form of the USPS Electronic Postmark ® (EPM). In Germany the business is engaged in the development and sale of software applications that provide electronic signature and time stamping capabilities for a variety of corporate processes including electronic billing and archiving solutions. Our web-based services and software applications are compliant with applicable digital signature rules and guidelines.

Revenues from external customers include revenues from the German operations of approximately $3,769,000, $3,335,000 and $2,478,000 for years ended June 30, 2008, 2007 and 2006, respectively. This operation had assets of approximately $1,299,000 $2,153,000 and $1,712,000 at June 30, 2008, 2007 and 2006, respectively.

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

During fiscal 2000, the company sold 50,000 shares of a newly created class of Series B convertible cumulative preferred stock (the “Series B preferred stock”). The Series B preferred stock was sold at $25.00 per share for an aggregate offering price of $1,250,000. Dividends on the Series B Preferred Stock are payable at the rate of 10% per annum, semi-annually in cash. Each share of Series B preferred stock is convertible into shares of the company’s common stock or is converted into such number of shares of the common stock as shall equal $25.00 divided by the conversion price of $1.875 per share, subject to adjustment under certain circumstances. Commencing three years after the closing, the conversion price shall be the lower of $1.875 per share or the average of the closing bid and asked price of the company’s common stock for the 10 consecutive trading days

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008, 2007, and 2006

immediately ending one trading day prior to the notice of the date of conversion; provided, however, that the holders are not entitled to convert more than 20% per month of the Series B preferred shares held by such holder on the third anniversary of the date of issuance. The Series B preferred stock is redeemable at the option of the company at any time commencing one year after issuance or not less than 30 nor more than 60 days after written notice at a redemption price of $25.00 per share plus accrued and unpaid dividends provided; (i) the public sale of the shares of common stock issuable upon conversion of the Series B preferred stock (the “Conversion Shares”) are covered by an effective registration statement or are otherwise exempt from registration; and (ii) during the immediately preceding 20 consecutive trading days ending within 10 days of the date of the notice of redemption, the closing bid price of the company’s common stock is not less than $3.75 per share. The Series B voting rights are limited to any issue which would adversely affect their rights.

On October 30, 2002, the company filed a Certificate of Amendment of the Certificate of Designations, Preferences and Rights and Number of Shares of Series B preferred stock with the Secretary of State of the State of Delaware. The amendment provides that the conversion rate applicable to the outstanding shares of Series B preferred stock will be fixed at $1.40. Previously, the conversion rate was equal to the lower of $1.875 and the average of the closing bid and asked prices of the company’s common stock for the immediately preceding ten consecutive trading days ending one day prior to the notice of conversion; provided, however, that the conversion rate would not be below $0.875. Accordingly, the outstanding 28,000 shares of Series B preferred stock are presently convertible into an aggregate of 500,000 shares of the company’s common stock. Prior to the amendment, the outstanding shares of Series B preferred stock were convertible into a maximum of 800,000 shares of the company’s common stock. In consideration of obtaining the consent of the holder of the outstanding Series B preferred stock, the company agreed to defer its ability to redeem those shares for a period of two years.

As of June 30, 2008, 22,000 Series B preferred shares have been converted leaving 28,000 shares outstanding. Commencing October 2004, the Series B preferred stock is redeemable at the option of the company without regard to the closing price of the company’s common stock. During the fiscal years ended June 30, 2008 and 2007, no Series B preferred stock was redeemed.

18. Related Party Transactions

On January 9, 2006, the company entered into a Termination Agreement and a separate consulting agreement with John J. Waters, the company’s Executive Vice President–Chief Administrative Officer and a member of its board of directors. Pursuant to the Termination Agreement, Mr. Waters relinquished his employment position in favor of a consulting relationship, effective as of January 1, 2006. The company agreed to pay and/or provide to Mr. Waters (a) an amount of approximately $350,000, in accordance with the terms and conditions of the consulting agreement; (b) an amount of $5,000 for attorneys’ fees; and (c) the accelerated vesting of all options granted to him, along with the continuation of the exercise period for the duration of their original term. Mr. Waters continues to serve on the company’s board of directors. The full cost of this arrangement was accrued in fiscal 2006 and paid in full by September 30, 2006.

On January 26, 2006, the company entered into a Termination Agreement with Dennis H. Bunt, Authentidate’s Chief Financial Officer, and he resigned his position effective April 30, 2006. Pursuant to the Termination Agreement, the company agreed to pay and/or provide Mr. Bunt (a) a severance payment of approximately $315,000, payable in equal installments over a period of twenty-four months; (b) an additional payment of $33,000 as additional severance and reimbursement of certain expenses; and (c) the accelerated vesting of all options granted to him and the continuation of the exercise period in which he may exercise such options. The full cost of this arrangement was accrued in fiscal 2006 and paid in full by April 30, 2008.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008, 2007, and 2006

On November 26, 2007, our Board of Directors appointed Mr. O’Connell Benjamin to the office of President, effective immediately. Mr. Benjamin’s appointment filled one of the positions formerly held by Mr. Suren Pai, who ceased serving as Authentidate’s President and Chief Executive Officer as of such date. Pursuant to the employment agreement we had with Mr. Pai, in connection with the cessation of his employment with Authentidate, Mr. Pai was entitled to: (a) all compensation accrued but not paid as of the termination date; (b) a severance payment equal to the sum of (i) 12 months of the greater of (A) his base salary in effect on the termination date and (B) the highest base salary in effect at any time during the ninety (90) day period to the date of termination; and (ii) an additional severance payment of $187,500; and (c) continued participation in Authentidate’s benefit plans through the end of the month of the one-year anniversary of the termination of his employment. In addition, pursuant to his employment agreement, the options Authentidate granted Mr. Pai under such employment agreement which vested as of the date of termination, plus 200,000 options, are deemed vested and exercisable for two years from the date of termination. The full cost of this arrangement of approximately $750,000 was accrued during the quarter ended December 31, 2007 and the cash portion of approximately $612,000 was paid in full by June 30, 2008.

19. Other Income

Other income consists of the following (in thousands):

	June 30,
	2008	2007	2006
Interest and other income:
Interest income	$1,333	$1,929	$2,120
Rental income	187	15	—
Miscellaneous income (expense)	(259)	10	(11)

Total interest and other income	$1,261	$1,954	$2,109

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008, 2007, and 2006

20. Quarterly Financial Data (Unaudited)

	(in thousands)
Fiscal Year ended June 30,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Continuing operations:
Revenues	$1,048	$1,661	$1,683	$1,675
Operating expenses	6,162	7,567	5,151	4,259
Loss	(4,583)	(5,476)	(3,119)	(2,633)
Net loss	(4,583)	(5,476)	(3,119)	(2,633)
Loss per share	$(0.13)	$(0.16)	$(0.09)	$(0.08)

2007
Continuing operations:
Revenues	$883	$1,002	$1,793	$1,320
Operating expenses	5,842	5,509	5,536	6,183
Loss	(4,369)	(3,999)	(3,253)	(4,497)
Net loss	(4,295)	(3,812)	(3,381)	(3,575)
Loss per share	$(0.12)	$(0.11)	$(0.10)	$(0.10)

2006
Continuing operations:
Revenues	$1,125	$1,255	$1,265	$848
Operating expenses	5,323	5,356	6,204	7,154
Loss	(3,673)	(3,545)	(4,427)	(5,790)
Net loss	(3,748)	(3,553)	(4,601)	(5,921)
Loss per share	$(0.11)	$(0.10)	$(0.14)	$(0.17)

21. Subsequent Event

In August 2008, Authentidate entered into a definitive merger agreement to acquire all of the membership interests of Parascript LLC and certain of its subsidiaries for up to $10 million in cash, 30 million shares of New Authentidate common stock, all of the shares of its German subsidiary Authentidate International AG, a 10%, five year junior unsecured note in the aggregate principal amount of $20 million, subject to adjustments, and contingent consideration based on the financial performance of a newly formed business unit to exploit certain markets for Parascript’s image analysis and pattern recognition technology. Principal and interest on the note are subject to certain restrictions on payment based on available cash flow. The contingent consideration is payable in New Authentidate common stock valued at $3.00 per share based on ten times the average EBITDA achieved by the new business unit for the fiscal years ending 2010 and 2011. The transaction is contingent upon certain events, including Authentidate shareholder approval, and there can be no assurance that the transaction will close as anticipated. Authentidate will account for this transaction using the purchase method of accounting. As a result, the assets and liabilities of Parascript LLC will be recorded at their estimated fair values as of the date that the transaction occurs. For further information regarding this transaction, see the joint proxy statement/prospectus filed on behalf of New Authentidate on August 13, 2008.