Form 10-Q
period 2008-09-30
AUTHENTIDATE HOLDING CORP
filed 2008-11-13
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2008
Common Stock, $0.001 par value per share	34,644,725 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2008	June 30, 2008
(in thousands, except per share data)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,836	$4,493
Restricted cash	512	512
Marketable securities	8,925	6,375
Accounts receivable, net	874	1,287
Prepaid expenses and other current assets	1,328	671

Total current assets	14,475	13,338
Marketable securities	1,000	3,950
Property and equipment, net	893	1,014
Note receivable, net of deferred gain of $2,000	—	—
Other assets
Software development costs, net	2,530	2,533
Goodwill	7,341	7,341
Other assets	1,339	1,375
Assets held for sale	2,000	2,000

Total assets	$29,578	$31,551

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$1,776	$1,850
Deferred revenue	1,200	1,273
Other current liabilities	60	97

Total current liabilities	3,036	3,220
Long-term deferred revenue	140	140

Total liabilities	3,176	3,360

Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value; 5,000 shares authorized Series B, 28 shares issued and outstanding	3	3
Common stock, $.001 par value; 75,000 shares authorized, 34,615 and 34,537 issued and outstanding on September 30, 2008 and June 30, 2008, respectively	35	35
Additional paid-in capital	165,983	165,681
Accumulated deficit	(139,470)	(137,006)
Accumulated other comprehensive loss	(149)	(522)

Total shareholders’ equity	26,402	28,191

Total liabilities and shareholders’ equity	$29,578	$31,551

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
(in thousands, except per share data)	2008	2007
Revenues
Software licenses and support	$983	$547
Hosted software services	707	501

Total revenues	1,690	1,048

Operating expenses
Cost of revenues	735	454
Selling, general and administrative	2,827	4,557
Product development	423	772
Depreciation and amortization	353	379

Total operating expenses	4,338	6,162

Operating loss	(2,648)	(5,114)

Other income, net	202	531

Net loss	$(2,446)	$(4,583)

Basic and diluted loss per share	$(0.07)	$(0.13)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
(in thousands)	2008	2007
Cash flows from operating activities
Net loss	$(2,446)	$(4,583)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	353	379
Share-based compensation	270	270
Restricted shares issued for services	32	30
Changes in assets and liabilities
Accounts receivable	413	783
Prepaid expenses and other current assets	(657)	(410)
Accounts payable, accrued expenses and other liabilities	(129)	359
Deferred revenue	(73)	(79)

Net cash used in operating activities	(2,237)	(3,251)

Cash flows from investing activities
Purchases of property and equipment and other assets	(6)	(47)
Other intangible assets acquired	(6)	(18)
Capitalized software development costs	(181)	(300)
Net sales of marketable securities	800	3,446

Net cash provided by investing activities	607	3,081

Cash flows from financing activities
Net cash used in financing activities	—	—

Effect of exchange rate changes on cash flows	(27)	(3)

Net decrease in cash and cash equivalents	(1,657)	(173)
Cash and cash equivalents, beginning of period	4,493	8,735

Cash and cash equivalents, end of period	$2,836	$8,562

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries and joint venture (collectively, the “company”). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the company’s Form 10-K for the fiscal year ended June 30, 2008 and the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited condensed consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed more fully in Note 15, on August 6, 2008, Authentidate entered into a definitive merger agreement to acquire the membership interests of Parascript LLC and certain of its subsidiaries. As originally structured, the closing of the merger would have used substantially all of the company’s cash and marketable securities. Therefore, following the merger the combined company would have been dependent on cash flows from operations, the net working capital of Parascript on the closing date, and Parascript’s existing line of credit to meet its future cash needs. Parascript’s line of credit expires annually in April. Historically Parascript has been able to obtain a renewal of the line of credit on commercially reasonable terms. However, in light of the uncertainty in the credit markets and changes in Parascript’s business, the board of directors of the company is considering a proposal to change the structure of the proposed merger. However, there can be no assurance that the parties will agree on an amendment to the merger agreement or that the combined company will have an available credit line or sufficient borrowing capacity under such a line to provide sufficient working capital following the merger to fund operations. This raises substantial doubt regarding the combined company’s ability to continue as a going concern following the proposed merger. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2008	2007
Net loss	$(2,446)	$(4,583)
Preferred stock dividends	(18)	(18)

Net loss applicable to common shareholders	$(2,464)	$(4,601)

Weighted average shares	34,606	34,449

Basic and diluted loss per common share	$(0.07)	$(0.13)

All potential common shares were excluded from the calculation of net loss per share for the periods presented because their impact is antidilutive. At September 30, 2008, employee and non-executive director options (3,915,000), warrants (400,000), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding. At September 30, 2007, employee and non-executive director options (4,738,000), warrants (473,000), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Share-Based Compensation

The impact of share-based compensation expense on the results of operations is as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2008	2007
Net loss before share-based compensation expense	$(2,176)	$(4,313)
Share-based compensation expense	(270)	(270)

Net loss	$(2,446)	$(4,583)

Basic and diluted loss per share
Net loss before share-based compensation expense	$(0.06)	$(0.12)
Share-based compensation expense	(0.01)	(0.01)

Basic and diluted loss per share	$(0.07)	$(0.13)

Share-based compensation by category is as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
SG&A expenses, net	$2,592	$4,317
Share-based compensation expense	235	240

Total SG&A expenses	$2,827	$4,557

Product development expenses, net	$390	$742
Share-based compensation expense	33	30

Total product development expenses	$423	$772

Cost of revenues, net	$733	$454
Share-based compensation expense	2	—

Total cost of revenues	$735	$454

The company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The company based its estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on the company’s historical stock volatility and historical stock volatility of comparable companies in the industry for the fiscal year ending 2008. The assumptions used in the company’s Black-Scholes calculations for fiscal 2009 and 2008 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Option Life (Months)
Fiscal year 2009	3.2%	0%	66%	48
Fiscal year 2008	4.5%	0%	74%	48

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

Stock option activity under the Employees and Non-Executive Directors Stock Option Plans (the “Plans”) for the period ended September 30, 2008 is as follows (in thousands, except per share and average life data):

Employees Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2008	3,807	$3.87		$—
Granted	93	0.63
Expired/forfeited	(455)	3.13

Outstanding, September 30, 2008	3,445	3.88	5.47	$—

Exercisable at September 30, 2008	2,698	$4.28	4.54

Expected to vest at September 30, 2008	605	$1.56	8.81	$—

Non-Executive Director Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2008	410	$3.93
Granted	60	0.58

Outstanding, September 30, 2008	470	$3.50	5.10	$—

Non-executive director options are granted at market price and vest on the grant date.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2008, there was $375,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. This expense is expected to be recognized over a weighted-average period of 19 months.

There were no options exercised during the three months ended September 30, 2008 and 2007. The weighted average grant date fair value of options granted during the three month periods ended September 30, 2008 and 2007 was approximately $0.32 and $0.78, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of options vested was $149,000 and $215,000 for the three month periods ended September 30, 2008 and 2007, respectively.

During fiscal 2006 the company issued 375,000 stock options to an independent consultant, exercisable at $3.25 per share. These options do not vest until the consultant realizes at least $1.0 million in sales of the company’s products; therefore no expense has been recorded as no sales have been realized through September 30, 2008. These options are not included in the disclosures above. These options expire at the later of seven years from the grant date or five years from the vesting date.

Effective January 17, 2007, the Board of Directors amended the terms of existing stock options previously granted to the company’s current employees whereby such options expire ten years from the original grant date. The incremental share-based compensation expense related to this change is being amortized as the related options vest.

On January 17, 2007, the shareholders approved several amendments to the 2001 Non-Executive Director Stock Option Plan whereby non-executive director stock options expire ten years from the original date of grant, non-executive directors will have up to two years to exercise their options after leaving the board and may elect to receive up to 50% of their cash director compensation in restricted common stock of the company issued at fair value in accordance with the terms of the Plan. For the three months ending September 30, 2008, the company issued 77,897 shares of restricted common stock (valued at approximately $32,000) to certain non-executive directors in connection with this program. In October 2008, the company issued 29,892 share of restricted common stock (valued at approximately $13,750) to such directors under the program.

4. Comprehensive Loss:

	Three Months Ended September 30,
	2008	2007
Net loss as reported	$(2,446)	$(4,583)
Currency translation adjustment	(27)	(11)
Unrealized holding gain - marketable securities	400	—

Comprehensive loss	$(2,073)	$(4,594)

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

As a result of credit market conditions the market for auction rate securities is currently less liquid than it has been in the past. Since February 2008, auctions for auction rate securities have been failing and interest rates have reset at contractual rates which are generally higher than market rates. During April, May and September of 2008 we redeemed several of our investments at par. In addition, recent legal and regulatory investigations of auction rate security dealers have resulted in a number of settlements whereby such dealers will redeem auction rate securities from certain customers at par over the next six months. Approximately $8.9 million of our auction rate securities are covered by these settlements. We have valued these investments at fair market value and have classified these investments as current assets at September 30, 2008.

Our remaining investments at September 30, 2008 of approximately $1.1 million at par value are AAA rated auction rate securities consisting of investments in government insured student loan issues. While the credit quality of these investments is sound, current illiquid market conditions may impact our ability to dispose of these investments over the next twelve months and could impact the value of such investments. Although we believe the market for these investments will recover during this period, we have classified such investments as long-term assets at September 30, 2008. In addition, based on our impairment testing for investments we have recorded a cumulative gross unrealized holding loss related to these investments of approximately $100,000 in accumulated other comprehensive loss as of September 30, 2008.

6. Note Receivable and Assets Held for Sale

In June 2007, the company completed the sale of its Document Management Solutions and Systems Integration businesses to Astria Solutions Group, LLC (“Astria”). In connection with the sale, Astria also entered into a seven-year lease for a portion of the building owned by the company in Schenectady, New York where the acquired businesses are located. Under the terms of the lease, Astria has elected to pay all taxes and operating costs for the land and building and rent and additional rent of approximately $186,000 per year for the term of lease. Based on the company’s intention to dispose of these assets in the next year, the carrying value of the land and building is classified as assets held for sale for all periods presented. In fiscal 2008 we listed the property for sale and adjusted our carrying value to the property’s estimated market value less estimated cost to sell.

The note received in connection with the sale is secured by the assets of the acquired businesses and is subordinated to the interests of the senior creditor and mezzanine lender to Astria as set forth in an intercreditor and subordination agreement among the company, Astria, and the senior creditor and mezzanine lender. The note provides for monthly interest payments through May 2010, principal (based on a 15-year amortization) and interest payments thereafter through April 2014 and a final payment of the balance in May 2014. Based on the subordination, the extended collection period and other factors, the company has no reasonable basis for estimating the degree of collectibility of the note. Accordingly, the company is using the guidance under Staff Accounting Bulletin No. 103 - Topic 5U “Gain Recognition on Sale of a Business or Operating Assets to a Highly Leveraged Entity” for the note and will recognize the additional gain, if any, on the sale of the businesses as management determines either that the debtor’s cash flows from operations are sufficient to repay the note or actual collections are received.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The company operates in one reportable segment in the United States and Germany. In the United States the business is engaged in the development and sale of secure workflow management web-based services. The company’s automated and trusted workflow solutions enable enterprises and office professionals to employ rules-based electronic forms, intelligent routing and transaction management, electronic signing, content authentication, identity credentialing and verification and web and fax based communication capabilities. Customer benefits from the company’s offerings include increased revenues, reduced costs, improved productivity and service levels, automated audit trails, enhanced compliance with regulatory requirements and the reduction of paper-based processes. In the United States we also offer our proprietary content authentication technology in the form of the USPS Electronic Postmark ® (EPM). In Germany the business is engaged in the development and sale of software applications that provide electronic signature and time stamping capabilities for a variety of corporate processes including electronic billing and archiving solutions. Our web-based services and software applications are compliant with applicable digital signature rules and guidelines.

Revenues from external customers include revenues from our German operations of approximately $983,000 and $547,000 for three months ended September 30, 2008 and 2007, respectively. Our German operations had assets of approximately $957,000 and $1,400,000 at September 30, 2008 and 2007, respectively.

8. Goodwill and Other Intangible Assets

The company performs an annual impairment test of goodwill at the end of the fiscal year. Any adverse development or change in our business during the year would require an interim assessment. Due to the current economic events in the banking industry and stock markets for the three months ended September 30, 2008 the company reviewed its impairment analysis and concluded that the carrying amount of goodwill has not changed. Approximately $7,291,000 of goodwill relates to our business in Germany.

Other intangible assets consist of the following (in thousands):

	September 30, 2008			June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$342	$142	$200	$342	$137	$205
Trademarks	146	47	99	146	45	101
Acquired technologies	72	72	—	72	72	—
Licenses	1,253	953	300	1,247	918	329

Total	$1,813	$1,214	$599	$1,807	$1,172	$635

The company amortizes other intangible assets under the straight line method. Amortization expense was approximately $42,000 for the three month period ended September 30, 2008. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

2009	$132
2010	108
2011	102
2012	59
2013	27
Thereafter	171

$599

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Shareholders’ Equity

The changes in shareholders’ equity for the three months ended September 30, 2008 are summarized as follows (in thousands):

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2008	$3	$35	$165,681	$(137,006)	$(522)	$28,191
Preferred stock dividends				(18)		(18)
Share-based compensation expense			270			270
Issuance of restricted common stock			32			32
Currency translation adjustment					(27)	(27)
Unrealized holding gain - marketable securities					400	400
Net loss				(2,446)		(2,446)

Balance, September 30, 2008	$3	$35	$165,983	$(139,470)	$(149)	$26,402

During the three months ended September 30, 2008, no stock options or common stock warrants were exercised.

10. Preferred Stock

The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note. At September 30, 2008, the company has accrued dividends in the amount of $35,000 which remain unpaid.

11. Commitments and Contingencies

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2008, we are not aware of any obligations under such indemnification agreements that would require material payments.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

13. Other Income

Other income consists of the following (in thousands):

	Three Months Ended September 30,
	2008	2007
Interest income	$157	$486
Rental income	45	45

Total	$202	$531

14. Accounting Standards Adopted in Fiscal 2009

In September 2006, the FASB issued Financial Accounting Standard (FAS) No. 157, “Fair Value Measurements”. FAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. On February 12, 2008, the FASB issued FASB Staff Position FAS 157-2, that amended FAS Statement No. 157 to delay the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued FASB Staff Position FAS 157-3 to clarify the application of FAS No. 157 in a market that is not active. On July 1, 2008, the company adopted FAS No. 157 for financial assets and liabilities. The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices for identical assets or liabilities that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The company’s financial assets subject to fair value measurements as of September 30, 2008 are as follows (in thousands):

	Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,836	$2,836	$—	$—
Restricted cash	512	512	—	—
Current marketable securities - available for sale	8,925	—	—	8,925
Long-term marketable securities - available for sale	1,000	—	—	1,000

Total	$13,273	$3,348	$—	$9,925

As discussed more fully in Note 5, our marketable securities consist of AAA rated government insured student loan auction rate securities. Since June 30, 2008, approximately $3.3 million, at par value, of these securities were covered by a settlement agreement with the security dealer. Accordingly, during the three months ended September 30, 2008 the company recorded an unrealized holding gain related to these investments of approximately $400,000. For our marketable securities we used level 3 inputs to determine fair value. Our valuation method considered several factors, including discounted cash flow models, the underlying structure of each security, limited input from brokers and auction rate security market conditions. These investments have been classified within level 3 as their valuation required substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. Any adjustment to fair value at September 30, 2008 is immaterial and, accordingly, not recorded. The valuation may be revised in future periods as market conditions evolve.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The reconciliation of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Investments in Auction Rate Securities
Balance at June 30, 2008	$10,325
Transfers from level 3 to level 1	(800)
Unrealized gains recorded to other comprehensive income	400
Losses deemed to be other than temporary recorded in earnings	—

Balance at September 30, 2008	$9,925

At September 30, 2008, the company has approximately $2.0 million of assets held for sale that are valued on a non-recurring basis using level 2 inputs. The company does not have any financial liabilities. For the three months ended September 30, 2008, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings. The adoption of FAS No. 157 has not impacted the company’s results of operations and financial position.

In February 2007, the FASB issued Financial Accounting Standard (FAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. FAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The company has elected not to measure any eligible items at fair value. Accordingly, the adoption of FAS No. 159 has not impacted the company’s results of operations and financial position.

15. Pending Merger

In August 2008, Authentidate entered into a definitive merger agreement to acquire all of the membership interests of Parascript LLC and certain of its subsidiaries for up to $10 million in cash, 30 million shares of New Authentidate common stock, all of the shares of its German subsidiary Authentidate International AG, a 10%, five year junior unsecured note in the aggregate principal amount of $20 million, subject to adjustments, and contingent consideration based on the financial performance of a newly formed business unit to exploit certain markets for Parascript’s image analysis and pattern recognition technology. Principal and interest on the note are subject to certain restrictions on payment based on available cash flow. The contingent consideration is payable in New Authentidate common stock valued at $3.00 per share based on ten times the average EBITDA achieved by the new business unit for the fiscal years ending 2010 and 2011. The transaction is contingent upon certain events, including Authentidate shareholder approval, and there can be no assurance that the transaction will close as anticipated. The definitive merger agreement provides for a break-up fee of up to $3 million under certain circumstances described in the agreement. Authentidate will account for this transaction using the purchase method of accounting. As a result, the assets and liabilities of Parascript LLC will be recorded at their estimated fair values as of the date that the transaction occurs. For further information regarding this transaction, see the joint proxy statement/prospectus filed on behalf of New Authentidate on August 13, 2008. As discussed more fully in Note 1, the company is considering a proposal to modify the terms of the proposed transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results

Certain statements in this Form 10-Q, including information set forth under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). We desire to avail ourselves of certain “safe harbor” provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involving known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of our software and services, competition, pricing, technological changes, implementation of our business plan, related decisions by the USPS, and other risks as discussed in our filings with the Securities and Exchange Commission, in particular our Annual Report on Form 10-K for the year ended June 30, 2008, all of which risk factors could adversely affect our business and the accuracy of the forward-looking statements contained herein.

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

In August 2008, Authentidate entered into a definitive merger agreement to acquire all of the membership interests of Parascript LLC and certain of its subsidiaries for up to $10 million in cash, 30 million shares of AHC Group Inc. (“New Authentidate”) common stock, all of the shares of its German subsidiary Authentidate International AG, a 10%, five year junior unsecured note in the aggregate principal amount of $20 million, subject to adjustments, and contingent consideration based on the financial performance of a newly formed business unit to exploit certain markets for Parascript’s image analysis and pattern recognition technology. Principal and interest on the note are subject to certain restrictions on payment based on available cash flow. The contingent consideration is payable in New Authentidate common stock valued at $3.00 per share based on ten times the average EBITDA achieved by the new business unit for the fiscal years ending 2010 and 2011. The transaction is contingent upon certain events, including Authentidate shareholder approval, and there can be no assurance that the transaction will close as anticipated. The definitive merger agreement provides for a break-up fee of up to $3 million under certain circumstances described in the agreement. Authentidate will account for this transaction using the purchase method of accounting. As a result, the assets and liabilities of Parascript LLC will be recorded at their estimated fair values as of the date that the transaction occurs. For further information regarding this transaction, see the joint proxy statement/prospectus filed on behalf of New Authentidate on August 13, 2008. As discussed more fully in Note 1 of Notes to the Condensed Consolidated Financial Statements, the company is considering a proposal to modify the terms of the proposed transaction.

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

A critical accounting estimate is based on judgments and assumptions about matters that are uncertain at the time the estimate is made. Different estimates that reasonably could have been used or changes in accounting estimates could materially impact our financial statements. We believe that the policies described below represent our critical accounting policies, as they have the greatest potential impact on our financial statements. However, you should also review our Summary of Significant Accounting Policies beginning on page F-7 of the Notes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

The company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The company based its estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on the company’s historical stock volatility and historical stock volatility of comparable companies in the industry for the fiscal year ending 2008. The assumptions used in the company’s Black-Scholes calculations for fiscal 2009 and 2008 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Option Life (Months)
Fiscal year 2009	3.2%	0%	66%	48
Fiscal year 2008	4.5%	0%	74%	48

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

Results of Operations

Three months ended September 30, 2008 compared to three months ended September 30, 2007.

Revenues increased to $1,690,000 for the quarter ended September 30, 2008, compared to $1,048,000 for the prior year period. These results reflect increases of approximately 41% in US revenues and 80% in German revenues from increases in transaction volumes and new customers.

Cost of revenues increased to $735,000 for the quarter ended September 30, 2008, compared to $454,000 for the prior year period. This increase is due primarily to higher license and maintenance expenses and software and hardware expenses for a project during the current quarter.

Selling, general and administrative (SG&A) expenses decreased to $2,827,000 for the quarter ended September 30, 2008, compared to $4,557,000 for the same period in 2007. This decrease reflects cost management activities. The prior year amount includes incremental legal expenses of approximately $700,000, professional services of approximately $250,000 and accrued severance expense of approximately $165,000.

Product development expenses decreased to $423,000 for the quarter ended September 30, 2008, compared to $772,000 for the comparable period in 2007. Product development spending fluctuates period to period based on the amounts capitalized. Total spending for the quarter, including capitalized amounts, was $604,000 compared to $1,072,000 for the prior year reflecting cost management activities offset in part by the use of contract employees for certain projects.

Depreciation and amortization expense was $353,000 for the quarter ended September 30, 2008, compared to $379,000 for the prior year period.

Other income decreased to $202,000 for the quarter ended September 30, 2008, compared to $531,000 for the prior year period. The decrease in interest and other income is due primarily to lower cash and investment balances as we continue to invest in our business.

Net loss for the quarter ended September 30, 2008 was $2,446,000, or $0.07 per share, compared to $4,583,000, or $0.13 per share, for the quarter ended September 30, 2007. The decrease in the current period net loss reflects the revenue growth and the cost management activities discussed above.

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

Expenditures for equipment and other assets totaled approximately $6,000, software license expenditures totaled approximately $6,000 and capitalized software development expenditures totaled approximately $181,000 for the three months ended September 30, 2008. We have developed and intend to continue to develop new services and applications to grow our business and address new markets.

Cash Flows

At September 30, 2008, cash, cash equivalents and marketable securities, net of gross unrealized holding loss, amounted to approximately $12,761,000 and total assets at that date were $29,578,000. After adjusting for the change in the gross unrealized holding loss, these amounts have decreased since June 30, 2008 by approximately $2,457,000 and $2,373,000, respectively, as we utilized cash principally to fund operating losses, product development activities, joint venture investments, changes in working capital and capital expenditures during the period ended September 30, 2008. Cash used for the period also includes expenditures of approximately $402,000 for deferred deal costs and $20,000 for the final payment of accrued severance obligations. We expect to continue to use cash to fund operating losses, product development activities and capital expenditures for the foreseeable future. See Note 5 of Notes to the Condensed Consolidated Financial Statements for a discussion about our marketable securities which consist of AAA rated auction rate securities in government insured student loss issues.

Net cash used by operating activities was $2,237,000 for the three months ended September 30, 2008, compared to $3,251,000 for the comparable period in 2007. This change reflects our working capital and expense management activities during 2008 and lower expenditures for incremental items discussed above.

Net cash used by investing activities, excluding purchases and sales of marketable securities, was $193,000 for the three months ended September 30, 2008, compared to $365,000 for the comparable period in 2007. This decrease is due primarily to the decrease in product development spending capitalized in fiscal 2008 and lower spending for software licenses.

Cash flows from financing activities for the three months ended September 30, 2008 and 2007 were not significant.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits, product development activities and capital expenditures. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings.

We expect to fund the merger transaction discussed in the Overview section with available cash, long-term seller financing, New Authentidate common stock and the stock of our wholly-owned subsidiary Authentidate International AG. The combined company’s primary future recurring cash needs will be working capital, capital expenditures and debt service. We will use substantially all of our available cash and marketable securities to complete the transaction and will need to rely on cash flows from combined company operations and available cash and borrowings of the combined company to meet the combined company’s recurring cash needs for the next twelve months. If the combined company’s cash flows from operations and available borrowings are less than expected, Authentidate may need to downsize operations, incur additional debt or raise additional capital. There can be no assurance, however, that the combined company will be successful in raising additional capital or securing sufficient available borrowings. In addition, any financing may result in substantial dilution to our shareholders and other conditions described in “Risk Factors - Risks Related to the Proposed Merger - We may need to raise substantial additional capital to fund our operations following the transaction.” As discussed more fully in Note 1 of Notes to the Condensed Consolidated Financial Statements, if adequate borrowing capacity is not available it raises substantial doubt regarding the combined company’s ability to continue as a going concern.

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

Financing Activities

We have not engaged in any external financing activities in fiscal 2009 and 2008.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of September 30, 2008, no shares of the Series B preferred stock have been redeemed.

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

The offices of our subsidiary Authentidate International, AG are located at Rethelstraße 47, D-40237 Düsseldorf. We lease approximately 1,052 square meters at an annual rent of approximately 200,000 Euros, pursuant to a lease agreement dated December 28, 2007. The lease is for a term of five years and two months commencing on May 1, 2008 and provides us with options to renew the lease for two additional five year terms at the then-current market rate.

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

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of September 30, 2008 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$5,580	$926	$1,586	$1,618	$1,450

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2008, we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us.

Present Accounting Standards Not Yet Adopted

FAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for certain nonfinancial assets and liabilities as to which the date is November 15, 2008. We are currently evaluating the impact of this standard for nonfinancial assets and liabilities on our Consolidated Financial Statements.

In December 2007, the FASB issued Financial Accounting Standard (FAS) No.141 (Revised 2007), “Business Combination.”. Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141R also changed the accounting treatment for certain specific items, including: acquisition costs will generally be expensed as incurred; non controlling interests will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008; and early adoption is prohibited. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

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

In December 2007, the FASB ratified the EITF’s Consensus for Issue No. 07-1, “Accounting for Collaborative Arrangements” which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have approximately $10,025,000, at par value, invested in high quality investments as of September 30, 2008. Although these investments have become less liquid as a result of current credit market conditions, we do not believe that any of our financial instruments have significant risk associated with market sensitivity. For more information on these investments see Note 5 to our Condensed Consolidated Financial Statements included in this Form 10-Q. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-US currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At September 30, 2008, our unrestricted cash and marketable securities, net of gross unrealized holding loss, totaled $12,761,000 of which approximately $2,174,000 was invested in commercial paper and money market accounts and approximately $9,925,000 was invested in auction rate securities. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses. For more information on these investments see Note 5 to our Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Report on Form 10-Q and a restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2008. You should carefully consider the risks described below, together with all of following risk factors and the other information included in this report, in considering our business herein as well as the information included in other reports and prospects. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations, financial condition and/or operating results. If any of the matters or events described in the following risks actually occurs, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment due to any of these risks.

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred net losses of approximately $15,811,000, $15,063,000 and $17,823,000 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively and a net loss of approximately $2,446,000 for the three months ended September 30, 2008. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods.

Our capital requirements are significant and we have historically financed our operations through private placements of securities.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software and services, such as our Inscrybe Healthcare platform and related modules and our Inscrybe Office offering. Due to these expenditures, we have incurred significant losses to date. We used approximately $14,903,000, $14,852,000 and $13,743,000 in cash for continuing operating activities for the fiscal years ended June 30, 2008, 2007 and 2006, respectively, and $2,237,000 for the three months ended September 30, 2008. We expect the proceeds received from our February 2004 private financing, in which we raised approximately $69,100,000 in net proceeds, and cash generated from operations and asset sales, to satisfy our cash needs at least the next twelve months. No assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations. If we are unable to attain projected revenue levels for our business, it may be necessary to raise additional capital to fund operations and to meet our obligations in the future.

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

The USPS will also have the right to terminate the license agreement upon written notice in connection with a change in control transaction affecting Authentidate. In accordance with the terms of the license agreement, Authentidate is required to provide prior written notice to the USPS of any merger, acquisition, restructuring, change of control, sale of all or substantially all of the stock or assets of Authentidate to which the USPS agreement relates, or an assignment to an affiliate, parent or subsidiary. Although such transactions do not require the approval or consent of USPS, USPS has the right, exercisable within 20 days from its receipt of Authentidate’s notice, to terminate the license Agreement. Authentidate’s proposed transaction with Parascript LLC is covered by the foregoing termination right.

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

We evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. Goodwill is evaluated annually for impairment at the end of each fiscal year, regardless of events and circumstances. In fiscal 2005 we recorded an impairment charge of approximately $4,800,000 for goodwill and other long-term intangible assets. As of September 30, 2008, we had approximately $7,341,000 of goodwill principally from our acquisition of our German subsidiary, Authentidate International, AG. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

We have incurred significant additional costs concerning our international operations and may incur additional costs in the future.

We have incurred substantial costs in supporting the operation of our German subsidiary, Authentidate International, AG. In June 2008, we renewed for one-year our employment agreement with Mr. Jan Wendenburg, the CEO of Authentidate International, pursuant to which he received a base salary of approximately, 210,000 Euros. Further, for the fiscal years ended June 30, 2008, 2007 and 2006 and the three months ended September 30, 2008, we advanced or made capital investments of approximately $4,227,000 to this subsidiary. We cannot provide any assurance that we will recoup any of these amounts from this subsidiary. We expect to incur additional costs in the future in connection with the operations of this subsidiary.

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

On May 2, 2006, we were issued our first U.S. patent. Our second U.S. patent was issued on August 19, 2008. We also have eight issued foreign patents. In addition, we have seven U.S., six foreign and one PCT patent applications pending relating to the technology and business processes underlying our services and applications. However, some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate” and “CareCert” in the U.S., the trademark “Authentidate” in Germany, Mexico and in the European Community, “Inscrybe” in the European Community and “Inscrybe Office” and a number of other trademarks as Madrid Protocol international registrations. We have also sought to register a number of additional trademarks in the U.S. and certain foreign markets, including “Inscrybe,” “MyInscrybe” and “Inscrybe Office.” We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

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

As a result of the proposed merger transaction with Parascript discussed in Notes to the Consolidated Financial Statements and elsewhere in this Quarterly Report on Form 10-Q, we may experience an ownership change. Under Section 382, the determination of whether an ownership change has occurred is based on ownership shifts involving persons or groups that are or are deemed to be “5% Stockholders.” If the merger results in an ownership change for Authentidate a Section 382 Limitation will apply to the Applicable Tax Attributes of Authentidate. We have not yet determined whether the merger will result in an ownership change. Further, whether or not the merger causes an ownership change, New Authentidate may experience an ownership change after the merger as a result of future changes in the ownership of its stock that could result in additional Section 382 Limitations.

Risk Related to Proposed Merger

We may need to raise substantial additional capital to fund our operations following the transaction.

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared assuming that the company will continue as a going concern. As discussed more fully in Note 15 of the notes to the condensed consolidated financial statements set forth in this Quarterly Report on Form 10-Q, in August 2008 we entered into a definitive merger agreement to acquire the membership interests of Parascript LLC and certain of its subsidiaries. As originally structured, the closing of the merger would have used substantially all of the company’s cash and marketable securities. Therefore, following the merger the combined company would have been dependent on cash flows from operations, the net working capital of Parascript on the closing date, and Parascript’s existing line of credit to meet its future cash needs. Parascript’s line of credit expires annually in April. Historically Parascript has been able to obtain a renewal of the line of credit on commercially reasonable terms. However, in light of the uncertainty in the credit markets and changes in Parascript’s business, the board of directors of the company is considering a proposal to change the structure of the proposed merger. However, there can be no assurance that the parties will agree on an amendment to the merger agreement or that the combined company will have an available credit line or sufficient borrowing capacity under such a line to provide sufficient working capital following the merger to fund operations. This raises substantial doubt regarding the combined company’s ability to continue as a going concern following the proposed merger. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In light of the foregoing, in the event the merger is completed, of which there can be no assurance, and the combined company is unable to generate sufficient funds through operations and/or obtain a renewal of the existing line of credit, it may need to raise additional funds through private placements or registered offerings of its securities. However, no assurances can be given that we will be successful in raising additional capital on acceptable terms or at all. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised through the issuance of preferred stock or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities and may involve restrictive covenants that impact our ability to conduct our business. In addition, the completion of an additional financing transaction could jeopardize the availability of our net operating loss carryforwards. Additional information regarding limitations on the availability of net operating loss carryforwards is included above under the caption “Risk Factors - Risks Related to our Business - We have a significant amount of net operating loss carryforwards which we may not be able to utilize in certain circumstances.”

We have a significant portion of our capital invested in Auction Rate Securities.

Authentidate currently has approximately $10,025,000 at par value invested in Auction Rate Securities (“ARS”), which represents all of its marketable securities. While the face value of the ARS owned by Authentidate has not changed, the decline in the U.S. credit markets has impacted the liquidity of financial instruments, including ARS. As a result, the potential value of Authentidate’s ARS portfolio which may be realized upon the sale thereof may be less than the face value of the investments. Consequently, in the event the company is unable to receive sufficient cash funds from the sale of its ARS portfolio prior to the closing date of the planned acquisition of Parascript LLC, it may not be able to pay the closing cash payment for the transaction, and following the payment of the closing cash payment, New Authentidate may not have sufficient net working capital to fund its ongoing business operations and pay expenses related to the merger and the transactions contemplated by the subject agreement and plan of merger.

Authentidate’s Stockholders Will Be Substantially Diluted as a Result of the Proposed Merger with Parascript and the Parascript Members Will Own Approximately 46.4% of the Combined Company’s Outstanding Common Shares.

Upon the closing of the proposed merger between Authentidate and Parascript, the combined company, referred to as “New Authentidate”, will issue 30,000,000 shares of its common stock as part of the consideration for 100% of Parascript’s outstanding units in the merger. As of June 30, 2008, there were 34,614,833 shares of Authentidate common stock outstanding, and 41,056,934 shares of common stock on a fully diluted basis. Upon completion of the merger, Parascript members will collectively own approximately 46.4% of New Authentidate’s outstanding common stock, and 42.2% of New Authentidate on a fully diluted basis. Therefore, after the merger, the Parascript members will have significant influence over matters of New Authentidate.

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

Although Authentidate and Parascript have agreed to make an effort to obtain stockholder and unit holder approval, respectively, of the proposals relating to the merger, there is no assurance that these proposals will be approved, and there is no assurance that Authentidate and Parascript will receive the necessary regulatory approvals or satisfy the other conditions to the completion of the merger. If the merger is not completed for any reason, we will be subject to several risks, including:

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

The Market Price of Authentidate Common Stock May Decline as a Result of the Merger.

The market price of New Authentidate common stock may decline as a result of the merger if the integration of the Parascript and Authentidate businesses is unsuccessful or if the costs of implementing the integration are greater than expected. The market price also may decline if New Authentidate does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the merger on New Authentidate’s financial results is not consistent with the expectations of financial or industry analysts. In addition, our common stock is quoted on the Nasdaq Capital Market and the trading volume of our common stock has fluctuated significantly. Because of this periodic limited trading volume, the former Parascript members may not be able to sell quickly any significant number of shares of New Authentidate common stock, and any attempted sale of a large number of New Authentidate shares will likely have a material adverse impact on the price of the New Authentidate common stock. Because of the limited number of shares being traded at times, the price per share is subject to volatility and may continue to be subject to rapid price swings in the future.

Risks Related to Our Common Stock

Our stock price is volatile and could decline.

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended June 30, 2008 traded as low as $0.37 per share and as high as $1.60 per share. During the three months ended September 30, 2008, our stock traded in the range of $0.27 to $0.80. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

Prior to June 11, 2008, Authentidate submitted a transfer application with NASDAQ to transfer listing of its common stock to The NASDAQ Capital Market. On June 11, 2008, NASDAQ approved the transfer application, and Authentidate was afforded an additional compliance period of 180 calendar days, or until December 12, 2008, to comply with the minimum bid price requirement of The NASDAQ Capital Market. As a result of extraordinary market conditions, on October 16, 2008, NASDAQ suspended enforcement of the bid price and market value of publically held shares requirements through January 16, 2009. Subsequent to this suspension NASDAQ advised the company that it would have until March 18, 2009 to regain compliance.

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

As of September 30, 2008, the following options and warrants were outstanding:

•

Stock options to purchase approximately 3,915,000 shares of common stock at exercise prices ranging from $0.41 to $7.28 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $3.83 per share. These stock options are employee and non-executive director options.

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

In August 2008 and October 2008, we issued an aggregate of 77,897 and 29,892 shares of our common stock, respectively, to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2001 Non-Executive Director Stock Option Plan, as amended. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Dated	Exhibit
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

November 13, 2008	/s/ O’Connell Benjamin
Date	O’Connell Benjamin
President

/s/ William A. Marshall
William A. Marshall
Chief Financial Officer & Treasurer