Form 10-Q
period 2008-12-31
AUTHENTIDATE HOLDING CORP
filed 2009-02-12
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2009
Common Stock, $0.001 par value per share	34,737,565 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)	December 31, 2008	June 30, 2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,923	$4,493
Restricted cash	512	512
Marketable securities	8,421	6,375
Accounts receivable, net	1,003	1,287
Prepaid expenses and other current assets	835	671

Total current assets	12,694	13,338
Marketable securities	1,000	3,950
Property and equipment, net	780	1,014
Note receivable, net of deferred gain of $2,000	—	—
Other assets
Software development costs, net	2,506	2,533
Goodwill	7,341	7,341
Other assets	1,296	1,375
Assets held for sale	2,000	2,000

Total assets	$27,617	$31,551

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,036	$1,850
Deferred revenue	1,225	1,273
Other current liabilities	325	97

Total current liabilities	3,586	3,220
Long-term deferred revenue	140	140

Total liabilities	3,726	3,360

Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value; 5,000 shares authorized Series B, 28 shares issued and outstanding	3	3
Common stock, $.001 par value; 75,000 shares authorized, 34,645 and 34,537 issued and outstanding on December 31, 2008 and June 30, 2008, respectively	35	35
Additional paid-in capital	166,057	165,681
Accumulated deficit	(142,041)	(137,006)
Accumulated other comprehensive loss	(163)	(522)

Total shareholders’ equity	23,891	28,191

Total liabilities and shareholders’ equity	$27,617	$31,551

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share data)	2008	2007	2008	2007
Revenues
Software licenses and support	$937	$1,134	$1,920	$1,681
Hosted software services	667	527	1,374	1,028

Total revenues	1,604	1,661	3,294	2,709

Operating expenses
Cost of revenues	611	537	1,346	991
Selling, general and administrative	2,946	5,689	5,773	10,246
Product development	386	922	809	1,694
Depreciation and amortization	351	419	704	798

Total operating expenses	4,294	7,567	8,632	13,729

Operating loss	(2,690)	(5,906)	(5,338)	(11,020)
Other income, net	136	430	338	961

Net loss	$(2,554)	$(5,476)	$(5,000)	$(10,059)

Basic and diluted loss per share	$(0.07)	$(0.16)	$(0.15)	$(0.29)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
(in thousands)	2008	2007
Cash flows from operating activities
Net loss	$(5,000)	$(10,059)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	704	798
Share-based compensation	330	540
Restricted shares issued for services	46	51
Changes in assets and liabilities
Accounts receivable	284	602
Prepaid expenses and other current assets	(164)	(311)
Accounts payable, accrued expenses and other liabilities	414	983
Deferred revenue	(48)	(111)

Net cash used in operating activities	(3,434)	(7,507)

Cash flows from investing activities
Purchases of property and equipment and other assets	(15)	(295)
Other intangible assets acquired	(8)	(22)
Capitalized software development costs	(341)	(495)
Net sales of marketable securities	1,304	5,921

Net cash provided by investing activities	940	5,109

Cash flows from financing activities
Dividends paid	—	(18)

Net cash used in financing activities	—	(18)

Effect of exchange rate changes on cash flows	(76)	(17)

Net decrease in cash and cash equivalents	(2,570)	(2,433)
Cash and cash equivalents, beginning of period	4,493	8,735

Cash and cash equivalents, end of period	$1,923	$6,302

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries and joint venture (collectively, the “company”). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended December 31, 2008 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the company’s Form 10-K for the fiscal year ended June 30, 2008 and the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2. Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net loss	$(2,554)	$(5,476)	$(5,000)	$(10,059)
Preferred stock dividends	(17)	(17)	(35)	(35)

Net loss applicable to common shareholders	$(2,571)	$(5,493)	$(5,035)	$(10,094)

Weighted average shares	34,635	34,465	34,621	34,457

Basic and diluted loss per common share	$(0.07)	$(0.16)	$(0.15)	$(0.29)

All potential common shares were excluded from the calculation of net loss per share for the periods presented because their impact is antidilutive. At December 31, 2008, employee and non-executive director options (3,918,000), warrants (150,000), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding. At December 31, 2007, employee and non-executive director options (4,858,000), warrants (473,000), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Share-Based Compensation

The impact of share-based compensation expense on the results of operations is as follows (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net loss before share-based compensation expense	$(2,494)	$(5,206)	$(4,670)	$(9,519)
Share-based compensation expense	(60)	(270)	(330)	(540)

Net loss	$(2,554)	$(5,476)	$(5,000)	$(10,059)

Basic and diluted loss per share
Net loss before share-based compensation expense	$(0.07)	$(0.15)	$(0.14)	$(0.27)
Share-based compensation expense	(0.00)	(0.01)	(0.01)	(0.02)

Basic and diluted loss per share	$(0.07)	$(0.16)	$(0.15)	$(0.29)

Share-based compensation by category is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
SG&A expenses, net	$2,888	$5,449	$5,480	$9,766
Share-based compensation expense	58	240	293	480

Total SG&A expenses	$2,946	$5,689	$5,773	$10,246

Product development expenses, net	$386	$892	$776	$1,634
Share-based compensation expense	—	30	33	60

Total product development expenses	$386	$922	$809	$1,694

Cost of revenues, net	$609	$537	$1,342	$991
Share-based compensation expense	2	—	4	—

Total cost of revenues	$611	$537	$1,346	$991

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

Stock option activity under the Employees and Non-Executive Directors Stock Option Plans (the “Plans”) for the period ended December 31, 2008 is as follows (in thousands, except per share and average life data):

Employees Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2008	3,807	$3.87		$—
Granted	96	0.63
Expired/forfeited	(455)	3.13

Outstanding, December 31, 2008	3,448	3.87	5.22	$—

Exercisable at December 31, 2008	2,971	$4.05	4.68

Expected to vest at December 31, 2008	386	$1.39	8.60	$—

Non-Executive Director Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2008	410	$3.93
Granted	60	0.58

Outstanding, December 31, 2008	470	$3.50	5.96	$—

Non-executive director options are granted at market price and vest on the grant date.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2008, there was $287,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. This expense is expected to be recognized over a weighted-average period of 15 months.

There were no options exercised during the six months ended December 31, 2008 and 2007. The weighted average grant date fair value of options granted during the six month periods ended December 31, 2008 and 2007 was approximately $0.32 and $0.73, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of options vested was $362,000 and $479,000 for the six month periods ended December 31, 2008 and 2007, respectively.

During fiscal 2006 the company issued 375,000 stock options to an independent consultant, exercisable at $3.25 per share. These options do not vest until the consultant realizes at least $1.0 million in sales of the company’s products; therefore no expense has been recorded as no sales have been realized through December 31, 2008. These options are not included in the disclosures above. These options expire at the later of seven years from the grant date or five years from the vesting date.

Effective January 17, 2007, the Board of Directors amended the terms of existing stock options previously granted to the company’s current employees whereby such options expire ten years from the original grant date. The incremental share-based compensation expense related to this change is being amortized as the related options vest.

On January 17, 2007, the shareholders approved several amendments to the 2001 Non-Executive Director Stock Option Plan whereby non-executive director stock options expire ten years from the original date of grant, non-executive directors will have up to two years to exercise their options after leaving the board and may elect to receive up to 50% of their cash director compensation in restricted common stock of the company issued at fair value in accordance with the terms of the Plan. For the six months ending December 31, 2008, the company issued 107,789 shares of restricted common stock (valued at approximately $45,750) to certain non-executive directors in connection with this program. In February 2009, the company issued 92,840 share of restricted common stock (valued at approximately $24,150) to such directors under the program.

4. Comprehensive Loss:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net loss as reported	$(2,554)	$(5,476)	$(5,000)	$(10,059)
Currency translation adjustment	(14)	2	(41)	(9)
Unrealized holding gain - marketable securities	—	—	(400)	—

Comprehensive loss	$(2,568)	$(5,474)	$(5,441)	$(10,068)

5. Marketable Securities

At December 31, 2008 our marketable securities consisted primarily of auction rate securities that were redeemed at par on January 2, 2009 and money market investments. We classify our investments as “available for sale” and they have been recorded at cost which approximates fair market value due to their variable interest rates. As a result, we have had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our investments through December 31, 2008. All income generated from these investments is recorded as interest income.

Our remaining investments at December 31, 2008 of approximately $1.1 million at par value are AAA rated auction rate securities consisting of investments in government insured student loan issues. While the credit quality of these investments is sound, current illiquid market conditions may impact our ability to dispose of these investments over the next twelve months and could impact the value of such investments. Although we believe the market for these investments will recover during this period, we have classified such investments as long-term assets at December 31, 2008. In addition, based on our estimate of fair value of these investments we have recorded a cumulative gross unrealized holding loss related to these investments of approximately $100,000 in accumulated other comprehensive loss as of December 31, 2008.

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

The company operates in one reportable segment in the United States and Germany. In the United States the business is engaged in the development and sale of secure Health Information Exchange and workflow management services. The company’s software and web-based services enable healthcare organizations and other enterprises to increase revenues, improve productivity and reduce costs by eliminating paper and manual work steps from clinical, administrative and other processes and enhancing compliance with regulatory requirements. The web-based services are delivered as Software as a Service (SaaS) to customers. These solutions incorporate rules-based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication and automated audit trails. Both web and fax based communications are integrated into automated and trusted workflow solutions. In the United States we offer our proprietary content authentication technology in the form of the USPS Electronic Postmark ® (EPM). In Germany the business is engaged in the development and sale of software applications that provide electronic signature and time stamping capabilities for a variety of corporate processes including electronic billing and archiving solutions. Our web-based services and software applications are compliant with applicable digital signature rules and guidelines.

Revenues from external customers include revenues from our German operations of approximately $937,000 and $1,920,000 for three and six month periods ended December 31, 2008 and $1,134,000 and $1,681,000 for the three and six month periods ended December 31, 2007, respectively. Our German operations had assets of approximately $1,152,000 and $1,020,000 at December 31, 2008 and 2007, respectively.

8. Joint Venture

In June 2008 we formed a joint venture with EncounterCare Solutions, Inc., called ExpressMD™ Solutions to provide in-home patient vital signs monitoring systems and services. Express MD Solutions combines EncounterCare’s Electronic House Call™ patient vital signs monitoring appliances with a specially designed web-based management and monitoring software module based on Authentidate’s Inscrybe™ Healthcare platform. The service enables unattended measurements of patients’ vital signs and related health information and is designed to aid wellness and preventative care, and deliver better care to specific patient segments such as the elderly, special needs or pediatric patients with chronic illnesses who require regular monitoring of serious medical conditions. Using ExpressMD Solution’s offerings, health care providers will be able to easily view each specific patient’s vital statistics and make adjustments to the patient’s care plan via the Internet. The service will provide intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Health care providers and health insurers are also expected to benefit by having additional tools to improve patient care and reduce overall in-person and emergency room patient visits.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The company and EncounterCare Solution, Inc. each own fifty percent of the joint venture and neither party has any special rights under the joint venture agreement. At December 31, 2008, ExpressMD Solutions did not have any assets or liabilities and EncounterCare Solutions, Inc. does not have any recourse to our general credit. ExpressMD Solutions is consolidated in our financial statements because we are currently electing to provide the majority of funding for the joint venture and are deemed to be the primary beneficiary. For the three month and six month periods ended December 31, 2008 we made advances of approximately $95,000 and $235,000, respectively, to the joint venture to cover development and operating expenses. Although we expect to recover these advances as the joint venture generates revenues, there can be no assurance that such amounts will be recovered. Therefore, these amounts have been expensed as incurred and charged to selling, general and administrative expenses. In addition, we may decide to advance additional amounts to further joint venture activities.

9. Goodwill and Other Intangible Assets

The company performs an annual impairment test of goodwill at the end of the fiscal year. Any adverse development or change in our business during the year would require an interim assessment. Due to the current economic events in the banking industry and stock markets for the six months ended December 31, 2008 the company reviewed its impairment analysis and concluded that the carrying amount of goodwill has not changed. Approximately $7,291,000 of goodwill relates to our business in Germany.

Other intangible assets consist of the following (in thousands):

	December 31, 2008			June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$342	$147	$195	$342	$137	$205
Trademarks	146	49	97	146	45	101
Acquired technologies	72	72	—	72	72	—
Licenses	1,255	990	265	1,247	918	329

Total	$1,815	$1,258	$557	$1,807	$1,172	$635

The company amortizes other intangible assets under the straight line method. Amortization expense was approximately $44,000 and $86,000 for the three and six month periods ended December 31, 2008, respectively. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

2009	$90
2010	108
2011	102
2012	59
2013	27
Thereafter	171

$557

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Shareholder’s Equity

The changes in shareholders’ equity for the six months ended December 31, 2008 are summarized as follows (in thousands):

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2008	$3	$35	$165,681	$(137,006)	$(522)	$28,191
Preferred stock dividends				(35)		(35)
Share-based compensation expense			330			330
Issuance of restricted common stock			46			46
Currency translation adjustment					(41)	(41)
Unrealized holding gain - marketable securities					400	400
Net loss				(5,000)		(5,000)

Balance, December 31, 2008	$3	$35	$166,057	$(142,041)	$(163)	$23,891

During the six months ended December 31, 2008, no stock options or common stock warrants were exercised.

11. Preferred Stock

The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note. At December 31, 2008, the company has accrued dividends in the amount of $52,500 which remain unpaid.

12. Commitments and Contingencies

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2008, we are not aware of any obligations under such indemnification agreements that would require material payments.

13. Income Taxes

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

14. Other Income

Other income consists of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Interest income	$91	$385	$248	$871
Rental income	45	45	90	90

Total other income	$136	$430	$338	$961

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

15. Accounting Standards Adopted in Fiscal 2009

In September 2006, the FASB issued Financial Accounting Standard (FAS) No. 157, “Fair Value Measurements”. FAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. On February 12, 2008, the FASB issued FASB Staff Position FAS 157-2, that amended FAS Statement No. 157 to delay the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued FASB Staff Position FAS 157-3 to clarify the application of FAS No. 157 in a market that is not active. On July 1, 2008, the company adopted FAS No. 157 for financial assets and liabilities. The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices for identical assets or liabilities that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The company’s financial assets subject to fair value measurements as of December 31, 2008 are as follows (in thousands):

	Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,923	$1,923	$—	$—
Restricted cash	512	512	—	—
Current marketable securities - available for sale	8,421	2,971	—	5,450
Long-term marketable securities - available for sale	1,000	—	—	1,000

Total	$11,856	$5,406	$—	$6,450

As discussed more fully in Note 5, our marketable securities consist of money market investments and AAA rated government insured student loan auction rate securities. For our auction rate securities we used level 3 inputs to determine fair value. Our valuation method considered several factors, including discounted cash flow models, the underlying structure of each security, limited input from brokers and auction rate security market conditions. These investments have been classified within level 3 as their valuation required substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. The valuation may be revised in future periods as market conditions evolve.

The reconciliation of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Investments in Auction Rate Securities
Balance at June 30, 2008	$10,325
Transfers from level 3 to level 1	(4,275)
Unrealized gains recorded to other comprehensive income	400
Losses deemed to be other than temporary recorded in earnings	—

Balance at December 31, 2008	$6,450

At December 31, 2008, the company has approximately $2.0 million of assets held for sale that are valued on a non-recurring basis using level 2 inputs. The company does not have any financial liabilities. For the six months ended December 31, 2008, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings. The adoption of FAS No. 157 has not impacted the company’s results of operations and financial position.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

16. Merger

In August 2008, Authentidate entered into a definitive merger agreement to acquire all of the membership interests of Parascript LLC and certain of its subsidiaries for up to $10 million in cash, 30 million shares of New Authentidate common stock, all of the shares of its German subsidiary Authentidate International AG, a 10%, five year junior unsecured note in the aggregate principal amount of $20 million, subject to adjustments, and contingent consideration based on the financial performance of a newly formed business unit to exploit certain markets for Parascript’s image analysis and pattern recognition technology. The definitive merger agreement provides for a break-up fee of up to $3 million under certain circumstances described in the agreement. The agreement also provided that either party may terminate the agreement if the proposed transaction was not consummated by December 31, 2008.

As originally structured, the closing of the merger would have used substantially all of the company’s cash and marketable securities. Therefore, following the merger the combined company would have been dependent on cash flows from operations, the net working capital of Parascript on the closing date, and Parascript’s existing line of credit to meet its future cash needs. Parascript’s line of credit expires annually in April. Historically, Parascript has been able to obtain a renewal of the line of credit on commercially reasonable terms. However, in light of the uncertainty in the credit markets and changes in Parascript’s business, the board of directors of the company was considering various proposals to change the structure of the proposed merger. The parties were unable to reach an agreement on a modified merger proposal and did not execute an amendment to the merger agreement. On January 21, 2009 the company received a notice of termination from Parascript. In connection with the termination of the merger agreement, we have written-off deferred deal expenses of approximately $900,000 during the quarter ended December 31, 2008. These expenses are included in selling, general and administrative expenses.

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

Overview

Authentidate Holding Corp. (Authentidate or the company) is a worldwide provider of secure Health Information Exchange and workflow management services. Authentidate and its subsidiaries provide software applications and web-based services that address a variety of business needs for our customers, including enabling healthcare organizations and other enterprises to increase revenues, improve productivity and reduce costs by eliminating paper and manual work steps from clinical, administrative and other processes and enhancing compliance with regulatory requirements. Our web-based services are delivered as Software as a Service (SaaS) to our customers and incorporate security technologies such as rules based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and web and fax-based communication capabilities to electronically facilitate secure and trusted workflow solutions. Authentidate currently operates its business in the United States and Germany with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. In the United States the business is engaged in the development and sale of web-based services largely based on our Inscrybe™ platform and related capabilities and telemedicine services through our ExpressMD™ Solutions joint venture. In the United States, we offer our patent pending content authentication technology in the form of the United States Postal Service® Electronic Postmark® (EPM). In Germany the business is engaged in the development and sale of software applications that provide electronic signature and time stamping capabilities for a variety of corporate processes including electronic billing and archiving solutions and security technology offerings. Our web-based services and software applications are compliant with applicable digital signature rules and guidelines. We sell our web-based services and software applications through a direct sales effort and reseller arrangements.

For a number of years, we have experienced net losses and negative cash flow from operating activities. Our principal activities during this period have focused on developing new products and services, hiring management, refining our business strategies and repositioning our businesses for growth. Although we believe we are well positioned for such growth, we expect to continue to generate net losses and negative cash flow for the foreseeable future as we expand our operations. See “Liquidity and Capital Resources.”

During fiscal 2008 and the first half of fiscal 2009, we have continued to take steps to refine our strategic focus, complete our core service offerings, significantly expand our addressable markets, reduce operating costs and position the company for long-term growth. In the United States we have continued to invest in our Inscrybe™ platform with particular emphasis on refining and marketing Inscrybe Healthcare™, an automated and trusted Health Information Exchange and workflow management service targeting the needs of enterprises in the healthcare market. We believe our business will benefit from trends in the US healthcare industry to significantly reduce costs, shorten the length of hospital stays, shift patient care towards wellness and preventative care programs and automate healthcare records and processes. As discussed below we have taken steps to focus our business in these areas, however, our progress will be impacted by the timing of customer contracts and implementations and the market acceptance of our services. Over this same period our business unit in Germany continued to grow acceptance for its electronic invoicing product, and focused on further penetrating the German healthcare market with its security technology offerings.

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

During the first half of fiscal 2009 we have advanced the development of our telemedicine service offering and continued to refine the capabilities of our patient vital signs monitoring appliance. We have also identified sources for the materials needed to manufacture the monitoring appliances, completed testing for the appliances and arranged for the production of the appliances with a contract manufacturer. We are also currently in the process of obtaining FDA certification for the monitoring appliance.

In August 2008, Authentidate entered into a definitive merger agreement to acquire all of the membership interests of Parascript LLC and certain of its subsidiaries for up to $10 million in cash, 30 million shares of New Authentidate common stock, all of the shares of its German subsidiary Authentidate International AG, a 10%, five year junior unsecured note in the aggregate principal amount of $20 million, subject to adjustments, and contingent consideration based on the financial performance of a newly formed business unit to exploit certain markets for Parascript’s image analysis and pattern recognition technology. The definitive merger agreement provides for a break-up fee of up to $3 million under certain circumstances described in the agreement. The agreement also provided that either party may terminate the agreement if the proposed transaction was not consummated by December 31, 2008.

As originally structured, the closing of the merger would have used substantially all of the company’s cash and marketable securities. Therefore, following the merger the combined company would have been dependent on cash flows from operations, the net working capital of Parascript on the closing date, and Parascript’s existing line of credit to meet its future cash needs. Parascript’s line of credit expires annually in April. Historically, Parascript has been able to obtain a renewal of the line of credit on commercially reasonable terms. However, in light of the uncertainty in the credit markets and changes in Parascript’s business, the board of directors of the company was considering various proposals to change the structure of the proposed merger. The parties were unable to reach an agreement on a modified merger proposal and did not execute an amendment to the merger agreement. On January 21, 2009 the company received a notice of termination from Parascript.

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

Results of Operations

Three and six months ended December 31, 2008 compared to three and six months ended December 31, 2007.

Revenues were $1,604,000 for the quarter ended December 31, 2008, compared to $1,661,000 for the prior year period. These results reflect an increase of approximately 27% in US revenues from increases in transaction volumes and new customers which was offset by a decrease in revenues from our German operation due to the timing of certain contract awards. Revenues for the six months ended December 31, 2008 were approximately $3,294,000 compared to $2,709,000 for the prior year. These results reflect increases of approximately 34% in US revenues and 14% in German revenues from increases in transaction volumes and new customers.

Cost of revenues increased to $611,000 for the quarter ended December 31, 2008, compared to $537,000 for the prior year period. This increase is due primarily to higher license, maintenance and data center expenses. Cost of revenues for the six months ended December 31, 2008 increased to $1,346,000 compared to $991,000 for the prior year reflecting the same trends as the quarter as well as additional software and hardware expenses for a project during the first quarter of fiscal year 2009.

Selling, general and administrative (SG&A) expenses decreased to $2,946,000 for the quarter ended December 31, 2008, compared to $5,689,000 for the same period in 2007. This decrease is due primarily to our cost management activities and lower share-based compensation expense offset in part by joint venture investments of approximately $95,000 for the quarter and the write-off of deferred deal expenses of approximately $900,000 related to the termination of the Parascript deal. The prior year amount includes incremental legal expenses of approximately $1,600,000, professional services of approximately $50,000 and accrued severance expense of approximately $612,000. SG&A expenses for the six months ended December 31, 2008 decreased to $5,773,000 compared to $10,246,000 for the prior year due primarily to our cost management activities and lower share based compensation expense offset in part by joint venture investments of approximately $235,000 for the six months ended December 31, 2008 and the write-off of deferred deal expenses discussed above. The prior year period includes incremental legal expenses and settlements of approximately $2,300,000 and professional services and accrued severance of approximately $300,000 and $780,000, respectively.

Product development expenses decreased to $386,000 for the quarter ended December 31, 2008, compared to $922,000 for the comparable period in 2007. Product development spending fluctuates period to period based on the amounts capitalized. Total spending for the quarter, including capitalized amounts, was $547,000 compared to $1,117,000 for the prior year reflecting cost management activities offset in part by the use of contract employees for certain projects. Product development expenses for the six months ended December 31, 2008 were $809,000 compared to $1,694,000 for the prior year. Total spending for the period was $1,150,000 compared to $2,189,000 for the same period in 2007 reflecting the same trends as the quarter.

Depreciation and amortization expense was $351,000 for the quarter ended December 31, 2008, compared to $419,000 for the prior year period. For the six month period depreciation and amortization expense was $704,000 compared to $798,000 for the prior year period.

Other income decreased to $136,000 for the quarter ended December 31, 2008, compared to $430,000 for the prior year period. For the six months ended December 31, 2008 interest and other income was $338,000 compared to $961,000 for the prior year. The decrease in interest and other income is due primarily to lower interest rates and lower cash and investment balances during the current periods as we continue to invest in our business.

Net loss for the quarter ended December 31, 2008 was $2,554,000, or $0.07 per share, compared to $5,476,000, or $0.16 per share, for the quarter ended December 31, 2007. For the six months ended December 31, 2008 net loss was $5,000,000, or $0.15 per share, compared to $10,059,000, or $0.29 per share, for the prior year. The decrease in the net loss for the current periods reflects the revenue growth, cost management activities and other matters discussed above.

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

Expenditures for equipment and other assets totaled approximately $15,000, software license expenditures totaled approximately $8,000 and capitalized software development expenditures totaled approximately $341,000 for the six months ended December 31, 2008. We have developed and intend to continue to develop new services and applications to grow our business and address new markets.

Cash Flows

At December 31, 2008, cash, cash equivalents and marketable securities, net of gross unrealized holding loss, amounted to approximately $11,344,000 and total assets at that date were $27,617,000. After adjusting for the change in the gross unrealized holding loss, these amounts have decreased since June 30, 2008 by approximately $3,874,000 and $4,334,000, respectively, as we utilized cash principally to fund operating losses, product development activities, joint venture investments, changes in working capital and capital expenditures during the period ended December 31, 2008. Cash used for the period also includes expenditures of approximately $406,000 for deferred deal costs and related items and $20,000 for the final payment of accrued severance obligations. We expect to continue to use cash to fund operating losses, product development activities and capital expenditures for the foreseeable future.

Net cash used by operating activities was $3,434,000 for the six months ended December 31, 2008, compared to $7,507,000 for the comparable period in 2007. This change reflects our working capital and expense management activities during 2008 and lower expenditures for incremental items discussed above.

Net cash used by investing activities, excluding purchases and sales of marketable securities, was $364,000 for the six months ended December 31, 2008, compared to $812,000 for the comparable period in 2007. This decrease is due primarily to decreases in equipment expenditures and product development spending capitalized in fiscal 2009 and lower spending for software licenses.

Cash flows from financing activities for the six months ended December 31, 2008 and 2007 were not significant.

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

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of December 31, 2008, no shares of the Series B preferred stock have been redeemed.

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

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of December 31, 2008 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$5,337	$926	$1,692	$1,550	$1,169

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2008, we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us.

Present Accounting Standards Not Yet Adopted

FAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for certain nonfinancial assets and liabilities as to which the date is fiscal years beginning after November 15, 2008. We are currently evaluating the impact of this standard for nonfinancial assets and liabilities on our Consolidated Financial Statements.

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

In December 2007, the FASB issued Financial Accounting Standard (FAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51”. FAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. FAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. FAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

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

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Standards”. FAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are in conformity with generally accepted accounting principles for nongovernmental entities. We are currently evaluating the impact of this standard on our Consolidated Financial Statements. Statement 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have approximately $9,521,000, at par value, invested in high quality investments as of December 31, 2008. Although approximately $1,100,000 of these investments have become less liquid as a result of current credit market conditions, we do not believe that any of our financial instruments have significant risk associated with market sensitivity. For more information on these investments see Note 5 to our Condensed Consolidated Financial Statements included in this Form 10-Q. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-US currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At December 31, 2008, our unrestricted cash and marketable securities, net of gross unrealized holding loss, totaled $11,344,000 of which approximately $8,421,000 was invested in money market investments and approximately $1,000,000 was invested in auction rate securities. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses and commercial paper. For more information on these investments see Note 5 to our Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred net losses of approximately $15,811,000, $15,063,000 and $17,823,000 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively and a net loss of approximately $5,000,000 for the six months ended December 31, 2008. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. For the remainder of fiscal 2009, our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers or our ability to derive revenues from our joint venture. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we cannot assure you that we will be profitable in any future period.

Our capital requirements are significant and we have historically financed our operations through private placements of securities.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software and services, such as our Inscrybe Healthcare platform and related modules and our Inscrybe Office offering. Due to these expenditures, we have incurred significant losses to date. We used approximately $14,903,000, $14,852,000 and $13,743,000 in cash for continuing operating activities for the fiscal years ended June 30, 2008, 2007 and 2006, respectively, and $3,434,000 for the six months ended December 31, 2008. Our available cash, cash equivalents and marketable securities, net of gross unrealized holding loss, as of December 31, 2008 totaled approximately $11,344,000. We expect the proceeds received from our February 2004 private financing, in which we raised approximately $69,100,000 in net proceeds, and cash generated from operations and asset sales, to satisfy our cash needs at least the next twelve months. No assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations. If we are unable to attain projected revenue levels for our business, it may be necessary to raise additional capital to fund operations and to meet our obligations in the future. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

•	Our need to utilize a significant amount of cash to support research and development activities and to make incremental investments in our organization;

•	our ability to achieve targeted gross profit margins and cost reduction objectives;

•	our ability to reach break-even or profitability;

•	the extent to which we consolidate our facilities and relocate employees and assets;

•	the success of our sales and marketing efforts;

•	the extent and terms of any development, marketing or other arrangements, including our joint venture relationship; and

•	changes in economic, regulatory or competitive conditions, including the current financial crisis.

Our revenues may be affected by changes in technology spending levels.

In the past, unfavorable or uncertain macroeconomic conditions and reduced global technology spending rates have adversely affected the markets in which we operate. The current recession could reduce the demand for our products and negatively impact revenues and operating profit. We are unable to predict changes in general macroeconomic conditions and when global spending rates will be affected. Furthermore, even if spending rates increase, we cannot be certain that the market for our products and solutions will be positively impacted. If there are future reductions in either domestic or international spending rates, or if spending rates do not increase, our revenues, operating results and financial condition may be adversely affected.

Recent turmoil in the credit markets and the financial services industry may negatively impact our business, results of operations, financial condition or liquidity.

Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to obtain financing for operations or obtain credit from trade creditors were to be impaired. In addition, the recent economic crisis could also adversely impact our customers’ ability to finance the purchase of our products and solutions, which may negatively impact our business and results of operations.

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

On December 20, 2006, the President signed into law PL 109-435. This statute defines as “postal services” essentially the carriage of paper and printed matter, but grandfathers other services that were being offered by the USPS as of January 1, 2006, which we believed would include the EPM. However, the legislation further directed the Postal Regulatory Commission (PRC) to review non-postal services within two years to determine whether they should continue taking into account “the public need for the service” and “the ability of the private sector to meet the public need for the service.” In December 2008, the PRC determined that the USPS was authorized to continue the EPM as a “non-postal service.”

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

As a result of the enactment of the Sarbanes-Oxley Act and the review of accounting policies by the SEC and national and international accounting standards bodies, the frequency of accounting policy changes may accelerate. For example, the adoption of FAS123(R) in fiscal 2006 required us to adopt a different method of determining and accounting for the compensation expense of our employee stock options. As a result of the adoption of FAS 123(R), our losses during fiscal 2009, 2008, 2007 and 2006 were higher than they would have been had we not been required to adopt FAS 123(R). This will continue to be the case for future periods. This and other possible changes to accounting standards, could adversely affect our reported results of operations. Further, accounting policies affecting software revenue recognition have been the subject of frequent interpretations, which could significantly affect the way we account for revenue related to our products. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.

We evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. Goodwill is evaluated annually for impairment at the end of each fiscal year, regardless of events and circumstances. In fiscal 2005 we recorded an impairment charge of approximately $4,800,000 for goodwill and other long-term intangible assets. As of December 31, 2008, we had approximately $7,341,000 of goodwill principally from our acquisition of our German subsidiary, Authentidate International, AG. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

We have incurred significant additional costs concerning our international operations and may incur additional costs in the future.

We have incurred substantial costs in supporting the operation of our German subsidiary, Authentidate International, AG. In June 2008, we renewed for one-year our employment agreement with Mr. Jan Wendenburg, the CEO of Authentidate International, pursuant to which he received a base salary of approximately, 210,000 Euros. Further, for the fiscal years ended June 30, 2008, 2007 and 2006 and the six months ended December 31, 2008, we advanced or made capital investments of approximately $4,227,000 to this subsidiary. We cannot provide any assurance that we will recoup any of these amounts from this subsidiary. We expect to incur additional costs in the future in connection with the operations of this subsidiary.

Developing and implementing new or updated software and services and other product offerings may take longer and cost more than expected.

We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our software and services. The cost of developing new software, services and other product offerings, such as Inscrybe Healthcare and related modules and Inscrybe Office, is inherently difficult to estimate. Our development and implementation of proposed software, services or other product offerings may take longer than originally expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources. If we are unable to develop new or updated software, services or other product offerings on a timely basis and implement them without significant disruptions to the existing systems and processes of our customers, we may lose potential revenues and harm our relationships with current or potential customers.

New or updated software, services and product offerings will not become profitable unless they achieve sufficient levels of market acceptance, which may require significant efforts and costs.

There can be no assurance that customers and potential customers will accept from us new or updated software, services and other products. The future results of our business will depend, in significant part, on the success of our software, services or other product offerings. Current and potential customers may choose to use similar products and services offered by our competitors or may not purchase new or updated software, services or products, especially when they are initially offered and if they require changes in equipment or workflow. For software, services and products we are developing or may develop in the future, including through our Express MD joint venture, there can be no assurance that we will attract sufficient customers or that such offerings will generate sufficient revenues to cover their associated development, marketing and maintenance costs. Furthermore, there can be no assurance that any pricing strategy that we implement for any new software and services or other product offerings will be economically viable or acceptable to the target markets. Failure to achieve broad penetration in target markets with respect to new or updated software, services and product offerings could have a material adverse effect on our business prospects. Further, achieving market acceptance for new or updated software, services and product offerings is likely to require substantial marketing efforts and expenditure of significant funds to create awareness and demand by potential customers.

We do not have patents on all the technology we use, which could harm our competitive position.

Presently, we have two issued U.S. patents and eight issued foreign patents. In addition, we have three U.S., five foreign and one PCT patent applications pending relating to the technology and business processes underlying our services and applications. However, some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate”, “Inscrybe,” “Inscrybe Office” and “CareCert” in the U.S., the trademark “Authentidate” in Germany, Mexico and in the European Community, “Inscrybe” in the European Community and “Inscrybe Office,” “MyInscrybe” and a number of other trademarks as Madrid Protocol international registrations. We have also sought to register a number of additional trademarks in the U.S. and certain foreign markets, including “Inscrybe,” “MyInscrybe” and “Inscrybe Office.” We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

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

Because we currently derive a majority of our revenues from a few software and service offerings, any decline in demand for these offerings could severely harm our ability to generate revenues.

We currently derive a majority of our revenues from a limited number of software and service offerings. In addition, our focus on building our business is concentrated on markets for software and services where content integrity, workflow automation, electronic signatures and time and date stamping are important to customers. As a result, we are particularly vulnerable to fluctuations in demand for these offerings, whether as a result of competition, product obsolescence, technological change, customer spending, or other factors. If our revenues derived from our software and service offerings were to decline significantly, our business and operating results would be adversely affected. Additionally, for the year ended June 30, 2008 we reported that one customer accounted for approximately 18% of our consolidated revenues. As a result, if our relationships with this or other significant customers were disrupted we could lose a significant percentage of our anticipated revenues which could have material adverse effect on our business.

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

We are unable to control or influence many of these factors. Further, we have experienced delays in the pace of adoption and use by our customers of our transaction-based offerings, such as Inscrybe Healthcare, which has adversely affected our earnings. We may experience similar delays with Inscrybe Office and other products currently under development. During the sales cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals, negotiating contracts and implementing solutions without receiving any related revenue. In addition, many of our expenses are relatively fixed in the short term, including personnel costs and technology and infrastructure costs. Accordingly, our inability to generate sufficient revenues from these offerings has a direct impact on our results of operations.

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

Demand and market acceptance for our currently available software and service offerings remain subject to a high level of uncertainty. Achieving widespread acceptance of these or future offerings will continue to require substantial marketing efforts and the expenditure of significant funds to create and maintain brand recognition and customer demand for such offerings. Demand for our software and services depend on, among other things:

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

Our business, including Inscrybe Healthcare, Inscrybe Office our telemedicine appliance and service and our electronic signing solutions are relatively new business lines and although the level of competition for these offerings is uncertain at this point in time, the field of software-based solutions is highly competitive. There can be no assurances, however, that any of our offerings will achieve market acceptance.

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

The failure to complete the proposed Parascript merger could negatively impact the stock price of Authentidate common stock and the future business and financial results of Authentidate because of, among other things, the market disruption that would occur as a result of uncertainties relating to a failure to complete the merger.

The consummation of the transactions contemplated by our definitive merger agreement to acquire all of the membership interests of Parascript LLC and certain of its subsidiaries was subject to a number of conditions, including Authentidate shareholder approval. The merger agreement also provided for its termination by either the party if the transaction is not completed by December 31, 2008. As previously reported, we had held discussions with Parascript concerning a proposal to change the structure of the proposed merger in light of the uncertainties in the credit markets and changes in Parascript’s business. The parties did not agree on any modifications to the transaction and we received notice of termination from Parascript on January 21, 2009.

The termination of the merger agreement and the transactions contemplated thereby subjects us to certain risks. The price of our common stock may decline to the extent that the market price of our common stock reflected a market assumption that the merger will be completed and that the related benefits will be realized, or as a result of the market’s perceptions that the merger was not consummated due to an adverse change in our business. In addition, our business may be harmed, and the price of Authentidate’s stock may decline as a result, to the extent that customers, suppliers and others believe that we cannot compete in the marketplace as effectively without the merger or otherwise remain uncertain about our future prospects in the absence of the merger and having had the focus of our management directed toward the merger and integration planning instead of on our core business and other opportunities that could have been beneficial to us. In addition, certain costs related to the merger, such as legal, accounting, filing, printing and mailing, must be paid and expensed regardless of the termination of the merger agreement. As reported in this Quarterly Report, we have written-off approximately $900,000 in merger-related expenses due to the termination of the merger agreement.

Risks Related to Our Common Stock

Our stock price is volatile and could decline.

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended June 30, 2008 traded as low as $0.37 per share and as high as $1.60 per share. During the six months ended December 31, 2008, our stock traded in the range of $0.08 to $0.80. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

Prior to June 11, 2008, Authentidate submitted a transfer application with NASDAQ to transfer listing of its common stock to The NASDAQ Capital Market. On June 11, 2008, NASDAQ approved the transfer application, and Authentidate was afforded an additional compliance period of 180 calendar days, or until December 12, 2008, to comply with the minimum bid price requirement of The NASDAQ Capital Market. As a result of extraordinary market conditions, NASDAQ has twice suspended enforcement of the bid price and market value of publically held shares requirements, most recently through April 19, 2009. NASDAQ advised the company that it would have until June 16, 2009 to regain compliance.

Since we have not paid dividends on our common stock, you may not receive income from this investment.

We have not paid any dividends on our common stock since our inception and do not contemplate or anticipate paying any dividends on our common stock in the foreseeable future. Earnings, if any, will be used to finance the development and expansion of our business.

The exercise of our outstanding options and warrants, or conversion of our outstanding shares of Series B Preferred Stock, may depress our stock price and dilute your ownership of the company.

As of December 31, 2008, the following options and warrants were outstanding:

•

Stock options to purchase approximately 3,918,000 shares of common stock at exercise prices ranging from $0.40 to $7.28 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $3.83 per share. These stock options are employee and non-executive director options.

•	Immediately exercisable warrants to purchase approximately 150,000 shares of common stock at an exercise price of $0.39 per share.

•	Stock options to purchase 375,000 shares of common stock at an exercise price of $3.25 per share to an independent consultant which are exercisable upon achieving certain sales levels.

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

In February 2009, we issued an aggregate of 92,840 shares of our common stock, respectively, to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2001 Non-Executive Director Stock Option Plan, as amended. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the six months ended December 31, 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

Not Applicable.

Item 5.	Other Information

As previously disclosed, in April 2005 we had entered into a license agreement with Liberty Medical Group, Inc. for the use of a custom time and date stamping solution. The current renewal term of this agreement is scheduled to expire March 31, 2009. In connection with its acquisition by Medco Health Solutions, Inc., we have been notified by Liberty Medical that it is consolidating its operations with Medco and will not further renew the agreement. We are, however, in discussions with them regarding a new arrangement for the use of our Inscrybe™ Healthcare and telemedicine solutions. As these discussions are at early stage, we cannot provide any assurances that we will enter into a new agreement with them.

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

AUTHENTIDATE HOLDING CORP.

February 12, 2009	/s/ O’Connell Benjamin
Date	O’Connell Benjamin President

/s/ William A. Marshall
William A. Marshall Chief Financial Officer & Treasurer