Form 10-Q
period 2009-03-31
AUTHENTIDATE HOLDING CORP
filed 2009-05-14
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2009
Common Stock, $0.001 par value per share	34,218,379 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2009 (unaudited)	June 30, 2008
(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$730	$4,493
Restricted cash	512	512
Marketable securities	8,443	6,375
Accounts receivable, net	1,029	1,287
Prepaid expenses and other current assets	1,142	671

Total current assets	11,856	13,338
Marketable securities	—	3,950
Property and equipment, net	666	1,014
Note receivable, net of deferred gain of $2,000	—	—
Other assets
Software development costs, net	2,347	2,533
Goodwill	7,341	7,341
Other assets	1,265	1,375
Assets held for sale	2,000	2,000

Total assets	$25,475	$31,551

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$1,977	$1,850
Deferred revenue	1,271	1,273
Other current liabilities	315	97

Total current liabilities	3,563	3,220
Long-term deferred revenue	140	140

Total liabilities	3,703	3,360

Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value; 5,000 shares authorized, Series B, 28 shares issued and outstanding	3	3
Common stock, $.001 par value; 75,000 shares authorized, 34,191 and 34,537 issued and outstanding on March 31, 2009 and June 30, 2008, respectively	34	35
Additional paid-in capital	165,994	165,681
Accumulated deficit	(144,153)	(137,006)
Accumulated other comprehensive loss	(106)	(522)

Total shareholders’ equity	21,772	28,191

Total liabilities and shareholders’ equity	$25,475	$31,551

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share data)	2009	2008	2009	2008
Revenues
Software licenses and support	$1,195	$1,059	$3,115	$2,740
Hosted software services	820	624	2,194	1,652

Total revenues	2,015	1,683	5,309	4,392

Operating expenses
Cost of revenues	915	623	2,261	1,614
Selling, general and administrative	2,511	3,475	8,284	13,721
Product development	380	623	1,189	2,317
Depreciation and amortization	417	430	1,121	1,228

Total operating expenses	4,223	5,151	12,855	18,880

Operating loss	(2,208)	(3,468)	(7,546)	(14,488)

Other income, net	113	349	451	1,310

Net loss	$(2,095)	$(3,119)	$(7,095)	$(13,178)

Basic and diluted loss per share	$(0.06)	$(0.09)	$(0.21)	$(0.38)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
(in thousands)	2009	2008
Cash flows from operating activities
Net loss	$(7,095)	$(13,178)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,121	1,228
Share-based severance	—	145
Share-based compensation	390	810
Restricted shares issued for services	70	72
Changes in assets and liabilities
Accounts receivable	258	590
Prepaid expenses and other current assets	(471)	(227)
Accounts payable, accrued expenses and other liabilities	345	(1,572)
Deferred revenue	(2)	20

Net cash used in operating activities	(5,384)	(12,112)

Cash flows from investing activities
Purchases of property and equipment and other assets	(22)	(555)
Other intangible assets acquired	(11)	(45)
Capitalized software development costs	(444)	(641)
Purchase of common stock	(148)	—
Net sales of marketable securities	2,382	10,544

Net cash provided by investing activities	1,757	9,303

Cash flows from financing activities
Dividends paid	(52)	(35)

Net cash used in financing activities	(52)	(35)

Effect of exchange rate changes on cash flows	(84)	(12)

Net decrease in cash and cash equivalents	(3,763)	(2,856)
Cash and cash equivalents, beginning of period	4,493	8,735

Cash and cash equivalents, end of period	$730	$5,879

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries and joint venture (collectively, the “company”). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the periods ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the company’s Form 10-K for the fiscal year ended June 30, 2008 and the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2. Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net loss	$(2,095)	$(3,119)	$(7,095)	$(13,178)
Preferred stock dividends	(17)	(18)	(52)	(53)

Net loss applicable to common shareholders	$(2,112)	$(3,137)	$(7,147)	$(13,231)

Weighted average shares	34,685	34,494	34,642	34,469

Basic and diluted loss per common share	$(0.06)	$(0.09)	$(0.21)	$(0.38)

All potential common shares were excluded from the calculation of net loss per share for the periods presented because their impact is antidilutive. At March 31, 2009, employee and non-executive director options (3,720,000), warrants (150,000), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding. At March 31, 2008, employee and non-executive director options (4,845,000), warrants (473,000), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Share-Based Compensation

Share-based compensation by category is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
SG&A expenses	$59	$228	$352	$708
Product development expenses	—	40	33	100
Cost of revenues	1	2	5	2

Share-based compensation expense	$60	$270	$390	$810

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

Stock option activity under the Employees and Non-Executive Directors Stock Option Plans (the “Plans”) for the period ended March 31, 2009 is as follows (in thousands, except per share and average life data):

Employees Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2008	3,807	$3.87		$—

Granted	98	0.62
Expired/forfeited	(655)	3.36

Outstanding, March 31, 2009	3,250	3.87	5.02	$—

Exercisable at March 31, 2009	2,816	$4.30	4.46

Expected to vest at March 31, 2009	352	$1.11	8.71	$—

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Non-Executive Director Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2008	410	$3.93
Granted	60	0.58

Outstanding, March 31, 2009	470	$3.50	5.70	$—

Non-executive director options are granted at market price and vest on the grant date.

As of March 31, 2009, there was $198,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. This expense is expected to be recognized over a weighted-average period of 19 months.

There were no options exercised during the nine months ended March 31, 2009 and 2008. The weighted average grant date fair value of options granted during the nine month periods ended March 31, 2009 and 2008 was approximately $0.32 and $0.69, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of options vested was $352,000 and $530,000 for the nine month periods ended March 31, 2009 and 2008, respectively.

During fiscal 2006 the company issued 375,000 stock options to an independent consultant, exercisable at $3.25 per share. These options do not vest until the consultant realizes at least $1.0 million in sales of the company’s products; therefore no expense has been recorded as no sales have been realized through March 31, 2009. These options are not included in the disclosures above. These options expire at the later of seven years from the grant date or five years from the vesting date.

Effective January 17, 2007, the Board of Directors amended the terms of existing stock options previously granted to the company’s current employees whereby such options expire ten years from the original grant date. The incremental share-based compensation expense related to this change is being amortized as the related options vest.

On January 17, 2007, the shareholders approved several amendments to the 2001 Non-Executive Director Stock Option Plan whereby non-executive director stock options expire ten years from the original date of grant, non-executive directors will have up to two years to exercise their options after leaving the board and may elect to receive up to 50% of their cash director compensation in restricted common stock of the company issued at fair value in accordance with the terms of the Plan. For the nine months ending March 31, 2009, the company issued 200,629 shares of restricted common stock (valued at approximately $69,900) to certain non-executive directors in connection with this program. In May 2009, the company issued 27,814 shares of restricted common stock (valued at approximately $11,126) to such directors under the program.

4. Comprehensive Loss:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net loss as reported	$(2,095)	$(3,119)	$(7,095)	$(13,178)
Currency translation adjustment	(43)	(3)	(84)	(12)
Unrealized holding gain—marketable securities	100	—	500	—

Comprehensive loss	$(2,038)	$(3,122)	$(6,679)	$(13,190)

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Marketable Securities

At March 31, 2009 our marketable securities consisted primarily of money market investments. We classify our investments as “available for sale” and they have been recorded at cost which approximates fair market value due to their variable interest rates. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our investments through March 31, 2009. All income generated from these investments is recorded as interest income.

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

Revenues from external customers include revenues from our German operations of approximately $1,195,000 and $3,115,000 for three and nine month periods ended March 31, 2009 and $1,059,000 and $2,740,000 for the three and nine month periods ended March 31, 2008, respectively. Our German operations had assets of approximately $1,327,000 and $955,000 at March 31, 2009 and 2008, respectively.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Joint Venture

In June 2008 we formed a joint venture with EncounterCare Solutions, Inc., called ExpressMD™ Solutions to provide in-home patient vital signs monitoring systems and services. Express MD Solutions combines EncounterCare’s Electronic House Call™ patient vital signs monitoring appliances with a specially designed web-based management and monitoring software module based on Authentidate’s Inscrybe™ Healthcare platform. The service enables unattended measurements of patients’ vital signs and related health information and is designed to aid wellness and preventative care, and deliver better care to specific patient segments such as the elderly, special needs or pediatric patients with chronic illnesses who require regular monitoring of serious medical conditions. Using ExpressMD Solution’s offerings, health care providers will be able to easily view each specific patient’s vital statistics and make adjustments to the patient’s care plan via the Internet. The service will provide intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Health care providers and health insurers are also expected to benefit by having additional tools to improve patient care and reduce overall in-person and emergency room patient visits. In April 2009, the joint venture announced that it had received 510(k) market clearance from the FDA for the monitoring appliance and plans to move forward with its manufacturing and sales plans.

The company and EncounterCare Solutions, Inc. each own fifty percent of the joint venture and neither party has any special rights under the joint venture agreement. At March 31, 2009, ExpressMD Solutions did not have any assets or liabilities and EncounterCare Solutions, Inc. does not have any recourse to our general credit. ExpressMD Solutions is consolidated in our financial statements because we are currently electing to provide the majority of funding for the joint venture and are deemed to be the primary beneficiary. For the three month and nine month periods ended March 31, 2009 we made advances of approximately $89,000 and $324,000, respectively, to the joint venture to cover development and operating expenses. Although we expect to recover these advances as the joint venture generates revenues, there can be no assurance that such amounts will be recovered. Therefore, these amounts have been expensed as incurred and charged to selling, general and administrative expenses. In addition, we may decide to advance additional amounts to further joint venture activities.

9. Goodwill and Other Intangible Assets

The company performs an annual impairment test of goodwill at the end of the fiscal year. Any adverse development or change in our business during the year would require an interim assessment. Due to the current economic events in the banking industry and stock markets for the nine months ended March 31, 2009 the company reviewed its impairment analysis and concluded that the carrying amount of goodwill has not changed. Approximately $7,291,000 of goodwill relates to our business in Germany.

Other intangible assets consist of the following (in thousands):

	March 31, 2009			June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$342	$151	$191	$342	$137	$205
Trademarks	146	50	96	146	45	101
Acquired technologies	72	72	—	72	72	—
Licenses	1,258	1,027	231	1,247	918	329

Total	$1,818	$1,300	$518	$1,807	$1,172	$635

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The company amortizes other intangible assets under the straight line method. Amortization expense was approximately $42,000 and $128,000 for the three and nine month periods ended March 31, 2009, respectively. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

2009	$51
2010	108
2011	102
2012	59
2013	27
Thereafter	171

$518

10. Shareholder’s Equity

The changes in shareholders’ equity for the nine months ended March 31, 2009 are summarized as follows (in thousands):

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2008	$3	$35	$165,681	$(137,006)	$(522)	$28,191
Preferred stock dividends				(52)		(52)
Share-based compensation expense			390			390
Issuance of restricted common stock			70			70
Purchase of common stock		(1)	(147)			(148)
Currency translation adjustment					(84)	(84)
Unrealized holding gain—marketable securities					500	500
Net loss				(7,095)		(7,095)

Balance, March 31, 2009	$3	$34	$165,994	$(144,153)	$(106)	$21,772

During the nine months ended March 31, 2009, no stock options or common stock warrants were exercised.

11. Preferred Stock

The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note. At March 31, 2009, the company has accrued dividends in the amount of $17,500 which remain unpaid.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

12. Commitments and Contingencies

Between June and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York against our company and certain of its current and former directors and former officers. Plaintiffs in those actions alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The securities law claims were based on the allegations that we failed to disclose that our August 2002 agreement with the USPS contained certain performance metrics, and that the USPS could cancel the agreement if we did not meet these metrics; that we did not disclose complete and accurate information as to our performance under, and efforts to renegotiate, the USPS agreement; and that when we did disclose that the USPS might cancel the agreement, the market price of our stock declined. On October 5, 2005 the Court consolidated the class actions under the caption In re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS), and appointed the Illinois State Board of Investment as lead plaintiff under the Private Securities Litigation Reform Act. The plaintiff filed an amended consolidated complaint on January 3, 2006, which asserted the same claims as the prior complaints and also alleged that Authentidate violated the federal securities laws by misrepresenting that it possessed certain patentable technology. On July 14, 2006, the Court dismissed the amended complaint in its entirety; certain claims were dismissed with prejudice and plaintiff was given leave to replead those claims which were not dismissed with prejudice. In August 2006, plaintiff filed a second amended complaint, which did not assert any claims relating to the company’s patents or under the Securities Act of 1933, but which otherwise was substantially similar to the prior complaint. The second amended complaint sought unspecified monetary damages. The company moved to dismiss the second amended complaint on November 13, 2006. On March 26, 2009, the company reported that the United States District Court for the Southern District of New York dismissed with prejudice the shareholder class actions filed against us and certain of our current and former directors and former officers. This decision does not directly affect the derivative actions filed against the company as discussed below. On April 24, 2009, the lead plaintiff filed a notice of appeal of the decision of the U.S. District Court for the Southern District of New York with the U.S. Court of Appeals for the Second Circuit.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of the end of the period covered by this report, we are not aware of any obligations under such indemnification agreements that would require material payments.

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

14. Other Income

Other income consists of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Interest income	$68	$304	$316	$1,175
Rental income	45	45	135	135

Total other income	$113	$349	$451	$1,310

15. Accounting Standards Adopted in Fiscal 2009

In September 2006, the FASB issued Financial Accounting Standard (FAS) No. 157, “Fair Value Measurements”. FAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. On February 12, 2008, the FASB issued FASB Staff Position FAS 157-2, that amended FAS No. 157 to delay the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. On July 1, 2008, the company adopted FAS No. 157 for financial assets and liabilities. The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices for identical assets or liabilities that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The company’s assets subject to fair value measurements as of March 31, 2009 are as follows (in thousands):

	Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Cash and cash equivalents	$730	$730	$—	$—
Restricted cash	512	512	—	—
Current marketable securities—available for sale	8,443	8,443	—	—
Assets held for sale	2,000	—	—	2,000

Total	$11,685	$9,685	$—	$2,000

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The reconciliation of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Level 3 Investments
Balance at June 30, 2008	$12,325
Proceeds from sale of auction rate securities	(10,825)
Unrealized gains recorded to other comprehensive income	500
Losses deemed to be other than temporary recorded in earnings	—

Balance at March 31, 2009	$2,000

At March 31, 2009, the company has approximately $2.0 million of non-financial assets held for sale that are valued using level 3 inputs. The company does not have any financial liabilities. For the nine months ended March 31, 2009, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings. The adoption of FAS No. 157 has not impacted the company’s results of operations and financial position.

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

16. Merger

In August 2008, Authentidate entered into a definitive merger agreement to acquire all of the membership interests of Parascript LLC and certain of its subsidiaries for up to $10 million in cash, 30 million shares of New Authentidate common stock, all of the shares of its German subsidiary Authentidate International AG, a 10%, five year junior unsecured note in the aggregate principal amount of $20 million, subject to adjustments, and contingent consideration based on the financial performance of a newly formed business unit to exploit certain markets for Parascript’s image analysis and pattern recognition technology. The definitive merger agreement provided for a break-up fee of up to $3 million under certain circumstances described in the agreement. The agreement also provided that either party may terminate the agreement if the proposed transaction was not consummated by December 31, 2008.

As originally structured, the closing of the merger would have used substantially all of the company’s cash and marketable securities. Therefore, following the merger the combined company would have been dependent on cash flows from operations, the net working capital of Parascript on the closing date, and Parascript’s existing line of credit to meet its future cash needs. Parascript’s line of credit expires annually in April. Historically, Parascript has been able to obtain a renewal of the line of credit on commercially reasonable terms. However, in light of the uncertainty in the credit markets and changes in Parascript’s business, the board of directors of the company was considering various proposals to change the structure of the proposed merger. The parties were unable to reach an agreement on a modified merger proposal and did not execute an amendment to the merger agreement. On January 21, 2009 the company received a notice of termination from Parascript. In connection with the termination of the merger agreement, we have written-off deferred deal expenses of approximately $900,000 during the nine months ended March 31, 2009. These expenses are included in selling, general and administrative expenses.

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

Overview

Authentidate Holding Corp. (Authentidate or the company) is a worldwide provider of secure Health Information Exchange and workflow management services. Authentidate and its subsidiaries provide software applications and web-based services that address a variety of business needs for our customers, including enabling healthcare organizations and other enterprises to increase revenues, improve productivity and reduce costs by eliminating paper and manual work steps from clinical, administrative and other processes and enhancing compliance with regulatory requirements. Our web-based services are delivered as Software as a Service (SaaS) to our customers and incorporate security technologies such as rules based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and web and fax-based communication capabilities to electronically facilitate secure and trusted workflow solutions. Authentidate currently operates its business in the United States and Germany with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. In the United States the business is engaged in the development and sale of web-based services largely based on our Inscrybe™ platform and related capabilities and telehealth services through our ExpressMD™ Solutions joint venture. In the United States, we offer our patent pending content authentication technology in the form of the United States Postal Service® Electronic Postmark® (EPM). In Germany the business is engaged in the development and sale of software applications that provide electronic signature and time stamping capabilities for a variety of corporate processes including electronic billing and archiving solutions and security technology offerings. Our web-based services and software applications are compliant with applicable digital signature rules and guidelines. We sell our web-based services and software applications through a direct sales effort and reseller arrangements.

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

During fiscal 2009 we have continued to take steps to refine our strategic focus, complete our core service offerings, significantly expand our addressable markets, reduce operating costs and position the company for long-term growth. In the United States we have continued to invest in our Inscrybe™ platform with particular emphasis on refining and marketing Inscrybe Healthcare™, an automated and trusted Health Information Exchange and workflow management service targeting the needs of enterprises in the healthcare market. We believe our business will benefit from trends in the US healthcare industry to significantly reduce costs, shorten the length of hospital stays, shift patient care towards wellness and preventative care programs and automate healthcare records and processes. As discussed below we have taken steps to focus our business in these areas, however, our progress will be impacted by the timing of customer contracts and implementations and the market acceptance of our services. Over this same period our business unit in Germany continued to grow acceptance for its electronic invoicing product, and focused on further penetrating the German healthcare market with its security technology offerings.

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

During fiscal 2009 we have advanced the development of our ExpressMD telehealth service offering and continued to refine the capabilities of our patient vital signs monitoring appliance. We have also identified sources for the materials needed to manufacture the monitoring appliances, completed testing for the appliances and arranged for the production of the appliances with a contract manufacturer. In April 2009 we announced that we had received 510(k) market clearance from the FDA for the monitoring appliance and plan to move forward with our manufacturing and sales plans.

In August 2008, Authentidate entered into a definitive merger agreement to acquire all of the membership interests of Parascript LLC and certain of its subsidiaries. The agreement provided that either party may terminate the agreement if the proposed transaction was not consummated by December 31, 2008. As originally structured, the closing of the merger would have used substantially all of the company’s cash and marketable securities. Therefore, following the merger the combined company would have been dependent on cash flows from operations, the net working capital of Parascript on the closing date, and Parascript’s existing line of credit to meet its future cash needs. Parascript’s line of credit expires annually in April. In light of the uncertainty in the credit markets and changes in Parascript’s business, the board of directors of the company was considering various proposals to change the structure of the proposed merger. The parties were unable to reach an agreement on a modified merger proposal and did not execute an amendment to the merger agreement. On January 21, 2009 the company received a notice of termination from Parascript.

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

Results of Operations

Three and nine months ended March 31, 2009 compared to three and nine months ended March 31, 2008.

Revenues were $2,015,000 for the quarter ended March 31, 2009, compared to $1,683,000 for the prior year period. These results reflect an increase of approximately 31% in US revenues and 13% in German revenues from increases in transaction volumes and new customers. Revenues for the nine months ended March 31, 2009 were approximately $5,309,000 compared to $4,392,000 for the prior year. These results reflect increases of approximately 33% in US revenues and 14% in German revenues from increases in transaction volumes and new customers.

Cost of revenues increased to $915,000 for the quarter ended March 31, 2009, compared to $623,000 for the prior year period. This increase is due primarily to higher license, maintenance and data center expenses as well as additional software and hardware expenses for certain projects. Cost of revenues for the nine months ended March 31, 2009 increased to $2,261,000 compared to $1,614,000 for the prior year reflecting the same trends as the quarter.

Selling, general and administrative (SG&A) expenses decreased to $2,511,000 for the quarter ended March 31, 2009, compared to $3,475,000 for the same period in 2008. This decrease is due primarily to our cost management activities and lower share-based compensation expense offset in part by joint venture investments of approximately $89,000 for the quarter. The prior year amount includes incremental expenses for professional services of approximately $137,000 and accrued severance expense of approximately $355,000. SG&A expenses for the nine months ended March 31, 2009 decreased to $8,284,000 compared to $13,721,000 for the prior year due primarily to our cost management activities and lower share based compensation expense offset in part by joint venture investments of approximately $324,000 for the nine months ended March 31, 2009 and the write-off of deferred deal expenses of approximately $900,000 related to the termination of the Parascript deal. The prior year period includes incremental legal expenses and settlements of approximately $2,300,000 and professional services and accrued severance of approximately $438,000 and $1,132,000, respectively.

Product development expenses decreased to $380,000 for the quarter ended March 31, 2009, compared to $623,000 for the comparable period in 2008. Product development spending fluctuates period to period based on the amounts capitalized. Total spending for the quarter, including capitalized amounts, was $483,000 compared to $769,000 for the prior year reflecting cost management activities offset in part by the use of contract employees for certain projects. Product development expenses for the nine months ended March 31, 2009 were $1,189,000 compared to $2,317,000 for the prior year. Total spending for the period, including capitalized amounts, was $1,633,000 compared to $2,958,000 for the same period in 2008 reflecting the same trends as the quarter.

Depreciation and amortization expense was $417,000 for the quarter ended March 31, 2009, compared to $430,000 for the prior year period. For the nine month period depreciation and amortization expense was $1,121,000 compared to $1,228,000 for the prior year period.

Other income decreased to $113,000 for the quarter ended March 31, 2009, compared to $349,000 for the prior year period. For the nine months ended March 31, 2009 interest and other income was $451,000 compared to $1,310,000 for the prior year. The decrease in interest and other income is due primarily to lower interest rates and lower cash and investment balances during the current periods as we continue to invest in our business.

Net loss for the quarter ended March 31, 2009 was $2,095,000, or $0.06 per share, compared to $3,119,000, or $0.09 per share, for the quarter ended March 31, 2008. For the nine months ended March 31, 2009 net loss was $7,095,000, or $0.21 per share, compared to $13,178,000, or $0.38 per share for the prior year. The decrease in the net loss for the current periods reflects the revenue growth, cost management activities and other matters discussed above.

Liquidity and Capital Resources

Overview

Our operations and product development activities have required substantial capital investment to date. Our primary sources of funds have been the issuance of equity and the incurrence of third party debt. In February 2004, we sold 5,360,370 common shares in private placements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506, promulgated there under. We realized gross proceeds of approximately $73,700,000 from these transactions and received net proceeds of approximately $69,100,000 after payment of offering expenses and broker commissions. We have been using the cash raised in this financing to fund our operations and product development activities since that time.

Expenditures for equipment and other assets totaled approximately $22,000, software license expenditures totaled approximately $11,000 and capitalized software development expenditures totaled approximately $444,000 for the nine months ended March 31, 2009. We have developed and intend to continue to develop new services and applications to grow our business and address new markets.

Cash Flows

At March 31, 2009, cash, cash equivalents and marketable securities, amounted to approximately $9,173,000 and total assets at that date were $25,475,000. After adjusting for the change in the gross unrealized holding loss, these amounts have decreased since June 30, 2008 by approximately $6,145,000 and $6,576,000, respectively, as we utilized cash principally to fund operating losses, product development activities, joint venture investments, changes in working capital and capital expenditures during the period ended March 31, 2009. Cash used for the period also includes expenditures of approximately $564,000 for deferred deal costs and related items, $20,000 for the final payment of accrued severance obligations and $148,000 to purchase 547,000 shares of the company’s common stock which were retired as of March 31, 2009. We expect to continue to use cash to fund operating losses, product development activities and capital expenditures for the foreseeable future.

Net cash used by operating activities was $5,384,000 for the nine months ended March 31, 2009, compared to $12,112,000 for the comparable period in 2008. This change reflects our working capital and expense management activities during 2009 and lower expenditures for incremental items discussed above.

Net cash used by investing activities, excluding purchases and sales of marketable securities, was $625,000 for the nine months ended March 31, 2009, compared to $1,241,000 for the comparable period in 2008. This decrease is due primarily to decreases in equipment expenditures and product development spending capitalized in fiscal 2009 and lower spending for software licenses offset in part by the purchase of company stock discussed above.

Cash flows from financing activities for the nine months ended March 31, 2009 and 2008 were not significant.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits, product development activities and capital expenditures. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings. Based on the improvements in operating results as discussed above and the reductions in cash used during fiscal 2009, we believe we have enough cash, cash equivalents and marketable securities to support our operations for at least the next twelve months.

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

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of March 31, 2009, no shares of the Series B preferred stock have been redeemed.

Between June and August 2005, several purported shareholder class and derivative actions were filed against our company and certain current and former directors and former officers. The complaints and current status of these actions are described in detail under the caption “Legal Proceedings,” appearing in Item 1 of Part II of this Quarterly Report on Form 10-Q. As described in such section, on March 26, 2009, we reported that the United States District Court for the Southern District of New York dismissed with prejudice the pending shareholder class actions filed against us and certain of our current and former directors and former officers. On April 24, 2009, plaintiff filed a notice of appeal of the decision of the U.S. District Court for the Southern District of New York with the U.S. Court of Appeals for the Second Circuit.

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

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of March 31, 2009 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$5,064	$917	$2,214	$1,465	$468

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2009, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise; includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly; and requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FAS 157-4 and to quantify its effects, if practicable. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In December 2007, the FASB issued Financial Accounting Standard (FAS) No.141 (Revised 2007), “Business Combination”. Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141R also changed the accounting treatment for certain specific items, including: acquisition costs will generally be expensed as incurred; non controlling interests will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. In April 2009, the FASB issued FASB Staff Position FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” which amends and clarifies FAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated or if fair value cannot be reasonably estimated, in accordance with FAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”; remove the subsequent accounting guidance for assets and liabilities arising from contingencies from FAS 141R, and carry forward without significant revision the guidance in FASB No. 141, “Business Combinations”; eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date; and require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement 141R. FAS 141R and FAS 141R-1 apply prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008; and early adoption is prohibited. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

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

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Standards”. FAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are in conformity with generally accepted accounting principles for nongovernmental entities. This standard became effective November 15, 2008 and had no impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” which changes existing guidance for determining whether an impairment is other than temporary to debt securities; replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses; and requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which amends FASB No. 107, “Disclosures about Fair Value of Financial Instruments”, to require an entity to provide disclosures about fair value of financial instruments in interim financial information, and APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. Under this standard, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have approximately $8,443,000, at par value, invested in high quality investments as of March 31, 2009. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-US currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At March 31, 2009, our unrestricted cash and marketable securities, totaled $9,173,000 of which approximately $8,443,000 was invested in money market investments. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses and commercial paper. For more information on these investments see Note 5 to our Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

Between June and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York against our company and certain of our current and former directors and former officers. Plaintiffs in those actions alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The securities law claims were based on the allegations that we failed to disclose that our August 2002 agreement with the USPS contained certain performance metrics, and that the USPS could cancel the agreement if we did not meet these metrics; that we did not disclose complete and accurate information as to our performance under, and efforts to renegotiate, the USPS agreement; and that when we did disclose that the USPS might cancel the agreement, the market price of our stock declined. On October 5, 2005 the Court consolidated the class actions under the caption In re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS), and appointed the Illinois State Board of Investment as lead plaintiff under the Private Securities Litigation Reform Act. The plaintiff filed an amended consolidated complaint on January 3, 2006, which asserted the same claims as the prior complaints and also alleged that Authentidate violated the federal securities laws by misrepresenting that it possessed certain patentable technology. On July 14, 2006, the Court dismissed the amended complaint in its entirety; certain claims were dismissed with prejudice and plaintiff was given leave to replead those claims which were not dismissed with prejudice. In August 2006, plaintiff filed a second amended complaint, which did not assert any claims relating to the company’s patents or under the Securities Act of 1933, but which otherwise was substantially similar to the prior complaint. The second amended complaint sought unspecified monetary damages. The company moved to dismiss the second amended complaint on November 13, 2006. On March 26, 2009, the company reported that the United States District Court for the Southern District of New York dismissed with prejudice the shareholder class actions filed against us and certain of our current and former directors and former officers. This decision does not directly affect the derivative actions filed against the company as discussed below. On April 24, 2009, the lead plaintiff filed a notice of appeal of the decision of the U.S. District Court for the Southern District of New York with the U.S. Court of Appeals for the Second Circuit.

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

We incurred net losses of approximately $15,811,000, $15,063,000 and $17,823,000 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively and a net loss of approximately $7,095,000 for the nine months ended March 31, 2009. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. For the remainder of fiscal 2009, our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers or our ability to derive revenues from our joint venture. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we cannot assure you that we will be profitable in any future period.

Our capital requirements are significant and we have historically financed our operations through private placements of securities.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software and services, such as our Inscrybe Healthcare platform and related modules and our Inscrybe Office offering. Due to these expenditures, we have incurred significant losses to date. We used approximately $14,903,000, $14,852,000 and $13,743,000 in cash for continuing operating activities for the fiscal years ended June 30, 2008, 2007 and 2006, respectively, and $5,384,000 for the nine months ended March 31, 2009. Our available cash, cash equivalents and marketable securities, net of gross unrealized holding loss, as of March 31, 2009 totaled approximately $9,173,000. We expect the proceeds received from our February 2004 private financing, in which we raised approximately $69,100,000 in net proceeds, and cash generated from operations and asset sales, to satisfy our cash needs at least the next twelve months. No assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations. If we are unable to attain projected revenue levels for our business, it may be necessary to raise additional capital to fund operations and to meet our obligations in the future. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

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

We depend on third parties for the manufacture and distribution of our telehealth appliance, which may result in delays and quality-control issues.

We do not own or lease any manufacturing facilities. Accordingly, in order to market our telehealth solution, ExpressMD Solutions purchases finished appliances from an unaffiliated supplier. In addition, our joint venture entity has engaged an unaffiliated third party to provide distribution services for this solution. If the agreements with these third parties are terminated or if they do not perform their obligations under such agreements, it could take several months to establish and qualify alternative manufacturing and distribution partners for our products and we may not be able to fulfill our customers’ orders in a timely manner. We believe that at the present time, that in the event our existing third party relationships terminate, that alternative providers are available on commercially reasonable terms. However, there can be no assurance that the future production capacity of our current manufacturer will be sufficient to satisfy our requirements or that alternative providers of manufacturing or distribution services will be available on commercially reasonable terms, or at all. The failure to identify a suitable alternative manufacturers or distributors could adversely impact our customer relationships and our financial condition. In addition, due to our use of third-party manufacturers and distributors, we do not have control over the timing of product shipments. Delays in shipment could result in the deferral or cancellation of purchases of our products, which would harm our results of operations in any particular quarter. Net revenue for a period may be lower than predicted if large orders forecasted for that period are delayed or are not realized, which could impact cash flow or result in a decline in our stock price.

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

As described in detail at Item 1. “Legal Proceedings” of Part II of this Quarterly Report on Form 10-Q, several purported class action complaints were filed in federal court alleging our company and certain of our current and former directors and former officers violated the federal securities laws. Subsequently, four purported shareholder derivative actions were filed against certain of our current and former directors and former officers based on allegations substantially similar to those set forth in the purported class actions. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows. As previously reported in March 2009, the United States District Court for the Southern District of New York dismissed with prejudice shareholder class actions filed against the company and certain current and former directors and former officers. This decision does not directly affect the derivative actions filed against the company. On April 24, 2009, the lead plaintiff filed a notice of appeal of the decision of the U.S. District Court for the Southern District of New York with the U.S. Court of Appeals for the Second Circuit.

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

We evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. Goodwill is evaluated annually for impairment at the end of each fiscal year, regardless of events and circumstances. In fiscal 2005 we recorded an impairment charge of approximately $4,800,000 for goodwill and other long-term intangible assets. As of March 31, 2009, we had approximately $7,341,000 of goodwill principally from our acquisition of our German subsidiary, Authentidate International, AG. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

We have incurred significant additional costs concerning our international operations and may incur additional costs in the future.

We have incurred substantial costs in supporting the operation of our German subsidiary, Authentidate International, AG. In June 2008, we renewed for one-year our employment agreement with Mr. Jan Wendenburg, the CEO of Authentidate International, pursuant to which he received a base salary of approximately, 210,000 Euros. Further, for the fiscal years ended June 30, 2008, 2007 and 2006 and the nine months ended March 31, 2009, we advanced or made capital investments of approximately $4,227,000 to this subsidiary. We cannot provide any assurance that we will recoup any of these amounts from this subsidiary. We expect to incur additional costs in the future in connection with the operations of this subsidiary.

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

Presently, we have two issued U.S. patents and eight issued foreign patents. In addition, we have three U.S., two foreign and one PCT patent applications pending relating to the technology and business processes underlying our services and applications. However, some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate”, “Inscrybe,” “Inscrybe Office” and “CareCert” in the U.S., the trademark “Authentidate” in Germany, Mexico and in the European Community, “Inscrybe” in the European Community and “Inscrybe Office,” “MyInscrybe” and a number of other trademarks as Madrid Protocol international registrations. We have also sought to register a number of additional trademarks in the U.S. and certain foreign markets, including “Inscrybe,” “MyInscrybe” and “Inscrybe Office.” We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

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

Our business, including Inscrybe Healthcare, Inscrybe Office our telehealth appliance and service and our electronic signing solutions are relatively new business lines and although the level of competition for these offerings is uncertain at this point in time, the field of software-based solutions in which we compete is highly competitive. There can be no assurances, however, that any of our offerings will achieve market acceptance.

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

We have a significant amount of net operating loss carry forwards which we may not be able to utilize in certain circumstances.

At June 30, 2008, we had net operating loss (“NOL”) carry forwards for federal income tax purposes of approximately $105,000,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code, following an “ownership change,” special limitations apply to the use by a “loss corporation” of its (i) NOL carry forwards arising before the ownership change and (ii) net unrealized built-in losses (if such losses existed immediately before the ownership change and exceed a statutory threshold amount) recognized during the five years following the ownership change ((i) and (ii) are referred to collectively as the “Applicable Tax Attributes”). After an ownership change, the amount of the loss corporation’s taxable income for each post-change taxable year that may be offset by the Applicable Tax Attributes is limited to the product of the “long-term tax-exempt rate” (published by the IRS for the month of the ownership change) multiplied by the value of the loss corporation’s stock (the “Section 382 Limitation”). To the extent that the loss corporation’s Section 382 Limitation in a given taxable year exceeds its taxable income for the year, that excess increases the Section 382 Limitation in future taxable years.

The failure to complete the proposed Parascript merger could negatively impact our future business and financial results of Authentidate because of, among other things, the market disruption that may occur as a result of uncertainties relating to a failure to complete the merger.

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

The termination of the merger agreement and the transactions contemplated thereby subjects us to certain risks. For instance, our business may be adversely impacted to the extent that customers, suppliers and others believe that we cannot compete in the marketplace as effectively without the merger or otherwise remain uncertain about our future prospects in the absence of the merger and having had the focus of our management directed toward the merger and integration planning instead of on our core business and other opportunities that could have been beneficial to us. Further, to the extent that the market perceives that the merger was not consummated due to an adverse change in our business, our stock price may decline. In addition, certain costs related to the merger, such as legal, accounting, filing, printing and mailing, must be paid and expensed regardless of the termination of the merger agreement. We have written-off approximately $900,000 in merger-related expenses due to the termination of the merger agreement.

Risks Related to Our Common Stock

Our stock price is volatile and could decline.

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended June 30, 2008 traded as low as $0.37 per share and as high as $1.60 per share. During the nine months ended March 31, 2009, our stock traded in the range of $0.08 to $0.80. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

Prior to June 11, 2008, Authentidate submitted a transfer application with NASDAQ to transfer listing of its common stock to The NASDAQ Capital Market. On June 11, 2008, NASDAQ approved the transfer application, and Authentidate was afforded an additional compliance period of 180 calendar days, or until December 12, 2008, to comply with the minimum bid price requirement of The NASDAQ Capital Market. As a result of extraordinary market conditions, NASDAQ has suspended enforcement of the bid price and market value of publically held shares requirements three times, most recently through July 19, 2009. Therefore, NASDAQ advised the company that it would have until September 15, 2009 to regain compliance.

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

As of March 31, 2009, the following options and warrants were outstanding:

•

Stock options to purchase approximately 3,720,000 shares of common stock at exercise prices ranging from $0.26 to $7.28 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $3.83 per share. These stock options are employee and non-executive director options.

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

a) Sales of Unregistered Securities

In May 2009, we issued an aggregate of 27,814 shares of our common stock, respectively, to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2001 Non-Executive Director Stock Option Plan, as amended. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

b) Not applicable

c) Repurchase of Equity Securities

Stock repurchases during the nine months ended March 31, 2009 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans of Programs
January 1, 2009 to January 31, 2009	—	$—	—	—
February 1, 2009 to February 28, 2009	—	$—	—	—
March 1, 2009 to March 31, 2009(1)	1,537,000	$0.27	N/A	N/A

(1)	On March 31, 2009, the company and certain of its officers and directors purchased an aggregate of 1,537,000 shares of its common stock from a third party in a privately-negotiated transaction. Of this amount, 547,000 shares were purchased by the company at a price per share of $0.27 and the remaining 990,000 shares were purchased by certain officers and directors at a price per share of $0.275.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

Not Applicable.

Item 5.	Other Information

On May 6, 2009, the company entered into a new employment agreement with its President, O’Connell Benjamin. The employment agreement is effective as of January 1, 2009 for an initial term expiring December 31, 2009. The material terms of the company’s employment agreement with Mr. Benjamin are described in the company’s Current Report on Form 8-K filed on May 11, 2009.

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

AUTHENTIDATE HOLDING CORP.

May 14, 2009	/s/ O’Connell Benjamin
Date	O’Connell Benjamin
President

/s/ William A. Marshall
William A. Marshall
Chief Financial Officer & Treasurer