Form 10-K
period 2009-06-30
AUTHENTIDATE HOLDING CORP
filed 2009-09-24
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2008): $8,700,000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 34,295,795 as of September 17, 2009.

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

General Business Developments during Fiscal Year 2009

During fiscal 2009 we have continued to take steps to refine our strategic focus, complete our core service offerings, significantly expand our addressable markets, reduce operating costs and position the company for long-term growth. In the United States we have continued to invest in our Inscrybe™ platform with particular emphasis on refining and marketing Inscrybe™ Healthcare, an automated and trusted Health Information

Exchange and workflow management service targeting the needs of enterprises in the healthcare market. We believe our business will benefit from trends in the U.S. healthcare industry to significantly reduce costs, shorten the length of hospital stays, shift patient care towards wellness and preventative care programs and automate healthcare records and processes. Although we have taken steps to focus our business in these areas, our progress will be impacted by the timing of customer contracts and implementations and the market acceptance of our services. Over this same period our business unit in Germany continued to grow acceptance for its electronic invoicing product, and focused on further penetrating the German healthcare market with its security technology offerings.

In June 2008 we formed a joint venture with EncounterCare Solutions, Inc., a provider of technology and services for the home healthcare marketplace. The joint venture called ExpressMD™ Solutions will provide in-home patient vital signs monitoring systems and services to improve care for patients with chronic illnesses and reduce the cost of care by delivering results to their health care providers via the Internet. ExpressMD Solutions combines EncounterCare’s Electronic House Call™ patient vital signs monitoring appliances with a specially designed web-based management and monitoring software module based on Authentidate’s Inscrybe™ Healthcare platform. The service enables unattended measurements of patients’ vital signs and related health information. Patients’ data is securely sent electronically to each patient’s health care provider for review. ExpressMD Solutions is designed to aid wellness and preventative care, and deliver better care to specific patient segments such as the elderly, special needs or pediatric patients with chronic illnesses who require regular monitoring of serious medical conditions. Using ExpressMD Solution’s offerings, health care providers will be able to easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans via the Internet. ExpressMD Solution’s patient monitoring system is intended to provide patients with increased peace of mind and improved condition outcomes through a combination of care plan schedule reminders and comprehensive disease management education on their in-home communication unit. The service will provide intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Healthcare providers and health insurers are also expected to benefit by having additional tools to improve patient care, and reduce overall in-person and emergency room patient visits.

During fiscal 2009 we have advanced the development of our ExpressMD telehealth service offering and continued to refine the capabilities of our patient vital signs monitoring appliance. We have also identified sources for the materials needed to manufacture the monitoring appliances, completed testing for the appliances and arranged for the production of the appliances with a contract manufacturer. In April 2009 we received 510(k) market clearance from the FDA for the monitoring appliance and are implementing our manufacturing and sales plans.

In August 2008, Authentidate entered into a definitive merger agreement to acquire all of the membership interests of Parascript LLC and certain of its subsidiaries. The agreement provided that either party may terminate the agreement if the proposed transaction was not consummated by December 31, 2008. On January 21, 2009 the company received a notice of termination from Parascript.

We intend to continue our efforts to market our software applications, web-based services and related products in our target markets. We also intend to focus on identifying additional applications and markets where our technology can address customer needs.

Our current revenues consist principally of transaction fees for web-based services, software license fees, hosting fees and maintenance charges. From our telehealth business we expect to generate revenues from hardware sales, monthly monitoring services and maintenance fees. Growth in our business is affected by a number of factors, including general economic and business conditions, and is characterized by long sales cycles. The timing of customer contracts, implementations and ramp-up to full utilization can have a significant impact on results and we believe our results over a longer period of time provide better visibility into our performance.

For the fiscal year ended June 30, 2009 two customers accounted for approximately 21% of our consolidated revenues. A discussion of the geographic areas where we have business operations is set forth in Note 16 of Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Products and Services

Our business in the U.S. provides applications and services incorporating workflow automation, electronic signature, and transaction management capabilities based on our Inscrybe™ platform. Inscrybe™ is designed for ease of use and flexibility, and can be easily customized to meet the workflow needs of specific industries or companies. Inscrybe™ products and services are scalable, facilitating the gradual migration from existing paper processes. The ability of Inscrybe™ to permit customers to choose the modules they want to implement, as well as the platform’s ability to support mixed-modal forms of communication contribute to the platform’s functionality and versatility.

Inscrybe™ Healthcare—Inscrybe™ Healthcare, one of our main strategic initiatives, is a secure web-based Health Information Exchange and workflow automation solution that enables healthcare industry participants to securely exchange and track a variety of documents, certificates, authorizations, and other information over different modes of communication, including electronic and fax delivery. Inscrybe™ Healthcare incorporates electronic signatures, rules based electronic forms, content authentication using the USPS® EPM®, workflow intelligence for routing and transaction management, and identity credentialing and verification. Inscrybe™ Healthcare allows users to streamline a number of critical workflows, and facilitates order processing, online review and electronic signature of healthcare documentation, while validating the identity of the parties involved. Further, it is designed to comply with Health Insurance Portability and Accountability Act (HIPAA) guidelines. We designed the system in a modular fashion so it is easily configurable to meet customer needs and allows for the gradual migration from current paper-based processes to an efficient paperless automated work environment. It is used to track and manage all kinds of structured and unstructured data and can be interfaced with existing in-house and external systems. Inscrybe Healthcare includes the following workflow automation modules:

•

eReferral—automates the physician referral order entry and tracking process between physician offices and homecare providers. Physicians or their staff can initiate referrals and complete all associated documentation requirements within the eReferral module. Homecare providers can receive and process the referral orders online, work with the referral source to interpret and prioritize orders, and complete any supporting documentation.

•

eCMN—provides an automated process for the exchange and management of certificates of medical necessity, written orders, and other supporting documentation required by healthcare payors for reimbursement of medical equipment and service claims from home medical equipment suppliers. In addition, a unified information management and reporting interface can maximize productivity and streamline compliance.

•

ePOC—enables online processing of plan of care forms and other required documentation between home health agencies, skilled care providers, physicians, and payors to facilitate timely patient care and reimbursement. By accelerating the process online and eliminating paper, the ePOC module reduces physician and nurse paper handling time, thereby saving time and minimizing system costs for home health agencies and physicians.

•

ePA—automates the processing and management of prior authorizations, prior approvals and treatment authorization requests required by state Medicaid programs and certain healthcare plans allowing care providers to submit the required supporting documents electronically through a secure, HIPAA-compliant web interface. The approved requests and supporting documents are instantly available for online review, which can expedite the claims process.

•	eCA—provides an electronic submission and tracking process for documents that support medical reimbursement and claims. With eCA, healthcare providers can submit attachments of their claims to healthcare payors, including equipment catalogs, price lists, and other items, either electronically or in paper form (via fax) which are automatically linked to the appropriate filed claim.

•

MDKeyBank™—provides a physicians’ credentialing tool that allows for the electronic signing of medical forms online. MDKeyBank™ verifies both the credentials and authenticity of the physician’s professional identity. This process, which establishes the physician’s electronic identity allows the physician to sign electronic content from any computer with Internet access. This credential fulfills industry standards for digital signatures, facilitating rapid patient care delivery, while increasing adherence to healthcare regulations for security and confidentiality of patient information.

•

Inscrybe Healthcare Discharge— enables hospital case managers, social workers, and discharge planners to optimize the patient discharge process. The Discharge module uses defined workflows for patient discharge referrals, eligibility verification and acceptance, and automatic notifications to suitable care facilities or home care providers. It integrates with a hospital’s information or patient record system, resulting in a more cost-effective discharge planning process and enhanced compliance and audit capabilities.

ExpressMD™—the complete ExpressMD™ solution integrates Electronic House Call™, an advanced in-home patient vital signs monitoring system, with a software interface based on the Inscrybe™ Healthcare platform. ExpressMD™ works with simple devices, such as blood pressure monitors, weight scales, thermometers, glucometers, and wound care cameras, for unassisted patient vital signs measurement, suited for patients that require repeated assessment. The system allows for manual entry or automatically takes vital signs from peripherals (both wired and wireless devices) and communicates with the practitioner over the Internet for analysis and intervention. Patients can access the information on the monitoring software interface to review their own vital statistics history, as well as to obtain reminders of their scheduled medications, practitioner instructions, and therapy regimen. The system also includes onscreen patient treatment, disease management education, and intelligent routing to alert on-duty caregivers if any vital statistics fall outside of the range of parameters pre-set by the practitioner. Additionally, physicians and their staff can order supplies and services for patients using the Inscrybe Healthcare feature provided by the system.

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

USPS EPM Service®—a content integrity and time-and-date stamp application, enables a user to have a digital record of a transaction created and stored by a trusted third party that can be used to verify the content, date, time and parties related to the transaction in the future. The EPM can be used to verify the authenticity of a document or file sent electronically as of a specific point in time and allows users to detect whether or not documents or files stamped with an EPM seal have been altered or modified. The USPS EPM incorporates our proprietary content authentication technology and is branded by the USPS pursuant to a non-exclusive, worldwide license agreement between the USPS and the company. Under the license agreement, the USPS will define and maintain the technical and operational standards for the EPM service, and serve as backup verifier for all EPM transactions.

In instances where the above structured services may not exactly match the business needs of our customers, we also design and provide custom solutions that leverage the technical and operational capabilities that form the basis of the above services.

Our business in Germany provides signature-based business process software applications and solutions for European and international customers that feature easy integration, economic efficiency, and platform independence. Our subsidiary, Authentidate International, AG, is a Certification Service Provider, accredited by the German Regulatory Authority for Telecommunications and Post in accordance with the German Electronic Signature Act and European directives. The German Electronic Signature Act established the conditions required to give digital documents legal validity through the use of electronic signatures, granting them an equivalent status to conventional paper documents (i.e. enabling them to be used as evidence in legal disputes). As an accredited provider, our solutions generate legally valid time stamps in accordance with the German Electronic Signature Act and European guidelines. Our current products and services include the following:

•

eBilling Signature Server—enables centralized application of qualified signatures to a user’s electronic invoice generation process to permit development of a large volume of electronic invoices. Related modules include the Signature Check Server for high volume signature verification and the eSign Client module for generating qualified signatures at the employee workstation.

•	eArchive Module—enables verification of qualified signatures stored in document management and archive systems. During the verification process the integrity and authenticity of the data is checked.

•	Scan Signature Module—integrates qualified personal signatures in processes for mass document recording.

•

eTimeStamp Module—creates qualified time stamps to provide proof of time and date for electronic documents. Related modules include Timestamp Server, Timestamp Proxy and Timestamp and Seal Service which enables users to generate timestamps and company seals (signatures).

•	eMail Security Server—provides a centralized secure e-mail solution providing Public Key Infrastructure functions, such as the signing, verifying, encoding and decoding of e-mails and attachments.

•

Signamus Signature Service and Signature Check Web service—provides an out-sourced qualified signature and verification service for entities and a 7 x 24 web service to verify signatures and time stamps.

In Germany we also provide customized security software solutions to customers primarily in the healthcare space today.

Sales and Marketing

We sell our software, web-based services and telehealth products and services through a direct sales effort and reseller arrangements. Our resellers typically receive a commission based on a percentage of the value of customer agreements we enter into due to their efforts. In cases where our contracts have a term exceeding one year, we generally defer revenue derived from these contracts and recognize it over the life of the contract.

Supply Relationships

We use AT&T, Inc., to provide and maintain a secure hosting center at a facility in New York to host our web-based services, including the USPS EPM Service. We also use a hosting center in Europe to maintain a secure data center for our overseas operations. We believe that there are sufficient alternative suppliers of these services. We augment our own staff of software developers by using third party consultants and our software and services incorporate products and services which we license from unaffiliated third parties. We also use a contract manufacturer to assemble our Electronic House Call telehealth monitor and several suppliers for various component parts. We believe that adequate alternative suppliers of these products and services exist on commercially reasonable terms so as to mitigate any adverse impacts caused by the termination of any of our existing relationships.

Competition

We compete in markets for our workflow management software and web-based services and our telehealth products and services that are highly competitive and rapidly changing. Although we believe there is no single company that directly competes with our content authentication services and solutions, we are aware of efforts by other companies to develop products or services to either compete directly with our services, solutions, and products or that could be used as alternatives to our offerings. We believe that the principal competitive factors affecting the market for our services and solutions include features such as ease of use, quality/reliability of our offerings, scalability, features and functionality, customer service and support and price. Although we believe that our services, solutions and products compete favorably in respect of all these factors, there can be no assurance that we can maintain our competitive position against current or potential competitors.

These companies offer fax products, web based processing of medical forms, signature solutions and patient monitoring products and services that could compete with our services, solutions and products. In addition, companies with which we do not presently directly compete may become competitors in the future through their product development in the area of secure online services and telehealth services and such companies may have greater financial, technological, and marketing resources than we do. Therefore, these competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards and customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products or services directly to customers through bundling or other means. If such competitors were to bundle competing products or services for their customers, the demand for our products and services might be substantially reduced and the ability to distribute our products successfully and the utilization of our services would be substantially diminished.

New technologies and the expansion of existing technologies may increase competitive pressure. We cannot assure you that competing technologies developed by others or the emergence of new industry standards will not adversely affect our competitive position or render our services or technologies noncompetitive or obsolete. In addition, our markets are characterized by announcements of collaborative relationships involving our competitors. The existence or announcement of any such relationships could adversely affect our ability to attract and retain customers. As a result of the foregoing and other factors, we may not be able to compete effectively with current or future competitors, and competitive pressures that we face could materially harm our business.

Patents and Trademarks

Presently, we have two issued U.S. patents and one issued foreign patent. In addition, we have three U.S., and one foreign application pending relating to the technology and business processes underlying our services and applications. However, some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate”, “Inscrybe,” “Inscrybe Office” and “CareCert” in the U.S., the trademark “Authentidate” in Canada, Germany, Mexico and in the European Community, “Inscrybe” in the European Community and “Inscrybe Office,” and a number of other trademarks as Madrid Protocol international registrations. We have also sought to register a number of additional trademarks in the U.S. and certain foreign markets. There can be no assurance that any patents or registrations will be issued or that any such patents or registrations that do issue will be effective to protect our products and services or trademarks from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

Research and Development

The market for our software, services and products is characterized by rapid technological change involving the application of a number of advanced technologies, including those relating to computer hardware and software, communication technologies, mass storage devices, electronic signatures, content authentication and other related technologies. Our ability to be competitive depends upon our ability to anticipate and effectively react to technological changes, changing market conditions and the requirements of our customers. Product development spending, including capitalized amounts, for the fiscal years ended June 30, 2009, 2008, and 2007 was $2,168,000, $3,627,000 and $4,124,000, respectively.

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

Intellectual Property

Other companies operating in our market may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how. In addition, there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce or defend our rights under any patent. Although we believe that the software, services and products we sell do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. In the event that the software, services and products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our offerings or obtain a license for the use and/or sale of such products. There can be no assurance that, in such an event, we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. In addition, if our current or proposed offerings are deemed to infringe upon the patents or proprietary rights of others, we could, under certain circumstances, become liable for damages or subject to an injunction, which could also have a material adverse effect on our business. It is our policy to investigate allegations of third party intellectual property rights to the extent that they are brought to our attention or to the extent that we become independently aware of such third party intellectual property rights to ensure that our current and proposed software and services do not infringe on any such rights. Although we have not received notice of any other claims that our software or services are infringing, we can not provide any assurances that our software or services do not infringe upon any other patents, including the patents that we have investigated.

Employees

At June 30, 2009, we employed 65 full-time employees throughout our operations, including our senior management. None of our employees are represented by a collective bargaining agreement and we believe that our employee relations are satisfactory. In the normal course of business, we also use part-time employees and contract with third parties to provide support for various projects.

Government Regulation

Government Matters

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

Government Regulation of Medical Devices

Government authorities in the United States at the federal, state and local levels and foreign countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing, and import and export of medical devices. In April 2009, we received market clearance of the telehealth device marketed by our joint venture. Various federal, state, local and foreign statutes and regulations also govern testing, manufacturing, safety, labeling, storage, distribution and record-keeping related to such products and their marketing. The process of obtaining these approvals and clearances, and the subsequent process of maintaining substantial compliance with appropriate federal, state, local, and foreign statutes and regulations, can require the expenditure of substantial time and financial resources. In addition, statutes, rules, regulations and policies may change and new legislation or regulations may be issued that could delay such approvals.

Under the Federal Food Drug and Cosmetic Act, medical devices are classified into one of three classes: Class I, Class II or Class III. The classification of a device into one of these three classes generally depends on the degree of risk associated with the medical device and the extent of control needed to ensure safety and effectiveness. Class I and II devices must be able to demonstrate safety and efficacy by adhering to a set of general controls, including compliance with the applicable portions of the FDA’s Quality System Regulation, which sets forth good manufacturing practice requirements; facility registration, device listing and product reporting of adverse medical events; truthful and non-misleading labeling; and promotion of the device only for its cleared or approved intended uses. Class II devices are also subject to these general controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Review and clearance by the FDA for these devices is typically accomplished through the 510(k) pre-market notification procedure. When 510(k) clearance is sought, a sponsor must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a legally marketed Class II device (for example, a device previously cleared through the 510(k) pre-market notification process). If the FDA agrees that the proposed device is substantially equivalent to the predicate device, then 510(k) clearance to market will be granted. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require pre-market approval, or PMA. The FDA has categorized our telehealth product as a Class II device.

Both before and after a medical device is commercially distributed, manufacturers and marketers of the device have ongoing responsibilities under FDA regulations. The FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. Device manufacturers are subject to periodic and unannounced inspection by the FDA for compliance with the Quality System Regulation, which sets forth the current good manufacturing practice requirements that govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, servicing, labeling, storage, installation and distribution of all finished medical devices intended for human use.

FDA regulations prohibit the advertising and promotion of a medical device for any use outside the scope of a 510(k) clearance or PMA approval or for unsupported safety or effectiveness claims. Although the FDA does not regulate physicians’ practice of medicine, the FDA does regulate manufacturer communications with respect to off-label use. If the FDA finds that a manufacturer has failed to comply with FDA laws and regulations or that a medical device is ineffective or poses an unreasonable health risk, it can institute or seek a wide variety of enforcement actions and remedies, ranging from a public warning letter to more severe actions such as:

•	fines, injunctions and civil penalties;

•	recall or seizure of products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing requests for 510(k) clearance or PMA approval of new products;

•	withdrawing 510(k) clearance or PMA approvals already granted; and

•	criminal prosecution.

The FDA also has the authority to require repair, replacement or refund of the cost of any medical device.

Fraud and Abuse Laws

In the United States, we are subject to various federal and state laws pertaining to healthcare fraud and abuse, which, among other things, prohibit the offer or acceptance of remuneration intended to induce or in exchange for the purchase of products or services reimbursed under a federal healthcare program and the submission of false or fraudulent claims with the government. These laws include the federal Anti-Kickback Statute, the False Claim Act and comparable state laws. These laws regulate the activities of entities involved in the healthcare industry by limiting the kinds of financial arrangements such entities may have with healthcare providers who use or recommend the use of medical products (including for example, sales and marketing programs, advisory boards and research and educational grants). In addition, in order to ensure that healthcare entities comply with healthcare laws, the Office of Inspector General, or OIG, of the U.S. Department of Health and Human Services recommends that healthcare entities institute effective compliance programs. To assist in the development of effective compliance programs, the OIG has issued model Compliance Program Guidance, or CPG, materials for a variety of healthcare entities which, among other things, identify practices that may implicate the federal Anti-Kickback Statute and other relevant laws and describes elements of an effective compliance program. Violations of these laws can lead to civil and criminal penalties, damages, imprisonment, fines, exclusion from participation in Medicare, Medicaid and other federal health care programs, and the curtailment or restructuring of our operations. Any such violations could have a material adverse effect on our business, financial condition, results of operations or cash flows.

HIPAA

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created penalties for healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Individually identifiable health information is subject to an array of federal and state regulation. Federal rules promulgated pursuant to HIPAA regulate the use and disclosure of health information by “covered entities.” Covered entities include individual and institutional health care providers from which we may receive individually identifiable health information. These regulations govern, among other things, the use and disclosure of health information for research purposes, and require the covered entity to obtain the written authorization of the individual before using or disclosing health information for research. Failure of the covered entity to obtain such authorization could subject the covered entity to civil and criminal penalties. We may experience delays and complex negotiations as we deal with each entity’s differing interpretation of the regulations and what is required for compliance. Also, where our customers or contractors are covered entities, including hospitals, universities, physicians or clinics, we may be required by the HIPAA regulations to enter into “business associate” agreements that subject us to certain privacy and security requirements. In addition, many states have laws that apply to the use and disclosure of health information, and these laws could also affect the manner in which we conduct our research and other aspects of our business. Such state laws are not preempted by the federal privacy law where they afford greater privacy protection to the individual. While activities to assure compliance with health information privacy laws are a routine business practice, we are unable to predict the extent to which our resources may be diverted in the event of an investigation or enforcement action with respect to such laws.

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

Corporate Information

Authentidate Holding Corp. was organized in August 1985 as Bitwise Designs, Inc. and reincorporated under the laws of the state of Delaware in May 1992. We changed our name to Authentidate Holding Corp. in March 2001. Our executive offices are presently located at the Connell Corporate Center, 300 Connell Drive, 5th Floor, Berkeley Heights, New Jersey 07922, and our telephone number is (908) 787-1700. Authentidate, Inc. was organized as a majority-owned subsidiary during our 2000 fiscal year and we presently own 100% of the outstanding capital stock of this company. Authentidate International AG was formed through a joint venture in March, 2000 with our subsidiary, Authentidate, Inc. On March 15, 2002, we acquired all of the outstanding capital stock of this company not held by our subsidiary. ExpressMD Solutions LLC was formed in June 2008 as a joint venture with EncounterCare Solutions, Inc. and we presently own 50% of the membership interests of this company.

ITEM 1A. RISK	FACTORS

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended June 30, 2009, have affected, and in some cases could affect, our actual results of operation and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our financial statements and related notes.

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred net losses of approximately $9,367,000, $15,811,000 and $15,063,000 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively, and had an accumulated deficit of approximately $146,443,000 at June 30, 2009. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers or our ability to derive revenues from our joint venture. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we cannot assure you that we will be profitable in any future period.

Our capital requirements are significant and we have historically financed our operations through private placements of securities.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software, services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $7,910,000, $14,903,000 and $14,852,000 in cash for continuing operating activities for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. Our available cash, cash equivalents and marketable securities as of June 30, 2009 totaled approximately $6,564,000. We expect the proceeds received from our February 2004 private financing, in which we raised approximately $69,100,000 in net proceeds, revenues, the standby commitment and asset sales, to satisfy our cash needs for at least the next twelve months. No assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations. If we are unable to attain projected revenue levels for our business, it may be necessary to raise additional capital to fund operations and to meet our obligations in the future. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

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

We do not own or lease any manufacturing facilities. Accordingly, in order to market our telehealth solution, ExpressMD Solutions purchases finished appliances from an unaffiliated supplier. In addition, our joint venture entity has engaged an unaffiliated third party to provide distribution services for this solution. If the agreements with these third parties are terminated or if they do not perform their obligations under such agreements, it could take several months to establish and qualify alternative manufacturing and distribution partners for our products and we may not be able to fulfill our customers’ orders in a timely manner. We believe that at the present time, that in the event our existing third party relationships terminate, that alternative providers are available on commercially reasonable terms. However, there can be no assurance that the future production capacity of our current manufacturer will be sufficient to satisfy our requirements or that alternative providers of manufacturing or distribution services will be available on commercially reasonable terms, or at all. The failure to identify suitable alternative manufacturers or distributors could adversely impact our customer relationships and our financial condition. In addition, due to our use of third-party manufacturers and distributors, we do not have control over the timing of product shipments. Delays in shipment could result in the deferral or cancellation of purchases of our products, which would harm our results of operations in any particular quarter. Net revenue for a period may be lower than predicted if large orders forecasted for that period are delayed or are not realized, which could impact cash flow or result in a decline in our stock price.

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

As described in detail in Item 3. “Legal Proceedings” of Part I of this Annual Report on Form 10-K, several purported class action complaints were filed in federal court alleging our company and certain of our current and former directors and former officers violated the federal securities laws. Subsequently, four purported shareholder derivative actions were filed against certain of our current and former directors and former officers based on allegations substantially similar to those set forth in the purported class actions. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows. As previously reported in March 2009, the United States District Court for the Southern District of New York dismissed with prejudice the second amended complaint that had been filed in a shareholder class action against the company and certain current and former directors and former officers. In April 2009, the plaintiff filed an appeal which is currently pending with the U.S. Court of Appeals for the Second Circuit.

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

We evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. Goodwill is evaluated annually for impairment at the end of each fiscal year, regardless of events and circumstances. In fiscal 2005 we recorded an impairment charge of approximately $4,800,000 for goodwill and other long-term intangible assets. As of June 30, 2009, we had approximately $7,341,000 of goodwill principally from our acquisition of our German subsidiary, Authentidate International, AG. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

We have incurred significant additional costs concerning our international operations and may incur additional costs in the future.

We have incurred substantial costs in supporting the operation of our German subsidiary, Authentidate International, AG. In June 2009, we renewed for one-year our employment agreement with Mr. Jan Wendenburg, the CEO of Authentidate International, pursuant to which he will receive a base salary of approximately 210,000 Euros. Further, for the fiscal years ended June 30, 2009, 2008 and 2007, we advanced or made capital investments of approximately $1,927,000 to this subsidiary. We cannot provide any assurance that we will recoup any of these amounts from this subsidiary. We expect to incur additional costs in the future in connection with the operations of this subsidiary.

Developing and implementing new or updated software and services and other product offerings may take longer and cost more than expected.

We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our software and services. The cost of developing new software, services and other product offerings, such as Inscrybe Healthcare and related modules, is inherently difficult to estimate. Our development and implementation of proposed software, services or other product offerings may take longer than originally expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources. If we are unable to develop new or updated software, services or other product offerings on a timely basis and implement them without significant disruptions to the existing systems and processes of our customers, we may lose potential revenues and harm our relationships with current or potential customers.

New or updated software, services and product offerings will not become profitable unless they achieve sufficient levels of market acceptance, which may require significant efforts and costs.

There can be no assurance that customers and potential customers will accept from us new or updated software, services and other products. The future results of our business will depend, in significant part, on the success of our software, services or other product offerings. Current and potential customers may choose to use similar products and services offered by our competitors or may not purchase new or updated software, services or products, especially when they are initially offered and if they require changes in equipment or workflow. For software, services and products we are developing or may develop in the future, including through our ExpressMD joint venture, there can be no assurance that we will attract sufficient customers or that such offerings will generate sufficient revenues to cover their associated development, marketing and maintenance costs. Furthermore, there can be no assurance that any pricing strategy that we implement for any new software and services or other product offerings will be economically viable or acceptable to the target markets. Failure to achieve broad penetration in target markets with respect to new or updated software, services and product offerings could have a material adverse effect on our business prospects. Further, achieving market acceptance for new or updated software, services and product offerings is likely to require substantial marketing efforts and expenditure of significant funds to create awareness and demand by potential customers.

We do not have patents on all the technology we use, which could harm our competitive position.

Presently, we have two issued U.S. patents and one issued foreign patent. In addition, we have three U.S., and one foreign application pending relating to the technology and business processes underlying our services and applications. However, some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate”, “Inscrybe,” “Inscrybe Office” and “CareCert” in the U.S., the trademark “Authentidate” in Canada, Germany, Mexico and in the European Community, “Inscrybe” in the European Community and “Inscrybe Office,” and a number of other trademarks as Madrid Protocol international registrations. We have also sought to register a number of additional trademarks in the U.S. and certain foreign markets. We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

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

We currently derive a majority of our revenues from a limited number of software and service offerings. In addition, our focus on building our business is concentrated on markets for software and services where content integrity, workflow automation, electronic signatures and time and date stamping are important to customers. As a result, we are particularly vulnerable to fluctuations in demand for these offerings, whether as a result of competition, product obsolescence, technological change, customer spending, or other factors. If our revenues derived from our software and service offerings were to decline significantly, our business and operating results would be adversely affected. Additionally, for the year ended June 30, 2009 we reported that two customers accounted for approximately 21% of our consolidated revenues. As a result, if our relationships with these or other significant customers were disrupted we could lose a significant percentage of our anticipated revenues which could have material adverse effect on our business.

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

We are unable to control or influence many of these factors. Further, we have experienced delays in the pace of adoption and use by our customers of our transaction-based offerings, such as Inscrybe Healthcare, which has adversely affected our earnings. We may experience similar delays with our other products and services and products and services currently under development. During the sales cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals, negotiating contracts and implementing solutions without receiving any related revenue. In addition, many of our expenses are relatively fixed in the short term, including personnel costs and technology and infrastructure costs. Accordingly, our inability to generate sufficient revenues from these offerings has a direct impact on our results of operations.

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

We are subject to product liability risks associated with the production, marketing and sale of products used in the healthcare industry.

The production, marketing and sale of devices used in the health-care industry have inherent risks of liability in the event of product failure or claim of harm caused by product operation. Furthermore, even meritless claims of product liability may be costly to defend against. The commercialization of the telehealth device exposes us to such claims. These types of product liability claims may result in decreased demand for this product, injury to our reputation, related litigation costs; and substantial monetary awards to plaintiffs. Although we currently maintain product liability insurance, we may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost. Our inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could inhibit the commercialization of any products that we develop. If we are sued for any injury caused by our products or processes, then our liability could exceed our product liability insurance coverage and our total assets.

We need to comply with ongoing regulatory requirements applicable to our telehealth product and our ability to generate revenue from this product is subject to our ability to obtain acceptable prices or an adequate level of reimbursement from payors of healthcare costs.

The regulatory clearance for our telehealth product provides for its use for its intended purposes. In addition, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record-keeping for approved products are subject to extensive regulation. If the FDA determines that our promotional materials or activities constitute promotion of an unapproved use or we otherwise fail to comply with other FDA regulations, we may be subject to regulatory enforcement actions, including a warning letter, injunction, seizure, civil fine, suspensions, loss of regulatory clearance, product recalls or product seizures. In the more egregious cases, criminal sanctions, civil penalties, or disgorgement of profits are possible. The subsequent discovery of previously unknown problems may also result in restrictions on the marketing of our products, and could include voluntary or mandatory recall or withdrawal of products from the market. Further, we cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action. If we are not able to maintain regulatory compliance, we will not be permitted to market our products and our business would suffer.

In addition, our ability to commercialize our telehealth product successfully will depend in part on the extent to which appropriate coverage and reimbursement levels for the cost of this product are obtained by us or by our direct customers from governmental authorities, private health insurers and other organizations. The ability of customers to obtain appropriate reimbursement for their products and services from private and governmental payors is critical to the success of medical technology device companies as the availability of reimbursement affects which products customers purchase and the prices they are willing to pay. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially and adversely affect our ability to generate revenues from this product and our profitability. In addition, given ongoing federal and state government initiatives directed at lowering the total cost of health care, the United States Congress and state legislatures will likely continue to focus on health care reform and the reform of the Medicare and Medicaid payment systems. While we cannot predict whether any proposed cost-containment measures will be adopted, the announcement or adoption of these proposals could reduce the price that we receive for our telehealth product in the future. We cannot predict the outcomes of any of legislative or regulatory efforts at reducing costs of providing health care and negative trends in this regard may have a material adverse effect on our business.

Our software and service and other products offerings may not be accepted by the market, which would seriously harm our business.

Demand and market acceptance for our currently available software and service and other product offerings remain subject to a high level of uncertainty. Achieving widespread acceptance of these or future offerings will continue to require substantial marketing efforts and the expenditure of significant funds to create and maintain brand recognition and customer demand for such offerings. Demand for our software and services depend on, among other things:

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

There can be no assurance that adequate marketing arrangements will be made and continued for our software and services and other product offerings and there can be no assurance that any of these offerings will ever achieve or maintain widespread market acceptance or that such offerings will be profitable.

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

Our business, including Inscrybe Healthcare, our telehealth appliance and service and our electronic signing solutions are relatively new business lines and although the level of competition for these offerings is uncertain at this point in time, the field of software-based solutions in which we compete is highly competitive. There can be no assurances, however, that any of our offerings will achieve market acceptance.

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

At June 30, 2009, we had net operating loss (“NOL”) carry forwards for federal income tax purposes of approximately $113,000,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code, following an “ownership change,” special limitations apply to the use by a “loss corporation” of its (i) NOL carry forwards arising before the ownership change and (ii) net unrealized built-in losses (if such losses existed immediately before the ownership change and exceed a statutory threshold amount) recognized during the five years following the ownership change ((i) and (ii) are referred to collectively as the “Applicable Tax Attributes”). After an ownership change, the amount of the loss corporation’s taxable income for each post-change taxable year that may be offset by the Applicable Tax Attributes is limited to the product of the “long-term tax-exempt rate” (published by the IRS for the month of the ownership change) multiplied by the value of the loss corporation’s stock (the “Section 382 Limitation”). To the extent that the loss corporation’s Section 382 Limitation in a given taxable year exceeds its taxable income for the year, that excess increases the Section 382 Limitation in future taxable years.

Risks Related to Our Common Stock

Our stock price is volatile and could decline.

The price of our common stock has been, and is likely to continue to be, volatile. Our stock price during the fiscal year ended June 30, 2009 traded as low as $0.08 per share and as high as $1.32 per share. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

Additional financings could result in dilution to existing stockholders and otherwise adversely impact the rights of our common stockholders.

Additional financings which we may in the future require will dilute (either economically or in percentage terms) the ownership interests of our stockholders. In addition, we may not be able to secure any such additional financing on terms acceptable to us, if at all. We have the authority to issue additional shares of common stock and preferred stock, as well as additional classes or series of warrants or debt obligations which may be convertible into any one or more classes or series of ownership interests. We are authorized to issue 75 million shares of common stock and 5 million shares of preferred stock. Subject to compliance with the requirements of the Nasdaq Stock Market, such securities may be issued without the approval or other consent of our stockholders.

In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the conversion or exercise of such securities, investors may experience additional dilution. Moreover, in addition to the above referenced shares of common stock, we may issue undesignated shares of preferred stock, the terms of which may be fixed by our board of directors. We have issued preferred stock in the past, and our board of directors has the authority, without stockholder approval, to create and issue one or more additional series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. The issuance of any of such series of preferred stock or debt securities may have an adverse effect on the holders of common stock.

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

As of June 30, 2009, the following options and warrants were outstanding:

•

Stock options to purchase approximately 4,118,000 shares of common stock at exercise prices ranging from $0.26 to $7.28 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $3.49 per share. These stock options are employee and non-executive director options.

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

Provisions in our charter documents and Delaware law could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•	authorizing the issuance of “blank check” preferred that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

•

advance notice provisions in connection with stockholder proposals that may prevent or hinder any attempt by our stockholders to bring business to be considered by our stockholders at a meeting or replace our board of directors.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. PROPERTIES

Our executive offices and certain operations are located at the Connell Corporate Center, 300 Connell Drive, 5th Floor, Berkeley Heights, NJ 07922. We also have 26,000 square feet of office and production space in a company owned facility located at 2165 Technology Drive, Schenectady, New York 12308 which is being leased to Astria Solutions Group, LLC.

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

Between June and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York ( the “S.D.N.Y.”) against our company and certain of our current and former directors and former officers. Plaintiffs in those actions alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The securities law claims were based on the allegations that we failed to disclose that our August 2002 agreement with the USPS contained certain performance metrics, and that the USPS could cancel the agreement if we did not meet these metrics; that we did not disclose complete and accurate information as to our performance under, and efforts to renegotiate, the USPS agreement; and that when we did disclose that the USPS might cancel the agreement, the market price of our stock declined. On October 5, 2005 the Court consolidated the class actions under the caption In re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS), and appointed the Illinois State Board of Investment as lead plaintiff under the Private Securities Litigation Reform Act. The plaintiff filed an amended consolidated complaint on January 3, 2006, which asserted the same claims as the prior complaints and also alleged that Authentidate violated the federal securities laws by misrepresenting that it possessed certain patentable technology. On July 14, 2006, the Court dismissed the amended complaint in its entirety; certain claims were dismissed with prejudice and plaintiff was given leave to replead those claims which were not dismissed with prejudice. In August 2006, plaintiff filed a second amended complaint, which did not assert any claims relating to the company’s patents or under the Securities Act of 1933, but which otherwise was substantially similar to the prior complaint. The second amended complaint sought unspecified monetary damages. The company moved to dismiss the second amended complaint on November 13, 2006. On March 26, 2009, the S.D.N.Y. dismissed, with prejudice, the second amended complaint. The lead plaintiff filed an appeal which is currently pending with the U.S. Court of Appeals for the Second Circuit.

In addition to the class action complaints, four purported shareholder derivative actions were filed against certain current and former directors and former officers of the company in June and July 2005 in the S.D.N.Y.. These federal court derivative actions were based on substantially the same events and allegations as the original class action complaints and asserted claims that Authentidate was injured by an alleged breach of fiduciary duty, waste, mismanagement, violations of Sarbanes-Oxley, and misappropriation of inside information. The derivative complaints sought, among other things, damages, equitable relief, restitution, and payment of costs and expenses incurred in the litigation (including legal fees). Plaintiffs in the derivative actions entered into a Court-approved stipulation providing for the consolidation of their actions and the selection of Maxine Philips as the lead plaintiff. Plaintiffs filed a consolidated complaint on November 14, 2005, which defendants moved to dismiss on January 13, 2006 on the ground that plaintiffs had not made a proper demand on the Board of Directors. On March 20, 2006, before the motion to dismiss was decided, plaintiffs in the federal court derivative action voluntarily dismissed their complaint without prejudice. On April 6, 2006, the court held a hearing to confirm, among other things, that plaintiffs had not received any payment or other consideration for the dismissal of their claims. At the hearing plaintiffs agreed to file a motion seeking court approval for the dismissal. Plaintiffs filed this motion on April 18, 2006 and the court entered an order dismissing the consolidated complaint on May 5, 2006. Subsequently, on May 25, 2006, the plaintiffs sent a letter to the Board of Directors demanding that it file a derivative suit on behalf of the company which asserts the same claims as the complaint which plaintiffs voluntarily dismissed only weeks earlier.

On December 13, 2005, a purported shareholder derivative action was filed in the Supreme Court of New York, Schenectady County, entitled Elkin v. Goldman et al., No. 2005-2240. Plaintiff in that action demanded that our Board of Directors file a derivative action on behalf of the company against nine of its current and former directors and former officers. The complaint asserts the same claims that are alleged in the derivative actions in the S.D.N.Y. The Board of Directors, following a recommendation from a committee of the Board composed of outside, non-employee directors who were advised by independent outside counsel, concluded that commencing litigation, as demanded by Elkin, is not in our best interest.

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

We held our Annual Meeting of shareholders on May 20, 2009. As of the record date of April 9, 2009, there were 34,190,565 shares outstanding and eligible to vote at the Annual Meeting. At the Annual Meeting, shareholders were requested to vote on the following proposals, both of which were approved. Our shareholders voted as follows:

Proposal 1: To elect the following nominees as directors to hold office until the next annual meeting of stockholders or until his successor has been duly elected and qualified:

Name of Nominee	Votes Cast In Favor	Votes Withheld
John J. Waters	24,734,330	3,331,984
J. Edward Sheridan	25,931,905	2,134,409
Charles J. Johnston	25,685,200	2,381,114
J. David Luce	26,373,677	1,692,637
Ranjit C. Singh	25,013,873	3,052,441

Proposal 2: To approve an amendment to of the 2001 Non Executive Director Stock Option Plan (the “Director Plan”) to provide that non-executive directors have the option to elect to receive up to 100% of their cash director compensation in restricted shares of our common stock:

For	Against	Abstain	Broker Non-Votes
7,746,381	763,436	45,723	19,510,774

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on The NASDAQ Capital Market under the symbol “ADAT.” The following is the range of high and low closing prices for our common stock on The NASDAQ Capital Market for the periods indicated below:

	High	Low
Fiscal Year 2009
1st Quarter	$0.79	$0.33
2nd Quarter	$0.50	$0.21
3rd Quarter	$0.44	$0.23
4th Quarter	$1.24	$0.36

Fiscal Year 2008
1st Quarter	$1.59	$1.16
2nd Quarter	$1.18	$0.59
3rd Quarter	$0.77	$0.42
4th Quarter	$0.55	$0.39

As of September 17, 2009 there were approximately 500 holders of record of our common stock. We believe that there are approximately 6,000 holders of our common stock.

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

Sales of Unregistered Securities

For the quarter ended June 30, 2009, we issued an aggregate of 6,458 restricted shares of our common stock in August 2009 to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2001 Non-Executive Director Stock Option Plan, as amended. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Repurchase of Equity Securities

Stock repurchases during the year ended June 30, 2009 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans of Programs
January 1, 2009 to January 31, 2009	—	$—	—	—
February 1, 2009 to February 28, 2009	—	$—	—	—
March 1, 2009 to March 31, 2009 (1)	1,537,000	$0.27	N/A	N/A
April 1, 2009 to June 30, 2009	—	—	—	—

(1)	On March 31, 2009, the company and certain of its officers and directors purchased an aggregate of 1,537,000 shares of its common stock from a third party in a privately-negotiated transaction. Of this amount, 547,000 shares were purchased by the company at a price per share of $0.27 and the remaining 990,000 shares were purchased by certain officers and directors at a price per share of $0.275.

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

Comparison of Cumulative Total Return—June 30, 2005 to June 30, 2009

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

Listed below is the value of a $10,000 investment at each of the fiscal year ends presented:

Cumulative Total Shareholder Return at June 30,

	2004	2005	2006	2007	2008	2009
ADAT	$10,000	$2,431	$2,422	$1,408	$375	$1,097
Nasdaq Composite Index	$10,000	$10,045	$10,607	$12,712	$11,197	$8,961
Nasdaq Computer Index	$10,000	$9,932	$9,876	$12,402	$11,561	$9,570

(1)	Assumes $10,000 was invested at June 30, 2004 in Authentidate and each Index presented.

(2)	The comparison indices were chosen in good faith by management. Most of our peers are divisions of large multi-national companies, therefore a comparison is not meaningful. Through the first three quarters of fiscal 2007 we were involved in three distinct businesses: document imaging software, security software and computer systems integration, for which there is no peer comparison. Subsequently, we divested our document imaging and systems integration segments. As the Nasdaq Computer Index is compromised primarily of software, internet and similar companies, management believes that the relevance of the selected indices is not compromised by virtue of this divestiture.

ITEM 6. SELECTED	FINANCIAL DATA

The selected financial data presented below as of and for the years, as indicated, are derived from the audited financial statements of the company. This data is qualified in its entirety by reference to, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the company’s financial statements and related notes thereto for the years ended June 30, 2009, 2008 and 2007. The following results may not be indicative of our future results.

	Year Ended June 30,
(in thousands, except per share amounts)	2009	2008	2007	2006	2005
Statement of Operations Data:
Continuing operations
Revenues	$6,876	$6,067	$4,998	$4,493	$3,772
Operating expenses	16,794	23,282	23,070	24,037	24,989
Loss	(9,367)	(15,811)	(16,118)	(17,435)	(19,566)
Net loss	(9,367)	(15,811)	(15,063)	(17,823)	(19,184)
Basic and diluted net loss per common share	(0.27)	(0.46)	(0.44)	(0.52)	(0.57)

Other Financial Data:
Continuing operations:
Net cash used by operating activities	$(7,910)	$(14,903)	$(14,852)	$(13,743)	$(10,821)
Net cash used in investing activities (1)	(560)	(1,398)	(2,303)	(3,188)	(2,337)
Net cash provided by (used in) financing activities	(200)	(53)	(53)	(60)	2,072
Net decrease in cash, cash equivalents and marketable securities	(8,754)	(16,813)	(14,274)	(16,599)	(11,486)
Net cash provided by (used in) discontinued operations	—	—	2,901	425	(410)

	June 30,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Current assets	$8,977	$13,338	$34,094	$50,008	$66,660
Current liabilities	2,590	3,220	5,379	7,970	6,654
Working capital	6,387	10,118	28,715	42,038	60,006
Marketable securities (2)	—	3,950	—	—	—
Total assets	22,270	31,551	48,704	64,534	79,709
Total long term liabilities	140	140	140	229	693
Shareholders’ equity	19,540	28,191	43,185	56,335	72,362

(1)	Excludes purchases and sales of marketable securities.
(2)	Certain marketable securities were reclassed to long-term assets in FY 2008. See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During fiscal 2009 we have continued to take steps to refine our strategic focus, complete our core service offerings, significantly expand our addressable markets, reduce operating costs and position the company for long-term growth. In the United States we have continued to invest in our Inscrybe™ platform with particular emphasis on refining and marketing Inscrybe™ Healthcare, an automated and trusted Health Information Exchange and workflow management service targeting the needs of enterprises in the healthcare market. We believe our business will benefit from trends in the US healthcare industry to significantly reduce costs, shorten the length of hospital stays, shift patient care towards wellness and preventative care programs and automate healthcare records and processes. As discussed below we have taken steps to focus our business in these areas, however, our progress will be impacted by the timing of customer contracts and implementations and the market acceptance of our services. Over this same period our business unit in Germany continued to grow acceptance for its electronic invoicing product, and focused on further penetrating the German healthcare market with its security technology offerings.

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

During fiscal 2009 we have advanced the development of our ExpressMD telehealth service offering and continued to refine the capabilities of our patient vital signs monitoring appliance. We have also identified sources for the materials needed to manufacture the monitoring appliances, completed testing for the appliances and arranged for the production of the appliances with a contract manufacturer. In April 2009 we announced that we had received 510(k) market clearance from the FDA for the monitoring appliance and have been implementing our manufacturing and sales plans.

In August 2008, Authentidate entered into a definitive merger agreement to acquire all of the membership interests of Parascript LLC and certain of its subsidiaries. The agreement provided that either party may terminate the agreement if the proposed transaction was not consummated by December 31, 2008. On January 21, 2009 the company received a notice of termination from Parascript.

Our current revenues consist principally of transaction fees for web-based services, software license fees, hosting fees and maintenance charges. From our telehealth business we expect to generate revenues from hardware sales, monthly monitoring services and maintenance fees. Growth in our business is affected by a number of factors, including general economic and business conditions, and is characterized by long sales cycles. The timing of customer contracts, implementations and ramp-up to full utilization can have a significant impact on results and we believe our results over a longer period of time provide better visibility into our performance.

We intend to continue our efforts to market our software applications, web-based services and related products in our target markets. We also intend to focus on identifying additional applications and markets where our technology can address customer needs.

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

The company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The company based its estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on the company’s historical stock volatility and historical stock volatility of comparable companies in the industry. The assumptions used in the company’s Black-Scholes calculations for fiscal 2009, 2008 and 2007 are as follows:

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

Results of Operations

Fiscal Year 2009 Compared to Fiscal Year 2008

Revenues increased to $6,876,000 for the year ended June 30, 2009, compared to $6,067,000 for the prior year. These results reflect increases of approximately 21% in U.S. revenues and 8% in German revenues from increases in transaction volumes and new customers.

Cost of revenues increased to $2,974,000 for the year ended June 30, 2009, compared to $2,244,000 for the same period in the prior year. This increase is due primarily to higher license, maintenance and data center expenses as well as additional software and hardware expenses for certain projects.

Selling general and administrative (SG&A) expenses decreased to $10,637,000 for year ended June 30, 2009, compared to $16,577,000 for the prior year. This decrease is due primarily to our cost management activities and lower share based compensation expense for the year which were offset in part by joint venture investments of approximately $392,000 and the write-off of deferred deal expenses of approximately $907,000 related to the termination of the Parascript deal. In the prior year incremental legal expenses and settlements were approximately $2,200,000 and professional services and accrued severance were approximately $476,000 and $1,132,000, respectively.

Product development expenses were $1,653,000 for the year ended June 30, 2009, compared to $2,823,000 for the prior year. Product development spending fluctuates period to period based on the amounts capitalized. Total spending for the year was $2,168,000 compared to $3,627,000 for the prior year reflecting cost management activities during the period offset in part by the use of contract employees for certain projects.

Depreciation and amortization expense was $1,530,000 for the year ended June 30, 2009, compared to $1,638,000 for the prior year period. This decrease is due primarily to the decrease in spending on capitalized software and fixed assets.

Interest and other income decreased to $551,000 for the year ended June 30, 2009, compared to $1,404,000 for the prior year. This decrease is due primarily to lower interest rates and lower cash and investment balances during the current period, as we continue to invest in our business.

Net loss for the year ended June 30, 2009 was $9,367,000, or $0.27 per share, compared to $15,811,000, or $0.46 per share for the prior year. The decrease in net loss for the year reflects the revenue growth, cost management activities and other matters discussed above.

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

Selling general and administrative (SG&A) expenses decreased to $16,577,000 for year ended June 30, 2008, compared to $16,843,000 for the prior year. This decrease reflects cost management activities and lower share based compensation expense for the year which were offset in part by incremental legal expenses and settlements, professional service expenses for various board projects and initiatives and accrued severance related to the downsizing of our workforce. Legal expenses and settlements were approximately $2,200,000 and professional services and accrued severance were approximately $476,000 and $1,132,000, respectively. The prior year period includes incremental legal expenses of approximately $2,400,000.

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

Interest and other income decreased to $1,404,000 for the year ended June 30, 2008, compared to $1,954,000 for the prior year. This decrease is due primarily to higher interest rates during the current period, net of the effect of lower cash and investment balances as we continue to invest in our business.

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

Expenditures for equipment and other assets totaled approximately $29,000, software license expenditures totaled approximately $16,000 and capitalized software development expenditures totaled approximately $515,000 for the year ended June 30, 2009. We have developed and intend to continue to develop new applications to grow our business and address new markets.

As described in greater detail in Item 13 of this Annual Report on Form 10-K, on September 23, 2009, the company entered into a Standby Commitment (the “Commitment”) with an accredited investor pursuant to which the lender agreed to purchase senior secured convertible debentures (the “Convertible Debentures”) in an aggregate principal amount of up to $3,000,000 (the “Total Commitment Amount”). During the 12-month commitment term, upon prior notice by the company, the lender will purchase Convertible Debentures in the aggregate principal amount specified in such notice. In the event Convertible Debentures are sold, the company would also issue the lender 13,333 common stock purchase warrants for each $100,000 of Convertible Debentures sold (the “Warrants”). In addition, the company issued an additional 400,000 Warrants to the lender in consideration of the commitment to provide the financing. The company intends to use any proceeds resulting from the sale of the Convertible Debentures for working capital and general corporate purposes. The Convertible Debentures will mature on the 18 month anniversary of issuance and bear interest at the rate of 10% per annum, payable quarterly in cash or shares of common stock priced at market at the company’s option, and are convertible into shares of the company’s common stock at a conversion price of $1.20 per share. The Convertible Debentures will be senior obligations of the company secured by substantially all of the company’s assets. The Warrants will be exercisable for five years at an exercise price equal to the conversion rate of the Convertible Debentures. The Convertible Debentures and Warrants will be restricted securities issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On August 10, 2009, we filed with the SEC a registration statement on Form S-3 under the Securities Act. As of the date of this report, the SEC has not declared this registration statement effective. The shelf registration, once declared effective by the SEC, will allow us to sell, from time to time in one or more public offerings, shares of our common stock, shares of our preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of such securities, for proceeds in the aggregate amount of up to $40 million. The terms of any such future offerings, if any, and the type of equity or debt securities would be established at the time of the offering. No securities may be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective. This disclosure shall not constitute an offer to sell or a solicitation of an offer to buy the securities, nor shall there be any sale of these securities in any jurisdiction in which an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Any offer of the securities will be solely by means of the prospectus included in the registration statement and one or more prospectus supplements that will be issued at the time of the offering.

We believe that it is prudent for the company to re-establish access to the capital markets to provide the company with the flexibility to benefit from future financing possibilities. The company currently has no firm agreements with any third-parties for the sale of its securities pursuant to this registration statement. There can be no assurance that additional financing, if at all available, can be obtained on acceptable terms.

Cash Flows

At June 30, 2009, cash, cash equivalents and marketable securities amounted to approximately $6,564,000 and total assets at that date were $22,270,000. After adjusting for the change in gross unrealized holding loss these amounts have decreased since June 30, 2008 by $8,754,000 and $9,781,000, respectively, as we utilized cash principally to fund operating losses, product development activities, joint venture investments, changes in working capital and capital expenditures for corporate infrastructure during the year ended June 30, 2009. Cash used for the period also includes expenditures of approximately $815,000 for deferred deal costs and related items, $20,000 for the final payment of accrued severance obligations and $148,000 to purchase 547,000 shares of the company’s common stock which were retired as of March 31, 2009. We expect to continue to use cash to fund operating losses, product development activities and capital expenditures for the foreseeable future.

Net cash used by operating activities for the year ended June 30, 2009 was $7,910,000 compared to $14,903,000 for 2008. This change reflects our working capital and expense management activities during 2009 and lower expenditures for incremental items discussed above.

Net cash used by investing activities, excluding purchases and sales of marketable securities, was $560,000 for the year ended June 30, 2009, compared to $1,398,000 for 2008. This decrease is due primarily to decreases in equipment expenditures and product development spending capitalized in fiscal 2009 and lower spending for software licenses.

Net cash used in financing activities was $200,000 for the year ended June 30, 2009 compared to $53,000 for 2008. The increase in 2009 is due to the purchase of company stock discussed above.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits, product development activities and capital expenditures. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings. Based on the improvements in operating results as discussed above and the reductions in cash used during fiscal 2009, we believe we have enough cash, cash equivalents, marketable securities and available borrowings under our $3 million standby commitment to support our operations for at least the next twelve months.

Our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	our relationships with suppliers and customers;

•	the market acceptance of our software and services;

•	the levels of promotion and advertising that will be required to launch our new offerings and achieve and maintain a competitive position in the marketplace;

•	price discounts on our software and services and other products to our customers;

•	our pursuit of strategic transactions;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the level of accounts receivable and inventories, if any, that we maintain;

•	capital improvements to new and existing facilities;

•	technological advances; and

•	our competitors’ response to our offerings.

Financing Activities

We have not engaged in any external financing activities in fiscal 2009 and 2008.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of June 30, 2009, no shares of the Series B preferred stock have been redeemed.

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

International Operations

We have business operations based in Germany through our subsidiary, Authentidate International, AG. Our international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates, import and export controls and other economic, political and regulatory policies of local governments. Under applicable German law, we may also incur additional liabilities arising out of the operations of our German subsidiary in addition to the commitments indicated above. However, the timing and likelihood of any possible future liabilities arising out of our German operations are not presently known.

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of June 30, 2009 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$4,895	$913	$1,680	$1,413	$889

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2009, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

In December 2007, the FASB issued Financial Accounting Standard (FAS) No.141 (Revised 2007), “Business Combination”. Under FAS No.141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS No.141R also changed the accounting treatment for certain specific items, including: acquisition costs will generally be expensed as incurred; non controlling interests will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. In April 2009, the FASB issued FASB Staff Position FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” which amends and clarifies FAS No. 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated or if fair value cannot be reasonably estimated, in accordance with FAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”; remove the subsequent accounting guidance for assets and liabilities arising from contingencies from FAS No.141R, and carry forward without significant revision the guidance in FAS No. 141, “Business Combinations”; eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date; and require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with FAS No.141R. FAS No.141R and FAS 141R-1 apply prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008; and early adoption is prohibited. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

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

In June 2009, the FASB issued Financial Accounting Standard (FAS) No. 167 “Amendments to FASB Interpretation No. 46(R)”. FAS No. 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. FAS No. 167 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 and early adoption is not permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In June 2009, the FASB issued Accounting Standards Update (ASU) 2009-01, “Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards (FAS). No. 168—The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles”. ASU 2009-01 amends the Codification for the issuance of FAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162”, in June 2009. FAS No. 168 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritiative. FAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS No. 168 and ASU 2009-01 is not expected to have a material impact on the company’s results of operations or financial position.

In June 2009, the FASB issued Accounting Standards Update (ASU) 2009-02, “Omnibus Update-Amendments to Various Topics for Technical Corrections” which makes a number of technical corrections to various topics in the Codification. ASU 2009-02 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASU 2009-02 is not expected to have a material impact on the company’s results of operations or financial position.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-03, “SEC Update-Amendments to Various Topics Containing SEC Staff Accounting Bulletins.” This update represents technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to the Codification text. ASU 2009-03 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASU 2009-03 is not expected to have a material impact on the company’s results of operations or financial position.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-04, “Accounting for Redeemable Equity Instruments—Amendments to Section 480-10-S99.” This update amends Topic 480, “Distinguishing Liabilities from Equity,” reflecting the SEC staff’s views regarding the application of Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks,” formerly addressed in EITF Abstracts, Topic D-98, “Classification and Measurement of Redeemable Securities.” ASU 2009-04 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASU 2009-04 is not expected to have a material impact on the company’s results of operations or financial position.

In September 2009, the FASB issued Accounting Standards Update (ASU) 2009-06, “Income Taxes (Topic 740)-Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities.” This update provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities. ASU 2009-06 is effective for interim and annual periods ending after September 15, 2009. The adoption of ASU 2009-06 is not expected to have a material impact on the company’s results of operations or financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have approximately $6,103,000 invested in high quality, short-term investments as of June 30, 2009. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At June 30, 2009, our unrestricted cash and marketable securities, totaled approximately $6,564,000, of which approximately $6,103,000 was invested in money market investments. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses. For more information on our investments see Note 1 of Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are annexed hereto at Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our accountants on any accounting or financial disclosures.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Management, including our President and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of June 30, 2009.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal year ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

Our executive officers and directors are as follows:

Name	Age	Office
O’Connell Benjamin	60	President

J. Edward Sheridan	74	Chairman of the Board of Directors

Charles C. Johnston	74	Director

J. David Luce	48	Director

Ranjit C. Singh	57	Director

John J. Waters	64	Director

William A. Marshall	57	Chief Financial Officer, Treasurer and Principal Accounting Officer

All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are elected annually by, and serve at the discretion of, the Board of Directors. There are no familial relationships between or among any of our officers or directors.

On February 24, 2009, we were notified by Mr. F. Ross Johnson, our former Non-Executive Chairman of the Board of his decision to resign from our Board, effective immediately. Mr. Johnson had also served as Chairman of the Nominating and Corporate Governance and Executive Committees of our Board of Directors. Following Mr. Johnson’s resignation, on March 2, 2009, the Board of Directors appointed Mr. J. Edward Sheridan to serve as our Non-Executive Chairman and as Chairman of our Nominating and Corporate Governance Committee. The current composition of our Board Committees is described below in the section entitled “Committees of the Board of the Directors.”

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

J. David Luce joined our Board of Directors in February 2003. From 1990 to August 2009, Mr. Luce was a Senior Vice President of Fixed Income Sales with Lehman Brothers (now Barclays PLC). Prior to joining Lehman Brothers, Mr. Luce served as a Vice President, Fixed Income Sales, at Kidder Peabody. Mr. Luce also currently acts as a private investment banker raising venture and mezzanine capital. Mr. Luce graduated from Duke University in 1983 with a B.A. in Economics.

Ranjit C. Singh joined our Board of Directors in January 2005. Presently, Mr. Singh is the President and Chief Executive Officer of CSR Group, a consulting firm. Previously, Mr. Singh was the President and Chief Executive Officer of Aptara, Inc. (formerly known as TechBooks), from February 2003 until July 2008. From February 2002 to February 2003, he served as President and Chief Executive Officer of Reliacast Inc. Prior to that, he was President and Chief Operating Officer of ContentGuard, a spinoff of Xerox Corporation that is jointly owned with Microsoft. Before joining ContentGuard earlier in 2000, Mr. Singh worked for Xerox as a corporate Senior Vice President in various assignments related to software businesses. Mr. Singh joined Xerox in 1997, having come from Citibank where he was Vice President of Global Distributed Computing. Prior to that, he was a principal at two start-up companies and also held executive positions at Data General and Digital Equipment Corporation. From December 2001until June 2007, Mr. Singh was the Chairman of the Board of Directors of Ultralife Batteries, Inc. Mr. Singh who first become a director of Ultralife Batteries in August 2000, continues to currently serve as a director. Mr. Singh graduated in 1974 from the University of Bath, U.K. and received a M.S. in 1975 from the University of Bath. Mr. Singh earned a M.B.A. from Worcester Polytechnic Institute in 1986.

John J. Waters joined our Board of Directors in July 2004 and served as our Executive Vice President—Chief Administrative Officer from July 2004 through January 1, 2006. From October 2006 through April 2008 Mr. Waters served as the Chief Financial Officer, Treasurer and a director of Avantair. From December 2005 to September 2006, Mr. Waters served as a consultant to Avantair. From 1967 to August 2001, Mr. Waters held various executive positions at Arthur Andersen LLP, including Partner in Charge—Entertainment Industry Program; Partner in Charge—Manufacturing Industry Program; and Partner in Charge (Audit)—Transaction Advisory Industry Program. Upon his retirement from Arthur Andersen LLP in August 2001 he formed John Waters Consulting LLC, an entity that provided merger and acquisition services to several private equity organizations primarily located in New York City. Mr. Waters received a bachelor’s degree in Business Administration from Iona College and is a Certified Public Accountant.

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

Senior Management

Our senior management team is as follows:

Name	Age	Office
Paul Skinner	48	Vice President—Sales and Client Services
Jan C. E. Wendenburg	49	President, Authentidate International AG

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

Jan C. E. Wendenburg has been the President and Chief Executive Officer of Authentidate International AG since March 2000. In 1998 he joined the Windhorst-Group, a German information technology concern, as Managing Director and in 1999 was appointed as the Chief Operating Officer to the Executive Board of Directors at Windhorst New Technologies AG, an international incubator for technology and media companies. He previously was employed by IBM in various Sales and Marketing Management positions from 1985 through 1998. Mr. Wendenburg received a degree in Trade Management from the German Department of Commerce and completed coursework towards an M.B.A. at the Open School of Business in Brussels, Belgium.

Meetings of the Board of Directors; Independence

During the fiscal year ended June 30, 2009, our Board of Directors met on eleven occasions. No member of the Board of Directors attended less than 75% of the aggregate number of (i) the total number of meetings of the Board of Directors or (ii) the total number of meetings held by all committees of the Board of Directors. Our independent directors meet in executive sessions periodically during the course of the year.

Our Board of Directors currently consists of five individuals, three of whom are currently independent directors as defined in the Marketplace Rules of The NASDAQ Stock Market. Our independent directors are J. Edward Sheridan, Charles J. Johnston, and Ranjit C. Singh. Our Board determined on August 6, 2009, in connection with its approval of an award of 500,000 options to Mr. Luce that Mr. Luce would no longer satisfy the independence criteria of The NASDAQ Stock Market following such grant as such grant was in consideration for services rendered in connection with our Express MD Solutions joint venture.

Committees of the Board of Directors

The Board of Directors presently has four committees:

•	Audit Committee;

•	Management Resources and Compensation Committee;

•	Nominating and Corporate Governance Committee;

•	Executive Committee.

Audit Committee. The members of the Audit Committee are presently Charles C. Johnston, J. Edward Sheridan and John J. Waters. Each of these persons served as the members of this Committee for our 2009 fiscal year. Mr. Johnston currently serves as Chairman of this committee. Mr. Sheridan had served as Chairman of this Committee until May 20, 2009. Each of these individuals, other than Mr. Waters, is an independent member of our Board of Directors. Mr. Waters was appointed to our Audit Committee pursuant to the exception provided by Nasdaq Marketplace Rule 4350 (d)(2)(B) due to the exceptional and limited circumstances caused by Mr. Goldman’s resignation on November 8, 2007 and in the best interests of the company and its shareholders. Mr. Waters is not currently an officer or employee of the company, but served as our Executive Vice President-Chief Administrative Officer from July 2004 through January 1, 2006. In addition, the Board of Directors has determined that the members of the Audit Committee meet the additional independence criteria required for audit committee membership set forth in Rule 10 A-3 promulgated by the SEC under the Securities Exchange Act of 1934, as amended.

The Audit Committee acts to: (i) acquire a complete understanding of our audit functions; (ii) review with management the finances, financial condition and our interim financial statements; (iii) review with our independent auditors the year-end financial statements; and (iv) review implementation with the independent auditors and management any action recommended by the independent auditors. Our Board of Directors adopted a Restated and Amended Charter governing the activities of the Audit Committee, which was filed as an exhibit to our Definitive Proxy Statement dated December 15, 2006. During the fiscal year ended June 30, 2009, the Audit Committee met on four occasions.

Audit Committee Financial Expert. Our Board of Directors has determined that Audit Committee member J. Edward Sheridan is our audit committee financial expert, as defined under applicable SEC regulations, and is an independent member of our board.

Management Resources and Compensation Committee. The members of the Management Resources and Compensation Committee are J. Edward Sheridan and Ranjit C. Singh, both of whom are independent members of our Board of Directors. Mr. Luce served as the Chairman and a member of this Committee until August 6, 2009 following the Board’s determination that he no longer satisfied the applicable independence criteria. Following Mr. Luce’s departure from this Committee, Mr. Sheridan was named as the Chairman of the Management Resources and Compensation Committee. Messrs. Sheridan, Singh and Luce had served as the members of this Committee during our 2009 fiscal year with Mr. Luce serving as the Chairman of this Committee. The functions of this Committee include administration of our 2000 Employee Stock Option Plan and the negotiation and review of all employment agreements of our executive officers. During the fiscal year ended June 30, 2009, the Management Resources and Compensation Committee held two meetings and acted on written consent on one occasion.

Nominating and Corporate Governance Committee. The members of this committee are Ranjit Singh, Charles C. Johnston, J. Edward Sheridan. Mr. Singh currently serves as the chairman of this committee. Mr. Luce served as a member of this Committee until August 6, 2009 following the Board’s determination that he no longer satisfied the applicable independence criteria. For our 2009 fiscal year, the members of this Committee consisted of Messrs. Johnson, Sheridan, Johnston and Luce. Mr. Johnson served as Chairman of this Committee until his resignation in February 2009, at which time Mr. Sheridan was appointed Chairman of this Committee and Mr. Singh was appointed to serve as a member of this Committee. Our Board of Directors has adopted a charter governing the activities of the Nominating and Corporate Governance Committee, which may be viewed online on our Web site at www.authentidate.com. Pursuant to its charter, the Nominating and Corporate Governance Committee’s tasks include reviewing and recommending to the Board issues relating to the Board’s composition and structure; establishing criteria for membership and evaluating corporate policies relating to the recruitment of Board members; implementing and monitoring policies regarding principles of corporate governance in order to ensure the Board’s compliance with its fiduciary duties to the company and its shareholders; and making recommendations regarding proposals submitted by shareholders. During the fiscal year ended June 30, 2009, the Nominating and Corporate Governance Committee held one meeting.

Executive Committee. We established our Executive Committee on December 7, 2005. The members of this committee are J. Edward Sheridan, Ranjit Singh and John Waters. Mr. Sheridan currently serves as Chairman of this committee. The primary purpose of the Executive Committee is to exercise the authority of the board when the board is not in session, subject to certain limitations. For example, the Executive Committee has no power or authority to: (i) make, alter or repeal any by-law or any resolution or resolutions of the directors designating an Executive Committee; (ii) elect, appoint or remove any executive officer or director; (iii) approve any transaction in which any member of the Executive Committee may have a direct or indirect interest; (iv) approve the borrowing of any money greater than $500,000 per transaction in the aggregate; (v) approve any agreement to acquire the entirety or majority of any business or major assets of any other person or entity; (vi) change our principal business; (vi) designate or authorize the issuance of any shares of preferred stock; (vii) undertake a private placement or financing transaction involving debt or equity securities in excess of $500,000; or (viii) vary, by more than 10%, any budget previously approved by the board. During the fiscal year ended June 30, 2009, the Executive Committee did not meet.

Our Board had established a Special Committee on May 9, 2007. This committee was terminated following the termination of our proposed merger with Parascript LLC. During the year ended June 30, 2008 and until its termination, the members of this committee were John J. Waters, Ranjit Singh, J. David Luce and J. Edward Sheridan. Mr. Waters served as Chairman of this committee. The primary purpose of the Special Committee was to evaluate potential significant transactions affecting our company and to make recommendations to the full board regarding any such transaction. During the fiscal year ended June 30, 2009, the Special Committee met on two occasions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own, directly or indirectly, more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities we issue. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such reports received by us, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the 2009 fiscal year.

Code of Ethics

On July 31, 2003, our Board of Directors approved the Code of Ethics and Business Conduct for our company. Our Code of Ethics and Business Conduct covers all our employees and Directors, including our President and Chief Financial Officer. During the fiscal year ended June 30, 2009, we did not waive any provisions of the Code of Ethics and Business Conduct. Our Code of Ethics and Business Conduct was filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003. We have also posted our Code of Ethics and Business Conduct on our Web site at http://www.authentidate.com, and may be found as follows:

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

Our compensation program is designed to foster a long-term commitment by management. The Management Resources and Compensation Committee believes that there is great value to our company in having a team of long-tenured, seasoned executives and managers. Our compensation practices are designed to foster a long-term commitment to Authentidate by our management team. Thus, the vesting schedules attributable to equity grants are typically three years.

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

The Management Resources and Compensation Committee did not retain outside consultants during the 2009 fiscal year to assist it in implementing these policies or making specific decisions relating to executive compensation. However, the Management Resources and Compensation Committee does, from time to time, review general information regarding the compensation practices of other companies, including some that may compete with Authentidate for the services of its executives and employees and that information is a factor used by the Management Resources and Compensation Committee in its decisions and in its general oversight of compensation practices. However, the Management Resources and Compensation Committee does not use that information to generate specific compensation amounts or targets. Instead, in each compensation decision, the Management Resources and Compensation Committee exercises its business judgment regarding the appropriateness of types and amounts of compensation in light of the value to the company of specific individuals.

With respect to 2009 compensation, the Management Resources and Compensation Committee took into account recommendations made by the Chairman of the Board and President of Authentidate with respect to determinations of the types and amounts of compensation to be paid to the other executive officers and also discussed with the Chairman of the Board and the President the types and amounts such individuals believed would be appropriate to pay each of them in light of the amounts being recommended for the other executives. Authentidate’s senior management generally applies a similar philosophy and similar policies to determine the compensation of officers and managers who are not executive officers and reports to the Management Resources and Compensation Committee regarding these matters.

Within the context of the overall objectives of our compensation program, we determined the specific amounts of compensation to be paid to each of our executives during fiscal 2009 based on a number of factors including:

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

During the fiscal year ended June 30, 2009, the base salary of Mr. Benjamin averaged $267,500, reflecting a decrease of $67,500 effective April 1, 2009 in connection with the renewal of his employment agreement, as discussed in greater detail below under the caption “Employment Agreements with Named Executive Officers—O’Connell Benjamin”. During fiscal 2009, the base salary of Mr. Marshall was $260,000, reflecting no change from the rate we compensated him during fiscal 2008. During fiscal 2009, the base salary of Mr. Wendenburg was 210,000 Euros, reflecting no change from the rate we compensated him during fiscal 2008.

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

Based upon the employment agreements that they have entered into with us, Messrs. Benjamin, Marshall and Wendenburg are each entitled to a bonus of up to 50% of their base salary, contingent on the achievement of certain financial metrics. Our Management Resources and Compensation Committee has neither determined nor awarded bonus amounts for our 2009 fiscal year to our Named Executive Officers. Pursuant to Mr. Benjamin’s new employment agreement with us, he is entitled to a bonus of 50% of base salary in the event that the company achieves Breakeven Operations; or (ii) a change of control occurs prior to December 31, 2009. Breakeven Operations is defined in his employment agreement as a calendar month of operations prior to December 31, 2009, for which the company shall not have suffered a loss from consolidated operations excluding (i) “extraordinary items” of gain or loss as that term shall be defined in generally accepted accounting principles; (ii) any gains or profits realized from the sale of any assets outside the ordinary course of business; and (iii) executive bonuses, but including base salary of executives. For the purposes of calculating the bonus, base salary shall include any retroactive base salary increase as provided for in his agreement. Messrs. Benjamin, Marshall and Wendenburg received no bonus for their performance for fiscal 2008 or 2007. During our 2007 fiscal year we paid, Messrs. Benjamin, Marshall and Wendenburg bonus amounts of $24,000, $48,438 and $53,050, respectively, which amounts were either earned under their employment agreements or for their performance for fiscal 2006. Because Mr. Marshall joined us in the middle of the 2006 fiscal year, his bonus for 2006 was prorated to reflect the portion of the year he worked for us. As noted above, the amount of the bonus paid to each Named Executive Officer also reflects the extent to which such executive achieved the milestones established at the beginning of the year, plus the amount of the discretionary bonus that is based on our assessment of their overall performance during the year.

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

In addition to periodically granting performance-based stock options, we also granted options to certain of our Named Executive Officers at the time of their hiring as an incentive to accept employment with us or to renew their employment with us, as in the case of Mr. Benjamin. For instance, as part of the employment arrangements we entered into with Messrs. Benjamin and Marshall when they joined our company, we granted Mr. Benjamin options to purchase 135,000 shares of common stock and Mr. Marshall options to purchase 300,000 shares of common stock. We also granted Mr. Benjamin options to purchase 100,000 shares of common stock in connection with his promotion to President in November 2007 and options to purchase 400,000 shares of common stock in connection with the renewal of his employment contract for calendar 2009. The options initially granted to Mr. Benjamin are exercisable at $6.28 per share, the options granted to him in connection with his promotion are exercisable at $1.25 per share and the options granted to him in connection with the renewal of his employment contract are exercisable at $0.39 per share. The options granted to Mr. Marshall are exercisable at $4.50 per share.

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

During fiscal 2009, the only option award we granted to a Named Executive Officer was the award of 400,000 options granted to Mr. Benjamin in connection with the renewal of his employment agreement with us. This award was structured as a hybrid of time-based and performance vesting in order to most-properly align the interests of Mr. Benjamin with those of the company and its shareholders. Under this award, the options vest as follows: 133,333 shall vest upon the company achieving Breakeven Operations, as defined above; 133,334 shall vest if the company realizes quarterly revenue of at least $1,800,000 from the sales of Inscrybe software and maintenance services prior to the end of the 2009 calendar year; and the remainder shall vest over time in the following increments—(i) 44,445 shall vest upon issuance, (ii) 44,444 shall vest on the first anniversary of issuance and (iii) 44,444 shall vest on the second anniversary of issuance.

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

Policies Regarding Tax Deductibility of Compensation. Within our performance-based compensation program, we aim to compensate the Named Executive Officers in a manner that is tax-effective for us. Section 162(m) of the Internal Revenue Code restricts the ability of publicly-held companies to take a federal income tax deduction for compensation paid to certain of their executive officers to the extent that compensation exceeds $1.0 million per covered officer in any fiscal year. However, this limitation does not apply to compensation that is performance-based. We consider these requirements in our compensation determinations. We do not anticipate that the non-performance-based compensation to be paid in cash to our executive officers in fiscal 2009 will exceed that limit.

Summary of Executive Compensation

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our President, our Chief Financial Officer, and certain of our other executive officers (the “Named Executive Officers”), during the fiscal year ended June 30, 2009, 2008 and 2007:

Summary of Executive Compensation

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($) (3)		Stock Awards ($)		Option Awards ($) (4)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($) (6)		Total ($)
O’Connell Benjamin, President (1) (2)	2009 2008	$ $	267,500 260,000	$ $	— —	$ $	— —	$ $	31,900 91,500	$ $	— —	$ $	— —	$ $	— —	$ $	299,400 351,500

William A. Marshall, Chief Financial Officer and Treasurer	2009 2008 2007	$ $ $	260,000 260,000 260,000	$ $ $	— — 48,438	$ $ $	— — —	$ $ $	35,800 44,500 44,500	$ $ $	— — —	$ $ $	— — —	$ $ $	— — 62,412	$ $ $	295,800 304,500 415,350

Jan C. Wendenburg, Chief Executive Officer, Authentidate International, A.G. (5)	2009 2008 2007	$ $ $	287,987 310,835 278,515	$ $ $	— — 53,050	$ $ $	— — —	$ $ $	11,900 41,100 41,100	$ $ $	— — —	$ $ $	— — —	$ $ $	22,357 26,075 23,127	$ $ $	322,244 378,009 395,792

(1)	Mr. Benjamin was appointed to office of President effective November 26, 2007. The amounts shown in the table reflect the compensation Mr. Benjamin received in fiscal 2008 and onwards as President starting January 1, 2008 and in his former function as Senior Vice President—Product Development. The compensation Mr. Benjamin received as Senior Vice President—Product Development included in these amounts was as follows: Salary—$115,000; option awards—$84,600.
(2)	On May 6, 2009, we entered into a new employment agreement with our President Mr. Benjamin. The agreement is effective January 1, 2009 for an initial term expiring December 31, 2009. Mr. Benjamin’s base salary is $290,000 per annum from January 1, 2009 to March 31, 2009 and effective as of April 1, 2009, Mr. Benjamin’s base salary will be reduced to $222,500. However, Mr. Benjamin’s base salary under the agreement will be retroactively increased to the rate of $357,500 in the event either (i) the company achieves breakeven operations (as defined in the employment agreement) prior to the end of the 2009 calendar year or (ii) a change of control (as defined in the employment agreement) occurs prior to December 31, 2009. Mr. Benjamin shall receive a bonus of 50% of his base salary if (i) the company achieves breakeven operations by the end of the 2009 calendar year or (ii) upon the occurrence of a change of control prior to such date. In such an event, the base salary upon which the bonus is calculated will include any retroactive increase to Mr. Benjamin’s base salary.
(3)	Messrs. O’Connell, Marshall and Wendenburg are entitled to receive a performance-based bonus of up to 50% of their base salary if certain performance targets are met, pursuant to their respective employment agreements with us. As of date of this Annual Report, no bonus amounts for fiscal 2009 have been determined or awarded. No amounts were paid for fiscal 2008 and 2007. The amounts included in the table represent amounts earned for fiscal 2006 that were paid in fiscal 2007.
(4)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year computed in accordance with SFAS 123R, and thus may include amounts from awards granted in and prior to 2009. A discussion of the methods used to calculate these values may be found in Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(5)	Annual salary, bonus and other compensation amounts are paid in Euros. Amounts reported are based on Euros converted to US dollars at an average exchange rate of 0.7292, 0.6756 dollars and 0.7617 dollars for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.
(6)	Other compensation for Mr. Wendenburg includes automobile and related expenses and for Mr. Marshall temporary living expenses.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the year ended June 30, 2009 to the Named Executive Officers.

Grants of Plan Based Awards

		Estimated Future Payouts Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
O’Connell Benjamin (1)	5/6/09	$—	$—	$—	$—	$—	$—	—	400,000	$0.39	$82,000

(1)	The options granted on May 6, 2009 vest as follows: 133,334 shares will vest in the event the company realizes at least $1,800,000 of quarterly revenues from sales of its Inscrybe software and services prior to the end of the 2009 calendar year; 133,333 shares will vest on the company achieving breakeven operations by December 31, 2009; and of the remaining 133,333 shares, 33.3% shall vest on the date of grant and thereafter the balance will vest in equal installments of 33.3% on each of the next two anniversaries of the grant date.

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

O’Connell Benjamin

Effective as of November 26, 2007 Mr. O’Connell Benjamin became our President, in connection with his promotion, Mr. Benjamin’s base salary was increased to $290,000 effective January 1, 2008 and he was entitled to a discretionary performance-based bonus for the 2008 fiscal year in the discretion of our Management Resources and Compensation Committee. Mr. Benjamin was also granted options to purchase 100,000 shares of our common stock at an exercise price of $1.25. These options vest over a three year period commencing on the first anniversary of the date of grant and expire ten years from the grant date. We entered into a new employment agreement with Mr. Benjamin in May 2009 which provides for an initial term of one year through December 31, 2009. The following is a summary of Mr. Benjamin’s employment agreement:

•	From January 1, 2009 through March 31, 2009, Mr. Benjamin’s base salary shall be $290,000 per annum. Effective as of April 1, 2009, Mr. Benjamin’s base salary will be reduced by $67,500 to $222,500.

•

In the event that either the company achieves cash-flow breakeven (as defined in the agreement) or a change of control (as defined in the agreement) occurs prior to the end of the 2009 calendar year, Mr. Benjamin’s base salary will be retroactively increased by $135,000.

•

Bonus of 50% of base salary if (i) the cash-flow breakeven is achieved by the end of the 2009 calendar year or (ii) upon the occurrence of a change of control prior to such date. In such an event, the base salary upon which the bonus is calculated will include any retroactive increase to Mr. Benjamin’s base salary.

•

Grant of options to purchase 400,000 shares of our common stock at an exercise price equal to the fair market value of the company’s common stock on the date of execution of the new employment agreement. This option grant will vest as follows: 133,334 shares will vest on the company recognizing $1,800,000 of quarterly revenues from sales of its Inscrybe software and services prior to the end of the 2009 calendar year; 133,333 shares will vest on the company achieving cash-flow breakeven by December 31, 2009; and of the remaining 133,333 shares, 33.3% shall vest on the date of grant and thereafter the balance will vest in equal installments of 33.3% on each of the next two anniversaries of the grant date.

•	Mr. Benjamin will continue to be entitled to a severance payment of 12 months in accordance with the terms of his 2009 employment agreement.

•

In the event of the termination of Mr. Benjamin’s employment without “cause”, or for “good reason”, or if upon the expiration of the employment agreement his employment is not renewed, the conditions to the vesting of any outstanding equity incentive awards granted Mr. Benjamin prior to the effective date of the employment agreement shall be deemed void and all such awards shall be immediately and fully vested and exercisable. Further, any stock option awards then outstanding shall be deemed amended so as to remain exercisable for the duration of their term.

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

•

Annual bonus targeted at 50% of base salary, in the discretion of the Board, or if the Board so designates, the Management Resources and Compensation Committee of the Board, based on the annual performance of the company, except that the bonus for the fiscal year ending June 30, 2006 shall be guaranteed, pro rata , from the date his employment commenced. Mr. Marshall was also provided with an allowance of $75,000 for reimbursement of temporary living and relocation expenses and will be covered by health and similar benefits made available to the company’s senior management.

•

Grant of options to purchase 300,000 shares of our common stock at an exercise price of $4.50, which options vest as follows: 100,000 shares vest on the one-year anniversary of the date of grant and the balance of 200,000 options shall vest monthly, as long as Mr. Marshall continues to be an employee of the company, in equal amounts over the subsequent 24 months.

•	Mr. Marshall will be entitled to a severance payment of 12 months in accordance with the terms of his employment agreement.

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

Jan C. Wendenburg

On June 29, 2007, Authentidate Holding Corp. and its wholly-owned subsidiary Authentidate International, AG, entered into a new one year service agreement with Mr. Jan C. Wendenburg, the Chief Executive Officer of Authentidate International, AG. The service agreement was effective as of July 1, 2007 and was renewed for one year effective July 1, 2008 and July 1, 2009 with no changes. The following is a summary of Mr. Wendenburg’s agreement:

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

•	Mr. Wendenburg shall be eligible to receive equity based compensation in the sole discretion of the Management Resources and Compensation Committee of the Board of Directors of the company.

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

Under the terms of the 2000 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422 of the Code, or options which do not so qualify (“Non-ISOs”). As of June 30, 2009, there were outstanding an aggregate of approximately 3,648,000 options under the 2000 Plan, with exercise prices ranging from $0.26 to $7.28.

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

•

Provide that non-executive directors shall have the option to elect to receive up to 50% of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of the company’s common stock. The number of shares of restricted stock that would be issued to a director would be computed by dividing the cash amount to be converted into shares of restricted stock by the fair market value of the company’s common stock as of the date the fees are earned. The closing price of the company’s common stock on the last trading day of each fiscal quarter will be used to determine the fair market value of the common stock which may be issued in lieu of the fees paid for service as a director during such period. On May 20, 2009, at our Annual Meeting of shareholders our shareholders approved an amendment to increase this percentage to 100%.

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

As of June 30, 2009, there were 470,000 options outstanding under the 2001 Director Plan. The options outstanding have exercise prices ranging from $0.58 to $10.58. On September 1, 2009, we granted an aggregate of 50,000 options to our non-employee directors pursuant to the 2001 Director Plan. These options have an exercise price of $1.15.

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

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at June 30, 2009 with respect to the Named Executive Officers.

Outstanding Equity Awards At Fiscal Year-End

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options— Exercisable (#)	Number of Securities Underlying Unexercised Options— Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date (2)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
O’Connell Benjamin	135,000	—		6.28	01/03/15	—	—	—	—
	50,000	—		4.50	08/23/15	—	—	—	—
	30,556	19,444	(3)	1.36	08/07/17	—	—	—	—
	50,000	50,000	(3)	1.25	12/04/17	—	—	—	—
	44,445	355,555	(4)	0.39	05/05/19	—	—	—	—

William A. Marshall	300,000	—		4.50	02/15/16	—	—	—	—
	30,556	19,444	(3)	1.36	08/08/17	—	—	—	—

Jan C. Wendenburg	150,000	—		4.54	03/15/12	—	—	—	—
	25,000	—		4.50	08/23/15	—	—	—	—
	30,556	19,444	(3)	1.36	08/08/17	—	—	—	—

(1)	Each stock option grant reported in the table above was granted under, and is subject to, our 2000 Plan. The option expiration date shown above is the normal expiration date, and the last date that the options may be exercised. For each Named Executive Officer, the unexercisable options shown above are also unvested. Unvested shares are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. For information regarding the effect on vesting of options on the death, disability or termination of employment of a Named Executive Officer or a change in control of our company, see “Payments Upon Termination or Change in Control” below. If a Named Executive Officer’s employment is terminated by us for cause, options (including the vested portion) are generally forfeited. The exercisable options shown above, and any unexercisable options shown above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement. For a description of the material terms of the Named Executive Officer’s employment agreements, see “Employment Agreements With Named Executive Officers” above.
(2)	Effective January 17, 2007, we amended all of the outstanding options held by our employees solely to modify the expiration date to be ten years from the original grant date.
(3)	Vesting schedule is one third of the grant on the one year anniversary of the date of the grant and monthly thereafter over the remaining twenty-four months.
(4)	This option grant vests as follows: 133,333 shares will vest in the event the company realizes at least $1,800,000 of quarterly revenues from sales of its Inscrybe software and services prior to the end of the 2009 calendar year; 133,334 shares will vest on the company achieving breakeven operations by December 31, 2009; and of the remaining 133,333 shares, 33.3% shall vest on the date of grant and thereafter the balance will vest in equal installments of 33.3% on each of the next two anniversaries of the grant date.

Options Exercised and Stock Vested

None of our Named Executive Officers exercised any stock options during the 2009 fiscal year.

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

O’Connell Benjamin

Death or Disability. Pursuant to the terms of his new employment agreement, if Mr. Benjamin’s employment is terminated as a result of his death, Mr. Benjamin or his estate, as applicable, would receive any accrued but unpaid, base salary, bonus and expense reimbursement amounts through the date of his death. If Mr. Benjamin’s employment is terminated as a result of disability, Mr. Benjamin or his estate, as applicable, would receive (a) any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date on which the disability occurs; (b) a severance payment of 12 months of his base salary in effect on the termination date and (c) continued participation in our benefit plans (or comparable plans) for the longer of the natural expiration of the agreement or the end of the month of the one-year anniversary of the termination of his employment. Further, in the event of a termination due to his death or disability, Mr. Benjamin’s (or his estate’s or legal representative’s) right to purchase shares of common stock pursuant to any stock option or stock option plan to the extent vested as of the termination date shall remain exercisable in accordance with the terms of the 2000 Plan.

Cause. If Mr. Benjamin’s employment is terminated for cause or he terminates his employment without good reason, he would be entitled to his base salary and expense reimbursement through the date of termination, and he shall have no further entitlement to any other compensation or benefits. In the event of termination for cause, all stock options that have not been exercised as of the date of termination for cause shall be deemed to have expired as of such date. In the event of termination without good reason,, options vested as of the date of termination may be exercised for a limited period in accordance with the terms of the 2000 Plan.

Without Cause or for Good Reason. If Mr. Benjamin’s employment is terminated without cause, by Mr. Benjamin for good reason, or either (1) we fail to timely notify him or our intent to renew his agreement or (2) after providing such notice, we fail to reach an agreement on a new employment agreement with him prior to the expiration date, then we would be obligated to: (a) pay any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date of termination; (b) pay a severance payment equal to 12 months of his base salary in effect on the termination date, but in no event less than $290,000; (c) provide for his continued participation in our benefit plans (or comparable plans) for the longer of the natural expiration of the agreement or the end of the month of the one-year anniversary of the termination of his employment. Further, in the event of such a termination event, the options granted to Mr. Benjamin prior to the date of his new employment agreement will be deemed vested and shall be exercisable for the duration of their original term. In the event of such a termination, the options granted under the new employment agreement will be exercisable in accordance with the terms of the 2000 Plan.

Change of Control. In the event of a change of control, Mr. Benjamin shall have the right to terminate his employment with us for any reason within a limited period of time of such change of control and such termination shall be deemed for good reason. In such an event, we would be required to pay Mr. Benjamin the amounts described in the immediately preceding paragraph.

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

Jan C. E. Wendenburg

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

Termination Scenario Summary Tables

The amounts shown in the tables below assume that the noted triggering event occurred on June 30, 2009. Other relevant assumptions and explanations are provided in the footnotes following the tables. The amounts shown reflect only the additional payments or benefits that a Named Executive Officer would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested absent the triggering event.

Potential Payments on Termination (without cause or following change-in-control)

Year Ended June 30, 2009 (1)

	Termination Without Cause (2)				Termination Following Change-in-Control (2)
Name	Cash Payments ($) (3)	Estimated value of continued benefits ($) (4)	Estimated value of accelerated equity awards ($) (5)	Total ($)	Cash Payments ($) (3)	Estimated value of continued benefits ($) (4)	Estimated value of accelerated equity awards ($) (5)	Estimated tax gross- up payment ($)	Total ($)
O’Connell Benjamin	$290,000	$—	$37,000	$327,000	$290,000	$—	$37,000	$—	$327,000

William A. Marshall	$260,000	$12,000	$15,000	$287,000	$260,000	$12,000	$15,000	$—	$287,000

Jan C. Wendenburg	$288,000	$—	$—	$288,000	$288,000	$—	$—	$—	$288,000

(1)	This table provides information for each continuing Named Executive Officer. All references to base salary and annual target bonus refer to the amounts described above under “Employment Agreements with Named Executive Officers.” Amounts in the table are rounded.
(2)	If we terminate the executive without cause, or the executive resigns for good reason as defined in his executive employment agreement (as described above), the executive will be entitled to receive the compensation as shown in the table. These amounts will also apply if the executive is terminated or resigns for good reason in connection with a change-in-control.
(3)	Cash payments to Mr. Benjamin, Mr. Marshall and Mr. Wendenburg consist of base salary for one year following termination. The amount due to Mr. Wendenburg is payable in Euros and is converted to U.S. dollars at an average exchange rate of 0.7292 for the fiscal year ended June 30, 2009.
(4)	The estimated value of continued health and related benefits in effect on the termination date for a period of 12 months.
(5)	Estimated value of accelerated vesting of stock options represents the expense as calculated in accordance with FAS 123R.

Potential Payments on Disability or Death

Year Ended June 30, 2009

	Disability (1)				Death
Name	Cash Payments (includes severance and bonus) ($)	Estimated value of continued benefits ($)	Estimated value of accelerated equity awards ($)	Total ($)	Cash Payments (includes severance and bonus) ($)	Estimated value of continued benefits ($)	Estimated value of accelerated equity awards ($)	Total ($)
O’Connell Benjamin	$290,000	$—	$—	$290,000	$—	$—	$—	$—

William A. Marshall	$260,000	$12,000	$—	$272,000	$—	$—	$—	$—

Jan C. Wendenburg	$144,000	$—	$—	$144,000	$—	$—	$—	$—

(1)	In the event the executive becomes physically or mentally disabled such that he is unable to perform his duties for a period of three consecutive months as determined by a medical professional, we may terminate the executive’s employment, unless otherwise prohibited by law. In the event of termination due to disability, the executive will be entitled to the compensation shown in the table.

Director Compensation

Our non-executive directors are compensated as follows.

•	The annual director fee for our non-executive directors is $15,000;

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

•

Provide that non-executive directors shall have the option to elect to receive up to 50% of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of our common stock. On May 20, 2009 our stockholders approved an amendment to increase this to 100%.

The 2001 Director Plan provides that upon the termination of service of a director, options granted under such plan shall terminate on the second anniversary of the date of termination of service. Notwithstanding the foregoing, (A) if termination of service is due to optionee’s death or permanent disability (as determined by the Board), the option shall terminate on the earlier of the expiration date of such option or 12 months following the date of death or termination for permanent disability and (B) if an optionee is removed from the Board for cause, as determined by the Board, the option awards held by such optionee would terminate immediately upon removal. In any and all circumstances, an option may be exercised following termination of the optionee’s service as an Advisor only as to that number of shares as to which it was exercisable on the date of termination of such services.

A summary of non-executive director compensation for the fiscal year ended June 30, 2009 is as follows:

Summary of Non-Executive Director Compensation

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
F. Ross Johnson (2)	$20,000	$20,000	$3,050	$—	$—	$—	$43,050

J. Edward Sheridan	$64,769	$—	$3,050	$—	$—	$—	$67,819

Charles J. Johnston	$31,731	$—	$3,050	$—	$—	$—	$34,781

J. David Luce	$13,750	$12,763	$3,050	$—	$—	$—	$29,563

Ranjit C. Singh	$21,202	$7,875	$3,050	$—	$—	$—	$32,127

John J. Waters (5)	$43,175	$43,175	$3,050	$—	$—	$—	$89,400

(1)	As of June 30, 2009, each of our current directors had the following number of Director Plan options outstanding: Mr. Sheridan—70,000; Mr. Johnston—70,000; Mr. Luce—77,500; Mr. Singh—77,500; and Mr. Waters—20,000.
(2)	On February 24, 2009, Mr. F. Ross Johnson resigned from the Board and his position as Non-Executive Chairman of the Board. As of June 30, 2009 Mr. Johnson had 82,500 options outstanding.
(3)	On May 20, 2009, our stockholders approved an amendment to our 2001 Director Plan to provide, among other things, that our non-executive directors shall have the option to elect to receive up to 100% of their cash director compensation in restricted shares of common stock. Prior to the approval of this amendment, the non-executive directors were permitted to elect to receive up to 50% of cash director compensation in restricted shares of the common stock. For the year ended June 30, 2009 the following directors elected to receive a portion of their cash director fees in shares of common stock. The number of shares of common stock issued for fiscal 2009 to each director is as follows: Mr. Johnson 59,038, Mr. Luce 32,159, Mr. Singh 25,272 and Mr. Waters 108,160, respectively.
(4)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2009 computed in accordance with SFAS 123R, and thus may include amounts from awards granted in and prior to 2009. A discussion of the methods used to calculate these values may be found in Note 10 to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.
(5)	Mr. Waters resigned from service to us as our Chief Administrative Officer effective January 2006 but has remained on our board. See Item 13 “Certain Relationships and Related Transactions” for a description of his separation agreement.

Report of the Management Resources and Compensation Committee of the Board Of Directors

The following report has been submitted by the Management Resources and Compensation Committee of the Board of Directors:

The Management Resources and Compensation Committee of the Board of Directors has reviewed and discussed our Compensation Discussion and Analysis with management. Based on this review and discussion, the Management Resources and Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the SEC.

The foregoing report was submitted by the Management Resources and Compensation Committee of the Board and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A promulgated by the SEC or Section 18 of the Securities Exchange Act of 1934.

J. Edward Sheridan, Chair

Ranjit C. Singh

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks between the members of our Management Resources and Compensation Committee and any other entity. At present, Messrs. Sheridan and Singh are the members of this committee. During the fiscal year ended June 30, 2009, none of the members of the Management Resources and Compensation Committee (a) was an officer or employee of AHC during the last fiscal year; (b) was formerly an officer of AHC or any of its subsidiaries; or (c) had any relationship with AHC requiring disclosure under Item 404 of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of September 1, 2009 with respect to (i) each director and each executive officer, (ii) and all directors and executive officers as a group, and (iii) persons (including any “group” as that term is used in Section l3(d)(3) of the Securities Exchange Act of l934), known by us to be the beneficial owner of more than five percent of our common stock. Shares of common stock subject to options exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.

Type of Class	Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership (++)		Percent of Class (#)
Directors and Executive Officers

Common	O’Connell Benjamin	511,668	(1)	1.5%
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive, 5th Floor
	Berkeley Heights, NJ 07922

Common	J. Edward Sheridan	80,000	(2)	*
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive, 5th Floor
	Berkeley Heights, NJ 07922

Type of Class	Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership (++)		Percent of Class (#)
Common	Charles C. Johnston	192,262	(3)	*
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive, 5th Floor
	Berkeley Heights, NJ 07922

Common	J. David Luce	1,238,479	(4)	3.6%
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922

Common	Ranjit C. Singh	130,824	(5)	*
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922

Common	John J. Waters	587,536	(6)	1.7%
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922

Common	William A. Marshall c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	571,112	(7)	1.7%

Common	Jan C. Wendenburg c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	214,502	(8)	*

	Directors/Executive Officers as a group (1)(2)(3)(4)(5)(6)(7)(8)(9)	3,526,383		10.3%

(++)	Unless otherwise indicated below, each director, officer and 5% stockholder has sole voting and sole investment power with respect to all shares that he beneficially owns.
#	Based on 34,295,795 shares of common stock outstanding as of August 31, 2009.
*	Represents less than 1% of the issued and outstanding shares of common stock as of the date of this table.
(1)	Includes vested options to purchase 326,668 shares of common stock and excludes unvested options to purchase 408,332 shares of common stock.
(2)	Includes vested options to purchase 80,000 shares of common stock.
(3)	Includes vested options to purchase 80,000 shares of common stock and 53,692 shares of common stock held by J&C Resources, LLC. Excludes 26,631 shares of common stock owned by CCJ Trust and 20,000 shares of common stock owned by FILIT Trust.
(4)	Includes vested options to purchase 87,500 shares of common stock. Includes 1,077,754 shares of common stock owned by Duke 83, LLC. Excludes unvested options to purchase 500,000 shares of common stock.
(5)	Includes vested options to purchase 87,500 shares of common stock.

(6)	Includes vested options to purchase 30,000 shares of common stock and 17,000 shares of common stock owned by Mr. Waters’ spouse.
(7)	Includes vested options to purchase 336,112 shares of common stock and excludes unvested options to purchase 13,888 shares of common stock.
(8)	Includes vested options to purchase 211,112 shares of common stock and excludes unvested options to purchase 13,888 shares of common stock.
(9)	Based solely on Schedule 13G or 13G/A filed by listed holder.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of June 30, 2009 which consist of the 2000 Employee Stock Option Plan, as amended, and the 2001 Non-Employee Director Stock Option Plan, as amended, Information concerning each of the aforementioned plans is set forth below following the caption “Shareholder Approved Option Plans.”

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)
Equity Compensation Plans Approved by Stockholders	4,493,000	(1)	$3.47	4,441,000	(2)
Equity Compensation Plans Not Approved by Stockholders	150,000	(3)	0.39	N/A

Total	4,643,000		$3.37	4,441,000

(1)	Includes 470,000 options issued pursuant to our 2001 Director Plan, as amended; and 3,648,000 options issued to employees pursuant to our 2000 Plan, as amended; and 375,000 options issued to a consultant but does not include 50,000 options granted under our 2001 Director Plan on September 1, 2009 or 500,000 options granted under our 2001 Director Plan to J. David Luce on August 6, 2009.
(2)	Consists of 4,341,000 options available for issuance pursuant to our 2000 Plan, as amended, and assumes the issuance of 100,000 options pursuant to our 2001 Director Plan, as amended, according to the following analysis. The 2001 Director Plan does not provide for a cap on the aggregate number of options which may be granted thereunder. All option grants under the 2001 Director Plan are non-discretionary; each non-employee director receives an option to purchase 10,000 shares of our common stock each September 1, pro rata, based on the length of such directors service during the preceding year. Accordingly, if the number and identity of our non-employee directors remains constant over the remaining life of the 2001 Director Plan, we would issue a total of 100,000 options to our non-employee directors under the 2001 Director Plan, which number includes a total of 50,000 options granted on September 1, 2009 pursuant to the 2001 Director Plan.
(3)	See Note 10 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information related to common stock purchase warrants issued to certain consultants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On March 31, 2009, we entered into an agreement with CCM Master Qualified Fund, Ltd. (“CCM”), a holder of in excess of 5% of our outstanding common stock to repurchase 547,000 shares of common stock held by CCM for an aggregate purchase price of $147,690. In addition, four of our officers and directors executed similar agreements with CCM whereby such persons purchased an aggregate of 990,000 shares of our common stock for an aggregate purchase price of $272,250. The shares acquired by the company’s affiliates are as follows: O’Connell Benjamin—185,000 shares, William Marshall—185,000 shares, John J. Waters—370,000 shares, and J. David Luce, through an affiliated entity—250,000 shares. These transactions were privately negotiated transactions among CCM, the company and the other purchasers.

On August 6, 2009, the Board of Directors agreed to award options to purchase 500,000 shares of common stock to Mr. J. David Luce, a member of the Board of Directors as a fee for services rendered in connection with our Express MD Solutions joint venture (the “Joint Venture”). The options were awarded under our 2000 Plan and are exercisable for a period of ten years at a per share exercise price of $2.00, subject to vesting conditions. The options will vest solely in the event that the Joint Venture (or a successor) achieves revenues in the aggregate amount of at least $5,000,000 prior to the second anniversary of the option grant date (the “Target Date”). In the event such metric is achieved, 250,000 options will vest 61 days after such event. The remaining options will vest only if the Joint Venture (or a successor) achieves revenues in the aggregate amount of $10,000,000 prior to the Target Date. Due to the this arrangement, the company’s Board of Directors determined that Mr. Luce no longer satisfies the criteria for independence under the applicable rules of the Nasdaq Stock Market and accordingly, Mr. Luce resigned from his membership on the company’s Management Resources and Compensation Committee and Nominating and Corporate Governance Committee immediately prior to the Board of Directors’ consideration of this matter. Mr. Luce, however, continues to serve as a member of the company’s Board of Directors.

On September 23, 2009, the company entered into a Standby Commitment (the “Commitment”) with an accredited investor (the “Lender”) pursuant to which the Lender agreed to purchase senior secured convertible debentures (the “Convertible Debentures”) in an aggregate principal amount of up to $3,000,000 (the “Total Commitment Amount”). During the 12-month commitment term, upon at least 30 days’ written notice by the company, the Lender will purchase Convertible Debentures in the aggregate principal amount specified in such notice. In the event Convertible Debentures are sold, the company would also issue the Lender 13,333 common stock purchase warrants for each $100,000 of Convertible Debentures sold (the “Warrants”). In addition, the company issued an additional 400,000 Warrants to the Lenders in consideration of the commitment to provide the financing. The company intends to use any proceeds resulting from the sale of the Convertible Debentures for working capital and general corporate purposes. The Convertible Debentures will mature on the 18 month anniversary of issuance and bear interest at the rate of 10% per annum, payable quarterly in cash or shares of common stock priced at market at the company’s option, and are convertible into shares of the company’s common stock at a conversion price of $1.20 per share. The Convertible Debentures will be senior obligations of the company and are secured by substantially all of the company’s assets. The Warrants will be exercisable for five years at an exercise price equal to the conversion rate of the Convertible Debentures. If the company closes a financing with a third party or sells certain of its assets, then the company shall redeem the maximum amount of any outstanding Convertible Debentures of which the net proceeds would be sufficient to repay. In addition, if sufficient, the net proceeds from such a transaction would then be applied to reduce any then-undrawn portion of the Total Commitment Amount. Further, if such a transaction occurs while no Convertible Debentures are outstanding, the Total Commitment Amount will be reduced by the net proceeds generated from such transaction. The company and Lender will execute more definitive documents pertaining to the Commitment as soon as practicable. However, the Lender agreed that the Commitment is a binding obligation as of the date it was executed. The Lender is an entity affiliated with Mr. Douglas Luce, who is a brother of Mr. J. David Luce, a member of the company’s board of directors.

Approval for Related Party Transactions

Although we have not adopted a formal policy relating to the approval of proposed transactions that we may enter into with any of our executive officers, directors and principal stockholders, including their immediate family members and affiliates, our Audit Committee, all of the members of which, other than Mr. Waters, are independent, reviews the terms of any and all such proposed material related party transactions. The results of this review are then communicated to the entire Board of Directors, which has the ultimate authority as to whether or not we enter into such transactions. We will not enter into any material related party transaction without the prior consent of our Audit Committee and our Board of Directors. In approving or rejecting the proposed related party transaction, our Audit Committee and our Board of Directors shall consider the relevant facts and circumstances available and deemed relevant to them, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. We shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee and our Board of Directors determine in the good faith exercise of their discretion.

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

Our Board of Directors reviewed all relevant transactions or relationships between each director, or any of his family members, and our company and has affirmatively determined that each of our directors, other than John J. Waters, our former Chief Administrative Officer, and J. David Luce, are independent directors under the applicable guidelines noted above. Our Board of Directors currently has four committees: the Audit Committee, the Management Resources and Compensation Committee, the Nominating and Corporate Governance Committee and the Executive Committee. All of the members of our Audit Committee meet the standards for independence required under current Nasdaq Stock Market listing rules, SEC rules, and applicable securities laws and regulations except for Mr. Waters. All of the members of our Management Resources and Compensation Committee and our Nominating and Corporate Governance Committee satisfy the applicable independence standards.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

The Board of Directors of Authentidate has selected Eisner LLP, as its independent registered public accounting firm for the current fiscal year. During the 2009 fiscal year, the audit services provided by Eisner LLP consisted of examination of financial statements, services related to filings with the SEC, and consultation in regard to various accounting matters. The following table presents the total fees billed for professional audit and non-audit services rendered by our independent registered public accounting firm for the audit of our annual financial statements for the years ended June 30, 2009 and 2008, and fees billed for other services rendered by our independent registered public accounting firm during those periods.

	Year Ended June 30,
	2009	2008
Audit Fees (1)	$330,000	$329,000

Total	$330,000	$329,000

(1)	Audit services consist of audit work performed on financial statements, audit work performed on internal control over financial reporting, reviews of Annual Reports on Form 10-K, reviews of financial statements and related Quarterly Reports on Form 10-Q during the fiscal year, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including consents for registration statement filings and responding to SEC comment letters on annual and quarterly filings. During the fiscal years ended June 30, 2009 and 2008, all reported amounts were for services provided by Eisner LLP.

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

Pursuant to Section 10A (i) (2) of the Securities Exchange Act of 1934, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by our independent registered public accounting firm. During the fourth quarter of fiscal 2009, the Audit Committee did not pre-approve the performance of any non-audit services by Eisner LLP.

Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. The Audit Committee has not authorized our independent registered public accounting firm to provide any additional non-audit services.

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following Financial Statements of AHC are set forth below:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of June 30, 2009 and 2008;

•	Consolidated Statements of Operations for the years ended June 30, 2009, 2008, and 2007;

•	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2009, 2008, and 2007;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2009, 2008, and 2007; and

•	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

There are no schedules required for any of the years in the three year period ended June 30, 2009 pursuant to item 15 (d)

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

Dated: September 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/S/ J. EDWARD SHERIDAN J. Edward Sheridan	Chairman of the Board	September 24, 2009

/S/ O’CONNELL BENJAMIN O’Connell Benjamin	President	September 24, 2009

/S/ CHARLES C. JOHNSTON Charles C. Johnston	Director	September 24, 2009

/S/ J. DAVID LUCE J. David Luce	Director	September 24, 2009

/S/ RANJIT C. SINGH Ranjit C. Singh	Director	September 24, 2009

/S/ JOHN J. WATERS John J. Waters	Director	September 24, 2009

/S/ WILLIAM A. MARSHALL William A. Marshall	Chief Financial Officer and Principal Accounting Officer	September 24, 2009

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

Item No.	Description
2.1	Form of Stock Purchase Agreement dated as of March 4, 2002 by and among Authentidate Holding Corp., Authentidate International AG and PFK Acquisition Group I, LLC. (Exhibit 2.1 to Form 8-K dated March 15, 2002).

2.2	Asset Purchase Agreement, dated as of May 31, 2007, by and between Astria Solutions Group, LLC and Authentidate Holding Corp. (Exhibit 2.1 to Form 8-K filed June 11, 2007).

2.3	Agreement and Plan of Merger, dated as of August 6, 2008, by and among Authentidate Holding Corp., Parascript, LLC, Parascript Management, Inc., AHC Group Inc., AHC Merger Sub Inc. and Parascript Merger Sub LLC. (Exhibit 2.1 to Form 8-K filed August 12, 2008).

3.1	Certificate of Incorporation of Bitwise Designs, Inc.-Delaware (Exhibit 3.3.1 to Registration Statement on Form S-18, File No. 33-46246-NY).

3.1.1	Certificate of Designation of Series B Preferred Stock (Exhibit 3.2.1 to Form 10-KSB dated October 4, 1999).

3.1.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

3.1.5	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series B Convertible Preferred Stock (Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2002).

3.1.6	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit C to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

3.2	By-Laws, as amended (Exhibit 3.2.1 to Form 10-Q for the quarter ended March 31, 2004).

3.2.1	Amendment to By-laws (filed as Exhibit 3.1 to Current Report on Form 8-K, dated November 15, 2007).

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY).

4.2	Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494).

4.3	Form of Warrant issued in connection with Unit Offering (Exhibit 4.12 to Form 10-K dated September 30, 2002).

4.4	Form of Warrant, dated as of October 25, 2002, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated October 25, 2002).

4.5	Form of Warrant, dated as of May, 2003, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated May 30, 2003).

4.6	Form of Warrant, dated as of September 12, 2003, issued in connection with private placement (Exhibit 4.2 to Form 8-K dated September 15, 2003).

Item No.	Description
4.7	Form of Warrant, dated as of September 22, 2003, issued in connection with private placement (Exhibit 4.1 to Form 8-K dated September 22, 2003).

4.8	Senior Subordinated Secured Note, dated as of May 31, 2007, executed by Astria Solutions Group, LLC (Exhibit 4.1 to Form 8-K filed June 11, 2007).

10.1**	1992 Non-executive Directors stock option plan (Exhibit 10.11 to Registration Statement on Form S-18, File No. 33-46246-NY).

10.2	Agreement and Plan of Merger by and among Bitwise Designs, Inc., Bitwise DJS, Inc., certain individuals and DJS Marketing Group, Inc. dated March 6, 1996 (Exhibit 2 to Form 8-K dated March 22, 1996).

10.3++	Joint Venture Agreement between the Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.30 to the Company’s Form 10-KSB dated June 30, 2000).

10.4++	Technology License Agreement between the Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.31 to the Company’s Form 10-KSB dated June 30, 2000).

10.5	Form of Security Exchange Agreement entered into between Authentidate Holding Corp., Authentidate, Inc. and certain security holders of Authentidate, Inc. (Exhibit 10.15 to the Company’s Form 10-K dated September 26, 2001).

10.6	Form of Unit Purchase Agreement entered into between Authentidate Holding Corp. and certain investors (Exhibit 10.21 to Form 10-K dated September 30, 2002).

10.7	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors (Exhibit 10.22 to Form 10-K dated September 30, 2002).

10.8++	Strategic Alliance Agreement between Authentidate Holding Corp., Authentidate, Inc. and United States Postal Service dated as of July 31, 2002. (Exhibit 10.23 to Form 10-K dated September 30, 2002).

10.9	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of October 25, 2002 (Exhibit 10.1 to Form 8-K dated October 25, 2002).

10.10	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of October 25, 2002 (Exhibit 10.2 to Form 8-K dated October 25, 2002).

10.11	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of May 21, 2003 (Exhibit 10.1 to Form 8-K dated May 30, 2003).

10.12	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of May 21, 2003 (Exhibit 10.2 to Form 8-K dated May 30, 2003).

10.13	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of September 12, 2003 (Exhibit 10.1 to Form 8-K dated September 15, 2003).

10.14	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and certain investors, dated as of September 12, 2003 (Exhibit 10.2 to Form 8-K dated September 15, 2003).

10.15	Form of Securities Purchase Agreement entered into between Authentidate Holding Corp. and a certain investor, dated as of September 22, 2003 (Exhibit 10.1 to Form 8-K dated September 22, 2003).

10.16	Form of Registration Rights Agreement entered into between Authentidate Holding Corp. and a certain investor, dated as of September 22, 2003 (Exhibit 10.2 to Form 8-K dated September 22, 2003).

Item No.	Description
10.17	Form of Securities Purchase Agreement dated as of January 28, 2004 (Filed as Exhibit 10.1 to Current Report on Form 8-K dated February 5, 2004).

10.18	Form of Registration Rights Agreement (Filed as Exhibit 10.2 to Current Report on Form 8-K dated February 5, 2004).

10.19++	Agreement among Trac Medical Solutions, Inc., Homecare Association, LLC and bConnected Software, Inc. dated February 12, 2004 (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004).

10.20++	Product Development and License Agreement between Trac Medical Solutions, Inc. and bConnected Software, Inc. dated February 12, 2004 (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004).

10.21**	2000 Employee Stock Option Plan, as amended (filed as Exhibit B to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

10.22**	Form of Stock Option Award Pursuant to 2000 Employee Stock Option Plan, as amended (filed as Exhibit 10.30.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.23**	2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit B to Definitive Proxy Statement dated December 15, 2006, as filed with the Securities and Exchange Commission).

10.24**	Form of Stock Option Award Pursuant to 2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit 10.31.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.25**	Employment Agreement between John J. Waters and Authentidate Holding Corp. (filed as Exhibit 10.1 to Current Report on Form 8-K dated September 20, 2004).

10.26**	Employment Agreement between Surendra Pai and Authentidate Holding Corp. dated January 1, 2007 (filed as Exhibit 10.2 to Current Report on Form 8-K filed January 19, 2007).

10.27**	Employment Agreement between Jan C. Wendenburg and Authentidate Holding Corp. and Authentidate International A.G. dated June 29, 2007 (filed as Exhibit 10.1 to Current Report on Form 8-K filed July 3, 2007).

10.28#	Agreement between Liberty Medical Group, Inc. and Authentidate Holding Corp. (filed as Exhibit 10.38 to Annual Report on Form 10-K for the fiscal year ended June 30, 2005).

10.29	Lease Agreement dated as of July 5, 2005 between Authentidate Holding Corp. and The Connell Company (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 11, 2005).

10.30**	Termination Agreement between Authentidate Holding Corp. and John J. Waters (files as Exhibit 10.1 to Current Report on Form 8-K dated January 9, 2006

10.31**	Consulting Agreement between Authentidate Holding Corp. and John J. Waters (filed as Exhibit 10.2 to Current Report on form 8-K dated January 9, 2006).

10.32**	Employment Agreement between William A. Marshall and Authentidate Holding Corp. (filed as Exhibit 10.1 to Current Report on Form 8-K dated February 15, 2006).

10.33*#	License Agreement between Authentidate Holding Corp. and U.S. Postal Service (filed as Exhibit 10.1 to Current Report on Form 8-K dated November 6, 2007).

10.34**	Employment Agreement between O’Connell Benjamin and Authentidate Holding Corp. (filed as Exhibit 10.1 to Current Report on Form 8-K dated June 10, 2008).

10.35	2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit A to Proxy Statement filed on April 21, 2009).

Item No.	Description
10.36**	Employment Agreement between O’Connell Benjamin and Authentidate Holding Corp. (filed as Exhibit 10.1 to Current Report on Form 8-K dated May 11, 2009).

10.37*	Summary Term Sheet for Standby Commitment dated September 22, 2009

14	Code of Ethics (Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

21*	Subsidiaries of Registrant

23.1*	Consent of Eisner LLP

31.1*	Certification of President

31.2*	Certification of Chief Financial Officer

32*	Section 1350 Certification of President and Chief Financial Officer

Authentidate Holding Corp. and Subsidiaries

Index to Consolidated Financial Statements

June 30, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Authentidate Holding Corp.

We have audited the accompanying consolidated balance sheets of Authentidate Holding Corp. and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Authentidate Holding Corp. and subsidiaries as of June 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2009 in conformity with U.S. generally accepted accounting principles.

/s/ Eisner LLP

New York, New York

September 24, 2009

Authentidate Holding Corp. and Subsidiaries

Consolidated Balance Sheet

	June 30,
(in thousands, except per share data)	2009	2008
Assets
Current assets
Cash and cash equivalents	$461	$4,493
Restricted cash	512	512
Marketable securities	6,103	6,375
Accounts receivable, net	1,024	1,287
Prepaid expenses and other current assets	877	671

Total current assets	8,977	13,338
Marketable securities	—	3,950
Property and equipment, net	549	1,014
Note receivable, net of deferred gain of $2,000	—	—
Other assets
Software development costs, net	2,182	2,533
Goodwill	7,341	7,341
Other assets	1,221	1,375
Assets held for sale	2,000	2,000

Total assets	$22,270	$31,551

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$1,585	$1,850
Deferred revenue	823	1,273
Other current liabilities	182	97

Total current liabilities	2,590	3,220
Long-term deferred revenue	140	140

Total liabilities	2,730	3,360

Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value; 5,000 shares authorized Series B, 28 shares issued and outstanding	3	3
Common stock, $.001 par value; 75,000 shares authorized, 34,286 and 34,537 issued and outstanding on June 30, 2009 and 2008, respectively	34	35
Additional paid-in capital	166,052	165,681
Accumulated deficit	(146,443)	(137,006)
Accumulated other comprehensive loss	(106)	(522)

Total shareholders’ equity	19,540	28,191

Total liabilities and shareholders’ equity	$22,270	$31,551

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statement of Operations

	Year Ended June 30,
(in thousands, except per share data)	2009	2008	2007
Revenues
Software licenses and support	$4,086	$3,769	$3,335
Hosted software services	2,790	2,298	1,663

Total revenues	6,876	6,067	4,998

Operating expenses
Cost of revenues	2,974	2,244	2,134
Selling, general and administrative	10,637	16,577	16,843
Product development	1,653	2,823	2,594
Depreciation and amortization	1,530	1,638	1,499

Total operating expenses	16,794	23,282	23,070

Operating loss	(9,918)	(17,215)	(18,072)
Other income, net	551	1,404	1,954

Loss from continuing operations	(9,367)	(15,811)	(16,118)
Income from discontinued operations, including gain on disposal of $1,264, net	—	—	1,055

Net loss	$(9,367)	$(15,811)	$(15,063)

Basic and diluted loss per share
Continuing operations	$(0.27)	$(0.46)	$(0.47)
Discontinued operations	—	—	0.03

Basic and diluted loss per share	$(0.27)	$(0.46)	$(0.44)

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Number of Shares	$0.10 Par Value	Number of Shares	$0.001 Par Value
Balance, June 30 2006	28	3	34,413	34	162,386	(105,992)	(96)	56,335	$(17,856)

Preferred stock dividends					—	(70)		(70)
Share-based compensation expense					1,925			1,925
Issuance of common stock			17		25			25
Currency translation adjustment							33	33	33
Net loss						(15,063)		(15,063)	(15,063)

Balance, June 30, 2007	28	3	34,430	34	164,336	(121,125)	(63)	43,185	$(15,030)

Preferred stock dividends						(70)		(70)
Share-based compensation expense					1,080			1,080
Share-based severance expense					145			145
Warrants issued for services					34			34
Issuance of restricted common stock			107	1	86			87
Currency translation adjustment							41	41	41
Unrealized holding loss—marketable securities							(500)	(500)	(500)
Net loss						(15,811)		(15,811)	(15,811)

Balance, June 30, 2008	28	$3	34,537	$35	$165,681	$(137,006)	$(522)	$28,191	$(16,270)

Preferred stock dividends						(70)		(70)
Share-based compensation expense					410			410
Issuance of restricted common stock			296		108			108
Purchase of common stock			(547)	(1)	(147)			(148)
Currency translation adjustment							(84)	(84)	(84)
Unrealized holding gain—marketable securities							500	500	500
Net loss						(9,367)		(9,367)	(9,367)

Balance, June 30, 2009	28	$3	34,286	$34	$166,052	$(146,443)	$(106)	$19,540	$(8,951)

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	Year Ended June 30,
(in thousands)	2009	2008	2007
Cash flows from operating activities
Net loss	$(9,367)	$(15,811)	$(15,063)
Adjustments to reconcile net loss to net cash used by operating activities
Income from discontinued operations	—	—	(1,055)
Depreciation and amortization	1,530	1,638	1,499
Share-based severance	—	145	—
Share-based compensation	410	1,080	1,778
Warrants issued for services	—	34	—
Restricted shares issued for services	108	87	25
Change in fair value of assets held for sale	—	116	—
Changes in assets and liabilities
Accounts receivable	263	256	(942)
Prepaid expenses and other current assets	(206)	(272)	(196)
Accounts payable, accrued expenses and other liabilities	(198)	(2,219)	(844)
Deferred revenue	(450)	43	(54)

Net cash used in operating activities	(7,910)	(14,903)	(14,852)

Cash flows from investing activities
Restricted cash	—	9	—
Purchases of property and equipment and other assets	(29)	(550)	(329)
Other intangible assets acquired	(16)	(53)	(444)
Capitalized software development costs	(515)	(804)	(1,530)
Net sales of marketable securities	4,722	12,071	13,643

Net cash provided by investing activities	4,162	10,673	11,340

Cash flows from financing activities
Purchase of common stock	(148)	—	—
Dividends paid	(52)	(53)	(53)

Net cash used in financing activities	(200)	(53)	(53)

Effect of exchange rate changes on cash flows	(84)	41	33

Net decrease in cash and cash equivalents	(4,032)	(4,242)	(3,532)
Cash flows from discontinued operations—operating activities	—	—	330
Cash flows from discontinued operations—investing activities	—	—	2,571

Cash and cash equivalents, beginning of period	4,493	8,735	9,366

Cash and cash equivalents, end of period	$461	$4,493	$8,735

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements

June 30, 2009, 2008, and 2007

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

Principles of Consolidation

The financial statements include the accounts of Authentidate Holding Corp. and its subsidiaries and joint venture. Intercompany transactions and balances have been eliminated. Equity investments where we do not exercise significant influence over the investee are accounted for under the cost method.

Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. At June 2009 and 2008 cash equivalents consisted primarily of investments in high quality short term investments such as commercial paper and overnight interest bearing deposits.

Marketable Securities

Our marketable securities as of June 30, 2009 consisted primarily of money market investments. We classify our investments as “available for sale” and they have been recorded at cost which approximates fair market value due to their variable interest rates. As a result, we have had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from such investments. All income generated from these investments is recorded as interest income.

At June 30, 2008 our marketable securities consisted primarily of auction rate securities. Since February 2008, auctions for most types of auction rate securities were failing and interest rates were reset at contractual

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2009, 2008, and 2007

rates which were generally higher than market rates. Legal and regulatory investigations of auction rate security dealers resulted in a number of settlements whereby such dealers redeemed auction rate securities from certain customers at par. Approximately $5.6 million of our auction rate securities were covered by these settlements and other investments of $800,000 were redeemed at par after June 30, 2008. Therefore, we valued these investments at cost which approximated fair market value and classified these investments as current assets at June 30, 2008.

Our remaining investments at June 30, 2008 of approximately $4.4 million at par value, were AAA rated auction rate securities consisting of investments in government insured student loan issues. Although we believed the market for these investments would recover, we classified such investments as long-term assets at June 30, 2008. In addition, based on our year-end impairment testing for investments we recorded a cumulative gross unrealized holding loss related to these investments of approximately $500,000 in accumulated other comprehensive loss as of June 30, 2008. All of these auction rate securities were redeemed at par during the fiscal year ended June 30, 2009 and we recorded a cumulative gross unrealized holding gain of approximately $500,000 in accumulated other comprehensive loss during the year ended June 30, 2009.

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

Software Development Costs

Software development and modification costs incurred subsequent to establishing technological feasibility are capitalized and amortized based on anticipated revenue for the related product with an annual minimum equal to the straight-line amortization over the remaining economic life of the related product (generally three years). Amortization expense of $866,000, $742,000, and $616,000 for the years ended June 30, 2009, 2008 and 2007, respectively, is included in depreciation and amortization expense.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2009, 2008, and 2007

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

Advertising Expenses

We recognize advertising expenses as incurred. Advertising expense was $39,000, $182,000 and $292,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2009, 2008, and 2007

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

Management Estimates

Preparing financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include estimates of loss contingencies and product life cycles, assumptions such as elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences; and determining when investment or other impairments exist. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make estimates on the future recoverability of capitalized goodwill which is highly dependent on the future success of marketing and sales; we record a valuation allowance against deferred tax assets when we believe it is more likely than not that such deferred tax assets will not be realized and we make assumptions in connection with the calculations of share-based compensation expense. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. We have based our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances and we evaluate our estimates on a regular basis and make changes accordingly. Historically, our estimates relative to our critical accounting estimates have not differed materially from actual results; however, actual results may differ from these estimates under different conditions. If actual results differ from these estimates and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated statement of operations, and in certain situations, could have a material adverse effect on liquidity and our financial condition.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2009, 2008, and 2007

We have no significant off-balance sheet arrangements at June 30, 2009. At June 30, 2009, one customer represented approximately 14% of total accounts receivable. At June 30, 2008, one customer represented approximately 13% of total accounts receivable. For the year ended June 30, 2009, two customers accounted for approximately 21% of consolidated revenues. For the year ended June 30, 2008, one customer accounted for approximately 18% of consolidated revenues. For the year ended June 30, 2007, two customers accounted for approximately 43% of consolidated revenues.

Investment in Affiliate

In fiscal 2005 we invested $750,000 in an unaffiliated third party, Health Fusion, Inc. in connection with a strategic relationship established with this company. We own less than 4% of the outstanding stock of Health Fusion and account for this investment using the cost method.

Investment in Joint Venture

In June 2008 we formed a joint venture with EncounterCare Solutions, Inc., called ExpressMD™ Solutions to provide in-home patient vital signs monitoring systems and services. ExpressMD Solutions combines EncounterCare’s Electronic House Call™ patient vital signs monitoring appliances with a specially designed web-based management and monitoring software module based on Authentidate’s Inscrybe™ Healthcare platform. The service enables unattended measurements of patients’ vital signs and related health information and is designed to aid wellness and preventative care, and deliver better care to specific patient segments such as the elderly, special needs or pediatric patients with chronic illnesses who require regular monitoring of serious medical conditions. Using ExpressMD Solution’s offerings, health care providers will be able to easily view each specific patient’s vital statistics and make adjustments to the patient’s care plan via the Internet. The service will provide intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Health care providers and health insurers are also expected to benefit by having additional tools to improve patient care and reduce overall in-person and emergency room patient visits. In April 2009, the joint venture received 510(k) market clearance from the FDA for the monitoring appliance.

The company and EncounterCare Solutions, Inc. each own fifty percent of the joint venture and neither party has any special rights under the joint venture agreement. At June 30, 2009 and 2008, ExpressMD Solutions did not have any assets or liabilities and EncounterCare Solutions, Inc. does not have any recourse to our general credit. ExpressMD Solutions is consolidated in our financial statements because we are currently electing to provide the majority of funding for the joint venture and are deemed to be the primary beneficiary. For the years ended June 30, 2009 and 2008, we made advances of approximately $392,000 and $143,000, respectively, to the joint venture to cover development and operating expenses. Although we expect to recover these advances as the joint venture generates revenues, there can be no assurance that such amounts will be recovered. Therefore, these amounts have been expensed as incurred and charged to selling, general and administrative expenses. In addition, we may decide to advance additional amounts to further joint venture activities.

Reclassification

Certain amounts for the year ended June 30, 2008 have been reclassified to conform to the presentation of such amounts for the year ended June 30, 2009.

Present Accounting Standards Not Yet Adopted

FAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for certain nonfinancial assets and liabilities as to which the date is fiscal years beginning after November 15, 2008. We are currently evaluating the impact of this standard for nonfinancial assets and liabilities on our Consolidated Financial Statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2009, 2008, and 2007

In December 2007, the FASB issued Financial Accounting Standard (FAS) No.141 (Revised 2007), “Business Combination”. Under FAS No.141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS No. 141R also changed the accounting treatment for certain specific items, including: acquisition costs will generally be expensed as incurred; non controlling interests will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. In April 2009, the FASB issued FASB Staff Position FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” which amends and clarifies FAS No. 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated or if fair value cannot be reasonably estimated, in accordance with FAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”; remove the subsequent accounting guidance for assets and liabilities arising from contingencies from FAS No. 141R, and carry forward without significant revision the guidance in FAS No. 141, “Business Combinations”; eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date; and require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with FAS No. 141R. FAS No. 141R and FAS 141R-1 apply prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008; and early adoption is prohibited. FAS No. 141R will have an impact on the company’s accounting for future business combinations, once adopted, but the effect is dependent upon the acquisitions that are made in the future.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2009, 2008, and 2007

In June 2009, the FASB issued Financial Accounting Standard (FAS) No. 167 “Amendments to FASB Interpretation No. 46(R)”. FAS No. 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. FAS No. 167 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 and early adoption is not permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In June 2009, the FASB issued Accounting Standards Update (ASU) 2009-01, “Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards (FAS). No. 168—The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles”. ASU 2009-01 amends the Codification for the issuance of FAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162”, in June 2009. FAS No. 168 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritiative. FAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS No. 168 and ASU 2009-01 is not expected to have a material impact on the company’s results of operations or financial position.

In June 2009, the FASB issued Accounting Standards Update (ASU) 2009-02, “Omnibus Update-Amendments to Various Topics for Technical Corrections” which makes a number of technical corrections to various topics in the Codification. ASU 2009-02 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASU 2009-02 is not expected to have a material impact on the company’s results of operations or financial position.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-03, “SEC Update-Amendments to Various Topics Containing SEC Staff Accounting Bulletins.” This update represents technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to the Codification text. ASU 2009-03 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASU 2009-03 is not expected to have a material impact on the company’s results of operations or financial position.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-04, “Accounting for Redeemable Equity Instruments—Amendments to Section 480-10-S99.” This update amends Topic 480, “Distinguishing Liabilities from Equity,” reflecting the SEC staff’s views regarding the application of Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks,” formerly addressed in EITF Abstracts, Topic D-98, “Classification and Measurement of Redeemable Securities.” ASU 2009-04 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASU 2009-04 is not expected to have a material impact on the company’s results of operations or financial position.

In September 2009, the FASB issued Accounting Standards Update (ASU) 2009-06, “Income Taxes (Topic 740)-Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2009, 2008, and 2007

Nonpublic Entities.” This update provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities. ASU 2009-06 is effective for interim and annual periods ending after September 15, 2009. The adoption of ASU 2009-06 is not expected to have a material impact on the company’s results of operations or financial position.

2. Share-Based Compensation

The company accounts for share-based compensation in accordance with FAS 123R which requires all share-based payments, including grants of stock options, to be recognized in the income statement as a compensation expense, based on their fair values. Under the provisions of FAS 123R, the estimated fair value of options granted under the company’s Employee Stock Option Plan and Non-Executive Director Stock Option Plan are recognized as compensation expense over the option-vesting period.

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

The Board or the Committee may in its sole discretion grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option. As of June 30, 2009, 2008 and 2007, no loans had been granted or guaranteed. Loans may not be granted or guaranteed for executive officers.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2009, 2008, and 2007

Stock option activity under the 2000 Plan is as follows (in thousands, except per share and average life data):

Employees Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30 2006	4,284	$4.95
Granted	551	2.28
Expired/forfeited	(505)	4.69

Outstanding, June 30, 2007	4,330	4.64
Granted	889	1.23
Expired/forfeited	(1,412)	1.17

Outstanding, June 30, 2008	3,807	3.87
Granted	504	0.44
Expired/forfeited	(663)	3.33

Outstanding, June 30, 2009	3,648	$3.49	5.36	$405

Exercisable at June 30, 2009	2,916	$4.18	4.38	$48

Expected to vest at June 30, 2009	593	$0.74	9.25	$289

2001 Non-Executive Director Stock Option Plan

In January 2002, our shareholders approved the 2001 Non-Executive Director Stock Option Plan to replace the 1992 Non-Executive Director Stock Plan and approved an amendment to the Plan in February 2004 (the “2001 Director Plan”). Under the 2001 Director Plan, options may be granted until December 2011 to (i) non-executive directors as defined and (ii) members of any advisory board established by the company who are not full-time employees of the company or any of its subsidiaries. The 2001 Director Plan, as amended, provides that each non-executive director will automatically be granted an option to purchase 40,000 shares upon joining the Board of Directors and 10,000 shares on each September 1st thereafter, prorated based upon the amount of time such person served as a director during the period beginning twelve months prior to September 1st .. Additionally, non-executive directors, upon joining the Board and for a period of one year thereafter, will be entitled to purchase restricted stock from the company at a price equal to 80% of the closing price on the date of purchase up to an aggregate purchase price of $100,000. Each eligible director of an advisory board will receive, upon joining the advisory board, and on each September 1st thereafter, an option to purchase 5,000 shares of the company’s common stock, provided such person has served as a director of the advisory board for the previous 12-month period.

On January 17, 2007, the shareholders approved several amendments to the 2001 Non-Executive Director Stock Option Plan whereby non-executive director stock options expire ten years from the original date of grant, non-executive directors will have up to two years to exercise their options after leaving the board and may elect to receive up to 50% of their cash director compensation in restricted common stock of the company issued at fair value in accordance with the terms of the Plan. On May 20, 2009 the shareholders approved an amendment to increase this percentage to 100%. For the year ended June 30, 2009, the company issued 296,086 shares of restricted common stock valued at approximately $108,000 to certain non-executive directors in connection with this program.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2009, 2008, and 2007

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

In fiscal 2010, the company granted 50,000 options under the 2001 Director Plan at an exercise price of $1.15 per share. In August 2009, the company also issued 6,458 shares of restricted common stock valued at approximately $7,750 to certain non-executive directors under the program discussed above.

A schedule of director stock option activity is as follows (in thousands, except per share and average life data):

Non-Executive Director Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2006	295	$4.95
Options granted equal to market price	65	2.03
Options expired	(20)	3.76

Outstanding, June 30, 2007	340	4.47
Options granted equal to market price	70	1.32

Outstanding, June 30, 2008	410	3.93
Options granted equal to market price	60	0.58

Outstanding, June 30, 2009	470	$3.50	5.49	$37

Share-based compensation expense by category is as follows (in thousands):

	Year Ended June 30,
	2009	2008	2007
SG&A	$372	$940	$1,651
Product development	33	134	120
Cost of revenues	5	6	7

Share-based compensation expense	$410	$1,080	$1,778

FAS No. 123R requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The company did not realize any tax benefits from the exercise of stock options during the years ended June 30, 2009, 2008 and 2007.

We computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. We based our estimate of the life of these

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2009, 2008, and 2007

options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on our historical stock volatility and historical stock volatility of comparable companies in the industry. The assumptions used in our Black-Scholes calculations for fiscal 2009, 2008 and 2007 are as follows:

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

As of June 30, 2009, there was approximately $286,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. This expense is expected to be recognized over a weighted-average period of 21 months.

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

The total intrinsic value of options exercised was $0 for each of the fiscal years ended June 30, 2009, 2008 and 2007, respectively. The weighted average grant date fair value of options granted during the fiscal years ended June 30, 2009, 2008 and 2007 was approximately $0.24, $0.68 and $0.71. The values were calculated using the Black-Scholes model.

The total fair value of shares vested was $401,000, $657,000 and $1,376,000 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2009, 2008, and 2007

3. Loss per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Year Ended June 30,
	2009	2008	2007
Loss from continuing operations	$(9,367)	$(15,811)	$(16,118)
Income from discontinued operations, including gain on disposals of $1,264	—	—	1,055

Net loss	(9,367)	(15,811)	(15,063)
Preferred stock dividends	(70)	(70)	(70)

Net loss applicable to common shareholders	$(9,437)	$(15,881)	$(15,133)

Weighted average shares	34,538	34,485	34,418

Basic and diluted income (loss) per common share
Continuing operations, less preferred dividends	$(0.27)	$(0.46)	$(0.47)
Discontinued operations	—	—	0.03

Basic and diluted loss per common share	$(0.27)	$(0.46)	$(0.44)

All common stock equivalents were excluded from the loss per share calculation for all periods presented because the impact is antidilutive. At June 30, 2009, options (4,118,000), warrants (150,000), performance based consultant options (375,000), and convertible preferred stock (28,000 preferred shares convertible into 500,000 common shares) were outstanding. At June 30, 2008, options (4,217,000), warrants (400,000), performance based consultant options (375,000) and convertible preferred stock (28,000 preferred shares convertible into 500,000 common shares were outstanding. At June 30, 2007, options (4,670,000), warrants (714,000), performance based consultant options (375,000) and convertible preferred stock (28,000 preferred shares convertible into 500,000 common shares) were outstanding.

4. Discontinued Operations, Note Receivable and Assets Held for Sale

In June 2007, the company completed the sale of its Document Management Solutions and Systems Integration businesses, to Astria Solutions Group, LLC (“Astria”). Astria was newly formed as a New York limited liability company organized by members of the acquired businesses’ senior management team. Under the terms of the definitive Asset Purchase Agreement, dated as of May 31, 2007, the company received approximately $7,100,000 for the acquired businesses and related assets (including cash of $750,000). Astria paid the company $3,250,000 in cash, issued to the company a $2,000,000 seven-year note bearing an interest rate of 8.5% (“Note”), assumed approximately $1,600,000 in liabilities related to the acquired businesses, and agreed to pay the company approximately $270,000 based on the collection of deferred accounts receivable following the closing. In connection with the sale of the businesses and related assets, the company recorded a gain of approximately $1,264,000. The reported gain does not include any value for the Note. As discussed below, additional gain, if any, will be recorded as management determines that the debtor’s cash flows from operations are sufficient to repay the debt, using the guidance under Staff Accounting Bulletin No. 103—Topic 5U “Gain Recognition on Sale of a Business or Operating Assets to a Highly Leveraged Entity”.

In connection with the sale, Astria also entered into a seven-year lease for a portion of the building owned by the company in Schenectady, New York where the acquired businesses are located. Under the terms of the

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2009, 2008, and 2007

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

A summary of the operating results for the discontinued operations is as follows (in thousands):

	Year Ended June 30,
	2009	2008	2007
Revenues	$—	$—	$9,158

Operating loss	$—	$—	$(209)

Assets held for sale consist of the following (in thousands):

	June 30,
	2009	2008
Land and building	$2,000	$2,000

The land and building is listed for sale and is carried at estimated market value less estimated cost to sell.

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,		Estimated Useful Life In Years
	2009	2008
Machinery and equipment	$3,586	$3,572	3-6
Furniture and fixtures	329	319	5-7
Leasehold improvements	240	240	5

	4,155	4,131
Less: Accumulated depreciation and amortization	(3,606)	(3,117)

	$549	$1,014

Depreciation and amortization expense on property and equipment for the years ended June 30, 2009, 2008 and 2007 was approximately $489,000, $617,000 and $770,000, respectively.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2009, 2008, and 2007

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30,
	2009	2008
Accounts payable and accrued expenses	$1,585	$1,830
Accrued severance	—	20

	$1,585	$1,850

7. Income Taxes

At June 30, 2009, the company had federal net operating loss carryforwards for tax purposes of approximately $113,000,000. These losses expire in various years between fiscal 2010 and fiscal 2029. At June 30, 2009, the company had a foreign loss carry forward of approximately $8,600,000 which does not expire and can be carried forward indefinitely.

Pre-tax book (loss) from foreign sources totaled approximately $(527,000), $(1,350,000) and $(805,000) for the years ended June 30, 2009, 2008 and 2007, respectively.

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

The provision for income taxes for continuing operations differs from the amount computed by applying the federal statutory rate of 34% as follows (in thousands):

	Year Ended June 30,
	2009	2008	2007
Computed expected tax benefit	$(3,185)	$(5,376)	$(5,480)
Benefit attributable to net operating loss carryforward and other deductible temporary differences not recognized	3,185	5,376	5,480

Income tax expense	$—	$—	$—

The components of deferred tax assets and liabilities consist of the following (in thousands):

	Year Ended June 30,
	2009	2008
Deferred tax asset:
Investments in affiliated companies	$297	$297
Intangible assets	774	803
Deferred compensation	1,381	1,323
Deferred gain on sale of business	820	820
Accrued expenses and other	345	305
Net operating loss and tax credit carryforwards	46,429	43,539

Total gross deferred tax assets	50,046	47,087
Less: Valuation allowance	(50,046)	(47,087)

Net deferred tax assets	$—	$—

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2009, 2008, and 2007

The company has recorded a full valuation allowance of an amount equal to its deferred tax assets less deferred tax liabilities since it believes it is more likely than not that such deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended June 30, 2009, 2008 and 2007 was an increase of approximately $2,959,000, $4,236,000 and $7,173,000, respectively.

8. Lease Commitments

The company is obligated under operating leases for facilities, vehicles and equipment expiring at various dates through the year 2015. Certain of these leases contain escalation clauses Future minimum payments are as follows (in thousands):

		Operating Leases
Year Ending June 30:	2010	$913
	2011	840
	2012	840
	2013	852
	2014	561
	Thereafter	889

		$4,895

Rental expense was approximately $775,000, $747,000 and $706,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

At June 30, 2009 and 2008, restricted cash was being held as collateral for letters of credit securing certain lease payments.

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

10. Common Stock Warrants

During the fiscal year ended June 2003 the company issued warrants to purchase approximately 864,000 shares of Authentidate’s common stock at prices ranging from $2.50 to $3.00 per share. During fiscal 2004 the company issued warrants to purchase 296,400 shares, of common stock at an exercise price of $3.00 per share. These warrants were issued in connection with the sale of convertible debentures and expired at various times through September 2008. All of these convertible debentures were converted during fiscal 2004 and all amounts related to beneficial conversion features, debt discounts and deferred financing fees were charged to operations in fiscal 2004.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2009, 2008, and 2007

During fiscal 2003 and 2004, the company issued warrants to purchase approximately 182,000 shares of the company’s common stock at prices ranging from $3.00 to $3.26 per share. These warrants were issued in connection with certain private equity offerings and expired at various times through September 2007.

During fiscal 2004 and 2005, the company issued warrants to purchase approximately 320,000 shares of the company’s common stock to various consultants as compensation for services provided which expired at various times through October 2008. These warrants were fully vested and had exercise prices between $3.00 and $20.00. The fair value of all of these warrants, as determined under the Black Scholes Model, was charged to operations in fiscal 2004 and fiscal 2005.

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

All of the outstanding warrants are exercisable. A schedule of common stock warrant activity is as follows (in thousands, except per share and average life data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2006	1,221	$5.94
Warrants expired	(507)	3.35

Outstanding, June 30, 2007	714	7.77
Warrants issued	150	0.39
Warrants expired	(464)	2.91

Outstanding, June 30, 2008	400	10.65
Warrants expired	(250)	16.80

Outstanding, June 30, 2009	150	$0.39	2.75	$122

11. Commitments and Contingencies

Between June and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York (“S.D.N.Y.”) against our company and certain of its current and former directors and former officers. Plaintiffs in those actions alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The securities law claims were based on the allegations that we failed to disclose that our August 2002 agreement with the USPS contained certain performance metrics, and that the USPS could cancel the agreement if we did not meet these metrics; that we did not disclose complete and accurate information as to our performance under, and efforts to renegotiate, the USPS agreement; and that when we did disclose that the USPS might cancel the agreement, the market price of our stock declined. On October 5, 2005 the Court consolidated the class actions under the caption In re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS), and appointed the Illinois State Board of Investment as lead plaintiff under the Private Securities Litigation Reform Act. The plaintiff filed an amended consolidated complaint on January 3, 2006, which asserted the same claims as the prior complaints and also alleged that Authentidate violated the federal securities laws by misrepresenting

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2009, 2008, and 2007

that it possessed certain patentable technology. On July 14, 2006, the Court dismissed the amended complaint in its entirety; certain claims were dismissed with prejudice and plaintiff was given leave to replead those claims which were not dismissed with prejudice. In August 2006, plaintiff filed a second amended complaint, which did not assert any claims relating to the company’s patents or under the Securities Act of 1933, but which otherwise was substantially similar to the prior complaint. The second amended complaint sought unspecified monetary damages. The company moved to dismiss the second amended complaint on November 13, 2006. On March 26, 2009, the S.D.N.Y. dismissed, with prejudice, the second amended complaint. The lead plaintiff filed an appeal which is currently pending with the U.S. Court of Appeals for the Second Circuit.

In addition to the class action complaints, four purported shareholder derivative actions were filed against certain current and former directors and former officers of the company in June and July 2005 in the S.D.N.Y. These federal court derivative actions were based on substantially the same events and factual allegations as the original class action complaints and asserted claims that Authentidate was injured by an alleged breach of fiduciary duty, waste, mismanagement, violations of Sarbanes-Oxley, and misappropriation of inside information. The derivative complaints sought, among other things, damages, equitable relief, restitution, and payment of costs and expenses incurred in the litigation (including legal fees). Plaintiffs in the derivative actions entered into a Court-approved stipulation providing for the consolidation of their actions and the selection of Maxine Philips as the lead plaintiff. Plaintiffs filed a consolidated complaint on November 14, 2005, which defendants moved to dismiss on January 13, 2006 on the ground that plaintiffs had not made a proper demand on the Board of Directors. On March 20, 2006, before the motion to dismiss was decided, plaintiffs in the federal court derivative action voluntarily dismissed their complaint without prejudice. On April 6, 2006, the court held a hearing to confirm, among other things, that plaintiffs had not received any payment or other consideration for the dismissal of their claims. At the hearing plaintiffs agreed to file a motion seeking court approval for the dismissal. Plaintiffs filed this motion on April 18, 2006 and the court entered an order dismissing the consolidated complaint on May 5, 2006. Subsequently, on May 25, 2006, the plaintiffs sent a letter to the Board of Directors demanding that it file a derivative suit on behalf of the company which asserts the same claims as the complaint which plaintiffs voluntarily dismissed only weeks earlier.

On December 13, 2005, a purported shareholder derivative action was filed in the Supreme Court of New York, Schenectady County, entitled Elkin v. Goldman et al., No. 2005-2240. Plaintiff in that action demanded that our Board of Directors file a derivative action on behalf of the company against nine of its current and former directors and former officers. The complaint asserts the same claims that are alleged in the derivative actions in the S.D.N.Y. The Board of Directors, following a recommendation from a committee of the Board composed of outside, non-employee directors who were advised by independent outside counsel, concluded that commencing litigation, as demanded by Elkin, is not in the company’s best interest.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2009, 2008, and 2007

us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2009, we are not aware of any obligations under such indemnification agreements that would require material payments.

12. Supplemental Cash Flow Information

Cash Flows

We did not pay any income taxes or interest during the fiscal years ended June 30, 2009, 2008 or 2007. As of June 30, 2008 we recorded a cumulative gross unrealized holding loss of $500,000 related to certain marketable securities in accumulated other comprehensive loss. During fiscal 2009 we recorded a cumulative gross unrealized holding gain of $500,000 as we recovered the par value of such securities.

13. Employee Benefit Plan

The company maintains a qualified defined contribution 401(k) profit sharing plan for all eligible employees and may make discretionary contributions in percentages of compensation, or amounts as determined by our Board of Directors. The company did not make any contributions to the plan for the years ended June 30, 2009, 2008 and 2007.

14. Goodwill and Other Intangible Assets

The company performs an annual impairment analysis of goodwill at the end of the fiscal year. Any adverse development or change in its business during the year would require an interim assessment. For the year ended June 30, 2009 there were no adverse developments or changes that required such an assessment. Based on the results of our year end impairment testing, we determined the carrying amount of goodwill was not impaired. Goodwill of $7,291,000 relates to our business in Germany.

Other intangible assets consist of the following (in thousands) and are included in other assets:

	June 30, 2009			June 30, 2008			Useful Life In Years
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$342	$157	$185	$342	$137	$205	17
Trademarks	146	52	94	146	45	101	20
Acquired technologies	72	72	—	72	72	—	2
Licenses	1,263	1,066	197	1,247	918	329	3

Total	$1,823	$1,347	$476	$1,807	$1,172	$635

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2009, 2008, and 2007

The company amortizes other intangible assets using the straight line method. Amortization expense was approximately $175,000, $273,000 and $125,000 for the years ended June 30, 2009, 2008 and 2007, respectively. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

2010	$112
2011	105
2012	61
2013	27
2014	27
Thereafter	144

$476

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2009, 2008, and 2007

Revenues from external customers include revenues from the German operations of approximately $4,086,000, $3,769,000 and $3,335,000 for years ended June 30, 2009, 2008 and 2007, respectively. This operation had assets of approximately $948,000, $1,299,000 and $2,153,000 at June 30, 2009, 2008 and 2007, respectively.

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

As of June 30, 2009, 22,000 Series B preferred shares have been converted leaving 28,000 shares outstanding. Commencing October 2004, the Series B preferred stock is redeemable at the option of the company

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2009, 2008, and 2007

without regard to the closing price of the company’s common stock. During the fiscal years ended June 30, 2009 and 2008, no Series B preferred stock was redeemed.

18. Related Party Transactions

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

On March 31, 2009, we entered into an agreement with CCM Master Qualified Fund, Ltd. (“CCM”), a holder of in excess of 5% of our outstanding common stock to repurchase 547,000 shares of common stock held by CCM for an aggregate purchase price of $147,690. In addition, four of our officers and directors executed similar agreements with CCM whereby such persons purchased an aggregate of 990,000 shares of our common stock for an aggregate purchase price of $272,250. The shares acquired by the company’s affiliates are as follows: O’Connell Benjamin—185,000 shares, William Marshall—185,000 shares, John J. Waters—370,000 shares, and J. David Luce, through an affiliated entity—250,000 shares. These transactions were privately negotiated transactions among CCM, the company and the other purchasers. The shares purchased by the company were retired as of March 31, 2009.

On August 6, 2009, the Board of Directors agreed to award options to purchase 500,000 shares of common stock to Mr. J. David Luce, a member of the Board of Directors as a fee for services rendered in connection with

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2009, 2008, and 2007

our Express MD Solutions joint venture (the “Joint Venture”). The options were awarded under our 2000 Plan and are exercisable for a period of ten years at a per share exercise price of $2.00, subject to vesting conditions. The options will vest solely in the event that the Joint Venture (or a successor) achieves revenues in the aggregate amount of at least $5,000,000 prior to the second anniversary of the option grant date (the “Target Date”). In the event such metric is achieved, 250,000 options will vest. The remaining options will vest only if the Joint Venture (or a successor) achieves revenues in the aggregate amount of $10,000,000 prior to the Target Date. Due to the this arrangement, the company’s Board of Directors determined that Mr. Luce no longer satisfies the criteria for independence under the applicable rules of the Nasdaq Stock Market and accordingly, Mr. Luce resigned from his membership on the company’s Management Resources and Compensation Committee and Nominating and Corporate Governance Committee immediately prior to the Board of Directors’ consideration of this matter. Mr. Luce, however, continues to serve as a member of the company’s Board of Directors.

19. Other Income

Other income consists of the following (in thousands):

	Year Ended June 30,
	2009	2008	2007
Interest income	$364	$1,333	$1,929
Rental income	187	187	15
Miscellaneous income (expense)	—	(116)	10

Total other income	$551	$1,404	$1,954

20. Accounting Standards Adopted in Fiscal 2009

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2009, 2008, and 2007

The company’s assets subject to fair value measurements as of June 30, 2009 are as follows (in thousands):

	Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Current marketable securities - available for sale	$6,103	$6,103	$—	$—
Assets held for sale	2,000	—	—	2,000

Total	$8,103	$6,103	$—	$2,000

The reconciliation of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Level 3 Investments
Balance at June 30, 2008	$12,325
Proceeds from sale of auction rate securities	(10,825)
Unrealized gains recorded to other comprehensive income	500
Losses deemed to be other than temporary recorded in earnings	—

Balance at June 30, 2009	$2,000

At June 30, 2009, the company has $2.0 million of non-financial assets held for sale that are valued using level 3 inputs. The company does not have any financial liabilities. For the year ended June 30, 2009, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings. The adoption of FAS No. 157 has not impacted the company’s results of operations and financial position.

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

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Standards”. FAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are in conformity with generally accepted accounting principles for nongovernmental entities. This standard became effective November 15, 2008 and had no impact on the company’s results of operations or financial position.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; eliminates the proposed presumption that all transactions are

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2009, 2008, and 2007

distressed (not orderly) unless proven otherwise; includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly; and requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FAS 157-4 and to quantify its effects, if practicable. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FAS 157-4 has not impacted the company’s results of operations or financial position.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” which changes existing guidance for determining whether an impairment is other than temporary to debt securities; replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses; and requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income. FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FAS 115-2 and FAS 124-2 has not impacted the company’s results of operations or financial position.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which amends FASB No. 107, “Disclosures about Fair Value of Financial Instruments”, to require an entity to provide disclosures about fair value of financial instruments in interim financial information, and APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. Under this standard, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FAS 107-1 and APB 28-1 has not impacted the company’s results of operations or financial position.

In May 2009, the FASB issued Financial Accounting Standard (FAS) No. 165. “Subsequent Events” FAS No.165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are used or are available to be issued. Specifically, FAS No.165 provides: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS No.165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. In connection with the adoption of FAS No. 165, management evaluated subsequent events through September 24, 2009, the date our financial statements were issued.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2009, 2008, and 2007

20. Merger

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

As originally structured, the closing of the merger would have used substantially all of the company’s cash and marketable securities. Therefore, following the merger the combined company would have been dependent on cash flows from operations, the net working capital of Parascript on the closing date, and Parascript’s existing line of credit to meet its future cash needs. Parascript’s line of credit expires annually in April. Historically, Parascript has been able to obtain a renewal of the line of credit on commercially reasonable terms. However, in light of the uncertainty in the credit markets and changes in Parascript’s business, the board of directors of the company was considering various proposals to change the structure of the proposed merger. The parties were unable to reach an agreement on a modified merger proposal and did not execute an amendment to the merger agreement. On January 21, 2009 the company received a notice of termination from Parascript. In connection with the termination of the merger agreement, we have written-off deferred deal expenses of approximately $907,000 during the year ended June 30, 2009. These expenses are included in selling, general and administrative expenses.

21. Quarterly Financial Data (Unaudited)

	(in thousands)
Fiscal Year ended June 30,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Continuing operations:
Revenues	$1,690	$1,604	$2,015	$1,567
Operating expenses	4,338	4,294	4,223	3,939
Loss	(2,446)	(2,554)	(2,095)	(2,272)
Net loss	(2,446)	(2,554)	(2,095)	(2,272)
Loss per share	$(0.07)	$(0.07)	$(0.06)	$(0.07)

2008
Continuing operations:
Revenues	$1,048	$1,661	$1,683	$1,675
Operating expenses	6,162	7,567	5,151	4,402
Loss	(4,583)	(5,476)	(3,119)	(2,633)
Net loss	(4,583)	(5,476)	(3,119)	(2,633)
Loss per share	$(0.13)	$(0.16)	$(0.09)	$(0.08)

2007
Continuing operations:
Revenues	$883	$1,002	$1,793	$1,320
Operating expenses	5,842	5,509	5,536	6,183
Loss	(4,369)	(3,999)	(3,253)	(4,497)
Net loss	(4,295)	(3,812)	(3,381)	(3,575)
Loss per share	$(0.12)	$(0.11)	$(0.10)	$(0.10)

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2009, 2008, and 2007

22. Subsequent Events

Management evaluated subsequent events through September 24, 2009, the date our financial statements were issued. On September 23, 2009, the company entered into a Standby Commitment (the “Commitment”) with an accredited investor (the “Lender”) pursuant to which the Lender agreed to purchase senior secured convertible debentures (the “Convertible Debentures”) in an aggregate principal amount of up to $3,000,000 (the “Total Commitment Amount”). During the 12-month commitment term, upon at least 30 days’ written notice by the company, the Lender will purchase Convertible Debentures in the aggregate principal amount specified in such notice. In the event Convertible Debentures are sold, the company would also issue the Lender 13,333 common stock purchase warrants for each $100,000 of Convertible Debentures sold (the “Warrants”). In addition, the company issued an additional 400,000 Warrants to the Lender in consideration of the commitment to provide the financing. The company intends to use any proceeds resulting from the sale of the Convertible Debentures for working capital and general corporate purposes. The Convertible Debentures will mature on the 18 month anniversary of issuance and bear interest at the rate of 10% per annum, payable quarterly in cash or shares of common stock priced at market at the company’s option, and are convertible into shares of the company’s common stock at a conversion price of $1.20 per share. The Convertible Debentures will be senior obligations of the company and are secured by substantially all of the company’s assets. The Warrants will be exercisable for five years at an exercise price equal to the conversion rate of the Convertible Debentures. If the company closes a financing with a third party or sells certain of its assets, then the company shall redeem the maximum amount of any outstanding Convertible Debentures of which the net proceeds would be sufficient to repay. In addition, if sufficient, the net proceeds from such a transaction would then be applied to reduce any then-undrawn portion of the Total Commitment Amount. Further, if such a transaction occurs while no Convertible Debentures are outstanding, the Total Commitment Amount will be reduced by the net proceeds generated from such transaction. The company and Lender will execute more definitive documents pertaining to the Commitment as soon as practicable. However, the Lender agreed that the Commitment is a binding obligation as of the date it was executed. The Lender is an entity affiliated with Mr. Douglas Luce, who is a brother of Mr. J. David Luce, a member of the company’s board of directors. The Convertible Debentures and Warrants will be restricted securities issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.