Form 10-Q
period 2009-09-30
AUTHENTIDATE HOLDING CORP
filed 2009-11-16
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2009
Common Stock, $0.001 par value per share	34,317,899 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

( in thousands, except per share data )	September 30, 2009 (Unaudited)	June 30, 2009

Assets
Current assets
Cash and cash equivalents	$765	$461
Restricted cash	732	512
Marketable securities	2,992	6,103
Accounts receivable, net	1,509	1,024
Prepaid expenses and other current assets	1,615	877

Total current assets	7,613	8,977
Property and equipment, net	479	549
Note receivable, net of deferred gain of $2,000	—	—
Other assets
Software development costs, net	2,048	2,182
Goodwill	7,341	7,341
Other assets	1,725	1,221
Assets held for sale	2,000	2,000

Total assets	$21,206	$22,270

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$1,976	$1,585
Deferred revenue	886	823
Other current liabilities	184	182

Total current liabilities	3,046	2,590
Long-term deferred revenue	140	140

Total liabilities	3,186	2,730

Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value; 5,000 shares authorized Series B, 28 shares issued and outstanding	3	3
Common stock, $.001 par value; 75,000 shares authorized, 34,299 and 34,286 issued and outstanding on September 30, 2009 and June 30, 2009, respectively	34	34
Additional paid-in capital	166,665	166,052
Accumulated deficit	(148,574)	(146,443)
Accumulated other comprehensive loss	(108)	(106)

Total shareholders’ equity	18,020	19,540

Total liabilities and shareholders’ equity	$21,206	$22,270

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
(in thousands, except per share data)	2009	2008

Revenues
Software licenses and support	$1,496	$983
Hosted software services	526	707

Total revenues	2,022	1,690

Operating expenses
Cost of revenues	870	735
Selling, general and administrative	2,578	2,827
Product development	507	423
Depreciation and amortization	274	353

Total operating expenses	4,229	4,338

Operating loss	(2,207)	(2,648)

Other income, net	94	202

Net loss	$(2,113)	$(2,446)

Basic and diluted loss per share	$(0.06)	$(0.07)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
(in thousands)	2009	2008

Cash flows from operating activities
Net loss	$(2,113)	$(2,446)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	274	353
Share-based compensation	62	270
Restricted shares issued for services	18	32
Changes in assets and liabilities
Accounts receivable	(485)	413
Prepaid expenses and other current assets	(738)	(657)
Accounts payable, accrued expenses and other liabilities	375	(129)
Deferred revenue	63	(73)

Net cash used in operating activities	(2,544)	(2,237)

Cash flows from investing activities
Restricted cash	(220)	—
Purchases of property and equipment and other assets	—	(6)
Other intangible assets acquired	(2)	(6)
Capitalized software development costs	(39)	(181)
Net sales of marketable securities	3,111	800

Net cash provided by investing activities	2,850	607

Cash flows from financing activities
Net cash used in financing activities	—	—

Effect of exchange rate changes on cash flows	(2)	(27)

Net increase (decrease) in cash and cash equivalents	304	(1,657)

Cash and cash equivalents, beginning of period	461	4,493

Cash and cash equivalents, end of period	$765	$2,836

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries and joint venture (collectively, the “company”). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the company’s Form 10-K for the fiscal year ended June 30, 2009 and the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2. Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2009	2008

Net loss	$(2,113)	$(2,446)
Preferred stock dividends	(18)	(18)

Net loss applicable to common shareholders	$(2,131)	$(2,464)

Weighted average shares	34,292	34,606

Basic and diluted loss per common share	$(0.06)	$(0.07)

All potential common shares were excluded from the calculation of net loss per share for the periods presented because their impact is antidilutive. At September 30, 2009, employee and non-executive director options (4,358,000), warrants (550,000), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding. At September 30, 2008, employee and non-executive director options (3,915,000), warrants (400,000), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding.

3. Share-Based Compensation

Share-based compensation by category is as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
SG&A	$43	$235
Product development	14	33
Cost of revenues	5	2

Share-based compensation expense	$62	$270

The company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The company based its estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on the company’s historical stock volatility for the fiscal year ending 2009. The assumptions used in the company’s Black-Scholes calculations for fiscal 2010 and 2009 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Option Life (Months)
Fiscal year 2010	2.5%	0%	103%	48
Fiscal year 2009	3.2%	0%	66%	48

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Stock option activity under the Employees and Non-Executive Directors Stock Option Plans (the “Plans”) for the period ended September 30, 2009 is as follows (in thousands, except per share and average life data):

Employees Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2009	3,648	$3.49	5.36	$405
Granted	500	2.00
Expired/forfeited	(310)	5.70

Outstanding, September 30, 2009	3,838	$3.12	6.11	$601

Exercisable at September 30, 2009	2,701	$3.90	4.74	$38

Expected to vest at September 30, 2009	902	$1.27	9.38	$362

Non-Executive Director Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2009	470	$3.50	5.49	$37
Granted	50	1.15

Outstanding, September 30, 2009	520	$3.43	5.83	$69

Non-executive director options are granted at market price and vest on the grant date.

As of September 30, 2009, there was approximately $515,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. Approximately $233,000 of this expense is expected to be recognized over a weighted-average period of 10 months. The remaining expense will be recognized if certain vesting conditions are met during the next 24 months.

There were no options exercised during the three months ended September 30, 2009 and 2008. The weighted average grant date fair value of options granted during the three month periods ended September 30, 2009 and 2008 was approximately $0.62 and $0.32, respectively. These values were calculated using the Black-Scholes option-pricing model.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The total fair value of options vested was $92,000 and $149,000 for the three month periods ended September 30, 2009 and 2008, respectively.

During fiscal 2006 the company issued 375,000 stock options to an independent consultant, exercisable at $3.25 per share. These options do not vest until the consultant realizes at least $1.0 million in sales of the company’s products; therefore no expense has been recorded as no sales have been realized through September 30, 2009. These options are not included in the disclosures above. These options expire at the later of seven years from the grant date or five years from the vesting date.

Effective January 17, 2007, the Board of Directors amended the terms of existing stock options previously granted to the company’s current employees whereby such options expire ten years from the original grant date. The incremental share-based compensation expense related to this change is being amortized as the related options vest.

On January 17, 2007, the shareholders approved several amendments to the 2001 Non-Executive Director Stock Option Plan whereby non-executive director stock options expire ten years from the original date of grant, non-executive directors will have up to two years to exercise their options after leaving the board and may elect to receive up to 50% of their cash director compensation in restricted common stock of the company issued at fair value in accordance with the terms of the Plan. On May 20, 2009, the shareholders approved an amendment to increase this percentage to 100%. During the three months ended September 30, 2009, the company issued 6,458 shares of restricted common stock (valued at approximately $7,750) to certain non-executive directors in connection with this program. In October 2009, the company issued 10,631 shares of restricted common stock (valued at approximately $14,990) to such directors under the program.

4. Comprehensive Loss:

	Three Months Ended September 30,
	2009	2008

Net loss as reported	$(2,113)	$(2,446)
Currency translation adjustment	(2)	(27)
Unrealized holding gain - marketable securities	—	400

Comprehensive loss	$(2,115)	$(2,073)

5. Marketable Securities

At September 30, 2009 our marketable securities consisted primarily of money market investments. We classify our investments as “available for sale” and they have been recorded at cost which approximates fair market value due to their variable interest rates. As a result, we have had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from such investments through September 30, 2009. All income generated from these investments is recorded as interest income.

6. Discontinued Operations, Note to Receivable and Assets Held for Sale

In June 2007, the company completed the sale of its Document Management Solutions and Systems Integration businesses, to Astria Solutions Group, LLC (“Astria”). Under the terms of the definitive Asset Purchase Agreement, Astria issued to the company a $2,000,000 seven-year note bearing interest at a rate of 8.5% (“Note”). The reported gain on this transaction did not include any value for the Note. The Note is secured by the assets of the acquired businesses sold by the company to Astria and is subordinated to the interests of the senior creditor and mezzanine lender to Astria as set forth in an intercreditor and subordination agreement among the company, Astria, and the senior creditor and mezzanine lender. The Note provides for monthly interest payments through May 2010, principal (based on a 15-year amortization) and interest payments thereafter through April 2014 and a final payment of the balance in May 2014. Based on the subordination, the extended collection period and other factors, the company has no reasonable basis for estimating the degree of collectibility of the Note. Accordingly, the company is using the guidance under Staff Accounting Bulletin No. 103—Topic 5U “Gain Recognition on Sale of a Business or Operating Assets to a Highly Leveraged Entity” for the Note and will recognize the additional gain, if any, on the sale of the businesses as management determines that the debtor’s cash flows from operations are sufficient to repay the debt.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

7. Segment Information

The FASB Accounting Standards Codification regarding Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed about operating segments of an enterprise. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President.

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

Revenues from external customers include revenues from the German operations of approximately $1,496,000 and $983,000 for the three months ended September 30, 2009 and 2008, respectively. This operation had assets of approximately $1,187,000 and $957,000 at September 30, 2009 and 2008, respectively.

8. Joint Venture

In June 2008 we formed a joint venture with EncounterCare Solutions, Inc., called ExpressMD™ Solutions to provide in-home patient vital signs monitoring systems and services. ExpressMD Solutions combines EncounterCare’s Electronic House Call™ patient vital signs monitoring appliances with a specially designed web-based management and monitoring software module based on Authentidate’s Inscrybe® Healthcare platform. The service enables unattended measurements of patients’ vital signs and related health information and is designed to aid wellness and preventative care, and deliver better care to specific patient segments such as the elderly, special needs or pediatric patients with chronic illnesses who require regular monitoring of serious medical conditions. Using ExpressMD Solution’s offerings, health care providers will be able to easily view each specific patient’s vital statistics and make adjustments to the patient’s care plan via the Internet. The service provides intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Health care providers and health insurers are also expected to benefit by having additional tools to improve patient care and reduce overall in-person and emergency room patient visits. In April 2009, the joint venture received 510(k) market clearance from the FDA for the monitoring appliance.

The company and EncounterCare Solutions, Inc. each own fifty percent of the joint venture and neither party has any special rights under the joint venture agreement. At September 30, 2009 and 2008, ExpressMD Solutions did not have any assets or liabilities and EncounterCare Solutions, Inc. does not have any recourse to our general credit. ExpressMD Solutions is consolidated in our financial statements because we are currently electing to provide the majority of funding for the joint venture and are deemed to be the primary beneficiary. For the three month periods ended September 30, 2009 and 2008, we made advances of approximately $113,000 and $140,000, respectively, to the joint venture to cover development and operating expenses. Although we expect to recover these advances as the joint venture generates revenues, there can be no assurance that such amounts will be recovered. Therefore, these amounts have been expensed as incurred and charged to selling, general and administrative expenses. In addition, we may decide to advance additional amounts to further joint venture activities.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In connection with our manufacturing and sales plans for the ExpressMD telehealth service, the company has purchased certain components and contract manufacturing services for the production of the monitoring appliance. These inventory amounts are stated at the lower of cost or market and are included in prepaid expenses and other current assets. Inventory consists of the following (in thousands):

	September 30, 2009	June 30, 2009

Purchased components	$749	$312
Finished goods	181	—

Total inventory	$930	$312

9. Goodwill and Other Intangible Assets

The company performs an annual impairment analysis of goodwill at the end of the fiscal year. Any adverse development or change in its business during the year would require an interim assessment. For the three months ended September 30, 2009 there were no adverse developments or changes that required such an assessment. Due to current economic conditions, the company reviewed its impairment analysis as of September 30, 2009 and concluded that the carrying amount of goodwill has not changed. Goodwill of $7,291,000 relates to our business in Germany.

Other intangible assets are included in other assets and consist of the following (in thousands):

	September 30, 2009			June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Patents	$342	$162	$180	$342	$157	$185
Trademarks	146	52	94	146	52	94
Acquired technologies	72	72	—	72	72	—
Licenses	1,265	1,086	179	1,263	1,066	197

Total	$1,825	$1,372	$453	$1,823	$1,347	$476

The company amortizes other intangible assets under the straight line method. Amortization expense was approximately $25,000 for the three month period ended September 30, 2009. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

2010	$92
2011	104
2012	59
2013	27
2014	27
Thereafter	144

$453

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

10. Shareholder’s Equity

The changes in shareholders’ equity for the three months ended September 30, 2009 are summarized as follows (in thousands):

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, June 30, 2009	$3	$34	$166,052	$(146,443)	$(106)	$19,540
Preferred stock dividends				(18)		(18)
Share-based compensation expense			62			62
Issuance of restricted common stock			18			18
Issuance of warrants			533			533
Currency translation adjustment					(2)	(2)
Net loss				(2,113)		(2,113)

Balance, September 30, 2009	$3	$34	$166,665	$(148,574)	$(108)	$18,020

During the three months ended September 30, 2009, no stock options or common stock warrants were exercised.

11. Preferred Stock

The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note. At September 30, 2009, the company has accrued dividends in the amount of $17,500 which remain unpaid.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2009, we are not aware of any obligations under such indemnification agreements that would require material payments.

13. Income Taxes

As provided for by the FASB Accounting Standards Codification, the company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively. The company continues to fully recognize its tax benefits which are offset by a valuation allowance due to the uncertainty that the deferred tax assets will be realized. We will continue to evaluate the realizability of our domestic net deferred tax assets and may record additional benefits in future earnings if we determine the realization of these assets is more likely than not.

14. Other Income

Other income consists of the following (in thousands):

	Three Months Ended September 30,
	2009	2008

Interest income	$49	$157
Rental income	45	45

Total other income	$94	$202

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

15. Fair Value Measurements

The company measures fair value for financial assets and liabilities in accordance with the provisions of the FASB Accounting Standards Codification (Codification) regarding fair value measurements. The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices for identical assets or liabilities that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The company’s assets subject to fair value measurements as of September 30, 2009 are as follows (in thousands):

	Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3

Current marketable securities - available for sale	$2,992	$2,992	$—	$—
Assets held for sale	2,000	—	—	2,000

Total	$4,992	$2,992	$—	$2,000

At June 30, 2009 and September 30, 2009, the company has approximately $2.0 million of assets held for sale that are valued on a non-recurring basis using level 3 inputs. The company does not have any financial liabilities. For the three months ended September 30, 2009, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings.

The Codification provisions regarding fair value measurements permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The company has elected not to measure any eligible items at fair value.

16. Merger

During fiscal 2009 we entered into a definitive merger agreement to acquire all of the membership interests of Parascript LLC and certain of its subsidiaries. The agreement also provided that either party could terminate the agreement if the proposed transaction was not consummated by December 31, 2008. On January 21, 2009 the company received a notice of termination from Parascript.

17. Accounting Standards Adopted in Fiscal 2010

In June 2009, the FASB issued guidance which is included in the Codification in FASB Accounting Standards Codification (ASC) 105, “Generally Accepted Accounting Principles” or collectively known as the “Codification”. The Codification is considered the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States except for additional authoritative rules and introspective releases issued by the SEC. All guidance contained in the Codification carries an equal level of authority. This guidance is effective for financial statements issued for interim and annual periods that ended after September 15, 2009. Effective July 1, 2009 the company adopted the Codification which had no impact on the company’s results of operations or financial position. The company also adopted the following FASB Accounting Standards Updates (ASU):

•	ASU 2009-02, “Omnibus Update-Amendments to Various Topics for Technical Corrections” which makes a number of technical corrections to various topics in the Codification.

•

ASU 2009-03, “SEC Update-Amendments to Various Topics Containing SEC Staff Accounting Bulletins.” This update represents technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to the Codification text.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

•

ASU 2009-04, “Accounting for Redeemable Equity Instruments – Amendments to Section 480-10-S99.” This update amends Topic 480, “Distinguishing Liabilities from Equity,” reflecting the SEC staff’s views regarding the application of Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks,” formerly addressed in EITF Abstracts, Topic D-98, “Classification and Measurement of Redeemable Securities.”

•

ASU 2009-06, “Income Taxes (Topic 740)-Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities.” This update provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.

•	ASU 2009-07, “Accounting for Various Topics-Technical Corrections to SEC Paragraphs” includes technical corrections to various topics containing SEC guidance based on external comments received.

•

ASU 2009-08, “Earnings Per Share-Amendments to Section 260-10-S99” includes technical corrections to Topic 260-10-S99, Earnings Per Share, based on EITF Topic D-53, “Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock” and EITF Topic D-42, “The Effective of the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock.”

•

ASU 2009-09, “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based payments to Non-Employees-Amendments to Section 323-10-A99 and 505-50-S99” represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based compensation Granted to Employees of an Equity Method Investee. An addition, FASB Accounting Standards Update 2009-09 adds SEC observer comment.

The adoption of ASU 2009-02 through 2009-09 had no impact on the company’s results of operations or financial position.

18. Standby Commitment and Related Warrants

On September 23, 2009, the company entered into a binding Standby Commitment (the “Commitment”) with an accredited investor (the “Investor”) pursuant to which the Investor agreed to purchase senior secured convertible debentures (the “Convertible Debentures”) in an aggregate principal amount of up to $3,000,000 (the “Total Commitment Amount”). During the 12-month commitment term, upon at least 30 days’ written notice by the company, the Investor will purchase Convertible Debentures in the aggregate principal amount specified in such notice. In the event Convertible Debentures are sold, the company would also issue the Investor 13,333 common stock purchase warrants for each $100,000 of Convertible Debentures sold (the “Warrants”). As of the date of this report, we have not sold any Convertible Debentures under the Commitment. In addition, the company issued an additional 400,000 warrants to the Investor in consideration of the commitment to provide the financing. The company intends to use any proceeds resulting from the sale of the Convertible Debentures for working capital and general corporate purposes. The Convertible Debentures will mature on the 18 month anniversary of issuance and bear interest at the rate of 10% per annum, payable quarterly in cash or, at our option, shares of common stock priced at market, and are convertible into shares of the company’s common stock at a conversion price of $1.20 per share. The Convertible Debentures will be senior obligations of the company and are secured by substantially all of the company’s assets. The Warrants and commitment warrants will be exercisable for five years at an exercise price equal to the conversion rate of the Convertible Debentures. If the company closes a financing with a third party or sells certain of its assets, then the company shall redeem any outstanding Convertible Debentures to the extent of the net proceeds. In addition, the Commitment will be automatically reduced by an amount equal to the balance of the net proceeds from such a transaction after the redemption of any Convertible Debentures. The company and Investor intend to execute more definitive documents pertaining to the Commitment as soon as practicable. The Investor is an entity affiliated with Mr. Douglas Luce, who is a brother of Mr. J. David Luce, a member of the company’s board of directors. The Convertible Debentures and Warrants will be restricted securities issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

In connection with issuance of the 400,000 warrants related to the Commitment, the company recorded non-cash deferred financing costs and additional paid-in capital of approximately $533,000. The deferred financing costs are included in other assets and will be amortized as other expense over the related commitment term.

19. Subsequent Events

Management evaluated subsequent events through November 16, 2009, the date our financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results

Certain statements in this Form 10-Q, including information set forth under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). We desire to avail ourselves of certain “safe harbor” provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involving known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of our software and services, competition, pricing, technological changes, implementation of our business plan, related decisions by the USPS, and other risks as discussed in our filings with the Securities and Exchange Commission, in particular our Annual Report on Form 10-K for the year ended June 30, 2009, all of which risk factors could adversely affect our business and the accuracy of the forward-looking statements contained herein.

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

Our ExpressMD™ Solutions joint venture with EncounterCare Solutions, Inc., a provider of technology and services to the home healthcare marketplace, will provide in-home patient vital signs monitoring systems and services to improve care for patients with chronic illnesses and reduce the cost of care by delivering results to their health care providers via the Internet. ExpressMD Solutions, combines EncounterCare’s Electronic House Call™ patient vital signs monitoring appliances with a specially designed web-based management and monitoring software module based on Authentidate’s Inscrybe® Healthcare platform. The service enables unattended measurements of patients’ vital signs and related health information and is designed to aid wellness and preventative care, and deliver better care to specific patient segments who require regular monitoring of medical conditions. Health care providers will be able to easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans securely via the Internet. ExpressMD Solutions’ easy to use patient monitoring system is intended to provide patients with increased peace of mind and improved condition outcomes through a combination of care plan schedule reminders and comprehensive disease management education on their in-home communication unit. The service will provide intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Health care providers and health insurers are also expected to benefit by having additional tools to improve patient care, and reduce overall in-person and emergency room patient visits.

Authentidate currently operates its business in the United States and Germany with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. In the United States the business is engaged in the development and sale of web-based services largely based on our Inscrybe® platform and related capabilities and telehealth services through our ExpressMD™ Solutions joint venture. In the United States, we offer our patent pending content authentication technology in the form of the United States Postal Service® Electronic Postmark® (EPM). In Germany the business is engaged in the development and sale of software applications that provide electronic signature and time stamping capabilities for a variety of corporate processes including electronic billing and archiving solutions and security technology offerings. Our web-based services and software applications are compliant with applicable digital signature rules and guidelines. We sell our web-based services and software applications through a direct sales effort and reseller arrangements.

For a number of years, we have experienced net losses and negative cash flow from operating activities. Our principal activities during this period have focused on developing new products and services, hiring management, refining our business strategies and repositioning our businesses for growth. Although we believe we are well positioned for such growth, we expect to continue to generate net losses and negative cash flow for the foreseeable future as we seek to expand our potential markets and generate increased revenues. See “Liquidity and Capital Resources”.

During fiscal 2009 and the early part of fiscal 2010 we have continued to take steps to refine our strategic focus, complete our core service offerings, significantly expand our addressable markets, reduce operating costs and position the company for long-term growth. In the United States we have continued to invest in our Inscrybe® platform with particular emphasis on refining and marketing Inscrybe® Healthcare, an automated and trusted Health Information Exchange and workflow management service targeting the needs of enterprises in the healthcare market, and our ExpressMD telehealth products and services. We believe our business will benefit from trends in the US healthcare industry to significantly reduce costs, shorten the length of hospital stays, shift patient care towards wellness and preventative care programs and automate healthcare records and processes. Although we have taken steps to focus our business in these areas, our progress will be impacted by the timing of customer contracts and implementations and the market acceptance of our services. Over this same period our business unit in Germany continued to grow acceptance for its electronic invoicing product, and focused on further penetrating the German healthcare market with its security technology offerings.

During this period we have also advanced the development of our ExpressMD telehealth service offering and continued to refine the capabilities of our patient vital signs monitoring appliance. We have also identified sources for the materials needed to manufacture the monitoring appliances, completed testing for the appliances and arranged for the production of the appliances with a contract manufacturer. In April 2009 we announced that we had received 510(k) market clearance from the FDA for the monitoring appliance and have been implementing our manufacturing and sales plans for ExpressMD since that time.

Our current revenues consist principally of transaction fees for web-based services, software license fees, hosting fees and maintenance charges. From our telehealth business we expect to generate revenues from hardware sales and rentals, monthly monitoring services and maintenance fees. Growth in our business is affected by a number of factors, including general economic and business conditions, and is characterized by long sales cycles. The timing of customer contracts, implementations and ramp-up to full utilization can have a significant impact on results and we believe our results over a longer period of time provide better visibility into our performance.

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

A critical accounting estimate is based on judgments and assumptions about matters that are uncertain at the time the estimate is made. Different estimates that reasonably could have been used or changes in accounting estimates could materially impact our financial statements. We believe that the policies described below represent our critical accounting policies, as they have the greatest potential impact on our financial statements. However, you should also review our Summary of Significant Accounting Policies beginning on page F-7 of the Notes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

Revenue Recognition

Revenue is currently derived from transaction fees for web-based services, software licenses, maintenance arrangements, hosting services, Electronic Postmark (EPM) sales and post contract customer support services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met: the delivered item has value to the customer on a stand alone basis; there is objective and reliable evidence of the fair value of the undelivered items in the arrangement; if the arrangement includes a general right of return relative to the delivered items, and delivery or performance of the undelivered item is considered probable and substantially in our control. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement. If these criteria are met, we allocate total revenue among the elements based on the sales price of each element when sold separately which is referred to as vendor specific objective evidence or VSOE.

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

Stock-Based Compensation

We apply the provisions of the FASB Accounting Standards Codification regarding stock compensation to account for employee and director stock option plans. Share-based employee compensation expense is determined using the Black-Scholes option pricing model which values options based on the stock price at the grant date, the exercise price of the option, the expected life of the option, the estimated volatility, expected dividend payments and the risk-free interest rate over the expected life of the options.

The company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The company based its estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on the company’s historical stock volatility. The assumptions used in the company’s Black-Scholes calculations for fiscal 2010 and 2009 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Option Life (Months)
Fiscal year 2010	2.5%	0%	103%	48
Fiscal year 2009	3.2%	0%	66%	48

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

The following analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended September 30, 2009 compared to three months ended September 30, 2008.

Revenues increased to $2,022,000 for the quarter ended September 30, 2009, compared to $1,690,000 for the prior year period. These results reflect an increase of approximately 52% in German revenues from new customer projects which was offset in part by a decrease in US revenues due to the Medco acquisition of Liberty Medical and the related expiration of our contract with Liberty at the end of March 2009.

Cost of revenues increased to $870,000 for the quarter ended September 30, 2009, compared to $735,000 for the same period in the prior year. This increase is due primarily to higher license, maintenance and data center expenses as well as additional hardware expenses for certain projects.

Selling general and administrative (SG&A) expenses decreased to $2,578,000 for the quarter ended September 30, 2009, compared to $2,827,000 for the prior year period. This decrease is due primarily to our cost management activities and lower share based compensation expense for the period.

Product development expenses were $507,000 for the quarter ended September 30, 2009, compared to $423,000 for the prior year period. Product development spending fluctuates period to period based on the amounts capitalized. Total spending for the quarter, including capitalized amounts, was $546,000 compared to $604,000 for the prior year period reflecting cost management activities and lower share based compensation expense for the period.

Depreciation and amortization expense was $274,000 for the quarter ended September 30, 2009, compared to $353,000 for the prior year period. This decrease is due primarily to the decrease in spending on capitalized software and fixed assets.

Interest and other income decreased to $94,000 for the quarter ended September 30, 2009, compared to $202,000 for the prior year period. This decrease is due primarily to lower interest rates and lower cash and investment balances during the current period, as we continue to invest in our business.

Net loss for the quarter ended September 30, 2009 was $2,113,000, or $0.06 per share, compared to $2,446,000, or $0.07 per share for the prior year period. The decrease in net loss for the year reflects the revenue growth, cost management activities and other matters discussed above.

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

Expenditures for software licenses totaled approximately $2,000 and capitalized software development expenditures totaled approximately $39,000 for the quarter ended September 30, 2009. We have developed and intend to continue to develop new applications to grow our business and address new markets.

As described in greater detail in Note 18 of Notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, on September 23, 2009, the company entered into a Standby Commitment with an accredited investor pursuant to which the Investor agreed to purchase senior secured convertible debentures in an aggregate principal amount of up to $3,000,000 during the 12-month commitment term, upon prior notice by the company. If the company raises capital or receives proceeds from this sale of certain assets during the commitment term, the amount of available borrowings under the Standby Commitment will be reduced by such amounts. The company intends to use the proceeds, if any, from the convertible debentures for working capital and general corporate purposes. No convertible debentures have been sold under this arrangement as of the date of this report.

During the quarter ended September 30, 2009 we filed with the SEC a registration statement on Form S-3 and a pre-effective amendment to such registration statement under the Securities Act. The shelf registration, was declared effective by the SEC on September 30, 2009 and allows us to sell, from time to time in one or more public offerings, shares of our common stock, shares of our preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of such securities, for proceeds in the aggregate amount of up to $40 million. The terms of any such future offerings, if any, and the type of equity or debt securities would be established at the time of the offering. This disclosure shall not constitute an offer to sell or a solicitation of an offer to buy the securities, nor shall there be any sale of these securities in any jurisdiction in which an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Any offer of the securities will be solely by means of the prospectus included in the registration statement and one or more prospectus supplements that will be issued at the time of the offering.

We believe that it is prudent for the company to re-establish access to the capital markets to provide the company with the flexibility to benefit from future financing possibilities. On October 9, 2009 we filed a preliminary prospectus supplement to raise approximately $10 million from the sale of shares of the company’s common stock. However, no assurances can be given that we will complete the transaction described in this prospectus supplement and the company currently has no firm agreements with any third-parties for the sale of its securities pursuant to this registration statement. There can be no assurance that additional financing, if at all available, can be obtained on acceptable terms.

Cash Flows

At September 30, 2009, cash, cash equivalents and marketable securities amounted to approximately $3,757,000 and total assets at that date were $21,206,000. These amounts have decreased since June 30, 2009 by $2,807,000 and $1,064,000, respectively, as we utilized cash principally to fund operating losses, product development activities, joint venture investments, and changes in working capital during the period ended September 30, 2009. Cash used for the period includes investments in joint venture inventory and operations of approximately $226,000 and $113,000, respectively, a transfer of $220,000 to restricted cash to support certain projects in Germany and the prepayment of certain insurance premiums. We expect to continue to use cash to fund operating losses, product development activities, joint venture investments and capital expenditures for the foreseeable future.

Net cash used by operating activities for the quarter ended September 30, 2009 was $2,544,000 compared to $2,237,000 for the prior year period. This change reflects the joint venture investments discussed above.

Net cash used by investing activities, excluding purchases and sales of marketable securities, was $261,000 for the quarter ended September 30, 2009, compared to $193,000 for the prior year period. This change reflects the increase in restricted cash discussed above offset in part by decreases in equipment expenditures and product development spending capitalized in fiscal 2010 and lower spending for software licenses.

Net cash used in financing activities for the quarters ended September 30, 2009 and 2008 were not significant.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits, product development activities, capital expenditures and joint venture activities. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings. Based on the improvements in operating results as discussed above and the reductions in cash used during fiscal 2009, we believe we have enough cash, cash equivalents, marketable securities and available borrowings under our $3 million standby commitment to support our operations for at least the next twelve months.

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

Financing Activities

Except for our Standby Commitment described above, we have not engaged in any external financing activities in fiscal 2010 and 2009.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of September 30, 2009, no shares of the Series B preferred stock have been redeemed.

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

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of September 30, 2009 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$4,700	$897	$2,493	$1,123	$187

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2009, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

In October 2009 the FASB issued Accounting Standards Update (ASU) 2009-13, “Revenue Recognition Topic 605)-Multiple-Deliverable Revenue Arrangements, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. ASU 2009-13 represents consensuses reached in Issue 08-01 (2009-13) and Issue 09-3 (2009-14) by the EITF at its September 9-10, 2009 meeting. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In October 2009 the FASB issued Accounting Standards Update (ASU) 2009-14, “Software (Topic 985)-Certain Revenue Arrangements That Include Software Elements” which changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. ASU 2009-14 represents consensuses reached in Issue 08-1 (2009-13) and Issue 09-3 (20009-14) by the EITF at its September 9-10, 2009 meeting. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have approximately $2,992,000 invested in high quality, short-term investments as of September 30, 2009. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At September 30, 2009, our unrestricted cash and marketable securities, totaled approximately $3,757,000, of which approximately $2,992,000 was invested in money market investments. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses. For more information on our investments see Note 5 of Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Report on Form 10-Q and a restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2009. You should carefully consider the risks described below, together with all of following risk factors and the other information included in this report, in considering our business herein as well as the information included in other reports and prospects. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations, financial condition and/or operating results. If any of the matters or events described in the following risks actually occurs, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment due to any of these risks.

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred net losses of approximately $9,367,000, $15,811,000 and $15,063,000 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. We also had a net loss of approximately $2,113,000 for the three months ended September 30, 2009 and an accumulated deficit of approximately $148,574,000 at September 30, 2009. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers or our ability to derive revenues from our joint venture. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we cannot assure you that we will be profitable in any future period.

Our capital requirements are significant and we have historically financed our operations through private placements of securities.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software, services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $7,910,000, $14,903,000 and $14,852,000 in cash for continuing operating activities for the fiscal years ended June 30, 2009, 2008 and 2007, respectively, and $2,544,000 for the three months ended September 30, 2009. Our available cash, cash equivalents and marketable securities as of September 30, 2009 totaled approximately $3,757,000. We expect this cash, revenues generated from operations and the standby commitment, to satisfy our cash needs for at least the next twelve months. No assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations. If we are unable to attain projected revenue levels for our business, it may be necessary to raise additional capital to fund operations and to meet our obligations in the future. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

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

This license agreement was effective as of August 1, 2007 and will expire in August 2010 unless it is sooner terminated in accordance with its terms. Either party may terminate the agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable cure periods. In addition, either party may terminate this agreement for any reason, upon 120 days notice to the other party. No assurances can be given that the USPS will not terminate this agreement which termination could adversely affect our ability to commercialize this technology.

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

We do not own or lease any manufacturing facilities. Accordingly, in order to market our telehealth solution, ExpressMD Solutions purchases finished appliances from an unaffiliated supplier. In addition, our joint venture entity has engaged an unaffiliated third party to provide distribution services for this solution. If the agreements with these third parties are terminated or if they do not perform their obligations under such agreements, it could take several months to establish and qualify alternative manufacturing and distribution partners for our products and we may not be able to fulfill our customers’ orders in a timely manner. At the present time we believe that if existing third party relationships terminate, alternative providers are available on commercially reasonable terms. However, there can be no assurance that the future production capacity of our current manufacturer will be sufficient to satisfy our requirements or that alternative providers of manufacturing or distribution services will be available on commercially reasonable terms, or at all. The failure to identify suitable alternative manufacturers or distributors could adversely impact our customer relationships and our financial condition. In addition, due to our use of third-party manufacturers and distributors, we do not have control over the timing of product shipments. Delays in shipment could result in the deferral or cancellation of purchases of our products, which would harm our results of operations in any particular quarter. Net revenue for a period may be lower than predicted if large orders forecasted for that period are delayed or are not realized, which could impact cash flow or result in a decline in our stock price.

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

As described in detail in Item 1. “Legal Proceedings” of Part II of this Annual Report on Form 10-Q, several purported class action complaints were filed in federal court alleging our company and certain of our current and former directors and former officers violated the federal securities laws. Subsequently, four purported shareholder derivative actions were filed against certain of our current and former directors and former officers based on allegations substantially similar to those set forth in the purported class actions. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows. As previously reported in March 2009, the United States District Court for the Southern District of New York dismissed with prejudice the second amended complaint that had been filed in a shareholder class action against the company and certain current and former directors and former officers. In April 2009, the plaintiff filed an appeal which is currently pending with the U.S. Court of Appeals for the Second Circuit.

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

We evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. Goodwill is evaluated annually for impairment at the end of each fiscal year, regardless of events and circumstances. As of September 30, 2009, we had approximately $7,341,000 of goodwill principally from our acquisition of our German subsidiary, Authentidate International, AG. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

We have incurred significant additional costs concerning our international operations and may incur additional costs in the future.

We have incurred substantial costs in supporting the operation of our German subsidiary, Authentidate International, AG. In June 2009, we renewed for one-year our employment agreement with Mr. Jan Wendenburg, the CEO of Authentidate International, pursuant to which he will receive a base salary of approximately 210,000 Euros. Further, for the fiscal years ended June 30, 2009, 2008 and 2007 and the three months ended September 30, 2009, we advanced or made capital investments of approximately $1,927,000 to this subsidiary. We cannot provide any assurance that we will recoup any of these amounts from this subsidiary. We expect to incur additional costs in the future in connection with the operations of this subsidiary.

Developing and implementing new or updated software and services and other product offerings may take longer and cost more than expected.

We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our software and services. The cost of developing new software, services and other product offerings, such as Inscrybe Healthcare and related modules, and our telehealth offering is inherently difficult to estimate. Our development and implementation of proposed software, services or other product offerings may take longer than originally expected, require greater investment of cash resources than initially expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources. Accordingly, we expect to face substantial uncertainties with respect to the performance and market acceptance of new software and services and other product offerings. If we are unable to develop new or updated software, services or other product offerings on a timely basis and implement them without significant disruptions to the existing systems and processes of our customers, we may lose potential revenues and harm our relationships with current or potential customers.

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

Presently, we have two issued U.S. patents. In addition, we have three U.S. patent applications, and one foreign patent application pending relating to the technology and business processes underlying our services and applications. However, some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate”, “Inscrybe,” “Inscrybe Office” and “CareCert” in the U.S., the trademark “Authentidate” in Canada, Germany, Mexico and in the European Community, “Inscrybe” in the European Community and “Inscrybe Office,” and a number of other trademarks as Madrid Protocol international registrations. We have also sought to register a number of additional trademarks in the U.S. and certain foreign markets. We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

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

We are expanding our sales and marketing efforts in order to develop and pursue existing and potential market opportunities. This growth is expected to place a significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems and controls on a timely basis. If we fail to implement these systems and controls, our business, financial condition, results of operations and cash flows may be materially and adversely affected.

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

In addition, our ability to commercialize our telehealth product successfully will depend in part on the extent to which appropriate coverage and reimbursement levels for the cost of this product are obtained by us or by our direct customers from governmental authorities, private health insurers and other organizations. The ability of customers to obtain appropriate reimbursement for their products and services from private and governmental payors is critical to the success of medical technology device companies as the availability of reimbursement affects which products customers purchase and the prices they are willing to pay. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially and adversely affect our ability to generate revenues from this product and our profitability. In addition, given ongoing federal and state government initiatives directed at lowering the total cost of health care, the United States Congress and state legislatures will likely continue to focus on health care reform and the reform of the Medicare and Medicaid payment systems. While we cannot predict whether any proposed cost-containment measures will be adopted, the announcement or adoption of these proposals could reduce the price that we receive for our telehealth product in the future. We cannot predict the outcomes of any of legislative or regulatory efforts at reducing costs of providing healthcare and regulatory changes in this regard may have a material adverse effect on our business.

Our software and services and other product offerings may not be accepted by the market, which would seriously harm our business.

Demand and market acceptance for our currently available software and service and other product offerings remain subject to a high level of uncertainty. Achieving widespread acceptance of these or future offerings will continue to require substantial marketing efforts and the expenditure of significant funds to create and maintain brand recognition and customer demand for such offerings. Demand for our software, services and other product offerings depends on, among other things:

•	the perceived ability of our offerings to address real customer problems;

•	the perceived quality, price, ease-of-use and interoperability of our offerings as compared to our competitors’ offerings;

•	the market’s perception of the ease or difficulty in deploying our software or services, especially in complex, network environments;

•	the continued evolution of electronic commerce as a viable means of conducting business;

•	market acceptance and use of new technologies and standards;

•	the ability of network infrastructures to support an increasing number of users and services;

•	the pace of technological change and our ability to keep up with these changes; and

•	general economic conditions, which influence how much money our customers and potential customers are willing to allocate to their information technology budgets.

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

Our business, including Inscrybe Healthcare and our telehealth appliance and service and our electronic signing solutions are relatively new business lines and although the level of competition for these offerings is uncertain at this point in time, the field of software-based solutions in which we compete is highly competitive. There can be no assurances, however, that any of our offerings will achieve market acceptance.

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

The price of our common stock has been, and is likely to continue to be, volatile. Our stock price during the quarter ended September 30, 2009 traded as low as $0.38 per share and as high as $1.81 per share. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

In addition, the stock market in general, including companies whose stock is listed on The NASDAQ Capital Market, have experienced extreme price and volume fluctuations that have often been disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

Additional financings that we may require in the future will dilute the percentage ownership interests of our stockholders and may adversely affect our earnings and net book value per share. In addition, we may not be able to secure any such additional financing on terms acceptable to us, if at all. We have the authority to issue additional shares of common stock and preferred stock, as well as additional classes or series of warrants or debt obligations which may be convertible into any one or more classes or series of ownership interests. We are authorized to issue 75 million shares of common stock and 5 million shares of preferred stock. Subject to compliance with the requirements of the Nasdaq Stock Market, such securities may be issued without the approval or other consent of our stockholders.

We filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission in August 2009, which was declared effective by the Commission on September 30, 2009. Under this registration statement, we may sell, from time to time in one or more public offerings, shares of our common stock, shares of our preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of such securities, for proceeds in the aggregate amount of up to $40 million. This disclosure shall not constitute an offer to sell or a solicitation of an offer to buy the securities, nor shall there by any sale of these securities in any jurisdiction in which an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Any offer of the securities will be solely by means of the prospectus included in the registration statement and one or more prospectus supplements that will be issued at the time of the offering

In the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the conversion or exercise of such securities, investors may experience additional dilution. Moreover, in addition to the above referenced shares of common stock, we may issue undesignated shares of preferred stock, the terms of which may be fixed by our board of directors and which terms may be preferential to the interests of our common stockholders. We have issued preferred stock in the past, and our board of directors has the authority, without stockholder approval, to create and issue one or more additional series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. The issuance of any of such series of preferred stock or debt securities may have an adverse effect on the holders of common stock.

The exercise of our outstanding options and warrants, or conversion of our outstanding shares of Series B Preferred Stock, may depress our stock price and dilute your ownership of the company.

As of September 30, 2009, the following options and warrants were outstanding:

•

Stock options to purchase approximately 4,358,000 shares of common stock at exercise prices ranging from $0.26 to $7.28 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $3.14 per share. These stock options are employee and non-executive director options.

•	Immediately exercisable warrants to purchase approximately 550,000 shares of common stock with a weighted average exercise price of $0.98 per share.

•	Stock options to purchase 375,000 shares of common stock at an exercise price of $3.25 per share to an independent consultant which are exercisable upon achieving certain sales levels.

In addition, there are currently outstanding 28,000 shares of our Series B Preferred Stock. The holder of the Series B Preferred Stock may convert these shares into shares of our common stock at a conversion price equal to $1.40 per share. Accordingly, the outstanding 28,000 shares of Series B Preferred Stock are presently convertible into an aggregate of 500,000 shares of our common stock which will be available for immediate resale in accordance with the provisions of Rule 144 under the Securities Act of 1933, as amended.

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

a) Sales of Unregistered Securities

In August 2009, we issued an aggregate of 6,458 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2001 Non-Executive Director Stock Option Plan, as amended. During the quarter ended September 30, 2009 we also issued 6,666 shares of our common stock to a third party for services rendered. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

b) Not applicable

c) Repurchase of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith

10.1	Summary Term Sheet for Standby Commitment dated September 22, 2009	10-K	9/24/09	10.37

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

November 16, 2009	/S/ O’CONNELL BENJAMIN
Date	O’Connell Benjamin
President

/S/ WILLIAM A. MARSHALL
William A. Marshall
Chief Financial Officer & Treasurer