Form 10-Q
period 2009-12-31
AUTHENTIDATE HOLDING CORP
filed 2010-02-11
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding February 9, 2010
Common Stock, $0.001 par value per share	38,228,851 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2009 (Unaudited)	June 30, 2009
( in thousands, except per share data )

Assets
Current assets
Cash and cash equivalents	$2,477	$461
Restricted cash	512	512
Marketable securities	1,679	6,103
Accounts receivable, net	1,050	1,024
Inventory	3,916	288
Prepaid expenses and other current assets	985	589

Total current assets	10,619	8,977
Property and equipment, net	430	549
Note receivable, net of deferred gain of $2,000	—	—
Other assets
Software development costs, net	1,919	2,182
Goodwill	7,341	7,341
Other assets	1,162	1,221
Assets held for sale	2,000	2,000

Total assets	$23,471	$22,270

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$4,058	$1,585
Deferred revenue	943	823
Other current liabilities	185	182

Total current liabilities	5,186	2,590
Long-term deferred revenue	140	140

Total liabilities	5,326	2,730

Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value; 5,000 shares authorized Series B, 28 shares issued and outstanding	3	3
Common stock, $.001 par value; 75,000 shares authorized, 37,718 and 34,286 issued and outstanding on December 31, 2009 and June 30, 2009, respectively	38	34
Additional paid-in capital	169,628	166,052
Accumulated deficit	(151,411)	(146,443)
Accumulated other comprehensive loss	(113)	(106)

Total shareholders’ equity	18,145	19,540

Total liabilities and shareholders’ equity	$23,471	$22,270

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share data)	2009	2008	2009	2008

Revenues
Software licenses and support	$904	$937	$2,400	$1,920
Hosted software services	624	667	1,150	1,374

Total revenues	1,528	1,604	3,550	3,294

Operating expenses
Cost of revenues	676	611	1,546	1,346
Selling, general and administrative	2,480	2,946	5,058	5,773
Product development	470	386	977	809
Depreciation and amortization	273	351	547	704

Total operating expenses	3,899	4,294	8,128	8,632

Operating loss	(2,371)	(2,690)	(4,578)	(5,338)

Other income (expense), net	(448)	136	(354)	338

Net loss	$(2,819)	$(2,554)	$(4,932)	$(5,000)

Basic and diluted loss per share	$(0.08)	$(0.07)	$(0.14)	$(0.15)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
(in thousands)	2009	2008

Cash flows from operating activities
Net loss	$(4,932)	$(5,000)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	547	704
Share-based compensation	133	330
Restricted shares issued for services	33	46
Amortization of deferred financing cost warrants	533	—
Changes in assets and liabilities
Accounts receivable	(26)	284
Inventory	(3,628)	—
Prepaid expenses and other current assets	(396)	(164)
Accounts payable, accrued expenses and other liabilities	2,458	414
Deferred revenue	120	(48)

Net cash used in operating activities	(5,158)	(3,434)

Cash flows from investing activities
Purchases of property and equipment and other assets	(23)	(15)
Other intangible assets acquired	(4)	(8)
Capitalized software development costs	(79)	(341)
Net sales of marketable securities	4,424	1,304

Net cash provided by investing activities	4,318	940

Cash flows from financing activities
Proceeds from issuance of common stock	2,876	—
Proceeds from exercise of options	5	—
Dividends paid	(18)	—

Net cash provided by financing activities	2,863	—

Effect of exchange rate changes on cash flows	(7)	(76)

Net increase (decrease) in cash and cash equivalents	2,016	(2,570)
Cash and cash equivalents, beginning of period	461	4,493

Cash and cash equivalents, end of period	$2,477	$1,923

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries and joint venture (collectively, the “company”). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended December 31, 2009 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the company’s Form 10-K for the fiscal year ended June 30, 2009 and the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited condensed consolidated financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For a number of years the company has experienced net losses and negative cash flow from operating activities as we focused on developing new products and services, refining our business strategies, expanding our addressable markets and repositioning the company for future growth. During this period our primary sources of funds have been the issuance of equity and the incurrence of third party debt. As discussed more fully in Note 19 of Notes to the Condensed Consolidated Financial Statements, in December 2009 we received net proceeds of approximately $2.9 million from the sale of common stock and warrants in a registered direct offering. We believe that the company will benefit from U.S. healthcare industry trends to, among other things, reduce costs, shorten hospital stays and automate healthcare records and processes. As of December 31, 2009, cash, cash equivalents and marketable securities were $4,156,000. In January 2010 we received $500,000 from the exercise of warrants issued in connection with the sale of common stock. We have an additional 2,900,000 of these warrants outstanding which expire on March 10, 2010. Based on our business plan, resources available at December 31, 2009 and proceeds of $500,000 received in January, 2010, management of the company believes that we have sufficient working capital to fund our operations for the next twelve months. However, if the company’s cash flows from warrant exercises and operations are less than expected, the company may need to downsize operations, incur debt or raise additional capital. There can be no assurance, however, that the company will be successful in raising additional capital, including from the exercise of warrants, or securing financing when needed or on terms satisfactory to the company.

2. Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net loss	$(2,819)	$(2,554)	$(4,932)	$(5,000)
Preferred stock dividends	(18)	(17)	(36)	(35)

Net loss applicable to common shareholders	$(2,837)	$(2,571)	$(4,968)	$(5,035)

Weighted average shares	35,127	34,635	34,710	34,621

Basic and diluted loss per common share	$(0.08)	$(0.07)	$(0.14)	$(0.15)

All potential common shares were excluded from the calculation of net loss per share for the periods presented because their impact is antidilutive. At December 31, 2009, employee and non-executive director options (4,152,000), warrants (720,000), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding. In addition, at December 31, 2009, warrants to purchase 3,400,000 shares of common stock are outstanding through March 10, 2010. At December 31, 2008, employee and non-executive director options (3,918,000), warrants (150,000), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Share-Based Compensation

Share-based compensation by category is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
SG&A	$58	$58	$101	$293
Product development	9	—	23	33
Cost of revenues	4	2	9	4

Share-based compensation expense	$71	$60	$133	$330

The company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The company based its estimate of the life of these options on historical averages over the past five years and estimat es of expected future behavior. The expected volatility was based on the company’s historical stock volatility for the fiscal year ending 2009. The assumptions used in the company’s Black-Scholes calculations for fiscal 2010 and 2009 are as follows:

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

Stock option activity under the Employees and Non-Executive Directors Stock Option Plans (the “Plans”) for the period ended December 31, 2009 is as follows (in thousands, except per share and average life data):

Employees Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2009	3,648	$3.49	5.36	$405
Granted	1,005	1.67
Exercised	(8)	0.61
Expired/forfeited	(986)	2.52

Outstanding, December 31, 2009	3,659	$3.26	6.79	$138

Exercisable at December 31, 2009	2,349	$4.25	5.35	$20

Expected to vest at December 31, 2009	1,039	$1.48	9.36	$69

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Non-Executive Director Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2009	470	$3.50	5.49	$37
Granted	90	1.25
Expired	(67)	3.72

Outstanding, December 31, 2009	493	$3.06	6.63	$28

Non-executive director options are granted at market price and vest on the grant date.

As of December 31, 2009, there was approximately $814,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. Approximately $384,000 of this expense is expected to be recognized over a weighted-average period of 28 months. The remaining expense will be recognized if certain vesting conditions are met during the next 20 months.

The total intrinsic value of options exercised was $3,600 and $0 for the six month periods ended December 31, 2009 and 2008, respectively. The weighted average grant date fair value of options granted during the six month periods ended December 31, 2009 and 2008 was approximately $0.79and $0.32, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of options vested was $160,000 and $362,000 for the six month periods ended December 31, 2009 and 2008, respectively.

During fiscal 2006 the company issued 375,000 stock options to an independent consultant, exercisable at $3.25 per share. These options do not vest until the consultant realizes at least $1.0 million in sales of the company’s products; therefore no expense has been recorded as no sales have been realized through December 31, 2009. These options are not included in the disclosures above. These options expire at the later of seven years from the grant date or five years from the vesting date.

Effective January 17, 2007, the Board of Directors amended the terms of existing stock options previously granted to the company’s current employees whereby such options expire ten years from the original grant date. The incremental share-based compensation expense related to this change is being amortized as the related options vest.

On January 17, 2007, the shareholders approved several amendments to the 2001 Non-Executive Director Stock Option Plan whereby non-executive director stock options expire ten years from the original date of grant, non-executive directors will have up to two years to exercise their options after leaving the board and may elect to receive up to 50% of their cash director compensation in restricted common stock of the company issued at fair value in accordance with the terms of the Plan. On May 20, 2009, the shareholders approved an amendment to increase this percentage to 100%. During the six months ended December 31, 2009, the company issued 17,089 shares of restricted common stock (valued at approximately $22,740) to certain non-executive directors in connection with this program. In February 2010, the company issued 10,952 shares of restricted common stock (valued at approximately $11,500) to such directors under the program.

4. Comprehensive Loss:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net loss as reported	$(2,819)	$(2,554)	$(4,932)	$(5,000)
Currency translation adjustment	(5)	(14)	(7)	(41)
Unrealized holding gain - marketable securities	—	—		(400)

Comprehensive loss	$(2,824)	$(2,568)	$(4,939)	$(5,441)

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Marketable Securities

At December 31, 2009 our marketable securities consisted primarily of money market investments. We classify our investments as “available for sale” and they have been recorded at cost which approximates fair market value due to their variable interest rates. As a result, we have had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from such investments through December 31, 2009. All income generated from these investments is recorded as interest income.

6. Discontinued Operations, Note Receivable and Assets Held for Sale

In June 2007, the company completed the sale of its Document Management Solutions and Systems Integration businesses, to Astria Solutions Group, LLC (“Astria”). Under the terms of the definitive Asset Purchase Agreement, Astria issued to the company a $2,000,000 seven-year note bearing interest at a rate of 8.5% (“Note”). The reported gain on this transaction did not include any value for the Note. The Note is secured by the assets of the acquired businesses sold by the company to Astria and is subordinated to the interests of the senior creditor and mezzanine lender to Astria as set forth in an intercreditor and subordination agreement among the company, Astria, and the senior creditor and mezzanine lender. The Note provides for monthly interest payments through May 2010, principal (based on a 15-year amortization) and interest payments thereafter through April 2014 and a final payment of the balance in May 2014. Based on the subordination, the extended collection period and other factors, the company has no reasonable basis for estimating the degree of collectibility of the Note. Accordingly, the company will recognize, in accordance with the accounting guidance, the additional gain, if any, on the sale of the businesses as management determines that the debtor’s cash flows from operations are sufficient to repay the debt.

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

7. Segment Information

The accounting guidance regarding Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed about operating segments of an enterprise. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President.

The company operates in one reportable segment in the United States and Germany. In the United States the business is engaged in the development and sale of secure Health Information Exchange, workflow management services and telehealth solutions. The company’s software and web-based services enable healthcare organizations and other enterprises to increase revenues, improve productivity, enhance patient care and reduce costs by eliminating paper and manual work steps from clinical, administrative and other processes and enhancing compliance with regulatory requirements. The web-based services are delivered as Software as a Service (SaaS) to customers, interfacing seamlessly with billing and document management systems. These solutions incorporate rules-based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient monitoring capabilities. Both web and fax based communications are integrated into automated and trusted workflow solutions. In the United States we offer our proprietary content authentication technology in the form of the USPS Electronic Postmark ® (EPM). In Germany the business is engaged in the development and sale of software applications that provide electronic signature and time stamping capabilities for a variety of corporate processes including electronic billing and archiving solutions, and security technology offerings. Our web-based services and software applications are compliant with applicable digital signature rules and guidelines.

Revenues from external customers include revenues from the German operations of approximately $904,000 and $2,400,000 for the three and six month periods December 31, 2009 and $937,000 and $1,920,000 for the three and six months ended December 31, 2008, respectively. This operation had assets of approximately $923,000 and $1,152,000 at December 31, 2009 and 2008, respectively.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Joint Venture and Inventory

In June 2008 we formed a joint venture with EncounterCare Solutions, Inc., called ExpressMD™ Solutions LLC to provide in-home patient vital signs monitoring systems and services. ExpressMD Solutions combines EncounterCare’s Electronic House Call™ patient vital signs monitoring appliances with a specially designed web-based management and monitoring software module based on Authentidate’s Inscrybe® Healthcare platform. The service enables unattended measurements of patients’ vital signs and related health information and is designed to aid wellness and preventative care, and deliver better care to specific patient segments such as the elderly, special needs or pediatric patients with chronic illnesses who require regular monitoring of serious medical conditions. Using ExpressMD Solution’s offerings, health care providers will be able to easily view each specific patient’s vital statistics and make adjustments to the patient’s care plan via the Internet. The service provides intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Health care providers and health insurers are also expected to benefit by having additional tools to improve patient care and reduce overall in-person and emergency room patient visits. In April 2009, the joint venture received 510(k) market clearance from the FDA for the monitoring appliance.

The company and EncounterCare Solutions, Inc. each own fifty percent of the joint venture and neither party has any special rights under the joint venture agreement. At December 31, 2009 and 2008, ExpressMD Solutions did not have any assets or liabilities and EncounterCare Solutions, Inc. does not have any recourse to our general credit. ExpressMD Solutions is consolidated in our financial statements because we are currently electing to provide the majority of funding for the joint venture and are deemed to be the primary beneficiary. For the three and six month periods ended December 31, 2009, we made advances of approximately $109,000 and $222,000, respectively, to the joint venture to cover development and operating expenses. During the three and six month periods ended December 31, 2008, we advanced approximately $95,000 and $235,000, respectively, to the joint venture for development and operating purposes. To date, the company’s total advances to the joint venture have been in excess of the amounts required under the joint venture operating agreement entered into by the company. Although we expect to recover these advances as the joint venture generates revenues, there can be no assurance that such amounts will be recovered. Therefore, these amounts have been expensed as incurred and charged to selling, general and administrative expenses. In addition, we may decide to advance additional amounts to further joint venture activities.

In connection with our manufacturing and sales plans for the ExpressMD telehealth service, the company has purchased certain components and contract manufacturing services for the production of the monitoring appliance. These inventory amounts are stated at the lower of cost or market and consist of the following (in thousands):

	December 31, 2009	June 30, 2009

Purchased components	$3,560	$288
Finished goods	356	—

Total inventory	$3,916	$288

9. Goodwill and Other Intangible Assets

The company performs an annual impairment analysis of goodwill at the end of the fiscal year. Any adverse development or change in its business during the year would require an interim assessment. For the six months ended December 31, 2009 there were no adverse developments or changes that required such an assessment. Due to current economic conditions, the company reviewed its impairment analysis as of December 31, 2009 and concluded that the carrying amount of goodwill has not changed. Goodwill of $7,291,000 relates to our business in Germany.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other intangible assets are included in other assets and consist of the following (in thousands):

	December 31, 2009			June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years

Patents	$342	$167	$175	$342	$157	$185	17
Trademarks	146	56	90	146	52	94	20
Acquired technologies	72	72	—	72	72	—	2
Licenses	1,267	1,121	146	1,263	1,066	197	3

Total	$1,827	$1,416	$411	$1,823	$1,347	$476

The company amortizes other intangible assets under the straight line method. Amortization expense was approximately $44,000 and $69,000 for the three and six month periods ended December 31, 2009. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

2010	$53
2011	101
2012	59
2013	27
2014	27
Thereafter	144

$411

10. Shareholder’s Equity

The changes in shareholders’ equity for the six months ended December 31, 2009 are summarized as follows (in thousands):

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Other Loss	Total Shareholders’ Equity

Balance, June 30, 2009	$3	$34	$166,052	$(146,443)	$(106)	$19,540
Preferred stock dividends				(36)		(36)
Share-based compensation expense			133			133
Issuance of common stock		4	2,872			2,876
Exercise of stock options			5			5
Issuance of restricted common stock			33			33
Issuance of warrants for commitment			533			533
Currency translation adjustment					(7)	(7)
Net loss				(4,932)		(4,932)

Balance, December 31, 2009	$3	$38	$169,628	$(151,411)	$(113)	$18,145

During the six months ended December 31, 2009, 8,140 stock options were exercised and no common stock warrants were exercised.

11. Preferred Stock

The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note. At December 31, 2009, the company has accrued dividends in the amount of $17,500 which remain unpaid.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

12. Commitments and Contingencies

Between June and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York (“S.D.N.Y.”) against our company and certain of its current and former directors and former officers. Plaintiffs in those actions alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The securities law claims were based on the allegations that we failed to disclose that our August 2002 agreement with the USPS contained certain performance metrics, and that the USPS could cancel the agreement if we did not meet these metrics; that we did not disclose complete and accurate information as to our performance under, and efforts to renegotiate, the USPS agreement; and that when we did disclose that the USPS might cancel the agreement, the market price of our stock declined. On October 5, 2005 the Court consolidated the class actions under the caption In re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS), and appointed the Illinois State Board of Investment as lead plaintiff under the Private Securities Litigation Reform Act. The plaintiff filed an amended consolidated complaint on January 3, 2006, which asserted the same claims as the prior complaints and also alleged that Authentidate violated the federal securities laws by misrepresenting that it possessed certain patentable technology. On July 14, 2006, the Court dismissed the amended complaint in its entirety; certain claims were dismissed with prejudice and plaintiff was given leave to replead those claims which were not dismissed with prejudice. In August 2006, plaintiff filed a second amended complaint, which did not assert any claims relating to the company’s patents or under the Securities Act of 1933, but which otherwise was substantially similar to the prior complaint. The second amended complaint sought unspecified monetary damages. The company moved to dismiss the second amended complaint on November 13, 2006. On March 26, 2009, the S.D.N.Y. dismissed, with prejudice, the second amended complaint. The lead plaintiff filed an appeal and a hearing in the case was held before the U.S. Court of Appeals for the Second Circuit on February 3, 2010. This case is currently pending with the U.S. Court of Appeal for the Second Circuit.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2009, we are not aware of any obligations under such indemnification agreements that would require material payments.

13. Income Taxes

As provided for by the accounting guidance, the company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense and income tax expense, respectively. The company continues to fully recognize its tax benefits which are offset by a valuation allowance due to the uncertainty that the deferred tax assets will be realized. We will continue to evaluate the realizability of our domestic net deferred tax assets and may record additional benefits in future earnings if we determine the realization of these assets is more likely than not.

14. Other Income (Expense)

Other income (expense) consists of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Interest income	$48	$91	$95	$248
Rental income	45	45	90	90
Deferred financing costs	(533)	—	(533)	—
Other	(8)	—	(6)	—

Total other income (expenses)	$(448)	$136	$(354)	$338

15. Fair Value Measurements

The company measures fair value for financial assets and liabilities in accordance with the provisions of the accounting guidance regarding fair value measurements. The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices for identical assets or liabilities that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The company’s assets subject to fair value measurements as of December 31, 2009 are as follows (in thousands):

	Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3

Current marketable securities - available for sale	$1,679	$1,679	$—	$—
Assets held for sale	2,000	—	—	2,000

Total	$3,679	$1,679	$—	$2,000

At June 30, 2009 and December 31, 2009, the company has approximately $2.0 million of assets held for sale that are valued on a non-recurring basis using level 3 inputs. For the six months ended December 31, 2009, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The accounting guidance regarding fair value measurements permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The company has elected not to measure any eligible items at fair value.

16. Merger

During fiscal 2009 we entered into a definitive merger agreement to acquire all of the membership interests of Parascript LLC and certain of its subsidiaries. The agreement also provided that either party could terminate the agreement if the proposed transaction was not consummated by December 31, 2008. On January 21, 2009 the company received a notice of termination from Parascript. In connection with the termination of the merger agreement we wrote-off deferred deal expenses of approximately $900,000 during the quarter ended December 31, 2008. These expenses are included in the selling, general and administration expenses.

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

•

ASU 2009-08, “Earnings Per Share-Amendments to Section 260-10-S99” includes technical corrections to Topic 260-10-S99, Earnings Per Share, based on EITF Topic D-53, “Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock” and EITF Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock.”

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

In January 2010 the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash”, which amends the Codification to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

prospectively and is not a stock dividend. ASU 2010-01 codifies the consensus reached in EITF Issue No. 09-E, “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.” ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on retrospective basis.

In January 2010 the FASB issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification” which clarifies that the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance applies to a subsidiary or group of assets that is a business or nonprofit activity; a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). ASU 2010-02 also clarifies that the decrease in ownership guidance in Subtopic 810-10 does not apply to: (a) sales of in substance real estate; and (b) conveyances of oil and gas mineral rights, even if these transfers involve businesses. The amendments in this ASU expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include; the valuation techniques used to measure the fair value of any retained investment; the nature of any continuing involvement with the subsidiary or entity acquiring the group of assets; and whether the transaction that resulted in the deconsonsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction. ASU 2010-02 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on retrospective basis.

In January 2010 the FASB issued Accounting Standards Update (ASU) 2010-04, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs”, and ASU 2010-05, “Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation.” ASU 2010-04 and ASU 2010-05 contain revisions to various “S” Sections in the FASB Accounting Standards Codification. These Sections reflect certain rules, regulations and interpretive releases of the Securities and Exchange Commission (SEC), which represents authorative guidance for SEC registrants. The “S” Sections also include content from certain SEC Staff Accounting Bulletins as well as SEC Staff Announcements and SEC Observer Comments made at Emerging Issues Task Force meetings. The technical corrections in ASU 2010-04 primarily reflect revisions to “S” Sections of various Codifications Topics related to SEC Staff Announcements, to reflect the appropriate Codification reference. ASU 2010-05 updates paragraph 718-10-S99-2 of Codification Topic 718, Compensation – Stock Compensation, to reflect an SEC Staff Announcement on the SEC staff’s views on overcoming the presumption that escrowed share arrangements represent compensation for certain shareholders. This SEC Announcement codifies the SEC staff view documented in EITF Topic D-110, “Escrowed Share Arrangements and the Presumption of Compensation.” ASU 2010-04 and 2010-05 are effective when issued.

The adoption of ASU 2009-02 through 2009-09 and 2010-01 through 2010-05 had no impact on the company’s results of operations or financial position.

18. Standby Commitment and Related Warrants

On September 23, 2009, the company entered into a binding Standby Commitment (the “Commitment”) with an accredited investor (the “Investor”) pursuant to which the Investor agreed to purchase senior secured convertible debentures in an aggregate principal amount of up to $3,000,000 during the 12-month commitment term. The Commitment provided that if the company closed a financing with a third party or sold certain of its assets then the company would redeem any outstanding convertible debentures and the Commitment amount would be reduced to the extent of the remaining net proceeds from such transactions. As discussed more fully in Note 19 of Notes to the Condensed Consolidated Financial Statements, the company completed a registered direct offering of common stock and warrants in December 2009. The net proceeds from the offering of approximately $2.9 million and the subsequent exercise of certain warrants in January 2010 exceeded the Commitment amount whereby such Commitment was reduced to zero. The company did not issue any convertible debentures pursuant to the Commitment. In connection with the Commitment, the company granted 400,000 warrants to the Investor in consideration of the Commitment to provide the financing. The warrants will be exercisable for five years at an exercise price of $1.20 per share. The Investor is an entity affiliated with Mr. Douglas Luce, who is a brother of Mr. J. David Luce, a member of the company’s board of directors. The warrants will be restricted securities issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

In connection with issuance of the 400,000 warrants related to the Commitment, the company recorded non-cash deferred financing costs and additional paid-in capital of approximately $533,000. These warrants were valued using the Black-Scholes option pricing model. Since the Commitment amount has been reduced to zero, the deferred financing costs have been fully amortized as other expense during the quarter ended December 31, 2009.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

19. Registered Offering

In December 2009, the company entered into a Placement Agency Agreement in which Rodman & Renshaw, LLC (the “Placement Agent”) was engaged as the Placement Agent relating to a registered direct offering by the company of up to an aggregate of 3,400,000 shares of common stock of the company, par value $0.001 per share (the “common stock”) and common stock purchase warrants (the “warrants”) to purchase up to an aggregate of 3,400,000 shares of Common Stock at an exercise price of $1.00 per warrant. On December 7, 2009, the company entered into a securities purchase agreement with certain institutional and/or accredited investors pursuant to which the company agreed to sell an aggregate of 3,400,000 shares of its common stock and warrants to purchase a total of 3,400,000 shares of its common stock to the investors for gross proceeds of $3.4 million. The purchase price of a share of common stock and warrant was $1.00 per share. The warrants are exercisable for a period of 90 days following the closing date of the offering at an exercise price of $1.00. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The closing of this transaction occurred on December 10, 2009. The net proceeds to the company, after deducting Placement Agent fees and the company’s estimated offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $2,900,000. Pursuant to the Placement Agency Agreement, the company agreed to pay the Placement Agent an aggregate fee equal to 7.0% of the aggregate gross proceeds raised in connection with the offering and issued the Placement Agent a warrant to purchase 170,000 shares of common stock at a per share exercise price of $1.25, which warrants will be exercisable for a period of five years from the effective date of the registration statement. The common stock, warrants to purchase common stock and shares of common stock issuable upon exercise of the warrants were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission on December 9, 2009 in connection with a takedown from the company’s shelf registration statement on Form S-3 (File No. 333-161220), which was declared effective by the Securities and Exchange Commission on September 30, 2009.

20. Subsequent Events

Management evaluated subsequent events through February 11, 2010, the date our financial statements were issued.

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

Overview

Authentidate Holding Corp. (Authentidate or the company) is a worldwide provider of secure Health Information Exchange, workflow management services and telehealth solutions. Authentidate and its subsidiaries provide software applications and web-based services that address a variety of business needs for our customers, including enabling healthcare organizations and other enterprises to increase revenues, improve productivity, enhance patient care and reduce costs by eliminating paper and manual work steps from clinical, administrative and other processes and enhancing compliance with regulatory requirements. Our web-based services are delivered as Software as a Service (SaaS) to our customers interfacing seamlessly with billing and document management systems. These solutions incorporate multiple features and security technologies such as rules based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient monitoring capabilities. Both web and fax-based communications are integrated into automated, secure and trusted workflow solutions.

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

For a number of years, we have experienced net losses and negative cash flow from operating activities. Our principal activities during this period have focused on developing new products and services, hiring management, refining our business strategies and repositioning our businesses for growth. Although we believe we are well positioned for such growth, we expect to continue to generate net losses and negative cash flow for the foreseeable future as we seek to expand our potential markets and generate increased revenues. See “Liquidity and Capital Resources”. As described in greater detail below, in December 2009, we closed on the sale of 3,400,000 shares of our common stock and warrants to purchase 3,400,000 shares of our common stock to certain institutional and/or accredited investors in a registered direct offering. In this transaction, we received net proceed of approximately $2.9 million and are using these proceeds for working capital and general corporate purposes, including supporting our ExpressMD telehealth products and services.

During fiscal 2009 and the early part of fiscal 2010 we have continued to take steps to refine our strategic focus, complete our core service offerings, significantly expand our addressable markets, reduce operating costs and position the company for long-term growth. In the United States we have continued to invest in our Inscrybe® platform with particular emphasis on refining and marketing Inscrybe® Healthcare, an automated and trusted Health Information Exchange and workflow management service targeting the needs of enterprises in the healthcare market, and our ExpressMD telehealth products and services. We believe our business will benefit from trends in the U.S. healthcare industry to significantly reduce costs, shorten the length of hospital stays, shift patient care towards wellness and preventative care programs and automate healthcare records and processes. Although we have taken steps to focus our business in these areas, our progress will be impacted by the timing of customer contracts and implementations and the market acceptance of our products and services. Over this same period our business unit in Germany continued to grow acceptance for its electronic signature and time stamping products, and focused on further penetrating the German healthcare market with its security technology offerings.

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

Our current revenues consist principally of transaction fees for web-based hosted software services, software license fees and maintenance charges. From our telehealth business we expect to generate revenues from hardware sales and rentals, monthly monitoring services and maintenance fees. Growth in our business is affected by a number of factors, including general economic and business conditions, and is characterized by long sales cycles. The timing of customer contracts, implementations and ramp-up to full utilization can have a significant impact on results and we believe our results over a longer period of time provide better visibility into our performance.

We intend to continue our efforts to market our software applications, web-based services, telehealth solutions and related products in our target markets. We also intend to focus on identifying additional applications and markets where our technology can address customer needs.

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

A critical accounting estimate is based on judgments and assumptions about matters that are uncertain at the time the estimate is made. Different estimates that reasonably could have been used or changes in accounting estimates could materially impact our financial statements. We believe that the policies described below represent our critical accounting policies, as they have the greatest potential impact on our financial statements. However, you should also review our Summary of Significant Accounting Policies beginning on page F-7 of Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

Revenue Recognition

Revenue is currently derived from transaction fees for web-based hosted software services, software licenses, maintenance arrangements, Electronic Postmark (EPM) sales and post contract customer support services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met: the delivered item has value to the customer on a stand alone basis; there is objective and reliable evidence of the fair value of the undelivered items in the arrangement; if the arrangement includes a general right of return relative to the delivered items, and delivery or performance of the undelivered item is considered probable and substantially in our control. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement. If these criteria are met, we allocate total revenue among the elements based on the sales price of each element when sold separately which is referred to as vendor specific objective evidence or VSOE.

Revenue from web-based hosted software services, EPM sales and post contract customer support services is recognized when the related service is provided and, when required, accepted by the customer. Software license revenue is recognized when the criteria discussed above is met. Maintenance revenue is recognized over the period in which the service is performed. Revenue from multiple element arrangements that cannot be allocated to identifiable items is recognized ratably over the contract term which is generally one year.

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

Stock-Based Compensation

We apply the accounting guidance regarding stock compensation to account for employee and director stock option plans. Share-based employee compensation expense is determined using the Black-Scholes option pricing model which values options based on the stock price at the grant date, the exercise price of the option, the expected life of the option, the estimated volatility, expected dividend payments and the risk-free interest rate over the expected life of the options.

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

Results of Operations

Three and six months ended December 31, 2009 compared to three and six months ended December 31, 2008.

Revenues were $1,528,000 for the quarter ended December 31, 2009, compared to $1,604,000 for the prior year period. These results reflect a decrease in U.S. revenues due to the Medco acquisition of Liberty Medical and the related expiration of our contract with Liberty at the end of March 2009 which offset growth from new customers in the U.S. and a decrease in revenues from our German operations due to the timing of certain contract awards and project implementations. Revenues for the six months ended December 31, 2009 were approximately $3,550,000 compared to $3,294,000 for the prior year. These results reflect a decrease in U.S. revenues as a result of the Liberty Medical acquisition referred to above which offset in part an increase of approximately 25% in German revenues from new customer projects.

Cost of revenues increased to $676,000 for the quarter ended December 31, 2009, compared to $611,000 for the same period in the prior year. This increase is due primarily to higher license, maintenance and data center expenses. Cost of revenues for the six months ended December 31, 2009 increased to $1,546,000 compared to $1,346,000 for the prior year reflecting the same trends as the quarter as well as additional hardware expenses for certain projects.

Selling general and administrative (SG&A) expenses decreased to $2,480,000 for the quarter ended December 31, 2009, compared to $2,946,000 for the prior year period. The decrease reflects our cost management activities and lower share based compensation expense for the period offset by the timing of audit and related expenses from period to period. The prior year period includes a state payroll tax credit of approximately $326,000 offset by the write off of deferred deal expenses of approximately $900,000 related to the termination of our deal with Parascript. SG&A expenses for the six months ended December 31, 2009 decreased to $5,058,000 compared to $5,773,000 for the prior year reflecting the same trends as the quarter.

Product development expenses were $470,000 for the quarter ended December 31, 2009, compared to $386,000 for the prior year period. Product development spending fluctuates period to period based on the amounts capitalized. Total spending for the quarter, including capitalized amounts, was $512,000 compared to $547,000 for the prior year reflecting our cost management activities. Product development expenses for the six months ended December 31, 2009 were $977,000 compared to $809,000 for the prior year. Total spending for the period was $1,056,000 compared to $1,150,000 for the prior year reflecting the same trends as the quarter.

Depreciation and amortization expense was $273,000 for the quarter ended December 31, 2009, compared to $351,000 for the prior year period. This decrease is due primarily to the decrease in spending on capitalized software and fixed assets. For the six month period depreciation and amortization was $547,000 compared to $704,000 for the prior year reflecting the same trends.

Other income (expense) includes interest and other income for the periods and the amortization of non-cash deferred financing costs for the quarter and six month periods ended December 31, 2009. Interest and other income decreased to $85,000 for the quarter ended December 31, 2009, compared to $136,000 for the prior year period. For the six months ended December 31, 2009 interest and other income was $179,000 compared to $338,000 for the prior year. The decrease in interest and other income is due primarily to lower interest rates and lower cash and investment balances during the current period, as we continue to invest in our business. As discussed more fully in Note 18 of Notes to the Condensed Consolidated Financial Statements, during the quarter ended December 31, 2009 we recorded a non-cash expense of $533,000 to amortize the deferred financing costs related to the Standby Commitment we entered into in September 2009 which expired in connection with our capital raise in December 2009.

Net loss for the quarter ended December 31, 2009 was $2,819,000, or $0.08 per share, compared to $2,554,000, or $0.07 per share, for the prior year period. For the six months ended December 31, 2009 net loss was $4,932,000, or $0.14 per share, compared to $5,000,000, or $0.15 per share, for the prior year. The net loss for the periods reflects the revenue fluctuations, cost management activities and other matters discussed above.

Liquidity and Capital Resources

Overview

Our operations and product development activities have required substantial capital investment to date. Our primary sources of funds have been the issuance of equity and the incurrence of third party debt. In February 2004, we sold 5,360,370 common shares in private placements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506, promulgated thereunder. We realized gross proceeds of approximately $73,700,000 from these transactions and received net proceeds of approximately $69,100,000 after payment of offering expenses and broker commissions. We have been using the cash raised in this financing to provide funding for our operations and product development activities since that time. In addition, we completed a $3,400,000 registered direct offering in December 2009 and are using the net proceeds of approximately $2.9 million from this financing for working capital and general corporate purposes, including supporting our ExpressMD telehealth products and services.

Expenditures for property and equipment totaled approximately $23,000, expenditures for software licenses totaled approximately $4,000 and capitalized software development expenditures totaled approximately $79,000 for the six months ended December 31, 2009. We have developed and intend to continue to develop new applications to grow our business and address new markets.

As described in greater detail in Note 18 of Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, on September 23, 2009, the company entered into a Standby Commitment with an accredited investor pursuant to which the investor agreed to purchase senior secured convertible debentures in an aggregate principal amount of up to $3,000,000 during the 12-month commitment term, upon prior notice by the company. The Standby Commitment provided that if the company raised capital or received proceeds from this sale of certain assets during the commitment term, the amount of available borrowings under the Standby Commitment would be reduced by such amounts. Accordingly, following the completion of our registered direct offering in December 2009 and the subsequent exercise of $500,000 of common stock purchase warrants originally issued in such financing, the Standby Commitment automatically terminated in accordance with its terms. No convertible debentures were sold under this arrangement. The company granted 400,000 warrants to the investor in consideration of the commitment to provide the financing. Such warrants are exercisable for a period of five years at an exercise price of $1.20 per share. In connection with grant of the 400,000 warrants related to the Commitment, the company recorded non-cash deferred financing costs and additional paid-in capital of approximately $533,000. The non-cash deferred financing costs were expensed as other expense during the quarter ended December 31, 2009.

During the quarter ended September 30, 2009 we filed with the SEC a registration statement on Form S-3 and a pre-effective amendment to such registration statement under the Securities Act. The shelf registration, was declared effective by the SEC on September 30, 2009 and allows us to sell, from time to time in one or more public offerings, shares of our common stock, shares of our preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of such securities, for proceeds in the aggregate amount of up to $40 million. Following the completion of our registered direct offering in December 2009 there is approximately $36 million available under this registration statement for future transactions. The terms of any such future offerings, if any, and the type of equity or debt securities would be established at the time of the offering. This disclosure shall not constitute an offer to sell or a solicitation of an offer to buy the securities, nor shall there be any sale of these securities in any jurisdiction in which an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Any offer of the securities will be solely by means of the prospectus included in the registration statement and one or more prospectus supplements that will be issued at the time of the offering.

Cash Flows

At December 31, 2009, cash, cash equivalents and marketable securities amounted to approximately $4,156,000 and total assets at that date were $23,471,000. Since June 30, 2009 cash, cash equivalents and marketable securities have decreased by $2,408,000 as we utilized cash principally to fund operating losses, product development activities, joint venture investments, changes in working capital and capital expenditures during the six month period ended December 31, 2009. Cash used for the period includes investments in joint venture inventory and operations of approximately $1 million and $222,000, respectively, and the prepayment of certain insurance premiums and maintenance contracts. We expect to continue to use cash to fund operating losses, product development activities, joint venture investments and capital expenditures for the foreseeable future.

Net cash used by operating activities for the six months ended December 31, 2009 was approximately $5,158,000 compared to $3,434,000 for the prior year period. This change reflects the joint venture investments and prepayments discussed above.

Net cash used by investing activities, excluding purchases and sales of marketable securities, was $106,000 for the six months ended December 31, 2009, compared to $364,000 for the prior year period. This change reflects decreases in equipment expenditures and product development spending capitalized in fiscal 2010 and lower spending for software licenses.

Net cash provided by financing activities for the six months ended December 31, 2009 was approximately $2,863,000 which was primarily due to our closing on a sale of 3,400,000 shares of our common stock and warrants to purchase 3,400,000 shares of our common stock to certain institutional and/or accredited investors in a registered direct offering in December 2009. The purchase price for each share and warrant was $1.00. The warrants are exercisable within 90 days of the closing date through March 10, 2010, at an exercise price of $1.00 per share. Gross proceeds of the offering were $3.4 million and we received approximately $2.9 million in net proceeds, after deducting the placement agent’s fees and estimated offering expenses. In connection with this transaction, we entered into a Placement Agency Agreement with Rodman & Renshaw, LLC and paid them a fee equal to 7.0% of the aggregate gross proceeds raised in connection with the offering and issued them a warrant to purchase 170,000 shares of common stock at a per share exercise price of $1.25, which warrants will be exercisable for a period of five years from the effective date of the registration statement. The shares of common stock, the warrants and the shares of common stock issuable upon exercise of the warrants were offered and sold pursuant to a base prospectus which is included in the company’s shelf registration statement on Form S-3 and the related prospectus supplement filed with the Securities and Exchange Commission on December 9, 2009. In addition, in October 2009, we received approximately $5,000 in connection with the exercise of employee stock options.

Net cash used in financing activities for the six months ended December 31, 2008 was not significant. We did not engage in any external financing activities during the six months ended December 31, 2008.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits, product development activities, capital expenditures and joint venture activities. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings. As of December 31, 2009, cash, cash equivalents and marketable securities were $4,156,000. In January 2010 we received $500,000 from the exercise of warrants issued in connection with the sale of common stock. We have an additional 2,900,000 of these warrants outstanding which expire on March 10, 2010. Based on our business plan, resources available at December 31, 2009 and proceeds of $500,000 received in January, 2010, management of the company believes that we have sufficient working capital to fund our operations for the next twelve months. However, if the company’s cash flows from warrant exercises and operations are less than expected, the company may need to downsize operations, incur debt or raise additional capital. There can be no assurance, however, that the company will be successful in raising additional capital, including from the exercise of warrants, or securing financing when needed or on terms satisfactory to the company. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised through the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition.

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

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of December 31, 2009, no shares of the Series B preferred stock have been redeemed.

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

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of December 31, 2009 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$4,454	$874	$2,411	$1,123	$46

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2009, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-17 “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which codifies FASB Statement No. 167, a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 and early adoption is not permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have approximately $1,679,000 invested in high quality, short-term investments as of December 31, 2009. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At December 31, 2009, our unrestricted cash and marketable securities totaled approximately $4,156,000, of which approximately $1,679,000 was invested in money market investments. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses. For more information on our investments see Note 5 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

Between June and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York (the “S.D.N.Y.”) against our company and certain of our current and former directors and former officers. Plaintiffs in those actions alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The securities law claims were based on the allegations that we failed to disclose that our August 2002 agreement with the USPS contained certain performance metrics, and that the USPS could cancel the agreement if we did not meet these metrics; that we did not disclose complete and accurate information as to our performance under, and efforts to renegotiate, the USPS agreement; and that when we did disclose that the USPS might cancel the agreement, the market price of our stock declined. On October 5, 2005 the Court consolidated the class actions under the caption In re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS), and appointed the Illinois State Board of Investment as lead plaintiff under the Private Securities Litigation Reform Act. The plaintiff filed an amended consolidated complaint on January 3, 2006, which asserted the same claims as the prior complaints and also alleged that Authentidate violated the federal securities laws by misrepresenting that it possessed certain patentable technology. On July 14, 2006, the Court dismissed the amended complaint in its entirety; certain claims were dismissed with prejudice and plaintiff was given leave to replead those claims which were not dismissed with prejudice. In August 2006, plaintiff filed a second amended complaint, which did not assert any claims relating to the company’s patents or under the Securities Act of 1933, but which otherwise was substantially similar to the prior complaint. The second amended complaint sought unspecified monetary damages. The company moved to dismiss the second amended complaint on November 13, 2006. On March 26, 2009, the S.D.N.Y. dismissed, with prejudice, the second amended complaint. The lead plaintiff filed an appeal and a hearing in the case was held before the U.S. Court of Appeals for the Second Circuit on February 3, 2010. This case is currently pending with the U.S. Court of Appeals for the Second Circuit.

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

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Report on Form 10-Q and a restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2009 and subsequently filed quarterly reports on Form 10-Q. You should carefully consider the risks described below, together with all of following risk factors and the other information included in this report, in considering our business herein as well as the information included in other reports and prospects. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations, financial condition and/or operating results. If any of the matters or events described in the following risks actually occurs, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment due to any of these risks.

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred net losses of approximately $9,367,000, $15,811,000 and $15,063,000 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. We also had a net loss of approximately $4,932,000 for the six months ended December 31, 2009 and an accumulated deficit of approximately $151,411,000 at December 31, 2009. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers or our ability to derive revenues from our joint venture. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we cannot assure you that we will be profitable in any future period.

Our capital requirements are significant and we have historically financed our operations through private placements of securities.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software, services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $7,910,000, $14,903,000 and $14,852,000 in cash for continuing operating activities for the fiscal years ended June 30, 2009, 2008 and 2007, respectively, and $5,158,000 for the six months ended December 31, 2009. Our available cash, cash equivalents and marketable securities as of December 31, 2009 totaled approximately $4,156,000. We expect this cash, along with revenues generated from operations and the exercise of warrants issued in our registered direct financing, to satisfy our cash needs for at least the next twelve months. No assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations and no assurances can be given that the holders of the warrants will exercise such securities prior to their expiration in March 2010. If we are unable to attain projected revenue levels for our business, it may be necessary to raise additional capital to fund operations and to meet our obligations in the future. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

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

As described in detail in Item 1. “Legal Proceedings” of Part II of this Annual Report on Form 10-Q, several purported class action complaints were filed in federal court alleging our company and certain of our current and former directors and former officers violated the federal securities laws. Subsequently, four purported shareholder derivative actions were filed against certain of our current and former directors and former officers based on allegations substantially similar to those set forth in the purported class actions. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows. As previously reported in March 2009, the United States District Court for the Southern District of New York dismissed with prejudice the second amended complaint that had been filed in a shareholder class action against the company and certain current and former directors and former officers. The lead plaintiff filed an appeal and a hearing in the case was held before the U.S. Court of Appeals for the Second Circuit on February 3, 2010. This case is currently pending with the U.S. Court of Appeals for the Second Circuit.

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

We evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. Goodwill is evaluated annually for impairment at the end of each fiscal year, regardless of events and circumstances. As of December 31, 2009, we had approximately $7,341,000 of goodwill principally from our acquisition of our German subsidiary, Authentidate International, AG. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

We have incurred significant additional costs concerning our international operations and may incur additional costs in the future.

We have incurred substantial costs in supporting the operation of our German subsidiary, Authentidate International, AG. In June 2009, we renewed for one-year our employment agreement with Mr. Jan Wendenburg, the CEO of Authentidate International, pursuant to which he will receive a base salary of approximately 210,000 Euros. Further, for the fiscal years ended June 30, 2009, 2008 and 2007 and the six months ended December 31, 2009, we advanced or made capital investments of approximately $1,927,000 to this subsidiary. We cannot provide any assurance that we will recoup any of these amounts from this subsidiary. We expect to incur additional costs in the future in connection with the operations of this subsidiary.

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

Demand and market acceptance for our currently available software and service and other product offerings remain subject to a high level of uncertainty. Achieving widespread acceptance of these or future offerings will continue to require substantial marketing efforts and the expenditure of significant funds to create and maintain brand recognition and customer demand for such offerings. Demand for our software, services and other product offerings depend on, among other things:

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

The price of our common stock has been, and is likely to continue to be, volatile. Our stock price during the six months ended December 31, 2009 traded as low as $0.38 per share and as high as $1.81 per share. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

We filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission in August 2009, which was declared effective by the Commission on September 30, 2009. Under this registration statement, we may sell, from time to time in one or more public offerings, shares of our common stock, shares of our preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of such securities. After giving effect to our recently competed registered direct offering, there is approximately $36 million available for future issuances under this registration statement. This disclosure shall not constitute an offer to sell or a solicitation of an offer to buy the securities, nor shall there by any sale of these securities in any jurisdiction in which an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Any offer of the securities will be solely by means of the prospectus included in the registration statement and one or more prospectus supplements that will be issued at the time of the offering

In the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the conversion or exercise of such securities, investors may experience additional dilution. Moreover, in addition to the above referenced shares of common stock, we may issue undesignated shares of preferred stock, the terms of which may be fixed by our board of directors and which terms may be preferential to the interests of our common stockholders. We have issued preferred stock in the past, and our board of directors has the authority, without stockholder approval, to create and issue one or more additional series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. The issuance of any of such series of preferred stock or debt securities may have an adverse effect on the holders of common stock.

The exercise of our outstanding options and warrants, or conversion of our outstanding shares of Series B Preferred Stock, may depress our stock price and dilute your ownership of the company.

As of December 31, 2009, the following options and warrants were outstanding:

•

Stock options to purchase approximately 4,152,000 shares of common stock at exercise prices ranging from $0.26 to $7.28 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $3.24 per share. These stock options are employee and non-executive director options.

•

Immediately exercisable warrants to purchase approximately 720,000 shares of common stock with a weighted average exercise price of $1.04 per share. In addition, warrants to purchase 3,400,000 shares of common stock at an exercise price $1.00 per share are outstanding through March 10, 2010.

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

a) Sales of Unregistered Securities

In October 2009, we issued an aggregate of 10,631 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2001 Non-Executive Director Stock Option Plan, as amended. Such shares were issued for service on our board during the quarter ended September 30, 2009. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

b) Not applicable

c) Repurchase of Equity Securities

We did not repurchase any of our equity securities during the three months ended December 31, 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith

4.1	Form of Investor Warrant	8-K	12/7/09	4.1

4.2	Form of Placement Agent Warrant	8-K	12/7/09	4.2

10.1	Form of Securities Purchase Agreement	8-K	12/7/09	10.1

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

February 11, 2010	/S/ O’CONNELL BENJAMIN
Date	O’Connell Benjamin
President

/S/ WILLIAM A. MARSHALL
William A. Marshall
Chief Financial Officer & Treasurer