Form 10-Q
period 2010-03-31
AUTHENTIDATE HOLDING CORP
filed 2010-05-13
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 7, 2010
Common Stock, $0.001 par value per share	38,436,207 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

( in thousands, except per share data )	March 31, 2010	June 30, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,397	$461
Restricted cash	256	512
Marketable securities	1,679	6,103
Accounts receivable, net	1,207	1,024
Inventory	4,420	288
Prepaid expenses and other current assets	933	589

Total current assets	9,892	8,977
Property and equipment, net	588	549
Note receivable, net of deferred gain of $2,000	—	—
Other assets
Software development costs, net	1,693	2,182
Goodwill	7,341	7,341
Other assets	1,129	1,221
Assets held for sale	2,000	2,000

Total assets	$22,643	$22,270

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$4,649	$1,585
Deferred revenue	1,084	823
Other current liabilities	163	182

Total current liabilities	5,896	2,590
Long-term deferred revenue	140	140

Total liabilities	6,036	2,730

Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock $.10 par value; 5,000 shares authorized Series B, 28 shares issued and outstanding	3	3
Common stock, $.001 par value; 75,000 shares authorized, 38,428 and 34,286 issued and outstanding on March 31, 2010 and June 30, 2009, respectively	38	34
Additional paid-in capital	170,388	166,052
Accumulated deficit	(153,697)	(146,443)
Accumulated other comprehensive loss	(125)	(106)

Total shareholders’ equity	16,607	19,540

Total liabilities and shareholders’ equity	$22,643	$22,270

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share data)	2010	2009	2010	2009
Revenues
Software licenses and support	$875	$1,195	$3,275	$3,115
Hosted software services	610	820	1,760	2,194

Total revenues	1,485	2,015	5,035	5,309

Operating expenses
Cost of revenues	720	915	2,266	2,261
Selling, general and administrative	2,297	2,511	7,355	8,284
Product development	472	380	1,449	1,189
Depreciation and amortization	360	417	907	1,121

Total operating expenses	3,849	4,223	11,977	12,855

Operating loss	(2,364)	(2,208)	(6,942)	(7,546)
Other income (expense), net	96	113	(258)	451

Net loss	$(2,268)	$(2,095)	$(7,200)	$(7,095)

Basic and diluted loss per share	$(0.06)	$(0.06)	$(0.20)	$(0.21)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	March 31,
(in thousands)	2010	2009
Cash flows from operating activities
Net loss	$(7,200)	$(7,095)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	907	1,121
Share-based compensation	221	390
Restricted shares issued for services	45	70
Amortization of deferred financing cost warrants	533	—
Changes in assets and liabilities
Accounts receivable	(183)	258
Inventory	(4,132)	—
Prepaid expenses and other current assets	(344)	(471)
Accounts payable, accrued expenses and other liabilities	3,027	345
Deferred revenue	261	(2)

Net cash used in operating activities	(6,865)	(5,384)

Cash flows from investing activities
Restricted cash	256	—
Purchases of property and equipment and other assets	(280)	(22)
Other intangible assets acquired	(4)	(11)
Capitalized software development costs	(81)	(444)
Purchase of common stock	—	(148)
Net sales of marketable securities	4,424	2,382

Net cash provided by investing activities	4,315	1,757

Cash flows from financing activities
Proceeds from issuance of common stock	3,536	—
Proceeds from exercise of options	5	—
Dividends paid	(36)	(52)

Net cash provided (used) by financing activities	3,505	(52)

Effect of exchange rate changes on cash flows	(19)	(84)

Net increase (decrease) in cash and cash equivalents	936	(3,763)
Cash and cash equivalents, beginning of period	461	4,493

Cash and cash equivalents, end of period	$1,397	$730

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries and joint venture (collectively, the “company”). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the company’s Form 10-K for the fiscal year ended June 30, 2009 and the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited condensed consolidated financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For a number of years the company has experienced net losses and negative cash flow from operating activities as we focused on developing new products and services, refining our business strategies, expanding our addressable markets and repositioning the company for future growth. During this period our primary sources of funds have been the issuance of equity and the incurrence of third party debt. As discussed more fully in Note 19 of Notes to the Condensed Consolidated Financial Statements, we received net proceeds of approximately $3.5 million from the sale of common stock and warrants in a registered direct offering in December 2009 and the subsequent exercise of related warrants through the March 10, 2010 expiration date for such warrants. For the three and nine months ended March 31, 2010, the company incurred a net loss of $2,268,000 and $7,200,000, respectively. As of March 31, 2010, cash, cash equivalents and marketable securities were $3,076,000 the company had working capital of $3,996,000, an accumulated deficit of $153,697,000 and total shareholders’ equity of $16,607,000. These conditions indicate that the company may be unable to continue as a going concern. Based on our business plan, resources available at March 31, 2010 and estimated proceeds from the expected sale of certain assets, management of the company believes that we have sufficient working capital to fund our operations for the next twelve months. However, if the company’s cash flows from operations and asset sales are less than expected, the company may need to downsize operations, incur debt or raise additional capital. There can be no assurance, however, that the company will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company.

2. Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net loss	$(2,268)	$(2,095)	$(7,200)	$(7,095)
Preferred stock dividends	(18)	(17)	(54)	(52)

Net loss applicable to common shareholders	$(2,286)	$(2,112)	$(7,254)	$(7,147)

Weighted average shares	38,178	34,685	35,849	34,642

Basic and diluted loss per common share	$(0.06)	$(0.06)	$(0.20)	$(0.21)

All potential common shares were excluded from the calculation of net loss per share for the periods presented because their impact is antidilutive. At March 31, 2010, employee and non-executive director options (4,590,000), warrants (720,000), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding. At March 31, 2009, employee and non-executive director options (3,720,000), warrants (150,000), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Share-Based Compensation

Share-based compensation by category is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
SG&A	$88	$59	$189	$352
Product development	—	—	23	33
Cost of revenues	—	1	9	5

Share-based compensation expense	$88	$60	$221	$390

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

Stock option activity under the Employees and Non-Executive Directors Stock Option Plans (the “Plans”) for the period ended March 31, 2010 is as follows (in thousands, except per share and average life data):

Employees Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2009	3,648	$3.49	5.36	$405
Granted	1,535	1.44
Exercised	(8)	0.61
Expired/forfeited	(1,077)	2.62

Outstanding, March 31, 2010	4,098	$2.96	7.00	$217

Exercisable at March 31, 2010	2,335	$4.17	5.16	$28

Expected to vest at March 31, 2010	1,398	$1.35	9.42	$122

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Non-Executive Director Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2009	470	$3.50	5.49	$37
Granted	90	1.25
Expired	(67)	3.72

Outstanding, March 31, 2010	493	$3.06	6.38	$32

Non-executive director options are granted at market price and vest on the grant date.

As of March 31, 2010, there was approximately $1,045,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. Approximately $312,000 of this expense is expected to be recognized over a weighted-average period of 22 months. The remaining expense will be recognized if certain vesting conditions are met during the next 18 months.

The total intrinsic value of options exercised was $3,600 and $0 for the nine month periods ended March 31, 2010 and 2009, respectively. The weighted average grant date fair value of options granted during the nine month periods ended March 31, 2010 and 2009 was approximately $0.77 and $0.32, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of options vested was $195,000 and $352,000 for the nine month periods ended March 31, 2010 and 2009, respectively.

During fiscal 2006 the company issued 375,000 stock options to an independent consultant, exercisable at $3.25 per share. These options do not vest until the consultant realizes at least $1.0 million in sales of the company’s products; therefore no expense has been recorded as no sales have been realized through March 31, 2010. These options are not included in the disclosures above. These options expire at the later of seven years from the grant date or five years from the vesting date.

Effective January 17, 2007, the Board of Directors amended the terms of existing stock options previously granted to the company’s current employees whereby such options expire ten years from the original grant date. The incremental share-based compensation expense related to this change is being amortized as the related options vest.

On January 17, 2007, the shareholders approved several amendments to the 2001 Non-Executive Director Stock Option Plan whereby non-executive director stock options expire ten years from the original date of grant, non-executive directors will have up to two years to exercise their options after leaving the board and may elect to receive up to 50% of their cash director compensation in restricted common stock of the company issued at fair value in accordance with the terms of the Plan. On May 20, 2009, the shareholders approved an amendment to increase this percentage to 100%. During the nine months ended March 31, 2010, the company issued 28,041 shares of restricted common stock (valued at approximately $34,240) to certain non-executive directors in connection with this program. In May 2010, the company issued 8,370 shares of restricted common stock (valued at approximately $9,375) to such directors under the program.

4. Comprehensive Loss:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net loss as reported	$(2,268)	$(2,095)	$(7,200)	$(7,095)
Currency translation adjustment	(12)	(43)	(19)	(84)
Unrealized holding gain - marketable securities	—	100	—	500

Comprehensive loss	$(2,280)	$(2,038)	$(7,219)	$(6,679)

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Marketable Securities

At March 31, 2010 our marketable securities consisted primarily of money market investments. We classify our investments as “available for sale” and they have been recorded at cost which approximates fair market value due to their variable interest rates. As a result, we have had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from such investments through March 31, 2010. All income generated from these investments is recorded as interest income.

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

Revenues from external customers include revenues from the German operations of approximately $875,000 and $3,275,000 for the three and nine month periods March 31, 2010 and $1,195,000 and $3,115,000 for the three and nine months ended March 31, 2009, respectively. This operation had assets of approximately $916,000 and $1,327,000 at March 31, 2010 and 2009, respectively.

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

The company and EncounterCare Solutions, Inc. each own fifty percent of the joint venture and neither party has any special rights under the joint venture agreement. At March 31, 2010 and 2009, ExpressMD Solutions did not have any assets or liabilities and EncounterCare Solutions, Inc. does not have any recourse to our general credit. ExpressMD Solutions is consolidated in our financial statements because we are currently electing to provide the majority of funding for the joint venture and are deemed to be the primary beneficiary. For the three and nine month periods ended March 31, 2010, we made advances of approximately $139,000 and $361,000, respectively, to the joint venture to cover development and operating expenses. During the three and nine month periods ended March 31, 2009, we advanced approximately $89,000 and $324,000, respectively, to the joint venture for development and operating purposes. To date, the company’s total advances to the joint venture of approximately $895,000 have been in excess of the amounts required under the joint venture operating agreement entered into by the company. Although we expect to recover these advances as the joint venture generates revenues, there can be no assurance that such amounts will be recovered. Therefore, these amounts have been expensed as incurred and charged to selling, general and administrative expenses. In addition, we may decide to advance additional amounts to further joint venture activities.

In connection with our manufacturing and sales plans for the ExpressMD telehealth service, the company has purchased certain components and contract manufacturing services for the production of the monitoring appliance. These inventory amounts are stated at the lower of cost or market and consist of the following (in thousands):

	March 31, 2010	June 30, 2009
Purchased components	$4,082	$288
Finished goods	338	—

Total inventory	$4,420	$288

9. Goodwill and Other Intangible Assets

The company performs an annual impairment analysis of goodwill at the end of the fiscal year. Any adverse development or change in its business during the year would require an interim assessment. For the nine months ended March 31, 2010 there were no adverse developments or changes that required such an assessment. Due to current economic conditions, the company reviewed its impairment analysis as of March 31, 2010 and concluded that the carrying amount of goodwill has not changed. Goodwill of $7,291,000 relates to our business in Germany.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other intangible assets are included in other assets and consist of the following (in thousands):

	March 31, 2010			June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$342	$171	$171	$342	$157	$185
Trademarks	146	58	88	146	52	94
Acquired technologies	72	72	—	72	72	—
Licenses	1,267	1,142	125	1,263	1,066	197

Total	$1,827	$1,443	$384	$1,823	$1,347	$476

The company amortizes other intangible assets under the straight line method. Amortization expense was approximately $27,000 and $96,000 for the three and nine month periods ended March 31, 2010. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

2010	$26
2011	101
2012	59
2013	27
2014	27
Thereafter	144

$384

10. Shareholder’s Equity

The changes in shareholders’ equity for the nine months ended March 31, 2010 are summarized as follows (in thousands):

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, June 30, 2009	$3	$34	$166,052	$(146,443)	$(106)	$19,540
Preferred stock dividends				(54)		(54)
Share-based compensation expense			221			221
Issuance of common stock		4	3,532			3,536
Exercise of stock options			5			5
Issuance of restricted common stock			45			45
Issuance of warrants for commitment			533			533
Currency translation adjustment					(19)	(19)
Net loss				(7,200)		(7,200)

Balance, March 31, 2010	$3	$38	$170,388	$(153,697)	$(125)	$16,607

During the nine months ended March 31, 2010, approximately 8,140 stock options and 698,986 common stock warrants related to the company’s registered direct offering were exercised.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Preferred Stock

The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note. At March 31, 2010, the company has accrued dividends in the amount of $17,500 which remain unpaid.

12. Commitments and Contingencies

Between June and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York (“S.D.N.Y.”) against our company and certain of its current and former directors and former officers. Plaintiffs in those actions alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The securities law claims were based on the allegations that we failed to disclose that our August 2002 agreement with the USPS contained certain performance metrics, and that the USPS could cancel the agreement if we did not meet these metrics; that we did not disclose complete and accurate information as to our performance under, and efforts to renegotiate, the USPS agreement; and that when we did disclose that the USPS might cancel the agreement, the market price of our stock declined. On October 5, 2005 the Court consolidated the class actions under the caption In re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS), and appointed the Illinois State Board of Investment as lead plaintiff under the Private Securities Litigation Reform Act. The plaintiff filed an amended consolidated complaint on January 3, 2006, which asserted the same claims as the prior complaints and also alleged that Authentidate violated the federal securities laws by misrepresenting that it possessed certain patentable technology. On July 14, 2006, the Court dismissed the amended complaint in its entirety; certain claims were dismissed with prejudice and plaintiff was given leave to replead those claims which were not dismissed with prejudice. In August 2006, plaintiff filed a second amended complaint, which did not assert any claims relating to the company’s patents or under the Securities Act of 1933, but which otherwise was substantially similar to the prior complaint. The second amended complaint sought unspecified monetary damages. The company moved to dismiss the second amended complaint on November 13, 2006. On March 26, 2009, the S.D.N.Y. dismissed, with prejudice, the second amended complaint. The lead plaintiff filed an appeal and a hearing in the case was held before the U.S. Court of Appeals for the Second Circuit on February 3, 2010. On March 16, 2010, we reported that the U.S. Court of Appeals for the Second Circuit issued an order affirming in part and vacating and remanding in part the March 2009 decision of the S.D.N.Y. which had granted our motion to dismiss these claims with prejudice.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2010, we are not aware of any obligations under such indemnification agreements that would require material payments.

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

14. Other Income (Expense)

Other income (expense) consists of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Interest income	$45	$68	$140	$316
Rental income	45	45	135	135
Deferred financing costs	—	—	(533)	—
Other	6	—	—	—

Total other income (expenses)	$96	$113	$(258)	$451

As discussed more fully in Note 18 of Notes to Condensed Consolidated Financial Statements, deferred financing costs relate to the expiration of a Standby Commitment for financing.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The company’s assets subject to fair value measurements as of March 31, 2010 are as follows (in thousands):

	Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Current marketable securities - available for sale	$1,679	$1,679	$—	$—
Assets held for sale	2,000	—	—	2,000

Total	$3,679	$1,679	$—	$2,000

At June 30, 2009 and March 31, 2010, the company has approximately $2.0 million of assets held for sale that are valued on a non-recurring basis using level 3 inputs. For the nine months ended March 31, 2010, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings.

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

17. Accounting Standards Adopted in Fiscal 2010

In June 2009, the FASB issued guidance which is included in the Codification in FASB Accounting Standards Codification (ASC) 105, “Generally Accepted Accounting Principles” or collectively known as the “Codification”. The Codification is considered the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States except for additional authoritative rules and introspective releases issued by the SEC. All guidance contained in the Codification carries an equal level of authority. This guidance is effective for financial statements issued for interim and annual periods that ended after September 15, 2009. Effective July 1, 2009 the company adopted the Codification which had no impact on the company’s results of operations or financial position. The company also adopted the following FASB Accounting Standards Updates (ASU) during fiscal 2010:

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

•

ASU 2010-01, “Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash”, which amends the Codification to clarify when the stock portion of a distribution to shareholders is considered a share issuance that is reflected in earnings per share prospectively versus a stock dividend. ASU 2010-01 codifies the consensus reached in EITF Issue No. 09-E, “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.”

•

ASU 2010-02, “Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification” which clarifies circumstances where the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance applies and does not apply. The ASU also expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets.

•

ASU 2010-04, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs”, and ASU 2010-05, “Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation.” ASU 2010-04 and ASU 2010-05 contain revisions and technical corrections to various “S” Sections in the Codification which represent authorative guidance for SEC registrants. ASU 2010-05 updates paragraph 718-10-S99-2 of Codification Topic 718, Compensation – Stock Compensation, to reflect an SEC Staff Announcement on overcoming the presumption that escrowed share arrangements represent compensation for certain shareholders which codifies the SEC staff view documented in EITF Topic D-110, “Escrowed Share Arrangements and the Presumption of Compensation.”

•

ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820); Improving Disclosures about Fair Value Measurements” requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10, including separately disclosing the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and presenting information about purchases, sales , issuances, and settlements in certain reconciliations for Level 3 fair value measurements. In addition, ASU 2010-06 clarifies disclosure requirements about determining the appropriate classes of assets and liabilities and valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

•

ASU 2010-09 “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.

The adoption of ASU’s described above had no impact on the company’s results of operations or financial position.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

brother of Mr. J. David Luce, a member of the company’s board of directors. The warrants will be restricted securities issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

In connection with issuance of the 400,000 warrants related to the Commitment, the company recorded non-cash deferred financing costs and additional paid-in capital of approximately $533,000. These warrants were valued using the Black-Scholes option pricing model. Since the Commitment amount had been reduced to zero, the deferred financing costs were fully amortized as other expense during the quarter ended December 31, 2009.

19. Registered Offering

In December 2009, the company entered into a Placement Agency Agreement in which Rodman & Renshaw, LLC (the “Placement Agent”) was engaged as the Placement Agent relating to a registered direct offering by the company of up to an aggregate of 3,400,000 shares of common stock of the company, par value $0.001 per share (the “common stock”) and common stock purchase warrants (the “warrants”) to purchase up to an aggregate of 3,400,000 shares of Common Stock at an exercise price of $1.00 per warrant. On December 7, 2009, the company entered into a securities purchase agreement with certain institutional and/or accredited investors pursuant to which the company agreed to sell an aggregate of 3,400,000 shares of its common stock and warrants to purchase a total of 3,400,000 shares of its common stock to the investors for gross proceeds of $3.4 million. The purchase price of a share of common stock and warrant was $1.00 per share. The warrants were exercisable for a period of 90 days following the closing date of the offering at an exercise price of $1.00. Through March 10, 2010, the expiration date of these warrants, an aggregate of 698,986 warrants were exercised and the remainder expired on the stated expiration date. The company received proceeds of $698,986 from the exercise of such warrants. The net proceeds to the company from the offering and subsequent warrant exercises, after deducting Placement Agent fees and the company’s estimated offering expenses, were approximately $3,536,000. Pursuant to the Placement Agency Agreement, the company agreed to pay the Placement Agent an aggregate fee equal to 7.0% of the aggregate gross proceeds raised in connection with the offering, excluding warrant exercises, and issued the Placement Agent a warrant to purchase 170,000 shares of common stock at a per share exercise price of $1.25, which warrants will be exercisable for a period of five years from the effective date of the registration statement. The common stock, warrants to purchase common stock and shares of common stock issuable upon exercise of the warrants were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission on December 9, 2009 in connection with a takedown from the company’s shelf registration statement on Form S-3 (File No. 333-161220), which was declared effective by the Securities and Exchange Commission on September 30, 2009.

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

Our ExpressMD™ Solutions joint venture with EncounterCare Solutions, Inc., a provider of technology and services to the home healthcare marketplace, will provide in-home patient vital signs monitoring systems and services to improve care for patients with chronic illnesses and reduce the cost of care by delivering results to their health care providers via the Internet. ExpressMD Solutions, combines EncounterCare’s Electronic House Call™ patient vital signs monitoring appliances with a specially designed web-based management and monitoring software module based on Authentidate’s Inscrybe® Healthcare platform. The service enables unattended measurements of patients’ vital signs and related health information and is designed to aid wellness and preventative care, and deliver better care to specific patient segments who require regular monitoring of medical conditions. Health care providers can easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans securely via the Internet. ExpressMD Solutions’ easy to use patient monitoring system is intended to provide patients with increased peace of mind and improved condition outcomes through a combination of care plan schedule reminders and comprehensive disease management education on their in-home communication unit. The service provides intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Health care providers and health insurers are also expected to benefit by having additional tools to improve patient care, and reduce overall in-person and emergency room patient visits.

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

For a number of years, we have experienced net losses and negative cash flow from operating activities. Our principal activities during this period have focused on developing new products and services, hiring management, refining our business strategies and repositioning our businesses for growth. Although we believe we are well positioned for such growth, we expect to continue to generate net losses and negative cash flow for the foreseeable future as we seek to expand our potential markets and generate increased revenues. See “Liquidity and Capital Resources”. As described in greater detail below, in December 2009, we closed on the sale of 3,400,000 shares of our common stock and warrants to purchase 3,400,000 shares of our common stock to certain institutional and/or accredited investors in a registered direct offering. From this transaction and warrant exercises through March 10, 2010, the warrant expiration date, we received net proceeds of approximately $3.5 million. We are using these proceeds for working capital and general corporate purposes, including supporting the rollout of our ExpressMD telehealth products and services.

During fiscal 2010 we have continued to take steps to refine our strategic focus, complete our core service offerings, significantly expand our addressable markets, reduce operating costs and position the company for long-term growth. In the United States we have continued to invest in our Inscrybe® platform with particular emphasis on refining and marketing Inscrybe® Healthcare, an automated and trusted Health Information Exchange and workflow management service targeting the needs of enterprises in the healthcare market, and our ExpressMD telehealth products and services. We believe our business will benefit from the recent federal government healthcare reforms approved in March 2010 as well as trends in the U.S. healthcare industry to significantly reduce costs, shorten the length of hospital stays, shift patient care towards wellness and preventative care programs and automate healthcare records and processes. Although we have taken steps to focus our business in these areas, our progress will be impacted by the timing of customer contracts and implementations and the market acceptance of our products and services. Over this same period our business unit in Germany continued to grow acceptance for its electronic signature and time stamping products, and focused on further penetrating the German healthcare market with its security technology offerings.

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

Revenue Recognition

Revenue is currently derived from transaction fees for web-based hosted software services, software licenses, maintenance arrangements, Electronic Postmark (EPM) sales and post contract customer support services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met: the delivered item has value to the customer on a stand-alone basis; there is objective and reliable evidence of the fair value of the undelivered items in the arrangement; if the arrangement includes a general right of return relative to the delivered items, and delivery or performance of the undelivered item is considered probable and substantially in our control. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement. If these criteria are met, we allocate total revenue among the elements based on the sales price of each element when sold separately which is referred to as vendor specific objective evidence or VSOE.

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

Results of Operations

Three and nine months ended March 31, 2010 compared to three and nine months ended March 31, 2009.

Revenues were $1,485,000 for the quarter ended March 31, 2010, compared to $2,015,000 for the prior year period. These results reflect a decrease in revenues from our German operations due to the timing of certain contract awards and project implementations and a decrease in U.S. revenues due to the Medco acquisition of Liberty Medical and the related expiration of our contract with Liberty at the end of March 2009 which offset growth from new customers in the U.S. Revenues for the nine months ended March 31, 2010 were approximately $5,035,000 compared to $5,309,000 for the prior year. These results reflect a decrease in U.S. revenues as a result of the Liberty Medical acquisition referred to above which offset an increase of approximately 5% in German revenues from new customer projects.

Cost of revenues decreased to $720,000 for the quarter ended March 31, 2010, compared to $915,000 for the same period in the prior year. This decrease is due primarily to lower hardware and professional services costs for certain projects which offset higher license, maintenance and data center expenses. Cost of revenues for the nine months ended March 31, 2010 were $2,266,000 compared to $2,261,000 for the prior year reflecting the same trends as the quarter as well as additional hardware expenses for certain projects.

Selling general and administrative (SG&A) expenses decreased to $2,297,000 for the quarter ended March 31, 2010, compared to $2,511,000 for the prior year period. The decrease reflects our cost management activities for the period and the timing of audit and related expenses from period to period. SG&A expenses for the nine months ended March 31, 2010 decreased to $7,355,000 compared to $8,284,000 for the prior year reflecting the same trends as the quarter and lower share based compensation expense. The prior year period includes a state payroll tax credit of approximately $326,000 offset by the write off of deferred deal expenses of approximately $900,000 related to the termination of our deal with Parascript.

Product development expenses were $472,000 for the quarter ended March 31, 2010, compared to $380,000 for the prior year period. Product development spending fluctuates period to period based on the amounts capitalized. Total spending for the quarter, including capitalized amounts, was $474,000 compared to $483,000 for the prior year reflecting our cost management activities. Product development expenses for the nine months ended March 31, 2010 were $1,449,000 compared to $1,189,000 for the prior year. Total spending for the period was $1,530,000 compared to $1,633,000 for the prior year reflecting the same trends as the quarter.

Depreciation and amortization expense was $360,000 for the quarter ended March 31, 2010, compared to $417,000 for the prior year period. This decrease is due primarily to the decrease in spending on capitalized software and fixed assets. For the nine month period depreciation and amortization was $907,000 compared to $1,121,000 for the prior year reflecting the same trends.

Other income (expense) includes interest and other income for the periods and the amortization of non-cash deferred financing costs for the nine month period ended March 31, 2010. Interest and other income decreased to $96,000 for the quarter ended March 31, 2010, compared to $113,000 for the prior year period. For the nine months ended March 31, 2010 interest and other income was $275,000 compared to $451,000 for the prior year. The decrease in interest and other income is due primarily to lower interest rates and lower cash and investment balances during the current period, as we continue to invest in our business. As discussed more fully in Note 18 of Notes to the Condensed Consolidated Financial Statements, during the quarter ended December 31, 2009 we recorded a non-cash expense of $533,000 to amortize the deferred financing costs related to the Standby Commitment we entered into in September 2009 which expired in connection with our capital raise in December 2009.

Net loss for the quarter ended March 31, 2010 was $2,268,000, or $0.06 per share, compared to $2,095,000, or $0.06 per share, for the prior year period. For the nine months ended March 31, 2010 net loss was $7,200,000, or $0.20 per share, compared to $7,095,000, or $0.21 per share, for the prior year. The net loss for the periods reflects the revenue fluctuations, cost management activities and other matters discussed above.

Liquidity and Capital Resources

Overview

Our operations and product development activities have required substantial capital investment to date. Our primary sources of funds have been the issuance of equity and the incurrence of third party debt. In February 2004, we sold 5,360,370 common shares in private placements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506, promulgated thereunder. We realized gross proceeds of approximately $73,700,000 from these transactions and received net proceeds of approximately $69,100,000 after payment of offering expenses and broker commissions. We have been using the cash raised in this financing to provide funding for our operations and product development activities since that time. In addition, we completed a $3,400,000 registered direct offering of shares of common stock and warrants in December 2009 and are using the net proceeds of approximately $3,500,000 on from this financing and the related warrant exercises for working capital and general corporate purposes, including supporting the rollout of our ExpressMD telehealth products and services.

Expenditures for data center assets and property and equipment totaled approximately $280,000, expenditures for software licenses totaled approximately $4,000 and capitalized software development expenditures totaled approximately $81,000 for the nine months ended March 31, 2010. We have developed and intend to continue to develop new applications to grow our business and address new markets.

As described in greater detail in Note 18 of Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, on September 23, 2009, the company entered into a Standby Commitment with an accredited investor pursuant to which the investor agreed to purchase senior secured convertible debentures in an aggregate principal amount of up to $3,000,000 during the 12-month commitment term, upon prior notice by the company. The Standby Commitment provided that if the company raised capital or received proceeds from this sale of certain assets during the commitment term, the amount of available borrowings under the Standby Commitment would be reduced by such amounts. Accordingly, following the completion of our registered direct offering in December 2009 and the subsequent exercise in January 2010 of certain common stock purchase warrants originally issued in such financing, the Standby Commitment automatically terminated in accordance with its terms. No convertible debentures were sold under this arrangement. The company granted 400,000 warrants to the investor in consideration of the commitment to provide the financing. Such warrants are exercisable for a period of five years at an exercise price of $1.20 per share. In connection with grant of the 400,000 warrants related to the Commitment, the company recorded non-cash deferred financing costs and additional paid-in capital of approximately $533,000. The non-cash deferred financing costs were expensed as other expense during the quarter ended December 31, 2009.

During the quarter ended September 30, 2009 we filed with the SEC a registration statement on Form S-3 and a pre-effective amendment to such registration statement under the Securities Act. The shelf registration, was declared effective by the SEC on September 30, 2009 and allows us to sell, from time to time in one or more public offerings, shares of our common stock, shares of our preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of such securities, for proceeds in the aggregate amount of up to $40 million. Following the completion of our registered direct offering in December 2009, there is approximately $36 million available under this registration statement for future transactions. The terms of any such future offerings, if any, and the type of equity or debt securities would be established at the time of the offering. This disclosure shall not constitute an offer to sell or a solicitation of an offer to buy the securities, nor shall there be any sale of these securities in any jurisdiction in which an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Any offer of the securities will be solely by means of the prospectus included in the registration statement and one or more prospectus supplements that will be issued at the time of the offering.

Cash Flows

At March 31, 2010, cash, cash equivalents and marketable securities amounted to approximately $3,076,000 and total assets at that date were $22,643,000. Since June 30, 2009 cash, cash equivalents and marketable securities have decreased by $3,488,000 as we utilized cash principally to fund operating losses, product development activities, joint venture investments, changes in working capital and capital expenditures during the nine month period ended March 31, 2010. Cash used for the period includes investments in joint venture inventory and operations of approximately $1.1 million and $361,000, respectively, and the prepayment of certain insurance premiums and maintenance contracts. We expect to continue to use cash to fund operating losses, product development activities, joint venture investments and capital expenditures for the foreseeable future.

Net cash used by operating activities for the nine months ended March 31, 2010 was approximately $6,865,000 compared to $5,384,000 for the prior year period. This change reflects the joint venture investments and prepayments discussed above.

Net cash used by investing activities, excluding purchases and sales of marketable securities, was $109,000 for the nine months ended March 31, 2010, compared to $625,000 for the prior year period. This change is due primarily to decreases in product development spending capitalized in fiscal 2010, lower spending for software licenses and a decrease in restricted cash.

Net cash provided by financing activities for the nine months ended March 31, 2010 was approximately $3,505,000 which was primarily due to the sale of 3,400,000 shares of our common stock and warrants to purchase 3,400,000 shares of our common stock to certain institutional and/or accredited investors in a registered direct offering in December 2009. The purchase price for each share and warrant was $1.00. The warrants were exercisable through March 10, 2010, at an exercise price of $1.00 per share. Gross proceeds from the offering and warrant exercises for 698,986 shares of common stock were approximately $4.1 million and we received approximately $3.5 million in net proceeds, after deducting the placement agent’s fees and estimated offering expenses. During the quarter ended March 31, 2010 we issued the warrant holders 698,986 shares of common stock and the remainder of the warrants expired on the stated expiration date. In connection with this transaction, we entered into a Placement Agency Agreement with Rodman & Renshaw, LLC and paid them a fee equal to 7.0% of the aggregate gross proceeds raised in connection with the offering, excluding warrant exercises and issued them a warrant to purchase 170,000 shares of common stock at a per share exercise price of $1.25, which warrants will be exercisable for a period of five years from the effective date of the registration statement. The shares of common stock, the warrants and the shares of common stock issuable upon exercise of the warrants were offered and sold pursuant to a base prospectus which is included in the company’s shelf registration statement on Form S-3 and the related prospectus supplement filed with the Securities and Exchange Commission on December 9, 2009. In addition, in October 2009, we received approximately $5,000 in connection with the exercise of employee stock options.

Net cash used in financing activities for the nine months ended March 31, 2009 was not significant. We did not engage in any external financing activities during the nine months ended March 31, 2009.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits, product development activities, capital expenditures and joint venture activities. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings. As mentioned in the Overview Section, we believe that the company will benefit from the recent federal government healthcare reforms and industry trends focused on automation and cost reduction. For the three and nine months ended March 31, 2010, the company incurred a net loss of $2,268,000 and $7,200,000, respectively. As of March 31, 2010, cash, cash equivalents and marketable securities were $3,076,000, the company had working capital of $3,996,000, an accumulated deficit of $153,697,000 and total shareholders’ equity of $16,607,000. These conditions indicate that the company may be unable to continue as a going concern. Based on our business plan, resources available at March 31, 2010 and estimated proceeds from the expected sale of certain assets, management of the company believes that we have sufficient working capital to fund our operations for the next twelve months. However, if the company’s cash flows from operations and asset sales are less than expected, the company may need to downsize operations, incur debt or raise additional capital. There can be no assurance, however, that the company will be successful in raising additional capital, or securing financing when needed or on terms satisfactory to the company. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised through the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition.

Our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	our relationships with suppliers and customers;

•	the market acceptance of our software, services and products;

•	the levels of promotion and advertising that will be required to launch our new offerings and achieve and maintain a competitive position in the marketplace;

•	price discounts on our software and services and other products to our customers;

•	our pursuit of strategic transactions;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the level of accounts receivable and inventories, if any, that we maintain;

•	capital improvements to new and existing facilities;

•	technological advances; and

•	our competitors’ response to our offerings.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of March 31, 2010, no shares of the Series B preferred stock have been redeemed.

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

Commitments

Office Lease Commitments

We entered into the lease agreement for our executive offices on July 11, 2005. The lease was for a term of ten years and four months, with a commencement date of October 1, 2005 and covers approximately 19,700 total rentable square feet. The annual rent in the first year was $324,000 increasing to $512,000 in year 2 and increasing at regular intervals until year 10 when the annual rent was approximately $561,000. Effective February 1, 2010, we amended our lease to reduce the annual rent to approximately $512,000 for the remaining lease term and extended the lease term for one year through January 2017. The lease also provides us with a one-time option to renew the lease for a term of five years at the then-current market rate. As part of the lease agreement, we had posted a letter of credit securing our lease payments which was reduced to approximately $256,000.

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

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of March 31, 2010 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$4,425	$807	$2,167	$1,024	$427

        On February 18, 2010, we entered into agreements with each of our president and chief financial officer, in order to implement a compensation modification program approved by the Management Resources and Compensation Committee of the Board of Directors. Pursuant to these agreements, both officers agreed to accept a reduction in their base salary to 85% of their current base salary until such time as the company achieves “cash flow breakeven”. Pursuant to these agreements, the term “cash flow breakeven” is defined to mean that the company has achieved positive cash flow from operations for two consecutive fiscal quarters ending no later than the end of the fiscal quarter ending September 30, 2011, determined by reference to the revenues and other amounts received by the company from its operations; provided, however, that the term “cash flow from operations” shall not include (a) amounts received from the sale, lease or disposition of (i) fixed or capital assets, including without limitation, the land and building located at 2165 Technology Drive, Schenectady, New York, except for amounts received in the ordinary course of business; or (ii) any subsidiary company; (b) capital expenditures; (c) interest income and expense; and (d) other non-operating items as determined in accordance with generally accepted accounting principles in the United States as consistently applied during the periods involved. In consideration for their agreement to accept a reduction in their base salary, we granted such officers options to purchase such number of shares of common stock as is equal to 15% of their base salary. Accordingly, we granted our president 43,500 options and granted our chief financial officer 39,000 options. The options were granted under the company’s 2000 Employee Stock Option Plan, are exercisable for a period of 10 years at a per share exercise price of $1.01 and shall only vest and become exercisable upon either the date determined that the company achieves cash flow breakeven or in the event of a termination of employment either without “cause” or for “good reason”, as such terms are defined in the employment agreements we previously entered with each such officer.

Further, in connection with the above-referenced compensation modification program, all employees of the company were granted options to purchase shares of common stock under the company’s 2000 Employee Stock Option Plan in consideration for a reduction in their current salary. Under this program, the company reduced the salaries of non-executive employees earning $110,000 per annum or less by 10% and reduced the salaries of its other non-executive employees by 15% and in consideration for such modification, awarded such employees options to purchase such number of shares of common stock as is equal to the foregone salary as measured over a one-year period. Accordingly, we granted our employees a total of approximately 447,150 options. Under this program, employees’ base salary will revert to its prior level upon the company’s achievement of cash flow breakeven, as defined above, or if otherwise specified by the Board of Directors to be earlier. The options awarded to non-executive employees will vest on the date that the company achieves cash flow breakeven, and are exercisable for a period of 10 years at a price of $1.00 per share; provided, however that for any employee that has an employment letter governing the terms of his employment with the company, the exercise price of the options will be equal to the greater of $1.00 or the closing price of the company’s common stock, as reported on the Nasdaq Capital Market, on the date such person agrees to the compensation modification program.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2010, we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us.

Present Accounting Standards Not Yet Adopted

In October 2009 the FASB issued Accounting Standards Update (ASU) 2009-13, “Revenue Recognition Topic 605)-Multiple-Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. ASU 2009-13 represents consensuses reached in Issue 08-01 (2009-13) and Issue 09-3 (2009-14) by the EITF at its September 9-10, 2009 meeting. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

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

In December 2009 the FASB issued Accounting Standards Update (ASU) 2009-17 “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which codifies FASB Statement No. 167, a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 and early adoption is not permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In February 2010 the FASB issued Accounting Standards Update (ASU) 2010-08, “ Technical Corrections to Various Topics”, thereby amending the FASB Accounting Standards Codification. This ASU resulted from a review by the FASB of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB’s original intent. The FASB believes the amendments do no fundamentally change U.S. GAAP. However, certain clarifications on embedded derivatives and hedging may cause a change in the application of the guidance in Subtopic 815-15. The ASU contains various effective dates. The clarifications on the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) applies to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. All other amendments are effective as of the first reporting period (including interim periods) beginning after the date this ASU was issued (February 2, 2010). We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have approximately $1,679,000 invested in high quality, short-term investments as of March 31, 2010. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At March 31, 2010, our unrestricted cash and marketable securities totaled approximately $3,076,000, of which approximately $1,679,000 was invested in money market investments. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses. For more information on our investments see Note 5 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

Between June and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York (the “S.D.N.Y.”) against our company and certain of our current and former directors and former officers. Plaintiffs in those actions alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The securities law claims were based on the allegations that we failed to disclose that our August 2002 agreement with the USPS contained certain performance metrics, and that the USPS could cancel the agreement if we did not meet these metrics; that we did not disclose complete and accurate information as to our performance under, and efforts to renegotiate, the USPS agreement; and that when we did disclose that the USPS might cancel the agreement, the market price of our stock declined. On October 5, 2005 the Court consolidated the class actions under the caption In re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS), and appointed the Illinois State Board of Investment as lead plaintiff under the Private Securities Litigation Reform Act. The plaintiff filed an amended consolidated complaint on January 3, 2006, which asserted the same claims as the prior complaints and also alleged that Authentidate violated the federal securities laws by misrepresenting that it possessed certain patentable technology. On July 14, 2006, the Court dismissed the amended complaint in its entirety; certain claims were dismissed with prejudice and plaintiff was given leave to replead those claims which were not dismissed with prejudice. In August 2006, plaintiff filed a second amended complaint, which did not assert any claims relating to the company’s patents or under the Securities Act of 1933, but which otherwise was substantially similar to the prior complaint. The second amended complaint sought unspecified monetary damages. The company moved to dismiss the second amended complaint on November 13, 2006. On March 26, 2009, the S.D.N.Y. dismissed, with prejudice, the second amended complaint. The lead plaintiff filed an appeal and a hearing in the case was held before the U.S. Court of Appeals for the Second Circuit on February 3, 2010. On March 16, 2010, we reported that the U.S. Court of Appeals for the Second Circuit issued an order affirming in part and vacating and remanding in part the March 2009 decision of the S.D.N.Y. which had granted our motion to dismiss these claims with prejudice.

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

We incurred net losses of approximately $9,367,000, $15,811,000 and $15,063,000 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. We also had a net loss of approximately $7,200,000 for the nine months ended March 31, 2010 and an accumulated deficit of approximately $153,697,000 at March 31, 2010. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers or our ability to derive revenues from our joint venture. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we cannot assure you that we will be profitable in any future period.

Our capital requirements are significant and we have historically financed our operations through private placements of securities.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software, services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $7,910,000, $14,903,000 and $14,852,000 in cash for continuing operating activities for the fiscal years ended June 30, 2009, 2008 and 2007, respectively, and $6,865,000 for the nine months ended March 31, 2010. Our available cash, cash equivalents and marketable securities as of March 31, 2010 totaled approximately $3,076,000. We expect this cash, along with revenues generated from operations and estimated proceeds from the sale of certain assets, to satisfy our cash needs for at least the next twelve months. No assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations and no assurances can be given that we will be able to sell the subject assets. If we are unable to attain projected revenue levels for our business, it may be necessary to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. There can be no assurance, however, that the company will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company or that the company will be able to continue as a going concern. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

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

As described in detail in Item 1. “Legal Proceedings” of Part II of this Annual Report on Form 10-Q, several purported class action complaints were filed in federal court alleging our company and certain of our current and former directors and former officers violated the federal securities laws. Subsequently, four purported shareholder derivative actions were filed against certain of our current and former directors and former officers based on allegations substantially similar to those set forth in the purported class actions. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows. In March 2009, the United States District Court for the Southern District of New York dismissed with prejudice the second amended complaint that had been filed in a shareholder class action against the company and certain current and former directors and former officers. On March 16, 2010, we reported that the United States Court of Appeals for the Second Circuit issued an order affirming in part and vacating and remanding in part the March 2009 decision of the S.D.N.Y.

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

We evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. Goodwill is evaluated annually for impairment at the end of each fiscal year, regardless of events and circumstances. As of March 31, 2010, we had approximately $7,341,000 of goodwill principally from our acquisition of our German subsidiary, Authentidate International, AG. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

We have incurred significant additional costs concerning our international operations and may incur additional costs in the future.

We have incurred substantial costs in supporting the operation of our German subsidiary, Authentidate International, AG. In June 2009, we renewed for one-year our employment agreement with Mr. Jan Wendenburg, the CEO of Authentidate International, pursuant to which he will receive a base salary of approximately 210,000 Euros. Further, for the fiscal years ended June 30, 2009, 2008 and 2007 and the nine months ended March 31, 2010, we advanced or made capital investments of approximately $1,927,000 to this subsidiary. We cannot provide any assurance that we will recoup any of these amounts from this subsidiary. We expect to incur additional costs in the future in connection with the operations of this subsidiary.

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

Presently, we have two issued U.S. patents. In addition, we have three U.S. patent applications pending relating to the technology and business processes underlying our services and applications. However, some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate”, “Inscrybe,” “Inscrybe Office” and “CareCert” in the U.S., the trademark “Authentidate” in Canada, Germany, Mexico and in the European Community, “Inscrybe” in the European Community and Canada, “Inscrybe Office,” and a number of other trademarks as Madrid Protocol international registrations. We have also sought to register a number of additional trademarks in the U.S. and certain foreign markets. We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

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

The price of our common stock has been, and is likely to continue to be, volatile. Our stock price during the nine months ended March 31, 2010 traded as low as $0.38 per share and as high as $1.81 per share. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

As of March 31, 2010, the following options and warrants were outstanding:

•

Stock options to purchase approximately 4,590,000 shares of common stock at exercise prices ranging from $0.39 to $7.28 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $2.97 per share. These stock options are employee and non-executive director options.

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

a) Sales of Unregistered Securities

In February 2010, we issued an aggregate of 10,952 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2001 Non-Executive Director Stock Option Plan, as amended. Such shares were issued for service on our board during the quarter ended December 31, 2009. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

b) Not applicable

c) Repurchase of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

May 13, 2010	/s/ O’Connell Benjamin
Date	O’Connell Benjamin
President

/s/ William A. Marshall
William A. Marshall
Chief Financial Officer & Treasurer