Form 10-K
period 2010-06-30
AUTHENTIDATE HOLDING CORP
filed 2010-10-13
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 ) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” and in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2009): $37,100,000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 38,451,088 as of October 8, 2010.

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

Our ExpressMD™ Solutions joint venture with EncounterCare Solutions, Inc., a provider of technology and services to the home healthcare marketplace, provides in-home patient vital signs monitoring systems and services to improve care for patients with chronic illnesses and reduce the cost of care by delivering results to their healthcare providers via the Internet. ExpressMD™ Solutions, combines EncounterCare’s Electronic House Call™ patient vital signs monitoring appliances with a web-based management and monitoring software module based on Authentidate’s Inscrybe® Healthcare platform. The service enables unattended measurements of patients’ vital signs and related health information and is designed to aid wellness and preventative care, and deliver better care to specific patient segments who require regular monitoring of medical conditions. Healthcare providers can easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans securely via the Internet. ExpressMD™ Solutions’ easy to use patient monitoring system is intended to provide patients with increased peace of mind and improved condition outcomes through a combination of care plan schedule reminders and comprehensive disease management education on their in-home communication unit. The service provides intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Healthcare providers and health insurers are also expected to benefit by having additional tools to improve patient care, and reduce overall in-person and emergency room patient visits.

Authentidate currently operates its business in the United States and Germany with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. In the United States the business is engaged in the development and sale of web-based services largely based on our Inscrybe® platform and related capabilities and telehealth services through our ExpressMD™ Solutions joint venture. In the United States, we also offer our patent pending content authentication technology in the form of the United States Postal Service® Electronic Postmark® (EPM). In Germany the business is engaged in the development and sale of software applications that provide electronic signature and time stamping capabilities for a variety of corporate processes including electronic billing and archiving solutions and security technology offerings. Our web-based services and software applications are compliant with applicable digital signature rules and guidelines. We sell our web-based services and software applications through a direct sales effort and reseller arrangements.

General Business Developments during Fiscal Year 2010

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

During this period we have also advanced the development of our ExpressMD telehealth service offering and continued to refine the capabilities of our patient vital signs monitoring appliance. We have identified sources for the materials needed to manufacture the monitoring appliances and purchased a number of longer lead-time components, completed testing for the appliances and started to produce finished units with a contract manufacturer. In April 2009 we announced that we had received 510(k) market clearance from the FDA for the monitoring appliance and since that time, we have been implementing our manufacturing and sales plans for ExpressMD and have started to deploy units and services with customers.

We intend to continue our efforts to market our software applications, web-based services and related products in our target markets. We also intend to focus on identifying additional applications and markets where our technology can address customer needs.

Our current revenues consist principally of transaction fees for web-based hosted software services, software license fees, and maintenance charges. From our telehealth business we expect to generate revenues from hardware sales, monthly monitoring services and maintenance fees. Growth in our business is affected by a number of factors, including general economic and business conditions, and is characterized by long sales cycles. The timing of customer contracts, implementations and ramp-up to full utilization can have a significant impact on results and we believe our results over a longer period of time provide better visibility into our performance.

For the fiscal year ended June 30, 2010 one customer accounted for approximately 17% of our consolidated revenues. A discussion of the geographic areas where we have business operations is set forth in Note 17 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Products and Services

Our business in the U.S. provides health information exchange applications and telehealth solutions and services incorporating workflow automation, electronic signature, and transaction management capabilities based on our Inscrybe® platform and remote patient monitoring solutions using our Electronic House Call™ products and services. Our services are designed for ease of use and flexibility, and can be easily customized to meet the needs of specific industries or companies. Our products and services are scalable, facilitating the migration from existing paper processes and patient care practices. The ability of Inscrybe® to permit customers to choose the modules they want to implement, as well as the platform’s ability to support mixed-modal forms of communication contribute to the platform’s functionality and versatility.

Inscrybe® Healthcare—Inscrybe® Healthcare, one of our main strategic initiatives, is a secure web-based health information exchange and workflow automation solution that enables healthcare industry participants to securely exchange and track a variety of documents, certificates, authorizations, and other information over different modes of communication, including electronic and fax delivery. Inscrybe® Healthcare incorporates electronic signatures, rules based electronic forms, content authentication using the USPS® EPM®, workflow intelligence for routing and transaction management, and identity credentialing and verification. Inscrybe® Healthcare allows users to simplify complex clinical and administrative processes required for patient care, and facilitates order processing, online review and electronic signature of healthcare documentation, while validating the identity of the parties involved. Further, it is designed to comply with Health Insurance Portability and Accountability Act (HIPAA) guidelines. We designed the system in a modular fashion so it is easily configurable to meet customer needs and allows for the migration from current paper-based processes to an efficient paperless automated work environment. It is used to track and manage all kinds of structured and unstructured data and can be interfaced with existing in-house and external systems, including Health Information Exchange infrastructures. Inscrybe Healthcare includes the following workflow automation modules:

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

•

Inscrybe Healthcare Discharge—enables hospital case managers, social workers, and discharge planners to optimize the patient discharge process. The Discharge module uses defined workflows for patient discharge referrals, eligibility verification and acceptance, and automatic notifications to suitable care facilities or home care providers. It integrates with a hospital’s information or patient record system, resulting in a more cost-effective discharge planning process and enhanced compliance and audit capabilities.

•

Physician Services—provides automated processes to enable physicians to (i) refer patients to other physicians, care facilities or home care providers (ii) send and receive sensitive information to and from patients using secure e-mail, and (iii) track billable signatures and time spent managing patient care plans to support reimbursement submissions.

ExpressMD™—the complete ExpressMD™ solution integrates Electronic House Call™, an advanced in-home patient vital signs monitoring system, with a software interface based on the Inscrybe® Healthcare platform. ExpressMD™ works with simple devices, such as blood pressure monitors, weight scales, thermometers, glucometers, sleep apnea devices and wound care cameras, for unassisted patient vital signs measurement and monitoring. The system allows for manual entry or automatically takes vital signs from peripherals (both wired and wireless devices) and communicates with the practitioner over the Internet for analysis and intervention. Patients can access the information on the monitoring software interface to review their own vital statistics history, as well as to obtain reminders of their scheduled medications, practitioner instructions, and therapy regimen. The system also includes onscreen patient treatment, disease management education, and intelligent routing to alert on-duty caregivers if any vital statistics fall outside of the range of parameters pre-set by the practitioner. Additionally, physicians and their staff can order supplies and services for patients using the Inscrybe Healthcare feature provided by the system.

Inscrybe® Office—a web-based service, for business or personal use, to securely and conveniently sign, seal and confirm receipt of important documents over the web. The service supports multiple electronic signatures on the same document, provides optional features such as acknowledgment of receipt, verification of recipient identity, content authentication using the USPS EPM and audit trails. Inscrybe Office can be used for legally binding or compliance-dependent transactions such as business or personal contracts, agreements, closing documents, transcripts, offer letters, prescriptions, authorizations and other important documents.

USPS EPM Service®—a content integrity and time-and-date stamp application, enables a user to have a digital record of a transaction created and stored by a trusted third party that can be used to verify the content, date, time and parties related to the transaction in the future. The EPM can be used to verify the authenticity of a document or file sent electronically as of a specific point in time and allows users to detect whether or not documents or files stamped with an EPM seal have been altered or modified. The USPS EPM incorporates our proprietary content authentication technology and is branded by the USPS pursuant to a non-exclusive, license agreement between the USPS and the company. Under the company’s current license agreement, the USPS defines and maintains the technical and operational standards for the EPM service, and serves as backup verifier for all EPM transactions. The expiration of this license, which was July 31, 2010, has been extended through December 2010.

In instances where the above structured services may not exactly match the business needs of our customers, we also design and provide custom solutions that leverage the technical and operational capabilities that form the basis of the above services.

Our business in Germany provides signature-based business process software applications and web-based solutions for European and international customers that feature easy integration, economic efficiency, and platform independence. Our subsidiary, Authentidate International, AG, is a Certification Service Provider, accredited by the German Regulatory Authority for Telecommunications and Post in accordance with the German Electronic Signature Act and European directives. The German Electronic Signature Act established the conditions required to give digital documents legal validity through the use of electronic signatures, granting them an equivalent status to conventional paper documents (i.e. enabling them to be used as evidence in legal disputes). As an accredited provider, our solutions generate legally valid time stamps in accordance with the German Electronic Signature Act and European guidelines. Our current products and services include the following:

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

•

Signamus Signature Web service and Signature Check Web service—provides an out-sourced qualified signature and verification service for entities and a 7 x 24 web service to verify signatures and time stamps.

In Germany we also provide professional services, and customized security software solutions to customers primarily in the healthcare space.

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

Competition

We compete in markets for our software, web-based services and our telehealth products and services that are highly competitive and rapidly changing. Although we believe there is no single company that directly competes with our content authentication services and solutions, we are aware of efforts by other companies to develop products or services to either compete directly with our services, solutions, and products or that could be used as alternatives to our offerings. We believe that the principal competitive factors affecting the market for our services and solutions include features such as ease of use, quality/reliability of our offerings, scalability, features and functionality, customer service and support and price. Although we believe that our services, solutions and products compete favorably in respect of all these factors, there can be no assurance that we can maintain our competitive position against current or potential competitors.

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

Patents and Trademarks

Presently, we have two issued U.S. patents. In addition, we have two U.S. patent applications pending relating to the technology and business processes underlying our services and applications. However, some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate”, “Inscrybe,” “Inscrybe Office” and “CareCert” in the U.S., the trademark “Authentidate” in Canada and the European Community, “Inscrybe” in the European Community and “Inscrybe Office,” and a number of other trademarks as Madrid Protocol international registrations. There can be no assurance that any patents or registrations will be issued or that any such patents or registrations that do issue will be effective to protect our products and services or trademarks from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

Research and Development

The market for our software, services and products is characterized by rapid technological change involving the application of a number of advanced technologies, including those relating to computer hardware and software, communication technologies, mass storage devices, electronic signatures, content authentication and other related technologies. Our ability to be competitive depends upon our ability to anticipate and effectively react to technological changes, changing market conditions and the requirements of our customers. Product development expenses for the fiscal years ended June 30, 2010, 2009, and 2008 were, $1,864,000, $1,653,000 and $2,823,000, respectively.

Our product development activities are focused on enhancing our applications and services and developing new application and services to address customer and market needs. Current development efforts are focused on enhancing our current applications and services and developing additional applications for the healthcare market. We capitalize software development costs and amortize those costs in accordance with our policy disclosed in Note 1 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Intellectual Property

Other companies operating in our market may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how. In addition, there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce or defend our rights under any patent. Although we believe that the software, services and products we sell do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. In the event that the software, services and products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our offerings or obtain a license for the use and/or sale of such products. There can be no assurance that, in such an event, we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. In addition, if our current or proposed offerings are deemed to infringe upon the patents or proprietary rights of others, we could, under certain circumstances, become liable for damages or subject to an injunction, which could also have a material adverse effect on our business. It is our policy to investigate allegations of third party intellectual property rights to the extent that they are brought to our attention or to the extent that we become independently aware of such third party intellectual property rights to ensure that our current and proposed software and services do not infringe on any such rights. Although we have not received notice of any other claims that our software or services are infringing, we cannot provide any assurances that our software or services do not infringe upon any other patents, including the patents that we have investigated.

Employees

At June 30, 2010, we employed 59 full-time employees throughout our operations, including our senior management. None of our employees are represented by a collective bargaining agreement and we believe that our employee relations are satisfactory. In the normal course of business, we also use part-time employees and contract with third parties to provide support for various projects.

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

Under the Federal Food Drug and Cosmetic Act, medical devices are classified into one of three classes: Class I, Class II or Class III. The classification of a device into one of these three classes generally depends on the degree of risk associated with the medical device and the extent of control needed to ensure safety and effectiveness. Class I and II devices must be able to demonstrate safety and efficacy by adhering to a set of general controls, including compliance with the applicable portions of the FDA’s Quality System Regulation, which sets forth good manufacturing practice requirements; facility registration, device listing and product reporting of adverse medical events; truthful and non-misleading labeling; and promotion of the device only for its cleared or approved intended uses. Class II devices are also subject to these general controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Review and clearance by the FDA for these devices is typically accomplished through the so-called 510(k) pre-market notification procedure. When 510(k) clearance is sought, a sponsor must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a legally marketed Class II device (for example, a device previously cleared through the 510(k) pre-market notification process). If the FDA agrees that the proposed device is substantially equivalent to the predicate device, then 510(k) clearance to market will be granted. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require pre-market approval, or PMA. The FDA has categorized our telehealth product as a Class II device.

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

Third-Party Reimbursement

Our telehealth product is used for medical purposes generally covered by government or private health plans. In general, a third-party payor only covers a medical product or procedure when the plan administrator is satisfied that the product or procedure improves health outcomes, including quality of life or functional ability, in a safe and cost-effective manner. Even if a device has received clearance or approval for marketing by the FDA, there is no assurance that third-party payors will cover the cost of the device and related procedures. In many instances, third-party payors use price schedules that do not vary to reflect the cost of the products and equipment used in performing those procedures. In other instances, payment or reimbursement is separately available for the products and equipment used, in addition to payment or reimbursement for the procedure itself. Even if coverage is available, third-party payors may place restrictions on the circumstances where they provide coverage or may offer reimbursement that is not sufficient to cover the cost of our products.

Third-party payors who cover the cost of medical products or equipment, in addition to allowing a general charge for the procedure, often maintain lists of exclusive suppliers or approved lists of products deemed to be cost-effective. Authorization from those third-party payors is required prior to using products that are not on these lists as a condition of reimbursement. If our products are not on the approved lists, healthcare providers must determine if the additional cost and effort required in order to obtain prior authorization, and the uncertainty of actually obtaining coverage, is justified by any perceived clinical benefits from using our products. If hospitals and physicians cannot obtain adequate reimbursement for our products or the procedures in which they are used, our business, financial condition, results of operations, and cash flows could suffer a material adverse impact.

Health Care Reform

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law. Together, the two measures make the most sweeping and fundamental changes to the U.S. healthcare system since the creation of Medicare and Medicaid. The Health Care Reform laws include a large number of health-related provisions to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. Effective in 2013, there will be a 2.3% excise tax on the sale of certain medical devices.

Fraud and Abuse Laws

In the United States, we are subject to various federal and state laws pertaining to healthcare fraud and abuse, which, among other things, prohibit the offer or acceptance of remuneration intended to induce or in exchange for the purchase of products or services reimbursed under a federal healthcare program and the submission of false or fraudulent claims with the government. These laws include the federal Anti-Kickback Statute, the False Claim Act and comparable state laws. These laws regulate the activities of entities involved in the healthcare industry, such as us, by limiting the kinds of financial arrangements such entities may have with healthcare providers who use or recommend the use of medical products (including for example, sales and marketing programs, advisory boards and research and educational grants). In addition, in order to ensure that healthcare entities comply with healthcare laws, the Office of Inspector General, or OIG, of the U.S. Department of Health and Human Services recommends that healthcare entities institute effective compliance programs. To assist in the development of effective compliance programs, the OIG has issued model Compliance Program Guidance, or CPG, materials for a variety of healthcare entities which, among other things, identify practices that may implicate the federal Anti-Kickback Statute and other relevant laws and describes elements of an effective compliance program. Violations of these laws can lead to civil and criminal penalties, damages, imprisonment, fines, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, and the curtailment or restructuring of our operations. Any such violations could have a material adverse effect on our business, financial condition, results of operations or cash flows.

HIPAA

Two federal crimes were created under the Health Insurance Portability and Accountability Act of 1996, or HIPAA: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Individually identifiable health information is subject to an array of federal and state regulation. Federal rules promulgated pursuant to HIPAA regulate the use and disclosure of health information by “covered entities.” Covered entities include individual and institutional healthcare providers from which we may receive individually identifiable health information. These regulations govern, among other things, the use and disclosure of health information for research purposes, and require the covered entity to obtain the written authorization of the individual before using or disclosing health information for research. Failure of the covered entity to obtain such authorization could subject the covered entity to civil and criminal penalties. We may experience delays and complex negotiations as we deal with each entity’s differing interpretation of the regulations and what is required for compliance. Also, where our customers or contractors are covered entities, including hospitals, universities, physicians or clinics, we may be required by the HIPAA regulations to enter into “business associate” agreements that subject us to certain privacy and security requirements. In addition, many states have laws that apply to the use and disclosure of health information, and these laws could also affect the manner in which we conduct our research and other aspects of our business. Such state laws are not preempted by the federal privacy law where they afford greater privacy protection to the individual. While activities to assure compliance with health information privacy laws are a routine business practice, we are unable to predict the extent to which our resources may be diverted in the event of an investigation or enforcement action with respect to such laws.

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

Corporate Information

Authentidate Holding Corp. was organized in August 1985 as Bitwise Designs, Inc. and reincorporated under the laws of the state of Delaware in May 1992. We changed our name to Authentidate Holding Corp. in March 2001. Our executive offices are presently located at the Connell Corporate Center, 300 Connell Drive, 5th Floor, Berkeley Heights, New Jersey 07922, and our telephone number is (908) 787-1700. Authentidate, Inc. was organized as a majority-owned subsidiary during our 2000 fiscal year and we presently own 100% of the outstanding capital stock of this company. Authentidate International AG was formed through a joint venture in March, 2000 with our subsidiary, Authentidate, Inc. On March 15, 2002, we acquired all of the outstanding capital stock of this company not held by our subsidiary. ExpressMD Solutions LLC was formed in June, 2008 as a joint venture with EncounterCare Solutions, Inc. and we presently own 50% of the membership interests of this company.

ITEM 1A.	RISK FACTORS

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on

Form 10-K for the fiscal year ended June 30, 2010, have affected, and in some cases could affect, our actual results of operation and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our financial statements and related notes.

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred net losses of approximately $9,005,000, $9,367,000, and $15,811,000 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively, and had accumulated deficit of approximately $155,518,000 at June 30, 2010. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers or our ability to derive revenues from our joint venture. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we cannot assure you that we will be profitable in any future period.

Our capital requirements have been significant and we may need to raise additional capital.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements and registered offerings of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software, services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $8,363,000, $7,910,000, and $14,903,000 in cash for continuing operating activities for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. Our available cash, cash equivalents and marketable securities as of June 30, 2010 totaled approximately $1,512,000, we received net proceeds of approximately $2,350,000 from the sale of certain non-core assets which closed in July 2010 and we received net proceeds of approximately $4,500,000 from a private placement transaction in October 2010. We expect our existing resources, net proceeds from these transactions and revenues generated from operations to satisfy our working capital requirements for at least the next twelve months. No assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations. If our available cash and projected revenue levels are not sufficient to sustain our operations, we will need to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. There can be no assurance, however, that the company will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

•	our need to utilize a significant amount of cash to support research and development activities and to make incremental investments in our organization;

•	our ability to achieve targeted gross profit margins and cost management objectives;

•	our ability to reach break-even or profitability;

•	the extent to which we consolidate our facilities and relocate employees and assets;

•	the success of our sales and marketing efforts;

•	the extent and terms of any development, marketing or other arrangements, including our joint venture relationship; and

•	changes in economic, regulatory or competitive conditions, including the current financial crisis.

Our revenues may be affected by changes in technology spending levels.

In the past, unfavorable or uncertain macroeconomic conditions and reduced global technology spending rates have adversely affected the markets in which we operate. Current economic conditions and uncertainty about the recovery could reduce the demand for our products and negatively impact revenues and operating profit. We are unable to predict changes in general macroeconomic conditions and when global spending rates will be affected. Furthermore, even if spending rates increase, we cannot be certain that the market for our products and solutions will be positively impacted. If there are future reductions in either domestic or international spending rates, or if spending rates do not increase, our revenues, operating results and financial condition may be adversely affected.

Ongoing uncertainty in the credit markets and the financial services industry may negatively impact our business, results of operations, financial condition or liquidity.

For the past two years, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to obtain financing for operations or obtain credit from trade creditors were to be impaired. In addition, the recent economic crisis could also adversely impact our customers’ ability to finance the purchase of our products and solutions, which may negatively impact our business and results of operations.

Healthcare policy changes, including recent laws to reform the U.S. healthcare system, may have a material adverse effect on us.

Healthcare costs have risen significantly over the past decade. There have been, and continue to be, proposals by legislators, regulators, and third-party payors to keep these costs down. Certain proposals, if passed, could impose limitations on the prices we will be able to charge for our products, or the amounts of reimbursement available for our products from governmental agencies or third-party payors. These limitations could have a material adverse effect on our financial position and results of operations.

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law. Together, the two measures make the most sweeping and fundamental changes to the U.S. healthcare system since the creation of Medicare and Medicaid. The Health Care Reform laws include a large number of health-related provisions to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. Effective in 2013, there will be a 2.3% excise tax on the sale of certain medical devices.

In addition, various healthcare reform proposals have also emerged at the state level. We cannot predict the exact effect newly enacted laws or any future legislation or regulation will have on us. However, the implementation of new legislation and regulation may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially. In addition, the enacted excise tax may materially and adversely affect our operating expenses and results of operations.

If the United States Postal Service cancels our license agreement, we may need to incur additional costs in our efforts to successfully commercialize this technology.

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

This license agreement was effective as of August 1, 2007 and has been extended through December 2010. Either party may terminate the agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable cure periods. In addition, either party may terminate this agreement for any reason, upon 120 days notice to the other party. No assurances can be given that the USPS will not terminate this agreement which termination could adversely affect our ability to commercialize this technology.

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

Our software and web-based solutions compete with other “software as a service” solutions. Demand for our solutions and software offerings is driven by several factors, including an increased focus on protecting business-critical applications, government and industry regulations requiring data protection and integrity, and the growth in the market for software as a service. Segments of the computer and software industry have in the past experienced significant economic downturns and decreases in demand as a result of changing market factors. A change in the market factors that are driving demand for offerings of software as a service could adversely affect our sales, profitability and financial condition.

We depend on third parties for the manufacture and distribution of our telehealth appliance, which may result in delays and quality-control issues.

We do not own or lease any manufacturing facilities. Accordingly, in order to market our telehealth solution, ExpressMD Solutions purchases finished appliances from an unaffiliated supplier. In addition, our joint venture entity uses unaffiliated third parties to provide distribution services for this solution. If the agreements with these third parties are terminated or if they do not perform their obligations under such agreements, it could take several months to establish and qualify alternative manufacturing and distribution partners for our products and we may not be able to fulfill our customers’ orders in a timely manner. At the present time we believe that if existing third party relationships terminate, alternative providers are available on commercially reasonable terms. However, there can be no assurance that the future production capacity of our current manufacturer will be sufficient to satisfy our requirements or that alternative providers of manufacturing or distribution services will be available on commercially reasonable terms, or at all. The failure to identify suitable alternative manufacturers or distributors could adversely impact our customer relationships and our financial condition. In addition, due to our use of third-party manufacturers and distributors, we do not have control over the timing of product shipments. Delays in shipment could result in the deferral or cancellation of purchases of our products, which would harm our results of operations in any particular quarter. Net revenue for a period may be lower than predicted if large orders forecasted for that period are delayed or are not realized, which could impact cash flow or result in a decline in our stock price.

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

As described in detail in Item 3. “Legal Proceedings” of Part I of this Annual Report on Form 10-K, several purported class action complaints were filed in federal court alleging our company and certain of our current and former directors and former officers violated the federal securities laws. Subsequently, four purported shareholder derivative actions were filed against certain of our current and former directors and former officers based on allegations substantially similar to those set forth in the purported class actions. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows. In March 2009, the United States District Court for the Southern District of New York dismissed with prejudice the second amended complaint that had been filed in the shareholder class action against the company and certain current and former directors and former officers. On March 16, 2010, we reported that the United States Court of Appeals for the Second Circuit issued an order affirming in part and vacating and remanding in part the March 2009 decision of the S.D.N.Y.

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

Our future success depends upon the continued service of our key management, technical, sales, finance, and other critical personnel. Other than with respect to employment agreements that we entered into with our President, CFO and the President of our German operation, our key personnel do not have employment agreements and we cannot assure you that we will be able to retain them. Key personnel have left our company in the past and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues.

If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.

We evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. Goodwill is evaluated annually for impairment at the end of each fiscal year, regardless of events and circumstances. As of June 30, 2010, we had approximately $7,341,000 of goodwill principally from our acquisition of our German subsidiary, Authentidate International, AG. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

We have incurred significant additional costs concerning our international operations and may incur additional costs in the future.

We have incurred substantial costs in supporting the operation of our German subsidiary, Authentidate International, AG. In June 2010, we renewed for one-year our employment agreement with Mr. Jan Wendenburg, the CEO of Authentidate International, pursuant to which he will receive a base salary of approximately 210,000 Euros. Further, for the fiscal years ended June 30, 2010, 2009 and 2008, we advanced or made capital investments of approximately $1,387,000 to this subsidiary. We cannot provide any assurance that we will recoup any of these amounts from this subsidiary. We expect to incur additional costs in the future in connection with the operations of this subsidiary.

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

The success of any of our product acquisition and licensing activities is subject to uncertainty and any completed acquisitions or licenses may reduce our earnings, be difficult to integrate, not perform as expected or require us to obtain additional financing.

We regularly evaluate selective acquisitions and look to continue to enhance our product line by acquiring rights to additional products and services. Such acquisitions may be carried out through the purchase of assets, joint ventures and licenses or by acquiring other companies. However, we cannot assure you that we will be able to complete acquisitions or in-licensing arrangements that meet our target criteria on satisfactory terms, if at all. Successfully integrating a product or service acquisition or in-licensing arrangement can be a lengthy and complex process. The diversion of our management’s attention and any delays or difficulties encountered in connection with any of our acquisitions or arrangements could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, employees and others with whom we have business dealings. In addition, other companies, including those with substantially greater resources than ours, may compete with us for the acquisition of product or in-licensing candidates and approved products, resulting in the possibility that we devote resources to potential acquisitions or arrangements that are never completed. If we do engage in any such acquisition or arrangement, we will incur a variety of costs, and we may never realize the anticipated benefits of the acquisition or arrangement in light of those costs. If we fail to realize the expected benefits from acquisitions or arrangements we may consummate in the future, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or other events, our business, results of operations and financial condition could be adversely affected.

In addition, our product acquisition and licensing activities may require us to obtain additional debt or equity financing, resulting in increased debt obligations or dilution of ownership to our existing stockholders, as applicable. Therefore, we may not be able to finance acquisitions on terms satisfactory to us, if at all.

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

Presently, we have two issued U.S. patents. In addition, we have two U.S. patent applications pending relating to the technology and business processes underlying our services and applications. However, some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate”, “Inscrybe,” “Inscrybe Office” and “CareCert” in the U.S., the trademark “Authentidate” in Canada and the European Community, “Inscrybe” in the European Community and Canada, “Inscrybe Office,” and a number of other trademarks as Madrid Protocol international registrations. We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

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

We currently derive a majority of our revenues from a limited number of software and service offerings. In addition, our focus on building our business is concentrated on markets for software and services where content integrity, workflow automation, electronic signatures, time and date stamping and web-based services are important to customers. As a result, we are particularly vulnerable to fluctuations in demand for these offerings, whether as a result of competition, product obsolescence, technological change, customer spending, or other factors. If our revenues derived from our software and service offerings were to decline significantly, our business and operating results would be adversely affected. Additionally, for the year ended June 30, 2010 we reported that one customer accounted for approximately 17% of our consolidated revenues. As a result, if our relationships with these or other significant customers were disrupted we could lose a significant percentage of our anticipated revenues which could have material adverse effect on our business.

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

Our telehealth product is a medical device that is subject to extensive regulation in the United States. Unless an exemption applies, each medical device that we wish to market in the United States must receive either 510(k) clearance or premarket approval from the U.S. Food and Drug Administration, or the FDA, before the product can be sold. Either process can be lengthy and expensive. The FDA’s 510(k) clearance procedure, also known as “premarket notification,” is the process we have used for our current telehealth product. The regulatory clearance for our telehealth product provides for its use for its intended purposes. In addition, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record-keeping for approved products are subject to extensive regulation. If the FDA determines that our promotional materials or activities constitute promotion of an unapproved use or we otherwise fail to comply with other FDA regulations, we may be subject to regulatory enforcement actions, including a warning letter, injunction, seizure, civil fine, suspensions, loss of regulatory clearance, product recalls or product seizures. In the more egregious cases, criminal sanctions, civil penalties, or disgorgement of profits are possible. The subsequent discovery of previously unknown problems may also result in restrictions on the marketing of our products, and could include voluntary or mandatory recall or withdrawal of products from the market. Further, we cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action. If we are not able to maintain regulatory compliance, we will not be permitted to market our products and our business would suffer.

In addition, our ability to commercialize our telehealth product successfully will depend in part on the extent to which appropriate coverage and reimbursement levels for the cost of this product are obtained by us or by our direct customers from governmental authorities, private health insurers and other organizations. The ability of customers to obtain appropriate reimbursement for their products and services from private and governmental payors is critical to the success of medical technology device companies as the availability of reimbursement affects which products customers purchase and the prices they are willing to pay. The cost containment measures that healthcare payors and providers are instituting and the effect of any healthcare reform could materially and adversely affect our ability to generate revenues from this product and our profitability. In addition, given ongoing federal and state government initiatives directed at lowering the total cost of healthcare, the United States Congress and state legislatures will likely continue to focus on healthcare reform and the reform of the Medicare and Medicaid payment systems. While we cannot predict whether any proposed cost-containment measures will be adopted, the announcement or adoption of these proposals could reduce the price that we receive for our telehealth product in the future. We cannot predict the outcomes of any of legislative or regulatory efforts at reducing costs of providing healthcare and regulatory changes in this regard may have a material adverse effect on our business.

Modifications to our current telehealth product may require new marketing clearances or approvals or require us to cease marketing or recall the modified products until such clearances or approvals are obtained.

Any modification to an FDA-cleared medical device that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, requires a new FDA 510(k) clearance or, possibly, a premarket approval. The FDA requires every manufacturer to make its own determination as to whether a modification requires a new 510(k) clearance or premarket approval, but the FDA may review and disagree with any decision reached by the manufacturer. In the future, we may make modifications to our telehealth products and, in appropriate circumstances, determine that new clearance or approval is unnecessary. Regulatory authorities may disagree with our decisions not to seek new clearance or approval and may require us to obtain clearance or approval for modifications to our products. If that were to occur for a previously cleared or approved product, we may be required to cease marketing or recall the modified device until we obtain the necessary clearance or approval. Under these circumstances, we may also be subject to significant regulatory fines or other penalties. If any of the foregoing were to occur, our financial condition and results of operations could be negatively impacted.

If our suppliers for our telehealth product fails to comply with the FDA’s Quality System Regulation, or QSR, and other applicable postmarket requirements, our manufacturing operations could be disrupted, our product sales and profitability could suffer, and we may be subject to a wide variety of FDA enforcement actions.

After a device is placed on the market, numerous regulatory requirements apply. We are subject to inspection and marketing surveillance by the FDA to determine our compliance with all regulatory requirements. Our failure to comply with applicable regulatory requirements could result in the FDA or a court instituting a wide variety of enforcement actions against us, including a public warning letter; a recall of products; fines or civil penalties; seizure or detention of our products; withdrawing 510(k) clearance already granted to us; and criminal prosecution. The manufacturing processes of some of our suppliers must comply with the FDA’s Quality System Regulation, or QSR, which governs the methods used in, and the facilities and controls used for, the design, testing, manufacture, control, quality assurance, installation, servicing, labeling, packaging, storage and shipping of medical devices. The FDA enforces the QSR through unannounced inspections. If one of our suppliers fails a QSR inspection, or if a corrective action plan adopted by a supplier is not sufficient, the FDA may bring an enforcement action, and our operations could be disrupted and our manufacturing delayed. We are also subject to the FDA’s general prohibition against promoting our products for unapproved or “off-label” uses, the FDA’s adverse event reporting requirements and the FDA’s reporting requirements for field correction or product removals. The FDA has recently placed increased emphasis on its scrutiny of compliance with the QSR and these other postmarket requirements. If we or one of our suppliers violate the FDA’s requirements or fail to take adequate corrective action in response to any significant compliance issue raised by the FDA, the FDA can take various enforcement actions which could cause our product sales and profitability to suffer.

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

We are engaged in the highly competitive businesses of developing software and web-based workflow management services and telehealth solutions. These markets are continually evolving and, in some cases, subject to rapid technological change. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers than we do. We cannot provide assurance that we will be able to compete successfully against these organizations. We believe that the principal competitive factors affecting our markets include performance, ease of use, quality/reliability of our offerings, scalability, features and functionality, price and customer service and support. There can be no assurance that we will be able to successfully incorporate these factors into our software and web-based services and compete against current or future competitors or that competitive pressure we face will not harm our business. If we are unable to develop and market products to compete with the products of competitors, our business will be materially and adversely affected.

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

At June 30, 2010, we had net operating loss (“NOL”) carry forwards for federal income tax purposes of approximately $126,000,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code, following an “ownership change,” special limitations apply to the use by a “loss corporation” of its (i) NOL carry forwards arising before the ownership change and (ii) net unrealized built-in losses (if such losses existed immediately before the ownership change and exceed a statutory threshold amount) recognized during the five years following the ownership change ((i) and (ii) are referred to collectively as the “Applicable Tax Attributes”). After an ownership change, the amount of the loss corporation’s taxable income for each post-change taxable year that may be offset by the Applicable Tax Attributes is limited to the product of the “long-term tax-exempt rate” (published by the IRS for the month of the ownership change) multiplied by the value of the loss corporation’s stock (the “Section 382 Limitation”). To the extent that the loss corporation’s Section 382 Limitation in a given taxable year exceeds its taxable income for the year, that excess increases the Section 382 Limitation in future taxable years.

Risks Related to Our Common Stock

Our stock price is volatile and could decline.

The price of our common stock has been, and is likely to continue to be, volatile. Our stock price during the fiscal year ended June 30, 2010 traded as low as $0.38 per share and as high as $1.81 per share. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

Trading in our stock over the last twelve months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

The average daily trading volume in our common stock for the twelve months ended August 31, 2010 was approximately 116,300 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

Authentidate is currently not in compliance with The NASDAQ Capital Market $1.00 minimum bid price requirement and failure to regain and maintain compliance with this standard could result in delisting and adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on The NASDAQ Capital Market under the symbol “ADAT”. If we fail to meet any of the continued listing standards of The NASDAQ Capital Market, our common stock will be delisted from The NASDAQ Capital Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price. On May 26, 2010, we received a letter from The NASDAQ Stock Market advising that the company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Listing Rule 5550(a)(2). The letter stated that the company had until November 22, 2010 to regain compliance. If the company does not regain compliance during this period it will be eligible for an additional 180 calendar days to comply with the minimum bid price requirement, provided that it meets the initial listing criteria other than the minimum bid price requirement. To regain compliance with the applicable listing rule, the closing bid price of the company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180 day grace period. If this occurs, Nasdaq will provide us with written notification of compliance. If the company does not regain compliance during the initial grace period and is not eligible for an additional grace period, NASDAQ will provide written notice that the company’s common stock is subject to delisting. In that event, the company may appeal such determination to a hearings panel. There can be no guarantee that the company will be able to regain compliance with the Listing Rule. Further, this deficiency notice relates exclusively to our bid price deficiency. We may be delisted during the applicable grace periods for failure to maintain compliance with any other listing requirement which may occur.

If our common stock were to be delisted from The NASDAQ Capital Market, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board. Such trading will reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock. If our common stock is delisted from The NASDAQ Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

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

We filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission in August 2009, which was declared effective by the Commission on September 30, 2009. Under this registration statement, we may sell, from time to time in one or more public offerings, shares of our common stock, shares of our preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of such securities. After giving effect to our registered direct offering completed in December 2009, there is approximately $36 million available for future issuances under this registration statement, subject to SEC limitations. This disclosure shall not constitute an offer to sell or a solicitation of an offer to buy the securities, nor shall there by any sale of these securities in any jurisdiction in which an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Any offer of the securities will be solely by means of the prospectus included in the registration statement and one or more prospectus supplements that will be issued at the time of the offering.

In the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the conversion or exercise of such securities, investors may experience additional dilution. Moreover, in addition to the above referenced shares of common stock, we may issue undesignated shares of preferred stock, the terms of which may be fixed by our board of directors and which terms may be preferential to the interests of our common stockholders. We have issued preferred stock in the past, and our board of directors has the authority, without stockholder approval, to create and issue one or more additional series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. The issuance of any of such series of preferred stock or debt securities may have an adverse effect on the holders of common stock. Currently, the company has no definitive agreements with any third parties for financing transactions and we may not be able to secure any additional financing on terms acceptable to us, if at all.

The exercise of our outstanding options and warrants, or conversion of our outstanding shares of Series B Preferred Stock, may depress our stock price and dilute your ownership of the company.

As of June 30, 2010, the following options and warrants were outstanding:

•

Stock options to purchase approximately 4,274,000 shares of common stock at exercise prices ranging from $0.39 to $7.28 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $3.09 per share. These stock options are employee and non-executive director options.

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

Together, these provisions may delay, deter or prevent a, change in control of our company, which may adversely affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.	PROPERTIES

Our executive offices and certain operations are located at the Connell Corporate Center, 300 Connell Drive, 5th Floor, Berkeley Heights, NJ 07922.

We entered into the lease agreement for our executive offices on July 11, 2005. The lease was for a term of ten years and four months, with a commencement date of October 1, 2005 and covers approximately 19,700 total rentable square feet. The annual rent in the first year was $324,000 increasing to $512,000 in year 2 and increasing at regular intervals until year 10 when the annual rent was approximately $561,000. Effective February 1, 2010, we amended our lease to reduce the annual rent to approximately $512,000 for the remaining term and extended the lease term for one year through January 2017. The lease also provides us with a one-time option to renew the lease for a term of five years at the then-current market rate. As part of the lease agreement, we posted a letter of credit securing our lease payments which was reduced to approximately $256,000.

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on The NASDAQ Capital Market under the symbol “ADAT.” The following is the range of high and low closing prices for our common stock on The NASDAQ Capital Market for the periods indicated below:

	High	Low
Fiscal Year 2010
1st Quarter	$1.68	$0.91
2nd Quarter	$1.68	$0.95
3rd Quarter	$1.18	$0.98
4th Quarter	$1.09	$0.58

Fiscal Year 2009
1st Quarter	$0.79	$0.33
2nd Quarter	$0.50	$0.21
3rd Quarter	$0.44	$0.23
4th Quarter	$1.24	$0.36

As of October 8, 2010 there were approximately 500 holders of record of our common stock. We believe that there are approximately 6,000 holders of our common stock.

On May 26, 2010, we received a letter from The NASDAQ Stock Market advising that the company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Listing Rule 5550(a)(2). The letter stated that the company had until November 22, 2010 to regain compliance. If the company does not regain compliance during this period it will be eligible for an additional 180 calendar days to comply with the minimum bid price requirement, provided that it meets the initial listing criteria other than the minimum bid price requirement. To regain compliance with the applicable listing rule, the closing bid price of the company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180 day grace period. If the company does not regain compliance during the initial grace period and is not eligible for an additional grace period, NASDAQ will provide written notice that the company’s common stock is subject to delisting. In that event, the company may appeal such determination to a hearings panel. There can be no guarantee that the company will be able to regain compliance with the applicable listing rule.

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

Sales of Unregistered Securities

For the quarter ended June 30, 2010, an aggregate of 14,881 restricted shares of our common stock were earned by non-executive directors and were issued in August 2010 in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2001 Non-Executive Director Stock Option Plan, as amended. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

In August 2010, we granted warrants to purchase 100,000 shares of common stock to a consultant for services, which warrants will expire in July 2015. These warrants have an exercise price of $0.70 per share and vest in monthly installments over the initial twelve month service period ending July 31, 2011. These warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1993, as amended.

Repurchase of Equity Securities

There were no stock repurchases during the year ended June 30, 2010.

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

Comparison of Cumulative Total Return—June 30, 2006 to June 30, 2010

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

Listed below is the value of a $10,000 investment at each of the fiscal year ends presented:

Cumulative Total Shareholder Return at June 30,

	2005	2006	2007	2008	2009	2010
ADAT	$10,000	$9,962	$5,789	$1,541	$4,511	$2,368
Nasdaq Composite Index	$10,000	$10,560	$12,656	$11,147	$8,921	$10,254
Nasdaq Computer Index	$10,000	$9,943	$12,487	$11,641	$9,636	$11,525

(1)	Assumes $10,000 was invested at June 30, 2005 in Authentidate and each Index presented.
(2)	The comparison indices were chosen in good faith by management. Most of our peers are divisions of large multi-national companies, therefore a comparison is not meaningful. Through the first three quarters of fiscal 2007 we were involved in three distinct businesses: document imaging software, security software and computer systems integration, for which there is no peer comparison. Subsequently, we divested our document imaging and systems integration segments. As the Nasdaq Computer Index is compromised primarily of software, internet and similar companies, management believes that the relevance of the selected indices is not compromised by virtue of this divestiture.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data are derived from our Consolidated Financial Statements, which have been audited. The data set forth below should be read in conjunction with the Consolidated Financial Statements, including the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the other financial information included elsewhere in this Report.

	Year Ended June 30,
(in thousands, except per share amounts)	2010	2009	2008	2007	2006
Statement of Operations Data:
Continuing operations
Revenues	$6,746	$6,876	$6,067	$4,998	$4,493
Operating expenses	15,587	16,794	23,282	23,070	24,037
Loss	(9,005)	(9,367)	(15,811)	(16,118)	(17,435)
Net loss	(9,005)	(9,367)	(15,811)	(15,063)	(17,823)
Basic and diluted net loss per common share	(0.25)	(0.27)	(0.46)	(0.44)	(0.52)

Other Financial Data:
Continuing operations:
Net cash used by operating activities	$(8,363)	$(7,910)	$(14,903)	$(14,852)	$(13,743)
Net cash used in investing activities (1)	(169)	(708)	(1,398)	(2,303)	(3,188)
Net cash provided (used) by financing activities	3,509	(52)	(53)	(53)	(60)
Net decrease in cash, cash equivalents and marketable securities	(5,052)	(8,754)	(16,813)	(14,274)	(16,599)
Net cash provided by discontinued operations	—	—	—	2,901	425

Balance Sheet Data:
Current assets	$8,080	$8,977	$13,338	$34,094	$50,008
Current liabilities	5,526	2,590	3,220	5,379	7,970
Working capital	2,554	6,387	10,118	28,715	42,038
Marketable securities (2)	—	—	3,950	—	—
Total assets	20,544	22,270	31,551	48,704	64,534
Total long term liabilities	140	140	140	140	229
Shareholders’ equity	14,878	19,540	28,191	43,185	56,335

(1)	Excludes purchases and sales of marketable securities.
(2)	Certain marketable securities were reclassed to long-term assets in FY 2008. See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our ExpressMD™ Solutions joint venture with EncounterCare Solutions, Inc., a provider of technology and services to the home healthcare marketplace, provides in-home patient vital signs monitoring systems and services to improve care for patients with chronic illnesses and reduce the cost of care by delivering results to their healthcare providers via the Internet. ExpressMD Solutions, combines EncounterCare’s Electronic House Call™ patient vital signs monitoring appliances with a web-based management and monitoring software module based on Authentidate’s Inscrybe® Healthcare platform. The service enables unattended measurements of patients’ vital signs and related health information and is designed to aid wellness and preventative care, and deliver better care to specific patient segments who require regular monitoring of medical conditions. Healthcare providers can easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans securely via the Internet. ExpressMD Solutions’ easy to use patient monitoring system is intended to provide patients with increased peace of mind and improved condition outcomes through a combination of care plan schedule reminders and comprehensive disease management education on their in-home communication unit. The service provides intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Healthcare providers and health insurers are also expected to benefit by having additional tools to improve patient care, and reduce overall in-person and emergency room patient visits.

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

For a number of years, we have experienced net losses and negative cash flow from operating activities. Our principal activities during this period have focused on developing new products and services, hiring management, refining our business strategies and repositioning our businesses for growth. Although we believe we are well positioned for such growth, we expect to continue to generate net losses and negative cash flow for the foreseeable future as we seek to expand our potential markets and generate increased revenues. See “Liquidity and Capital Resources”. As described in greater detail below, in December 2009, we closed on the sale of 3,400,000 shares of our common stock and warrants to purchase 3,400,000 shares of our common stock to certain institutional and/or accredited investors in a registered direct offering. From this transaction and warrant exercises through March 10, 2010, the warrant expiration date, we received net proceeds of approximately $3.5 million. In July 2010, we also closed on the sale of certain non-core assets from which we received net proceeds of approximately $2.35 million and in October 2010 we completed a private placement of our securities with certain institutional and accredited investors from which we received net proceeds of approximately $4.5 million. The private placement was conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated thereunder. We are using the proceeds from these transactions for working capital and general corporate purposes, including supporting the rollout of our ExpressMD telehealth products and services.

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

During this period we have also advanced the development of our ExpressMD telehealth service offering and continued to refine the capabilities of our patient vital signs monitoring appliance. We have identified sources for the materials needed to manufacture the monitoring appliances and purchased a number of longer lead-time components, completed testing for the appliances and started to produce finished units with a contract manufacturer. In April 2009 we announced that we had received 510(k) market clearance from the FDA for the monitoring appliance and since that time, we have been implementing our manufacturing and sales plans for ExpressMD and have started to deploy units and services with customers.

Our current revenues consist principally of transaction fees for web-based hosted software services, software license fees, and maintenance charges. From our telehealth business we expect to generate revenues from hardware sales, monthly monitoring services and maintenance fees. Growth in our business is affected by a number of factors, including general economic and business conditions, and is characterized by long sales cycles. The timing of customer contracts, implementations and ramp-up to full utilization can have a significant impact on results and we believe our results over a longer period of time provide better visibility into our performance.

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

A critical accounting estimate is based on judgments and assumptions about matters that are uncertain at the time the estimate is made. Different estimates that reasonably could have been used or changes in accounting estimates could materially impact our financial statements. We believe that the policies described below represent our critical accounting policies, as they have the greatest potential impact on our Consolidated Financial Statements. However, you should also review our Summary of Significant Accounting Policies beginning on page F-7 of Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

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

Revenue Recognition

Revenue is derived from transaction fees for web-based hosted software services, software licenses, maintenance arrangements, Electronic Postmark (EPM) sales and post contract customer support services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered items in the arrangement; if the arrangement includes a general right of return relative to the delivered items, and delivery or performance of the undelivered item is considered probable and substantially in our control. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement. If these criteria are met, we allocate total revenue among the elements based on the sales price of each element when sold separately which is referred to as vendor specific objective evidence or VSOE.

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

Share-Based Compensation

We apply the accounting guidance to account for employee and director stock option plans. Share-based employee compensation expense is determined using the Black-Scholes option pricing model which values options based on the stock price at the grant date, the exercise price of the option, the expected life of the option, the estimated volatility, expected dividend payments and the risk-free interest rate over the expected life of the options.

The company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The company based its estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on the company’s historical stock volatility. The assumptions used in the company’s Black-Scholes calculations for fiscal 2010, 2009 and 2008 are as follows:

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

Results of Operations

Fiscal Year 2010 Compared to Fiscal Year 2009

Revenues were $6,746,000 for the year ended June 30, 2010, compared to $6,876,000 for the prior year period. These results reflect a decrease in U.S. revenues due to the Medco acquisition of Liberty Medical and the related expiration of our contract with Liberty at the end of March 2009 which offset growth from new customers and other increases in transaction volumes in the U.S. and an increase of approximately 6% in German revenues from new customer projects.

Cost of revenues decreased to $2,867,000 for the year ended June 30, 2010, compared to $2,974,000 for the same period in the prior year. This decrease is due primarily to lower hardware and professional services costs for certain projects which offset higher license, maintenance and data center expenses.

Selling general and administrative (SG&A) expenses decreased to $9,602,000 for the year ended June 30, 2010, compared to $10,637,000 for the prior year. The decrease reflects our cost management activities for the period and lower share based compensation expense. The prior year period includes a state payroll tax credit of approximately $326,000 offset by the write off of deferred deal expenses of approximately $907,000 related to the termination of our deal with Parascript.

Product development expenses were $1,864,000 for the year ended June 30, 2010, compared to $1,653,000 for the prior year. Product development expense fluctuates period to period based on the amounts capitalized. Total spending for the year, including capitalized amounts, was $1,945,000 compared to $2,168,000 for the prior year reflecting our cost management activities.

Depreciation and amortization expense was $1,254,000 for the year ended June 30, 2010, compared to $1,530,000 for the prior year period. This decrease is due primarily to the decrease in spending on capitalized software and fixed assets.

Other income (expense) includes interest and other income for the periods and the amortization of non-cash deferred financing costs for the year ended June 30, 2010. Interest and other income decreased to $364,000 for the year ended June 30, 2010, compared to $551,000 for the prior year. The decrease in interest and other income is due primarily to lower interest rates and lower cash and investment balances during the current period, as we continue to invest in our business. As discussed more fully in Note 19 of Notes to Consolidated Financial Statements, during the quarter ended December 31, 2009 we recorded a non-cash expense of $533,000 to amortize the deferred financing costs related to the Standby Commitment we entered into in September 2009 which expired in connection with our capital raise in December 2009.

Net loss for the year ended June 30, 2010 was $9,005,000, or $0.25 per share, compared to $9,367,000, or $0.27 per share, for the prior year. The decrease in net loss reflects the revenue fluctuations, cost management activities and other matters discussed above.

Fiscal Year 2009 Compared to Fiscal Year 2008

Revenues increased to $6,876,000 for the year ended June 30, 2009, compared to $6,067,000 for the prior year. These results reflect increases of approximately 21% in US revenues and 8% in German revenues from increases in transaction volumes and new customers.

Cost of revenues increased to $2,974,000 for the year ended June 30, 2009, compared to $2,244,000 for the same period in the prior year. This increase is due primarily to higher license maintenance and data center expenses as well as additional software and hardware expenses for certain projects.

Selling general and administrative (SG&A) expenses decreased to $10,637,000 for year ended June 30, 2009, compared to $16,577,000 for the prior year. This decrease is due primarily to our cost management activities and lower share based compensation expense for the year which were offset in part by joint venture investments of approximately $392,000 and the write-off of deferred deal expenses of approximately $907,000 related to the termination of the Parascript deal. In the prior year legal expenses and settlements were approximately $2,200,000 and professional services and accrued severance were approximately $476,000 and $1,132,000, respectively.

Product development expenses were $1,653,000 for the year ended June 30, 2009, compared to $2,823,000 for the prior year. Product development expense fluctuates period to period based on the amounts capitalized. Total spending for the year was $2,168,000 compared to $3,627,000 for the prior year reflecting cost management activities during the period offset in part by the use of contract employees for certain projects.

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

Liquidity and Capital Resources

Overview

Our operations and product development activities have required substantial capital investment to date. Our primary sources of funds have been the issuance of equity and the incurrence of third party debt. In February 2004, we sold 5,360,370 common shares in private placements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506, promulgated there under. We realized gross proceeds of approximately $73,700,000 from these transactions and received net proceeds of approximately $69,100,000 after payment of offering expenses and broker commissions. The proceeds received from this financing have been used to provide funding for our operations and product development activities. In addition, we completed a $3,400,000 registered direct offering of shares of common stock and warrants in December 2009 and received net proceeds of approximately $3,500,000 from this financing and the related warrant exercises. In July 2010 we also completed the sale of certain non-core assets and received net proceeds of approximately $2,350,000. As described in greater detail in Note 25 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, on October 12, 2010, the company entered into agreements to sell $5,000,000 of its securities to institutional and accredited investors in a private placement transaction under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, and received net proceeds of approximately $4,500,000 from this transaction. We are using the proceeds from these transactions for working capital and general corporate purposes, including supporting the rollout of our ExpressMD telehealth products and services.

For the year ended June 30, 2010, expenditures for data center assets and property and equipment totaled approximately $332,000, expenditures for software licenses totaled approximately $12,000 and capitalized software development expenditures totaled approximately $81,000. We have developed and intend to continue to develop new applications to grow our business and address new markets.

As described in greater detail in Note 19 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, on September 23, 2009, the company entered into a Standby Commitment with an accredited investor pursuant to which the investor agreed to purchase senior secured convertible debentures in an aggregate principal amount of up to $3,000,000 during the 12-month commitment term, upon prior notice by the company. The Standby Commitment provided that if the company raised capital or received proceeds from this sale of certain assets during the commitment term, the amount of available borrowings under the Standby Commitment would be reduced by such amounts. Accordingly, following the completion of our registered direct offering in December 2009 and the subsequent exercise in January 2010 of certain common stock purchase warrants originally issued in such financing, the Standby Commitment automatically terminated in accordance with its terms. No convertible debentures were sold under this arrangement. The company granted 400,000 warrants to the investor in consideration of the commitment to provide the financing. Such warrants are exercisable for a period of five years at an exercise price of $1.20 per share. In connection with grant of the 400,000 warrants related to the Commitment, the company recorded non-cash deferred financing costs and additional paid-in capital of approximately $533,000. The non-cash deferred financing costs were expensed as other expense during the quarter ended December 31, 2009.

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

On July 14, 2010, we completed the closing of the sale to Star Advisors, LLC (the “Purchaser”), acting on behalf of Astria Solutions Group, LLC (“Astria”), of certain non-core assets, including our land and building in Schenectady, New York, for a total purchase price of approximately $2,425,000. Net proceeds to us were approximately $2,350,000, after payment of expenses and brokerage commissions in connection with the transaction. As previously reported, Astria acquired our Document Management and Systems Integration businesses in June 2007 and is the tenant of the building sold to the Purchaser. Under the purchase agreement, we also disposed of the $2,000,000 seven-year 8.5% note issued by Astria to us in connection with Astria’s purchase of the acquired businesses in June 2007 and the balance of deferred receivables related to such businesses. The land and building is classified in our financial statements as assets held for sale and the note and deferred receivables are fully reserved with net carrying values of zero.

Cash Flows

At June 30, 2010, cash, cash equivalents and marketable securities amounted to approximately $1,512,000 and total assets at that date were $20,544,000. Since June 30, 2009 cash, cash equivalents and marketable securities have decreased by $5,052,000 as we utilized cash principally to fund operating losses, product development activities, joint venture investments, changes in working capital and capital expenditures during the year ended June 30, 2010. Cash used for the year includes investments in joint venture inventory and operations of approximately $1.1 million and $498,000, respectively, and the prepayment of certain insurance premiums and maintenance contracts. We expect to continue to use cash to fund operating losses, product development activities, joint venture investments and capital expenditures for the foreseeable future. At June 30, 2010, inventory was approximately $4.6 million, as compared to $0.3 million at June 30, 2009 as we purchased a number of longer lead-time components and started to produce finished units. Similarly, our accounts payable and accrued expenses as of June 30, 2010 were approximately $4.5 million as compared to $1.6 million at June 30, 2009 as we received extended terms on a number of inventory purchases.

Net cash used by operating activities for the year ended June 30, 2010 was approximately $8,363,000 compared to $7,910,000 for the prior year period. This change reflects the joint venture investments and prepayments discussed above.

Net cash used by investing activities, excluding purchases and sales of marketable securities, was $169,000 for the year ended June 30, 2010, compared to $708,000 for the prior year period. This change is due primarily to decreases in product development spending capitalized in fiscal 2010, lower spending for software licenses and a decrease in restricted cash offset by investments in data center infrastructure updates.

Net cash provided by financing activities for the year ended June 30, 2010 was approximately $3,509,000 which was primarily due to the sale of 3,400,000 shares of our common stock and warrants to purchase 3,400,000 shares of our common stock to certain institutional and/or accredited investors in a registered direct offering in December 2009. The purchase price for each share and warrant was $1.00. The warrants were exercisable through March 10, 2010, at an exercise price of $1.00 per share. Gross proceeds from the offering and warrant exercises for 698,986 shares of common stock were approximately $4,100,000 and we received approximately $3,500,000 in net proceeds, after deducting the placement agent’s fees and estimated offering expenses. During the quarter ended March 31, 2010 we issued the warrant holders 698,986 shares of common stock and the remainder of the warrants expired on the stated expiration date. In connection with this transaction, we entered into a Placement Agency Agreement with Rodman & Renshaw, LLC and paid them a fee equal to 7.0% of the aggregate gross proceeds raised in connection with the offering, excluding warrant exercises and issued them a warrant to purchase 170,000 shares of common stock at a per share exercise price of $1.25, which warrants will be exercisable for a period of five years from the effective date of the registration statement. The shares of common stock, the warrants and the shares of common stock issuable upon exercise of the warrants were offered and sold pursuant to a base prospectus which is included in the company’s shelf registration statement on Form S-3 and the related prospectus supplement filed with the Securities and Exchange Commission on December 9, 2009. In addition, in October 2009, we received approximately $5,000 in connection with the exercise of employee stock options.

Net cash used in financing activities for the year ended June 30, 2009 was not significant. We did not engage in any external financing activities during the year ended June 30, 2009.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits, product development activities, capital expenditures and joint venture activities. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings. As mentioned in the Overview Section, we believe that the company will benefit from the recent federal government healthcare reforms and industry trends focused on automation and cost reduction. Based on our business plan, resources available at June 30, 2010, the proceeds from the sale of certain non-core assets in July 2010 and the private placement transaction agreed to in October 2010, we believe we have sufficient working capital to fund our operations for at least the next twelve months. However, no assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations. In addition, there can be no assurance that the company will be successful in raising additional capital, or securing financing if needed or on terms satisfactory to the company. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition.

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

Financing Activities

Except as discussed above, we have not engaged in any external financing activities in fiscal 2010 and 2009.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of June 30, 2010, no shares of the Series B preferred stock have been redeemed.

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

Commitments

Office Lease Commitments

We entered into the lease agreement for our executive offices on July 11, 2005. The lease was for a term of ten years and four months, with a commencement date of October 1, 2005 and covers approximately 19,700 total rentable square feet. The annual rent in the first year was $324,000 increasing to $512,000 in year 2 and increasing at regular intervals until year 10 when the annual rent will be approximately $561,000. Effective February 1, 2010, we amended our lease to reduce the annual rent to approximately $512,000 for the remaining lease term and extended the lease term for one year through January 2017. The lease also provides us with a one-time option to renew the lease for a term of five years at the then-current market rate. As part of the lease agreement, we posted a letter of credit securing our lease payments which was reduced to approximately $256,000.

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

International Operations

We have business operations based in Germany through our subsidiary, Authentidate International, AG. Our international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls and other economic, political and regulatory policies of local governments. Under applicable German law, we may also incur additional liabilities arising out of the operations of our German subsidiary in addition to the commitments indicated above. However, the timing and likelihood of any possible future liabilities arising out of our German operations are not presently known.

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of June 30, 2010 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$4,135	$771	$2,041	$1,024	$299

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

Further, in connection with the above-referenced compensation modification program, all employees of the company were granted options to purchase shares of common stock under the company’s 2000 Employee Stock Option Plan in consideration for a reduction in their current salary. Under this program, the company reduced the salaries of non-executive employees earning $110,000 per annum or less by 10% and reduced the salaries of its non-executive employees earning more than $110,000 per annum by 15% and in consideration for such modification, awarded such employees options to purchase such number of shares of common stock as is equal to the foregone salary as measured over a one-year period. Accordingly, we granted our employees a total of approximately 447,150 options. Under this program, employees’ base salary will revert to its prior level upon the company’s achievement of cash flow breakeven, as defined above, or if otherwise specified by the Board of Directors to be earlier. The options awarded to non-executive employees will vest on the date that the company achieves cash flow breakeven, and are exercisable for a period of 10 years at a price of $1.00 per share; provided, however that for any employee that has an employment letter governing the terms of his employment with the company, the exercise price of the options will be equal to the greater of $1.00 or the closing price of the company’s common stock, as reported on the Nasdaq Capital Market, on the date such person agrees to the compensation modification program.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2010, we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us.

Present Accounting Standards Not Yet Adopted

In October 2009 the FASB issued Accounting Standards Update (ASU) 2009-13, “Revenue Recognition Topic 605)—Multiple-Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. ASU 2009-13 represents consensuses reached in Issue 08-01 (2009-13) and Issue 09-3 (2009-14) by the EITF at its September 9-10, 2009 meeting. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In October 2009 the FASB issued Accounting Standards Update (ASU) 2009-14, “Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements” which changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. ASU 2009-14 represents consensuses reached in Issue 08-1 (2009-13) and Issue 09-3 (20009-14) by the EITF at its September 9-10, 2009 meeting. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In December 2009 the FASB issued Accounting Standards Update (ASU) 2009-17 “Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which codifies FASB Statement No. 167, a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 and early adoption is not permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have approximately $1,079,000 invested in short-term investments as of June 30, 2010. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At June 30, 2010, our unrestricted cash and marketable securities, totaled approximately $1,512,000, of which approximately $1,079,000 was invested in money market investments. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses. For more information on our investments see Note 1 of Notes to Consolidated Financial Statements.

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

Management, including our President and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of June 30, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal year ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

The information set for the under the caption “Sales of Unregistered Securities” in Item 5 of Part II of this Annual Report on Form 10-K regarding issuances of equity securities is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

Our executive officers and directors are as follows:

Name	Age	Office
O’Connell Benjamin	61	President
J. Edward Sheridan	75	Chairman of the Board of Directors
J. David Luce	49	Director
Harry J. Silverman	51	Director
Ranjit C. Singh	58	Director
John J. Waters	65	Director
William A. Marshall	58	Chief Financial Officer, Treasurer and Principal Accounting Officer

All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are elected annually by, and serve at the discretion of, the Board of Directors. There are no familial relationships between or among any of our officers or directors.

In November 2009, Mr. Harry J. Silverman joined our board and in March 2010, Mr. Charles C. Johnston notified us of his decision not to stand for reelection to our board at the annual meeting of our stockholders, which was held on May 19, 2010. The current composition of our Board Committees is described below in the section entitled “Committees of the Board of the Directors.”

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

J. Edward Sheridan joined our board of directors in June 1992 and was appointed as Chairman of the Board on March 2, 2009. From 1985 to the present, Mr. Sheridan served as the President of Sheridan Management Corp. From 1975 to 1985, Mr. Sheridan served as the Vice President of Finance and Chief Financial Officer of AMF. From 1973 to 1975, he was Vice President and Chief Financial Officer of Fairchild Industries. From 1970 to 1973 he was the Vice President, Corporate Finance of F.S. Smithers. From 1967 to 1970 Mr. Sheridan was the Director of Acquisitions of Westinghouse Electric. From 1964 to 1967 he was employed by Corporate Equities,

Inc., a venture capital firm, Mr. Sheridan holds an M.B.A. from Harvard University and a B.A. from Dartmouth College. Mr. Sheridan also serves as Director—Total Energy Development in the office of the Secretary of Defense.

J. David Luce joined our board of directors in February 2003. From 1990 to August 2009, Mr. Luce was a Senior Vice President of Fixed Income Sales with Barclays PLC (formerly Lehman Brothers). Prior to joining Lehman Brothers, Mr. Luce served as a Vice President, Fixed Income Sales, at Kidder Peabody. Mr. Luce also currently acts as a private investment banker raising venture and mezzanine capital. Mr. Luce serves on the board of directors of Issimo Food Group, Inc. Mr. Luce graduated from Duke University in 1983 with a B.A. in Economics.

Harry J. Silverman joined our board of directors in November 2009. Mr. Silverman presently acts as an independent financial consultant. From 1993 to December 2005, Mr. Silverman served as the Executive Vice President and Chief Financial Officer of Domino’s Pizza and in such capacity was responsible for all finance, treasury and accounting functions, as well as performing an integral role in the strategic management of the company. Mr. Silverman became CFO in 1993 and through 1998 also led Domino’s Human Resources, Information Services, Legal, Safety and Security and Risk Management teams. Mr. Silverman retired from Domino’s in December 2005 after overseeing the company’s initial public offering in 2004, its $1.1 billion restructuring in 2003 and the sale of the company to Bain Capital in 1998. Mr. Silverman joined Domino’s Pizza in 1985 as a regional controller based in Chicago, Illinois. He was promoted to National Operations Controller in 1988, and in January 1990, became Corporate Controller. Prior to joining Domino’s, he was an auditor with Grant Thornton LLP, working on several major NYSE accounts. Mr. Silverman earned a BS in accounting from the University of Illinois in 1980. He previously served as a member of the board of directors of Authentidate from December 2003 until May 2004. He currently serves on the board of The Wellness Community of Southeast Michigan and previously served on the boards of Domino’s Pizza and Able Laboratories.

Ranjit C. Singh joined our board of directors in January 2005. Presently, Mr. Singh is the President and Chief Executive Officer of CSR Group, a consulting firm. Previously, Mr. Singh was the President and Chief Executive Officer of Aptara, Inc. (formerly known as TechBooks), from February 2003 until July 2008. From February 2002 to February 2003, he served as President and Chief Executive Officer of Reliacast Inc. Prior to that, he was President and Chief Operating Officer of ContentGuard, a spinoff of Xerox Corporation that is jointly owned with Microsoft. Before joining ContentGuard earlier in 2000, Mr. Singh worked for Xerox as a corporate Senior Vice President in various assignments related to software businesses. Mr. Singh joined Xerox in 1997, having come from Citibank where he was Vice President of Global Distributed Computing. Prior to that, he was a principal at two start-up companies and also held executive positions at Data General and Digital Equipment Corporation. From December 2001 until June 2007, Mr. Singh was the Chairman of the board of directors of Ultralife Batteries, Inc. Mr. Singh who first became a director of Ultralife Batteries in August 2000, continues to currently serve as a director and presently serves as the Chair of the Strategy and Business Development and Compensation Committees of Ultralife Batteries’ board and served on the Governance Committee of its board from 2007-2008. Mr. Singh graduated in 1974 from the University of Bath, U.K. and received a M.S. in 1975 from the University of Bath. Mr. Singh earned a M.B.A. from Worcester Polytechnic Institute in 1986.

John J. Waters joined our board of directors in July 2004 and served as our Executive Vice President—Chief Administrative Officer from July 2004 through January 1, 2006. From October 2006 through April 2008 Mr. Waters served as the Chief Financial Officer, Treasurer and a director of Avantair. From December 2005 to September 2006, Mr. Waters served as a consultant to Avantair. From 1967 to August 2001, Mr. Waters held various positions at Arthur Andersen LLP, including Partner in Charge—Entertainment Industry Program; Partner in Charge—Manufacturing Industry Program; and Partner in Charge (Audit)—Transaction Advisory Industry Program. Upon his retirement from Arthur Andersen LLP in August 2001 he formed John Waters Consulting LLC, an entity that provided merger and acquisition services to several private equity organizations primarily located in New York City. Mr. Waters has served on the board of directors of iGambit, Inc. since November 2009 and is the Chairman of the Compensation Committee of its board. Mr. Waters received a bachelor’s degree in Business Administration from Iona College and is a Certified Public Accountant.

William A. Marshall joined Authentidate Holding Corp. as Chief Financial Officer and Treasurer in February 2006. Mr. Marshall brings more than 25 years of experience as a Chief Financial Officer, audit partner and senior management advisor to Authentidate. Most recently, he served as Chief Financial Officer and Treasurer for NEON Communications, Inc., a former publicly traded provider of optical networking solutions, from 2001 to January 2005, when the company was acquired. As part of a planned reorganization, in June 2002, NEON filed a petition under Chapter 11 of the U.S. Bankruptcy Code, from which it was discharged in December 2002. From September 1999 to September 2001, he was Chief Financial Officer and Treasurer for Vitts Networks, Inc., a provider of high-speed Internet communications. In connection with the telecom industry downturn, Vitts Networks filed a Chapter 11 petition in December 2000 and was liquidated during 2001. From 1995 to September 1999, he served as Chief Financial Officer and Treasurer for Viisage Technology, Inc., a software technology company where he led the company’s initial public offering in 1996. From 1987 to 1994, Mr. Marshall was a Partner at KPMG LLP where he provided audit, accounting, financial and SEC reporting, business advisory, public offering and merger and acquisition services for a variety of growing middle market companies. Prior to 1987, Mr. Marshall held various positions in audit and business advisory services at KPMG LLP. Mr. Marshall has a B.S. in Accounting from Elizabethtown College in Pennsylvania and is a Certified Public Accountant.

Qualifications of Directors

The following table summarizes the specific experience, qualifications, attributes or skills of our directors that led our Nominating and Corporate Governance Committee to conclude that such person should serve as a director of Authentidate:

Nominees	Relevant Experience and Qualifications
J. Edward Sheridan	Significant leadership, business and financial experience, including previously serving as Vice President and Chief Financial Officer of AMF and Fairchild Industries. Breadth of knowledge about Authentidate’s business given service on our board since 1992 and current service as Chairman.

J. David Luce	Significant business and financial experience, including serving as Senior Vice President with Barclays Capital (formerly Lehman Brothers) and background in private investment banking. Breadth of knowledge about Authentidate’s business as a result of service on our board since 2003.

Harry J. Silverman	Significant business, accounting and financial experience arising from service as Executive Vice President and Chief Financial Officer of Domino’s Pizza, service on the board of directors of Domino’s Pizza and Able Laboratories and prior auditing experience as an auditor with Grant Thornton, LLP.

Ranjit C. Singh	Significant leadership and business experience, including previously serving as President and Chief Executive Officer of Aptara, Inc. (formerly known as TechBooks), and service on the board of directors of Ultralife Batteries, Inc., including serving as the Chairman of the board of Ultralife for approximately six years. Breadth of knowledge about Authentidate’s business as a result of service on our board since 2005.

John J. Waters	Significant business, accounting and financial experience, including previously serving as Chief Financial Officer of Avantair, Inc. and various executive positions at Arthur Andersen LLP. Breadth of knowledge about Authentidate’s business as a result of service on our board since 2004 and as a former executive officer of our company.

Senior Management

Our senior management team is as follows:

Name	Age	Office
Jan C. E. Wendenburg	50	President, Authentidate International AG

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

Meetings of the Board of Directors; Independence

During the fiscal year ended June 30, 2010, our board of directors met on ten occasions. No member of the board of directors attended less than 75% of the aggregate number of (i) the total number of meetings of the Board of Directors or (ii) the total number of meetings held by all committees of the board of directors. Our independent directors meet in executive sessions periodically during the course of the year.

Our board of directors currently consists of five individuals, four of whom are currently independent directors as defined in the Marketplace Rules of The NASDAQ Stock Market. Our independent directors are J. Edward Sheridan, Harry J. Silverman, Ranjit C. Singh and John J. Waters. Our board determined on August 6, 2009, in connection with its approval of an award of 500,000 options to Mr. Luce that Mr. Luce would no longer satisfy the independence criteria of The NASDAQ Stock Market following such grant as such grant was in consideration for services rendered in connection with our ExpressMD™ Solutions joint venture.

Committees of the Board of Directors

The board of directors presently has four committees:

•	Audit Committee;

•	Management Resources and Compensation Committee;

•	Nominating and Corporate Governance Committee;

•	Executive Committee.

Audit Committee. The members of the Audit Committee are presently Harry J. Silverman, J. Edward Sheridan and John J. Waters. Mr. Silverman currently serves as Chairman of this committee. Each of these individuals is an independent member of our Board of Directors. In addition, the board of directors has determined that the members of the Audit Committee meet the additional independence criteria required for audit committee membership set forth in Rule 10 A-3 promulgated by the SEC under the Securities Exchange Act of 1934, as amended.

The Audit Committee acts to: (i) acquire a complete understanding of our audit functions; (ii) review with management the finances, financial condition and our interim financial statements; (iii) review with our independent auditors the year-end financial statements; and (iv) review implementation with the independent auditors and management any action recommended by the independent auditors. Our board of directors adopted a Restated and Amended Charter governing the activities of the Audit Committee, which is available on our corporate website at www.authentidate.com under the following tabs: “about us—corporate governance—Board Committees—Audit”. During the fiscal year ended June 30, 2010, the Audit Committee met on four occasions.

Audit Committee Financial Expert. Our board of directors has determined that Audit Committee member J. Edward Sheridan is our audit committee financial expert, as defined under applicable SEC regulations, and is an independent member of our board.

Management Resources and Compensation Committee. The members of the Management Resources and Compensation Committee are currently Ranjit C. Singh, J. Edward Sheridan and Harry J. Silverman, each of whom is an independent member of our board of directors. Mr. Singh presently serves as the chairman of this committee. The functions of this committee include administration of our employee stock option plans and the negotiation and review of all employment agreements of our executive officers. During the fiscal year ended June 30, 2010, this committee held one meeting and acted on written consent on one occasion. The charter of the Management Resources and Compensation Committee is available on our corporate website at www.authentidate.com under the following tabs: “about us—corporate governance—Board Committees—Management Resources and Compensation”.

Nominating and Corporate Governance Committee. The members of this committee are J. Edward Sheridan, Harry J. Silverman and Ranjit Singh each of whom is an independent member of our board of directors. Mr. Sheridan currently serves as the Chairman of this committee. Mr. Luce served as a member of this committee until August 6, 2009 following the board’s determination that he no longer satisfied the applicable independence criteria. Mr. Silverman was appointed to this committee in January 2010. Our board of directors has adopted a charter governing the activities of the Nominating and Corporate Governance Committee, which may be viewed online on our web site at www.authentidate.com under the following tabs: “about us—corporate governance—Board Committees—Nominating and Corporate Governance”. Pursuant to its charter, this committee’s tasks include reviewing and recommending to the board issues relating to the board’s composition and structure; establishing criteria for membership and evaluating corporate policies relating to the recruitment of board members; implementing and monitoring policies regarding principles of corporate governance in order to ensure the board’s compliance with its fiduciary duties to the company and its stockholders; and making recommendations regarding proposals submitted by stockholders. During the fiscal year ended June 30, 2010, this committee held one meeting.

Executive Committee. We established our Executive Committee on December 7, 2005. The members of this committee are J. Edward Sheridan, J. David Luce and John Waters. Mr. Sheridan currently serves as Chairman of this committee. The primary purpose of the Executive Committee is to exercise the authority of the board when the board is not in session, subject to certain limitations. For example, the Executive Committee has no power or authority to: (i) make, alter or repeal any by-law or any resolution or resolutions of the directors designating an Executive Committee; (ii) elect, appoint or remove any executive officer or director; (iii) approve any transaction in which any member of the Executive Committee may have a direct or indirect interest; (iv) approve the borrowing of any money greater than $500,000 per transaction in the aggregate; (v) approve any agreement to acquire the entirety or majority of any business or major assets of any other person or entity; (vi) change our principal business; (vi) designate or authorize the issuance of any shares of preferred stock; (vii) undertake a private placement or financing transaction involving debt or equity securities in excess of $500,000; or (viii) vary, by more than 10%, any budget previously approved by the board. During the fiscal year ended June 30, 2010, the Executive Committee did not meet.

Corporate Governance

We maintain a corporate governance page on our corporate website which includes important information about our corporate governance practices, including our Corporate Governance Principles, our Code of Ethics and Business Conduct, and charters for the committees of the board of directors. The corporate governance page can be found at www.authentidate.com, by clicking on “about us—corporate governance.”

Board Leadership Structure

Pursuant to our corporate governance policies, in the event the board elects to appoint the chief executive officer as the Chairman of the Board, the board shall also appoint an independent member of the board to serve as “Lead Director,” who shall be responsible for coordinating the activities of the other independent directors and to perform various other duties. Presently, our board is comprised solely of non-employee directors and our Chairman, J. Edward Sheridan, is an independent director. Mr. Sheridan has served as Chairman since March 2009.

Board’s Role in Oversight of Risk

The board of directors does not have a separate risk oversight body but rather manages risk directly. The board of directors mitigates risks through discussing with management the appropriate level of risk for the company and evaluating the risk information received from management. These risks include financial, technological, competitive, and operational risks. Further, the Audit Committee receives updates from senior management and assesses risk in satisfaction of their risk management role in accordance with the Audit Committee charter. Our Audit Committee charter provides that the Audit Committee is responsible for monitoring material financial and operating risks of the company. On a quarterly basis, management reports to the Audit Committee regarding our various risk areas. In addition, each of the other committees of the board of directors considers risks within its area of responsibility.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own, directly or indirectly, more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities we issue. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such reports received by us, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the 2010 fiscal year.

Code of Ethics

On July 31, 2003, our Board of Directors approved the Code of Ethics and Business Conduct for our company. Our Code of Ethics and Business Conduct covers all our employees and Directors, including our President and Chief Financial Officer. During the fiscal year ended June 30, 2010, we did not waive any provisions of the Code of Ethics and Business Conduct. Our Code of Ethics and Business Conduct was filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003. We have also posted our Code of Ethics and Business Conduct on our Web site at http://www.authentidate.com, and may be found as follows:

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

The Management Resources and Compensation Committee did not retain outside consultants during the 2010 fiscal year to assist it in implementing these policies or making specific decisions relating to executive compensation. However, the Management Resources and Compensation Committee does, from time to time, review general information regarding the compensation practices of other companies, including some that may compete with Authentidate for the services of its executives and employees and that information is a factor used by the Management Resources and Compensation Committee in its decisions and in its general oversight of compensation practices. However, the Management Resources and Compensation Committee does not use that information to generate specific compensation amounts or targets. Instead, in each compensation decision, the Management Resources and Compensation Committee exercises its business judgment regarding the appropriateness of types and amounts of compensation in light of the value to the company of specific individuals.

With respect to fiscal 2010 compensation, the Management Resources and Compensation Committee took into account recommendations made by the Chairman of the Board and President of Authentidate with respect to determinations of the types and amounts of compensation to be paid to the other executive officers and also discussed with the Chairman of the Board and the President the types and amounts such individuals believed would be appropriate to pay each of them in light of the amounts being recommended for the other executives. Authentidate’s senior management generally applies a similar philosophy and similar policies to determine the compensation of officers and managers who are not executive officers and reports to the Management Resources and Compensation Committee regarding these matters.

Within the context of the overall objectives of our compensation program, we determined the specific amounts of compensation to be paid to each of our executives during fiscal 2010 based on a number of factors including:

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

In addition, on February 18, 2010, we entered into agreements with each of O’Connell Benjamin, our President, and William A. Marshall, our Chief Financial Officer, to implement a compensation modification program approved by the Management Resources and Compensation Committee of the board of directors. Pursuant to these agreements, both our President and Chief Financial Officer agreed to accept a reduction in their base salary to 85% of their current base salary until such time as we achieve “Cash Flow Breakeven”. Pursuant to these agreements, the term “Cash Flow Breakeven” is defined to mean that the company has achieved positive cash flow from operations for two consecutive fiscal quarters ending no later than the end of the fiscal quarter ending September 30, 2011, determined by reference to the revenues and other amounts received by the company from its operations; provided, however, that the term “cash flow from operations” shall not include (a) amounts received from the sale, lease or disposition of (i) fixed or capital assets, including without limitation, the land and building located at 2165 Technology Drive, Schenectady, New York, except for amounts received in the ordinary course of business; or (ii) any subsidiary company; (b) capital expenditures; (c) interest income and expense; and (d) other non-operating items as determined in accordance with generally accepted accounting principles in the United States as consistently applied during the periods involved. In consideration for their agreement to accept a reduction in their base salary, we granted such officers options to purchase such number of shares of common stock as is equal to 15% of their base salary. Accordingly, we granted our President 43,500 options and granted our Chief Financial Officer 39,000 options. The options were granted under the our 2000 Employee Stock Option Plan, are exercisable for a period of ten (10) years at a per share exercise price of $1.01 and shall only vest and become exercisable upon either the date determined that we achieve Cash Flow Breakeven or in the event of a termination of employment either without “cause” or for “good reason”, as such terms are defined in the employment agreements previously entered into between us and our President and Chief Financial Officer.

During the fiscal year ended June 30, 2010, the base salary of Mr. Benjamin averaged $238,125, reflecting a decrease of $67,500 effective from April 1, 2009 through December 31, 2009 in connection with the renewal of his employment agreement, as discussed in greater detail below under the caption “Employment Agreements with Named Executive Officers—O’Connell Benjamin” and the salary modification agreement discussed above. During fiscal 2010, the base salary of Mr. Marshall averaged $243,750, reflecting the salary modification agreement discussed above. During fiscal 2010, the base salary of Mr. Wendenburg was 210,000 Euros, reflecting no change from the rate we compensated him during fiscal 2009.

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

Overall, the targets for the performance measures were set at levels that we believed to be achievable with strong performance by our executives. Although we cannot always predict the different events that will impact our business during an upcoming year, we set our performance goals for the target amount of annual incentive cash bonuses at levels that we believe will be achieved by our executives a majority of the time. Our maximum and threshold levels for these performance goals are determined in relation to our target levels, are intended to provide for correspondingly greater or lesser incentives in the event that performance is within a specified range above or below the target level, and are correspondingly easier or harder to achieve. We set the performance goals for the maximum amount at a level that we believe will be achieved in some years, but will not be achieved a majority of the time. At the end of each year, the Management Resources and Compensation Committee evaluates the performance of each executive officer and provides to the board its recommendation for the amount of the cash incentive bonus to be paid to each such executive for that year, with the board making the final determination as to the amount of the cash incentive bonus. Any bonus paid to our Named Executive Officer would also reflect the extent to which such executive achieved the milestones established at the beginning of the year, plus the amount of the discretionary bonus that is based on our assessment of their overall performance during the year.

Based upon the employment agreements that they have entered into with us, Messrs. Benjamin, Marshall and Wendenburg may be entitled to a bonus of up to 50% of their base salary, contingent on the achievement of certain financial metrics. Our Management Resources and Compensation Committee has neither determined nor awarded bonus amounts for our 2010 fiscal year to our Named Executive Officers. Pursuant to Mr. Benjamin’s 2009 employment agreement with us, he was entitled to a bonus of 50% of base salary in the event that the company achieved Breakeven Operations; or (ii) a change of control occurs prior to December 31, 2009. Breakeven Operations is defined in his employment agreement as a calendar month of operations prior to December 31, 2009, for which the Company shall not have suffered a loss from consolidated operations excluding (i) “extraordinary items” of gain or loss as that term shall be defined in generally accepted accounting principles; (ii) any gains or profits realized from the sale of any assets outside the ordinary course of business; and (iii) executive bonuses, but including base salary of executives. For the purposes of calculating the bonus, base salary shall include any retroactive base salary increase as provided for in his agreement. Messrs. Benjamin, Marshall and Wendenburg received no bonus for their performance for fiscal 2009 or 2008.

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

Stock option awards provide our executive officers with the right to purchase shares of our common stock at a fixed exercise price typically for a period of up to ten years, subject to continued employment with our company. Stock options are earned on the basis of continued service to us and generally vest over three years, beginning with one-third vesting one year after the date of grant with the balance then vesting in equal monthly installments over the following two year period. Such vesting is intended as an incentive to such executive officers to remain with us and to provide a long-term incentive. However, we have also sought to base vesting of options on overall corporate performance. For example, in our 2009 award to our President of 400,000 options granted in connection with the renewal of his employment agreement with us, we structured the vesting provisions as a hybrid of time-based and performance vesting in order to most-properly align the interests of Mr. Benjamin with those of the company and its shareholders. Under this award, the options would vest as follows: 133,333 would have vested had the company achieved Breakeven Operations, as defined above; 133,334 would have vested if the Company realized quarterly revenue of at least $1,800,000 from the sales of Inscrybe software and maintenance services prior to the end of the 2009 calendar year; and the remainder vest over time in the following increments (i) 44,445 shall vest upon issuance, (ii) 44,444 vested on the first anniversary of issuance and (iii) 44,444 vested on the second anniversary of issuance. Similarly, as discussed above, the options granted to our Named Executive Officers in connection with the compensation modification agreements they entered into with us in February 2010 will vest either on the date determined that we achieve Cash Flow Breakeven or in the event of a termination of employment either without “cause” or for “good reason”, as such terms are defined in their employment agreements with us.

Options are generally exercisable for a limited period of time after termination of employment (other than termination for cause) if vested, subject to certain rights that were negotiated in connection with the employment agreements we entered into with our Named Executive Officers. We do not require that any portion of the shares acquired be held until retirement, we do not have a policy prohibiting a director or executive officer from hedging the economic risks of his or her stock ownership and we do not have any minimum stock ownership requirements for executive officers and directors. However, each of our executive officers has a significant number of exercisable options. Stock options have been granted pursuant to our 2000 Employees Stock Option Plan (the “2000 Plan”). In May 2010, our shareholders approved the 2010 Employee Stock Option Plan (the “2010 Plan”), which now serves as our primary equity incentive plan for our employees and other eligible participants. See “Payments Upon Termination or Change-in-Control” for a discussion of the change-in-control provisions related to stock options. The exercise price of each stock option granted under the 2000 Plan and the 2010 Plan is based on the fair market value of our common stock on the grant date and the Management Resources and Compensation Committee has in the past set the exercise price of the options granted to our Named Executive Officers at a price greater than the fair market value in order to reinforce the incentive nature of the award. However, options granted in fiscal 2010 have an exercise price equal to the market price on the grant date, which was considered appropriate by the Management Resources and Compensation Committee based on the recent price of our common stock.

In addition to periodically granting performance-based stock options, we also granted options to certain of our Named Executive Officers at the time of their hiring as an incentive to accept employment with us or to renew their employment with us, as in the case of Mr. Benjamin. For instance, as part of the employment arrangements we entered into with Messrs. Benjamin and Marshall when they joined our company, we granted Mr. Benjamin options to purchase 135,000 shares of common stock and Mr. Marshall options to purchase 300,000 shares of common stock. We also granted Mr. Benjamin options to purchase 100,000 shares of common stock in connection with his promotion to President in November 2007 and options to purchase 400,000 shares of common stock in connection with the renewal of his employment contract for calendar 2009. The options initially granted to Mr. Benjamin are exercisable at $6.28 per share, the options granted to him in connection with his promotion are exercisable at $1.25 per share and the options granted to him in connection with the renewal of his employment contract are exercisable at $0.39 per share. The options granted to Mr. Marshall upon his employement are exercisable at $4.50 per share.

Awards granted under the 2000 Plan and 2010 Plan are based on a number of factors, including: (i) the grantee’s position with us; (ii) his or her performance and responsibilities; (iii) the extent to which he or she already holds an equity stake with us; (iv) equity participation levels of comparable executives at other companies in the compensation peer group; (v) general corporate performance; (vi) the President’s recommendations; (vii) the current stock price; and (viii) individual contribution to the success of our financial performance. However, both the 2010 and the 2000 Plan do not provide any formulated method for weighing these factors, and a decision to grant an award is based primarily upon the evaluation by the Management Resources and Compensation Committee, in consultation with senior management and the board of directors, of the past as well as the anticipated future performance and responsibilities of the individual in question. Awards to executive officers are first reviewed and approved by the Management Resources and Compensation Committee, which then makes a recommendation for final approval by our board of directors. Option grants to executives other than the President are approved by the Management Resources and Compensation Committee based upon recommendations made by the President based upon the individual executive’s performance and market data relating to option grants to individuals occupying similar positions at comparably situated companies.

During our 2010 fiscal year, the only option awards granted to our Named Executive Officers were in connection with the compensation modification agreements. As described in greater detail above, in consideration for the agreement of our President and Chief Financial Officer to accept a reduction in their base salary, we granted such officers options to purchase such number of shares of common stock as is equal to 15% of their base salary. Accordingly, we granted our President 43,500 options and granted our Chief Financial Officer 39,000 options.

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

Policies Regarding Tax Deductibility of Compensation. Within our performance-based compensation program, we aim to compensate the Named Executive Officers in a manner that is tax-effective for us. Section 162(m) of the Internal Revenue Code restricts the ability of publicly-held companies to take a federal income tax deduction for compensation paid to certain of their executive officers to the extent that compensation exceeds $1.0 million per covered officer in any fiscal year. However, this limitation does not apply to compensation that is performance-based. We consider these requirements in our compensation determinations. We do not anticipate that the non-performance-based compensation to be paid in cash to our executive officers in fiscal 2010 will exceed that limit.

Summary of Executive Compensation

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our President, our Chief Financial Officer, and certain of our other executive officers (the “Named Executive Officers”), during the fiscal year ended June 30, 2010, 2009 and 2008:

Summary of Executive Compensation
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($) (3)		Stock Awards ($)		Option Awards ($) (4)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($) (6)		Total ($)
O’Connell Benjamin, President (1) (2) (7)	2010 2009 2008	$ $ $	238,125 267,500 260,000	$ $ $	— — —	$ $ $	— — —	$ $ $	31,270 27,332 81,810	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	269,395 294,832 341,810

William A. Marshall, Chief Financial Officer and Treasurer (7)	2010 2009 2008	$ $ $	243,750 260,000 260,000	$ $ $	— — —	$ $ $	— — —	$ $ $	28,035 — 39,398	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	271,785 260,000 299,398

Jan C. Wendenburg, Chief Executive Officer, Authentidate International, A.G. (5)	2010 2009 2008	$ $ $	290,698 287,987 310,835	$ $ $	— — —	$ $ $	— — —	$ $ $	— — 39,398	$ $ $	— — —	$ $ $	— — —	$ $ $	26,807 22,357 26,075	$ $ $	317,505 310,344 376,308

(1)	Mr. Benjamin was appointed to office of President effective November 26, 2007. The amounts shown in the table reflect the compensation Mr. Benjamin received in fiscal 2008 and onwards as President starting January 1, 2008 and in his former function as Senior Vice President—Product Development. The compensation Mr. Benjamin received as Senior Vice President—Product Development included in these amounts was as follows: Salary—$115,000; option awards—$39,398.
(2)	On May 6, 2009, we entered into a new employment agreement with our President, Mr. Benjamin. The agreement was effective January 1, 2009 for an initial term expiring December 31, 2009. Mr. Benjamin’s base salary was $290,000 per annum from January 1, 2009 to March 31, 2009 and effective as of April 1, 2009 through December 31, 2009, Mr. Benjamin’s base salary was reduced to $222,500. However, Mr. Benjamin’s base salary under the agreement would have been retroactively increased to the rate of $357,500 in the event either (i) the company achieved breakeven operations (as defined in the employment agreement) prior to the end of the 2009 calendar year or (ii) a change of control (as defined in the employment agreement) occurred prior to December 31, 2009. In such an event, the base salary upon which the bonus is calculated will include any retroactive increase to Mr. Benjamin’s base salary.
(3)	Messrs. O’Connell, Marshall and Wendenburg are entitled to receive a performance-based bonus of up to 50% of their base salary if certain performance targets are met, pursuant to their respective employment agreements with us. As of date of this Annual Report, no bonus amounts for fiscal 2010 have been determined or awarded. No amounts were paid for fiscal 2009 and 2008.
(4)	Reflects the grant date fair value of the options granted during the period that are expected to vest. In addition, in fiscal 2009 Mr. Benjamin was granted contingent option awards with a fair value of $54,665 which were forfeited on December 31, 2009.
(5)	Annual salary, bonus and other compensation amounts are paid in Euros. Amounts reported are based on Euros converted to US dollars at an average exchange rate of 0.7224, 0.7292 dollars and 0.6756 dollars for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.
(6)	Other compensation for Mr. Wendenburg includes automobile and related expenses.
(7)	On February 18, 2010 a compensation modification program was implemented. Pursuant to this program Mr. Benjamin and Mr. Marshall accepted a reduction in their current base salary to 85% of their base salary until such time as the company achieves cash flow breakeven, as deferred.

Grants of Plan Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the year ended June 30, 2010 to the Named Executive Officers.

Grants of Plan Based Awards

	Grant Date	Estimated Future Payouts Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
O’Connell Benjamin (1)	2/18/10	$—	$—	$—	$—	$—	$—	—	43,500	$1.01	$31,270
William A. Marshall (1)	2/18/10	$—	$—	$—	$—	$—	$—	—	39,000	$1.01	$28,035

(1)	The options granted on February 18, 2010 were granted in conjunction with the implementation of a compensation modification program. Pursuant to this program Mr. Benjamin and Mr. Marshall accepted a reduction in their current base salary equal to 85% of their base salary until such time as the company achieves cash flow breakeven. The number of granted options is equal to 15% of their base salary and shall only vest and become exercisable upon either the date determined that the company achieves cash flow breakeven or in the event of a termination of employment either for “cause” or “good reason”.

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

On February 18, 2010, we entered into agreements with each of O’Connell Benjamin, our President, and William A. Marshall, our Chief Financial Officer, in order to implement a compensation modification program approved by the Management Resources and Compensation Committee of the board of directors. Pursuant to these agreements, both our President and our Chief Financial Officer agreed to accept a reduction in their base salary to 85% of their current base salary until such time as we achieve Cash Flow Breakeven. Pursuant to these agreements, the term “Cash Flow Breakeven” is defined to mean that the company has achieved positive cash flow from operations for two consecutive fiscal quarters ending no later than the end of the fiscal quarter ending September 30, 2011, determined by reference to the revenues and other amounts received by the company from its operations; provided, however, that the term “cash flow from operations” shall not include (a) amounts received from the sale, lease or disposition of (i) fixed or capital assets, including without limitation, the land and building located at 2165 Technology Drive, Schenectady, New York, except for amounts received in the ordinary course of business; or (ii) any subsidiary company; (b) capital expenditures; (c) interest income and expense; and (d) other non-operating items as determined in accordance with generally accepted accounting principles in the United States as consistently applied during the periods involved.

In consideration for their agreement to accept a reduction in their base salary, we granted such officers options to purchase such number of shares of common stock as is equal to 15% of their base salary. Accordingly, we granted our

President 43,500 options and our Chief Financial Officer 39,000 options. The options were granted under the company’s 2000 Plan, are exercisable for a period of ten (10) years at a per share exercise price of $1.01 and shall only vest and become exercisable upon either the date determined that the company achieves Cash Flow Breakeven or in the event of a termination of employment either without “cause” or for “good reason”, as such terms are defined in the employment agreements previously entered into between us and our President and Chief Financial Officer.

O’Connell Benjamin

Effective as of November 26, 2007 Mr. O’Connell Benjamin became our President, in connection with his promotion, Mr. Benjamin’s base salary was increased to $290,000 effective January 1, 2008 and he was entitled to a discretionary performance-based bonus for the 2008 fiscal year in the discretion of our Management Resources and Compensation Committee. Mr. Benjamin was also granted options to purchase 100,000 shares of our common stock at an exercise price of $1.25. These options vest over a three year period commencing on the first anniversary of the date of grant and expire ten years from the grant date. We entered into a new employment agreement with Mr. Benjamin in May 2009 which provides for an initial term of one year through December 31, 2009 (the “2009 Employment Agreement”). The following is a summary of Mr. Benjamin’s 2009 Employment Agreement:

•

From January 1, 2009 through March 31, 2009, Mr. Benjamin’s base salary was $290,000 per annum. Effective as of April 1, 2009, Mr. Benjamin’s base salary was reduced by $67,500 to $222,500 through December 31, 2009.

•

In the event that either the Company achieved cash-flow breakeven (as defined in the agreement) or a change of control (as defined in the agreement) occurs prior to the end of the 2009 calendar year, Mr. Benjamin’s base salary would have been retroactively increased by $135,000.

•

Bonus of 50% of base salary if (i) the cash-flow breakeven was achieved by the end of the 2009 calendar year or (ii) upon the occurrence of a change of control prior to such date. In such an event, the base salary upon which the bonus is calculated would have included any retroactive increase to Mr. Benjamin’s base salary.

•

Grant of options to purchase 400,000 shares of our common stock at an exercise price equal to the fair market value of the Company’s common stock on the date of execution of the 2009 Employment Agreement. This option grant included the following vesting provisions: 133,334 shares would have vested on the Company recognizing $1,800,000 of quarterly revenues from sales of its Inscrybe software and services prior to the end of the 2009 calendar year; 133,333 shares would have vested on the Company achieving cash-flow breakeven by December 31, 2009; and of the remaining 133,333 shares, 33.3% shall vest on the date of grant and thereafter the balance will vest in equal installments of 33.3% on each of the next two anniversaries of the grant date.

•	Mr. Benjamin will be entitled to a severance payment of 12 months in accordance with the terms of the 2009 Employment Agreement.

•

In the event of the termination of Mr. Benjamin’s employment without “cause”, or for “good reason”, or if upon the expiration of the 2009 Employment Agreement his employment is not renewed, the conditions to the vesting of any outstanding equity incentive awards granted Mr. Benjamin prior to the effective date of the 2009 Employment Agreement shall be deemed void and all such awards shall be immediately and fully vested and exercisable. Further, any stock option awards then outstanding shall be deemed amended so as to remain exercisable for the duration of their term.

•

The 2009 Employment Agreement contains confidentiality obligations that survive termination and non-solicitation and non-competition obligations that end on the first anniversary of the date of cessation of Mr. Benjamin’s employment.

William A. Marshall

Mr. Marshall, our Chief Financial Officer and Treasurer entered into an at-will employment agreement with Authentidate effective as of February 15, 2006. The following is a summary of Mr. Marshall’s employment agreement:

•	Annual base salary of $260,000.

•

Annual bonus targeted at 50% of base salary, in the discretion of the Board, or if the Board so designates, the Management Resources and Compensation Committee of the Board, based on the annual performance of the company, except that the bonus for the fiscal year ending June 30, 2006 shall be guaranteed, pro rata, from the date his employment commenced. Mr. Marshall was also provided with an allowance of $75,000 for reimbursement of temporary living and relocation expenses and will be covered by health and similar benefits made available to the company’s senior management.

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

Jan C. Wendenburg

On June 29, 2007, Authentidate Holding Corp. and its wholly-owned subsidiary Authentidate International, AG, entered into a new one year service agreement with Mr. Jan C. Wendenburg, the Chief Executive Officer of Authentidate International, AG. The service agreement was effective as of July 1, 2007 and was renewed for another one year term effective July 1, 2010 with no changes. The following is a summary of Mr. Wendenburg’s agreement:

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

•

For the duration of a one year post-contractual restriction of competition, Mr. Wendenburg shall be entitled to compensation amounting to 50% of his base salary in effect at the time of termination; provided, however, such non-competition compensation shall be credited towards the severance payment payable to Mr. Wendenburg following termination of his employment.

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

Stock Option Plans

Employee Stock Option Plan

2010 Plan

In May 2010, our shareholders approved the 2010 Employee Stock Option Plan (the “2010 Plan”) which provides for the grant of options to purchase up to 10,000,000 shares of our common stock. The 2010 Plan serves as our primary equity incentive plan for our employees and other eligible participants. The board of directors unanimously approved the 2010 Plan on January 20, 2010 and our shareholders approved the 2010 Plan on May 19, 2010.

Under the terms of the 2010 Plan, options granted there under may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422 of the Code, or options which do not so qualify (“Non-ISOs”). As of June 30, 2010, there were no outstanding options under the 2010 Plan.

The 2010 Plan is administered by the Management Resources and Compensation Committee designated by our Board of Directors. This committee has the discretion to determine:

•	the eligible employees to whom, and the times and the price at which, options will be granted;

•	whether such options shall be ISOs or Non-ISOs;

•	the periods during which each option will be exercisable; and

•	the number of shares subject to each option.

The Board or Committee shall have full authority to interpret the 2010 Plan and to establish and amend rules and regulations relating thereto.

Under the 2010 Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent stockholder (as defined in the 2010 Plan) such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-ISOs options may be less than such fair market value. The aggregate fair market value of shares subject to options granted to a participant which are designated as ISOs which become exercisable in any calendar year shall not exceed $100,000. The “fair market value” will be the closing NASDAQ price, or if our common stock is not quoted by NASDAQ, as reported by the National Quotation Bureau, Inc., or a market maker of our common stock, or if the common stock is not quoted by any of the above, by the Board of Directors acting in good faith.

Shares Reserved for Issuance. The 2010 Plan includes an initial reserve of 10,000,000 shares of our common stock that will be available for issuance under the plan, subject to adjustment to reflect stock splits and similar events. Shares that are subject to issuance upon exercise of an option but cease to be subject to such option for any reason (other than exercise of such option), and shares that are subject to an award that is granted but is subsequently forfeited, or that are subject to an award that terminates without shares being issued, will again be available for grant and issuance under the 2010 Plan.

Duration, Amendment and Termination. The 2010 Plan was initially approved by our board on January 20, 2010 and will expire on such date in 2020, unless sooner terminated by the board of directors. In addition to the power to terminate the 2010 Plan at any time, the board of directors also has the power to amend the 2010 Plan; provided, no amendment to the 2010 Plan may be made without stockholder approval if (a) stockholder approval is required under the listing requirements of any securities exchange or national market system on which our equity securities are listed or (b) the amendment would (i) increase the total number of shares reserved under the 2010 Plan, (ii) change the minimum option prices set forth in the 2010 Plan, (ii) increase the maximum term of options, (iii) materially increase the benefits accruing to the participants under the 2010 Plan, or (iv) materially modify the requirements as to eligibility under the 2010 Plan.

2000 Plan

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

Under the terms of the 2000 Plan, options granted there under may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422 of the Code, or options which do not so qualify (“Non-ISOs”). As of June 30, 2010, there were outstanding an aggregate of approximately 3,781,000 options under the 2000 Plan, with exercise prices ranging from $0.39 to $7.28.

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

As of June 30, 2010, there were 493,000 options outstanding under the 2001 Director Plan. The options outstanding have exercise prices ranging from $0.58 to $10.58. On September 1, 2010, we granted an aggregate of 50,000 options to our non-employee directors pursuant to the 2001 Director Plan. These options have an exercise price of $0.63.

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

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at June 30, 2010 with respect to the Named Executive Officers.

Outstanding Equity Awards At Fiscal Year-End

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options— Exercisable (#)	Number of Securities Underlying Unexercised Options— Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date (2)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
O’Connell Benjamin	135,000	—		6.28	01/03/15	—	—	—	—
	50,000	—		4.50	08/23/15	—	—	—	—
	47,222	2,778	(3)	1.36	08/07/17	—	—	—	—
	83,333	16,667	(3)	1.25	12/04/17	—	—	—	—
	88,889	44,444	(4)	0.39	05/05/19	—	—	—	—
	—	43,500	(5)	1.01	02/18/10	—	—	—	—

William A. Marshall	300,000	—		4.50	02/15/16	—	—	—	—
	47,222	2,778	(3)	1.36	08/08/17	—	—	—	—
	—	39,000	(5)	1.01	02/18/10	—	—	—	—

Jan C. Wendenburg	150,000	—		4.54	03/15/12	—	—	—	—
	25,000	—		4.50	08/23/15	—	—	—	—
	47,222	2,778	(3)	1.36	08/08/17	—	—	—	—

(1)	Each stock option grant reported in the table above was granted under, and is subject to, our 2000 Plan. The option expiration date shown above is the normal expiration date, and the last date that the options may be exercised. For each Named Executive Officer, the unexercisable options shown above are also unvested. Unvested shares are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. For information regarding the effect on vesting of options on the death, disability or termination of employment of a Named Executive Officer or a change in control of our company, see “Payments Upon Termination or Change in Control” below. If a Named Executive Officer’s employment is terminated by us for cause, options (including the vested portion) are generally forfeited. The exercisable options shown above, and any unexercisable options shown above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement. For a description of the material terms of the Named Executive Officer’s employment agreements, see “Employment Agreements With Named Executive Officers” above.
(2)	Effective January 17, 2007, we amended all of the outstanding options held by our employees solely to modify the expiration date to be ten years from the original grant date.
(3)	Vesting schedule is one third of the grant on the one year anniversary of the date of the grant and monthly thereafter over the remaining twenty four months.

(4)	On May 6, 2009, O’Connell Benjamin was granted 400,000 options. This option grant included the following vesting provisions: 133,333 shares would have vested in the event the company realized at least $1,800,000 of quarterly revenues from sales of its Inscrybe software and services prior to the end of the 2009 calendar year; 133,334 shares would have vested if the company achieved breakeven operations by December 31, 2009; and of the remaining 133,333 shares, 33.3% shall vest on the date of grant and thereafter the balance will vest in equal installments of 33.3% on each of the next two anniversaries of the grant date. On December 31, 2009, 266,667 shares were forfeited since vesting conditions were not met.
(5)	The options granted on February 18, 2010 were granted in conjunction with the implementation of a compensation modification program. Pursuant to this program Mr. Benjamin and Mr. Marshall accepted a reduction in their current base salary to 85% of their base salary until such time as the company achieves cash flow breakeven. The number of granted options is equal to 15% of their base salary and shall only vest and become exercisable upon either the date determined that the company achieves cash flow breakeven or in the event of a termination of employment either for “cause” or “good reason”.

Options Exercised and Stock Vested

None of our Named Executive Officers exercised any stock options during the 2010 fiscal year.

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

O’Connell Benjamin

Death or Disability. Pursuant to the terms of his 2009 Employment Agreement, if Mr. Benjamin’s employment is terminated as a result of his death, Mr. Benjamin or his estate, as applicable, would receive any accrued but unpaid, base salary, bonus and expense reimbursement amounts through the date of his death. If Mr. Benjamin’s employment is terminated as a result of disability, under the 2009 Employment Agreement Mr. Benjamin or his estate, as applicable, would receive (a) any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date on which the disability occurs; (b) a severance payment of 12 months of his base salary in effect on the termination date and (c) continued participation in our benefit plans (or comparable plans) for the longer of the natural expiration of the agreement or the end of the month of the one-year anniversary of the termination of his employment. Further, in the event of a termination due to his death or disability, under the 2009 Employment Agreement Mr. Benjamin’s (or his estate’s or legal representative’s) right to purchase shares of common stock pursuant to any stock option or stock option plan to the extent vested as of the termination date shall remain exercisable in accordance with the terms of the equity compensation plan under which such option was granted.

Cause. If Mr. Benjamin’s employment is terminated for cause or he terminates his employment without good reason, he would be entitled to his base salary and expense reimbursement through the date of termination, and he shall have no further entitlement to any other compensation or benefits. In the event of termination for cause, all stock options that have not been exercised as of the date of termination for cause shall be deemed to have expired as of such date. In the event of termination without good reason, options vested as of the date of termination may be exercised for a limited period in accordance with the terms of the equity compensation plan under which such option was granted.

Without Cause or for Good Reason. Under this 2009 Employment Agreement; if Mr. Benjamin’s employment is terminated without cause, by Mr. Benjamin for good reason, or either (1) we fail to timely notify him or our intent to renew his agreement or (2) after providing such notice, we fail to reach an agreement on a new employment agreement with him prior to the expiration date, then we would be obligated to: (a) pay any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date of termination; (b) pay a severance payment equal to 12 months of his base salary in effect on the termination date, but in no event less than $290,000; (c) provide for his continued participation in our benefit plans (or comparable plans) for the longer of the natural expiration of the agreement or the end of the month of the one-year anniversary of the termination of his employment. Further, under the 2009 Employment Agreement, in the event of such a termination event, the options granted to Mr. Benjamin prior to the date of the 2009 Employment Agreement will be deemed vested and shall be exercisable for the duration of their original term. In the event of such a termination, the options granted under the 2009 Employment Agreement will be exercisable in accordance with the terms of the 2000 Plan.

In addition, in February 2010, we granted Mr. Benjamin, in consideration for his agreement to accept a reduction in his base salary, options to purchase 43,500 shares of common stock. The options were granted under the 2000 Plan, are exercisable for a period of ten (10) years at a per share exercise price of $1.01 and shall only vest and become exercisable upon either the date determined that the company achieves Cash Flow Breakeven or in the event of a termination of employment either without “cause” or for “good reason”, as such terms are defined in his employment agreement.

Change of Control. In the event of a change of control, under the 2009 Employment Agreement, Mr. Benjamin shall have the right to terminate his employment with us for any reason within a limited period of time of such change of control and such termination shall be deemed for good reason. In such an event, we would be required to pay Mr. Benjamin the amounts described in the immediately preceding paragraph.

Employee Covenants. In the 2009 Employment Agreement, Mr. Benjamin agreed to keep confidential and not disclose any confidential or proprietary information owned by, or received by or on behalf of, us or any of our affiliates, during the term of the agreement or at any time thereafter. He also agreed to return such confidential and proprietary information to us immediately in the event of any termination of employment. Mr. Benjamin also agreed, during his employment with the company and for a period of one year thereafter, to not in any manner enter into or engage in any business that is engaged in any business directly competitive with our business anywhere in the world, with limited exceptions. Moreover, Mr. Benjamin agreed, during his employment with the company and for a period of 12 months thereafter, to not, directly or indirectly, without our prior written consent: (i) solicit or induce any employee of us or any of our affiliates to leave such employ; or (ii) solicit the business of any customer with respect to products or services that compete directly with the products or services provided or supplied by us.

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

In addition, in February 2010, we granted Mr. Marshall, in consideration for his agreement to accept a reduction in his base salary, options to purchase 39,000 shares of common stock. The options were granted under the 2000 Plan, are exercisable for a period of ten (10) years at a per share exercise price of $1.01 and shall only vest and become exercisable upon either the date determined that the company achieves Cash Flow Breakeven or in the event of a termination of employment either without “cause” or for “good reason”, as such terms are defined in his employment agreement.

Change of Control. The benefits Mr. Marshall would receive upon termination without cause or for good reason shall not be adversely affected in the event of a change of control.

Employee Covenants. In his employment agreement, Mr. Marshall agreed to keep confidential and not disclose any confidential or proprietary information owned by, or received by or on behalf of, us or any of our affiliates, during the term of the agreement or at any time thereafter. He also agreed to return such confidential and proprietary information to us immediately in the event of any termination of employment. Mr. Marshall also agreed, during his employment with the company and for a period of one year thereafter, to not in any manner enter into or engage in any business that is engaged in any business directly competitive with our business anywhere in the world, with limited exceptions. Moreover, Mr. Marshall agreed, during his employment with the company and for a period of 12 months thereafter, to not, directly or indirectly, without our prior written consent: (i) solicit or induce any employee of us or any of our affiliates to leave such employ; or (ii) solicit the business of any customer with respect to products or services that compete directly with the products or services provided or supplied by us.

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

2010 and 2000 Stock Option Plans

Corporate Transactions. Notwithstanding any contrary waiting period in any stock option agreement issued pursuant to the 2010 and the 2000 Plans, but subject to any determination by our board of directors to provide otherwise, each outstanding option shall, except as otherwise provided in the stock option agreement, become exercisable in full for the aggregate number of shares covered thereby and shall vest unconditionally on the first day following the occurrence of any of the following: (a) the approval by our stockholders of an approved transaction; (b) a control purchase; or (c) a board change, as each such term is defined in the 2010 Plan and 2000 Plan.

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

Termination Scenario Summary Tables

The amounts shown in the tables below assume that the noted triggering event occurred on June 30, 2010. Other relevant assumptions and explanations are provided in the footnotes following the tables. The amounts shown reflect only the additional payments or benefits that a Named Executive Officer would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested absent the triggering event.

Potential Payments on Termination (without cause or following change-in-control)

Year Ended June 30, 2010 (1)

	Termination Without Cause (2)				Termination Following Change-in-Control (2)
Name	Cash Payments ($) (3)	Estimated value of continued benefits ($) (4)	Estimated value of accelerated equity awards ($) (5)	Total ($)	Cash Payments ($) (3)	Estimated value of continued benefits ($) (4)	Estimated value of accelerated equity awards ($) (5)	Estimated tax gross- up payment ($)	Total ($)
O’Connell Benjamin	$290,000	$—	$41,000	$331,000	$290,000	$—	$41,000	$—	$331,000

William A. Marshall	$260,000	$12,000	$30,000	$302,000	$260,000	$12,000	$30,000	$—	$302,000

Jan C. Wendenburg	$291,000	$—	$—	$291,000	$291,000	$—	$—	$—	$291,000

(1)	This table provides information for each continuing Named Executive Officer. All references to base salary and annual target bonus refer to the amounts described above under “Employment Agreements with Named Executive Officers.” Amounts in the table are rounded.
(2)	If we terminate the executive without cause, or the executive resigns for good reason as defined in his executive employment agreement (as described above), the executive will be entitled to receive the compensation as shown in the table. These amounts will also apply if the executive is terminated or resigns for good reason in connection with a change-in-control.
(3)	Cash payments to Mr. Benjamin, Mr. Marshall and Mr. Wendenburg consist of base salary for one year following termination. The amount due to Mr. Wendenburg is payable in Euros and is converted to U.S. dollars at an average exchange rate of 0.7224 for the fiscal year ended June 30, 2010.
(4)	The estimated value of continued health and related benefits in effect on the termination date for a period of 12 months.
(5)	Estimated value of accelerated vesting of stock options represents the expense as calculated in accordance with FASB Accounting Standards Codification Topic 718: Compensation—Stock Compensation.

Potential Payments on Disability or Death

Year Ended June 30, 2010

	Disability (1)				Death
Name	Cash Payments (includes severance and bonus) ($)	Estimated value of continued benefits ($)	Estimated value of accelerated equity awards ($)	Total ($)	Cash Payments (includes severance and bonus) ($)	Estimated value of continued benefits ($)	Estimated value of accelerated equity awards ($)	Total ($)
O’Connell Benjamin	$290,000	$—	$—	$290,000	$—	$—	$—	$—

William A. Marshall	$260,000	$12,000	$—	$272,000	$—	$—	$—	$—

Jan C. Wendenburg	$145,000	$—	$—	$145,000	$—	$—	$—	$—

(1)	In the event the executive becomes physically or mentally disabled such that he is unable to perform his duties for a period of three consecutive months as determined by a medical professional, we may terminate the executive’s employment, unless otherwise prohibited by law. In the event of termination due to disability, the executive will be entitled to the compensation shown in the table.

Director Compensation

Our non-executive directors are compensated as follows.

•	The annual director fee for our non-executive directors is $15,000;

•

Committee chairmen are paid an additional annual fee as follows: (a) Chairman of the Board—$25,000 per annum; (b) Chairman of the Audit Committee—$15,000 per annum; and (c) other Committee Chairmen—$5,000 per annum;

•	Our Audit Committee financial expert received an additional annual fee of $10,000 through May 19, 2010 at which time the board elected to eliminate this fee; and

•

Meeting fees for our independent directors are $1,500 for each meeting of the board of directors, and $1,500 for each meeting of a committee of the board of directors. For meetings held by conference call, fees are $750 per meeting. Reasonable and customary expenses incurred in attending the board and committee meetings are reimbursable.

Under the 2001 Director Plan, as amended, our non-executive directors receive 40,000 stock options upon being elected to the Board and have the ability to purchase up to $100,000 restricted shares of our common stock at a per share purchase price of 80% of the fair market value of our common stock during the initial twelve month period following their election to the Board. Our non-executive directors also receive options to purchase 10,000 shares for each year of service under the 2001 Director Plan and are reimbursed for expenses incurred in order to attend meetings of the Board of Directors. In addition, under shareholder approved amendments to the 2001 Director Plan, our directors have the option to elect to receive up to 100% of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of our common stock.

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

A summary of non-executive director compensation for the fiscal year ended June 30, 2010 is as follows:

Summary of Non-Executive Director Compensation

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (4)	Option Awards ($) (5)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J. Edward Sheridan	$69,761	$—	$8,185	$—	$—	$—	$77,946

Charles J. Johnston (2)	$35,538	$—	$8,185	$—	$—	$—	$43,723

J. David Luce	$—	$24,489	$8,185	$—	$—	$—	$32,674

Harry J. Silverman (3)	$17,856	$—	$39,288	$—	$—	$—	$57,144

Ranjit C. Singh	$22,500	$7,250	$8,185	$—	$—	$—	$37,935

John J. Waters	$13,500	$13,500	$8,185	$—	$—	$—	$35,185

(1)	As of June 30, 2010, each of our current directors had the following number of Director Plan options outstanding: Mr. Sheridan—80,000; Mr. Silverman—40,000; Mr. Luce—87,500; Mr. Singh—87,500; and Mr. Waters—30,000.
(2)	On May 19, 2010, Mr. Charles C. Johnston’s resignation from the board became effective. As of June 30, 2010 Mr. Johnston had 80,000 options outstanding.
(3)	On November 16, 2009, Mr. Harry J. Silverman was appointed to the board of directors.
(4)	On May 20, 2009, our stockholders approved an amendment to our 2001 Director Plan to provide, among other things, that our non-executive directors shall have the option to elect to receive up to 100% of their cash director compensation in restricted shares of common stock. Prior to the approval of this amendment, the non-executive directors were permitted to elect to receive up to 50% of cash director compensation in restricted shares of the common stock. For the year ended June 30, 2010 the following directors elected to receive a portion of their cash director fees in shares of common stock. The number of shares of common stock issued for fiscal 2010 to each director is as follows: Mr. Luce 25,015, Mr. Singh 5,932 and Mr. Waters 13,887, respectively.
(5)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2010 computed in accordance with FASB Accounting Standards Codification Topic 718: Compensation—Stock Compensation, and thus may include amounts from awards granted in and prior to 2010. A discussion of the methods used to calculate these values may be found in Note 10 of Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Report of the Management Resources and Compensation Committee of the Board of Directors

The following report has been submitted by the Management Resources and Compensation Committee of the Board of Directors:

The Management Resources and Compensation Committee of the Board of Directors has reviewed and discussed our Compensation Discussion and Analysis with management. Based on this review and discussion, the Management Resources and Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the SEC.

The foregoing report was submitted by the Management Resources and Compensation Committee of the Board and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A promulgated by the SEC or Section 18 of the Securities Exchange Act of 1934.

Ranjit C. Singh, Chair

J. Edward Sheridan

Harry J. Silverman

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks between the members of our Management Resources and Compensation Committee and any other entity. At present, Messrs. Singh, Sheridan and Silverman are the members of this committee. During the fiscal year ended June 30, 2010, none of the members of the Management Resources and Compensation Committee (a) was an officer or employee of AHC during the last fiscal year; (b) was formerly an officer of AHC or any of its subsidiaries; or (c) had any relationship with AHC requiring disclosure under Item 404 of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of September 1, 2010 with respect to (i) each director and each executive officer, (ii) and all directors and executive officers as a group, and (iii) persons (including any “group” as that term is used in Section l3(d)(3) of the Securities Exchange Act of l934), known by us to be the beneficial owner of more than five percent of our common stock. Shares of common stock subject to options exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.

Type of Class	Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership (++)		Percent of Class (#)
Directors and Executive Officers

Common	O’Connell Benjamin	603,333	(1)	1.6%
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive, 5th Floor
	Berkeley Heights, NJ 07922

Common	J. Edward Sheridan	90,000	(2)	*
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive, 5th Floor
	Berkeley Heights, NJ 07922

Type of Class	Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership (++)		Percent of Class (#)
Common	Harry J. Silverman	90,100	(3)	*
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive, 5th Floor
	Berkeley Heights, NJ 07922

Common	J. David Luce	1,273,494	(4)	3.3%
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922

Common	Ranjit C. Singh	146,756	(5)	*
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922

Common	John J. Waters	611,423	(6)	1.6%
	c/o Authentidate Holding Corp.
	Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922

Common	William A. Marshall c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	585,000	(7)	1.5%

Common	Jan C. Wendenburg c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	228,390	(8)	*

	Directors/Executive Officers as a group (1)(2)(3)(4)(5)(6)(7)(8)	3,628,496		9.4%

(++)	Unless otherwise indicated below, each director, officer and 5% stockholder has sole voting and sole investment power with respect to all shares that he beneficially owns.
#	Based on 38,451,088 shares of common stock outstanding as of August 31, 2010.
*	Represents less than 1% of the issued and outstanding shares of common stock as of the date of this table.
(1)	Includes vested options to purchase 418,333 shares of common stock and excludes unvested options to purchase 93,500 shares of common stock.
(2)	Includes vested options to purchase 90,000 shares of common stock.
(3)	Includes vested options to purchase 50,000 shares of common stock.
(4)	Includes vested options to purchase 97,500 shares of common stock. Includes 1,077,754 shares of common stock owned by Duke 83, LLC. Excludes unvested options to purchase 500,000 shares of common stock.
(5)	Includes vested options to purchase 97,500 shares of common stock.
(6)	Includes vested options to purchase 40,000 shares of common stock and 17,000 shares of common stock owned by Mr. Waters’ spouse.

(7)	Includes vested options to purchase 350,000 shares of common stock and excludes unvested options to purchase 39,000 shares of common stock.
(8)	Includes vested options to purchase 225,000 shares of common stock.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of June 30, 2010 which consist of the 2010 Employee Stock Option Plan, 2000 Employee Stock Option Plan, as amended, and the 2001 Non-Employee Director Stock Option Plan, as amended, Information concerning each of the aforementioned plans is set forth below following the caption “Shareholder Approved Option Plans.”

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)
Equity Compensation Plans Approved by Stockholders	4,649,000	(1)	$3.11	10,050,000	(2)
Equity Compensation Plans Not Approved by Stockholders	720,000	(3)	1.04	N/A

Total	5,369,000		$2.83	10,050,000

(1)	Includes 493,000 options issued pursuant to our 2001 Director Plan, as amended; and 3,781,000 options issued to employees pursuant to our 2000 Plan, as amended; and 375,000 options issued to a consultant but does not include 50,000 options granted under our 2001 Director Plan on September 1, 2010.
(2)	Consists of 10,000,000 options available for issuance pursuant to our 2010 Plan and assumes the issuance of 50,000 options pursuant to our 2001 Director Plan, as amended, according to the following analysis. The 2001 Director Plan does not provide for a cap on the aggregate number of options which may be granted thereunder. All option grants under the 2001 Director Plan are non-discretionary; each non-employee director receives an option to purchase 10,000 shares of our common stock each September 1, pro rata, based on the length of such directors service during the preceding year. Accordingly, if the number and identity of our non-employee directors remains constant over the remaining life of the 2001 Director Plan, we would issue a total of 50,000 options to our non-employee directors under the 2001 Director Plan, which number excludes the 50,000 options granted on September 1, 2010 pursuant to the 2001 Director Plan.
(3)	See Note 10 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information related to common stock purchase warrants issued to certain consultants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On August 6, 2009, the Board of Directors agreed to award options to purchase 500,000 shares of common stock to Mr. J. David Luce, a member of the Board of Directors as a fee for services rendered in connection with our ExpressMD™ Solutions joint venture (the “Joint Venture”). The options were awarded under our 2000 Plan and are exercisable for a period of ten years at a per share exercise price of $2.00, subject to vesting conditions. The options will vest solely in the event that the Joint Venture (or a successor) achieves revenues in the aggregate amount of at least $5,000,000 prior to the second anniversary of the option grant date (the “Target Date”). In the event such metric is achieved, 250,000 options will vest. The remaining options will vest only if the Joint Venture (or a successor) achieves revenues in the aggregate amount of $10,000,000 prior to the Target Date. Due to the this arrangement, the company’s Board of Directors determined that Mr. Luce no longer satisfies the criteria for independence under the applicable rules of the Nasdaq Stock Market and accordingly, Mr. Luce resigned from his membership on the company’s Management Resources and Compensation Committee and Nominating and Corporate Governance Committee immediately prior to the Board of Directors’ consideration of this matter. Mr. Luce, however, continues to serve as a member of the company’s board of directors.

On September 23, 2009, the company entered into a Standby Commitment (the “Commitment”) with an accredited investor (the “Lender”) pursuant to which the Lender agreed to purchase senior secured convertible debentures (the “Convertible Debentures”) in an aggregate principal amount of up to $3,000,000 (the “Total Commitment Amount”). During the 12-month commitment term, upon at least 30 days’ written notice by the company, the Lender will purchase Convertible Debentures in the aggregate principal amount specified in such notice. In the event Convertible Debentures are sold, the company would also issue the Lender 13,333 common stock purchase warrants for each $100,000 of Convertible Debentures sold (the “Warrants”). In addition, the company issued an additional 400,000 Warrants to the Lenders in consideration of the commitment to provide the financing. Such warrants are exercisable for a period of five years at an exercise price of $1.20 per share. The Commitment provided that if the company raised capital or received proceeds from this sale of certain assets during the commitment term, the amount of available borrowings under the Commitment would be reduced by such amounts. Accordingly, following the completion of our registered direct offering in December 2009 and the subsequent exercise of $500,000 of common stock purchase warrants originally issued in such financing, the Standby Commitment automatically terminated in accordance with its terms. No convertible debentures were sold under this arrangement. The Lender is an entity affiliated with Mr. Douglas Luce, who is a brother of Mr. J. David Luce, a member of the company’s board of directors.

Approval for Related Party Transactions

Although we have not adopted a formal policy relating to the approval of proposed transactions that we may enter into with any of our executive officers, directors and principal stockholders, including their immediate family members and affiliates, our Audit Committee, all of the members of which, are independent, reviews the terms of any and all such proposed material related party transactions. The results of this review are then communicated to the entire board of directors, which has the ultimate authority as to whether or not we enter into such transactions. We will not enter into any material related party transaction without the prior consent of our Audit Committee and our board of directors. In approving or rejecting the proposed related party transaction, our Audit Committee and our board of directors shall consider the relevant facts and circumstances available and deemed relevant to them, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. We shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee and our board of directors determine in the good faith exercise of their discretion.

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

Our board of directors reviewed all relevant transactions or relationships between each director, or any of his family members, and our company and has affirmatively determined that each of our directors, other than J. David Luce, are independent directors under the applicable guidelines noted above. Our board of directors currently has four committees: the Audit Committee, the Management Resources and Compensation Committee, the Nominating and Corporate Governance Committee and the Executive Committee. All of the members of our Audit Committee meet the standards for independence required under current Nasdaq Stock Market listing rules, SEC rules, and applicable securities laws and regulations. All of the members of our Management Resources and Compensation Committee and our Nominating and Corporate Governance Committee satisfy the applicable independence standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The board of directors of Authentidate has selected EisnerAmper LLP (formerly Eisner LLP) as its independent registered public accounting firm for the current fiscal year. During the 2010 fiscal year, the audit services provided by EisnerAmper LLP consisted of examination of financial statements, services related to filings with the SEC, and consultation in regard to various accounting matters. The following table presents the total fees billed for professional audit and non-audit services rendered by our independent registered public accounting firm for the audit of our annual financial statements for the years ended June 30, 2010 and 2009, and fees billed for other services rendered by our independent registered public accounting firm during those periods.

	Year Ended June 30,
	2010	2009
Audit Fees (1)	$315,000	$330,000

Total	$315,000	$330,000

(1)	Audit services consist of audit work performed on financial statements, reviews of Annual Reports on Form 10-K, reviews of financial statements and related Quarterly Reports on Form 10-Q during the fiscal year, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including consents for registration statement filing, comfort letters and responding to SEC comment letters on annual and quarterly filings. During the fiscal years ended June 30, 2010 and 2009, all reported amounts were for services provided by EisnerAmper LLP. We did not incur fees for audit-related, tax or other service performed by EisnerAmber LLP during the fiscal years ended June 30, 2010 and 2009.

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

Pursuant to Section 10A (i) (2) of the Securities Exchange Act of 1934, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by our independent registered public accounting firm. During the fourth quarter of fiscal 2010, the Audit Committee did not pre-approve the performance of any non-audit services by EisnerAmper LLP.

Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. The Audit Committee has not authorized our independent registered public accounting firm to provide any additional non-audit services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following Financial Statements of AHC are set forth below:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of June 30, 2010 and 2009;

•	Consolidated Statements of Operations for the years ended June 30, 2010, 2009, and 2008;

•	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2010, 2009, and 2008;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2010, 2009, and 2008; and

•	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

There are no schedules required for any of the years in the three year period ended June 30, 2010 pursuant to item 15 (d)

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

Dated: October 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/S/ J. EDWARD SHERIDAN J. Edward Sheridan	Chairman of the Board	October 13, 2010

/S/ O’CONNELL BENJAMIN O’Connell Benjamin	President	October 13, 2010

/S/ J. DAVID LUCE J. David Luce	Director	October 13, 2010

/S/ HARRY J. SILVERMAN Harry J. Silverman	Director	October 13, 2010

/S/ RANJIT C. SINGH Ranjit C. Singh	Director	October 13, 2010

/S/ JOHN J. WATERS John J. Waters	Director	October 13, 2010

/S/ WILLIAM A. MARSHALL William A. Marshall	Chief Financial Officer and Principal Accounting Officer	October 13, 2010

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

Item No.	Description
2.1	Form of Stock Purchase Agreement dated as of March 4, 2002 by and among Authentidate Holding Corp., Authentidate International AG and PFK Acquisition Group I, LLC. (Exhibit 2.1 to Form 8-K dated March 15, 2002).

2.2	Asset Purchase Agreement, dated as of May 31, 2007, by and between Astria Solutions Group, LLC and Authentidate Holding Corp. (Exhibit 2.1 to Form 8-K filed June 11, 2007).

3.1	Certificate of Incorporation of Bitwise Designs, Inc.-Delaware (Exhibit 3.3.1 to Registration Statement on Form S-18, File No. 33-46246-NY).

3.1.1	Certificate of Designation of Series B Preferred Stock (Exhibit 3.2.1 to Form 10-KSB dated October 4, 1999).

3.1.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

3.1.5	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series B Convertible Preferred Stock (Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2002).

3.1.6	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit C to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

3.2	By-Laws, as amended (Exhibit 3.2.1 to Form 10-Q for the quarter ended March 31, 2004).

3.2.1	Amendment to By-laws (filed as Exhibit 3.1 to Current Report on Form 8-K, dated November 15, 2007).

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY).

4.2	Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494).

4.3	Senior Subordinated Secured Note, dated as of May 31, 2007, executed by Astria Solutions Group, LLC (Exhibit 4.1 to Form 8-K filed June 11, 2007).

4.4	Form of Warrant issued to Investors dated December 7, 2009 (filed as Exhibit 4.1 to Current Report on Form 8-K dated December 8, 2009).

4.5	Form of Warrant issued to Placement Agent dated December 7, 2009 (filed as Exhibit 4.2 to Current Report on Form 8-K dated December 8, 2009).

4.6*	Form of Warrant granted pursuant to Standby Commitment dated September 22, 2009.

4.7*	Form of Warrant granted to consultant.

Item No.	Description
10.1**	1992 Non-executive Directors stock option plan (Exhibit 10.11 to Registration Statement on Form S-18, File No. 33-46246-NY).

10.2++	Joint Venture Agreement between the Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.30 to the Company’s Form 10-KSB dated June 30, 2000).

10.3++	Technology License Agreement between the Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.31 to the Company’s Form 10-KSB dated June 30, 2000).

10.4++	Strategic Alliance Agreement between Authentidate Holding Corp., Authentidate, Inc. and United States Postal Service dated as of July 31, 2002. (Exhibit 10.23 to Form 10-K dated September 30, 2002).

10.5++	Agreement among Trac Medical Solutions, Inc., Homecare Association, LLC and bConnected Software, Inc. dated February 12, 2004 (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004).

10.6++	Product Development and License Agreement between Trac Medical Solutions, Inc. and bConnected Software, Inc. dated February 12, 2004 (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004).

10.7**	2000 Employee Stock Option Plan, as amended (filed as Exhibit B to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

10.8**	Form of Stock Option Award Pursuant to 2000 Employee Stock Option Plan, as amended (filed as Exhibit 10.30.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.9**	2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit B to Definitive Proxy Statement dated December 15, 2006, as filed with the Securities and Exchange Commission).

10.10**	Form of Stock Option Award Pursuant to 2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit 10.31.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.11**	Employment Agreement between Jan C. Wendenburg and Authentidate Holding Corp. and Authentidate International A.G. dated June 29, 2007 (filed as Exhibit 10.1 to Current Report on Form 8-K filed July 3, 2007).

10.12	Lease Agreement dated as of July 5, 2005 between Authentidate Holding Corp. and The Connell Company (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 11, 2005).

10.13**	Employment Agreement between William A. Marshall and Authentidate Holding Corp. (filed as Exhibit 10.1 to Current Report on Form 8-K dated February 15, 2006).

10.14*#	License Agreement between Authentidate Holding Corp. and U.S. Postal Service (filed as Exhibit 10.1 to Current Report on Form 8-K dated November 6, 2007).

10.15**	Employment Agreement between O’Connell Benjamin and Authentidate Holding Corp. (filed as Exhibit 10.1 to Current Report on Form 8-K dated May 11, 2009).

10.16	Summary Term Sheet for Standby Commitment dated September 22, 2009 (filed as Exhibit 10.37 to Annual Report on Form 10-K for the year ended June 30, 2009).

10.17	Limited Liability Company Agreement by and between Authentidate Holding Corp. and EncounterCare Solutions, Inc. (filed as Exhibit 10.1 to Current Report on Form 8-K dated November 10, 2009).

10.18	Form of Securities Purchase Agreement December 7, 2009 (filed as Exhibit 10.1 to Current Report on Form 8-K dated December 8, 2009).

Item No.	Description
10.19**	Compensation Modification Agreement with O’Connell Benjamin (filed as Exhibit 10.1 to Current Report on Form 8-K dated February 22, 2010).

10.20**	Compensation Modification Agreement with William Marshall (filed as Exhibit 10.2 to Current Report on Form 8-K dated February 22, 2010).

10.21**	2010 Employee Stock Option Plan (filed as Exhibit A to definitive Proxy Statement dated April 14, 2010).

10.22**	Form of Stock Option Award Pursuant to 2010 Employee Stock Option Plan*.

10.23**	2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit 10.2 to Current Report on Form 8-K dated May 25, 2010).

10.24*	Purchase Agreement between Authentidate Holding Corp. and Star Advisors, LLC dated as of June 30, 2010.

14	Code of Ethics (Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

21*	Subsidiaries of Registrant

23.1*	Consent of EisnerAmper LLP (formerly Eisner LLP)

31.1*	Certification of President

31.2*	Certification of Chief Financial Officer

32*	Section 1350 Certification of President and Chief Financial Officer

Authentidate Holding Corp. and Subsidiaries

Index to Consolidated Financial Statements

June 30, 2010, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Authentidate Holding Corp.

We have audited the accompanying consolidated balance sheets of Authentidate Holding Corp. and subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Authentidate Holding Corp. and subsidiaries as of June 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2010 in conformity with U.S. generally accepted accounting principles.

/s/ EisnerAmper LLP

New York, New York

October 13, 2010

Authentidate Holding Corp. and Subsidiaries

Consolidated Balance Sheet

	June 30,
( in thousands, except per share data )	2010	2009
Assets
Current assets
Cash and cash equivalents	$433	$461
Restricted cash	256	512
Marketable securities	1,079	6,103
Accounts receivable, net	1,138	1,024
Inventory	4,589	288
Prepaid expenses and other current assets	585	589

Total current assets	8,080	8,977
Property and equipment, net	553	549
Note receivable, net of deferred gain of $2,000	—	—
Other assets
Software development costs, net	1,467	2,182
Goodwill	7,341	7,341
Other assets	1,103	1,221
Assets held for sale	2,000	2,000

Total assets	$20,544	$22,270

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$4,457	$1,585
Deferred revenue	942	823
Other current liabilities	127	182

Total current liabilities	5,526	2,590
Long-term deferred revenue	140	140

Total liabilities	5,666	2,730

Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock $.10 par value; 5,000 shares authorized Series B, 28 shares issued and outstanding	3	3
Common stock, $.001 par value; 75,000 shares authorized, 38,436 and 34,286 issued and outstanding on June 30, 2010 and 2009, respectively	38	34
Additional paid-in capital	170,490	166,052
Accumulated deficit	(155,518)	(146,443)
Accumulated other comprehensive loss	(135)	(106)

Total shareholders’ equity	14,878	19,540

Total liabilities and shareholders’ equity	$20,544	$22,270

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statement of Operations

	Year Ended June 30,
(in thousands, except per share data)	2010	2009	2008
Revenues
Software licenses and support	$4,327	$4,086	$3,769
Hosted software services	2,419	2,790	2,298

Total revenues	6,746	6,876	6,067

Operating expenses
Cost of revenues	2,867	2,974	2,244
Selling, general and administrative	9,602	10,637	16,577
Product development	1,864	1,653	2,823
Depreciation and amortization	1,254	1,530	1,638

Total operating expenses	15,587	16,794	23,282

Operating loss	(8,841)	(9,918)	(17,215)
Other income (expense), net	(164)	551	1,404

Net loss	$(9,005)	$(9,367)	$(15,811)

Basic and diluted loss per share	$(0.25)	$(0.27)	$(0.46)

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Comprehensive Income (Loss)
(in thousands)	Number of Shares	$0.10 Par Value	Number of Shares	$0.001 Par Value
Balance, June 30, 2007	28	$3	34,430	$34	164,336	$(121,125)	$(63)	$43,185	$(15,030)

Preferred stock dividends						(70)		(70)
Share-based compensation expense					1,080			1,080
Share-based severance expense					145			145
Warrants issued for services					34			34
Issuance of restricted common stock			107	1	86			87
Currency translation adjustment							41	41	41
Unrealized holding loss—marketable securities							(500)	(500)	(500)
Net loss						(15,811)		(15,811)	(15,811)

Balance, June 30, 2008	28	$3	34,537	$35	$165,681	$(137,006)	$(522)	$28,191	$(16,270)

Preferred stock dividends						(70)		(70)
Share-based compensation expense					410			410
Issuance of restricted common stock			296		108			108
Purchase of common stock			(547)	(1)	(147)			(148)
Currency translation adjustment							(84)	(84)	(84)
Unrealized holding gain—marketable securities							500	500	500
Net loss						(9,367)		(9,367)	(9,367)

Balance, June 30, 2009	28	$3	34,286	$34	$166,052	$(146,443)	$(106)	$19,540	$(8,951)

Preferred stock dividends						(70)		(70)
Share-based compensation expense					311			311
Issuance of common stock			4,099	4	3,535			3,539
Exercise of stock options			8		5			5
Issuance of restricted common stock			43		54			54
Issuance of warrants for commitment					533			533
Currency translation adjustment							(29)	(29)	(29)
Net loss						(9,005)		(9,005)	(9,005)

Balance, June 30, 2010	28	$3	38,436	$38	$170,490	$(155,518)	$(135)	$14,878	$(9,034)

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	Year Ended June 30,
(in thousands)	2010	2009	2008
Cash flows from operating activities
Net loss	$(9,005)	$(9,367)	$(15,811)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,254	1,530	1,638
Share-based severance	—	—	145
Share-based compensation	311	410	1,080
Warrants issued for services	—	—	34
Restricted shares issued for services	54	108	87
Change in fair value of assets held for sale	—	—	116
Amortization of deferred financing cost warrants	533	—	—
Changes in assets and liabilities
Accounts receivable	(114)	263	256
Inventory	(4,301)	(288)	—
Prepaid expenses and other current assets	4	82	(272)
Accounts payable, accrued expenses and other liabilities	2,782	(198)	(2,219)
Deferred revenue	119	(450)	43

Net cash used in operating activities	(8,363)	(7,910)	(14,903)

Cash flows from investing activities
Restricted cash	256	—	9
Purchases of property and equipment and other assets	(332)	(29)	(550)
Other intangible assets acquired	(12)	(16)	(53)
Capitalized software development costs	(81)	(515)	(804)
Purchase of common stock	—	(148)	—
Net sales of marketable securities	5,024	4,722	12,071

Net cash provided by investing activities	4,855	4,014	10,673

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	3,539	—	—
Proceeds from exercise of options	5	—	—
Dividends paid	(35)	(52)	(53)

Net cash provided (used) by financing activities	3,509	(52)	(53)

Effect of exchange rate changes on cash flows	(29)	(84)	41

Net decrease in cash and cash equivalents	(28)	(4,032)	(4,242)
Cash and cash equivalents, beginning of period	461	4,493	8,735

Cash and cash equivalents, end of period	$433	$461	$4,493

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements

June 30, 2010, 2009, and 2008

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

Our ExpressMD™ Solutions joint venture provides in-home patient vital signs monitoring systems and services to improve care for patients with chronic illnesses and reduce the cost of care by delivering results to their healthcare providers via the Internet. ExpressMD™ Solutions, combines EncounterCare’s Electronic House Call™ patient vital signs monitoring appliances with a web-based management and monitoring software module based on Authentidate’s Inscrybe® Healthcare platform. The service enables unattended measurements of patients’ vital signs and related health information and is designed to aid wellness and preventative care, and deliver better care to specific patient segments who require regular monitoring of medical conditions. Authentidate currently operates its business in the United States and Germany with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. In the United States the business is engaged in the development and sale of web-based services largely based on our Inscrybe® platform and related capabilities and telehealth services. In the United States, we offer our patent pending content authentication technology in the form of the United States Postal Service® Electronic Postmark® (EPM). In Germany the business is engaged in the development and sale of software applications that provide electronic signature and time stamping capabilities for a variety of corporate processes including electronic billing and archiving solutions and security technology offerings.

Principles of Consolidation

The financial statements include the accounts of Authentidate Holding Corp. and its subsidiaries and joint venture. Intercompany transactions and balances have been eliminated. Equity investments where we do not exercise significant influence over the investee are accounted for under the cost method.

Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. At June 30, 2010 and 2009 cash equivalents consisted primarily of investments in short term investments such as overnight interest bearing deposits.

Marketable Securities

Our marketable securities as of June 30, 2010 and 2009 consisted primarily of money market investments. We classify our investments as “available for sale” and they have been recorded at cost which approximates fair market value due to their variable interest rates. As a result, we have had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from such investments. All income generated from these investments is recorded as interest income.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2010, 2009, and 2008

Based on our year-end impairment testing for investments we recorded a cumulative gross unrealized holding loss related to certain auction rate security investments of approximately $500,000 in accumulated other comprehensive loss as of June 30, 2008. All of these auction rate securities were redeemed at par during the fiscal year ended June 30, 2009 and we recorded a cumulative gross unrealized holding gain of approximately $500,000 in accumulated other comprehensive loss during the year ended June 30, 2009.

Accounts Receivable

Accounts receivable represent customer obligations due under normal trade terms, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence.

Inventory

Inventory amounts are stated at the lower of cost or market. Cost is determined based on average cost for the related inventory items.

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

Software Development Costs

Software development and modification costs incurred subsequent to establishing technological feasibility are capitalized and amortized based on anticipated revenue for the related product with an annual minimum equal to the straight-line amortization over the remaining economic life of the related product (generally three years). Amortization expense of $800,000, $866,000 and $742,000 for the years ended June 30, 2010, 2009 and 2008, respectively, is included in depreciation and amortization expense.

Goodwill

Goodwill is reviewed for impairment annually or whenever events such as significant changes in the business climate, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. We perform an annual goodwill impairment test at the end of each fiscal year using a discounted cash flow approach.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2010, 2009, and 2008

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Tax benefits from an uncertain tax position are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Accrued interest related to unrecognized benefits is recorded as interest expense and penalties are recorded as income tax expense.

Revenue Recognition

Revenue is derived from transaction fees for web-based hosted software services, software licenses, maintenance arrangements, Electronic Postmark (EPM) sales and post contract customer support services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met: the delivered item has value to the customer on a stand alone basis; there is objective and reliable evidence of the fair value of the undelivered items in the arrangement; if the arrangement includes a general right of return relative to the delivered items; and delivery or performance of the undelivered item is considered probable and substantially in our control. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement. If these criteria are met, we allocate total revenue among the elements based on the sales price of each element when sold separately which is referred to as vendor specific objective evidence or VSOE.

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

Warranty Provisions

We provide a limited warranty on the software, products and services sold. Warranty expense was not significant in any of the periods presented.

Advertising Expenses

We recognize advertising expenses as incurred. Advertising expense was $37,000, $39,000 and $182,000 for the years ended June 30, 2010, 2009 and 2008, respectively.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2010, 2009, and 2008

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

Share-Based Compensation

We apply the appropriate accounting guidance to account for employee and director stock option plans. Share-based employee compensation expense is determined using the Black-Scholes option pricing model which values options based on the stock price at the grant date, the exercise price of the option, the expected life of the option, the estimated volatility, expected dividend payments and the risk-free interest rate over the expected life of the options.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2010, 2009, and 2008

We have no significant off-balance sheet arrangements at June 30, 2010. At June 30, 2010, no customers represented 10% or more of total accounts receivable. At June 30, 2009, two customers represented approximately 24% of total accounts receivable. For the year ended June 30, 2010, one customer accounted for approximately 17% of consolidated revenues. For the year ended June 30, 2009, two customers accounted for approximately 21% of consolidated revenues.

Investment in Health Fusion, Inc.

In fiscal 2005 we invested $750,000 in an unaffiliated third party, Health Fusion, Inc. in connection with a strategic relationship established with this company. We own less than 3% of the outstanding stock of Health Fusion and account for this investment using the cost method. This investment is included in other assets.

Investment in Joint Venture

In June 2008 we formed a joint venture with EncounterCare Solutions, Inc., called ExpressMD™ Solutions to provide in-home patient vital signs monitoring systems and services. ExpressMD Solutions combines EncounterCare’s Electronic House Call™ patient vital signs monitoring appliances with a web-based management and monitoring software module based on Authentidate’s Inscrybe® Healthcare platform. The service enables unattended measurements of patients’ vital signs and related health information and is designed to aid wellness and preventative care, and deliver better care to specific patient segments who require regular monitoring of serious medical conditions. Using ExpressMD Solution’s offerings, healthcare providers can easily view each specific patient’s vital statistics and make adjustments to the patient’s care plan via the Internet. The easy to use patient monitoring solution is intended to provide patients with increased peace of mind and improved condition outcomes through a combination of core plan schedule reminders and comprehensive disease management on their in-home communication unit. The service provides intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Healthcare providers and health insurers are also expected to benefit by having additional tools to improve patient care and reduce overall in-person and emergency room patient visits. In April 2009, the joint venture announced that it had received 510(k) market clearance from the FDA for the monitoring appliance.

The company and EncounterCare Solutions, Inc. each own fifty percent of the joint venture and neither party has any special rights under the joint venture agreement. At June 30, 2010 and 2009, ExpressMD Solutions did not have any assets or liabilities and EncounterCare Solutions, Inc. does not have any recourse to our general credit. ExpressMD Solutions is consolidated in our financial statements because we are currently electing to provide the majority of funding for the joint venture and are deemed to be the primary beneficiary. In connection with the joint venture, we also entered into a limited liability company operating agreement with EncounterCare Solutions, Inc. in November 2009 which governs the management and operations of our joint venture and evidences the grant of licenses by EncounterCare Solutions, Inc. to the joint venture. For the years ended June 30, 2010, 2009 and 2008 we made advances of approximately $498,000, $392,000 and $143,000, respectively, to the joint venture to cover development and operating expenses. To date, the company’s total advances to the joint venture of approximately $1,033,000 have been in excess of the amounts required under the joint venture operating agreement entered into by the company. Although we expect to recover these advances as the joint venture generates revenues, there can be no assurance that such amounts will be recovered. Therefore, these amounts have been expensed as incurred and charged to selling, general and administrative expenses. In addition, we may decide to advance additional amounts to further joint venture activities. Additionally, the company has also acquired inventory with a carrying volume of approximately $4.6 million at June 30, 2010 which relates to the joint venture.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2010, 2009, and 2008

Reclassification

Certain amounts for the year ended June 30, 2009 have been reclassified to conform to the presentation of such amounts for the year ended June 30, 2010.

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

2. Share-Based Compensation

The accounting guidance requires all share-based payments, including grants of stock options, to be recognized in the income statement as a compensation expense, based on their fair values. Accordingly, the estimated fair value

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2010, 2009, and 2008

of options granted under the company’s Employee Stock Option Plan and Non-Executive Director Stock Option Plan are recognized as compensation expense over the option-vesting period. The company used the modified prospective method when adopting the accounting guidance whereby compensation expense is recognized beginning with the effective date of adoption for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption that were unvested on the date of adoption.

Effective January 17, 2007, the Board of Directors amended the terms of existing stock options previously granted to the company’s current employees whereby such options expire ten years from the original grant date. The incremental share-based compensation expense related to this change was amortized as the related options vested and was fully amortized as of June 30, 2010.

2010 Employee Stock Option Plan

In May 2010, the shareholders approved the 2010 Employee Stock Option Plan (the “2010 Plan”) which provides for the grant of options to purchase up to 10,000,000 shares of the company’s common stock. The 2010 Plan expires in 2020 and replaced the 2000 Employees Stock Option Plan (the “2010 Plan”) effective May 19, 2010. Under the terms of the 2010 Plan, options granted thereunder may be designated as incentive stock options or non-qualified options.

The 2010 Plan is administered by a Compensation Committee designated by the board of directors. The Compensation Committee is comprised entirely of outside directors. The board or the committee, as the case may be, has the discretion to determine eligible employees and the times and the prices at which options will be granted, whether such options shall be ISOs or non-qualified options, the period during which each option will be exercisable and the number of shares subject to each option. Vesting generally occurs one-third per year over three years and options generally have a life of ten years. The board or the committee has full authority to interpret the 2010 Plan and to establish and amend rules and regulations relating thereto. Under the 2010 Plan, the exercise price of an option designated as an ISO may not be less than the fair market value of the company’s common stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent shareholder, the exercise price shall be at least 110% of such fair market value. The aggregate fair market value on the grant date of shares subject to options which are designated as ISOs which become exercisable in any calendar year, shall not exceed $100,000 per optionee.

The board or the committee may in its sole discretion grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option. As of June 30, 2010, 2009 and 2008, no loans had been granted or guaranteed. Loans may not be granted or guaranteed for executive officers.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2010, 2009, and 2008

As of June 30, 2010, no options had been granted under the 2010 Plan. Stock option activity under the 2000 Plan is as follows (in thousands, except per share and average life data):

Employees Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2007	4,330	$4.64
Granted	889	1.23
Expired/forfeited	(1,412)	1.17

Outstanding, June 30, 2008	3,807	3.87
Granted	504	0.44
Expired/forfeited	(663)	3.33

Outstanding, June 30, 2009	3,648	3.49
Granted	1,535	1.44
Exercised	(8)	0.61
Expired/forfeited	(1,394)	2.32

Outstanding, June 30, 2010	3,781	$3.10	6.49	$34

Exercisable at June 30, 2010	2,434	$4.03	4.98	$12

Expected to vest at June 30, 2010	1,068	$1.41	9.22	$9

2001 Non-Executive Director Stock Option Plan

In January 2002, our shareholders approved the 2001 Non-Executive Director Stock Option Plan to replace the 1992 Non-Executive Director Stock Plan (the “2001 Director Plan”). Under the 2001 Director Plan, as amended, options may be granted until December 2011 to (i) non-executive directors as defined and (ii) members of any advisory board established by the company who are not full-time employees of the company or any of its subsidiaries. The 2001 Director Plan, as amended, provides that each non-executive director will automatically be granted an option to purchase 40,000 shares upon joining the board of directors and 10,000 shares on each September 1st thereafter, prorated based upon the amount of time such person served as a director during the period beginning twelve months prior to September 1st . Additionally, non-executive directors, upon joining the board and for a period of one year thereafter, will be entitled to purchase restricted stock from the company at a price equal to 80% of the closing price on the date of purchase up to an aggregate purchase price of $100,000. Each eligible director of an advisory board will receive, upon joining the advisory board, and on each September 1st thereafter, an option to purchase 5,000 shares of the company’s common stock, provided such person has served as a director of the advisory board for the previous 12-month period.

On January 17, 2007, the shareholders approved several amendments to the 2001 Non-Executive Director Stock Option Plan whereby non-executive director stock options expire ten years from the original date of grant, non-executive directors will have up to two years to exercise their options after leaving the board and may elect to receive up to 50% of their cash director compensation in restricted common stock of the company issued at fair value in accordance with the terms of the Plan. On May 20, 2009 the shareholders approved an amendment to increase this percentage to 100%. For the year ended June 30, 2010, the company issued 36,411 shares of restricted common stock valued at approximately $43,600 to certain non-executive directors in connection with this program.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2010, 2009, and 2008

The exercise price for options granted under the 2001 Director Plan is 100% of the fair market value of the common stock on the date of grant. The exercise price of options granted under the 2001 Director Plan must be paid at the time of exercise in cash. Options are non-qualified options, vest upon grant and generally have a life of ten years unless terminated sooner, as provided in the 2001 Director Plan. The 2001 Director Plan is administered by a committee of the board of directors composed of not fewer than three persons who are officers of the company. The committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the committee will make all determinations of the interpretation of the 2001 Director Plan.

In fiscal 2011, the company granted 50,000 options under the 2001 Director Plan at an exercise price of $0.63 per share. In August 2010, the company also issued 14,881 shares of restricted common stock valued at approximately $9,380 to certain non-executive directors under the program discussed above.

A schedule of director stock option activity is as follows (in thousands, except per share and average life data):

Non-Executive Director Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2007	340	$4.47
Options granted equal to market price	70	1.32

Outstanding, June 30, 2008	410	3.93
Options granted equal to market price	60	0.58

Outstanding, June 30, 2009	470	3.50
Options granted equal to market price	90	1.25
Options expired	(67)	3.72

Outstanding, June 30, 2010	493	$3.06	4.76	$3

Share-based compensation expense by category is as follows (in thousands):

	Year Ended June 30,
	2010	2009	2008
SG&A	$277	$372	$940
Product development	24	33	134
Cost of revenues	10	5	6

Share-based compensation expense	$311	$410	$1,080

The accounting guidance requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The company did not realize any tax benefits from the exercise of stock options during the years ended June 30, 2010, 2009 and 2008.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2010, 2009, and 2008

We computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. We based our estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on our historical stock volatility. The assumptions used in our Black-Scholes calculations for fiscal 2010, 2009 and 2008 are as follows:

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

As of June 30, 2010, there was approximately $754,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. Approximately $223,000 of this expense is expected to be recognized over a weighted-average period of 22 months. The remaining expense will be recognized if certain vesting conditions are met during the next 15 months.

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

The total intrinsic value of options exercised was approximately $3,600 for fiscal year 2010 and $0 for each of the fiscal years ended June 30, 2009 and 2008, respectively. The weighted average grant date fair value of options granted during the fiscal years ended June 30, 2010, 2009 and 2008 was approximately $0.76, $0.24 and $0.68. The values were calculated using the Black-Scholes model.

The total fair value of shares vested was $225,000, $401,000 and $657,000 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2010, 2009, and 2008

3. Loss per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Year Ended June 30,
	2010	2009	2008
Net loss	$(9,005)	$(9,367)	$(15,811)
Preferred stock dividends	(70)	(70)	(70)

Net loss applicable to common shareholders	$(9,075)	$(9,437)	$(15,881)

Weighted average shares	36,493	34,538	34,485

Basic and diluted loss per common share	$(0.25)	$(0.27)	$(0.46)

All common stock equivalents were excluded from the loss per share calculation for all periods presented because the impact is antidilutive. At June 30, 2010 options (4,274,000), warrants (720,000), performance based consultant options (375,000), and convertible preferred stock (28,000 preferred shares convertible into 500,000 common shares) were outstanding. At June 30, 2009, options (4,118,000), warrants (150,000), performance based consultant options (375,000) and convertible preferred stock (28,000 preferred shares convertible into 500,000 common shares were outstanding. At June 30, 2008, options (4,217,000), warrants (400,000), performance based consultant options (375,000) and convertible preferred stock (28,000 preferred shares convertible into 500,000 common shares) were outstanding.

4. Note Receivable and Assets Held for Sale

In June 2007, the company completed the sale of its Document Management Solutions and Systems Integration businesses, to Astria Solutions Group, LLC (“Astria”). Under the terms of the definitive Asset Purchase Agreement, Astria issued to the company a $2,000,000 seven-year note bearing an interest rate of 8.5% (“Note”). The reported gain on this transaction did not include any value for the Note. The Note is secured by the assets of the acquired businesses sold by the company to Astria and is subordinated to the interests of the senior creditor and mezzanine lender to Astria as set forth in an intercreditor and subordination agreement among the company, Astria, and the senior creditor and mezzanine lender. The Note provided for monthly interest payments through May 2010, principal (based on a 15-year amortization) and interest payments thereafter through April 2014 and a final payment of the balance in May 2014. Based on the subordination, the extended collection period and other factors, the company had no reasonable basis for estimating the degree of collectibility of the Note. Accordingly, the company used the guidance under Staff Accounting Bulletin No. 103—Topic 5U “Gain Recognition on Sale of a Business or Operating Assets to a Highly Leveraged Entity” for the Note and will recognize additional gain, if any, on the sale of the businesses as management determines that the debtor’s cash flows from operations are sufficient to repay the debt.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2010, 2009, and 2008

On July 14, 2010, the company completed the sale of certain non-core assets, including the company’s land and building in Schenectady, New York to Star Advisors, LLC (“Star”), acting on behalf of Astria, for a total purchase price of approximately $2.4 million. Under the purchase agreement, the company also disposed of the $2.0 million Note; and the balance of deferred receivables related to the businesses sold to Astria. As discussed above, the land and building is classified in the company’s financial statements as assets held for sale and the Note and deferred receivables are fully reserved and have net carrying values of zero. Net proceeds from the sale were approximately $2.35 million, after the payment of expenses and brokerage commissions related to the transaction. The company will record a gain on the sale of such assets of approximately $350,000 in the first quarter of fiscal 2011.

5. Inventory

In connection with our manufacturing and sales plans for the ExpressMD telehealth service, the company has purchased certain components and contract manufacturing services for the production of the monitoring appliance. Inventory consists of the following (in thousands):

	June 30,
	2010	2009
Purchased components	$4,017	$288
Finished goods	572	—

Total inventory	$4,589	$288

6. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,		Estimated Useful Life In Years
	2010	2009
Machinery and equipment	$3,969	$3,586	3-6
Furniture and fixtures	278	329	5-7
Leasehold improvements	240	240	5

	4,487	4,155
Less: Accumulated depreciation and amortization	(3,934)	(3,606)

	$553	$549

Depreciation expense on property and equipment for the years ended June 30, 2010, 2009 and 2008 was approximately $328,000, $489,000 and $617,000, respectively.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30,
	2010	2009
Accounts payable and accrued expenses	$4,337	$1,585
Accrued severance	120	—

	$4,457	$1,585

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2010, 2009, and 2008

The increase in accounts payable and accrued expenses as of June 30, 2010 is due primarily to purchases of component inventory discussed in Note 5 of Notes to Consolidated Financial Statements.

8. Income Taxes

At June 30, 2010, the company had federal net operating loss carryforwards for tax purposes of approximately $126,000,000, of which $5,300,000 are SRLY and can only be used by the entity that generated these losses in the separate return years. These losses expire in various years between fiscal 2011 and fiscal 2030. At June 30, 2010, the company had a foreign loss carry forward of approximately $8,500,000 which does not expire and can be carried forward indefinitely.

Pre-tax book income (loss) from foreign sources totaled approximately $70,000, $(527,000) and $(1,350,000) for the years ended June 30, 2010, 2009 and 2008, respectively.

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% as follows (in thousands):

	Year Ended June 30,
	2010	2009	2008
Computed expected tax benefit	$(3,062)	$(3,185)	$(5,376)
Benefit attributable to net operating loss carryforward and other deductible temporary differences not recognized	3,062	3,185	5,376

Income tax expense	$—	$—	$—

The components of deferred tax assets and liabilities consist of the following (in thousands):

	June 30,
	2010	2009
Deferred tax asset:
Intangible assets	$535	$774
Deferred compensation	1,093	1,381
Deferred gain on sale of business	820	820
Accrued expenses and other	315	345
Net operating loss and tax credit carryforwards	54,726	51,440

Total gross deferred tax assets	57,489	54,760
Less: Valuation allowance	(57,489)	(54,760)

Net deferred tax assets	$—	$—

The company has recorded a full valuation allowance of an amount equal to its deferred tax assets less deferred tax liabilities since it believes it is more likely than not that such deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended June 30, 2010, 2009 and 2008 was an increase of approximately $2,729,000, $2,959,000 and $4,236,000 respectively. As of June 30, 2010, the company has not recorded any unrecognized tax benefits, which remains unchanged from previous years. The company’s tax years June 2007 through June 2009 remain open to examination for most U.S. taxing authorizes.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2010, 2009, and 2008

9. Lease Commitments

The company is obligated under operating leases for facilities, vehicles and equipment expiring at various dates through the year 2016. Future minimum payments are as follows (in thousands):

		Operating Leases
Year Ending June 30:	2011	$771
	2012	765
	2013	764
	2014	512
	2015	512
	Thereafter	811

		$4,135

Rental expense was approximately $774,000, $775,000 and $747,000 for the years ended June 30, 2010, 2009 and 2008, respectively.

At June 30, 2010 and 2009, restricted cash was being held as collateral for a letter of credit securing certain lease payments.

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

The company currently has 28,000 shares of Series B convertible preferred stock outstanding. The Series B preferred stock is convertible into 500,000 shares of common stock and is described more fully in Note 18 of Notes to Consolidated Financial Statements.

11. Common Stock Warrants

During fiscal 2003 and 2004, the company issued warrants to purchase approximately 182,000 shares of the company’s common stock at prices ranging from $3.00 to $3.26 per share. These warrants were issued in connection with certain private equity offerings and expired in fiscal 2008.

During fiscal 2004 and 2005, the company issued warrants to purchase approximately 320,000 shares of the company’s common stock to various consultants as compensation for services provided which expire at various times through October 2008. These warrants were fully vested and had exercise prices between $3.00 and $20.00. The fair value of all of these warrants, as determined under the Black Scholes Model, was charged to operations in fiscal 2004 and fiscal 2005. These warrants expired in fiscal 2009.

During fiscal 2008 the company issued warrants to purchase 150,000 shares of the company’s common stock to a consultant as compensation for services which expire April 15, 2012. These warrants are fully vested

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2010, 2009, and 2008

and have an exercise price of $0.39 per share. The fair value of these warrants, as determined under the Black Scholes Model, was charged to operations in fiscal 2008.

As discussed more fully in Notes 18 and 19 of Notes to Consolidated Financial Statements, during fiscal 2010 the company issued warrants to purchase 170,000 shares of the company’s common stock to the placement agent for the registered direct offering completed by the company in fiscal 2010 and 400,000 warrants to an accredited investor in connection with a standby commitment for financing. These warrants are fully vested and have an exercise prices of $1.25 and $1.20 per share, respectively. The fair value of these warrants, as determined under the Black Scholes Model, was charged to operations in fiscal 2010.

All of the outstanding warrants are exercisable. A schedule of common stock warrant activity is as follows (in thousands, except per share and average life data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2007	714	$7.77
Warrants issued	150	0.39
Warrants expired	(464)	2.91

Outstanding, June 30, 2008	400	10.65
Warrants expired	(250)	16.80

Outstanding, June 30, 2009	150	0.39
Warrants issued	3,970	1.03
Warrants exercised	(699)	1.00
Warrants expired	(2,701)	1.00

Outstanding, June 30, 2010	720	$1.04	3.79	$36

In August 2010, the company issued warrants to purchase 100,000 shares of the company’s common stock to a consultant for services which expire in July 2015. These warrants have an exercise price of $0.70 per share and vest in equal monthly installments over the initial twelve month service period ending July 31, 2011. The fair value of these warrants, as determined under the Black Scholes Model, will be charged to operations as the warrants vest.

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

June 30, 2010, 2009, and 2008

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

We have entered into employment agreements with our President, Chief Financial Officer and the Chief Executive Officer of our German subsidiary that specify the executive’s current compensation, benefits and perquisites, the executive’s entitlements upon termination of employment, and other employment rights and responsibilities.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2010, 2009, and 2008

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2010, we are not aware of any obligations under such indemnification agreements that would require material payments.

13. Supplemental Cash Flow Information

We did not pay any income taxes or interest during the fiscal years ended June 30, 2010, 2009 or 2008. As of June 30, 2008 we recorded a cumulative gross unrealized holding loss of $500,000 related to certain marketable securities in accumulated other comprehensive loss. During fiscal 2009 we recorded a cumulative gross unrealized holding gain of $500,000 as we recovered the par value of such securities.

14. Employee Benefit Plan

The company maintains a qualified defined contribution 401(k) profit sharing plan for all eligible employees and may make discretionary contributions in percentages of compensation, or amounts as determined by our board of directors. The company did not make any contributions to the plan for the years ended June 30, 2010, 2009 and 2008.

15. Goodwill and Other Intangible Assets

The company performs an annual impairment analysis of goodwill at the end of the fiscal year. Any adverse development or change in its business during the year would require an interim assessment. For the year ended June 30, 2010 there were no adverse developments or changes that required such an assessment. Based on the results of our year end impairment testing, we determined the carrying amount of goodwill was not impaired. Goodwill of $7,291,000 relates to our business in Germany.

Other intangible assets consist of the following (in thousands) and are included in other assets:

	June 30, 2010			June 30, 2009			Useful Life In Years
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$342	$176	$166	$342	$157	$185	17
Trademarks	146	60	86	146	52	94	20
Acquired technologies	72	72	—	72	72	—	2
Licenses	1,275	1,165	110	1,263	1,066	197	3

Total	$1,835	$1,473	$362	$1,823	$1,347	$476

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2010, 2009, and 2008

The company amortizes other intangible assets using the straight line method. Amortization expense was approximately $126,000, $175,000 and $273,000 for the years ended June 30, 2010, 2009 and 2008, respectively. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

2011	$105
2012	61
2013	27
2014	27
2015	26
Thereafter	116

$362

16. Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents, marketable securities, accounts receivable, other currents assets, accounts payable and accrued expenses and other current liabilities. The carrying amount of these assets and liabilities approximates fair value because of the short maturity of these instruments. For additional information regarding marketable securities see Note 1 of Notes to Consolidated Financial Statements.

17. Segment Information

The accounting guidance regarding, Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed about operating segments of an enterprise. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2010, 2009, and 2008

Revenues from external customers include revenues from the German operations of approximately $4,327,000, $4,086,000 and $3,769,000 for years ended June 30, 2010, 2009 and 2008, respectively. This operation had assets of approximately $735,000, $948,000 and $1,299,000 at June 30, 2010, 2009 and 2008, respectively.

18. Equity Offerings

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2010, 2009, and 2008

As of June 30, 2010, 22,000 Series B preferred shares have been converted leaving 28,000 shares outstanding. Commencing October 2004, the Series B preferred stock is redeemable at the option of the company without regard to the closing price of the company’s common stock. During the fiscal years ended June 30, 2010 and 2009, no Series B preferred stock was redeemed.

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

19. Related Party Transactions

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2010, 2009, and 2008

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

On August 6, 2009, the board of directors agreed to award options to purchase 500,000 shares of common stock to Mr. J. David Luce, a member of the board of directors as a fee for services rendered in connection with our ExpressMD™ Solutions joint venture (the “Joint Venture”). The options were awarded under our 2000 Plan and are exercisable for a period of ten years at a per share exercise price of $2.00, subject to vesting conditions. The options will vest solely in the event that the Joint Venture (or a successor) achieves revenues in the aggregate amount of at least $5,000,000 prior to the second anniversary of the option grant date (the “Target Date”). In the event such metric is achieved, 250,000 options will vest. The remaining options will vest only if the Joint Venture (or a successor) achieves revenues in the aggregate amount of $10,000,000 prior to the Target Date. Due to this arrangement, the company’s board of directors determined that Mr. Luce no longer satisfies the criteria for independence under the applicable rules of the Nasdaq Stock Market and accordingly, Mr. Luce resigned from his membership on the company’s Management Resources and Compensation Committee and Nominating and Corporate Governance Committee immediately prior to the board of directors’ consideration of this matter. Mr. Luce, however, continues to serve as a member of the company’s board of directors.

On September 23, 2009, the company entered into a binding Standby Commitment (the “Commitment”) with an accredited investor (the “Investor”) pursuant to which the Investor agreed to purchase senior secured convertible debentures in an aggregate principal amount of up to $3,000,000 during the 12-month commitment term. The Commitment provided that if the company closed a financing with a third party or sold certain of its assets then the company would redeem any outstanding convertible debentures and the Commitment amount would be reduced to the extent of the remaining net proceeds from such transactions. As discussed more fully in Note 18 of Notes to Consolidated Financial Statements, the company completed a registered direct offering of common stock and warrants in December 2009. The net proceeds from the offering of approximately $2.9 million and the subsequent exercise of certain warrants in January 2010 exceeded the Commitment amount whereby such Commitment was reduced to zero. The company did not issue any convertible debentures pursuant to the Commitment. In connection with the Commitment, the company granted 400,000 warrants to the Investor in consideration of the Commitment to provide the financing. The warrants will be exercisable for five years at an exercise price of $1.20 per share. The Investor is an entity affiliated with Mr. Douglas Luce, who is a brother of Mr. J. David Luce, a member of the company’s board of directors. The warrants will be restricted securities issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. In connection with issuance of the 400,000 warrants related to the Commitment, the company recorded non-cash deferred financing costs and additional paid-in capital of approximately $533,000. These warrants were valued using the Black-Scholes option pricing model. Since the Commitment amount had been reduced to zero, the deferred financing costs were fully amortized as other expense during the quarter ended December 31, 2009.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2010, 2009, and 2008

20. Other Income (Expense), Net

Other income (expense) consists of the following (in thousands):

	June 30,
	2010	2009	2008
Interest income	$177	$364	$1,333
Rental income	187	187	187
Deferred financing costs	(533)	—	—
Miscellaneous income (expense)	5	—	(116)

Total other income (expense)	$(164)	$551	$1,404

As discussed more fully in Note 19 of Notes to Consolidated Financial Statements, deferred financing costs relate to the expiration of a standby commitment for financing.

21. Fair Value Measurements

The company measures fair value for financial assets and liabilities in accordance with the provisions of the accounting guidance regarding fair value measurements. The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices for identical assets or liabilities that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The company’s assets subject to fair value measurements as of June 30, 2010 are as follows (in thousands):

	Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Current marketable securities - available for sale	$1,079	$1,079	$—	$—
Assets held for sale	2,000	—	—	2,000

Total	$3,079	$1,079	$—	$2,000

At June 30, 2010 and 2009, the company has approximately $2.0 million of assets held for sale that are valued on a non-recurring basis using level 3 inputs. For the year ended June 30, 2010, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2010, 2009, and 2008

22. Merger

During fiscal 2009 we entered into a definitive merger agreement to acquire all of the membership interests of Parascript LLC and certain of its subsidiaries. The agreement also provided that either party could terminate the agreement if the proposed transaction was not consummated by December 31, 2008. On January 21, 2009 the company received a notice of termination from Parascript. In connection with the termination of the merger agreement the company wrote-off deferred deal expenses of approximately $907,000 during the quarter ended December 31, 2008. These expenses are included in the selling, general and administration expenses.

23. Accounting Standards Adopted in Fiscal 2010

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2010, 2009, and 2008

shareholders is considered a share issuance that is reflected in earnings per share prospectively versus a stock dividend. ASU 2010-01 codifies the consensus reached in EITF Issue No. 09-E, “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.”

•

ASU 2010-02, “Consolidation (Topic 810)—Accounting and Reporting for Decreases in Ownership of a Subsidiary—A Scope Clarification” which clarifies circumstances where the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance applies and does not apply. The ASU also expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets.

•

ASU 2010-04, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs”, and ASU 2010-05, “Compensation—Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation.” ASU 2010-04 and ASU 2010-05 contain revisions and technical corrections to various “S” Sections in the Codification which represent authorative guidance for SEC registrants. ASU 2010-05 updates paragraph 718-10-S99-2 of Codification Topic 718, Compensation—Stock Compensation, to reflect an SEC Staff Announcement on overcoming the presumption that escrowed share arrangements represent compensation for certain shareholders which codifies the SEC staff view documented in EITF Topic D-110, “Escrowed Share Arrangements and the Presumption of Compensation.”

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

•	ASU 2010-08 “Technical Corrections to Various Topics” which amends the Codification to reflect the FASB’s original intent in a number of areas.

•

ASU 2010-09 “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.

The adoption of ASU’s described above had no impact on the company’s results of operations or financial position.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financials Statements—(Continued)

June 30, 2010, 2009, and 2008

24. Quarterly Financial Data (Unaudited)

	(in thousands)
Fiscal Year Ended June 30,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Revenues	$2,022	$1,528	$1,485	$1,711
Operating expenses	4,229	3,899	3,849	3,610
Net loss	(2,113)	(2,819)	(2,268)	(1,805)
Loss per share	$(0.06)	$(0.08)	$(0.06)	$(0.05)

2009
Revenues	$1,690	$1,604	$2,015	$1,567
Operating expenses	4,338	4,294	4,223	3,939
Net loss	(2,446)	(2,554)	(2,095)	(2,272)
Loss per share	$(0.07)	$(0.07)	$(0.06)	$(0.07)

2008
Revenues	$1,048	$1,661	$1,683	$1,675
Operating expenses	6,162	7,567	5,151	4,402
Net loss	(4,583)	(5,476)	(3,119)	(2,633)
Loss per share	$(0.13)	$(0.16)	$(0.09)	$(0.08)

25. Subsequent Events—Private Placement

On October 12, 2010, Authentidate Holding Corp. (the “company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with selected institutional and accredited investors (the “Investors”) to sell and issue $5.0 million of units of its securities in a private placement under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder (the “Private Placement”). In the aggregate, the company agreed to sell 1,250,000 units of securities, at a price of $4.00 per unit, with the units consisting of a total of 7,500,000 shares of common stock, 1,250,000 shares of Series C 15% Convertible Redeemable Preferred Stock (the “Preferred Stock”), and warrants to purchase an additional 6,250,000 shares of common stock (the “Warrants”). Each individual unit consists of six shares of common stock, one share of preferred stock and five warrants. The transaction closed on October 13, 2010. The company received net proceeds at the closing of the Private Placement of approximately $4.5 million after the deduction of offering expenses.

The company will issue at closing a total of 1,250,000 shares of Preferred Stock. Each share of Preferred Stock will be issued at a stated value of $1.60 per share, and, subject to the rights of the company’s senior securities, have the following rights: (i) to receive dividends which accrue at the rate of 15% per annum payable in shares of Common Stock upon conversion or in cash upon redemption; (ii) to convert into shares of Common Stock determined by dividing the stated value, plus accrued and unpaid dividends, by the Conversion Price, which is initially$0.40; (iii) to receive a liquidation preference equal to the sum of the stated value of each share of Preferred Stock, plus any accrued but unpaid dividends; and (iv) unless converted, to be redeemed by the company 18 months from the date of issuance at a redemption price equal to the 102.5% of the stated value of the Preferred Stock, plus any accrued but unpaid dividends. Conversion of the shares of Preferred Stock is subject to the approval of the company’s stockholders in accordance with the Listing Rules of the Nasdaq Stock Market. If the company’s shareholders approve the conversion, the aggregate stated value of the shares of Preferred Stock will automatically convert into 5,000,000 shares of Common Stock.

Commencing on the six month anniversary of the closing, the Warrants will be exercisable for shares of the Company’s common stock at an exercise price of $0.70 per share for a period of 54 months and will be exercisable for cash or by net exercise in the event that there is no effective registration statement covering the resale of the shares of common stock underlying the Warrants. No Investor is permitted to exercise a Warrant, or part thereof, if, upon such exercise, the number of shares of Common Stock beneficially owned by the Investor would exceed 19.99% of the number of shares of Common Stock then issued and outstanding, unless the company’s stockholders have approved such issuance.

In connection with the Purchase Agreement, the company entered into a Registration Rights Agreement with the Investors. Pursuant to the Registration Rights Agreement, the company agreed to file a registration statement with the Securities and Exchange Commission (the “Commission”) within 45 days from closing to register the resale of the shares of Common Stock to be issued at closing and the shares of common stock underlying the Preferred Stock and the Warrants (collectively the “Registrable Securities”). The company also agreed to use its best efforts to have the registration statement declared effective as promptly as possible after the filing thereof, but in any event within 90 days from the filing date.

In the event (i) the registration statement has not been filed by the agreed upon filing date, (ii) an acceleration request has not been filed within five trading days of the date which the company is notified that the registration statement will not be reviewed by the Commission staff or is not subject to further review and comment by the Commission staff, (iii) the registration statement has not been declared effective by required effectiveness date, or (iv) it ceases to remain continuously effective as required by the Registration Rights Agreement (each such event, a “Registration Default”), then the company has agreed to pay each Investor as liquidated damages an amount equal to 1.0% of the purchase price paid by each such Investor with respect to any Registrable Securities then held and not registered pursuant to an effective registration statement, per 30-day period or portion thereof during which the Registration Default remains uncured thereafter, subject to a limitation of 6% per Registration Default. In addition, the company agreed to keep the Registration Statement continuously effective until the earlier to occur of (i) the date after which all of the Registrable Shares registered thereunder shall have been sold and (ii) the date on which 100% of the Registrable Securities covered by such Registration Statement may be sold without volume restrictions pursuant to Rule 144 under the Securities Act of 1933, as amended.

The company has granted the Investors customary indemnification rights in connection with the registration statement. The Investors have also granted the company customary indemnification rights in connection with the registration statement.