Form 10-Q
period 2010-09-30
AUTHENTIDATE HOLDING CORP
filed 2010-11-12
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 4, 2010
Common Stock, $0.001 par value per share	45,986,405 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)	September 30, 2010 (Unaudited)	June 30, 2010
Assets
Current assets
Cash and cash equivalents	$707	$433
Restricted cash	256	256
Marketable securities	979	1,079
Accounts receivable, net	1,080	1,138
Inventory	4,760	4,589
Prepaid expenses and other current assets	622	585

Total current assets	8,404	8,080
Property and equipment, net	492	553
Other assets
Software development costs, net	1,275	1,467
Goodwill	7,341	7,341
Other assets	1,079	1,103
Assets held for sale	—	2,000

Total assets	$18,591	$20,544

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$4,043	$4,457
Deferred revenue	947	942
Other current liabilities	135	127

Total current liabilities	5,125	5,526
Long-term deferred revenue	140	140

Total liabilities	5,265	5,666

Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred stock $.10 par value; 5,000 shares authorized Series B, 28 shares issued and outstanding	3	3
Common stock, $.001 par value; 75,000 shares authorized, 38,451 and 38,436 issued and outstanding on September 30, 2010 and June 30, 2010, respectively	38	38
Additional paid-in capital	170,542	170,490
Accumulated deficit	(157,133)	(155,518)
Accumulated other comprehensive loss	(124)	(135)

Total shareholders’ equity	13,326	14,878

Total liabilities and shareholders’ equity	$18,591	$20,544

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
(in thousands, except per share data)	2010	2009
Revenues
Software licenses and support	$682	$1,496
Hosted software services	680	526

Total revenues	1,362	2,022

Operating expenses
Cost of revenues	592	870
Selling, general and administrative	2,033	2,578
Product development	410	507
Depreciation and amortization	290	274

Total operating expenses	3,325	4,229

Operating loss	(1,963)	(2,207)
Other income, net	366	94

Net loss	$(1,597)	$(2,113)

Basic and diluted loss per share	$(0.04)	$(0.06)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
(in thousands)	2010	2009
Cash flows from operating activities
Net loss	$(1,597)	$(2,113)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	290	274
Share-based compensation	33	62
Warrants issued for services	10	—
Restricted shares issued for services	9	18
Net gain on sale of non-core assets	(351)	—
Changes in assets and liabilities
Accounts receivable	58	(485)
Inventory	(171)	(153)
Prepaid expenses and other current assets	(37)	(585)
Accounts payable, accrued expenses and other liabilities	(388)	375
Deferred revenue	5	63

Net cash used in operating activities	(2,139)	(2,544)

Cash flows from investing activities
Restricted cash	—	(220)
Purchases of property and equipment and other assets	(8)	—
Other intangible assets acquired	(4)	(2)
Capitalized software development costs	(1)	(39)
Net proceeds from sale of non-core assets	2,351	—
Net sales of marketable securities	100	3,111

Net cash provided by investing activities	2,438	2,850

Cash flows from financing activities
Dividends paid	(36)	—

Net cash used in financing activities	(36)	—

Effect of exchange rate changes on cash flows	11	(2)

Net increase in cash and cash equivalents	274	304
Cash and cash equivalents, beginning of period	433	461

Cash and cash equivalents, end of period	$707	$765

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries and joint venture (collectively, the “company”). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the company’s Form 10-K for the fiscal year ended June 30, 2010 and the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2. Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2010	2009
Net loss	$(1,597)	$(2,113)
Preferred stock dividends	(18)	(18)

Net loss applicable to common shareholders	$(1,615)	$(2,131)

Weighted average shares	38,441	34,292

Basic and diluted loss per common share	$(0.04)	$(0.06)

All potential common shares were excluded from the calculation of net loss per share for the periods presented because their impact is antidilutive. At September 30, 2010, employee and non-executive director options (3,994,000), warrants (820,000), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding. At September 30, 2009, employee and non-executive director options (4,358,000), warrants (550,000), performance based consultant options (375,000) and convertible preferred stock (500,000) were outstanding.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

3. Share-Based Compensation

Share-based compensation by category is as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
SG&A	$26	$43
Product development	5	14
Cost of revenues	2	5

Share-based compensation expense	$33	$62

The company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The company based its estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on the company’s historical stock volatility. The assumptions used in the company’s Black-Scholes calculations for fiscal 2011 and 2010 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Expected Option Life (Months)
Fiscal year 2011	1.8%	0%	107%	48
Fiscal year 2010	2.5%	0%	103%	48

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

Stock option activity under the Employees and Non-Executive Directors Stock Option Plans (the “Plans”) for the period ended September 30, 2010 is as follows (in thousands, except per share and average life data):

Employees Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2010	3,781	$3.10	6.49
Granted	20	0.67
Expired/forfeited	(350)	3.92

Outstanding, September 30, 2010	3,451	$3.00	6.40	$34

Exercisable at September 30, 2010	2,183	$3.92	4.87	$22

Expected to vest at September 30, 2010	996	$1.42	9.03	$9

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Non-Executive Director Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2010	493	$3.06	4.76
Granted	50	0.63

Outstanding, September 30, 2010	543	$2.84	5.02	$3

Non-executive director options are granted at market price and vest on the grant date.

As of September 30, 2010, there was approximately $680,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. Approximately $198,000 of this expense is expected to be recognized over a weighted-average period of 18 months. The remaining expense will be recognized if certain vesting conditions are met during the next 12 months.

There were no options exercised for the three month periods ended September 30, 2010 and 2009, respectively. The weighted average grant date fair value of options granted during the three month periods ended September 30, 2010 and 2009 was approximately $0.47 and $0.62, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of options vested was $55,000 and $92,000 for the three month periods ended September 30, 2010 and 2009, respectively.

During fiscal 2006 the company issued 375,000 stock options to an independent consultant, exercisable at $3.25 per share. These options do not vest until the consultant realizes at least $1.0 million in sales of the company’s products; therefore no expense has been recorded as no sales have been realized through September 30, 2010. These options are not included in the disclosures above. These options expire at the later of seven years from the grant date or five years from the vesting date.

Effective January 17, 2007, the Board of Directors amended the terms of existing stock options previously granted to the company’s current employees whereby such options expire ten years from the original grant date. The incremental share-based compensation expense related to this change is being amortized as the related options vest.

On January 17, 2007, the shareholders approved several amendments to the 2001 Non-Executive Director Stock Option Plan whereby non-executive director stock options expire ten years from the original date of grant, non-executive directors will have up to two years to exercise their options after leaving the board and may elect to receive up to 50% of their cash director compensation in restricted common stock of the company issued at fair value in accordance with the terms of the Plan. On May 20, 2009, the shareholders approved an amendment to increase this percentage to 100%. During the three months ended September 30, 2010, the company issued 14,881 shares of restricted common stock (valued at approximately $9,375) to certain non-executive directors in connection with this program. In November 2010, the company issued 35,317 shares of restricted common stock (valued at approximately $22,250) to such directors under the program.

4. Comprehensive Loss:

	Three Months Ended September 30,
	2010	2009
Net loss as reported	$(1,597)	$(2,113)
Currency translation adjustment	11	(2)

Comprehensive loss	$(1,586)	$(2,115)

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5. Marketable Securities

At September 30, 2010 our marketable securities consisted primarily of money market investments. We classify our investments as “available for sale” and they have been recorded at cost which approximates fair market value due to their variable interest rates. As a result, we have had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from such investments through September 30, 2010. All income generated from these investments is recorded as interest income.

6. Discontinued Operations, Note Receivable and Assets Held for Sale

In June 2007, the company completed the sale of its Document Management Solutions and Systems Integration businesses, to Astria Solutions Group, LLC (“Astria”). Under the terms of the definitive Asset Purchase Agreement, Astria issued to the company a $2,000,000 seven-year note bearing interest at a rate of 8.5% (“Note”). The reported gain on this transaction did not include any value for the Note. The Note was secured by the assets of the acquired businesses and was subordinated to the interests of the senior creditor and mezzanine lender to Astria. The Note provided for monthly interest payments through May 2010, principal (based on a 15-year amortization) and interest payments thereafter through April 2014 and a final payment of the balance in May 2014. Based on the subordination, the extended collection period and other factors, the company had no reasonable basis for estimating the degree of collectibility of the Note and elected to recognize, in accordance with the accounting guidance, the additional gain, if any, on the sale of the businesses as management determined that the debtor’s cash flows from operations were sufficient to repay the debt. In connection with the sale, Astria also entered into a seven-year lease for a portion of the building owned by the company in Schenectady, New York where the acquired businesses are located. Under the terms of the lease, Astria elected to pay all taxes and operating costs for the land and building and rent and additional rent of approximately $186,000 per year for the term of lease.

On July 14, 2010, the company completed the sale of certain non-core assets, including the company’s land and building in Schenectady, New York to Star Advisors, LLC (“Star”), acting on behalf of Astria, for a total purchase price of approximately $2.4 million. Under the purchase agreement, the company also disposed of the $2.0 million Note; and the balance of deferred receivables related to the businesses sold to Astria. At June 30, 2010, the land and building was classified in the company’s financial statements as assets held for sale and the Note and deferred receivables were fully reserved and had net carrying values of zero. Net proceeds from the sale were approximately $2.35 million, after the payment of expenses and brokerage commissions related to the transaction. The company recorded a gain on the sale of such assets of approximately $351,000 in the quarter ended September 30, 2010.

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

Revenues from external customers include revenues from the German operations of approximately $682,000 and $1,496,000 for the three months ended September 30, 2010 and 2009, respectively. This operation had assets of approximately $624,000 and $1,187,000 at September 30, 2010 and 2009, respectively.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The company and EncounterCare Solutions, Inc. each own fifty percent of the joint venture and neither party has any special rights under the joint venture agreement. At September 30, 2010 and 2009, ExpressMD Solutions did not have any assets or liabilities and EncounterCare Solutions, Inc. does not have any recourse to our general credit. ExpressMD Solutions is consolidated in our financial statements because we are currently electing to provide the majority of funding for the joint venture and are deemed to be the primary beneficiary. For the three month periods ended September 30, 2010 and 2009, we made advances of approximately $153,000 and $113,000, respectively to the joint venture to cover development and operating expenses. To date, the company’s total advances to the joint venture of approximately $1,185,000 have been in excess of the amounts required under the joint venture operating agreement entered into by the company. Although we expect to recover these advances as the joint venture generates revenues, there can be no assurance that such amounts will be recovered. Therefore, these amounts have been expensed as incurred and charged to selling, general and administrative expenses. In addition, we may decide to advance additional amounts to further joint venture activities.

9. Inventory

In connection with our manufacturing and sales plans for the ExpressMD Solutions telehealth service, the company has purchased certain components and contract manufacturing services for the production of the monitoring appliance. These inventory amounts are stated at the lower of cost or market and consist of the following (in thousands):

	September 30, 2010	June 30, 2010
Purchased components	$3,885	$4,017
Finished goods	875	572

Total inventory	$4,760	$4,589

10. Goodwill and Other Intangible Assets

The company performs an annual impairment analysis of goodwill at the end of the fiscal year. Any adverse development or change in its business during the year would require an interim assessment. For the three months ended September 30, 2010 there were no adverse developments or changes that required such an assessment. Due to current economic conditions, the company reviewed its impairment analysis as of September 30, 2010 and concluded that the carrying amount of goodwill has not changed. Goodwill of $7,291,000 relates to our business in Germany.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Other intangible assets are included in other assets and consist of the following (in thousands):

	September 30, 2010			June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years
Patents	$342	$181	$161	$342	$176	$166	17
Trademarks	146	61	85	146	60	86	20
Acquired technologies	72	72	—	72	72	—	2
Licenses	1,279	1,185	94	1,275	1,165	110	3

Total	$1,839	$1,499	$340	$1,835	$1,473	$362

The company amortizes other intangible assets under the straight line method. Amortization expense was approximately $26,000 for the three months ended September 30, 2010. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

2011	$83
2012	59
2013	27
2014	27
2015	26
Thereafter	118

$340

11. Shareholder’s Equity

The changes in shareholders’ equity for the three months ended September 30, 2010 are summarized as follows (in thousands):

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, June 30, 2010	$3	$38	$170,490	$(155,518)	$(135)	$14,878
Preferred stock dividends				(18)		(18)
Share-based compensation expense			33			33
Restricted shares issued for services			9			9
Issuance of warrants for services			10			10
Currency translation adjustment					11	11
Net loss				(1,597)		(1,597)

Balance, September 30, 2010	$3	$38	$170,542	$(157,133)	$(124)	$13,326

During the three months ended September 30, 2010, no options or common stock warrants were exercised.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

12. Preferred Stock

As of September 30, 2010, there are 28,000 shares of Series B preferred stock outstanding. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note. The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. At September 30, 2010, the company has accrued dividends in the amount of $17,500 which remain unpaid.

13. Commitments and Contingencies

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Management believes that these legal matters, individually or in aggregate, will not have a material adverse effect on our financial position, results of operations, or cash flows in as much as the company believes its current liability insurance is adequate to cover all reasonably anticipated costs, settlements and judgments with respect to these proceedings. However, litigation such as described above, is subject to inherent uncertainties and there can be no assurance that management’s opinion of the anticipated effect of these matters will be correct or that it will not change in the future.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2010, we are not aware of any obligations under such indemnification agreements that would require material payments.

14. Income Taxes

The company continues to fully recognize its tax benefits which are offset by a valuation allowance due to the uncertainty that the deferred tax assets will be realized. We will continue to evaluate the realizability of our domestic net deferred tax assets and may record additional benefits in future earnings if we determine the realization of these assets is more likely than not.

15. Other Income

Other income consists of the following (in thousands):

	Three Months Ended September 30,
	2010	2009
Interest income	$8	$49
Rental income	7	45
Net gain from sale of non-core assets	351	—

Total other income	$366	$94

16. Fair Value Measurements

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The company’s assets subject to fair value measurements as of September 30, 2010 are as follows (in thousands):

	Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
Current marketable securities - available for sale	$979	$979	$—	$—

Total	$979	$979	$—	$—

At June 30, 2010, the company had approximately $2.0 million of assets held for sale that were valued on a non-recurring basis using level 3 inputs. These assets were sold in July 2010. For the three months ended September 30, 2010, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings.

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

17. Accounting Standards Adopted in Fiscal 2011

The company adopted the following FASB Accounting Standards Updates (ASU) during fiscal 2011:

•

ASU 2009-13, “Revenue Recognition Topic 605)-Multiple-Deliverable Revenue Arrangements,” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliveries) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance expands disclosures related to a vendor’s multiple-deliverable revenue arrangements.

•

ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements That Include Software Elements” which changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.

•

ASU 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires additional disclosures about involvement with variable interest entities and changes in risk exposure related to such entities. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

The adoption of ASU’s described above had no impact on the company’s results of operations or financial position.

18. Subsequent Event-Private Placement

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In this transaction, the company issued a total of 1,250,000 shares of Preferred Stock. Each share of Preferred Stock will be issued at a stated value of $1.60 per share, and, subject to the rights of the company’s senior securities, have the following rights: (i) to receive dividends which accrue at the rate of 15% per annum payable in shares of Common Stock upon conversion or in cash upon redemption; (ii) to convert into shares of Common Stock determined by dividing the stated value, plus accrued and unpaid dividends, by the Conversion Price, which is initially $0.40; (iii) to receive a liquidation preference equal to the sum of the stated value of each share of Preferred Stock, plus any accrued but unpaid dividends; and (iv) unless converted, to be redeemed by the company 18 months from the date of issuance at a redemption price equal to the 102.5% of the stated value of the Preferred Stock, plus dividends. Conversion of the shares of Preferred Stock is subject to the approval of the company’s stockholders in accordance with the Listing Rules of the Nasdaq Stock Market. If the company’s shareholders approve the conversion, the aggregate stated value of the shares of Preferred Stock will automatically convert into 5,000,000 shares of common stock.

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

Forward-Looking Statements and Factors That May Affect Future Results

Certain statements in this Form 10-Q, including information set forth under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). We desire to avail ourselves of certain “safe harbor” provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involving known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of our software and services, competition, pricing, technological changes, implementation of our business plan, related decisions by the USPS, and other risks as discussed in our filings with the Securities and Exchange Commission, in particular our Annual Report on Form 10-K for the year ended June 30, 2010, all of which risk factors could adversely affect our business and the accuracy of the forward-looking statements contained herein.

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

For a number of years, we have experienced net losses and negative cash flow from operating activities. Our principal activities during this period have focused on developing new products and services, hiring management, refining our business strategies and repositioning our businesses for growth. Although we believe we are well positioned for such growth, we expect to continue to generate net losses and negative cash flow for the foreseeable future as we seek to expand our potential markets and generate increased revenues. See “Liquidity and Capital Resources”. As described in greater detail below, in July 2010, we closed on the sale of certain non-core assets from which we received net proceeds of approximately $2.35 million and in October 2010 we completed a private placement of our securities with certain institutional and accredited investors from which we received net proceeds of approximately $4.5 million. The private placement was conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated thereunder. We are using the proceeds from these transactions for working capital and general corporate purposes, including supporting the rollout of our ExpressMD telehealth products and services.

We have continued to take steps to refine our core service offerings, significantly expand our addressable markets, manage operating costs and position the company for long-term growth. In the United States we are focused on refining and marketing Inscrybe® Healthcare, an automated and trusted health information exchange and workflow management service targeting the needs of enterprises in the healthcare market, and our ExpressMD telehealth products and services. Since receiving 510(k) market clearance from the FDA for the monitoring appliance in April 2009 we have been implementing our manufacturing and sales plans for ExpressMD and have started to deploy units and services with customers. We believe our business will benefit from the federal government healthcare reforms approved in March 2010 as well as trends in the U.S. healthcare industry to significantly reduce costs, shorten the length of hospital stays, shift patient care towards wellness and preventative care programs and automate healthcare records and processes. Although we have taken steps to focus our business in these areas, our progress will be impacted by the timing of customer contracts and implementations and the market acceptance of our products and services. Over this same period our business unit in Germany has continued to focus on growing acceptance for its electronic signature and time stamping products, and focused on further penetrating the German healthcare market with its security technology offerings.

Our current revenues consist principally of transaction fees for web-based hosted software services, software license fees and maintenance charges. From our telehealth business we generate revenues from hardware sales and rentals, monthly monitoring services and maintenance fees. Growth in our business is affected by a number of factors, including general economic and business conditions, and is characterized by long sales cycles. The timing of customer contracts, implementations and ramp-up to full utilization can have a significant impact on results and we believe our results over a longer period of time provide better visibility into our performance.

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

A critical accounting estimate is based on judgments and assumptions about matters that are uncertain at the time the estimate is made. Different estimates that reasonably could have been used or changes in accounting estimates could materially impact our financial statements. We believe that the policies described below represent our critical accounting policies, as they have the greatest potential impact on our financial statements. However, you should also review our Summary of Significant Accounting Policies beginning on page F-7 of Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

The company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The company based its estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on the company’s historical stock volatility. The assumptions used in the company’s Black-Scholes calculations for fiscal 2011 and 2010 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Expected Option Life (Months)
Fiscal year 2011	1.8%	0%	107%	48
Fiscal year 2010	2.5%	0%	103%	48

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

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Revenues were $1,362,000 for the quarter ended September 30, 2010, compared to $2,022,000 for the prior year period. These results reflect a decrease in revenues from our German operations due primarily to the timing of certain contract awards and project implementations and, to a lesser extent, a shift to more transaction-based software-as-a-service projects. This decrease offset an increase of approximately 29% in U.S. revenues from increases in transaction volumes and new customer projects.

Cost of revenues decreased to $592,000 for the quarter ended September 30, 2010, compared to $870,000 for the same period in the prior year. This decrease is due primarily to lower hardware costs for certain projects which offset higher maintenance and data center expenses.

Selling general and administrative (SG&A) expenses decreased to $2,033,000 for the quarter ended September 30, 2010, compared to $2,578,000 for the prior year period. The decrease reflects our cost management activities for the period and the timing of audit and related expenses from period to period.

Product development expenses were $410,000 for the quarter ended September 30, 2010, compared to $507,000 for the prior year period. Product development expenses fluctuate period to period based on the amounts capitalized. Total spending for the quarter, including capitalized amounts, was $411,000 compared to $546,000 for the prior year reflecting our cost management activities.

Depreciation and amortization expense was $290,000 for the quarter ended September 30, 2010, compared to $274,000 for the prior year period. This change is due primarily to an increase in amortization of capitalized software.

Interest and other income was $366,000 for the quarter ended September 30, 2010, compared to $94,000 for the prior year period. This increase reflects a gain on the sale of certain non-core assets in July 2010 of approximately $351,000 offset in part by lower interest and rental income for the period as a result of such sale.

Net loss for the quarter ended September 30, 2010 was $1,597,000, or $0.04 per share, compared to $2,113,000, or $0.06 per share, for the prior year period. The decrease in net loss for the period reflects higher U.S. revenues, lower expenses from our cost management activities and the gain on the sale of certain non-core assets discussed above, which offset the impact of lower revenues from our German operations.

Liquidity and Capital Resources

Overview

Our operations and product development activities have required substantial capital investment to date. Our primary sources of funds have been the issuance of equity and the incurrence of third party debt. In February 2004, we sold 5,360,370 common shares in private placements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506, promulgated there under and received net proceeds of approximately $69,100,000 after payment of offering expenses and broker commissions. The proceeds received from this financing have been used to provide funding for our operations and product development activities. In addition, we completed a $3,400,000 registered direct offering of shares of common stock and warrants in December 2009 and received net proceeds of approximately $3,500,000 from this financing and the related warrant exercises. As described in greater detail in Notes 6 and 18, respectively, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, in July 2010 we completed the sale of certain non-core assets and received net proceeds of approximately $2,350,000 and on October 13, 2010, the company completed the sale of $5,000,000 of its securities to institutional and accredited investors in a private placement transaction under Section 4(2) of the Securities Act of 1993, as amended, and Rule 506 of Regulation D, promulgated thereunder and received net proceeds of approximately $4,500,000 from this transaction. We are using the proceeds from these transactions for working capital and general corporate purposes, including supporting the rollout of our ExpressMD telehealth products and services.

Expenditures for property and equipment totaled approximately $8,000, expenditures for software licenses totaled approximately $4,000 and capitalized software development expenditures totaled approximately $1,000 for the quarter ended September 30, 2010. We have developed and intend to continue to develop new applications to grow our business and address new markets.

During the quarter ended September 30, 2009 we filed with the SEC a registration statement on Form S-3 and a pre-effective amendment to such registration statement under the Securities Act. The shelf registration, was declared effective by the SEC on September 30, 2009 and allows us to sell, from time to time in one or more public offerings, shares of our common stock, shares of our preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of such securities, for proceeds in the aggregate amount of up to $40 million. Following the completion of our registered direct offering in December 2009, there is approximately $36 million available under this registration statement for future transactions, subject to SEC limitations. The terms of any such future offerings, if any, and the type of equity or debt securities would be established at the time of the offering. This disclosure shall not constitute an offer to sell or a solicitation of an offer to buy the securities, nor shall there be any sale of these securities in any jurisdiction in which an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Any offer of the securities will be solely by means of the prospectus included in the registration statement and one or more prospectus supplements that will be issued at the time of the offering.

Cash Flows

At September 30, 2010, cash, cash equivalents and marketable securities amounted to approximately $1,686,000 and total assets at that date were $18,591,000. Since June 30, 2010 cash, cash equivalents and marketable securities increased approximately $174,000 from the sale of non-core assets offset by cash used principally to fund operating losses, product development activities, joint venture investments, changes in working capital and capital expenditures during the quarter ended September 30, 2010. Cash used for the period includes investments in joint venture inventory and operations of approximately $335,000 and $153,000, respectively, and the prepayment of certain insurance premiums and maintenance contracts. We expect to continue to use cash to fund operating losses, product development activities, joint venture investments and capital expenditures for the foreseeable future.

Net cash used by operating activities for the quarter ended September 30, 2010 was approximately $2,139,000 compared to $2,544,000 for the prior year period. This change reflects our cost management activities offset in part by the joint venture investments and prepayments discussed above.

Net cash provided by investing activities, excluding purchases and sales of marketable securities, was $2,338,000 for the quarter ended September 30, 2010 compared to a use of $261,000 for the prior year period. This change is due primarily to net proceeds from the sale of non-core assets discussed above.

Net cash used in financing activities for the quarters ended September 30, 2010 and 2009 was not significant. Other than the previously reported standby commitment for $3,000,000, we did not engage in any external financing activities during the quarter ended September 30, 2009.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits, product development activities, capital expenditures and joint venture activities. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings. As mentioned in the Overview Section, we believe that the company will benefit from the recent federal government healthcare reforms and industry trends focused on automation and cost reduction. Based on our business plan, resources available at September 30, 2010 and proceeds from the private placement transaction completed in October 2010, we believe that we have sufficient working capital to fund our operations for the next twelve months. However, no assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations. If cash flows from operations, however, are less than expected, we may need to reduce expenses or seek additional capital. There can be no assurance that the company will be successful in raising additional capital, or securing financing if needed or on terms satisfactory to the company. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition.

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

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of September 30, 2010, no shares of the Series B preferred stock have been redeemed.

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

In connection with our recent private placement, we filed with the Secretary of State of Delaware a Certificate of Designations, Preferences and Rights and Number of Shares of Series C 15% Convertible Redeemable Preferred Stock, or the Series C Designation. The Series C Designation provides for the mandatory redemption of all outstanding shares of Series C Preferred Stock upon their stated maturity date, which is the 18 month anniversary of the original issue date, unless prior to such date, our shareholders approve the conversion of the shares of Series C Preferred Stock into shares of our common stock. If we are required to redeem the shares of Series C Preferred Stock, we will be required to pay to the holders of the shares of Series C Preferred Stock a total redemption price equal to 102.5% of the stated value of the Series C Shares, plus dividends, which would be $2,500,000. In addition, if at the maturity date of the Series C Preferred Stock, any shares of our Series B Preferred Stock remain outstanding, we will be required to redeem all such outstanding shares of Series B Preferred Stock immediately prior to the redemption of the Series C Preferred Stock. There are currently 28,000 shares of Series B Preferred Stock outstanding and the total redemption payment for the Series B Preferred Stock is equal to $700,000 plus any accrued, but unpaid dividends thereon as of such redemption date. Accordingly, the redemption of these securities may have an adverse effect on our cash position.

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

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of September 30, 2010 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$4,015	$793	$2,027	$1,024	$171

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2010, we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us.

Present Accounting Standards Not Yet Adopted

There are currently no present accounting standards not yet adopted that are applicable to the company or that, if adopted, would have a material impact on the company’s results of operation or financial position.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have approximately $979,000 invested in short-term investments as of September 30, 2010. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At September 30, 2010, our unrestricted cash and marketable securities totaled approximately $1,686,000, of which approximately $979,000 was invested in money market investments. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses. For more information on our investments see Note 5 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management believes that these legal matters, individually or in aggregate, will not have a material adverse effect on our financial position, results of operations, or cash flows in as much as the company believes its current liability insurance is adequate to cover all reasonably anticipated costs, settlements and judgments with respect to these proceedings. However, litigation such as described above, is subject to inherent uncertainties and there can be no assurance that management’s opinion of the anticipated effect of these matters will be correct or that it will not change in the future.

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

        As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Report on Form 10-Q and a restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on

Form 10-K for the year ended June 30, 2010. You should carefully consider the risks described below, together with all of following risk factors and the other information included in this report, in considering our business herein as well as the information included in other reports and prospects. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations, financial condition and/or operating results. If any of the matters or events described in the following risks actually occurs, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment due to any of these risks.

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred net losses of approximately $9,005,000, $9,367,000, and $15,811,000 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively, and had accumulated deficit of approximately $155,518,000 at June 30, 2010. We also had a net loss of approximately $1,597,000 for the three months ended September 30, 2010 and an accumulated deficit of approximately $157,133,000 at September 30, 2010. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers or our ability to derive revenues from our joint venture. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we may not be profitable in any future period.

Our capital requirements have been significant and we may need to raise additional capital to finance our operations.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements and registered offerings of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software, services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $8,363,000, $7,910,000, and $14,903,000 in cash for continuing operating activities for the fiscal years ended June 30, 2010, 2009 and 2008, respectively, and $2,139,000 for the three months ended September 30, 2010. Our available cash, cash equivalents and marketable securities as of September 30, 2010 totaled approximately $1,686,000 and we received net proceeds of approximately $4,500,000 from our private placement transaction in October 2010. We expect our existing resources, net proceeds from the private placement and revenues generated from operations to satisfy our working capital requirements for at least the next twelve months. No assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations. If our available cash and projected revenue levels are not sufficient to sustain our operations, we will need to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. There can be no assurance, however, that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially, which could have a material adverse effect on our business, financial condition and results of operations. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

•	our need to utilize a significant amount of cash to support research and development activities and to make incremental investments in our organization;

•	our ability to achieve targeted gross profit margins and cost management objectives;

•	our ability to reach break-even or profitability;

•	the extent to which we consolidate our facilities and relocate employees and assets;

•	the success of our sales and marketing efforts;

•	the extent and terms of any development, marketing or other arrangements, including our joint venture; and

•	changes in economic, regulatory or competitive conditions, including the current financial crisis.

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

As described in detail in our periodic reports filed with the SEC, several purported class action complaints were filed in federal court alleging our company and certain of our current and former directors and former officers violated the federal securities laws. Subsequently, four purported shareholder derivative actions were filed against certain of our current and former directors and former officers based on allegations substantially similar to those set forth in the purported class actions. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows. As previously reported in March 2009, the United States District Court for the Southern District of New York dismissed with prejudice the second amended complaint that had been filed in a shareholder class action against the company and certain current and former directors and former officers. On March 16, 2010, we reported that the United States Court of Appeals for the Second Circuit issued an order affirming in part and vacating and remanding in part the March 2009 decision of the S.D.N.Y.

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

We evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. Goodwill is evaluated annually for impairment at the end of each fiscal year, regardless of events and circumstances. As of September 30, 2010, we had approximately $7,341,000 of goodwill principally from our acquisition of our German subsidiary, Authentidate International, AG. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

We have incurred significant additional costs concerning our international operations and may incur additional costs in the future.

We have incurred substantial costs in supporting the operation of our German subsidiary, Authentidate International, AG. In June 2010, we renewed for one-year our employment agreement with Mr. Jan Wendenburg, the CEO of Authentidate International, pursuant to which he will receive a base salary of approximately 210,000 Euros. Further, for the fiscal years ended June 30, 2010, 2009 and 2008 and the three months ended September 30, 2010, we advanced or made capital investments of approximately $1,427,000 to this subsidiary. We cannot provide any assurance that we will recoup any of these amounts from this subsidiary. We expect to incur additional costs in the future in connection with the operations of this subsidiary.

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

Transactions for some of our software and service offerings require customers to undertake customized installations to integrate the solutions into their legacy systems and require them to modify existing business practices. The period from our initial contact with a potential customer until the execution of an agreement is difficult to predict and can be in excess of six months. The sales cycles for these transactions can be long and unpredictable due to a number of uncertainties such as:

•	customers’ budgetary constraints;

•	the need to educate potential customers about our software and service offerings;

•	the timing of customers’ budget cycles;

•	delays caused by customers’ internal review processes;

•	customers’ willingness to invest resources and modify their network infrastructures to take advantage of our offerings; and

•	for sales to government customers, governmental regulatory approval and purchasing requirements.

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

If we are unable to generate sufficient demand for our current telehealth product, we may not be able to recover our inventory investments. Further, modifications to our current telehealth product may require new marketing clearances or approvals or require us to cease marketing or recall the modified products until such clearances or approvals are obtained.

In connection with our manufacturing and sales plans for the ExpressMD Solutions telehealth service, we have purchased certain components and contract manufacturing services for the production of the monitoring appliance. Our ability to recover our investment in building inventories of our current telehealth products is subject to risks. If we are unable to generate sufficient demand for this product, we may not be able to recover our costs in acquiring these assets. In the event that this occurs, we may need to write-off a material portion of the value of these assets and our financial condition may be adversely affected. As of the quarter ended September 30, 2010, total inventory was valued at approximately $4.7 million.

Further, any modification to an FDA-cleared medical device that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, requires a new FDA 510(k) clearance or, possibly, a premarket approval. The FDA requires every manufacturer to make its own determination as to whether a modification requires a new 510(k) clearance or premarket approval, but the FDA may review and disagree with any decision reached by the manufacturer. In the future, we may make modifications to our telehealth products and, in appropriate circumstances, determine that new clearance or approval is unnecessary. Regulatory authorities may disagree with our decisions not to seek new clearance or approval and may require us to obtain clearance or approval for modifications to our products. If that were to occur for a previously cleared or approved product, we may be required to cease marketing or recall the modified device until we obtain the necessary clearance or approval. Under these circumstances, we may also be subject to significant regulatory fines or other penalties. If any of the foregoing were to occur, we may be unable to recover the cost of our investments in our telehealth business and our financial condition and results of operations could be negatively impacted.

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

Demand and market acceptance for our currently available software and service and other product offerings remain subject to a high level of uncertainty. Achieving widespread acceptance of these or future offerings will continue to require substantial marketing efforts and the expenditure of significant funds to create and maintain brand recognition and customer demand for such offerings. Demand for our software, services and other product offerings depend on, among other things:

•	the perceived ability of our offerings to address real customer problems;

•	the perceived quality, price, ease-of-use and interoperability of our offerings as compared to our competitors’ offerings;

•	the market’s perception of the ease or difficulty in deploying our software or services, especially in complex network environments;

•	the continued evolution of electronic commerce as a viable means of conducting business;

•	market acceptance and use of new technologies and standards;

•	the ability of network infrastructures to support an increasing number of users and services;

•	the pace of technological change and our ability to keep up with these changes; and

•	general economic conditions, which influence how much money our customers and potential customers are willing to allocate to their information technology budgets.

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

We have a significant amount of net operating loss carry forwards which we may not be able to utilize in certain circumstances or which may become limited as a result of this offering.

At June 30, 2010, we had net operating loss, or NOL, carry forwards for federal income tax purposes of approximately $126,000,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code, following an “ownership change,” special limitations apply to the use by a “loss corporation” of its (i) NOL carry forwards arising before the ownership change and (ii) net unrealized built-in losses (if such losses existed immediately before the ownership change and exceed a statutory threshold amount) recognized during the five years following the ownership change ((i) and (ii) are referred to collectively as the “Applicable Tax Attributes”). After an ownership change, the amount of the loss corporation’s taxable income for each post-change taxable year that may be offset by the Applicable Tax Attributes is limited to the product of the “long-term tax-exempt rate” (published by the IRS for the month of the ownership change) multiplied by the value of the loss corporation’s stock (the “Section 382 Limitation”). To the extent that the loss corporation’s Section 382 Limitation in a given taxable year exceeds its taxable income for the year, that excess increases the Section 382 Limitation in future taxable years.

Risks Related to Our Common Stock

Our stock price is volatile and could decline.

The price of our common stock has been, and is likely to continue to be, volatile. Our stock price during the fiscal year ended June 30, 2010 traded as low as $0.38 per share and as high as $1.81 per share and during the fiscal quarter ended September 30, 2010, or common stock traded within a range of $0.50 to $0.86. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

The average daily trading volume in our common stock for the twelve months ended September 30, 2010 was approximately 105,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

Authentidate is currently not in compliance with The NASDAQ Capital Market $1.00 minimum bid price requirement and failure to regain and maintain compliance with this standard could result in delisting and adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on The NASDAQ Capital Market under the symbol “ADAT”. If we fail to meet any of the continued listing standards of The NASDAQ Capital Market, our common stock will be delisted from The NASDAQ Capital Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price. On May 26, 2010, we received a letter from The NASDAQ Stock Market advising that the company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Listing Rule 5550(a)(2). The letter stated that the company had until November 22, 2010 to regain compliance. If the company does not regain compliance during this period it will be eligible for an additional 180 calendar days to comply with the minimum bid price requirement, provided that it meets the applicable listing criteria. To regain compliance with the applicable listing rule, the closing bid price of the company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180 day grace period. If this occurs, Nasdaq will provide us with written notification of compliance. If the company does not regain compliance during the initial grace period and is not eligible for an additional grace period, NASDAQ will provide written notice that the company’s common stock is subject to delisting. In that event, the company may appeal such determination to a hearings panel. There can be no guarantee that the company will be able to regain compliance with the Listing Rule. Further, this deficiency notice relates exclusively to our bid price deficiency. We may be delisted during the applicable grace periods for failure to maintain compliance with any other listing requirement which may occur.

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

In the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the conversion or exercise of such securities, investors may experience additional dilution. Moreover, we may issue undesignated shares of preferred stock, the terms of which may be fixed by our board of directors and which terms may be preferential to the interests of our common stockholders. We have issued preferred stock in the past, and our board of directors has the authority, without stockholder approval, to create and issue one or more additional series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. The issuance of any of such series of preferred stock or debt securities may have an adverse effect on the holders of common stock.

If we are required to redeem the shares of our Series C 15% Convertible Redeemable Preferred Stock, our financial condition may be adversely affected.

In connection with our recent private placement, we filed with the Secretary of State of Delaware a Certificate of Designations, Preferences and Rights and Number of Shares of Series C 15% Convertible Redeemable Preferred Stock, or the Series C Designation. The Series C Designation provides for the mandatory redemption of all outstanding shares of Series C Preferred Stock upon their stated maturity date, which is the 18 month anniversary of the original issue date, unless prior to such date, our shareholders approve the conversion of the shares of Series C Preferred Stock into shares of our common stock. If we are required to redeem the shares of Series C Preferred Stock, we will be required to pay to the holders of the shares of Series C Preferred Stock a total redemption price equal to 102.5% of the stated value of the Series C Shares, plus dividends, which would be $2,500,000. In addition, if at the maturity date of the Series C Preferred Stock, any shares of our Series B Preferred Stock remain outstanding, we will be required to redeem all such outstanding shares of Series B Preferred Stock immediately prior to the redemption of the Series C Preferred Stock. There are currently 28,000 shares of Series B Preferred Stock outstanding and the total redemption payment for the Series B Preferred Stock is equal to $700,000 plus any accrued, but unpaid dividends thereon as of such redemption date. Accordingly, the redemption of these securities may have an adverse effect on our cash position.

The number of shares of our common stock outstanding has increased substantially as a result of our private placement, and the exercise or conversion of the warrants and shares of preferred stock issued in this private placement could result in further dilution to holders of our common stock. Certain purchasers in this private placement beneficially own significant blocks of our common stock. Upon registration under the Securities Act of 1933, as amended, or the Securities Act, these shares will be generally available for resale in the public market.

Upon the closing of our private placement on October 13, 2010, we issued to a group of institutional and other accredited investors a total of 7,500,000 shares of our common stock, plus 1,250,000 shares of Series C Preferred Stock, which are convertible into an maximum of 6,125,000 shares of common stock (including all shares issuable in lieu of cash dividends for the 18 month term) and common stock warrants to purchase a total of 6,250,000 additional shares of common stock. The issuance of these securities resulted in substantial dilution to stockholders who held our common stock prior to the private placement. Further, the conversion of the shares of Series C Preferred Stock and exercise of warrants issued in this private placement may result in further dilution to the holders of our common stock. As of November 4, 2010, the purchasers in the private placement own, in the aggregate, approximately 16.3% of our outstanding common stock, without giving effect to the conversion of the shares of Series C Preferred Stock or the exercise of the common stock warrants. The conversion of the shares of Series C Preferred Stock is subject to the approval of our stockholders in accordance with applicable Nasdaq requirements. As a result, these stockholders, if acting together, may have significant influence over the outcome of any stockholder vote, other than any proposal to approve the conversion of such shares, including the election of directors and other significant business matters that require stockholder approval. Such other significant business matters could include, for example, the approval of mergers or other business combination transactions.

Under the registration rights agreement entered into in connection with the private placement, we have agreed to file a registration statement with the Securities and Exchange Commission, or the SEC, covering the resale of the 7,500,000 shares of common stock issued in the private placement, the 6,125,000 shares of common stock underlying the shares of Series C Preferred Stock and the 6,250,000 shares of common stock issuable upon exercise of the warrants. Upon such registration of the shares issued in the private placement, these shares will become generally available for immediate resale in the public market, subject to the stockholder approval requirement discussed above. The market price of our common stock could fall due to an increase in the number of shares available for sale in the public market.

The exercise of our outstanding options and warrants, or conversion of our outstanding shares of convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of September 30, 2010, the following options and warrants were outstanding:

•

Stock options to purchase 3,994,000 shares of common stock at exercise prices ranging from $0.39 to $6.61 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $2.98 per share. These stock options are employee and non-executive director options.

•	Warrants to purchase 820,000 shares of common stock with a weighted average exercise price of $1.00 per share, inclusive of the warrants issued in our recent private placement.

•	Stock options to purchase 375,000 shares of common stock at an exercise price of $3.25 per share to an independent consultant which are exercisable upon achieving certain sales levels.

In addition, there are currently outstanding 28,000 shares of our Series B Convertible Preferred Stock. Following our October 2010 private placement, there are outstanding 1,250,000 shares of our Series C Preferred Stock and additional warrants to purchase 6,250,000 shares of our common stock excercisable a price of $0.70 per share. The holder of the Series B Convertible Preferred Stock may convert these shares into shares of our common stock at a conversion price equal to $1.40 per share. Accordingly, the outstanding 28,000 shares of Series B Convertible Preferred Stock are presently convertible into an aggregate of 500,000 shares of our common stock, which will be available for immediate resale in accordance with the provisions of Rule 144 under the Securities Act. Further, as described above, the shares of Series C Preferred Stock (and all accrued dividends thereon) are convertible into a maximum of 6,125,000 shares of our common stock, subject to the approval of our stockholders.

To the extent that these securities are exercised or converted, dilution to our shareholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities. Further, in the event the conversion price of our outstanding shares of convertible preferred stock is lower than the actual trading price on the day of conversion, the holders could immediately sell their converted common shares, which would have a dilutive effect on the value of the outstanding common shares. Furthermore, the significant downward pressure on the trading price of our common stock as preferred stock holders converted these securities and sell the common shares received on conversion could encourage short sales by the holders of preferred stock or other shareholders. This would place further downward pressure on the trading price of our common stock. Even the mere perception of eventual sales of common shares issued on the conversion of the shares of preferred stock could lead to a decline in the trading price of our common stock.

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

Together these provisions may delay, deter or prevent a change in control of us, adversely affecting the market price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

During the quarter ended September 30, 2010, in August 2010, we issued an aggregate of 14,881 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2001 Non-Executive Director Stock Option Plan, as amended. Such shares were issued for service on our board during the quarter ended June 30, 2010. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

In November 2010, we issued an aggregate of 35,317 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2001 Non-Executive Director Stock Option Plan, as amended. Such shares were issued for service on our board during the quarter ended September 30, 2010. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

b) Not applicable

c) Repurchase of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith

4.1	Form of Warrant issued in private placement	8-K	10/14/10	4.1

4.2	Certificate of Designations, Preferences and Rights and Number of Shares of Series C 15% Convertible Redeemable Preferred Stock	8-K	10/14/10	4.2

10.1	Purchase Agreement between Authentidate Holding Corp. and Star Advisors LLC	10-K	10/13/10	10.24

10.2	Form of Securities Purchase Agreement dated as of October 12, 2010 by and among Authentidate Holding Corp. and the Investors named therein	8-K	10/14/10	10.1

10.3	Form of Registration Rights Agreement dated as of October 12, 2010 by and among Authentidate Holding Corp. and the Investors named therein	8-K	10/14/10	10.2

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

November 12, 2010	/s/ O’CONNELL BENJAMIN
Date	O’Connell Benjamin
President

/s/ WILLIAM A. MARSHALL
William A. Marshall
Chief Financial Officer & Treasurer