Form 10-Q
period 2010-12-31
AUTHENTIDATE HOLDING CORP
filed 2011-02-10
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding February 7, 2010
Common Stock, $0.001 par value per share	46,035,017 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)	December 31, 2010 (Unaudited)	June 30, 2010

Assets
Current assets
Cash and cash equivalents	$3,116	$433
Restricted cash	256	256
Marketable securities	980	1,079
Accounts receivable, net	1,092	1,138
Inventory	4,756	4,589
Prepaid expenses and other current assets	845	585

Total current assets	11,045	8,080
Property and equipment, net	432	553
Other assets
Software development costs, net	1,081	1,467
Goodwill	1,941	7,341
Other assets	1,052	1,103
Assets held for sale	—	2,000

Total assets	$15,551	$20,544

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$3,724	$4,457
Deferred revenue	973	942
Other current liabilities	134	127

Total current liabilities	4,831	5,526
Long-term deferred revenue	140	140

Total liabilities	4,971	5,666

Commitments and contingencies (Note 14)
Redeemable preferred stock	2,783	—
Shareholders’ equity
Preferred stock $.10 par value; 5,000 shares authorized Series B, 28 shares issued and outstanding on June 30, 2010	—	3
Common stock, $.001 par value; 75,000 shares authorized, 45,986 and 38,436 issued and outstanding on December 31, 2010 and June 30, 2010, respectively	46	38
Additional paid-in capital	172,362	170,490
Accumulated deficit	(164,491)	(155,518)
Accumulated other comprehensive loss	(120)	(135)

Total shareholders’ equity	7,797	14,878

Total liabilities, redeemable preferred stock and shareholders’ equity	$15,551	$20,544

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share data)	2010	2009	2010	2009

Revenues
Software licenses and support	$880	$904	$1,562	$2,400
Hosted software services	698	624	1,378	1,150

Total revenues	1,578	1,528	2,940	3,550

Operating expenses
Cost of revenues	766	676	1,358	1,546
Selling, general and administrative	1,998	2,480	4,031	5,058
Product development	396	470	806	977
Depreciation and amortization	293	273	583	547
Goodwill impairment	5,400	—	5,400	—

Total operating expenses	8,853	3,899	12,178	8,128

Operating loss	(7,275)	(2,371)	(9,238)	(4,578)

Other income (expense), net	—	(448)	366	(354)

Net loss	$(7,275)	$(2,819)	$(8,872)	$(4,932)

Basic and diluted loss per common share	$(0.16)	$(0.08)	$(0.22)	$(0.14)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
(in thousands)	2010	2009

Cash flows from operating activities
Net loss	$(8,872)	$(4,932)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	583	547
Share-based compensation	66	133
Warrants issued for services	24	—
Restricted shares issued for services	31	33
Amortization of deferred financing cost warrants	—	533
Net gain on sale of non-core assets	(351)	—
Goodwill impairment	5,400	—
Changes in assets and liabilities
Accounts receivable	46	(26)
Inventory	(167)	(3,628)
Prepaid expenses and other current assets	(260)	(396)
Accounts payable, accrued expenses and other liabilities	(690)	2,458
Deferred revenue	31	120

Net cash used in operating activities	(4,159)	(5,158)

Cash flows from investing activities
Purchases of property and equipment and other assets	(18)	(23)
Other intangible assets acquired	(6)	(4)
Capitalized software development costs	(1)	(79)
Net proceeds from sale of non-core assets	2,351	—
Sales of marketable securities	99	4,424

Net cash provided by investing activities	2,425	4,318

Cash flows from financing activities
Net proceeds from issuance of preferred and common stock	4,456	2,876
Proceeds from exercise of options	—	5
Dividends paid	(54)	(18)

Net cash provided by financing activities	4,402	2,863

Effect of exchange rate changes on cash flows	15	(7)

Net increase in cash and cash equivalents	2,683	2,016
Cash and cash equivalents, beginning of period	433	461

Cash and cash equivalents, end of period	$3,116	$2,477

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries and joint venture (collectively, the “company”). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended December 31, 2010 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the company’s Form 10-K for the fiscal year ended June 30, 2010 and the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited condensed consolidated financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For a number of years the company has experienced net losses and negative cash flow from operating activities as we focused on developing new products and services, refining our business strategies, expanding our addressable markets and repositioning the company for future growth. During this period our primary sources of funds have been the issuance of equity and the incurrence of third party debt. For the three and six months ended December 31, 2010, the company incurred a net loss of $7,275,000 and $8,872,000, respectively, including a non-cash goodwill impairment charge of $5,400,000. As of December 31, 2010, cash, cash equivalents and marketable securities were $4,096,000, the company had working capital of $6,214,000, an accumulated deficit of $164,491,000 and total shareholders’ equity of $7,797,000. These conditions indicate that the company may be unable to continue as a going concern. Based on our business plan and resources available at December 31, 2010, management of the company believes that we have sufficient working capital to fund our operations for the next twelve months. However, if the company’s cash flows from operations are less than expected, the company may need to downsize operations, incur debt or raise additional capital. There can be no assurance, however, that the company will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company.

2.	Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

Net loss	$(7,275)	$(2,819)	$(8,872)	$(4,932)
Preferred stock dividends - Series B	(18)	(18)	(36)	(36)
Preferred stock dividends - Series C	(65)	—	(65)	—

Net loss applicable to common shareholders	$(7,358)	$(2,837)	$(8,973)	$(4,968)

Weighted average shares	44,995	35,127	41,718	34,710

Basic and diluted loss per common share	$(0.16)	$(0.08)	$(0.22)	$(0.14)

All potential common shares were excluded from the calculation of net loss per share for the periods presented because their impact is antidilutive. At December 31, 2010, employee and non-executive director options (3,978,000), warrants (7,070,000), performance based consultant options (375,000), Series C preferred stock (5,000,000) and Series B preferred stock (500,000) were outstanding. At December 31, 2009, employee and non-executive director options (4,152,000), warrants (720,000), performance based consultant options (375,000) and Series B preferred stock (500,000) were outstanding. In addition, at December 31, 2009, warrants to purchase 3,400,000 shares of common stock were outstanding of which approximately 700,000 were exercised and 2,700,000 expired by March 10, 2010, the warrant expiration date.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.	Share-Based Compensation

Share-based compensation by category is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
SG&A	$26	$58	$52	$101
Product development	4	9	9	23
Cost of revenues	3	4	5	9

Share-based compensation expense	$33	$71	$66	$133

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

Stock option activity under the Employees and Non-Executive Directors Stock Option Plans (the “Plans”) for the period ended December 31, 2010 is as follows (in thousands, except per share and average life data):

Employees Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, June 30, 2010	3,781	$3.10	6.49
Granted	20	0.67
Expired/forfeited	(366)	3.80

Outstanding, December 31, 2010	3,435	$3.01	6.18	$8

Exercisable at December 31, 2010	2,263	$3.83	4.82	$5

Expected to vest at December 31, 2010	920	$1.43	8.83	$2

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Non-Executive Director Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2010	493	$3.06	4.76
Granted	50	0.63

Outstanding, December 31, 2010	543	$2.84	4.75	$—

Non-executive director options are granted at market price and vest on the grant date.

As of December 31, 2010, there was approximately $647,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. Approximately $165,000 of this expense is expected to be recognized over a weighted-average period of 16 months. The remaining expense will be recognized if certain vesting conditions are met during the next 21 months.

There were no options exercised for the six month period ended December 31, 2010. The total intrinsic value of options exercised was $3,600 for the six months ended December 31, 2009. The weighted average grant date fair value of options granted during the six month periods ended December 31, 2010 and 2009 was approximately $0.47 and $0.79, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of options vested was $124,000 and $160,000 for the six month periods ended December 31, 2010 and 2009, respectively.

During fiscal 2006 the company issued 375,000 stock options to an independent consultant, exercisable at $3.25 per share. These options do not vest until the consultant realizes at least $1.0 million in sales of the company’s products; therefore no expense has been recorded as no sales have been realized through December 31, 2010. These options are not included in the disclosures above. These options expire at the later of seven years from the grant date or five years from the vesting date.

Effective January 17, 2007, the Board of Directors amended the terms of existing stock options previously granted to the company’s current employees whereby such options expire ten years from the original grant date. The incremental share-based compensation expense related to this change was amortized as the related options vested through June 30, 2010.

On January 17, 2007, the shareholders approved several amendments to the 2001 Non-Executive Director Stock Option Plan whereby non-executive director stock options expire ten years from the original date of grant, non-executive directors will have up to two years to exercise their options after leaving the board and may elect to receive up to 50% of their cash director compensation in restricted common stock of the company issued at fair value in accordance with the terms of the Plan. On May 20, 2009, the shareholders approved an amendment to increase this percentage to 100%. During the six months ended December 31, 2010, the company issued 50,198 shares of restricted common stock (valued at approximately $31,625) to certain non-executive directors in connection with this program. In February 2011, the company issued 48,612 shares of restricted common stock (valued at approximately $21,875) to such directors under the program.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Comprehensive Loss:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

Net loss as reported	$(7,275)	$(2,819)	$(8,872)	$(4,932)
Currency translation adjustment	4	(5)	15	(7)

Comprehensive loss	$(7,271)	$(2,824)	$(8,857)	$(4,939)

5.	Marketable Securities

At December 31, 2010 our marketable securities consisted primarily of money market investments. We classify our investments as “available for sale” and they have been recorded at cost which approximates fair market value due to their variable interest rates. As a result, we have had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from such investments through December 31, 2010. All income generated from these investments is recorded as interest income.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

that provide electronic signature and time stamping capabilities for a variety of corporate processes including electronic billing and archiving solutions, and security technology offerings. Our web-based services and software applications are compliant with applicable digital signature rules and guidelines.

Revenues from external customers include revenues from the German operations of approximately $880,000 and $1,562,000 for the three and six month periods ended December 31, 2010 and $904,000 and $2,400,000 for the three and six month periods ended December 31, 2009. This operation had assets, excluding goodwill, of approximately $659,000 and $923,000 at December 31, 2010 and 2009, respectively. As discussed more fully in Note 10 of Notes to Condensed Consolidated Financial Statements, the company recorded a goodwill impairment charge related to this segment during the quarter ended December 31, 2010.

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

The company and EncounterCare Solutions, Inc. each own fifty percent of the joint venture and neither party has any special rights under the joint venture agreement. At December 31, 2010 and 2009, ExpressMD Solutions did not have any assets or liabilities and EncounterCare Solutions, Inc. does not have any recourse to our general credit. ExpressMD Solutions is consolidated in our financial statements because we are currently electing to provide the majority of funding for the joint venture and are deemed to be the primary beneficiary. For the three and six month periods ended December 31, 2010, we made advances of approximately $156,000 and $309,000, respectively to the joint venture to cover development and operating expenses. To date, the company’s total advances to the joint venture of approximately $1,341,000 have been in excess of the amounts required under the joint venture operating agreement entered into by the company. Although we expect to recover these advances as the joint venture generates revenues, there can be no assurance that such amounts will be recovered. Therefore, these amounts have been expensed as incurred and charged to selling, general and administrative expenses. In addition, we may decide to advance additional amounts to further joint venture activities.

9.	Inventory

In connection with our manufacturing and sales plans for the ExpressMD Solutions telehealth service, the company has purchased certain components and contract manufacturing services for the production of the monitoring appliance. These inventory amounts are stated at the lower of cost or market and consist of the following (in thousands):

	December 31, 2010	June 30, 2010

Purchased components	$3,789	$4,017
Finished goods	967	572

Total inventory	$4,756	$4,589

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

10.	Goodwill and Other Intangible Assets

The company performs an annual impairment analysis of goodwill at the end of the fiscal year. Any adverse development or change in its business during the year would require an interim assessment. As a result of current period operating results for our German operations which were below forecast, a revised forecast that anticipates slower growth in future revenues and cash flows compared to similar analyses conducted in the past, certain unsolicited market information regarding the business and uncertainty regarding the recovery of the market for comparable assets, the company reviewed its impairment analysis as of December 31, 2010. Based on this review, the company concluded that the carrying amount of the related goodwill was impaired. Although management expects the German business to achieve profitability in the future, reduced expectations for such results and uncertainty about the time needed for the business to achieve sustained profitability and positive cash flows resulted in the impairment and the company recorded a non-cash goodwill impairment expense of $5,400,000 related to its German operations during the quarter ended December 31, 2010. This represents the company’s best estimate of value, less cost to sell, and could be adjusted if actual experience differs from estimates. As of December 31, 2010 and 2009 goodwill of $1,891,000 and $7,291,000, respectively, relates to our business in Germany.

Other intangible assets are included in other assets and consist of the following (in thousands):

	December 31, 2010			June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years

Patents	$342	$187	$155	$342	$176	$166	17
Trademarks	146	64	82	146	60	86	20
Acquired technologies	72	72	—	72	72	—	2
Licenses	1,281	1,207	74	1,275	1,165	110	3

Total	$1,841	$1,530	$311	$1,835	$1,473	$362

The company amortizes other intangible assets under the straight line method. Amortization expense was approximately $31,000 and $57,000 for the three and six months ended December 31, 2010. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

2011	$54
2012	59
2013	27
2014	27
2015	26
Thereafter	118

$311

11.	Redeemable Preferred Stock

In connection with the private placement transaction discussed in Note 19 of Notes to Condensed Consolidated Financial Statements, in October 2010 the company issued a total of 1,250,000 shares of Series C 15% convertible redeemable preferred stock. Each share of preferred stock has a stated value of $1.60 per share, and, subject to the rights of the company’s senior securities, has the following rights: (i) to receive dividends which accrue at the rate of 15% per annum payable in shares of common stock upon conversion or in cash upon redemption; (ii) effective upon shareholder approval, will convert into shares of common stock determined by dividing the stated value, plus accrued and unpaid dividends, by the conversion price, which is initially $0.40; (iii) to receive a liquidation preference equal to the sum of the stated value of each share of preferred stock, plus dividends; and (iv) unless converted, to be redeemed by the company 18 months from the date of issuance at a redemption price equal to the 102.5% of the stated value of the preferred stock, plus any accrued but unpaid dividends. Conversion of the shares of preferred stock is subject to the approval of the company’s stockholders in accordance with the Listing Rules of the Nasdaq Stock Market. If the company’s shareholders approve the conversion, the aggregate stated value of the shares of preferred stock will automatically convert into 5,000,000 shares of common stock.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

At December 31, 2010, the company has accrued dividends in the amount of approximately $65,000 related to these shares of preferred stock. The stated value of the preferred shares and the related accrued dividends are presented as temporary equity under the caption Redeemable preferred stock in the Condensed Consolidated Balance Sheet in accordance with the rules of the Securities and Exchange Commission.

As discussed more fully in Note 13 of Notes to Condensed Consolidated Financial Statements, since the company will be required to first redeem the Series B preferred stock before it redeems the Series C preferred stock, amounts related to the Series B preferred stock are presented as temporary equity as of December 31, 2010.

12.	Shareholder’s Equity

The changes in shareholders’ equity for the six months ended December 31, 2010 are summarized as follows (in thousands):

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, June 30, 2010	$3	$38	$170,490	$(155,518)	$(135)	$14,878

Preferred stock dividends				(101)		(101)
Share-based compensation expense			66			66
Issuance of common stock, net		8	2,448			2,456
Restricted shares issued for services			31			31
Issuance of warrants for services			24			24
Currency translation adjustment					15	15
Reclass Series B preferred stock	(3)		(697)			(700)
Net loss				(8,872)		(8,872)

Balance, December 31, 2010	$—	$46	$172,362	$(164,491)	$(120)	$7,797

During the six months ended December 31, 2010, no options or common stock warrants were exercised.

13.	Preferred Stock - Series B

As of December 31, 2010, there are 28,000 shares of Series B preferred stock outstanding. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note. The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. The Company will be required to first redeem the Series B preferred stock if it is required to redeem the Series C preferred stock. Accordingly, as of December 31, 2010 , the redemption value of the preferred shares and the related accrued dividends are presented as temporary equity under the caption Redeemable preferred stock in the Condensed Consolidated Balance Sheet in accordance with the rules of the Securities and Exchange Commission. At December 31, 2010, the company has accrued dividends in the amount of $17,500 which remain unpaid.

14.	Commitments and Contingencies

Between June and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York (the “District Court”) against our company and certain of its current and former directors and former officers. Plaintiffs in those actions alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The securities law claims were based on the allegations that we failed to disclose that our August 2002 agreement with the USPS contained certain performance metrics, and that the USPS could cancel the agreement if we did not meet these metrics; that we did not disclose complete and accurate information as to our performance under, and efforts to renegotiate, the USPS agreement; and that when we did disclose that the USPS might cancel the agreement, the market price of our stock declined. On October 5, 2005 the Court consolidated the class actions under the caption In re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS), and appointed the Illinois State Board of Investment as lead plaintiff under

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

the Private Securities Litigation Reform Act. The plaintiff filed an amended consolidated complaint on January 3, 2006, which asserted the same claims as the prior complaints and also alleged that Authentidate violated the federal securities laws by misrepresenting that it possessed certain patentable technology. On July 14, 2006, the District Court dismissed the amended complaint in its entirety; certain claims were dismissed with prejudice and plaintiff was given leave to replead those claims which were not dismissed with prejudice. In August 2006, plaintiff filed a second amended complaint, which did not assert any claims relating to the company’s patents or under the Securities Act of 1933, but which otherwise was substantially similar to the prior complaint. The second amended complaint sought unspecified monetary damages. The company moved to dismiss the second amended complaint on November 13, 2006. On March 26, 2009, the District Court dismissed, with prejudice, the second amended complaint. The lead plaintiff filed an appeal and a hearing in the case was held before the U.S. Court of Appeals for the Second Circuit on February 3, 2010. On March 12, 2010, the U.S. Court of Appeals for the Second Circuit issued an order affirming in part and vacating and remanding in part the March 26, 2009 order of dismissal. On December 23, 2010, the company and certain of its current and former directors and former officers entered into a settlement. As set forth more fully in the Stipulation of Settlement, if the settlement is given final approval by the District Court, among other things: (i) all claims will be dismissed with prejudice and released; and (ii) a payment of $1.9 million will be made for the benefit of the settlement class, which will be funded by the company’s insurance carrier. On February 2, 2011, the District Court entered an order that preliminarily approved the Stipulation of Settlement; preliminarily certified a settlement class of all persons who purchased the company’s common stock between July 16, 2004 and May 27, 2005, inclusive; and scheduled a hearing for July 20, 2011 to determine whether to grant final approval of the settlement.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2010, we are not aware of any obligations under such indemnification agreements that would require material payments.

15.	Income Taxes

The company continues to fully recognize its tax benefits which are offset by a valuation allowance due to the uncertainty that the deferred tax assets will be realized. We will continue to evaluate the realizability of our domestic net deferred tax assets and may record additional benefits in future earnings if we determine the realization of these assets is more likely than not.

16.	Other Income (Expense)

Other income (expense) consists of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

Interest income	$—	$48	$8	$95
Rental income	—	45	7	90
Net gain from sale of non-core assets	—	—	351	—
Deferred financing costs	—	(533)		(533)
Other	—	(8)	—	(6)

Total other income (expense)	$—	$(448)	$366	$(354)

On September 23, 2009, the company entered into a binding Standby Commitment (the “Commitment”) with an accredited investor (the “Investor”) for up to $3,000,000 in financing during the 12-month commitment term. The Commitment provided that if the company closed a financing with a third party or sold certain of its assets then the company would redeem any outstanding borrowings and the Commitment amount would be reduced to the extent of the net proceeds from such transactions. The company did not issue any convertible debentures pursuant to the Commitment and the commitment was reduced to zero in connection with a registered direct offering completed in December 2009. In connection with the Commitment, the company granted 400,000 warrants to the Investor in consideration of the Commitment to provide the financing. The warrants will be exercisable for five years at an exercise price of $1.20 per share. The Investor is an entity affiliated with Mr. Douglas Luce, who is a brother of Mr. J. David Luce, a member of the company’s Board of Directors. The warrants will be restricted securities issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. In connection with issuance of the 400,000 warrants related to the Commitment, the company recorded non-cash deferred financing costs and additional paid-in capital of approximately $533,000. These warrants were valued using the Black-Scholes option pricing model. Following the closing of the company’s financing transaction in December 2009 and subsequent warrant exercises in January 2010, the Commitment amount was reduced to zero and the deferred financing costs were fully amortized as other expense during the quarter ended December 31, 2009.

17.	Fair Value Measurements

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The company’s assets subject to fair value measurements as of December 31, 2010 are as follows (in thousands):

	Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3

Current marketable securities - available for sale	$980	$980	$—	$—

Total	$980	$980	$—	$—

At June 30, 2010, the company had approximately $2.0 million of assets held for sale that were valued on a non-recurring basis using level 3 inputs. These assets were sold in July 2010. For the six months ended December 31, 2010, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings.

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

18.	Accounting Standards Adopted in Fiscal 2011

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

•

ASU 2010-29, “ Business Combination (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” which clarifies that for business combinations that are material on an individual or aggregate basis, a public entity that presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures to include a description of the nature and amounts of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The adoption of ASU’s described above had no impact on the company’s results of operations or financial position.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

19.	Private Placement

On October 12, 2010, the company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with selected institutional and accredited investors (the “Investors”) to sell and issue $5.0 million of units of its securities in a private placement under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder (the “Private Placement”). In the aggregate, the company agreed to sell 1,250,000 units of securities, at a price of $4.00 per unit, with the units consisting of a total of 7,500,000 shares of common stock, 1,250,000 shares of Series C 15% convertible redeemable preferred stock (the “Preferred Stock”), and warrants to purchase an additional 6,250,000 shares of common stock (the “Warrants”). Each individual unit consists of six shares of common stock, one share of preferred stock and five warrants. The transaction closed on October 13, 2010 and the company received net proceeds from the Private Placement of approximately $4.46 million after the deduction of offering expenses of approximately $540,000.

In this transaction, the company issued a total of 1,250,000 shares of Preferred Stock. Each share of Preferred Stock has a stated value of $1.60 per share, and, subject to the rights of the company’s senior securities, has the following rights: (i) to receive dividends which accrue at the rate of 15% per annum payable in shares of common stock upon conversion or in cash upon redemption; (ii) effective upon shareholder approval, will convert into shares of common stock determined by dividing the stated value, plus accrued and unpaid dividends, by the Conversion Price, which is initially $0.40; (iii) to receive a liquidation preference equal to the sum of the stated value of each share of Preferred Stock, plus dividends; and (iv) unless converted, to be redeemed by the company 18 months from the date of issuance at a redemption price equal to the 102.5% of the stated value of the Preferred Stock, plus any accrued but unpaid dividends. Conversion of the shares of Preferred Stock is subject to the approval of the company’s stockholders in accordance with the Listing Rules of the Nasdaq Stock Market. If the company’s shareholders approve the conversion, the aggregate stated value of the shares of Preferred Stock will automatically convert into 5,000,000 shares of common stock.

Commencing on the six month anniversary of the closing, the Warrants will be exercisable for shares of the company’s common stock at an exercise price of $0.70 per share for a period of 54 months and will be exercisable for cash or by net exercise in the event that there is no effective registration statement covering the resale of the shares of common stock underlying the Warrants. No Investor is permitted to exercise a Warrant, or part thereof, if, upon such exercise, the number of shares of common stock beneficially owned by the Investor would exceed 19.99% of the number of shares of common stock then issued and outstanding, unless the company’s stockholders have approved such issuance. The value of these warrants using the Black-Scholes option pricing model was approximately $2,853,000.

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

This registration statement was declared effective on December 9, 2010. In the event it ceases to remain continuously effective as required by the Registration Rights Agreement (each such event, a “Registration Default”), then the company has agreed to pay each Investor as liquidated damages an amount equal to 1.0% of the purchase price paid by each such Investor with respect to any Registrable Securities then held and not registered pursuant to an effective registration statement, per 30-day period or portion thereof during which the Registration Default remains uncured thereafter, subject to a limitation of 6% per Registration Default. In addition, the company agreed to keep the Registration Statement continuously effective until the earlier to occur of (i) the date after which all of the Registrable Shares registered thereunder shall have been sold and (ii) the date on which 100% of the Registrable Securities covered by such Registration Statement may be sold without volume restrictions pursuant to Rule 144 under the Securities Act of 1933, as amended.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results

Certain statements in this Form 10-Q, including information set forth under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). We desire to avail ourselves of certain “safe harbor” provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involving known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of our software and services, competition, pricing, technological changes, implementation of our business plan, and other risks as discussed in our filings with the Securities and Exchange Commission, in particular our Annual Report on Form 10-K for the year ended June 30, 2010, all of which risk factors could adversely affect our business and the accuracy of the forward-looking statements contained herein.

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

Authentidate currently operates its business in the United States and Germany with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. In the United States the business is engaged in the development and sale of web-based services largely based on our Inscrybe® platform and related capabilities and telehealth services through our ExpressMD™ Solutions joint venture. The company had offered its patent-pending content authentication technology in the form of the USPS Electronic Postmark® (USPS EPM®). However, the company’s contract with the United States Postal Service® (USPS®) for the use of the USPS EPM® brand was allowed to expire as of December 31, 2010, in accordance with its terms. The USPS and the company will endeavor to work together to ensure a smooth transition from the USPS EPM brand, which includes a verification service for existing USPS EPMs for the required seven-year period. The company will continue to provide customers with uninterrupted content authentication and time and date stamping services under the Authentidate brand as it transitions from the USPS brand. In Germany the business is engaged in the development and sale of software applications that provide electronic signature and time stamping capabilities for a variety of corporate processes including electronic billing and archiving solutions and security technology offerings. Our web-based services and software applications are compliant with applicable digital signature rules and guidelines. We sell our web-based services and software applications through a direct sales effort and reseller arrangements.

For a number of years, we have experienced net losses and negative cash flow from operating activities. Our principal activities during this period have focused on developing new products and services, hiring management, refining our business strategies and repositioning our businesses for growth. Although we believe we are well positioned for such growth, we expect to continue to generate net losses and negative cash flow for the foreseeable future as we seek to expand our potential markets and generate increased revenues. See “Liquidity and Capital Resources”. As described in greater detail below, in October 2010 we completed a private placement of our securities with certain institutional and accredited investors from which we received net proceeds of approximately $4.46 million. The private placement was conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated thereunder. We are using the proceeds derived from this transaction for working capital and general corporate purposes, including supporting the rollout of our ExpressMD telehealth products and services.

We have continued to take steps to refine our core service offerings, significantly expand our addressable markets, manage operating costs and position the company for long-term growth. In the United States we are focused on refining and marketing Inscrybe® Healthcare, an automated and trusted health information exchange and workflow management service targeting the needs of enterprises in the healthcare market, and our ExpressMD telehealth products and services. Since receiving 510(k) market clearance from the FDA for the monitoring appliance in April 2009 we have been implementing our manufacturing and sales plans for ExpressMD and have started to deploy units and services with customers. We believe our business will benefit from federal government healthcare reforms and trends in the U.S. healthcare industry to significantly reduce costs, shorten the length of hospital stays, shift patient care towards wellness and preventative care programs and automate healthcare records and processes. Although we have taken steps to focus our business in these areas, our progress will be impacted by the timing of customer contracts and implementations and the market acceptance of our products and services. Over this same period our business unit in Germany has continued to focus on growing acceptance for its electronic signature and time stamping products and on further penetrating the German healthcare market with its security technology offerings.

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

Goodwill

Goodwill is reviewed for impairment annually and whenever events such as significant changes in the business climate, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. We perform our annual goodwill impairment test at the end of each fiscal year using a discounted cash flow approach.

Revenue Recognition

Revenue is derived from transaction fees for web-based hosted software and related services software licenses, maintenance arrangements, and post contract customer support services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered items in the arrangement; if the arrangement includes a general right of return relative to the delivered items, and delivery or performance of the undelivered item is considered probable and substantially in our control. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement. If these criteria are met, we allocate total revenue among the elements based on the sales price of each element when sold separately which is referred to as vendor specific objective evidence or VSOE.

Revenue from web-based hosted software and related services and post contract customer support services is recognized when the related service is provided and, when required, accepted by the customer. Software license revenue is recognized when the criteria discussed above is met. Maintenance and hosting services revenue is recognized over the period in which the service is performed. Revenue from multiple element arrangements that cannot be allocated to identifiable items is recognized ratably over the contract term which is generally one year.

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

Results of Operations

Three and six months ended December 31, 2010 compared to three and six months ended December 31, 2009

Revenues were $1,578,000 for the quarter ended December 31, 2010 compared to $1,528,000 for the prior year period. These results reflect a decrease in revenues from our German operations due primarily to the timing of certain contract awards and project implementations and, to a lesser extent, a shift to more transaction-based software-as-a-service projects. This decrease partially offset an increase of approximately 12% in U.S. revenues from increases in transaction volumes and new customer projects. Revenues for the six months ended December 31, 2010 were approximately $2,940,000 compared to $3,550,000 for the prior year period reflecting the same trends as the quarter.

Cost of revenues increased to $766,000 for the quarter ended December 31, 2010 compared to $676,000 for the same period in the prior year. This increase is due primarily to higher hardware costs for certain projects and higher maintenance and data center expenses. Cost of revenues for the six months ended December 31, 2010 decreased to $1,358,000 compared to $1,546,000 for the prior year period reflecting lower hardware costs in the current year period.

Selling general and administrative (SG&A) expenses decreased to $1,998,000 for the quarter ended December 31, 2010 compared to $2,480,000 for the prior year period. The decrease reflects our cost management activities for the period and the timing of audit and related expenses from period to period. SG&A expenses for the six months ended December 31, 2010 decreased to $4,031,000 compared to $5,058,000 for the prior year period reflecting the same trends as the quarter.

Product development expenses were $396,000 for the quarter ended December 31, 2010 compared to $470,000 for the prior year period. Product development expenses fluctuate period to period based on the amounts capitalized. Total spending for the quarter, including capitalized amounts, was $396,000 compared to $512,000 for the prior year reflecting our cost management activities. Product development expenses for the six months ended December 31, 2010 were $806,000 compared to $977,000 for the prior year period. Total spending for the period, including capitalized amounts, was $807,000 compared to $1,056,000 for the prior year period reflecting the same trends as the quarter.

Depreciation and amortization expense was $293,000 compared to $273,000 for the prior year period. This change is due primarily to an increase in amortization of capitalized software. For the six month period depreciation and amortization was $583,000 compared to $547,000 for the prior year period reflecting the same trends as the quarter.

Goodwill impairment expense was $5,400,000 for the three and six month periods ended December 31, 2010 compared to $0 for the prior year period. This non-cash charge relates to our German operations and resulted from an updated analysis of current operating results which were below forecast, reduced expectations for future growth in revenues and cash flows compared to similar analyses conducted in the past, certain unsolicited market information regarding the business and uncertainty regarding the recovery of the market for comparable assets.

Interest and other income was $0 for the quarter ended December 31, 2010 compared to $85,000 for the prior year period due primarily to the sale of non-core assets discussed below. For the six months ended December 31, 2010 interest and other income was $366,000 compared to $179,000 for the prior year period. This increase reflects a gain on the sale of certain non-core assets in July 2010 of approximately $351,000 offset in part by lower interest and rental income for the period as a result of such sale. For the three and six month periods ended December 31, 2009 other expense included a non-cash expense of $533,000 to amortize deferred financing costs related to a standby financing commitment discussed more fully in Note 16 of Notes to Condensed Consolidated Financial Statements which resulted in a net expense for the periods.

Net loss for the quarter ended December 31, 2010 was $7,275,000, or $0.16 per share, compared to $2,819,000, or $0.08 per share, for the prior year period. The net loss for the period reflects higher U.S. revenues and lower expenses from our cost management activities, which were offset by the non-cash goodwill impairment charge discussed above and lower revenues from our German operations. For the six months ended December 31, 2010 net loss was $8,872,000, or $0.22 per share, compared to $4,932,000, or $0.14 per share, for the prior year period. The net loss for the period primarily reflects the same trends as the quarter and the gain on the sale of certain non-core assets discussed above.

Liquidity and Capital Resources

Overview

Our operations and product development activities have required substantial capital investment to date. Our primary sources of funds have been the issuance of equity and the incurrence of third party debt. In February 2004, we sold 5,360,370 common shares in private placements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506, promulgated thereunder and received net proceeds of approximately $69,100,000 after payment of offering expenses and broker commissions. The proceeds received from this financing have been used to provide funding for our operations and product development activities. In addition, we completed a $3,400,000 registered direct offering of shares of common stock and warrants in December 2009 and received net proceeds of approximately $3,500,000 from this financing and the related warrant exercises. As described in greater detail in Notes 6 and 19, respectively, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, in July 2010 we completed the sale of certain non-core assets and received net proceeds of approximately $2,350,000 and on October 13, 2010, the company completed the sale of $5,000,000 of its securities to institutional and accredited investors in a private placement transaction under Section 4(2) of the Securities Act of 1993, as amended, and Rule 506 of Regulation D, promulgated thereunder and received net proceeds of approximately $4,460,000 from this transaction. We are using the proceeds from these transactions for working capital and general corporate purposes, including supporting the rollout of our ExpressMD telehealth products and services.

Expenditures for property and equipment totaled approximately $18,000, expenditures for software licenses totaled approximately $6,000 and capitalized software development expenditures totaled approximately $1,000 for the six months ended December 31, 2010. We have developed and intend to continue to develop new applications to grow our business and address new markets.

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

Cash Flows

At December 31, 2010, cash, cash equivalents and marketable securities amounted to approximately $4,096,000 and total assets at that date were $15,551,000. Since June 30, 2010 cash, cash equivalents and marketable securities increased approximately $2,584,000 from the sale of non-core assets and the issuance of company securities offset by cash used principally to fund operating losses, product development activities, joint venture investments, changes in working capital and capital expenditures during the six months ended December 31, 2010. Cash used for the period includes investments in joint venture inventory and operations of approximately $697,000 and $309,000, respectively, and the prepayment of certain insurance premiums and maintenance contracts. We expect to continue to use cash to fund operating losses, product development activities, joint venture investments and capital expenditures for the foreseeable future.

Net cash used by operating activities for the six months ended December 31, 2010 was approximately $4,159,000 compared to $5,158,000 for the prior year period. This change reflects our cost management activities offset in part by the joint venture investments and prepayments discussed above.

Net cash provided by investing activities, excluding purchases and sales of marketable securities, was $2,326,000 for the six months ended December 31, 2010 compared to a use of $106,000 for the prior year period. This change is due primarily to net proceeds from the sale of non-core assets discussed above.

Net cash provided by financing activities for the six months ended December 31, 2010 was approximately $4,402,000 compared to $2,863,000 for the prior year period. These amounts are due primarily to the private placement transaction in 2010 and the registered direct offering in 2009 discussed above.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits, product development activities, capital expenditures and joint venture activities. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings. As mentioned in the Overview Section, we believe that the company will benefit from the federal government healthcare reforms and industry trends focused on automation and cost reduction. For the three and six months ended December 31, 2010, the company incurred a net loss of $7,275,000 and $8,872,000, respectively, including a non-cash goodwill impairment charge of $5,400,000. As of December 31, 2010, cash, cash equivalents and marketable securities were $4,096,000, the company had working capital of $6,214,000, an accumulated deficit of $164,491,000 and total shareholders’ equity of $7,797,000. These conditions indicate that the company may be unable to continue as a going concern. Based on our business plan and resources available at December 31, 2010, we believe that we have sufficient working capital to fund our operations for the next twelve months. However, no assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations. If cash flows from operations, however, are less than expected, we may need to reduce expenses or seek additional capital. There can be no assurance that the company will be successful in raising additional capital, or securing financing if needed or on terms satisfactory to the company. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition.

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

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of December 31, 2010, no shares of the Series B preferred stock have been redeemed.

Between June and August 2005, several purported shareholder class and derivative actions were filed against our company and certain current and former directors and former officers. The complaints and current status of these actions are described in detail under the caption “Legal Proceedings,” appearing in Item 1 of Part II of this Quarterly Report on Form 10-Q. On December 23, 2010, the company and certain of its current and former directors and former officers entered into a settlement. As set forth more fully in the Stipulation of Settlement, if the settlement is given final approval by the District Court, among other things: (i) all claims will be dismissed with prejudice and released; and (ii) a payment of $1.9 million will be made for the benefit of the settlement class, which will be funded by the company’s insurance carrier. On February 2, 2011, the District Court entered an order that preliminarily approved the Stipulation of Settlement; preliminarily certified a settlement class of all persons who purchased the company’s common stock between July 16, 2004 and May 27, 2005, inclusive; and scheduled a hearing for July 20, 2011 to determine whether to grant final approval of the settlement.

In connection with the private placement, we filed with the Secretary of State of Delaware a Certificate of Designations, Preferences and Rights and Number of Shares of Series C 15% convertible redeemable preferred stock, or the Series C Designation. The Series C Designation provides for the mandatory redemption of all outstanding shares of Series C preferred stock upon their stated maturity date, which is April 12, 2012, the 18 month anniversary of the original issue date, unless prior to such date, our shareholders approve the conversion of the shares of Series C preferred stock into shares of our common stock. If we are required to redeem the shares of Series C preferred stock, we will be required to pay to the holders of the shares of Series C preferred stock a total redemption price equal to 102.5% of the stated value of the Series C shares, plus dividends, which would be $2,500,000. In addition, if at the maturity date of the Series C preferred stock, any shares of our Series B preferred stock remain outstanding, we will be required to redeem all such outstanding shares of Series B preferred stock immediately prior to the redemption of the Series C preferred stock. There are currently 28,000 shares of Series B preferred stock outstanding and the total redemption payment for the Series B preferred stock is equal to $700,000 plus any accrued, but unpaid dividends thereon as of such redemption date. Accordingly, the redemption of these securities may have an adverse effect on our cash position.

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

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of December 31, 2010 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Total operating leases	$3,802	$787	$1,948	$1,024	$43

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

Present Accounting Standards Not Yet Adopted

In December 2010 the FASB issued Accounting Standards Update (ASU) 2010-28 “Intangibles – Goodwill and Other (Topic350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have approximately $980,000 invested in short-term investments as of December 31, 2010. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At December 31, 2010, our unrestricted cash and marketable securities totaled approximately $4,096,000, of which approximately $980,000 was invested in money market investments. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses. For more information on our investments see Note 5 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

Between June and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York (the “District Court”) against our company and certain of our current and former directors and former officers. Plaintiffs in those actions alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The securities law claims were based on the allegations that we failed to disclose that our August 2002 agreement with the USPS contained certain performance metrics, and that the USPS could cancel the agreement if we did not meet these metrics; that we did not disclose complete and accurate information as to our performance under, and efforts to renegotiate, the USPS agreement; and that when we did disclose that the USPS might cancel the agreement, the market price of our stock declined. On October 5, 2005 the Court consolidated the class actions under the caption In re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS), and appointed the Illinois State Board of Investment as lead plaintiff under the Private Securities Litigation Reform Act. The plaintiff filed an amended consolidated complaint on January 3, 2006, which asserted the same claims as the prior complaints and also alleged that Authentidate violated the federal securities laws by misrepresenting that it possessed certain patentable technology. On July 14, 2006, the District Court dismissed the amended complaint in its entirety; certain claims were dismissed with prejudice and plaintiff was given leave to replead those claims which were not dismissed with prejudice. In August 2006, plaintiff filed a second amended complaint, which did not assert any claims relating to the company’s patents or under the Securities Act of 1933, but which otherwise was substantially similar to the prior complaint. The second amended complaint sought unspecified monetary damages. The company moved to dismiss the second amended complaint on November 13, 2006. On March 26, 2009, the District Court dismissed, with prejudice, the second amended complaint. The lead plaintiff filed an appeal and a hearing in the case was held before the U.S. Court of Appeals for the Second Circuit on February 3, 2010. On March 12, 2010, the U.S. Court of Appeals for the Second Circuit issued an order affirming in part and vacating and remanding in part the March 26, 2009 order of dismissal. On December 23, 2010, the company and certain of its current and former directors and former officers entered into a settlement. As set forth more fully in the Stipulation of Settlement, if the settlement is given final approval by the District Court, among other things: (i) all claims will be dismissed with prejudice and release; and (ii) a payment of $1.9 million will be made for the benefit of the settlement class, which will be funded by the company’s insurance carrier. On February 2, 2011, the District Court entered an order that preliminarily approved the Stipulation of Settlement; preliminarily certified a settlement class of all persons who purchased the company’s common stock between July 16, 2004 and May 27, 2005, inclusive; and scheduled a hearing for July 20, 2011 to determine whether to grant final approval of the settlement.

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

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Report on Form 10-Q and a restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2010. You should carefully consider the risks described below, together with all of the following risk factors and the other information included in this report, in considering our business herein as well as the information included in other reports and prospects. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations, financial condition and/or operating results. If any of the matters or events described in the following risks actually occurs, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment due to any of these risks.

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred net losses of approximately $9,005,000, $9,367,000, and $15,811,000 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. We also had a net loss of approximately $8,872,000 for the six months ended December 31, 2010, including a non-cash goodwill impairment charge of $5,400,000, and an accumulated deficit of approximately $164,491,000 at December 31, 2010. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers or our ability to derive revenues from our joint venture. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we may not be profitable in any future period.

Our capital requirements have been significant and we may need to raise additional capital to finance our operations.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements and registered offerings of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software, services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $8,363,000, $7,910,000, and $14,903,000 in cash for continuing operating activities for the fiscal years ended June 30, 2010, 2009 and 2008, respectively, and $4,159,000 for the six months ended December 31, 2010. Our available cash, cash equivalents and marketable securities as of December 31, 2010 totaled approximately $4,096,000 . We expect our existing resources and revenues generated from operations to satisfy our working capital requirements for at least the next twelve months. No assurances can be given that we will be able to attain revenue levels and support our costs through revenues derived from operations. If our available cash and projected revenue levels are not sufficient to sustain our operations, we will need to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. There can be no assurance, however, that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially, which could have a material adverse effect on our business, financial condition and results of operations. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

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

We may need to incur additional costs in our efforts to successfully commercialize the technology supporting our content authentication service.

In July 2007, we entered into a new three-year license agreement with the U.S. Postal Service® (USPS) to act as a non-exclusive authorized service provider of the USPS Electronic Postmark® (EPM). Pursuant to this license agreement, the USPS granted the company a non-exclusive, worldwide license to use its applicable trademarks and other intellectual property rights for the EPM service in order to enable us to offer the EPM service directly to the market. The USPS defined and maintained the technical and operational standards for the EPM service, and served as backup verifier for all EPM transactions. Authentidate was the first provider to be authorized in a new standards-based EPM service model created by the USPS to help ensure performance standards and facilitate the development of a multi-provider environment. We operated the EPM service on behalf of the USPS since March 2003, under a strategic alliance agreement that expired on July 31, 2007. This license agreement was effective as of August 1, 2007 and had been extended through December 2010. However, the license agreement was allowed to expire as of December 31, 2010, in accordance with its terms. The USPS has notified the company that it hopes to develop a revised framework for the next generation of the USPS EPM and may revamp the program in the future. The USPS and the company will endeavor to work together to ensure a smooth transition from the USPS EPM brand, which includes a verification service for existing USPS EPMs for the required seven-year period. The company will continue to provide customers with uninterrupted content authentication and time and date stamping services utilizing its proprietary intellectual property rights under the Authentidate brand. In addition, this transition will not impact the performance or capabilities of our other products and solutions, including our suite of Incsrybe® offerings and the telehealth services provided through Express MD™ Solutions. In light of these developments, we may need to incur additional costs in order to commercialize this technology.

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

As described in detail in our periodic reports filed with the SEC, several purported class action complaints were filed in federal court alleging our company and certain of our current and former directors and former officers violated the federal securities laws. Subsequently, four purported shareholder derivative actions were filed against certain of our current and former directors and former officers based on allegations substantially similar to those set forth in the purported class actions. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows. As previously reported in March 2009, the United States District Court for the Southern District of New York (the “District Court”) dismissed with prejudice the second amended complaint that had been filed in a shareholder class action against the company and certain current and former directors and former officers. On March 16, 2010, we reported that the United States Court of Appeals for the Second Circuit issued an order affirming in part and vacating and remanding in part the March 2009 decision of the District Court. On December 23, 2010, the company and certain of its current and former directors and former officers entered into a settlement. As set forth more fully in the Stipulation of Settlement, if the settlement is given final approval by the District Court, among other things: (i) all claims will be dismissed with prejudice and release; and (ii) a payment of $1.9 million will be made for the benefit of the settlement class, which will be funded by the company’s insurance carrier. On February 2, 2011, the District Court entered an order that preliminarily approved the Stipulation of Settlement; preliminarily certified a settlement class of all persons who purchased the company’s common stock between July 16, 2004 and May 27, 2005, inclusive; and scheduled a hearing for July 20, 2011 to determine whether to grant final approval of the settlement.

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

We evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. Goodwill is evaluated annually for impairment at the end of each fiscal year, regardless of events and circumstances. As of December 31, 2010, we had approximately $1,941,000 of goodwill principally from our acquisition of our German subsidiary, Authentidate International, AG. During the quarter ended December 31, 2010, we recorded a non-cash goodwill impairment charge related to this subsidiary of $5,400,000. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

We have incurred significant additional costs concerning our international operations and may incur additional costs in the future.

We have incurred substantial costs in supporting the operation of our German subsidiary, Authentidate International, AG. In June 2010, we renewed for one-year our employment agreement with Mr. Jan Wendenburg, the CEO of Authentidate International, pursuant to which he will receive a base salary of approximately 210,000 Euros. Further, for the fiscal years ended June 30, 2010, 2009 and 2008 and the six months ended December 31, 2010, we advanced or made capital investments of approximately $1,480,000 to this subsidiary. We cannot provide any assurance that we will recoup any of these amounts from this subsidiary. We expect to incur additional costs in the future in connection with the operations of this subsidiary.

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

We are using our sales and marketing efforts in order to develop and pursue existing and potential market opportunities. This growth is expected to place a significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems and controls on a timely basis. If we fail to implement these systems and controls, our business, financial condition, results of operations and cash flows may be materially and adversely affected.

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

In connection with our manufacturing and sales plans for the ExpressMD Solutions telehealth service, we have purchased certain components and contract manufacturing services for the production of the monitoring appliance. Our ability to recover our investment in building inventories of our current telehealth products is subject to risks. If we are unable to generate sufficient demand for this product, we may not be able to recover our costs in acquiring these assets. In the event that this occurs, we may need to write-off a material portion of the value of these assets and our financial condition may be adversely affected. As of December 31, 2010, total inventory was valued at approximately $4.8 million.

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

The price of our common stock has been, and is likely to continue to be, volatile. Our stock price during the fiscal year ended June 30, 2010 traded as low as $0.38 per share and as high as $1.81 per share and during the six months ended December 31, 2010, our common stock traded within a range of $0.38 to $0.86. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

The average daily trading volume in our common stock for the twelve months ended December 31, 2010 was approximately 93,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

Authentidate is currently not in compliance with The NASDAQ Capital Market $1.00 minimum bid price requirement and failure to regain and maintain compliance with this standard could result in delisting and adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on The NASDAQ Capital Market under the symbol “ADAT”. If we fail to meet any of the continued listing standards of The NASDAQ Capital Market, our common stock will be delisted from The NASDAQ Capital Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price. On May 26, 2010, we received a letter from The NASDAQ Stock Market (“NASDAQ”) advising that the company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Listing Rule 5550(a)(2). The letter stated that the company had until November 22, 2010 to regain compliance. If the company does not regain compliance during this period it will be eligible for an additional 180 calendar days to comply with the minimum bid price requirement, provided that it meets the applicable listing criteria. On November 23, 2010, we received notice from NASDAQ stating that it had granted the company an additional 180 days to regain compliance with its $1.00 minimum bid price requirement under NASDAQ Listing Rule 5550(a)(2). In its November 23, 2010 notification, NASDAQ stated that although we had not regained compliance with the listing rule, we were eligible for the second grace period since we satisfied the other applicable requirements for continued listing on the NASDAQ Capital Market. We may achieve compliance during the additional 180-day period if the closing bid price of our common stock is at least a $1.00 per share for a minimum of 10 consecutive business days before May 23, 2011. This notification has no immediate effect on our listing on the NASDAQ Capital Market or on the trading of our common stock. If we do not regain compliance during the second compliance period, NASDAQ will provide written notice that our common stock is subject to delisting from The NASDAQ Capital Market. In that event, we may appeal such determination to a hearings panel. There can be no guarantee that we will be able to regain compliance with the listing rule. Further, this deficiency notice relates exclusively to our bid price deficiency. We may be delisted during the applicable grace periods for failure to maintain compliance with any other listing requirement which may occur.

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

If we are required to redeem the shares of our Series C Preferred Stock, our financial condition may be adversely affected.

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

Upon the closing of our private placement on October 13, 2010, we issued to a group of institutional and other accredited investors a total of 7,500,000 shares of our common stock, plus 1,250,000 shares of Series C preferred stock, which are convertible into an maximum of 6,125,000 shares of common stock at the initial conversion price of $0.40 (including all shares issuable in lieu of cash dividends for the 18 month term) and common stock warrants to purchase a total of 6,250,000 additional shares of common stock. The issuance of these securities resulted in substantial dilution to stockholders who held our common stock prior to the private placement. Further, the conversion of the shares of Series C preferred stock and exercise of warrants issued in this private placement may result in further dilution to the holders of our common stock. As of February 7, 2011, the number of shares issued to the purchasers in the private placement represents approximately 16.3% of our outstanding common stock, without giving effect to the conversion of the shares of Series C preferred stock or the exercise of the common stock warrants. The conversion of the shares of Series C preferred stock is subject to the approval of our stockholders in accordance with applicable Nasdaq requirements and under the purchase agreement with the investors, we are obligated to seek shareholder approval for the conversion of the shares of Series C preferred stock. As a result, these stockholders, if acting together, may have significant influence over the outcome of any stockholder vote, other than any proposal to approve the conversion of such shares, including the election of directors and other significant business matters that require stockholder approval. Such other significant business matters could include, for example, the approval of mergers or other business combination transactions.

Under the registration rights agreement entered into in connection with the private placement, we filed a registration statement with the Securities and Exchange Commission, or the SEC, covering the resale of the 7,500,000 shares of common stock issued in the private placement, the 6,125,000 shares of common stock underlying the shares of Series C preferred stock and the 6,250,000 shares of common stock issuable upon exercise of the warrants and, these shares are available for immediate resale in the public market, subject to the stockholder approval requirement discussed above. The market price of our common stock could fall due to an increase in the number of shares available for sale in the public market.

The exercise of our outstanding options and warrants, or conversion of our outstanding shares of convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of December 31, 2010, the following options and warrants were outstanding:

•

Stock options to purchase 3,978,000 shares of common stock at exercise prices ranging from $0.39 to $6.61 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $2.99 per share. These stock options are employee and non-executive director options.

•	Warrants to purchase 7,070,000 shares of common stock with a weighted average exercise price of $0.73 per share, inclusive of the warrants issued in our recent private placement.

•	Stock options to purchase 375,000 shares of common stock at an exercise price of $3.25 per share to an independent consultant which are exercisable upon achieving certain sales levels.

In addition, there are currently outstanding 28,000 shares of our Series B convertible preferred stock, 1,250,000 shares of our Series C preferred stock and additional warrants to purchase 6,250,000 shares of our common stock excercisable a price of $0.70 per share. The holder of the Series B convertible preferred stock may convert these shares into shares of our common stock at a conversion price equal to $1.40 per share. Accordingly, the outstanding 28,000 shares of Series B convertible preferred stock are presently convertible into an aggregate of 500,000 shares of our common stock, which will be available for immediate resale in accordance with the provisions of Rule 144 under the Securities Act. Further, as described above, the shares of Series C preferred stock (and all accrued dividends thereon) will convert into a maximum of 6,125,000 shares of our common stock at an initial conversion price of $0.40, effective upon the approval of our stockholders. If our stockholders approve the conversion of the shares of Series C preferred stock, then all shares of Series C preferred stock will automatically convert into shares of our common stock.

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

Except as previously reported and as described elsewhere in this Quarterly Report on Form 10-Q, we did not sell unregistered securities during the quarter ended December 31, 2010.

During the quarter ended December 31, 2010, we issued an aggregate of 35,317 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our Board of Directors pursuant to our 2001 Non-Executive Director Stock Option Plan, as amended. Such shares were issued for service on our board during the quarter ended September 30, 2010. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

In February 2011, we issued an aggregate of 48,612 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our Board of Directors pursuant to our 2001 Non-Executive Director Stock Option Plan, as amended. Such shares were issued for service on our board during the quarter ended December 31, 2010. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the three months ended December 31, 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information

On February 4, 2011, we entered into agreements with each of our president and chief financial officer in order to continue the compensation modification program implemented in February 2010. Pursuant to these agreements, both officers agreed to continue the reduction in their base salary to 85% of their original base salary until such time as the company achieves “cash flow breakeven” as measured through the fiscal quarter ending September 30, 2012. Pursuant to these continuation agreements, the term “cash flow breakeven” was modified from the definition adopted when we originally implement this program and is now defined to mean that the company has achieved positive cash flow from operations for two consecutive fiscal quarters ending no later than the end of the fiscal quarter ending September 30, 2012, determined by reference to the revenues and other amounts received by the company from its operations. The term “cash flow from operations”, however, shall not include (a) amounts received from the sale, lease or disposition of (i) fixed or capital assets, except for amounts received in the ordinary course of business; or (ii) any subsidiary company; (b) capital expenditures; (c) interest income and expense; and (d) other non-operating items as determined in accordance with generally accepted accounting principles in the United States as consistently applied during the periods involved. In consideration for these agreements, we granted these officers options to purchase such number of shares of common stock as is equal to 15% of their base salary. Accordingly, we granted our president 43,500 options and granted our chief financial officer 39,000 options. The options were granted under the company’s 2010 Employee Stock Option Plan, are exercisable for a period of 10 years at a per share exercise price of $0.44 and shall only vest and become exercisable upon either the date determined that the company achieves cash flow breakeven, as defined above, or in the event of a termination of employment either without “cause” or for “good reason”, as such terms were defined in the employment agreements we previously entered with each such officer.

Further, in connection with the continuation of the above-referenced compensation modification program, all other employees of the company were granted options to purchase shares of common stock under the company’s 2010 Employee Stock Option Plan in consideration for the continued salary reduction. Under this program, the company reduced the salaries of non-executive employees earning $110,000 per annum or less by 10% and reduced the salaries of its other non-executive employees by 15% and in consideration for such modification, awarded these employees options to purchase such number of shares of common stock as is equal to the foregone salary as measured over a one-year period. Accordingly, we granted our non-executive employees a total of 391,050 options. Under this program, employees’ base salary will revert to its prior level upon the company’s achievement of cash flow breakeven, as defined above, or if otherwise specified by the Board of Directors to be earlier. The options awarded to non-executive employees will vest on the date that the company achieves cash flow breakeven, as defined above, and shall have the same exercise price and expiration date as the options granted to our executives.

In addition, in connection with the foregoing, we also amended the vesting for the options granted in February 2010 to our employees, including executive officers, when we first implemented the compensation modification program. The amendment provides that the measurement period to determine whether the vesting criteria of achieving “cash flow from operations” has been satisfied shall expire at the end of the fiscal quarter ending September 30, 2012.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference. A management contract or compensation plan or arrangement is indicated with (*).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith

4.1	Form of Warrant issued in private placement	8-K	10/14/10	4.1

4.2	Certificate of Designations, Preferences and Rights and Number of Shares of Series C 15% Convertible Redeemable Preferred Stock	8-K	10/14/10	4.2

10.1	Purchase Agreement between Authentidate Holding Corp. and Star Advisors LLC	10-K	10/13/10	10.24

10.2	Form of Securities Purchase Agreement dated as of October 12, 2010 by and among Authentidate Holding Corp. and the Investors named therein	8-K	10/14/10	10.1

10.3	Form of Registration Rights Agreement dated as of October 12, 2010 by and among Authentidate Holding Corp. and the Investors named therein	8-K	10/14/10	10.2

10.4	Stipulation of Settlement				X

10.5	Compensation Modification Agreement with O’Connell Benjamin*				X

10.6	Compensation Modification Agreement with William Marshall*				X

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

February 10, 2011	/s/ O’Connell Benjamin
Date	O’Connell Benjamin
President

/s/ William A. Marshall
William A. Marshall
Chief Financial Officer & Treasurer