Form 10-Q
period 2011-03-31
AUTHENTIDATE HOLDING CORP
filed 2011-05-12
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 9, 2011
Common Stock, $0.001 par value per share	46,072,726 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

( in thousands, except per share data )	March 31, 2011 (Unaudited)	June 30, 2010

Assets
Current assets
Cash and cash equivalents	$1,533	$276
Restricted cash	256	256
Marketable securities	980	1,079
Accounts receivable, net	450	521
Inventory	4,667	4,589
Prepaid expenses and other current assets	980	665
Assets of discontinued operations	797	694

Total current assets	9,663	8,080
Property and equipment, net	393	520
Other assets
Software development costs, net	886	1,460
Other assets	1,077	1,152
Assets of discontinued operations	1,925	7,332
Assets held for sale	—	2,000

Total assets	$13,944	$20,544

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$3,073	$4,092
Deferred revenue	167	240
Liabilities of discontinued operations	1,547	1,194

Total current liabilities	4,787	5,526
Long-term deferred revenue	140	140

Total liabilities	4,927	5,666

Commitments and contingencies (Note 14)
Redeemable preferred stock	2,856	—
Shareholders’ equity
Preferred stock $.10 par value; 5,000 shares authorized Series B, 28 shares issued and outstanding on June 30, 2010	—	3
Common stock, $.001 par value; 75,000 shares authorized, 46,035 and 38,436 issued and outstanding on March 31, 2011 and June 30, 2010, respectively	46	38
Additional paid-in capital	172,445	170,490
Accumulated deficit	(166,203)	(155,518)
Accumulated other comprehensive loss	(127)	(135)

Total shareholders’ equity	6,161	14,878

Total liabilities, redeemable preferred stock and shareholders’ equity	$13,944	$20,544

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share data)	2011	2010	2011	2010

Revenues - hosted software services	$709	$610	$2,087	$1,760

Operating expenses
Cost of revenues	438	533	1,456	1,527
Selling, general and administrative	1,470	1,698	4,370	5,369
Product development	213	257	617	792
Depreciation and amortization	289	349	855	872

Total operating expenses	2,410	2,837	7,298	8,560

Operating loss	(1,701)	(2,227)	(5,211)	(6,800)
Other income (expense), net	—	91	365	(264)

Loss from continuing operations	(1,701)	(2,136)	(4,846)	(7,064)
Income (loss) from discontinued operations, including estimated loss on disposal in 2011 of $5,283, net	80	(132)	(5,647)	(136)

Net loss	$(1,621)	$(2,268)	$(10,493)	$(7,200)

Basic and diluted loss per common share
Continuing operations	$(0.04)	$(0.06)	$(0.12)	$(0.20)
Discontinued operations	0.00	(0.00)	(0.13)	(0.00)

Basic and diluted loss per common share	$(0.04)	$(0.06)	$(0.25)	$(0.20)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
(in thousands)	2011	2010

Cash flows from operating activities
Net loss	$(10,493)	$(7,200)
Adjustments to reconcile net loss to net cash used by operating activities
Loss from discontinued operations	5,647	136
Depreciation and amortization	855	872
Share-based compensation	96	200
Warrants issued for services	38	—
Restricted shares issued for services	52	45
Amortization of deferred financing cost warrants	—	533
Net gain on sale of non-core assets	(351)	—
Changes in assets and liabilities
Accounts receivable	71	(17)
Inventory	(78)	(4,132)
Prepaid expenses and other current assets	(198)	(273)
Accounts payable and accrued expenses	(1,078)	3,111
Deferred revenue	(73)	75

Net cash used in operating activities	(5,512)	(6,650)

Cash flows from investing activities
Restricted cash	—	256
Purchases of property and equipment and other assets	(69)	(272)
Other intangible assets acquired	(10)	(4)
Capitalized software development costs	—	(81)
Net proceeds from sale of non-core assets	2,351	—
Sales of marketable securities	99	4,424

Net cash provided by investing activities	2,371	4,323

Cash flows from financing activities
Net proceeds from issuance of preferred and common stock	4,470	3,536
Proceeds from exercise of options	—	5
Dividends paid	(72)	(36)

Net cash provided by financing activities	4,398	3,505

Net increase in cash and cash equivalents	1,257	1,178
Cash flow from discontinued operations - operating activities	(25)	(215)
Cash flow from discontinued operations - investing activities	(20)	(8)
Effect of exchange rate changes on cash flows - discontinued operations	8	(19)
Net decrease in cash and cash equivalents - discontinued operations	37	242

Cash and cash equivalents, beginning of period	276	8

Cash and cash equivalents, end of period	$1,533	$1,186

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries and joint venture (collectively, the “company”). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the company’s Form 10-K for the fiscal year ended June 30, 2010 and the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As discussed more fully in Note 7 of Notes to Condensed Consolidated Financial Statements, on April 1, 2011 the company announced that it had completed the sale of all the capital stock of its wholly-owned German subsidiary, Authentidate International AG, to Exceet Group AG. Accordingly, the results of operations, cash flows, assets and liabilities of the German subsidiary have been presented as discontinued operations and assets and liabilities of discontinued operations in the condensed consolidated financial statements for all periods presented.

The unaudited condensed consolidated financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For a number of years the company has experienced net losses and negative cash flow from operating activities as we focused on developing new products and services, refining our business strategies, expanding our addressable markets and repositioning the company for future growth. During this period our primary sources of funds have been the issuance of equity and the incurrence of third party debt. For the three and nine months ended March 31, 2011, the company incurred a net loss of $1,621,000 and $10,493,000, respectively, including a loss related to discontinued operations for the nine month period of $5,647,000. As of March 31, 2011, cash, cash equivalents and marketable securities were $2,513,000, the company had working capital for continuing operations of $5,626,000, an accumulated deficit of $166,203,000 and total shareholders’ equity of $6,161,000. These conditions indicate that the company may be unable to continue as a going concern. Based on our business plan, resources available at March 31, 2011 and net proceeds from the sale of our German subsidiary, management of the company believes that we have sufficient working capital to fund our operations for the next twelve months. However, if the company’s cash flows from operations are less than expected, the company may need to downsize operations, incur debt or raise additional capital. There can be no assurance, however, that the company will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company.

2.	Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Loss from continuing operations	$(1,701)	$(2,136)	$(4,846)	$(7,064)
Income (loss) from discontinued operations, including estimated loss on disposal	80	(132)	(5,647)	(136)

Net loss	(1,621)	(2,268)	(10,493)	(7,200)
Preferred stock dividends - Series B	(18)	(18)	(54)	(54)
Preferred stock dividends - Series C	(73)	—	(138)	—

Net loss applicable to common shareholders	$(1,712)	$(2,286)	$(10,685)	$(7,254)

Weighted average shares	46,017	38,178	43,130	35,849

Basic and diluted loss per common share
Continuing operations, less preferred dividends	$(0.04)	$(0.06)	$(0.12)	$(0.20)
Discontinued operations	0.00	(0.00)	(0.13)	(0.00)

Basic and diluted loss per common share	$(0.04)	$(0.06)	$(0.25)	$(0.20)

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

All potential common shares were excluded from the calculation of net loss per share for the periods presented because their impact is antidilutive. At March 31, 2011, employee and non-executive director options (4,368,000), warrants (7,070,000), performance based consultant options (375,000), Series C preferred stock (5,000,000) and Series B preferred stock (500,000) were outstanding. At March 31, 2010, employee and non-executive director options (4,590,000), warrants (720,000), performance based consultant options (375,000) and Series B preferred stock (500,000) were outstanding.

3.	Share-Based Compensation

Share-based compensation by category is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
SG&A	$25	$81	$75	$168
Product development	4	—	13	23
Cost of revenues	3	—	8	9

Share-based compensation expense	$32	$81	$96	$200

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock option activity under the Employees and Non-Executive Directors Stock Option Plans (the “Plans”) for the period ended March 31, 2011 is as follows (in thousands, except per share and average life data):

Employees Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2010	3,781	$3.10	6.49
Granted	493	0.45
Expired/forfeited	(366)	3.80

Outstanding, March 31, 2011	3,908	$2.70	6.43	$29

Exercisable at March 31, 2011	2,290	$3.79	4.61	$20

Expected to vest at March 31, 2011	1,270	$1.15	9.00	$67

Non-Executive Director Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2010	493	$3.06	4.76
Granted	50	0.63
Expired	(83)	5.98

Outstanding, March 31, 2011	460	$2.27	5.30	$1

Non-executive director options are granted at market price and vest on the grant date.

As of March 31, 2011, there was approximately $732,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. Approximately $131,000 of this expense is expected to be recognized over a weighted-average period of 16 months. The remaining expense will be recognized if certain vesting conditions are met during the next 18 months.

There were no options exercised for the nine month period ended March 31, 2011. The total intrinsic value of options exercised was $3,600 for the nine months ended March 31, 2010. The weighted average grant date fair value of options granted during the nine month periods ended March 31, 2011 and 2010 was approximately $0.34 and $0.77, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of options vested was $133,000 and $195,000 for the nine month periods ended March 31, 2011 and 2010, respectively.

During fiscal 2006 the company issued 375,000 stock options to an independent consultant, exercisable at $3.25 per share. These options do not vest until the consultant realizes at least $1.0 million in sales of the company’s products; therefore no expense has been recorded as no sales have been realized through March 31, 2011. These options are not included in the disclosures above. These options expire at the later of seven years from the grant date or five years from the vesting date.

Effective January 17, 2007, the Board of Directors amended the terms of existing stock options previously granted to the company’s current employees whereby such options expire ten years from the original grant date. The incremental share-based compensation expense related to this change was amortized as the related options vested through June 30, 2010.

On January 17, 2007, the shareholders approved several amendments to the 2001 Non-Executive Director Stock Option Plan whereby non-executive director stock options expire ten years from the original date of grant, non-executive directors will have up to two years to exercise their options after leaving the board and may elect to receive up to 50% of their cash director compensation in restricted common stock of the company issued at fair value in accordance with the terms of the Plan. On May 20, 2009, the shareholders approved an amendment to increase this percentage to 100%. During the nine months ended March 31, 2011, the company issued 98,810 shares of restricted common stock (valued at approximately $53,500) to certain non-executive directors in

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

connection with this program. In April 2011, the company issued 37,709 shares of restricted common stock (valued at approximately $22,625) to such directors under the program.

4.	Comprehensive Loss:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Net loss as reported	$(1,621)	$(2,268)	$(10,493)	$(7,200)
Currency translation adjustment	(7)	(12)	8	(19)

Comprehensive loss	$(1,628)	$(2,280)	$(10,485)	$(7,219)

5.	Marketable Securities

At March 31, 2011 our marketable securities consisted primarily of money market investments. We classify our investments as “available for sale” and they have been recorded at cost which approximates fair market value due to their variable interest rates. As a result, we have had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from such investments through March 31, 2011. All income generated from these investments is recorded as interest income.

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

7.	Discontinued Operations and Assets and Liabilities of Discontinued Operations

On April 1, 2011, the company completed the sale of all of the capital stock of its wholly-owned German subsidiary, Authentidate International AG, to Exceet Group AG, a Swiss corporation. Under the terms of the Share Purchase Agreement dated as of March 9, 2011, the company sold and transferred all of the capital stock of the subsidiary for a purchase price of $1,433,000. Exceet Group also agreed to acquire certain of the company’s claims regarding its interest in the subsidiary for €70,000 ($97,300) and to assume net liabilities related to the business of the subsidiary of approximately $716,000. In accordance with the Share Purchase Agreement, the company and Authentidate International also entered into two license agreements relating to certain of their intellectual property rights. Pursuant to a Trademark License Agreement, the company granted Authentidate International a license to use the “Authentidate” trademark in the field of use defined in the Trademark License Agreement and only in the territory consisting of the European Economic Area and a limited number of other countries. In addition, pursuant to a separate Intellectual Property License Agreement, Authentidate International granted the company a license to utilize patent, software and certain other intellectual property rights. Further, in connection with the foregoing, the company agreed to provide the Chief Executive Officer of Authentidate

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

International a bonus payment equal to 5% of the net sale price received by the company in consideration of his efforts with respect to the transaction. In connection with the sale of the subsidiary, the company recorded an estimated non-cash loss of approximately $5,283,000 related to the goodwill recorded in connection with the acquisition of this subsidiary in 2002. The company initially recorded the estimated loss related to its German subsidiary as a non-cash goodwill impairment charge of $5,400,000 during the quarter ended December 31, 2010 based primarily on lowered expectations for growth in future revenues and cash flows, certain unsolicited market information regarding the business and uncertainty regarding the recovery in the market for comparable assets. In accordance with the applicable accounting guidance, this amount has been reclassified to discontinued operations and adjusted based on the estimated net proceeds from the sale.

A summary of the operating results for the discontinued operations is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Revenues	$1,331	$875	$2,893	$3,275

Operating loss	$(38)	$(137)	$(364)	$(142)

Assets and liabilities of discontinued operations consist of the following (in thousands):

	March 31, 2011	June 30, 2010
Current assets	$797	$694
Goodwill	1,891	7,291
Other	34	41

	$2,722	$8,026

Current liabilities	$1,547	$1,194

8.	Joint Venture

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

The company and EncounterCare Solutions, Inc. each own fifty percent of the joint venture and neither party has any special rights under the joint venture agreement. At March 31, 2011 and 2010, ExpressMD Solutions did not have any assets or liabilities and EncounterCare Solutions, Inc. does not have any recourse to our general credit. ExpressMD Solutions is consolidated in our financial statements because we are currently electing to provide the majority of funding for the joint venture and are deemed to be the primary beneficiary. For the three and nine month periods ended March 31, 2011, we made advances of approximately $245,000 and $554,000, respectively to the joint venture to cover development and operating expenses. To date, the company’s total advances to the joint venture of approximately $1,586,000 have been in excess of the amounts required under the joint venture operating agreement entered into by the company. Although we expect to recover these advances as the joint venture generates revenues, there can be no assurance that such amounts will be recovered. Therefore, these amounts have been expensed as incurred and charged to selling, general and administrative expenses. In addition, we may decide to advance additional amounts to further joint venture activities.

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

In connection with our manufacturing and sales plans for the ExpressMD Solutions telehealth service, the company has purchased certain components and contract manufacturing services for the production of the monitoring appliance. These inventory amounts are stated at the lower of cost or market and consist of the following (in thousands):

	March 31, 2011	June 30, 2010

Purchased components	$3,780	$4,017
Finished goods	887	572

Total inventory	$4,667	$4,589

10.	Goodwill and Other Intangible Assets

The company performs an annual impairment analysis of goodwill at the end of the fiscal year. Any adverse development or change in its business during the year would require an interim assessment. As of March 31, 2011 and 2010 goodwill amounted to approximately $50,000 and is included in other assets.

Other intangible assets are included in other assets and consist of the following (in thousands):

	March 31, 2011			June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years

Patents	$342	$191	$151	$342	$176	$166	17
Trademarks	148	65	83	146	60	86	20
Acquired technologies	72	72	—	72	72	—	2
Licenses	1,261	1,209	52	1,253	1,145	108	3

Total	$1,823	$1,537	$286	$1,813	$1,453	$360

The company amortizes other intangible assets under the straight line method. Amortization expense was approximately $37,000 and $84,000 for the three and nine months ended March 31, 2011. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

2011	$31
2012	57
2013	27
2014	27
2015	26
Thereafter	118

Total	$286

11.	Redeemable Preferred Stock

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

At March 31, 2011, the company has accrued dividends in the amount of approximately $138,000 related to these shares of preferred stock. The stated value of the preferred shares and the related accrued dividends are presented as temporary equity under the caption Redeemable preferred stock in the Condensed Consolidated Balance Sheet in accordance with the rules of the Securities and Exchange Commission.

As discussed more fully in Note 13 of Notes to Condensed Consolidated Financial Statements, since the company will be required to first redeem the Series B preferred stock before it redeems the Series C preferred stock, amounts related to the Series B preferred stock are presented as temporary equity as of March 31, 2011.

12.	Shareholder’s Equity

The changes in shareholders’ equity for the nine months ended March 31, 2011 are summarized as follows (in thousands):

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, June 30, 2010	$3	$38	$170,490	$(155,518)	$(135)	$14,878

Preferred stock dividends				(192)		(192)
Share-based compensation expense			100			100
Issuance of common stock, net		8	2,462			2,470
Restricted shares issued for services			52			52
Issuance of warrants for services			38			38
Currency translation adjustment					8	8
Reclass Series B preferred stock	(3)		(697)			(700)
Net loss				(10,493)		(10,493)

Balance, March 31, 2011	$—	$46	$172,445	$(166,203)	$(127)	$6,161

During the nine months ended March 31, 2011, no options or common stock warrants were exercised.

13.	Preferred Stock - Series B

As of March 31, 2011, there are 28,000 shares of Series B preferred stock outstanding. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note. The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. The Company will be required to first redeem the Series B preferred stock if it is required to redeem the Series C preferred stock. Accordingly, as of March 31, 2011, the redemption value of the preferred shares and the related accrued dividends are presented as temporary equity under the caption Redeemable preferred stock in the Condensed Consolidated Balance Sheet in accordance with the rules of the Securities and Exchange Commission. At March 31, 2011, the company has accrued dividends in the amount of $17,500 which remain unpaid.

14.	Commitments and Contingencies

Between June and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York (the “District Court” ) against our company and certain of its current and former directors and former officers. Plaintiffs in those actions alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The securities law claims were based on the allegations that we failed to disclose that our August 2002 agreement with the USPS contained certain performance metrics, and that the USPS could cancel the agreement if we did not meet these metrics; that we did not disclose complete and accurate information as to our performance under,

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

and efforts to renegotiate, the USPS agreement; and that when we did disclose that the USPS might cancel the agreement, the market price of our stock declined. On October 5, 2005 the Court consolidated the class actions under the caption In re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS), and appointed the Illinois State Board of Investment as lead plaintiff under the Private Securities Litigation Reform Act. The plaintiff filed an amended consolidated complaint on January 3, 2006, which asserted the same claims as the prior complaints and also alleged that Authentidate violated the federal securities laws by misrepresenting that it possessed certain patentable technology. On July 14, 2006, the District Court dismissed the amended complaint in its entirety; certain claims were dismissed with prejudice and plaintiff was given leave to replead those claims which were not dismissed with prejudice. In August 2006, plaintiff filed a second amended complaint, which did not assert any claims relating to the company’s patents or under the Securities Act of 1933, but which otherwise was substantially similar to the prior complaint. The second amended complaint sought unspecified monetary damages. The company moved to dismiss the second amended complaint on November 13, 2006. On March 26, 2009, the District Court dismissed, with prejudice, the second amended complaint. The lead plaintiff filed an appeal and a hearing in the case was held before the U.S. Court of Appeals for the Second Circuit on February 3, 2010. On March 12, 2010, the U.S. Court of Appeals for the Second Circuit issued an order affirming in part and vacating and remanding in part the March 26, 2009 order of dismissal. On December 23, 2010, the company and certain of its current and former directors and former officers entered into a settlement. As set forth more fully in the Stipulation of Settlement, if the settlement is given final approval by the District Court, among other things: (i) all claims will be dismissed with prejudice and released; and (ii) a payment of $1.9 million will be made for the benefit of the settlement class, which will be funded by the company’s insurance carrier. On February 2, 2011, the District Court entered an order that preliminarily approved the Stipulation of Settlement; preliminarily certified a settlement class of all persons who purchased the company’s common stock between July 16, 2004 and May 27, 2005, inclusive; and scheduled a hearing for July 20, 2011 to determine whether to grant final approval of the settlement.

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

We have entered into employment agreements with our Chief Executive Officer and Chief Financial Officer that specify the executive’s current compensation, benefits and perquisites, the executive’s entitlements upon termination of employment, and other employment rights and responsibilities.

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2011, we are not aware of any obligations under such indemnification agreements that would require material payments.

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

16.	Other Income (Expense)

Other income (expense) consists of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Interest income	$—	$45	$7	$134
Rental income	—	45	7	135
Net gain from sale of non-core assets	—	—	351	—
Deferred financing costs	—	—		(533)
Other	—	1	—	—

Total other income (expense)	$—	$91	$365	$(264)

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The company’s assets subject to fair value measurements as of March 31, 2011 are as follows (in thousands):

	Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3

Current marketable securities - available for sale	$980	$980	$—	$—

Total	$980	$980	$—	$—

At June 30, 2010, the company had approximately $2.0 million of assets held for sale that were valued on a non-recurring basis using level 3 inputs. These assets were sold in July 2010. For the nine months ended March 31, 2011, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings.

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

Overview

Authentidate Holding Corp. (Authentidate or the company) is a provider of secure health information exchange, workflow management services and telehealth solutions. Authentidate and its subsidiaries provide web-based services that address a variety of business needs for our customers, including enabling healthcare organizations and other enterprises to increase revenues, improve productivity, enhance patient care and reduce costs by eliminating paper and manual work steps from clinical, administrative and other processes and enhancing compliance with regulatory requirements. Our web-based services are delivered as Software as a Service (SaaS) to our customers interfacing seamlessly with billing and document management systems. These solutions incorporate multiple features and security technologies such as rules based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient monitoring capabilities. Both web and fax-based communications are integrated into automated, secure and trusted workflow solutions.

Our ExpressMD™ Solutions joint venture with EncounterCare Solutions, Inc., a provider of technology and services to the home healthcare marketplace, provides in-home patient vital signs monitoring systems and services to improve care for patients with chronic illnesses and reduce the cost of care by delivering results to their healthcare providers via the Internet. ExpressMD Solutions, combines EncounterCare’s Electronic House Call™ patient vital signs monitoring appliances with a web-based management and monitoring software module based on Authentidate’s Inscrybe® Healthcare platform. The service enables unattended measurements of patients’ vital signs and related health information and is designed to aid wellness and preventative care, and deliver better care to specific patient segments who require regular monitoring of medical conditions. Healthcare providers can easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans securely via the Internet. ExpressMD Solutions’ easy to use patient monitoring system is intended to provide patients with increased peace of mind and improved condition outcomes through a combination of care plan schedule reminders and comprehensive disease management education on their in-home communication unit. The service provides intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Healthcare providers and health insurers are also expected to benefit by having additional tools to improve patient care, and reduce overall in-person and emergency room patient visits. On April 11, 2011, Authentidate announced that it had received a contract from the U.S. Department of Veterans Affairs (the “VA”) pursuant to which the company was selected as a supplier to the VA for its Telehealth Program for home telehealth solutions. The award is for a national contract and under this agreement the company will market its telehealth solutions, developed by its Express MD joint venture, to VA facilities throughout the country. The agreement consists of a one year base period that commences May 15, 2011 and four option years, which are at the VA’s sole discretion. During the contract period, the company will be committed to provide, subject to purchase orders from VA facilities, telehealth devices and certain associated software solutions. During the initial base period of the agreement, the contract has an estimated maximum potential value of approximately $38.2 million, depending on the number of units actually purchased by VA facilities. There is no minimum purchase requirement under the contract. The agreement has an estimated maximum potential value of approximately $122.0 million, assuming all contract extensions are exercised by the VA and the maximum quantity of units are purchased by VA facilities. There can be no assurance that the VA will exercise any of the option periods under the agreement nor can the company provide any assurances as to the actual amount of products and solutions, if any, that may ultimately be purchased by VA facilities under the agreement.

Authentidate currently operates its business in the United States with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. The business is engaged in the development and sale of web-based services largely based on our Inscrybe® platform and related capabilities and telehealth services through our ExpressMD™ Solutions joint venture. The company had offered its patent-pending content authentication technology in the form of the USPS Electronic Postmark® (USPS EPM®). However, the company’s contract with the United States Postal Service® (USPS®) for the use of the USPS EPM® brand was allowed to expire as of December 31, 2010, in accordance with its terms. The USPS and the company continue to work towards effecting a smooth transition from the USPS EPM brand. The company will continue to provide customers with uninterrupted content authentication and time and date stamping services under the Authentidate brand as it transitions from the USPS brand. In March, 2011, the company began to market its content authentication services as AuthentiProof™. In Germany the business was engaged in the development and sale of software applications that provide electronic signature and time stamping capabilities for a variety of corporate processes including electronic billing and archiving solutions and security technology offerings. Our web-based services and software applications are compliant with applicable digital signature rules and guidelines. We sell our web-based services and software applications through a direct sales effort.

On April 1, 2011, we completed the previously announced sale of all of the shares of capital stock of our wholly-owned subsidiary, Authentidate International AG (“Authentidate International”) to Exceet Group, AG, a Swiss corporation (the “Purchaser”). Under the terms of the Share Purchase Agreement (the “Purchase Agreement”), dated as of March 9, 2011, we sold and transferred all of the capital stock of Authentidate International to Purchaser for a purchase price of $1,433,000. In addition, the Purchaser also agreed to acquire certain of our claims regarding our interest in Authentidate International in consideration of the payment of €70,000 ($97,300) and to assume the net liabilities of Authentidate International. Following our sale of Authentidate International, we no longer operate in Germany. As described in greater detail in the notes to our condensed consolidated financial statements, the results of operations, cash flows and related assets and liabilities of our German subsidiary have been presented as discontinued operations and assets and liabilities of discontinued operations in the condensed consolidated financial statements for all periods presented.

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

Our current revenues consist principally of transaction fees for web-based hosted software services. From our telehealth business we generate revenues from hardware sales and rentals, monthly monitoring services and maintenance fees. Growth in our business is affected by a number of factors, including general economic and business conditions, and is characterized by long sales cycles. The timing of customer contracts, implementations and ramp-up to full utilization can have a significant impact on results and we believe our results over a longer period of time provide better visibility into our performance.

We intend to continue our efforts to market our web-based services, telehealth solutions and related products in our target markets. We also intend to focus on identifying additional applications and markets where our technology can address customer needs.

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

Revenue Recognition

Revenue is derived from transaction fees for web-based hosted software and related services and post contract customer support services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered items in the arrangement; if the arrangement includes a general right of return relative to the delivered items, and delivery or performance of the undelivered item is considered probable and substantially in our control. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement. If these criteria are met, we allocate total revenue among the elements based on the sales price of each element when sold separately which is referred to as vendor specific objective evidence or VSOE.

Revenue from web-based hosted software and related services and post contract customer support services is recognized when the related service is provided and, when required, accepted by the customer. Revenue from multiple element arrangements that cannot be allocated to identifiable items is recognized ratably over the contract term which is generally one year.

Management Estimates

Preparing financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include estimates of loss contingencies and product life cycles, assumptions such as elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences; and determining when investment or other impairments exist. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make estimates on the future recoverability of capitalized amounts, we record a valuation allowance against deferred tax assets when we believe it is more likely than not that such deferred tax assets will not be realized and we make assumptions in connection with the calculations of share-based compensation expense. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. We have based our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances and we evaluate our estimates on a regular basis and make changes accordingly. Historically, our estimates relative to our critical accounting estimates have not differed materially from actual results; however, actual results may differ from these estimates under different conditions. If actual results differ from these estimates and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated statement of operations, and in certain situations, could have a material adverse effect on liquidity and our financial condition.

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

Concentrations of Credit Risk

Financial instruments which subject us to concentrations of credit risk consist of cash and cash equivalents, marketable securities and trade accounts receivable. To reduce credit risk, we place our cash, cash equivalents and investments with several high credit quality financial institutions and typically invest in AA or better rated investments. We monitor our credit customers and we establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

The following analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Three and nine months ended March 31, 2011 compared to three and nine months ended March 31, 2010

Revenues were $709,000 for the quarter March 31, 2011 compared to $610,000 for the prior year period. These results reflect an increase of approximately 16% in revenues from increases in transaction volumes and new customer projects. Revenues for the nine months ended March 31, 2011 were approximately $2,087,000 compared to $1,760,000 for the prior year period reflecting the same trends as the quarter.

Cost of revenues decreased to $438,000 for the quarter ended March 31, 2011 compared to $533,000 for the same period in the prior year. This decrease is due primarily to lower hosting and license fees offset in part by higher maintenance and telecom expenses. Cost of revenues for the nine months ended March 31, 2011 decreased to $1,456,000 compared to $1,527,000 for the prior year period reflecting the same trends as the quarter.

Selling general and administrative (SG&A) expenses decreased to $1,470,000 for the quarter ended March 31, 2011 compared to $1,698,000 for the prior year period. The decrease reflects our cost management activities for the period. SG&A expenses for the nine months ended March 31, 2011 decreased to $4,370,000 compared to $5,369,000 for the prior year period reflecting the same trends as the quarter.

Product development expenses were $213,000 for the quarter ended March 31, 2011 compared to $257,000 for the prior year period. Product development expenses fluctuate period to period based on the amounts capitalized. Total spending for the quarter, including capitalized amounts, was $213,000 compared to $260,000 for the prior year reflecting our cost management activities. Product development expenses for the nine months ended March 31, 2011 were $617,000 compared to $792,000 for the prior year period. Total spending for the period, including capitalized amounts, was $617,000 compared to $873,000 for the prior year period reflecting the same trends as the quarter.

Depreciation and amortization expense was $289,000 compared to $349,000 for the prior year period. This change is due primarily to an decrease in amortization of capitalized software. For the nine month period depreciation and amortization was $855,000 compared to $872,000 for the prior year period reflecting the same trends as the quarter.

Interest and other income was $0 for the quarter ended March 31, 2011 compared to $91,000 for the prior year period due primarily to the sale of non-core assets discussed below. For the nine months ended March 31, 2011 interest and other income was $365,000 compared to $269,000 for the prior year period. This increase reflects a gain on the sale of certain non-core assets in July 2010 of approximately $351,000 offset in part by lower interest and rental income for the period as a result of such sale. For the nine month period ended March 31, 2010 other expense included a non-cash expense of $533,000 to amortize deferred financing costs related to a standby financing commitment discussed more fully in Note 16 of Notes to Condensed Consolidated Financial Statements which resulted in a net expense for the periods.

The loss on the sale and related operations of our German subsidiary discussed in the Overview section above was approximately $5,647,000, or $0.13 per share, for the nine month period ended March 31, 2011. The Company initially recorded the estimated loss during the quarter ended December 31, 2010 as a goodwill impairment charge based primarily on lowered expectations for growth in future revenues and cash flows, certain unsolicited market information regarding the business and uncertainty regarding the recovery in the market for comparable assets. In accordance with the accounting guidance, the company reclassified this amount to discontinued operations for the period ended March 31, 2011.

Net loss from continuing and discontinued operations for the quarter ended March 31, 2011 was $1,621,000, or $0.04 per share, compared to $2,268,000, or $0.06 per share, for the prior year period. The net loss for the period reflects higher revenues and lower expenses from our cost management activities. For the nine months ended March 31, 2011 net loss from continuing and discontinued operations was $10,493,000, or $0.25 per share, compared to $7,200,000, or $0.20 per share, for the prior year period. The net loss for the period primarily reflects the same trends as the quarter, the gain on the sale of certain non-core assets and the loss on the sale and operations of our German subsidiary discussed above. Operating results for discontinued operations were not significant for the three and nine month periods ended March 31, 2011.

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

On April 1, 2011, the company completed the previously announced sale of all of the shares of capital stock of the it’s wholly-owned subsidiary, Authentidate International AG (“Authentidate International”) to Exceet Group, AG, a Swiss corporation (“Purchaser”). Under the terms of the Share Purchase Agreement (the “Purchase Agreement”), dated as of March 9, 2011, the company sold and transferred all of the capital stock of Authentidate International to Purchaser for a purchase price of $1,433,000. In addition, the Purchaser also agreed to acquire certain claims of the company regarding its interest in Authentidate International in consideration of the payment of €70,000 ($97,300) and to assume the net liabilities of Authentidate International. In accordance with the Purchase Agreement, the company and Authentidate International also entered into two license agreements relating to certain of their intellectual property rights. Pursuant to a Trademark License Agreement, the company granted Authentidate International a license to use the “Authentidate” trademark in the field of use defined in the Trademark License Agreement and only in the territory consisting of the European Economic Area and a limited number of other countries. In addition, pursuant to a separate Intellectual Property License Agreement, Authentidate International granted the company a license to utilize patent, software and certain other intellectual property rights. Further, in connection with the foregoing, the company agreed to provide the Chief Executive Officer of

Authentidate International a bonus payment equal to 5% of the net sale price received by the company in consideration of his efforts in connection with the transaction.

Expenditures for property and equipment totaled approximately $69,000 and expenditures for software licenses totaled approximately $10,000 for the nine months ended March 31, 2011. We have developed and intend to continue to develop new applications to grow our business and address new markets.

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

Cash Flows

At March 31, 2011, cash, cash equivalents and marketable securities amounted to approximately $2,513,000 and total assets at that date were $13,944,000. Since June 30, 2010 cash, cash equivalents and marketable securities increased approximately $1,158,000 from the sale of non-core assets and the issuance of company securities offset by cash used principally to fund operating losses, product development activities, joint venture investments, changes in working capital and capital expenditures during the nine months ended March 31, 2011. Cash used for the period includes investments in joint venture inventory and operations of approximately $774,000 and $446,000, respectively, and the prepayment of certain insurance premiums and maintenance contracts. We expect to continue to use cash to fund operating losses, product development activities, joint venture investments and capital expenditures for the foreseeable future.

Net cash used by operating activities for the nine months ended March 31, 2011 was approximately $5,512,000 compared to $6,650,000 for the prior year period. This change reflects our cost management activities offset in part by the joint venture investments and prepayments discussed above.

Net cash provided by investing activities, excluding purchases and sales of marketable securities, was $2,272,000 for the nine months ended March 31, 2011 compared to a use of $101,000 for the prior year period. This change is due primarily to net proceeds from the sale of non-core assets discussed above.

Net cash provided by financing activities for the nine months ended March 31, 2011 was approximately $4,398,000 compared to $3,505,000 for the prior year period. These amounts are due primarily to the private placement transaction in 2010 and the registered direct offering in 2009 discussed above.

Cash flows from discontinued operations were not significant for the periods. Net proceeds from the sale of these operations and related items amounted to approximately $1,300,000.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits, product development activities, capital expenditures and joint venture activities. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings. As mentioned in the Overview Section, we believe that the company will benefit from the federal government healthcare reforms and industry trends focused on automation and cost reduction. For the three and nine months ended March 31, 2011, the company incurred a net loss of $1,621,000 and $10,493,000, respectively, including a loss related to discontinued operations of $5,647,000. As of March 31, 2011, cash, cash equivalents and marketable securities were $2,513,000, the company had working capital for continuing operations of $5,626,000, an accumulated deficit of $166,203,000 and total shareholders’ equity of $6,161,000. These conditions indicate that the company may be unable to continue as a going concern. Based on our business plan, resources available at March 31, 2011 and net proceeds from the sale of our German subsidiary, we believe that we have sufficient working capital to fund our operations for the next twelve months. However, no assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations. If cash flows from operations, however, are less than expected, we may need to reduce expenses or seek additional capital. There can be no assurance that the company will be successful in raising additional capital, or securing financing if needed or on terms satisfactory to the company. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition.

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

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of March 31, 2011, no shares of the Series B preferred stock have been redeemed.

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

On February 4, 2011, we entered into agreements with each of our Chief Executive Officer and Chief Financial Officer in order to continue the compensation modification program implemented in February 2010. Pursuant to these agreements, both officers agreed to continue the reduction in their base salary to 85% of their original base salary until such time as the company achieves “cash flow breakeven” as measured through the fiscal quarter ending September 30, 2012. Pursuant to these continuation agreements, the term “cash flow breakeven” was modified from the definition adopted when we originally implement this program and is now defined to mean that the company has achieved positive cash flow from operations for two consecutive fiscal quarters ending no later than the end of the fiscal quarter ending September 30, 2012, determined by reference to the revenues and other amounts received by the company from its operations. The term “cash flow from operations”, however, shall not include (a) amounts received from the sale, lease or disposition of (i) fixed or capital assets, except for amounts received in the ordinary course of business; or (ii) any subsidiary company; (b) capital expenditures; (c) interest income and expense; and (d) other non-operating items as determined in accordance with generally accepted accounting principles in the United States as consistently applied during the periods involved. In consideration for these agreements, we granted these officers options to purchase such number of shares of common stock as is equal to 15% of their base salary. Accordingly, we granted our Chief Executive Officer 43,500 options and granted our Chief Financial Officer 39,000 options. The options were granted under the company’s 2010 Employee Stock Option Plan, are exercisable for a period of 10 years at a per share exercise price of $0.44 and shall only vest and become exercisable upon either the date determined that the company achieves cash flow breakeven, as defined above, or in the event of a termination of employment either without “cause” or for “good reason”, as such terms were defined in the employment agreements we previously entered with each such officer.

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

Contractual Commitments

A summary of the contractual commitments associated with our on-going lease obligations as of March 31, 2011 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years
Total operating leases	$3,644	$804	$1,901	$939

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2011, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have approximately $980,000 invested in short-term investments as of March 31, 2011. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At March 31, 2011, our unrestricted cash and marketable securities totaled approximately $2,513,000, of which approximately $980,000 was invested in money market investments. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses. For more information on our investments see Note 5 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred net losses of approximately $9,005,000, $9,367,000, and $15,811,000 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. We also had a net loss of approximately $10,493,000 for the nine months ended March 31, 2011, including a loss of approximately $5,647,000 related to discontinued operations for our German subsidiary, and an accumulated deficit of approximately $166,203,000 at March 31, 2011. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers or our ability to derive revenues from our joint venture. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we may not be profitable in any future period.

Our capital requirements have been significant and we may need to raise additional capital to finance our operations.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements and registered offerings of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software, services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $8,099,000, $8,144,000, and $14,745,000 in cash for continuing operating activities for the fiscal years ended June 30, 2010, 2009 and 2008, respectively, and $5,512,000 for the nine months ended March 31, 2011. Our available cash, cash equivalents and marketable securities as of March 31, 2011 totaled approximately $2,513,000 and we received estimated net proceeds of approximately $1,300,000 in April 2011 from the sale of our subsidiary. We expect our existing resources and revenues generated from operations and asset sales to satisfy our working capital requirements for at least the next twelve months. No assurances can be given that we will be able to attain revenue levels and support our costs through revenues derived from operations. If our available cash and projected revenue levels are not sufficient to sustain our operations, we will need to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. There can be no assurance, however, that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially, which could have a material adverse effect on our business, financial condition and results of operations. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

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

In July 2007, we entered into a new three-year license agreement with the U.S. Postal Service® (USPS) to act as a non-exclusive authorized service provider of the USPS Electronic Postmark® (EPM). Pursuant to this license agreement, the USPS granted the company a non-exclusive, worldwide license to use its applicable trademarks and other intellectual property rights for the EPM service in order to enable us to offer the EPM service directly to the market. The USPS defined and maintained the technical and operational standards for the EPM service, and served as backup verifier for all EPM transactions. Authentidate was the first provider to be authorized in a new standards-based EPM service model created by the USPS to help ensure performance standards and facilitate the development of a multi-provider environment. We operated the EPM service on behalf of the USPS since March 2003, under a strategic alliance agreement that expired on July 31, 2007. This license agreement was effective as of August 1, 2007 and had been extended through December 2010. However, the license agreement was allowed to expire as of December 31, 2010, in accordance with its terms. The USPS has notified the company that it hopes to develop a revised framework for the next generation of the USPS EPM and may revamp the program in the future. The USPS and the company continue to work towards ensuring a smooth transition from the USPS EPM brand. The company will continue to provide customers with uninterrupted content authentication and time and date stamping services utilizing its proprietary intellectual property rights under the Authentidate brand. In March, 2011, the company began to market its content authentication services as AuthentiProof™. In addition, this transition will not impact the performance or capabilities of our other products and solutions, including our suite of Incsrybe® offerings and the telehealth services provided through Express MD™ Solutions. In light of these developments, we may need to incur additional costs in order to commercialize this technology.

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

Our future success depends upon the continued service of our key management, technical, sales, finance, and other critical personnel. Other than with respect to employment agreements that we entered into with our CEO and CFO, our key personnel do not have employment agreements and we cannot assure you that we will be able to retain them. Key personnel have left our company in the past and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues.

If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.

We evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. Goodwill is evaluated annually for impairment at the end of each fiscal year, regardless of events and circumstances. As of March 31, 2011, we had approximately $50,000 of goodwill. As of December 31, 2010, we had approximately $1,941,000 of goodwill principally from our acquisition of our German subsidiary, Authentidate International, AG. As discussed more fully in Note 7 of Notes to Condensed Consolidated Financial Statements, on April 1, 2011 we completed the sale of our German subsidiary and information, including goodwill, related to such subsidiary has been presented as discontinued operations for all periods presented. In connection with the sale of the subsidiary, we recorded an estimated non-cash loss of approximately $5,283,000 related to the goodwill recorded in connection with the acquisition of this subsidiary in 2002. The company initially recorded the estimated loss related to its German subsidiary as a non-cash goodwill impairment charge of $5,400,000 during the quarter ended December 31, 2010 based primarily on lowered expectations for growth in future revenues and cash flows, certain unsolicited market information regarding the business and uncertainty regarding the recovery in the market for comparable assets. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

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

Presently, we have one issued U.S. patent. We also have been granted a license to one issued U.S. patent and one pending patent application by Authentidate International, A.G. Some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate”, “Inscrybe,” “Inscrybe Office” and “CareCert” in the U.S., the trademark “Authentidate” in Canada and the European Community, “Inscrybe” in the European Community and Canada, “Inscrybe Office,” and a number of other trademarks as Madrid Protocol international registrations. We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate, including for the trademark “AuthentiProof”. We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

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

We currently derive a majority of our revenues from a limited number of hosted software and service offerings. In addition, our focus on building our business is concentrated on markets for software and services where content integrity, workflow automation, electronic signatures, time and date stamping and web-based services are important to customers. As a result, we are particularly vulnerable to fluctuations in demand for these offerings, whether as a result of competition, product obsolescence, technological change, customer spending, or other factors. If our revenues derived from our software and service offerings were to decline significantly, our business and operating results would be adversely affected. As a result, if our relationships with significant customers were disrupted we could lose a significant percentage of our anticipated revenues which could have material adverse effect on our business.

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

In connection with our manufacturing and sales plans for the ExpressMD Solutions telehealth service, we have purchased certain components and contract manufacturing services for the production of the monitoring appliance. Our ability to recover our investment in building inventories of our current telehealth products is subject to risks. If we are unable to generate sufficient demand for this product, we may not be able to recover our costs in acquiring these assets. In the event that this occurs, we may need to write-off a material portion of the value of these assets and our financial condition may be adversely affected. As of March 31, 2011, total inventory was valued at approximately $4.7 million.

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

The price of our common stock has been, and is likely to continue to be, volatile. Our stock price during the fiscal year ended June 30, 2010 traded as low as $0.38 per share and as high as $1.81 per share and during the nine months ended March 31, 2011, our common stock traded within a range of $0.38 to $0.86. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

The average daily trading volume in our common stock for the twelve months ended March 31, 2011 was approximately 89,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

Authentidate is currently not in compliance with The NASDAQ Capital Market $1.00 minimum bid price requirement and failure to regain and maintain compliance with this standard could result in delisting and adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on The NASDAQ Capital Market under the symbol “ADAT”. If we fail to meet any of the continued listing standards of The NASDAQ Capital Market, our common stock will be delisted from The NASDAQ Capital Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price. On May 26, 2010, we received a letter from The NASDAQ Stock Market (“NASDAQ”) advising that the company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Listing Rule 5550(a)(2). The letter stated that the company had until November 22, 2010 to regain compliance. On November 23, 2010, we received notice from NASDAQ stating that it had granted the company an additional 180 days to regain compliance with its $1.00 minimum bid price requirement under NASDAQ Listing Rule 5550(a)(2). In its November 23, 2010 notification, NASDAQ stated that although we had not regained compliance with the listing rule, we were eligible for the second grace period since we satisfied the other applicable requirements for continued listing on the NASDAQ Capital Market. On April 28, 2011, we received notice from NASDAQ that, as a result of our common stock closing at $1.00 per share or more for a minimum of 10 consecutive trading days, we have regained compliance with the minimum bid price requirement for continued listing on the NASDAQ Capital Market.

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

Upon the closing of our private placement on October 13, 2010, we issued to a group of institutional and other accredited investors a total of 7,500,000 shares of our common stock, plus 1,250,000 shares of Series C preferred stock, which are convertible into an maximum of 6,125,000 shares of common stock at the initial conversion price of $0.40 (including all shares issuable in lieu of cash dividends for the 18 month term) and common stock warrants to purchase a total of 6,250,000 additional shares of common stock. The issuance of these securities resulted in substantial dilution to stockholders who held our common stock prior to the private placement. Further, the conversion of the shares of Series C preferred stock and exercise of warrants issued in this private placement may result in further dilution to the holders of our common stock. As of March 31, 2011, the number of shares issued to the purchasers in the private placement represents approximately 16.3% of our outstanding common stock, without giving effect to the conversion of the shares of Series C preferred stock or the exercise of the common stock warrants. The conversion of the shares of Series C preferred stock is subject to the approval of our stockholders in accordance with applicable Nasdaq requirements and under the purchase agreement with the investors, we are obligated to seek shareholder approval for the conversion of the shares of Series C preferred stock. As a result, these stockholders, if acting together, may have significant influence over the outcome of any stockholder vote, other than any proposal to approve the conversion of such shares, including the election of directors and other significant business matters that require stockholder approval. Such other significant business matters could include, for example, the approval of mergers or other business combination transactions.

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

As of March 31, 2011, the following options and warrants were outstanding:

•

Stock options to purchase 4,368,000 shares of common stock at exercise prices ranging from $0.39 to $6.61 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $2.65 per share. These stock options are employee and non-executive director options.

•	Warrants to purchase 7,070,000 shares of common stock with a weighted average exercise price of $0.73 per share, inclusive of the warrants issued in our recent private placement.

•	Stock options to purchase 375,000 shares of common stock at an exercise price of $3.25 per share to an independent consultant which are exercisable upon achieving certain sales levels.

In addition, there are currently outstanding 28,000 shares of our Series B convertible preferred stock, 1,250,000 shares of our Series C preferred stock and additional warrants to purchase 6,250,000 shares of our common stock exercisable a price of $0.70 per share. The holder of the Series B convertible preferred stock may convert these shares into shares of our common stock at a conversion price equal to $1.40 per share. Accordingly, the outstanding 28,000 shares of Series B convertible preferred stock are presently convertible into an aggregate of 500,000 shares of our common stock, which will be available for immediate resale in accordance with the provisions of Rule 144 under the Securities Act. Further, as described above, the shares of Series C preferred stock (and all accrued dividends thereon) will convert into a maximum of 6,125,000 shares of our common stock at an initial conversion price of $0.40, effective upon the approval of our stockholders. If our stockholders approve the conversion of the shares of Series C preferred stock, then all shares of Series C preferred stock will automatically convert into shares of our common stock.

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

Except as previously reported and as described elsewhere in this Quarterly Report on Form 10-Q, we did not sell unregistered securities during the quarter ended March 31, 2011.

During the quarter ended March 31, 2011, we issued an aggregate of 48,612 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our Board of Directors pursuant to our 2001 Non-Executive Director Stock Option Plan, as amended. Such shares were issued for service on our board during the quarter ended December 31, 2010. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

In April 2011, we issued an aggregate of 37,709 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our Board of Directors pursuant to our 2001 Non-Executive Director Stock Option Plan, as amended. Such shares were issued for service on our board during the quarter ended March 31, 2011. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

None.

Item 5. Other Information

The information set forth in Note 7 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q regarding the loss related to the sale of the company’s German subsidiary is incorporated herein by reference.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference. A management contract or compensation plan or arrangement is indicated with (*). Portions of exhibits designated with (†) were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith

2.1	Share Purchase Agreement dated March 9, 2011 between Authentidate Holding Corp. and Exceet Group, AG	8-K	4/7/11	2.1

10.1*	Compensation Modification Agreement with O’Connell Benjamin	10-Q	2/8/11	10.5

10.2*	Compensation Modification Agreement with William Marshall	10-Q	2/8/11	10.6

10.3	Trademark License Agreement dated March 9, 2011	8-K	4/7/11	10.1

10.4†	Intellectual Property License Agreement dated March 9, 2011	8-K	4/7/11	10.2

10.5†	Contract Award from U.S. Department of Veterans Affairs				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

May 12, 2011	/s/ O’Connell Benjamin
Date	O’Connell Benjamin
Chief Executive Officer

/s/ William A. Marshall
William A. Marshall
Chief Financial Officer & Treasurer