Form 10-K
period 2011-06-30
AUTHENTIDATE HOLDING CORP
filed 2011-10-13
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2010): $19,700,000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 46,346,678 as of October 7, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.

None

PART I

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 1 (“BUSINESS”) AND ITEM 7 (“MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”), CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “BELIEVE,” “ANTICIPATE,” “THINK,” “INTEND,” “PLAN,” “WILL BE,” “EXPECT”, AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REGARDING FUTURE EVENTS AND/OR OUR FUTURE FINANCIAL PERFORMANCE ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL EVENTS OR OUR ACTUAL FUTURE RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, RISKS ASSOCIATED WITH MARKET ACCEPTANCE OF OUR SOFTWARE AND SERVICES, OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN, COMPETITION, MANAGEMENT OF GROWTH, PRICING, TECHNOLOGICAL CHANGES, THE AVAILABILITY OF ANY NEEDED FINANCING AND OTHER RISKS AND UNCERTAINTIES THAT MAY BE DETAILED FROM TIME TO TIME IN OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THE SIGNIFICANT RISKS AND UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH STATEMENTS SHOULD NOT BE REGARDED AS A REPRESENTATION BY US OR ANY OTHER PERSON THAT OUR OBJECTIVES AND PLANS WILL BE ACHIEVED.

ITEM 1.	BUSINESS

General

Authentidate Holding Corp. (Authentidate or the company) is a provider of secure web-based software applications and telehealth products and services that enable healthcare organizations to coordinate care for patients and enhance related administrative and clinical workflows. Authentidate and its subsidiaries provide products and services that address a variety of business needs for our customers, including enabling healthcare organizations to increase revenues, improve productivity, enhance patient care and reduce costs by eliminating paper and manual work steps from clinical, administrative and other processes and enhancing compliance with regulatory requirements. Our web-based services are delivered as Software as a Service (SaaS) to our customers interfacing seamlessly with billing and document management systems. These solutions incorporate multiple features and security technologies such as rules based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient monitoring capabilities. Both web and fax-based communications are integrated into automated, secure and trusted workflow solutions.

Our ExpressMD™ Solutions joint venture with EncounterCare Solutions, Inc., a provider of technology and services to the home healthcare marketplace, provides in-home patient vital signs monitoring systems and services to improve care for patients with chronic illnesses and reduce the cost of care by delivering results to their healthcare providers via the Internet. ExpressMD Solutions, combines EncounterCare’s Electronic House Call™ patient vital signs monitoring appliances with a web-based management and monitoring software module based on Authentidate’s Inscrybe® Healthcare platform. The joint venture also offers the ExpressMD Interactive Voice Response (IVR) patient vital signs monitoring solution that provides an alternative for patients who require a flexible, mobile solution for care plan reminders and vital signs monitoring. Using any touch-tone phone, patients can answer their session questions and enter their vital signs test results verbally or by entering their answers on their phone keypad. Both solutions enable unattended measurements of patients’ vital signs and related health information and are designed to aid wellness and preventative care and deliver better care to specific patient segments who require regular monitoring of medical conditions. Healthcare providers can easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans securely via the Internet. ExpressMD Solutions’ easy to use patient monitoring solutions are intended to provide patients with increased peace of mind and improved condition outcomes through a combination of care plan schedule reminders and comprehensive disease management education. The service provides intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Healthcare providers and health insurers are also expected to benefit by having additional tools to improve patient care and reduce overall in-person and emergency room patient visits.

Authentidate currently operates its business in the United States with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. The business is engaged in the development and sale of web-based services largely based on our Inscrybe® platform and related capabilities and telehealth services through our ExpressMD Solutions joint venture. In recent years we have focused our efforts on developing and introducing solutions for use in the healthcare information technology industry. We believe there are several factors that will be favorable for the healthcare information technology industry in the near future, despite lingering weakness in the global economy. Because healthcare information technology solutions play an important role in healthcare by improving safety, efficiency and reducing cost, they are often viewed as more strategic than other capital purchases. Most United States healthcare providers also recognize that they must invest in healthcare information technology to meet regulatory, compliance and government reimbursement requirements and incentive opportunities. In addition, government agencies, as well as politicians and policymakers appear to agree that the growing cost of our healthcare system is unsustainable. Leaders of both political parties recognize that the intelligent use of information systems will improve health outcomes and, correspondingly, drive down costs. The broad recognition that healthcare information technology is essential to help control healthcare costs and improve quality contributed to the inclusion of healthcare information technology incentives in the American Recovery and Reinvestment Act (ARRA). The ARRA and accompanying Health Information Technology for Economic and Clinical Health (HITECH) provisions include more than $35 billion in incentives for healthcare organizations to modernize operations through “meaningful use” of healthcare information technology. We believe that these incentives are contributing to increased demand for healthcare information technology solutions and services in the United States.

Another element in the United States marketplace is the recently passed healthcare reform legislation. We believe the legislation, which promises to drive insurance coverage to an estimated 32 million additional consumers, could have many second order effects on our clients. For example, healthcare providers may face increased volumes that could create capacity constraints, and they may find it challenging to profitably provide care at the planned reimbursement rates under the expanded coverage models. We also expect additional compliance and reporting challenges for our clients in the areas of pay-for-quality, coding requirements, and waste, fraud and abuse measures. We believe the above factors create strong incentives for providers to maximize efficiency and create the need for additional investments in healthcare information technology solutions and services. Thus, while the current economic environment has impacted our business, we believe the fundamental value proposition of healthcare information technology remains strong and that the healthcare information technology industry will likely benefit as healthcare providers and governments continue to recognize that these solutions and services contribute to safer, more efficient healthcare.

General Business Developments during Fiscal Year 2011

During fiscal 2011 we have continued to take steps to refine our strategic focus, complete our core service offerings, significantly expand our addressable markets, manage operating costs and position the company for long-term growth. We are focused on refining and marketing Inscrybe® Healthcare, an automated and trusted health information exchange and workflow management service targeting the needs of enterprises in the healthcare market, and our ExpressMD telehealth products and services. As discussed above, we believe our business will benefit as the federal government healthcare reforms approved in March 2010 are implemented and as trends in the U.S. healthcare industry to significantly reduce costs, shorten the length of hospital stays, reduce hospital readmissions, shift patient care towards wellness and preventative care programs and automate healthcare records and processes take hold. Although we have taken steps to focus our business in these areas, our progress will be impacted by the timing of customer contracts and implementations and the market acceptance of our products and services.

During this period we have also advanced the development of our ExpressMD telehealth service offering and continued to refine the capabilities of our patient vital signs monitoring appliance. Since receiving 510(k) clearance from the FDA for the monitoring appliance in April 2009, we have been implementing our manufacturing and sales plans for ExpressMD and have started to deploy units and services with customers. During fiscal 2011 the company also introduced the ExpressMD Interactive Voice Response (IVR) patient vital signs monitoring solution that provides an alternative for patients who require a flexible, mobile solution for care plan reminders and vital signs monitoring. On April 11, 2011, Authentidate announced that it had received a contract from the U.S. Department of Veterans Affairs (the “VA”) pursuant to which the company was selected as a supplier to the VA for its Telehealth Program for home telehealth solutions. The award is for a national contract and under this agreement the company will market its telehealth solutions to VA facilities throughout the country. The agreement consists of a one year base period that commenced May 15, 2011 and four option years, which are at the VA’s sole discretion. During the contract period, the company will be committed to provide, subject to purchase orders from VA facilities, telehealth devices and certain associated software solutions. During the initial base period of the agreement, the contract has an estimated maximum potential value of approximately $38.2 million, depending on the number of units actually purchased by VA facilities. There is no minimum purchase requirement under the contract. The agreement has an estimated maximum potential value of approximately $122.0 million, assuming all contract extensions are exercised by the VA and the maximum quantity of units are purchased by VA facilities. There can be no assurance that the VA will exercise any of the option periods under the agreement nor can the company provide any assurances as to the actual amount of products and solutions, if any, that may ultimately be purchased by VA facilities under the agreement.

The company had offered its proprietary content authentication technology in the form of the USPS Electronic Postmark® (USPS EPM®). However, the company’s contract with the United States Postal Service® (USPS®) for the use of the USPS EPM® brand was allowed to expire as of December 31, 2010, in accordance with its terms. The USPS and the company continue to work towards effecting a smooth transition from the USPS EPM brand. The company will continue to provide customers with uninterrupted content authentication and time and date stamping services under the Authentidate brand as it transitions from the USPS brand. In March, 2011, the company began to market its content authentication services as AuthentiProof™. Our web-based services and software applications are compliant with applicable digital signature rules and guidelines.

On April 1, 2011, we completed the sale of all of the shares of capital stock of our wholly-owned subsidiary, Authentidate International AG (“Authentidate International”) to Exceet Group, AG, a Swiss corporation (the “Purchaser”). Under the terms of the Share Purchase Agreement (the “Purchase Agreement”), dated as of March 9, 2011, we sold and transferred all of the capital stock of Authentidate International to Purchaser for a purchase price of $1,433,000. In addition, the Purchaser also agreed to acquire certain of our claims regarding our interest in Authentidate International in consideration of the payment of €70,000 ($97,300) and to assume the net liabilities of Authentidate International. Following our sale of Authentidate International, we no longer operate in Germany. In Germany the business was engaged in the development and sale of software applications that provide electronic signature and time stamping capabilities for a variety of corporate processes including electronic billing and archiving solutions and security technology offerings. As described in greater detail in the notes to our consolidated financial statements, the results of operations, cash flows and related assets and liabilities of our German subsidiary have been presented as discontinued operations and assets and liabilities of discontinued operations in the consolidated financial statements for all periods presented.

We intend to continue our efforts to market our software applications, web-based services and related products in our target markets. We also intend to focus on identifying additional applications and markets where our technology can address customer needs.

Our current revenues consist principally of transaction fees for web-based hosted software services. From our telehealth business we generate revenues from hardware sales, monthly monitoring services and maintenance fees. For the fiscal year ended June 30, 2011 three customers accounted for approximately 43% of our consolidated revenues. Growth in our business is affected by a number of factors, including general economic and business conditions, and is characterized by long sales cycles. The timing of customer contracts, implementations and ramp-up to full utilization can have a significant impact on results and we believe our results over a longer period of time provide better visibility into our performance.

Products and Services

We provide web-based software applications and telehealth solutions and services that (i) accelerate patient placement at care facilities or care providers; (ii) speed care order (referral) completion and approval and (iii) connect patients to their care providers through remote monitoring and communications. Our solutions incorporate workflow automation, electronic signature, and transaction management capabilities based on our Inscrybe® platform and remote patient monitoring solutions using our Electronic House Call™ and ExpressMD™ IVR products and services. Our services are designed for ease of use and flexibility, and can be easily customized to meet the needs of specific industries or companies. Our products and services are scalable, facilitating the migration from existing paper processes and patient care practices. The ability of Inscrybe® to permit customers to choose the modules they want to implement, as well as the platform’s ability to support mixed-modal forms of communication contribute to the platform’s functionality and versatility.

Inscrybe® Healthcare—Inscrybe® Healthcare, one of our main strategic initiatives, is a secure web-based health information exchange and workflow automation solution that enables healthcare industry participants to securely exchange and track a variety of documents, certificates, authorizations, and other information over different modes of communication, including electronic and fax delivery. Inscrybe Healthcare incorporates electronic signatures, rules based electronic forms, content authentication using AuthentiProof, workflow intelligence for routing and transaction management, and identity credentialing and verification. Inscrybe Healthcare allows users to simplify complex clinical and administrative processes required for patient care, and facilitates order processing, online review and electronic signature of healthcare documentation, while validating the identity of the parties involved. Further, it is designed to comply with Health Insurance Portability and Accountability Act (HIPAA) guidelines. We designed the system in a modular fashion so it is easily configurable to meet customer needs and allows for the migration from current paper-based processes to an efficient paperless automated work environment. It is used to track and manage all kinds of structured and unstructured data and can be interfaced with existing in-house and external systems, including Health Information Exchange infrastructures. Inscrybe Healthcare includes the following workflow automation modules:

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

•

ePOC— enables online processing of plan of care forms and other required documentation between home health agencies, skilled care providers, physicians, and payors to facilitate timely patient care and reimbursement. By accelerating the process online and eliminating paper, the ePOC module reduces physician and nurse paper handling time, thereby saving time and minimizing system costs for home health agencies and physicians.

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

•

Inscrybe Hospital Discharge—enables hospital case managers, social workers, and discharge planners to optimize the patient discharge process. The Discharge module uses defined workflows for patient discharge referrals, eligibility verification and acceptance, and automatic notifications to suitable care facilities or home care providers. It integrates with a hospital’s information or patient record system, resulting in a more cost-effective discharge planning process and enhanced compliance and audit capabilities.

•

Physician Services—provides automated processes to enable physicians to (i) refer patients to other physicians, care facilities or home care providers (ii) send and receive sensitive information to and from patients using secure e-mail, and (iii) track billable signatures and time spent managing patient care plans to support reimbursement submissions.

ExpressMD™—the in-home ExpressMD™ solution integrates Electronic House Call™, an advanced in-home patient vital signs monitoring system, with a software interface based on the Inscrybe® Healthcare platform. ExpressMD works with simple devices, such as blood pressure monitors, weight scales, thermometers, glucometers, sleep apnea devices and wound care cameras, for unassisted patient vital signs measurement and monitoring. The system allows for manual entry or automatically takes vital signs from peripherals (both wired and wireless devices) and communicates with the practitioner over the Internet for analysis and intervention. Patients can access the information on the monitoring software interface to review their own vital statistics history, as well as to obtain reminders of their scheduled medications, practitioner instructions, and therapy regimen. The system also includes onscreen patient treatment, disease management education, and intelligent routing to alert on-duty caregivers if any vital statistics fall outside of the range of parameters pre-set by the practitioner. The ExpressMD Interactive Voice Response (IVR) patient vital signs monitoring solution offers patients an alternative to using a dedicated vital signs in-home monitoring device. Using any touch-tone phone, patients can answer their session questions and enter their vital signs test results verbally or by entering their answers on their phone keypad. The IVR solution uses the same peripheral devices as the in-home solution and answers to session questions and measurements are viewable by caregivers on the same ExpressMD web-application. The ExpressMD IVR solution is designed for patients who require a flexible, mobile solution for care plan reminders and vital signs monitoring. Additionally, physicians and their staff can order supplies and services for patients using the Inscrybe Healthcare feature provided by the system.

Inscrybe® Office—a web-based service, for business or personal use, to securely and conveniently sign, seal and confirm receipt of important documents over the web. The service supports multiple electronic signatures on the same document, provides optional features such as acknowledgment of receipt, verification of recipient identity, content authentication using the AuthentiProof and audit trails. Inscrybe Office can be used for legally binding or compliance-dependent transactions such as business or personal contracts, agreements, closing documents, transcripts, offer letters, prescriptions, authorizations and other important documents.

AuthentiProof™—a content integrity and time-and-date stamp application, enables a user to have a digital record of a transaction created and stored by a trusted third party that can be used to verify the content, date, time and parties related to the transaction in the future. AuthentiProof can be used to verify the authenticity of a document or file sent electronically as of a specific point in time and allows users to detect whether or not documents or files with an AuthentiProof seal have been altered or modified. AuthentiProof incorporates our proprietary content authentication technology.

Sales and Marketing

We sell our web-based services and telehealth products and services through a direct sales effort and reseller arrangements. Our resellers typically receive a commission based on a percentage of the value of customer agreements we enter into due to their efforts. In cases where our contracts have a term exceeding one year, we generally defer service revenue derived from these contracts and recognize it over the life of the contract. The markets for healthcare devices and solutions include integrated delivery networks, physician groups and networks, managed care organizations, hospitals, medical centers, home health agencies, pharmacies, governments and public health organizations.

Supply Relationships

We use AT&T Inc., to provide and maintain a secure hosting center at a facility in New York to host our web-based services. We believe that there are sufficient alternative suppliers of these services. We augment our own staff of software developers by using third party consultants and our software and services incorporate products and services which we license from unaffiliated third parties. We also use a contract manufacturer to assemble our Electronic House Call telehealth monitor and several suppliers for various component parts and services. We believe that adequate alternative suppliers of these products and services exist on commercially reasonable terms so as to mitigate any adverse impacts caused by the termination of any of our existing relationships.

Competition

We compete in markets for our web-based services and our telehealth products and services that are highly competitive and rapidly changing. Although we believe there is no single company that directly competes with all of our services and solutions, we do face intense competition from other companies with respect to our various offerings. Further, we are aware of efforts by other companies to develop products or services to either compete directly with our services, solutions, and products or that could be used as alternatives to our offerings. We believe that the principal competitive factors affecting the market for our services and solutions include features such as ease of use, quality/reliability of our offerings, scalability, features and functionality, customer service and support and price. Although we believe that our services, solutions and products compete favorably in respect of all these factors, there can be no assurance that we can maintain our competitive position against current or potential competitors.

These companies offer fax products, web-based processing of medical forms, signature solutions and patient monitoring products and services that could compete with our services, solutions and products. Almost all of these competitors are substantially larger or have more experience and market share than we do in their respective markets. In addition, companies with which we do not presently directly compete may become competitors in the future through their product development in the area of secure online services and telehealth services and such companies may have greater financial, technological, and marketing resources than we do. Therefore, these competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards and customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products or services directly to customers through bundling or other means. If such competitors were to bundle competing products or services for their customers, the demand for our products and services might be substantially reduced and the ability to distribute our products successfully and the utilization of our services would be substantially diminished.

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

Patents and Trademarks

Presently, we have one issued U.S. patent. We also have been granted a license to one issued U.S. patent and one pending patent application by Authentidate International AG. Some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate”, “Inscrybe,” and “Inscrybe Office” in the U.S., the trademark “Authentidate” in Canada, Mexico and the European Community, “Inscrybe” in the European Community and Canada, “Inscrybe Office,” and a number of other trademarks as Madrid Protocol international registrations. We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate, including for the trademark “AuthentiProof.” There can be no assurance that any patents or registrations will be issued or that any such patents or registrations that do issue will be effective to protect our products and services or trademarks from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

Research and Development

The market for our web-based services and telehealth products is characterized by rapid technological change involving the application of a number of advanced technologies, including those relating to computer hardware and software, communication technologies, mass storage devices, electronic signatures, content authentication and other related technologies. Our ability to be competitive depends upon our ability to anticipate and effectively react to technological changes, changing market conditions and the requirements of our customers. Product development expenses for the fiscal years ended June 30, 2011, 2010, and 2009 were, $829,000, $1,016,000 and $677,000, respectively.

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

Intellectual Property

Other companies operating in our market may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how. In addition, there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce or defend our rights under any patent. Although we believe that the web-based services and telehealth products we sell do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. In the event that the web-based services and telehealth products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our offerings or obtain a license for the use and/or sale of such products. There can be no assurance that, in such an event, we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. In addition, if our current or proposed offerings are deemed to infringe upon the patents or proprietary rights of others, we could, under certain circumstances, become liable for damages or subject to an injunction, which could also have a material adverse effect on our business. It is our policy to investigate allegations of third party intellectual property rights to the extent that they are brought to our attention or to the extent that we become independently aware of such third party intellectual property rights to ensure that our current and proposed software and services do not infringe on any such rights. Although we have not received notice of any claims that our software or services are infringing, we cannot provide any assurances that our software or services do not infringe upon any other patents, including the patents that we have investigated.

With respect to our ExpressMD Solutions LLC joint venture, pursuant to the limited liability company agreement (the “LLC Agreement”) we entered into with our co-venturer, EncounterCare Solutions, Inc., our co-venturer granted ExpressMD Solutions licenses to the intellectual property utilized in its telehealth solutions and services. Accordingly, our rights to such intellectual property are subject to the terms of this LLC Agreement. Under the LLC Agreement, these licenses were granted on a worldwide, nonexclusive, and perpetual basis to enable the joint venture to produce and commercialize the telehealth offerings. The LLC Agreement additionally provides that the joint venture entity shall continue until terminated by mutual agreement of the parties and that the entity shall be dissolved upon certain events, including, (a) the expulsion, bankruptcy or dissolution of a member, (b) the sale or transfers of all or substantially all of its assets, or upon its merger into or acquisition by another entity, and (c) if the members cannot agree on ongoing funding requirements, in accordance with the procedures set forth in the agreement.

Employees

At June 30, 2011, we employed 37 full-time employees throughout our operations, including our senior management. None of our employees are represented by a collective bargaining agreement and we believe that our employee relations are satisfactory. In the normal course of business, we also use part-time employees and contract with third parties to provide support for various projects.

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

Government Regulation of Medical Devices

Government authorities in the United States at the federal, state and local levels and foreign countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing, and import and export of medical devices. In April 2009, we received clearance of the telehealth device marketed by our joint venture. Various federal, state, local and foreign statutes and regulations also govern testing, manufacturing, safety, labeling, storage, distribution and record-keeping related to such products and their marketing. The process of obtaining these approvals and clearances, and the subsequent process of maintaining substantial compliance with appropriate federal, state, local, and foreign statutes and regulations, can require the expenditure of substantial time and financial resources. In addition, statutes, rules, regulations and policies may change and new legislation or regulations may be issued that could delay such approvals.

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

HIPAA

Two federal crimes were created under the Health Insurance Portability and Accountability Act of 1996, or HIPAA: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Individually identifiable health information is subject to an array of federal and state regulation. Federal rules promulgated pursuant to HIPAA regulate the use and disclosure of health information by “covered entities.” Covered entities include individual and institutional healthcare providers from which we may receive individually identifiable health information. These regulations govern, among other things, the use and disclosure of health information for research purposes, and require the covered entity to obtain the written authorization of the individual before using or disclosing health information for research. Failure of the covered entity to obtain such authorization could subject the covered entity to civil and criminal penalties. We may experience delays and complex negotiations as we deal with each entity’s differing interpretation of the regulations and what is required for compliance. Also, where our customers or contractors are covered entities, including hospitals, universities, physicians or clinics, we may be required by the HIPAA regulations to enter into “business associate” agreements that subject us to certain privacy and security requirements. In addition, many states have laws that apply to the use and disclosure of health information, and these laws could also affect the manner in which we conduct our research and other aspects of our business. Such state laws are not preempted by the federal privacy law where they afford greater privacy protection to the individual. While activities to assure compliance with health information privacy laws are a routine business practice, we are unable to predict the extent to which our resources may be diverted in the event of an investigation or enforcement action with respect to such laws. HIPAA regulations also require national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Moreover, the recently enacted Health Information Technology for Economic and Clinical Health Act (HITECH) provisions of the American Recovery and Reinvestment Act of 2009 (ARRA,) and associated regulatory requirements, extend many of the HIPAA obligations, formerly imposed only upon covered entities, to business associates as well. The extension of these HIPAA obligations to business associates by law has created additional liability risks related to the privacy and security of individually identifiable health information.

Available Information

We file registration statements, periodic and current reports, proxy statements, and other materials with the Securities and Exchange Commission (SEC). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings. We make our public filings with the SEC, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all exhibits and amendments to these reports available free of charge on our Web site, http://www.authentidate.com, as soon as reasonably practicable after we file such material with the SEC. We also make available on our Web site reports filed by our executive officers and directors on Forms 3, 4 and 5 regarding their ownership of our securities. These materials are available in the “Investor Relations” portion of our Web site, under the link “SEC Filings.” We also use our website to make generally available important information about our company. Important information, including press releases, presentation and financial information regarding our company, is routinely posted on and accessible on the Investor Relations subpage of our website, which is accessible by clicking on the tab labeled “Investors” on our website home page. Therefore, investors should look to the “Investor Relations” subpage of our web site for important information. Information contained on our Web site is not part of this Annual Report on Form 10-K.

Corporate Information

Authentidate Holding Corp. was organized in August 1985 as Bitwise Designs, Inc. and reincorporated under the laws of the state of Delaware in May 1992. We changed our name to Authentidate Holding Corp. in March 2001. Our executive office is presently located at the Connell Corporate Center, 300 Connell Drive, 5th Floor, Berkeley Heights, New Jersey 07922, and our telephone number is (908) 787-1700. Authentidate, Inc. was organized as a majority-owned subsidiary during our 2000 fiscal year and we presently own 100% of the outstanding capital stock of this company. ExpressMD Solutions LLC was formed in June, 2008 as a joint venture with EncounterCare Solutions, Inc. and we presently own 50% of the membership interests of this company.

ITEM 1A. RISK	FACTORS

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended June 30, 2011, have affected, and in some cases could affect, our actual results of operation and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our financial statements and related notes.

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred net losses of approximately $12,555,000, including a loss of approximately $5,769,000 related to discontinued operations for our German subsidiary, $9,005,000 and $9,367,000 for the fiscal years ended June 30, 2011, 2010 and 2009, respectively, and had an accumulated deficit of approximately $168,358,000 at June 30, 2011. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers or our ability to derive revenues from our joint venture. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we may not be profitable in any future period.

Our capital requirements have been significant and we may need to raise additional capital to finance our operations.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements and registered offerings of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software, services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $6,465,000, $8,109,000 and $8,144,000 in cash for continuing operating activities for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Our available cash, cash equivalents and marketable securities as of June 30, 2011 totaled approximately $2,424,000 and we expect to receive net proceeds of approximately $3,638,000 from a registered direct offering in October 2011. We expect our existing resources, including the net proceeds generated from our recent offering, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, these resources may not be sufficient if we are required to redeem our outstanding shares of Series B and Series C preferred stock within the next 12 months and we may attempt to renegotiate the terms of such securities. No assurances can be given, however, that we will be able to attain sales levels and support our costs through revenues derived from operations, generate sufficient cash flow to satisfy our other obligations or successfully modify the terms of our preferred securities. If our available cash resources and projected revenue levels are not sufficient to sustain our operations, or otherwise meet our cash needs, we will need to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. There can be no assurance, however, that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially, which could have a material adverse effect on our business, financial condition and results of operations. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

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

For the past few years, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to obtain financing for operations or obtain credit from trade creditors were to be impaired. In addition, the recent economic crisis could also adversely impact our customers’ ability to finance the purchase of our products and solutions, which may negatively impact our business and results of operations.

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

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law. Together, the two measures make the most sweeping and fundamental changes to the U.S. healthcare system since the creation of Medicare and Medicaid. The Health Care Reform laws include a large number of health-related provisions to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. Effective in 2013, there will be a 2.3% excise tax on the sale of certain medical devices. Further, as administrative rules implementing healthcare reform under the legislation are not yet finalized, the impact of the healthcare reform legislation on our business is unknown, and there can be no assurances that healthcare reform legislation will not adversely impact either our operational results or the manner in which we operate our business. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our solutions and services.

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

In July 2007, we entered into a new three-year license agreement with the U.S. Postal Service® (USPS) to act as a non-exclusive authorized service provider of the USPS Electronic Postmark® (EPM). Pursuant to this license agreement, the USPS granted the company a non-exclusive, worldwide license to use its applicable trademarks and other intellectual property rights for the EPM service in order to enable us to offer the EPM service directly to the market. The USPS defined and maintained the technical and operational standards for the EPM service, and served as backup verifier for all EPM transactions. Authentidate was the first provider to be authorized in a new standards-based EPM service model created by the USPS to help ensure performance standards and facilitate the development of a multi-provider environment. We operated the EPM service on behalf of the USPS since March 2003, under a strategic alliance agreement that expired on July 31, 2007. This license agreement was effective as of August 1, 2007 and had been extended through December 2010. However, the license agreement was allowed to expire as of December 31, 2010, in accordance with its terms. The USPS has notified the company that it hopes to develop a revised framework for the next generation of the USPS EPM and may revamp the program in the future. The USPS and the company continue to work towards ensuring a smooth transition from the USPS EPM brand. The company will continue to provide customers with uninterrupted content authentication and time and date stamping services utilizing its proprietary intellectual property rights under the Authentidate brand. In March, 2011, the company began to market its content authentication services as AuthentiProof™. In addition, this transition will not impact the performance or capabilities of our other products and solutions, including our suite of Incsrybe® offerings and the telehealth services provided through ExpressMD™ Solutions. In light of these developments, we may need to incur additional costs in order to commercialize this technology.

We depend on growth in the software as a service market, and lack of growth or contraction in this market could materially adversely affect our sales and financial condition.

Our hosted software and web-based solutions compete with other “software as a service” solutions. Demand for our solutions and software offerings is driven by several factors, including an increased focus on protecting business-critical applications, government and industry regulations requiring data protection and integrity, and the growth in the market for software as a service. Segments of the computer and software industry have in the past experienced significant economic downturns and decreases in demand as a result of changing market factors. A change in the market factors that are driving demand for offerings of software as a service could adversely affect our sales, profitability and financial condition.

We depend on third parties for the manufacture and distribution of our telehealth appliance, which may result in delays and quality-control issues.

We do not own or lease any manufacturing facilities. Accordingly, in order to market our telehealth solution we purchase finished appliances from an unaffiliated supplier. In addition, we use unaffiliated third parties to provide distribution services for this solution. If the agreements with these third parties are terminated or if they do not perform their obligations under such agreements, it could take several months to establish and qualify alternative manufacturing and distribution partners for our products and we may not be able to fulfill our customers’ orders in a timely manner. At the present time we believe that if existing third party relationships terminate, alternative providers are available on commercially reasonable terms. However, there can be no assurance that the future production capacity of our current manufacturer will be sufficient to satisfy our requirements or that alternative providers of manufacturing or distribution services will be available on commercially reasonable terms, or at all. The failure to identify suitable alternative manufacturers or distributors could adversely impact our customer relationships and our financial condition. In addition, due to our use of third-party manufacturers and distributors, we do not have control over the timing of product shipments. Delays in shipment could result in the deferral or cancellation of purchases of our products, which would harm our results of operations in any particular quarter. Net revenue for a period may be lower than predicted if large orders forecasted for that period are delayed or are not realized, which could impact cash flow or result in a decline in our stock price.

Our business may be adversely affected by legal proceedings.

As described in detail in Item 3 “Legal Proceedings” of Part 1 of this Annual Report on Form 10-K, we have been in the past, and may become in the future, involved in legal proceedings, including the purported class action complaints that were filed in federal court alleging our company and certain of our current and former directors and former officers violated the federal securities laws. You should carefully review and consider the various disclosures we make in our reports filed with the SEC regarding legal matters that may affect our business. Civil and criminal litigation is inherently unpredictable and outcomes can result in excessive verdicts, fines, penalties and/or injunctive relief that affect how we operate our business. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. We cannot predict with certainty the outcome of any legal proceedings in which we become involved and it is difficult to estimate the possible costs to us stemming from any such matters. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations, financial position and cash flows.

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

We evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. As discussed more fully in Note 17 of Notes to Consolidated Financial Statements, on April 1, 2011 we completed the sale of our German subsidiary and information, including goodwill, related to such subsidiary has been presented as discontinued operations for all periods presented. In connection with the sale of the subsidiary, we recorded a non-cash loss of approximately $5,405,000 related to the goodwill recorded in connection with the acquisition of this subsidiary in 2002. The company initially recorded the estimated loss related to its German subsidiary as a non-cash goodwill impairment charge of $5,400,000 during the quarter ended December 31, 2010 based primarily on lowered expectations for growth in future revenues and cash flows, certain unsolicited market information regarding the business and uncertainty regarding the recovery in the market for comparable assets. As of June 30, 2011, we had approximately $50,000 of goodwill. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

Developing and implementing new or updated software and services and other product offerings may take longer and cost more than expected.

We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our software and services. The cost of developing new software, services and other product offerings, such as Inscrybe Healthcare and related modules, and our telehealth offerings is inherently difficult to estimate. Our development and implementation of proposed software, services or other product offerings may take longer than originally expected, require greater investment of cash resources than initially expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources. Accordingly, we expect to face substantial uncertainties with respect to the performance and market acceptance of new software and services and other product offerings. If we are unable to develop new or updated software, services or other product offerings on a timely basis and implement them without significant disruptions to the existing systems and processes of our customers, we may lose potential revenues and harm our relationships with current or potential customers.

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

There can be no assurance that customers and potential customers will accept from us new or updated software, services and other products. The future results of our business will depend, in significant part, on the success of our software, services or other product offerings. Current and potential customers may choose to use similar products and services offered by our competitors or may not purchase new or updated software, services or products, especially when they are initially offered and if they require changes in equipment or workflow. For software, services and products we are developing or may develop in the future, including through our ExpressMD™ joint venture, there can be no assurance that we will attract sufficient customers or that such offerings will generate sufficient revenues to cover their associated development, marketing and maintenance costs. Furthermore, there can be no assurance that any pricing strategy that we implement for any new software and services or other product offerings will be economically viable or acceptable to the target markets. Failure to achieve broad penetration in target markets with respect to new or updated software, services and product offerings could have a material adverse effect on our business prospects. Further, achieving market acceptance for new or updated software, services and product offerings is likely to require substantial marketing efforts and expenditure of significant funds to create awareness and demand by potential customers.

We do not have patents on all the technology we use, which could harm our competitive position.

Presently, we have one issued U.S. patent. We also have been granted a license to one issued U.S. patent and one pending patent application by Authentidate International AG. Some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate”, “Inscrybe,” and “Inscrybe Office” in the U.S., the trademark “Authentidate” in Canada, Mexico and the European Community, “Inscrybe” in the European Community and Canada, “Inscrybe Office,” and a number of other trademarks as Madrid Protocol international registrations. We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate, including for the trademark

“AuthentiProof.” We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

Further, with respect to our telehealth offerings, our co-venturer has licensed certain intellectual property assets to the joint-venture vehicle under the limited liability company agreement entered into regarding this entity. Accordingly, our right to utilize any such intellectual property is subject to the terms of this agreement. Further, and similar to the intellectual property owned by us, there can be no assurance that the intellectual property licensed to us through the joint venture will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

Other companies operating within our business segments may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how, much of which is maintained as trade secrets. In addition, there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce our rights under any patent. Although we believe that the products we sell, including our telehealth offerings, do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. We have investigated patents held by third parties of which we are aware and believe that our products and services do not infringe on the claims of these patents. Although we have not received notice of any other claims that our products or services are infringing, we cannot provide any assurances that our products and services do not infringe upon any third party patents, including the patents we have investigated.

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

Because we currently derive a majority of our revenues from a few hosted software and web-based service offerings, any decline in demand for these offerings could severely harm our ability to generate revenues.

We currently derive a majority of our revenues from a limited number of hosted software and web-based service offerings. In addition, our focus on building our business is concentrated on markets for hosted software and web-based services where content integrity, workflow automation, electronic signatures, time and date stamping and web-based services are important to customers. As a result, we are particularly vulnerable to fluctuations in demand for these offerings, whether as a result of competition, product obsolescence, technological change, customer spending, or other factors. If our revenues derived from our hosted software and web-based service offerings were to decline significantly, our business and operating results would be adversely affected. As a result, if our relationships with significant customers were disrupted we could lose a significant percentage of our anticipated revenues which could have material adverse effect on our business.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in purchases by, one or more of these customers could adversely affect our operating results.

We receive a significant amount of our revenues from a limited number of customers. Most of our customer orders for our telehealth business, including any business we may derive from our agreement with the U.S. Department of Veterans Affairs, are expected to be made on a purchase order basis, which does not generally require any long-term commitments nor any minimum purchase requirements. Therefore, these customers may alter their past purchasing behavior with little or no notice to us for various reasons. If our customers alter their past (or expected) purchasing behavior, or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.

Some of our hosted software and web-based service offerings have long and unpredictable sales cycles, which may impact our quarterly operating results.

Transactions for some of our hosted software and web-based service offerings may require customers to undertake customized installations to integrate the solutions into their legacy systems and require them to modify existing business practices. The period from our initial contact with a potential customer until the execution of an agreement is difficult to predict and can be in excess of six months. The sales cycles for these transactions can be long and unpredictable due to a number of uncertainties such as:

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

Our contract award with the U.S. Department of Veterans Affairs, consistent with U.S. government contacts generally, includes special contracting requirements that give the government the ability to unilaterally control our contracts.

In April 2011, we announced that we had received a contract award from the U.S. Department of Veterans Affairs (the “VA”) pursuant to which the company was selected as a supplier to the VA for its Telehealth Program for home telehealth solutions. The award is for a national contract and under this agreement the company will market its telehealth solutions, developed by its Express MD joint venture, to VA facilities throughout the country. The agreement consists of a one year base period that commenced May 15, 2011 and four option years, which are at the VA’s sole discretion. There is no minimum purchase requirement under the contract. There can be no assurance that the VA will exercise any of the option periods under the agreement nor can the company provide any assurances as to the actual amount of products and solutions, if any, that may ultimately be purchased by VA facilities under the agreement.

In addition, U.S. government contracts typically contain unilateral termination provisions for the government and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. These risks include the ability of the U.S. government unilaterally to:

•	suspend or prevent us for a set period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations;

•	terminate our contracts, including if funds become unavailable or are not provided to the applicable governmental agency;

•	delay the issuance of the requisite security clearances for our employees (which we are pursuing) necessary for the company to perform under the agreement; or revoke such clearances;

•	reduce the scope and value of our contracts and/or revise the timing for work to be performed;

•	audit and object to our contract-related costs and fees, including allocated indirect costs;

•	control and potentially prohibit the export of our products;

•	claim rights to products, including intellectual property, developed under the contract; and

•	change certain terms and conditions in our contracts.

The U.S. government will be able to terminate its contract with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination-for-convenience provisions generally enable us to recover only our costs incurred or committed, settlement expenses, and profit on the work completed prior to termination. Termination-for-default provisions do not permit these recoveries and would make us liable for excess costs incurred by the U.S. government in procuring undelivered items from another source.

Due to the current economic downturn, the accompanying fall in tax revenues, and the U.S. government’s efforts to stabilize the economy, the U.S. government may be forced or choose to reduce or delay spending in the healthcare administration field, which could decrease the likelihood of future government contract awards, the likelihood that the government will exercise its right to extend its existing contracts with us and/or the likelihood that the government would procure products from us.

Our business with the VA is subject to audit by the U.S. government and a negative audit could adversely affect our business.

U.S. government agencies routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. Audits may also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including:

•	termination of contracts;

•	forfeiture of profits;

•	suspension of payments;

•	fines; and

•	suspension or prohibition from conducting business with the U.S. government.

In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

Laws and regulations affecting government contracts make it more costly and difficult for us to successfully conduct our business.

We must comply with numerous laws and regulations relating to the formation, administration and performance of government contracts, which can make it more difficult for us to retain our rights under these contracts. These laws and regulations affect how we conduct business with government agencies. Among the most significant government contracting regulations that affect our business are:

•

the Federal Acquisition Regulation, or FAR, and agency-specific regulations supplemental to the Federal Acquisition Regulation, which comprehensively regulate the procurement, formation, administration and performance of government contracts;

•

the business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act, the Procurement Integrity Act, the False Claims Act and Foreign Corrupt Practices Act;

•	export and import control laws and regulations; and

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

Any changes in applicable laws and regulations could restrict our ability to maintain our existing contracts and obtain new contracts, which could materially adversely affect our revenues and results of operations.

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

Our hosted software and web-based services and web site may be subject to intentional disruption.

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

We have experienced periodic system interruptions in the past, and we cannot guarantee that they will not occur again. In the event of a catastrophic event at our data center or any third party facility we use, we may experience an extended period of system unavailability, which could negatively impact our business. Further, if such an event caused the loss of stored data, it could have a material adverse impact on our business or cause us to incur material liabilities. Although we maintain insurance for our business, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur or that this coverage will continue to be available on acceptable terms or in sufficient amounts.

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

The production, marketing and sale of devices used in the health-care industry have inherent risks of liability in the event of product failure or claim of harm caused by product operation. Furthermore, even meritless claims of product liability may be costly to defend against. The commercialization of the telehealth device exposes us to such claims. These types of product liability claims may result in decreased demand for this product, injury to our reputation, related litigation costs; and substantial monetary awards to plaintiffs. We attempt to limit by contract our liability; however, the limitations of liability set forth in the contracts may not be enforceable in certain jurisdictions or may not otherwise protect us from liability for damages. We may also be subject to claims that are not covered by contract, such as a claim directly by a patient. Although we currently maintain product liability insurance, we may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost. Our inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could inhibit the commercialization of any products that we develop. If we are sued for any injury caused by our products or processes, then our liability could exceed our product liability insurance coverage and our total assets.

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

The healthcare industry is highly regulated at the local, state and federal level.

In addition to regulatory requirements concerning the commercialization of medical devices, we are subject to a significant and wide-ranging number of regulations both within the United States and elsewhere, such as regulations in the areas of healthcare fraud and the security and privacy of patient data.

Healthcare Fraud. Federal and state governments continue to enhance regulation of and increase their scrutiny over practices involving healthcare fraud affecting healthcare providers whose services are reimbursed by Medicare, Medicaid and other government healthcare programs. Our healthcare provider clients are subject to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state healthcare programs. Federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. The effect of this government regulation on our clients is difficult to predict. Many of the regulations applicable to our clients and that may be applicable to us, including those relating to marketing incentives offered in connection with medical device sales, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could broaden their applicability to us or require our clients to make changes in their operations or the way in which they deal with us. If such laws and regulations are determined to be applicable to us and if we fail to comply with any applicable laws and regulations, we could be subject to civil and criminal penalties, sanctions or other liability, including exclusion from government health programs, which could have a material adverse effect on our business, results of operations and financial condition.

Security and Privacy of Patient Information. Federal, state and local laws regulate the confidentiality of patient records and the circumstances under which those records may be released. These regulations govern both the disclosure and use of confidential patient medical record information and require the users of such information to implement specified security measures. United States regulations currently in place governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply. Similarly, laws in non-U.S. jurisdictions may have similar or even stricter requirements related to the treatment of patient information. In the United States, HIPAA regulations require national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which include healthcare organizations such as our clients, our employer clinic business model and our claims transmission services, are required to comply with t he privacy standards, the transaction regulations and the security regulations. Moreover, the recently enacted Health Information Technology for Economic and Clinical Health Act (HITECH) provisions of the American Recovery and Reinvestment Act of 2009 (ARRA) and associated regulatory requirements, extend many of the HIPAA obligations, formerly imposed only upon covered entities, to business associates as well. As a business associate of our clients who are covered entities, we were in most instances already contractually required to ensure compliance with the HIPAA regulations as they pertain to handling of covered client data. However, the extension of these HIPAA obligations to business associates by law has created additional liability risks related to the privacy and security of individually identifiable health information. Evolving HIPAA and HITECH -related laws or regulations and regulations in non-U.S. jurisdictions could restrict the ability of our clients to obtain, use or disseminate patient information. This could adversely affect demand for our solutions if they are not re-designed in a timely manner in order to meet the requirements of any new interpretations or regulations that seek to protect the privacy and security of patient data or enable our clients to execute new or modified healthcare transactions. We may need to expend additional capital, software development and other resources to modify our solutions and devices to address these evolving data security and privacy issues. Furthermore, our failure to maintain confidentiality of sensitive personal information in accordance with the applicable regulatory requirements could damage our reputation and expose us to breach of contract claims (although we contractually limit liability, when possible and where permitted), fines and penalties.

If we are unable to generate sufficient demand for our current telehealth product, or our joint venture is otherwise unsuccessful, we may not be able to recover our inventory and other investments. Further, modifications to our current telehealth product may require new marketing clearances or approvals or require us to cease marketing or recall the modified products until such clearances or approvals are obtained.

In connection with our manufacturing and sales plans for the ExpressMD™ Solutions telehealth service, we have purchased certain components and contract manufacturing services for the production of the monitoring appliance. Our ability to recover our investment in this venture, including in building inventories of our current telehealth products is subject to risks. If we are unable to generate sufficient demand for this product, or the joint venture is otherwise unsuccessful or is terminated, we may not be able to recover our costs in acquiring these assets. As described above, under the LLC Agreement the joint venture shall continue until terminated by mutual agreement of the parties and the entity shall be dissolved upon certain events, including, (a) the expulsion, bankruptcy or dissolution of a member, (b) the sale or transfers of all or substantially all of its assets, or upon its merger into or acquisition by another entity, and (c) if the members cannot agree on ongoing funding requirements, in accordance with the procedures set forth in the agreement. In the event that this occurs, we may need to write-off a material portion of the value of these assets and our financial condition may be adversely affected. As of June 30, 2011, total inventory was valued at approximately $4.6 million and as of such date we had advanced approximately $1.7 million to the joint venture to fund its operations.

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

Our hosted software and web-based services and other product offerings may not be accepted by the market, which would seriously harm our business.

Demand and market acceptance for our currently available hosted software and web-based services and other product offerings remain subject to a high level of uncertainty. Achieving widespread acceptance of these or future offerings will continue to require substantial marketing efforts and the expenditure of significant funds to create and maintain brand recognition and customer demand for such offerings. Demand for our software, services and other product offerings depends on, among other things:

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

There can be no assurance that adequate marketing arrangements will be made and continued for our products and services and there can be no assurance that any of these offerings will ever achieve or maintain widespread market acceptance or that such offerings will be profitable.

If we cannot continuously enhance our hosted software and web-based service offerings in response to rapid changes in the market, our business will be harmed.

The software-based services industry and computer industry are characterized by extensive research and development efforts which result in the frequent introduction of new products and services which render existing products and services obsolete. Our ability to compete successfully in the future will depend in large part on our ability to maintain a technically competent research and development staff and our ability to adapt to technological changes in the industry and enhance and improve our hosted software and web-based service offerings and successfully develop and market new offerings that meet the changing needs of our customers. Although we are dedicated to continued improvement of our offerings with a view towards satisfying market needs with the most advanced capabilities, there can be no assurance that we will be able to continue to do so on a regular basis and remain competitive with products offered by other manufacturers. At the present time, we do not have a targeted level of expenditures for research and development. We will evaluate all opportunities but believe the majority of our research and development will be devoted to enhancements of our existing offerings.

If our hosted software and web-based service offerings are not competitive, our business will suffer.

We are engaged in the highly competitive businesses of developing hosted software and web-based workflow management services and telehealth solutions. These markets are continually evolving and, in some cases, subject to rapid technological change. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers than we do. We cannot provide assurance that we will be able to compete successfully against these organizations. We believe that the principal competitive factors affecting our markets include performance, ease of use, quality/reliability of our offerings, scalability, features and functionality, price and customer service and support. There can be no assurance that we will be able to successfully incorporate these factors into our software and web-based services and compete against current or future competitors or that competitive pressure we face will not harm our business. If we are unable to develop and market products to compete with the products of competitors, our business will be materially and adversely affected.

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

Our hosted software and web-based services are complex and are operated in a wide variety of computer configurations, which could result in errors or product failures.

Our hosted software and web-based services are complex and may contain undetected errors, failures or bugs that may arise when they are first introduced or when new versions are released. These offerings may be used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which may cause errors or failures in our offerings or may expose undetected errors, failures or bugs in such offerings. Our customers’ computer environments are often characterized by a wide variety of configurations that make pre-release testing for programming or compatibility errors difficult and time-consuming. Despite testing by us and by others, errors, failures or bugs may not be found in new products or releases after commencement of commercial use. Errors, failures or bugs in our offerings could result in negative publicity, returns, loss of or delay in market acceptance of our hosted software or web-based services or claims by customers or others. Alleviating these problems could require significant expenditures of our capital and resources and could cause interruptions, delays or cessation of our licenses which could cause us to lose existing or potential customers and would adversely affect our financial conditions, results of operations and cash flows. Most of our license agreements with customers contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions may not prove effective in limiting our liability.

We have a significant amount of net operating loss carry forwards which we may not be able to utilize in certain circumstances.

At June 30, 2011, we had net operating loss, or NOL, carry forwards for federal income tax purposes of approximately $132,000,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code, following an “ownership change,” special limitations apply to the use by a “loss corporation” of its (i) NOL carry forwards arising before the ownership change and (ii) net unrealized built-in losses (if such losses existed immediately before the ownership change and exceed a statutory threshold amount) recognized during the five years following the ownership change ((i) and (ii) are referred to collectively as the “Applicable Tax Attributes”). After an ownership change, the amount of the loss corporation’s taxable income for each post-change taxable year that may be offset by the Applicable Tax Attributes is limited to the product of the “long-term tax-exempt rate” (published by the IRS for the month of the ownership change) multiplied by the value of the loss corporation’s stock (the “Section 382 Limitation”). To the extent that the loss corporation’s Section 382 Limitation in a given taxable year exceeds its taxable income for the year, that excess increases the Section 382 Limitation in future taxable years.

Risks Related to Our Common Stock

Our stock price is volatile and could decline.

The price of our common stock has been, and is likely to continue to be, volatile. Our stock price during the fiscal year ended June 30, 2011 traded as low as $0.38 per share and as high as $1.60 per share. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

We are currently not in compliance with The NASDAQ Capital Market $1.00 minimum bid price requirement and failure to regain and maintain compliance with this standard could result in delisting and adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on The NASDAQ Capital Market under the symbol “ADAT”. If we fail to meet any of the continued listing standards of The NASDAQ Capital Market, our common stock will be delisted from The NASDAQ Capital Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price. On September 19, 2011, we received a letter from The NASDAQ Stock Market advising that the company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Listing Rule 5550(a)(2). The letter stated that we have until March 19, 2012 to regain compliance. If we do not regain compliance during this period we will be eligible for an additional 180 calendar days to comply with the minimum bid price requirement, provided that we meet the initial listing criteria other than the minimum bid price requirement and provide written notice of our intention to cure the deficiency during the second compliance period. To regain compliance with the applicable listing rule, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180 day grace period. If this occurs, Nasdaq will provide us with written notification of compliance. If we do not regain compliance during the initial grace period and are not eligible for an additional grace period, NASDAQ will provide written notice that our common stock is subject to delisting. In that event, we may appeal such determination to a hearings panel. We may not be able to regain compliance with the Listing Rule. Further, this deficiency notice relates exclusively to our bid price deficiency. We may be delisted during the applicable grace periods for failure to maintain compliance with any other listing requirement which may occur.

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

The average daily trading volume in our common stock for the twelve months ended June 30, 2011 was approximately 166,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

We filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission in August 2009, which was declared effective by the Commission on September 30, 2009. Under this registration statement, we may sell, from time to time in one or more public offerings, shares of our common stock, shares of our preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of such securities. After giving effect to our registered direct offering completed in October 2011, there is approximately $29 million available for future issuances under this registration statement, subject to SEC limitations. This disclosure shall not constitute an offer to sell or a solicitation of an offer to buy the securities, nor shall there by any sale of these securities in any jurisdiction in which an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Any offer of the securities will be solely by means of the prospectus included in the registration statement and one or more prospectus supplements that will be issued at the time of the offering.

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

In connection with our recent private placement, we filed with the Secretary of State of Delaware a Certificate of Designations, Preferences and Rights and Number of Shares of Series C 15% convertible redeemable preferred stock, or the Series C Designation. The Series C Designation provides for the mandatory redemption of all outstanding shares of Series C preferred stock upon their stated maturity date on April 13, 2012, which is the 18 month anniversary of the original issue date, unless prior to such date, our shareholders approve the conversion of the shares of Series C preferred stock into shares of our common stock. If we are required to redeem the shares of Series C preferred stock, we will be required to pay to the holders of the shares of Series C preferred stock a total redemption price equal to 102.5% of the stated value of the Series C shares, plus dividends, which would be $2,500,000. Following our recent special meeting of shareholders held on August 23, 2011, our shareholders have declined to approve the conversion of the Series C preferred stock on two occasions. Consistent with our obligations under the purchase agreement entered into with the purchasers of the Series C preferred stock, we will call one or more additional meetings of our shareholders at which shareholders will again be requested to approve the conversion of the shares of Series C preferred stock. In addition, if at the maturity date of the Series C preferred stock, any shares of our Series B preferred stock remain outstanding, we will be required to redeem all such outstanding shares of Series B preferred stock immediately prior to the redemption of the Series C preferred stock. There are currently 28,000 shares of Series B preferred stock outstanding and the total redemption payment for the Series B preferred stock is equal to $700,000 plus any accrued, but unpaid dividends thereon as of such redemption date. Accordingly, the redemption of these securities may have an adverse effect on our cash position.

The number of shares of our common stock outstanding has increased substantially as a result of our recent financings, and the exercise or conversion of the warrants and shares of preferred stock issued in these transactions could result in further dilution to holders of our common stock.

Upon the closing of our private placement on October 13, 2010, we issued to a group of institutional and other accredited investors a total of 7,500,000 shares of our common stock, plus 1,250,000 shares of Series C preferred stock, which are convertible into an maximum of 6,125,000 shares of common stock at the initial conversion price of $0.40 (including all shares issuable in lieu of cash dividends for the 18 month term) and common stock warrants to purchase a total of 6,250,000 additional shares of common stock. The issuance of these securities resulted in substantial dilution to stockholders who held our common stock prior to the private placement. Further, the conversion of the shares of Series C preferred stock and exercise of warrants issued in this private placement may result in further dilution to the holders of our common stock. As of June 30, 2011, the number of shares issued to the purchasers in this private placement and warrants exercised to date represents approximately 16.7% of our outstanding common stock, without giving effect to the conversion of the shares of Series C preferred stock or the exercise of the outstanding common stock warrants. The conversion of the shares of Series C preferred stock is subject to the approval of our stockholders in accordance with applicable Nasdaq requirements and under the purchase agreement with the investors, we are obligated to seek shareholder approval for the conversion of the shares of Series C preferred stock. As a result, these stockholders, if acting together, may have significant influence over the outcome of any stockholder vote, other than any proposal to approve the conversion of such shares, including the election of directors and other significant business matters that require stockholder approval. Such other significant business matters could include, for example, the approval of mergers or other business combination transactions.

In addition, in connection with the registered direct offering of common stock and warrants we announced on October 7, 2011, we will issue an additional 5,874,998 shares of common stock and warrants to purchase 2,937,497 shares of common stock. This represents approximately 11.3% of our outstanding common stock after the offering, without giving effect to the exercise of the warrants. The sale of these shares of common stock and any conversion of the shares of preferred stock and exercise of warrants (subject to shareholder approval, as discussed above) may adversely affect the market price of our common stock and our stock price may decline substantially.

The exercise of our outstanding options and warrants, or conversion of our outstanding shares of convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of June 30, 2011, the following options and warrants were outstanding:

•

Stock options to purchase 4,444,000 shares of common stock at exercise prices ranging from $0.39 to $6.61 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $2.27 per share. These stock options are employee and non-executive director options.

•	Warrants to purchase 6,820,000 shares of common stock with a weighted average exercise price of $0.74 per share, inclusive of the warrants issued in our recent private placement.

In addition, there are currently outstanding 28,000 shares of our Series B convertible preferred stock and 1,250,000 shares of our Series C preferred stock. The holder of the Series B convertible preferred stock may convert these shares into shares of our common stock at a conversion price equal to $1.40 per share. Accordingly, the outstanding 28,000 shares of Series B convertible preferred stock are presently convertible into an aggregate of 500,000 shares of our common stock, which will be available for immediate resale in accordance with the provisions of Rule 144 under the Securities Act. Further, as described above, the shares of Series C preferred stock (and all accrued dividends thereon) will convert into a maximum of 6,125,000 shares of our common stock at an initial conversion price of $0.40, effective upon the approval of our stockholders. If our stockholders approve the conversion of the shares of Series C preferred stock, then all shares of Series C preferred stock will automatically convert into shares of our common stock.

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

Between June and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York (the “District Court”) against our company and certain of our current and former directors and former officers. Plaintiffs in those actions alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The securities law claims were based on the allegations that we failed to disclose that our August 2002 agreement with the USPS contained certain performance metrics, and that the USPS could cancel the agreement if we did not meet these metrics; that we did not disclose complete and accurate information as to our performance under, and efforts to renegotiate, the USPS agreement; and that when we did disclose that the USPS might cancel the agreement, the market price of our stock declined. On October 5, 2005 the Court consolidated the class actions under the caption In re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS), and appointed the Illinois State Board of Investment as lead plaintiff under the Private Securities Litigation Reform Act. The plaintiff filed an amended consolidated complaint on January 3, 2006, which asserted the same claims as the prior complaints and also alleged that Authentidate violated the federal securities laws by misrepresenting that it possessed certain patentable technology. On July 14, 2006, the District Court dismissed the amended complaint in its entirety; certain claims were dismissed with prejudice and plaintiff was given leave to replead those claims which were not dismissed with prejudice. In August 2006, plaintiff filed a second amended complaint, which did not assert any claims relating to the company’s patents or under the Securities Act of 1933, but which otherwise was substantially similar to the prior complaint. The second amended complaint sought unspecified monetary damages. The company moved to dismiss the second amended complaint on November 13, 2006. On March 26, 2009, the District Court dismissed, with prejudice, the second amended complaint. The lead plaintiff filed an appeal. On March 12, 2010, the U.S. Court of Appeals for the Second Circuit issued an order affirming in part and vacating and remanding in part the March 26, 2009 order of dismissal. On December 23, 2010, the company and certain of its current and former directors and former officers entered into a settlement of the consolidated class actions with the lead plaintiff. As set forth more fully in the Stipulation of Settlement, upon final approval of the settlement by the District Court, among other things: (i) the class will consist of all persons who purchased the company’s shares between July 16, 2004 and May 27, 2005; (ii) all claims of all class members (whether class, individual, direct or derivatively) arising out of or related to the plaintiffs’ allegations will be dismissed with prejudice and released; and (iii) a payment of $1.9 million will be made for the benefit of the settlement class, which will be funded by the company’s insurance carrier. On February 2, 2011, the District Court entered an order that preliminarily approved the Stipulation of Settlement; preliminarily certified a settlement class of all persons who purchased the company’s common stock between July 16, 2004 and May 27, 2005, inclusive; and scheduled a hearing for July 20, 2011 to determine whether to grant final approval of the settlement. The court granted final approval of the settlement and certification of the class at the hearing and the settlement was effective as of August 23, 2011.

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

On December 13, 2005, a purported shareholder derivative action was filed in the Supreme Court of New York, Schenectady County, entitled Elkin v. Goldman et al., No. 2005-2240. Plaintiff in that action demanded that our board of directors file a derivative action on behalf of the company against nine of its current and former directors and former officers. The complaint asserts the same claims that are alleged in the derivative actions in the S.D.N.Y. The board of directors, following a recommendation from a committee of the Board composed of outside, non-employee directors who were advised by independent outside counsel, concluded that commencing litigation, as demanded by Elkin, is not in our best interest. There were no further pleadings or proceedings in that action.

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

Our common stock currently trades on The NASDAQ Capital Market under the symbol “ADAT.” The following is the range of high and low sales prices for our common stock on The NASDAQ Capital Market for the periods indicated below:

	High	Low
Fiscal Year 2011
1st Quarter	$0.86	$0.50
2nd Quarter	$0.68	$0.38
3rd Quarter	$0.63	$0.40
4th Quarter	$1.60	$0.53

Fiscal Year 2010
1st Quarter	$1.81	$0.38
2nd Quarter	$1.74	$0.93
3rd Quarter	$1.19	$0.96
4th Quarter	$1.11	$0.51

As of September 15, 2011 there were approximately 500 holders of record of our common stock. We believe that there are approximately 6,500 holders of our common stock.

On September 19, 2011, we received a letter from The NASDAQ Stock Market advising that the company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Listing Rule 5550(a)(2). The letter stated that we have until March 19, 2012 to regain compliance. If we do not regain compliance during this period we will be eligible for an additional 180 calendar days to comply with the minimum bid price requirement, provided that we meet the initial listing criteria other than the minimum bid price requirement and provide written notice of our intention to cure the deficiency during the second compliance period. To regain compliance with the applicable listing rule, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180 day grace period. If we do not regain compliance during the initial grace period and are not eligible for an additional grace period, NASDAQ will provide written notice that our common stock is subject to delisting. In that event, we may appeal such determination to a hearings panel. There can be no guarantee that we will be able to regain compliance with the applicable listing rule.

Dividend Policy

We have not paid any dividends on our common stock since our inception. We do not expect to pay any dividends on our common stock in the foreseeable future and plan to retain earnings, if any, to finance the development and expansion of our business. Further, our Certificate of Incorporation authorizes our board of directors to issue Preferred Stock with a preferential right to dividends. We currently have 28,000 shares of Series B Preferred Stock outstanding which have the right to receive dividends equal to an annual rate of 10% of the issue price payable on a semi-annual basis and 1,250,000 shares of Series C Preferred Stock outstanding which have the right to receive dividends equal to an annual rate of 15% of the issue price payable in stock at conversion, if approved by our stockholders, or in cash at maturity.

Sales of Unregistered Securities

For the quarter ended June 30, 2011, an aggregate of 19,492 restricted shares of our common stock were earned by non-executive directors and were issued in July 2011 in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2001 Non-Executive Director Stock Option Plan, as amended. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Repurchase of Equity Securities

There were no stock repurchases during the year ended June 30, 2011.

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

Comparison of Cumulative Total Return—June 30, 2007 to June 30, 2011

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

Listed below is the value of a $10,000 investment at each of the fiscal year ends presented:

Cumulative Total Shareholder Return at June 30,

	2006	2007	2008	2009	2010	2011
ADAT	$10,000	$5,811	$1,547	$4,528	$2,377	$4,528
Nasdaq Composite Index	$10,000	$11,985	$10,557	$8,448	$9,711	$12,769
Nasdaq Computer Index	$10,000	$12,558	$11,707	$9,691	$11,591	$15,200

(1)	Assumes $10,000 was invested at June 30, 2006 in Authentidate and each Index presented.
(2)	The comparison indices were chosen in good faith by management. Most of our peers are divisions of large multi-national companies, therefore a comparison is not meaningful. Through the first three quarters of fiscal 2007 we were involved in three distinct businesses: document imaging software, security software and computer systems integration, for which there is no peer comparison. Subsequently, we divested our document imaging and systems integration segments. As the Nasdaq Computer Index is comprised primarily of software, internet and similar companies, management believes that the relevance of the selected indices is not compromised by virtue of this divestiture.

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended June 30,
(in thousands, except per share amounts)	2011	2010	2009	2008	2007
Statement of Operations Data:
Continuing operations
Revenues	$2,795	$2,419	$2,790	$2,298	$1,663
Operating expenses	9,946	11,296	12,153	18,125	18,906
Loss	(6,786)	(9,047)	(8,813)	(14,423)	(15,299)
Net loss	(12,555)	(9,005)	(9,367)	(15,811)	(15,063)
Basic and diluted net loss per common share	(0.29)	(0.25)	(0.27)	(0.46)	(0.44)

Other Financial Data:
Continuing operations:
Net cash used by operating activities	$(6,465)	$(8,109)	$(8,144)	$(14,745)	$(14,156)
Net cash provided (used) by investing activities (1)	1,680	(156)	(689)	(1,425)	(2,267)
Net cash provided (used) by financing activities	4,557	3,509	(52)	(53)	(53)
Net increase (decrease) in cash, cash equivalents and marketable securities	1,069	(4,756)	(8,885)	(16,723)	(13,575)
Net cash provided (used) by discontinued operations	1,260	(296)	131	(90)	2,202

Balance Sheet Data:
Current assets	$8,229	$8,080	$8,977	$13,338	$34,094
Current liabilities	3,290	5,526	2,590	3,220	5,379
Working capital	4,939	2,554	6,387	10,118	28,715
Marketable securities (2)	—	—	—	3,950	—
Total assets	10,835	20,544	22,270	31,551	48,704
Total long term liabilities	140	140	140	140	140
Redeemable preferred stock	2,931	—	—	—	—
Shareholders' equity	4,474	14,878	19,540	28,191	43,185

(1)	Excludes purchases and sales of marketable securities.
(2)	Certain marketable securities were reclassed to long-term assets in FY 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Authentidate Holding Corp. (Authentidate or the company) is a provider of secure web-based software applications and telehealth products and services that enable healthcare organizations to coordinate care for patients and enhance related administrative and clinical workflows. Authentidate and its subsidiaries provide products and services that address a variety of business needs for our customers, including enabling healthcare organizations to increase revenues, improve productivity, enhance patient care and reduce costs by eliminating paper and manual work steps from clinical, administrative and other processes and enhancing compliance with regulatory requirements. Our web-based services are delivered as Software as a Service (SaaS) to our customers interfacing seamlessly with billing and document management systems. These solutions incorporate multiple features and security technologies such as rules based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient monitoring capabilities. Both web and fax-based communications are integrated into automated, secure and trusted workflow solutions.

Our ExpressMD™ Solutions joint venture with EncounterCare Solutions, Inc., a provider of technology and services to the home healthcare marketplace, provides in-home patient vital signs monitoring systems and services to improve care for patients with chronic illnesses and reduce the cost of care by delivering results to their healthcare providers via the Internet. ExpressMD Solutions, combines EncounterCare’s Electronic House Call™ patient vital signs monitoring appliances with a web-based management and monitoring software module based on Authentidate’s Inscrybe® Healthcare platform. The joint venture also offers the ExpressMD Interactive Voice Response (IVR) patient vital signs monitoring solution that provides an alternative for patients who require a flexible, mobile solution for care plan reminders and vital signs monitoring. Using any touch-tone phone, patients can answer their session questions and enter their vital signs test results verbally or by entering their answers on their phone keypad. Both solutions enable unattended measurements of patients’ vital signs and related health information and are designed to aid wellness and preventative care, and deliver better care to specific patient segments who require regular monitoring of medical conditions. Healthcare providers can easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans securely via the Internet. ExpressMD Solutions’ easy to use patient monitoring solutions are intended to provide patients with increased peace of mind and improved condition outcomes through a combination of care plan schedule reminders and comprehensive disease management education. The service provides intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Healthcare providers and health insurers are also expected to benefit by having additional tools to improve patient care, and reduce overall in-person and emergency room patient visits.

Authentidate currently operates its business in the United States with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. The business is engaged in the development and sale of web-based services largely based on our Inscrybe® platform and related capabilities and telehealth services through our ExpressMD™ Solutions joint venture. In recent years we have focused our efforts on developing and introducing solutions for use in the healthcare information technology industry. We believe there are several factors that will be favorable for the healthcare information technology industry in the near future, despite lingering weakness in the global economy. Because healthcare information technology solutions play an important role in healthcare by improving safety, efficiency and reducing cost, they are often viewed as more strategic than other capital purchases. Most United States healthcare providers also recognize that they must invest in healthcare information technology to meet regulatory, compliance and government reimbursement requirements and incentive opportunities. In addition, with government agencies, as well as politicians and policymakers appear to agree that the growing cost of our healthcare system is unsustainable. Leaders of both political parties recognize that the intelligent use of information systems will improve health outcomes and, correspondingly, drive down costs. The broad recognition that healthcare information technology is essential to help control healthcare costs and improve quality contributed to the inclusion of healthcare information technology incentives in the American Recovery and Reinvestment Act (ARRA). The ARRA and accompanying Health Information Technology for Economic and Clinical Health (HITECH) provisions include more than $35 billion in incentives for healthcare organizations to modernize operations through “meaningful use” of healthcare information technology. We believe that these incentives are contributing to increased demand for healthcare information technology solutions and services in the United States.

Another element in the United States marketplace is the recently passed healthcare reform legislation. We believe the legislation, which promises to drive insurance coverage to an estimated 32 million additional consumers, could have many second order effects on our clients. For example, healthcare providers may face increased volumes that could create capacity constraints, and they may find it challenging to profitably provide care at the planned reimbursement rates under the expanded coverage models. We also expect additional compliance and reporting challenges for our clients in the areas of pay-for-quality, coding requirements, and waste, fraud and abuse measures. We believe the above factors create strong incentives for providers to maximize efficiency and create the need for additional investments in healthcare information technology solutions and services. Thus, while the current economic environment has impacted our business, we believe the fundamental value proposition of healthcare information technology remains strong and that the healthcare information technology industry will likely benefit as healthcare providers and governments continue to recognize that these solutions and services contribute to safer, more efficient healthcare.

For a number of years, we have experienced net losses and negative cash flow from operating activities. Our principal activities during this period have focused on developing new products and services, hiring management, refining our business strategies and repositioning our businesses for growth. Although we believe we are well positioned for such growth, we expect to continue to generate net losses and negative cash flow for the foreseeable future as we seek to expand our potential markets and generate increased revenues. See “Liquidity and Capital Resources”. In July 2010, we closed on the sale of certain non-core assets from which we received net proceeds of approximately $2.35 million and in October 2010, we completed a private placement of our securities with a certain institutional and accredited investors from which we received net proceeds of approximately $4.46 million. The private placement was conducted pursuant to Section 4(2) of the Securities Act of 1993, as amended, and Rule 506 of Regulation D, promulgated thereunder. On April 1, 2011, we completed the sale of all of the shares of capital stock of our wholly-owned subsidiary, Authentidate International AG (“Authentidate International”) to Exceet Group, AG, a Swiss corporation (the “Purchaser”). Under the terms of the Share Purchase Agreement (the “Purchase Agreement”), dated as of March 9, 2011, we sold and transferred all of the capital stock of Authentidate International to Purchaser for a purchase price of $1.43 million. In addition, the Purchaser also agreed to acquire certain of our claims regarding our interest in Authentidate International in consideration of the payment of €70,000 ($97,300) and to assume the net liabilities of Authentidate International. Following our sale of Authentidate International, we no longer operate in Germany. As described in greater detail in the Notes to our Consolidated Financial Statements, the results of operations, cash flows and related assets and liabilities of our German subsidiary have been presented as discontinued operations and assets and liabilities of discontinued operations in the consolidated financial statements for all periods presented. As discussed below, in October 2011 we completed a registered direct offering with certain institutional and/or accredited investors from which we expect to receive net proceeds of approximately $3.64 million.

During fiscal 2011 we have continued to take steps to refine our core service offerings, significantly expand our addressable markets, manage operating costs and position the company for long-term growth. We are focused on refining and marketing Inscrybe® Healthcare, an automated and trusted health information exchange and workflow management service targeting the needs of enterprises in the healthcare market, and our ExpressMD™ telehealth products and services. As discussed above, we believe our business will benefit as the federal government healthcare reforms approved in March 2010 are implemented and as trends in the U.S. healthcare industry to significantly reduce costs, shorten the length of hospital stays, reduce hospital readmissions, shift patient care towards wellness and preventative care programs and automate healthcare records and processes take hold. Although we have taken steps to focus our business in these areas, our progress will be impacted by the timing of customer contracts and implementations and the market acceptance of our products and services.

During this period we have also advanced the development of our ExpressMD™ telehealth service offerings and continued to refine the capabilities of our patient vital signs monitoring appliance. Since receiving 510(k) clearance from the FDA for the monitoring appliance in April 2009, we have been implementing our manufacturing and sales plans for ExpressMD™ and have started to deploy units and services with customers. During fiscal 2011 we introduced the ExpressMD IVR service and on April 11, 2011, Authentdiate announced that it had received a contract from the U.S. Department of Veterans Affairs (the “VA”) pursuant to which the company was selected as a supplier to the VA for its Telehealth Program for home telehealth solutions. The award is for a national contract and under this agreement the company will market its telehealth solutions to VA facilities throughout the country. The agreement consists of a one year base period that commenced May 15, 2011 and four option years, which are at the VA’s sole discretion. During the contract period, the company will be committed to provide, subject to purchase orders from VA facilities, telehealth devices and certain associated software solutions. During the initial base period of the agreement, the contract has an estimated maximum potential value of approximately $38.2 million, depending on the number of units actually purchased by VA facilities. There is no minimum purchase requirement under the contract. The agreement has an estimated maximum potential value of approximately $122.0 million, assuming all contract extensions are exercised by the VA and the maximum quantity of units are purchased by VA facilities. There can be no assurance that the VA will exercise any of the option periods under the agreement nor can the company provide any assurances as to the actual amount of products and solutions, if any, that may ultimately be purchased by VA facilities under the agreement.

The company had offered its proprietary content authentication technology in the form of the USPS Electronic Postmark® (USPS EPM®). However, the company’s contract with the United States Postal Service® (USPS®) for the use of the USPS EPM® brand was allowed to expire as of December 31, 2010, in accordance with its terms. The USPS and the company continue to work towards effecting a smooth transition from the USPS EPM brand. In March, 2011, the company began to market its content authentication services as AuthentiProof™. The company will continue to provide customers with uninterrupted content authentication and time and date stamping services under the Authentidate brand as it transitions from the USPS brand.

Our current revenues consist principally of transaction fees for web-based hosted software services. From our telehealth business we generate revenues from hardware sales, monthly monitoring services and maintenance fees. Growth in our business is affected by a number of factors, including general economic and business conditions, and is characterized by long sales cycles. The timing of customer contracts, implementations and ramp-up to full utilization can have a significant impact on results and we believe our results over a longer period of time provide better visibility into our performance.

We intend to continue our efforts to market our web-based services and related products in our target markets. We also intend to focus on identifying additional applications and markets where our technology can address customer needs.

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

Share-Based Compensation

We apply the accounting guidance regarding stock compensations to account for employee and director stock compensation. Share-based employee compensation expense is determined using the Black-Scholes option pricing model which values options based on the stock price at the grant date, the exercise price of the option, the expected life of the option, the estimated volatility, expected dividend payments and the risk-free interest rate over the expected life of the options.

The company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The company based its estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on the company’s historical stock volatility. The assumptions used in the company’s Black-Scholes calculations for fiscal 2011, 2010 and 2009 are as follows:

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

Results of Operations

Fiscal Year 2011 Compared to Fiscal Year 2010

Revenues were $2,795,000 for the year ended June 30, 2011 compared to $2,419,000 for the prior year period. These results reflect an increase of approximately 16% in revenues from increases in transaction volumes and new customer projects.

Cost of revenues decreased to $1,896,000 for the year ended June 30, 2011 compared to $2,016,000 for the same period in the prior year. This decrease is due primarily to lower hosting and license fees offset in part by higher maintenance and telecom expenses.

Selling general and administrative (SG&A) expenses decreased to $6,024,000 for the year ended June 30, 2011 compared to $7,055,000 for the prior year period. The decrease is due primarily to our cost management activities for the period.

Product development expenses were $829,000 for the year ended June 30, 2011 compared to $1,016,000 for the prior year period. Product development expenses fluctuate period to period based on the amounts capitalized. Total spending for the year, including capitalized amounts, was $829,000 compared to $1,096,000 for the prior year reflecting our cost management activities.

Depreciation and amortization expense was $1,197,000 for the year ended June 30, 2011 compared to $1,209,000 for the prior year period. This change is due primarily to an decrease in amortization of capitalized software.

Interest and other income was $365,000 for the year ended June 30, 2011 compared to $363,000 for the prior year period due primarily to the sale of non-core assets discussed below. The year ended June 30, 2011 reflects a gain on the sale of certain non-core assets of approximately $351,000 offset in part by lower interest and rental income for the year as a result of such sale. For the year ended June 30, 2010 other expense included a non-cash expense of $533,000 to amortize deferred financing costs related to a standby financing commitment discussed more fully in Note 19 of Notes to Consolidated Financial Statements which resulted in a net expense for the period.

The loss on the sale and related operations of our German subsidiary discussed in the Overview section above was approximately $5,769,000, or $0.13 per share, for the year ended June 30, 2011. The company initially recorded a goodwill impairment charge during the quarter ended December 31, 2010 based primarily on lowered expectations for growth in future revenues and cash flows, certain unsolicited market information regarding the business and uncertainty regarding the recovery in the market for comparable assets. The company reclassified this amount to discontinued operations for the year ended June 30, 2011.

Net loss from continuing and discontinued operations for the year ended June 30, 2011 was $12,555,000, or $0.29 per share, compared to $9,005,000, or $0.25 per share, for the prior year period. The net loss for the year reflects higher revenues and lower expenses from our cost management activities, the gain on the sale of certain non-core assets and the loss on the sale and operations of our German subsidiary discussed above. Operating results for discontinued operations were not significant for the year ended June 30, 2011.

Fiscal Year 2010 Compared to Fiscal Year 2009

Revenues were $2,419,000 for the year ended June 30, 2010, compared to $2,790,000 for the prior year period. These results reflect a decrease in revenues due to the Medco acquisition of Liberty Medical and the related expiration of our contract with Liberty at the end of March 2009 which offset growth from new customers and other increases in transaction volumes.

Cost of revenues increased to $2,016,000 for the year ended June 30, 2010, compared to $1,872,000 for the same period in the prior year. This increase is due primarily to higher license, maintenance and data center expenses.

Selling general and administrative (SG&A) expenses decreased to $7,055,000 for the year ended June 30, 2010, compared to $8,132,000 for the prior year. The decrease reflects our cost management activities for the period and lower share based compensation expense. The prior year period includes a state payroll tax credit of approximately $326,000 offset by the write off of deferred deal expenses of approximately $907,000 related to the termination of our deal with Parascript.

Product development expenses were $1,016,000 for the year ended June 30, 2010, compared to $677,000 for the prior year. Product development expense fluctuates period to period based on the amounts capitalized. Total spending for the year, including capitalized amounts, was $1,096,000 compared to $1,192,000 for the prior year reflecting our cost management activities.

Depreciation and amortization expense was $1,209,000 for the year ended June 30, 2010, compared to $1,472,000 for the prior year period. This decrease is due primarily to the decrease in spending on capitalized software and fixed assets.

Other income (expense) includes interest and other income for the periods and the amortization of non-cash deferred financing costs for the year ended June 30, 2010. Interest and other income decreased to $363,000 for the year ended June 30, 2010, compared to $550,000 for the prior year. The decrease in interest and other income is due primarily to lower interest rates and lower cash and investment balances during the current period. As discussed more fully in Note 19 of Notes to Consolidated Financial Statements, during the quarter ended December 31, 2009 we recorded a non-cash expense of $533,000 to amortize the deferred financing costs related to the Standby Commitment we entered into in September 2009 which expired in connection with our capital raise in December 2009.

Net loss from continuing and discontinued operations for the year ended June 30, 2010 was $9,005,000, or $0.25 per share, compared to $9,367,000, or $0.27 per share, for the prior year. The decrease in net loss reflects the revenue fluctuations, cost management activities and other matters discussed above.

Liquidity and Capital Resources

Overview

Our operations and product development activities have required substantial capital investment to date. Our primary sources of funds have been the issuance of equity and the incurrence of third party debt. In February 2004, we sold 5,360,370 common shares in private placements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506, promulgated thereunder and received net proceeds of approximately $69,100,000 after payment of offering expenses and broker commissions. The proceeds received from this financing have been used to provide funding for our operations and product development activities. In addition, we completed a $3,400,000 registered direct offering of shares of common stock and warrants in December 2009 and received net proceeds of approximately $3,500,000 from this financing and the related warrant exercises. As described in greater detail in Notes 4, 17 and 19 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, in July 2010 we completed the sale of certain non-core assets and received net proceeds of approximately $2,350,000, in October 2010 the company completed the sale of $5,000,000 of its securities to institutional and accredited investors in a private placement transaction under Section 4(2) of the Securities Act of 1993, as amended, and Rule 506 of Regulation D, promulgated thereunder and received net proceeds of approximately $4,460,000 from this transaction and in April 2011, the company completed the sale of all of the shares of capital stock of its wholly-owned subsidiary, Authentidate International AG (“Authentidate International”) to Exceet Group, AG, a Swiss corporation and received net proceeds of approximately $1,300,000. As described in greater detail in Note 25 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, on October 7, 2011 the company entered into agreements pursuant to which it will issue 5,874,998 shares of our common stock and 2,937,497 warrants to purchase shares of our common stock to institutional and/or accredited investors in a registered direct offering from which we expect to receive net proceeds of approximately $3,638,000. We are using the proceeds from these transactions for working capital and general corporate purposes, including supporting the rollout of our ExpressMD™ telehealth products and services.

For the year ended June 30, 2011, expenditures for data center equipment and other assets totaled approximately $611,000 and expenditures for software licenses totaled approximately $60,000. We have developed and intend to continue to develop new applications to grow our business and address new markets.

During the quarter ended September 30, 2009 we filed with the SEC a registration statement on Form S-3 and a pre-effective amendment to such registration statement under the Securities Act. The shelf registration, was declared effective by the SEC on September 30, 2009 and allows us to sell, from time to time in one or more public offerings, shares of our common stock, shares of our preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of such securities, for proceeds in the aggregate amount of up to $40 million. Following our registered direct offering in October 2011, there is approximately $29 million available under this registration statement for future transactions, subject to SEC limitations. The terms of any such future offerings, if any, and the type of equity or debt securities would be established at the time of the offering. This disclosure shall not constitute an offer to sell or a solicitation of an offer to buy the securities, nor shall there be any sale of these securities in any jurisdiction in which an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Any offer of the securities will be solely by means of the prospectus included in the registration statement and one or more prospectus supplements that will be issued at the time of the offering.

Cash Flows

At June 30, 2011, cash, cash equivalents and marketable securities amounted to approximately $2,424,000 and total assets at that date were $10,835,000. Since June 30, 2010 cash, cash equivalents and marketable securities increased approximately $1,069,000 from the sale of non-core assets and the issuance of company securities offset by cash used principally to fund operating losses, product development activities, joint venture investments, changes in working capital and capital expenditures during the year ended June 30, 2011. Cash used for the period includes investments in joint venture inventory and operations of approximately $600,000 and $699,000, respectively, and the prepayment of certain insurance premiums and maintenance contracts. We expect to continue to use cash to fund operating losses, product development activities, joint venture investments and capital expenditures for the foreseeable future.

Net cash used by operating activities for the year ended June 30, 2011 was approximately $6,465,000 compared to $8,109,000 for the prior year period. This change reflects our cost management activities offset in part by the joint venture investments and prepayments discussed above.

Net cash provided by investing activities, excluding purchases and sales of marketable securities, was $1,680,000 for the year ended June 30, 2011 compared to a use of $156,000 for the prior year period. This change is due primarily to net proceeds from the sale of non-core assets discussed above.

Net cash provided by financing activities for the year ended June 30, 2011 was approximately $4,557,000 compared to $3,509,000 for the prior year period. These amounts are due primarily to the private placement transaction in October 2010 and the registered direct offering in December 2009 discussed above.

Cash flows from discontinued operations were not significant for the periods. Net proceeds from the sale of these operations and related items amounted to approximately $1,300,000 and are included in investing activities for discontinued operations.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits, product development activities, capital expenditures and joint venture activities. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings. As mentioned in the Overview Section, we believe that the company will benefit from the federal government healthcare reforms and industry trends focused on automation and cost reduction. Based on our business plan, we expect our existing resources, including the net proceeds generated from our recent offering, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, these resources may not be sufficient if we are required to redeem our outstanding shares of Series B and Series C preferred stock within the next 12 months and we may attempt to renegotiate the terms of such securities. No assurances can be given, however, that we will be able to attain sales levels and support our costs through revenues derived from operations, generate sufficient cash flow to satisfy our other obligations or successfully modify the terms of our preferred securities. In addition, there can be no assurance that the company will be successful in raising additional capital, or securing financing when needed or on terms satisfactory to the company. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised through the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition.

Our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	our relationships with suppliers and customers;

•	the market acceptance of our software and services;

•	the levels of promotion and advertising that will be required to launch our new offerings and achieve and maintain a competitive position in the marketplace;

•	price discounts on our products and services to our customers;

•	our pursuit of strategic transactions;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the level of accounts receivable and inventories, if any, that we maintain;

•	capital improvements to new and existing facilities;

•	technological advances; and

•	our competitors’ response to our offerings.

Financing Activities

Except as discussed above, we have not engaged in any external financing activities in fiscal 2011 and 2010.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of June 30, 2011, no shares of the Series B preferred stock have been redeemed.

In connection with our private placement of securities in October 2010, we entered into a Securities Purchase Agreement with selected institutional and accredited investors to sell and issue $5.0 million of units of our securities. In the aggregate, we agreed to sell 1,250,000 units of securities, at a price of $4.00 per unit, with the units consisting of a total of 7,500,000 shares of common stock, 1,250,000 shares of Series C 15% Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”), and warrants to purchase an additional 6,250,000 shares of common stock at an exercise price of $0.70 per share. We received net proceeds at the closing of approximately $4.46 million after the deduction of offering expenses. In connection with this transaction, we filed with the Secretary of State of Delaware a Certificate of Designations, Preferences and Rights and Number of Shares of Series C 15% convertible redeemable preferred stock, or the Series C Designation. The Series C Designation provides for the mandatory redemption of all outstanding shares of Series C preferred stock upon their stated maturity date, which is April 12, 2012, the 18 month anniversary of the original issue date, unless prior to such date, our shareholders approve the conversion of the shares of Series C preferred stock into shares of our common stock. If we are required to redeem the shares of Series C preferred stock, we will be required to pay to the holders of the shares of Series C preferred stock a total redemption price equal to 102.5% of the stated value of the Series C shares, plus dividends, which would be $2,500,000. In addition, if at the maturity date of the Series C preferred stock, any shares of our Series B preferred stock remain outstanding, we will be required to redeem all such outstanding shares of Series B preferred stock immediately prior to the redemption of the Series C preferred stock. There are currently 28,000 shares of Series B preferred stock outstanding and the total redemption payment for the Series B preferred stock is equal to $700,000 plus any accrued, but unpaid dividends thereon as of such redemption date. Accordingly, the redemption of these securities may have an adverse effect on our cash position. To date, our stockholders have not approved the conversion of the Series C Preferred Stock and the company will continue to seek such shareholder approval in accordance with the terms of the agreements entered into with the holders of the Series C Preferred Stock until such approval is obtained or the occurrence of the maturity date.

Between June and August 2005, several purported shareholder class and derivative actions were filed against our company and certain current and former directors and former officers. The complaints and current status of these actions are described in detail under the caption “Legal Proceedings,” appearing in Item 3 of Part I of this Annual Report on Form 10-K. On December 23, 2010, the company and certain of its current and former directors and former officers entered into a settlement of the consolidated class actions with lead plaintiff. As set forth more fully in the Stipulation of Settlement, upon final approval by the District Court, among other things: (i) the class will consist of all persons who purchased the company’s shares between July 16, 2004 and May 27, 2005; (ii) all claims of all class members (whether class, individual, direct or derivatively) arising out of or related to the plaintiffs’ allegations will be dismissed with prejudice and released and (iii) a payment of $1.9 million will be made for the benefit of the settlement class, which will be funded by the company’s insurance carrier. On February 2, 2011, the District Court entered an order that preliminarily approved the Stipulation of Settlement; preliminarily certified a settlement class of all persons who purchased the company’s common stock between July 16, 2004 and May 27, 2005, inclusive; and scheduled a hearing for July 20, 2011 to determine whether to grant final approval of the settlement. At this hearing the District Court granted final approval of the settlement and certification of the class; and the settlement was, effective as of August 23, 2011.

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

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of June 30, 2011 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$2,859	$512	$1,536	$811	$—

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

Further, in connection with the continuation of the above-referenced compensation modification program, all other employees of the company were granted options to purchase shares of common stock under the company’s 2010 Employee Stock Option Plan in consideration for the continued salary reduction. Under this program, the company reduced the salaries of non-executive employees earning $110,000 per annum or less by 10% and reduced the salaries of its other non-executive employees by 15% and in consideration for such modification, awarded these employees options to purchase such number of shares of common stock as is equal to the foregone salary as measured over a one-year period. Accordingly, we granted our non-executive employees a total of 397,050 options. Under this program, employees’ base salary will revert to its prior level upon the company’s achievement of cash flow breakeven, as defined above, or if otherwise specified by the board of directors to be earlier. The options awarded to non-executive employees will vest on the date that the company achieves cash flow breakeven, as defined above, and shall have the same exercise price and expiration date as the options granted to our executives. In addition, in connection with the foregoing, we also amended the vesting for the options granted in February 2010 to our employees, including executive officers, when we first implemented the compensation modification program. The amendment provides that the measurement period to determine whether the vesting criteria of achieving “cash flow from operations” has been satisfied shall expire at the end of the fiscal quarter ending September 30, 2012.

With respect to our joint venture, in accordance with the terms of the LLC Agreement, we made an initial capital contribution of $50,000 upon the establishment of ExpressMD Solutions and were required to contribute up to $400,000 in additional capital in the event the joint venture satisfies certain operating targets. However, to facilitate the development of the business of the joint venture, we have already advanced funds in excess of the foregoing amount. To date, the company’s total advances to the joint venture are approximately $1,732,000. Although we expect to recover these advances as the joint venture generates revenues, there can be no assurance that such amounts will be recovered. In addition, we may decide to advance additional amounts to further joint venture activities. Additionally, the company has also acquired inventory with a carrying value of approximately $4,569,000 at June 30, 2011 which relates to the joint venture. See Note 1 of Notes to Consolidated Financial Statements “Investment in Joint Venture” for additional information regarding this matter.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2011, we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us.

Present Accounting Standards Not Yet Adopted

In May 2011 the FASB issued Accounting Standards Update (ASU) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs which provides converged guidance of the FASB and the IASB for common requirements for fair value measurements and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments in this ASU are to be applied prospectively, and for public entities, are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In June 2011 the FASB issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, but does not change the items that must be report in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have approximately $980,000 invested in short-term investments as of June 30, 2011. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At June 30, 2011, our unrestricted cash and marketable securities, totaled approximately $2,424,000, of which approximately $980,000 was invested in money market investments. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses. For more information on our investments see Note 1 of Notes to Consolidated Financial Statements.

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

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met.

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

Management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of June 30, 2011.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal year ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

The information set for the under the caption “Sales of Unregistered Securities” in Item 5 of Part II of this Annual Report on Form 10-K regarding issuances of equity securities is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

Our executive officers and directors are as follows:

Name	Age	Office
O’Connell Benjamin	62	Chief Executive Officer , President and Director
J. Edward Sheridan	76	Chairman of the Board of Directors
Todd A. Borus, M.D.	38	Director
J. David Luce	50	Director
John J. Waters	66	Director
William A. Marshall	59	Chief Financial Officer, Treasurer and Principal Accounting Officer

Our by-laws provide that the number of persons on the board of directors shall be between three and fifteen persons, as determined by the board of directors. Our board of directors currently consists of five members. All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are elected annually by, and serve at the discretion of, the board of directors. There are no familial relationships between or among any of our officers or directors.

On February 3, 2011, Harry J. Silverman notified us of his decision not to stand for reelection to our board. Mr. Ranjit C. Singh, who has served as a director of our company since January 2005, decided not to stand for reelection to the board on March 10, 2011. Following our annual meeting of stockholders held on May 5, 2011, the resignations of Messrs. Silverman and Singh became effective.

Biographical Information

The principal occupations and brief summary of the background of each director and executive officer is as follows:

Directors and Executive Officers

O’Connell (Ben) Benjamin was elected to our board of directors on May 5, 2011 and was appointed Chief Executive Officer as of such date. Mr. Benjamin was appointed as the President of Authentidate Holding Corp. on November 26, 2007. Prior to that he led our technology team from January 1, 2005 when he joined the company as Senior Vice President-Products and Technology and has been the chief architect of many of our technology initiatives. Mr. Benjamin started his career in 1973 with AT&T Bell Labs where he led a number of initiatives in research, product development and manufacturing processes. He was the Vice President of R&D for all AT&T Consumer Products until his transition to Lucent Technologies in 1996, as part of Lucent’s spin-off from AT&T. At Lucent, as Vice President in the wireless business unit, he served in various roles leading product development and customer technical support activities. Mr. Benjamin subsequently joined Lucent Digital Radio as Senior Vice President of Product Management in September 1999. Following Lucent Digital Radio’s merger into Ibiquity Digital Corporation in August 2000, he continued to serve as the Co-Chief Operating Officer until August 2003. Prior to joining us, Mr. Benjamin was actively involved as an advisor and equity investor in software and web-services startups. Mr. Benjamin received a BSEE and an MSEE from the Polytechnic Institute of Brooklyn. He is also a graduate of The Executive Program from the Darden Graduate School of Business.

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

Todd A. Borus, M.D., was elected to our board of directors on May 5, 2011. Dr. Borus is a board certified orthopedic surgeon in Vancouver, WA and Portland, OR. Since August 2006, Dr. Borus has been a partner with Northwest Surgical Specialists, a private orthopedic surgery group, based in Vancouver, WA. Dr. Borus is affiliated with the Southwest Washington Medical Center and Legacy Salmon Creek Hospital and since January 2010, Dr. Borus has held the position of Section Chief, Department of Orthopedic Surgery, at Legacy Salmon Creek Hospital. Dr. Borus graduated with a degree in economics from Williams College and attended medical school at the Mount Sinai school of medicine in New York City. His orthopedic surgery training was completed at the University of Michigan. From August 2005 to July 2006, Dr. Borus completed a fellowship training in adult reconstruction and joint replacement surgery at the Brigham and Women’s Hospital, Harvard University, in Boston, MA. In addition, since January 2009, Dr. Borus has served on the Physician Advisory Council of the Southwest Washington Medical Center and currently serves as a consultant to Mako Surgical Corp., a medical device company. Dr. Borus is the brother of Justin Borus, the manager of the general partner of Lazarus Investment Partners, LLLP, which is the beneficial owner of approximately 13.7% of our common stock.

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

Qualifications of Directors

The following table summarizes the specific experience, qualifications, attributes or skills of our directors that led our Nominating and Corporate Governance Committee to conclude that such person should serve as a director of Authentidate:

Nominees	Relevant Experience and Qualifications
O’Connell Benjamin	Significant leadership and business experience and technological expertise. Has served as our chief executive officer since May 2011, as our President since November 2007 and as our Chief Technology Officer from January 2005 until becoming our President. Served in a number of executive capacities with technology and communications companies, including AT&T Consumer Products, Lucent Technologies and Ibiquity Digital Corporation.

J. Edward Sheridan	Significant leadership, business and financial experience, including previously serving as Vice President and Chief Financial Officer of AMF and Fairchild Industries. Breadth of knowledge about Authentidate’s business given service on our board since 1992 and current service as Chairman.

Todd A. Borus, M.D.	Significant knowledge of the healthcare industry and possessing healthcare leadership and management experience through his medical practice, particularly his role as Section Chief, Department of Orthopedic Surgery, at Legacy Salmon Creek Hospital and service on the Physician Advisory Council of the Southwest Washington Medical Center. Experience in advising a medical device company based on his consultancy with Mako Surgical Corp.

J. David Luce	Significant business and financial experience, including serving as Senior Vice President with Barclays Capital (formerly Lehman Brothers) and background in private investment banking. Breadth of knowledge about Authentidate’s business as a result of service on our board since 2003.

John J. Waters	Significant business, accounting and financial experience, including previously serving as Chief Financial Officer of Avantair, Inc. and various executive positions at Arthur Andersen LLP. Breadth of knowledge about Authentidate’s business as a result of service on our board since 2004 and as a former executive officer of our company.

Meetings of the Board of Directors; Independence

During the fiscal year ended June 30, 2011, our board of directors met on fifteen occasions and acted on unanimous written consent on two occasions. No member of the board of directors attended less than 75% of the aggregate number of (i) the total number of meetings of the board of directors or (ii) the total number of meetings held by all committees of the board of directors during the fiscal year ended June 30, 2011. Our independent directors meet in executive sessions periodically during the course of the year.

Our board of directors currently consists of five individuals, three of whom are currently independent directors as defined in the Marketplace Rules of The NASDAQ Stock Market. Our independent directors are J. Edward Sheridan, Todd A. Borus, M.D. and John J. Waters. Our board determined on August 6, 2009, in connection with its approval of an award of 500,000 options to Mr. Luce that Mr. Luce would no longer satisfy the independence criteria of The NASDAQ Stock Market following such grant as such grant was in consideration for services rendered in connection with our ExpressMD™ Solutions joint venture.

Committees of the Board of Directors

The board of directors presently has four committees:

•	Audit Committee;

•	Management Resources and Compensation Committee;

•	Nominating and Corporate Governance Committee;

•	Executive Committee.

Audit Committee. The members of the Audit Committee are presently J. Edward Sheridan, Todd A, Borus and John J. Waters. Mr. Sheridan currently serves as Chairman of this committee. From the beginning of our 2011 fiscal year and until the effectiveness of his resignation from the board on May 5, 2011, Harry J. Silverman served as the Chairman of our Audit Committee. Each of the individuals that served on the Audit Committee during our fiscal year ended June 30, 2011 is an independent member of our board of directors. In addition, the board of directors has determined that the members of the Audit Committee meet the additional independence criteria required for audit committee membership set forth in Rule 10 A-3 promulgated by the SEC under the Securities Exchange Act of 1934, as amended.

The Audit Committee acts to: (i) acquire a complete understanding of our audit functions; (ii) review with management the finances, financial condition and our interim financial statements; (iii) review with our independent auditors the year-end financial statements; and (iv) review implementation with the independent auditors and management any action recommended by the independent auditors. Our board of directors adopted a Restated and Amended Charter governing the activities of the Audit Committee, which is available on our corporate website at www.authentidate.com under the following tabs: “about us—corporate governance—Board Committees—Audit”. During the fiscal year ended June 30, 2011, the Audit Committee met on five occasions.

Audit Committee Financial Expert. Our board of directors has determined that Audit Committee member John J. Waters is our audit committee financial expert, as defined under applicable SEC regulations, and is an independent member of our board.

Management Resources and Compensation Committee. The members of the Management Resources and Compensation Committee are currently John J. Waters, J. Edward Sheridan and Todd A. Borus, each of whom is an independent member of our board of directors. Mr. Waters presently serves as the chairman of this committee. From the beginning of our 2011 fiscal year and until the effectiveness of their resignation from the board on May 5, 2011, Harry J. Silverman and Ranjit C. Singh served as members of this committee and Mr. Singh served as its Chairman. The functions of this committee include administration of our stock option programs and the negotiation and review of all employment agreements of our executive officers. During the fiscal year ended June 30, 2011, this committee held two meetings. The Management Resources and Compensation Committee has authority to select, engage, compensate and terminate independent compensation consultants, legal counsel and such other advisors as it deems necessary and advisable to assist it in carrying out its responsibilities and functions. The Management Resources and Compensation Committee is governed by a written charter approved by our board of directors which is available on our corporate website at www.authentidate.com under the following tabs: “about us—corporate governance—Board Committees—Management Resources and Compensation”.

Nominating and Corporate Governance Committee. The members of this committee are John J. Waters, J. Edward Sheridan and Todd A. Borus each of whom is an independent member of our board of directors. Mr. Waters currently serves as the Chairman of this committee. Our board of directors has adopted a charter governing the activities of the Nominating and Corporate Governance Committee, which may be viewed online on our web site at www.authentidate.com under the following tabs: “about us—corporate governance—Board Committees—Nominating and Corporate Governance”. Pursuant to its charter, this committee’s tasks include reviewing and recommending to the board issues relating to the board’s composition and structure; establishing criteria for membership and evaluating corporate policies relating to the recruitment of board members; implementing and monitoring policies regarding principles of corporate governance in order to ensure the board’s compliance with its fiduciary duties to the company and its stockholders; and making recommendations regarding proposals submitted by stockholders. During the fiscal year ended June 30, 2010, this committee held one meeting.

Executive Committee. We established our Executive Committee on December 7, 2005. The members of this committee are J. David Luce, J. Edward Sheridan and O’Connell Benjamin. Mr. Luce currently serves as Chairman of this committee. The primary purpose of the Executive Committee is to exercise the authority of the board when the board is not in session, subject to certain limitations. For example, the Executive Committee has no power or authority to: (i) make, alter or repeal any by-law or any resolution or resolutions of the directors designating an Executive Committee; (ii) elect, appoint or remove any executive officer or director; (iii) approve any transaction in which any member of the Executive Committee may have a direct or indirect interest; (iv) approve the borrowing of any money greater than $500,000 per transaction in the aggregate; (v) approve any agreement to acquire the entirety or majority of any business or major assets of any other person or entity; (vi) change our principal business; (vi) designate or authorize the issuance of any shares of preferred stock; (vii) undertake a private placement or financing transaction involving debt or equity securities in excess of $500,000; or (viii) vary, by more than 10%, any budget previously approved by the board. During the fiscal year ended June 30, 2011, the Executive Committee did not meet.

Corporate Governance

We maintain a corporate governance page on our corporate website which includes important information about our corporate governance practices, including our Corporate Governance Principles, our Code of Ethics and Business Conduct, and charters for the committees of the board of directors. The corporate governance page can be found at www.authentidate.com, by clicking on “about us corporate governance.”

Board Leadership Structure

Pursuant to our corporate governance policies, in the event the board elects to appoint the chief executive officer as the Chairman of the Board, the board shall also appoint an independent member of the board to serve as “Lead Director,” who shall be responsible for coordinating the activities of the other independent directors and to perform various other duties. Our Chairman, J. Edward Sheridan, is an independent director.

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

Procedures for Determining Executive and Director Compensation

The Management Resources and Compensation Committee was formed to, among other things, assist our board of directors in the discharge of its responsibilities with respect to compensation of our executive officers and non-employee directors. In accordance with its charter, the compensation committee has authority to determine the amount, form and terms of compensation of our chief executive officer and other officers, and to take such action, and to direct us to take such action, as it deems necessary or advisable to compensate our chief executive officer and other officers in a manner consistent with its determinations, and shall deliberate and vote on all such actions outside the presence of our chief executive officer and other officers. The committee is responsible for reviewing, at least annually, the performance of our chief executive officer and other officers, including in light of any goals and objectives established for such performance, and, in light of such review, determining each officer’s compensation. In accordance with its charter, the committee also has authority to establish our general compensation policies and practices and to administer plans and arrangements established pursuant to such policies and practices. In addition, the committee has authority to administer our equity compensation programs, including without limitation to recommend the adoption of such plans, to recommend the reservation of shares of our common stock for issuance thereunder, to amend and interpret such plans and the awards and agreements issued pursuant thereto, and to make awards to eligible persons under the plans and determine the terms of such awards, including any such awards to our chief executive officer and other officers. With respect to non-employee director compensation, the committee reviews such compensation practices and policies and makes recommendations to our board of directors as to the amount, form and terms of non-employee director compensation.

The Management Resources and Compensation Committee did not retain outside consultants during the 2010 or 2011 fiscal years to assist it in implementing these policies or making specific decisions relating to executive compensation. However, the committee does, from time to time, review general information regarding the compensation practices of other companies, including some that may compete with Authentidate for the services of its executives and employees and that information is a factor used by the committee in its decisions and in its general oversight of compensation practices. However, the committee does not use that information to generate specific compensation amounts or targets. Instead, in each compensation decision, the committee exercises its business judgment regarding the appropriateness of types and amounts of compensation in light of the value to the company of specific individuals.

With respect to fiscal 2011 compensation for our executives, the Management Resources and Compensation Committee took into account recommendations made by the Chairman of the Board and chief executive officer of Authentidate with respect to determinations of the types and amounts of compensation to be paid to the other executive officers and also discussed with the Chairman of the Board and the chief executive officer the types and amounts such individuals believed would be appropriate to pay each of them in light of the amounts being recommended for the other executives. Authentidate’s senior management generally applies a similar philosophy and similar policies to determine the compensation of officers and managers who are not executive officers and reports to the Management Resources and Compensation Committee regarding these matters.

Within the context of the overall objectives of our compensation program, we determined the specific amounts of compensation to be paid to each of our executives during fiscal 2011 based on a number of factors including: our understanding of the amount of compensation generally paid by similarly situated companies to their executives with similar roles and responsibilities; our executives’ performance during the fiscal year in general and as measured against predetermined company and individual performance goals; the roles and responsibilities of our executives; the individual experience and skills of, and expected contributions from, our executives; the amounts of compensation being paid to our other executives; our executives’ historical compensation and performance at our company; and any contractual commitments we have made to our executives regarding compensation. Such information is reflected in the Summary Compensation Table under “Executive Compensation” below.

As discussed in greater detail below under the caption “Non-Employee Director Compensation”, In connection with its consideration of a new equity plan for our non-employee directors, the Management Resources and Compensation Committee, in June 2011, engaged Frederic W. Cook & Co., Inc., a nationally-recognized compensation consulting firm, to provide advice regarding the company’s non-employee director compensation policies and practices and present the committee with its assessment and recommendations. Following F.W. Cook’s assessment and taking its recommendations into account, the committee made a recommendation to our board of directors regarding a new equity incentive plan as well as modifications to the company’s current director compensation policy. In July 2011, our board of directors adopted the policy recommended by the committee. With respect to executive officer compensation, the Management Resources and Compensation Committee did not engage F.W. Cook in 2011. Although F.W. Cook had previously provided such services to our company in 2007, it has not provided any services to us since then apart from those described above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own, directly or indirectly, more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities we issue. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such reports received by us, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the 2011 fiscal year.

Code of Ethics

On July 31, 2003, our board of directors approved the Code of Ethics and Business Conduct for our company. Our Code of Ethics and Business Conduct covers all our employees and Directors, including our President and Chief Financial Officer. During the fiscal year ended June 30, 2011, we did not waive any provisions of the Code of Ethics and Business Conduct. Our Code of Ethics and Business Conduct was filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003. We have also posted our Code of Ethics and Business Conduct on our Web site at http://www.authentidate.com, and may be found as follows:

•	From our main Web page, first click on “About Us”

•	Then click on “Corporate Governance”

•	Next, under “Corporate Governance,” click on “Code of Ethics”

We will post any amendments to or waivers from our Code of Ethics and Business Conduct at that location.

ITEM 11. EXECUTIVE	COMPENSATION

Summary of Executive Compensation

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our President, our Chief Financial Officer, and certain of our other executive officers (the “Named Executive Officers”), during the fiscal year ended June 30, 2011 and 2010:

Summary of Executive Compensation

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($) (3)		Stock Awards ($)		Option Awards ($) (4)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
O'Connell Benjamin, Chied Executive Officer and President (1) (2) (7)	2011 2010	$ $	246,500 238,125	$ $	— —	$ $	— —	$ $	137,915 31,270	$ $	— —	$ $	— —	$ $	— —	$ $	384,415 269,395

William A. Marshall, Chief Financial Officer and Treasurer (7)	2011 2010	$ $	221,000 243,750	$ $	— —	$ $	— —	$ $	12,447 28,035	$ $	— —	$ $	— —	$ $	— —	$ $	233,447 271,785

Jan C. Wendenburg, Chief Executive Officer, Authentidate International, A.G. (5) (8) (9)	2011 2010	$ $	214,257 290,698	$ $	60,300 —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	20,773 26,807	$ $	295,330 317,505

(1)	Mr. Benjamin was appointed to office of President effective November 26, 2007 and was appointed chief executive officer on May 5, 2011.
(2)	On May 6, 2009, we entered into a new employment agreement with Mr. Benjamin. The agreement was effective January 1, 2009 for an initial term expiring December 31, 2009. Mr. Benjamin’s base salary was $290,000 per annum from January 1, 2009 to March 31, 2009 and effective as of April 1, 2009 through December 31, 2009, Mr. Benjamin’s base salary was reduced to $222,500. However, Mr. Benjamin’s base salary under the agreement would have been retroactively increased to the rate of $357,500 in the event either (i) the company achieved breakeven operations (as defined in the employment agreement) prior to the end of the 2009 calendar year or (ii) a change of control (as defined in the employment agreement) occurred prior to December 31, 2009. Such events did not transpire.
(3)	Our Named Executive Officers may receive a performance-based bonus of up to 50% of their base salary if certain performance targets are met, pursuant to their respective employment agreements with us. Other than as described in Note (9) below, as of date hereof, no bonus amounts for fiscal 2011 have been determined or awarded. No bonus amounts were paid for fiscal 2010.
(4)	Reflects the grant date fair value of the options granted during the period that are expected to vest. Estimated value of stock options represents the expense as calculated in accordance with FASB Accounting Standards Codification Topic 718: Compensation—Stock Compensation. A discussion of the methods used to calculate these values may be found in Note 2 to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 2011.
(5)	Annual salary, bonus and other compensation amounts are paid in Euros. Amounts reported are based on Euros converted to US dollars at an average exchange rate of 0.7351 and 0.7224 dollars for the fiscal years ended June 30, 2011 and 2010, respectively.
(6)	Other compensation for Mr. Wendenburg includes automobile and related expenses.
(7)	On February 18, 2010 a compensation modification program was implemented. Pursuant to this program Mr. Benjamin and Mr. Marshall accepted a reduction in their current base salary to 85% of their base salary until such time as the company achieves cash flow breakeven, as deferred. This was continued through the 2011 fiscal year.
(8)	Effective as of April 1, 2011, upon the closing of the Company’s disposition of its Authentidate International, A.G. subsidiary, Mr. Wendenburg is no longer a named executive officer of the Company.
(9)	In connection with our disposition of Authentidate International AG, we agreed to make a bonus payment to Mr. Wendenburg equal to 5% of the net sale price received by us in consideration of his efforts in connection with the transaction.

Discussion of Summary Compensation Table

A summary of certain material terms of our compensation plans and arrangements is set forth below. Each of the primary elements of our executive compensation is discussed in detail below. In the descriptions below, we highlight particular compensation objectives that we have designed our executive compensation program to address. However, it should be noted that we have designed the various elements of our compensation program to complement each other and thereby collectively serve all of our executive compensation objectives. Accordingly, whether or not specifically mentioned below, we believe that each element of our executive compensation program, to a greater or lesser extent, serves each of our compensation objectives.

Base Salary

The base salaries payable to our named executive officers reflect the initial base salaries that we negotiated with them at the time of their initial employment or promotion and our subsequent adjustments to these amounts to reflect market increases, the growth and stage of development of our company, our executives’ performance and increased experience, any changes in our executives’ roles and responsibilities and other factors. Employment agreements which we have entered into with each of Messrs. Benjamin, Marshall and Wendenburg, are summarized below.

As described in greater detail below under the caption “Executive Compensation—Employment Agreements with Named Executive Officers” on February 18, 2010, we entered into agreements with each of O’Connell Benjamin, our chief executive officer and president, and William A. Marshall, our chief financial officer, to implement a compensation modification program approved by the Management Resources and Compensation Committee of the board of directors. Pursuant to these agreements, both our chief executive officer and chief financial officer agreed to accept a reduction in their base salary to 85% of their current base salary until such time as we achieve “Cash Flow Breakeven”, as defined in such agreements. In consideration for their agreement to accept a reduction in their base salary, we granted such officers options to purchase such number of shares of common stock as is equal to 15% of their base salary. Accordingly, we granted our chief executive officer 43,500 options and granted our chief financial officer 39,000 options. The options were granted under the our 2000 Employee Stock Option Plan, are exercisable for a period of ten (10) years at a per share exercise price of $1.01 and shall only vest and become exercisable upon either the date determined that we achieve “cash flow breakeven” or in the event of a termination of employment either without “cause” or for “good reason”, as such terms are defined in the employment agreements previously entered into between us and our chief executive officer and chief financial officer. On February 4, 2011, we entered into agreements with our chief executive officer and chief financial officer to continue the foregoing compensation modification program. Pursuant to such agreements, we also granted these officers new options under our 2010 Employee Stock Option Plan upon comparable terms as in 2010. The options granted to Messrs. Benjamin and Marshall on February 4, 2011are exercisable at $0.44 per share. In addition, in connection with the foregoing, we also amended the vesting for the options granted in February 2010 to our employees, including executive officers. The amendment provides that the measurement period to determine whether the vesting criteria of achieving “Cash Flow Breakeven” has been satisfied shall expire at the end of the fiscal quarter ending September 30, 2012.

During the fiscal year ended June 30, 2011, the base salary of Mr. Benjamin was $246,500, reflecting the impact of the salary modification agreements discussed above. During fiscal 2011, the base salary of Mr. Marshall was $221,000, also reflecting the salary modification agreements discussed above. During fiscal 2011, the base salary of Mr. Wendenburg was €210,000, reflecting no change from the rate we compensated him during fiscal 2010.

Equity Compensation

Stock option awards provide our executive officers with the right to purchase shares of our common stock at a fixed exercise price typically for a period of up to ten years, subject to continued employment with our company. Stock options are earned on the basis of continued service to us and generally vest over three years, beginning with one-third vesting one year after the date of grant with the balance then vesting in equal monthly installments over the following two year period. Such vesting is intended as an incentive to such executive officers to remain with us and to provide a long-term incentive. However, we have also sought to base vesting of options on overall corporate performance. For example, as discussed above, the options granted to our named executive officers in connection with the compensation modification agreements they entered into with us in

February 2010 and February 2011 will vest either on the date determined that we achieve Cash Flow Breakeven or in the event of a termination of employment either without “cause” or for “good reason”, as such terms are defined in their employment agreements with us.

Options are generally exercisable for a limited period of time after termination of employment (other than termination for cause) if vested, subject to certain rights that were negotiated in connection with the employment agreements we entered into with our named executive officers. We do not require that any portion of the shares acquired be held until retirement, we do not have a policy prohibiting a director or executive officer from hedging the economic risks of his or her stock ownership and we do not have any minimum stock ownership requirements for executive officers and directors. Stock options have been granted pursuant to our 2000 Employees Stock Option Plan (the “2000 Plan”) and our 2010 Employee Stock Option Plan (the “2010 Plan”), which served as our primary equity incentive plan for our employees and other eligible participants until the adoption of the 2011 Equity Incentive Plan in August 2011. See “Payments Upon Termination or Change-in-Control” for a discussion of the change-in-control provisions related to stock options. The exercise price of each stock option granted under our equity compensation plans is based on the fair market value of our common stock on the grant date and the Management Resources and Compensation Committee may set the exercise price of the options granted to our named executive officers at a price equal to or greater than the fair market value in order to reinforce the incentive nature of the award. Options granted in fiscal 2011 have an exercise price equal to the market price on the grant date, which was considered appropriate by the Management Resources and Compensation Committee based on the market price of our common stock.

During our 2011 fiscal year, option awards were granted to our named executive officers in connection with the compensation modification agreements, described in greater detail above. We granted such officers options to purchase such number of shares of common stock as is equal to 15% of their base salary. Accordingly, we granted our chief executive officer 43,500 options and granted our chief financial officer 39,000 options. These options were granted under our 2010 Employee Stock Option Plan, are exercisable for a period of 10 years at a per share exercise price of $0.44 and shall only vest and become exercisable upon either the date determined that the company achieves Cash Flow Breakeven, as defined above, or in the event of a termination of employment either without “cause” or for “good reason”, as such terms were defined in the employment agreements we previously entered with each such officer. In connection with these awards, we also amended the vesting for the options granted in February 2010 to our employees, including executive officers. The amendment provides that the measurement period to determine whether the vesting criteria of achieving “cash flow from operations” has been satisfied shall expire at the end of the fiscal quarter ending September 30, 2012.

Further, with respect to Mr. Benjamin, on April 14, 2011, we granted him an option to purchase 150,000 shares of our common stock in April 2011 following the company’s receipt of a contract award from the U.S. Department of Veterans Affairs. These latter options are exercisable for ten years at a per share exercise price of $1.14. Of this amount, 50,000 options vested on the grant date and the remaining options vest in two equal annual installments on the first two anniversaries of the grant date.

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

As described above, on February 18, 2010, we entered into agreements with each of our chief executive officer and our chief financial officer, in order to implement a compensation modification program approved by the Management Resources and Compensation Committee of the board of directors. On February 4, 2011, we entered into agreements with each of our chief executive officer and chief financial officer in order to continue the compensation modification program implemented in February 2010. Pursuant to these agreements, both our chief executive officer and our chief financial officer agreed to accept a reduction in their base salary to 85% of their current base salary until such time as we achieve Cash Flow Breakeven. After giving effect to the February 2011 agreements, the term “Cash Flow Breakeven” means that the company has achieved positive cash flow from operations for two consecutive fiscal quarters ending no later than the end of the fiscal quarter ending September 30, 2012, determined by reference to the revenues and other amounts received by the company from its operations. The term “cash flow from operations”, does not include (a) amounts received from the sale, lease or disposition of (i) fixed or capital assets, except for amounts received in the ordinary course of business; or (ii) any subsidiary company; (b) capital expenditures; (c) interest income and expense; and (d) other non-operating items as determined in accordance with generally accepted accounting principles in the United States as consistently applied during the periods involved. In consideration for these agreements, in February 2010 and February 2011, we granted these officers options to purchase such number of shares of common stock as is equal to 15% of their base salary, as described above.

O’Connell Benjamin

On September 6, 2011, we entered into a new employment agreement with O’Connell Benjamin, our Chief Executive Officer and President. The following is a summary description of the terms of the 2011 employment agreement (the “2011 Employment Agreement”):

•

The 2011 Employment Agreement is effective as of September 6, 2011 and expires June 30, 2012, unless sooner terminated as provided therein. Under the employment agreement, Mr. Benjamin’s base salary is $290,000 per annum; however, Mr. Benjamin agreed to accept 15% of his base salary in the form of employee stock options in accordance with the terms of that certain Compensation Modification Agreement entered into with the company as of February 4, 2011. The employment agreement provides that base salary shall automatically increase by $50,000 per annum in the event that the company achieves cash flow breakeven, as defined in the employment agreement, during our fiscal year ending June 30, 2012.

•

Mr. Benjamin shall receive a one-time bonus of $150,000 if our common stock has a closing price at or above $2.40 for 30 consecutive trading days during our fiscal year ending June 30, 2012. In addition, he shall be eligible for an additional bonus in the discretion of the Management Resources and Compensation Committee of not less than 50% of base salary in the event that the company, during the fiscal year ending June 30, 2012, achieves (i) cash flow breakeven and (ii) the company (or its subsidiary) executes firm sales contracts resulting in the sale, during the fiscal year ending June 30, 2012, of at least 7,500 units of the company’s telehealth product offerings.

•

Under the agreement, Mr. Benjamin was granted options to purchase 300,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of execution of the employment agreement. This option grant is subject to the following vesting provisions: (i) 100,000 of such options are subject to time-based vesting with 33.3% of the options vesting on the first anniversary of the grant date and the balance of such amount vesting in equal monthly installments thereafter over the subsequent 24 months; (ii) 100,000 of such options shall vest in the event the company (or its subsidiary) executes firm sales contracts during the fiscal year ending June 30, 2012 for at least 7,500 units of its telehealth product offerings; and (iii) 100,000 of such options shall vest in the event the company achieves “cash flow breakeven” during the 2012 fiscal year. The options are exercisable for a term of ten years.

•

In the event of the termination of employment by the company without “cause” or by Mr. Benjamin for “good reason,” as those terms are defined in the employment agreement, or in the event Mr. Benjamin’s employment is terminated due to his disability, he would be entitled to: (a) a severance payment of 12 months of base salary; (b) continued participation in the company’s health and welfare plans until the later of the expiration date of the agreement or the end of the month of the one-year anniversary of the termination of his employment; and (c) all compensation accrued but not paid as of the termination date.

In addition, in the event the company decides not to renew the agreement or if the company and Mr. Benjamin are unable to reach agreement on the terms of a new agreement prior to the expiration date, the he will be entitled to the severance payment and other benefits described above. In addition, in the event of a “Change in Control” of the company, as defined in the employment agreement, Mr. Benjamin would have the right to terminate his employment for any reason within a limited period of time following the change of control and such termination would be deemed for “good reason”.

•

In the event of the termination of Mr. Benjamin’s employment by the company without “cause”, or by Mr. Benjamin for “good reason”, or if upon the expiration of the employment agreement his employment is not renewed, the conditions to the vesting of the options granted to the Executive under the 2011 Employment Agreement shall be deemed void and all such awards shall be immediately and fully vested and exercisable.

•

The 2011 Employment Agreement contains confidentiality obligations that survive termination and non-solicitation and non-competition obligations that end on the first anniversary of the date of cessation of Mr. Benjamin’s employment.

William A. Marshall

Mr. Marshall, our chief financial officer and treasurer entered into an at-will employment agreement with us effective as of February 15, 2006. The following is a summary of Mr. Marshall’s employment agreement:

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

Jan C. Wendenburg

On June 29, 2007, Authentidate Holding Corp. and its owned subsidiary Authentidate International, AG, entered into a new one year service agreement with Mr. Jan C. Wendenburg, the chief executive officer of

Authentidate International, AG. The service agreement was effective as of July 1, 2007 and was renewed for another one year term effective July 1, 2010 with no changes. Effective as of April 1, 2011, upon the closing of our disposition of its Authentidate International, A.G. subsidiary, Mr. Wendenburg is no longer a named executive officer of the company and the company’s obligations under this agreement were assumed by the purchaser of the subsidiary. The following is a summary of the agreement we had with Mr. Wendenburg:

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

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at June 30, 2011 with respect to the Named Executive Officers.

Outstanding Equity Awards At Fiscal Year-End

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options— Exercisable (#)	Number of Securities Underlying Unexercised Options— Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date (2)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
O’Connell Benjamin	135,000	—		6.28	01/03/15	—	—	—	—
	50,000	—		4.50	08/23/15	—	—	—	—
	50,000	—		1.36	08/08/17	—	—	—	—
	100,000	—		1.25	12/05/17	—	—	—	—
	133,333	—	(3)	0.39	05/06/19	—	—	—	—
	—	43,500	(4)	1.01	02/18/20	—	—	—	—
	—	43,500	(5)	0.44	02/04/21	—	—	—	—
	50,000	100,000	(6)	1.14	04/14/21

William A. Marshall	300,000	—		4.50	02/15/16	—	—	—	—
	50,000	—		1.36	08/08/17	—	—	—	—
	—	39,000	(4)	1.01	02/18/20	—	—	—	—
	—	39,000	(5)	0.44	02/04/21	—	—	—	—

Jan C. Wendenburg (7)	150,000	—		4.54	06/30/11	—	—	—	—
	25,000	—		4.50	06/30/11	—	—	—	—
	50,000	—		1.36	06/30/11	—	—	—	—

(1)	Stock option grants reported in the table above were granted under, and are subject to, our 2000 and 2010 Plans. The option expiration date shown above is the normal expiration date, and the last date that the options may be exercised. For each Named Executive Officer, the unexercisable options shown above are also unvested. Unvested shares are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. For information regarding the effect on vesting of options on the death, disability or termination of employment of a Named Executive Officer or a change in control of our company, see “Payments Upon Termination or Change in Control” below. If a Named Executive Officer’s employment is terminated by us for cause, options (including the vested portion) are generally forfeited. The exercisable options shown above, and any unexercisable options shown above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement. For a description of the material terms of the Named Executive Officer’s employment agreements, see “Employment Agreements With Named Executive Officers” above.
(2)	Effective January 17, 2007, we amended all of the outstanding options held by our employees solely to modify the expiration date to be ten years from the original grant date.
(3)	On May 6, 2009, O’Connell Benjamin was granted 400,000 options. This option grant vests as follows: 133,333 shares will vest in the event the company realizes at least $1,800,000 of quarterly revenues from sales of its Inscrybe software and services prior to the end of the 2009 calendar year; 133,334 shares will vest on the company achieving breakeven operations by December 31, 2009; and of the remaining 133,333 shares, 33.3% shall vest on the date of grant and thereafter the balance will vest in equal installments of 33.3% on each of the next two anniversaries of the grant date. On December 31, 2009, options to purchase 266,667 shares were forfeited since the vesting conditions were not met.
(4)	The options granted on February 18, 2010 were granted in conjunction with the implementation of a compensation modification program. Pursuant to this program Mr. Benjamin and Mr. Marshall accepted a reduction in their current base salary to 85% of their base salary until such time as the company achieves cash flow breakeven. The number of granted options is equal to 15% of their base salary and shall only vest and become exercisable upon either the date determined that the company achieves cash flow breakeven or in the event of a termination of employment either without “cause” or for “good reason”.
(5)	The options granted on February 4, 2011 were granted in conjunction with the continuation of a compensation modification program. Pursuant to this program Mr. Benjamin and Mr. Marshall continued the reduction in their current base salary to 85% of their base salary until such time as the company achieves cash flow breakeven. The number of granted options is equal to 15% of their base salary and shall only vest and become exercisable upon either the date determined that the company achieves cash flow breakeven or in the event of a termination of employment either without “cause” or for “good reason”.

(6)	Options are subject to time-based vesting requirements with 50,000 options being exercisable on the date of grant and the balance of the award vesting in two equal annual installments on each of the first two anniversaries of the date of grant.
(7)	Mr. Wendenburg’s employment with us ended as of April 1, 2011 and each of the options he held as of such date expired on June 30, 2011.

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

O’Connell Benjamin

Death or Disability. Pursuant to the terms of his 2011 Employment Agreement, if Mr. Benjamin’s employment is terminated as a result of his death, Mr. Benjamin or his estate, as applicable, would receive any accrued but unpaid, base salary, bonus and expense reimbursement amounts through the date of his death. If Mr. Benjamin’s employment is terminated as a result of disability, under the 2011 Employment Agreement Mr. Benjamin or his estate, as applicable, would receive (a) any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date on which the disability occurs; (b) a severance payment of 12 months of his base salary in effect on the termination date and (c) continued participation in our benefit plans (or comparable plans) for the longer of the natural expiration of the agreement or the end of the month of the one-year anniversary of the termination of his employment. Further, in the event of a termination due to his death or disability, under the 2011 Employment Agreement Mr. Benjamin’s (or his estate’s or legal representative’s) right to purchase shares of common stock pursuant to any stock option or stock option plan to the extent vested as of the termination date shall remain exercisable in accordance with the terms of the equity compensation plan under which such option was granted.

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

Without Cause or for Good Reason. Under this 2011 Employment Agreement; if Mr. Benjamin’s employment is terminated without cause, by Mr. Benjamin for good reason, or either (1) we fail to timely notify him or our intent to renew his agreement or (2) after providing such notice, we fail to reach an agreement on a new employment agreement with him prior to the expiration date, then we would be obligated to: (a) pay any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date of termination; (b) pay a severance payment equal to 12 months of his base salary in effect on the termination date, but in no event less than $290,000; (c) provide for his continued participation in our benefit plans (or comparable plans) for the longer of the natural expiration of the agreement or the end of the month of the one-year anniversary of the termination of his employment. Further, under the 2011 Employment Agreement, in the event of such a termination event, certain of the options granted to Mr. Benjamin prior to the date of the 2011 Employment Agreement will be deemed vested and shall be exercisable for the duration of their original term. In the event of such a termination, the options granted under the 2011 Employment Agreement will be exercisable in accordance with the terms of such agreement.

In addition, in February 2010, we granted Mr. Benjamin, in consideration for his agreement to accept a reduction in his base salary, options to purchase 43,500 shares of common stock. The options were granted under the 2000 Plan, are exercisable for a period of ten (10) years at a per share exercise price of $1.01 and shall only vest and become exercisable upon either the date determined that the company achieves Cash Flow Breakeven or in the event of a termination of employment either without “cause” or for “good reason”, as such terms are defined in his employment agreement. In February 2011, we granted Mr. Benjamin an additional 43,000 options under the 2010 Plan, exercisable at $0.44 per share, in continuation of the salary reduction program.

Change of Control. In the event of a change of control, under the 2011 Employment Agreement, Mr. Benjamin shall have the right to terminate his employment with us for any reason within a limited period of time of such change of control and such termination shall be deemed for good reason. In such an event, we would be required to pay Mr. Benjamin the amounts described above.

Employee Covenants. In the 2011 Employment Agreement, Mr. Benjamin agreed to keep confidential and not disclose any confidential or proprietary information owned by, or received by or on behalf of, us or any of our affiliates, during the term of the agreement or at any time thereafter. He also agreed to return such confidential and proprietary information to us immediately in the event of any termination of employment. Mr. Benjamin also agreed, during his employment with the company and for a period of one year thereafter, to not in any manner enter into or engage in any business that is engaged in any business directly competitive with our business anywhere in the world, with limited exceptions. Moreover, Mr. Benjamin agreed, during his employment with the company and for a period of 12 months thereafter, to not, directly or indirectly, without our prior written consent: (i) solicit or induce any employee of us or any of our affiliates to leave such employ; or (ii) solicit the business of any customer with respect to products or services that compete directly with the products or services provided or supplied by us.

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

In addition, in February 2010, we granted Mr. Marshall, in consideration for his agreement to accept a reduction in his base salary, options to purchase 39,000 shares of common stock. The options were granted under the 2000 Plan, are exercisable for a period of ten (10) years at a per share exercise price of $1.01 and shall only vest and become exercisable upon either the date determined that the company achieves Cash Flow Breakeven or in the event of a termination of employment either without “cause” or for “good reason”, as such terms are defined in his employment agreement. In February 2011, we granted Mr. Marshall an additional 39,000 options, under the 2010 Plan, exercisable at $0.44 per share in continuation of the salary reduction program.

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

Jan C. E. Wendenburg

Effective as of April 1, 2011, upon the closing of the company’s disposition of its Authentidate International AG subsidiary, Mr. Wendenburg is no longer a named executive officer of the company and the company’s obligations under this agreement were assumed by the purchaser.

2011 Omnibus Equity Incentive Plan

Adjustments upon Merger or Change in Control. The 2011 Plan provides that in the event of a merger with or into another corporation or “change in control,” including the sale of all or substantially all of our assets, unless otherwise provided in an award agreement, in the event of a change in control in which the successor company assumes or substitutes for an option, stock appreciation right, restricted stock award, restricted stock unit award or other share-based award, if a participant’s employment or service as a director with such successor company terminates within 24 months following such change in control (or such other period set forth in the award agreement): (i) options and stock appreciation rights outstanding as of the date of such termination of employment will immediately vest, become fully exercisable, and may thereafter be exercised for 24 months (or such other period of time set forth in the award agreement), (ii) the restrictions, limitations and other conditions applicable to restricted stock and restricted stock units outstanding as of the date of such termination of employment shall lapse and such awards shall become free of all restrictions, and (iii) the restrictions, limitations and other conditions applicable to any other share-based awards or any other awards shall lapse, and such awards shall become free of all restrictions. However, unless otherwise provided in an award agreement, in the event of a change in control, if the successor company does not assume or substitute for an option, stock appreciation right, restricted stock award, restricted stock unit award or other share-based award, then immediately prior to the change in control: (i) those options and stock appreciation rights outstanding as of the date of the change in control that are not assumed or substituted for shall immediately vest and become fully exercisable, (ii) restrictions, limitations and other conditions applicable to restricted stock and restricted stock units that are not assumed or substituted for shall lapse and the restricted stock and restricted stock units shall become free of all restrictions, and (iii) the restrictions, other limitations and other conditions applicable to any other share-based awards or any other awards that are not assumed or substituted for shall lapse, and such other share-based awards or such other awards shall become free of all restrictions.

Termination of Employment. Under the 2011 Plan, if a grantee’s employment or service is terminated for cause, any unexercised option shall terminate effective immediately upon such termination of employment or service. Except as otherwise provided by in an award agreement, if a grantee’s employment or service terminates on account of death or disability, then any unexercised option, to the extent exercisable on the date of such termination of employment or service, may be exercised, in whole or in part, within the first twelve (12) months after such termination of employment or service (but only during the option term) by his or her personal representative or by the person to whom the option is transferred by will or the applicable laws of descent and distribution.

The 2011 Plan provides that except as otherwise provided by the Committee in the award agreement, if a grantee’s employment or service terminates for any reason other than for cause, death, disability or pursuant to a change of control, then any unexercised option, to the extent exercisable immediately before the grantee’s termination of employment or service, may be exercised in whole or in part, not later than three (3) months after such termination of employment or service (but only during the option term); and, to the extent that any such option was not exercisable on the date of such termination of employment or service, it will immediately terminate.

Equity Compensation Plans

2011 Omnibus Equity Incentive Plan

Background

At the company’s special meeting of stockholders held on August 23, 2011, our stockholders approved the 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). Our board of directors adopted the 2011 Plan on July 19, 2011, subject to stockholder approval at the special meeting. The 2011 Plan became effective as of August 23, 2011 upon receipt of the requisite stockholder approval. The purpose of the 2011 Plan is to assist us and our subsidiaries in attracting and retaining selected individuals who, serving as our employees, directors, consultants and/or advisors, are expected to contribute to our success and to achieve long-term objectives which will benefit our stockholders through the additional incentives inherent in the awards under the 2011 Plan. The maximum number of shares of our common stock that are available for awards under the 2011 Plan (subject to the adjustment provisions of the 2011 Plan) is 6,700,000 shares. Under the 2011 Plan, options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other share-based awards and performance awards may be granted to eligible participants. Subject to the reservation of authority by our board of directors to administer the 2011 Plan and act as the committee thereunder, the 2011 Plan will be administered by the Management Resources and Compensation Committee, which has the authority to determine the terms and conditions of awards, and to interpret and administer the 2011 Plan. As of September 1, 2011, we have granted 70,000 options under the 2011 Plan with an exercise price of $0.86.

Our Management Resources and Compensation Committee (the “Committee”) of our board of directors initially began to evaluate the adoption of a new equity-based plan for the company’s non-employee directors as the company’s 2001 Non-Executive Director Stock Option Plan (the “2001 Director Plan”) was set to expire later in 2011. In conducting its evaluation of a new equity plan for directors, and in consultation with Frederic W. Cook & Co., Inc., the Committee determined that the adoption of an omnibus equity incentive plan covering the company’s non-employee directors as well as its employees, executive officers and consultants was more attractive than adopting a stand-alone plan solely for the benefit of the board members. In addition, the

Committee and board wished to provide for a more-flexible equity compensation program for all potential participants than that offered under the company’s historical and current equity plans. The Compensation Committee also believed that it would simplify the administration of the equity compensation program by consolidating all persons to whom the company may wish to grant equity based awards into one omnibus plan, instead of managing separate plans for each class of persons. Following Frederic W. Cook & Co.’s assessment and recommendations, the Committee recommended to the board, and the board adopted the 2011 Plan, as well as other changes to our director compensation program discussed below.

Following stockholder approval of the 2011 Plan, the 2011 Plan replaced both the 2001 Director Plan and the 2010 Employee Plan as the company’s vehicle for granting equity awards to its employees, directors and consultants. Accordingly, as of August 23, 2011, all equity awards granted to our employees, directors and eligible consultants will be made pursuant to the 2011 Plan and shares remaining under our existing plans will no longer be available for grants under such plans. Holders of unexercised options granted under the 2001 Director Plan and the 2010 Employee Plan will be able to exercise those options in accordance with the terms of such grants, until the expiration date set forth in their option certificates.

Summary of the 2011 Plan

Shares Available. The maximum number of shares of our common stock that are available for awards under the 2011 Plan (subject to the adjustment provisions described under “Adjustments upon Changes in Capitalization” below), is 6,700,000 shares. If any shares of common stock subject to an award under the 2011 Plan, or after shareholder approval of the 2011 Plan, an award under the 2010 Employee Plan, are forfeited, expire or are settled for cash (in whole or in part), the shares subject to the award may be used again for awards under the 2011 Plan to the extent of the forfeiture, expiration or cash settlement.

Eligibility. Options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock unit awards, other share-based awards and performance awards may be granted under the 2011 Plan. Options may be either “incentive stock options,” as defined in Section 422 of the Code, or nonstatutory stock options. Awards may be granted under the 2011 Plan to any employee, non-employee member of our board of directors, consultant or advisor who is a natural person and provides services to us or a subsidiary, except for incentive stock options which may be granted only to employees.

Administration. Subject to the reservation of authority by our board of directors to administer the 2011 Plan and act as the committee thereunder, the 2011 Plan will be administered by the Compensation Committee (or a subcommittee).The Committee has the authority to determine the terms and conditions of awards, and to interpret and administer the 2011 Plan.

Stock Options. The Committee may grant either nonstatutory stock options or incentive stock options. A stock option entitles the recipient to purchase a specified number of shares of our common stock at a fixed price subject to terms and conditions set by the Committee. The purchase price of shares of common stock covered by a stock option cannot be less than 100% of the fair market value of the common stock on the date the option is granted. Fair market value of the common stock is generally equal to the closing price for the common stock on the Principal Exchange on the date the option is granted (or if there was no closing price on that date, on the last preceding date on which a closing price was reported). Options are subject to terms and conditions set by the Committee. Options granted under the 2011 Plan expire no later than 10 years from the date of grant.

Stock Appreciation Rights. The Committee is authorized to grant SARs in conjunction with a stock option or other award granted under the 2011 Plan, and to grant SARs separately. The grant price of a SAR may not be less than 100% of the fair market value of a share of our common stock on the date the SAR is granted. The term of an SAR may be no more than 10 years from the date of grant. SARs are subject to terms and conditions set by the Committee. Upon exercise of an SAR, the participant will have the right to receive the excess of the fair market value of the shares covered by the SAR on the date of exercise over the grant price.

Restricted Stock Awards. Restricted stock awards may be issued either alone or in addition to other awards granted under the 2011 Plan, and are also available as a form of payment of performance awards and other earned cash-based incentive compensation. The Committee determines the terms and conditions of restricted stock awards, including the number of shares of common stock granted, and conditions for vesting that must be satisfied, which may be based principally or solely on continued provision of services, and also may include a performance-based component. Unless otherwise provided in the award agreement, the holder of a restricted stock award will have the rights of a stockholder from the date of grant of the award, including the right to vote the shares of common stock and the right to receive distributions on the shares. Except as otherwise provided in the award agreement, any shares or other property (other than cash) distributed with respect to the award will be subject to the same restrictions as the award.

Restricted Stock Unit Awards. Awards of restricted stock units having a value equal to an identical number of shares of common stock may be granted either alone or in addition to other awards granted under the 2011 Plan, and are also available as a form of payment of performance awards granted under the 2011 Plan and other earned cash-based incentive compensation. The Committee determines the terms and conditions of restricted stock units, including conditions for vesting that must be satisfied, which may be based principally or solely on continued provision of services, and also may include a performance-based component. The holder of a restricted stock unit award will not have voting rights with respect to the award. Except as otherwise provided in the award agreement, any shares or other property (other than cash) distributed with respect to the award will be subject to the same restrictions as the award.

Other Share-Based Awards. The 2011 Plan also provides for the award of shares of our common stock and other awards that are valued by reference to our common stock or other property (“Other Share-Based Awards”). Other Share-Based Awards may be paid in cash, shares of our common stock or other property, or a combination thereof, as determined by the Committee. The Committee determines the terms and conditions of Other Share-Based Awards, including any conditions for vesting that must be satisfied.

Performance Awards. Performance awards provide participants with the opportunity to receive shares of our common stock, cash or other property based on performance and other vesting conditions. Performance awards may be granted from time to time as determined at the discretion of the Committee. Subject to the share limit and maximum dollar value set forth above under “Limits on Awards to Participants,” the Committee has the discretion to determine (i) the number of shares of common stock under, or the dollar value of, a performance award and (ii) the conditions that must be satisfied for grant or for vesting, which typically will be based principally or solely on achievement of performance goals.

No Repricing. The 2011 Plan prohibits option and SAR repricings (other than to reflect stock splits, spin-offs or other corporate events described under “Adjustments upon Changes in Capitalization” below, or in connection with a change in control of the company) unless stockholder approval is obtained.

Nontransferability of Awards. No award under the 2011 Plan, and no shares subject to awards that have not been issued or as to which any applicable restriction, performance or deferral period has not lapsed, is transferable other than by will or the laws of descent and distribution, and an award may be exercised during the participant’s lifetime only by the participant or the participant’s estate, guardian or legal representative, except that the Committee may provide in an award agreement that a participant may transfer an award without consideration to certain family members, family trusts, or other family-owned entities, or for charitable donations under such terms and conditions determined by the Committee.

Amendment and Termination. The 2011 Plan will be effective upon the date of stockholder approval and may be amended or terminated by our board of directors except that stockholder approval is required for any amendment to the 2011 Plan which increases the number of shares of common stock available for awards under the 2011 Plan, expands the types of awards available under the 2011 Plan, materially expands the class of persons eligible to participate in the 2011 Plan, permits the grant of options or SARs with an exercise or grant price of less than 100% of fair market value on the date of grant, amends the provisions of the 2011 Plan prohibiting the repricing of options and SARs as described above, increases the limits on shares subject to awards, or otherwise materially increases the benefits to participants under the 2011 Plan. The 2011 Plan will expire on the 10th anniversary of the Effective Date, except with respect to awards then outstanding, and no further awards may be granted thereafter.

Other Option Plans

2010 Plan

In May 2010, our stockholders approved the 2010 Employee Stock Option Plan (the “2010 Plan”) which provided for the grant of options to purchase up to 10,000,000 shares of our common stock. The 2010 Plan served as our primary equity incentive plan for our employees and other eligible participants until the approval by our shareholders of the 2011 Plan. The board of directors unanimously approved the 2010 Plan on January 20, 2010 and our stockholders approved the 2010 Plan on May 19, 2010. Under the terms of the 2010 Plan, options granted there under may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422 of the Code, or options which do not so qualify (“Non-ISOs”). As of the Record Date, we have granted 1,146,050 options under the 2010 Plan with exercise prices ranging from $0.44 to $1.20.

Shares Reserved for Issuance. The 2010 Plan included an initial reserve of 10,000,000 shares of our common stock available for issuance under the plan, subject to adjustment to reflect stock splits and similar events. Shares that are subject to issuance upon exercise of an option but cease to be subject to such option for any reason (other than exercise of such option), and shares that are subject to an award that is granted but is subsequently forfeited, or that are subject to an award that terminates without shares being issued, will again be available for grant and issuance under the 2010 Plan.

Duration, Amendment and Termination. The 2010 Plan was initially approved by our board on January 20, 2010 and will expire on such date in 2020, unless sooner terminated by the board of directors. As stated above, upon the approval by our shareholders of the 2011 Plan, we do not intend to make further option awards under the 2010 Plan. In addition to the power to terminate the 2010 Plan at any time, the board of directors also has the power to amend the 2010 Plan; provided, no amendment to the 2010 Plan may be made without stockholder approval if (a) stockholder approval is required under the listing requirements of any securities exchange or national market system on which our equity securities are listed or (b) the amendment would (i) increase the total number of shares reserved under the 2010 Plan, (ii) change the minimum option prices set forth in the 2010 Plan, (iii) increase the maximum term of options, (iv) materially increase the benefits accruing to the participants under the 2010 Plan, or (v) materially modify the requirements as to eligibility under the 2010 Plan.

2000 Plan

In March 2001, our stockholders approved the 2000 Employees Stock Option Plan (the “2000 Plan”) which provided for the grant of options to purchase up to 5,000,000 shares of our common stock. In March 2004, our stockholders approved an amendment to the 2000 Plan to increase the number of options which we can grant pursuant to the 2000 Plan to 10,000,000 shares. Under the terms of the 2000 Plan, options granted there under may be designated as ISOs or Non-ISOs. As of the Record Date, there were outstanding an aggregate of approximately 2,797,666 options under the 2000 Plan, with exercise prices ranging from $0.39 to $6.61.

Plan Administration

The 2010 Plan and 2000 Plan were administered by the Management Resources and Compensation Committee designated by our board of directors. This committee has the discretion to determine:

•	the eligible employees to whom, and the times and the price at which, options will be granted;

•	whether such options shall be ISOs or Non-ISOs;

•	the periods during which each option will be exercisable; and

•	the number of shares subject to each option.

The board or committee shall have full authority to interpret the 2010 Plan and 2000 Plan and to establish and amend rules and regulations relating thereto. Under the 2010 Plan and 2000 Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent stockholder (as defined in the Plans) such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-ISOs options may be less than such fair market value. The aggregate fair market value of shares subject to options granted to a participant which are designated as ISOs which become exercisable in any calendar year shall not exceed $100,000. The “fair market value” will be the closing Nasdaq price, or if our common stock is not quoted by Nasdaq, as reported by the National Quotation Bureau, Inc., or a market maker of our common stock, or if the common stock is not quoted by any of the above, by the board of directors acting in good faith.

Non-Executive Director Stock Option Plan

In January 2002, our stockholders approved the 2001 Non-Executive Director Stock Option Plan. Awards were granted under the 2001 Director Plan until the approval by our shareholders of the 2011 Plan to (i) non-executive directors as defined and (ii) members of any advisory board we may establish who are not full-time employees of us or any of our subsidiaries. Under the 2001 Director Plan, each non-executive director was automatically be granted an option to purchase 40,000 shares upon joining the board and an option to purchase 10,000 shares each September 1st thereafter, pro rata, based on the time the director has served during the prior year. The term non-executive director refers to those of our directors who are not otherwise a full-time employee of Authentidate or any subsidiary. In addition, each eligible member of an advisory board will receive, upon joining the advisory board, and on each anniversary of the effective date of his appointment, an option to purchase 5,000 shares of our common stock.

In addition, under the 2001 Director Plan, non-executive directors, upon joining the board and for a period of one year thereafter, were entitled to purchase restricted stock from us at a price equal to 80% of the closing price on the date of purchase up to an aggregate purchase price of $100,000. Since its initial adoption, our stockholders have approved the following material amendments to our 2001 Director Plan:

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

As of the June 30, 2011, there were 500,000 options outstanding under the 2001 Director Plan. The options outstanding have exercise prices ranging from $0.58 to $7.15. The term of each option commences on the date it is granted and unless terminated sooner as provided in the 2001 Director Plan, expires ten years from the date of grant. As stated above, following the approval of the 2011 Plan by our shareholders, no further awards will be granted under the 2001 Plan. The 2001 Director Plan was administered by either our full board of directors or a committee of the board consisting of not less than two officers who are not entitled to participate in the 2001 Director Plan. The administrator has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the administrator will make all determinations of the interpretation of the 2001 Director Plan. Options granted under the 2001 Director Plan are not qualified for incentive stock option treatment. The exercise price for options granted under the 2001 Director Plan is 100% of the fair market value of the common stock on the date of grant. The “fair market value” is the closing price of our common stock as reported by Nasdaq, or if our common stock is not quoted by Nasdaq, the closing bid price as reported by the National Quotation Bureau, Inc., or a market maker of our common stock, or if the common stock is not quoted by any of the above by the board of directors acting in good faith. The exercise price of options granted under the 2001 Director Plan must be paid at the time of exercise in cash.

Director Compensation

For our 2011 fiscal year and through July 19, 2011, our non-executive directors were compensated as follows.

•	The annual director fee for our non-executive directors was $15,000;

•

Committee chairmen were paid an additional annual fee as follows: (a) Chairman of the Board—$25,000 per annum; (b) Chairman of the Audit Committee—$15,000 per annum; and (c) other Committee Chairmen—$5,000 per annum;

•	Our Audit Committee financial expert received an additional annual fee of $10,000 through May 19, 2010 at which time the board elected to eliminate this fee; and

•

Meeting fees for our independent directors were $1,500 for each meeting of the board of directors, and $1,500 for each meeting of a committee of the board of directors. For meetings held by conference call, fees were $750 per meeting. Reasonable and customary expenses incurred in attending the board and committee meetings are reimbursable.

Under the 2001 Director Plan, as amended, our non-executive directors received 40,000 stock options upon being elected to the board and had the ability to purchase up to $100,000 of restricted shares of our common stock at a per share purchase price of 80% of the fair market value on the date of purchase during the initial twelve month period following their election to the board. Our non-executive directors also received options to purchase 10,000 shares each year of service under the 2001 Director Plan and are reimbursed for expenses incurred in order to attend meetings of the board of directors. In addition, under the 2001 Director Plan, our directors had the option to elect to receive up to 100% of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of our common stock.

The 2001 Director Plan provided that upon the termination of service of a director, options granted under such plan shall terminate on the second anniversary of the date of termination of service. Notwithstanding the foregoing, (A) if termination of service is due to optionee’s death or permanent disability (as determined by the board), the option shall terminate on the earlier of the expiration date of such option or 12 months following the date of death or termination for permanent disability and (B) if an optionee is removed from the board for cause, as determined by the board, the option awards held by such optionee would terminate immediately upon removal.

In any and all circumstances, an option may be exercised following termination of the optionee’s service as an advisor only as to that number of shares as to which it was exercisable on the date of termination of such services.

A summary of non-executive director compensation for the fiscal year ended June 30, 2011 is as follows:

Summary of Non-Executive Director Compensation

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (4)	Option Awards ($) (5)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J. Edward Sheridan	$34,016	$34,017	$4,570	$—	$—	$—	$72,603

Todd A. Borus (2)	$5,349	$—	$32,785	$—	$—	$—	$38,134

J. David Luce	$—	$26,282	$4,570	$—	$—	$—	$30,852

Harry J. Silverman (3)	$34,500	$—	$4,570	$—	$—	$—	$39,070

Ranjit C. Singh (3)	$13,309	$13,309	$4,570	$—	$—	$—	$31,188

John J. Waters	$16,533	$16,533	$4,570	$—	$—	$—	$37,636

(1)	As of June 30, 2011, each of our current directors had the following number of Director Plan options outstanding: Mr. Sheridan—90,000; Mr. Luce—97,500; Mr. Waters—40,000; Mr. Borus—40,000.
(2)	Dr. Todd Borus was elected to the board of directors on May, 2011.
(3)	Messrs. Harry Silverman and Ranjit Singh did not stand for reelection at the company’s most recent annual meeting of stockholders held on May 5, 2011 and their resignation from the Board became effective on such date. As of June 30, 2011, Mr. Silverman and Mr. Singh had 50,000 and 97,500 options outstanding, respectively.
(4)	For the year ended June 30, 2011 the following directors elected to receive a portion of their cash director fees in shares of common stock. The number of shares of common stock earned for fiscal 2011 to each person that served as a non-employee director during our 2011 fiscal year is as follows: Mr. Sheridan—53,050, Mr. Luce—39,908, Mr. Waters—25,459, and Mr. Singh—22,713.
(5)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2011 computed in accordance with FASB Accounting Standards Codification Topic 718: Compensation—Stock Compensation, and thus may include amounts from awards granted in and prior to 2011. A discussion of the methods used to calculate these values may be found in Note 2 to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

On July 19, 2011, our board approved, the following new compensation policy for our non-employee directors:

•	The annual director fee for our non-executive directors is $30,000;

•

Committee chairmen are paid an additional annual fee as follows: (a) Chairman of the Board—$25,000 per annum; (b) Chairman of the Audit Committee—$15,000 per annum; (c) Chairman of the Management Resources and Compensation Committee—$7,500 per annum; and (d) other Committee Chairmen—$5,000 per annum; and

•

Meeting fees for our independent directors are $1,500 for each meeting of the board of directors, and $1,500 for each meeting of a committee of the board of directors. For meetings held by conference call, fees are $750 per meeting. Reasonable and customary expenses incurred in attending the board and committee meetings are reimbursable.

With respect to the $15,000 increase in the annual director fee, the board determined that for fiscal 2012, this amount shall be paid through the issuance of shares of restricted stock under the 2011 Plan in four equal quarterly installments, based on the fair market value of the company’s common stock as of the last trading day of each fiscal quarter.

In addition to the foregoing cash compensation, effective with the approval by the company’s stockholders of the 2011 Plan, each non-employee director will receive (i) upon initial election to the board of directors, a nonstatutory stock option for the purchase of 40,000 shares of the company’s common stock which vests immediately upon election and (ii) an annual stock option grant, to be granted on September 1, for the purchase of 20,000 shares of the company’s common stock which also vests immediately; provided, that any non-employee director, who has not served as a director for an entire year prior to September 1st of the reference year shall receive a pro rata number of options determined as follows:

Date of Membership	Options Granted
September 1 through November 30	20,000
December 1 through February 28	15,000
March 1 through May 30	10,000
June 1 through August 31	5,000

On September 1, 2011, we granted an aggregate of 70,000 options to our non-employee directors pursuant to the 2011 Plan. These options have an exercise price of $0.86.

The options shall be exercisable for a period of ten years from the grant date. The exercise price of such options shall be equal to the fair market value of our common stock on the grant date, as determined under the 2011 Plan. With respect to such options, upon the termination of service of a director, options shall terminate on the second anniversary of the date of termination of service. Notwithstanding the foregoing, (A) if termination of service is due to optionee’s death or permanent disability (as determined by the board), the option shall terminate on the earlier of the expiration date of such option or 12 months following the date of death or termination for permanent disability and (B) if an optionee is removed from the board for cause, as determined by the board, the option awards held by such optionee would terminate immediately upon removal.

Non-employee directors will continue to have the option to elect to receive up to 100% of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of our common stock issued under the 2011 Plan. Under this program, prior to the commencement of each fiscal year, each non-employee director has the right to elect to receive a percentage (up to 100%) of all cash compensation payable to such non-employee director for the fiscal year ending the following June 30 in restricted shares of our common stock. Notwithstanding the foregoing, however, on one occasion during each fiscal quarter, a non-employee director, prior to the first day of the last month of each fiscal quarter, may notify the company of his decision to modify a prior election, with any such revised allocation to be effective for any subsequent fiscal quarter during the remainder of the fiscal year.

If a non-employee director elects to receive a percentage of his or her cash compensation in restricted shares, the number of restricted shares that will be issued to such director will be calculated by dividing the cash amount to be converted into restricted shares by the fair market value of the company’s common stock as of the date the fees are earned, which date shall be deemed to be the last trading day of each fiscal quarter. Fair market value will be determined in accordance with the provisions of the 2011 Plan. Restricted shares will be restricted from public resale in accordance with the provisions of Rule 144, as adopted by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

Further, in July 2011, the board also adopted stock ownership guidelines applicable to our non-employee directors. The Non-Employee Director Stock Ownership Guidelines require all non-employee directors to hold shares of our common stock with a value equal to four times the amount of the base annual retainer fee paid to non-employee directors for service on the board, excluding additional committee retainer fees, if any. This ownership guideline is initially calculated using the base annual retainer fee for service as a non-employee director as of the date we adopted these guidelines for current directors or for any new members of our board, such person first became subject to the guidelines. These ownership guidelines will be re-calculated following any adjustment to the applicable annual non-employee director retainer fees. These guidelines will be based on the applicable annual board retainer fee in effect on such calculation date.

Non-employee directors are required to achieve the applicable level of ownership within five years of the later of the date the guidelines were adopted and the date the person first became a non-employee member of the board. Shares that count toward satisfaction of the guidelines include shares owned outright by the director or his or her immediate family members residing in the same household and shares held in trust for the benefit of the director or his or her family. Unexercised and/or unvested equity awards do not count toward satisfaction of the guidelines. The value of a share will be measured on the date of the company’s annual meeting each year as the greater of (i) the average closing price over the 12 months preceding the date of calculation or (ii) the purchase price actually paid by the person for such share of the company’s stock. The purchase price for shares acquired pursuant to restricted stock units, performance shares and other similar full value awards is zero. Our Non-Employee Director Stock Ownership Guidelines may be waived, at the discretion of the board’s Management Resources and Compensation Committee if compliance would create undue hardship or prevent a director from complying with a court order, as in the case of a divorce settlement.

Report of the Management Resources and Compensation Committee of the Board of Directors

The following report has been submitted by the Management Resources and Compensation Committee of the board of directors:

The Management Resources and Compensation Committee of the board of directors has reviewed and discussed our Compensation Discussion and Analysis with management. Based on this review and discussion, the Management Resources and Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the SEC.

The foregoing report was submitted by the Management Resources and Compensation Committee of the Board and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A promulgated by the SEC or Section 18 of the Securities Exchange Act of 1934.

John J. Waters

J. Edward Sheridan

Todd A. Borus, M.D.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks between the members of our Management Resources and Compensation Committee and any other entity. At present, Messrs. Waters, Sheridan and Borus are the members of this committee. During the fiscal year ended June 30, 2011, none of the members of the Management Resources and Compensation Committee (a) was an officer or employee of the company during the last fiscal year; (b) was formerly an officer of the company or any of its subsidiaries; or (c) had any relationship with the company requiring disclosure under Item 404 of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of September 1, 2011 with respect to (i) each director and each executive officer, (ii) and all directors and executive officers as a group, and (iii) persons (including any “group” as that term is used in Section l3(d)(3) of the Securities Exchange Act of l934), known by us to be the beneficial owner of more than five percent of our common stock. Shares of common stock subject to options exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.

Type of Class	Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership (++)		Percent of Class (#)
5% Stockholders

	Lazarus Investment Partners LLLP 2401 E. 2nd Avenue, Suite 600 Denver, Colorado 80206	6,371,160	(1)	13.7%

Directors and Executive Officers

Common	O’Connell Benjamin c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	703,333	(2)	1.5%

Type of Class	Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership (++)		Percent of Class (#)
Common	J. Edward Sheridan c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	163,050	(3)	*

Common	J. David Luce c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	1,333,402	(4)	2.9%

Common	John J. Waters c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	656,882	(5)	1.4%

Common	Todd A. Borus, M.D. c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	50,000	(6)	*

Common	William A. Marshall c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	585,000	(7)	1.3%

	Directors/Executive Officers as a group (2)(3)(4)(5)(6)(7)	3,491,667		7.5%

(++)	Unless otherwise indicated below, each director, officer and 5% stockholder has sole voting and sole investment power with respect to all shares that he beneficially owns.
#	Based on 46,342,218 shares of common stock outstanding as of August 31, 2011.
*	Represents less than 1% of the issued and outstanding shares of common stock as of the date of this table.
(1)	Based on Schedule 13G/A filed by the listed stockholder on February 15, 2011 and Form 4 filed by the listed stockholder on April 15, 2011. The Securities reported on this Schedule as beneficially owned by Lazarus Management are held by or for the benefit of Lazarus Partners. The reporting person also owns 500,000 shares of Series C Preferred Stock and 2,500,000 common stock warrants which are not currently exercisable and are not therefore deemed to be beneficially owned for purposes of Rule 13d-3 of the Act. Lazarus Management, as the investment adviser of Lazarus Partners, and as the general partner of Lazarus Partners, and Justin B. Borus, as the managing member of Lazarus Management, may be deemed to beneficially own the Securities held by Lazarus Partners for the purposes of Rule 13d-3 of the Act, insofar as they may be deemed to have the power to direct the voting or disposition of those Securities. Neither the filing of this Schedule nor any of its contents shall be deemed to constitute an admission that Lazarus Management or Mr. Borus is, for any other purpose, the beneficial owner of any of the Securities, and each of Lazarus Management and Mr. Borus disclaims beneficial ownership as to the Securities, except to the extent of his or its pecuniary interests therein.
(2)	Includes vested options to purchase 518,333 shares of common stock and excludes unvested options to purchase 187,000 shares of common stock. Excludes options to purchase 300,000 shares of common stock granted to Mr. Benjamin on September 6, 2011, all of which are subject to vesting conditions.
(3)	Includes vested options to purchase 110,000 shares of common stock.

(4)	Includes vested options to purchase 117,500 shares of common stock. Includes 1,077,754 shares of common stock owned by Duke 83, LLC. Excludes unvested options to purchase 500,000 shares of common stock.
(5)	Includes vested options to purchase 60,000 shares of common stock and 17,000 shares of common stock owned by Mr. Water’s spouse.
(6)	Includes vested options to purchase 50,000 shares of common stock.
(7)	Includes vested options to purchase 350,000 shares of common stock and excludes unvested options to purchase 78,000 shares of common stock.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of June 30, 2011 which consisted of the 2010 Employee Stock Option Plan, 2000 Employee Stock Option Plan, as amended, and the 2001 Non-Employee Director Stock Option Plan, as amended. Information concerning each of the aforementioned plans is set forth above. On August 23, 2011, our stockholders approved the 2011 Plan, which is described in greater detail above.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)
Equity Compensation Plans Approved by Stockholders	4,444,000	(1)	$2.27	8,904,000	(2)
Equity Compensation Plans Not Approved by Stockholders	820,000	(3)	1.00	N/A

Total	5,264,000		$2.07	8,904,000

(1)	Includes 500,000 options issued pursuant to our 2001 Director Plan, as amended, and 3,944,000 options issued to employees pursuant to our 2000 Plan and 2010 Plan; but does not include 15,000 options issued under our 2010 Plan in July or 70,000 options and 300,000 options granted under our 2011 Plan on September 1, 2011 and September 6, 2011, respectively.
(2)	Reflects 8,854,000 options available for issuance as of June 30, 2011 pursuant to our 2010 Plan and 50,000 options that would have been granted under the 2001 Director Plan on September 1, 2011. On August 23, 2011 the stockholders approved the 2011 Plan that replaced the 2010 Employee Plan and 2001 Director Plan. Under the 2011 Plan 6,700,000 shares are available for issuance in lieu of the issuance of the options under our other equity compensation plans.
(3)	See Note 11 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information related to common stock purchase warrants issued to certain consultants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE MG TO UPDATE

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

On August 6, 2009, the board of directors agreed to award options to purchase 500,000 shares of common stock to Mr. J. David Luce, a member of the board of directors as a fee for services rendered in connection with our ExpressMD™ Solutions joint venture (the “Joint Venture”). The options were awarded under our 2000 Plan and are exercisable for a period of ten years at a per share exercise price of $2.00, subject to vesting conditions. The options will vest solely in the event that the Joint Venture (or a successor) achieves revenues in the aggregate amount of at least $5,000,000 prior to the second anniversary of the option grant date (the “Target

Date”). In the event such metric is achieved, 250,000 options will vest. The remaining options will vest only if the Joint Venture (or a successor) achieves revenues in the aggregate amount of $10,000,000 prior to the Target Date. Due to the this arrangement, the company’s board of directors determined that Mr. Luce no longer satisfies the criteria for independence under the applicable rules of the Nasdaq Stock Market and accordingly, Mr. Luce resigned from his membership on the company’s Management Resources and Compensation Committee and Nominating and Corporate Governance Committee immediately prior to the board of directors’ consideration of this matter. Mr. Luce, however, continues to serve as a member of the company’s board of directors. On May 5, 2011, the company’s board of directors agreed to amend the vesting terms of this option award to provide that the Target Date shall be the third anniversary of the date of grant.

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

On October 12, 2010, we entered into a securities purchase agreement with certain institutional and accredited investors to sell and issue $5.0 million of units of our securities and in the aggregate, we sold 1,250,000 units of securities, at a price of $4.00 per unit. The units consisted of a total of 7,500,000 shares of common stock, 1,250,000 shares of Series C Preferred Stock and 6,250,000 Warrants. This transaction closed on October 13, 2010. As a result of the consummation of the offering, two investors, Lazarus Investment Partners LLLP and AQR Capital Management LLC, subsequently filed reports on Schedule 13G indicating that following such transaction, such persons became beneficial owners of in excess of 5% of our common stock. As of the date of this Annual Report on Form 10-K, based upon a report on Schedule 13G/A and Form 4 filed by Lazarus Investment Partners LLLP, we believe that such entity is the beneficial ownership of approximately 13.7% of our common stock. Further, we believe that AQR Capital Management LLC no longer beneficially owns in excess of 5% of our common stock. In May 2011, our stockholders elected Dr. Todd A. Borus to serve on our board of directors. Dr. Borus is the brother of the manager of the general partner of Lazarus Investment Partners, LLLP.

As described in greater detail in Note 25 of Notes to Consolidated Financial Statements, on October 7, 2011, the company entered into a securities purchase agreement with certain accredited and/or institutional investors relating to a registered direct offering by the company for an aggregate of 5,874,998 shares of common stock of the company and warrants to purchase up to an aggregate of 2,937,497 shares of Common Stock. One of the investors in this offering, Lazarus Investment Partners LLLP, which was the beneficial owner of approximately 13.7% of our outstanding shares of Common Stock immediately prior to the offering, agreed to purchase 1,428,571 shares of Common Stock and warrants to purchase 714,285 shares of Common Stock. The manager of the general partner of Lazarus Investment Partners, LLLP, is the brother of Dr. Todd A. Borus, a member of our board of directors. In addition, Douglas B. Luce, the brother of J. David Luce, a member of our board of directors, agreed to purchase 571,428 shares of Common Stock and warrants to purchase 285,714 shares of Common Stock. The participation by these investors was on the same terms as the other investors in the offering.

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

Independence of our Board of Directors and its Committees

The listing rules established by the Nasdaq Stock Market, LLC require that a majority of the members of a listed company’s board of directors qualify as “independent” as affirmatively determined by the board, meaning that each independent director has no direct or indirect material relationship with a company other than as a director and/or a stockholder. Our board of directors consults with legal counsel to ensure that our board’s determination with respect to the definition of “independent” is consistent with current Nasdaq listing rules. Our board of directors reviewed all relevant transactions or relationships between each director, or any of his family members, and our company and has affirmatively determined that each of our directors, other than J. David Luce and O’Connell Benjamin, are independent directors under the applicable guidelines noted above. Our board of directors currently has four committees: the Audit Committee, the Management Resources and Compensation Committee, the Nominating and Corporate Governance Committee and the Executive Committee. All of the members of our Audit Committee meet the standards for independence required under current Nasdaq Stock Market listing rules, SEC rules, and applicable securities laws and regulations. All of the members of our Management Resources and Compensation Committee and our Nominating and Corporate Governance Committee satisfy the applicable independence standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The board of directors of Authentidate has selected EisnerAmper LLP (formerly Eisner LLP) as its independent registered public accounting firm for the current fiscal year. During the 2011 fiscal year, the audit services provided by EisnerAmper LLP consisted of an audit of the financial statements and services related to filings with the SEC. The following table presents the total fees billed for professional audit and non-audit services rendered by our independent registered public accounting firm for the audit of our annual financial statements for the years ended June 30, 2011 and 2010, and fees billed for other services rendered by our independent registered public accounting firm during those periods.

	Year Ended June 30,
	2011	2010
Audit Fees (1)	$167,000	$315,000

Total	$167,000	$315,000

(1)

Audit services consist of audit work performed on financial statements, reviews of Annual Reports on Form 10-K, reviews of financial statements and related Quarterly Reports on Form 10-Q during the fiscal year, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including consents for registration statement filings and responding to SEC comment letters on annual and quarterly filings. During the fiscal years ended June 30, 2011 and 2010, all reported amounts were for services provided by EisnerAmper LLP. We did not incur fees for audit related, tax or other service performed by EisnerAmper LLP during the fiscal years ended June, 30, 2011 and 2010.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following Financial Statements of AHC are set forth below:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of June 30, 2011 and 2010;

•	Consolidated Statements of Operations for the years ended June 30, 2011, 2010, and 2009;

•	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2011, 2010, and 2009;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2011, 2010, and 2009; and

•	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

There are no schedules required for any of the years in the three year period ended June 30, 2011 pursuant to item 15 (d)

(a)(3) Exhibits

The exhibits required by Item 15 (a) (3) are set forth in the Exhibit Index

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

By:	/S/ O’CONNELL BENJAMIN
O’Connell Benjamin Chief Executive Officer and President

Dated: October 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/S/ J. EDWARD SHERIDAN J. Edward Sheridan	Chairman of the Board	October 13, 2011

/S/ O’CONNELL BENJAMIN O’Connell Benjamin	Chief Executive Officer, President and Director	October 13, 2011

/S/ TODD A. BORUS, M.D. Tood A. Borus	Director	October 13, 2011

/S/ J. DAVID LUCE J. David Luce	Director	October 13, 2011

/S/ JOHN J. WATERS John J. Waters	Director	October 13, 2011

/S/ WILLIAM A. MARSHALL William A. Marshall	Chief Financial Officer and Principal Accounting Officer	October 13, 2011

EXHIBIT INDEX

The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. ss. 230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits. A management contract or compensation plan or arrangement is indicated with (§§). Certain portions of exhibits marked with the symbol (++) have been granted confidential treatment by the Securities and Exchange Commission. Such portions were omitted and filed separately with the Securities and Exchange Commission. Certain portions of exhibits marked with the symbol (#) have been omitted and are subject to our request for confidential treatment by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Commission.

Item No.	Description
2.1	Form of Stock Purchase Agreement dated as of March 4, 2002 by and among Authentidate Holding Corp., Authentidate International AG and PFK Acquisition Group I, LLC. (Exhibit 2.1 to Form 8-K dated March 15, 2002).

2.2	Asset Purchase Agreement, dated as of May 31, 2007, by and between Astria Solutions Group, LLC and Authentidate Holding Corp. (Exhibit 2.1 to Form 8-K filed June 11, 2007).

2.3	Share Purchase Agreement by and among Authentidate Holding Corp. and Exceet Group, dated March 9, 2011 (filed as exhibit 2.1 to Current Report on Form 8-K filed on April 7, 2011).

3.1	Certificate of Incorporation of Bitwise Designs, Inc.-Delaware (Exhibit 3.3.1 to Registration Statement on Form S-18, File No. 33-46246-NY).

3.1.1	Certificate of Designation of Series B Preferred Stock (Exhibit 3.2.1 to Form 10-KSB dated October 4, 1999).

3.1.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

3.1.5	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series B Convertible Preferred Stock (Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2002).

3.1.6	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit C to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

3.2	By-Laws, as amended (Exhibit 3.2.1 to Form 10-Q for the quarter ended March 31, 2004).

3.2.1	Amendment to By-laws (filed as Exhibit 3.1 to Current Report on Form 8-K, dated November 15, 2007).

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY).

4.2	Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494).

4.3	Senior Subordinated Secured Note, dated as of May 31, 2007, executed by Astria Solutions Group, LLC (Exhibit 4.1 to Form 8-K filed June 11, 2007).

4.4	Form of Warrant issued to Placement Agent dated December 7, 2009 (filed as Exhibit 4.2 to Current Report on Form 8-K dated December 8, 2009).

4.5	Form of Warrant granted pursuant to Standby Commitment dated September 22, 2009 (filed as Exhibit 4.6 to Annual Report on Form 10-K for the fiscal year ended June 30, 2010).

4.6	Form of Warrant granted to consultant (filed as Exhibit 4.6 to Annual Report on Form 10-K for the fiscal year ended June 30, 2010).

Item No.	Description
4.7	Form of Warrant issued in private placement from October 2010 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on October 14, 2010).

4.8	Certificate of Designations, Preferences and Rights and Number of Shares of Series C 15% Convertible Redeemable Preferred Stock (filed as Exhibit 4.2 to Current Report on Form 8-K filed on October 14, 2010).

4.9	Form of Warrant filed as Exhibit 4.1 to Current Report on Form 8-K dated October 12, 2011.

10.1++	Joint Venture Agreement between the Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.30 to the Company’s Form 10-KSB dated June 30, 2000).

10.2++	Technology License Agreement between the Company, Authentidate, Inc. and Windhorst New Technologies, Agi.G (Exhibit 10.31 to the Company’s Form 10-KSB dated June 30, 2000).

10.3++	Strategic Alliance Agreement between Authentidate Holding Corp., Authentidate, Inc. and United States Postal Service dated as of July 31, 2002. (Exhibit 10.23 to Form 10-K dated September 30, 2002).

10.4++	Agreement among Trac Medical Solutions, Inc., Homecare Association, LLC and bConnected Software, Inc. dated February 12, 2004 (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004).

10.5++	Product Development and License Agreement between Trac Medical Solutions, Inc. and bConnected Software, Inc. dated February 12, 2004 (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004).

10.6§§	2000 Employee Stock Option Plan, as amended (filed as Exhibit B to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

10.7§§	Form of Stock Option Award Pursuant to 2000 Employee Stock Option Plan, as amended (filed as Exhibit 10.30.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.8§§	Form of Stock Option Award Pursuant to 2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit 10.31.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.9	Lease Agreement dated as of July 5, 2005 between Authentidate Holding Corp. and The Connell Company (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 11, 2005).

10.10§§	Employment Agreement between William A. Marshall and Authentidate Holding Corp. (filed as Exhibit 10.1 to Current Report on Form 8-K dated February 15, 2006).

10.11#	License Agreement between Authentidate Holding Corp. and U.S. Postal Service (filed as Exhibit 10.1 to Current Report on Form 8-K dated November 6, 2007).

10.12§§	Employment Agreement between O’Connell Benjamin and Authentidate Holding Corp. (filed as Exhibit 10.1 to Current Report on Form 8-K dated May 11, 2009).

10.13	Summary Term Sheet for Standby Commitment dated September 22, 2009 (filed as Exhibit 10.37 to Annual Report on Form 10-K for the year ended June 30, 2009).

10.14	Limited Liability Company Agreement by and between Authentidate Holding Corp. and EncounterCare Solutions, Inc. (filed as Exhibit 10.1 to Current Report on Form 8-K dated November 10, 2009).

10.15	Form of Securities Purchase Agreement December 7, 2009 (filed as Exhibit 10.1 to Current Report on Form 8-K dated December 8, 2009).

10.16§§	Compensation Modification Agreement with O’Connell Benjamin (filed as Exhibit 10.1 to Current Report on Form 8-K dated February 22, 2010).

Item No.	Description
10.17§§	Compensation Modification Agreement with William Marshall (filed as Exhibit 10.2 to Current Report on Form 8-K dated February 22, 2010).

10.18§§	2010 Employee Stock Option Plan (filed as Exhibit A to definitive Proxy Statement dated April 14, 2010).

10.19§§	Form of Stock Option Award Pursuant to 2010 Employee Stock Option Plan (filed as Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended June 30, 2010).

10.20§§	2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit 10.2 to Current Report on Form 8-K dated May 25, 2010).

10.21	Purchase Agreement between Authentidate Holding Corp. and Star Advisors, LLC dated as of June 30, 2010 (filed as Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended June 30, 2010).

10.22	Form of Securities Purchase Agreement dated October 12, 2010 by and among Authentidate Holding Corp. and the Investors named therein (filed as Exhibit 10.1 to Current Report on Form 8-K filed on October 14, 2010).

10.23	Form of Registration Rights Agreement dated October 12, 2010 by and among Authentidate Holding Corp. and the Investors named therein (filed as Exhibit 10.2 to Current Report on Form 8-K filed on October 14, 2010).

10.24	Stipulation of Settlement (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2010).

10.25§§	Compensation Modification Agreement with O’Connell Benjamin (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2010).

10.26§§	Compensation Modification Agreement with William Marshall (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2010).

10.27	Trademark License Agreement dated March 9, 2011 between Authentidate Holding Corp. and Authentidate International, AG (filed as Exhibit 10.2 to Current Report on Form 8-K filed on April 7, 2011)

10.28++	Intellectual Property License Agreement dated March 9, 2011 between Authentidate Holding Corp. and Authentidate International, AG (filed as Exhibit 10.2 to Current Report on Form 8-K filed on April 7, 2011)

10.29++	Contract Award from U.S. Department of Veterans Affairs (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.30§§	Employment Agreement dated September 6, 2011 between O’Connell Benjamin and the Company (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 8, 2011).

10.31§§*	2011 Omnibus Equity Incentive Plan (filed as Appendix A to the definitive proxy statement dated July 27, 2011).

10.32*§§	Form of Incentive Stock Option Grant Agreement under the 2011 Omnibus Equity Incentive Plan.

10.33*§§	Form of Non-Statutory Stock Option Grant Agreement under the 2011 Omnibus Equity Incentive Plan.

10.34	Placement Agency Agreement by and between the Company and C.K. Cooper & Co., Inc. dated October 7, 2011 (filed as Exhibit 1.1 to Current Report on Form 8-K dated October 12, 2010).

10.35	Engagement Agreement by and between the Company and Rodman &Renshaw, LLC, dated as of October 7, 2011 (filed as Exhibit 1.2 to Current Report on Form 8-K dated October 12, 2011).

10.36	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to Current Report on Form 8-K dated October 12, 2011).

Item No.	Description
14	Code of Ethics (Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

21*	Subsidiaries of Registrant

23.1*	Consent of EisnerAmper LLP (formerly Eisner LLP)

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

Authentidate Holding Corp. and Subsidiaries

Index to Consolidated Financial Statements

June 30, 2011, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Authentidate Holding Corp.

We have audited the accompanying consolidated balance sheets of Authentidate Holding Corp. and subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Authentidate Holding Corp. and subsidiaries as of June 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ EisnerAmper LLP

New York, New York

October 13, 2011

Authentidate Holding Corp. and Subsidiaries

Consolidated Balance Sheets

	June 30,
(in thousands, except per share data)	2011	2010
Assets
Current assets
Cash and cash equivalents	$1,444	$276
Restricted cash	256	256
Marketable securities	980	1,079
Accounts receivable, net	423	521
Inventory	4,569	4,589
Prepaid expenses and other current assets	557	665
Assets of discontinued operations	—	694

Total current assets	8,229	8,080
Property and equipment, net	680	520
Other assets
Software development costs, net	695	1,460
Other assets	1,231	1,152
Assets of discontinued operations	—	7,332
Assets held for sale	—	2,000

Total assets	$10,835	$20,544

Liabilities, Redeemable Preferred Stock and Shareholders' Equity
Current liabilities
Accounts payable and accrued expenses	$3,198	$4,092
Deferred revenue	92	240
Liabilities of discontinued operations	—	1,194

Total current liabilities	3,290	5,526
Long-term deferred revenue	140	140

Total liabilities	3,430	5,666

Commitments and contingencies (Note 14)
Redeemable preferred stock	2,931	—
Shareholders’ equity
Preferred stock $.10 par value; 5,000 shares authorized Series B, 28 shares issued and outstanding on June 30, 2010	—	3
Common stock, $.001 par value; 75,000 shares authorized, 46,323 and 38,436 issued and outstanding on June 30, 2011 and 2010, respectively	46	38
Additional paid-in capital	172,786	170,490
Accumulated deficit	(168,358)	(155,518)
Accumulated other comprehensive loss	—	(135)

Total shareholders’ equity	4,474	14,878

Total liabilities, redeemable preferred stock and shareholders’ equity	$10,835	$20,544

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statements of Operations

	Year Ended June 30,
(in thousands, except per share data)	2011	2010	2009
Revenues—hosted software services	$2,795	$2,419	$2,790

Operating expenses
Cost of revenues	1,896	2,016	1,872
Selling, general and administrative	6,024	7,055	8,132
Product development	829	1,016	677
Depreciation and amortization	1,197	1,209	1,472

Total operating expenses	9,946	11,296	12,153

Operating loss	(7,151)	(8,877)	(9,363)
Other income (expense), net	365	(170)	550

Loss from continuing operations	(6,786)	(9,047)	(8,813)
Income (loss) from discontinued operations, including a loss on disposal in 2011 of $5,405, net	(5,769)	42	(554)

Net loss	$(12,555)	$(9,005)	$(9,367)

Basic and diluted loss per common share
Continuing operations	$(0.16)	$(0.25)	$(0.25)
Discontinued operations	(0.13)	0.00	(0.02)

Basic and diluted loss per common share	$(0.29)	$(0.25)	$(0.27)

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands)	Number of Shares	Preferred Stock	Number of Shares	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Comprehensive Income (Loss)
Balance, June 30, 2008	28	$3	34,537	$35	$165,681	$(137,006)	$(522)	$28,191	$(16,270)

Preferred stock dividends						(70)		(70)
Share-based compensation expense					410			410
Restricted shares issued for services			296		108			108
Purchase of common stock			(547)	(1)	(147)			(148)
Currency translation adjustment							(84)	(84)	(84)
Unrealized holding gain—marketable securities							500	500	500
Net loss						(9,367)		(9,367)	(9,367)

Balance, June 30, 2009	28	$3	34,286	$34	$166,052	$(146,443)	$(106)	$19,540	$(8,951)

Preferred stock dividends						(70)		(70)
Share-based compensation expense					311			311
Issuance of common stock			4,099	4	3,535			3,539
Exercise of stock options			8		5			5
Restricted shares issued for services			43		54			54
Issuance of warrants for commitment					533			533
Currency translation adjustment							(29)	(29)	(29)
Net loss						(9,005)		(9,005)	(9,005)

Balance, June 30, 2010	28	$3	38,436	$38	$170,490	$(155,518)	$(135)	$14,878	$(9,034)

Preferred stock dividends						(285)		(285)
Share-based compensation expense					230			230
Issuance of common stock, net			7,750	8	2,637			2,645
Restricted shares issued for services			137		76			76
Issuance of warrants for services					50			50
Currency translation adjustment							8	8	8
Currency translation loss—discontinued operations							127	127	127
Reclass Series B preferred stock	(28)	(3)			(697)			(700)
Net loss						(12,555)		(12,555)	(12,555)

Balance, June 30, 2011	—	$—	46,323	$46	$172,786	$(168,358)	$—	$4,474	$(12,420)

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	June 30,
(in thousands)	2011	2010	2009
Cash flows from operating activities
Net loss	$(12,555)	$(9,005)	$(9,367)
Adjustments to reconcile net loss to net cash used by operating activities
Loss(income) from discontinued operations	5,769	(42)	554
Depreciation and amortization	1,197	1,209	1,472
Share-based compensation	226	283	383
Warrants issued for services	50	—	—
Restricted shares issued for services	76	54	108
Amortization of deferred financing cost warrants	—	533	—
Net gain on sale of non-core assets	(351)	—	—
Changes in assets and liabilities
Accounts receivable	98	(80)	(82)
Inventory	20	(4,301)	(288)
Prepaid expenses and other current assets	108	85	(265)
Accounts payable and accrued expenses	(955)	3,084	(298)
Deferred revenue	(148)	71	(361)

Net cash used in operating activities	(6,465)	(8,109)	(8,144)

Cash flows from investing activities
Restricted cash	—	256	—
Purchases of property and equipment and other assets	(611)	(320)	(19)
Other intangible assets acquired	(60)	(12)	(7)
Capitalized software development costs	—	(80)	(515)
Net proceeds from sale of non-core assets	2,351	—	—
Purchase of common stock	—	—	(148)
Sales of marketable securities	99	5,024	4,722

Net cash provided by investing activities	1,779	4,868	4,033

Cash flows from financing activities
Net proceeds from issuance of preferred and common stock	4,645	3,539	—
Proceeds from exercise of options	—	5	—
Dividends paid	(88)	(35)	(52)

Net cash provided (used) by financing activities	4,557	3,509	(52)

Net increase (decrease) in cash and cash equivalents	(129)	268	(4,163)
Cash flow from discontinued operations—operating activities	(25)	(254)	234
Cash flow from discontinued operations—investing activities	1,277	(13)	(19)
Effect of exchange rate changes on cash flows—discontinued operations	8	(29)	(84)
Net increase (decrease) in cash and cash equivalents—discontinued operations	37	296	(131)

Cash and cash equivalents, beginning of year	276	8	4,171

Cash and cash equivalents, end of year	$1,444	$276	$8

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2011, 2010, and 2009

1. Description of Business and Summary of Significant Accounting Policies

Authentidate Holding Corp. (Authentidate or the company) is a provider of secure web-based software applications and telehealth products and services that enable healthcare organizations to coordinate care for patients and enhance related administrative and clinical workflows. Authentidate and its subsidiaries provide products and services that address a variety of business needs for our customers, including enabling healthcare organizations to increase revenues, improve productivity, enhance patient care and reduce costs by eliminating paper and manual work steps from clinical, administrative and other processes and enhancing compliance with regulatory requirements. Our web-based services are delivered as Software as a Service (SaaS) to our customers interfacing seamlessly with billing and document management systems. These solutions incorporate multiple features and security technologies such as rules based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient monitoring capabilities. Both web and fax-based communications are integrated into automated, secure and trusted workflow solutions.

Our ExpressMD™ Solutions joint venture provides in-home patient vital signs monitoring systems and services to improve care for patients with chronic illnesses and reduce the cost of care by delivering results to their healthcare providers via the Internet. ExpressMD Solutions, combines EncounterCare’s Electronic House Call™ patient vital signs monitoring appliances with a web-based management and monitoring software module based on Authentidate’s Inscrybe® Healthcare platform. The joint venture also offers the ExpressMD Interactive Voice Response (IVR) patient vital signs monitoring solution that provides an alternative for patients who require a flexible, mobile solution for care plan reminders and vital signs monitoring. Using any touch-tone phone, patients can answer their session questions and enter their vital signs test results verbally or by entering their answers on their phone keypad. Both solutions enable unattended measurements of patients’ vital signs and related health information and are designed to aid wellness and preventative care, and deliver better care to specific patient segments who require regular monitoring of medical conditions. Authentidate currently operates its business in the United States with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to our market. The business is engaged in the development and sale of web-based services largely based on our Inscrybe® platform and related capabilities and telehealth services. We also offer our patent pending content authentication technology AuthentiProof with our services.

Based on our business plan, we expect our existing resources, including the net proceeds generated from our registered direct offering in October 2011, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, these resources may not be sufficient if we are required to redeem our outstanding shares of Series B and Series C preferred stock within the next 12 months and we may attempt to renegotiate the terms of such securities. If necessary, management of the company believes that it can reduce operating expenses and/or raise additional equity or debt financing to satisfy its working capital requirements. However, no assurances can be given that we will be able to support our costs through revenues derived from operations, generate sufficient cash flow to satisfy our other obligations or successfully modify the terms of our preferred securities. In addition, there can be no assurance that the company will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company.

As discussed more fully in Notes 17 of Notes to Consolidated Financial Statements, on April 1, 2011 the company announced that it had completed the sale of all the capital stock of its wholly-owned German subsidiary, Authentidate International AG, to Exceet Group AG. Accordingly, the results of operations, cash flows, assets and liabilities of the German subsidiary have been presented as discontinued operations and assets and liabilities of discontinued operations in the consolidated financial statements for all periods presented.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010, and 2009

Principles of Consolidation

The financial statements include the accounts of Authentidate Holding Corp. and its subsidiaries and joint venture. Intercompany transactions and balances have been eliminated. Equity investments where we do not exercise significant influence over the investee are accounted for under the cost method.

Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. At June 30, 2011 and 2010 cash equivalents consisted primarily of investments in short term investments such as overnight interest bearing deposits.

Marketable Securities

Our marketable securities as of June 30, 2011 and 2010 consisted primarily of money market investments. We classify our investments as “available for sale” and they have been recorded at cost which approximates fair market value due to their variable interest rates. As a result, we have had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from such investments. All income generated from these investments is recorded as interest income.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010, and 2009

Software Development Costs

Software development and modification costs incurred subsequent to establishing technological feasibility are capitalized and amortized based on anticipated revenue for the related product with an annual minimum equal to the straight-line amortization over the remaining economic life of the related product (generally three years). Amortization expense of $765,000, $799,000 and $866,000 for the years ended June 30, 2011, 2010, and 2009, respectively, is included in depreciation and amortization expense.

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

Warranty Provisions

We provide a limited warranty on the web-based hosted software, products and services sold. Warranty expense was not significant in any of the periods presented.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010, and 2009

Advertising Expenses

We recognize advertising expenses as incurred. Advertising expense was $37,000, $12,000 and $7,000 for the years ended June 30, 2011, 2010, and 2009, respectively.

Product Development Expenses

These costs represent research and development expenses and include salary and benefits, professional and consultant fees and supplies.

Currency Translation Adjustment

Prior to the sale of our foreign operations on April 1, 2011, gains or losses resulting from translating foreign currency financial statements were recorded as “Other Comprehensive Income (Loss)” and accumulated in shareholders’ equity in the caption “Accumulated Other Comprehensive Loss”.

Management Estimates

Preparing financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include estimates of loss contingencies and product life cycles, assumptions such as elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences; and determining when investment or other impairments exist. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make estimates on the future recoverability of capitalized amounts; we record a valuation allowance against deferred tax assets when we believe it is more likely than not that such deferred tax assets will not be realized and we make assumptions in connection with the calculations of share-based compensation expense. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. We have based our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances and we evaluate our estimates on a regular basis and make changes accordingly. Historically, our estimates relative to our critical accounting estimates have not differed materially from actual results; however, actual results may differ from these estimates under different conditions. If actual results differ from these estimates and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated statement of operations, and in certain situations, could have a material adverse effect on liquidity and our financial condition.

Share-Based Compensation

Share-based employee compensation expense is determined using the Black-Scholes option pricing model which values options based on the stock price at the grant date, the exercise price of the option, the expected life of the option, the estimated volatility, expected dividend payments and the risk-free interest rate over the expected life of the options.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010, and 2009

Concentrations of Credit Risk

Financial instruments which subject us to concentrations of credit risk consist of cash and cash equivalents, marketable securities and trade accounts receivable. To reduce credit risk, we place our cash, cash equivalents and investments with several high credit quality financial institutions and typically invest in AA or better rated investments. We monitor our credit customers and establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

We have no significant off-balance sheet arrangements at June 30, 2011. At June 30, 2011, one customer represented 21% of total accounts receivable. At June 30, 2010, three customers represented 35% of total accounts receivable. For the year ended June 30, 2011, three customers accounted for approximately 43% of consolidated revenues. For the year ended June 30, 2010, two customers accounted for approximately 32% of consolidated revenues.

Investment in Health Fusion, Inc.

In fiscal 2005 we invested $750,000 in an unaffiliated third party, Health Fusion, Inc. in connection with a strategic relationship established with this company. We own less than 2% of the fully diluted shares of Health Fusion and account for this investment using the cost method. This investment is included in other assets.

Investment in Joint Venture

In June 2008 we formed a joint venture with EncounterCare Solutions, Inc., called ExpressMD™ Solutions to provide in-home patient vital signs monitoring systems and services. The company and EncounterCare Solutions, Inc. each own fifty percent of the joint venture and neither party has any special rights under the joint venture agreement. At June 30, 2011 and 2010, ExpressMD™ Solutions did not have any assets or liabilities and EncounterCare Solutions, Inc. does not have any recourse to our general credit. ExpressMD™ Solutions is consolidated in our financial statements because we are currently electing to provide the majority of funding for the joint venture and are deemed to be the primary beneficiary. For the years ended June 30, 2011, 2010 and 2009 we made advances of approximately $699,000, $498,000 and $392,000, respectively, to the joint venture to cover development and operating expenses. To date, the company’s total advances to the joint venture of approximately $1,732,000 have been in excess of the amounts required under the joint venture operating agreement entered into by the company. Although we expect to recover these advances as the joint venture generates revenues, there can be no assurance that such amounts will be recovered. Therefore, these amounts have been expensed as incurred and charged to selling, general and administrative expenses. In addition, we may decide to advance additional amounts to further joint venture activities. Additionally, the company has also acquired inventory with a carrying value of approximately $4,569,000 at June 30, 2011 which relates to the joint venture.

Present Accounting Standards Not Yet Adopted

In May 2011 the FASB issued Accounting Standards Update (ASU) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which provides converged guidance of the FASB and the IASB, for common requirements for fair value measurements and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments in this ASU are to be applied prospectively, and for public entities, are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010, and 2009

In June 2011 the FASB issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the options to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

2. Share-Based Compensation

The accounting guidance requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as compensation expense based on their fair values. Accordingly, the estimated fair value of options granted under the company’s share based compensation plans are recognized as compensation expense over the option-vesting period.

Effective January 17, 2007, the board of directors amended the terms of existing stock options previously granted to the company’s current employees whereby such options expire ten years from the original grant date. The incremental share-based compensation expense related to this change was amortized as the related options vested and was fully amortized as of June 30, 2010.

2010 Employee Stock Option Plan

In May 2010, the shareholders approved the 2010 Employee Stock Option Plan (the “2010 Plan”) which provides for the grant of options to purchase up to 10,000,000 shares of the company’s common stock. The 2010 Plan expires in 2020 and replaced the 2000 Employees Stock Option Plan (the “2000 Plan”) effective May 19, 2010. Under the terms of the 2010 Plan, options granted thereunder may be designated as incentive stock options or non-qualified options.

The 2010 Plan is administered by a committee designated of the board of directors comprised entirely of outside directors. The board or the committee, as the case may be, has the discretion to determine eligible employees and the times and the prices at which options will be granted, whether such options shall be ISOs or non-qualified options, the period during which each option will be exercisable and the number of shares subject to each option. Vesting generally occurs one-third per year over three years and options generally have a life of ten years. The board or the committee has full authority to interpret the 2010 Plan and to establish and amend rules and regulations relating thereto. Under the 2010 Plan, the exercise price of an option designated as an ISO may not be less than the fair market value of the company’s common stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent shareholder, the exercise price shall be at least 110% of such fair market value. The aggregate fair market value on the grant date of shares subject to options which are designated as ISOs which become exercisable in any calendar year, shall not exceed $100,000 per optionee.

The board or the committee may in its sole discretion grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option. As of June 30, 2011, 2010 and 2009, no loans had been granted or guaranteed. Loans may not be granted or guaranteed for executive officers.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010, and 2009

As of June 30, 2011, stock option activity under the company’s employee stock option plans is as follows (in thousands, except per share and average life data):

Employees Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2008	3,807	$3.87
Granted	504	0.44
Expired/forfeited	(663)	3.33

Outstanding, June 30, 2009	3,648	3.49
Granted	1,535	1.44
Exercised	(8)	0.61
Expired/forfeited	(1,394)	2.32

Outstanding, June 30, 2010	3,781	3.10
Granted	1,184	0.87
Expired/forfeited	(1,021)	3.68

Outstanding, June 30, 2011	3,944	$2.28	7.38	$625

Exercisable at June 30, 2011	1,846	$3.52	5.39	$177

Expected to vest at June 30, 2011	1,647	$1.18	9.13	$351

2001 Non-Executive Director Stock Option Plan

In January 2002, our shareholders approved the 2001 Non-Executive Director Stock Option Plan to replace the 1992 Non-Executive Director Stock Plan (the “2001 Director Plan”). Under the 2001 Director Plan, as amended, options may be granted through November 2011 to (i) non-executive directors as defined and (ii) members of any advisory board established by the company who are not full-time employees of the company or any of its subsidiaries. The 2001 Director Plan, as amended, provides that each non-executive director will automatically be granted an option to purchase 40,000 shares upon joining the board of directors and 10,000 shares on each September 1st thereafter, prorated based upon the amount of time such person served as a director during the period beginning twelve months prior to September 1st . Additionally, non-executive directors, upon joining the board and for a period of one year thereafter, will be entitled to purchase restricted stock from the company at a price equal to 80% of the closing price on the date of purchase up to an aggregate purchase price of $100,000. Each eligible director of an advisory board will receive, upon joining the advisory board, and on each September 1st thereafter, an option to purchase 5,000 shares of the company’s common stock, provided such person has served as a director of the advisory board for the previous 12-month period.

On January 17, 2007, the shareholders approved several amendments to the 2001 Non-Executive Director Stock Option Plan whereby non-executive director stock options expire ten years from the original date of grant, non-executive directors will have up to two years to exercise their options after leaving the board and may elect to receive up to 50% of their cash director compensation in restricted common stock of the company issued at fair value in accordance with the terms of the Plan. On May 20, 2009 the shareholders approved an amendment to increase this percentage to 100%. During the year ended June 30, 2011, the company issued 136,519 shares of restricted common stock valued at approximately $76,100 to certain non-executive directors in connection with this program.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010, and 2009

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

In fiscal 2011, the company granted 90,000 options under the 2001 Director Plan at an average exercise price of $0.85 per share. In July 2011, the company also issued 19,492 shares of restricted common stock valued at approximately $23,391 to certain non-executive directors under the program discussed above.

A schedule of director stock option activity is as follows (in thousands, except per share and average life data):

Non-Executive Director Plan	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2008	410	$3.93
Options granted equal to market price	60	0.58

Outstanding, June 30, 2009	470	3.50
Options granted equal to market price	90	1.25
Options expired	(67)	3.72

Outstanding, June 30, 2010	493	3.06
Options granted equal to market price	90	0.85
Options expired	(83)	5.98

Outstanding, June 30, 2011	500	$2.18	4.15	$65

Share-based compensation expense by category is as follows (in thousands):

	June 30,
	2011	2010	2009
SG&A	$194	$249	$345
Product development	23	24	33
Cost of revenues	9	10	5

Share-based compensation expense	$226	$283	$383

The accounting guidance requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The company did not realize any tax benefits from the exercise of stock options during the years ended June 30, 2011, 2010, and 2009.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010, and 2009

We computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. We based our estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on our historical stock volatility. The assumptions used in our Black-Scholes calculations for fiscal 2011, 2010, and 2009 are as follows:

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

As of June 30, 2011, there was approximately $1,097,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. Approximately $492,000 of this expense is expected to be recognized over a weighted-average period of 29 months. The remaining expense will be recognized if certain vesting conditions are met during the next 15 months.

The total intrinsic value of options exercised was $0, $3,600 and $0 for fiscal years ended 2011, 2010, and 2009, respectively. The weighted average grant date fair value of options granted during the fiscal years ended June 30, 2011, 2010, and 2009 was approximately $0.63, $0.76 and $0.24. The values were calculated using the Black-Scholes model.

The total fair value of shares vested was $238,000, $225,000 and $401,000 for the fiscal years ended June 30, 2011, 2010, and 2009, respectively.

On August 23, 2011, the stockholders approved the 2011 Omnibus Equity Incentive Plan (the 2011 Plan). The 2011 Plan replaces the 2010 Plan and the 2001 Director Plan discussed above. The 2011 Plan provides for the issuance up to 6,700,000 shares of the company’s stock in connection with stock options, restricted share awards and other stock compensation vehicles. A more in-depth description of the 2011 Plan is included in Item 11 of this Annual Report on Form 10-K.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010, and 2009

3. Loss per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Year Ended June 30,
	2011	2010	2009
Loss from continuing operations	$(6,786)	$(9,047)	$(8,813)
Income (loss) from discontinued operations, including a loss on disposal in 2011 of $5,405, net	(5,769)	42	(554)

Net loss	(12,555)	(9,005)	(9,367)
Preferred stock dividends	(285)	(70)	(70)

Net loss applicable to common shareholders	$(12,840)	$(9,075)	$(9,437)

Weighted average shares	43,896	36,493	34,538

Basic and diluted loss per common share
Continuing operations, less preferred dividends	$(0.16)	$(0.25)	$(0.25)
Discontinued operations	(0.13)	0.00	(0.02)

Basic and diluted loss per common share	$(0.29)	$(0.25)	$(0.27)

All common stock equivalents were excluded from the loss per share calculation for all periods presented because the impact is antidilutive. At June 30, 2011, options (4,444,000), warrants (6,820,000), Series C preferred stock (5,000,000) and Series B preferred stock (500,000) were outstanding. At June 30, 2010, options (4,274,000), warrants (720,000) and Series B preferred stock (500,000) were outstanding. At June 30, 2009, options (4,118,000), warrants (150,000) and Series B preferred stock (500,000) were outstanding.

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

June 30, 2011, 2010, and 2009

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

5. Inventory

In connection with our manufacturing and sales plans for the ExpressMD™ telehealth service, the company has purchased certain components and contract manufacturing services for the production of the monitoring appliance. Inventory consists of the following (in thousands):

	June 30,
	2011	2010
Purchased components	$3,687	$4,017
Finished goods	882	572

Total inventory	$4,569	$4,589

6. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,		Estimated Useful Life In Years
	2011	2010
Machinery and equipment	$4,369	$3,917	3-6
Furniture and fixtures	236	236	5-7
Leasehold improvements	240	240	5

	4,845	4,393
Less: Accumulated depreciation and amortization	(4,165)	(3,873)

	$680	$520

Depreciation expense on property and equipment for the years ended June 30, 2011, 2010, and 2009 was approximately $292,000, $284,000 and $452,000, respectively.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30,
	2011	2010
Accounts payable and accrued expenses	$3,198	$3,972
Accrued severance	—	120

	$3,198	$4,092

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010, and 2009

8. Income Taxes

At June 30, 2011, the company had federal net operating loss carryforwards for tax purposes of approximately $132,000,000, of which $5,300,000 are Separate Return Limitation Year (SRLY) and can only be used by the entity that generated these losses in the separate return years. These losses expire in various years between fiscal 2012 and fiscal 2031. The company also has a capital loss carryforward for tax purposes of approximately $13,600,000 related to the sale of its German subsidiary which expires in fiscal 2016.

The provision for income taxes for continuing operations differs from the amount computed by applying the federal statutory rate of 34% as follows (in thousands):

	Year Ended June 30,
	2011	2010	2009
Computed expected tax benefit	$(2,307)	$(3,076)	$(2,997)
Benefit attributable to net operating loss and other carryforwards and other deductible temporary differences not recognized	2,307	3,076	2,997

Income tax expense	$—	$—	$—

The components of deferred tax assets and liabilities consist of the following (in thousands):

	June 30,
	2011	2010
Deferred tax asset:
Intangible assets	$515	$535
Deferred compensation	819	1,093
Deferred gain on sale of business	—	820
Accrued expenses and other	167	315
Net operating loss and other carryforwards	60,000	54,726

Total gross deferred tax assets	61,501	57,489
Less: Valuation allowance	(61,501)	(57,489)

Net deferred tax assets	$—	$—

The company has recorded a full valuation allowance of an amount equal to its net deferred tax assets less deferred tax liabilities since it believes it is more likely than not that such deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended June 30, 2011, 2010, and 2009 was an increase of approximately $4,012,000, $2,729,000, and $2,959,000, respectively. As of June 30, 2011, the company has not recorded any unrecognized tax benefits, which remains unchanged from previous years. The company’s tax years June 2007 through June 2010 remain open to examination for most U.S. taxing authorities.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010, and 2009

9. Lease Commitments

The company is obligated under operating leases for facilities, vehicles and equipment expiring at various dates through the year 2017. Future minimum payments are as follows (in thousands):

		Operating Leases
Year Ending June 30:	2012	$512
	2013	512
	2014	512
	2015	512
	2016	512
	Thereafter	299

		$2,859

Rental expense was approximately $484,000, $536,000 and $538,000 for the years ended June 30, 2011, 2010, and 2009, respectively. At June 30, 2011 and 2010, restricted cash was being held as collateral for a letter of credit securing certain lease payments.

10. Preferred Stock and Redeemable Preferred Stock

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

In connection with the private placement transaction discussed in Note 18 of Notes to Consolidated Financial Statements, in October 2010 the company issued a total of 1,250,000 shares of Series C 15% convertible redeemable preferred stock. Each share of preferred stock has a stated value of $1.60 per share, and, subject to the rights of the company’s senior securities, has the following rights: (i) to receive dividends which accrue at the rate of 15% per annum payable in shares of common stock upon conversion or in cash upon redemption; (ii) effective upon shareholder approval, will convert into shares of common stock determined by dividing the stated value, plus accrued and unpaid dividends, by the conversion price, which is initially $0.40; (iii) to receive a liquidation preference equal to the sum of the stated value of each share of preferred stock, plus dividends; and (iv) unless converted, to be redeemed by the company 18 months from the date of issuance at a redemption price equal to the 102.5% of the stated value of the preferred stock, plus any accrued but unpaid dividends. Conversion of the shares of preferred stock is subject to the approval of the company’s stockholders in accordance with the Listing Rules of the Nasdaq Stock Market. If the company’s shareholders approve the conversion, the aggregate stated value of the shares of preferred stock will automatically convert into 5,000,000 shares of common stock. At June 30, 2011, the company has accrued dividends in the amount of approximately $213,000 related to these shares of preferred stock. The stated value of the preferred shares and the related accrued dividends are presented as temporary equity under the caption Redeemable preferred stock in the Consolidated Balance Sheet in accordance with the rules of the Securities and Exchange Commission.

As of June 30, 2011, there are 28,000 shares of Series B preferred stock outstanding. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010, and 2009

were amended in October 2002 to provide for the rights and obligations described in this note. The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. The company will be required to first redeem the Series B preferred stock if it is required to redeem the Series C preferred stock. Accordingly, as of June 30, 2011, the redemption value of the preferred shares and the related accrued dividends are presented as temporary equity under the caption Redeemable preferred stock in the Consolidated Balance Sheet in accordance with the rules of the Securities and Exchange Commission. At June 30, 2011, the company has accrued dividends in the amount of $17,500 which remain unpaid. Since the company will be required to first redeem the Series B preferred stock before it redeems the Series C preferred stock, amounts related to the Series B preferred stock are presented as temporary equity as of June 30, 2011.

11. Common Stock Warrants

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

In August 2010, the company issued warrants to purchase 100,000 shares of the company’s common stock to a consultant for services. These warrants have an exercise price of $0.70 per share, vest in equal monthly installments over the initial twelve month service period ending July 31, 2011 and expire in August 2015. The fair value of these warrants, as determined under the Black Scholes Model, will be charged to operations as the warrants vest.

As discussed more fully in Note 18 of Notes to Consolidated Financial Statements, during fiscal 2011 the company issued warrants to purchase 6,250,000 shares of the company’s common stock to institutional and accredited investors in a private placement of company securities. The warrants are fully vested and have an exercise price of $0.70 per share.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010, and 2009

All of the outstanding warrants are exercisable. A schedule of common stock warrant activity is as follows (in thousands, except per share and average life data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2008	400	$10.65
Warrants expired	(250)	16.80

Outstanding, June 30, 2009	150	0.39
Warrants issued	3,970	1.03
Warrants exercised	(699)	1.00
Warrants expired	(2,701)	1.00

Outstanding, June 30, 2010	720	1.04
Warrants issued	6,350	0.70
Warrants exercised	(250)	0.70

Outstanding, June 30, 2011	6,820	$0.74	4.10	$3,172

12. Commitments and Contingencies

Between June and August 2005, six purported shareholder class actions were filed in the United States District Court for the Southern District of New York (the “District Court”) against our company and certain of our current and former directors and former officers. Plaintiffs in those actions alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. The securities law claims were based on the allegations that we failed to disclose that our August 2002 agreement with the USPS contained certain performance metrics, and that the USPS could cancel the agreement if we did not meet these metrics; that we did not disclose complete and accurate information as to our performance under, and efforts to renegotiate, the USPS agreement; and that when we did disclose that the USPS might cancel the agreement, the market price of our stock declined. On October 5, 2005 the Court consolidated the class actions under the caption In re Authentidate Holding Corp. Securities Litigation., C.A. No. 05 Civ. 5323 (LTS), and appointed the Illinois State Board of Investment as lead plaintiff under the Private Securities Litigation Reform Act. The plaintiff filed an amended consolidated complaint on January 3, 2006, which asserted the same claims as the prior complaints and also alleged that Authentidate violated the federal securities laws by misrepresenting that it possessed certain patentable technology. On July 14, 2006, the District Court dismissed the amended complaint in its entirety; certain claims were dismissed with prejudice and plaintiff was given leave to replead those claims which were not dismissed with prejudice. In August 2006, plaintiff filed a second amended complaint, which did not assert any claims relating to the company’s patents or under the Securities Act of 1933, but which otherwise was substantially similar to the prior complaint. The second amended complaint sought unspecified monetary damages. The company moved to dismiss the second amended complaint on November 13, 2006. On March 26, 2009, the District Court dismissed, with prejudice, the second amended complaint. The lead plaintiff filed an appeal. On March 12, 2010, the U.S. Court of Appeals for the Second Circuit issued an order affirming in part and vacating and remanding in part the March 26, 2009 order of dismissal. On December 23, 2010, the company and certain of its current and former directors and former officers entered into a settlement of the consolidated class actions with the lead plaintiff. As set forth more fully in the Stipulation of Settlement, upon final approval of the settlement by the District Court, among other things: (i) the class will consist of all persons who purchased the company’s shares between July 16, 2004 and May 27, 2005; (ii) all claims of all class members (whether class, individual direct or derivatively) arising out of or related

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010, and 2009

to the plaintiffs’ allegations will be dismissed with prejudice and released; and (iii) a payment of $1.9 million will be made for the benefit of the settlement class, which will be funded by the company’s insurance carrier. On February 2, 2011, the District Court entered an order that preliminarily approved the Stipulation of Settlement; preliminarily certified a settlement class of all persons who purchased the company’s common stock between July 16, 2004 and May 27, 2005, inclusive; and scheduled a hearing for July 20, 2011 to determine whether to grant final approval of the settlement. The court granted final approval of the settlement and certification of the class at the hearing and the settlement was effective as of August 23, 2011.

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

On December 13, 2005, a purported shareholder derivative action was filed in the Supreme Court of New York, Schenectady County, entitled Elkin v. Goldman et al., No. 2005-2240. Plaintiff in that action demanded that our board of directors file a derivative action on behalf of the company against nine of its current and former directors and former officers. The complaint asserts the same claims that are alleged in the derivative actions in the S.D.N.Y. The board of directors, following a recommendation from a committee of the Board composed of outside, non-employee directors who were advised by independent outside counsel, concluded that commencing litigation, as demanded by Elkin, is not in our best interest. There were no further pleadings or proceedings on that action.

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

We are engaged in no other litigation which would be anticipated to have a material adverse effect on our financial condition or results of operations.

We have entered into employment agreements with our chief executive officer and chief financial officer that specify the executive’s current compensation, benefits and perquisites, the executive’s entitlements upon termination of employment, and other employment rights and responsibilities.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010, and 2009

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2011, we are not aware of any obligations under such indemnification agreements that would require material payments.

13. Supplemental Cash Flow Information

We did not pay any income taxes or interest during the fiscal years ended June 30, 2011, 2010 or 2009. During fiscal 2009 we recorded a cumulative gross unrealized holding gain of $500,000 as we recovered the par value of certain marketable securities that offset a cumulative gross unrealized holding loss recorded in fiscal 2008.

14. Employee Benefit Plan

The company maintains a qualified defined contribution 401(k) profit sharing plan for all eligible employees and may make discretionary contributions in percentages of compensation, or amounts as determined by our board of directors. The company did not make any contributions to the plan for the years ended June 30, 2011, 2010, and 2009.

15. Other Intangible Assets

Other intangible assets consist of the following (in thousands) and are included in other assets:

	June 30, 2011			June 30, 2010			Useful Life In Years
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$342	$196	$146	$342	$176	$166	17
Trademarks	165	68	97	146	60	86	20
Acquired technologies	72	72	—	72	72	—	2
Licenses	1,294	1,229	65	1,253	1,145	108	3

Total	$1,873	$1,565	$308	$1,813	$1,453	$360

As of June 30, 2011 and 2010 goodwill amounted to $50,000 and is included in other assets.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010, and 2009

The company amortizes other intangible assets using the straight line method. Amortization expense was approximately $112,000, $126,000, and $154,000 for the years ended June 30, 2011, 2010, and 2009, respectively. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

2012	$67
2013	35
2014	35
2015	35
2016	33
Thereafter	103

$308

16. Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value, including cash and cash equivalents, marketable securities, accounts receivable, other currents assets, accounts payable and accrued expenses and other current liabilities. The carrying amount of these assets and liabilities approximates fair value because of the short maturity of these instruments. For additional information regarding marketable securities see Note 1 of Notes to Consolidated Financial Statements.

17. Discontinued Operations and Assets and Liabilities of Discontinued Operations

On April 1, 2011, the company completed the sale of all of the capital stock of its wholly-owned German subsidiary, Authentidate International AG, to Exceet Group AG, a Swiss corporation. Under the terms of the Share Purchase Agreement dated as of March 9, 2011, the company sold and transferred all of the capital stock of the subsidiary for a purchase price of $1,433,000. Exceet Group also agreed to acquire certain of the company’s claims regarding its interest in the subsidiary for €70,000 ($97,300) and to assume net liabilities related to the business of the subsidiary of approximately $716,000. In accordance with the Share Purchase Agreement, the company and Authentidate International also entered into two license agreements relating to certain of their intellectual property rights. Pursuant to a Trademark License Agreement, the company granted Authentidate International a license to use the “Authentidate” trademark in the field of use defined in the Trademark License Agreement and only in the territory consisting of the European Economic Area and a limited number of other countries. In addition, pursuant to a separate Intellectual Property License Agreement, Authentidate International granted the company a license to utilize patent, software and certain other intellectual property rights. Further, in connection with the foregoing, the company agreed to provide the chief executive officer of Authentidate International a bonus payment equal to 5% of the net sale price received by the company in consideration of his efforts with respect to the transaction. In connection with the sale of the subsidiary, the company recorded a non-cash loss of approximately $5,405,000 related to the goodwill recorded in connection with the acquisition of this subsidiary in 2002. The company initially recorded the estimated loss related to its German subsidiary as a non-cash goodwill impairment charge of $5,400,000 during the quarter ended December 31, 2010 based primarily on lowered expectations for growth in future revenues and cash flows, certain unsolicited market information regarding the business and uncertainty regarding the recovery in the market for comparable assets. In accordance with the applicable accounting guidance, this amount has been reclassified to discontinued operations and adjusted based on the estimated net proceeds from the sale.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010, and 2009

A summary of the operating results for the discontinued operations is as follows (in thousands):

	Year ended June 30
	2011	2010	2009
Revenues	$2,893	$4,327	$4,086

Operating gain (loss)	$(365)	$42	$(554)

Assets and liabilities of discontinued operations consist of the following (in thousands):

	June 30,
	2011	2010
Current assets	$—	$694
Goodwill	—	7,291
Other	—	41

Assets of discontinued operations	$—	$8,026

Liabilities of discontinued operations	$—	$1,194

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

During fiscal 2000, the company sold 50,000 shares of a newly created class of Series B convertible cumulative preferred stock (the “Series B preferred stock”). The Series B preferred stock was sold at $25.00 per share for an aggregate offering price of $1.2 million. Dividends on the Series B Preferred Stock are payable at the rate of 10% per annum, semi-annually in cash. Each share of Series B preferred stock is convertible into shares of the company’s common stock or is converted into such number of shares of the common stock as shall equal $25.00 divided by the conversion price of $1.875 per share, subject to adjustment under certain circumstances. Commencing three years after the closing, the conversion price shall be the lower of $1.875 per share or the average of the closing bid and asked price of the company’s common stock for the 10 consecutive trading days immediately ending one trading day prior to the notice of the date of conversion; provided, however, that the holders are not entitled to convert more than 20% per month of the Series B preferred shares held by such holder on the third anniversary of the date of issuance. The Series B preferred stock is redeemable at the option of the company at any time commencing one year after issuance or not less than 30 nor more than 60 days after written notice at a redemption price of $25.00 per share plus accrued and unpaid dividends provided; (i) the public sale of the shares of common stock issuable upon conversion of the Series B preferred stock (the “Conversion Shares”) are covered by an effective registration statement or are otherwise exempt from registration; and (ii) during the immediately preceding 20 consecutive trading days ending within 10 days of the date of the notice of redemption, the closing bid price of the company’s common stock is not less than $3.75 per share. The Series B voting rights are limited to any issue which would adversely affect their rights.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010, and 2009

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

As of June 30, 2010, 22,000 Series B preferred shares have been converted leaving 28,000 shares outstanding. Commencing October 2004, the Series B preferred stock is redeemable at the option of the company without regard to the closing price of the company’s common stock. During the fiscal years ended June 30, 2011 and 2010, no Series B preferred stock was redeemed.

In December 2009, the company entered into a Placement Agency Agreement in which Rodman & Renshaw, LLC (the “Placement Agent”) was engaged as the Placement Agent relating to a registered direct offering by the company of up to an aggregate of 3,400,000 shares of common stock of the company, par value $0.001 per share (the “common stock”) and common stock purchase warrants (the “warrants”) to purchase up to an aggregate of 3,400,000 shares of Common Stock at an exercise price of $1.00 per warrant. On December 7, 2009, the company entered into a securities purchase agreement with certain institutional and/or accredited investors pursuant to which the company agreed to sell an aggregate of 3,400,000 shares of its common stock and warrants to purchase a total of 3,400,000 shares of its common stock to the investors for gross proceeds of $3.4 million. The purchase price of a share of common stock and warrant was $1.00 per share. The warrants were exercisable for a period of 90 days following the closing date of the offering at an exercise price of $1.00. Through March 10, 2010, the expiration date of these warrants, an aggregate of 698,986 warrants were exercised and the remainder expired on the stated expiration date. The company received proceeds of $0.7 million from the exercise of such warrants. The net proceeds to the company from the offering and subsequent warrant exercises, after deducting Placement Agent fees and the company’s estimated offering expenses, were approximately $3.54 million. Pursuant to the Placement Agency Agreement, the company agreed to pay the Placement Agent an aggregate fee equal to 7.0% of the aggregate gross proceeds raised in connection with the offering, excluding warrant exercises, and issued the Placement Agent a warrant to purchase 170,000 shares of common stock at a per share exercise price of $1.25, which warrants will be exercisable for a period of five years from the effective date of the registration statement. The common stock, warrants to purchase common stock and shares of common stock issuable upon exercise of the warrants were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission on December 9, 2009 in connection with a takedown from the company’s shelf registration statement on Form S-3 (File No. 333-161220), which was declared effective by the Securities and Exchange Commission on September 30, 2009.

On October 12, 2010, the company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with selected institutional and accredited investors (the “Investors”) to sell and issue $5.0 million of units of its securities in a private placement under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder (the “Private Placement”). In the aggregate, the company agreed to sell 1,250,000 units of securities, at a price of $4.00 per unit, with the units consisting of a total of 7,500,000 shares of common stock, 1,250,000 shares of Series C 15% convertible redeemable preferred stock

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010, and 2009

(the “Preferred Stock”), and warrants to purchase an additional 6,250,000 shares of common stock (the “Warrants”). Each individual unit consists of six shares of common stock, one share of preferred stock and five warrants. The transaction closed on October 13, 2010 and the company received net proceeds from the Private Placement of approximately $4.46 million after the deduction of offering expenses of approximately $0.54 million.

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

Commencing on the six month anniversary of the closing, the Warrants will be exercisable for shares of the company’s common stock at an exercise price of $0.70 per share for a period of 54 months and will be exercisable for cash or by net exercise in the event that there is no effective registration statement covering the resale of the shares of common stock underlying the Warrants. No Investor is permitted to exercise a Warrant, or part thereof, if, upon such exercise, the number of shares of common stock beneficially owned by the Investor would exceed 19.99% of the number of shares of common stock then issued and outstanding, unless the company’s stockholders have approved such issuance. The value of these warrants using the Black-Scholes option pricing model was approximately $2.85 million.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010, and 2009

19. Related Party Transactions

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

On August 6, 2009, the board of directors agreed to award options to purchase 500,000 shares of common stock to Mr. J. David Luce, a member of the board of directors as a fee for services rendered in connection with our ExpressMD™ Solutions joint venture (the “Joint Venture”). The options were awarded under our 2000 Plan and are exercisable for a period of ten years at a per share exercise price of $2.00, subject to vesting conditions. The options will vest solely in the event that the Joint Venture (or a successor) achieves revenues in the aggregate amount of at least $5,000,000 prior to the second anniversary of the option grant date (the “Target Date”). In the event such metric is achieved, 250,000 options will vest. The remaining options will vest only if the Joint Venture (or a successor) achieves revenues in the aggregate amount of $10,000,000 prior to the Target Date. Due to this arrangement, the company’s board of directors determined that Mr. Luce no longer satisfies the criteria for independence under the applicable rules of the Nasdaq Stock Market and accordingly, Mr. Luce resigned from his membership on the company’s Management Resources and Compensation Committee and Nominating and Corporate Governance Committee immediately prior to the board of directors’ consideration of this matter. Mr. Luce, however, continues to serve as a member of the company’s board of directors. On May 5, 2011, the company’s board of directors agreed to amend the vesting terms of this option award to provide that the Target Date shall be the third anniversary of the date of grant.

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

As discussed in greater detail in Note 18 of Notes to Consolidated Financial Statements, on October 13, 2010, the company completed a transaction in which it sold a total of 1,250,000 units of its securities to certain

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010, and 2009

institutional and accredited investors for gross proceeds of $5.0 million. As a result of the consummation of this transaction, two investors, Lazarus Investment Partners LLLP and AQR Capital Management LLC, subsequently filed reports on Schedule 13G indicating that following such transaction, such persons became beneficial owners of in excess of 5% of the company’s common stock. As of the date of this Annual Report on Form 10-K, based upon a report on Schedule 13G/A and Form 4 filed by Lazarus Investment Partners LLLP, the company believes that such entity is the beneficial ownership of approximately 13.7% of the company’s common stock. Further, the company believes that AQR Capital Management LLC no longer beneficially owns in excess of 5% of the company’s common stock. In May 2011, the company’s stockholders elected Dr. Todd A. Borus to serve on its board of directors. Dr. Borus is the brother of the manager of the general partner of Lazarus Investment Partners, LLLP.

As described in greater detail in Note 25 of Notes to Consolidated Financial Statements, on October 7, 2011, the company entered into a securities purchase agreement with certain accredited and/or institutional investors relating to a registered direct offering by the company for an aggregate of 5,874,998 shares of common stock of the company and warrants to purchase up to an aggregate of 2,937,497 shares of Common Stock. One of the investors in this offering, Lazarus Investment Partners LLLP, which was the beneficial owner of approximately 13.7% of the company’s outstanding shares of common stock immediately prior to the offering, agreed to purchase 1,428,571 shares of common stock and warrants to purchase 714,285 shares of common stock. The manager of the general partner of Lazarus Investment Partners, LLLP, is the brother of Dr. Todd A. Borus, a member of our board of directors. In addition, Douglas B. Luce, the brother of J. David Luce, a member of our board of directors, agreed to purchase 571,428 shares of common stock and warrants to purchase 285,714 shares of common stock. The participation by these investors was on the same terms as the other investors in the offering.

20. Other Income (Expense), Net

Other income (expense) consists of the following (in thousands):

	June 30,
	2011	2010	2009
Interest income	$7	$177	$364
Rental income	7	187	187
Net gain from sale of non-core assets	351	—	—
Deferred financing costs	—	(533)	—
Miscellaneous income (expense)	—	(1)	(1)

Total other income	$365	$(170)	$550

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

21. Fair Value Measurements

The company measures fair value for financial assets and liabilities in accordance with the provisions of the accounting guidance regarding fair value measurements. The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010, and 2009

•	Level 2: Inputs other than quoted prices for identical assets or liabilities that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The company’s assets subject to fair value measurements as of June 30, 2011 and 2010 are as follows (in thousands):

	Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
June 30, 2011
Current marketable securities—available for sale	$980	$980	$—	$—

Total	$980	$980	$—	$—

June 30, 2010
Current marketable securities—available for sale	$1,079	$1,079	$—	$—
Assets held for sale	2,000	—	—	2,000

Total	$3,079	$1,079	$—	$2,000

At June 30, 2010, the company has approximately $2.0 million of assets held for sale that are valued on a non-recurring basis using level 3 inputs. For the year ended June 30, 2011 and 2010, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings.

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

June 30, 2011, 2010, and 2009

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

•

ASU 2009-17, “Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires additional disclosures about involvement with variable interest entities and changes in risk exposure related to such entities. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

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

The adoption of ASUs described above had no impact on the company’s results of operations or financial position.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010, and 2009

24. Quarterly Financial Data (Unaudited)

	(in thousands)
Fiscal Year Ended June 30,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Continuing operations:
Revenues	$680	$698	$709	$708
Operating expenses	2,456	2,430	2,412	2,648
Loss	(1,411)	(1,732)	(1,703)	(1,940)
Net loss	(1,597)	(7,275)	(1,621)	(2,062)
Loss per share	$(0.04)	$(0.16)	$(0.04)	$(0.05)

2010
Continuing operations:
Revenues	$526	$624	$610	$659
Operating expenses	2,922	2,801	2,837	2,736
Loss	(2,302)	(2,626)	(2,136)	(1,983)
Net loss	(2,113)	(2,819)	(2,268)	(1,805)
Loss per share	$(0.06)	$(0.08)	$(0.06)	$(0.05)

2009
Continuing operations:
Revenues	$707	$667	$820	$596
Operating expenses	3,090	3,280	2,961	2,822
Loss	(2,185)	(2,474)	(2,028)	(2,126)
Net loss	(2,446)	(2,554)	(2,095)	(2,272)
Loss per share	$(0.07)	$(0.07)	$(0.06)	$(0.07)

25. Subsequent Events—Registered Direct Offering

On October 7, 2011, the company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with C.K. Cooper & Co., Inc. (“CKCC”) and an Engagement Agreement (the “Engagement Agreement”) with Rodman & Renshaw LLC (“Rodman”) whereby it engaged them as co-placement agents (the “Placement Agents”) relating to a registered direct offering by the Company to select investors. In addition, as of October 7, 2011, the company entered into a securities purchase agreement with certain institutional and/or accredited investors pursuant to which the company will sell an aggregate of 5,874,998 shares of its common stock, par value $0.001 per share (the “Common Stock”) and warrants to purchase a total of 2,937,497 shares of Common Stock (the “Warrants”) to the investors for gross proceeds of $4,112,499. The purchase price of a share of Common Stock and Warrant is $0.70. The Warrants will be exercisable for a period of four years commencing on the six month anniversary of the date on which they are issued and will have an initial exercise price of $1.00 per share. The exercise price of the Warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The transaction closed on October 13, 2011 and the net proceeds to the company, after deducting placement agent fees and expenses and the company’s estimated offering expenses, are approximately $3,638,000.

In connection with the offering, the company agreed to pay CKCC a fee equal to 7.5% of the gross proceeds from the sale of the shares of Common Stock and Warrants in this offering, provided that if any shares and Warrants are issued and sold to any of the investors previously identified by the company and approved by them,

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011, 2010, and 2009

then the fee payable to CKCC shall be equal to 2.5% of the proceeds from such investor. Further, CKCC’s fee shall be equal to 3.5% of the proceeds received by us from the sale of securities to certain investors agreed upon by both placement agents. CKCC will not be entitled to a fee with respect to any investor introduced solely by the co-placement agent. In addition, the company agreed to reimburse CKCC for its reasonable expenses up to an amount equal to 1.2% of the gross proceeds of the offering. The company agreed to pay Rodman a fee equal to 5% of the gross proceeds raised in the offering from investors introduced by it and a fee of 2.5% of the gross proceeds raised from other investors. Further, we agreed to reimburse Rodman for its expenses up to a maximum of 1% of the aggregate gross proceeds raised in the offering; provided that such reimbursement shall not cause its aggregate compensation to exceed 3.3% of the aggregate proceeds of the offering. The Placement Agency and Engagement Agreements contain other terms and conditions that are generally customary for transactions of this nature.