Form 10-Q
period 2011-09-30
AUTHENTIDATE HOLDING CORP
filed 2011-11-10
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 4, 2011
Common Stock, $0.001 par value per share	52,253,905 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)	September 30, 2011 (Unaudited)	June 30, 2011

Assets
Current assets
Cash and cash equivalents	$516	$1,444
Restricted cash	256	256
Marketable securities	422	980
Accounts receivable, net	382	423
Inventory	4,505	4,569
Prepaid expenses and other current assets	629	557

Total current assets	6,710	8,229
Property and equipment, net	766	680
Other assets
Software development costs, net	564	695
Other assets	1,223	1,231

Total assets	$9,263	$10,835

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$3,446	$3,198
Deferred revenue	109	92

Total current liabilities	3,555	3,290
Long-term deferred revenue	140	140

Total liabilities	3,695	3,430

Commitments and contingencies (Note 13)
Redeemable preferred stock	3,007	2,931
Shareholders’ equity
Common stock, $.001 par value; 75,000 shares authorized, 46,347 and 46,323 issued and outstanding on September 30, and June 30, 2011, respectively	46	46
Additional paid-in capital	172,883	172,786
Accumulated deficit	(170,368)	(168,358)

Total shareholders’ equity	2,561	4,474

Total liabilities, redeemable preferred stock and shareholders’ equity	$9,263	$10,835

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
(in thousands, except per share data)	2011	2010

Revenues
Hosted software services	$637	$680
Telehealth products and services	114	25

Total revenues	751	705
Operating expenses
Cost of revenues	548	525
Selling, general and administrative	1,693	1,472
Product development	208	202
Depreciation and amortization	217	282

Total operating expenses	2,666	2,481

Operating loss	(1,915)	(1,776)
Other income, net	—	365

Loss from continuing operations	(1,915)	(1,411)
Loss from discontinued operations,	—	(186)

Net loss	$(1,915)	$(1,597)

Basic and diluted loss per common share
Continuing operations	$(0.04)	$(0.04)
Discontinued operations	—	(0.00)

Basic and diluted loss per common share	$(0.04)	$(0.04)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
(in thousands)	2011	2010

Cash flows from operating activities
Net loss	$(1,915)	$(1,597)
Adjustments to reconcile net loss to net cash used by operating activities
Loss from discontinued operations	—	186
Depreciation and amortization	217	282
Share-based compensation	66	32
Warrants issued for services	5	10
Restricted shares issued for services	23	9
Net gain on sale of non-core assets	—	(351)
Changes in assets and liabilities
Accounts receivable	41	(39)
Inventory	64	(171)
Prepaid expenses and other current assets	(72)	(3)
Accounts payable and accrued expenses	247	(462)
Deferred revenue	17	13

Net cash used in operating activities	(1,307)	(2,091)

Cash flows from investing activities
Purchases of property and equipment and other assets	(155)	(5)
Other intangible assets acquired	(9)	(4)
Net proceeds from sale of non-core assets	—	2,351
Sales of marketable securities	558	100

Net cash provided by investing activities	394	2,442

Cash flows from financing activities
Proceeds from exercise of options	3	—
Dividends paid	(18)	(36)

Net cash used by financing activities	(15)	(36)

Net increase (decrease) in cash and cash equivalents	(928)	315
Cash flow from discontinued operations - operating activities	—	(49)
Cash flow from discontinued operations - investing activities	—	(4)
Effect of exchange rate changes on cash flows - discontinued operations	—	11
Net change in cash and cash equivalents - discontinued operations	—	42

Cash and cash equivalents, beginning of period	1,444	276

Cash and cash equivalents, end of period	$516	$591

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries and joint venture (collectively, the “company”). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the company’s Form 10-K for the fiscal year ended June 30, 2011 and the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Certain revenue and expense amounts for 2010 have been reclassified to conform to the presentation for 2011.

2.	Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2011	2010
Loss from continuing operations	$(1,915)	$(1,411)
Loss from discontinued operations,	—	(186)

Net loss	(1,915)	(1,597)
Preferred stock dividends	(95)	(18)

Net loss applicable to common shareholders	$(2,010)	$(1,615)

Weighted average shares	46,340	38,441

Basic and diluted loss per common share
Continuing operations, less preferred dividends	$(0.04)	$(0.04)
Discontinued operations	—	(0.00)

Basic and diluted loss per common share	$(0.04)	$(0.04)

All potential common shares were excluded from the calculation of net loss per share for the periods presented because their impact is antidilutive. At September 30, 2011, employee and non-executive director options (4,814,000), warrants (6,820,000), Series C preferred stock (5,000,000) and Series B preferred stock (500,000) were outstanding. At September 30, 2010, employee and non-executive director options (3,994,000), warrants (820,000) and Series B preferred stock (500,000) were outstanding.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.	Share-Based Compensation

Share-based compensation by category is as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
SG&A	$54	$25
Product development	10	5
Cost of revenues	2	2

Share-based compensation expense	$66	$32

The company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The company based its estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on the company’s historical stock volatility. The assumptions used in the company’s Black-Scholes calculations for fiscal 2012 and 2011 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Expected Option Life (Months)
Fiscal year 2012	1.5%	0%	114%	48
Fiscal year 2011	1.8%	0%	107%	48

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

On August 23, 2011, the stockholders approved the 2011 Omnibus Equity Incentive Plan (the 2011 Plan). The 2011 Plan replaces the 2010 Employee Stock Option Plan and the 2001 Non-Executive Director Stock Option Plan. The 2011 Plan provides for the issuance of up to 6,700,000 shares of the company’s common stock in connection with stock options, restricted share awards and other stock compensation vehicles.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock option activity under the company’s stock option plans for employees and non-executive directors for the period ended September 30, 2011 is as follows (in thousands, except per share and average life data):

Employees Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2011	3,944	$2.28	7.38
Granted	315	0.81
Exercised	(4)	0.60
Expired/forfeited	(6)	1.25

Outstanding, September 30, 2011	4,249	$2.17	7.36	$354

Exercisable at September 30, 2011	1,861	$3.50	5.21	$101

Expected to vest at September 30, 2011	1,918	$1.14	9.03	$204

Non-Executive Director Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2011	500	$2.18	4.15
Granted	70	0.86
Expired	(5)	2.03

Outstanding, September 30, 2011	565	$2.02	4.64	$36

Non-executive director options are granted at market price and vest on the grant date.

As of September 30, 2011, there was approximately $1,237,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements. Approximately $521,000 of this expense is expected to be recognized over a weighted-average period of 20 months. The remaining expense will be recognized if certain vesting conditions are met during the next 12 months.

The total intrinsic value of options exercised was $1,400 and $0 for the three month periods ended September 30, 2011 and 2010, respectively. The weighted average grant date fair value of options granted during the three month periods ended September 30, 2011 and 2010 was approximately $0.62 and $0.47, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of options vested was $61,000 and $55,000 for the three month periods ended September 30, 2011 and 2010, respectively.

Effective January 17, 2007, the Board of Directors amended the terms of existing stock options previously granted to the company’s current employees whereby such options expire ten years from the original grant date. The incremental share-based compensation expense related to this change was amortized as the related options vested through June 30, 2010.

On January 17, 2007, the shareholders approved several amendments to the 2001 Non-Executive Director Stock Option Plan whereby non-executive director stock options expire ten years from the original date of grant, non-executive directors will have up to two years to exercise their options after leaving the board and may elect to receive up to 50% of their cash director compensation in restricted common stock of the company issued at fair value in accordance with the terms of the Plan. On May 20, 2009, the shareholders approved an amendment to increase this percentage to 100%. During the three months ended September 30, 2011, the company issued 19,492 shares of restricted common stock (valued at approximately $23,391) to certain non-executive directors in connection with this program. In October 2011, the company issued 32,229 shares of restricted common stock (valued at approximately $29,650) to such directors under the program.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Comprehensive Loss:

	Three Months Ended September 30,
	2011	2010

Net loss as reported	$(1,915)	$(1,597)
Currency translation adjustment	—	11

Comprehensive loss	$(1,915)	$(1,586)

5.	Marketable Securities

At September 30, 2011 our marketable securities consisted primarily of money market investments. We classify our investments as “available for sale” and they have been recorded at cost which approximates fair market value due to their variable interest rates. As a result, we have had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from such investments through September 30, 2011. All income generated from these investments is recorded as interest income.

6.	Assets Held for Sale

On July 14, 2010, the company completed the sale of certain non-core assets, including the company’s land and building in Schenectady, New York to Star Advisors, LLC (“Star”), acting on behalf of Astria Solutions Group LLC (Astria), for a total purchase price of approximately $2.4 million. Under the purchase agreement, the company also disposed of the $2.0 million Note and the balance of deferred receivables related to the businesses sold to Astria in June of 2007. Net proceeds from the sale were approximately $2.35 million, after the payment of expenses and brokerage commissions related to the transaction. The company recorded a gain on the sale of such assets of approximately $351,000 in the quarter ended September 30, 2010.

7.	Discontinued Operations

On April 1, 2011, the company completed the sale of all of the capital stock of its wholly-owned German subsidiary, Authentidate International AG, to Exceet Group AG, a Swiss corporation. Under the terms of the Share Purchase Agreement dated as of March 9, 2011, the company sold and transferred all of the capital stock of the subsidiary for a purchase price of $1,433,000. Exceet Group also agreed to acquire certain of the company’s claims regarding its interest in the subsidiary for €70,000 ($97,300) and to assume net liabilities related to the business of the subsidiary of approximately $716,000. In accordance with the Share Purchase Agreement, the company and Authentidate International also entered into two license agreements relating to certain of their intellectual property rights. Pursuant to a Trademark License Agreement, the company granted Authentidate International a license to use the “Authentidate” trademark in the field of use defined in the Trademark License Agreement and only in the territory consisting of the European Economic Area and a limited number of other countries. In addition, pursuant to a separate Intellectual Property License Agreement, Authentidate International granted the company a license to utilize patent, software and certain other intellectual property rights. Further, in connection with the foregoing, the company agreed to provide the Chief Executive Officer of Authentidate International a bonus payment equal to 5% of the net sale price received by the company in consideration of his efforts with respect to the transaction. In connection with the sale of the subsidiary, the company recorded an estimated non-cash loss of approximately $5,405,000 related to the goodwill recorded in connection with the acquisition of this subsidiary in 2002. The company initially recorded the estimated loss related to its German subsidiary as a non-cash goodwill impairment charge of $5,400,000 during the quarter ended December 31, 2010 based primarily on lowered expectations for growth in future revenues and cash flows, certain unsolicited market information regarding the business and uncertainty regarding the recovery in the market for comparable assets. In accordance with the applicable accounting guidance, this amount has been reclassified to discontinued operations and adjusted based on the net proceeds from the sale.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of the operating results for the discontinued operations is as follows (in thousands):

	Three Months Ended September 30,
	2011	2010

Revenues	$—	$682

Operating gain (loss)	$—	$(186)

8.	Joint Venture

In June 2008 we formed a joint venture with EncounterCare Solutions, Inc., called ExpressMD™ Solutions LLC to provide in-home patient vital signs monitoring systems and services. ExpressMD Solutions combines EncounterCare’s Electronic House Call™ patient vital signs monitoring appliances with a web-based management and monitoring software module based on Authentidate’s Inscrybe® Healthcare platform. The joint venture also offers the ExpressMD Interactive Voice Response (IVR) patient vital signs monitoring solution that provides an alternative for patients who require a flexible, mobile solution for care plan reminders and vital signs monitoring. Using any touch-tone phone, patients can answer their session questions and enter their vital signs test results verbally or by entering their answers on their phone keypad. Both solutions enable unattended measurements of patients’ vital signs and related health information and are designed to aid wellness and preventative care, and deliver better care to specific patient segments who require regular monitoring of serious medical conditions. Using ExpressMD Solution’s offerings, health care providers will be able to easily view each specific patient’s vital statistics and make adjustments to the patient’s care plan via the Internet. The easy to use patient monitoring solutions are intended to provide patients with increased peace of mind and improved condition outcomes through a combination of core plan schedule reminders and comprehensive disease management education. The service provides intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Healthcare providers and health insurers are also expected to benefit by having additional tools to improve patient care and reduce overall in-person and emergency room patient visits. In April 2009, the joint venture received 510(k) market clearance from the FDA for the monitoring appliance.

The company and EncounterCare Solutions, Inc. each own fifty percent of the joint venture and neither party has any special rights under the joint venture agreement. At September 30, 2011 and 2010, ExpressMD Solutions did not have any assets or liabilities and EncounterCare Solutions, Inc. does not have any recourse to our general credit. ExpressMD Solutions is consolidated in our financial statements because we are currently electing to provide the majority of funding for the joint venture and are deemed to be the primary beneficiary. For the three month period ended September 30, 2011, we made advances of approximately $136,000 to the joint venture to cover development and operating expenses. To date, the company’s total advances to the joint venture of approximately $1,867,000 have been in excess of the amounts required under the joint venture operating agreement entered into by the company. Although we expect to recover these advances as the joint venture generates revenues, there can be no assurance that such amounts will be recovered. Therefore, these amounts have been expensed as incurred and charged primarily to selling, general and administrative expenses. In addition, we may decide to advance additional amounts to further joint venture activities.

9.	Inventory

In connection with our manufacturing and sales plans for the ExpressMD Solutions telehealth service, the company has purchased certain components and contract manufacturing services for the production of the monitoring appliance. These inventory amounts are stated at the lower of cost or market and consist of the following (in thousands):

	September 30, 2011	June 30, 2011

Purchased components	$3,686	$3,687
Finished goods	819	882

Total inventory	$4,505	$4,569

10.	Other Intangible Assets

As of September 30, 2011 and June 30, 2011 goodwill amounted to approximately $50,000 and is included in other assets.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other intangible assets are included in other assets and consist of the following (in thousands):

	September 30, 2011			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years

Patents	$342	$201	$141	$342	$196	$146	17
Trademarks	165	70	95	165	68	97	20
Acquired technologies	72	72	—	72	72	—	2
Licenses	1,302	1,238	64	1,294	1,229	65	3

Total	$1,881	$1,581	$300	$1,873	$1,565	$308

The company amortizes other intangible assets under the straight line method. Amortization expense was approximately $16,000 for the three months ended September 30, 2011. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

2012	$51
2013	37
2014	36
2015	36
2016	34
Thereafter	106

Total	$300

11.	Preferred Stock and Redeemable Preferred Stock

In connection with the private placement transaction discussed in Note 18 of Notes to Condensed Consolidated Financial Statements, in October 2010 the company issued a total of 1,250,000 shares of Series C 15% convertible redeemable preferred stock. Each share of preferred stock has a stated value of $1.60 per share, and, subject to the rights of the company’s senior securities, has the following rights: (i) to receive dividends which accrue at the rate of 15% per annum payable in shares of common stock upon conversion or in cash upon redemption; (ii) effective upon shareholder approval, will convert into shares of common stock determined by dividing the stated value, plus accrued and unpaid dividends, by the conversion price, which is initially $0.40; (iii) to receive a liquidation preference equal to the sum of the stated value of each share of preferred stock, plus dividends; and (iv) unless converted, to be redeemed by the company 18 months from the date of issuance at a redemption price equal to the 102.5% of the stated value of the preferred stock, plus any accrued but unpaid dividends. Conversion of the shares of preferred stock is subject to the approval of the company’s stockholders in accordance with the Listing Rules of the Nasdaq Stock Market. If the company’s shareholders approve the conversion, the aggregate stated value of the shares of preferred stock will automatically convert into 5,000,000 shares of common stock. At September 30, 2011, the company has accrued dividends in the amount of approximately $290,000 related to these shares of preferred stock. The stated value of the preferred shares and the related accrued dividends are presented as temporary equity under the caption Redeemable preferred stock in the Condensed Consolidated Balance Sheet in accordance with the rules of the Securities and Exchange Commission.

As of September 30, 2011, there are 28,000 shares of Series B preferred stock outstanding. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note. The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. The company will be required to first redeem the Series B preferred stock if it is required to redeem the Series C preferred stock. Accordingly, as of September 30, 2011, the redemption value of the preferred shares and the related accrued dividends are presented as temporary equity under the caption Redeemable preferred stock in the Condensed Consolidated Balance Sheet in accordance with the rules of the Securities and Exchange Commission. At September 30, 2011, the company has accrued dividends in the amount of $17,500 which remain unpaid.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

12.	Shareholder’s Equity

The changes in shareholders’ equity for the three months ended September 30, 2011 are summarized as follows (in thousands):

	Common Stock	Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, June 30, 2011	$46	$172,786	$(168,358)	$4,474

Preferred stock dividends			(95)	(95)
Share-based compensation expense		66		66
Exercise of stock options		3		3
Restricted shares issued for services		23		23
Issuance of warrants for services		5		5
Net loss			(1,915)	(1,915)

Balance, September 30, 2011	$46	$172,883	$(170,368)	$2,561

During the three months ended September 30, 2011 4,460 stock options and no common stock warrants were exercised.

13.	Commitments and Contingencies

We are not currently engaged in litigation which would be anticipated to have a material adverse effect on our financial condition, results of operations or cash flows.

We have entered into employment agreements with our chief executive officer and chief financial officer that specify the executive’s current compensation, benefits and perquisites, the executive’s entitlements upon termination of employment, and other employment rights and responsibilities.

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2011, we are not aware of any obligations under such indemnification agreements that would require material payments.

14.	Income Taxes

The company continues to fully recognize its tax benefits which are offset by a valuation allowance due to the uncertainty that the deferred tax assets will be realized. We will continue to evaluate the realizability of our net deferred tax assets and may record additional benefits in future earnings if we determine the realization of these assets is more likely than not.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

15.	Other Income

Other income consists of the following (in thousands):

	Three Months Ended September 30,
	2011	2010

Interest income	$—	$7
Rental income	—	7
Net gain from sale of non-core assets	—	351

Total other income	$—	$365

16.	Fair Value Measurements

The company measures fair value for financial assets and liabilities in accordance with the provisions of the accounting guidance regarding fair value measurements. The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

• Level 1:	Observable inputs such as quoted prices in active markets for identical assets or liabilities.

• Level 2:	Inputs other than quoted prices for identical assets or liabilities that are observable for the asset or liability, either directly or indirectly.

• Level 3:	Significant unobservable inputs.

The company’s assets subject to fair value measurements as of September 30, 2011 and June 30, 2011 are as follows (in thousands):

	Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
September 30, 2011
Current marketable securities - available for sale	$422	$422	$—	$—

Total	$422	$422	$—	$—

June 30, 2011
Current marketable securities - available for sale	$980	$980	$—	$—

Total	$980	$980	$—	$—

For the three months ended September 30, 2011 and 2010, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings.

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

17.	Accounting Standards Adopted in Fiscal 2012

The company has not adopted any new FASB Accounting Standards Updates (ASU) during fiscal 2012 and, accordingly, there has been no impact on the company’s results of operations or financial position.

18.	Private Placement

On October 12, 2010, the company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with selected institutional and accredited investors (the “Investors”) to sell and issue $5.0 million of units of its securities in a private placement

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

19.	Subsequent Event – Registered Direct Offering

On October 7, 2011, the company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with C.K. Cooper & Co., Inc. (“CKCC”) and an Engagement Agreement (the “Engagement Agreement”) with Rodman & Renshaw LLC (“Rodman”) whereby it engaged them as co-placement agents (the “Placement Agents”) relating to a registered direct offering by the Company to select investors. In addition, as of October 7, 2011, the company entered into a securities purchase agreement with certain institutional and/or accredited investors pursuant to which the company agreed to sell an aggregate of 5,874,998 shares of its common stock, par value $0.001 per share and warrants to purchase a total of 2,937,497 shares of common stock (the “Warrants”) to the investors for gross proceeds of $4,112,499. The purchase price of a share of common stock and Warrant is $0.70. The Warrants will be exercisable for a period of four years commencing on the six month anniversary of the date on which they are issued and will have an initial exercise price of $1.00 per share. The exercise price of the Warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The value of these warrants using the Black Scholes option pricing model was approximately $1.83 million. The transaction closed on October 13, 2011 and the net proceeds to the company, after deducting placement agent fees and expenses and the company’s estimated offering expenses, are approximately $3.64 million.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

In connection with the offering, the company agreed to pay CKCC a fee equal to 7.5% of the gross proceeds from the sale of the shares of common stock and Warrants in this offering, provided that if any shares and Warrants are issued and sold to any of the investors previously identified by the company and approved by them, then the fee payable to CKCC shall be equal to 2.5% of the proceeds from such investor. Further, CKCC’s fee shall be equal to 3.5% of the proceeds received by us from the sale of securities to certain investors agreed upon by both placement agents. CKCC will not be entitled to a fee with respect to any investor introduced solely by the co-placement agent. In addition, the company agreed to reimburse CKCC for its reasonable expenses up to an amount equal to 1.2% of the gross proceeds of the offering. The company agreed to pay Rodman a fee equal to 5% of the gross proceeds raised in the offering from investors introduced by it and a fee of 2.5% of the gross proceeds raised from other investors. Further, we agreed to reimburse Rodman for its expenses up to a maximum of 1% of the aggregate gross proceeds raised in the offering; provided that such reimbursement shall not cause its aggregate compensation to exceed 3.3% of the aggregate proceeds of the offering. The Placement Agency and Engagement Agreements contain other terms and conditions that are generally customary for transactions of this nature.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results

Certain statements in this Form 10-Q, including information set forth under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). We desire to avail ourselves of certain “safe harbor” provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involving known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of our software and services, competition, pricing, technological changes, implementation of our business plan, and other risks as discussed in our filings with the Securities and Exchange Commission, in particular our Annual Report on Form 10-K for the year ended June 30, 2011, all of which risk factors could adversely affect our business and the accuracy of the forward-looking statements contained herein.

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

Our ExpressMD™ Solutions joint venture with EncounterCare Solutions, Inc., a provider of technology and services to the home healthcare marketplace, provides in-home patient vital signs monitoring systems and services to improve care for patients with chronic illnesses and reduce the cost of care by delivering results to their healthcare providers via the Internet. ExpressMD Solutions, combines EncounterCare’s Electronic House Call™ patient vital signs monitoring appliances with a web-based management and monitoring software module based on Authentidate’s Inscrybe® Healthcare platform. The joint venture also offers the ExpressMDTM Interactive Voice Response (IVR) patient vital signs monitoring solution that provides an alternative for patients who require a flexible, mobile solution for care plan reminders and vital signs monitoring. Using any touch-tone phone, patients can answer their session questions and enter their vital signs test results verbally or by entering their answers on their phone keypad. Both solutions enable unattended measurements of patients’ vital signs and related health information and are designed to aid wellness and preventative care, and deliver better care to specific patient segments who require regular monitoring of medical conditions. Healthcare providers can easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans securely via the Internet. ExpressMD Solutions’ easy to use patient monitoring solutions are intended to provide patients with increased peace of mind and improved condition outcomes through a combination of care plan schedule reminders and comprehensive disease management education. The service provides intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Healthcare providers and health insurers are also expected to benefit by having additional tools to improve patient care, and reduce overall in-person and emergency room patient visits.

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

We have experienced net losses and negative cash flow from operating activities. Our principal activities during this period have focused on developing new products and services, hiring management, refining our business strategies and repositioning our businesses for growth. Although we believe we are well positioned for such growth, we expect to continue to generate net losses and negative cash flow for the foreseeable future as we seek to expand our potential markets and generate increased revenues. See “Liquidity and Capital Resources”. In July 2010, we closed on the sale of certain non-core assets from which we received net proceeds of approximately $2.35 million and in October 2010, we completed a private placement of our securities with a certain institutional and accredited investors from which we received net proceeds of approximately $4.46 million. The private placement was conducted pursuant to Section 4(2) of the Securities Act of 1993, as amended, and Rule 506 of Regulation D, promulgated thereunder. On April 1, 2011, we completed the sale of all of the shares of capital stock of our wholly-owned subsidiary, Authentidate International AG (“Authentidate International”) to Exceet Group, AG, a Swiss corporation (the “Purchaser”). Under the terms of the Share Purchase Agreement (the “Purchase Agreement”), dated as of March 9, 2011, we sold and transferred all of the capital stock of Authentidate International to Purchaser for a purchase price of $1.43 million. In addition, the Purchaser also agreed to acquire certain of our claims regarding our interest in Authentidate International in consideration of the payment of €70,000 ($97,300) and to assume the net liabilities of Authentidate International. Following our sale of Authentidate International, we no longer operate in Germany. As described in greater detail in the Notes to Condensed Consolidated Financial Statements, the results of operations, cash flows and related assets and liabilities of our German subsidiary have been presented as discontinued operations in the condensed consolidated financial statements for all periods presented. As discussed below, in October 2011 we completed a registered direct offering with certain institutional and/or accredited investors from which we received net proceeds of approximately $3.64 million.

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

During this period we have also advanced the development of our ExpressMD™ telehealth service offerings and continued to refine the capabilities of our patient vital signs monitoring appliance. Since receiving 510(k) clearance from the FDA for the monitoring appliance in April 2009, we have been implementing our manufacturing and sales plans for ExpressMD™ and have started to deploy units and services with customers. During fiscal 2011 we introduced the ExpressMD IVR service and on April 11, 2011, Authentidate announced that it had received a contract from the U.S. Department of Veterans Affairs (the “VA”) pursuant to which the company was selected as a supplier to the VA for its Telehealth Program for home telehealth solutions. The award is for a national contract and under this agreement the company will market its telehealth solutions to VA facilities throughout the country. The agreement consists of a one year base period that commenced May 15, 2011 and four option years, which are at the VA’s sole discretion. During the contract period, the company will be committed to provide, subject to purchase orders from VA facilities, telehealth devices and certain associated software solutions. During the initial base period of the agreement, the contract has an estimated maximum potential value of approximately $38.2 million, depending on the number of units actually purchased by VA facilities. There is no minimum purchase requirement under the contract. The agreement has an estimated maximum potential value of approximately $122.0 million, assuming all contract extensions are exercised by the VA and the maximum quantity of units are purchased by VA facilities. There can be no assurance that the VA will exercise any of the option periods under the agreement nor can the company provide any assurances as to the actual amount of products and solutions, if any, that may ultimately be purchased by VA facilities under the agreement.

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

A critical accounting estimate is based on judgments and assumptions about matters that are uncertain at the time the estimate is made. Different estimates that reasonably could have been used or changes in accounting estimates could materially impact our financial statements. We believe that the policies described below represent our critical accounting policies, as they have the greatest potential impact on our consolidated financial statements. However, you should also review our Summary of Significant Accounting Policies beginning on page F-7 of Notes to Consolidated Financial Statements contained our Annual Report on Form 10-K, for the fiscal year ended June 30, 2011.

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

Revenue Recognition

Revenue is derived from web-based hosted software services, telehealth products and post contract customer support services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered items in the arrangement; if the arrangement includes a general right of return relative to the delivered items, and delivery or performance of the undelivered item is considered probable and substantially in our control. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement. If these criteria are met, we allocate total revenue among the elements based on the sales price of each element when sold separately which is referred to as vendor specific objective evidence or VSOE.

Revenue from web-based hosted software and related services and post contract customer support services is recognized when the related service is provided and, when required, accepted by the customer. Revenue from telehealth products is recognized when such products are delivered. Revenue from multiple element arrangements that cannot be allocated to identifiable items is recognized ratably over the contract term which is generally one year.

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

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Expected Option Life (Months)
Fiscal year 2012	1.5%	0%	114%	48
Fiscal year 2011	1.8%	0%	107%	48

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

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Revenues were $751,000 for the quarter ended September 30, 2011 compared to $705,000 for the prior year period. These results reflect an increase in revenues from our telehealth products and services partly offset by lower revenues from our hosted software services due primarily to the acquisition of one of our customers and the related contract expiration.

Cost of revenues increased to $548,000 for the quarter ended September 30, 2011 compared to $525,000 for the same period in the prior year. This increase is due primarily to cost of revenues related to higher telehealth product revenues partly offset by lower hosting and license fees for our hosted software services.

Selling general and administrative (SG&A) expenses increased to $1,693,000 for the quarter ended September 30, 2011 compared to $1,472,000 for the prior year period. The increase is due primarily to higher selling expenses, special shareholder meeting expenses and stock option expenses.

Product development expenses were $208,000 for the quarter ended September 30, 2011 compared to $202,000 for the prior year period. Product development expenses fluctuate period to period based on the amounts capitalized. Total spending for the quarter, including capitalized amounts, was unchanged as no amounts were capitalized for the periods. The increase for the current period is due to higher stock option expenses.

Depreciation and amortization expense was $217,000 for the quarter ended September 30, 2011 compared $282,000 for the prior year period. This change is due primarily to a decrease in amortization of capitalized software.

Interest and other income was $0 for the quarter ended September 30, 2011 compared to $365,000 for the prior year period which reflects a gain on the sale of certain non-core assets of approximately $351,000 and interest and rental income related to the non-core assets.

Net loss from continuing and discontinued operations for the quarter ended September 30, 2011 was $1,915,000, or $0.04 per share, compared to $1,597,000, or $0.04 per share, for the prior year period. The net loss for the quarter reflects the higher revenues and higher expenses discussed above. The net loss for the prior year period also reflects a gain on the sale of certain non-core assets and a loss from discontinued operations of approximately $186,000.

Liquidity and Capital Resources

Overview

Our operations and product development activities have required substantial capital investment to date. Our primary sources of funds have been the issuance of equity and the incurrence of third party debt. In February 2004, we sold 5,360,370 common shares in private placements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506, promulgated thereunder and received net proceeds of approximately $69,100,000 after payment of offering expenses and broker commissions. The proceeds received from this financing have been used to provide funding for our operations and product development activities. In addition, we completed a $3,400,000 registered direct offering of shares of common stock and warrants in December 2009 and received net proceeds of approximately $3,500,000 from this financing and the related warrant exercises. As described in greater detail in Notes 6, 7 and 18 of Notes to Condensed Consolidated Financial Statements, in July 2010 we completed the sale of certain non-core assets and received net proceeds of approximately $2,350,000, in October 2010 the company completed the sale of $5,000,000 of its securities to institutional and accredited investors in a private placement transaction under Section 4(2) of the Securities Act of 1993, as amended, and Rule 506 of Regulation D, promulgated thereunder and received net proceeds of approximately $4,460,000 from this transaction and in April 2011 the company completed the sale of all of the shares of capital stock of its wholly-owned subsidiary, Authentidate International AG (“Authentidate International”) to Exceet Group, AG, a Swiss corporation and received net proceeds of approximately $1,300,000. As described in greater detail in Note 19 of Notes to Condensed Consolidated Financial Statements, on October 7, 2011 the company entered into agreements pursuant to which it sold 5,874,998 shares of our common stock and 2,937,497 warrants to purchase shares of our common stock to institutional and/or accredited investors in a registered direct offering from which we received net proceeds of approximately $3,638,000. We are using the proceeds from these transactions for working capital and general corporate purposes, including supporting the rollout of our ExpressMD™ telehealth products and services.

For the quarter ended September 30, 2011, expenditures for data center equipment and other assets totaled approximately $155,000 and expenditures for software licenses totaled approximately $9,000. We have developed and intend to continue to develop new applications to grow our business and address new markets.

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

Cash Flows

At September 30, 2011, cash, cash equivalents and marketable securities amounted to approximately $938,000 and total assets at that date were $9,263,000. Since June 30, 2011 cash, cash equivalents and marketable securities decreased approximately $1,486,000 as we used cash principally to fund operating losses, product development activities, joint venture investments, changes in working capital and capital expenditures during the quarter ended September 30, 2011. Cash used for the period includes investments in data center and related infrastructure equipment of approximately $164,000, investments in joint venture inventory and operations of approximately $24,000, and the prepayment of certain insurance premiums and maintenance contracts. We expect to continue to use cash to fund operating losses, product development activities, joint venture investments and capital expenditures for the foreseeable future.

Net cash used by operating activities for the quarter ended September 30, 2011 was approximately $1,307,000 compared to $2,091,000 for the prior year period. This change reflects our cost management activities and lower joint venture investments.

Net cash used by investing activities, excluding purchases and sales of marketable securities, was $164,000 for the quarter ended September 30, 2011 compared to a net cash provided of $2,342,000 for the prior year period. This change is due primarily to net proceeds from the sale of non-core assets in fiscal 2011 discussed above.

Net cash used by financing activities for the quarter ended September 30, 2011 was approximately $15,000 compared to $36,000 for the prior year period. These amounts are due primarily to the payment of preferred stock dividends.

Cash flows from discontinued operations were not significant for the prior year period.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits, product development activities, capital expenditures and joint venture activities. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings. As mentioned in the “Overview section”, we believe that the company will benefit from the federal government healthcare reforms and industry trends focused on automation and cost reduction. Based on our business plan, we expect our existing resources, including the net proceeds generated from our recent offering, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, these resources may not be sufficient if we are required to redeem our outstanding shares of Series B and Series C preferred stock within the next 12 months and we may attempt to renegotiate the terms of such securities. No assurances can be given, however, that we will be able to attain sales levels and support our costs through revenues derived from operations, generate sufficient cash flow to satisfy our other obligations or successfully modify the terms of our preferred securities. In addition, there can be no assurance that the company will be successful in raising additional capital, or securing financing when needed or on terms satisfactory to the company. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised through the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition.

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

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of September 30, 2011, no shares of the Series B preferred stock have been redeemed.

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

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of September 30, 2011 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years
Total operating leases	$2,731	$512	$1,536	$683

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

With respect to our joint venture, in accordance with the terms of the LLC Agreement, we made an initial capital contribution of $50,000 upon the establishment of ExpressMD Solutions and were required to contribute up to $400,000 in additional capital in the event the joint venture satisfies certain operating targets. However, to facilitate the development of the business of the joint venture, we have already advanced funds in excess of the foregoing amount. To date, the company’s total advances to the joint venture are approximately $1,867,000. Although we expect to recover these advances as the joint venture generates revenues, there can be no assurance that such amounts will be recovered. In addition, we may decide to advance additional amounts to further joint venture activities. Additionally, the company has also acquired inventory with a carrying value of approximately $4,505,000 at September 30, 2011 which relates to the joint venture. See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information regarding this matter.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2011, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

We have approximately $422,000 invested in short-term investments as of September 30, 2011. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At September 30, 2011, our unrestricted cash and marketable securities totaled approximately $938,000, of which approximately $422,000 was invested in money market investments. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses. For more information on our investments see Note 5 of Notes to the Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings

We are subject to claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Report on Form 10-Q and a restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2011. You should carefully consider the risks described below, together with all of the following risk factors and the other information included in this report, in considering our business herein as well as the information included in other reports and prospects. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations, financial condition and/or operating results. If any of the matters or events described in the following risks actually occurs, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment due to any of these risks.

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred net losses of approximately $12,555,000, including a loss of approximately $5,769,000 related to discontinued operations for our German subsidiary, $9,005,000 and $9,367,000 for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. We also had a net loss of $1,915,000 for the three months ended September 30, 2011 and had an accumulated deficit of approximately $170,368,000 at September 30, 2011. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers or our ability to derive revenues from our joint venture. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we may not be profitable in any future period.

Our capital requirements have been significant and we may need to raise additional capital to finance our operations.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements and registered offerings of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software, services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $6,465,000, $8,109,000 and $8,144,000 in cash for continuing operating activities for the fiscal years ended June 30, 2011, 2010 and 2009, respectively, and $1,307,000 for the three months ended September 30, 2011. Our available cash, cash equivalents and marketable securities as of September 30, 2011 totaled approximately $938,000 and we received net proceeds of approximately $3,638,000 from a registered direct offering in October 2011. We expect our existing resources, including the net proceeds generated from our recent offering, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, these resources may not be sufficient if we are required to redeem our outstanding shares of Series B and Series C preferred stock within the next 12 months and we may attempt to renegotiate the terms of such securities. No assurances can be given, however, that we will be able to attain sales levels and support our costs through revenues derived from operations, generate sufficient cash flow to satisfy our other obligations or successfully modify the terms of our preferred securities. If our available cash resources and projected revenue levels are not sufficient to sustain our operations, or otherwise meet our cash needs, we will need to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. There can be no assurance, however, that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially, which could have a material adverse effect on our business, financial condition and results of operations. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

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

We have been in the past, and may become in the future, involved in legal proceedings. You should carefully review and consider the various disclosures we make in our reports filed with the SEC regarding legal matters that may affect our business. Civil and criminal litigation is inherently unpredictable and outcomes can result in excessive verdicts, fines, penalties and/or injunctive relief that affect how we operate our business. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. We cannot predict with certainty the outcome of any legal proceedings in which we become involved and it is difficult to estimate the possible costs to us stemming from any such matters. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations, financial position and cash flows.

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

We evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. As discussed more fully in Notes to Condensed Consolidated Financial Statements, on April 1, 2011 we completed the sale of our German subsidiary and information, including goodwill, related to such subsidiary has been presented as discontinued operations for all periods presented. In connection with the sale of the subsidiary, we recorded a non-cash loss of approximately $5,405,000 related to the goodwill recorded in connection with the acquisition of this subsidiary in 2002. The company initially recorded the estimated loss related to its German subsidiary as a non-cash goodwill impairment charge of $5,400,000 during the quarter ended December 31, 2010 based primarily on lowered expectations for growth in future revenues and cash flows, certain unsolicited market information regarding the business and uncertainty regarding the recovery in the market for comparable assets. As of September 30, 2011, we had approximately $50,000 of goodwill. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

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

Further, with respect to our telehealth offerings, the joint venture is the owner of the trademark “ExpressMD” and our co-venturer has licensed certain intellectual property assets to the joint-venture vehicle under the limited liability company agreement entered into regarding this entity. Accordingly, our right to utilize any such intellectual property is subject to the terms of this agreement. Further, and similar to the intellectual property owned by us, there can be no assurance that the intellectual property licensed to us through the joint venture will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

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

Security and Privacy of Patient Information. Federal, state and local laws regulate the confidentiality of patient records and the circumstances under which those records may be released. These regulations govern both the disclosure and use of confidential patient medical record information and require the users of such information to implement specified security measures. United States regulations currently in place governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply. Similarly, laws in non-U.S. jurisdictions may have similar or even stricter requirements related to the treatment of patient information. In the United States, HIPAA regulations require national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which include healthcare organizations such as our clients, our employer clinic business model and our claims transmission services, are required to comply with the privacy standards, the transaction regulations and the security regulations. Moreover, the recently enacted Health Information Technology for Economic and Clinical Health Act (HITECH) provisions of the American Recovery and Reinvestment Act of 2009 (ARRA) and associated regulatory requirements, extend many of the HIPAA obligations, formerly imposed only upon covered entities, to business associates as well. As a business associate of our clients who are covered entities, we were in most instances already contractually required to ensure compliance with the HIPAA regulations as they pertain to handling of covered client data. However, the extension of these HIPAA obligations to business associates by law has created additional liability risks related to the privacy and security of individually identifiable health information. Evolving HIPAA and HITECH -related laws or regulations and regulations in non-U.S. jurisdictions could restrict the ability of our clients to obtain, use or disseminate patient information. This could adversely affect demand for our solutions if they are not re-designed in a timely manner in order to meet the requirements of any new interpretations or regulations that seek to protect the privacy and security of patient data or enable our clients to execute new or modified healthcare transactions. We may need to expend additional capital, software development and other resources to modify our solutions and devices to address these evolving data security and privacy issues. Furthermore, our failure to maintain confidentiality of sensitive personal information in accordance with the applicable regulatory requirements could damage our reputation and expose us to breach of contract claims (although we contractually limit liability, when possible and where permitted), fines and penalties.

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

In connection with our manufacturing and sales plans for the ExpressMD™ Solutions telehealth service, we have purchased certain components and contract manufacturing services for the production of the monitoring appliance. Our ability to recover our investment in this venture, including in building inventories of our current telehealth products is subject to risks. If we are unable to generate sufficient demand for this product, or the joint venture is otherwise unsuccessful or is terminated, we may not be able to recover our costs in acquiring these assets. As described above, under the LLC Agreement the joint venture shall continue until terminated by mutual agreement of the parties and the entity shall be dissolved upon certain events, including, (a) the expulsion, bankruptcy or dissolution of a member, (b) the sale or transfers of all or substantially all of its assets, or upon its merger into or acquisition by another entity, and (c) if the members cannot agree on ongoing funding requirements, in accordance with the procedures set forth in the agreement. In the event that this occurs, we may need to write-off a material portion of the value of these assets and our financial condition may be adversely affected. As of September 30, 2011, total inventory was valued at approximately $4.5 million and as of such date we had advanced approximately $1.9 million to the joint venture to fund its operations.

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

The price of our common stock has been, and is likely to continue to be, volatile. Our stock price during the fiscal year ended June 30, 2011 traded as low as $0.38 per share and as high as $1.60 per share and during the three months ended September 30, 2011, our common stock traded within a range of $0.61 to $1.29. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

The average daily trading volume in our common stock for the twelve months ended September 30, 2011 was approximately 175,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

Upon the closing of our private placement on October 13, 2010, we issued to a group of institutional and other accredited investors a total of 7,500,000 shares of our common stock, plus 1,250,000 shares of Series C preferred stock, which are convertible into an maximum of 6,125,000 shares of common stock at the initial conversion price of $0.40 (including all shares issuable in lieu of cash dividends for the 18 month term) and common stock warrants to purchase a total of 6,250,000 additional shares of common stock. The issuance of these securities resulted in substantial dilution to stockholders who held our common stock prior to the private placement. Further, the conversion of the shares of Series C preferred stock and exercise of warrants issued in this private placement may result in further dilution to the holders of our common stock. As of September 30, 2011, the number of shares issued to the purchasers in this private placement and warrants exercised to date represents approximately 16.2% of our outstanding common stock, without giving effect to the conversion of the shares of Series C preferred stock or the exercise of the outstanding common stock warrants. The conversion of the shares of Series C preferred stock is subject to the approval of our stockholders in accordance with applicable Nasdaq requirements and under the purchase agreement with the investors, we are obligated to seek shareholder approval for the conversion of the shares of Series C preferred stock. As a result, these stockholders, if acting together, may have significant influence over the outcome of any stockholder vote, other than any proposal to approve the conversion of such shares, including the election of directors and other significant business matters that require stockholder approval. Such other significant business matters could include, for example, the approval of mergers or other business combination transactions.

In addition, in connection with the registered direct offering of common stock and warrants we announced on October 7, 2011, we sold an additional 5,874,998 shares of common stock and warrants to purchase 2,937,497 shares of common stock. This represents approximately 11.3% of our outstanding common stock after the offering, without giving effect to the exercise of the warrants. The sale of these shares of common stock and any conversion of the shares of preferred stock and exercise of warrants (subject to shareholder approval, as discussed above) may adversely affect the market price of our common stock and our stock price may decline substantially.

The exercise of our outstanding options and warrants, or conversion of our outstanding shares of convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of September 30, 2011, the following options and warrants were outstanding:

•

Stock options to purchase 4,814,000 shares of common stock at exercise prices ranging from $0.39 to $6.61 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $2.15 per share. These stock options are employee and non-executive director options.

•	Warrants to purchase 6,820,000 shares of common stock with a weighted average exercise price of $0.74 per share, inclusive of the warrants issued in our recent private placement.

In addition, in our registered direct offering completed in October 2011, we issued an additional 2,937,497 common stock purchase warrants, which are exercisable at $1.00 per share. In addition, there are currently outstanding 28,000 shares of our Series B convertible preferred stock and 1,250,000 shares of our Series C preferred stock. The holder of the Series B convertible preferred stock may convert these shares into shares of our common stock at a conversion price equal to $1.40 per share. Accordingly, the outstanding 28,000 shares of Series B convertible preferred stock are presently convertible into an aggregate of 500,000 shares of our common stock, which will be available for immediate resale in accordance with the provisions of Rule 144 under the Securities Act. Further, as described above, the shares of Series C preferred stock (and all accrued dividends thereon) will convert into a maximum of 6,125,000 shares of our common stock at an initial conversion price of $0.40, effective upon the approval of our stockholders. If our stockholders approve the conversion of the shares of Series C preferred stock, then all shares of Series C preferred stock will automatically convert into shares of our common stock.

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

Except as previously reported and as described elsewhere in this Quarterly Report on Form 10-Q, we did not sell unregistered securities during the quarter ended September 30, 2011.

During the quarter ended September 30, 2011, we issued an aggregate of 19,492 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our Board of Directors pursuant to our 2001 Non-Executive Director Stock Option Plan, as amended. Such shares were issued for service on our board during the quarter ended June 30, 2011. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

In October 2011, we issued an aggregate of 32,229 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our Board of Directors pursuant to our 2011 Omnibus Equity Incentive Plan, as amended. Such shares were issued for service on our board during the quarter ended September 30, 2011. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2011.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference. A management contract or compensation plan or arrangement is indicated with (*).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith

4.1	Form of Warrant issuable to investors	8-K	10/12/11	4.1

10.1	2011 Omnibus Equity Incentive Plan	DEF 14A	7/27/11	A

10.2	Employment Agreement between Authentidate Holding Corp. and O’Connell Benjamin	8-K	9/8/11	10.1

10.3	Placement Agency Agreement by and between Authentidate Holding Corp. and C.K. Cooper & Co., Inc., dated as of October 7, 2011	8-K	10/12/11	1.1

10.4	Engagement Agreement by and between Authentidate Holding Corp. and Rodman & Renshaw, LLC, dated as of October 7, 2011	8-K	10/12/11	1.2

10.5	Form of Securities Purchase Agreement dated as of October 7, 2011	8-K	10/12/11	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1	The following financial information from the Authentidate Holding Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**				X

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

November 10, 2011	/s/ O’Connell Benjamin
Date	O’Connell Benjamin
Chief Executive Officer

/s/ William A. Marshall
William A. Marshall
Chief Financial Officer & Treasurer