Form 10-Q
period 2011-12-31
AUTHENTIDATE HOLDING CORP
filed 2012-02-09
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding February 3, 2012
Common Stock, $0.001 par value per share	53,801,608 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

( in thousands, except per share data )	December 31, 2011 (Unaudited)	June 30, 2011

Assets
Current assets
Cash and cash equivalents	$1,865	$1,444
Restricted cash	256	256
Marketable securities	210	980
Accounts receivable, net	338	423
Inventory	4,509	4,569
Prepaid expenses and other current assets	953	557

Total current assets	8,131	8,229
Property and equipment, net	784	680
Other assets
Software development costs, net	433	695
Licenses, net	2,328	65
Other assets	1,164	1,166

Total assets	$12,840	$10,835

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other liabilities	$3,780	$3,198
Deferred revenue	104	92

Total current liabilities	3,884	3,290
Long-term deferred revenue	140	140

Total liabilities	4,024	3,430

Commitments and contingencies (Note 13)
Redeemable preferred stock	3,082	2,931
Shareholders’ equity
Common stock, $.001 par value; 100,000 shares authorized, 53,754 and 46,323 issued and outstanding on December 31, and June 30, 2011 , respectively	54	46
Additional paid-in capital	177,805	172,786
Accumulated deficit	(172,125)	(168,358)

Total shareholders’ equity	5,734	4,474

Total liabilities, redeemable preferred stock and shareholders’ equity	$12,840	$10,835

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share data)	2011	2010	2011	2010

Revenues
Hosted software services	$649	$698	$1,286	$1,378
Telehealth products and services	12	25	126	50

Total revenues	661	723	1,412	1,428
Operating expenses
Cost of revenues	502	531	1,050	1,056
Selling, general and administrative	1,385	1,437	3,078	2,909
Product development	209	203	417	405
Depreciation and amortization	231	284	448	566

Total operating expenses	2,327	2,455	4,993	4,936

Operating loss	(1,666)	(1,732)	(3,581)	(3,508)
Other income, net	2	—	2	365

Loss from continuing operations	(1,664)	(1,732)	(3,579)	(3,143)
Loss from discontinued operations	—	(5,543)	—	(5,729)

Net loss	$(1,664)	$(7,275)	$(3,579)	$(8,872)

Basic and diluted loss per common share
Continuing operations	$(0.03)	$(0.04)	$(0.08)	$(0.08)
Discontinued operations	—	(0.12)	—	(0.14)

Basic and diluted loss per common share	$(0.03)	$(0.16)	$(0.08)	$(0.22)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
(in thousands)	2011	2010

Cash flows from operating activities
Net loss	$(3,579)	$(8,872)
Adjustments to reconcile net loss to net cash used by operating activities
Loss from discontinued operations	—	5,729
Depreciation and amortization	448	566
Share-based compensation	139	64
Warrants issued for services	5	24
Restricted shares issued for services	53	31
Net gain on sale of non-core assets	—	(351)
Changes in assets and liabilities, net of effects from business acquisition
Accounts receivable	85	34
Inventory	60	(167)
Prepaid expenses and other current assets	(454)	(233)
Accounts payable, accrued expenses and other liabilities	98	(906)
Deferred revenue	12	10

Net cash used in operating activities	(3,133)	(4,071)

Cash flows from investing activities
Payment for business acquisition	(525)	—
Purchases of property and equipment and other assets	(248)	(13)
Other intangible assets acquired	(30)	(7)
Net proceeds from sale of non-core assets	—	2,351
Sales of marketable securities	770	99

Net cash (used) provided by investing activities	(33)	2,430

Cash flows from financing activities
Net proceeds from issuance of preferred and common stock and warrants	3,620	4,456
Proceeds from exercise of options	3	—
Dividends paid	(36)	(54)

Net cash provided by financing activities	3,587	4,402

Net increase in cash and cash equivalents	421	2,761
Cash flow from discontinued operations - operating activities	—	(88)
Cash flow from discontinued operations - investing activities	—	(5)
Effect of exchange rate changes on cash flows - discontinued operations	—	15
Net change in cash and cash equivalents - discontinued operations	—	78

Cash and cash equivalents, beginning of period	1,444	276

Cash and cash equivalents, end of period	$1,865	$3,037

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries (collectively, the “company”). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended December 31, 2011 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the company’s Form 10-K for the fiscal year ended June 30, 2011 and the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As discussed more fully in Note 7 of Notes to Condensed Consolidated Financial Statements, on April 1, 2011 the company announced that it had completed the sale of all the capital stock of its wholly-owned German subsidiary, Authentidate International AG, to Exceet Group AG. Accordingly, the results of operations and cash flows of the German subsidiary have been presented as discontinued operations in the condensed consolidated financial statements for all periods presented.

As discussed more fully in Note 8 of Notes to Condensed Consolidated Financial Statements, on November 21, 2011 the company completed a transaction whereby its ExpressMD Solutions LLC joint venture became a wholly-owned subsidiary of the company. In prior periods the joint venture was included in our consolidated financial statements because the company had elected to provide the majority of funding for the joint venture and was deemed to be the primary beneficiary.

The unaudited condensed consolidated financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For a number of years the company has experienced net losses and negative cash flow from operating activities as we focused on developing new products and services, refining our business strategies, expanding our addressable markets and repositioning the company for future growth. During this period our primary sources of funds have been the issuance of equity and the incurrence of third party debt. For the three and six months ended December 31, 2011, the company incurred a net loss of $1,664,000 and $3,579,000, respectively. As of December 31, 2011, cash, cash equivalents and marketable securities were $2,075,000, the company had working capital for continuing operations of $4,247,000, an accumulated deficit of $172,125,000 and total shareholders' equity of $5,734,000. These conditions indicate that the company may be unable to continue as a going concern. Based on our business plan, we expect our existing resources, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, these resources may not be sufficient if we are required to redeem our outstanding shares of Series B and Series C preferred stock within the next 12 months and we intend to attempt to renegotiate the terms of such securities. If necessary, management of the company believes that it can reduce operating expenses and/or raise additional equity or debt financing to satisfy its working capital requirements. However, no assurances can be given that we will be able to support our costs through revenues derived from operations, generate sufficient cash flow to satisfy our other obligations or successfully modify the terms of our preferred securities. In addition, there can be no assurance that the company will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company.

Certain asset, revenue and expense amounts for 2010 have been reclassified to conform to the presentation for 2011.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

2.	Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Loss from continuing operations	$(1,664)	$(1,732)	$(3,579)	$(3,143)
Loss from discontinued operations	—	(5,543)	—	(5,729)

Net loss	(1,664)	(7,275)	(3,579)	(8,872)
Preferred stock dividends	(93)	(83)	(188)	(101)

Net loss applicable to common shareholders	$(1,757)	$(7,358)	$(3,767)	$(8,973)

Weighted average shares	52,148	44,995	49,244	41,718

Basic and diluted loss per common share
Continuing operations, less preferred dividends	$(0.03)	$(0.04)	$(0.08)	$(0.08)
Discontinued operations	—	(0.12)	—	(0.14)

Basic and diluted loss per common share	$(0.03)	$(0.16)	$(0.08)	$(0.22)

All potential common shares were excluded from the calculation of net loss per share for the periods presented because their impact is antidilutive. At December 31, 2011, employee and non-executive director options (4,750,000), warrants (9,757,000), Series C preferred stock (5,000,000) and Series B preferred stock (500,000) were outstanding. At December 31, 2010, employee and non-executive director options (3,978,000), warrants (7,070,000), Series C preferred stock (5,000,000) and Series B preferred stock (500,000) were outstanding.

3.	Share-Based Compensation

Share-based compensation by category is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
SG&A	$60	$25	$114	$50
Product development	11	5	21	10
Cost of revenues	2	2	4	4

Share-based compensation expense	$73	$32	$139	$64

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Stock option activity under the company’s stock option plans for employees and non-executive directors for the period ended December 31, 2011 is as follows (in thousands, except per share and average life data):

Employees Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2011	3,944	$2.28	7.38
Granted	354	0.82
Exercised	(4)	0.60
Expired/forfeited	(109)	0.99

Outstanding, December 31, 2011	4,185	$2.19	7.04	$146

Exercisable at December 31, 2011	1,879	$3.48	4.88	$43

Expected to vest at December 31, 2011	1,851	$1.14	8.79	$82

Non-Executive Director Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2011	500	$2.18	4.15
Granted	70	0.86
Expired	(5)	2.03

Outstanding, December 31, 2011	565	$2.02	4.39	$8

Non-executive director options are granted at market price and vest on the grant date.

As of December 31, 2011, there was approximately $1,150,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements. Approximately $456,000 of this expense is expected to be recognized over a weighted-average period of 18 months. The remaining expense will be recognized if certain vesting conditions are met during the next 9 months.

The total intrinsic value of options exercised was $1,400 and $0 for the six month periods ended December 31, 2011 and 2010, respectively. The weighted average grant date fair value of options granted during the six month periods ended December 31, 2011 and 2010 was approximately $0.62 and $0.47, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of options vested was $75,000 and $124,000 for the six month periods ended December 31, 2011 and 2010, respectively.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

On January 17, 2007, the shareholders approved several amendments to the 2001 Non-Executive Director Stock Option Plan whereby non-executive director stock options expire ten years from the original date of grant, non-executive directors will have up to two years to exercise their options after leaving the board and may elect to receive up to 50% of their cash director compensation in restricted common stock of the company issued at fair value in accordance with the terms of the Plan. On May 20, 2009, the shareholders approved an amendment to increase this percentage to 100%. During the six months ended December 31, 2011, the company issued 51,721 shares of restricted common stock (valued at approximately $53,041) to certain non-executive directors in connection with this program. In January 2012, the company issued 47,703 shares of restricted common stock (valued at approximately $32,438) to such directors under the program.

4.	Comprehensive Loss:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Net loss as reported	$(1,664)	$(7,275)	$(3,579)	$(8,872)
Currency translation adjustment	—	4	—	15

Comprehensive loss	$(1,664)	$(7,271)	$(3,579)	$(8,857)

5.	Marketable Securities

At December 31, 2011 our marketable securities consisted primarily of money market investments. We classify our investments as “available for sale” and they have been recorded at cost which approximates fair market value due to their variable interest rates. As a result, we have had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from such investments through December 31, 2011. All income generated from these investments is recorded as interest income.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of the operating results for the discontinued operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Revenues	$—	$880	$—	$1,562
Operating gain (loss)	$—	$(5,543)	$—	$(5,729)

8.	Business Acquisition

In June 2008 we formed a joint venture with EncounterCare Solutions, Inc., called ExpressMD™ Solutions LLC to provide in-home patient vital signs monitoring systems and services. The company and EncounterCare Solutions, Inc. each owned fifty percent of the joint venture and neither party had any special rights under the joint venture agreement. ExpressMD Solutions did not have any assets or liabilities and EncounterCare Solutions, Inc. did not have any recourse to our general credit. ExpressMD Solutions was consolidated in our financial statements because the company elected to provide the majority of funding for the joint venture and was deemed to be the primary beneficiary.

On November 21, 2011, the company entered into a definitive Joint Venture Termination Agreement (the “Agreement”) with EncounterCare Solutions, Inc. (the “Seller”), providing for the assignment and transfer to the company of all of the membership interests held by Seller in ExpressMD Solutions. At the closing on November 21, 2011, the joint venture agreement was terminated, ExpressMD Solutions became a wholly-owned subsidiary of the company and the Seller and an affiliated company of the Seller granted the company a license to use certain of their intellectual property, as described in more detail below. Pursuant to the Agreement, the company agreed to pay to the Seller $1,000,000 in cash and deliver to the Seller 1,500,000 shares of restricted common stock of the company. The cash payment is payable as follows: $50,000 was paid prior to the date of the Agreement; $475,000 was paid at the closing; $200,000 shall be paid on or prior to April 1, 2012; and $275,000 shall be paid on or prior to October 1, 2012. The company will pay the cash consideration to Seller from cash on hand and the shares issued to Seller were issued out of the company’s authorized but unissued shares of common stock. In accordance with the terms of the Agreement, the company, Seller and an affiliated company of Seller entered into an Intellectual Property License and Supply Agreement (the “License Agreement”) and the company and Seller entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the License Agreement, the company was granted a worldwide, perpetual, irrevocable, royalty-free, non-exclusive license to use the intellectual property of the Seller and the affiliated company of the Seller to continue to commercialize and develop the remote patient monitoring devices and related software sold by ExpressMD Solutions and to develop improvements and other products based on such intellectual property. Further, pursuant to the License Agreement, the company shall supply to Seller, and Seller shall purchase exclusively from the company, such quantities of the ExpressMD Solutions device as is reasonably requested by Seller. The Registration Rights Agreement provides that the company will file a registration statement with the Securities and Exchange Commission within 90 days from the closing to register the resale of the shares of common stock issued at closing. The Agreement also provides that within 90 days immediately prior to the fifth anniversary of the closing date, the company shall assign the trademark “ExpressMD” to the Seller. At that time, the company will have a limited period within which to transition to a new trademark for the ExpressMD products.

The company believes that this transaction will provide it with greater flexibility to meet emerging market needs in the telehealth space and enable it to continue to offer innovative and leading-edge products and solutions to its customers. The transaction is being accounted for under the purchase method of accounting and, as discussed above, ExpressMD Solutions will continue to be consolidated in the company’s financial statements. As noted above, the company paid $525,000 in cash through closing, recorded a payable of $475,000, forgave a receivable for approximately $58,000 and issued company stock valued at $1,215,000, based on the closing market price for the shares at closing, for a total purchase price of approximately $2,273,000. The company also incurred acquisition related costs of approximately $36,000 which were expensed as selling, general and administrative expenses and accrued approximately $8,000 to cover the registration of the common stock issued in connection with the transaction. The company allocated the entire purchase price to the licensed intangible assets referred to above since the joint venture had no assets or liabilities on the closing date. We estimated the fair value of the license using level 3 inputs for future operating results and present value techniques applied to estimated royalty amounts which is a common method used to value licensed intangible assets. There was no bargain purchase gain or goodwill related to the transaction.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the revenue, loss from operations and net loss related to the joint venture for the periods ended December 31, 2011 and 2010. As discussed above, these amounts have been included in the company’s consolidated statements of operations for the periods, and accordingly, no pro-forma information is presented.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Revenues	$12	$25	$126	$50
Operating loss	$(132)	$(156)	$(268)	$(309)
Net loss	$(132)	$(156)	$(268)	$(309)

9.	Inventory

In connection with our manufacturing and sales plans for the ExpressMD Solutions telehealth service, the company has purchased certain components and contract manufacturing services for the production of the monitoring appliance. These inventory amounts are stated at the lower of cost or market and consist of the following (in thousands):

	December 31,	June 30,
	2011	2011

Purchased components	$3,686	$3,687
Finished goods	823	882

Total inventory	$4,509	$4,569

10.	Other Intangible Assets

As of December 31, 2011 and June 30, 2011 goodwill amounted to approximately $50,000 and is included in other assets. As discussed more fully in Note 8 of Notes to Condensed Consolidated Financial Statements, as of December 31, 2011 acquired licenses amounted to approximately $2,273,000.

The following table sets forth licenses that are included in licenses, net and other intangible assets that are included in other assets as follows (in thousands):

	December 31, 2011			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years

Patents	$342	$206	$136	$342	$196	$146	17
Trademarks	177	72	105	165	68	97	20
Acquired technologies	72	72	—	72	72	—	2
Licenses	3,585	1,257	2,328	1,294	1,229	65	3 - 10

Total	$4,176	$1,607	$2,569	$1,873	$1,565	$308

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The company amortizes other intangible assets under the straight line method. Amortization expense was approximately $42,000 for the six months ended December 31, 2011. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

2012	$153
2013	265
2014	264
2015	264
2016	262
Thereafter	1,361

Total	$2,569

11.	Preferred Stock and Redeemable Preferred Stock

In connection with the private placement transaction discussed in Note 18 of Notes to Condensed Consolidated Financial Statements, in October 2010 the company issued a total of 1,250,000 shares of Series C 15% convertible redeemable preferred stock. Each share of preferred stock has a stated value of $1.60 per share, and, subject to the rights of the company’s senior securities, has the following rights: (i) to receive dividends which accrue at the rate of 15% per annum payable in shares of common stock upon conversion or in cash upon redemption; (ii) effective upon shareholder approval, will convert into shares of common stock determined by dividing the stated value, plus accrued and unpaid dividends, by the conversion price, which is initially $0.40; (iii) to receive a liquidation preference equal to the sum of the stated value of each share of preferred stock, plus dividends; and (iv) unless converted, to be redeemed by the company 18 months from the date of issuance at a redemption price equal to the 102.5% of the stated value of the preferred stock, plus any accrued but unpaid dividends. Conversion of the shares of preferred stock is subject to the approval of the company’s stockholders in accordance with the Listing Rules of the Nasdaq Stock Market. If the company’s shareholders approve the conversion, the aggregate stated value of the shares of preferred stock will automatically convert into 5,000,000 shares of common stock. At December 31, 2011, the company has accrued dividends in the amount of approximately $365,000 related to these shares of preferred stock. The stated value of the preferred shares and the related accrued dividends are presented as temporary equity under the caption Redeemable preferred stock in the Condensed Consolidated Balance Sheet in accordance with the rules of the Securities and Exchange Commission.

As of December 31, 2011, there are 28,000 shares of Series B preferred stock outstanding. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note. The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. The company will be required to first redeem the Series B preferred stock if it is required to redeem the Series C preferred stock. Accordingly, as of December 31, 2011, the redemption value of the preferred shares and the related accrued dividends are presented as temporary equity under the caption Redeemable preferred stock in the Condensed Consolidated Balance Sheet in accordance with the rules of the Securities and Exchange Commission. At December 31, 2011, the company has accrued dividends in the amount of $17,500 which remain unpaid.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

12.	Shareholder’s Equity

The changes in shareholders’ equity for the six months ended December 31, 2011 are summarized as follows (in thousands):

	Common Stock	Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, June 30, 2011	$46	$172,786	$(168,358)	$4,474

Preferred stock dividends			(188)	(188)
Share-based compensation expense		139		139
Issuance of common stock, net	6	3,614		3,620
Exercise of stock options		3		3
Restricted shares issued for services		53		53
Issuance of warrants for services		5		5
Shares isued for business acquisition	2	1,205		1,207
Net loss			(3,579)	(3,579)

Balance, December 31, 2011	$54	$177,805	$(172,125)	$5,734

During the six months ended December 31, 2011 there were 4,460 stock options and no common stock warrants exercised.

13.	Commitments and Contingencies

On January 6, 2012, Express MD Solutions LLC, a subsidiary of the company, was served with a summons and complaint in a purported patent infringement lawsuit filed by Robert Bosch Healthcare Systems, Inc. (“Plaintiff”) against Express MD Solutions LLC, in the U.S. District Court for the Northern District of California, Case No. 5:12-cv-00068-PSG. The complaint alleges that the Express MD Solutions’ “Electronic House Call” product infringes one or more claims of certain patents allegedly owned by the Plaintiff. Plaintiff is seeking injunctive relief, damages, punitive damages, interest, and other costs and expenses. Express MD Solutions filed an answer to the complaint on January 27, 2012 and asserted counterclaims seeking declarations that the patents are invalid and not infringed. We believe that we have strong defenses to Plaintiff’s allegations and we intend to vigorously defend the litigation. In addition, we intend to exercise our rights of set-off and indemnification as against EncounterCare Solutions, Inc. and the co-licensor to us of the patents in issue. Based on the facts of which we are currently aware, management believes that this matter will not have a material adverse effect on our financial position, results of operations, or cash flows. However, this matter is subject to inherent uncertainties and management’s assessment may change in the future.

We are not currently engaged in any other litigation which would be anticipated to have a material adverse effect on our financial position, results of operations or cash flows.

We have entered into employment agreements with our chief executive officer and chief financial officer that specify the executive’s current compensation, benefits and perquisites, the executive’s entitlements upon termination of employment, and other employment rights and responsibilities.

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2011, we are not aware of any obligations under such indemnification agreements that would require material payments.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

14.	Income Taxes

The company continues to fully recognize its tax benefits which are offset by a valuation allowance due to the uncertainty that the deferred tax assets will be realized. We will continue to evaluate the realizability of our net deferred tax assets and may record additional benefits in future earnings if we determine the realization of these assets is more likely than not.

15.	Other Income

Other income consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Interest income	$2	$—	$2	$7
Rental income	—	—	—	7
Net gain from sale of non-core assets	—	—	—	351

Total other income	$2	$—	$2	$365

16.	Fair Value Measurements

The company measures fair value for financial assets and liabilities in accordance with the provisions of the accounting guidance regarding fair value measurements. The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1:	Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2:	Inputs other than quoted prices for identical assets or liabilities that are observable for the asset or liability, either directly or indirectly.

•	Level 3:	Significant unobservable inputs.

The company’s assets subject to fair value measurements as of December 31, 2011 and June 30, 2011 are as follows (in thousands):

	Fair Value Measurements
	Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
December 31, 2011
Current marketable securities - available for sale	$210	$210	$—	$—

Total	$210	$210	$—	$—

June 30, 2011
Current marketable securities - available for sale	$980	$980	$—	$—

Total	$980	$980	$—	$—

For the six months ended December 31, 2011 and 2010, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

17.	Accounting Standards Adopted in Fiscal 2012

The company has not adopted any new FASB Accounting Standards Updates (ASU) during fiscal 2012 and, accordingly, there has been no impact on the company’s results of operations or financial position.

18.	Private Placement

On October 12, 2010, the company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with selected institutional and accredited investors (the “Investors”) to sell and issue $5.0 million of units of its securities in a private placement under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder (the “Private Placement”). In the aggregate, the company agreed to sell 1,250,000 units of securities, at a price of $4.00 per unit, with the units consisting of a total of 7,500,000 shares of common stock, 1,250,000 shares of Series C 15% convertible redeemable preferred stock (discussed more fully in Note 11), and warrants to purchase an additional 6,250,000 shares of common stock (the “Warrants”). Each individual unit consists of six shares of common stock, one share of preferred stock and five warrants. The transaction closed on October 13, 2010 and the company received net proceeds from the Private Placement of approximately $4.46 million after the deduction of offering expenses.

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

On October 7, 2011, the company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with C.K. Cooper & Co., Inc. (“CKCC”) and an Engagement Agreement (the “Engagement Agreement”) with Rodman & Renshaw LLC (“Rodman”) whereby it engaged them as co-placement agents (the “Placement Agents”) relating to a registered direct offering by the Company to select investors. In addition, as of October 7, 2011, the company entered into a securities purchase agreement with certain institutional and/or accredited investors pursuant to which the company agreed to sell an aggregate of 5,874,998 shares of its common stock, par value $0.001 per share and warrants to purchase a total of 2,937,497 shares of common stock (the “Warrants”) to the investors for gross proceeds of $4.1 million. The purchase price of a share of common stock and Warrant is $0.70. The Warrants will be exercisable for a period of four years commencing on the six month anniversary of the date on which they are issued and will have an initial exercise price of $1.00 per share. The exercise price of the Warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The value of these warrants using the Black Scholes option pricing model was approximately $1.83 million. The transaction closed on October 13, 2011 and the net proceeds to the company, after deducting placement agent fees and expenses and the company’s offering expenses, were approximately $3.6 million.

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

Overview

Authentidate Holding Corp. (Authentidate or the company) is a provider of secure web-based software applications and telehealth products and services that enable healthcare organizations to coordinate care for patients and enhance related administrative and clinical workflows. Authentidate and its subsidiaries provide products and services that address a variety of business needs for our customers, including enabling healthcare organizations to increase revenues, improve productivity, enhance patient care and reduce costs by eliminating paper and manual work steps from clinical, administrative and other processes and enhancing compliance with regulatory requirements. Our web-based services are delivered as Software as a Service (SaaS) to our customers interfacing seamlessly with billing and document management systems. These solutions incorporate multiple features and security technologies such as rules based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient monitoring capabilities. Both web and fax-based communications are integrated into automated, secure and trusted workflow solutions. Our ExpressMD™ telehealth solutions provide in-home patient vital signs monitoring systems and services to improve care for patients with chronic illnesses and reduce the cost of care by delivering results to their healthcare providers via the Internet. Our solutions enable unattended measurements of patients’ vital signs and related health information and are designed to aid wellness and preventative care and deliver better care to specific patient segments who require regular monitoring of medical conditions. Healthcare providers can easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans securely via the Internet. The service provides a combination of care plan schedule reminders and comprehensive disease management education as well as intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Healthcare providers and health insurers are also expected to benefit by having additional tools to improve patient care, and reduce overall in-person and emergency room patient visits.

Authentidate currently operates its business in the United States with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. The business is engaged in the development and sale of web-based services largely based on our Inscrybe® platform and related capabilities and our ExpressMD telehealth products and services. In recent years we have focused our efforts on developing and introducing solutions for use in the healthcare information technology industry. We believe there are several factors that will be favorable for the healthcare information technology industry in the near future, despite lingering weakness in the global economy. Because healthcare information technology solutions play an important role in healthcare by improving safety, efficiency and reducing cost, they are often viewed as more strategic than other capital purchases. Most United States healthcare providers also recognize that they must invest in healthcare information technology to meet regulatory, compliance and government reimbursement requirements and incentive opportunities. In addition, government agencies, as well as politicians and policymakers appear to agree that the growing cost of our healthcare system is unsustainable. Leaders of both political parties recognize that the intelligent use of information systems will improve health outcomes and, correspondingly, drive down costs. The broad recognition that healthcare information technology is essential to help control healthcare costs and improve quality contributed to the inclusion of healthcare information technology incentives in the American Recovery and Reinvestment Act (ARRA). The ARRA and accompanying Health Information Technology for Economic and Clinical Health (HITECH) provisions include more than $35 billion in incentives for healthcare organizations to modernize operations through “meaningful use” of healthcare information technology. We believe that these incentives are contributing to increased demand for healthcare information technology solutions and services in the United States.

Another element in the United States marketplace is the recently passed healthcare reform legislation. We believe the legislation, which promises to drive insurance coverage to an estimated 32 million additional consumers, could have many second order effects on our customers. For example, healthcare providers may face increased volumes that could create capacity constraints, and they may find it challenging to profitably provide care at the planned reimbursement rates under the expanded coverage models. We also expect additional compliance and reporting challenges for our customers in the areas of pay-for-quality, coding requirements, and waste, fraud and abuse measures. We believe the above factors create strong incentives for providers to maximize efficiency and create the need for additional investments in healthcare information technology solutions and services. Thus, while the current economic environment has impacted our business, we believe the fundamental value proposition of healthcare information technology remains strong and that the healthcare information technology industry will likely benefit as healthcare providers and governments continue to recognize that these solutions and services contribute to safer, more efficient healthcare.

We have experienced net losses and negative cash flow from operating activities while we have been focused on developing new products and services, hiring management, refining our business strategies and repositioning our businesses for growth. Although we believe we are well positioned for such growth, we expect to continue to generate net losses and negative cash flow for the foreseeable future as we seek to expand our potential markets and generate increased revenues. See “Liquidity and Capital Resources”. As described in greater detail in Notes 6,7,18 and 19 of Notes to Condensed Consolidated Financial Statement, in July 2010, we closed on the sale of certain non-core assets from which we received net proceeds of approximately $2.35 million, in October 2010, we completed a private placement of our securities from which we received net proceeds of approximately $4.46 million, in April 2011, we completed the sale of all of the shares of capital stock of our wholly-owned subsidiary, Authentidate International AG from which we received net proceeds of approximately $1.3 million and in October 2011 we completed a registered direct offering with certain institutional and/or accredited investors from which we received net proceeds of approximately $3.62 million. As discussed in more detail in Note 8 of Notes to Condensed Consolidated Financial Statements, on November 21, 2011 we completed a definitive joint venture termination agreement with our joint venture partner, EncounterCare Solutions, Inc. (Seller), whereby our joint venture relationship was terminated and ExpressMD Solutions became a wholly-owned subsidiary of the company. We also entered into a worldwide, perpetual, irrevocable, royalty-free, non-exclusive license to use the intellectual property of the Seller and an affiliated company to continue to commercialize and develop our ExpressMD telehealth products and services. In connection with these transactions we agreed to pay the Seller $1.0 million in cash of which $0.525 million was paid through closing, $0.20 million is due on April 1, 2012 and $0.275 million is due on October 1, 2012. We also issued 1.5 million shares of our common stock to the Seller. The company paid the cash consideration from cash on hand and issued the shares of common stock out of its authorized but unissued shares.

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

During this period we have also advanced the development of our ExpressMD™ telehealth service offerings and continued to refine the capabilities of our patient vital signs monitoring appliance. Since receiving 510(k) clearance from the FDA for the monitoring appliance in April 2009, we have been implementing our manufacturing and sales plans for ExpressMD™ and have started to deploy units and services with customers. During fiscal 2011 we introduced the ExpressMD Interactive Voice Response (IVR) service and on April 11, 2011, Authentidate announced that it had received a contract from the U.S. Department of Veterans Affairs (the “VA”) pursuant to which the company was selected as a supplier to the VA for its Telehealth Program for home telehealth solutions. The award is for a national contract and under this agreement the company will market its telehealth solutions to VA facilities throughout the country. The agreement consists of a one year base period that commenced May 15, 2011 and four option years, which are at the VA’s sole discretion. During the contract period, the company will be committed to provide, subject to purchase orders from VA facilities, telehealth devices and certain associated software solutions. There is no minimum purchase requirement under the contract. The agreement has an estimated maximum potential value of approximately $122.0 million, assuming all contract extensions are exercised by the VA and the maximum quantity of units are purchased by VA facilities. There can be no assurance that the VA will exercise any of the option periods under the agreement nor can the company provide any assurances as to the actual amount of products and solutions, if any, that may ultimately be purchased by VA facilities under the agreement.

The company had offered its proprietary content authentication technology in the form of the USPS Electronic Postmark® (USPS EPM®). However, the company’s contract with the United States Postal Service® (USPS®) for the use of the USPS EPM® brand was allowed to expire as of December 31, 2010, in accordance with its terms. The USPS and the company continue to work towards effecting a smooth transition from the USPS EPM brand. In March, 2011, the company began to market its content authentication services as AuthentiProof™. The company will continue to provide customers with uninterrupted content authentication and time and date stamping services as it transitions from the USPS brand to the Authentidate brand.

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

A critical accounting estimate is based on judgments and assumptions about matters that are uncertain at the time the estimate is made. Different estimates that reasonably could have been used or changes in accounting estimates could materially impact our financial statements. We believe that the policies described below represent our critical accounting policies, as they have the greatest potential impact on our consolidated financial statements. However, you should also review our Summary of Significant Accounting Policies beginning on page F-7 of Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

Revenue Recognition

Revenue is derived from web-based hosted software services, telehealth products and post contract customer support services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectability is reasonably assured. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered items in the arrangement; if the arrangement includes a general right of return relative to the delivered items, and delivery or performance of the undelivered item is considered probable and substantially in our control. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement. If these criteria are met, we allocate total revenue among the elements based on the sales price of each element when sold separately which is referred to as vendor specific objective evidence or VSOE.

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

Share-Based Compensation

We apply the accounting guidance regarding stock compensations to account for employee and director stock compensation. Share-based compensation expense is determined using the Black-Scholes option pricing model which values options based on the stock price at the grant date, the exercise price of the option, the expected life of the option, the estimated volatility, expected dividend payments and the risk-free interest rate over the expected life of the options.

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

The Black-Scholes option-pricing model requires the input of highly subjective assumptions. Because the company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of share-based compensation for employee and director stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation as circumstances change and additional data becomes available over time, which may result in changes to these assumptions and methodologies. Such changes could materially impact the company’s fair value determination.

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

Results of Operations

Three months and six months ended December 31, 2011 compared to three months and six months ended December 31, 2010

Revenues were $661,000 for the quarter ended December 31, 2011 compared to $723,000 for the prior year period. These results reflect lower revenues from our hosted software services due primarily to the acquisition of one of our customers and the related contract expiration and lower revenues from our telehealth products and services due to the timing of product shipments. Revenues for the six months ended December 31, 2011 were $1,412,000 compared to $1,428,000 for the prior year period reflecting an increase in revenue from our telehealth products and services offset by lower revenues for our hosted software services as discussed above.

Cost of revenues decreased to $502,000 for the quarter ended December 31, 2011 compared to $531,000 for the same period in the prior year. This decrease is due primarily to lower hosting and license fees for our hosted software services. Cost of revenues for the six months ended December 31, 2011 were $1,050,000 compared to $1,056,000 for the prior year period reflecting lower hosting and license fees for our hosted software services offset by cost of revenues related to higher telehealth product revenues.

Selling general and administrative (SG&A) expenses decreased to $1,385,000 for the quarter ended December 31, 2011 compared to $1,437,000 for the prior year period. The decrease is due primarily to a payroll tax credit which was partly offset by higher selling expenses, special shareholder meeting expenses and stock option expenses. SG&A expenses for the six months ended December 31, 2011 were $3,078,000 compared to $2,909,000 for the prior year period reflecting the same trends as the quarter.

Product development expenses were $209,000 for the quarter ended December 31, 2011 compared to $203,000 for the prior year period. Product development expenses for the six months ended December 31, 2011 were $417,000 compared to $405,000 for the prior year period. Product development expenses fluctuate period to period based on the amounts capitalized. Total spending for the periods, including capitalized amounts, was comparable as no amounts were capitalized for the periods. The increase for the current periods is due to higher stock option expenses.

Depreciation and amortization expense was $231,000 for the quarter ended December 31, 2011 compared to $284,000 for the prior year period. This change is due primarily to a decrease in amortization of capitalized software. For the six months ended December 31, 2011 depreciation and amortization expense was $448,000 compared to $566,000 for the prior year period reflecting the same trends as the quarter.

Interest and other income was $2 for the quarter ended December 31, 2011 compared to $0 for the prior year period. For the six months ended December 31, 2011 interest and other income was $2 compared to $365,000 for the prior year period which reflects a gain on the sale of certain non-core assets of approximately $351,000 and interest and rental income related to the non-core assets.

Net loss from continuing and discontinued operations for the quarter ended December 31, 2011 was $1,664,000, or $0.03 per share, compared to $7,275,000, or $0.16 per share, for the prior year period. The decrease in net loss for the quarter reflects the lower revenues and lower expenses discussed above. The net loss for the prior year period includes a loss on the sale of our German subsidiary, including a non-cash goodwill impairment charge of approximately $5.4 million. For the six months ended December 31, 2011 net loss was $3,579,000, or $0.08 per share, compared to $8,872,000, or $0.22 per share, for the prior year. The net loss for the current period reflects the same trends as the quarter. The net loss for the prior year period reflects the loss from discontinued operations discussed above offset in part by a gain on the sale of certain non-core assets.

Liquidity and Capital Resources

Overview

Our operations and product development activities have required substantial capital investment to date. Our primary sources of funds have been the issuance of equity and the incurrence of third party debt. In February 2004, we sold 5,360,370 common shares in private placements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506, promulgated thereunder and received net proceeds of approximately $69,100,000 after payment of offering expenses and broker commissions. The proceeds received from this financing have been used to provide funding for our operations and product development activities. In addition, we completed a $3,400,000 registered direct offering of shares of common stock and warrants in December 2009 and received net proceeds of approximately $3,500,000 from this financing and the related warrant exercises. As described in greater detail in Notes 6, 7, 18 and 19 of Notes to Condensed Consolidated Financial Statements, in July 2010 we completed the sale of certain non-core assets and received net proceeds of approximately $2,350,000, in October 2010 the company completed the sale of $5,000,000 of its securities to institutional and accredited investors in a private placement transaction under Section 4(2) of the Securities Act of 1993, as amended, and Rule 506 of Regulation D, promulgated thereunder and received net proceeds of approximately $4,460,000 from this transaction, in April 2011 the company completed the sale of all of the shares of capital stock of its wholly-owned subsidiary, Authentidate International AG (“Authentidate International”) to Exceet Group, AG, a Swiss corporation and received net proceeds of approximately $1,300,000 and on October 7, 2011 the company entered into agreements pursuant to which it sold 5,874,998 shares of our common stock and 2,937,497 warrants to purchase shares of our common stock to institutional and/or accredited investors in a registered direct offering from which we received net proceeds of approximately $3,620,000. We are using the proceeds from these transactions for working capital and general corporate purposes, including supporting the rollout of our ExpressMD™ telehealth products and services.

For the six months ended December 31, 2011, expenditures for data center equipment and other assets totaled approximately $248,000, expenditures for software licenses totaled approximately $30,000 and expenditures for the business acquisition discussed above amounted to $525,000. We also recorded a payable of $475,000 in accounts payable and accrued expenses for the balance due on the acquisitions. We have developed and intend to continue to develop new applications to grow our business and address new markets.

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

In December 2011, at a special meeting of stockholders, our stockholders approved an amendment to our Amended Certificate of Incorporation to increase our authorized shares of common stock from 75,000,000 to 100,000,000 in order to provide us greater flexibility in considering our potential business needs.

Cash Flows

At December 31, 2011, cash, cash equivalents and marketable securities amounted to approximately $2,075,000 and total assets at that date were $12,840,000. Since June 30, 2011 cash, cash equivalents and marketable securities decreased approximately $349,000 reflecting the issuance of company securities offset by cash used principally to fund operating losses, product development activities, the business acquisition discussed above, changes in working capital and capital expenditures during the six months ended December 31, 2011. Cash used for the period includes investments in data center and related infrastructure equipment of approximately $248,000, the prepayment of certain insurance premiums and maintenance contracts and the aforementioned acquisition. We expect to continue to use cash to fund operating losses, changes in working capital, product development activities, and capital expenditures for the foreseeable future.

Net cash used by operating activities for the six months ended December 31, 2011 was approximately $3,133,000 compared to $4,071,000 for the prior year period. This change reflects our cost management activities.

Net cash used by investing activities, excluding purchases and sales of marketable securities, was $803,000 for the six months ended December 31, 2011 compared to a net cash provided of $2,331,000 for the prior year period. This change reflects the business acquisition discussed above for the current period compared to proceeds from the sale of non-core assets discussed above in the prior year.

Net cash provided by financing activities for the six months ended December 31, 2011 was approximately $3,587,000 compared to $4,402,000 for the prior year period. These amounts reflect net proceeds from the registered direct offering in fiscal 2012 and the private placement in fiscal 2011 discussed above, less the payment of preferred stock dividends.

Cash flows from discontinued operations were not significant for the prior year period.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits, product development activities, business acquisitions, capital expenditures and telehealth activities. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings. As mentioned in the “Overview section”, we believe that the company will benefit from the federal government healthcare reforms and industry trends focused on automation and cost reduction. For the three and six months ended December 31, 2011 the company incurred a net loss of $1,664,000 and $3,579,000, respectively. As of December 31, 2011 cash, cash equivalents and marketable securities were $2,075,000, the company had working capital for continuing operations of $4,247,000 an accumulated deficit of $172,125,000 and total shareholders’ equity of $5,734,000. These conditions indicate that the company may be unable to continue as a going concern. Based on our business plan, we expect our existing resources, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, these resources may not be sufficient if we are required to redeem our outstanding shares of Series B and Series C preferred stock within the next 12 months and we intend to attempt to renegotiate the terms of such securities. No assurances can be given, however, that we will be able to attain sales levels and support our costs through revenues derived from operations, generate sufficient cash flow to satisfy our other obligations or successfully modify the terms of our preferred securities. In addition, there can be no assurance that the company will be successful in raising additional capital, or securing financing when needed or on terms satisfactory to the company. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised through the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition.

Our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	our relationships with suppliers and customers;

•	the market acceptance of our software and services;

•	the levels of promotion and advertising that will be required to launch our new offerings and achieve and maintain a competitive position in the marketplace;

•	price discounts on our products and services to our customers;

•	our pursuit of strategic transactions;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the level of accounts receivable and inventories, if any, that we maintain;

•	capital improvements to new and existing facilities;

•	whether we are required to redeem our outstanding shares of preferred stock;

•	technological advances; and

•	our competitors’ response to our offerings.

Financing Activities

Except as discussed above, we have not engaged in any external financing activities in fiscal 2012 and 2011.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of December 31, 2011, no shares of the Series B preferred stock have been redeemed.

In connection with our private placement of securities in October 2010, we entered into a Securities Purchase Agreement with selected institutional and accredited investors to sell and issue $5.0 million of units of our securities. In the aggregate, we agreed to sell 1,250,000 units of securities, at a price of $4.00 per unit, with the units consisting of a total of 7,500,000 shares of common stock, 1,250,000 shares of Series C 15% Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”), and warrants to purchase an additional 6,250,000 shares of common stock at an exercise price of $0.70 per share. We received net proceeds at the closing of approximately $4.46 million after the deduction of offering expenses. In connection with this transaction, we filed with the Secretary of State of Delaware a Certificate of Designations, Preferences and Rights and Number of Shares of Series C 15% convertible redeemable preferred stock, or the Series C Designation. The Series C Designation provides for the mandatory redemption of all outstanding shares of Series C preferred stock upon their stated maturity date, which is April 12, 2012, the 18 month anniversary of the original issue date, unless prior to such date, our shareholders approve the conversion of the shares of Series C preferred stock into shares of our common stock. If we are required to redeem the shares of Series C preferred stock, we will be required to pay to the holders of the shares of Series C preferred stock a total redemption price equal to 102.5% of the stated value of the Series C shares, plus dividends, which would be $2,500,000. In addition, if at the maturity date of the Series C preferred stock, any shares of our Series B preferred stock remain outstanding, we will be required to redeem all such outstanding shares of Series B preferred stock immediately prior to the redemption of the Series C preferred stock. There are currently 28,000 shares of Series B preferred stock outstanding and the total redemption payment for the Series B preferred stock is equal to $700,000 plus any accrued, but unpaid dividends thereon as of such redemption date. Accordingly, the redemption of these securities may have an adverse effect on our cash position. To date, our stockholders have not approved the conversion of the Series C Preferred Stock. As described above, the company intends to seek to modify the terms of the Series C preferred shares so that the company would not be required to redeem such securities on April 12, 2012. However, no assurances can be given we will be able to modify the terms of these securities.

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

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of December 31, 2011 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years
Total operating leases	$2,603	$512	$1,536	$555

On February 4, 2011, we entered into agreements with each of our chief executive officer and chief financial officer in order to continue the compensation modification program implemented in February 2010. Pursuant to these agreements, both officers agreed to continue the reduction in their base salary to 85% of their original base salary until such time as the company achieves “cash flow breakeven” as measured through the fiscal quarter ending September 30, 2012. Pursuant to these continuation agreements, the term “cash flow breakeven” was modified from the definition adopted when we originally implemented this program and is now defined to mean that the company has achieved positive cash flow from operations for two consecutive fiscal quarters ending no later than the end of the fiscal quarter ending September 30, 2012, determined by reference to the revenues and other amounts received by the company from its operations. The term “cash flow from operations”, however, shall not include (a) amounts received from the sale, lease or disposition of (i) fixed or capital assets, except for amounts received in the ordinary course of business; or (ii) any subsidiary company; (b) capital expenditures; (c) interest income and expense; and (d) other non-operating items as determined in accordance with generally accepted accounting principles in the United States as consistently applied during the periods involved. In consideration for these agreements, we granted these officers options to purchase such number of shares of common stock as is equal to 15% of their base salary. Accordingly, we granted our chief executive officer 43,500 options and granted our chief financial officer 39,000 options. The options were granted under the company’s 2010 Employee Stock Option Plan, are exercisable for a period of 10 years at a per share exercise price of $0.44 and shall only vest and become exercisable upon either the date determined that the company achieves cash flow breakeven, as defined above, or in the event of a termination of employment either without “cause” or for “good reason”, as such terms were defined in the employment agreements we previously entered with each such officer.

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

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2011, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

In June 2011 the FASB issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. In December 2011 the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update N0. 2011-05, to defer the effective date for the part of ASU 2011-05 that would require adjustments of items out of accumulated other comprehensive income to be presented on the components of both net income and other comprehensive income in financial statements until FASB can adequately evaluate the costs and benefits of this presentation requirement. We are currently evaluating the impact of these standards on our consolidated financial statements.

In December 2011 the FASB issued Accounting Standards Update (ASU) 2011-11 “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities” which requires disclosure of net and gross positions in covered financial instruments which are (1) offset in accordance with ASC Sections 210-20-45 or 815-10-45, or (2) subject to an enforceable netting or other similar arrangement. The new disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013 and will be required for all prior comparative periods presented. We are currently evaluating the impact of this standard on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have approximately $210,000 invested in short-term investments as of December 31, 2011. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At December 31, 2011, our unrestricted cash and marketable securities totaled approximately $2,075,000, of which approximately $210,000 was invested in money market investments. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses. For more information on our investments see Note 5 of Notes to the Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

On January 6, 2012, Express MD Solutions LLC, a subsidiary of the company, was served with a summons and complaint in a purported patent infringement lawsuit filed by Robert Bosch Healthcare Systems, Inc. (“Plaintiff”) against Express MD Solutions LLC, in the U.S. District Court for the Northern District of California, Case No. 5:12-cv-00068-PSG. The complaint alleges that the Express MD Solutions’ “Electronic House Call” product infringes one or more claims of certain patents allegedly owned by the Plaintiff. Plaintiff is seeking injunctive relief, damages, punitive damages, interest, and other costs and expenses. Express MD Solutions filed an answer to the complaint on January 27, 2012 and asserted counterclaims seeking declarations that the patents are invalid and not infringed. We believe that we have strong defenses to Plaintiff’s allegations and we intend to vigorously defend the litigation. In addition, we intend to exercise our rights of set-off and indemnification as against EncounterCare Solutions, Inc. and the co-licensor to us of the patents in issue. Based on the facts of which we are currently aware, management believes that this matter will not have a material adverse effect on our financial position, results of operations, or cash flows. However, this matter is subject to inherent uncertainties and management’s assessment may change in the future.

We are also subject to claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

We incurred net losses of approximately $12,555,000, including a loss of approximately $5,769,000 related to discontinued operations for our former German subsidiary, $9,005,000 and $9,367,000 for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. We also had a net loss of $3,579,000 for the six months ended December 31, 2011 and had an accumulated deficit of approximately $172,125,000 at December 31, 2011. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers or our ability to derive revenues from our joint venture. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we may not be profitable in any future period.

Our capital requirements have been significant and we may need to raise additional capital to finance our operations.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements and registered offerings of our securities and on short-term and long-term loans from lending institutions to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software, services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $6,465,000, $8,109,000 and $8,144,000 in cash for continuing operating activities for the fiscal years ended June 30, 2011, 2010 and 2009, respectively, and $3,133,000 for the six months ended December 31, 2011. Our available cash, cash equivalents and marketable securities as of December 31, 2011 totaled approximately $2,075,000. We expect our existing resources, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, these resources may not be sufficient if we are required to redeem our outstanding shares of Series B and Series C preferred stock within the next 12 months and we intend to attempt to renegotiate the terms of such securities in light of the fact the conversion of the Series C preferred shares has not been approved by our shareholders. No assurances can be given, however, that we will be able to attain sales levels and support our costs through revenues derived from operations, generate sufficient cash flow to satisfy our other obligations or successfully modify the terms of our preferred securities, or that the company will be able to continue as a going concern. If our available cash resources and projected revenue levels are not sufficient to sustain our operations, or otherwise meet our cash needs, we will need to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. There can be no assurance, however, that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially, which could have a material adverse effect on our business, financial condition and results of operations. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

•	our need to utilize a significant amount of cash to support research and development activities and to make incremental investments in our organization;

•	our ability to achieve targeted gross profit margins and cost management objectives;

•	our ability to reach break-even or profitability;

•	the extent to which we consolidate our facilities and relocate employees and assets;

•	the success of our sales and marketing efforts;

•	our potential need to redeem our outstanding shares of preferred stock;

•	the extent and terms of any development, marketing or other arrangement,; and

•	changes in economic, regulatory or competitive conditions, including the current financial crisis.

Our revenues may be affected by changes in technology spending levels.

In the past, unfavorable or uncertain macroeconomic conditions and reduced global technology spending rates have adversely affected the markets in which we operate. Current economic conditions and uncertainty about the recovery could reduce the demand for our products and negatively impact revenues and operating profit. We are unable to predict changes in general macroeconomic conditions and when global spending rates will be affected. Furthermore, even if spending rates increase, we cannot be certain that the market for our products and solutions will be positively impacted. If there are future reductions in spending rates, or if spending rates do not increase, our revenues, operating results and financial condition may be adversely affected.

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

In July 2007, we entered into a new three-year license agreement with the U.S. Postal Service® (USPS) to act as a non-exclusive authorized service provider of the USPS Electronic Postmark® (EPM). Pursuant to this license agreement, the USPS granted the company a non-exclusive, worldwide license to use its applicable trademarks and other intellectual property rights for the EPM service in order to enable us to offer the EPM service directly to the market. The USPS defined and maintained the technical and operational standards for the EPM service, and served as backup verifier for all EPM transactions. Authentidate was the first provider to be authorized in a new standards-based EPM service model created by the USPS to help ensure performance standards and facilitate the development of a multi-provider environment. We operated the EPM service on behalf of the USPS since March 2003, under a strategic alliance agreement that expired on July 31, 2007. This license agreement was effective as of August 1, 2007 and had been extended through December 2010. However, the license agreement was allowed to expire as of December 31, 2010, in accordance with its terms. The USPS has notified the company that it hopes to develop a revised framework for the next generation of the USPS EPM and may revamp the program in the future. The USPS and the company continue to work towards ensuring a smooth transition from the USPS EPM brand. The company will continue to provide customers with uninterrupted content authentication and time and date stamping services utilizing its proprietary intellectual property rights as it transitions from the USPS brand to the Authentidate brand. In March, 2011, the company began to market its content authentication services as AuthentiProof™. In addition, this transition will not impact the performance or capabilities of our other products and solutions, including our suite of Incsrybe® offerings and the telehealth services provided through ExpressMD™ Solutions. In light of these developments, we may need to incur additional costs in order to commercialize this technology.

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

We have been in the past, and may become in the future, involved in legal proceedings. You should carefully review and consider the various disclosures we make in our reports filed with the SEC regarding legal matters that may affect our business. As described in greater detail above, our ExpressMD Solutions subsidiary was served with a summons and complaint in a purported patent infringement lawsuit filed by Robert Bosch Healthcare Systems, Inc. alleging that the ExpressMD Solutions’ “Electronic House Call” product infringes one or more claims of certain patents allegedly owned by the plaintiff. ExpressMD Solutions filed an answer to the complaint and asserted counterclaims seeking declarations that the patents are invalid and not infringed. We believe that we have strong defenses to plaintiff’s allegations and we intend to vigorously defend the litigation. However, civil and criminal litigation is inherently unpredictable and outcomes can result in excessive verdicts, fines, penalties and/or injunctive relief that affect how we operate our business. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. We cannot predict with certainty the outcome of any legal proceedings in which we become involved and it is difficult to estimate the possible costs to us stemming from any such matters. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations, financial position and cash flows.

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

We evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. As discussed more fully in Notes to Condensed Consolidated Financial Statements, on April 1, 2011 we completed the sale of our German subsidiary and information, including goodwill, related to such subsidiary has been presented as discontinued operations for all periods presented. In connection with the sale of the subsidiary, we recorded a non-cash loss of approximately $5,405,000 related to the goodwill recorded in connection with the acquisition of this subsidiary in 2002. The company initially recorded the estimated loss related to its German subsidiary as a non-cash goodwill impairment charge of $5,400,000 during the quarter ended December 31, 2010 based primarily on lowered expectations for growth in future revenues and cash flows, certain unsolicited market information regarding the business and uncertainty regarding the recovery in the market for comparable assets. As of December 31, 2011, we had approximately $50,000 of goodwill. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

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

There can be no assurance that customers and potential customers will accept from us new or updated software, services and other products. The future results of our business will depend, in significant part, on the success of our software, services or other product offerings. Current and potential customers may choose to use similar products and services offered by our competitors or may not purchase new or updated software, services or products, especially when they are initially offered and if they require changes in equipment or workflow. For software, services and products we are developing or may develop in the future, there can be no assurance that we will attract sufficient customers or that such offerings will generate sufficient revenues to cover their associated development, marketing and maintenance costs. Furthermore, there can be no assurance that any pricing strategy that we implement for any new software and services or other product offerings will be economically viable or acceptable to the target markets. Failure to achieve broad penetration in target markets with respect to new or updated software, services and product offerings could have a material adverse effect on our business prospects. Further, achieving market acceptance for new or updated software, services and product offerings is likely to require substantial marketing efforts and expenditure of significant funds to create awareness and demand by potential customers.

We do not have patents on all the technology we use, which could harm our competitive position.

Presently, we have one issued U.S. patent. We also have been granted a license to one issued U.S. patent and one pending patent application by Authentidate International AG. Some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate”, “Inscrybe,” and “Inscrybe Office” in the U.S., the trademark “Authentidate” in Canada, Mexico and the European Community, “Inscrybe” in the European Community and Canada, “Inscrybe Office,” and a number of other trademarks as Madrid Protocol international registrations. We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate, including for the trademark “AuthentiProof.” We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services. Other companies operating within our business segments may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how, much of which is maintained as trade secrets and there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce our rights under any patent.

In addition, with respect to our telehealth offerings, in connection with the termination of the joint venture our former joint venture partner and an affiliate licensed to us certain intellectual property assets to enable us to continue to commercialize and develop the ExpressMD Solutions remote patient monitoring products and services. Accordingly, our right to utilize any such intellectual property is subject to the terms of this agreement. Further, and similar to the intellectual property owned by us, there can be no assurance that the intellectual property licensed to us will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

We have investigated patents held by third parties of which we are aware and we believe that our products and services, including our telehealth offerings, do not infringe on the claims of these patents. However, we cannot provide any assurances that our products and services do not infringe upon any third party patents or violate the proprietary rights of others, including the patents we have investigated, and it is possible that such infringement or violation has occurred or may occur. As described in greater detail above, on January 6, 2012, our ExpressMD Solutions subsidiary was served with a summons and complaint in a purported patent infringement lawsuit filed by Robert Bosch Healthcare Systems, Inc. alleging that the ExpressMD Solutions’ “Electronic House Call” product infringes one or more claims of certain patents allegedly owned by the plaintiff. ExpressMD Solutions filed an answer to the complaint and asserted counterclaims seeking declarations that the patents are invalid and not infringed. We believe that we have strong defenses to plaintiff’s allegations and we intend to vigorously defend the litigation. In addition, we intend to exercise our rights of set-off and indemnification as against EncounterCare Solutions, Inc. and the co-licensor to us of the patents in issue.

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

Transactions for some of our hosted software and web-based service offerings may require customers to undertake customized installations to integrate the solutions into their legacy systems and require them to modify existing business practices. The period from our initial contact with a potential customer until the execution of an agreement is difficult to predict and can be in excess of six to twelve months. The sales cycles for these transactions can be long and unpredictable due to a number of uncertainties such as:

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

If we are unable to generate sufficient demand for our current telehealth product and services, we may not be able to recover our inventory and other investments. Further, modifications to our current telehealth product may require new marketing clearances or approvals or require us to cease marketing or recall the modified products until such clearances or approvals are obtained.

In connection with our manufacturing and sales plans for the ExpressMD™ Solutions telehealth service, we have purchased certain components and contract manufacturing services for the production of the monitoring appliance. Our ability to recover our investment in this venture, including in building inventories of our current telehealth products is subject to risks. If we are unable to generate sufficient demand for this product, we may not be able to recover our costs in acquiring these assets. As of December 31, 2011, total inventory was valued at approximately $4.5 million.

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

If our suppliers for our telehealth product fails to comply with the FDA’s Quality System Regulation, or QSR, and other applicable post market requirements, our manufacturing operations could be disrupted, our product sales and profitability could suffer, and we may be subject to a wide variety of FDA enforcement actions.

After a device is placed on the market, numerous regulatory requirements apply. We are subject to inspection and marketing surveillance by the FDA to determine our compliance with all regulatory requirements. Our failure to comply with applicable regulatory requirements could result in the FDA or a court instituting a wide variety of enforcement actions against us, including a public warning letter; a recall of products; fines or civil penalties; seizure or detention of our products; withdrawing 510(k) clearance already granted to us; and criminal prosecution. The manufacturing processes of some of our suppliers must comply with the FDA’s Quality System Regulation, or QSR, which governs the methods used in, and the facilities and controls used for, the design, testing, manufacture, control, quality assurance, installation, servicing, labeling, packaging, storage and shipping of medical devices. The FDA enforces the QSR through unannounced inspections. If one of our suppliers fails a QSR inspection, or if a corrective action plan adopted by a supplier is not sufficient, the FDA may bring an enforcement action, and our operations could be disrupted and our manufacturing delayed. We are also subject to the FDA’s general prohibition against promoting our products for unapproved or “off-label” uses, the FDA’s adverse event reporting requirements and the FDA’s reporting requirements for field correction or product removals. The FDA has recently placed increased emphasis on its scrutiny of compliance with the QSR and these other post market requirements. If we or one of our suppliers violate the FDA’s requirements or fail to take adequate corrective action in response to any significant compliance issue raised by the FDA, the FDA can take various enforcement actions which could cause our product sales and profitability to suffer.

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

The price of our common stock has been, and is likely to continue to be, volatile. Our stock price during the fiscal year ended June 30, 2011 traded as low as $0.38 per share and as high as $1.60 per share and during the six months ended December 31, 2011, our common stock traded within a range of $0.55 to $1.29. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

The average daily trading volume in our common stock for the twelve months ended December 31, 2011 was approximately 178,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

Additional financings could result in dilution to existing stockholders and otherwise adversely impact the rights of our common stockholders.

Additional financings that we may require in the future will dilute the percentage ownership interests of our stockholders and may adversely affect our earnings and net book value per share. In addition, we may not be able to secure any such additional financing on terms acceptable to us, if at all. We have the authority to issue additional shares of common stock and preferred stock, as well as additional classes or series of warrants or debt obligations which may be convertible into any one or more classes or series of ownership interests. We are authorized to issue 100 million shares of common stock and 5 million shares of preferred stock. Subject to compliance with the requirements of the NASDAQ Stock Market, such securities may be issued without the approval or other consent of our stockholders.

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

In connection with our recent private placement, we filed with the Secretary of State of Delaware a Certificate of Designations, Preferences and Rights and Number of Shares of Series C 15% convertible redeemable preferred stock, or the Series C Designation. The Series C Designation provides for the mandatory redemption of all outstanding shares of Series C preferred stock upon their stated maturity date on April 13, 2012, which is the 18 month anniversary of the original issue date, unless prior to such date, our shareholders approve the conversion of the shares of Series C preferred stock into shares of our common stock. If we are required to redeem the shares of Series C preferred stock, we will be required to pay to the holders of the shares of Series C preferred stock a total redemption price equal to 102.5% of the stated value of the Series C shares, plus dividends, which would be $2,500,000. Following our recent special meeting of shareholders held on December 21, 2011, our shareholders have declined to approve the conversion of the Series C preferred stock on three occasions. Consistent with our obligations under the purchase agreement entered into with the purchasers of the Series C preferred stock, we will call one or more additional meetings of our shareholders at which shareholders will again be requested to approve the conversion of the shares of Series C preferred stock. In addition, if at the maturity date of the Series C preferred stock, any shares of our Series B preferred stock remain outstanding, we will be required to redeem all such outstanding shares of Series B preferred stock immediately prior to the redemption of the Series C preferred stock. There are currently 28,000 shares of Series B preferred stock outstanding and the total redemption payment for the Series B preferred stock is equal to $700,000 plus any accrued, but unpaid dividends thereon as of such redemption date. Accordingly, the redemption of these securities may have an adverse effect on our cash position.

The number of shares of our common stock outstanding has increased substantially as a result of our recent financings, and the exercise or conversion of the warrants and shares of preferred stock issued in these transactions could result in further dilution to holders of our common stock.

Upon the closing of our private placement on October 13, 2010, we issued to a group of institutional and other accredited investors a total of 7,500,000 shares of our common stock, plus 1,250,000 shares of Series C preferred stock, which are convertible into an maximum of 6,125,000 shares of common stock at the initial conversion price of $0.40 (including all shares issuable in lieu of cash dividends for the 18 month term) and common stock warrants to purchase a total of 6,250,000 additional shares of common stock. In addition, in connection with the registered direct offering of common stock and warrants we announced on October 7, 2011, we sold an additional 5,874,998 shares of common stock and warrants to purchase 2,937,497 shares of common stock. The issuance of these securities resulted in substantial dilution to stockholders who held our common stock prior to such transactions. For example, the shares issued in our 2011 financing represented approximately 11.3% of our outstanding common stock after the offering, without giving effect to the exercise of the warrants. Further, the conversion of the shares of Series C preferred stock and exercise of warrants issued in the 2010 private placement may result in further dilution to the holders of our common stock. Further, as of December 31, 2011, the number of shares issued to the purchasers in this private placement and warrants exercised to date represents approximately 14.4% of our outstanding common stock, without giving effect to the conversion of the shares of Series C preferred stock or the exercise of the outstanding common stock warrants. The conversion of the shares of Series C preferred stock is subject to the approval of our stockholders in accordance with applicable Nasdaq requirements and under the purchase agreement with the investors, we are obligated to seek stockholder approval for the conversion of the shares of Series C preferred stock. As mentioned above, our stockholders have not approved such conversion. These stockholders, if acting together, may have significant influence over the outcome of any stockholder vote, other than any proposal to approve the conversion of such shares, including the election of directors and other significant business matters that require stockholder approval. Such other significant business matters could include, for example, the approval of mergers or other business combination transactions. The sale of these shares of common stock and any conversion of the shares of preferred stock and exercise of warrants (subject to shareholder approval, as discussed above) may adversely affect the market price of our common stock and our stock price may decline substantially.

The exercise of our outstanding options and warrants, or conversion of our outstanding shares of convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of December 31, 2011, the following options and warrants were outstanding:

•

Stock options to purchase 4,750,000 shares of common stock at exercise prices ranging from $0.39 to $6.61 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $2.17 per share. These stock options are employee and non-executive director options.

•	Warrants to purchase 9,757,000 shares of common stock with a weighted average exercise price of $0.82 per share.

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

Except as previously reported and as described elsewhere in this Quarterly Report on Form 10-Q, we did not sell unregistered securities during the quarter ended December 31, 2011.

During the quarter ended December 31, 2011, we issued an aggregate of 32,229 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our Board of Directors pursuant to our 2001 Non-Executive Director Stock Option Plan, as amended. Such shares were issued for service on our board during the quarter ended September 30, 2011. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

In January 2012, we issued an aggregate of 47,703 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our Board of Directors pursuant to our 2011 Omnibus Equity Incentive Plan. Such shares were issued for service on our board during the quarter ended December 31, 2011. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the six months ended December 31, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference. A management contract or compensation plan or arrangement is indicated with (*).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith

2.1	Joint Venture Termination Agreement dated November 21, 2011 §	8-K	11/28/11	2.1

4.1	Form of Warrant issued to investors	8-K	10/12/11	4.1

10.1	Placement Agency Agreement by and between Authentidate Holding Corp. and C.K. Cooper & Co., Inc., dated as of October 7, 2011	8-K	10/12/11	1.1

10.2	Engagement Agreement by and between Authentidate Holding Corp. and Rodman & Renshaw, LLC, dated as of October 7, 2011	8-K	10/12/11	1.2

10.3	Form of Securities Purchase Agreement dated as of October 7, 2011	8-K	10/12/11	10.1

10.4	Intellectual Property License and Supply Agreement dated November 21, 2011 §	8-K	11/28/11	10.1

10.5	Registration Rights Agreement dated November 21, 2011	8-K	11/28/11	10.2

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1	The following financial information from the Authentidate Holding Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011, formatted in XBRL (eXtensible Business				X

Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
§	Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

February 9, 2012	/s/ O’Connell Benjamin
Date	O’Connell Benjamin
Chief Executive Officer

/s/ William A. Marshall
William A. Marshall
Chief Financial Officer & Treasurer