Form 10-Q
period 2012-03-31
AUTHENTIDATE HOLDING CORP
filed 2012-05-10
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 4, 2012
Common Stock, $0.001 par value per share	53,998,611 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

( in thousands, except per share data )	March 31, 2012 (Unaudited)	June 30, 2011

Assets
Current assets
Cash and cash equivalents	$3,550	$1,444
Restricted cash	256	256
Marketable securities	210	980
Accounts receivable, net	418	423
Inventory	4,404	4,569
Prepaid expenses and other current assets	1,498	557

Total current assets	10,336	8,229
Property and equipment, net	861	680
Other assets
Software development costs, net	302	695
Licenses, net	2,270	65
Other assets	1,120	1,166

Total assets	$14,889	$10,835

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other liabilities	$3,679	$3,198
Senior secured notes, net of unamortized discount	2,317	—
Deferred revenue	86	92

Total current liabilities	6,082	3,290
Long-term deferred revenue	140	140

Total liabilities	6,222	3,430

Commitments and contingencies (Note 14)
Redeemable preferred stock	3,157	2,931
Shareholders’ equity
Common stock, $.001 par value; 100,000 shares authorized, 53,802 and 46,323 issued and outstanding on March 31, 2012 and June 30, 2011, respectively	54	46
Additional paid-in capital	179,690	172,786
Accumulated deficit	(174,234)	(168,358)

Total shareholders’ equity	5,510	4,474

Total liabilities, redeemable preferred stock and shareholders’ equity	$14,889	$10,835

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share data)	2012	2011	2012	2011

Revenues
Hosted software services	$635	$709	$1,921	$2,087
Telehealth products and services	129	20	255	70

Total revenues	764	729	2,176	2,157
Operating expenses
Cost of revenues	638	452	1,688	1,509
Selling, general and administrative	1,527	1,476	4,605	4,387
Product development	227	213	644	617
Depreciation and amortization	292	289	740	855

Total operating expenses	2,684	2,430	7,677	7,368

Operating loss	(1,920)	(1,701)	(5,501)	(5,211)
Other (expense) income, net	(98)	—	(96)	365

Loss from continuing operations	(2,018)	(1,701)	(5,597)	(4,846)
Income (loss) from discontinued operations	—	80	—	(5,647)

Net loss	$(2,018)	$(1,621)	$(5,597)	$(10,493)

Basic and diluted loss per common share
Continuing operations	$(0.04)	$(0.04)	$(0.12)	$(0.12)
Discontinued operations	—	0.00	—	(0.13)

Basic and diluted loss per common share	$(0.04)	$(0.04)	$(0.12)	$(0.25)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
(in thousands)	2012	2011

Cash flows from operating activities
Net loss	$(5,597)	$(10,493)
Adjustments to reconcile net loss to net cash used by operating activities
Loss from discontinued operations	—	5,647
Amortization of debt discount	98	—
Depreciation and amortization	740	855
Share-based compensation	216	96
Warrants issued for services	5	38
Restricted shares issued for services	85	52
Net gain on sale of non-core assets	—	(351)
Changes in assets and liabilities, net of effects from business acquisition
Accounts receivable	5	71
Inventory	165	(78)
Prepaid expenses and other current assets	(941)	(198)
Accounts payable, accrued expenses and other liabilities	(65)	(1,078)
Deferred revenue	(6)	(73)

Net cash used in operating activities	(5,295)	(5,512)

Cash flows from investing activities
Payment for business acquisition	(525)	—
Purchases of property and equipment and other assets	(369)	(69)
Other intangible assets acquired	(45)	(10)
Net proceeds from sale of non-core assets	—	2,351
Sales of marketable securities	770	99

Net cash (used) provided by investing activities	(169)	2,371

Cash flows from financing activities
Net proceeds from issuance of preferred and common stock and warrants	3,620	4,470
Net proceeds from issuance of senior secured notes and warrants	4,000	—
Proceeds from exercise of options	3	—
Dividends paid	(53)	(72)

Net cash provided by financing activities	7,570	4,398

Net increase in cash and cash equivalents	2,106	1,257
Cash flow from discontinued operations - operating activities	—	(25)
Cash flow from discontinued operations - investing activities	—	(20)
Effect of exchange rate changes on cash flows - discontinued operations	—	8
Net change in cash and cash equivalents - discontinued operations	—	37

Cash and cash equivalents, beginning of period	1,444	276

Cash and cash equivalents, end of period	$3,550	$1,533

The accompanying notes are an integral part of the condensed consolidated financial statements. See notes 8 and 11 for supplemental cash flow information regarding acquired licenses and debt discount, respectively.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries (collectively, the “company”). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the company’s Form 10-K for the fiscal year ended June 30, 2011 and the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As discussed more fully in Note 7 of Notes to Condensed Consolidated Financial Statements, on April 1, 2011 the company announced that it had completed the sale of all the capital stock of its wholly-owned German subsidiary, Authentidate International AG, to Exceet Group AG. Accordingly, the results of operations and cash flows of the German subsidiary have been presented as discontinued operations in the condensed consolidated financial statements for all applicable periods presented.

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

The unaudited condensed consolidated financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For a number of years the company has experienced net losses and negative cash flow from operating activities as we focused on developing new products and services, refining our business strategies, expanding our addressable markets and repositioning the company for future growth. During this period our primary sources of funds have been the issuance of equity and the incurrence of debt. For the three months and nine months ended March 31, 2012, the company incurred a net loss of $2,018,000 and $5,597,000, respectively. As of March 31, 2012, cash, cash equivalents and marketable securities were $3,760,000, the company had working capital for continuing operations of $4,254,000, an accumulated deficit of $174,234,000 and total shareholders’ equity of $5,510,000. These conditions indicate that the company may be unable to continue as a going concern. Based on our business plan, we expect our existing resources, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, these resources may not be sufficient if we are required to repay our secured notes or redeem our outstanding shares of Series B and Series C preferred stock within the next 12 months. If we are required to repay or redeem these securities within the next 12 months, we may need to renegotiate the terms of such securities. If necessary, management of the company believes that it can reduce operating expenses and/or raise additional equity or debt financing to satisfy its working capital requirements. However, no assurances can be given that we will be able to support our costs through revenues derived from operations, generate sufficient cash flow to satisfy our other obligations or successfully modify the terms of these securities. In addition, there can be no assurance that the company will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company.

Certain asset, revenue and expense amounts for 2011 have been reclassified to conform to the presentation for 2012.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

2.	Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Loss from continuing operations	$(2,018)	$(1,701)	$(5,597)	$(4,846)
Income (loss) from discontinued operations	—	80	—	(5,647)

Net loss	(2,018)	(1,621)	(5,597)	(10,493)
Preferred stock dividends	(91)	(91)	(279)	(192)

Net loss applicable to common shareholders	$(2,109)	$(1,712)	$(5,876)	$(10,685)

Weighted average shares	53,785	46,017	50,551	43,130

Basic and diluted loss per common share
Continuing operations, less preferred dividends	$(0.04)	$(0.04)	$(0.12)	$(0.12)
Discontinued operations	—	0.00	—	(0.13)

Basic and diluted loss per common share	$(0.04)	$(0.04)	$(0.12)	$(0.25)

All potential common shares were excluded from the calculation of net loss per share for the periods presented because their impact is antidilutive. At March 31, 2012, employee and non-executive director options (4,784,000), warrants (15,802,000), Series C preferred stock (5,000,000) and Series B preferred stock (500,000) were outstanding. At March 31, 2011, employee and non-executive director options (4,368,000), warrants (7,070,000), Series C preferred stock (5,000,000) and Series B preferred stock (500,000) were outstanding.

3.	Share-Based Compensation

Share-based compensation by category is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
SG&A	$62	$25	$176	$75
Product development	5	4	26	13
Cost of revenues	10	3	14	8

Share-based compensation expense	$77	$32	$216	$96

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Stock option activity under the company’s stock option plans for employees and non-executive directors for the period ended March 31, 2012 is as follows (in thousands, except per share and average life data):

Employees Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2011	3,944	$2.28	7.38
Granted	484	0.79
Exercised	(4)	0.60
Expired/forfeited	(205)	1.18

Outstanding, March 31, 2012	4,219	$2.16	6.91	$179

Exercisable at March 31, 2012	1,861	$3.48	4.74	$55

Expected to vest at March 31, 2012	1,893	$1.12	8.63	$100

Non-Executive Director Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2011	500	$2.18	4.15
Granted	70	0.86
Expired	(5)	2.03

Outstanding, March 31, 2012	565	$2.02	4.14	$13

Non-executive director options are granted at market price and vest on the grant date.

As of March 31, 2012, there was approximately $1,105,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements. Approximately $432,000 of this expense is expected to be recognized over a weighted-average period of 20 months. The remaining expense will be recognized if certain vesting conditions are met during the next 6 months.

The total intrinsic value of options exercised was $1,400 and $0 for the nine month periods ended March 31, 2012 and 2011, respectively. The weighted average grant date fair value of options granted during the nine month periods ended March 31, 2012 and 2011 was approximately $0.60 and $0.34, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of options vested was $86,000 and $133,000 for the nine month periods ended March 31, 2012 and 2011, respectively.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Under the 2011 Plan, the company’s non-employee directors continue to have the option to elect to receive up to 100% of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of our common stock issued at fair value in accordance with the terms of the 2011 Plan. During the nine months ended March 31, 2012, the company issued 99,424 shares of restricted common stock (valued at approximately $85,479) to certain non-executive directors in connection with this program. In April 2012, the company issued 47,003 shares of restricted common stock (valued at approximately $34,313) to such directors under the program.

4.	Comprehensive Loss

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Net loss as reported	$(2,018)	$(1,621)	$(5,597)	$(10,493)
Currency translation adjustment	—	(7)	—	8

Comprehensive loss	$(2,018)	$(1,628)	$(5,597)	$(10,485)

5.	Marketable Securities

At March 31, 2012 our marketable securities consisted primarily of money market investments. We classify our investments as “available for sale” and they have been recorded at cost which approximates fair market value due to their variable interest rates. As a result, we have had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from such investments through March 31, 2012. All income generated from these investments is recorded as interest income.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of the operating results for the discontinued operations is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Revenues	$—	$1,331	$—	$2,893

Operating loss	$—	$(38)	$—	$(364)

8.	Business Acquisition

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

On November 21, 2011, the company entered into a definitive Joint Venture Termination Agreement (the “Agreement”) with EncounterCare Solutions, Inc. (the “Seller”), providing for the assignment and transfer to the company of all of the membership interests held by Seller in ExpressMD Solutions. At the closing on November 21, 2011, the joint venture agreement was terminated, ExpressMD Solutions became a wholly-owned subsidiary of the company and the Seller and an affiliated company of the Seller granted the company a license to use certain of their intellectual property, as described in more detail below. Pursuant to the Agreement, the company agreed to pay to the Seller $1,000,000 in cash and deliver to the Seller 1,500,000 shares of restricted common stock of the company. The cash payment is due as follows: $50,000 was paid prior to the date of the Agreement; $475,000 was paid at the closing; $200,000 was paid in April 2012; and $275,000 is due on or prior to October 1, 2012. The company will pay the cash consideration from cash on hand and the shares were issued out of the company’s authorized but unissued shares of common stock. In accordance with the terms of the Agreement, the company, Seller and an affiliated company of Seller entered into an Intellectual Property License and Supply Agreement (the “License Agreement”) and the company and Seller entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the License Agreement, the company was granted a worldwide, perpetual, irrevocable, royalty-free, non-exclusive license to use the intellectual property of the Seller and the affiliated company of the Seller to continue to commercialize and develop the remote patient monitoring devices and related software sold by ExpressMD Solutions and to develop improvements and other products based on such intellectual property. Further, pursuant to the License Agreement, the company shall supply to Seller, and Seller shall purchase exclusively from the company, such quantities of the ExpressMD Solutions device as is reasonably requested by Seller. Pursuant to the Registration Rights Agreement the company filed a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock issued at closing which was declared effective on April 5, 2012. The Agreement also provides that within 90 days immediately prior to the fifth anniversary of the closing date, the company shall assign the trademark “ExpressMD” to the Seller. At that time, the company will have a limited period within which to transition to a new trademark for the ExpressMD products.

The company believes that this transaction will provide it with greater flexibility to meet emerging market needs in the telehealth space and enable it to continue to offer innovative and leading-edge products and solutions to its customers. The transaction is being accounted for under the purchase method of accounting and, as discussed above, ExpressMD Solutions will continue to be consolidated in the company’s financial statements. As noted above, the company paid $525,000 in cash through closing, recorded a payable of $475,000, forgave a receivable for approximately $58,000 and issued company stock valued at $1,215,000, based on the closing market price for the shares at closing, for a total purchase price of approximately $2,273,000. The company also incurred acquisition related costs of approximately $36,000 which were expensed as selling, general and administrative expenses and approximately $13,000 to cover the registration of the common stock issued in connection with the transaction. The company allocated the entire purchase price to the licensed intangible assets referred to above since the joint venture had no assets or liabilities on the closing date. We estimated the fair value of the license using level 3 inputs for future operating results and present value techniques applied to estimated royalty amounts which is a common method used to value licensed intangible assets. There was no bargain purchase gain or goodwill related to the transaction. As discussed above, Express MD Solutions was consolidated in our financial statements for all periods presented and, accordingly, no historical or pro-forma financial information is presented.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	Inventory

In connection with our manufacturing and sales plans for the ExpressMD Solutions telehealth service, the company has purchased certain components and contract manufacturing services for the production of the monitoring appliances. These inventory amounts are stated at the lower of cost or market and consist of the following (in thousands):

	March 31,	June 30,
	2012	2011

Purchased components	$3,685	$3,687
Finished goods	719	882

Total inventory	$4,404	$4,569

10.	Other Intangible Assets

As of March 31, 2012 and June 30, 2011 goodwill amounted to approximately $50,000 and is included in other assets.

The following table sets forth licenses that are included in licenses, net and other intangible assets that are included in other assets as follows (in thousands):

	March 31, 2012			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years

Patents	$342	$210	$132	$342	$196	$146	17
Trademarks	180	74	106	165	68	97	20
Acquired technologies	72	72	—	72	72	—	2
Licenses	3,597	1,327	2,270	1,294	1,229	65	3 -10

Total	$4,191	$1,683	$2,508	$1,873	$1,565	$308

The company amortizes other intangible assets under the straight line method. Amortization expense was approximately $118,000 for the nine months ended March 31, 2012. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

2012	$94
2013	265
2014	264
2015	264
2016	262
Thereafter	1,359

Total	$2,508

11.	Senior Secured Notes

On March 9, 2012, the company entered into a securities purchase agreement with certain accredited investors pursuant to which we sold an aggregate principal amount of $4,050,000 of senior secured promissory notes and warrants to purchase a total of 6,044,766 shares of common stock for gross proceeds of $4,050,000. The secured notes are senior secured promissory notes and are not convertible into equity securities. The secured notes are due and payable on the first to occur of the ten month anniversary of the issue date or the consummation of a subsequent financing, defined as the closing, or series of closings as part of the same transaction within a period of three months, of equity or convertible debt securities in the gross amount of at least $6,000,000. No interest shall accrue on the secured notes and they contain covenants and events of default customary for similar transactions. The secured notes are collateralized by a first priority lien on all of the company’s assets in accordance with, and subject to, a security agreement. The

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

warrants are exercisable for a period of 54 months commencing on the six month anniversary of the closing date at an initial exercise price of $0.67 per share, which is 101% of the consolidated closing bid price reported by the Nasdaq Stock Market on March 9, 2012. The closing of this financing occurred on March 14, 2012 and the net proceeds to us from the transaction, after deducting estimated offering expenses, were approximately $4,000,000. The following investors that participated in this financing are related parties to us. J. David Luce, a member of our board of directors, purchased an aggregate principal amount of $1,500,000 of secured notes and 2,238,804 warrants through three separate affiliated entities, John J. Waters, also a member of our board of directors purchased an aggregate principal amount of $150,000 of secured notes and 223,880 warrants. In addition, our chief executive officer and a member of our board of directors, O’Connell Benjamin, and our chief financial officer, William Marshall, each purchased an aggregate principal amount of $50,000 of secured notes and 74,626 warrants. Further, Lazarus Investment Partners LLLP, which is the beneficial owner of approximately 16.2% of our outstanding shares of common stock, purchased an aggregate principal amount of $1,000,000 of secured notes and 1,492,537 warrants. The manager of the general partner of Lazarus Investment Partners, LLLP is the brother of Dr. Todd A. Borus, a member of our board of directors. The participation by these investors was on the same terms as the other investors in the transaction.

The company allocated the proceeds from the secured note transaction to the secured notes and the warrants based on the relative fair values of such instruments using the present value of the secured notes at a market rate of interest and the value of the warrants based on the Black-Scholes option pricing model and the applicable assumptions set forth in Note 3 of Notes to Condensed Consolidated Financial Statements. The estimated debt expenses were allocated to the secured notes and warrants on the same basis. This allocation resulted in an effective interest rate for the secured notes of approximately 54% per annum, however, since the subjective nature of the inputs for the option pricing models can materially affect fair value estimates, in management’s opinion, such models may not provide a reliable single measure of the fair value of the warrants and the resulting effective interest rate. In connection with the secured note transaction the company recorded senior secured promissory notes of $4,050,000, debt discount of $1,831,000, including estimated debit issuance expenses, and additional paid-in-capital of $1,781,000 related to the fair value of the warrants. The non-cash amortization of the debt discount of $98,000 is included in the other (expense) income for the three and nine months ended March 31, 2012.

The following table sets forth the secured notes and unamortized debt discount (in thousands):

	March 31,	June 30,
	2012	2011

Senior secured notes	$4,050	$—
Unamortized debt discount	(1,733)	—

Senior secured notes, net	$2,317	$—

12.	Preferred Stock and Redeemable Preferred Stock

In connection with the private placement transaction discussed in Note 19 of Notes to Condensed Consolidated Financial Statements, in October 2010 the company issued a total of 1,250,000 shares of Series C 15% convertible redeemable preferred stock. On April 9, 2012 the stockholders of the company approved amendments to the Series C 15% convertible redeemable preferred stock whereby the maturity date was extended by 12 months through April 12, 2013 and the dividend rate was increased to 20% per annum for the extension period. Following these amendments, each share of preferred stock has a stated value of $1.60 per share, and, subject to the rights of the company’s senior securities, has the following rights: (i) to receive dividends which accrue at the rate of 20% per annum (15% prior to April 13, 2012) payable in shares of common stock upon conversion or in cash upon redemption; (ii) effective upon shareholder approval, will convert into shares of common stock determined by dividing the stated value, plus accrued and unpaid dividends, by the conversion price, which is initially $0.40; (iii) to receive a liquidation preference equal to the sum of the stated value of each share of preferred stock, plus dividends; and (iv) unless converted, to be redeemed by the company 30 months from the date of issuance at a redemption price equal to the 102.5% of the stated value of the preferred stock, plus any accrued but unpaid dividends. Conversion of the shares of preferred stock is subject to the approval of the company’s stockholders in accordance with the Listing Rules of the Nasdaq Stock Market. If the company’s shareholders approve the conversion, the aggregate stated value of the shares of preferred stock will automatically convert into 5,000,000 shares of common stock. At March 31, 2012, the company has accrued dividends in the amount of approximately $439,000 related to these shares of preferred stock. The stated value of the preferred shares and the related accrued dividends are presented as temporary equity under the caption Redeemable preferred stock in the Condensed Consolidated Balance Sheet in accordance with the rules of the Securities and Exchange Commission.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

In connection with the amendments discussed above, the company issued warrants to purchase 1,650,000 shares of common stock to the holders of the Series C 15% convertible redeemable preferred stock. These warrants are exercisable commencing six months following their issuance for the period of 54 months at an exercise price of $0.80 per share, which is equal to 101% of the closing bid price of the company’s common stock, as reported on the Nasdaq Stock Market, on the trading day immediately before the stockholders’ meeting on April 9, 2012. The warrants are exercisable for cash or by net exercise and the number of shares of common stock issuable upon exercise of these warrants is subject to adjustment in the case of stock splits, stock dividends combinations and similar recapitalization transactions. The value of these warrants using the Black-Scholes option pricing model and the applicable assumptions set forth in Note 3 of Notes to Condensed Consolidated Financial Statements was approximately $1,031,000.

As of March 31, 2012, there are 28,000 shares of Series B preferred stock outstanding. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note. The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. The company will be required to first redeem the Series B preferred stock if it is required to redeem the Series C preferred stock. Accordingly, as of March 31, 2012, the redemption value of the preferred shares and the related accrued dividends are presented as temporary equity under the caption redeemable preferred stock in the Condensed Consolidated Balance Sheet in accordance with the rules of the Securities and Exchange Commission. At March 31, 2012, the company has accrued dividends in the amount of $17,500 which remain unpaid.

13.	Shareholder’s Equity

The changes in shareholders’ equity for the nine months ended March 31, 2012 are summarized as follows (in thousands):

	Common Stock	Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, June 30, 2011	$46	$172,786	$(168,358)	$4,474

Preferred stock dividends			(279)	(279)
Share-based compensation expense		216		216
Issuance of common stock, net	6	3,614		3,620
Exercise of stock options		3		3
Restricted shares issued for services		85		85
Issuance of warrants for services		5		5
Shares issued for business acquisition, net	2	1,200		1,202
Warrants issued with secured debt		1,781		1,781
Net loss			(5,597)	(5,597)

Balance, March 31, 2012	$54	$179,690	$(174,234)	$5,510

During the nine months ended March 31, 2012 there were 4,460 stock options and no common stock warrants exercised.

14.	Commitments and Contingencies

On January 6, 2012, ExpressMD Solutions LLC, a subsidiary of the company, was served with a summons and complaint in a purported patent infringement lawsuit filed by Robert Bosch Healthcare Systems, Inc. (“Plaintiff”) against ExpressMD Solutions LLC, in the U.S. District Court for the Northern District of California, Case No. 5:12-cv-00068-PSG. The complaint alleges that the ExpressMD Solutions’ “Electronic House Call” product infringes one or more claims of certain patents allegedly owned by the Plaintiff. Plaintiff is seeking injunctive relief, damages, punitive damages, interest, and other costs and expenses. ExpressMD Solutions filed an answer to the complaint on January 27, 2012 and asserted counterclaims seeking declarations that the patents are invalid and not infringed. We believe that we have strong defenses to Plaintiff’s allegations and we intend to vigorously defend the litigation. In addition, we intend to exercise our rights of set-off and indemnification as against EncounterCare Solutions, Inc. and the co-licensor to us of the patents in issue. Based on the facts of which we are currently aware, management believes that this matter will not have a material adverse effect on our financial position, results of operations, or cash flows. However, this matter is subject to inherent uncertainties and management’s assessment may change in the future.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2012, we are not aware of any obligations under such indemnification agreements that would require material payments.

15.	Income Taxes

The company continues to fully recognize its tax benefits which are offset by a valuation allowance due to the uncertainty that the deferred tax assets will be realized. We will continue to evaluate the realizability of our net deferred tax assets and may record additional benefits in future earnings if we determine the realization of these assets is more likely than not.

16.	Other (Expense) Income

Other (expense) income consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Amortization of debt discount	$(98)	$—	$(98)	$—
Interest income	—	—	2	7
Rental income	—	—	—	7
Net gain from sale of non-core assets	—	—	—	351

Total other (expense) income	$(98)	$—	$(96)	$365

17.	Fair Value Measurements

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The company’s assets subject to fair value measurements as of March 31, 2012 and June 30, 2011 are as follows (in thousands):

	Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
March 31, 2012
Current marketable securities - available for sale	$210	$210	$—	$—

Total	$210	$210	$—	$—

June 30, 2011
Current marketable securities - available for sale	$980	$980	$—	$—

Total	$980	$980	$—	$—

For the nine months ended March 31, 2012 and 2011, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings.

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

18.	Accounting Standards Adopted in Fiscal 2012

The company adopted the following FASB Accounting Standards Update (ASU) during fiscal 2012:

•

ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs which provides converged guidance of the FASB and the IASB for common requirements for fair value measurements and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments in this ASU are to be applied prospectively, and for public entities, are effective during interim and annual periods beginning after December 15, 2011.

The adoption of the ASU described above had no impact on the company’s results of operations or financial position.

19.	Private Placement

On October 12, 2010, the company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with selected institutional and accredited investors (the “Investors”) to sell and issue $5.0 million of units of its securities in a private placement under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder (the “Private Placement”). In the aggregate, the company agreed to sell 1,250,000 units of securities, at a price of $4.00 per unit, with the units consisting of a total of 7,500,000 shares of common stock, 1,250,000 shares of Series C 15% convertible redeemable preferred stock (the terms of which are discussed more fully in Note 12), and warrants to purchase an additional 6,250,000 shares of common stock. Each individual unit consists of six shares of common stock, one share of preferred stock and five warrants. The transaction closed on October 13, 2010 and the company received net proceeds from the Private Placement of approximately $4.47 million after the deduction of offering expenses.

Commencing on the six month anniversary of the closing, the warrants are exercisable for shares of the company’s common stock at an exercise price of $0.70 per share for a period of 54 months and are exercisable for cash or by net exercise in the event that there is no effective registration statement covering the resale of the shares of common stock underlying the warrants. On April 9, 2012, the company’s stockholders approved the removal of any restrictions on exercise based on ownership that were originally included in the warrants. The value of these warrants using the Black-Scholes option pricing model and the applicable assumptions set forth in Note 3 of Notes to Condensed Consolidated Financial Statements was approximately $2.85 million.

In connection with the Purchase Agreement, the company entered into a Registration Rights Agreement with the Investors. Pursuant to the Registration Rights Agreement, the company filed a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock to be issued at closing and the shares of common stock underlying

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

the preferred stock and the warrants (collectively the “Registrable Securities”). This registration statement was declared effective on December 9, 2010. In the event it ceases to remain continuously effective as required by the Registration Rights Agreement (each such event, a “Registration Default”), then the company has agreed to pay each Investor as liquidated damages an amount equal to 1.0% of the purchase price paid by each such Investor with respect to any Registrable Securities then held and not registered pursuant to an effective registration statement, per 30-day period or portion thereof during which the Registration Default remains uncured thereafter, subject to a limitation of 6% per Registration Default. In addition, the company agreed to keep the registration statement continuously effective until the earlier to occur of (i) the date after which all of the Registrable Securities registered thereunder shall have been sold and (ii) the date on which 100% of the Registrable Securities covered by such Registration Statement may be sold without volume restrictions pursuant to Rule 144 under the Securities Act of 1933, as amended.

20.	Registered Direct Offering

On October 7, 2011, the company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with C.K. Cooper & Co., Inc. (“CKCC”) and an Engagement Agreement (the “Engagement Agreement”) with Rodman & Renshaw LLC (“Rodman”) whereby it engaged them as co-placement agents (the “Placement Agents”) relating to a registered direct offering by the company to select investors. In addition, as of October 7, 2011, the company entered into a securities purchase agreement with certain institutional and/or accredited investors pursuant to which the company agreed to sell an aggregate of 5,874,998 shares of its common stock, par value $0.001 per share, and warrants to purchase a total of 2,937,497 shares of common stock to the investors for gross proceeds of $4.1 million. The purchase price of a share of common stock and warrant was $0.70. The warrants are exercisable for a period of four years commencing on the six month anniversary of the date on which they were issued and have an initial exercise price of $1.00 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The value of these warrants using the Black Scholes option pricing model was approximately $1.83 million. The transaction closed on October 13, 2011 and the net proceeds to the company, after deducting placement agent fees and expenses and the company’s offering expenses, were approximately $3.6 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results

Certain statements in this Form 10-Q, including information set forth under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). We desire to avail ourselves of certain “safe harbor” provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involving known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of our software, products and services, competition, pricing, technological changes, implementation of our business plan, and other risks as discussed in our filings with the Securities and Exchange Commission, in particular our Annual Report on Form 10-K for the year ended June 30, 2011, all of which risk factors could adversely affect our business and the accuracy of the forward-looking statements contained herein.

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

Another element in the United States marketplace is ongoing healthcare reform which we believe could drive insurance coverage to an estimated 32 million additional consumers and have many second order effects on our customers. For example, healthcare providers may face increased volumes that could create capacity constraints, and they may find it challenging to profitably provide care at the planned reimbursement rates under the expanded coverage models. We also expect additional compliance and reporting challenges for our customers in the areas of pay-for-quality, coding requirements, and waste, fraud and abuse measures. We believe the above factors create strong incentives for providers to maximize efficiency and create the need for additional investments in healthcare information technology solutions and services. Thus, while the current economic environment has impacted our business, we believe the fundamental value proposition of healthcare information technology remains strong and that the healthcare information technology industry will likely benefit as healthcare providers and governments continue to recognize that these solutions and services contribute to safer, more efficient healthcare.

We have experienced net losses and negative cash flow from operating activities while we have been focused on developing new products and services, hiring management, refining our business strategies and repositioning our businesses for growth. Although we believe we are well positioned for such growth, we expect to continue to generate net losses and negative cash flow for the foreseeable future as we seek to expand our potential markets and generate increased revenues. As discussed in more detail below, we have completed several financing transactions, including our recent $4.0 million secured debt financing, and sold non-core assets to fund our working capital needs. See “Liquidity and Capital Resources”. As discussed in more detail in Note 8 of Notes to Condensed Consolidated Financial Statements, on November 21, 2011 we completed a definitive joint venture termination agreement with our joint venture partner, EncounterCare Solutions, Inc. (Seller), whereby our joint venture relationship was terminated and ExpressMD Solutions became a wholly-owned subsidiary of the company. We also entered into a worldwide, perpetual, irrevocable, royalty-free, non-exclusive license to use the intellectual property of the Seller and an affiliated company to continue to commercialize and develop our ExpressMD telehealth products and services. In connection with these transactions we agreed to pay the Seller $1.0 million in cash of which $0.525 million was paid through closing, $0.20 million was paid in April 2012 and $0.275 million is due on October 1, 2012. We also issued 1.5 million shares of our common stock to the Seller. The company paid the cash consideration from cash on hand and issued the shares of common stock out of its authorized but unissued shares.

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

During this period we have also advanced the development of our ExpressMD™ telehealth service offerings and continued to refine the capabilities of our patient vital signs monitoring appliance. Since receiving 510(k) clearance from the FDA for the monitoring appliance in April 2009, we have been implementing our manufacturing and sales plans for ExpressMD™ and have started to deploy units and services with customers. During fiscal 2011 we introduced the ExpressMD Interactive Voice Response (IVR) service and in April 2011, Authentidate announced that it had received a contract from the U.S. Department of Veterans Affairs (the “VA”) pursuant to which the company was selected as a supplier to the VA for its Telehealth Program for home telehealth solutions. The award is for a national contract and under this agreement the company will market its telehealth solutions to VA facilities throughout the country. The agreement consists of a one year base period that commenced May 15, 2011 and four option years, which are at the VA’s sole discretion. During the contract period, the company will be committed to provide, subject to purchase orders from VA facilities, telehealth devices and related services and IVR services. There is no minimum purchase requirement under the contract. The agreement has an estimated maximum potential value of approximately $122.0 million, assuming all contract extensions are exercised by the VA and the maximum quantity of units are purchased by VA facilities. On April 17, 2012, the VA exercised the contract extension for the coming year, however, there can be no assurance that the VA will exercise any of the other option periods under the agreement nor can the company provide any assurances as to the actual amount of products and services, if any, that may ultimately be purchased by VA facilities under the agreement.

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

A critical accounting estimate is based on judgments and assumptions about matters that are uncertain at the time the estimate is made. Different estimates that reasonably could have been used or changes in accounting estimates could materially impact our financial statements. We believe that the policies described below represent our critical accounting policies, as they have the greatest potential impact on our condensed consolidated financial statements. However, you should also review our Summary of Significant Accounting Policies beginning on page F-7 of Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

Management Estimates

Preparing financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include estimates of loss contingencies and product life cycles, assumptions such as elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences; and determining when investment or other impairments exist. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make estimates on the future recoverability of capitalized amounts, we record a valuation allowance against deferred tax assets when we believe it is more likely than not that such deferred tax assets will not be realized and we make assumptions in connection with the calculations of share-based compensation expense. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. We have based our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances and we evaluate our estimates on a regular basis and make changes accordingly. Historically, our estimates relative to our critical accounting estimates have not differed materially from actual results; however, actual results may differ from these estimates under different conditions. If actual results differ from these estimates and other considerations used in estimating amounts reflected in our condensed consolidated financial statements, the resulting changes could have a material adverse effect on our condensed consolidated statement of operations, and in certain situations, could have a material adverse effect on liquidity and our financial condition.

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

Results of Operations

Three months and nine months ended March 31, 2012 compared to three months and nine months ended March 31, 2011

Revenues were $764,000 for the quarter ended March 31, 2012 compared to $729,000 for the prior year period. These results reflect an increase in revenues from our telehealth products and services partly offset by lower revenues from our hosted software services due primarily to the acquisition of one of our customers and the related contract expiration. Revenues for the nine months ended March 31, 2012 were $2,176,000 compared to $2,157,000 for the prior year period reflecting the same trends as the quarter.

Cost of revenues increased to $638,000 for the quarter ended March 31, 2012 compared to $452,000 for the same period in the prior year, due primarily to the higher telehealth revenues. Cost of revenues for the nine months ended March 31, 2012 were $1,688,000 compared to $1,509,000 for the prior year period reflecting higher telehealth revenues offset by lower hosting and license fees for our hosted software services.

Selling general and administrative (SG&A) expenses increased to $1,527,000 for the quarter ended March 31, 2012 compared to $1,476,000 for the prior year period. The increase is due primarily to higher selling expenses, special shareholder meeting expenses and stock option expense. SG&A expenses for the nine months ended March 31, 2012 were $4,605,000 compared to $4,387,000 for the prior year period reflecting the same trends as the quarter offset in part by a payroll tax credit.

Product development expenses were $227,000 for the quarter ended March 31, 2012 compared to $213,000 for the prior year period. Product development expenses for the nine months ended March 31, 2012 were $644,000 compared to $617,000 for the prior year period. Product development expenses fluctuate period to period based on the amounts capitalized. Total spending for the periods, including capitalized amounts, was comparable as no amounts were capitalized for the periods. The increase for the current periods is due primarily to higher personnel and stock option expenses.

Depreciation and amortization expense was $292,000 for the quarter ended March 31, 2012 compared to $289,000 for the prior year period. This change is due primarily to higher expenses for fixed assets and acquired licenses partly offset by a decrease in amortization of capitalized software. For the nine months ended March 31, 2012 depreciation and amortization expense was $740,000 compared to $855,000 for the prior year period reflecting a decrease in amortization of capitalized software.

Other expense was $98,000 for the quarter ended March 31, 2012 compared to $0 for the prior year period. For the nine months ended March 31, 2012 other expense was $96,000 compared to other income of $365,000 for the prior year period. Other expense for the current periods consists primarily of non-cash amortization of the debt discount on the company’s senior secured notes payable. Other income for the nine months ended March 31, 2011 includes a gain on the sale of certain non-core assets of approximately $351,000 and interest and rental income related to the non-core assets.

Net loss from continuing and discontinued operations for the quarter ended March 31, 2012 was $2,018,000, or $0.04 per share, compared to $1,621,000, or $0.04 per share, for the prior year period. The increase in net loss for the quarter reflects the higher expenses and non-cash debt discount amortization discussed above. The net loss for the prior year period includes income from our German subsidiary. For the nine months ended March 31, 2012 net loss was $5,597,000, or $0.12 per share, compared to $10,493,000, or $0.25 per share, for the prior year. The net loss for the current period reflects the same trends as the quarter. The net loss for the prior year period reflects the loss from discontinued operations discussed above, including a non-cash goodwill impairment charge of approximately $5.4 million, offset in part by a gain on the sale of certain non-core assets.

Liquidity and Capital Resources

Overview

Our operations and product development activities have required substantial capital investment to date. Our primary sources of funds have been the issuance of equity and the incurrence of third party debt. In February 2004, we sold 5,360,370 common shares in private placements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506, promulgated thereunder and received net proceeds of approximately $69,100,000 after payment of offering expenses and broker commissions. The proceeds received from this financing have been used to provide funding for our operations and product development activities. In addition, we completed a $3,400,000 registered direct offering of shares of common stock and warrants in December 2009 and received net proceeds of approximately $3,500,000 from this financing and the related warrant exercises. As described in greater detail in Notes 6, 7, 11, 19 and 20 of Notes to Condensed Consolidated Financial Statements, we have completed a number of transactions over the past three years to increase our cash position and monetize non-core assets. In July 2010 we completed the sale of certain non-core assets and received net proceeds of approximately $2,350,000; in October 2010 the company completed the sale of $5,000,000 of its securities to institutional and accredited investors in a private placement transaction under Section 4(2) of the Securities Act of 1993, as amended, and Rule 506 of Regulation D, promulgated thereunder and received net proceeds of approximately $4,470,000 from this transaction; in April 2011 the company completed the sale of all of the shares of capital stock of its wholly-owned subsidiary, Authentidate International AG to Exceet Group, AG, a Swiss corporation and received net proceeds of approximately $1,300,000; and in October 2011 the company entered into agreements pursuant to which it sold 5,874,998 shares of our common stock and 2,937,497 warrants to purchase shares of our common stock to institutional and/or accredited investors in a registered direct offering from which we received net proceeds of approximately $3,620,000. Further, in March 2012 the company sold $4,050,000 of senior secured promissory notes and 6,044,766 warrants to purchase shares of our common stock to accredited investors including several directors, officers and significant stockholders of the company and we received net proceeds of approximately $4,000,000 from this transaction. The senior secured notes are not convertible into equity securities and are due on the first to occur of the ten month anniversary of the issue date or the consummation of a subsequent financing, defined as the closing of a sale of equity or convertible debt securities by the company or any subsidiary, or series of closings as part of the same transaction within a period of three months, in the gross amount of at least $6,000,000. No interest shall accrue on the senior secured notes and they are secured by a first priority lien on all of the company’s assets. The warrants are exercisable for a period of 54 months commencing on the six month anniversary of the issue date at an initial exercise price of $0.67 per share. See Note 11 of the Notes to Condensed Consolidated Financial Statements for additional details regarding this transaction. We are using the proceeds from these transactions for working capital and general corporate purposes, including supporting the rollout of our ExpressMD™ telehealth products and services.

For the nine months ended March 31, 2012, expenditures for data center equipment and other assets totaled approximately $369,000, expenditures for software licenses totaled approximately $45,000 and expenditures for the business acquisition discussed above amounted to $525,000. We also recorded a payable of $475,000 in accounts payable and accrued expenses for the balance due on the acquisition. We have developed and intend to continue to develop new applications to grow our business and address new markets.

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

In December 2011, at a special meeting of stockholders, our stockholders approved an amendment to our Amended Certificate of Incorporation to increase our authorized shares of common stock from 75,000,000 to 100,000,000 in order to provide us greater flexibility in considering our potential business needs. On April 9, 2012, at a special meeting of our stockholders the company’s stockholders approved an amendment to the company’s Certificate of Incorporation by an amendment to the company’s Certificate of Designations, Preferences and Rights and Number of Shares of Series C 15% Convertible Redeemable Preferred Stock to extend the maturity date and increase the dividend rate of the Series C preferred stock for the extension period. In connection with this amendment, the company issued warrants to purchase 1,650,000 shares of common stock to the holders of its Series C preferred stock. The warrants are exercisable commencing six months following their issuance for a period of 54 months at an exercise price of $0.80 per share. The warrants will be exercisable for cash or by net exercise.

Cash Flows

At March 31, 2012, cash, cash equivalents and marketable securities amounted to approximately $3,760,000 and total assets at that date were $14,889,000. Since June 30, 2011 cash, cash equivalents and marketable securities increased approximately $1,336,000 reflecting the issuance of company securities offset by cash used principally to fund operating losses, product development activities, the business acquisition discussed above, changes in working capital and capital expenditures during the nine months ended March 31, 2012. Cash used for the period includes investments in data center and related infrastructure equipment of approximately $369,000, the prepayment of certain inventory investments of approximately $700,000 which is included in other current assets, and the prepayment of certain insurance premiums and maintenance contracts and the aforementioned acquisition. We expect to continue to use cash to fund operating losses, changes in working capital, product development activities, and capital expenditures for the foreseeable future.

Net cash used by operating activities for the nine months ended March 31, 2012 was approximately $5,295,000 compared to $5,512,000 for the prior year period. This change reflects our cost management activities.

Net cash used by investing activities, excluding purchases and sales of marketable securities, was $939,000 for the nine months ended March 31, 2012 compared to net cash provided of $2,272,000 for the prior year period. This change primarily reflects the business acquisition and asset purchases discussed above for the current period compared to proceeds from the sale of non-core assets discussed above in the prior year.

Net cash provided by financing activities for the nine months ended March 31, 2012 was approximately $7,570,000 compared to $4,398,000 for the prior year period. These amounts reflect net proceeds from the registered direct offering and secured note transaction in fiscal 2012 and the private placement in fiscal 2011 discussed above, less the payment of preferred stock dividends.

Cash flows from discontinued operations were not significant for the prior year period.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits, product development activities, business acquisitions, capital expenditures and telehealth activities. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings. As mentioned in the “Overview section”, we believe that the company will benefit from the federal government healthcare reforms and industry trends focused on automation and cost reduction. For the three and nine months ended March 31, 2012 the company incurred a net loss of $2,018,000 and $5,597,000, respectively. As of March 31,

2012 cash, cash equivalents and marketable securities were $3,760,000, the company had working capital for continuing operations of $4,254,000 an accumulated deficit of $174,234,000 and total shareholders’ equity of $5,510,000. These conditions indicate that the company may be unable to continue as a going concern. Based on our business plan, we expect our existing resources, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, these resources may not be sufficient if we are required to repay our secured notes or redeem our outstanding shares of Series B and Series C preferred stock within the next 12 months. If we are required to repay or redeem these securities within the next 12 months, we may need to renegotiate the terms of such securities, to enable us to manage our cash resources. No assurances can be given, however, that we will be able to attain sales levels and support our costs through revenues derived from operations, generate sufficient cash flow to satisfy our other obligations or successfully modify the terms of our secured notes or preferred securities. In addition, there can be no assurance that the company will be successful in raising additional capital, or securing financing when needed or on terms satisfactory to the company. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised through the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition.

Our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	our relationships with suppliers and customers;

•	the market acceptance of our software and services;

•	the levels of promotion and advertising that will be required to launch our new offerings and achieve and maintain a competitive position in the marketplace;

•	price discounts on our products and services to our customers;

•	our pursuit of strategic transactions;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the level of accounts receivable and inventories, that we maintain;

•	capital improvements to new and existing facilities;

•	whether we are required to redeem our outstanding shares of preferred stock;

•	technological advances; and

•	our competitors’ response to our offerings.

Financing Activities

Except as discussed above, we have not engaged in any external financing activities in fiscal 2012 and 2011.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 500,000 shares of our common stock at a conversion rate of $1.40. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of March 31, 2012, no shares of the Series B preferred stock have been redeemed.

        In connection with our private placement of securities in October 2010, we issued 1,250,000 shares of Series C 15% convertible redeemable preferred stock (the “Series C preferred stock”). At our special meeting of stockholders held on April 9, 2012, our stockholders approved an amendment to the Series C Designation to extend the maturity date and increase the dividend rate of the Series C preferred stock, and also approved the issuance of 1,650,000 warrants to the holder of the Series C preferred stock. The Series C Designation, as amended, provides for the mandatory redemption of all outstanding shares of Series C preferred stock upon their stated maturity date of April 12, 2013, the 30 month anniversary of the original issue date, unless prior to such date, our stockholders approve the conversion of the shares of Series C preferred stock into shares of our common stock. If we are required to redeem the shares of Series C preferred stock, we will be required to pay to the holders of the shares of Series C preferred stock a total redemption price equal to 102.5% of the stated value of the Series C shares, plus dividends, which would amount to $2,900,000. In addition, if at the maturity date of the Series C preferred stock, any shares of our Series B preferred stock remain outstanding, we will be required to redeem all such outstanding shares of Series B preferred stock immediately prior to the redemption of the Series C preferred stock. There are currently 28,000 shares of Series B preferred stock outstanding and the total redemption payment for the

Series B preferred stock is equal to $700,000 plus any accrued, but unpaid dividends thereon as of such redemption date. As discussed above, the company also has $4,050,000 of senior secured promissory notes that mature on January 9, 2013. Accordingly, the redemption of these securities may have an adverse effect on our cash position. To date, our stockholders have not approved the conversion of the Series C Preferred Stock. As described above, if necessary the company will seek to modify the terms of secured notes and the Series C preferred shares so that the company would not be required to redeem such securities on their scheduled maturity dates. However, no assurances can be given we will be able to modify the terms of these securities.

Commitments

Office Lease Commitments

We entered into the lease agreement for our executive offices on July 11, 2005. The lease was for a term of ten years and four months, with a commencement date of October 1, 2005 and covers approximately 19,700 total rentable square feet. The annual rent in the first year was $324,000 increasing to $512,000 in year 2 and increasing at regular intervals until year 10 when the annual rent would be approximately $561,000. Effective February 1, 2010, we amended our lease to reduce the annual rent to approximately $512,000 for the remaining lease term and extended the lease term for one year through January 2017. The lease also provides us with a one-time option to renew the lease for a term of five years at the then-current market rate. As part of the lease agreement, we posted a letter of credit securing our lease payments which was reduced to approximately $256,000.

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of March 31, 2012 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years
Total operating leases	$2,475	$512	$1,536	$427

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

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2012, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

We have approximately $210,000 invested in short-term investments as of March 31, 2012. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At March 31, 2012, our unrestricted cash and marketable securities totaled approximately $3,760,000, of which approximately $210,000 was invested in money market investments. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred net losses of approximately $12,555,000, including a loss of approximately $5,769,000 related to discontinued operations for our former German subsidiary, $9,005,000 and $9,367,000 for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. We also had a net loss of $5,597,000 for the nine months ended March 31, 2012 and had an accumulated deficit of approximately $174,234,000 at March 31, 2012. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we may not be profitable in any future period.

Our capital requirements have been significant and we may need to raise additional capital to finance our operations.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements and registered offerings of our securities and on short-term and long-term loans to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software, services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $6,465,000, $8,109,000 and $8,144,000 in cash for continuing operating activities for the fiscal years ended June 30, 2011, 2010 and 2009, respectively, and $5,295,000 for the nine months ended March 31, 2012. Our available cash, cash equivalents and marketable securities as of March 31, 2012 totaled approximately $3,760,000. We expect our existing resources, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, these resources may not be sufficient if we are required to repay our secured notes or redeem our outstanding shares of Series B and Series C preferred stock within the next 12 months. If we are required to repay or redeem these securities within the next 12 months, we may need to renegotiate the terms of such securities, if necessary, to enable us to manage our cash resources. No assurances can be given, however, that we will be able to attain sales levels and support our costs through revenues derived from operations, generate sufficient cash flow to satisfy our other obligations or successfully modify the terms of these securities, or that the company will be able to continue as a going concern. If our available cash resources and projected revenue levels are not sufficient to sustain our operations, or otherwise meet our cash needs, we will need to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. There can be no assurance, however, that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially, which could have a material adverse effect on our business, financial condition and results of operations. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

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

In July 2007, we entered into a new three-year license agreement with the U.S. Postal Service® (USPS) to act as a non-exclusive authorized service provider of the USPS Electronic Postmark® (EPM). Pursuant to this license agreement, the USPS granted the company a non-exclusive, worldwide license to use its applicable trademarks and other intellectual property rights for the EPM service in order to enable us to offer the EPM service directly to the market. The USPS defined and maintained the technical and operational standards for the EPM service, and served as backup verifier for all EPM transactions. Authentidate was the first provider to be authorized in a new standards-based EPM service model created by the USPS to help ensure performance standards and facilitate the development of a multi-provider environment. We operated the EPM service on behalf of the USPS since March 2003, under a strategic alliance agreement that expired on July 31, 2007. This license agreement was effective as of August 1, 2007 and had been extended through December 2010. However, the license agreement was allowed to expire as of December 31, 2010, in accordance with its terms. The USPS has notified the company that it hopes to develop a revised framework for the next generation of the USPS EPM and may revamp the program in the future. The USPS and the company continue to work towards ensuring a smooth transition from the USPS EPM brand. The company will continue to provide customers with uninterrupted content authentication and time and date stamping services utilizing its proprietary intellectual property rights as it transitions from the USPS brand to the Authentidate brand. In March, 2011, the company began to market its content authentication services as AuthentiProof™. In addition, this transition will not impact the performance or capabilities of our other products and solutions, including our suite of Incsrybe® offerings and the telehealth products and services. In light of these developments, we may need to incur additional costs in order to commercialize this technology.

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

We do not own or lease any manufacturing facilities. Accordingly, in order to market our telehealth solution we purchase components and finished appliances from unaffiliated suppliers and a contract manufacturer. In addition, we use unaffiliated third parties to provide distribution services for this solution. If the agreements with these third parties are terminated or if they are unable to perform their obligations under such agreements, it could take several months to establish and qualify alternative suppliers and manufacturing and distribution partners for our products and we may not be able to fulfill our customers’ orders in a timely manner. At the present time we believe that if existing third party relationships terminate, alternative providers are available on commercially reasonable terms. However, there can be no assurance that the future production capacity of our current manufacturer will be sufficient to satisfy our requirements or that alternative providers of components or manufacturing or distribution services will be available on commercially reasonable terms, or at all. The failure to identify suitable alternative supplies, manufacturers or distributors could adversely impact our customer relationships and our financial condition. In addition, due to our use of third-party manufacturers and distributors, we do not have control over the timing of product shipments. Delays in shipment could result in the deferral or cancellation of purchases of our products, which would harm our results of operations in any particular quarter. Net revenue for a period may be lower than predicted if large orders forecasted for that period are delayed or are not realized, which could impact cash flow or result in a decline in our stock price.

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

We evaluate our long-lived assets, including property and equipment, licenses, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. As discussed more fully in Notes to Condensed Consolidated Financial Statements, in April 2011 we completed the sale of our German subsidiary and information, including goodwill, related to such subsidiary has been presented as discontinued operations for all applicable periods presented. In connection with the sale of the subsidiary, we recorded a non-cash loss of approximately $5,405,000 related to the goodwill recorded in connection with the acquisition of this subsidiary in 2002. The company initially recorded the estimated loss related to its German subsidiary as a non-cash goodwill impairment charge of $5,400,000 during the quarter ended December 31, 2010 based primarily on lowered expectations for growth in future revenues and cash flows, certain unsolicited market information regarding the business and uncertainty regarding the recovery in the market for comparable assets. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

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

In April 2011, we announced that we had received a contract award from the U.S. Department of Veterans Affairs (the “VA”) pursuant to which the company was selected as a supplier to the VA for its Telehealth Program for home telehealth solutions. The award is for a national contract and under this agreement the company will market its telehealth solution, to VA facilities throughout the country. The agreement consists of a one year base period that commenced May 15, 2011 and four option years, which are at the VA’s sole discretion. There is no minimum purchase requirement under the contract. On April 17, 2012, the VA exercised the first extension option, however, there can be no assurance that the VA will exercise any of the other option periods under the agreement nor can the company provide any assurances as to the actual amount of products and solutions, if any, that may ultimately be purchased by VA facilities under the agreement.

In addition, U.S. government contracts typically contain unilateral termination provisions for the government and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. These risks include the ability of the U.S. government unilaterally to:

•	suspend or prevent us for a set period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations;

•	terminate our contracts, including if funds become unavailable or are not provided to the applicable governmental agency;

•	delay the issuance of the additional security clearances for our employees which may be necessary for the company to perform under the agreement; or revoke such clearances;

•	reduce the scope and value of our contracts and/or revise the timing for work to be performed;

•	audit and object to our contract-related costs and fees, including allocated indirect costs;

•	control and potentially prohibit the export of our products;

•	claim rights to products, including intellectual property, developed under the contract; and

•	change certain terms and conditions in our contracts.

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

Due to the economic downturn, the accompanying fall in tax revenues, and the U.S. government’s efforts to stabilize the economy, the U.S. government may be forced or choose to reduce or delay spending in the healthcare administration field, which could decrease the likelihood of future government contract awards, the likelihood that the government will exercise its right to extend its existing contracts with us and/or the likelihood that the government would procure products from us.

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

The production, marketing and sale of devices used in the health-care industry have inherent risks of liability in the event of product failure or claim of harm caused by product operation. Furthermore, even meritless claims of product liability may be costly to defend against. The commercialization of the telehealth device exposes us to such claims. These types of product liability claims may result in decreased demand for this product, injury to our reputation, related litigation costs, and substantial monetary awards to plaintiffs. We attempt to limit by contract our liability, however, the limitations of liability set forth in the contracts may not be enforceable in certain jurisdictions or may not otherwise protect us from liability for damages. We may also be subject to claims that are not covered by contract, such as a claim directly by a patient. Although we currently maintain product liability insurance, we may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost. Our inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could inhibit the commercialization of any products that we develop. If we are sued for any injury caused by our products or processes, then our liability could exceed our product liability insurance coverage and our total assets.

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

In connection with our manufacturing and sales plans for the ExpressMD™ Solutions telehealth service, we have purchased certain components and contract manufacturing services for the production of the monitoring appliance. Our ability to recover our investment in this venture, including in building inventories of our current telehealth products is subject to risks. If we are unable to generate sufficient demand for this product, we may not be able to recover our costs in acquiring these assets. As of March 31, 2012, total inventory was valued at approximately $4.4 million and we had prepaid inventory investments of approximately $0.8 million that are included in other current assets.

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

The price of our common stock has been, and is likely to continue to be, volatile. Our stock price during the fiscal year ended June 30, 2011 traded as low as $0.38 per share and as high as $1.60 per share and during the nine months ended March 31, 2012, our common stock traded within a range of $0.55 to $1.29. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

Our common stock is currently traded on The NASDAQ Capital Market under the symbol “ADAT”. If we fail to meet any of the continued listing standards of The NASDAQ Capital Market, our common stock will be delisted from The NASDAQ Capital Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price. On September 19, 2011, we received a letter from The NASDAQ Stock Market advising that the company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Listing Rule 5550(a)(2). The letter stated that we had until March 19, 2012 to regain compliance. On March 20, 2012, NASDAQ notified us that it had granted us an additional 180 days to regain compliance with the minimum bid price requirement of Listing Rule 5550(a)(2). In its March 20, 2012 notification, NASDAQ stated that although we had not regained compliance with the listing rule, we were eligible for the second grace period since we satisfied the other applicable requirements for continued listing on the NASDAQ Capital Market.

We may achieve compliance during the additional 180-day period if the closing bid price of our common stock is at least a $1.00 per share for a minimum of 10 consecutive business days before September 17, 2012. If this occurs, Nasdaq will provide us with written notification of compliance. If the company does not regain compliance during this additional grace period, NASDAQ will provide written notice that the company’s common stock is subject to delisting. In that event, the company may appeal such determination to a hearings panel. There can be no guarantee that the company will be able to regain compliance with the listing rule. Further, this deficiency notice relates exclusively to our bid price deficiency. We may be delisted during the applicable grace periods for failure to maintain compliance with any other listing requirement which may occur.

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

The holders of the Senior Secured Notes issued in our recent bridge financing have a first priority security interest in all of our assets and these notes include customary covenants regarding our ability to incur additional indebtedness. If we are required to repay these securities on their scheduled due date, our financial condition may be adversely affected.

On March 14, 2012, we consummated the sale of an aggregate principal amount of $4,050,000 of senior secured promissory notes and warrants to purchase a total of 6,044,766 shares of common stock to certain accredited investors in a private placement under the Securities Act. The secured notes are senior secured promissory notes and are not convertible into our equity securities and are due and payable on the first to occur of the ten month anniversary of the issue date or the consummation of a subsequent financing, defined as the closing of a sale of equity or convertible debt securities generating at least $6,000,000 in gross proceeds. The secured notes are secured by a first priority lien on all of our assets in accordance with, and subject to, a security agreement between us and the investors. If we are unable to consummate a subsequent financing, we will be required to repay the secured notes on their scheduled maturity date in January 2013, which would have an adverse effect on our cash position. Among the investors that purchased secured notes from us were three members of our board of directors, Mr. J. David Luce, Mr. John J. Waters, and Mr. O’Connell Benjamin, who is also our chief executive officer, as well as Mr. William Marshall, our chief financial officer. In addition, our largest stockholder, Lazarus Investment Partners, LLLP, participated in this transaction and the manager of the general partner of Lazarus Investment Partners, LLLP, is the brother of Dr. Todd A. Borus, a member of our board of directors.

The secured notes contain covenants and events of default customary for similar transactions. Accordingly, without the consent of the holders of a majority in interest of the secured notes, we must comply with certain restrictions against incurring additional indebtedness and granting additional security interests on our assets. Among the defined events of default are defaults of our payment obligations, breach of any material covenant or representation of the secured note or the related transaction agreements, and the commencement of proceedings under applicable U.S. federal or state bankruptcy, insolvency, reorganization or other similar laws either against us or by us. If we are unable to repay the secured notes when due, or upon an event of default, the holders could foreclose on our assets

Since we have not paid dividends on our common stock, you may not receive income from this investment.

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

The average daily trading volume in our common stock for the twelve months ended March 31, 2012 was approximately 167,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

In connection with our October 2010 private placement, we filed with the Secretary of State of Delaware a Certificate of Designations, Preferences and Rights and Number of Shares of Series C 15% convertible redeemable preferred stock, or the Series C Designation. As amended on April 10, 2012, the Series C Designation provides for the mandatory redemption of all outstanding shares of Series C preferred stock upon their stated maturity date on April 12, 2013, which is the 30 month anniversary of the original issue date, unless prior to such date, our shareholders approve the conversion of the shares of Series C preferred stock into shares of our common stock. If we are required to redeem the shares of Series C preferred stock, we will be required to pay to the holders of the shares of Series C preferred stock a total redemption price equal to 102.5% of the stated value of the Series C shares, plus dividends, which would amount to $2,900,000. Following our recent special meeting of shareholders held on April 9, 2012, our shareholders have declined to approve the conversion of the Series C preferred stock on four occasions. Consistent with our obligations under the purchase agreement entered into with the purchasers of the Series C preferred stock, we will call additional meetings of our shareholders at which shareholders will again be requested to approve the conversion of the shares of Series C preferred stock. In addition, if at the maturity date of the Series C preferred stock, any shares of our Series B preferred stock remain outstanding, we will be required to redeem all such outstanding shares of Series B preferred stock immediately prior to the redemption of the Series C preferred stock. There are currently 28,000 shares of Series B preferred stock outstanding and the total redemption payment for the Series B preferred stock is equal to $700,000 plus any accrued, but unpaid dividends thereon as of such redemption date. Accordingly, the redemption of these securities may have an adverse effect on our cash position.

The number of shares of our common stock outstanding has increased substantially as a result of our recent financings, and the exercise or conversion of the warrants and shares of preferred stock issued in these transactions could result in further dilution to holders of our common stock.

Upon the closing of our October 2010 private placement, we issued to a group of institutional and other accredited investors a total of 7,500,000 shares of our common stock, plus 1,250,000 shares of Series C preferred stock, which, as amended, are convertible into an maximum of 7,125,000 shares of common stock at the initial conversion price of $0.40 (including all shares issuable in lieu of cash dividends for the 30 month term) and common stock warrants to purchase a total of 6,250,000 additional shares of common stock. In addition, in connection with the registered direct offering of common stock and warrants we announced on October 7, 2011, we sold an additional 5,874,998 shares of common stock and warrants to purchase 2,937,497 shares of common stock. The issuance of these securities resulted in substantial dilution to stockholders who held our common stock prior to such transactions. For example, the shares issued in our 2011 financing represented approximately 11.3% of our outstanding common stock after the offering, without giving effect to the exercise of the warrants. Further, the conversion of the shares of Series C preferred stock and exercise of warrants issued in the 2010 private placement may result in further dilution to the holders of our common stock. As of March 31, 2012, the number of shares issued to the purchasers in this private placement and warrants exercised to date represents approximately 14.4% of our outstanding common stock, without giving effect to the conversion of the shares of Series C preferred stock or the exercise of the outstanding common stock warrants. In addition, in connection with the amendments to the Series C preferred stock to extend the maturity date to April 12, 2013 and increase the dividend rate to 20% for the extension period, the company issued the holders of the Series C preferred stock warrants to purchase 1,650,000 shares of common stock and in connection with the senior secured promissory note transaction in March 2012, the company issued the note holders warrants to purchase 6,044,766 shares of common stock. The conversion of the shares of Series C preferred stock is subject to the approval of our stockholders in accordance with applicable Nasdaq requirements and under the purchase agreement with the investors, we are obligated to seek stockholder approval for the conversion of the shares of Series C preferred stock. As mentioned above, our stockholders have not approved such conversion. These stockholders, if acting together, may have significant influence over the outcome of any stockholder vote, other than any proposal to approve the conversion of such shares, including the election of directors and other significant business matters that require stockholder approval. Such other significant business matters could include, for example, the approval of mergers or other business combination transactions. The sale of these shares of common stock and any conversion of the shares of preferred stock and exercise of warrants (subject to stockholder approval, as discussed above) may adversely affect the market price of our common stock and our stock price may decline substantially.

The exercise of our outstanding options and warrants, or conversion of our outstanding shares of convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of March 31, 2012, the following options and warrants were outstanding:

•

Stock options to purchase 4,784,000 shares of common stock at exercise prices ranging from $0.39 to $6.61 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $2.14 per share. These stock options are employee and non-executive director options.

•	Warrants to purchase 15,802,000 shares of common stock with a weighted average exercise price of $0.76 per share.

In addition, there are currently outstanding 28,000 shares of our Series B convertible preferred stock and 1,250,000 shares of our Series C preferred stock. The holder of the Series B convertible preferred stock may convert these shares into shares of our common stock at a conversion price equal to $1.40 per share. Accordingly, the outstanding 28,000 shares of Series B convertible preferred stock are presently convertible into an aggregate of 500,000 shares of our common stock, which will be available for immediate resale in accordance with the provisions of Rule 144 under the Securities Act. Further, as described above, the shares of Series C preferred stock (and all accrued dividends thereon) will convert into a maximum of 7,125,000 shares of our common stock at an initial conversion price of $0.40, effective upon the approval of our stockholders. If our stockholders approve the conversion of the shares of Series C preferred stock, then all shares of Series C preferred stock will automatically convert into shares of our common stock.

To the extent that these securities are exercised or converted, dilution to our stockholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities. Further, in the event the conversion price of our outstanding shares of convertible preferred stock is lower than the actual trading price on the day of conversion, the holders could immediately sell their converted common shares, which would have a dilutive effect on the value of the outstanding common shares. Furthermore, the significant downward pressure on the trading price of our common stock as preferred stock holders converted these securities and sell the common shares received on conversion could encourage short sales by the holders of preferred stock or other stockholders. This would place further downward pressure on the trading price of our common stock. Even the mere perception of eventual sales of common shares issued on the conversion of the shares of preferred stock could lead to a decline in the trading price of our common stock.

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

Except as previously reported and as described elsewhere in this Quarterly Report on Form 10-Q, we did not sell unregistered securities during the quarter ended March 31, 2012.

During the quarter ended March 31, 2012, we issued an aggregate of 47,703 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2001 Non-Executive Director Stock Option Plan, as amended. Such shares were issued for service on our board during the quarter ended December 31, 2011. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

In April 2012, we issued an aggregate of 47,003 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2011 Omnibus Equity Incentive Plan. Such shares were issued for service on our board during the quarter ended March 31, 2012. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the nine months ended March 31, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

The company has scheduled its next annual meeting of stockholders for June 21, 2012 (the “2012 Annual Meeting”), to be held at the company’s headquarters in Berkeley Heights, New Jersey. As the date for the 2012 Annual Meeting represents a change of more than 30 days from the anniversary of the company’s annual meeting of stockholders on May 5, 2011, the company has set a new deadline for the receipt of any stockholder proposals for inclusion in the company’s proxy materials for the 2012 Annual Meeting. The new deadline for the submission of the stockholder proposals is the close of business on May 16, 2012, which the company believes is a reasonable time before it will begin the printing and mailing of its definitive proxy materials for the 2012 Annual Meeting. Stockholder proposals received by us after such date will be considered untimely and will not be included in our proxy statement for the 2012 Annual Meeting. Any such proposals must be addressed to the company’s corporate secretary at its executive offices located at 300 Connell Drive, 5th Floor, Berkeley Heights, N.J. 07922. Any such proposals will need to comply with the rules of the Securities and Exchange Commission regarding the inclusion of stockholder proposals in the company’s proxy materials, and may be omitted from the company’s proxy statement if not in compliance with applicable requirements. In addition, if the company is not notified by such deadline of an intent to present a proposal at the 2012 Annual Meeting, management will have the right conferred by the proxies to exercise its discretionary voting authority with respect to such proposal, if presented at the meeting. The foregoing deadlines are later than the deadlines disclosed in the company’s proxy statement for its 2011 annual meeting.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference. A management contract or compensation plan or arrangement is indicated with (*).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith

3.1	Certificate of Amendment to the Certificate of Designations, Preferences and Rights and Number of Shares of Series C 15% Convertible Redeemable Preferred Stock	8-K	4/11/12	3.1

4.1	Form of Senior Promissory Note	8-K	3/14/12	4.1

4.2	Form of Warrant issued in Secured Note Financing	8-K	3/14/12	4.2

4.3	Form of New Warrant issued to Series C Preferred Stockholders	Definitive Proxy Statement	3/13/12	C

10.1	Form of Securities Purchase Agreement dated as of March 9, 2012	8-K	3/14/12	10.1

10.2	Form of Security Agreement dated as of March 9, 2012	8-K	3/14/12	10.2

10.3	Form of Series C Consent and Voting Agreement dated as of March 9, 2012	8-K	3/14/12	10.3

10.4	Form of Amendment to Security Agreement dated as of March 28, 2012	8-K	3/30/12	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1	The following financial information from the Authentidate Holding Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**				X

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

May 10, 2012	/s/ O’Connell Benjamin
Date	O’Connell Benjamin
Chief Executive Officer

/s/ William A. Marshall
William A. Marshall
Chief Financial Officer & Treasurer