Form 10-K
period 2012-06-30
AUTHENTIDATE HOLDING CORP
filed 2012-09-28
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2011): $35,000,000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 27,026,346 as of September 21, 2012.

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

Our telehealth solutions provide in-home patient vital signs monitoring systems and services to improve care for patients with chronic illnesses and reduce the cost of care by delivering results to their healthcare providers via the Internet. Our telehealth solutions combine our Electronic House Call™ patient vital signs monitoring appliances or our Interactive Voice Response patient vital signs monitoring solution with a web-based management and monitoring software module based on our Inscrybe® Healthcare platform. Both solutions enable unattended measurements of patients’ vital signs and related health information and are designed to aid wellness and preventative care and deliver better care to specific patient segments who require regular monitoring of medical conditions. Healthcare providers can easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans securely via the Internet. The service provides a combination of care plan schedule reminders and comprehensive disease management education as well as intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Healthcare providers and health insurers are also expected to benefit by having additional tools to improve patient care and reduce overall in-person and emergency room patient visits.

Authentidate currently operates its business in the United States with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. The business is engaged in the development and sale of web-based services largely based on our Inscrybe® platform and related capabilities and telehealth services featuring our Electronic House Call and Interactive Voice Response products. In recent years we have focused our efforts on developing and introducing solutions for use in the healthcare information technology industry.

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

Another element in the United States marketplace is ongoing healthcare reform which we believe could drive insurance coverage to an estimated 32 million additional consumers and may have many second order effects on our customers. For example, healthcare providers may face increased volumes that could create capacity constraints, and they may find it challenging to profitably provide care at the planned reimbursement rates under the expanded coverage models. We also expect additional compliance and reporting challenges for our customers in the areas of pay-for-quality, coding requirements, and waste, fraud and abuse measures. We believe the above factors create strong incentives for providers to maximize efficiency and create the need for additional investments in healthcare information technology solutions and services. Thus, while the current economic environment has impacted our business, we believe the fundamental value proposition of healthcare information technology remains strong and that the healthcare information technology industry will likely benefit as healthcare providers and governments continue to recognize that these solutions and services contribute to safer, more efficient healthcare.

In June 2012, the Centers for Medicare and Medicaid Services (CMS) announced that more than 100,000 health care providers are using electronic health records meeting federal standards and have benefitted from the Medicare and Medicaid Electronic Health Record incentive programs. As providers adopt electronic healthcare records, we believe the need for solutions such as those we offer, will be significant. We believe we are well positioned to benefit from these expected increases in demand due to our product and service offerings. Further, increasingly, health care providers in the U.S. are recognizing that they must invest in healthcare information technology to meet regulatory requirements, comply with government reimbursement requirements, and qualify for incentives, all of which should contribute to an increased demand for healthcare information technology solutions and services in the United States.

Another aspect of the market for health care information technology is the shift away from fee-for-service or volume-based reimbursement and towards value-based or outcomes-based reimbursement. Payers, including health insurance companies and federal and state governments are implementing programs to link reimbursement to quality measurements and outcomes, and this alignment creates significant financial motivation for adoption of healthcare information technology products and services. We believe that there are substantial sums of reimbursement funds that are tied to incentive programs such as value based purchasing, 30-day readmission rules and quality reporting requirements. We believe that our target markets will need to acquire additional healthcare information technology solutions in order to comply with these programs.

A related recent development is the Hospital Readmission Reduction Program which will take effect October 1, 2012. The final rules require hospitals to be financially responsible for the cost of care provided to discharged patients readmitted to the hospital for the same problem within 30 days after discharge. As a result, we believe more hospitals may be interested in utilizing our discharge management products, which streamline the flow of patient information from the hospital to community providers.

We believe that a growing number of third-party studies document how telehealth can positively impact the way healthcare is delivered. From acute care to chronic care for those living with diabetes, congestive heart failure or hypertension, a wide range of patient populations can benefit from telehealth. We believe that telehealth products are helping physicians and patients to accomplish a number of goals, including, shifting visits away from high-cost settings; reducing the cost of managing patients with chronic diseases; reducing unnecessary hospital readmissions; reducing the duration of hospital stays; improving access to care for patients located in remote areas; and improving outcomes.

General Business Developments during Fiscal Year 2012

During fiscal 2012 we have continued to take steps to refine our core product and service offerings, significantly expand our addressable markets, manage operating costs and position the company for long-term growth. We are focused on refining and marketing our Inscrybe® Healthcare Referral Management and Hospital Discharge solutions and our telehealth products and services. As discussed above, we believe our business will benefit as the federal government healthcare reforms are implemented and as trends in the U.S. healthcare industry to significantly reduce costs, shorten the length of hospital stays, reduce hospital readmissions, shift patient care towards wellness and preventative care programs and automate healthcare records and processes take hold. Although we have taken steps to focus our business in these areas, our progress will be impacted by the timing of customer contracts and implementations and the market acceptance of our products and services.

During this period we have also advanced the development of our telehealth service offerings and continued to refine the capabilities of our Electronic House Call and Interactive Voice Response products and services. In April 2011, we announced that we had been selected as a supplier to the Department of Veterans Affairs (VA) for its Care Coordination Home Telehealth Program and in April 2012 we announced that the VA had exercised its first one-year option to extend the term of our contract, which also includes three additional one-year extension options. In July 2012, the VA successfully completed the required test-in phase for our Electronic House Call vital signs monitoring device and web-service and we received approval to begin the national rollout of this solution to VA facilities throughout the U.S. and its territories. During the contract period, the company will be committed to provide, subject to purchase orders from the VA, telehealth devices and certain associated software solutions. We believe that the VA telehealth project positions the company for success as this market develops in the commercial sector and provides a significant growth opportunity for the company as we work to support the VA in its efforts to deliver quality care to our veterans. There can be no assurance that the VA will exercise any of the other option periods under the agreement nor can the company provide any assurances as to the actual amount of products and solutions, if any, that may ultimately be purchased by VA facilities under the agreement.

As discussed more fully in Note 19 of Notes to Consolidated Financial Statements, on November 21, 2011 we completed a definitive joint venture termination agreement with our former joint venture partner whereby our joint venture relationship was terminated and ExpressMD Solutions became a wholly-owned subsidiary of the company. We also entered into a worldwide, perpetual, irrevocable, royalty-free, non-exclusive license to use the intellectual property of our former joint venture partner and an affiliated company, as needed, to continue to develop our telehealth products and services. We believe this transaction provides us with greater flexibility to meet emerging market needs in the telehealth space and enables us to continue to offer innovative and leading-edge products and solutions to our customers.

We intend to continue our efforts to market our software applications, web-based services and related products in our target markets. We also intend to focus on identifying additional applications and markets where our technology can address customer needs.

Our current revenues consist principally of transaction fees for web-based hosted software services. From our telehealth business we generate revenues from hardware sales, monthly monitoring services and maintenance fees. For the fiscal year ended June 30, 2012 three customers accounted for approximately 39% of our consolidated revenues. Growth in our business is affected by a number of factors, including general economic and business conditions, and is characterized by long sales cycles. The timing of customer contracts, implementations and ramp-up to full utilization can have a significant impact on results and we believe our results over a longer period of time provide better visibility into our performance.

Products and Services

We provide web-based software applications and telehealth products and services that (i) accelerate patient placement at care facilities or care providers; (ii) speed care order (referral) completion and approval and (iii) connect patients to their care providers through remote monitoring and communications. Our solutions incorporate workflow automation, electronic signature, and transaction management capabilities based on our Inscrybe® platform and remote patient monitoring solutions using our Electronic House Call and Interactive Voice Response products and services. Our services are designed for ease of use and flexibility, and can be easily customized to meet the needs of specific industries or companies. Our products and services are scalable, facilitating the migration from existing paper processes and patient care practices and are designed to be seamlessly interfaced with billing, electronic medical records and hospital information and patient record systems. Our customers only require an Internet connection and web browser to access our web-based applications thereby utilizing previous investments in systems and technology. The ability of Inscrybe® to permit customers to choose the modules they want to implement, as well as the platform’s ability to support mixed-modal forms of communication contribute to the platform’s functionality and versatility.

Inscrybe® Healthcare—Inscrybe® Healthcare is a secure web-based workflow automation solution that enables healthcare industry participants to securely exchange and track a variety of documents, certificates, authorizations, and other information over different modes of communication, including electronic and fax delivery. Inscrybe Healthcare incorporates electronic signatures, rules based electronic forms, content authentication using AuthentiProof, workflow intelligence for routing and transaction management, and identity credentialing and verification. Inscrybe Healthcare allows users to simplify complex clinical and administrative processes required for patient care, and facilitates order processing, online review and electronic signature of healthcare documentation, while validating the identity of the parties involved. Further, it is designed to comply with Health Insurance Portability and Accountability Act (HIPAA) guidelines. We designed the system in a modular fashion so it is easily configurable to meet customer needs and allows for the migration from current paper-based processes to an efficient paperless automated work environment. It is used to track and manage all kinds of structured and unstructured data and can be interfaced with existing in-house and external systems, including Health Information Exchange infrastructures. Inscrybe Healthcare includes the following workflow automation solutions:

•

Inscrybe Referral Management—provides an automated process for the exchange, update, completion and management of healthcare orders including certificates of medical necessity, plan-of-care forums, written orders, interim orders, prior authorizations, claim attachments and other supporting documentation required by healthcare payors for reimbursement of medical equipment and service claims from care providers. The physician module available with this solution provides physicians and their staff members with the ability to automate the referral order entry and tracking process and enables physicians to electronically sign order documents securely on the web. Physicians can also use this solution to refer patients to other physicians, communicate with patients using secure e-mail and track billable signatures and time spent managing patient care plans to support reimbursements. The solution’s community portal and workflow features enable home care and post-acute care providers, hospitals, health insurers and physicians to streamline important workflow processes which facilitate timely patient care, accelerate referral completion and reimbursement, maximize productivity, enhance compliance and reduce costs.

•

Inscrybe Hospital Discharge—automates the hospital discharge planning process and enables hospital case managers, social workers, and discharge planners to optimize the patient discharge process. The Hospital Discharge solution uses defined workflows for patient discharge referrals, eligibility verification and acceptance, and automatic notifications to suitable care facilities or home care providers. The solution improves hospital facility utilization by optimizing patient length-of-stay and bed turnover and can incorporate input from family members into the discharge process resulting in a more efficient, cost-effective discharge planning process and enhanced compliance with patient care plans.

Electronic House Call™ and Interactive Voice Response Telehealth Solutions—the in-home Electronic House Call solution integrates an advanced in-home patient vital signs monitoring system with a web-based service based on the Inscrybe® Healthcare platform. The Electronic House Call device is an FDA 510(k) market clearance approved remote patient monitoring device that works with simple devices, such as blood pressure monitors, weight scales, thermometers, glucometers, sleep apnea devices and wound care cameras, for unassisted patient vital signs measurement and monitoring. The system allows for manual entry or automatically takes vital signs from peripherals (both wired and wireless devices) and communicates with the practitioner over the Internet for analysis and intervention. Patients can access the information on the monitoring software interface to review their own vital statistics history, as well as to obtain reminders of their scheduled medications, practitioner instructions, and therapy regimen. The system also includes onscreen patient treatment, disease management education, and intelligent routing to alert on-duty caregivers if any vital statistics fall outside of the range of parameters pre-set by the practitioner. The Interactive Voice Response (IVR) patient vital signs monitoring solution offers patients an alternative to using a dedicated vital signs in-home monitoring device. Using any touch-tone phone, patients can answer their session questions and enter their vital signs test results verbally or by entering their answers on their phone keypad. The IVR solution uses the same peripheral devices as the Electronic House Call solution and answers to session questions and measurements are viewable by caregivers on the same web-based service. The IVR solution is designed for patients who require a flexible, mobile solution for care plan reminders and vital signs monitoring. Additionally, physicians and their staff can order supplies and services for patients using the Inscrybe Healthcare feature provided by the system.

Inscrybe® Office—a web-based service, for business or personal use, to securely and conveniently sign, seal and confirm receipt of important documents over the web. The service supports multiple electronic signatures on the same document, provides optional features such as acknowledgment of receipt, verification of recipient identity, content authentication using AuthentiProof and audit trails. Inscrybe Office can be used for legally binding or compliance-dependent transactions such as business or personal contracts, agreements, closing documents, transcripts, offer letters, prescriptions, authorizations and other important documents.

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

Sales and Marketing

We sell our web-based services and telehealth products and services through a direct sales effort, reseller arrangements and group purchasing organizations (GPOs). Our resellers and GPOs typically receive a commission based on a percentage of the value of customer agreements we enter into due to their efforts. In cases where our contracts have a term exceeding one year, we generally defer service revenue derived from these contracts and recognize it over the life of the contract. The markets for healthcare devices and solutions include integrated delivery networks, physician groups and networks, managed and accountable care organizations, hospitals, medical centers, home health agencies, pharmacies, governments and public health organizations.

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

Patents and Trademarks

Presently, we have one issued U.S. patent. We also have been granted a license to one issued U.S. patent and one pending patent application by Authentidate International AG, and to two U.S. patents by our former joint venture partner and their affiliate. Some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate”, “Inscrybe”, “AuthentiProof” and “Inscrybe Office” in the U.S., the trademark “Authentidate” in Canada, Mexico and the European Community, “Inscrybe” in the European Community and Canada, “Inscrybe Office,” and a number of other trademarks as Madrid Protocol international registrations. We have also filed trademark applications in the United States for the trademark InscrybeMD. We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. There can be no assurance that any patents or registrations will be issued or that any such patents or registrations that do issue will be effective to protect our products and services or trademarks from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

Research and Development

The market for our web-based services and telehealth products is characterized by rapid technological change involving the application of a number of advanced technologies, including those relating to computer hardware and software, communication technologies, mass storage devices, electronic signatures, content authentication and other related technologies. Our ability to be competitive depends upon our ability to anticipate and effectively react to technological changes, changing market conditions and the requirements of our customers. Product development expenses for the fiscal years ended June 30, 2012, 2011, and 2010 were, $928,000, $829,000 and $1,016,000, respectively.

Our product development activities are focused on enhancing our products and services and developing new products and services to address customer and market needs. Current development efforts are focused on enhancing our current products and services and developing additional applications for the healthcare market. We capitalize software development costs and amortize those costs in accordance with our policy disclosed in Note 1 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

In addition, with respect to our telehealth offerings, in connection with the termination of the joint venture our former joint venture partner and an affiliate licensed to us certain intellectual property assets to enable us to continue to commercialize and develop the Electronic House Call™ remote patient monitoring products and services. Accordingly, our right to utilize any such intellectual property is subject to the terms of this agreement. Further, and similar to the intellectual property owned by us, there can be no assurance that the intellectual property licensed to us will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

As described in greater detail in Item 3—Legal Proceedings, Express MD Solutions LLC, a subsidiary of the company, on January 6, 2012 was served with a summons and complaint in a purported patent infringement lawsuit filed by Robert Bosch Healthcare Systems, Inc. Based on the facts of which we are currently aware, management believes that this matter will not have a material adverse effect on our financial position, results of operations or cash flows. However, this matter is subject to inherent uncertainties and management’s assessment may change.

Employees

At June 30, 2012, we employed 38 full-time employees throughout our operations, including our senior management. None of our employees are represented by a collective bargaining agreement and we believe that our employee relations are satisfactory. In the normal course of business, we also use part-time employees and contract with third parties to provide support for various projects.

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

Government Regulation of Medical Devices

Government authorities in the United States at the federal, state and local levels and foreign countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing, and import and export of medical devices. In April 2009, we received clearance for the telehealth device marketed by the company. Various federal, state, local and foreign statutes and regulations also govern testing, manufacturing, safety, labeling, storage, distribution and record-keeping related to such products and their marketing. The process of obtaining these approvals and clearances, and the subsequent process of maintaining substantial compliance with appropriate federal, state, local, and foreign statutes and regulations, can require the expenditure of substantial time and financial resources. In addition, statutes, rules, regulations and policies may change and new legislation or regulations may be issued that could delay such approvals.

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

HIPAA

Two federal crimes were created under the Health Insurance Portability and Accountability Act of 1996, or HIPAA: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Individually identifiable health information is subject to an array of federal and state regulation. Federal rules promulgated pursuant to HIPAA regulate the use and disclosure of health information by “covered entities.” Covered entities include individual and institutional healthcare providers from which we may receive individually identifiable health information. These regulations govern, among other things, the use and disclosure of health information for research purposes, and require the covered entity to obtain the written authorization of the individual before using or disclosing health information for research. Failure of the covered entity to obtain such authorization could subject the covered entity to civil and criminal penalties. We may experience delays and complex negotiations as we deal with each entity’s differing interpretation of the regulations and what is required for compliance. Also, where our customers or contractors are covered entities, including hospitals, universities, physicians or clinics, we may be required by the HIPAA regulations to enter into “business associate” agreements that subject us to certain privacy and security requirements. In addition, many states have laws that apply to the use and disclosure of health information, and these laws could also affect the manner in which we conduct our research and other aspects of our business. Such state laws are not preempted by the federal privacy law where they afford greater privacy protection to the individual. While activities to assure compliance with health information privacy laws are a routine business practice, we are unable to predict the extent to which our resources may be diverted in the event of an investigation or enforcement action with respect to such laws. HIPAA regulations also require national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Moreover, the Health Information Technology for Economic and Clinical Health Act (HITECH) provisions of the American Recovery and Reinvestment Act of 2009 (ARRA,) and associated regulatory requirements, extend many of the HIPAA obligations, formerly imposed only upon covered entities, to business associates as well. The extension of these HIPAA obligations to business associates by law has created additional liability risks related to the privacy and security of individually identifiable health information.

Available Information

We file registration statements, periodic and current reports, proxy statements, and other materials with the Securities and Exchange Commission (SEC). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings. We make our public filings with the SEC, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all exhibits and amendments to these reports available free of charge on our web site, http://www.authentidate.com, as soon as reasonably practicable after we file such material with the SEC. We also make available on our web site reports filed by our executive officers and directors on Forms 3, 4 and 5 regarding their ownership of our securities. These materials are available in the “Investor Relations” portion of our web site, under the link “SEC Filings.” We also use our web site to make generally available important information about our company. Important information, including press releases, presentation and financial information regarding our company, is routinely posted on and accessible on the Investor Relations subpage of our web site, which is accessible by clicking on the tab labeled “Investors” on our web site home page. Therefore, investors should look to the “Investor Relations” subpage of our web site for important information. Information contained on our web site is not part of this Annual Report on Form 10-K.

Corporate Information

Authentidate Holding Corp. was organized in August 1985 as Bitwise Designs, Inc. and reincorporated under the laws of the state of Delaware in May 1992. We changed our name to Authentidate Holding Corp. in March 2001. Our executive office is presently located at the Connell Corporate Center, 300 Connell Drive, 5th Floor, Berkeley Heights, New Jersey 07922, and our telephone number is (908) 787-1700. Authentidate, Inc. was organized as a majority-owned subsidiary during our 2000 fiscal year and we presently own 100% of the outstanding capital stock of this company. ExpressMD Solutions LLC was formed in June, 2008 and we presently own 100% of the membership interests of this company.

ITEM 1A.	RISK FACTORS

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended June 30, 2012, have affected, and in some cases could affect, our actual results of operation and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our financial statements and related notes.

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred net losses of approximately $8,352,000, $12,555,000, including a loss of approximately $5,769,000 related to discontinued operations for our former German subsidiary, and $9,005,000 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively and had an accumulated deficit of approximately $177,104,000 at June 30, 2012. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we may not be profitable in any future period.

Our capital requirements have been significant and we may need to raise additional capital to finance our operations.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements and registered offerings of our securities and on short-term and long-term loans to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software, services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $6,513,000, $6,465,000 and $8,109,000 in cash for continuing operating activities for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Our available cash, cash equivalents and marketable securities as of June 30, 2012 totaled approximately $2,246,000. We expect our existing resources, proceeds from the $3.3 million senior note transaction completed in September 2012, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, these resources may not be sufficient if we are required to redeem our outstanding shares of Series B and Series C preferred stock within the next 12 months. If we are required to redeem these securities within the next 12 months, we may need to renegotiate the terms of such securities, if necessary, to enable us to manage our cash resources. No assurances can be given, however, that we will be able to attain sales levels and support our costs through revenues derived from operations, generate sufficient cash flow to satisfy our other obligations or successfully modify the terms of these securities, or that the company will be able to continue as a going concern. If our available cash resources and projected revenue levels are not sufficient to sustain our operations, or otherwise meet our cash needs, we will need to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. There can be no assurance, however, that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially, which could have a material adverse effect on our business, financial condition and results of operations. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

•	our need to utilize a significant amount of cash to support research and development activities and to make incremental investments in our organization;

•	our ability to achieve targeted gross profit margins and cost management objectives;

•	our ability to reach break-even or profitability;

•	the extent to which we consolidate our facilities and relocate employees and assets;

•	the success of our sales and marketing efforts;

•	our potential need to redeem our outstanding shares of preferred stock;

•	our need to repay our outstanding secured notes;

•	the extent and terms of any development, marketing or other arrangement,; and

•	changes in economic, regulatory or competitive conditions, including the current financial crisis.

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

In July 2007, we entered into a new three-year license agreement with the U.S. Postal Service® (USPS) to act as a non-exclusive authorized service provider of the USPS Electronic Postmark® (EPM). We had operated the EPM service on behalf of the USPS since March 2003, under a strategic alliance agreement that expired on July 31, 2007. This license agreement was allowed to expire as of December 31, 2010, in accordance with its terms. The USPS has notified the company that it hopes to develop a revised framework for the next generation of the USPS EPM and may revamp the program in the future and has engaged the company to provide verification services through March 2019 for EPMs issued through March 2012. The USPS and the company continue to work towards ensuring a smooth transition from the USPS EPM brand and the company will continue to provide customers with uninterrupted content authentication and time and date stamping services utilizing its proprietary intellectual property rights as it transitions to its own content authentication services under the AuthentiProof™ brand. This transition will not impact the performance or capabilities of our other products and solutions, including our suite of Incsrybe® offerings and the telehealth products and services.

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

We have been in the past, and may become in the future, involved in legal proceedings. You should carefully review and consider the various disclosures we make in our reports filed with the SEC regarding legal matters that may affect our business. As described in greater detail below, our ExpressMD Solutions subsidiary was served with a summons and complaint in a purported patent infringement lawsuit filed by Robert Bosch Healthcare Systems, Inc. alleging that the ExpressMD Solutions’ “Electronic House Call” product infringes one or more claims of certain patents allegedly owned by the plaintiff. ExpressMD Solutions filed an answer to the complaint and asserted counterclaims seeking declarations that the patents are invalid and not infringed. We believe that we have strong defenses to plaintiff’s allegations and we intend to vigorously defend the litigation. However, civil and criminal litigation is inherently unpredictable and outcomes can result in excessive verdicts, fines, penalties and/or injunctive relief that affect how we operate our business. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. We cannot predict with certainty the outcome of any legal proceedings in which we become involved and it is difficult to estimate the possible costs to us stemming from any such matters. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations, financial position and cash flows.

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

We evaluate our long-lived assets, including property and equipment, licenses, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. As discussed more fully in Notes to Consolidated Financial Statements, in April 2011 we completed the sale of our German subsidiary and information for such subsidiary has been presented as discontinued operations for all applicable periods presented. In connection with the sale of the subsidiary, we recorded a non-cash loss of approximately $5,405,000 related to the goodwill recorded in connection with the acquisition of this subsidiary in 2002. The company initially recorded the estimated loss related to its German subsidiary as a non-cash goodwill impairment charge of $5,400,000 during the quarter ended December 31, 2010 based primarily on lowered expectations for growth in future revenues and cash flows, certain unsolicited market information regarding the business and uncertainty regarding the recovery in the market for comparable assets. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

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

Presently, we have one issued U.S. patent. We also have been granted a license to one issued U.S. patent and one pending patent application by Authentidate International AG, and to two U.S. patents by our former joint venture partner and their affiliate. Some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate”, “Inscrybe”, “AuthentiProof” and “Inscrybe Office” in the U.S., the trademark “Authentidate” in Canada, Mexico and the European Community, “Inscrybe” in the European Community and Canada, “Inscrybe Office,” and a number of other trademarks as Madrid Protocol international registrations. We have also filed trademark applications in the United States for the trademark InscrybeMD. We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services. Other companies operating within our business segments may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how, much of which is maintained as trade secrets and there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce our rights under any patent.

In addition, with respect to our telehealth offerings, in connection with the termination of the joint venture, our former joint venture partner and an affiliate licensed to us certain intellectual property assets to enable us to continue to commercialize and develop the ExpressMD Solutions remote patient monitoring products and services. Accordingly, our right to utilize any such intellectual property is subject to the terms of this agreement. Further, and similar to the intellectual property owned by us, there can be no assurance that the intellectual property licensed to us will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

We have investigated patents held by third parties of which we are aware and we believe that our products and services, including our telehealth offerings, do not infringe on the claims of these patents. However, we cannot provide any assurances that our products and services do not infringe upon any third party patents or violate the proprietary rights of others, including the patents we have investigated, and it is possible that such infringement or violation has occurred or may occur. As described in greater detail below, on January 6, 2012, our ExpressMD Solutions subsidiary was served with a summons and complaint in a purported patent infringement lawsuit filed by Robert Bosch Healthcare Systems, Inc. alleging that the ExpressMD Solutions’ “Electronic House Call” product infringes one or more claims of certain patents allegedly owned by the plaintiff. ExpressMD Solutions filed an answer to the complaint and asserted counterclaims seeking declarations that the patents are invalid and not infringed. We believe that we have strong defenses to plaintiff’s allegations and we intend to vigorously defend the litigation. In addition, we intend to exercise our rights of set-off and indemnification as against EncounterCare Solutions, Inc. and the co-licensor to us of the patents in issue.

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

Healthcare industry consolidation could impose pressure on our price, reduce our potential client base and reduce demand for our offerings.

Many hospitals and health care centers have consolidated to create larger healthcare enterprises with greater market power. If this consolidation trend continues, it could reduce the size of our potential customer base and give the resulting enterprises greater bargaining power, which may lead to erosion of the prices for our products and services. In addition, this consolidation could also erode our revenue base.

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

Security and Privacy of Patient Information. Federal, state and local laws regulate the confidentiality of patient records and the circumstances under which those records may be released. These regulations govern both the disclosure and use of confidential patient medical record information and require the users of such information to implement specified security measures. United States regulations currently in place governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply. Similarly, laws in non-U.S. jurisdictions may have similar or even stricter requirements related to the treatment of patient information. In the United States, HIPAA regulations require national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which include healthcare organizations such as our clients, our employer clinic business model and our claims transmission services, are required to comply with the privacy standards, the transaction regulations and the security regulations. Moreover, the recently enacted Health Information Technology for Economic and Clinical Health Act (HITECH) provisions of the American Recovery and Reinvestment Act of 2009 (ARRA) and associated regulatory requirements, extend many of the HIPAA obligations, formerly imposed only upon covered entities, to business associates as well. As a business associate of our clients who are covered entities, we were in most instances already contractually required to ensure compliance with the HIPAA regulations as they pertain to handling of covered client data. However, the extension of these HIPAA obligations to business associates by law has created additional liability risks related to the privacy and security of individually identifiable health information. Evolving HIPAA and HITECH related laws or regulations and regulations in non-U.S. jurisdictions could restrict the ability of our clients to obtain, use or disseminate patient information. This could adversely affect demand for our solutions if they are not re-designed in a timely manner in order to meet the requirements of any new interpretations or regulations that seek to protect the privacy and security of patient data or enable our clients to execute new or modified healthcare transactions. We may need to expend additional capital, software development and other resources to modify our solutions and devices to address these evolving data security and privacy issues. Furthermore, our failure to maintain confidentiality of sensitive personal information in accordance with the applicable regulatory requirements could damage our reputation and expose us to breach of contract claims (although we contractually limit liability, when possible and where permitted), fines and penalties.

If we are unable to generate sufficient demand for our current telehealth product and services, we may not be able to recover our inventory and other investments. Further, modifications to our current telehealth product may require new marketing clearances or approvals or require us to cease marketing or recall the modified products until such clearances or approvals are obtained.

In connection with our manufacturing and sales plans for the ExpressMD™ Solutions telehealth service, we have purchased certain components and contract manufacturing services for the production of the monitoring appliance. Our ability to recover our investment in this venture, including in building inventories of our current telehealth products is subject to risks. If we are unable to generate sufficient demand for this product, we may not be able to recover our costs in acquiring these assets. As of June 30, 2012, total inventory was valued at approximately $4.0 million and we had prepaid inventory investments of approximately $0.8 million that are included in other current assets.

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

At June 30, 2012, we had net operating loss, or NOL, carry forwards for federal income tax purposes of approximately $139,000,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code, following an “ownership change,” special limitations apply to the use by a “loss corporation” of its (i) NOL carry forwards arising before the ownership change and (ii) net unrealized built-in losses (if such losses existed immediately before the ownership change and exceed a statutory threshold amount) recognized during the five years following the ownership change ((i) and (ii) are referred to collectively as the “Applicable Tax Attributes”). After an ownership change, the amount of the loss corporation’s taxable income for each post-change taxable year that may be offset by the Applicable Tax Attributes is limited to the product of the “long-term tax-exempt rate” (published by the IRS for the month of the ownership change) multiplied by the value of the loss corporation’s stock (the “Section 382 Limitation”). To the extent that the loss corporation’s Section 382 Limitation in a given taxable year exceeds its taxable income for the year, that excess increases the Section 382 Limitation in future taxable years.

Risks Related to Our Common Stock

Our stock price is volatile and could decline.

The price of our common stock has been, and is likely to continue to be, volatile. After giving effect to our reverse stock split, our stock price during the fiscal year ended June 30, 2012 traded as low as $1.10 per share and as high as $2.58 per share. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•	quarterly variations in our operating results;

•	announcements we make regarding significant contracts, acquisitions, dispositions, or strategic partnerships;

•	additions or departures of key personnel;

•	the introduction of competitive offerings by existing or new competitors;

•	uncertainty about and customer confidence in the current economic conditions and outlook;

•	reduced demand for any given product on web-based service offering; and

•	sales of our common stock.

In addition, the stock market in general, including companies whose stock is listed on The NASDAQ Capital Market, have experienced extreme price and volume fluctuations that have often been disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

We were not in compliance with The NASDAQ Capital Market $1.00 minimum bid price requirement and failure to maintain compliance with this standard could result in delisting and adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on The NASDAQ Capital Market under the symbol “ADAT”. If we fail to meet any of the continued listing standards of The NASDAQ Capital Market, our common stock will be delisted from The NASDAQ Capital Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price. On September 19, 2011, we received a letter from The NASDAQ Stock Market advising that the company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Listing Rule 5550(a)(2) and on March 20, 2012, NASDAQ notified us that it had granted us an additional 180 days to regain compliance with the minimum bid price requirement of Listing Rule 5550(a)(2). To demonstrate compliance with this requirement, the closing bid price of our common stock needed to be at least $1.00 per share for a minimum of 10 consecutive business days before September 17, 2012. In order to satisfy this requirement, on August 30, 2012, we filed an amendment to our Certificate of Incorporation to implement a one for two reverse split of our common stock and our common stock began trading on a split adjusted basis on August 31, 2012. On September17, 2012, we received notice from The NASDAQ Stock Market that we had regained compliance with the minimum bid price requirement for continued listing of our common stock on The NASDAQ Capital Market.

Although we have regained compliance with the minimum bid price rule, there can be no assurance that we will be able to maintain continued compliance with this rule or the other listing requirements of The NASDAQ Capital Market. If we were unable to meet these requirements, we would receive another delisting notice from the Nasdaq Capital Market for failure to comply with one or more of the continued listing requirements. If our common stock were to be delisted from The NASDAQ Capital Market, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board. Such trading will reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock. If our common stock is delisted from The NASDAQ Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

The holders of the Senior Secured Notes issued in our bridge financings have a first priority security interest in all of our assets and these notes include customary covenants regarding our ability to incur additional indebtedness. If we are required to repay these securities on their scheduled due date, our financial condition may be adversely affected.

On March 14, 2012 and September 28, 2012, we consummated the sales of an aggregate principal amount of $7,350,000 of senior secured promissory notes and warrants to purchase a total of 5,580,527 shares of common stock to certain accredited investors in a private placement under the Securities Act. In addition, we issued 2,197,674 warrants to the holders of the senior secured notes issued in March 2012 in consideration of the extension of the maturity date of such notes to October 31, 2013. The secured notes are senior secured promissory notes and are not convertible into our equity securities and are due and payable on the first to occur of October 31, 2013 or the consummation of a subsequent financing as defined. The secured notes are secured by a first priority lien on all of our assets in accordance with, and subject to, a security agreement between us and the investors. If we are unable to consummate a subsequent financing, we will be required to repay the secured notes on their scheduled maturity date, which may have an adverse effect on our cash position. Among the investors that purchased secured notes from us in one or both of these transactions were three members of our board of directors, Mr. J. David Luce, Mr. John J. Waters, and Mr. O’Connell Benjamin, who is also our chief executive officer, as well as Mr. William Marshall, our chief financial officer. In addition, our largest stockholder, Lazarus Investment Partners, LLLP, participated in these transactions and the manager of the general partner of Lazarus Investment Partners, LLLP, is the brother of Dr. Todd A. Borus, a member of our board of directors.

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

The average daily trading volume in our common stock for the twelve months ended June 30, 2012 was approximately 40,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

We filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission in August 2009, which was declared effective by the Commission on September 30, 2009. Under this registration statement, we may sell, from time to time in one or more public offerings, shares of our common stock, shares of our preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of such securities. After giving effect to our registered direct offering completed in October 2011, there is approximately $29 million available for future issuances under this registration statement, subject to SEC limitations. We have also filed a “shelf” registration statement on From S-3 with the Securities and Exchange Commission in August 2012 which would replace the September 2009 shelf registration statement if and when it is declared effective. This latter registration statement has not yet been declared effective by the Commission. This disclosure shall not constitute an offer to sell or a solicitation of an offer to buy the securities, nor shall there by any sale of these securities in any jurisdiction in which an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Any offer of the securities will be solely by means of the prospectus included in the registration statement and one or more prospectus supplements that will be issued at the time of the offering.

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

In connection with our October 2010 private placement, we filed with the Secretary of State of Delaware a Certificate of Designations, Preferences and Rights and Number of Shares of Series C 15% convertible redeemable preferred stock, or the Series C Designation. As amended on April 10, 2012, the Series C Designation provides for the mandatory redemption of all outstanding shares of Series C preferred stock upon their stated maturity date on April 12, 2013, which is the 30 month anniversary of the original issue date, unless prior to such date, our shareholders approve the conversion of the shares of Series C preferred stock into shares of our common stock. If we are required to redeem the shares of Series C preferred stock, we will be required to pay to the holders of the shares of Series C preferred stock a total redemption price equal to 102.5% of the stated value of the Series C shares, plus dividends, which would amount to $2,900,000. Following our recent annual meeting of shareholders held on June 21, 2012, our shareholders have declined to approve the conversion of the Series C preferred stock on five occasions. Consistent with our obligations under the purchase agreement entered into with the purchasers of the Series C preferred stock, we will call additional meetings of our shareholders at which shareholders will again be requested to approve the conversion of the shares of Series C preferred stock. In addition, if at the maturity date of the Series C preferred stock, any shares of our Series B preferred stock remain outstanding, we will be required to redeem all such outstanding shares of Series B preferred stock immediately prior to the redemption of the Series C preferred stock. There are currently 28,000 shares of Series B preferred stock outstanding and the total redemption payment for the Series B preferred stock is equal to $700,000 plus any accrued, but unpaid dividends thereon as of such redemption date. Accordingly, the redemption of these securities may have an adverse effect on our cash position.

The number of shares of our common stock outstanding has increased substantially as a result of our recent financings, and the exercise or conversion of the warrants and shares of preferred stock issued in these transactions could result in further dilution to holders of our common stock.

Upon the closing of our October 2010 private placement, we issued to a group of institutional and other accredited investors a total of 3,750,000 shares of our common stock, plus 1,250,000 shares of Series C preferred stock, which, as amended, are convertible into an maximum of 3,562,500 shares of common stock at the initial conversion price of $0.80 (including all shares issuable in lieu of cash dividends for the 30 month term) and common stock warrants to purchase a total of 3,125,000 additional shares of common stock. In addition, in connection with the registered direct offering of common stock and warrants we announced on October 7, 2011, we sold an additional 2,937,497 shares of common stock and warrants to purchase 1,468,752 shares of common stock. The issuance of these securities resulted in substantial dilution to stockholders who held our common stock prior to such transactions. For example, the shares issued in our 2011 financing represented approximately 11.3% of our outstanding common stock after the offering, without giving effect to the exercise of the warrants. Further, the conversion of the shares of Series C preferred stock and exercise of warrants issued in the 2010 private placement may result in further dilution to the holders of our common stock. As of June 30, 2012, the number of shares issued to the purchasers in this private placement and warrants exercised to date represents approximately 13.9% of our outstanding common stock, without giving effect to the conversion of the shares of Series C preferred stock or the exercise of the outstanding common stock warrants. In addition, in connection with the amendments to the Series C preferred stock to extend the maturity date to April 12, 2013 and increase the dividend rate to 20% for the extension period, the company issued the holders of the Series C preferred stock warrants to purchase 825,000 shares of common stock and in connection with the senior secured promissory note transactions in March and September 2012, the company issued the note holders warrants to purchase an aggregate of 7,778,201 shares of common stock. The conversion of the shares of Series C preferred stock is subject to the approval of our stockholders in accordance with applicable Nasdaq requirements and under the purchase agreement with the investors, we are obligated to seek stockholder approval for the conversion of the shares of Series C preferred stock. As mentioned above, our stockholders have not approved such conversion. These stockholders, if acting together, may have significant influence over the outcome of any stockholder vote, other than any proposal to approve the conversion of such shares, including the election of directors and other significant business matters that require stockholder approval. Such other significant business matters could include, for example, the approval of mergers or other business combination transactions. The sale of these shares of common stock and any conversion of the shares of preferred stock and exercise of warrants (subject to stockholder approval, as discussed above) may adversely affect the market price of our common stock and our stock price may decline substantially.

The exercise of our outstanding options and warrants, or conversion of our outstanding shares of convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of June 30, 2012, the following options and warrants were outstanding:

•

Stock options to purchase 2,533,000 shares of common stock at exercise prices ranging from $0.78 to $13.22 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $4.04 per share. These stock options are employee and non-executive director options.

•	Warrants to purchase 8,651,000 shares of common stock with a weighted average exercise price of $1.53 per share.

In addition, there are currently outstanding 28,000 shares of our Series B convertible preferred stock and 1,250,000 shares of our Series C preferred stock. The holder of the Series B convertible preferred stock may convert these shares into shares of our common stock at a conversion price equal to $2.80 per share. Accordingly, the outstanding 28,000 shares of Series B convertible preferred stock are presently convertible into an aggregate of 250,000 shares of our common stock, which will be available for immediate resale in accordance with the provisions of Rule 144 under the Securities Act. Further, as described above, the shares of Series C preferred stock (and all accrued dividends thereon) will convert into a maximum of 3,562,500 shares of our common stock at an initial conversion price of $0.80, effective upon the approval of our stockholders. If our stockholders approve the conversion of the shares of Series C preferred stock, then all shares of Series C preferred stock will automatically convert into shares of our common stock.

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

On January 6, 2012, Express MD Solutions LLC, a subsidiary of the company, was served with a summons and complaint in a purported patent infringement lawsuit filed by Robert Bosch Healthcare Systems, Inc. (“Plaintiff”) against Express MD Solutions LLC, in the U.S. District Court for the Northern District of California, Case No. 5:12-cv-00068-JW. The complaint alleges that the Express MD Solutions’ “Electronic House Call” product infringes one or more claims of certain patents allegedly owned by the Plaintiff. Plaintiff is seeking injunctive relief, damages, punitive damages, interest, and other costs and expenses. Express MD Solutions filed an answer to the complaint on January 27, 2012 and asserted counterclaims seeking declarations that the patents are invalid and not infringed. On May 11, 2012, Plaintiff filed an amended complaint, dropping two patents previously asserted and adding one new patent. Express MD Solutions filed a motion to dismiss on June 15, 2012, which the Court granted with leave for Plaintiff to amend the complaint. Plaintiff filed a second amended complaint on July 24, 2012. Express MD filed an answer on August 7, 2012 and asserted counterclaims seeking invalidity of the patents and a declaration of non-infringement. On September 6, 2012 the case was reassigned to a new judge.

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

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on The NASDAQ Capital Market under the symbol “ADAT.” After giving effect to our reverse stock split, the following is the range of high and low sales prices for our common stock on The NASDAQ Capital Market for the periods indicated below:

	High	Low
Fiscal Year 2012
1st Quarter	$2.58	$1.22
2nd Quarter	$1.88	$1.10
3rd Quarter	$1.60	$1.28
4th Quarter	$1.64	$1.18

Fiscal Year 2011
1st Quarter	$1.72	$1.00
2nd Quarter	$1.36	$0.76
3rd Quarter	$1.26	$0.80
4th Quarter	$3.20	$1.06

As of September 7, 2012 there were approximately 500 holders of record of our common stock. We believe that there are approximately 6,500 holders of our common stock.

On September 19, 2011, we received a letter from The NASDAQ Stock Market advising that the company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Listing Rule 5550(a)(2) and on March 20, 2012, NASDAQ notified us that it had granted us an additional 180 days to regain compliance with the minimum bid price requirement of Listing Rule 5550(a)(2). In order to satisfy this requirement, on August 30, 2012, we filed an amendment to our Certificate of Incorporation to implement a one for two reverse split of our outstanding common stock and our common stock began trading on a split adjusted basis on August 31, 2012. On September 17, 2012, we received notice from The NASDAQ Stock Market that we regained compliance with the minimum bid price requirements for continued listing of our common stock on The NASDAQ Capital Market. As a result of the reverse stock split, each two shares of our outstanding common stock was combined and reclassified into one share of common stock. The reverse stock split affected all stockholders of our common stock uniformly, but did not materially affect any stockholder’s percentage of ownership interest. The par value of our common stock remains unchanged at $0.001 per share and the number of authorized shares of common stock remains the same after the reverse stock split. In connection with this reverse stock split, the number of shares of common stock reserved for issuance under our equity incentive, stock option plans as well as the shares of common stock underlying outstanding shares of preferred stock, stock options and warrants were also proportionately reduced while the conversion and exercise prices of these securities were proportionately increased. All references to shares of common stock and per share data for all periods presented in this Annual Report on Form 10-K and the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

Dividend Policy

We have not paid any dividends on our common stock since our inception. We do not expect to pay any dividends on our common stock in the foreseeable future and plan to retain earnings, if any, to finance the development and expansion of our business. Further, our Certificate of Incorporation authorizes our board of directors to issue Preferred Stock with a preferential right to dividends. We currently have 28,000 shares of Series B Preferred Stock outstanding which have the right to receive dividends equal to an annual rate of 10% of the issue price payable on a semi-annual basis and 1,250,000 shares of Series C Preferred Stock outstanding which have the right to receive dividends equal to an annual rate of 20% (as amended) of the issue price payable in stock at conversion, if approved by our stockholders, or in cash at maturity.

Sales of Unregistered Securities

For the quarter ended June 30, 2012, an aggregate of 27,259 restricted shares of our common stock were earned by non-executive directors and were issued in July 2012 in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2011 Omnibus Equity Incentive Plan. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended June 30 2012, warrants to purchase 75,000 shares of common stock were exercised and we issued an aggregate of 75,000 shares of common stock to the warrant holders. The warrants were exercised in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Repurchase of Equity Securities

There were no stock repurchases during the year ended June 30, 2012.

Securities Authorized for Issuance under Equity Compensation Plans

Disclosure pursuant to this item is provided below in Item 12 of this Annual Report.

Stock Performance Graph

The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Authentidate under the Securities Act or the Exchange Act.

Comparison of Cumulative Total Return—June 30, 2007 to June 30, 2012

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

Listed below is the value of a $10,000 investment at each of the fiscal year ends presented:

Cumulative Total Shareholder Return at June 30,

	2007	2008	2009	2010	2011	2012
ADAT	$10,000	$2,662	$7,792	$4,091	$7,792	$4,221
Nasdaq Composite Index	$10,000	$8,808	$7,049	$8,102	$10,654	$11,275
Nasdaq Computer Index	$10,000	$9,322	$7,717	$9,230	$12,104	$13,710

(1)	Assumes $10,000 was invested at June 30, 2007 in Authentidate and each Index presented.
(2)	The comparison indices were chosen in good faith by management. Most of our peers are divisions of large multi-national companies, therefore a comparison may not be meaningful.

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended June 30,
(in thousands, except per share amounts)	2012	2011	2010	2009	2008
Statement of Operations Data:
Continuing operations
Revenues	$3,188	$2,936	$2,427	$2,790	$2,298
Operating expenses	10,895	10,087	11,304	12,153	18,125
Loss	(8,352)	(6,786)	(9,047)	(8,813)	(14,423)
Net loss	(8,352)	(12,555)	(9,005)	(9,367)	(15,811)
Basic and diluted net loss per common share	(0.35)	(0.59)	(0.50)	(0.54)	(0.92)

Other Financial Data:
Continuing operations:
Net cash used by operating activities	$(6,513)	$(6,465)	$(8,109)	$(8,144)	$(14,745)
Net cash (used) provided in investing activities (1)	(1,277)	1,680	(156)	(689)	(1,425)
Net cash provided (used) by financing activities	7,612	4,557	3,509	(52)	(53)
Net (decrease) increase in cash, cash equivalents and marketable securities	(178)	1,069	(4,756)	(8,885)	(16,723)
Net cash provided (used) by discontinued operations	—	1,260	(296)	131	(90)

Balance Sheet Data:
Current assets	$8,449	$8,229	$8,080	$8,977	$13,338
Current liabilities	3,647	3,290	5,526	2,590	3,220
Working capital	4,802	4,939	2,554	6,387	10,118
Marketable securities (2)	—	—	—	—	3,950
Total assets	12,861	10,835	20,544	22,270	31,551
Total long term liabilities	281	140	140	140	140
Redeemable preferred stock	3,254	2,931	—	—	—
Shareholders’ equity	2,813	4,474	14,878	19,540	28,191

(1)	Excludes purchases and sales of marketable securities.
(2)	Certain marketable securities were reclassed to long-term assets in FY 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our telehealth solutions provide in-home patient vital signs monitoring systems and services to improve care for patients with chronic illnesses and reduce the cost of care by delivering results to their healthcare providers via the Internet. Our telehealth solutions combine our Electronic House Call™ patient vital signs monitoring appliances or our Interactive Voice Response patient vital signs monitoring solution with a web-based management and monitoring software module based on our Inscrybe® Healthcare platform. Both solutions enable unattended measurements of patients’ vital signs and related health information and are designed to aid wellness and preventative care, and deliver better care to specific patient segments who require regular monitoring of medical conditions. Healthcare providers can easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans securely via the Internet. This service provides a combination of care plan schedule reminders and comprehensive disease management education as well as intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Healthcare providers and health insurers are also expected to benefit by having additional tools to improve patient care, and reduce overall in-person and emergency room patient visits.

Authentidate currently operates its business in the United States with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. The business is engaged in the development and sale of web-based services largely based on our Inscrybe® platform and related capabilities and telehealth services featuring our Electronic House Call and Interactive Voice Response products. In recent years we have focused our efforts on developing and introducing solutions for use in the healthcare information technology industry. We believe there are several factors that will be favorable for the healthcare information technology industry in the near future, despite lingering weakness in the global economy. Because healthcare information technology solutions play an important role in healthcare by improving safety, efficiency and reducing cost, they are often viewed as more strategic than other capital purchases. Most United States healthcare providers also recognize that they must invest in healthcare information technology to meet regulatory, compliance and government reimbursement requirements and incentive opportunities. In addition, government agencies, as well as politicians and policymakers appear to agree that the growing cost of our healthcare system is unsustainable. Leaders of both political parties recognize that the intelligent use of information systems will improve health outcomes and, correspondingly, drive down costs. The broad recognition that healthcare information technology is essential to help control healthcare costs and improve quality contributed to the inclusion of healthcare information technology incentives in the American Recovery and Reinvestment Act (ARRA). The ARRA and accompanying Health Information Technology for Economic and Clinical Health (HITECH) provisions include more than $35 billion in incentives for healthcare organizations to modernize operations through “meaningful use” of healthcare information technology. We believe that these incentives are contributing to increased demand for healthcare information technology solutions and services in the United States.

Another element in the United States marketplace is ongoing healthcare reform which we believe could drive insurance coverage to an estimated 32 million additional consumers and may have many second order effects on our customers. For example, healthcare providers may face increased volumes that could create capacity constraints, and they may find it challenging to profitably provide care at the planned reimbursement rates under the expanded coverage models. We also expect additional compliance and reporting challenges for our customers in the areas of pay-for-quality, coding requirements, and waste, fraud and abuse measures. We believe the above factors create strong incentives for providers to maximize efficiency and create the need for additional investments in healthcare information technology solutions and services. Thus, while the current economic environment has impacted our business, we believe the fundamental value proposition of healthcare information technology remains strong and that the healthcare information technology industry will likely benefit as healthcare providers and governments continue to recognize that these solutions and services contribute to safer, more efficient healthcare.

We have experienced net losses and negative cash flow from operating activities while we have been focused on developing new products and services, hiring management, refining our business strategies and repositioning our businesses for growth. Although we believe we are well positioned for such growth, we expect to continue to generate net losses and negative cash flow for the foreseeable future as we seek to expand our potential markets and generate increased revenues. As discussed in more detail below, we have completed several financing transactions, and sold non-core assets to fund our working capital needs. See “Liquidity and Capital Resources”. As discussed in more detail in Note 19 of Notes to Consolidated Financial Statements, on November 21, 2011 we completed a definitive joint venture termination agreement with our joint venture partner, EncounterCare Solutions, Inc. (Seller), whereby our joint venture relationship was terminated and ExpressMD Solutions became a wholly-owned subsidiary of the company. We also entered into a worldwide, perpetual, irrevocable, royalty-free, non-exclusive license to use the intellectual property of the Seller and an affiliated company to continue to commercialize and develop our ExpressMD telehealth products and services. In connection with these transactions we agreed to pay the Seller $1.0 million in cash of which $0.525 million was paid through closing, $0.20 million was paid in April 2012 and $0.275 million is due on October 1, 2012, net of any amounts offset in connection with the litigation discussed in Item 3 – Legal Proceedings. We also issued 750,000 shares of our common stock to the Seller. The company paid the cash consideration from cash on hand and issued the shares of common stock out of its authorized but unissued shares.

During fiscal 2012 we have continued to take steps to refine our core product and service offerings, significantly expand our addressable markets, manage operating costs and position the company for long-term growth. We are focused on refining and marketing our Inscrybe® Healthcare Referral Management and Hospital Discharge solutions and our telehealth products and services. As discussed above, we believe our business will benefit as the federal government healthcare reforms are implemented and as trends in the U.S. healthcare industry to significantly reduce costs, shorten the length of hospital stays, reduce hospital readmissions, shift patient care towards wellness and preventative care programs and automate healthcare records and processes take hold. Although we have taken steps to focus our business in these areas, our progress will be impacted by the timing of customer contracts and implementations and the market acceptance of our products and services.

During this period we have also advanced the development of our telehealth service offerings and continued to refine the capabilities of our Electronic House Call and Interactive Voice Response products and services. In April 2011, we announced that we had been selected as a supplier to the Department of Veterans Affairs (VA) for its core coordination home Telehealth Program and in April 2012 we announced that the VA had exercised its first one-year option to extend the term of our contract, which also includes three additional one-year extension options. In July 2012, the VA successfully completed the required test-in phase for our Electronic House Call vital signs monitoring device and web-service and we received approval to begin the national rollout of this solution to VA facilities throughout the U.S. and its territories. During the contract period, the company will be committed to provide, subject to purchase orders from the VA telehealth devices and certain associated software solutions. We believe that the VA telehealth project positions the company for success as this market develops in the commercial sector and provides a significant growth opportunity for the company as we work to support the

VA in its efforts to deliver quality care to our veterans. There can be no assurance that the VA will exercise any of the other option periods under the agreement nor can the company provide any assurances as to the actual amount of products and solutions, if any, that may ultimately be purchased by VA facilities under the agreement.

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

The company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The company based its estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on the company’s historical stock volatility. The assumptions used in the company’s Black-Scholes calculations for fiscal 2012, 2011 and 2010 are as follows:

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

Reverse Stock Split

On August 30, 2012, we filed an amendment to our Certificate of Incorporation to implement a one for two reverse split of our outstanding common stock and our common stock began trading on a split adjusted basis on August 31, 2012. As a result of the reverse stock split, each two shares of our outstanding common stock was combined and reclassified into one share of common stock. The reverse stock split affected all stockholders of our common stock uniformly, but did not materially affect any stockholder’s percentage of ownership interest. The par value of our common stock remains unchanged at $0.001 per share and the number of authorized shares of common stock remains the same after the reverse stock split. In connection with this reverse stock split, the number of shares of common stock reserved for issuance under our equity incentive, stock option plans as well as the shares of common stock underlying outstanding shares of preferred stock, stock options and warrants were also proportionately reduced while the conversion and exercise prices of these securities were proportionately increased. All references to shares of common stock and per share data for all periods presented in this Annual Report on Form 10-K and the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

Results of Operations

Fiscal Year 2012 Compared to Fiscal Year 2011

Revenues were $3,188,000 for the year ended June 30, 2012 compared to $2,936,000 for the prior year period. These results reflect an increase in revenues from our telehealth products and services partly offset by lower revenues from our hosted software services due primarily to the acquisition of one of our customers and the related contract expiration.

Cost of revenues increased to $2,589,000 for the year ended June 30, 2012 compared to $1,996,000 for the same period in the prior year, due primarily to the higher telehealth revenues partly offset by lower hosting and license fees for our hosted software services.

Selling general and administrative (SG&A) expenses increased to $6,359,000 for the year ended June 30, 2012 compared to $6,065,000 for the prior year period. The increase is due primarily to higher selling expenses, special shareholder meeting expenses and stock option expense offset in part by a payroll tax credit.

Product development expenses were $928,000 for the year ended June 30, 2012 compared to $829,000 for the prior year period. Product development expenses fluctuate period to period based on the amounts capitalized. Total spending for the periods, including capitalized amounts, was comparable as no amounts were capitalized for the periods. The increase for the current year is due primarily to higher personnel and stock option expenses.

Depreciation and amortization expense was $1,019,000 for the year ended June 30, 2012 compared to $1,197,000 for the prior year period. This change is due primarily to higher expenses for fixed assets and acquired licenses partly offset by a decrease in amortization of capitalized software.

Other expense was $645,000 for the year ended June 30, 2012 compared to other income of $365,000 for the prior year period. Other expense for the current period consists primarily of non-cash amortization of the debt discount on the company’s senior secured notes payable. Other income for the prior year includes a gain on the sale of certain non-core assets of approximately $351,000 and interest and rental income related to the non-core assets.

Net loss from continuing and discontinued operations for the year ended June 30, 2012 was $8,352,000, or $0.35 per share, compared to $12,555,000, or $0.59 per share, for the prior year period. The net loss for the year reflects higher revenues offset by the higher expenses and non-cash debt discount amortization discussed above. The net loss for the prior year period reflects the loss from discontinued operations discussed above, including a non-cash goodwill impairment charge of approximately $5.4 million, offset in part by a gain on the sale of certain non-core assets.

Fiscal Year 2011 Compared to Fiscal Year 2010

Revenues were $2,936,000 for the year ended June 30, 2011 compared to $2,427,000 for the prior year period. These results reflect increases in revenues from our telehealth products and services and our hosted software services from higher transaction volumes and new customer projects.

Cost of revenues decreased to $1,996,000 for the year ended June 30, 2011 compared to $2,016,000 for the same period in the prior year. This decrease is due primarily to lower hosting and license fees offset in part by higher telehealth revenues and higher maintenance and telecom expenses.

Selling general and administrative (SG&A) expenses decreased to $6,065,000 for the year ended June 30, 2011 compared to $7,063,000 for the prior year period. The decrease is due primarily to our cost management activities for the period.

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

Interest and other income was $365,000 for the year ended June 30, 2011 compared to $363,000 for the prior year period due primarily to the sale of non-core assets discussed below. The year ended June 30, 2011 reflects a gain on the sale of certain non-core assets of approximately $351,000 offset in part by lower interest and rental income for the year as a result of such sale. For the year ended June 30, 2010 other expense included a non-cash expense of $533,000 to amortize deferred financing costs related to a standby financing commitment discussed more fully in Note 21 of Notes to Consolidated Financial Statements which resulted in a net expense for the period.

The loss on the sale and related operations of our former German subsidiary was approximately $5,769,000, or $0.13 per share, for the year ended June 30, 2011. The company initially recorded a goodwill impairment charge during the quarter ended December 31, 2010 based primarily on lowered expectations for growth in future revenues and cash flows, certain unsolicited market information regarding the business and uncertainty regarding the recovery in the market for comparable assets. The company reclassified this amount to discontinued operations for the year ended June 30, 2011.

Net loss from continuing and discontinued operations for the year ended June 30, 2011 was $12,555,000, or $0.59 per share, compared to $9,005,000, or $0.50 per share, for the prior year period. The net loss for the year reflects higher revenues and lower expenses from our cost management activities, the gain on the sale of certain non-core assets and the loss on the sale and operations of our German subsidiary discussed above. Operating results for discontinued operations were not significant for the year ended June 30, 2011.

Liquidity and Capital Resources

Overview

Our operations and product development activities have required substantial capital investment to date. Our primary sources of funds have been the issuance of equity and the incurrence of third party debt. In February 2004, we sold 2,680,185 common shares in private placements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506, promulgated thereunder and received net proceeds of approximately $69,100,000 after payment of offering expenses and broker commissions. The proceeds received from this financing have been used to provide funding for our operations and product development activities. In addition, we completed a $3,400,000 registered direct offering of shares of common stock and warrants in December 2009 and received net proceeds of approximately $3,500,000 from this financing and the related warrant exercises. As described in greater detail in Notes 4, 8, 18 and 20 of Notes to Consolidated Financial Statements; we have completed a number of transactions over the past three years to increase our cash position and monetize non-core assets. In July 2010 we completed the sale of certain non-core assets and received net proceeds of approximately $2,350,000; in October 2010 the company completed the sale of $5,000,000 of its securities to institutional and accredited investors in a private placement transaction under Section 4(2) of the Securities Act of 1993, as amended, and Rule 506 of Regulation D, promulgated thereunder and received net proceeds of approximately $4,470,000 from this transaction; in April 2011, the company completed the sale of all of the shares of capital stock of its wholly-owned subsidiary, Authentidate International AG (“Authentidate International”) to Exceet Group, AG, a Swiss corporation and received net proceeds of approximately $1,300,000; in October 2011 the company entered into agreements pursuant to which it sold 2,937,497 shares of our common stock and 1,468,752 warrants to purchase shares of our common stock to institutional and/or accredited investors in a registered direct offering from which we received net proceeds of approximately $3,620,000, in March 2012 the company sold $4,050,000 of senior secured promissory notes and 3,022,388 warrants to purchase shares of our common stock to accredited investors including several directors, officers and significant stockholders of the company from which we received net proceeds of approximately $4,000,000, and in September 2012 the company sold $3,300,000 of senior secured promissory notes and 2,558,139 warrants to purchase shares of our common stock to accredited investors, including several directors and officers and significant stockholders of the company from which we received net proceeds of approximately $3,250,000. We are using the proceeds from these transactions for working capital and general corporate purposes, including supporting the rollout of our telehealth products and services.

For the year ended June 30, 2012, expenditures for data center equipment and other assets totaled approximately $511,000, expenditures for software licenses totaled approximately $41,000 and expenditures for the business acquisition discussed above amounted to approximately $725,000. We also recorded a payable for the net amount due on the acquisition. We have developed and intend to continue to develop new applications to grow our business and address new markets.

During the quarter ended September 30, 2009 we filed with the SEC a registration statement on Form S-3 and a pre-effective amendment to such registration statement under the Securities Act. The shelf registration, was declared effective by the SEC on September 30, 2009 and allows us to sell, from time to time in one or more public offerings, shares of our common stock, shares of our preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of such securities, for proceeds in the aggregate amount of up to $40 million. Following our registered direct offering in October 2011, there is approximately $29 million available under this registration statement for future transactions, subject to SEC limitations. . We have also filed a “shelf” registration statement on From S-3 with the SEC in August 2012 which would replace the September 2009 shelf registration statement if and when it is declared effective. This latter registration statement has not yet been declared effective by the Commission. The terms of any such future offerings, if any, and the type of equity or debt securities would be established at the time of the offering. This disclosure shall not constitute an offer to sell or a solicitation of an offer to buy the securities, nor shall there be any sale of these securities in any jurisdiction in which an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Any offer of the securities will be solely by means of the prospectus included in the registration statement and one or more prospectus supplements that will be issued at the time of the offering.

In December 2011, a special meeting of stockholders, our stockholders approved an amendment to our Amended Certificate of Incorporation to increase our authorized shares of common stock from 75,000,000 to 100,000,000 in order to provide us greater flexibility in considering our potential business needs. On April 9, 2012, at a special meeting of our stockholders the company’s stockholders approved an amendment to the company’s Certificate of Incorporation by an amendment to the company’s Certificate of Designations, Preferences and Rights and Number of Shares of Series C 15% Convertible Redeemable Preferred Stock to extend the maturity date and increase the dividend rate of the Series C preferred stock for the extension period. In connection with this amendment, the company issued warrants to purchase 825,000 shares of common stock to the holders of its Series C preferred stock.

Cash Flows

At June 30, 2012, cash, cash equivalents and marketable securities amounted to approximately $2,246,000 and total assets at that date were $12,861,000. Since June 30, 2011 cash, cash equivalents and marketable securities decreased by approximately $178,000 reflecting the issuance of company securities offset by cash used principally to fund operating losses, product development activities, the business acquisition discussed above, changes in working capital and capital expenditures during the year ended June 30, 2012. Cash used for the period includes investments in data center and related infrastructure equipment of approximately $511,000, the prepayment of certain inventory investments of approximately $700,000, which is included in other current assets, the prepayment of certain insurance premiums and maintenance contracts and the aforementioned business acquisition. We expect to continue to use cash to fund operating losses, product development activities, joint venture investments and capital expenditures for the foreseeable future.

Net cash used by operating activities for the year ended June 30, 2012 was approximately $6,513,000 compared to $6,465,000 for the prior year period.

Net cash used by investing activities, excluding purchases and sales of marketable securities, was $1,277,000 for the year ended June 30, 2012 compared to cash provided of $1,680,000 for the prior year period. This change primarily reflects the business acquisition and asset purchases discussed above for the current period compared to net proceeds from the sale of non-core assets discussed above.

Net cash provided by financing activities for the year ended June 30, 2012 was approximately $7,612,000 compared to $4,557,000 for the prior year period. These amounts reflect net proceeds from the registered direct offering and secured note transaction in fiscal 2012 and the private placement transaction in fiscal 2011 discussed above, less preferred stock dividends.

Cash flows from discontinued operations were not significant for the prior year periods. Net proceeds from the sale of these operations and related items amounted to approximately $1,300,000 and are included in investing activities for discontinued operations.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits, product development activities, business acquisitions, capital expenditures and telehealth activities. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings. As mentioned in the Overview Section, we believe that the company will benefit from the federal government healthcare reforms and industry trends focused on automation and cost reduction. Based on our business plan, we expect our existing resources, proceeds from the $3.3 million senior note transaction completed in September 2012, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, these resources may not be sufficient if we are required to redeem our outstanding shares of Series B and Series C preferred stock within the next 12 months. If we are required to redeem these securities within the next 12 months we may need to renegotiate the terms of such securities to enable us to manage our cash resources. No assurances can be given, however, that we will be able to attain sales levels and support our costs through revenues derived from operations, generate sufficient cash flow to satisfy our other obligations or successfully modify the terms of our preferred securities, or that the company will be able to continue as a going concern. If our available cash resources and projected revenue levels are not sufficient to sustain our operations, or otherwise meet our cash needs, we will need to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. In addition, there can be no assurance that the company will be successful in raising additional capital, or securing financing when needed or on terms satisfactory to the company. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition.

Our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	our relationships with suppliers and customers;

•	the market acceptance of our software and services;

•	the levels of promotion and advertising that will be required to launch our new offerings and achieve and maintain a competitive position in the marketplace;

•	price discounts on our products and services to our customers;

•	our pursuit of strategic transactions;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the level of accounts receivable and inventories that we maintain;

•	capital improvements to new and existing facilities;

•	technological advances;

•	our potential need to redeem our outstanding shares of preferred stock and repay our outstanding secured notes; and

•	our competitors’ response to our offerings.

Financing Activities

Except as discussed above, we have not engaged in any external financing activities in fiscal 2012 and 2011.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 250,000 shares of our common stock at a conversion rate of $2.80. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of June 30, 2012, no shares of the Series B preferred stock have been redeemed.

In connection with our private placement of securities in October 2010, we issued 1,250,000 shares of Series C 15% convertible redeemable preferred stock (the “Series C preferred stock”). At our special meeting of stockholders held on April 9, 2012, our stockholders approved an amendment to the Series C Designation to extend the maturity date and increase the dividend rate of the Series C preferred stock, and also approved the issuance of 825,000 warrants to the holder of the Series C preferred stock. The Series C Designation, as amended, provides for the mandatory redemption of all outstanding shares of Series C preferred stock upon their stated maturity date of April 12, 2013, the 30 month anniversary of the original issue date, unless prior to such date, our stockholders approve the conversion of the shares of Series C preferred stock into shares of our common stock. If we are required to redeem the shares of Series C preferred stock, we will be required to pay to the holders of the shares of Series C preferred stock a total redemption price equal to 102.5% of the stated value of the Series C shares, plus dividends, which would amount to $2,900,000. In addition, if at the maturity date of the Series C preferred stock, any shares of our Series B preferred stock remain outstanding, we will be required to redeem all such outstanding shares of Series B preferred stock immediately prior to the redemption of the Series C preferred stock. There are currently 28,000 shares of Series B preferred stock outstanding and the total redemption payment for the Series B preferred stock is equal to $700,000 plus any accrued, but unpaid dividends thereon as of such redemption date. As discussed above, the company also has $7,350,000 of senior secured promissory notes that mature on October 31, 2013. Accordingly, the redemption of these securities may have an adverse effect on our cash position. To date, our stockholders have not approved the conversion of the Series C preferred stock. As described above, if necessary the company will seek to modify the terms of secured notes and the Series C preferred shares so that the company would not be required to redeem such securities on their scheduled maturity dates. However, no assurances can be given we will be able to modify the terms of these securities.

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

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of June 30, 2012 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$2,347	$512	$1,536	$299	$—

On June 21, 2012, we entered into agreements with each of our chief executive officer and chief financial officer in order to continue the compensation modification program implemented in February 2010. Pursuant to these agreements, both officers agreed to continue the reduction in their base salary to 85% of their original base salary until such time as the company achieves “cash flow breakeven” as measured through the fiscal quarter ending September 30, 2013. Pursuant to these continuation agreements, the term “cash flow breakeven” was modified from the definition adopted when we originally implement this program and is now defined to mean that the company has achieved positive cash flow from operations for two consecutive fiscal quarters ending no later than the end of the fiscal quarter ending September 30, 2013, determined by reference to the revenues and other amounts received by the company from its operations. The term “cash flow from operations”, however, shall not include (a) amounts received from the sale, lease or disposition of (i) fixed or capital assets, except for amounts received in the ordinary course of business; or (ii) any subsidiary company; (b) capital expenditures; (c) interest income and expense; and (d) other non-operating items as determined in accordance with generally accepted accounting principles in the United States as consistently applied during the periods involved. In consideration for these agreements, we granted these officers options to purchase such number of shares of common stock as is equal to 15% of their base salary payable for the period commencing February 1, 2012 and expiring on September 30, 2013. Accordingly, we granted our chief executive officer 36,250 options and granted our chief financial officer 32,500 options. The options were granted under the company’s 2011 Omnibus Equity Incentive Plan, are exercisable for a period of 10 years at a per share exercise price of $1.30 and shall only vest and become exercisable upon either the date determined that the company achieves cash flow breakeven, as defined above, or in the event of a termination of employment either without “cause” or for “good reason”, as such terms were defined in the employment agreements we previously entered with each such officer.

Further, in connection with the continuation of the above-referenced compensation modification program, other employees of the company were granted options to purchase shares of common stock under the company’s

2011 Omnibus Equity Incentive Plan in consideration for the continued salary reduction. Under this program, the company reduced the salaries of non-executive employees earning $110,000 per annum or less by 10% and reduced the salaries of its other non-executive employees in the program by 15% and in consideration for such modification, awarded these employees options to purchase such number of shares of common stock as is equal to the foregone salary as measured over the period commencing February 1, 2012 and expiring on September 30, 2013. Accordingly, we granted our non-executive employees a total of 267,820 options. Under this program, employees’ base salary will revert to its prior level upon the company’s achievement of cash flow breakeven, as defined above, or if otherwise specified by the board of directors to be earlier. The options awarded to non-executive employees will vest on the date that the company achieves cash flow breakeven, as defined above, and shall have the same exercise price and expiration date as the options granted to our executives. In addition, in connection with the foregoing, we also amended the vesting for the options granted in February 2010 and 2011 to our employees, including executive officers, when we first implemented the compensation modification program. The amendment provides that the measurement period to determine whether the vesting criteria of achieving “cash flow from operations” has been satisfied shall expire at the end of the fiscal quarter ending September 30, 2013.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2012, we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us.

Present Accounting Standards Not Yet Adopted

In December 2011 the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update N0. 2011-05, to defer the effective date for the part of ASU 2011-05 that would require adjustments of items out of accumulated other comprehensive income to be presented on the components of both net income and other comprehensive income in financial statements until FASB can adequately evaluate the costs and benefits of this presentation requirement. We are currently evaluating the impact of this standard on our consolidated financial statements.

In December 2011 the FASB issued Accounting Standards Update (ASU) 2011-11 “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities” which requires disclosure of net and gross positions in covered financial instruments which are (1) offset in accordance with ASC Sections 210-20-45 or 815-10-45, or (2) subject to an enforceable netting or other similar arrangement. The new disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013 and will be required for all prior comparative periods presented. We are currently evaluating the impact of this standard on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have approximately $210,000 invested in short-term investments as of June 30, 2012. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At June 30, 2012, our unrestricted cash and marketable securities, totaled approximately $2,246,000, of which approximately $210,000 was invested in money market investments. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses.

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

Management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of June 30, 2012.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal year ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The information set for the under the caption “Sales of Unregistered Securities” in Item 5 of Part II of this Annual Report on Form 10-K regarding issuances of equity securities is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

Our executive officers and directors are as follows:

Name	Age	Office
O’Connell Benjamin	63	Chief Executive Officer , President and Director
J. Edward Sheridan	77	Chairman of the Board of Directors
Todd A. Borus, M.D.	39	Director
J. David Luce	51	Director
John J. Waters	67	Director
William A. Marshall	60	Chief Financial Officer, Treasurer and Principal Accounting Officer

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

Biographical Information

The principal occupations and brief summary of the background of each director and executive officer is as follows:

Directors and Executive Officers

O’Connell (Ben) Benjamin was appointed Chief Executive Officer of Authentidate Holding Corp., and elected to our board of directors on May 5, 2011 and has served as our President since November 26, 2007. Prior to that he led our technology team from January 1, 2005 when he joined the company as Senior Vice President-Products and Technology and has been the chief architect of many of our technology initiatives. Mr. Benjamin started his career in 1973 with AT&T Bell Labs where he led a number of initiatives in research, product development and manufacturing processes. He was the Vice President of R&D for all AT&T Consumer Products until his transition to Lucent Technologies in 1996, as part of Lucent’s spin-off from AT&T. At Lucent, as Vice President in the wireless business unit, he served in various roles leading product development and customer technical support activities. Mr. Benjamin subsequently joined Lucent Digital Radio as Senior Vice President of Product Management in September 1999. Following Lucent Digital Radio’s merger into Ibiquity Digital Corporation in August 2000, he continued to serve as the Co-Chief Operating Officer until August 2003. Prior to joining us, Mr. Benjamin was actively involved as an advisor and equity investor in software and web-services startups. Mr. Benjamin received a BSEE and an MSEE from the Polytechnic Institute of Brooklyn. He is also a graduate of The Executive Program from the Darden Graduate School of Business.

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

Todd A. Borus, M.D., was elected to our board of directors in May 2011 and is a board certified orthopedic surgeon in Vancouver, WA and Portland, OR. Since August 2006, Dr. Borus has been a partner with Northwest Surgical Specialists, a private orthopedic surgery group, based in Vancouver, WA. Dr. Borus is affiliated with the

Southwest Washington Medical Center and Legacy Salmon Creek Hospital and since January 2010, Dr. Borus has held the position of Section Chief, Department of Orthopedic Surgery, at Legacy Salmon Creek Hospital. Dr. Borus graduated with a degree in economics from Williams College and attended medical school at the Mount Sinai school of medicine in New York City. His orthopedic surgery training was completed at the University of Michigan. From August 2005 to July 2006, Dr. Borus completed a fellowship training in adult reconstruction and joint replacement surgery at the Brigham and Women’s Hospital, Harvard University, in Boston, MA. In addition, since January 2009, Dr. Borus has served on the Physician Advisory Council of the Southwest Washington Medical Center and currently serves as a consultant to Mako Surgical Corp., a medical device company. Dr. Borus is the brother of Justin Borus, the manager of the general partner of Lazarus Investment Partners, LLP, which is the beneficial owner of approximately 23.8% of our common stock.

J. David Luce joined our board of directors in February 2003. From 1990 to August 2009, Mr. Luce was a Senior Vice President of Fixed Income Sales with Barclays PLC (formerly Lehman Brothers). Subsequently, Mr. Luce has acted as a private investment banker and currently is a fixed income portfolio manager at ICC Capital Management. Prior to joining Lehman Brothers, Mr. Luce served as a Vice President, Fixed Income Sales, at Kidder Peabody. Mr. Luce graduated from Duke University in 1983 with a B.A. in Economics.

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

William A. Marshall joined Authentidate Holding Corp. as Chief Financial Officer and Treasurer in February 2006. Mr. Marshall has more than 30 years of experience as a Chief Financial Officer, audit partner and senior management advisor. Most recently, he served as Chief Financial Officer and Treasurer for NEON Communications, Inc., a former publicly traded provider of optical networking solutions, from 2001 to January 2005, when the company was acquired. As part of a planned reorganization, in June 2002, NEON filed a petition under Chapter 11 of the U.S. Bankruptcy Code, from which it was discharged in December 2002. From September 1999 to September 2001, he was Chief Financial Officer and Treasurer for Vitts Networks, Inc., a provider of high-speed Internet communications. In connection with the telecom industry downturn, Vitts Networks filed a Chapter 11 petition in December 2000 and was liquidated during 2001. From 1995 to September 1999, he served as Chief Financial Officer and Treasurer for Viisage Technology, Inc., a software technology company where he led the company’s initial public offering in 1996. From 1987 to 1994, Mr. Marshall was a Partner at KPMG LLP where he provided audit, accounting, financial and SEC reporting, business advisory, public offering and merger and acquisition services for a variety of growing middle market companies. Prior to 1987, Mr. Marshall held various positions in audit and business advisory services at KPMG LLP. Mr. Marshall has a B.S. in Accounting from Elizabethtown College in Pennsylvania and is a Certified Public Accountant.

Qualifications of Directors

The following table summarizes the specific experience, qualifications, attributes or skills of our directors that led our Nominating and Corporate Governance Committee to conclude that such person should serve as a director of Authentidate:

Nominees	Relevant Experience and Qualifications
O’Connell Benjamin	Significant leadership and business experience and technological expertise. Currently serves as our Chief Executive Officer and a member of our board of directors, has served as our President since November 2007 and as our Chief Technology Officer from January 2005 until becoming our President. Served in a number of executive capacities with technology and communications companies, including AT&T Consumer Products, Lucent Technologies and Ibiquity Digital Corporation.

J. Edward Sheridan	Significant leadership, business and financial experience, including previously serving as Vice President and Chief Financial Officer of AMF and Fairchild Industries. Breadth of knowledge about Authentidate’s business given service on our board since 1992 and current service as Chairman.

Todd A. Borus, M.D.	Significant knowledge of the healthcare industry and possessing healthcare leadership and management experience through his medical practice, particularly his role as Section Chief, Department of Orthopedic Surgery, at Legacy Salmon Creek Hospital and service on the Physician Advisory Council of the Southwest Washington Medical Center. Experience in advising a medical device company based on his consultancy with Mako Surgical Corp.

J. David Luce	Significant business and financial experience, including serving as Senior Vice President with Barclays Capital (formerly Lehman Brothers) and background in private investment banking. Breadth of knowledge about Authentidate’s business as a result of service on our board since 2003.

John J. Waters	Significant business, accounting and financial experience, including previously serving as Chief Financial Officer of Avantair, Inc. and various executive positions at Arthur Andersen LLP. Breadth of knowledge about Authentidate’s business as a result of service on our board since 2004 and as a former executive officer of our company.

Meetings of the Board of Directors; Independence

During the fiscal year ended June 30, 2012, our board of directors met on eight occasions and acted on unanimous written consent on one occasion. No member of the board of directors attended less than 75% of the aggregate number of (i) the total number of meetings of the board of directors or (ii) the total number of meetings held by all committees of the board of directors during the fiscal year ended June 30, 2012. Our independent directors meet in executive sessions periodically during the course of the year.

Our board of directors currently consists of five individuals, three of whom are currently independent directors as defined in the Marketplace Rules of The NASDAQ Stock Market. Our independent directors are J. Edward Sheridan, Todd A. Borus, M.D. and John J. Waters. Our board determined on August 6, 2009, in connection with its approval of an award of 500,000 options to Mr. Luce that Mr. Luce would no longer satisfy the independence criteria of The NASDAQ Stock Market following such grant as such grant was in consideration for services rendered in connection with our ExpressMD™ Solutions subsidiary and former joint venture.

Committees of the Board of Directors

The board of directors presently has four committees:

•	Audit Committee;

•	Management Resources and Compensation Committee;

•	Nominating and Corporate Governance Committee;

•	Executive Committee.

Audit Committee. The members of the Audit Committee are presently J. Edward Sheridan, Todd A, Borus and John J. Waters. Mr. Sheridan currently serves as Chairman of this committee. Each of the individuals that served on the Audit Committee during our fiscal year ended June 30, 2012 is an independent member of our board of directors. In addition, the board of directors has determined that the members of the Audit Committee meet the additional independence criteria required for audit committee membership set forth in Rule 10 A-3 promulgated by the SEC under the Securities Exchange Act of 1934, as amended.

The Audit Committee acts to: (i) acquire a complete understanding of our audit functions; (ii) review with management the finances, financial condition and our interim financial statements; (iii) review with our independent auditors the year-end financial statements; and (iv) review implementation with the independent auditors and management any action recommended by the independent auditors. Our board of directors adopted a Restated and Amended Charter governing the activities of the Audit Committee, which is available on our corporate web site at www.authentidate.com under the following tabs: “about us—corporate governance—Board Committees—Audit”. During the fiscal year ended June 30, 2012, the Audit Committee met on four occasions.

Audit Committee Financial Expert. Our board of directors has determined that Audit Committee member John J. Waters is our audit committee financial expert, as defined under applicable SEC regulations, and is an independent member of our board.

Management Resources and Compensation Committee. The members of the Management Resources and Compensation Committee are currently John J. Waters, J. Edward Sheridan and Todd A. Borus, each of whom is an independent member of our board of directors. Mr. Waters presently serves as the chairman of this committee. The functions of this committee include administration of our stock option programs and the negotiation and review of all employment agreements of our executive officers. During the fiscal year ended June 30, 2012, this committee held five meetings and acted on unanimous written consent on one occasion. The Management Resources and Compensation Committee has authority to select, engage, compensate and terminate independent compensation consultants, legal counsel and such other advisors as it deems necessary and advisable to assist it in carrying out its responsibilities and functions. The Management Resources and Compensation Committee is governed by a written charter approved by our board of directors which is available on our corporate web site at www.authentidate.com under the following tabs: “about us—corporate governance—Board Committees—Management Resources and Compensation”.

Nominating and Corporate Governance Committee. The members of this committee are John J. Waters, J. Edward Sheridan and Todd A. Borus each of whom is an independent member of our board of directors. Mr. Waters currently serves as the Chairman of this committee. Our board of directors has adopted a charter governing the activities of the Nominating and Corporate Governance Committee, which may be viewed online on our web site at www.authentidate.com under the following tabs: “about us—corporate governance—Board Committees—Nominating and Corporate Governance”. Pursuant to its charter, this committee’s tasks include reviewing and recommending to the board issues relating to the board’s composition and structure; establishing criteria for membership and evaluating corporate policies relating to the recruitment of board members; implementing and monitoring policies regarding principles of corporate governance in order to ensure the board’s compliance with its fiduciary duties to the company and its stockholders; and making recommendations regarding proposals submitted by stockholders. During the fiscal year ended June 30, 2012, this committee held three meetings.

Executive Committee. We established our Executive Committee on December 7, 2005. The members of this committee are J. David Luce, J. Edward Sheridan and O’Connell Benjamin. Mr. Luce currently serves as Chairman of this committee. The primary purpose of the Executive Committee is to exercise the authority of the board when the board is not in session, subject to certain limitations. For example, the Executive Committee has no power or authority to: (i) make, alter or repeal any by-law or any resolution or resolutions of the directors designating an Executive Committee; (ii) elect, appoint or remove any executive officer or director; (iii) approve any transaction in which any member of the Executive Committee may have a direct or indirect interest; (iv) approve the borrowing of any money greater than $500,000 per transaction in the aggregate; (v) approve any agreement to acquire the entirety or majority of any business or major assets of any other person or entity; (vi) change our principal business; (vi) designate or authorize the issuance of any shares of preferred stock; (vii) undertake a private placement or financing transaction involving debt or equity securities in excess of $500,000; or (viii) vary, by more than 10%, any budget previously approved by the board. During the fiscal year ended June 30, 2012, the Executive Committee did not meet.

Corporate Governance

We maintain a corporate governance page on our corporate web site which includes important information about our corporate governance practices, including our Corporate Governance Principles, our Code of Ethics and Business Conduct, and charters for the committees of the board of directors. The corporate governance page can be found at www.authentidate.com, by clicking on “about us corporate governance.”

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

The Management Resources and Compensation Committee did not retain outside consultants during the 2011 or 2012 fiscal years to assist it in implementing these policies or making specific decisions relating to executive compensation. However, the committee does, from time to time, review general information regarding the compensation practices of other companies, including some that may compete with Authentidate for the services of its executives and employees and that information is a factor used by the committee in its decisions and in its general oversight of compensation practices. However, the committee does not use that information to generate specific compensation amounts or targets. Instead, in each compensation decision, the committee exercises its business judgment regarding the appropriateness of types and amounts of compensation in light of the value to the company of specific individuals.

With respect to fiscal 2012 compensation for our executives, the Management Resources and Compensation Committee took into account recommendations made by the Chairman of the Board and chief executive officer of Authentidate with respect to determinations of the types and amounts of compensation to be paid to the other executive officers and also discussed with the Chairman of the Board and the chief executive officer the types and amounts such individuals believed would be appropriate to pay each of them in light of the amounts being recommended for the other executives. Authentidate’s senior management generally applies a similar philosophy and similar policies to determine the compensation of officers and managers who are not executive officers and reports to the Management Resources and Compensation Committee regarding these matters.

Within the context of the overall objectives of our compensation program, we determined the specific amounts of compensation to be paid to each of our executives during fiscal 2012 based on a number of factors including: our understanding of the amount of compensation generally paid by similarly situated companies to their executives with similar roles and responsibilities; our executives’ performance during the fiscal year in general and as measured against predetermined company and individual performance goals; the roles and responsibilities of our executives; the individual experience and skills of, and expected contributions from, our executives; the amounts of compensation being paid to our other executives; our executives’ historical compensation and performance at our company; and any contractual commitments we have made to our executives regarding compensation. Such information is reflected in the Summary Compensation Table under “Executive Compensation” below.

In connection with its consideration of a new equity plan for our non-employee directors, the Management Resources and Compensation Committee, in June 2011, engaged Frederic W. Cook & Co., Inc., a nationally-recognized compensation consulting firm, to provide advice regarding the company’s non-employee director compensation policies and practices and present the committee with its assessment and recommendations. Following F.W. Cook’s assessment and taking its recommendations into account, the committee made a recommendation to our board of directors regarding a new equity incentive plan as well as modifications to the company’s current director compensation policy. In July 2011, our board of directors adopted the policy recommended by the committee. With respect to executive officer compensation, the Management Resources and Compensation Committee did not engage F.W. Cook in fiscal 2012. Although F.W. Cook had previously provided such services to our company in 2007, it has not provided any services to us since then apart from those described above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own, directly or indirectly, more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities we issue. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such reports received by us, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the 2012 fiscal year.

Code of Ethics

On July 31, 2003, our board of directors approved the Code of Ethics and Business Conduct for our company. Our Code of Ethics and Business Conduct covers all our employees and Directors, including our President and Chief Financial Officer. During the fiscal year ended June 30, 2012, we did not waive any provisions of the Code of Ethics and Business Conduct. Our Code of Ethics and Business Conduct was filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003. We have also posted our Code of Ethics and Business Conduct on our web site at http://www.authentidate.com, and may be found as follows:

•	From our main web page, first click on “About Us”

•	Then click on “Corporate Governance”

•	Next, under “Corporate Governance,” click on “Code of Ethics”

We will post any amendments to or waivers from our Code of Ethics and Business Conduct at that location.

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and our Chief Financial Officer (the “Named Executive Officers”), during the fiscal year ended June 30, 2012 and 2011:

Summary of Executive Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (4)	Stock Awards ($)	Option Awards ($) (5)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
O’Connell Benjamin,	2012	$246,500	$—	$—	$216,350	$—	$—	$—	$462,850
Chief Executive Officer and President (2) (3) (6)	2011	$246,500	$—	$—	$137,915	$—	$—	$—	$384,415

William A. Marshall, Chief Financial Officer and Treasurer (6)	2012	$221,000	$—	$—	$31,836	$—	$—	$—	$252,836
	2011	$221,000	$—	$—	$12,447	$—	$—	$—	$233,447

(1)	Effective at the close of business on August 30, 2012, the company completed a one-for-two reverse stock split of its common stock. All common share, option and warrant amounts and related per share amounts in this table and footnotes have been restated accordingly.
(2)	Mr. Benjamin was appointed to office of President effective November 26, 2007 and was appointed Chief Executive Officer on May 5, 2011.
(3)	On September 6, 2011, we entered into a new employment agreement with Mr. Benjamin. The agreement was effective as of such date and expired on June 30, 2012. Mr. Benjamin’s base salary was $290,000 per annum. The employment agreement provided that the base salary shall automatically increase by $50,000 per annum in the event that the company achieved cash flow breakeven, as defined in the employment agreement, during our fiscal year ending June 30, 2012. Moreover, Mr. Benjamin was eligible to receive a one-time bonus of $150,000 if our common stock had a closing price at or above $4.80 for 30 consecutive trading days during our fiscal year ending June 30, 2012. In addition, he was eligible for an additional bonus in the discretion of the Management Resources and Compensation Committee of not less than 50% of base salary in the event that the company, during the fiscal year ending June 30, 2012, achieved (i) cash flow breakeven and (ii) the company (or its subsidiary) executed firm sales contracts resulting in the sale, during the fiscal year ending June 30, 2012, of at least 7,500 units of the company’s telehealth product offerings. Such events did not transpire. On September 10, 2012, we entered into a new employment agreement with Mr. Benjamin, the terms of which are summarized below under the caption “Employment Agreements with Named Executive Officers.”
(4)	Our Named Executive Officers may receive a performance-based bonus of up to 50% of their base salary if certain performance targets are met, pursuant to their respective employment agreements with us. As of date hereof, no bonus amounts for fiscal 2012 have been determined or awarded. No bonus amounts were paid for fiscal 2011.
(5)	Reflects the grant date fair value of the options granted during the period that are expected to vest. Estimated value of stock options represents the expense as calculated in accordance with FASB Accounting Standards Codification Topic 718: Compensation—Stock Compensation. A discussion of the methods used to calculate these values may be found in Note 2 to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 2012.
(6)	On February 18, 2010 a compensation modification program was implemented. Pursuant to this program Mr. Benjamin and Mr. Marshall accepted a reduction in their current base salary to 85% of their base salary until such time as the company achieves cash flow breakeven, as deferred. This was continued through the 2012 fiscal year.

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

Base Salary

The base salaries payable to our named executive officers reflect the initial base salaries that we negotiated with them at the time of their initial employment or promotion and our subsequent adjustments to these amounts to reflect market increases, the growth and stage of development of our company, our executives’ performance and increased experience, any changes in our executives’ roles and responsibilities and other factors. Employment agreements which we have entered into with each of Messrs. Benjamin and Marshall are summarized below.

As described in greater detail below under the caption “Executive Compensation—Employment Agreements with Named Executive Officers” on February 18, 2010, we entered into agreements with each of O’Connell Benjamin, our chief executive officer and president, and William A. Marshall, our chief financial officer, to implement a compensation modification program approved by the Management Resources and Compensation Committee of the board of directors. Pursuant to these agreements, both our chief executive officer and chief financial officer agreed to accept a reduction in their base salary to 85% of their current base salary until such time as we achieve “Cash Flow Breakeven”, as defined in such agreements. In consideration for their agreement to accept a reduction in their base salary, we granted such officers options to purchase such number of shares of common stock as is equal to 15% of their base salary. Accordingly, we granted our chief executive officer 21,750 options and granted our chief financial officer 19,500 options. The options were granted under the our 2000 Employee Stock Option Plan, are exercisable for a period of ten (10) years at a per share exercise price of $2.02 and shall only vest and become exercisable upon either the date determined that we achieve “cash flow breakeven” or in the event of a termination of employment either without “cause” or for “good reason”, as such terms are defined in the employment agreements previously entered into between us and our chief executive officer and chief financial officer. On February 4, 2011, we entered into agreements with our chief executive officer and chief financial officer to continue the foregoing compensation modification program. Pursuant to such agreements, we also granted these officers new options under our 2010 Employee Stock Option Plan upon comparable terms as in 2010. The options granted to Messrs. Benjamin and Marshall on February 4, 2011 are exercisable at $0.88 per share. On June 21, 2012, we entered into agreements with these executive officers to continue the compensation modification program and granted these officers new options under our 2011 Omnibus Equity Incentive Plan upon comparable terms as in 2011 for the period commencing February 1, 2012 and expiring on September 30, 2013. Accordingly, we granted our chief executive officer 36,250 options and granted our chief financial officer 32,500 options. The options granted in connection with this amendment are exercisable at $1.30 per share. In addition, in connection with the foregoing, we also amended the vesting for the options granted in February 2010 and 2011 to our employees, including executive officers. The amendment provides that the measurement period to determine whether the vesting criteria of achieving “Cash Flow Breakeven” has been satisfied shall expire at the end of the fiscal quarter ending September 30, 2013.

During the fiscal year ended June 30, 2012, the base salary of Mr. Benjamin was $246,500, reflecting the impact of the salary modification agreements discussed above. During fiscal 2012, the base salary of Mr. Marshall was $221,000, also reflecting the salary modification agreements discussed above.

Equity Compensation

Stock option awards provide our executive officers with the right to purchase shares of our common stock at a fixed exercise price typically for a period of up to ten years, subject to continued employment with our company. Stock options are earned on the basis of continued service to us and generally vest over three years, beginning with one-third vesting one year after the date of grant with the balance then vesting in equal monthly installments over the following two year period. Such vesting is intended as an incentive to such executive officers to remain with us and to provide a long-term incentive. However, we have also sought to base vesting of options on overall corporate performance. For example, as discussed above, the options granted to our named executive officers in connection with the compensation modification agreements they entered into with us in February 2010, February 2011 and June 21, 2012 will vest either on the date determined that we achieve Cash Flow Breakeven or in the event of a termination of employment either without “cause” or for “good reason”, as such terms are defined in their employment agreements with us.

Options are generally exercisable for a limited period of time after termination of employment (other than termination for cause) if vested, subject to certain rights that were negotiated in connection with the employment agreements we entered into with our named executive officers. We do not require that any portion of the shares acquired be held until retirement, we do not have a policy prohibiting a director or executive officer from hedging the economic risks of his or her stock ownership and we do not have any minimum stock ownership requirements for executive officers and directors. Stock options have been granted pursuant to our 2000 Employees Stock Option Plan (the “2000 Plan”) and our 2010 Employee Stock Option Plan (the “2010 Plan”), which served as our primary equity incentive plan for our employees and other eligible participants until the adoption of the 2011 Equity Incentive Plan in August 2011. See “Payments Upon Termination or Change-in-Control” for a discussion of the change-in-control provisions related to stock options. The exercise price of each stock option granted under our equity compensation plans is based on the fair market value of our common stock on the grant date and the Management Resources and Compensation Committee may set the exercise price of the options granted to our named executive officers at a price equal to or greater than the fair market value in order to reinforce the incentive nature of the award. Options granted in fiscal 2012 have an exercise price equal to the market price on the grant date, which was considered appropriate by the Management Resources and Compensation Committee based on the market price of our common stock.

During our 2012 fiscal year, option awards were granted to our named executive officers in connection with the compensation modification agreements, described in greater detail above. We granted such officers options to purchase such number of shares of common stock as is equal to 15% of their base salary payable for the period commencing February 1, 2012 and expiring September 30, 2013. Accordingly, we granted our chief executive officer 36,250 options and granted our chief financial officer 32,500 options. These options were granted under our 2011 Omnibus Equity Incentive Plan, are exercisable for a period of 10 years at a per share exercise price of $1.30 and shall only vest and become exercisable upon either the date determined that the company achieves Cash Flow Breakeven, as defined above, or in the event of a termination of employment either without “cause” or for “good reason”, as such terms were defined in the employment agreements we previously entered with each such officer. In connection with these awards, we also amended the vesting for the options granted in February 2010 and 2011 to our employees, including executive officers. The amendment provides that the measurement period to determine whether the vesting criteria of achieving “cash flow from operations” has been satisfied shall expire at the end of the fiscal quarter ending September 30, 2013.

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

As described above, on June 21, 2012, we entered into agreements with each of our chief executive officer and our chief financial officer, in order to continue a compensation modification program approved by the Management Resources and Compensation Committee of the board of directors and implemented in February 2010. Pursuant to these agreements, both our chief executive officer and our chief financial officer agreed to accept a reduction in their base salary to 85% of their current base salary until such time as we achieve Cash Flow Breakeven.

O’Connell Benjamin

On September 6, 2011, we entered into an employment agreement with O’Connell Benjamin, our Chief Executive Officer and President pursuant to which he received a base salary of $290,000 per annum, subject to his agreement to accept 15% of his base salary in the form of employee stock options in accordance with the terms of that certain Compensation Modification Agreement entered into with the company as of February 4, 2011. In addition, pursuant to such employment agreement, Mr. Benjamin was granted options to purchase

150,000 shares of our common stock subject to the following vesting provisions: (i) 50,000 of such options were subject to time-based vesting with 33.3% of the options vesting on the first anniversary of the grant date and the balance of such amount vesting in equal monthly installments thereafter over the subsequent 24 months; and (ii) 100,000 of such options were subject to performance based vesting criteria, which were not achieved.

On September 10, 2012, we entered into a new employment agreement with Mr. Benjamin pursuant to which we continued his employment as our Chief Executive Officer and President. The following is a summary description of the terms of the 2012 employment agreement (the “2012 Employment Agreement”):

•

The 2012 Employment Agreement is effective as of September 10, 2012 and expires September 30, 2013, unless sooner terminated as provided therein. Under the employment agreement, Mr. Benjamin’s base salary is $290,000 per annum; however, Mr. Benjamin agreed to accept 15% of his base salary in the form of employee stock options in accordance with the terms of that certain Compensation Modification Agreement entered into with the company as of June 21, 2012. The employment agreement provides that base salary shall automatically increase by $50,000 per annum in the event that the company achieves cashflow breakeven, as defined in the employment agreement, during the initial term of the agreement.

•

Mr. Benjamin shall receive a one-time bonus of $150,000 if our common stock has a closing price at or above $5.20 for 30 consecutive trading days during our fiscal year ending June 30, 2013. In addition, he shall be eligible for an additional bonus in the discretion of the Management Resources and Compensation Committee of not less than 50% of base salary in the event that the company, during the fiscal year ending June 2013, achieves (i) cashflow breakeven and (ii) the company (or its subsidiary) executes firm sales contracts resulting in the sale, during the fiscal year ending June 30, 2013, of at least 10,000 units of the company’s telehealth product offerings.

•

Under the agreement, Mr. Benjamin was granted options to purchase 200,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of execution of the employment agreement. This option grant is subject to the following vesting provisions: (i) 50,000 of such options are subject to time-based vesting with 33.3% of the options vesting on the first anniversary of the grant date and the balance of such amount vesting in equal monthly installments thereafter over the subsequent 24 months; (ii) 50,000 of such options shall vest in the event the company (or its subsidiary) executes firm sales contracts during the fiscal year ending June 30, 2013 for at least 10,000 units of its telehealth product offerings; and (iii) 75,000 of such options shall vest in the event the company achieves “cashflow breakeven” prior to September 30, 2013. The options are exercisable for a term of ten years.

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

•

In the event of the termination of Mr. Benjamin’s employment by the company without “cause”, or by Mr. Benjamin for “good reason”, or if upon the expiration of the employment agreement his employment is not renewed, the conditions to the vesting of the options granted to the Executive under the 2012 Employment Agreement shall be deemed void and all such awards shall be immediately and fully vested and exercisable, subject to certain conditions with respect to performance-based options.

•

The 2012 Employment Agreement contains confidentiality obligations that survive termination and non-solicitation and non-competition obligations that end on the first anniversary of the date of cessation of Mr. Benjamin’s employment.

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

•

Grant of options to purchase 150,000 shares of the our common stock at an exercise price of $9.00, which options vest as follows: 50,000 shares vest on the one-year anniversary of the date of grant and the balance of 100,000 options shall vest monthly, as long as Mr. Marshall continues to be an employee of the company, in equal amounts over the subsequent 24 months.

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

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at June 30, 2012 with respect to the Named Executive Officers.

Outstanding Equity Awards At Fiscal Year-End

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options— Exercisable (#)	Number of Securities Underlying Unexercised Options— Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date (3)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
O’Connell Benjamin	67,500	—		12.56	01/03/15	—	—	—	—
	25,000	—		9.00	08/23/15	—	—	—	—
	25,000	—		2.72	08/08/17	—	—	—	—
	50,000	—		2.50	12/05/17	—	—	—	—
	66,667	—	(4)	0.78	05/06/19	—	—	—	—
	—	21,750	(5)	2.02	02/18/20	—	—	—	—
	—	21,750	(6)	0.88	02/04/21	—	—	—	—
	50,000	25,000	(7)	2.28	04/14/21	—	—	—	—
	—	50,000	(8)	1.60	09/06/21	—	—	—	—
	—	36,250	(9)	1.30	06/21/22	—	—	—	—

William A. Marshall	150,000	—		9.00	02/15/16	—	—	—	—
	25,000	—		2.72	08/08/17	—	—	—	—
	—	19,500	(5)	2.02	02/18/20	—	—	—	—
	—	19,500	(6)	0.88	02/04/21	—	—	—	—
	—	32,500	(7)	1.30	06/21/22	—	—	—	—

(1)	Effective at the close of business on August 30, 2012, the company completed a one-for-two reverse stock split of its common stock. All common share, option and warrant amounts and related per share amounts in this table and footnotes have been restated accordingly.
(2)	Stock option grants reported in the table above were granted under, and are subject to, our 2000, 2010 and 2011 Plans. The option expiration date shown above is the normal expiration date, and the last date that the options may be exercised. For each Named Executive Officer, the unexercisable options shown above are also unvested. Unvested shares are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. For information regarding the effect on vesting of options on the death, disability or termination of employment of a Named Executive Officer or a change in control of our company, see “Payments Upon Termination or Change in Control” below. If a Named Executive Officer’s employment is terminated by us for cause, options (including the vested portion) are generally forfeited. The exercisable options shown above, and any unexercisable options shown above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement. For a description of the material terms of the Named Executive Officer’s employment agreements, see “Employment Agreements With Named Executive Officers” above.
(3)	Effective January 17, 2007, we amended all of the outstanding options held by our employees solely to modify the expiration date to be ten years from the original grant date.
(4)	On May 6, 2009, O’Connell Benjamin was granted 200,000 options. This option grant vests as follows: 66,666 shares will vest in the event the company realizes at least $1,800,000 of quarterly revenues from sales of its Inscrybe software and services prior to the end of the 2009 calendar year; 66,667 shares will vest on the company achieving breakeven operations by December 31, 2009; and of the remaining 66,666 shares, 33.3% shall vest on the date of grant and thereafter the balance will vest in equal installments of 33.3% on each of the next two anniversaries of the grant date. On December 31, 2009, 133,333 were forfeited since the vesting conditions were not met.
(5)	The options granted on February 18, 2010 were granted in conjunction with the implementation of a compensation modification program. Pursuant to this program Mr. Benjamin and Mr. Marshall accepted a reduction in their current base salary to 85% of their base salary until such time as the company achieves cash flow breakeven. The number of granted options is equal to 15% of their base salary and shall only vest and become exercisable upon either the date determined that the company achieves cash flow breakeven or in the event of a termination of employment either for “cause” or “good reason”.
(6)	The options granted on February 4, 2011 were granted in conjunction with the continuation of a compensation modification program. Pursuant to this program Mr. Benjamin and Mr. Marshall continued the reduction in their current base salary to 85% of their base salary until such time as the company achieves cash flow breakeven. The number of granted options is equal to 15% of their base salary and shall only vest and become exercisable upon either the date determined that the company achieves cash flow breakeven or in the event of a termination of employment either for “cause” or “good reason”.

(7)	Options are subject to time-based vesting requirements with 25,000 options being exercisable on the date of grant and the balance of the award vesting in two equal annual installments on each of the first two anniversaries of the date of grant.
(8)	On September 9, 2011 O’Connell Benjamin was granted 150,000 options. This option grant vests as follows: 50,000 options are subject to the time-based vesting requirements with 33% of such amount vesting on the one year anniversary of the grant date and the balance vesting in equal monthly installments thereafter. The remaining 100,000 shares covered by the option award are subject to performance-based vesting conditions to be met by June 30, 2012. On June 30, 2012, 100,000 options were forfeited since these vesting conditions were not met.
(9)	The options granted on June 21, 2012 were granted in conjunction with the continuation of a compensation modification program. Pursuant to this program Mr. Benjamin and Mr. Marshall continued the reduction in their current base salary to 85% of their base salary until such time as the company achieves cash flow breakeven. The number of granted options is equal to 15% of their base salary for the period February 1, 2012 through September 30, 2013and shall only vest and become exercisable upon either the date determined that the company achieves cash flow breakeven or in the event of a termination of employment either for “cause” or “good reason”.

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

O’Connell Benjamin

Death or Disability. Pursuant to the terms of his 2012 Employment Agreement, if Mr. Benjamin’s employment is terminated as a result of his death, Mr. Benjamin or his estate, as applicable, would receive any accrued but unpaid, base salary, bonus and expense reimbursement amounts through the date of his death. If Mr. Benjamin’s employment is terminated as a result of disability, under the 2012 Employment Agreement Mr. Benjamin or his estate, as applicable, would receive (a) any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date on which the disability occurs; (b) a severance payment of 12 months of his base salary in effect on the termination date and (c) continued participation in our benefit plans (or comparable plans) for the longer of the natural expiration of the agreement or the end of the month of the one-year anniversary of the termination of his employment. Further, in the event of a termination due to his death or disability, under the 2012 Employment Agreement Mr. Benjamin’s (or his estate’s or legal representative’s) right to purchase shares of common stock pursuant to any stock option or stock option plan to the extent vested as of the termination date shall remain exercisable in accordance with the terms of the equity compensation plan under which such option was granted.

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

Without Cause or for Good Reason. Under this 2012 Employment Agreement; if Mr. Benjamin’s employment is terminated without cause, by Mr. Benjamin for good reason, or either (1) we fail to timely notify him or our intent to renew his agreement or (2) after providing such notice, we fail to reach an agreement on a new employment agreement with him prior to the expiration date, then we would be obligated to: (a) pay any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date of termination;

(b) pay a severance payment equal to 12 months of his base salary in effect on the termination date, but in no event less than $290,000; (c) provide for his continued participation in our benefit plans (or comparable plans) for the longer of the natural expiration of the agreement or the end of the month of the one-year anniversary of the termination of his employment. Further, under the 2012 Employment Agreement, in the event of such a termination event, options granted to Mr. Benjamin will be deemed vested and shall be exercisable for the duration of their original term, subject to the conditions of the 2012 Employment Agreement

In addition, in February 2010, we granted Mr. Benjamin, in consideration for his agreement to accept a reduction in his base salary, options to purchase 21,750 shares of common stock. The options were granted under the 2000 Plan, are exercisable for a period of ten (10) years at a per share exercise price of $2.02 and shall only vest and become exercisable upon either the date determined that the company achieves Cash Flow Breakeven or in the event of a termination of employment either without “cause” or for “good reason”, as such terms are defined in his employment agreement. In February 2011, we granted Mr. Benjamin an additional 21,750 options under the 2010 Plan, exercisable at $0.88 per share, and in June 2012 we granted Mr. Benjamin 36,250 options under the 2011 Omnibus Equity Incentive Plan, exercisable at $1.30 per share, in continuation of the salary reduction program.

Change of Control. In the event of a change of control, under the 2012 Employment Agreement, Mr. Benjamin shall have the right to terminate his employment with us for any reason within a limited period of time of such change of control and such termination shall be deemed for good reason. In such an event, we would be required to pay Mr. Benjamin the amounts described above.

Employee Covenants. In the 2012 Employment Agreement, Mr. Benjamin agreed to keep confidential and not disclose any confidential or proprietary information owned by, or received by or on behalf of, us or any of our affiliates, during the term of the agreement or at any time thereafter. He also agreed to return such confidential and proprietary information to us immediately in the event of any termination of employment. Mr. Benjamin also agreed, during his employment with the company and for a period of one year thereafter, to not in any manner enter into or engage in any business that is engaged in any business directly competitive with our business anywhere in the world, with limited exceptions. Moreover, Mr. Benjamin agreed, during his employment with the company and for a period of 12 months thereafter, to not, directly or indirectly, without our prior written consent: (i) solicit or induce any employee of us or any of our affiliates to leave such employ; or (ii) solicit the business of any customer with respect to products or services that compete directly with the products or services provided or supplied by us.

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

In addition, in February 2010, we granted Mr. Marshall, in consideration for his agreement to accept a reduction in his base salary, options to purchase 19,500 shares of common stock. The options were granted under the 2000 Plan, are exercisable for a period of ten (10) years at a per share exercise price of $2.02 and shall only vest and become exercisable upon either the date determined that the company achieves Cash Flow Breakeven or in the event of a termination of employment either without “cause” or for “good reason”, as such terms are defined in his employment agreement. In February 2011, we granted Mr. Marshall an additional 19,500 options, under the 2010 Plan, exercisable at $0.88 per share, and in June 2012 we granted Mr. Marshall 32,500 options under the 2011 Omnibus Equity Incentive Plan, exercisable at $1.30 per share, in continuation of the salary reduction program.

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

Equity Compensation Plans

2011 Omnibus Equity Incentive Plan

Background

At the company’s special meeting of stockholders held on August 23, 2011, our stockholders approved the 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). Our board of directors adopted the 2011 Plan on July 19, 2011, subject to stockholder approval at the special meeting. The 2011 Plan became effective as of August 23, 2011 upon receipt of the requisite stockholder approval. The purpose of the 2011 Plan is to assist us and our subsidiaries in attracting and retaining selected individuals who, serving as our employees, directors, consultants and/or advisors, are expected to contribute to our success and to achieve long-term objectives which will benefit our stockholders through the additional incentives inherent in the awards under the 2011 Plan. The maximum number of shares of our common stock that are available for awards under the 2011 Plan (subject to the adjustment provisions of the 2011 Plan) is 3,350,000 shares. Under the 2011 Plan, options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other share-based awards and performance awards may be granted to eligible participants. Subject to the reservation of authority by our board of directors to administer the 2011 Plan and act as the committee thereunder, the 2011 Plan will be administered by the Management Resources and Compensation Committee, which has the authority to determine the terms and conditions of awards, and to interpret and administer the 2011 Plan. As of September 1, 2012, we have 588,802 options outstanding under the 2011 Plan with exercise prices ranging from $1.21 to $2.32.

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

Summary of the 2011 Plan

Shares Available. The maximum number of shares of our common stock that are available for awards under the 2011 Plan (subject to the adjustment provisions described under “Adjustments upon Changes in Capitalization” below), is 3,350,000 shares. If any shares of common stock subject to an award under the 2011 Plan, or after shareholder approval of the 2011 Plan, an award under the 2010 Employee Plan, are forfeited, expire or are settled for cash (in whole or in part), the shares subject to the award may be used again for awards under the 2011 Plan to the extent of the forfeiture, expiration or cash settlement.

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

Other Option Plans

2010 Plan

In May 2010, our stockholders approved the 2010 Employee Stock Option Plan (the “2010 Plan”) which provided for the grant of options to purchase up to 5,000,000 shares of our common stock. The 2010 Plan served as our primary equity incentive plan for our employees and other eligible participants until the approval by our shareholders of the 2011 Plan. The board of directors unanimously approved the 2010 Plan on January 20, 2010 and our stockholders approved the 2010 Plan on May 19, 2010. Under the terms of the 2010 Plan, options granted there under were designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422 of the Code, or options which do not so qualify (“Non-ISOs”). As of June 30, 2012, there were 492,289 options outstanding under the 2010 Plan, with exercise prices ranging from $0.88 to $2.40.

Shares Reserved for Issuance. The 2010 Plan included an initial reserve of 5,000,000 shares of our common stock available for issuance under the plan, subject to adjustment to reflect stock splits and similar events. Shares that are subject to issuance upon exercise of an option but cease to be subject to such option for any reason (other than exercise of such option), and shares that are subject to an award that is granted but is subsequently forfeited, or that are subject to an award that terminates without shares being issued, will again be available for grant and issuance under the 2010 Plan.

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

2000 Plan

In March 2001, our stockholders approved the 2000 Employees Stock Option Plan (the “2000 Plan”) which provided for the grant of options to purchase up to 2,500,000 shares of our common stock. In March 2004, our stockholders approved an amendment to the 2000 Plan to increase the number of options which we can grant pursuant to the 2000 Plan to 5,000,000 shares. Under the terms of the 2000 Plan, options granted there under were designated as ISOs or Non-ISOs. As of June 30, 2012, there were 1,326,348 options outstanding under the 2000 Plan, with exercise prices ranging from $0.78 to $13.22.

Plan Administration

The 2010 Plan and 2000 Plan were administered by the Management Resources and Compensation Committee designated by our board of directors. This committee had the discretion to determine:

•	the eligible employees to whom, and the times and the price at which, options will be granted;

•	whether such options shall be ISOs or Non-ISOs;

•	the periods during which each option will be exercisable; and

•	the number of shares subject to each option.

The board or committee had full authority to interpret the 2010 Plan and 2000 Plan and to establish and amend rules and regulations relating thereto. Under the 2010 Plan and 2000 Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent stockholder (as defined in the Plans) such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-ISOs options may be less than such fair market value. The aggregate fair market value of shares subject to options granted to a participant which are designated as ISOs which become exercisable in any calendar year shall not exceed $100,000. The “fair market value” will be the closing Nasdaq price, or if our common stock is not quoted by Nasdaq, as reported by the National Quotation Bureau, Inc., or a market maker of our common stock, or if the common stock is not quoted by any of the above, by the board of directors acting in good faith.

Non-Executive Director Stock Option Plan

In January 2002, our stockholders approved the 2001 Non-Executive Director Stock Option Plan. Awards were granted under the 2001 Director Plan until the approval by our shareholders of the 2011 Plan to (i) non-executive directors as defined and (ii) members of any advisory board we may establish who are not full-time employees of us or any of our subsidiaries. Under the 2001 Director Plan, each non-executive director was automatically be granted an option to purchase 20,000 shares upon joining the board and an option to purchase 5,000 shares each September 1st thereafter, pro rata, based on the time the director has served during the prior year. The term non-executive director refers to those of our directors who are not otherwise a full-time employee of Authentidate or any subsidiary. In addition, each eligible member of an advisory board will receive, upon joining the advisory board, and on each anniversary of the effective date of his appointment, an option to purchase 2,500 shares of our common stock. The 2001 Director Plan expired ten years following its adoption.

As of June 30, 2012, there were 207,500 outstanding options granted under the 2001 Director Plan. The options outstanding have exercise prices ranging from $1.16 to $14.30. The term of each option commences on the date it is granted and unless terminated sooner as provided in the 2001 Director Plan, expires ten years from the date of grant. As stated above, following the approval of the 2011 Plan by our shareholders, no further awards will be granted under the 2001 Plan. The 2001 Director Plan was administered by either our full board of directors or a committee of the board consisting of not less than two officers who are not entitled to participate in the 2001 Director Plan. The administrator had no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. Options granted under the 2001 Director Plan are not qualified for incentive stock option treatment. The exercise price for options granted under the 2001 Director Plan was 100% of the fair market value of the common stock on the date of grant. The “fair market value” is the closing price of our common stock as reported by Nasdaq, or if our common stock is not quoted by Nasdaq, the closing bid price as reported by the National Quotation Bureau, Inc., or a market maker of our common stock, or if the common stock is not quoted by any of the above by the board of directors acting in good faith. The exercise price of options granted under the 2001 Director Plan must be paid at the time of exercise in cash.

Director Compensation

On July 19, 2011, our board approved the following new compensation policy for our non-employee directors:

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

In addition to the foregoing cash compensation, effective with the approval by the company’s stockholders of the 2011 Plan, each non-employee director will receive (i) upon initial election to the board of directors, a nonstatutory stock option for the purchase of 20,000 shares of the company’s common stock which vests immediately upon election and (ii) an annual stock option grant, to be granted on September 1, for the purchase of 10,000 shares of the company’s common stock which also vests immediately; which award amount was increased to 15,000 options in June 2012; provided, that any non-employee director, who has not served as a director for an entire year prior to September 1st of the reference year shall receive a pro rata number of options determined as follows:

Date of Membership	Options Granted
September 1 through November 30	15,000
December 1 through February 28	11,250
March 1 through May 30	7,500
June 1 through August 31	3,500

On September 1, 2012, we granted an aggregate of 60,000 options to our non-employee directors pursuant to the 2011 Plan. These options have an exercise price of $1.21.

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

Non-employee directors have the option to elect to receive up to 100% of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of our common stock issued under the 2011 Plan. Under this program, prior to the commencement of each fiscal year, each non-employee director has the right to elect to receive a percentage (up to 100%) of all cash compensation payable to such non-employee director for the fiscal year ending the following June 30 in restricted shares of our common stock. Notwithstanding the foregoing, however, on one occasion during each fiscal quarter, a non-employee director, prior to the first day of the last month of each fiscal quarter, may notify the company of his decision to modify a prior election, with any such revised allocation to be effective for any subsequent fiscal quarter during the remainder of the fiscal year.

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

On September 10, 2012, we entered into indemnification agreements with each of the non-employee members of our board of directors. The indemnification agreements provide, subject to the procedures, limitations and exclusions set forth in the agreements: (i) that we will indemnify the indemnitee to the fullest extent permitted by applicable law in the event the indemnitee is, or is threatened to be made, a party to or a participant in an action, suit or other proceeding by reason of the fact that the indemnitee is or was one of our directors or is or was serving at our request as a director, officer, employee, agent or fiduciary of another enterprise; (ii) that we will advance, to the fullest extent not prohibited by applicable law, the expenses incurred by the indemnitee in connection with any such proceeding; (iii) that the rights of the indemnitee under the agreement are in addition to any other rights the indemnitee may have otherwise; and (iv) that the agreement shall continue until and terminate upon 10 years after the latest date that the indemnitee shall have ceased to serve as one of our directors or as a director, officer, employee, agent or fiduciary of any other enterprise at our request. We are required to advance such person’s expenses in connection with his or her defense, provided that the indemnitee undertakes to repay all amounts advanced if it is ultimately determined that such person is not entitled to be indemnified by us.

Prior to July 19, 2011, our non-executive directors were compensated as follows.

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

A summary of non-executive director compensation for the fiscal year ended June 30, 2012 is as follows:

Summary of Non-Executive Director Compensation

Name (2)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J. Edward Sheridan	$70,000	$14,225	$12,960	$—	$—	$—	$97,185

Todd A. Borus	$—	$41,975	$6,480	$—	$—	$—	$48,455

J. David Luce	$—	$40,226	$12,960	$—	$—	$—	$53,186

John J. Waters	$21,187	$35,411	$12,960	$—	$—	$—	$69,558

(1)	Effective at the close of business on August 30, 2012, the company completed a one-for-two reverse stock split of its common stock. All common share, option and warrant amounts and related per share amounts in this table and footnotes have been restated accordingly.
(2)	As of June 30, 2012, each of our current directors had the following number of options outstanding: Mr. Sheridan—55,000; Mr. Luce—58,250; Mr. Waters—30,000; Mr. Borus—25,000.
(3)	For the year ended June 30, 2012 the following directors elected to receive a portion of their cash director fees in shares of common stock. The number of shares of common stock earned for fiscal 2012 to each person that served as a non-employee director during our 2012 fiscal year is as follows: Mr. Sheridan—9,827, Mr. Luce—27,655, Mr. Waters—24,324, and Mr. Borus—28,920.
(4)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2012 computed in accordance with FASB Accounting Standards Codification Topic 718: Compensation—Stock Compensation, and thus may include amounts from awards granted in and prior to 2012. A discussion of the methods used to calculate these values may be found in Note 2 to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Report of the Management Resources and Compensation Committee of the Board of Directors

The following report has been submitted by the Management Resources and Compensation Committee of the board of directors:

The Management Resources and Compensation Committee of the board of directors has reviewed and discussed our Compensation Discussion and Analysis with management. Based on this review and discussion,

the Management Resources and Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the SEC.

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

John J. Waters

J. Edward Sheridan

Todd A. Borus, M.D.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks between the members of our Management Resources and Compensation Committee and any other entity. At present, Messrs. Waters, Sheridan and Borus are the members of this committee. During the fiscal year ended June 30, 2012, none of the members of the Management Resources and Compensation Committee (a) was an officer or employee of the company during the last fiscal year; (b) was formerly an officer of the company or any of its subsidiaries; or (c) had any relationship with the company requiring disclosure under Item 404 of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of September 1, 2012 with respect to (i) each director and each executive officer, (ii) and all directors and executive officers as a group, and (iii) persons (including any “group” as that term is used in Section 3(d)(3) of the Securities Exchange Act of l934), known by us to be the beneficial owner of more than five percent of our common stock. Shares of common stock subject to options exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.

Type of Class	Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership (++)		Percent of Class (#)
5% Stockholders

	Lazarus Investment Partners LLLP 2401 E. 2nd Avenue, Suite 600 Denver, Colorado 80206	7,063,590	(1)	23.8%

	AQR Capital Management, LLC Two Greenwich Plaza, 3rd Floor Greenwich, CT 06830	1,250,000	(8)	4.6%

Directors and Executive Officers

Common	O’Connell Benjamin c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	432,036	(2)	1.6%

Common	J. Edward Sheridan c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	101,352	(3)	*

Type of Class	Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership (++)		Percent of Class (#)
Common	J. David Luce c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	709,356	(4)	2.6%

Common	John J. Waters c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	479,705	(5)	1.8%

Common	Todd A. Borus, M.D. c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	68,920	(6)	*

Common	William A. Marshall c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	329,813	(7)	1.2%

	Directors/Executive Officers as a group (2)(3)(4)(5)(6)(7)	2,121,182		7.6%

(++)	Unless otherwise indicated below, each director, officer and 5% stockholder has sole voting and sole investment power with respect to all shares that he beneficially owns.
#	Based on 27,026,346 shares of common stock outstanding as of September 21, 2012.
*	Represents less than 1% of the issued and outstanding shares of common stock as of the date of this table.
(1)	Based on Schedule 13G/A filed by the listed stockholder on August 15, 2012 The Securities reported on this Schedule as beneficially owned by Lazarus Management are held by or for the benefit of Lazarus Partners. Includes warrants to purchase an aggregate of 2,683,411 shares of common stock. The reporting person also owns 500,000 shares of Series C Preferred Stock which are not currently convertible and are not therefore deemed to be beneficially owned for purposes of Rule 13d-3 of the Act. Lazarus Management, as the investment adviser of Lazarus Partners, and as the general partner of Lazarus Partners, and Justin B. Borus, as the managing member of Lazarus Management, may be deemed to beneficially own the Securities held by Lazarus Partners for the purposes of Rule 13d-3 of the Act, insofar as they may be deemed to have the power to direct the voting or disposition of those Securities. Neither the filing of this Schedule nor any of its contents shall be deemed to constitute an admission that Lazarus Management or Mr. Borus is, for any other purpose, the beneficial owner of any of the Securities, and each of Lazarus Management and Mr. Borus disclaims beneficial ownership as to the Securities, except to the extent of his or its pecuniary interests therein.
(2)	Includes vested options to purchase 302,223 shares of common stock and excludes unvested options to purchase 136,694 shares of common stock and the 200,000 options granted under the 2012 Employment Agreement. Includes warrants to purchase 37,313 shares of common stock issued in March 2012 and which are exercisable commencing September 14, 2012.
(3)	Includes vested options to purchase 65,000 shares of common stock.
(4)	Includes vested options to purchase 73,750 shares of common stock. Includes 538,877 shares of common stock owned by Duke 83, LLC. Excludes warrants to purchase 1,119,403 shares of common stock. Excludes unvested options to purchase 250,000 shares of common stock.

(5)	Includes vested options to purchase 45,000 shares of common stock and 8,500 shares of common stock owned by Mr. Water’s spouse. Includes warrants to purchase 111,940 shares of common stock issued in March 2012 and which are exercisable commencing September 14, 2012.
(6)	Includes vested options to purchase 40,000 shares of common stock.
(7)	Includes vested options to purchase 175,000 shares of common stock and warrants to purchase 37,313 shares of common stock issued in March 2012 and which are exercisable commencing September 14, 2012. Excludes unvested options to purchase 71,500 shares of common stock.
(8)	Based on Schedules 13G and 13G/A filed by the listed stockholder. In such schedules, the listed stockholder reported ownership of warrants to purchase an aggregate of 1,250,000 shares of common stock, which were issued in the 2010 Private Placement. The information set forth in the table excludes 1,000,000 shares of common stock issuable upon the conversion of 500,000 shares of Series C Preferred Stock. The conversion of the shares of Series C Preferred Stock is subject to the approval of the holders of the company’s common stock. The information set forth in the table also excludes an aggregate of 330,000 common stock purchase warrants issued in April 2012 which are not exercisable until six months following issuance

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of June 30, 2012 which consisted of the 2010 Employee Stock Option Plan, 2000 Employee Stock Option Plan, as amended, and the 2001 Non-Employee Director Stock Option Plan, as amended. Information concerning each of the aforementioned plans is set forth above. On August 23, 2011, our stockholders approved the 2011 Plan, which is described in greater detail above.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)
Equity Compensation Plans Approved by Stockholders	2,532,000	(2)	$4.04	2,865,000	(3)
Equity Compensation Plans Not Approved by Stockholders	335,000	(4)	2.28	N/A

Total	2,867,000		$3.83	2,865,000

(1)	Effective at the close of business on August 30, 2012, the company completed a one-for-two reverse stock split of its common stock. All common share, option and warrant amounts and related per share amounts in this table and footnotes have been restated accordingly.
(2)	Includes 208,000 options issued pursuant to our 2001 Director Plan, as amended, 1,819,000 options issued to employees pursuant to our 2000 Plan and 2010 Plan and 506,000 options issued pursuant to our 2011 Plan; but does not include 22,500 options issued under our 2011 Plan in July and August 2012 or 60,000 options granted under our 2011 Plan on September 1, 2012.
(3)	Reflects the remaining options available for issuance as of June 30, 2012 pursuant to our 2011 Plan which was approved by our stockholders on August 23, 2011.
(4)	See Note 12 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information related to common stock purchase warrants issued to certain consultants.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, we have not entered into any material transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of our common stock. For information concerning employment and indemnification agreements with, and compensation of, our executive officers and directors, see the disclosure in the section of this Annual Report on Form 10-K captioned “Executive Compensation.”

On August 6, 2009, the board of directors agreed to award options to purchase 250,000 shares of common stock to Mr. J. David Luce, a member of the board of directors as a fee for services rendered in connection with our ExpressMD™ Solutions joint venture (the “Joint Venture”). The options were awarded under our 2000 Plan and are exercisable for a period of ten years at a per share exercise price of $4.00, subject to vesting conditions. The options will vest solely in the event that the Joint Venture (or a successor) achieves revenues in the aggregate amount of at least $5,000,000 prior to the second anniversary of the option grant date (the “Target Date”). In the event such metric is achieved, 125,000 options will vest. The remaining options will vest only if the Joint Venture (or a successor) achieves revenues in the aggregate amount of $10,000,000 prior to the Target Date. Due to the this arrangement, the company’s board of directors determined that Mr. Luce no longer satisfies the criteria for independence under the applicable rules of the Nasdaq Stock Market and accordingly, Mr. Luce resigned from his membership on the company’s Management Resources and Compensation Committee and Nominating and Corporate Governance Committee immediately prior to the board of directors’ consideration of this matter. Mr. Luce, however, continues to serve as a member of the company’s board of directors. On May 5, 2011, the company’s board of directors agreed to amend the vesting terms of this option award to provide that the Target Date shall be the third anniversary of the date of grant and on June 21, 2012, the board agreed to further amend this option to provide that the Target Date shall be the fourth anniversary of the date of grant.

On October 12, 2010, we entered into a securities purchase agreement with certain institutional and accredited investors to sell and issue $5.0 million of units of our securities and in the aggregate, we sold 1,250,000 units of securities, at a price of $4.00 per unit. The units consisted of a total of 3,750,000 shares of common stock, 1,250,000 shares of Series C Preferred Stock and 3,125,000 Warrants. This transaction closed on October 13, 2010. As a result of the consummation of the offering, two investors, Lazarus Investment Partners LLLP and AQR Capital Management LLC, subsequently filed reports on Schedule 13G indicating that following such transaction, such persons became beneficial owners of in excess of 5% of our common stock. As of the date of this Annual Report on Form 10-K, based upon a report on Schedule 13D filed by Lazarus Investment Partners LLLP, we believe that such entity is the beneficial ownership of approximately 23.8% of our common stock. In May 2011, our stockholders elected Dr. Todd A. Borus to serve on our board of directors. Dr. Borus is the brother of the manager of the general partner of Lazarus Investment Partners, LLLP.

On October 7, 2011, the company entered into a securities purchase agreement with certain accredited and/or institutional investors relating to a registered direct offering by the company for an aggregate of 2,937,500 shares of common stock of the company and warrants to purchase up to an aggregate of 1,468,752 shares of Common Stock. One of the investors in this offering, Lazarus Investment Partners LLLP, which was the beneficial owner of approximately 13.7% of our outstanding shares of Common Stock immediately prior to the offering, agreed to purchase 714,285 shares of Common Stock and warrants to purchase 357,143 shares of Common Stock. The manager of the general partner of Lazarus Investment Partners, LLLP, is the brother of Dr. Todd A. Borus, a member of our board of directors. In addition, Douglas B. Luce, the brother of J. David Luce, a member of our board of directors, agreed to purchase 285,714 shares of Common Stock and warrants to purchase 142,857 shares of Common Stock. The participation by these investors was on the same terms as the other investors in the offering.

On March 9, 2012, we entered into a securities purchase agreement with certain accredited investors pursuant to which the company agreed to sell and issue to the investors an aggregate principal amount of $4,050,000 of senior secured promissory notes and common stock purchase warrants to purchase a total of 3,022,388 shares of its common stock for gross proceeds of $4,050,000. The notes are senior secured promissory notes and are not convertible into equity securities of the company and, as amended, are due and payable on the first to occur of October 31, 2012 or the consummation of a subsequent financing, as defined. The notes are secured by a first priority lien on all of the company’s assets in accordance with, and subject to, a Security Agreement between the company and the investors. The warrants are exercisable for a period of 54 months commencing on the six month anniversary of the date on which they are issued and have an initial exercise price of $1.34 per share. The closing of the Financing occurred on March 14, 2012. The following investors that participated in the financing are related parties of the company. J. David Luce, a member of our board of directors, agreed to purchase an aggregate principal amount of $1,500,000 of notes and 1,119,403 warrants through three separate affiliated entities and John J. Waters, also a member of our board of directors agreed to purchase an aggregate principal amount of $150,000 of notes and 111,940 warrants. In addition, our chief executive officer and a member of our board of directors, O’Connell Benjamin, and our chief financial officer, William Marshall, each agreed to purchase an aggregate principal amount of $50,000 of notes and 37,313 warrants. Further, Lazarus Investment Partners LLLP, which was the beneficial owner of approximately 16.2% of our outstanding shares of common stock immediately prior to the offering, agreed to purchase an aggregate principal amount of $1,000,000 of notes and 746,269 warrants. The manager of the general partner of Lazarus Investment Partners, LLLP, is the brother of Dr. Todd A. Borus, a member of our board of directors. The participation by these investors was on the same terms as the other investors in the offering.

On September 24, 2012, we entered into a securities purchase agreement with certain accredited investors pursuant to which the company agreed to sell and issue to the investors an aggregate principal amount of $3,300,000 of senior secured promissory notes and common stock purchase warrants to purchase a total of 2,558,139 shares of its common stock for gross proceeds of $3,300,000. The notes are senior secured promissory notes and are not convertible into equity securities of the company and are due and payable on the first to occur of October 31, 2013 or the consummation of a subsequent financing, as defined. The notes are secured by a first priority lien on all of the company’s assets in accordance with, and subject to, a Security Agreement between the company and the investors. The warrants are exercisable for a period of 54 months commencing on the six month anniversary of the date on which they are issued and have an initial exercise price of $1.34 per share. The closing of this financing occurred on September 28, 2012. The following investors that participated in the financing are related parties of the company. An entity affiliated with J. David Luce, a member of our board of directors, and his spouse, agreed to purchase an aggregate principal amount of $1,150,000 of notes and 891,473 warrants and our chief executive officer and a member of our board of directors, O’Connell Benjamin, and our chief financial officer, William Marshall, each agreed to purchase an aggregate principal amount of $50,000 of notes and 38,760 warrants. Further, Lazarus Investment Partners LLLP, which was the beneficial owner of approximately 23.8% of our outstanding shares of common stock immediately prior to the offering, agreed to purchase an aggregate principal amount of $1,000,000 of notes and 775,194 warrants. The manager of the general partner of Lazarus Investment Partners, LLLP, is the brother of Dr. Todd A. Borus, a member of our board of directors. The participation by these investors was on the same terms as the other investors in the offering.

On September 24, 2012, we also entered into a transaction with the holders of the senior secured promissory notes issued in March 2012, to extend the maturity date of such notes to October 31, 2013 and grant pari passu rights to the new notes issued on September 28, 2012. In connection with and in consideration of this extension, we agreed to issue the note holders extension warrants to purchase an aggregate of 2,197,674 shares of common stock with the same terms as the warrants issued to the new note holders. Due to their ownership of secured notes issued in March 2012, we will issue extension warrants to the following related parties: entities affiliated with Mr. Luce will be issued a total of 813,953 extension warrants; John Waters, a director, will be issued 81,395 extension warrants, each of the company’s chief executive officer and chief financial officer will be issued 27,131 extension warrants and Lazarus Investment Partners will be issued 542,636 extension warrants. In addition, we also entered into a Board Nomination and Observer Agreement (the “Board Agreement”) with Lazarus Investment Partners, LLLP (“Lazarus Investment”) in September 2012 pursuant to which we granted it the right to appoint either an observer to our board of directors or to nominate an individual for election to our board of directors. So long as Lazarus Investment owns 5% or more of our outstanding common stock it may designate an observer to attend all meetings of our board in a non-voting capacity for a period of two years. In addition, in lieu of designating an observer, so long as it owns at least 10% of our outstanding common stock, Lazarus Investment shall have the right to designate one person to be nominated for election to the board. If Lazarus Investment nominates an individual for election to our board, we shall promptly increase the size of the board, appoint such nominee as a member of the board and, subject to the terms of the Board Agreement, use our best efforts to include such nominee in the slate of nominees recommended for election as a director for three years.

On March 9, 2012, we entered into a Series C Consent and Voting Agreement (the “Voting Agreement”) with the holders of a majority of our outstanding shares of Series C Preferred Stock, including Lazarus Investment Partners, LLLP, which owned approximately 16.2% of our common stock and 40% of our Series C Preferred Stock at such time. Pursuant to this agreement, these Series C Preferred Stockholders agreed to vote their shares of Series C Preferred Stock entitled to vote at our April 9, 2012 special meeting in favor of two proposals to amend the terms of our Series C Designation. The Series C Preferred Stockholder parties to the Voting Agreement also granted us an irrevocable proxy granting us the right to vote such shares in accordance with the preceding paragraph. The Voting Agreement terminated upon our implementation of the amendments to our Series C Designation to extend the maturity date to April 12, 2013 and to increase the dividend rate to 20% for the extension period. At the special meeting of stockholders held on April 9, 2012, the stockholders of the company approved the amendment to our Certificate of Incorporation by an amendment to our Series C Designation to extend the maturity date and increase the dividend rate of the Series C Preferred Stock and on April 10, 2012, we filed a Certificate of Amendment to the Series C Designation with the Secretary of State of Delaware to effect these modifications. Accordingly, on such date, we issued our Series C Stockholders warrants to purchase an aggregate of 825,000 shares of common stock, pro rata , based on the number of Series C Shares held by each Series C Stockholder as of the date of issuance. These warrants are exercisable for a period of 54 months, commencing six months following the date of issuance, at an exercise price equal to $1.60 per share.

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

The board of directors of Authentidate has selected EisnerAmper LLP (formerly Eisner LLP) as its independent registered public accounting firm for the current fiscal year. During the 2012 fiscal year, the audit services provided by EisnerAmper LLP consisted of an audit of the financial statements and services related to filings with the SEC. The following table presents the total fees billed for professional audit and non-audit services rendered by our independent registered public accounting firm during the years ended June 30, 2012 and 2011, and fees billed for other services rendered by our independent registered public accounting firm during those periods.

	Year Ended June 30,
	2012	2011
Audit Fees (1)	$260,000	$167,000

Total	$260,000	$167,000

(1)	Audit services consist of audit work performed on financial statements, audit work performed on internal control over financial reporting, reviews of Annual Reports on Form 10-K, reviews of financial statements and related Quarterly Reports on Form 10-Q during the fiscal year, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including consents for registration statement filings and responding to SEC comment letters on annual and quarterly filings. During the fiscal years ended June 30, 2012 and 2011, all reported amounts were for services provided by EisnerAmper LLP.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following Financial Statements of AHC are set forth below:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of June 30, 2012 and 2011;

•	Consolidated Statements of Operations and Comprehensive Operations for the years ended June 30, 2012, 2011, and 2010;

•	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2012, 2011, and 2010;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2012, 2011, and 2010; and

•	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

There are no schedules required for any of the years in the three year period ended June 30, 2012 pursuant to item 15 (d)

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

Dated: September 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/S/ J. EDWARD SHERIDAN J. Edward Sheridan	Chairman of the Board	September 28, 2012

/S/ O’CONNELL BENJAMIN O’Connell Benjamin	Chief Executive Officer, President and Director	September 28, 2012

/S/ TODD A. BORUS, M.D. Todd A. Borus	Director	September 28, 2012

/S/ J. DAVID LUCE J. David Luce	Director	September 28, 2012

/S/ JOHN J. WATERS John J. Waters	Director	September 28, 2012

/S/ WILLIAM A. MARSHALL William A. Marshall	Chief Financial Officer and Principal Accounting Officer	September 28, 2012

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

Item No.	Description
2.1	Asset Purchase Agreement, dated as of May 31, 2007, by and between Astria Solutions Group, LLC and Authentidate Holding Corp. (Exhibit 2.1 to Form 8-K filed June 11, 2007).

2.2	Share Purchase Agreement by and among Authentidate Holding Corp. and Exceet Group, dated March 9, 2011 (filed as exhibit 2.1 to Current Report on Form 8-K filed on April 7, 2011).

2.3	Joint Venture Termination Agreement dated November 21, 2011 (filed as Exhibit 2.1 to Current Report on Form 8-K filed on November 28, 2011).

3.1	Certificate of Incorporation of Bitwise Designs, Inc.-Delaware (Exhibit 3.3.1 to Registration Statement on Form S-18, File No. 33-46246-NY).

3.1.1	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

3.1.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit C to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

3.1.3	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 23, 2011).

3.1.4	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 30, 2012).

3.2	Certificate of Designation of Series B Preferred Stock (Exhibit 3.2.1 to Form 10-KSB dated October 4, 1999).

3.2.1	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series B Convertible Preferred Stock (Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2002).

3.3	Certificate of Designations, Preferences and Rights and Number of Shares of Series C 15% Convertible Redeemable Preferred Stock (filed as Exhibit 4.2 to Current Report on Form 8-K filed on October 14, 2010).

3.3.1	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series C15% Convertible Redeemable Preferred Stock (Exhibit 3.1 to Current Report on Form 8-K filed on April 11, 2012).

3.4	By-Laws, as amended (Exhibit 3.2.1 to Form 10-Q for the quarter ended March 31, 2004).

3.4.1	Amendment to By-laws (filed as Exhibit 3.1 to Current Report on Form 8-K, dated November 15, 2007).

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY).

4.2	Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494).

Item No.	Description
4.3	Senior Subordinated Secured Note, dated as of May 31, 2007, executed by Astria Solutions Group, LLC (Exhibit 4.1 to Form 8-K filed June 11, 2007).

4.4	Form of Warrant issued to Placement Agent dated December 7, 2009 (filed as Exhibit 4.2 to Current Report on Form 8-K dated December 8, 2009).

4.5	Form of Warrant granted pursuant to Standby Commitment dated September 22, 2009 (filed as Exhibit 4.6 to Annual Report on Form 10-K for the fiscal year ended June 30, 2010).

4.6	Form of Warrant granted to consultant (filed as Exhibit 4.6 to Annual Report on Form 10-K for the fiscal year ended June 30, 2010).

4.7	Form of Warrant issued in private placement from October 2010 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on October 14, 2010).

4.8	Form of Series C Preferred Stock Certificate (filed as Exhibit 4.3 to Registration Statement on Form S-3, Filed No. 333-17060).

4.9	Form of Warrant filed as Exhibit 4.1 to Current Report on Form 8-K dated October 12, 2011.

4.10	Form of Senior Promissory Note issued March 14, 2012 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on March 14, 2012).

4.11	Form of Warrants issued March 14, 2012 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on March 14, 2012).

4.12	Form of Warrants issued April 10, 2012 (filed as Annex C to Definitive Proxy Statement dated March 13, 2012).

4.13	Form of Senior Promissory Notes issued September 28, 2012 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on September 28, 2012).

4.14	Form of Warrants issued September 28, 2012 (filed as Exhibit 4.2 to Current Report on Form 8-K filed on September 28, 2012).

4.15	Form of Extension Warrants issued September 28, 2012 (filed as Exhibit 4.3 to Current Report on Form 8-K filed on September 28, 2012).

10.1++	Agreement among Trac Medical Solutions, Inc., Homecare Association, LLC and bConnected Software, Inc. dated February 12, 2004 (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004).

10.2++	Product Development and License Agreement between Trac Medical Solutions, Inc. and bConnected Software, Inc. dated February 12, 2004 (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004).

10.3§§	2000 Employee Stock Option Plan, as amended (filed as Exhibit B to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

10.4§§	Form of Stock Option Award Pursuant to 2000 Employee Stock Option Plan, as amended (filed as Exhibit 10.30.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.5§§	Form of Stock Option Award Pursuant to 2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit 10.31.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.6	Lease Agreement dated as of July 5, 2005 between Authentidate Holding Corp. and The Connell Company (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 11, 2005).

Item No.	Description
10.7§§	Employment Agreement between William A. Marshall and Authentidate Holding Corp. (filed as Exhibit 10.1 to Current Report on Form 8-K dated February 15, 2006).

10.8	Limited Liability Company Agreement by and between Authentidate Holding Corp. and EncounterCare Solutions, Inc. (filed as Exhibit 10.1 to Current Report on Form 8-K dated November 10, 2009).

10.9	Form of Securities Purchase Agreement December 7, 2009 (filed as Exhibit 10.1 to Current Report on Form 8-K dated December 8, 2009).

10.10§§	Compensation Modification Agreement with O’Connell Benjamin (filed as Exhibit 10.1 to Current Report on Form 8-K dated February 22, 2010).

10.11§§	Compensation Modification Agreement with William Marshall (filed as Exhibit 10.2 to Current Report on Form 8-K dated February 22, 2010).

10.12§§	2010 Employee Stock Option Plan (filed as Exhibit A to definitive Proxy Statement dated April 14, 2010).

10.13§§	Form of Stock Option Award Pursuant to 2010 Employee Stock Option Plan (filed as Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended June 30, 2010).

10.14§§	2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit 10.2 to Current Report on Form 8-K dated May 25, 2010).

10.15	Purchase Agreement between Authentidate Holding Corp. and Star Advisors, LLC dated as of June 30, 2010 (filed as Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended June 30, 2010).

10.16	Form of Securities Purchase Agreement dated October 12, 2010 by and among Authentidate Holding Corp. and the Investors named therein (filed as Exhibit 10.1 to Current Report on Form 8-K filed on October 14, 2010).

10.17	Form of Registration Rights Agreement dated October 12, 2010 by and among Authentidate Holding Corp. and the Investors named therein (filed as Exhibit 10.2 to Current Report on Form 8-K filed on October 14, 2010).

10.18	Stipulation of Settlement (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2010).

10.19§§	Compensation Modification Agreement with O’Connell Benjamin (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2010).

10.20§§	Compensation Modification Agreement with William Marshall (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2010).

10.21	Trademark License Agreement dated March 9, 2011 between Authentidate Holding Corp. and Authentidate International, AG (filed as Exhibit 10.2 to Current Report on Form 8-K filed on April 7, 2011)

10.22++	Intellectual Property License Agreement dated March 9, 2011 between Authentidate Holding Corp. and Authentidate International, AG (filed as Exhibit 10.2 to Current Report on Form 8-K filed on April 7, 2011)

10.23++	Contract Award from U.S. Department of Veterans Affairs (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.24§§	Employment Agreement dated September 6, 2011 between O’Connell Benjamin and the Company (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 8, 2011).

Item No.	Description
10.25§§	2011 Omnibus Equity Incentive Plan (filed as Appendix A to the definitive proxy statement dated July 27, 2011).

10.26§§	Form of Incentive Stock Option Grant Agreement under the 2011 Omnibus Equity Incentive Plan (filed as Exhibit 10.32 to the Annual Report on Form 10-K for the year ended June 30, 2011).

10.27§§	Form of Non-Statutory Stock Option Grant Agreement under the 2011 Omnibus Equity Incentive Plan (filed as Exhibit 10.33 to the Annual Report on Form 10-K for the year ended June 30, 2011).

10.28	Placement Agency Agreement by and between the Company and C.K. Cooper & Co., Inc. dated October 7, 2011 (filed as Exhibit 1.1 to Current Report on Form 8-K dated October 12, 2010).

10.29	Engagement Agreement by and between the Company and Rodman &Renshaw, LLC, dated as of October 7, 2011 (filed as Exhibit 1.2 to Current Report on Form 8-K dated October 12, 2011).

10.30	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to Current Report on Form 8-K dated October 12, 2011).

10.31++	Intellectual Property License and Supply Agreement dated November 21, 2011 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on November 28, 2011).

10.32	Registration Rights Agreement dated November 21, 2011 (filed as Exhibit 10.2 to Current Report on Form 8- filed on November 28, 2011).

10.34	Form of Securities Purchase Agreement dated March 9, 2012 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on March 14, 2012).

10.35	Form of Security Agreement dated March 9, 2012 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on March 14, 2012).

10.36	Form of Amendment to Security Agreement dated March 28, 2012 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on March 30, 2012).

10.37§§	Compensation Modification Agreement dated June 21, 2012 with O’Connell Benjamin (filed as Exhibit 10.1 to Current Report on Form 8-K filed on June 27, 2012).

10.38§§	Compensation Modification Agreement dated June 21, 2012 with William A. Marshall (filed as Exhibit 10.2 to Current Report on Form 8-K filed on June 27, 2012.

10.39	Form of Indemnification Agreement (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2012).

10.40§§	Employment Agreement between the Company and O’Connell Benjamin dated September 10, 2012 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on September 12, 2012).

10.41	Form of Securities Purchase Agreement dated September 24, 2012 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 28, 2012).

10.42	Form of Security Agreement dated September 24, 2012 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on September 28, 2012).

10.43	Form of Amendment Agreement dated September 24, 2012 (filed as Exhibit 10.3 to Current Report on Form 8-K filed on September 28, 2012).

10.44	Board Nominating and Observer Agreement between the Company and Lazarus Investment Partners, LLLP (filed as Exhibit 10.4 to Current Report on Form 8-K filed on September 28, 2012).

14	Code of Ethics (Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

21*	Subsidiaries of Registrant

Item No.	Description
23.1*	Consent of EisnerAmper LLP

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.1†	The following financial information from the Authentidate Holding Corp.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Operations; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and, (v) the Notes to Consolidated Financial Statements.**

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†	The Company will furnish Exhibit 101 within 30 days of the filing date of this Form 10-K, as permitted under the rules of the Securities and Exchange Commission.

Authentidate Holding Corp. and Subsidiaries

Index to Consolidated Financial Statements

June 30, 2012, 2011 and 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Authentidate Holding Corp.

We have audited the accompanying consolidated balance sheets of Authentidate Holding Corp. and subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive operations, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2012. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Authentidate Holding Corp. and subsidiaries as of June 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York

September 28, 2012

Authentidate Holding Corp. and Subsidiaries

Consolidated Balance Sheets

	June 30,
(in thousands, except per share data)	2012	2011
Assets
Current assets
Cash and cash equivalents	$2,036	$1,444
Restricted cash	256	256
Marketable securities	210	980
Accounts receivable, net	645	423
Inventory	4,016	4,569
Prepaid expenses and other current assets	1,286	557

Total current assets	8,449	8,229
Property and equipment, net	917	680
Other assets
Software development costs, net	171	695
Licenses, net	2,196	65
Other assets	1,128	1,166

Total assets	$12,861	$10,835

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other liabilities	$3,547	$3,198
Deferred revenue	100	92

Total current liabilities	3,647	3,290
Senior secured notes, net of unamortized discount	2,866	—
Long-term deferred revenue	281	140

Total liabilities	6,794	3,430

Commitments and contingencies (Note 13)
Redeemable preferred stock	3,254	2,931
Shareholders’ equity
Common stock, $.001 par value; 100,000 shares authorized, 26,999 and 23,161 shares issued and outstanding on June 30, 2012 and 2011, respectively	27	23
Additional paid-in capital	179,890	172,809
Accumulated deficit	(177,104)	(168,358)

Total shareholders’ equity	2,813	4,474

Total liabilities, redeemable preferred stock and shareholders’ equity	$12,861	$10,835

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Operations

	Year Ended June 30,
(in thousands, except per share data)	2012	2011	2010
Revenues
Hosted software services	$2,590	$2,795	$2,419
Telehealth products and services	598	141	8

Total revenues	3,188	2,936	2,427
Operating expenses
Cost of revenues	2,589	1,996	2,016
Selling, general and administrative	6,359	6,065	7,063
Product development	928	829	1,016
Depreciation and amortization	1,019	1,197	1,209

Total operating expenses	10,895	10,087	11,304

Operating loss	(7,707)	(7,151)	(8,877)
Other (expense) income, net	(645)	365	(170)

Loss from continuing operations	(8,352)	(6,786)	(9,047)
Income (loss) from discontinued operations, including loss on disposal in 2011 of $5,405, net	—	(5,769)	42

Net loss	$(8,352)	$(12,555)	$(9,005)

Basic and diluted loss per common share
Continuing operations	$(0.35)	$(0.32)	$(0.50)
Discontinued operations	—	(0.27)	0.00

Basic and diluted loss per common share	$(0.35)	$(0.59)	$(0.50)

Comprehensive operations
Net loss	$(8,352)	$(12,555)	$(9,005)
Foreign currency translation adjustments	—	8	(29)
Reclassification of foreign currency translation loss to discontinued operations	—	127	—

Comprehensive loss	$(8,352)	$(12,420)	$(9,034)

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Number of Shares	Preferred Stock	Number of Shares	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, June 30, 2009	28	$3	17,143	$17	$166,069	$(146,443)	$(106)	$19,540
Preferred stock dividends						(70)		(70)
Share-based compensation expense					311			311
Issuance of common stock			2,050	2	3,537			3,539
Exercise of stock options			4		5			5
Restricted shares issued for services			22		54			54
Issuance of warrants for commitment					533			533
Net loss						(9,005)		(9,005)
Other comprehensive loss							(29)	(29)

Balance, June 30, 2010	28	$3	19,218	$19	$170,509	$(155,518)	$(135)	$14,878
Preferred stock dividends						(285)		(285)
Share-based compensation expense					230			230
Issuance of common stock, net			3,875	4	2,641			2,645
Restricted shares issued for services			68		76			76
Issuance of warrants for services					50			50
Reclass Series B preferred stock	(28)	(3)			(697)			(700)
Net loss						(12,555)		(12,555)
Other comprehensive income							135	135

Balance, June 30, 2011	—	$—	23,161	$23	$172,809	$(168,358)	$—	$4,474
Preferred stock dividends						(394)		(394)
Share-based compensation expense					296			296
Issuance of common stock, net			2,938	3	3,613			3,616
Exercise of stock options and warrants			77		62			62
Restricted shares issued for services			73		119			119
Issuance of warrants for services					5			5
Shares isued for business acquisition, net			750	1	1,205			1,206
Warrants issued with secured debt					1,781			1,781
Net loss						(8,352)		(8,352)

Balance, June 30, 2012	—	$—	26,999	$27	$179,890	$(177,104)	$—	$2,813

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	June 30,
(in thousands)	2012	2011	2010
Cash flows from operating activities
Net loss	$(8,352)	$(12,555)	$(9,005)
Adjustments to reconcile net loss to net cash used by operating activities
Loss (income) from discontinued operations	—	5,769	(42)
Amortization of debt discount	647	—	—
Depreciation and amortization	1,019	1,197	1,209
Share-based compensation	296	226	283
Warrants issued for services	5	50	—
Restricted shares issued for services	119	76	54
Amortization of deferred financing cost warrants	—	—	533
Net gain on sale of non-core assets	—	(351)	—
Changes in assets and liabilities, net of effects from business acquisition
Accounts receivable	(222)	98	(80)
Inventory	553	20	(4,301)
Prepaid expenses and other current assets	(729)	108	85
Accounts payable, accrued expenses and other liabilities	2	(955)	3,084
Deferred revenue	149	(148)	71

Net cash used in operating activities	(6,513)	(6,465)	(8,109)

Cash flows from investing activities
Restricted cash	—	—	256
Payment for business acquisition	(725)	—	—
Purchases of property and equipment and other assets	(511)	(611)	(320)
Other intangible assets acquired	(41)	(60)	(12)
Capitalized software development costs	—	—	(80)
Net proceeds from sale of non-core assets	—	2,351	—
Sales of marketable securities	770	99	5,024

Net cash (used) provided by investing activities	(507)	1,779	4,868

Cash flows from financing activities
Net proceeds from issuance of preferred and common stock and warrants	3,620	4,645	3,539
Net proceeds from issuance of senior secured notes and warrants	4,000	—	—
Proceeds from exercise of options and warrants	62	—	5
Dividends paid	(70)	(88)	(35)

Net cash provided by financing activities	7,612	4,557	3,509

Net increase (decrease) in cash and cash equivalents	592	(129)	268
Cash flow from discontinued operations—operating activities	—	(25)	(254)
Cash flow from discontinued operations—investing activities	—	1,277	(13)
Effect of exchange rate changes on cash flows—discontinued operations	—	8	(29)
Net change in cash and cash equivalents—discontinued operations	—	37	296

Cash and cash equivalents, beginning of period	1,444	276	8

Cash and cash equivalents, end of period	$2,036	$1,444	$276

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012, 2011, and 2010

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

Our telehealth solutions provide in-home patient vital signs monitoring systems and services to improve care for patients with chronic illnesses and reduce the cost of care by delivering results to their healthcare providers via the Internet. Our solutions enable unattended measurements of patients’ vital signs and related health information and are designed to aid wellness and preventative care and deliver better care to specific patient segments who require regular monitoring of medical conditions. Healthcare providers can easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans securely via the Internet. The service provides a combination of care plan schedule reminders and comprehensive disease management education as well as intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Healthcare providers and health insurers are also expected to benefit by having additional tools to improve patient care, and reduce overall in-person and emergency room patient visits. Authentidate currently operates its business in the United States with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. The business is engaged in the development and sale of web-based services largely based on our Inscrybe® platform and related capabilities and telehealth services featuring our Electronic House Call™ and Interactive Voice Response products. We also offer our patent pending content authentication technology AuthentiProof with our services.

Based on our business plan, we expect our existing resources, proceeds from the $3.3 million senior note transaction completed in September 2012, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, these resources may not be sufficient if we are required to redeem our outstanding shares of Series B and Series C preferred stock within the next 12 months. If we are required to redeem these securities within the next 12 months, we may need to renegotiate the terms of such securities. If necessary, management of the company believes that it can reduce operating expenses and/or raise additional equity or debt financing to satisfy its working capital requirements. However, no assurances can be given that we will be able to support our costs through revenues derived from operations, generate sufficient cash flow to satisfy our other obligations or successfully modify the terms of these securities. In addition, there can be no assurance that the company will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company.

As discussed more fully in Note 18 of Notes to Consolidated Financial Statements, on April 1, 2011 the company announced that it had completed the sale of all the capital stock of its wholly-owned German subsidiary, Authentidate International AG, to Exceet Group AG. Accordingly, the results of operations and cash flows, of the German subsidiary have been presented as discontinued operations in the consolidated financial statements for all applicable periods presented.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012, 2011, and 2010

As discussed more fully in Note 19 of Notes to Consolidated Financial Statements, on November 21, 2011 the company completed a transaction whereby its ExpressMD Solutions LLC joint venture became a wholly-owned subsidiary of the company. In prior periods the joint venture was included in our consolidated financial statements because the company had elected to provide the majority of funding for the joint venture and was deemed to be the primary beneficiary.

Certain asset, revenue and expense amounts for prior years have been reclassified to conform to the presentation for 2012.

Effective August 31, 2012, the company completed a one-for-two reverse stock split of its common stock. The reverse stock split was approved at the annual meeting of stockholders held on June 21, 2012 where the stockholders authorized the board of directors to proceed with a reverse split and to determine the ratio of the split within an approved range. All common share, option and warrant amounts and related per share amounts have been restated for all periods presented to give effect to the reverse stock split.

Principles of Consolidation

The financial statements include the accounts of Authentidate Holding Corp. and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments where we do not exercise significant influence over the investee are accounted for under the cost method.

Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. At June 30, 2012 and 2011 cash equivalents consisted primarily of investments in short term investments such as overnight interest bearing deposits.

Marketable Securities

Our marketable securities as of June 30, 2012 and 2011 consisted primarily of money market investments. We classify our investments as “available for sale” and they have been recorded at cost which approximates fair market value due to their variable interest rates. As a result, we have had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from such investments. All income generated from these investments is recorded as interest income.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012, 2011, and 2010

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

Software Development Costs

Software development and modification costs incurred subsequent to establishing technological feasibility are capitalized and amortized based on anticipated revenue for the related product with an annual minimum equal to the straight-line amortization over the remaining economic life of the related product (generally three years). Amortization expense of $524,000, $765,000 and $799,000 for the years ended June 30, 2012, 2011 and 2010, respectively, is included in depreciation and amortization expense.

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

June 30, 2012, 2011, and 2010

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

Advertising Expenses

We recognize advertising expenses as incurred. Advertising expense was $28,000, $37,000 and $12,000 for the years ended June 30, 2012, 2011 and 2010, respectively.

Product Development Expenses

These costs represent research and development expenses and include salary and benefits, professional and consultant fees and supplies and are expensed as incurred.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012, 2011, and 2010

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

We have no significant off-balance sheet arrangements at June 30, 2012. At June 30, 2012, two customers represented 47% of total accounts receivable. At June 30, 2011, two customers represented 33% of total accounts receivable. For the year ended June 30, 2012, three customers accounted for approximately 39% of consolidated revenues. For the year ended June 30, 2011, three customers accounted for approximately 41% of consolidated revenues. For the year ended June 30, 2010, two customers accounted for 32% of consolidated revenues.

Investment in Health Fusion, Inc.

In fiscal 2005 we invested $750,000 in an unaffiliated third party, Health Fusion, Inc. in connection with a strategic relationship established with this company. We own less than 3% of the fully diluted shares of Health Fusion and account for this investment using the cost method. This investment is included in other assets.

Present Accounting Standards Not Yet Adopted

In December 2011 the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update N0. 2011-05, to defer the effective date for the part of ASU 2011-05 that would require adjustments of items out of accumulated other comprehensive income to be presented on the components of both net income and other comprehensive income in financial statements until FASB can adequately evaluate the costs and benefits of this presentation requirement. We are currently evaluating the impact of this standard on our consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012, 2011, and 2010

In December 2011 the FASB issued Accounting Standards Update (ASU) 2011-11 “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities” which requires disclosure of net and gross positions in covered financial instruments which are (1) offset in accordance with ASC Sections 210-20-45 or 815-10-45, or (2) subject to an enforceable netting or other similar arrangement. The new disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013 and will be required for all prior comparative periods presented. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

On August 23, 2011, the stockholders approved the 2011 Omnibus Equity Incentive Plan (the 2011 Plan). The 2011 Plan replaces the 2010 Employee Stock Option Plan and the 2001 Non-Executive Director Stock Option Plan. The 2011 Plan provides for the issuance of up to 3,350,000 shares of the company’s common stock in connection with stock options, restricted share awards and other stock compensation vehicles.

2011 Omnibus Equity Incentive Plan

The 2011 Plan is administered by a committee designated of the board of directors comprised entirely of outside directors. The board or the committee, as the case may be, has the discretion to determine eligible participants and the types of awards and the terms of such awards. Vesting generally occurs one-third per year over three years and options generally have a life of ten years. The board or the committee has full authority to interpret the 2011 Plan and to establish and amend rules and regulations relating thereto. Under the 2011 Plan, the exercise price of an option designated as an ISO may not be less than the fair market value of the company’s common stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent shareholder, the exercise price shall be at least 110% of such fair market value. The aggregate fair market value on the grant date of shares subject to options which are designated as ISOs which become exercisable in any calendar year, shall not exceed $100,000 per optionee.

The board or the committee may in its sole discretion grant bonuses or authorize loans to or guarantee loans obtained by a participant to enable such participant to pay any taxes that may arise in connection with the exercise or cancellation of an option. As of June 30, 2012, 2011 and 2010, no loans had been granted or guaranteed. Loans may not be granted or guaranteed for directors or executive officers.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012, 2011, and 2010

Stock option activity under the company’s stock option plans for employees and non-executive directors for the period ended June 30, 2012 is as follows (in thousands, except per share and average life data):

Employees Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2009	1,824	$6.98
Granted	768	2.88
Exercised	(4)	1.22
Expired/forfeited	(697)	4.64

Outstanding, June 30, 2010	1,891	6.20
Granted	592	1.74
Expired/forfeited	(511)	7.36

Outstanding, June 30, 2011	1,972	4.56
Granted	579	1.42
Exercised	(2)	1.20
Expired/forfeited	(259)	1.91

Outstanding, June 30, 2012	2,290	$4.06	6.93	$112

Exercisable at June 30, 2012	923	$7.04	4.85	$37

Expected to vest at June 30, 2012	993	$2.05	8.70	$60

Non-Executive Director Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2009	235	$7.00
Granted	45	2.50
Options expired	(34)	7.44

Outstanding, June 30, 2010	246	6.12
Granted	45	1.70
Expired	(41)	11.96

Outstanding, June 30, 2011	250	4.36
Granted	35	1.72
Expired	(42)	5.07

Outstanding, June 30, 2012	243	$3.86	4.53	$4

Under the 2011 Plan, the company’s non-employee directors continue to have the option to elect to receive up to 100% of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of our common stock issued at fair value in accordance with the terms of the 2011 Plan. During the year ended June 30, 2012, the company issued 73,213 shares of restricted common stock (valued at approximately $119,000) to certain non-executive directors in connection with this program. In July 2012, the company issued 27,259 shares of restricted common stock (valued at approximately $35,000) to such directors under the program.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012, 2011, and 2010

Share-based compensation expense by category is as follows (in thousands):

	June 30,
	2012	2011	2010
SG&A	$241	$194	$249
Product development	35	23	24
Cost of revenues	20	9	10

Share-based compensation expense	$296	$226	$283

The accounting guidance requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The company did not realize any tax benefits from the exercise of stock options during the years ended June 30, 2012, 2011 and 2010.

We computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. We based our estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on our historical stock volatility. The assumptions used in our Black-Scholes calculations for fiscal 2012, 2011 and 2010 are as follows:

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

As of June 30, 2012, there was approximately $1,176,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements. Approximately $371,000 of this expense is expected to be recognized over a weighted-average period of 21 months. The remaining expense will be recognized if certain vesting conditions are met during the next 15 months.

The total intrinsic value of options exercised was $1,400, $0 and $3,600 for fiscal years ended 2012, 2011 and 2010, respectively. The weighted average grant date fair value of options granted during the fiscal years ended June 30, 2012, 2011 and 2010 was approximately $1.08, $1.26 and $1.52. The values were calculated using the Black-Scholes model.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012, 2011, and 2010

The total fair value of shares vested was $240,000, $238,000 and $225,000 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

3. Loss per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	June 30,
	2012	2011	2010
Loss from continuing operations	$(8,352)	$(6,786)	$(9,047)
Income (loss) from discontinued operations, including loss on disposal in 2011 of $5,405, net	—	(5,769)	42

Net loss	(8,352)	(12,555)	(9,005)
Preferred stock dividends	(394)	(285)	(70)
Deemed preferred stock dividends	(223)	—	—

Net loss applicable to common shareholders	$(8,969)	$(12,840)	$(9,075)

Weighted average shares	25,700	21,948	18,247

Basic and diluted loss per common share
Continuing operations, less preferred dividends	$(0.35)	$(0.32)	$(0.50)
Discontinued operations	—	$(0.27)	0.00

Basic and diluted loss per common share	$(0.35)	$(0.59)	$(0.50)

The deemed preferred stock dividends included in the loss per share calculation represent the accretion of the fair value of the warrants issued in connection with the extension of the redemption date of the Series C 15% convertible redeemable preferred stock over the period from issuance through the redemption date. As discussed more fully in Note 11 of Notes to Consolidated Financial Statements, the fair value of the warrants was determined using the Black-Scholes option pricing model. All common stock equivalents were excluded from the loss per share calculation for all periods presented because the impact is antidilutive. At June 30, 2012 options (2,533,000), warrants (8,651,000), Series C preferred stock (2,500,000) and Series B preferred stock (250,000) were outstanding. At June 30, 2011, options (2,222,000), warrants (3,410,000), Series C preferred stock (2,500,000) and Series B preferred stock (250,000) were outstanding. At June 30, 2010, options (2,362,000), warrants (360,000) and Series B preferred stock (250,000) were outstanding.

4. Assets Held for Sale

On July 14, 2010, the company completed the sale of certain non-core assets, including the company’s land and building in Schenectady, New York to Star Advisors, LLC (“Star”), acting on behalf of Astria Solutions Group LLC (Astria), for a total purchase price of approximately $2.4 million. Under the purchase agreement, the company also disposed of the $2.0 million note; and the balance of deferred receivables related to the businesses sold to Astria in June 2007. Net proceeds from the sale were approximately $2.35 million, after the payment of expenses and brokerage commissions related to the transaction. The company recorded a gain on the sale of such assets of approximately $351,000 in the quarter ended September 30, 2010. Prior to the sale Astria was leasing for a portion of the building owned by the company in Schenectady, New York where the acquired businesses were located. Under the terms of the lease, Astria elected to pay all taxes and operating costs for the land and building and rent and additional rent of approximately $186,000 per year for the term of lease.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012, 2011, and 2010

5. Inventory

In connection with our manufacturing and sales plans for the our telehealth service, the company has purchased certain components and contract manufacturing services for the production of the monitoring appliance. Inventory consists of the following (in thousands):

	June 30,
	2012	2011
Purchased components	$3,694	$3,687
Finished goods	322	882

Total inventory	$4,016	$4,569

6. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,		Estimated Useful Life In Years
	2012	2011
Machinery and equipment	$4,858	$4,369	3-6
Furniture and fixtures	236	236	5-7
Leasehold improvements	240	240	5

	5,334	4,845
Less: Accumulated depreciation and amortization	(4,417)	(4,165)

	$917	$680

Depreciation expense on property and equipment for the years ended June 30, 2012, 2011 and 2010 was approximately $252,000, $292,000 and $284,000, respectively.

7. Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist of the following (in thousands):

	June 30,
	2012	2011
Accounts payable and accrued expenses	$3,251	$3,053
Accrued acquisition payable, net	146	—
Accrued vacation	150	145

	$3,547	$3,198

8. Senior Secured Notes

On March 9, 2012, the company entered into a securities purchase agreement with certain accredited investors pursuant to which we sold an aggregate principal amount of $4,050,000 of senior secured promissory notes and warrants to purchase a total of 3,022,388 shares of common stock for gross proceeds of $4,050,000.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012, 2011, and 2010

The secured notes are senior secured promissory notes and are not convertible into equity securities. The secured notes, as amended, are due and payable on the first to occur of October 31, 2013 or a subsequent financing as defined. No interest shall accrue on the secured notes and they contain covenants and events of default customary for similar transactions. The secured notes are collateralized by a first priority lien on all of the company’s assets in accordance with, and subject to, a security agreement. The warrants are exercisable for a period of 54 months commencing on the six month anniversary of the closing date at an initial exercise price of $1.34 per share, which is 101% of the consolidated closing bid price reported by the Nasdaq Stock Market on March 9, 2012. The closing of this financing occurred on March 14, 2012 and the net proceeds to us from the transaction, after deducting estimated offering expenses, were approximately $4,000,000. The following investors that participated in this financing are related parties to us. J. David Luce, a member of our board of directors, purchased an aggregate principal amount of $1,500,000 of secured notes and 1,119,403 warrants through three separate affiliated entities, John J. Waters, also a member of our board of directors purchased an aggregate principal amount of $150,000 of secured notes and 119,940 warrants. In addition, our chief executive officer and a member of our board of directors, O’Connell Benjamin, and our chief financial officer, William Marshall, each purchased an aggregate principal amount of $50,000 of secured notes and 37,313 warrants. Further, Lazarus Investment Partners LLLP, which was the beneficial owner of approximately 16.2% of our outstanding shares of common stock immediately prior to the offering, purchased an aggregate principal amount of $1,000,000 of secured notes and 746,269 warrants. The manager of the general partner of Lazarus Investment Partners, LLLP is the brother of Dr. Todd A. Borus, a member of our board of directors. The participation by these investors was on the same terms as the other investors in the transaction.

The company allocated the proceeds from the secured note transaction to the secured notes and the warrants based on the relative fair values of such instruments using the present value of the secured notes at a market rate of interest and the fair value of the warrants based on the Black-Scholes option pricing model and the applicable assumptions set forth in Note 2 of Notes to Consolidated Financial Statements. The estimated debt expenses were allocated to the secured notes and warrants on the same basis. This allocation resulted in an effective interest rate for the secured notes of approximately 54% per annum, however, since the subjective nature of the inputs for the option pricing models can materially affect fair value estimates, in management’s opinion, such models may not provide a reliable single measure of the fair value of the warrants and the resulting effective interest rate. In connection with the secured note transaction the company recorded senior secured promissory notes of $4,050,000, debt discount of $1,831,000, including estimated debt issuance expenses, and additional paid-in-capital of $1,781,000 related to the fair value of the warrants. The non-cash amortization of the debt discount of $647,000 is included in the other (expense) income for the year ended June 30, 2012.

The following table sets forth the secured notes and unamortized debt discount (in thousands):

	June 30,
	2012	2011
Senior secured notes	$4,050	$—
Unamortized debt discount	(1,184)	—

Senior secured notes, net	$2,866	$—

On September 24, 2012, we entered into a securities purchase agreement with certain accredited investors pursuant to which the company agreed to sell and issue to the investors an aggregate principal amount of $3,300,000 of senior secured promissory notes and common stock purchase warrants to purchase a total of 2,558,139 shares of its common stock for gross proceeds of $3,300,000. The notes are senior secured promissory

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012, 2011, and 2010

notes and are not convertible into equity securities of the company and are due and payable on the first to occur of October 31, 2013 or the consummation of a subsequent financing, as defined. The notes are secured by a first priority lien on all of the company’s assets in accordance with, and subject to, a Security Agreement between the company and the investors. The warrants are exercisable for a period of 54 months commencing on the six month anniversary of the date on which they are issued and have an initial exercise price of $1.34 per share. The closing of the Financing occurred on September 28, 2012. The following investors that participated in the financing are related parties of the company. An entity affiliated with J. David Luce, a member of our board of directors, and his spouse, agreed to purchase an aggregate principal amount of $1,150,000 of notes and 891,473 warrants and our chief executive officer and a member of our board of directors, O’Connell Benjamin, and our chief financial officer, William Marshall, each agreed to purchase an aggregate principal amount of $50,000 of notes and 38,760 warrants. Further, Lazarus Investment Partners LLLP, which was the beneficial owner of approximately 23.8% of our outstanding shares of common stock immediately prior to the offering, agreed to purchase an aggregate principal amount of $1,000,000 of notes and 775,194 warrants. The manager of the general partner of Lazarus Investment Partners, LLLP, is the brother of Dr. Todd A. Borus, a member of our board of directors. The participation by these investors was on the same terms as the other investors in the offering.

On September 24, 2012, we also entered into a transaction with the holders of the senior secured promissory notes issued in March 2012, to extend the maturity date of such notes to October 31, 2013 and grant pari passu rights to the new notes issued on September 28, 2012. In connection with and in consideration of this extension, we issued the holders of the notes issued in March 2012 warrants to purchase an aggregate of 2,197,674 shares of common stock with the same terms as the warrants issued to the new note holders. Due to their ownership of secured notes issued in March 2012, extension warrants were issued to the following related parties: entities affiliated with Mr. Luce were issued a total of 813,953 extension warrants; John Waters, a director, was issued 81,395 extension warrants, each of the company’s chief executive officer and chief financial officer were issued 27,131 extension warrants and Lazarus Investment Partners was issued 542,636 extension warrants.

9. Income Taxes

At June 30, 2012, the company had federal net operating loss carryforwards for tax purposes of approximately $139,000,000 of which $5,300,000 are Separate Return Limitation Year (SRLY) and can only be used by the entity that generated these losses in the separate return years. These losses expire in various years between fiscal 2013 and fiscal 2032. The company also has a capital loss carryforward for tax purposes of approximately $13,600,000 related to the sale of its German subsidiary which expires in fiscal 2016 and can only be applied towards capital gains.

The provision for income taxes for continuing operations differs from the amount computed by applying the federal statutory rate of 34% as follows (in thousands):

	Year Ended June 30,
	2012	2011	2010
Computed expected tax benefit	$(2,840)	$(2,307)	$(3,076)
Benefit attributable to net operating loss and tax credit carryforwards and other deductible temporary differences not recognized	2,840	2,307	3,076

Income tax expense	$—	$—	$—

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012, 2011, and 2010

The components of deferred tax assets and liabilities consist of the following (in thousands):

	June 30,
	2012	2011
Deferred tax asset:
Intangible assets	$779	$515
Deferred compensation	588	819
Accrued expenses and other	328	167
Net operating loss and tax credit carryforwards	60,473	60,000

Total gross deferred tax assets	62,168	61,501
Less: Valuation allowance	(62,168)	(61,501)

Net deferred tax assets	$—	$—

The company has recorded a full valuation allowance of an amount equal to its deferred tax assets since it believes it is more likely than not that such deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended June 30, 2012, 2011 and 2010 was an increase of approximately $667,000, $4,012,000 and $2,729,000 respectively. As of June 30, 2012, the company has not recorded any unrecognized tax benefits, which remains unchanged from previous years. The company’s tax years June 2008 through June 2012 remain open to examination for most U.S. taxing authorities.

10. Lease Commitments

The company is obligated under operating leases for facilities and equipment expiring at various dates through the year 2017. Future minimum payments are as follows (in thousands):

		Operating Leases
Year Ending June 30:	2013	$512
	2014	512
	2015	512
	2016	512
	2017	299
	Thereafter	—

		$2,347

Rental expense was approximately $487,000, $484,000 and $536,000 for the years ended June 30, 2012, 2011 and 2010, respectively. At June 30, 2012 and 2011, restricted cash was being held as collateral for a letter of credit securing certain lease payments.

11. Preferred Stock and Redeemable Preferred Stock

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012, 2011, and 2010

In connection with the private placement transaction discussed in Note 20 of Notes to Consolidated Financial Statements, in October 2010 the company issued a total of 1,250,000 shares of Series C 15% convertible redeemable preferred stock. On April 9, 2012 the stockholders of the company approved amendments to the Series C 15% convertible redeemable preferred stock whereby the maturity date was extended by 12 months through April 12, 2013 and the dividend rate was increased to 20% per annum for the extension period. Following these amendments, each share of preferred stock has a stated value of $1.60 per share, and, subject to the rights of the company’s senior securities, has the following rights: (i) to receive dividends which accrue at the rate of 20% per annum (15% prior to April 13, 2012) payable in shares of common stock upon conversion or in cash upon redemption; (ii) effective upon shareholder approval, will convert into shares of common stock determined by dividing the stated value, plus accrued and unpaid dividends, by the conversion price, which is initially $0.80; (iii) to receive a liquidation preference equal to the sum of the stated value of each share of preferred stock, plus dividends; and (iv) unless converted, to be redeemed by the company 30 months from the date of issuance at a redemption price equal to the 102.5% of the stated value of the preferred stock, plus any accrued but unpaid dividends. Conversion of the shares of preferred stock is subject to the approval of the company’s stockholders in accordance with the Listing Rules of the Nasdaq Stock Market. If the company’s shareholders approve the conversion, the aggregate stated value of the shares of preferred stock will automatically convert into 2,500,000 shares of common stock. At June 30, 2012, the company has accrued dividends in the amount of approximately $536,000 related to these shares of preferred stock. The stated value of the preferred shares and the related accrued dividends are presented as temporary equity under the caption Redeemable preferred stock in the Consolidated Balance Sheet in accordance with the rules of the Securities and Exchange Commission.

In connection with the amendments discussed above, the company issued warrants to purchase 825,000 shares of common stock to the holders of the Series C 15% convertible redeemable preferred stock. These warrants are exercisable commencing six months following their issuance for the period of 54 months at an exercise price of $1.60 per share, which is equal to 101% of the closing bid price of the company’s common stock, as reported on the Nasdaq Stock Market, on the trading day immediately before the stockholders’ meeting on April 9, 2012. The warrants are exercisable for cash or by net exercise and the number of shares of common stock issuable upon exercise of these warrants is subject to adjustment in the case of stock splits, stock dividends combinations and similar recapitalization transactions. The value of these warrants using the Black-Scholes option pricing model and the applicable assumptions set forth in Note 2 of Notes to Consolidated Financial Statements was approximately $1,031,000.

As of June 30, 2012, there are 28,000 shares of Series B preferred stock outstanding. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note. The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 250,000 shares of our common stock at a conversion rate of $2.80 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. The company will be required to first redeem the Series B preferred stock if it is required to redeem the Series C preferred stock. Accordingly, as of June 30, 2012, the redemption value of the preferred shares and the related accrued dividends are presented as temporary equity under the caption redeemable preferred stock in the Consolidated Balance Sheet in accordance with the rules of the Securities and Exchange Commission. At June 30, 2012, the company has accrued dividends in the amount of $17,500 which remain unpaid.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012, 2011, and 2010

12. Common Stock Warrants

As discussed more fully in Notes 20 and 21 of Notes to Consolidated Financial Statements, during fiscal 2010 the company issued warrants to purchase 85,000 shares of the company’s common stock to the placement agent for the registered direct offering completed by the company in fiscal 2010 and 200,000 warrants to an accredited investor in connection with a standby commitment for financing. These warrants are fully vested and have an exercise price of $2.50 and $2.40 per share, respectively. The fair value of these warrants, as determined under the Black Scholes Model, was charged to operations in fiscal 2010.

In August 2010, the company issued warrants to purchase 50,000 shares of the company’s common stock to a consultant for services. These warrants have an exercise price of $1.40 per share, vest in equal monthly installments over the initial twelve month service period ending July 31, 2011 and expire in July 2015. The fair value of these warrants, as determined under the Black Scholes Model, has been charged to operations as the warrants vested.

As discussed more fully in Note 20 of Notes to Consolidated Financial Statements, during fiscal 2011 the company issued warrants to purchase 3,125,000 shares of the company’s common stock to institutional and accredited investors in a private placement of company securities. The warrants are fully vested and have an exercise price of $1.40 per share.

As discussed more fully in Notes 8, 11 and 20 of Notes to Consolidated Financial Statements, during fiscal 2012 the company issued warrants to purchase shares the company’s common stock as follows: 3,022,388 warrants to accredited investors in connection with the issuance of senior secured notes, 825,000 warrants to the holders of Series C preferred stock in connection with the extension of the maturity date for such securities and 1,468,752 warrants to institutional and accredited investors in a registered direct offering. These warrants are fully vested and have exercise prices of $1.34, $1.60 and $2.00, respectively.

All of the outstanding warrants are exercisable. A schedule of common stock warrant activity is as follows (in thousands, except per share and average life data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2009	75	$0.78
Warrants issued	1,985	2.06
Warrants exercised	(350)	2.00
Warrants expired	(1,350)	2.00

Outstanding, June 30, 2010	360	2.08
Warrants issued	3,175	1.40
Warrants exercised	(125)	1.40

Outstanding, June 30, 2011	3,410	1.48
Warrants issued	5,316	1.56
Warrants exercised	(75)	0.78

Outstanding, June 30, 2012	8,651	$1.53	3.97	$—

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012, 2011, and 2010

13. Commitments and Contingencies

On January 6, 2012, ExpressMD Solutions LLC, a subsidiary of the company, was served with a summons and complaint in a purported patent infringement lawsuit filed by Robert Bosch Healthcare Systems, Inc. (“Plaintiff”) against ExpressMD Solutions LLC, in the U.S. District Court for the Northern District of California, Case No. 5:12-cv-00068-JW. The complaint alleges that the ExpressMD Solutions’ “Electronic House Call” product infringes one or more claims of certain patents allegedly owned by the Plaintiff. Plaintiff is seeking injunctive relief, damages, punitive damages, interest, and other costs and expenses. ExpressMD Solutions filed an answer to the complaint on January 27, 2012 and asserted counterclaims seeking declarations that the patents are invalid and not infringed. On May 11, 2012, Plaintiff filed an amended complaint, dropping two patents previously asserted and adding one new patent. Express MD Solutions filed a motion to dismiss on June 15, 2012, which the Court granted with leave for Plaintiff to amend the complaint. Plaintiff filed a second amended complaint on July 24, 2012. Express MD filed an answer on August 7, 2012 and asserted counterclaims seeking invalidity of the patents and a declaration of non-infringement. On September 6, 2012 the case was reassigned to a new judge. We believe that we have strong defenses to Plaintiff’s allegations and we intend to vigorously defend the litigation. In addition, we intend to exercise our rights of set-off and indemnification as against EncounterCare Solutions, Inc. and the co-licensor to us of the patents in issue. Based on the facts of which we are currently aware, management believes that this matter will not have a material adverse effect on our financial position, results of operations, or cash flows. However, this matter is subject to inherent uncertainties and management’s assessment may change in the future.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2012, we are not aware of any obligations under such indemnification agreements that would require material payments.

14. Supplemental Cash Flow Information

We did not pay any income taxes or interest during the fiscal years ended June 30, 2012, 2011 or 2010. See Notes 8 and 19 of Notes to Consolidated Financial Statements for supplemental cash flow information regarding debt discount and acquired licenses, respectively.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012, 2011, and 2010

15. Employee Benefit Plan

The company maintains a qualified defined contribution 401(k) profit sharing plan for all eligible employees and may make discretionary contributions in percentages of compensation, or amounts as determined by our board of directors. The company did not make any contributions to the plan for the years ended June 30, 2012, 2011 and 2010.

16. Other Intangible Assets

The following table set forth licenses, net and other intangible assets that are included in other assets as follows (in thousands):

	June 30, 2012			June 30, 2011			Useful Life In Years
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$342	$216	$126	$342	$196	$146	17
Trademarks	186	76	110	165	68	97	20
Acquired technologies	72	72	—	72	72	—	2
Licenses	3,587	1,391	2,196	1,294	1,229	65	3-10

Total	$4,187	$1,755	$2,432	$1,873	$1,565	$308

As of June 30, 2012 and 2011 goodwill amounted to $50,000 and is included in other assets.

The company amortizes other intangible assets using the straight line method. Amortization expense was approximately $190,000, $112,000 and $126,000 for the years ended June 30, 2012, 2011 and 2010, respectively. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

2013	$270
2014	266
2015	266
2016	264
2017	264
Thereafter	1,102

$2,432

17. Financial Instruments

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

June 30, 2012, 2011, and 2010

18. Discontinued Operations

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

A summary of the operating results for the discontinued operations is as follows (in thousands):

	June 30,
	2012	2011	2010
Revenues	$—	$2,893	$4,327

Operating gain (loss)	$—	$(365)	$42

19. Business Acquisition

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

On November 21, 2011, the company entered into a definitive Joint Venture Termination Agreement (the “Agreement”) with EncounterCare Solutions, Inc. (the “Seller”), providing for the assignment and transfer to the company of all of the membership interests held by Seller in ExpressMD Solutions. At the closing on November 21, 2011, the joint venture agreement was terminated, ExpressMD Solutions became a wholly-owned

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012, 2011, and 2010

subsidiary of the company and the Seller and an affiliated company of the Seller granted the company a license to use certain of their intellectual property, as described in more detail below. Pursuant to the Agreement, the company agreed to pay to the Seller $1,000,000 in cash and deliver to the Seller 750,000 shares of restricted common stock of the company. The cash payment is due as follows: $50,000 was paid prior to the date of the Agreement; $475,000 was paid at the closing; $200,000 was paid in April 2012; and $275,000 is due on or prior to October 1, 2012. The company will pay the cash consideration from cash on hand and the shares were issued out of the company’s authorized but unissued shares of common stock. In accordance with the terms of the Agreement, the company, Seller and an affiliated company of Seller entered into an Intellectual Property License and Supply Agreement (the “License Agreement”) and the company and Seller entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the License Agreement, the company was granted a worldwide, perpetual, irrevocable, royalty-free, non-exclusive license to use the intellectual property of the Seller and the affiliated company of the Seller to continue to commercialize and develop the remote patient monitoring devices and related software sold by ExpressMD Solutions and to develop improvements and other products based on such intellectual property. Further, pursuant to the License Agreement, the company shall supply to Seller, and Seller shall purchase exclusively from the company, such quantities of the ExpressMD Solutions device as is reasonably requested by Seller. Pursuant to the Registration Rights Agreement the company filed a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock issued at closing which was declared effective on April 5, 2012. The Agreement also provides that within 90 days immediately prior to the fifth anniversary of the closing date, the company shall assign the trademark “ExpressMD” to the Seller. At that time, the company will have a limited period within which to transition to a new trademark for the ExpressMD products.

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

20. Equity Offerings

In February 2004, the company completed a private sale of its common stock to certain accredited investors pursuant to Section 4(2) of the Securities Act of 1933 (the “Securities Act”), as amended and Regulation D, promulgated thereunder. The company sold a total of 2,680,185 common shares at a price of $27.50 per share and realized gross proceeds of $73.7 million. After payment of offering expenses and broker commissions the company realized $69.1 million in net proceeds. The shares of common stock issued are restricted securities and have not been registered under the Securities Act, or any state securities law, and unless so registered, may not be offered or sold in the United States absent a registration or applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012, 2011, and 2010

During fiscal 2000, the company sold 50,000 shares of a newly created class of Series B convertible cumulative preferred stock (the “Series B preferred stock”). The Series B preferred stock was sold at $25.00 per share for an aggregate offering price of $1.2 million. Dividends on the Series B Preferred Stock are payable at the rate of 10% per annum, semi-annually in cash. Each share of Series B preferred stock is convertible into shares of the company’s common stock or is converted into such number of shares of the common stock as shall equal $25.00 divided by the conversion price of $3.75 per share, subject to adjustment under certain circumstances. Commencing three years after the closing, the conversion price shall be the lower of $3.75 per share or the average of the closing bid and asked price of the company’s common stock for the 10 consecutive trading days immediately ending one trading day prior to the notice of the date of conversion; provided, however, that the holders are not entitled to convert more than 20% per month of the Series B preferred shares held by such holder on the third anniversary of the date of issuance. The Series B preferred stock is redeemable at the option of the company at any time commencing one year after issuance or not less than 30 nor more than 60 days after written notice at a redemption price of $25.00 per share plus accrued and unpaid dividends provided; (i) the public sale of the shares of common stock issuable upon conversion of the Series B preferred stock (the “Conversion Shares”) are covered by an effective registration statement or are otherwise exempt from registration; and (ii) during the immediately preceding 20 consecutive trading days ending within 10 days of the date of the notice of redemption, the closing bid price of the company’s common stock is not less than $7.50 per share. The Series B voting rights are limited to any issue which would adversely affect their rights.

On October 30, 2002, the company filed a Certificate of Amendment of the Certificate of Designations, Preferences and Rights and Number of Shares of Series B preferred stock with the Secretary of State of the State of Delaware. The amendment provides that the conversion rate applicable to the outstanding shares of Series B preferred stock will be fixed at $2.80. Previously, the conversion rate was equal to the lower of $3.75 and the average of the closing bid and asked prices of the company’s common stock for the immediately preceding ten consecutive trading days ending one day prior to the notice of conversion; provided, however, that the conversion rate would not be below $1.75. Accordingly, the outstanding 28,000 shares of Series B preferred stock are presently convertible into an aggregate of 250,000 shares of the company’s common stock. Prior to the amendment, the outstanding shares of Series B preferred stock were convertible into a maximum of 400,000 shares of the company’s common stock. In consideration of obtaining the consent of the holder of the outstanding Series B preferred stock, the company agreed to defer its ability to redeem those shares for a period of two years. The outstanding shares of Series B Preferred Stock are held in the name of Greener Fairways, Inc., an entity affiliated with Douglas B. Luce, who is the brother of J. David Luce, a member of our board of directors.

As of June 30, 2012, 22,000 Series B preferred shares have been converted leaving 28,000 shares outstanding. Commencing October 2004, the Series B preferred stock is redeemable at the option of the company without regard to the closing price of the company’s common stock. During the fiscal years ended June 30, 2012 and 2011, no Series B preferred stock was redeemed.

In December 2009, the company entered into a Placement Agency Agreement in which Rodman & Renshaw, LLC (the “Placement Agent”) was engaged as the Placement Agent relating to a registered direct offering by the company of up to an aggregate of 1,700,000 shares of common stock of the company, par value $0.001 per share (the “common stock”) and common stock purchase warrants (the “warrants”) to purchase up to an aggregate of 1,700,000 shares of Common Stock at an exercise price of $2.00 per warrant. On December 7, 2009, the company entered into a securities purchase agreement with certain institutional and/or accredited investors pursuant to which the company agreed to sell an aggregate of 1,700,000 shares of its common stock and warrants to purchase a total of 1,700,000 shares of its common stock to the investors for gross proceeds of $3.4 million. The purchase price of a

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012, 2011, and 2010

share of common stock and warrant was $2.00 per share. The warrants were exercisable for a period of 90 days following the closing date of the offering at an exercise price of $2.00. Through March 10, 2010, the expiration date of these warrants, an aggregate of 349,493 warrants were exercised and the remainder expired on the stated expiration date. The company received proceeds of $0.7 million from the exercise of such warrants. The net proceeds to the company from the offering and subsequent warrant exercises, after deducting Placement Agent fees and the company’s estimated offering expenses, were approximately $3.54 million. Pursuant to the Placement Agency Agreement, the company agreed to pay the Placement Agent an aggregate fee equal to 7.0% of the aggregate gross proceeds raised in connection with the offering, excluding warrant exercises, and issued the Placement Agent a warrant to purchase 85,000 shares of common stock at a per share exercise price of $2.50, which warrants will be exercisable for a period of five years from the effective date of the registration statement. The common stock, warrants to purchase common stock and shares of common stock issuable upon exercise of the warrants were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission on December 9, 2009 in connection with a takedown from the company’s shelf registration statement on Form S-3 (File No. 333-161220), which was declared effective by the Securities and Exchange Commission on September 30, 2009.

On October 12, 2010, the company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with selected institutional and accredited investors (the “Investors”) to sell and issue $5.0 million of units of its securities in a private placement under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder (the “Private Placement”). In the aggregate, the company agreed to sell 1,250,000 units of securities, at a price of $4.00 per unit, with the units consisting of a total of 3,750,000 shares of common stock, 1,250,000 shares of Series C 15% convertible redeemable preferred stock, and warrants to purchase an additional 3,125,000 shares of common stock. Each individual unit consists of three shares of common stock, one share of preferred stock and two and one half warrants. The transaction closed on October 13, 2010 and the company received net proceeds from the Private Placement of approximately $4.46 million after the deduction of offering expenses of approximately $0.54 million. The terms of the Series C 15% Convertible redeemable preferred stock are discussed in Note 11 of Notes to Consolidated Financial Statements.

The warrants are exercisable for shares of the company’s common stock at an exercise price of $1.40 per share for a period of 54 months and will be exercisable for cash or by net exercise in the event that there is no effective registration statement covering the resale of the shares of common stock underlying the warrants. The value of these warrants using the Black-Scholes option pricing model was approximately $2.85 million.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012, 2011, and 2010

of (i) the date after which all of the Registrable Shares registered thereunder shall have been sold and (ii) the date on which 100% of the Registrable Securities covered by such Registration Statement may be sold without volume restrictions pursuant to Rule 144 under the Securities Act of 1933, as amended.

On October 7, 2011, the company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with C.K. Cooper & Co., Inc. (“CKCC”) and an Engagement Agreement (the “Engagement Agreement”) with Rodman & Renshaw LLC (“Rodman”) whereby it engaged them as co-placement agents (the “Placement Agents”) relating to a registered direct offering by the Company to select investors. In addition, as of October 7, 2011, the company entered into a securities purchase agreement with certain institutional and/or accredited investors pursuant to which the company agreed to sell an aggregate of 2,937,497 shares of its common stock, par value $0.001 per share, and warrants to purchase a total of 1,468,752 shares of common stock to the investors for gross proceeds of $4.1 million. The purchase price of a share of common stock and warrant was $1.40. The warrants are exercisable for a period of four years commencing on the six month anniversary of the date on which they were issued and will have an initial exercise price of $2.00 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The value of these warrants using the Black Scholes options pricing model was approximately $1.83 million. The transaction closed on October 13, 2011 and the net proceeds to the company, after deducting placement agent fees and expenses and the company’s offering expenses, are approximately $3.6 million.

21. Related Party Transactions

On August 6, 2009, the board of directors agreed to award options to purchase 250,000 shares of common stock to Mr. J. David Luce, a member of the board of directors as a fee for services rendered in connection with our ExpressMD™ Solutions joint venture (the “Joint Venture”). The options were awarded under our 2000 Plan and are exercisable for a period of ten years at a per share exercise price of $4.00, subject to vesting conditions. The options will vest solely in the event that the joint venture or successor telehealth business of the company achieves revenues in the aggregate amount of at least $5.0 million prior to the second anniversary of the option grant date (the “Target Date”). In the event such metric is achieved, 125,000 options will vest. The remaining options will vest only if the business achieves revenues in the aggregate amount of $10.0 million prior to the Target Date. Due to this arrangement, the company’s board of directors determined that Mr. Luce no longer satisfies the criteria for independence under the applicable rules of the Nasdaq Stock Market and accordingly, Mr. Luce resigned from his membership on the company’s Management Resources and Compensation Committee and Nominating and Corporate Governance Committee immediately prior to the board of directors’ consideration of this matter. Mr. Luce, however, continues to serve as a member of the company’s board of directors. On June 21, 2012, the company’s board of directors agreed to amend the vesting terms of this option award to provide that the Target Date shall be the fourth anniversary of the date of grant.

On September 23, 2009, the company entered into a binding Standby Commitment (the “Commitment”) with an accredited investor (the “Investor”) pursuant to which the Investor agreed to purchase senior secured convertible debentures in an aggregate principal amount of up to $3 million during the 12-month commitment term. The Commitment provided that if the company closed a financing with a third party or sold certain of its assets then the company would redeem any outstanding convertible debentures and the Commitment amount would be reduced to the extent of the remaining net proceeds from such transactions. As discussed more fully in Note 20 of Notes to Consolidated Financial Statements, the company completed a registered direct offering of common stock and warrants in December 2009. The net proceeds from the offering of approximately $2.9 million and the subsequent exercise of certain warrants in January 2010 exceeded the Commitment amount

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012, 2011, and 2010

whereby such Commitment was reduced to zero. The company did not issue any convertible debentures pursuant to the Commitment. In connection with the Commitment, the company granted 200,000 warrants to the Investor in consideration of the Commitment to provide the financing. The warrants will be exercisable for five years at an exercise price of $2.40 per share. The Investor is an entity affiliated with Mr. Douglas Luce, who is a brother of Mr. J. David Luce, a member of the company’s board of directors. The warrants will be restricted securities issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. In connection with issuance of the 200,000 warrants related to the Commitment, the company recorded non-cash deferred financing costs and additional paid-in capital of approximately $0.53 million. These warrants were valued using the Black-Scholes option pricing model. Since the Commitment amount had been reduced to zero, the deferred financing costs were fully amortized as other expense during the quarter ended December 31, 2009.

As discussed in greater detail in Note 20 to Consolidated Financial Statements, on October 13, 2010, the company completed a transaction in which it sold a total of 1,250,000 units of its securities to certain institutional and accredited investors for gross proceeds of $5.0 million. As a result of the consummation of this transaction, two investors, Lazarus Investment Partners LLLP and AQR Capital Management LLC, subsequently filed reports on Schedule 13G indicating that following such transaction, such persons became beneficial owners of in excess of 5% of the company’s common stock. As of the date of this Annual Report on Form 10-K, based upon a report on Schedule 13D filed by Lazarus Investment Partners LLLP, the company believes that such entity is the beneficial ownership of approximately 23.8% of the company’s common stock. In May 2011, the company’s stockholders elected Dr. Todd A. Borus to serve on its board of directors. Dr. Borus is the brother of the manager of the general partner of Lazarus Investment Partners, LLLP.

As described in greater detail in Note 20 of Notes to Consolidated Financial Statements, on October 7, 2011, the company entered into a securities purchase agreement with certain accredited and/or institutional investors relating to a registered direct offering by the company for an aggregate of 2,937,497 shares of common stock of the company and warrants to purchase up to an aggregate of 1,468,752 shares of common stock. One of the investors in this offering, Lazarus Investment Partners LLLP, which was the beneficial owner of approximately 13.7% of the company’s outstanding shares of common stock immediately prior to the offering, agreed to purchase 714,285 shares of common stock and warrants to purchase 357,143 shares of common stock. The manager of the general partner of Lazarus Investment Partners, LLLP, is the brother of Dr. Todd A. Borus, a member of our board of directors. In addition, Douglas B. Luce, the brother of J. David Luce, a member of our board of directors, agreed to purchase 285,714 shares of common stock and warrants to purchase 142,857 shares of common stock. The participation by these investors was on the same terms as the other investors in the offering.

As discussed in greater detail in Note 11 of Notes to Consolidated Financial Statements, on March 9, 2012, the company entered into a Series C Consent and Voting Agreement with the holders of a majority of its outstanding shares of Series C preferred stock, including Lazarus Investment Partners, LLLP, which owned approximately 16.2% of our common stock and 40% of our Series C preferred stock at such time. At the special meeting of stockholders held on April 9, 2012, the stockholders of the company approved the amendment to the certificate of designation of Series C preferred stock to extend the maturity date and increase the dividend rate of the Series C preferred stock. In connection with this, the company issued the holders of the Series C preferred stock warrants to purchase an aggregate of 825,000 shares of common stock, based on the number of Series C shares held by each such holder.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012, 2011, and 2010

As described in greater detail in Note 8 of Notes to Consolidated Financial Statements, J. David Luce, a member of our board of directors, John J. Waters, a member of our board of directors, O’Connell Benjamin, our chief executive officer and a member of our board of directors, William Marshall, our chief financial officer and Lazarus Investment Partners LLLP, the manager of which is the brother of Dr. Todd A. Borus a member of our board of directors, participated in one or both of the company’s senior secured note transactions completed in March 2012 and September 2012.

On September 25, 2012, the company entered into a Board Nomination and Observer Agreement (the “Board Agreement”) with Lazarus Investment Partners, LLLP (“Lazarus Investment”) in September 2012 pursuant to which the company granted Lazarus Investment the right to appoint either an observer to its board of directors or to nominate an individual for election to its board of directors. So long as Lazarus Investment owns 5% or more of the company’s outstanding common stock it may designate an observer to attend all meetings of its board in a non-voting capacity for a period of two years. In addition, in lieu of designating an observer, so long as it owns at least 10% of the company’s outstanding common stock, Lazarus Investment shall have the right to designate one person to be nominated for election to the board. If Lazarus Investment nominates an individual for election to the board, the company shall promptly increase the size of the board, appoint such nominee as a member of the board and, subject to the terms of the Board Agreement, use best efforts to include such nominee in the slate of nominees recommended for election as a director for three years.

22. Other Income (Expense), Net

Other income (expense) consists of the following (in thousands):

	June 30,
	2012	2011	2010
Amortization of debt discount	$(647)	$—	$—
Interest income	2	7	177
Rental income	—	7	187
Deferred financing costs	—	—	(533)
Net gain from sale of non-core assets	—	351	—
Micellaneous expense	—	—	(1)

Total other (expense) income	$(645)	$365	$(170)

As discussed more fully in Note 21 of Notes to Consolidated Financial Statements, deferred financing costs relate to the expiration of a standby commitment for financing.

23. Fair Value Measurements

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012, 2011, and 2010

The company’s assets subject to fair value measurements as of June 30, 2012 and 2011 are as follows (in thousands):

	Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
June 30, 2012
Current marketable securities—available for sale	$210	$210	$—	$—

Total	$210	$210	$—	$—

June 30, 2011
Current marketable securities—available for sale	$980	$980	$—	$—

Total	$980	$980	$—	$—

For the year ended June 30, 2012 and 2011, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings.

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

24. Accounting Standards Adopted in Fiscal 2012

The company adopted the following FASB Accounting Standards Updates (ASU) during fiscal 2012:

•

ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs which provides converged guidance of the FASB and the IASB for common requirements for fair value measurements and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments in this ASU are to be applied prospectively, and for public entities.

•

ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (as amended by ASU 2011-12) which provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the options to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

•

ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite—Lived Intangible Assets for Impairment” establishes an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. In particular, the two-step analysis establishes an optional qualitative assessment to precede the quantitative assessment, if necessary. In the qualitative

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2012, 2011, and 2010

assessment, the entity must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The entity must proceed to conducting a quantitative analysis, according to which the entity would record an impairment charge for the amount of the asset’s fair value exceeding the carrying amount, if (1) the entity determines that such an impairment is more likely than not to exist, or (2) the entity foregoes the qualitative assessment entirely.

The adoption of the ASUs described above had no impact on the company’s results of operations or financial position.

25. Quarterly Financial Data (Unaudited)

	(in thousands)
Fiscal Year Ended June 30,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Continuing operations:
Revenues	$751	$661	$764	$1,012
Operating expenses	2,666	2,327	2,684	3,218
Loss	(1,915)	(1,664)	(2,018)	(2,755)
Net loss	(1,915)	(1,664)	(2,018)	(2,755)
Loss per share	$(0.08)	$(0.06)	$(0.08)	$(0.13)

2011
Continuing operations:
Revenues	$705	$723	$729	$779
Operating expenses	2,481	2,455	2,432	2,719
Loss	(1,411)	(1,732)	(1,703)	(1,940)
Net loss	(1,597)	(7,275)	(1,621)	(2,062)
Loss per share	$(0.08)	$(0.32)	$(0.08)	$(0.11)

2010
Continuing operations:
Revenues	$526	$624	$615	$662
Operating expenses	2,922	2,801	2,842	2,739
Loss	(2,302)	(2,626)	(2,136)	(1,983)
Net loss	(2,113)	(2,819)	(2,268)	(1,805)
Loss per share	$(0.12)	$(0.16)	$(0.12)	$(0.10)