Form 10-K/A
period 2012-06-30
AUTHENTIDATE HOLDING CORP
filed 2012-10-09
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

None

EXPLANATORY NOTE

Authentidate Holding Corp. (the “Registrant”) filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2012 on September 28, 2012. The Registrant is filing this Amendment No. 1 on Form 10-K/A to furnish its Interactive Data Files (XBRL Exhibits) as Exhibit 101. The Registrant elected to take advantage of the 30-day grace period for filing its first XBRL documents with detail tagging requirements, as permitted by Rule 405 of Regulation S-T.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 on Form 10-K/A does not reflect subsequent events occurring after the original filing date of the Form 10-K or, except as described above, modify or update any disclosures made in the Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

By:	/S/ O’CONNELL BENJAMIN
O’Connell Benjamin Chief Executive Officer and President

Dated: October 9, 2012

By	/S/ WILLIAM A. MARSHALL
William A. Marshall Chief Financial Officer and Principal Accounting Officer

Dated: October 9, 2012

EXHIBIT INDEX

The exhibits designated with an asterisk (*) were previously filed as exhibits to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed on September 28, 2012. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. ss. 230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits. A management contract or compensation plan or arrangement is indicated with (§§). Certain portions of exhibits marked with the symbol (++) have been granted confidential treatment by the Securities and Exchange Commission. Such portions were omitted and filed separately with the Securities and Exchange Commission.

Item No.	Description
2.1	Asset Purchase Agreement, dated as of May 31, 2007, by and between Astria Solutions Group, LLC and Authentidate Holding Corp. (Exhibit 2.1 to Form 8-K filed June 11, 2007).

2.2	Share Purchase Agreement by and among Authentidate Holding Corp. and Exceet Group, dated March 9, 2011 (filed as exhibit 2.1 to Current Report on Form 8-K filed on April 7, 2011).

2.3	Joint Venture Termination Agreement dated November 21, 2011 (filed as Exhibit 2.1 to Current Report on Form 8-K filed on November 28, 2011).

3.1	Certificate of Incorporation of Bitwise Designs, Inc.-Delaware (Exhibit 3.3.1 to Registration Statement on Form S-18, File No. 33-46246-NY).

3.1.1	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

3.1.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit C to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

3.1.3	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 23, 2011).

3.1.4	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 30, 2012).

3.2	Certificate of Designation of Series B Preferred Stock (Exhibit 3.2.1 to Form 10-KSB dated October 4, 1999).

3.2.1	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series B Convertible Preferred Stock (Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2002).

3.3	Certificate of Designations, Preferences and Rights and Number of Shares of Series C 15% Convertible Redeemable Preferred Stock (filed as Exhibit 4.2 to Current Report on Form 8-K filed on October 14, 2010).

3.3.1	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series C15% Convertible Redeemable Preferred Stock (Exhibit 3.1 to Current Report on Form 8-K filed on April 11, 2012).

3.4	By-Laws, as amended (Exhibit 3.2.1 to Form 10-Q for the quarter ended March 31, 2004).

3.4.1	Amendment to By-laws (filed as Exhibit 3.1 to Current Report on Form 8-K, dated November 15, 2007).

4.1	Form of Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY).

4.2	Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494).

Item No.	Description
4.3	Senior Subordinated Secured Note, dated as of May 31, 2007, executed by Astria Solutions Group, LLC (Exhibit 4.1 to Form 8-K filed June 11, 2007).

4.4	Form of Warrant issued to Placement Agent dated December 7, 2009 (filed as Exhibit 4.2 to Current Report on Form 8-K dated December 8, 2009).

4.5	Form of Warrant granted pursuant to Standby Commitment dated September 22, 2009 (filed as Exhibit 4.6 to Annual Report on Form 10-K for the fiscal year ended June 30, 2010).

4.6	Form of Warrant granted to consultant (filed as Exhibit 4.6 to Annual Report on Form 10-K for the fiscal year ended June 30, 2010).

4.7	Form of Warrant issued in private placement from October 2010 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on October 14, 2010).

4.8	Form of Series C Preferred Stock Certificate (filed as Exhibit 4.3 to Registration Statement on Form S-3, Filed No. 333-17060).

4.9	Form of Warrant filed as Exhibit 4.1 to Current Report on Form 8-K dated October 12, 2011.

4.10	Form of Senior Promissory Note issued March 14, 2012 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on March 14, 2012).

4.11	Form of Warrants issued March 14, 2012 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on March 14, 2012).

4.12	Form of Warrants issued April 10, 2012 (filed as Annex C to Definitive Proxy Statement dated March 13, 2012).

4.13	Form of Senior Promissory Notes issued September 28, 2012 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on September 28, 2012).

4.14	Form of Warrants issued September 28, 2012 (filed as Exhibit 4.2 to Current Report on Form 8-K filed on September 28, 2012).

4.15	Form of Extension Warrants issued September 28, 2012 (filed as Exhibit 4.3 to Current Report on Form 8-K filed on September 28, 2012).

10.1++	Agreement among Trac Medical Solutions, Inc., Homecare Association, LLC and bConnected Software, Inc. dated February 12, 2004 (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004).

10.2++	Product Development and License Agreement between Trac Medical Solutions, Inc. and bConnected Software, Inc. dated February 12, 2004 (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004).

10.3§§	2000 Employee Stock Option Plan, as amended (filed as Exhibit B to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

10.4§§	Form of Stock Option Award Pursuant to 2000 Employee Stock Option Plan, as amended (filed as Exhibit 10.30.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.5§§	Form of Stock Option Award Pursuant to 2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit 10.31.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.6	Lease Agreement dated as of July 5, 2005 between Authentidate Holding Corp. and The Connell Company (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 11, 2005).

Item No.	Description
10.7§§	Employment Agreement between William A. Marshall and Authentidate Holding Corp. (filed as Exhibit 10.1 to Current Report on Form 8-K dated February 15, 2006).

10.8	Limited Liability Company Agreement by and between Authentidate Holding Corp. and EncounterCare Solutions, Inc. (filed as Exhibit 10.1 to Current Report on Form 8-K dated November 10, 2009).

10.9	Form of Securities Purchase Agreement December 7, 2009 (filed as Exhibit 10.1 to Current Report on Form 8-K dated December 8, 2009).

10.10§§	Compensation Modification Agreement with O’Connell Benjamin (filed as Exhibit 10.1 to Current Report on Form 8-K dated February 22, 2010).

10.11§§	Compensation Modification Agreement with William Marshall (filed as Exhibit 10.2 to Current Report on Form 8-K dated February 22, 2010).

10.12§§	2010 Employee Stock Option Plan (filed as Exhibit A to definitive Proxy Statement dated April 14, 2010).

10.13§§	Form of Stock Option Award Pursuant to 2010 Employee Stock Option Plan (filed as Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended June 30, 2010).

10.14§§	2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit 10.2 to Current Report on Form 8-K dated May 25, 2010).

10.15	Purchase Agreement between Authentidate Holding Corp. and Star Advisors, LLC dated as of June 30, 2010 (filed as Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended June 30, 2010).

10.16	Form of Securities Purchase Agreement dated October 12, 2010 by and among Authentidate Holding Corp. and the Investors named therein (filed as Exhibit 10.1 to Current Report on Form 8-K filed on October 14, 2010).

10.17	Form of Registration Rights Agreement dated October 12, 2010 by and among Authentidate Holding Corp. and the Investors named therein (filed as Exhibit 10.2 to Current Report on Form 8-K filed on October 14, 2010).

10.18	Stipulation of Settlement (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2010).

10.19§§	Compensation Modification Agreement with O’Connell Benjamin (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2010).

10.20§§	Compensation Modification Agreement with William Marshall (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2010).

10.21	Trademark License Agreement dated March 9, 2011 between Authentidate Holding Corp. and Authentidate International, AG (filed as Exhibit 10.2 to Current Report on Form 8-K filed on April 7, 2011)

10.22++	Intellectual Property License Agreement dated March 9, 2011 between Authentidate Holding Corp. and Authentidate International, AG (filed as Exhibit 10.2 to Current Report on Form 8-K filed on April 7, 2011)

10.23++	Contract Award from U.S. Department of Veterans Affairs (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.24§§	Employment Agreement dated September 6, 2011 between O’Connell Benjamin and the Company (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 8, 2011).

Item No.	Description
10.25§§	2011 Omnibus Equity Incentive Plan (filed as Appendix A to the definitive proxy statement dated July 27, 2011).

10.26§§	Form of Incentive Stock Option Grant Agreement under the 2011 Omnibus Equity Incentive Plan (filed as Exhibit 10.32 to the Annual Report on Form 10-K for the year ended June 30, 2011).

10.27§§	Form of Non-Statutory Stock Option Grant Agreement under the 2011 Omnibus Equity Incentive Plan (filed as Exhibit 10.33 to the Annual Report on Form 10-K for the year ended June 30, 2011).

10.28	Placement Agency Agreement by and between the Company and C.K. Cooper & Co., Inc. dated October 7, 2011 (filed as Exhibit 1.1 to Current Report on Form 8-K dated October 12, 2010).

10.29	Engagement Agreement by and between the Company and Rodman &Renshaw, LLC, dated as of October 7, 2011 (filed as Exhibit 1.2 to Current Report on Form 8-K dated October 12, 2011).

10.30	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to Current Report on Form 8-K dated October 12, 2011).

10.31++	Intellectual Property License and Supply Agreement dated November 21, 2011 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on November 28, 2011).

10.32	Registration Rights Agreement dated November 21, 2011 (filed as Exhibit 10.2 to Current Report on Form 8- filed on November 28, 2011).

10.34	Form of Securities Purchase Agreement dated March 9, 2012 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on March 14, 2012).

10.35	Form of Security Agreement dated March 9, 2012 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on March 14, 2012).

10.36	Form of Amendment to Security Agreement dated March 28, 2012 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on March 30, 2012).

10.37§§	Compensation Modification Agreement dated June 21, 2012 with O’Connell Benjamin (filed as Exhibit 10.1 to Current Report on Form 8-K filed on June 27, 2012).

10.38§§	Compensation Modification Agreement dated June 21, 2012 with William A. Marshall (filed as Exhibit 10.2 to Current Report on Form 8-K filed on June 27, 2012.

10.39	Form of Indemnification Agreement (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2012).

10.40§§	Employment Agreement between the Company and O’Connell Benjamin dated September 10, 2012 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on September 12, 2012).

10.41	Form of Securities Purchase Agreement dated September 24, 2012 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 28, 2012).

10.42	Form of Security Agreement dated September 24, 2012 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on September 28, 2012).

10.43	Form of Amendment Agreement dated September 24, 2012 (filed as Exhibit 10.3 to Current Report on Form 8-K filed on September 28, 2012).

10.44	Board Nominating and Observer Agreement between the Company and Lazarus Investment Partners, LLLP (filed as Exhibit 10.4 to Current Report on Form 8-K filed on September 28, 2012).

14	Code of Ethics (Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

21*	Subsidiaries of Registrant

Item No.	Description
23.1*	Consent of EisnerAmper LLP

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101	The following financial information from the Authentidate Holding Corp.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Operations; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and, (v) the Notes to Consolidated Financial Statements.**

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.