Form 10-Q
period 2012-09-30
AUTHENTIDATE HOLDING CORP
filed 2012-11-14
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 7, 2012
Common Stock, $0.001 par value per share	27,047,293 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

( in thousands, except per share data )	September 30, 2012 (Unaudited)	June 30, 2012

Assets
Current Assets
Cash and cash equivalents	$3,442	$2,036
Restricted cash	256	256
Marketable securities	210	210
Accounts receivable, net	647	645
Inventory	4,045	4,016
Prepaid expenses and other current assets	1,368	1,286

Total current assets	9,968	8,449
Property and equipment, net	917	917
Other assets
Software development costs, net	129	171
Licenses, net	2,137	2,196
Other assets	1,110	1,128

Total assets	$14,261	$12,861

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other liabilities	$3,495	$3,547
Deferred revenue	126	100

Total current liabilities	3,621	3,647
Senior secured notes, net of unamortized discount	3,820	2,866
Long-term deferred revenue	276	281

Total liabilities	7,717	6,794

Commitments and contingencies (Note 11)
Redeemable preferred stock	3,354	3,254
Shareholders’ equity
Common stock, $.001 par value; 100,000 shares authorized, 27,026 and 26,999 issued and outstanding on September 30, and June 30, 2012, respectively	27	27
Additional paid-in capital	182,900	179,890
Accumulated deficit	(179,737)	(177,104)

Total shareholders’ equity	3,190	2,813

Total liabilities, redeemable preferred stock and shareholders’ equity	$14,261	$12,861

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Operations (Unaudited)

	Three Months Ended September 30,
(in thousands, except per share data)	2012	2011

Revenues
Hosted software services	$667	$637
Telehealth products and services	254	114

Total revenues	921	751
Operating expenses
Cost of revenues	700	548
Selling, general and administrative	1,736	1,693
Product development	248	208
Depreciation and amortization	204	217

Total operating expenses	2,888	2,666

Operating loss	(1,967)	(1,915)
Other (expense) income, net	(548)	—

Net loss	$(2,515)	$(1,915)

Basic and diluted loss per common share	$(0.11)	$(0.09)

Comprehensive operations
Net loss	$(2,515)	$(1,915)

Comprehensive loss	$(2,515)	$(1,915)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
(in thousands)	2012	2011

Cash flows from operating activities
Net Loss	$(2,515)	$(1,915)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of debt discount	549	—
Depreciation and amortization	204	217
Share-based compensation	86	66
Warrants issued for services	—	5
Restricted shares issued for services	35	23
Changes in assets and liabilities, net of effects from business acquisition
Accounts receivable	(2)	41
Inventory	(29)	64
Prepaid expenses and other current assets	(75)	(72)
Accounts payable, accrued expenses and other liabilities	6	247
Deferred revenue	21	17

Net cash used in operating activities	(1,720)	(1,307)

Cash flows from investing activities
Purchases of property and equipment and other assets	(79)	(155)
Other intangible assets acquired	(6)	(9)
Payment for business acquisition	(31)	—
Sales of marketable securities	—	558

Net cash (used) provided by investing activities	(116)	394

Cash flows from financing activities
Net proceeds from issuance of senior secured notes and warrants	3,260	—
Proceeds from exercise of options and warrants	—	3
Dividends paid	(18)	(18)

Net cash provided (used) by financing activities	3,242	(15)

Net increase (decrease) in cash and cash equivalents	1,406	(928)
Cash and cash equivalents, beginning of period	2,036	1,444

Cash and cash equivalents, end of period	$3,442	$516

The accompanying notes are an integral part of the condensed consolidated financial statements. See note 8 for supplemental cash flow information regarding debt discount.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries (collectively, the “company”). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the company’s Form 10-K for the fiscal year ended June 30, 2012 and the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As discussed more fully in Note 5 of Notes to Condensed Consolidated Financial Statements, on November 21, 2011 the company completed a transaction whereby its ExpressMD Solutions LLC joint venture became a wholly-owned subsidiary of the company. In prior periods the joint venture was included in our consolidated financial statements because the company had elected to provide the majority of funding for the joint venture and was deemed to be the primary beneficiary.

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

On August 30, 2012, the company filed an amendment to its Certificate of Incorporation to implement a one-for-two reverse stock split of its common stock and the company’s common stock began trading on a split-adjusted basis on August 31, 2012. The reverse stock split was approved at the annual meeting of stockholders held on June 21, 2012 where the stockholders authorized the board of directors to proceed with a reverse split and to determine the ratio of the split within an approved range. All common share, option and warrant amounts and related per share amounts have been restated for all periods presented to give effect to the reverse stock split.

2.	Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2012	2011
Net loss	$(2,515)	$(1,915)
Preferred stock dividends	(118)	(95)
Deemed preferred stock dividends	(253)	—

Net loss applicable to common shareholders	$(2,886)	$(2,010)

Weighted average shares	27,022	23,170

Basic and diluted loss per common share	$(0.11)	$(0.09)

The deemed preferred stock dividends included in the loss per share calculation represent the accretion of the fair value of the warrants issued in connection with the extension of the redemption date of the Series C 15% convertible redeemable preferred stock over the period from issuance through the redemption date. As discussed more fully in Note 9 of Notes to Condensed Consolidated Financial Statements, the fair value of the warrants was determined using the Black-Scholes option pricing model. All potential common shares were excluded from the calculation of net loss per share for the periods presented because their impact is antidilutive. At September 30, 2012, employee and non-executive director options (2,788,000) warrants (13,407,000) Series C preferred stock

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2,500,000) and Series B preferred stock (250,000) were outstanding. At September 30, 2011, employee and non-executive director options (2,407,000), warrants (3,410,000), Series C preferred stock (2,500,000) and Series B preferred stock (250,000) were outstanding.

3.	Share-Based Compensation

Share-based compensation by category is as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
SG&A	$71	$54
Product development	10	10
Cost of revenues	5	2

Share-based compensation expense	$86	$66

The company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The company based its estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on the company’s historical stock volatility. The assumptions used in the company’s Black-Scholes calculations for fiscal 2013 and 2012 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Option Life (Months)
Fiscal year 2013	1.8%	0%	107%	48
Fiscal year 2012	1.5%	0%	114%	48

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock option activity under the company’s stock option plans for employees and non-executive directors for the period ended September 30, 2012 is as follows (in thousands, except per share and average life data):

Employees Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2012	2,290	$4.06
Granted	227	1.42
Expired/forfeited	(27)	3.04

Outstanding, September 30, 2012	2,490	$3.83	7.10	$110

Exercisable at September 30, 2012	1,072	$6.32	4.95	$35

Expected to vest at September 30, 2012	1,131	$1.95	8.72	$60

Non-Executive Director Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2012	243	$3.86
Granted	60	1.21
Expired	(5)	4.50

Outstanding, September 30, 2012	298	$3.31	5.51	$9

Non-executive director options are granted at market price and vest on the grant date.

As of September 30, 2012, there was approximately $1,111,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements. Approximately $354,000 of this expense is expected to be recognized over a weighted-average period of 33 months. The remaining expense will be recognized if certain vesting conditions are met during the next 12 months.

The total intrinsic value of options exercised was $0 and $1,400 for the three month periods ended September 30, 2012 and 2011, respectively. The weighted average grant date fair value of options granted during the three month periods ended September 30, 2012 and 2011 was approximately $0.98 and $1.24, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of options vested was $116,000 and $61,000 for the three month periods ended September 30, 2012 and 2011, respectively.

Under the 2011 Plan, the company’s non-employee directors continue to have the option to elect to receive up to 100% of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of our common stock issued at fair value in accordance with the terms of the 2011 Plan. During the three months ended September 30, 2012, the company issued 27,259 shares of restricted common stock (valued at approximately $35,000) to certain non-executive directors in connection with this program. In October 2012, the company issued 20,947 shares of restricted common stock (valued at approximately $27,000) to such directors under the program.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Marketable Securities

At September 30, 2012 our marketable securities consisted primarily of money market investments. We classify our investments as “available for sale” and they have been recorded at cost which approximates fair market value due to their variable interest rates. As a result, we have had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from such investments through September 30, 2012. All income generated from these investments is recorded as interest income.

5.	Business Acquisition

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

On November 21, 2011, the company entered into a definitive Joint Venture Termination Agreement (the “Agreement”) with EncounterCare Solutions, Inc. (the “Seller”), providing for the assignment and transfer to the company of all of the membership interests held by Seller in ExpressMD Solutions. At the closing on November 21, 2011, the joint venture agreement was terminated, ExpressMD Solutions became a wholly-owned subsidiary of the company and the Seller and an affiliated company of the Seller granted the company a license to use certain of their intellectual property, as described in more detail below. Pursuant to the Agreement, the company agreed to pay to the Seller $1,000,000 in cash and deliver to the Seller 750,000 shares of restricted common stock of the company. The cash payment is due as follows: $50,000 was paid prior to the date of the Agreement; $475,000 was paid at the closing; $200,000 was paid in April 2012; and $275,000, net of offsets, resulted in payments of $31,000 in September 2012. The company paid the cash consideration from cash on hand and the shares were issued out of the company’s authorized but unissued shares of common stock. In accordance with the terms of the Agreement, the company, Seller and an affiliated company of Seller entered into an Intellectual Property License and Supply Agreement (the “License Agreement”) and the company and Seller entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the License Agreement, the company was granted a worldwide, perpetual, irrevocable, royalty-free, non-exclusive license to use the intellectual property of the Seller and the affiliated company of the Seller to continue to commercialize and develop the remote patient monitoring devices and related software sold by ExpressMD Solutions and to develop improvements and other products based on such intellectual property. Further, pursuant to the License Agreement, the company shall supply to Seller, and Seller shall purchase exclusively from the company, such quantities of the ExpressMD Solutions device as is reasonably requested by Seller. Pursuant to the Registration Rights Agreement the company filed a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock issued at closing which was declared effective on April 5, 2012. The Agreement also provides that within 90 days immediately prior to the fifth anniversary of the closing date, the company shall assign the trademark “ExpressMD” to the Seller. At that time, the company will have a limited period within which to transition to a new trademark for the ExpressMD products.

The company believes that this transaction will provide it with greater flexibility to meet emerging market needs in the telehealth space and enable it to continue to offer innovative and leading-edge products and solutions to its customers. The transaction was accounted for under the purchase method of accounting and, as discussed above, ExpressMD Solutions will continue to be consolidated in the company’s financial statements. As noted above, the company paid $525,000 in cash through closing, recorded a payable of $475,000, forgave a receivable for approximately $58,000 and issued company stock valued at $1,215,000, based on the closing market price for the shares at closing, for a total purchase price of approximately $2,273,000. The company also incurred acquisition related costs of approximately $42,000 which were expensed as selling, general and administrative expenses and approximately $15,000 to cover the registration of the common stock issued in connection with the transaction. The company allocated the entire purchase price to the licensed intangible assets referred to above since the joint venture had no assets or liabilities on the closing date. We estimated the fair value of the license using level 3 inputs for future operating results and present value techniques applied to estimated royalty amounts which is a common method used to value licensed intangible assets. There was no bargain purchase gain or goodwill related to the transaction. As discussed above, Express MD Solutions was consolidated in our financial statements for all periods presented and, accordingly, no historical or pro-forma financial information is presented.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.	Inventory

In connection with our manufacturing and sales plans for our telehealth service, the company has purchased certain components and contract manufacturing services for the production of the monitoring appliances. These inventory amounts are stated at the lower of cost or market and consist of the following (in thousands):

	September 30, 2012	June 30, 2012

Purchased components	$3,710	$3,694
Finished goods	335	322

Total inventory	$4,045	$4,016

7.	Other Intangible Assets

The following table sets forth licenses, net and other intangible assets that are included in other assets as follows (in thousands):

	September 30, 2012			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years

Patents	$342	$221	$121	$342	$216	$126	17
Trademarks	190	79	111	186	76	110	20
Acquired technologies	72	72	—	72	72	—	2
Licenses	3,589	1,452	2,137	3,587	1,391	2,196	3-10

Total	$4,193	$1,824	$2,369	$4,187	$1,755	$2,432

As of September 30, 2012 and June 30, 2012 goodwill amounted to approximately $50,000 and is included in other assets.

The company amortizes other intangible assets under the straight line method. Amortization expense was approximately $69,000 for the three months ended September 30, 2012. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

2013	$203
2014	269
2015	266
2016	264
2017	264
Thereafter	1,103

$2,369

8.	Senior Secured Notes

On March 9, 2012, the company entered into a securities purchase agreement with certain accredited investors pursuant to which we sold an aggregate principal amount of $4,050,000 of senior secured promissory notes and warrants to purchase a total of 3,022,388 shares of common stock for gross proceeds of $4,050,000. The secured notes are senior secured promissory notes and are not convertible into equity securities. The secured notes, as amended, are due and payable on the first to occur of October 31, 2013 or a subsequent financing, as defined. No interest shall accrue on the secured notes and they contain covenants and events of default customary for similar transactions. The secured notes are collateralized by a first priority lien on all of the company’s assets in accordance with, and subject to, a security agreement. The warrants are exercisable for a period of 54 months commencing on the six month anniversary of the closing date at an initial exercise price of $1.34 per share, which is 101% of the consolidated closing bid price reported by the Nasdaq Stock Market on March 9, 2012. The closing of this financing occurred on March 14, 2012 and the net proceeds to us from the transaction, after deducting estimated offering expenses, were approximately $4,000,000. The following

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

investors that participated in this financing are related parties to us. J. David Luce, a member of our board of directors, purchased an aggregate principal amount of $1,500,000 of secured notes and 1,119,403 warrants through three separate affiliated entities, John J. Waters, also a member of our board of directors purchased an aggregate principal amount of $150,000 of secured notes and 119,940 warrants. In addition, our chief executive officer and a member of our board of directors, O’Connell Benjamin, and our chief financial officer, William Marshall, each purchased an aggregate principal amount of $50,000 of secured notes and 37,313 warrants. Further, Lazarus Investment Partners LLLP, which was the beneficial owner of approximately 16.2% of our outstanding shares of common stock immediately prior to the offering, purchased an aggregate principal amount of $1,000,000 of secured notes and 746,269 warrants. The manager of the general partner of Lazarus Investment Partners, LLLP is the brother of Dr. Todd A. Borus, a member of our board of directors. The participation by these investors was on the same terms as the other investors in the transaction.

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

The company allocated the proceeds from the secured note transactions to the secured notes and the warrants based on the relative fair values of such instruments using the present value of the secured notes at a market rate of interest and the value of the warrants based on the Black-Scholes option pricing model and the applicable assumptions set forth in Note 3 of Notes to Condensed Consolidated Financial Statements. This allocation resulted in an effective interest rate for the secured notes from March 2012 through September 2012 of approximately 54% per annum. Following the extension of the secured notes issued in March 2012 the effective interest rate for the remaining term of such notes was approximately 47% per annum. The effective interest rate for the secured notes issued in September 2012 was approximately 41% per annum. However, since the subjective nature of the inputs for the option pricing models can materially affect fair value estimates, in management’s opinion, such models may not provide a reliable single measure of the fair value of the warrants and the resulting effective interest rates. In connection with the secured note transactions the company recorded senior secured promissory notes of $7,350,000, debt discount of $4,726,000 and additional paid-in-capital of $4,676,000 related to the fair value of the warrants. The non-cash amortization of the debt discount of $549,000 is included in the other (expense) income for the three months ended September 30, 2012.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the secured notes and unamortized debt discount (in thousands):

	September 30, 2012	June 30, 2012

Senior secured notes	$7,350	$4,050
Unamortized debt discount	(3,530)	(1,184)

Senior secured notes, net	$3,820	$2,866

9.	Preferred Stock and Redeemable Preferred Stock

In connection with a private placement transaction completed in October 2010 the company issued a total of 1,250,000 shares of Series C 15% convertible redeemable preferred stock. On April 9, 2012 the stockholders of the company approved amendments to the Series C 15% convertible redeemable preferred stock whereby the maturity date was extended by 12 months through April 12, 2013 and the dividend rate was increased to 20% per annum for the extension period. Following these amendments, each share of preferred stock has a stated value of $1.60 per share, and, subject to the rights of the company’s senior securities, has the following rights: (i) to receive dividends which accrue at the rate of 20% per annum (15% prior to April 13, 2012) payable in shares of common stock upon conversion or in cash upon redemption; (ii) effective upon shareholder approval, will convert into shares of common stock determined by dividing the stated value, plus accrued and unpaid dividends, by the conversion price, which is initially $0.80; (iii) to receive a liquidation preference equal to the sum of the stated value of each share of preferred stock, plus dividends; and (iv) unless converted, to be redeemed by the company 30 months from the date of issuance at a redemption price equal to the 102.5% of the stated value of the preferred stock, plus any accrued but unpaid dividends. Conversion of the shares of preferred stock is subject to the approval of the company’s stockholders in accordance with the Listing Rules of the Nasdaq Stock Market. If the company’s shareholders approve the conversion, the aggregate stated value of the shares of preferred stock will automatically convert into 2,5000,000 shares of common stock. At September 30, 2012, the company has accrued dividends in the amount of approximately $633,000 related to these shares of preferred stock. The stated value of the preferred shares and the related accrued dividends are presented as temporary equity under the caption Redeemable preferred stock in the Condensed Consolidated Balance Sheet in accordance with the rules of the Securities and Exchange Commission.

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

As of September 30, 2012, there are 28,000 shares of Series B preferred stock outstanding. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note. The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 250,000 shares of our common stock at a conversion rate of $2.80 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. The company will be required to first redeem the Series B preferred stock if it is required to redeem the Series C preferred stock. Accordingly, as of September 30, 2012, the redemption value of the preferred shares and the related accrued dividends are presented as temporary equity under the caption redeemable preferred stock in the Condensed Consolidated Balance Sheet in accordance with the rules of the Securities and Exchange Commission. At September 30, 2012, the company has accrued dividends in the amount of $17,500 which remain unpaid.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

10.	Shareholder’s Equity

The changes in shareholders’ equity for the three months ended September 30, 2012 are summarized as follows (in thousands):

	Common	Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, June 30, 2012	$27	$179,890	$(177,104)	$2,813
Preferred stock dividends			(118)	(118)
Share-based compensation expense		86		86
Restricted shares issued for services		35		35
Warrants issued with secured debt		2,895		2,895
Cost for shares issued for business acquisition		(6)		(6)
Net loss			(2,515)	(2,515)

Balance, September 30, 2012	$27	$182,900	$(179,737)	$3,190

During the three months ended September 30, 2012 there were no stock options and no common stock warrants exercised.

11.	Commitments and Contingencies

On January 6, 2012, ExpressMD Solutions LLC, a subsidiary of the company, was served with a summons and complaint in a purported patent infringement lawsuit filed by Robert Bosch Healthcare Systems, Inc. (“Plaintiff”) against ExpressMD Solutions LLC, in the U.S. District Court for the Northern District of California, Case No. 5:12-cv-00068-JW. The complaint alleges that the ExpressMD Solutions’ “Electronic House Call” product infringes one or more claims of certain patents allegedly owned by the Plaintiff. Plaintiff is seeking injunctive relief, damages, punitive damages, interest, and other costs and expenses. ExpressMD Solutions filed an answer to the complaint on January 27, 2012 and asserted counterclaims seeking declarations that the patents are invalid and not infringed. On May 11, 2012, Plaintiff filed an amended complaint, dropping two patents previously asserted and adding one new patent. Express MD Solutions filed a motion to dismiss on June 15, 2012, which the Court granted with leave for Plaintiff to amend the complaint. Plaintiff filed a second amended complaint on July 24, 2012. Express MD filed an answer on August 7, 2012 and asserted counterclaims seeking invalidity of the patents and a declaration of non-infringement. On September 6, 2012 the case was reassigned to a new judge. An initial case management conference has been set by the court for January 11, 2013. We believe that we have strong defenses to Plaintiff’s allegations and we intend to vigorously defend the litigation. In addition, we intend to exercise our rights of set-off and indemnification as against EncounterCare Solutions, Inc. and the co-licensor to us of the patents in issue. Based on the facts of which we are currently aware, management believes that this matter will not have a material adverse effect on our financial position, results of operations, or cash flows. However, this matter is subject to inherent uncertainties and management’s assessment may change in the future.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2012, we are not aware of any obligations under such indemnification agreements that would require material payments.

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

13.	Other (Expense) Income

Other (expense) income consists of the following (in thousands):

	Three Months Ended September 30,
	2012	2011

Amortization of debt discount	$(549)	$—
Miscellaneous income	1	—

Total other (expense) income	$(548)	$—

14.	Fair Value Measurements

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

The company’s assets subject to fair value measurements as of September 30, 2012 and June 30, 2012 are as follows (in thousands):

	Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
September 30, 2012
Current marketable securities - available for sale	$210	$210	$—	$—

Total	$210	$210	$—	$—

June 30, 2012
Current marketable securities - available for sale	$210	$210	$—	$—

Total	$210	$210	$—	$—

For the three months ended September 30, 2012 and 2011, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

15.	Accounting Standards Adopted in Fiscal 2013

The company has not adopted any significant new FASB Accounting Standards Update (ASU) during fiscal 2013 and, accordingly there has been no impact on the company’s results of operations or financial position.

16.	Common Stock Warrants

Except for the warrants issued in our September 2012 financing, all of the outstanding warrants are exercisable. A schedule of common stock warrant activity is as follows (in thousands, except per share and average life data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2012	8,651	$1.53
Warrants issued	4,756	1.34

Outstanding, September 30, 2012	13,407	$1.47	4.17	$—

17.	Registered Direct Offering

On October 7, 2011, the company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with C.K. Cooper & Co., Inc. (“CKCC”) and an Engagement Agreement (the “Engagement Agreement”) with Rodman & Renshaw LLC (“Rodman”) whereby it engaged them as co-placement agents (the “Placement Agents”) relating to a registered direct offering by the company to select investors. In addition, as of October 7, 2011, the company entered into a securities purchase agreement with certain institutional and/or accredited investors pursuant to which the company agreed to sell an aggregate of 2,937,497 shares of its common stock, par value $0.001 per share, and warrants to purchase a total of 1,468,752 shares of common stock to the investors for gross proceeds of $4.1 million. The purchase price of a share of common stock and warrant was $1.40. The warrants are exercisable for a period of four years commencing on the six month anniversary of the date on which they were issued and have an initial exercise price of $2.00 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The value of these warrants using the Black Scholes option pricing model was approximately $1.83 million. The transaction closed on October 13, 2011 and the net proceeds to the company, after deducting placement agent fees and expenses and the company’s offering expenses, were approximately $3.6 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results

Certain statements in this Form 10-Q, including information set forth under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). We desire to avail ourselves of certain “safe harbor” provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involving known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of our software, products and services, competition, pricing, technological changes, implementation of our business plan, and other risks as discussed in our filings with the Securities and Exchange Commission, in particular our Annual Report on Form 10-K for the year ended June 30, 2012, all of which risk factors could adversely affect our business and the accuracy of the forward-looking statements contained herein.

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

We have experienced net losses and negative cash flow from operating activities while we have been focused on developing new products and services, hiring management, refining our business strategies and repositioning our businesses for growth. Although we believe we are well positioned for such growth, we expect to continue to generate net losses and negative cash flow for the foreseeable future as we seek to expand our potential markets and generate increased revenues. As discussed in more detail below, we have completed several financing transactions, and sold non-core assets to fund our working capital needs. See “Liquidity and Capital Resources”. As discussed in more detail in Note 5 of Notes to Condensed Consolidated Financial Statements, on November 21, 2011 we completed a definitive joint venture termination agreement with our joint venture partner, EncounterCare Solutions, Inc. (Seller), whereby our joint venture relationship was terminated and ExpressMD Solutions became a wholly-owned subsidiary of the company. We also entered into a worldwide, perpetual, irrevocable, royalty-free, non-exclusive license to use the intellectual property of the Seller and an affiliated company to continue to commercialize and develop our ExpressMD telehealth products and services. In connection with these transactions we agreed to pay the Seller $1.0 million in cash of which $0.525 million was paid through closing, $0.20 million was paid in April 2012 and $0.275 million, net of amounts offset in connection with the litigation discussed in Item 1 – Legal Proceedings, resulted in payments of $31,000 in September 2012. We also issued 750,000 shares of our common stock to the Seller. The company paid the cash consideration from cash on hand and issued the shares of common stock out of its authorized but unissued shares.

During fiscal 2013 we have continued to take steps to refine our core product and service offerings, significantly expand our addressable markets, manage operating costs and position the company for long-term growth. We are focused on refining and marketing our Inscrybe® Healthcare Referral Management and Hospital Discharge solutions and our telehealth products and services. As discussed above, we believe our business will benefit as the federal government healthcare reforms are implemented and as trends in the U.S. healthcare industry to significantly reduce costs, shorten the length of hospital stays, reduce hospital readmissions, shift patient care towards wellness and preventative care programs and automate healthcare records and processes take hold. Although we have taken steps to focus our business in these areas, our progress will be impacted by the timing of customer contracts and implementations and the market acceptance of our products and services.

During this period we have also advanced the development of our telehealth service offerings and continued to refine the capabilities of our Electronic House Call and Interactive Voice Response products and services. In April 2011, we announced that we had been selected as a supplier to the Department of Veterans Affairs (VA) for its core coordination home Telehealth Program and in April 2012 we announced that the VA had exercised its first one-year option to extend the term of our contract, which also includes three additional one-year extension options. In July 2012, the VA successfully completed the required test-in phase for our Electronic House Call vital signs monitoring device and web-service and in October 2012, the VA completed the required test-in phase for our Interactive Voice Response solution for weight management and we received approval to begin the national rollout of these solutions to VA facilities throughout the U.S. and its territories. During the contract period, the company will be committed to provide, subject to purchase orders from the VA, telehealth devices and certain associated software solutions. We believe that the VA telehealth project positions the company for success as this market develops in the commercial sector and provides a significant growth opportunity for the company as we work to support the VA in its efforts to deliver quality care to our veterans. There can be no assurance that the VA will exercise any of the other option periods under the agreement nor can the company provide any assurances as to the actual amount of products and solutions, if any, that may ultimately be purchased by VA facilities under the agreement.

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

The company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The company based its estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on the company’s historical stock volatility. The assumptions used in the company’s Black-Scholes calculations for fiscal 2013 and 2012 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Option Life (Months)
Fiscal year 2013	1.8%	0%	107%	48
Fiscal year 2012	1.5%	0%	114%	48

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

Results of Operations

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Revenues were $921,000 for the quarter ended September 30, 2012 compared to $751,000 for the prior year period. These results reflect an increase in revenues from our telehealth products and services and from our hosted software services due primarily to new customers and higher transaction volumes.

Cost of revenues increased to $700,000 for the quarter ended September 30, 2012 compared to $548,000 for the same period in the prior year, due primarily to the higher telehealth revenues.

Selling general and administrative (SG&A) expenses increased to $1,736,000 for the quarter ended September 30, 2012 compared to $1,693,000 for the prior year period. The increase is due primarily to higher selling and stock option expenses.

Product development expenses were $248,000 for the quarter ended September 30, 2012 compared to $208,000 for the prior year period. Product development expenses fluctuate period to period based on the amounts capitalized. Total spending for the periods, including capitalized amounts, was comparable as no amounts were capitalized for the periods. The increase for the current period is due primarily to higher personnel expenses.

Depreciation and amortization expense was $204,000 for the quarter ended September 30, 2012 compared to $217,000 for the prior year period. This change is due primarily to higher expenses for fixed assets and acquired licenses partly offset by a decrease in amortization of capitalized software.

Other expense was $548,000 for the quarter ended September 30, 2012 compared to $0 for the prior year period. Other expense for the periods consists primarily of non-cash amortization of the debt discount on the company’s senior secured notes payable.

Net loss for the quarter ended September 30, 2012 was $2,515,000, or $0.11 per share, compared to $1,915,000, or $0.09 per share, for the prior year period. The increase in net loss for the quarter reflects the higher expenses and non-cash debt discount amortization discussed above.

Liquidity and Capital Resources

Overview

Our operations and product development activities have required substantial capital investment to date. Our primary sources of funds have been the issuance of equity and the incurrence of third party debt. In February 2004, we sold 5,360,370 common shares in private placements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506, promulgated thereunder and received net proceeds of approximately $69,100,000 after payment of offering expenses and broker commissions. The proceeds received from this financing have been used to provide funding for our operations and product development activities. In addition, we completed a $3,400,000 registered direct offering of shares of common stock and warrants in December 2009 and received net proceeds of approximately $3,500,000 from this financing and the related warrant exercises and we have completed a number of transactions over the past three years to increase our cash position and monetize non-core assets. In July 2010 we completed the sale of certain non-core assets and received net proceeds of approximately $2,350,000; in October 2010 the company completed the sale of $5,000,000 of its securities to institutional and accredited investors in a private placement transaction under Section 4(2) of the Securities Act of 1993, as amended, and Rule 506 of Regulation D, promulgated thereunder and received net proceeds of approximately $4,470,000 from this transaction; and in April 2011 the company completed the sale of all of the shares of capital stock of its wholly-owned subsidiary, Authentidate International AG to Exceet Group, AG, a Swiss corporation and received net proceeds of approximately $1,300,000. As described in greater detail in Notes 8 and 17 of Notes to Condensed Consolidated Financial Statements, in October 2011 the company entered into agreements pursuant to which it sold 2,937,497 shares of our common stock and 1,468,752 warrants to purchase shares of our common stock to institutional and/or accredited investors in a registered direct offering from which we received net proceeds of approximately $3,620,000; in March 2012 the company sold $4,050,000 of senior secured promissory notes and 3,022,388 warrants to purchase shares of our common stock to accredited investors including several directors, officers and significant stockholders of the company from which we received net proceeds of approximately $4,000,000 and in September 2012 the company sold $3,300,000 of senior secured promissory notes and 2,558,139 warrants to purchase shares of our common stock to accredited investors, including several directors and officers and significant stockholders of the company from which we received net proceeds of approximately $3,250,000. We are using the proceeds from these transactions for working capital and general corporate purposes, including supporting the rollout of our telehealth products and services. The senior secured notes are not convertible into equity securities and are due on the first to occur of October 31, 2013 or the consummation of a subsequent financing, as defined. No interest shall accrue on the senior secured notes and they are secured by a first priority lien on all of the company’s assets. The warrants are exercisable for a period of 54 months commencing on the six month anniversary of the issue date at an initial exercise price of $1.34 per share.

For the three months ended September 30, 2012, expenditures for data center equipment and other assets totaled approximately $79,000, expenditures for software licenses totaled approximately $6,000 and expenditures for the business acquisition discussed above totaled approximately $31,000. We have developed and intend to continue to develop new applications to grow our business and address new markets.

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

Cash Flows

At September 30, 2012, cash, cash equivalents and marketable securities amounted to approximately $3,652,000 and total assets at that date were $14,261,000. Since June 30, 2012 cash, cash equivalents and marketable securities increased approximately $1,406,000 reflecting the issuance of company securities offset by cash used principally to fund operating losses, product development activities, changes in working capital and capital expenditures during the three months ended September 30, 2012. Cash used for the period includes investments in data center and related infrastructure equipment of approximately $79,000, and the prepayment of certain insurance premiums and maintenance contracts. We expect to continue to use cash to fund operating losses, changes in working capital, product development activities, and capital expenditures for the foreseeable future.

Net cash used by operating activities for the three months ended September 30, 2012 was approximately $1,720,000 compared to $1,307,000 for the prior year period. Net cash used by investing activities, excluding purchases and sales of marketable securities, was $116,000 for the three months ended September 30, 2012 compared to $164,000 for the prior year period. This change reflects a decrease in asset purchases for the current period.

Net cash provided by financing activities for the three months ended September 30, 2012 was approximately $3,242,000 compared to net cash used of $15,000 for the prior year period. The amount for the current period reflects the net proceeds from the secured note transaction in fiscal 2013 discussed above, less the payment of preferred stock dividends.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits, product development activities, business acquisitions, capital expenditures and telehealth activities. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings. As mentioned in the “Overview section”, we believe that the company will benefit from the federal government healthcare reforms and industry trends focused on automation and cost reduction. Based on our business plan, we expect our existing resources, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, these resources may not be sufficient if we are required to repay our secured notes or redeem our outstanding shares of Series B and Series C preferred stock within the next 12 months. If we are required to repay or redeem these securities within the next 12 months, we may need to renegotiate the terms of such securities, to enable us to manage our cash resources. No assurances can be given, however, that we will be able to attain sales levels and support our costs through revenues derived from operations, generate sufficient cash flow to satisfy our other obligations or successfully modify the terms of our secured notes preferred securities or that the company will continue as a going concern. If our available cash resources and projected revenue levels are not sufficient to sustain our operations, or otherwise meet our cash needs, we will need to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. In addition, there can be no assurance that the company will be successful in raising additional capital, or securing financing when needed or on terms satisfactory to the company. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition.

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

Financing Activities

Except as discussed above, we have not engaged in any external financing activities in fiscal 2013 and 2012.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 250,000 shares of our common stock at a conversion rate of $2.80. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of September 30, 2012, no shares of the Series B preferred stock have been redeemed.

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

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of September 30, 2012 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$2,219	$512	$1,536	$171	$—

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

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2012, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

We have approximately $210,000 invested in short-term investments as of September 30, 2012. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At September 30, 2012, our unrestricted cash and marketable securities totaled approximately $3,652,000, of which approximately $210,000 was invested in money market investments. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings

On January 6, 2012, Express MD Solutions LLC, a subsidiary of the company, was served with a summons and complaint in a purported patent infringement lawsuit filed by Robert Bosch Healthcare Systems, Inc. (“Plaintiff”) against Express MD Solutions LLC, in the U.S. District Court for the Northern District of California, Case No. 5:12-cv-00068-JW. The complaint alleges that the Express MD Solutions’ “Electronic House Call” product infringes one or more claims of certain patents allegedly owned by the Plaintiff. Plaintiff is seeking injunctive relief, damages, punitive damages, interest, and other costs and expenses. Express MD Solutions filed an answer to the complaint on January 27, 2012 and asserted counterclaims seeking declarations that the patents are invalid and not infringed. On May 11, 2012, Plaintiff filed an amended complaint, dropping two patents previously asserted and adding one new patent. Express MD Solutions filed a motion to dismiss on June 15, 2012, which the Court granted with leave for Plaintiff to amend the complaint. Plaintiff filed a second amended complaint on July 24, 2012. Express MD filed an answer on August 7, 2012 and asserted counterclaims seeking invalidity of the patents and a declaration of non-infringement. On September 6, 2012 the case was reassigned to a new judge. An initial case management conference has been set by the court for January 11, 2013. We believe that we have strong defenses to Plaintiff’s allegations and we intend to vigorously defend the litigation. In addition, we intend to exercise our rights of set-off and indemnification as against EncounterCare Solutions, Inc. and the co-licensor to us of the patents in issue. Based on the facts of which we are currently aware, management believes that this matter will not have a material adverse effect on our financial position, results of operations, or cash flows. However, this matter is subject to inherent uncertainties and management’s assessment may change in the future.

We are also subject to claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Report on Form 10-Q and a restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2012. You should carefully consider the risks described below, together with all of the following risk factors and the other information included in this report, in considering our business herein as well as the information included in other reports and prospects. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations, financial condition and/or operating results. If any of the matters or events described in the following risks actually occurs, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment due to any of these risks.

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred net losses of approximately $8,352,000, $12,555,000, including a loss of approximately $5,769,000 related to discontinued operations for our former German subsidiary, and $9,005,000 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. We also had a net loss of $2,515,000 for the three months ended September 30, 2012 and had an accumulated deficit of approximately $179,737,000 at September 30, 2012. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we may not be profitable in any future period.

Our capital requirements have been significant and we may need to raise additional capital to finance our operations.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements and registered offerings of our securities and on short-term and long-term loans to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software, services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $6,513,000, $6,465,000 and $8,109,000 in cash for continuing operating activities for the fiscal years ended September 30, 2012, 2011 and 2010, respectively, and $1,720,000 for the three months ended September 30, 2012. Our available cash, cash equivalents and marketable securities as of September 30, 2012 totaled approximately $3,652,000. We expect our existing resources, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, these resources may not be sufficient if we are required to repay our secured notes or redeem our outstanding shares of Series B and Series C preferred stock within the next 12 months. If we are required to repay or redeem these securities within the next 12 months, we may need to renegotiate the terms of such securities, if necessary, to enable us to manage our cash resources. No assurances can be given, however, that we will be able to attain sales levels and support our costs through revenues derived from operations, generate sufficient cash flow to satisfy our other obligations or successfully modify the terms of these securities, or that the company will be able to continue as a going concern. If our available cash resources and projected revenue levels are not sufficient to sustain our operations, or otherwise meet our cash needs, we will need to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. There can be no assurance, however, that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially, which could have a material adverse effect on our business, financial condition and results of operations. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

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

The proposed spending cuts imposed by the Budget Control Act of 2011 could impact our operating results and profit.

On August 2, 2011, the Budget Control Act of 2011 (the “Budget Control Act”) was enacted into law. The Budget Control Act imposes annual spending limits on many federal agencies and programs aimed at reducing budget deficits. In addition to setting budget authority for fiscal years 2012-2021, the Budget Control Act also triggered an automatic sequestration process that becomes effective January 3, 2013, unless modified by the enactment of new law. The sequestration process imposes automatic, across-the-board cuts to mandatory and discretionary federal spending beginning with fiscal year 2013. Presently, federal agency budgets are uncertain for the future, which situation will be likely to remain until an agreed upon solution, if any, is enacted. We cannot predict what impact, if any, the Budget Control Act will have on our business or results of operations. However, these or other factors could result in a significant decline in, or redirection of, current and future federal expenditures and could adversely affect our operating performance, including the possible loss of revenue and reduction in our operating cash flow, particularly, but not exclusively, with respect to our telehealth products.

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

In connection with our manufacturing and sales plans for the ExpressMD™ Solutions telehealth service, we have purchased certain components and contract manufacturing services for the production of the monitoring appliance. Our ability to recover our investment in this venture, including in building inventories of our current telehealth products is subject to risks. If we are unable to generate sufficient demand for this product, we may not be able to recover our costs in acquiring these assets. As of September 30, 2012, total inventory was valued at approximately $4.0 million and we had prepaid inventory investments of approximately $0.8 million that are included in other current assets.

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

Demand and market acceptance for our currently available hosted software and web-based services and other product offerings remain subject to a high level of uncertainty. Achieving widespread acceptance of these or future offerings will continue to require substantial marketing efforts and the expenditure of significant funds to create and maintain brand recognition and customer demand for such offerings. Demand for our software, services and other product offering depends on, among other things:

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

The price of our common stock has been, and is likely to continue to be, volatile. After giving effect to our reverse stock split, our stock price during the fiscal year ended June 30, 2012 traded as low as $1.10 per share and as high as $2.58 per share, and during the three months ended September 30, 2012, our common stock traded within a range of $1.16 to $1.64. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

Our common stock is currently traded on The NASDAQ Capital Market under the symbol “ADAT”. If we fail to meet any of the continued listing standards of The NASDAQ Capital Market, our common stock will be delisted from The NASDAQ Capital Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price. On September 19, 2011, we received a letter from The NASDAQ Stock Market advising that the company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Listing Rule 5550(a)(2) and on March 20, 2012, NASDAQ notified us that it had granted us an additional 180 days to regain compliance with the minimum bid price requirement of Listing Rule 5550(a)(2). To demonstrate compliance with this requirement, the closing bid price of our common stock needed to be at least $1.00 per share for a minimum of 10 consecutive business days before September 17, 2012. In order to satisfy this requirement, on August 30, 2012, we filed an amendment to our Certificate of Incorporation to implement a one for two reverse split of our common stock and our common stock began trading on a split adjusted basis on August 31, 2012. On September 17, 2012, we received notice from The NASDAQ Stock Market that we had regained compliance with the minimum bid price requirement for continued listing of our common stock on The NASDAQ Capital Market.

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

The secured notes contain covenants and events of default customary for similar transactions. Accordingly, without the consent of the holders of a majority in interest of the secured notes, we must comply with certain restrictions against incurring additional indebtedness and granting additional security interests on our assets. Among the defined events of default are defaults of our payment obligations, breach of any material covenant or representation of the secured note or the related transaction agreements, and the commencement of proceedings under applicable U.S. federal or state bankruptcy, insolvency, reorganization or other similar laws either against us or by us. If we are unable to repay the secured notes when due, or upon an event of default, the holders could foreclose on our assets.

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

The average daily trading volume in our common stock for the three months ended September 30, 2012 was approximately 26,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

In connection with our October 2010 private placement, we filed with the Secretary of State of Delaware a Certificate of Designations, Preferences and Rights and Number of Shares of Series C 15% convertible redeemable preferred stock, or the Series C Designation. As amended on April 10, 2012, the Series C Designation provides for the mandatory redemption of all outstanding shares of Series C preferred stock upon their stated maturity date on April 12, 2013, which is the 30 month anniversary of the original issue date, unless prior to such date, our shareholders approve the conversion of the shares of Series C preferred stock into shares of our common stock. If we are required to redeem the shares of Series C preferred stock, we will be required to pay to the holders of the shares of Series C preferred stock a total redemption price equal to 102.5% of the stated value of the Series C shares, plus dividends, which would amount to $2,900,000. Following our special meeting of shareholders held on October 18, 2012, our shareholders have declined to approve the conversion of the Series C preferred stock on six occasions. Consistent with our obligations under the purchase agreement entered into with the purchasers of the Series C preferred stock, we will call additional meetings of our shareholders at which shareholders will again be requested to approve the conversion of the shares of Series C preferred stock. In addition, if at the maturity date of the Series C preferred stock, any shares of our Series B preferred stock remain outstanding, we will be required to redeem all such outstanding shares of Series B preferred stock immediately prior to the redemption of the Series C preferred stock. There are currently 28,000 shares of Series B preferred stock outstanding and the total redemption payment for the Series B preferred stock is equal to $700,000 plus any accrued, but unpaid dividends thereon as of such redemption date. Accordingly, the redemption of these securities may have an adverse effect on our cash position.

The number of shares of our common stock outstanding has increased substantially as a result of our recent financings, and the exercise or conversion of the warrants and shares of preferred stock issued in these transactions could result in further dilution to holders of our common stock.

Upon the closing of our October 2010 private placement, we issued to a group of institutional and other accredited investors a total of 3,750,000 shares of our common stock, plus 1,250,000 shares of Series C preferred stock, which, as amended, are convertible into an maximum of 3,562,500 shares of common stock at the initial conversion price of $0.80 (including all shares issuable in lieu of cash dividends for the 30 month term) and common stock warrants to purchase a total of 3,125,000 additional shares of common stock. In addition, in connection with the registered direct offering of common stock and warrants we announced on October 7, 2011, we sold an additional 2,937,497 shares of common stock and warrants to purchase 1,468,752 shares of common stock. The issuance of these securities resulted in substantial dilution to stockholders who held our common stock prior to such transactions. For example, the shares issued in our 2011 financing represented approximately 11.3% of our outstanding common stock after the offering, without giving effect to the exercise of the warrants. Further, the conversion of the shares of Series C preferred stock and exercise of warrants issued in the 2010 private placement may result in further dilution to the holders of our common stock. As of September 30, 2012, the number of shares issued to the purchasers in this private placement and warrants exercised to date represents approximately 13.9% of our outstanding common stock, without giving effect to the conversion of the shares of Series C preferred stock or the exercise of the outstanding common stock warrants. In addition, in connection with the amendments to the Series C preferred stock to extend the maturity date to April 12, 2013 and increase the dividend rate to 20% for the extension period, the company issued the holders of the Series C preferred stock warrants to purchase 825,000 shares of common stock and in connection with the senior secured promissory note transactions in March and September 2012, the company issued the note holders warrants to purchase an aggregate of 7,778,201 shares of common stock. The conversion of the shares of Series C preferred stock is subject to the approval of our stockholders in accordance with applicable Nasdaq requirements and under the purchase agreement with the investors, we are obligated to seek stockholder approval for the conversion of the shares of Series C preferred stock. As mentioned above, our stockholders have not approved such conversion. These stockholders, if acting together, may have significant influence over the outcome of any stockholder vote, other than any proposal to approve the conversion of such shares, including the election of directors and other significant business matters that require stockholder approval. Such other significant business matters could include, for example, the approval of mergers or other business combination transactions. The sale of these shares of common stock and any conversion of the shares of preferred stock and exercise of warrants (subject to stockholder approval, as discussed above) may adversely affect the market price of our common stock and our stock price may decline substantially.

The exercise of our outstanding options and warrants, or conversion of our outstanding shares of convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of September 30, 2012, the following options and warrants were outstanding:

•

Stock options to purchase 2,788,000 shares of common stock at exercise prices ranging from $0.78 to $13.22 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $3.78 per share. These stock options are employee and non-executive director options.

•	Warrants to purchase 13,407,000 shares of common stock with a weighted average exercise price of $1.47 per share.

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

Except as previously reported and as described elsewhere in this Quarterly Report on Form 10-Q, we did not sell unregistered securities during the quarter ended September 30, 2012.

During the quarter ended September 30, 2012, we issued an aggregate of 27,259 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2001 Non-Executive Director Stock Option Plan, as amended. Such shares were issued for service on our board during the quarter ended June 30, 2012. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

In October 2012, we issued an aggregate of 20,947 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2011 Omnibus Equity Incentive Plan. Such shares were issued for service on our board during the quarter ended September 30, 2012. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference. A management contract or compensation plan or arrangement is indicated with (*).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith

3.1	Certificate of Amendment of Certificate of Incorporation	8-K	8/30/12	3.1

4.1	Form of Senior Promissory Note issued on September 28, 2012	8-K	9/28/12	4.1

4.2	Form of Warrant issued in Secured Note Financing issued on September 28, 2012	8-K	9/28/12	4.2

4.3	Form of Extension Warrants issued September 28, 2012	8-K	9/28/12	4.3

10.1	Form of Indemnification Agreement	8-K	9/12/12	10.1

10.2	Employment Agreement with O’Connell Benjamin dated September 10, 2012*	8-K	9/12/12	10.2

10.3	Form of Securities Purchase Agreement dated as of September 24, 2012	8-K	9/28/12	10.1

10.4	Form of Security Agreement dated as of September 24, 2012	8-K	9/28/12	10.2

10.5	Form of Amendment Agreement dated September 24, 2012	8-K	9/28/12	10.3

10.6	Board Nomination and Observer Agreement between the Company and Lazarus Investment Partners, LLLP	8-K	9/28/12	10.4

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1	The following financial information from the Authentidate Holding Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements.**				X

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

November 14, 2012	/s/ O’Connell Benjamin
Date	O’Connell Benjamin
Chief Executive Officer

/s/ William A. Marshall
William A. Marshall
Chief Financial Officer & Treasurer