Form 10-Q
period 2012-12-31
AUTHENTIDATE HOLDING CORP
filed 2013-02-14
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding February 7, 2013
Common Stock, $0.001 par value per share	27,074,619 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)	December 31, 2012 (Unaudited)	June 30, 2012
Assets
Current Assets
Cash and cash equivalents	$1,904	$2,036
Restricted cash	256	256
Marketable securities	210	210
Accounts receivable, net	544	645
Inventory	4,544	4,016
Prepaid expenses and other current assets	1,071	1,286

Total current assets	8,529	8,449
Property and equipment, net	833	917
Other assets
Software development costs, net	86	171
Licenses, net	2,076	2,196
Other assets	1,095	1,128

Total assets	$12,619	$12,861

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other liabilities	$3,526	$3,547
Senior secured notes, net of unamortized discount	4,635	—
Deferred revenue	102	100

Total current liabilities	8,263	3,647
Senior secured notes, net of unamortized discount	—	2,866
Long-term deferred revenue	269	281

Total liabilities	8,532	6,794

Commitments and contingencies (Note 11)
Redeemable preferred stock	3,455	3,254
Shareholders’ equity
Common stock, $.001 par value; 100,000 shares authorized, 27,047 and 26,999 issued and outstanding on December 31, and June 30, 2012, respectively	27	27
Additional paid-in capital	183,193	179,890
Accumulated deficit	(182,588)	(177,104)

Total shareholders’ equity	632	2,813

Total liabilities, redeemable preferred stock and shareholders’ equity	$12,619	$12,861

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share data)	2012	2011	2012	2011
Revenues
Hosted software services	$708	$649	$1,375	$1,286
Telehealth products and services	343	12	597	126

Total revenues	1,051	661	1,972	1,412
Operating expenses
Cost of revenues	817	502	1,517	1,050
Selling, general and administrative	1,626	1,385	3,362	3,078
Product development	313	209	561	417
Depreciation and amortization	204	231	408	448

Total operating expenses	2,960	2,327	5,848	4,993

Operating loss	(1,909)	(1,666)	(3,876)	(3,581)
Other (expense) income, net	(824)	2	(1,372)	2

Net loss	$(2,733)	$(1,664)	$(5,248)	$(3,579)

Basic and diluted loss per common share	$(0.11)	$(0.07)	$(0.22)	$(0.15)

Comprehensive operations
Net loss	$(2,733)	$(1,664)	$(5,248)	$(3,579)

Comprehensive loss	$(2,733)	$(1,664)	$(5,248)	$(3,579)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
(in thousands)	2012	2011
Cash flows from operating activities
Net Loss	$(5,248)	$(3,579)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of debt discount and deferred financing costs	1,373	—
Depreciation and amortization	408	448
Share-based compensation	171	139
Warrants issued for services	15	5
Restricted shares issued for services	63	53
Changes in assets and liabilities, net of effects from business acquisition
Accounts receivable	101	85
Inventory	(528)	60
Prepaid expenses and other current assets	411	(454)
Accounts payable, accrued expenses and other liabilities	5	98
Deferred revenue	(10)	12

Net cash used in operating activities	(3,240)	(3,133)

Cash flows from investing activities
Purchases of property and equipment and other assets	(79)	(248)
Other intangible assets acquired	(8)	(30)
Payment for business acquisition	(31)	(525)
Sales of marketable securities	—	770

Net cash used provided by investing activities	(118)	(33)

Cash flows from financing activities
Net proceeds from issuance of senior secured notes and warrants	3,260	3,620
Proceeds from exercise of options and warrants	—	3
Dividends paid	(35)	(36)

Net cash provided by financing activities	3,225	3,587

Net increase (decrease) in cash and cash equivalents	(132)	421
Cash and cash equivalents, beginning of period	2,036	1,444

Cash and cash equivalents, end of period	$1,904	$1,865

The accompanying notes are an integral part of the condensed consolidated financial statements. See note 8 for supplemental cash flow information regarding debt discount.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries (collectively, the “company”). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended December 31, 2012 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the company’s Form 10-K for the fiscal year ended June 30, 2012 and the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The unaudited condensed consolidated financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For a number of years the company has experienced net losses and negative cash flow from operating activities as we focused on developing new products and services, refining our business strategies, expanding our addressable markets and repositioning the company for future growth. During this period our primary sources of funds have been the issuance of equity and the incurrence of third party debt. For the three and six months ended December 31, 2012, the company incurred a net loss of $2,733,000 and $5,248,000, respectively. As of December 31, 2012, cash, cash equivalents and marketable securities were $2,114,000, the company had working capital of $266,000, an accumulated deficit of $182,588,000 and total shareholders’ equity of $632,000. These conditions indicate that the company may be unable to continue as a going concern. Based on our business plan, we expect our existing resources, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next 12 months; however, these resources may not be sufficient if we are required to repay our secured notes or redeem our outstanding shares of Series B and Series C preferred stock within the next 12 months. If we are required to repay or redeem these securities within the next 12 months, we may need to renegotiate the terms of such securities. If necessary, management of the company believes that it can reduce operating expenses and/or raise additional equity or debt financing to satisfy its working capital requirements. However, no assurances can be given that we will be able to support our costs through revenues derived from operations, generate sufficient cash flow to satisfy our other obligations or successfully modify the terms of these securities. In addition, there can be no assurance that the company will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company.

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

2.	Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net loss	$(2,733)	$(1,664)	$(5,248)	$(3,579)
Preferred stock dividends	(118)	(93)	(236)	(188)
Deemed preferred stock dividends	(254)	—	(507)	—

Net loss applicable to common shareholders	$(3,105)	$(1,757)	$(5,991)	$(3,767)

Weighted average shares	27,044	26,074	27,033	24,622

Basic and diluted loss per common share	$(0.11)	$(0.07)	$(0.22)	$(0.15)

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The deemed preferred stock dividends included in the loss per share calculation represent the accretion of the fair value of the warrants issued in connection with the extension of the redemption date of the Series C 15% convertible redeemable preferred stock over the period from issuance through the redemption date. As discussed more fully in Note 9 of Notes to Condensed Consolidated Financial Statements, the fair value of the warrants was determined using the Black-Scholes option pricing model. All potential common shares were excluded from the calculation of net loss per share for the periods presented because their impact is antidilutive. At December 31, 2012, employee and non-executive director options (2,727,000) warrants (13,632,000) Series C preferred stock (2,500,000) and Series B preferred stock (250,000) were outstanding. At December 31, 2011, employee and non-executive director options (2,375,000), warrants (4,879,000), Series C preferred stock (2,500,000) and Series B preferred stock (250,000) were outstanding.

3.	Share-Based Compensation

Share-based compensation by category is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
SG&A	$70	$60	$141	$114
Product development	10	11	20	21
Cost of revenues	5	2	10	4

Share-based compensation expense	$85	$73	$171	$139

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock option activity under the company’s stock option plans for employees and non-executive directors for the period ended December 31, 2012 is as follows (in thousands, except per share and average life data):

Employees Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2012	2,290	$4.06
Granted	227	1.42
Expired/forfeited	(108)	2.25

Outstanding, December 31, 2012	2,409	$3.89	6.78	$21

Exercisable at December 31, 2012	1,076	$6.29	4.73	$11

Expected to vest at December 31, 2012	1,064	$1.96	8.44	$8

Non-Executive Director Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2012	243	$3.86
Granted	80	1.13
Expired	(5)	4.50

Outstanding, December 31, 2012	318	$3.16	5.56	$1

Non-executive director options are granted at market price and vest on the grant date.

As of December 31, 2012, there was approximately $1,283,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements. Approximately $358,000 of this expense is expected to be recognized over a weighted-average period of 30 months. The remaining expense will be recognized if certain vesting conditions are met.

The total intrinsic value of options exercised was $0 and $1,400 for the six month periods ended December 31, 2012 and 2011, respectively. The weighted average grant date fair value of options granted during the six month periods ended December 31, 2012 and 2011 was approximately $0.96 and $1.24, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of options vested was $161,000 and $75,000 for the six month periods ended December 31, 2012 and 2011, respectively.

In December 2012, the board of directors agreed that all non-employee directors would receive all of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of our common stock or stock options issued at fair value in accordance with the terms of the 2011 Plan for periods ending after December 2012. For prior periods non-employee directors had the option to receive up to 100% of their cash compensation in restricted shares of our common stock. During the six months ended December 31, 2012, the company issued 48,206 shares of restricted common stock (valued at approximately $63,000) to certain non-executive directors in connection with this program. In January 2013, the company issued 27,326 shares of restricted common stock (valued at approximately $26,000) to such directors under the program.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Marketable Securities

At December 31, 2012 our marketable securities consisted primarily of money market investments. We classify our investments as “available for sale” and they have been recorded at cost which approximates fair market value due to their variable interest rates. As a result, we have had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from such investments through December 31, 2012. All income generated from these investments is recorded as interest income.

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

On November 21, 2011, the company entered into a definitive Joint Venture Termination Agreement (the “Agreement”) with EncounterCare Solutions, Inc. (the “Seller”), providing for the assignment and transfer to the company of all of the membership interests held by Seller in ExpressMD Solutions. At the closing on November 21, 2011, the joint venture agreement was terminated, ExpressMD Solutions became a wholly-owned subsidiary of the company and the Seller and an affiliated company of the Seller granted the company a license to use certain of their intellectual property, as described in more detail below. Pursuant to the Agreement, the company agreed to pay to the Seller $1,000,000 in cash and deliver to the Seller 750,000 shares of restricted common stock of the company. The cash payment was paid as follows: $50,000 prior to the date of the Agreement; $475,000 at the closing; $200,000 in April 2012; and $275,000, net of offsets, resulted in payments of $31,000 in September 2012. The company paid the cash consideration from cash on hand and the shares were issued out of the company’s authorized but unissued shares of common stock. In accordance with the terms of the Agreement, the company, Seller and an affiliated company of Seller entered into an Intellectual Property License and Supply Agreement (the “License Agreement”) and the company and Seller entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the License Agreement, the company was granted a worldwide, perpetual, irrevocable, royalty-free, non-exclusive license to use the intellectual property of the Seller and the affiliated company of the Seller to continue to commercialize and develop the remote patient monitoring devices and related software sold by ExpressMD Solutions and to develop improvements and other products based on such intellectual property. Further, pursuant to the License Agreement, the company shall supply to Seller, and Seller shall purchase exclusively from the company, such quantities of the ExpressMD Solutions device as is reasonably requested by Seller. Pursuant to the Registration Rights Agreement the company filed a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock issued at closing which was declared effective on April 5, 2012. The Agreement also provides that within 90 days immediately prior to the fifth anniversary of the closing date, the company shall assign the trademark “ExpressMD” to the Seller. At that time, the company will have a limited period within which to transition to a new trademark for the ExpressMD products.

The company believes that this transaction will provide it with greater flexibility to meet emerging market needs in the telehealth space and enable it to continue to offer innovative and leading-edge products and solutions to its customers. The transaction was accounted for under the purchase method of accounting and, as discussed above, ExpressMD Solutions will continue to be consolidated in the company’s financial statements. As noted above, the company paid $1,000,000 in cash, forgave a receivable for approximately $58,000 and issued company stock valued at $1,215,000, based on the closing market price for the shares at closing, for a total purchase price of approximately $2,273,000. The company also incurred acquisition related costs of approximately $42,000 which were expensed as selling, general and administrative expenses and approximately $15,000 to cover the registration of the common stock issued in connection with the transaction. The company allocated the entire purchase price to the licensed intangible assets referred to above since the joint venture had no assets or liabilities on the closing date. We estimated the fair value of the license using level 3 inputs for future operating results and present value techniques applied to estimated royalty amounts which is a common method used to value licensed intangible assets. There was no bargain purchase gain or goodwill related to the transaction. As discussed above, Express MD Solutions was consolidated in our financial statements for all periods presented and, accordingly, no historical or pro-forma financial information is presented.

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

In connection with our manufacturing and sales plans for our telehealth service, the company has purchased certain components and contract manufacturing services for the production of the monitoring appliances. These inventory amounts are stated at the lower of cost or market and consist of the following (in thousands):

	December 31, 2012	June 30, 2012
Purchased components	$3,296	$3,694
Finished goods	1,248	322

Total inventory	$4,544	$4,016

7.	Other Intangible Assets

The following table sets forth licenses, net and other intangible assets that are included in other assets as follows (in thousands):

	December 31, 2012			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years
Patents	$342	$226	$116	$342	$216	$126	17
Trademarks	192	81	111	186	76	110	20
Acquired technologies	72	72	—	72	72	—	2
Licenses	3,589	1,513	2,076	3,587	1,391	2,196	3-10

Total	$4,195	$1,892	$2,303	$4,187	$1,755	$2,432

As of December 31, 2012 and June 30, 2012 goodwill amounted to approximately $50,000 and is included in other assets.

The company amortizes licenses and other intangible assets under the straight line method. Amortization expense was approximately $68,000 and $137,000 for the three months and six months ended December 31, 2012 and $26,000 and $42,000 for the prior year periods, respectively. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

2013	$137
2014	269
2015	266
2016	264
2017	264
Thereafter	1,103

$2,303

8.	Senior Secured Notes

On March 9, 2012, the company entered into a securities purchase agreement with certain accredited investors pursuant to which we sold an aggregate principal amount of $4,050,000 of senior secured promissory notes and warrants to purchase a total of 3,022,388 shares of common stock for gross proceeds of $4,050,000. The secured notes are senior secured promissory notes and are not convertible into equity securities. The secured notes, as amended, are due and payable on the first to occur of October 31, 2013 or a subsequent financing, as defined. No interest shall accrue on the secured notes and they contain covenants and events of default customary for similar transactions. The secured notes are collateralized by a first priority lien on all of the company’s assets in accordance with, and subject to, a security agreement. The warrants are exercisable for a period of 54 months commencing on the six

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

month anniversary of the closing date at an initial exercise price of $1.34 per share, which is 101% of the consolidated closing bid price reported by the Nasdaq Stock Market on March 9, 2012. The closing of this financing occurred on March 14, 2012 and the net proceeds to us from the transaction, after deducting estimated offering expenses, were approximately $4,000,000. The following investors that participated in this financing are related parties to us. J. David Luce, a member of our board of directors, purchased an aggregate principal amount of $1,500,000 of secured notes and 1,119,403 warrants through affiliated entities, John J. Waters, also a member of our board of directors purchased an aggregate principal amount of $150,000 of secured notes and 119,940 warrants. In addition, our chief executive officer and a member of our board of directors, O’Connell Benjamin, and our chief financial officer, William Marshall, each purchased an aggregate principal amount of $50,000 of secured notes and 37,313 warrants. Further, Lazarus Investment Partners LLLP, which was the beneficial owner of approximately 16.2% of our outstanding shares of common stock immediately prior to the offering, purchased an aggregate principal amount of $1,000,000 of secured notes and 746,269 warrants. The manager of the general partner of Lazarus Investment Partners, LLLP is the brother of Dr. Todd A. Borus, a member of our board of directors. The participation by these investors was on the same terms as the other investors in the transaction.

On September 24, 2012, we entered into a securities purchase agreement with certain accredited investors pursuant to which the company agreed to sell and issue to the investors an aggregate principal amount of $3,300,000 of senior secured promissory notes and common stock purchase warrants to purchase a total of 2,558,139 shares of its common stock for gross proceeds of $3,300,000. The notes are senior secured promissory notes and are not convertible into equity securities of the company and are due and payable on the first to occur of October 31, 2013 or the consummation of a subsequent financing, as defined. The secured notes are collateralized by a first priority lien on all of the company’s assets in accordance with, and subject to, a security agreement between the company and the investors. The warrants are exercisable for a period of 54 months commencing on the six month anniversary of the date on which they are issued and have an initial exercise price of $1.34 per share. The closing of the financing occurred on September 28, 2012. The following investors that participated in the financing are related parties of the company. An entity affiliated with J. David Luce, a member of our board of directors, and his spouse agreed to purchase an aggregate principal amount of $1,150,000 of notes and 891,473 warrants and our chief executive officer and a member of our board of directors, O’Connell Benjamin, and our chief financial officer, William Marshall, each agreed to purchase an aggregate principal amount of $50,000 of notes and 38,760 warrants. Further, Lazarus Investment Partners LLLP, which was the beneficial owner of approximately 23.8% of our outstanding shares of common stock immediately prior to the offering, agreed to purchase an aggregate principal amount of $1,000,000 of notes and 775,194 warrants. The manager of the general partner of Lazarus Investment Partners, LLLP, is the brother of Dr. Todd A. Borus, a member of our board of directors. The participation by these investors was on the same terms as the other investors in the offering.

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

The company allocated the proceeds from the secured note transactions to the secured notes and the warrants based on the relative fair values of such instruments using the present value of the secured notes at a market rate of interest and the value of the warrants based on the Black-Scholes option pricing model and the applicable assumptions set forth in Note 3 of Notes to Condensed Consolidated Financial Statements. This allocation resulted in an effective interest rate for the secured notes from March 2012 through September 2012 of approximately 54% per annum. Following the extension of the secured notes issued in March 2012 the effective interest rate for the remaining term of such notes was approximately 47% per annum. The effective interest rate for the secured notes issued in September 2012 was approximately 41% per annum. However, since the subjective nature of the inputs for the option pricing models can materially affect fair value estimates, in management’s opinion, such models may not provide a reliable single measure of the fair value of the warrants and the resulting effective interest rates. In connection with the secured note transactions the company recorded senior secured promissory notes of $7,350,000, debt discount of $4,726,000 and additional paid-in-capital of $4,676,000 related to the fair value of the warrants. The non-cash amortization of the debt discount of $815,000 and $1,364,000 is included in the other (expense) income for the three and six months ended December 31, 2012, respectively.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the secured notes and unamortized debt discount (in thousands):

	December 31, 2012	June 30, 2012
Senior secured notes	$7,350	$4,050
Unamortized debt discount	(2,715)	(1,184)

Senior secured notes, net	$4,635	$2,866

9.	Preferred Stock and Redeemable Preferred Stock

In connection with a private placement transaction completed in October 2010 the company issued a total of 1,250,000 shares of Series C 15% convertible redeemable preferred stock. On April 9, 2012 the stockholders of the company approved amendments to the Series C 15% convertible redeemable preferred stock whereby the maturity date was extended by 12 months through April 12, 2013 and the dividend rate was increased to 20% per annum for the extension period. Following these amendments, each share of preferred stock has a stated value of $1.60 per share, and, subject to the rights of the company’s senior securities, has the following rights: (i) to receive dividends which accrue at the rate of 20% per annum (15% prior to April 13, 2012) payable in shares of common stock upon conversion or in cash upon redemption; (ii) effective upon shareholder approval, will convert into shares of common stock determined by dividing the stated value, plus accrued and unpaid dividends, by the conversion price, which is initially $0.80; (iii) to receive a liquidation preference equal to the sum of the stated value of each share of preferred stock, plus dividends; and (iv) unless converted, to be redeemed by the company 30 months from the date of issuance at a redemption price equal to the 102.5% of the stated value of the preferred stock, plus any accrued but unpaid dividends. Conversion of the shares of preferred stock is subject to the approval of the company’s stockholders in accordance with the Listing Rules of the Nasdaq Stock Market. If the company’s shareholders approve the conversion, the aggregate stated value of the shares of preferred stock will automatically convert into 2,500,000 shares of common stock. At December 31, 2012, the company has accrued dividends in the amount of approximately $737,000 related to these shares of preferred stock. The stated value of the preferred shares and the related accrued dividends are presented as temporary equity under the caption Redeemable preferred stock in the Condensed Consolidated Balance Sheet in accordance with the rules of the Securities and Exchange Commission.

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

As of December 31, 2012, there are 28,000 shares of Series B preferred stock outstanding. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note. The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 250,000 shares of our common stock at a conversion rate of $2.80 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. The company will be required to first redeem the Series B preferred stock if it is required to redeem the Series C preferred stock. Accordingly, as of December 31, 2012, the redemption value of the preferred shares and the related accrued dividends are presented as temporary equity under the caption redeemable preferred stock in the Condensed Consolidated Balance Sheet in accordance with the rules of the Securities and Exchange Commission. At December 31, 2012, the company has accrued dividends in the amount of $17,500 which remain unpaid.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

10.	Shareholder’s Equity

The changes in shareholders’ equity for the six months ended December 31, 2012 are summarized as follows (in thousands):

	Common	Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, June 30, 2012	$27	$179,890	$(177,104)	$2,813
Preferred stock dividends			(236)	(236)
Share-based compensation expense		171		171
Restricted shares issued for services		63		63
Warrants issued with secured debt		2,895		2,895
Warrants issued for services		180		180
Cost for shares issued for business acquisition		(6)		(6)
Net loss			(5,248)	(5,248)

Balance, December 31, 2012	$27	$183,193	$(182,588)	$632

During the six months ended December 31, 2012 there were no stock options and no common stock warrants exercised.

11.	Commitments and Contingencies

On January 6, 2012, ExpressMD Solutions LLC, a subsidiary of the company, was served with a summons and complaint in a purported patent infringement lawsuit filed by Robert Bosch Healthcare Systems, Inc. (“Plaintiff”) against ExpressMD Solutions LLC, in the U.S. District Court for the Northern District of California, Case No. 5:12-cv-00068-JW. The complaint alleges that the ExpressMD Solutions’ “Electronic House Call” product infringes one or more claims of certain patents allegedly owned by the Plaintiff. Plaintiff is seeking injunctive relief, damages, punitive damages, interest, and other costs and expenses. ExpressMD Solutions filed an answer to the complaint on January 27, 2012 and asserted counterclaims seeking declarations that the patents are invalid and not infringed. On May 11, 2012, Plaintiff filed an amended complaint, dropping two patents previously asserted and adding one new patent. Express MD Solutions filed a motion to dismiss on June 15, 2012, which the Court granted with leave for Plaintiff to amend the complaint. Plaintiff filed a second amended complaint on July 24, 2012. Express MD filed an answer on August 7, 2012 and asserted counterclaims seeking invalidity of the patents and a declaration of non-infringement. On September 6, 2012 the case was reassigned to a new judge. An initial case management conference was held before the court on January 11, 2013. On January 21, 2013, Express MD Solutions filed a request for reexamination of one of the four patents asserted by Plaintiff. Additionally, two of the remaining three patents asserted by Plaintiff were placed into reexamination at the end of 2012 based on requests filed by a third party. The fourth patent asserted by Plaintiff expired on November 17, 2012. On January 22, 2013, Express MD Solutions filed a motion to stay the case pending the conclusion of the reexamination of Plaintiff’s three unexpired asserted patents. On January 22, 2013, Plaintiff filed a motion with the court for leave to file a third amended complaint and first amended infringement contentions. Express MD Solutions filed a response in opposition to Plaintiff’s motion on February 5, 2013 and on such date Plaintiff filed an opposition to Express MD Solutions’ motion to stay the case. Express MD Solutions is preparing a reply in further support of its motion to stay. We believe that we have strong defenses to Plaintiff’s allegations and we intend to vigorously defend the litigation. In addition, we intend to exercise our rights of set-off and indemnification as against EncounterCare Solutions, Inc. and the co-licensor to us of the patents in issue. Based on the facts of which we are currently aware, management believes that this matter will not have a material adverse effect on our financial position, results of operations, or cash flows. However, this matter is subject to inherent uncertainties and management’s assessment may change in the future.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2012, we are not aware of any obligations under such indemnification agreements that would require material payments.

12.	Income Taxes

The company continues to fully recognize its tax benefits which are offset by a valuation allowance due to the uncertainty that the deferred tax assets will be realized. We will continue to evaluate the realizability of our net deferred tax assets and may record additional benefits in future earnings if we determine the realization of these assets is more likely than not.

13.	Other (Expense) Income

Other (expense) income consists of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Amortization of debt discount	$(815)	$—	$(1,364)	$—
Amortization of deferred financing costs	(9)		(9)
Miscellaneous income	—	2	1	2

Total other (expense) income	$(824)	$2	$(1,372)	$2

14.	Fair Value Measurements

The company measures fair value for financial assets and liabilities in accordance with the provisions of the accounting guidance regarding fair value measurements. The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices for identical assets or liabilities that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The company’s assets subject to fair value measurements as of December 31, 2012 and June 30, 2012 are as follows (in thousands):

	Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
December 31, 2012
Current marketable securities— available for sale	$210	$210	$—	$—

Total	$210	$210	$—	$—

June 30, 2012
Current marketable securities— available for sale	$210	$210	$—	$—

Total	$210	$210	$—	$—

For the six months ended December 31, 2012 and 2011, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings.

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

Except for the warrants issued in our September 2012 financing and to a consultant in December 2012, all of the outstanding warrants are exercisable. A schedule of common stock warrant activity is as follows (in thousands, except per share and average life data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2012	8,651	$1.53
Warrants issued	4,981	1.34

Outstanding, December 31, 2012	13,632	$1.46	3.94	$—

17.	Registered Direct Offering

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

Overview

Authentidate Holding Corp. (Authentidate or the company) and its subsidiaries provide secure web-based software applications and telehealth products and services that enable healthcare organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. Our web-based services are delivered as Software as a Service (SaaS) to our customers interfacing seamlessly with billing and document management systems. These solutions incorporate multiple features and security technologies such as rules based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient monitoring capabilities. Both web and fax-based communications are integrated into automated, secure and trusted workflow solutions.

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

We have experienced net losses and negative cash flow from operating activities while we have been focused on developing new products and services, refining our business strategies and repositioning our businesses for growth. Although we believe we are well positioned for such growth, we expect to continue to generate net losses and negative cash flow for the foreseeable future as we seek to expand our potential markets and generate increased revenues. As discussed in more detail below, we have completed several financing transactions, and sold non-core assets to fund our working capital needs. See “Liquidity and Capital Resources”. As discussed in more detail in Note 5 of Notes to Condensed Consolidated Financial Statements, on November 21, 2011 we completed a definitive joint venture termination agreement with our joint venture partner, EncounterCare Solutions, Inc. (Seller), whereby our joint venture relationship was terminated and ExpressMD Solutions became a wholly-owned subsidiary of the company. We also entered into a worldwide, perpetual, irrevocable, royalty-free, non-exclusive license to use the intellectual property of the Seller and an affiliated company to continue to commercialize and develop our ExpressMD telehealth products and services. In connection with these transactions we agreed to pay the Seller $1.0 million in cash of which $0.525 million was paid through closing, $0.20 million was paid in April 2012 and $0.275 million, net of amounts offset in connection with the litigation discussed in Item 1 – Legal Proceedings, resulted in payments of $31,000 in September 2012. We also issued 750,000 shares of our common stock to the Seller. The company paid the cash consideration from cash on hand and issued the shares of common stock out of its authorized but unissued shares.

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

Our current revenues consist principally of transaction fees for web-based hosted software services and revenues from hardware sales, monthly monitoring services and maintenance fees from our telehealth business. Growth in our business is affected by a number of factors, including general economic and business conditions, and is characterized by long sales cycles. The timing of customer contracts, implementations and ramp-up to full utilization can have a significant impact on results and we believe our results over a longer period of time provide better visibility into our performance.

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

Results of Operations

Three and six months ended December 31, 2012 compared to three and six months ended December 31, 2011

Revenues were $1,051,000 for the quarter ended December 31, 2012 compared to $661,000 for the prior year period. These results reflect an increase in revenues from our telehealth products and services and from our hosted software services due primarily to new customers and higher transaction volumes. Revenues for the six months ended December 31, 2012 were $1,972,000 compared to $1,412,000 for the prior year period reflecting the same trends as the quarter.

Cost of revenues increased to $817,000 for the quarter ended December 31, 2012 compared to $502,000 for the same period in the prior year, due primarily to the higher telehealth revenues. Cost of revenues for the six months ended December 31, 2012 were $1,517,000 compared to $1,050,000 for the prior year period. The increase reflects the higher telehealth revenues for the period as well as higher data center maintenance expenses.

Selling general and administrative (SG&A) expenses increased to $1,626,000 for the quarter ended December 31, 2012 compared to $1,385,000 for the prior year period. The increase is due primarily to higher selling expenses, special shareholder meeting costs, legal, investor relations and stock option expenses. The prior year quarter also reflects a state payroll tax credit of approximately $115,000 which lowered expenses for the period. SG&A expenses for the six months ended December 31, 2012 were $3,362,000 compared to $3,078,000 for the prior year period reflecting the same trends as the quarter.

Product development expenses were $313,000 for the quarter ended December 31, 2012 compared to $209,000 for the prior year period. The increase for the current period is due primarily to higher personnel expenses. Product development expenses for the six months ended December 31, 2012 were $561,000 compared to $417,000 for the prior year period due to higher personnel expenses.

Depreciation and amortization expense was $204,000 for the quarter ended December 31, 2012 compared to $231,000 for the prior year period. This change is due primarily to lower expenses for fixed assets and a decrease in amortization of capitalized software offset in part by the amortization of acquired licenses. For the six months ended December 31, 2012 depreciation and amortization expense was $408,000 compared to $448,000 for the prior year period reflecting the same trends as the quarter.

Other expense was $824,000 for the quarter ended December 31, 2012 compared to other income of $2,000 for the prior year period. For the six months ended December 31, 2012 other expense was $1,372,000 compared to other income of $2,000 for the prior year period. Other expense for the periods consists primarily of non-cash amortization of the debt discount on the company’s senior secured notes payable.

Net loss for the quarter ended December 31, 2012 was $2,733,000, or $0.11 per share, compared to $1,664,000, or $0.07 per share, for the prior year period. For the six months ended December 31, 2012 net loss was $5,248,000, or $0.22 per share compared to $3,579,000, or $0.15 per share, for the prior year period. The increase in net loss for the periods reflects the higher expenses and non-cash debt discount amortization discussed above.

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

For the six months ended December 31, 2012, expenditures for data center equipment and other assets totaled approximately $79,000, expenditures for software licenses totaled approximately $8,000 and expenditures for the business acquisition discussed above totaled approximately $31,000. We have developed and intend to continue to develop new applications to grow our business and address new markets.

In August 2012 we filed with the SEC a registration statement on Form S-3 and a pre-effective amendment to such registration statement under the Securities Act in December 2012. The shelf registration statement, was declared effective by the SEC in December 2012 and replaces our prior shelf registration statement. The new shelf registration statement allows us to sell, from time to time in one or more public offerings, shares of our common stock, shares of our preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of such securities, for proceeds in the aggregate amount of up to $40 million, subject to SEC limitations. The terms of any such future offerings, if any, and the type of equity or debt securities would be established at the time of the offering. This disclosure shall not constitute an offer to sell or a solicitation of an offer to buy the securities, nor shall there be any sale of these securities in any jurisdiction in which an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Any offer of the securities will be solely by means of the prospectus included in the registration statement and one or more prospectus supplements that will be issued at the time of the offering.

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

Cash Flows

At December 31, 2012, cash, cash equivalents and marketable securities amounted to approximately $2,114,000 and total assets at that date were $12,619,000. Since June 30, 2012 cash, cash equivalents and marketable securities decreased approximately $132,000 reflecting the issuance of company securities offset by cash used principally to fund operating losses, product development activities, changes in working capital and capital expenditures during the six months ended December 31, 2012. Cash used for the period includes investments in data center and related infrastructure equipment of approximately $79,000, investments in inventory and the prepayment of certain insurance premiums and maintenance contracts. We expect to continue to use cash to fund operating losses, changes in working capital, product development activities, and capital expenditures for the foreseeable future.

Net cash used by operating activities for the six months ended December 31, 2012 was approximately $3,240,000 compared to $3,133,000 for the prior year period. Net cash used by investing activities, excluding purchases and sales of marketable securities, was $118,000 for the six months ended December 31, 2012 compared to $803,000 for the prior year period. This change reflects a decrease in asset purchases for the current period as well as a decrease in the amount paid for the business acquisition discussed above.

Net cash provided by financing activities for the six months ended December 31, 2012 was approximately $3,225,000 compared to $3,587,000 for the prior year period. The amounts reflect the net proceeds from the secured note transaction in fiscal 2013 and the registered direct offering in fiscal 2012 discussed above, less the payment of preferred stock dividends.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits, product development activities, business acquisitions, capital expenditures and telehealth activities. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings. As mentioned in the “Overview section”, we believe that the company will benefit from the federal government healthcare reforms and industry trends focused on automation and cost reduction. For the three and six months ended December 31, 2012 the company had a net loss of $2,733,000 and $5,248,000, respectively. As of December 31, 2012 cash, cash equivalents and marketable securities were $2,114,000, the company had working capital of $266,000 an accumulated deficit of $182,588,000 and total shareholders’ equity of $632,000. These conditions indicate that the company may be unable to continue as a going concern. Based on our business plan, we expect our existing resources, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, these resources may not be sufficient if we are required to repay our secured notes or redeem our outstanding shares of Series B and Series C preferred stock within the next 12 months. If we are required to repay or redeem these securities within the next 12 months, we may need to renegotiate the terms of such securities, to enable us to manage our cash resources. No assurances can be given, however, that we will be able to attain sales levels and support our costs through revenues derived from operations, generate sufficient cash flow to satisfy our other obligations or successfully modify the terms of our secured notes or preferred securities or that the company will continue as a going concern. If our available cash resources and projected revenue levels are not sufficient to sustain our operations, or otherwise meet our cash needs, we will need to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. In addition, there can be no assurance that the company will be successful in raising additional capital, or securing financing when needed or on terms satisfactory to the company. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition.

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

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 250,000 shares of our common stock at a conversion rate of $2.80. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of December 31, 2012, no shares of the Series B preferred stock have been redeemed.

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

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of December 31, 2012 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$2,091	$512	$1,536	$43	$—

On January 15, 2013, we entered into agreements with each of our chief executive officer and chief financial officer in order to continue the compensation modification program implemented in February 2010. Pursuant to these agreements, both officers agreed to a further reduction in their base salary to 70% of their original base salary commencing January 16, 2013 and continuing until the earlier of (i) such time as the company achieves “cash flow breakeven” or (ii) January 15, 2014. Pursuant to these continuation agreements, the term “cash flow breakeven” is defined to mean that the company has achieved positive cash flow from operations for two consecutive fiscal quarters determined by reference to the revenues and other amounts received by the company from its operations. The term “cash flow from operations”, however, shall not include (a) amounts received from the sale, lease or disposition of (i) fixed or capital assets, except for amounts received in the ordinary course of business; or (ii) any subsidiary company; (b) capital expenditures; (c) interest income and expense; and (d) other non-operating items as determined in accordance with generally accepted accounting principles in the United States as consistently applied during the periods involved. In consideration for these agreements, we granted these officers restricted stock units under our 2011 Omnibus Equity Incentive Plan based on (i) 15% of their base salary for the period commencing January 16, 2013 through September 30, 2013 attributable to the incremental 15% reduction in base salary through the expiration date of the prior salary reduction program; plus (ii) 30% of their base salary for the period commencing October 1, 2013 through January 15, 2014. The number of restricted stock units granted was determined by dividing the total amount of base salary that is reduced pursuant to the new modification agreements by the closing price of our common stock on the date of grant. In connection with the program we granted our chief executive officer 62,431 restricted stock units and our chief financial officer 55,975 restricted stock units. Under the prior salary reduction program with these officers in June 2012 we granted our chief executive officer 36,250 options and granted our chief financial officer 32,500 options. The options, which were granted under the company’s 2011 Omnibus Equity Incentive Plan are exercisable for a period of 10 years at an exercise price of $1.30 per share, and along with the restricted stock units, shall only vest upon either the date determined that the company achieves cash flow breakeven, as defined above, or in the event of a termination of employment either without “cause” or for “good reason”, as such terms were defined in the employment agreements we previously entered with each such officer.

Further, in connection with the continuation of the above-referenced compensation modification program, other employees of the company were granted restricted stock units under the company’s 2011 Omnibus Equity Incentive Plan in consideration for the continued salary reduction. Under this program, the company reduced the salaries of non-executive employees earning $110,000 per annum or less by 10% and reduced the salaries of its other non-executive employees in the program by 30% and in consideration for such modification, awarded these employees restricted stock units for the additional reduction in base salary for the period commencing January 16, 2013 through January 15, 2014. Accordingly, we will grant our non-executive employees a total of up to 462,515 restricted stock units. The restricted stock units granted to our non-executive employees have the same material terms and conditions as the units granted to our executive officers. Under the prior salary reduction program dated June 2012 we granted our non-executive employees a total of 267,820 options. Under this program, employees’ base salary will revert to its prior level as described above, or if otherwise specified by the board of directors to be earlier. The options and restricted stock units awarded to non-executive employees will vest on the date that the company achieves cash flow breakeven, as defined above, and the options shall have the same exercise price and expiration date as the options granted to our executives. In addition, in connection with the foregoing, we also amended the vesting for the options granted in February 2010 and 2011 and June 2012 to our employees, including executive officers, under the compensation modification program. The amendment eliminates the specific measurement period to determine whether the vesting criteria of achieving “cash flow breakeven performance” has been satisfied and, accordingly, such options shall not expire if the company does not achieve cashflow breakeven performance by September 30, 2013.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2012, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have approximately $210,000 invested in short-term investments as of December 31, 2012. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At December 31, 2012, our unrestricted cash and marketable securities totaled approximately $2,114,000, of which approximately $210,000 was invested in money market investments. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

On January 6, 2012, Express MD Solutions LLC, a subsidiary of the company, was served with a summons and complaint in a purported patent infringement lawsuit filed by Robert Bosch Healthcare Systems, Inc. (“Plaintiff”) against Express MD Solutions LLC, in the U.S. District Court for the Northern District of California, Case No. 5:12-cv-00068-JW. The complaint alleges that the Express MD Solutions’ “Electronic House Call” product infringes one or more claims of certain patents allegedly owned by the Plaintiff. Plaintiff is seeking injunctive relief, damages, punitive damages, interest, and other costs and expenses. Express MD Solutions filed an answer to the complaint on January 27, 2012 and asserted counterclaims seeking declarations that the patents are invalid and not infringed. On May 11, 2012, Plaintiff filed an amended complaint, dropping two patents previously asserted and adding one new patent. Express MD Solutions filed a motion to dismiss on June 15, 2012, which the Court granted with leave for Plaintiff to amend the complaint. Plaintiff filed a second amended complaint on July 24, 2012. Express MD filed an answer on August 7, 2012 and asserted counterclaims seeking invalidity of the patents and a declaration of non-infringement. On September 6, 2012 the case was reassigned to a new judge. An initial case management conference was held before the court on January 11, 2013. On January 21, 2013, Express MD Solutions filed a request for reexamination of one of the four patents asserted by Plaintiff. Additionally, two of the remaining three patents asserted by Plaintiff were placed into reexamination at the end of 2012 based on requests filed by a third party. The fourth patent asserted by Plaintiff expired on November 17, 2012. On January 22, 2013, Express MD Solutions filed a motion to stay the case pending the conclusion of the reexamination of Plaintiff’s three unexpired asserted patents. On January 22, 2013, Plaintiff filed a motion with the court for leave to file a third amended complaint and first amended infringement contentions. Express MD Solutions filed a response in opposition to Plaintiff’s motion on February 5, 2013 and on such date Plaintiff filed an opposition to Express MD Solutions’ motion to stay the case. Express MD Solutions is preparing a reply in further support of its motion to stay. We believe that we have strong defenses to Plaintiff’s allegations and we intend to vigorously defend the litigation. In addition, we intend to exercise our rights of set-off and indemnification as against EncounterCare Solutions, Inc. and the co-licensor to us of the patents in issue. Based on the facts of which we are currently aware, management believes that this matter will not have a material adverse effect on our financial position, results of operations, or cash flows. However, this matter is subject to inherent uncertainties and management’s assessment may change in the future.

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

We incurred net losses of approximately $8,352,000, $12,555,000, including a loss of approximately $5,769,000 related to discontinued operations for our former German subsidiary, and $9,005,000 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. We also had a net loss of $5,248,000 for the six months ended December 31, 2012 and had an accumulated deficit of approximately $182,588,000 at December 31, 2012. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we may not be profitable in any future period.

Our capital requirements have been significant and we may need to raise additional capital to finance our operations.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements and registered offerings of our securities and on short-term and long-term loans to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software, services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $6,513,000, $6,465,000 and $8,109,000 in cash for continuing operating activities for the fiscal years ended June 30, 2012, 2011 and 2010, respectively, and $3,240,000 for the six months ended December 31, 2012. Our available cash, cash equivalents and marketable securities as of December 31, 2012 totaled approximately $2,114,000. We expect our existing resources, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, these resources may not be sufficient if we are required to repay our secured notes or redeem our outstanding shares of Series B and Series C preferred stock within the next 12 months. If we are required to repay or redeem these securities within the next 12 months, we may need to renegotiate the terms of such securities, if necessary, to enable us to manage our cash resources. No assurances can be given, however, that we will be able to attain sales levels and support our costs through revenues derived from operations, generate sufficient cash flow to satisfy our other obligations or successfully modify the terms of these securities, or that the company will be able to continue as a going concern. If our available cash resources and projected revenue levels are not sufficient to sustain our operations, or otherwise meet our cash needs, we will need to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. There can be no assurance, however, that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially, which could have a material adverse effect on our business, financial condition and results of operations. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

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

For the past few years, the credit markets and the financial services industry have continued to experience significant fragility and uncertainty as the United States economy seeks to recover from the turmoil and upheaval caused by the recent economic crisis, which was characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. The ongoing post-recessionary weaknesses that impact the economy may continue to have a material adverse effect on our liquidity and financial condition if our ability to obtain financing for operations or obtain credit from trade creditors were to be impaired. In addition, the recent economic crisis could also adversely impact our customers’ ability to finance the purchase of our products and solutions, which may negatively impact our business and results of operations.

The proposed spending cuts imposed by the Budget Control Act of 2011 could impact our operating results and profit.

On August 2, 2011, the Budget Control Act of 2011 (the “Budget Control Act”) was enacted into law. The Budget Control Act imposes annual spending limits on many federal agencies and programs aimed at reducing budget deficits. In addition to setting budget authority for fiscal years 2012-2021, the Budget Control Act also triggered an automatic sequestration process that was originally scheduled to take effect on January 3, 2013. However, the effective date for the sequestration process was deferred for sixty days pursuant to the American Taxpayer Relief Act of 2012. The sequestration process, if implemented, will result in automatic, across-the-board cuts to mandatory and discretionary federal spending in March 2013. Presently, federal agency budgets are uncertain for the future, which situation will be likely to remain until an agreed upon solution, if any, is enacted. We cannot predict what impact, if any, the Budget Control Act will have on our business or results of operations. However, these or other factors could result in a significant decline in, or redirection of, current and future federal expenditures and could adversely affect our operating performance, including the possible loss of revenue and reduction in our operating cash flow, particularly, but not exclusively, with respect to our telehealth products.

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

We evaluate our long-lived assets, including property and equipment, licenses, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. In April 2011 we completed the sale of our German subsidiary and recorded a non-cash loss of approximately $5,405,000 related to the goodwill recorded in connection with the acquisition of this subsidiary in 2002. The company initially recorded the estimated loss related to its German subsidiary as a non-cash goodwill impairment charge of $5,400,000 during the quarter ended December 31, 2010 based primarily on lowered expectations for growth in future revenues and cash flows, certain unsolicited market information regarding the business and uncertainty regarding the recovery in the market for comparable assets. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

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

Presently, we have one issued U.S. patent. We also have been granted a license to one issued U.S. patent and one pending patent application by Authentidate International AG, and to two U.S. patents by our former joint venture partner and their affiliate. Some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate”, “Inscrybe”, “InscrybeMD”, “AuthentiProof” and “Inscrybe Office” in the U.S., the trademark “Authentidate” in Canada, Mexico and the European Community, “Inscrybe” in the European Community and Canada, “Inscrybe Office,” and a number of other trademarks as Madrid Protocol international registrations. We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services. Other companies operating within our business segments may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how, much of which is maintained as trade secrets and there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce our rights under any patent.

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

Transactions for some of our hosted software and web-based service offerings may require customers to undertake customized installations to integrate the solutions into their legacy systems and require them to modify existing business practices. The period from our initial contact with a potential customer until the execution of an agreement is difficult to predict and can be in excess of six to twelve months. The sales cycles for these transactions can be long and unpredictable due to a number of uncertainties such as:

•	customers’ budgetary constraints;

•	the need to educate potential customers about our software and service offerings;

•	the timing of customers’ budget cycles;

•	delays caused by customers’ internal review processes;

•	customers’ willingness to invest resources and modify their network infrastructures to make use of our offerings; and

•	for sales to government customers, governmental regulatory approval and purchasing requirements.

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

In addition, U.S. government contracts typically contain unilateral termination provisions for the government and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. These risks include the ability of the U.S. government unilaterally to:

•	suspend or prevent us for a set period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations;

•	terminate our contracts, including if funds are unavailable to the applicable governmental agency;

•	delay the issuance of the additional security clearances for our employees which may be necessary for the company to perform under the agreement; or revoke such clearances;

•	reduce the scope and value of our contracts and/or revise the timing for work to be performed;

•	audit and object to our contract-related costs and fees, including allocated indirect costs;

•	control and potentially prohibit the export of our products;

•	claim rights to products, including intellectual property, developed under the contract; and

•	change certain terms and conditions in our contracts.

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

Our telehealth product is a medical device that is subject to extensive regulation in the United States. Unless an exemption applies, each medical device that we wish to market in the United States must receive either 510(k) clearance or premarket approval from the U.S. Food and Drug Administration, or the FDA, before the product can be sold. Either process can be lengthy and expensive. The FDA’s 510(k) clearance procedure, also known as “premarket notification,” is the process we have used for our current telehealth product. The regulatory clearance for our telehealth product provides for its use for its intended purposes. In addition, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record-

keeping for approved products are subject to extensive regulation. If the FDA determines that our promotional materials or activities constitute promotion of an unapproved use or we otherwise fail to comply with other FDA regulations, we may be subject to regulatory enforcement actions, including a warning letter, injunction, seizure, civil fine, suspensions, loss of regulatory clearance, product recalls or product seizures. In the more egregious cases, criminal sanctions, civil penalties, or disgorgement of profits are possible. The subsequent discovery of previously unknown problems may also result in restrictions on the marketing of our products, and could include voluntary or mandatory recall or withdrawal of products from the market. Further, we cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action. If we are not able to maintain regulatory compliance, we will not be permitted to market our products and our business would suffer.

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

In connection with our manufacturing and sales plans for the Electronic HouseCall Solutions telehealth products, we have purchased certain components and contract manufacturing services for the production of the monitoring appliance. Our ability to recover our investment in building inventories of our current telehealth products is subject to risks. If we are unable to generate sufficient demand for this product, we may not be able to recover our costs in acquiring these assets. As of December 31, 2012, total inventory was valued at approximately $4.5 million and we had prepaid inventory investments of approximately $0.5 million that are included in other current assets.

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

The price of our common stock has been, and is likely to continue to be, volatile. After giving effect to our reverse stock split, our stock price during the fiscal year ended June 30, 2012 traded as low as $1.10 per share and as high as $2.58 per share, and during the six months ended December 31, 2012, our common stock traded within a range of $0.55 to $1.64. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

The average daily trading volume in our common stock for the six months ended December 31, 2012 was approximately 23,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

We filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission in August 2012, which was declared effective by the Commission in December 2012. Under this registration statement, we may sell, from time to time in one or more public offerings, shares of our common stock, shares of our preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of such securities for proceeds in the aggregate amount up to $40 million, subject to SEC limitations. This disclosure shall not constitute an offer to sell or a solicitation of an offer to buy the securities, nor shall there by any sale of these securities in any jurisdiction in which an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Any offer of the securities will be solely by means of the prospectus included in the registration statement and one or more prospectus supplements that will be issued at the time of the offering.

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

If we are required to redeem the shares of our Series C Preferred Stock, our financial condition would be adversely affected.

In connection with our October 2010 private placement, we filed with the Secretary of State of Delaware a Certificate of Designations, Preferences and Rights and Number of Shares of Series C 15% convertible redeemable preferred stock, or the Series C Designation. As amended on April 10, 2012, the Series C Designation provides for the mandatory redemption of all outstanding shares of Series C preferred stock upon their stated maturity date on April 12, 2013, which is the 30 month anniversary of the original issue date, unless prior to such date, our shareholders approve the conversion of the shares of Series C preferred stock into shares of our common stock. If we are required to redeem the shares of Series C preferred stock, we may be required to pay to the holders of the shares of Series C preferred stock a total redemption price equal to 102.5% of the stated value of the Series C shares, plus dividends, which would amount to $2,900,000. Following our special meeting of shareholders held on October 18, 2012, our shareholders have declined to approve the conversion of the Series C preferred stock on six occasions. Consistent with our obligations under the purchase agreement entered into with the purchasers of the Series C preferred stock, we will call additional meetings of our shareholders at which shareholders will again be requested to approve the conversion of the shares of Series C preferred stock. In addition, if at the maturity date of the Series C preferred stock, any shares of our Series B preferred stock remain outstanding, we will be required to redeem all such outstanding shares of Series B preferred stock immediately prior to the redemption of the Series C preferred stock. There are currently 28,000 shares of Series B preferred stock outstanding and the total redemption payment for the Series B preferred stock is equal to $700,000 plus any accrued, but unpaid dividends thereon as of such redemption date. Accordingly, the redemption of these securities would have an adverse effect on our cash position.

The number of shares of our common stock outstanding has increased substantially as a result of our recent financings, and the exercise or conversion of the warrants and shares of preferred stock issued in these transactions could result in further dilution to holders of our common stock.

Upon the closing of our October 2010 private placement, we issued to a group of institutional and other accredited investors a total of 3,750,000 shares of our common stock, plus 1,250,000 shares of Series C preferred stock, which, as amended, are convertible into an maximum of 3,562,500 shares of common stock at the initial conversion price of $0.80 (including all shares issuable in lieu of cash dividends for the 30 month term) and common stock warrants to purchase a total of 3,125,000 additional shares of common stock. In addition, in connection with the registered direct offering of common stock and warrants we announced on October 7, 2011, we sold an additional 2,937,497 shares of common stock and warrants to purchase 1,468,752 shares of common stock. The issuance of these securities resulted in substantial dilution to stockholders who held our common stock prior to such transactions. For example, the shares issued in our 2011 financing represented approximately 11.3% of our outstanding common stock after the offering, without giving effect to the exercise of the warrants. Further, the conversion of the shares of Series C preferred stock and exercise of warrants issued in the 2010 private placement may result in further dilution to the holders of our common stock. As of December 31, 2012, the number of shares issued to the purchasers in this private placement and warrants exercised to date represents approximately 13.9% of our outstanding common stock, without giving effect to the conversion of the shares of Series C preferred stock or the exercise of the outstanding common stock warrants. In addition, in connection with the amendments to the Series C preferred stock to extend the maturity date to April 12, 2013 and increase the dividend rate to 20% for the extension period, the company issued the holders of the Series C preferred stock warrants to purchase 825,000 shares of common stock and in connection with the senior secured promissory note transactions in March and September 2012, the company issued the note holders warrants to purchase an aggregate of 7,778,201 shares of common stock. The conversion of the shares of Series C preferred stock is subject to the approval of our stockholders in accordance with applicable Nasdaq requirements and under the purchase agreement with the investors, we are obligated to seek stockholder approval for the conversion of the shares of Series C preferred stock. As mentioned above, our stockholders have not approved such conversion. These stockholders, if acting together, may have significant influence over the outcome of any stockholder vote, other than any proposal to approve the conversion of such shares, including the election of directors and other significant business matters that require stockholder approval. Such other significant business matters could include, for example, the approval of mergers or other business combination transactions. The sale of these shares of common stock and any conversion of the shares of preferred stock and exercise of warrants (subject to stockholder approval, as discussed above) may adversely affect the market price of our common stock and our stock price may decline substantially.

The exercise of our outstanding options and warrants, or conversion of our outstanding shares of convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of December 31, 2012, the following options and warrants were outstanding:

•

Stock options to purchase 2,727,000 shares of common stock at exercise prices ranging from $0.78 to $13.22 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $3.80 per share. These stock options are employee and non-executive director options.

•	Warrants to purchase 13,632,000 shares of common stock with a weighted average exercise price of $1.46 per share.

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

Except as previously reported and as described elsewhere in this Quarterly Report on Form 10-Q, we did not sell unregistered securities during the quarter ended December 31, 2012.

During the quarter ended December 31, 2012, we issued an aggregate of 20,947 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2011 Omnibus Equity Incentive Plan, as amended. Such shares were issued for service on our board during the quarter ended September 30, 2012. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

In January 2013, we issued an aggregate of 27,326 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2011 Omnibus Equity Incentive Plan. Such shares were issued for service on our board during the quarter ended December 31, 2012. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the six months ended December 31, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference. A management contract or compensation plan or arrangement is indicated with (*).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith

4.1	Warrant issued as of December 1, 2012				X

10.1	Compensation Modification Agreement with O’Connell Benjamin	8-K	1/17/13	10.1

10.2	Compensation Modification with William A. Marshall Agreement	8-K	1/17/13	10.2

10.3	Amendment to Employment Agreement with O’Connell Benjamin	8-K	1/17/13	10.3

10.4	Amendment to Employment Agreement with William A. Marshall	8-K	1/17/13	10.4

10.5	Form of Restricted Stock Unit Agreement	8-K	1/17/13	10.5

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1	The following financial information from the Authentidate Holding Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements.**				X

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

February 14, 2013	/s/ O’Connell Benjamin
Date	O’Connell Benjamin
Chief Executive Officer

/s/ William A. Marshall
William A. Marshall
Chief Financial Officer & Treasurer