Form 10-Q
period 2013-03-31
AUTHENTIDATE HOLDING CORP
filed 2013-05-15
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 10, 2013
Common Stock, $0.001 par value per share	30,655,285 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)	March 31, 2013 (Unaudited)	June 30, 2012

Assets
Current Assets
Cash and cash equivalents	$554	$2,036
Restricted cash	256	256
Marketable securities	210	210
Accounts receivable, net	997	645
Inventory	4,469	4,016
Prepaid expenses and other current assets	861	1,286

Total current assets	7,347	8,449
Property and equipment, net	808	917
Other assets
Software development costs, net	43	171
Licenses, net	2,030	2,196
Other assets	1,072	1,128

Total assets	$11,300	$12,861

Liabilities, Redeemable Preferred Stock and Shareholders’ (Deficit) Equity
Current liabilities
Accounts payable, accrued expenses and other liabilities	$3,960	$3,547
Deferred revenue	89	100

Total current liabilities	4,049	3,647
Senior secured notes, net of unamortized discount	5,449	2,866
Long-term deferred revenue	263	281

Total liabilities	9,761	6,794

Commitments and contingencies (Note 11)
Redeemable preferred stock	3,554	3,254
Shareholders’ (deficit) equity
Common stock, $.001 par value; 100,000 shares authorized, 27,075 and 26,999 issued and outstanding on March 31, 2013 and June 30, 2012, respectively	27	27
Additional paid-in capital	183,333	179,890
Accumulated deficit	(185,375)	(177,104)

Total shareholders’ (deficit) equity	(2,015)	2,813

Total liabilities, redeemable preferred stock and shareholders’ (deficit) equity	$11,300	$12,861

Pro-forma - Total shareholders’ equity (Note 18)	$1,521	$2,813

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share data)	2013	2012	2013	2012

Revenues
Hosted software services	$675	$635	$2,050	$1,921
Telehealth products and services	735	129	1,332	255

Total revenues	1,410	764	3,382	2,176
Operating expenses
Cost of revenues	1,004	638	2,521	1,688
Selling, general and administrative	1,778	1,527	5,140	4,605
Product development	273	227	834	644
Depreciation and amortization	213	292	621	740

Total operating expenses	3,268	2,684	9,116	7,677

Operating loss	(1,858)	(1,920)	(5,734)	(5,501)
Other (expense) income, net	(812)	(98)	(2,184)	(96)

Net loss	$(2,670)	$(2,018)	$(7,918)	$(5,597)

Basic and diluted loss per common share	$(0.11)	$(0.08)	$(0.33)	$(0.23)

Comprehensive operations
Net loss	$(2,670)	$(2,018)	$(7,918)	$(5,597)

Comprehensive loss	$(2,670)	$(2,018)	$(7,918)	$(5,597)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
(in thousands)	2013	2012

Cash flows from operating activities
Net Loss	$(7,918)	$(5,597)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of debt discount and deferred financing costs	2,195	98
Depreciation and amortization	621	740
Share-based compensation	238	216
Warrants issued for services	60	5
Restricted shares and stock options issued for services	136	85
Changes in assets and liabilities, net of effects from business acquisition
Accounts receivable	(352)	5
Inventory	(453)	165
Prepaid expenses and other current assets	567	(941)
Accounts payable, accrued expenses and other liabilities	438	(65)
Deferred revenue	(29)	(6)

Net cash used in operating activities	(4,497)	(5,295)

Cash flows from investing activities
Purchases of property and equipment and other assets	(134)	(369)
Other intangible assets acquired	(27)	(45)
Payment for business acquisition	(31)	(525)
Sales of marketable securities	—	770

Net cash used by investing activities	(192)	(169)

Cash flows from financing activities
Net proceeds from issuance of common stock and warrants	—	3,620
Net proceeds from issuance of senior secured notes and warrants	3,260	4,000
Proceeds from exercise of options and warrants	—	3
Dividends paid	(53)	(53)

Net cash provided by financing activities	3,207	7,570

Net (decrease) increase in cash and cash equivalents	(1,482)	2,106
Cash and cash equivalents, beginning of period	2,036	1,444

Cash and cash equivalents, end of period	$554	$3,550

The accompanying notes are an integral part of the condensed consolidated financial statements. See note 8 for supplemental cash flow information regarding debt discount.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries (collectively, the “company”). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the company’s Form 10-K for the fiscal year ended June 30, 2012 and the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The unaudited condensed consolidated financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For a number of years the company has experienced net losses and negative cash flow from operating activities as we focused on developing new products and services, refining our business strategies, expanding our addressable markets and repositioning the company for future growth. During this period our primary sources of funds have been the issuance of equity and the incurrence of third party debt. For the three and nine months ended March 31, 2013, the company incurred a net loss of $2,670,000 and $7,918,000, respectively. As of March 31, 2013, cash, cash equivalents and marketable securities were $764,000, the company had working capital of $3,298,000, an accumulated deficit of $185,375,000 and pro-forma total shareholders’ equity of $1,521,000, after adjusting for the conversion of the Series C preferred stock and the reclassification of the Series B preferred stock discussed in Note 18 of Notes to Condensed Consolidated Financial Statements. These conditions indicate that the company may be unable to continue as a going concern. Based on our business plan, we expect our existing resources, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next 12 months; however, these resources may not be sufficient if we are required to repay our secured notes within the next 12 months. If we are required to repay these notes within the next 12 months, we may need to renegotiate the terms of the notes. As described in greater detail below, the company is negotiating the final terms and conditions of a transaction pursuant to which it would exchange up to $7,350,000 of its outstanding senior notes for units of equity securities to be comprised of a series of convertible preferred stock and additional common stock purchase warrants. The proposed transaction is subject to the preparation and execution of definitive agreements among the holders of the notes and the company and no assurances can be given that the company will be able to successfully modify the terms of the notes or complete the proposed transaction. If necessary, management of the company believes that it can reduce operating expenses and/or raise additional equity or debt financing to satisfy its working capital requirements. However, no assurances can be given that we will be able to support our costs through revenues derived from operations or generate sufficient cash flow to satisfy our other obligations. In addition, there can be no assurance that the company will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

2.	Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net loss	$(2,670)	$(2,018)	$(7,918)	$(5,597)
Preferred stock dividends	(117)	(91)	(353)	(279)
Deemed preferred stock dividends	(254)	—	(761)	—

Net loss applicable to common shareholders	$(3,041)	$(2,109)	$(9,032)	$(5,876)

Weighted average shares	27,072	26,892	27,045	25,276

Basic and diluted loss per common share	$(0.11)	$(0.08)	$(0.33)	$(0.23)

The deemed preferred stock dividends included in the loss per share calculation represent the accretion of the fair value of the warrants issued in connection with the extension of the redemption date of the Series C 15% convertible redeemable preferred stock over the period from issuance through the redemption date. As discussed more fully in Note 9 of Notes to Condensed Consolidated Financial Statements, the fair value of the warrants was determined using the Black-Scholes option pricing model. All potential common shares were excluded from the calculation of net loss per share for the periods presented because their impact is antidilutive. At March 31, 2013, employee and non-executive director options (2,728,000), restricted stock units (581,000), warrants (13,632,000), Series C preferred stock (2,500,000) and Series B preferred stock (250,000) were outstanding. At March 31, 2012, employee and non-executive director options (2,392,000), warrants (7,901,000), Series C preferred stock (2,500,000) and Series B preferred stock (250,000) were outstanding.

3.	Share-Based Compensation

Share-based compensation by category is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
SG&A	$52	$62	$193	$176
Product development	10	5	30	26
Cost of revenues	5	10	15	14

Share-based compensation expense	$67	$77	$238	$216

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

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Option Life (Months)
Fiscal year 2013	0.6%	0%	107%	48
Fiscal year 2012	1.5%	0%	114%	48

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

Stock option activity under the company’s stock option plans for employees and non-executive directors for the period ended March 31, 2013 is as follows (in thousands, except per share and average life data):

Employees Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2012	2,290	$4.06
Granted	227	1.42
Expired/forfeited	(163)	2.10

Outstanding, March 31, 2013	2,354	$3.94	6.53	$35

Exercisable at March 31, 2013	1,083	$6.27	4.53	$15

Expected to vest at March 31, 2013	1,014	$1.87	8.24	$16

Non-Executive Director Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2012	243	$3.86
Granted	146	1.07
Expired	(15)	5.77

Outstanding, March 31, 2013	374	$2.69	6.27	$2

Non-executive director options are granted at market price and vest on the grant date.

As of March 31, 2013, there were approximately 581,000 restricted stock units outstanding that were granted to employees on January 15, 2013 in connection with the company’s compensation modification program. These restricted stock units vest when the company achieves cash flow breakeven, as defined.

As of March 31, 2013, there was approximately $1,614,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements. Approximately $358,000 of this expense is expected to be recognized over a weighted-average period of 30 months. The remaining expense will be recognized if certain vesting conditions are met.

The total intrinsic value of options exercised was $0 and $1,400 for the nine month periods ended March 31, 2013 and 2012, respectively. The weighted average grant date fair value of options granted during the nine month periods ended March 31, 2013 and 2012 was approximately $0.92 and $.60, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of options vested was $231,000 and $86,000 for the nine month periods ended March 31, 2013 and 2012, respectively.

In December 2012, the board of directors agreed that all non-employee directors would receive all of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of our common stock or stock options issued at fair value in accordance with the terms of the 2011 Plan for periods ending after December 2012. For prior periods non-employee directors had the option to receive up to 100% of their cash compensation in restricted shares of our common stock. During the nine months ended March 31, 2013, the company issued 75,532 shares of restricted common stock and 65,973 stock options (valued at approximately $136,000) to certain non-executive directors in connection with this program. In April 2013 the company issued 29,125 shares of restricted common stock (valued at approximately $29,000) to certain directors under this program for the quarter ended March 31, 2013.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Marketable Securities

At March 31, 2013, our marketable securities consisted primarily of money market investments. We classify our investments as “available for sale” and they have been recorded at cost which approximates fair market value due to their variable interest rates. As a result, we have had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from such investments through March 31, 2013. All income generated from these investments is recorded as interest income.

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

The company believes that this transaction will provide it with greater flexibility to meet emerging market needs in the telehealth space and enable it to continue to offer innovative and leading-edge products and solutions to its customers. The transaction was accounted for under the purchase method of accounting and, as discussed above, ExpressMD Solutions will continue to be consolidated in the company’s financial statements. As noted above, the company paid $1,000,000 in cash, forgave a receivable for approximately $58,000 and issued company stock valued at $1,215,000, based on the closing market price for the shares at closing, for a total purchase price of approximately $2,273,000. The company also incurred acquisition related costs of approximately $42,000 which were expensed as selling, general and administrative expenses and approximately $15,000 to cover the registration of the common stock issued in connection with the transaction. The company allocated the entire purchase price to the licensed intangible assets referred to above since the joint venture had no assets or liabilities on the closing date. We estimated the fair value of the license using level 3 inputs for future operating results and present value techniques applied to estimated royalty amounts which is a common method used to value licensed intangible assets. There was no bargain purchase gain or goodwill related to the transaction. As discussed above, ExpressMD Solutions was consolidated in our financial statements for all periods presented and, accordingly, no historical or pro-forma financial information is presented.

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

In connection with our manufacturing and sales plans for our telehealth service, the company has purchased certain components and contract manufacturing services for the production of the monitoring appliances. These inventory amounts are stated at the lower of cost or market and consist of the following (in thousands):

	March 31,	June 30,
	2013	2012
Purchased components	$3,111	$3,694
Finished goods	1,358	322

Total inventory	$4,469	$4,016

7.	Other Intangible Assets

The following table sets forth licenses, net and other intangible assets that are included in other assets as follows (in thousands):

	March 31, 2013			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years

Patents	$342	$230	$112	$342	$216	$126	17
Trademarks	196	84	112	186	76	110	20
Acquired technologies	72	72	—	72	72	—	2
Licenses	3,606	1,576	2,030	3,587	1,391	2,196	3-10

Total	$4,216	$1,962	$2,254	$4,187	$1,755	$2,432

As of March 31, 2013 and June 30, 2012 goodwill amounted to approximately $50,000 and is included in other assets.

The company amortizes licenses and other intangible assets under the straight line method. Amortization expense was approximately $69,000 and $206,000 for the three months and nine months ended March 31, 2013 and $76,000 and $118,000 for the prior year periods, respectively. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

2013	$74
2014	275
2015	272
2016	266
2017	264
Thereafter	1,103

$2,254

8.	Senior Secured Notes

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

On September 24, 2012, we entered into a securities purchase agreement with certain accredited investors pursuant to which we sold an aggregate principal amount of $3,300,000 of senior secured promissory notes and common stock purchase warrants to purchase a total of 2,558,139 shares of common stock for gross proceeds of $3,300,000. The notes are senior secured promissory notes, are not convertible into equity securities of the company and are due and payable on the first to occur of October 31, 2013 or the consummation of a subsequent financing, as defined. No interest shall accrue on the secured notes and they contain covenants and events of default customary for similar transactions. The secured notes are collateralized by a first priority lien on all of the company’s assets in accordance with, and subject to, a security agreement. The warrants are exercisable for a period of 54 months commencing on the six month anniversary of the date on which they are issued and have an initial exercise price of $1.34 per share. The closing of the financing occurred on September 28, 2012 and the net proceeds to us from the transaction were approximately $3,260,000. The following investors that participated in the financing are related parties of the company. An entity affiliated with J. David Luce, a member of our board of directors, and his spouse agreed to purchase an aggregate principal amount of $1,150,000 of notes and 891,473 warrants and our chief executive officer and a member of our board of directors, O’Connell Benjamin, and our chief financial officer, William Marshall, each agreed to purchase an aggregate principal amount of $50,000 of notes and 38,760 warrants. Further, Lazarus Investment Partners LLLP, which was the beneficial owner of approximately 23.8% of our outstanding shares of common stock immediately prior to the offering, agreed to purchase an aggregate principal amount of $1,000,000 of notes and 775,194 warrants. The manager of the general partner of Lazarus Investment Partners, LLLP, is the brother of Dr. Todd A. Borus, a member of our board of directors. The participation by these investors was on the same terms as the other investors in the offering.

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

The company allocated the proceeds from the secured note transactions to the secured notes and the warrants based on the relative fair values of such instruments using the present value of the secured notes at a market rate of interest and the value of the warrants based on the Black-Scholes option pricing model and the applicable assumptions set forth in Note 3 of Notes to Condensed Consolidated Financial Statements. This allocation resulted in an effective interest rate for the secured notes from March 2012 through September 2012 of approximately 54% per annum. Following the extension of the secured notes issued in March 2012 the effective interest rate for the remaining term of such notes was approximately 47% per annum. The effective interest rate for the secured notes issued in September 2012 was approximately 41% per annum. However, since the subjective nature of the inputs for the option pricing models can materially affect fair value estimates, in management’s opinion, such models may not provide a reliable single measure of the fair value of the warrants and the resulting effective interest rates. In connection with the secured note transactions the company recorded senior secured promissory notes of $7,350,000, debt discount of $4,726,000 and additional paid-in-capital of $4,676,000 related to the fair value of the warrants. The non-cash amortization of the debt discount of $815,000 and $2,179,000 for 2013 and $98,000 for the prior year periods is included in the other (expense) income for the three and nine months ended March 31, 2013 and 2012, respectively.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the secured notes and unamortized debt discount (in thousands):

	March 31,	June 30,
	2013	2012

Senior secured notes	$7,350	$4,050
Unamortized debt discount	(1,901)	(1,184)

Senior secured notes, net	$5,449	$2,866

9.	Preferred Stock and Redeemable Preferred Stock

In connection with a private placement transaction completed in October 2010 the company issued a total of 1,250,000 shares of Series C 15% convertible redeemable preferred stock. On April 9, 2012 the stockholders of the company approved amendments to the Series C preferred stock whereby the maturity date was extended by 12 months through April 12, 2013 and the dividend rate was increased to 20% per annum for the extension period. Following these amendments, each share of preferred stock had a stated value of $1.60 per share, and, subject to the rights of the company’s senior securities, had the following rights: (i) to receive dividends which accrue at the rate of 20% per annum (15% prior to April 13, 2012) payable in shares of common stock upon conversion or in cash upon redemption; (ii) effective upon shareholder approval, will convert into shares of common stock determined by dividing the stated value, plus accrued and unpaid dividends, by the conversion price, which is initially $0.80; (iii) to receive a liquidation preference equal to the sum of the stated value of each share of preferred stock, plus dividends; and (iv) unless converted, to be redeemed by the company 30 months from the date of issuance at a redemption price equal to the 102.5% of the stated value of the preferred stock, plus any accrued but unpaid dividends. Conversion of the shares of preferred stock was subject to the approval of the company’s stockholders in accordance with the Listing Rules of the Nasdaq Stock Market. At March 31, 2013, the company had accrued dividends in the amount of approximately $837,000 related to the shares of Series C preferred stock. The stated value of the Series C preferred stock and the related accrued dividends are presented as temporary equity under the caption redeemable preferred stock in the Condensed Consolidated Balance Sheet in accordance with the rules of the Securities and Exchange Commission. On April 5, 2013, the company’s shareholders approved the conversion of the Series C preferred stock and accrued dividends which automatically converted into 3,551,541 shares of common stock. See Note 18 of Notes to Condensed Consolidated Financial Statements.

In connection with the amendments to the Series C preferred stock discussed above, the company issued warrants to purchase 825,000 shares of common stock to the holders of the Series C preferred stock in April 2012. These warrants are exercisable commencing six months following their issuance for the period of 54 months at an exercise price of $1.60 per share, which is equal to 101% of the closing bid price of the company’s common stock, as reported on the Nasdaq Stock Market, on the trading day immediately before the stockholders’ meeting on April 9, 2012. The warrants are exercisable for cash or by net exercise and the number of shares of common stock issuable upon exercise of these warrants, is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The value of these warrants using the Black-Scholes option pricing model and the applicable assumptions set forth in Note 3 of Notes to Condensed Consolidated Financial Statements was approximately $1,031,000.

As of March 31, 2013, there are 28,000 shares of Series B preferred stock outstanding. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note. The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 250,000 shares of our common stock at a conversion rate of $2.80 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. Prior to the conversion of the Series C preferred stock discussed above, the company would have been required to first redeem the Series B preferred stock. Accordingly, the redemption value of the preferred shares and the related accrued dividends are presented as temporary equity under the caption redeemable preferred stock in the Condensed Consolidated Balance Sheet in accordance with the rules of the Securities and Exchange Commission. At March 31, 2013, the company has accrued dividends in the amount of $17,500 which remain unpaid. See Note 18 of Notes to Condensed Consolidated Financial Statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

10.	Shareholder’s Equity

The changes in shareholders’ equity for the nine months ended March 31, 2013 are summarized as follows (in thousands):

	Common	Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, June 30, 2012	$27	$179,890	$(177,104)	$2,813
Preferred stock dividends			(353)	(353)
Share-based compensation expense		238		238
Restricted shares and stock options issued for services		136		136
Warrants issued with secured debt		2,895		2,895
Warrants issued for services		180		180
Cost for shares issued for business acquisition		(6)		(6)
Net loss			(7,918)	(7,918)

Balance, March 31, 2013	$27	$183,333	$(185,375)	$(2,015)

During the nine months ended March 31, 2013 there were no stock options and no common stock warrants exercised.

11.	Commitments and Contingencies

On January 6, 2012, ExpressMD Solutions LLC, a subsidiary of the company, was served with a summons and complaint in a purported patent infringement lawsuit filed by Robert Bosch Healthcare Systems, Inc. (“Plaintiff”) against ExpressMD Solutions LLC, in the U.S. District Court for the Northern District of California, Case No. 5:12-cv-00068-JW. The complaint alleges that the ExpressMD Solutions’ “Electronic House Call” product infringes one or more claims of certain patents allegedly owned by the Plaintiff. Plaintiff is seeking injunctive relief, damages, punitive damages, interest, and other costs and expenses. ExpressMD Solutions filed an answer to the complaint on January 27, 2012 and asserted counterclaims seeking declarations that the patents are invalid and not infringed. On May 11, 2012, Plaintiff filed an amended complaint, dropping two patents previously asserted and adding one new patent. Express MD Solutions filed a motion to dismiss on June 15, 2012, which the Court granted with leave for Plaintiff to amend the complaint. Plaintiff filed a second amended complaint on July 24, 2012. Express MD filed an answer on August 7, 2012 and asserted counterclaims seeking invalidity of the patents and a declaration of non-infringement. On September 6, 2012 the case was reassigned to a new judge. An initial case management conference was held before the court on January 11, 2013. On January 21, 2013, Express MD Solutions filed a request for reexamination of one of the four patents asserted by Plaintiff. On February 27, 2013, the U.S. Patent and Trademark Office issued an order granting the request for reexamination. Additionally, two of the remaining three patents asserted by Plaintiff were placed into reexamination at the end of 2012 based on requests filed by a third party. The fourth patent asserted by Plaintiff expired on November 17, 2012. On January 22, 2013, Express MD Solutions filed a motion to stay the case pending the conclusion of the reexamination of Plaintiff’s three unexpired asserted patents. On January 22, 2013, Plaintiff filed a motion with the court for leave to file a third amended complaint and first amended infringement contentions. Express MD Solutions filed a response in opposition to Plaintiff’s motion on February 5, 2013 and on such date Plaintiff filed an opposition to Express MD Solutions’ motion to stay the case. On February 12, 2013, Express MD Solutions filed a reply in further support of its motion for a stay and Plaintiff filed a reply in further support of its motion to amend. On February 27, 2013, the Court granted Express MD Solutions’ motion and issued an order staying the case until final decision on all of the reexaminations, including through appeals. We believe that we have strong defenses to Plaintiff’s allegations and we intend to continue to vigorously defend the litigation. In addition, we intend to exercise our rights of set-off and indemnification as against EncounterCare Solutions, Inc. and the co-licensor to us of the patents in issue. Based on the facts of which we are currently aware, management believes that this matter will not have a material adverse effect on our financial position, results of operations, or cash flows. However, this matter is subject to inherent uncertainties and management’s assessment may change in the future.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2013, we are not aware of any obligations under such indemnification agreements that would require material payments.

12.	Income Taxes

The company continues to fully recognize its tax benefits which are offset by a valuation allowance due to the uncertainty that the deferred tax assets will be realized. We will continue to evaluate the realizability of our net deferred tax assets and may record additional benefits in future earnings if we determine the realization of these assets is more likely than not.

13.	Other (Expense) Income

Other (expense) income consists of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Amortization of debt discount	$(815)	$(98)	$(2,179)	$(98)
Amortization of deferred financing costs	(7)		(16)	—
Miscellaneous income	10	—	11	2

Total other (expense) income	$(812)	$(98)	$(2,184)	$(96)

14.	Fair Value Measurements

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

The company’s assets subject to fair value measurements as of March 31, 2013 and June 30, 2012 are as follows (in thousands):

	Fair Value Measurements
	Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
March 31, 2013
Current marketable securities - available for sale	$210	$210	$—	$—

Total	$210	$210	$—	$—

June 30, 2012
Current marketable securities - available for sale	$210	$210	$—	$—

Total	$210	$210	$—	$—

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the nine months ended March 31, 2013 and 2012, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings.

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

15.	Accounting Standards Adopted in Fiscal 2013

The company adopted the following FASB Accounting Standards Update (ASU) during fiscal 2013:

•

ASU 2013 02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income in the same reporting period, an entity is required to cross-preference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the ASU is effective prospectively for reporting periods beginning after December 15, 2012.

The adoption of the ASU described above had no impact on the company’s results of operations or financial position.

16.	Common Stock Warrants

Except for the warrants issued to a consultant in December 2012, all of the outstanding warrants are exercisable. A schedule of common stock warrant activity is as follows (in thousands, except per share and average life data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2012	8,651	$1.53
Warrants issued	4,981	1.34

Outstanding, March 31, 2013	13,632	$1.46	3.69	$—

17.	Registered Direct Offering

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

18.	Subsequent Events

Conversion of Preferred Stock

At a special meeting of stockholders held on April 5, 2013, our stockholders approved the automatic conversion of the shares of Series C preferred stock into an aggregate of 3,551,541 shares of common stock, including 1,051,541 shares of common stock issued in lieu of accrued but unpaid dividends on the Series C preferred stock. The shares of common stock issued upon conversion are subject to a six month restriction on transferability. Following the conversion of the Series C preferred stock, the contingency regarding the redemption of the Series B preferred stock has been removed. Accordingly, the Series B preferred stock can be presented as shareholder equity in future periods.

After giving effect to the conversion, redeemable preferred stock and shareholders equity would be adjusted as follows at March 31, 2013 (in thousands):

	March 31, 2013
	As	Pro-
	Reported	forma

Redeemable preferred stock	$3,554	$—

Shareholders’ (deficit) equity
Preferred stock $.10 par value; 5,000 shares authorized Series B, 28 shares issued and outstanding, as adjusted	—	3
Common stock, $.001 par value; 100,000 shares authorized, 27,075 and 30,620, as adjusted, shares issued and outstanding	27	31
Additional paid-in capital	183,333	186,862
Accumulated deficit	(185,375)	(185,375)

Total shareholders’ (deficit) equity	$(2,015)	$1,521

Nasdaq Stock Market

On April 26, 2013, the company received written notice from the NASDAQ Listing Qualifications Staff that it has been granted an extension until August 15, 2013 to demonstrate compliance with the minimum stockholders’ equity continued listing requirement of $2.5 million. In connection with the company’s plan to regain compliance with The NASDAQ Stock Market’s minimum stockholders’ equity standard, the company proposed a restructuring of its outstanding indebtedness pursuant to which it would exchange up to $7,350,000 of the outstanding senior notes for units of equity securities to be comprised of a series of convertible preferred stock and additional common stock purchase warrants. The company is in negotiations concerning the final terms of the transaction with the note holders and the proposed transaction is subject to the preparation and execution of definitive agreements among the holders of the notes and the company and no assurances can be given that the company will be successful in consummating such transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results

Certain statements in this Form 10-Q, including information set forth under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). We desire to avail ourselves of certain “safe harbor” provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involving known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of our software, products and services, competition, pricing, technological changes, implementation of our business plan, and other risks as discussed in our filings with the Securities and Exchange Commission, in particular our Annual Report on Form 10-K for the year ended June 30, 2012 and our subsequently filed quarterly reports on Form 10-Q, all of which risk factors could adversely affect our business and the accuracy of the forward-looking statements contained herein.

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

During this period we have also advanced the development of our telehealth service offerings and continued to refine the capabilities of our Electronic House Call and Interactive Voice Response products and services. In April 2011, we announced that we had been selected as a supplier to the Department of Veterans Affairs (VA) for its core coordination home Telehealth Program, in April 2012 we announced that the VA had exercised its first one-year option to extend the term of our contract and in May 2013, the VA exercised its second one-year option to extend the contract, which also includes two additional one-year extension options. In July 2012, the VA successfully completed the required test-in phase for our Electronic House Call vital signs monitoring device and web-service and in October 2012, the VA completed the required test-in phase for our Interactive Voice Response solution for weight management and we received approval to begin the national rollout of these solutions to VA facilities throughout the U.S. and its territories. During the quarter ended March 31, 2013, the company completed the integration and required testing of the interface between its telehealth solutions and the VA’s VistA Electronic Health Records system and received approval to use the interface in the VA’s national telehealth program. The interface to VistA is designed to make it faster and easier for clinicians to enroll patients, manage patient care plans and update patient information in the VistA system. The company has also received approval for a number of new Disease Management Protocols (DMPs) for both of our telehealth solutions which continues to make these solutions available to a larger patient population at the VA. During the contract period, the company will be committed to provide, subject to purchase orders from the VA, telehealth devices and certain associated software solutions. We believe that the VA telehealth project positions the company for success as this market develops in the commercial sector and provides a significant growth opportunity for the company as we work to support the VA in its efforts to deliver quality care to our veterans. There can be no assurance that the VA will exercise any of the other option periods under the agreement nor can the company provide any assurances as to the actual amount of products and solutions, if any, that may ultimately be purchased by VA facilities under the agreement.

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

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Option Life (Months)
Fiscal year 2013	0.6%	0%	107%	48
Fiscal year 2012	1.5%	0%	114%	48

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

Reverse Stock Split

On August 30, 2012, we filed an amendment to our Certificate of Incorporation to implement a one for two reverse split of our outstanding common stock and our common stock began trading on a split adjusted basis on August 31, 2012. As a result of the reverse stock split, each two shares of our outstanding common stock was combined and reclassified into one share of common stock. The reverse stock split affected all stockholders of our common stock uniformly, but did not materially affect any stockholder’s percentage of ownership interest. The par value of our common stock remains unchanged at $0.001 per share and the number of authorized shares of common stock remains the same after the reverse stock split. In connection with this reverse stock split, the number of shares of common stock reserved for issuance under our equity incentive, stock option plans as well as the shares of common stock underlying outstanding shares of preferred stock, stock options and warrants were also proportionately reduced while the conversion and exercise prices of these securities were proportionately increased. All references to shares of common stock and per share data for all periods presented in this Quarterly Report on Form 10-Q and the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

The following analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Three and nine months ended March 31, 2013 compared to three and nine months ended March 31, 2012

Revenues were $1,410,000 for the quarter ended March 31, 2013 compared to $764,000 for the prior year period. These results reflect an increase in revenues from our telehealth products and services and from our hosted software services due primarily to new customers and higher transaction volumes. Revenues for the nine months ended March 31, 2013 were $3,382,000 compared to $2,176,000 for the prior year period reflecting the same trends as the quarter.

Cost of revenues increased to $1,004,000 for the quarter ended March 31, 2013 compared to $638,000 for the same period in the prior year, due primarily to the higher telehealth revenues. Cost of revenues for the nine months ended March 31, 2013 were $2,521,000 compared to $1,688,000 for the prior year period. The increase is due primarily to the higher telehealth revenues for the period.

Selling general and administrative (SG&A) expenses increased to $1,778,000 for the quarter ended March 31, 2013 compared to $1,527,000 for the prior year period. The increase is due primarily to higher selling expenses, legal expenses, special shareholder meeting costs, and investor relations and stock option expenses. SG&A expenses for the nine months ended March 31, 2013 were $5,140,000 compared to $4,605,000 for the prior year period reflecting the same trends as the quarter. The prior period also reflects a state payroll tax credit of approximately $115,000 which lowered expenses for the period.

Product development expenses were $273,000 for the quarter ended March 31, 2013 compared to $227,000 for the prior year period. The increase for the current period is due primarily to higher personnel expenses. Product development expenses for the nine months ended March 31, 2013 were $834,000 compared to $644,000 for the prior year period due to higher personnel expenses.

Depreciation and amortization expense was $213,000 for the quarter ended March 31, 2013 compared to $292,000 for the prior year period. This change is due primarily to lower expenses for fixed assets and a decrease in amortization of capitalized software offset in part by the amortization of acquired licenses. For the nine months ended March 31, 2013 depreciation and amortization expense was $621,000 compared to $740,000 for the prior year period reflecting the same trends as the quarter.

Other expense was $812,000 for the quarter ended March 31, 2013 compared to $98,000 for the prior year period. For the nine months ended March 31, 2013 other expense was $2,184,000 compared to $96,000 for the prior year period. Other expense for the periods consists primarily of non-cash amortization of the debt discount on the company’s senior secured notes payable.

Net loss for the quarter ended March 31, 2013 was $2,670,000, or $0.11 per share, compared to $2,018,000, or $0.08 per share, for the prior year period. For the nine months ended March 31, 2013 net loss was $7,918,000, or $0.33 per share, compared to $5,597,000, or $0.23 per share, for the prior year period. The increase in net loss for the periods is due primarily to the non-cash amortization of the debt discount and the higher expenses discussed above.

Liquidity and Capital Resources

Overview

Our operations and product development activities have required substantial capital investment to date. Our primary sources of funds have been the issuance of equity and the incurrence of third party debt. In February 2004, we sold 5,360,370 common shares in private placements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506, promulgated thereunder and received net proceeds of approximately $69,100,000 after payment of offering expenses and broker commissions. The proceeds received from this financing have been used to provide funding for our operations and product development activities. In addition, we completed a $3,400,000 registered direct offering of shares of common stock and warrants in December 2009 and received net proceeds of approximately $3,500,000 from this financing and the related warrant exercises and we have completed a number of transactions over the past three years to increase our cash position and monetize non-core assets. In July 2010 we completed the sale of certain non-core assets and received net proceeds of approximately $2,350,000; in October 2010 the company completed the sale of $5,000,000 of its securities to institutional and accredited investors in a private placement transaction under Section 4(2) of the Securities Act of 1993, as amended, and Rule 506 of Regulation D, promulgated thereunder and received net proceeds of approximately $4,470,000 from this transaction; and in April 2011 the company completed the sale of all of the shares of capital stock of its wholly-owned subsidiary, Authentidate International AG to Exceet Group, AG, a Swiss corporation and received net proceeds of approximately $1,300,000. As described in greater detail in Notes 8 and 17 of Notes to Condensed Consolidated Financial Statements, in October 2011 the company entered into agreements pursuant to which it sold 2,937,497 shares of our common stock and 1,468,752 warrants to purchase shares of our common stock to institutional and/or accredited investors in a registered direct offering from which we received net proceeds of approximately $3,620,000; in March 2012 the company sold $4,050,000 of senior secured promissory notes and 3,022,388 warrants to purchase shares of our common stock to accredited investors including several directors, officers and significant stockholders of the company from which we received net proceeds of approximately $4,000,000 and in September 2012 the company sold $3,300,000 of senior secured promissory notes and 2,558,139 warrants to purchase shares of our common stock to accredited investors, including several directors and officers and significant stockholders of the company from which we received net proceeds of approximately $3,260,000. We are using the proceeds from these transactions for working capital and general corporate purposes, including supporting the rollout of our telehealth products and services. The senior secured notes are not convertible into equity securities and are due on the first to occur of October 31, 2013 or the consummation of a subsequent financing, as defined. No interest shall accrue on the senior secured notes and they are secured by a first priority lien on all of the company’s assets. The warrants are exercisable for a period of 54 months commencing on the six month anniversary of the issue date at an initial exercise price of $1.34 per share.

As previously disclosed, in connection with the company’s plan to regain compliance with The NASDAQ Stock Market’s minimum stockholders’ equity standard, the company proposed a restructuring of its outstanding indebtedness pursuant to which it would exchange up to $7,350,000 of the outstanding senior notes for units of equity securities to be comprised of a series of convertible preferred stock and additional common stock purchase warrants. The company is in negotiations concerning the final terms of the transaction with the note holders and the proposed transaction is subject to the preparation and execution of definitive agreements among the holders of the notes and the company and no assurances can be given that the company will be successful in consummating such transaction. Any securities issued by the company pursuant to the proposed transaction will be offered and sold in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), and at the time of issuance will not be registered under the Securities Act and may not be resold absent registration under or an exemption from the Securities Act and applicable state securities laws. This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any offer, solicitation or sale of any securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. This disclosure is being made pursuant to and in accordance with Rule 135c under the Securities Act.

For the nine months ended March 31, 2013, expenditures for data center equipment and other assets totaled approximately $134,000, expenditures for software licenses and other intangible assets totaled approximately $27,000 and expenditures for the business acquisition discussed above totaled approximately $31,000. We have developed and intend to continue to develop new applications to grow our business and address new markets.

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

In December 2011, a special meeting of stockholders, our stockholders approved an amendment to our Amended Certificate of Incorporation to increase our authorized shares of common stock from 75,000,000 to 100,000,000 in order to provide us greater flexibility in considering our potential business needs. On April 9, 2012, at a special meeting of our stockholders the company’s stockholders approved an amendment to the company’s Certificate of Incorporation by an amendment to the company’s Certificate of Designations, Preferences and Rights and Number of Shares of Series C 15% Convertible Redeemable Preferred Stock to extend the maturity date and increase the dividend rate of the Series C preferred stock for the extension period. In connection with this amendment, the company issued warrants to purchase 825,000 shares of common stock to the holders of its Series C preferred stock. At the company’s special meeting of stockholders held on April 5, 2013, our stockholders approved the automatic conversion of the shares of Series C preferred stock into an aggregate of 3,551,541 shares of common stock, including 1,051,541 shares of common stock issued in lieu of accrued but unpaid dividends on the Series C preferred stock. The shares of common stock issued upon conversion are subject to a six month restriction on transferability.

Cash Flows

At March 31, 2013, cash, cash equivalents and marketable securities amounted to approximately $764,000 and total assets at that date were $11,300,000. Since June 30, 2012 cash, cash equivalents and marketable securities decreased approximately $1,482,000 reflecting the issuance of company securities offset by cash used principally to fund operating losses, product development activities, changes in working capital and capital expenditures during the nine months ended March 31, 2013. Cash used for the period includes investments in data center and related infrastructure equipment, investments in inventory and the prepayment of certain insurance premiums and maintenance contracts. We expect to continue to use cash to fund operating losses, changes in working capital, product development activities, and capital expenditures for the foreseeable future.

Net cash used by operating activities for the nine months ended March 31, 2013 was approximately $4,497,000 compared to $5,295,000 for the prior year period. Net cash used by investing activities, excluding purchases and sales of marketable securities, was $192,000 for the nine months ended March 31, 2013 compared to $939,000 for the prior year period. This change reflects a decrease in asset purchases for the current period as well as a decrease in the amount paid for the business acquisition discussed above.

Net cash provided by financing activities for the nine months ended March 31, 2013 was approximately $3,207,000 compared to $7,570,000 for the prior year period. The amounts reflect the net proceeds from the secured note transaction in fiscal 2013 and the registered direct offering and secured note transactions in fiscal 2012 discussed above, less the payment of preferred stock dividends.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits, product development activities, business acquisitions, capital expenditures and telehealth activities. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings. As mentioned in the “Overview section”, we believe that the company will benefit from the federal government healthcare reforms and industry trends focused on automation and cost reduction. For the three and nine months ended March 31, 2013 the company had a net loss of $2,670,000 and $7,918,000, respectively. As of March 31, 2013 cash, cash equivalents and marketable securities were $764,000, the company had working capital of $3,298,000 an accumulated deficit of $185,375,000 and pro-forma total shareholders’ equity of $1,521,000, after adjusting for the conversion of the Series C preferred stock into common stock, and the reclassification of the Series B preferred stock. These conditions indicate that the company may be unable to continue as a going concern. Based on our business plan, we expect our existing resources, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, these resources may not be sufficient if we are required to repay our secured notes within the next 12 months. If we are required to repay these notes within the next 12 months, we may need to renegotiate the terms of such notes, to enable us to manage our cash resources. As described above, the company is negotiating the final terms and conditions of a transaction pursuant to which it would exchange up to $7,350,000 of its outstanding senior notes for units of equity securities to be comprised of a series of convertible preferred stock and additional common stock purchase warrants. No assurances can be given, however, that we will be able to successfully modify the terms of, or complete a transaction to exchange, the secured notes and further, no assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations, generate sufficient cash flow to satisfy our other obligations or that the company will continue as a going concern. If our available cash resources and projected revenue levels are not sufficient to sustain our operations, or otherwise meet our cash needs, we will need to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. In addition, there can be no assurance that the company will be successful in raising additional capital, or securing financing when needed or on terms satisfactory to the company. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition.

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

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 250,000 shares of our common stock at a conversion rate of $2.80. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of March 31, 2013, no shares of the Series B preferred stock have been redeemed.

In connection with our private placement of securities in October 2010, we issued 1,250,000 shares of Series C 15% convertible redeemable preferred stock (the “Series C preferred stock”). At our special meeting of stockholders held on April 9, 2012, our stockholders approved an amendment to the Series C Designation to extend the maturity date and increase the dividend rate of the Series C preferred stock, and also approved the issuance of 825,000 warrants to the holder of the Series C preferred stock. The Series C Designation, as amended, provided for the mandatory redemption of all outstanding shares of Series C preferred stock upon their stated maturity date of April 12, 2013, the 30 month anniversary of the original issue date, unless prior to such date, our stockholders approve the conversion of the shares of Series C preferred stock into shares of our common stock. At our special meeting of stockholders held on April 5, 2013, the stockholders of the Company approved the automatic conversion of the shares of Series C preferred stock into an aggregate of 3,551,541 shares of common stock, including 1,051,541 shares of common stock issued in lieu of accrued but unpaid dividends on the Series C preferred stock. The shares of common stock issued upon conversion are subject to a six month restriction on transferability. As discussed above, the company also has $7,350,000 of senior secured promissory notes that mature on October 31, 2013. Based on our current cash position, the repayment of these senior notes would have an adverse effect on our cash position. As described above, if necessary the company will seek to modify the terms of secured notes so that the company would not be required to repay such securities on their scheduled maturity dates. However, no assurances can be given we will be able to modify the terms of these notes.

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

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of March 31, 2013 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$1,963	$512	$1,451	$—	$—

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

Further, in connection with the continuation of the above-referenced compensation modification program, other employees of the company were granted restricted stock units under the company’s 2011 Omnibus Equity Incentive Plan in consideration for the continued salary reduction. Under this program, the company reduced the salaries of non-executive employees earning $110,000 per annum or less by 10% and reduced the salaries of its other non-executive employees in the program by 30% and in consideration for such modification, awarded these employees restricted stock units for the additional reduction in base salary for the period commencing January 16, 2013 through January 15, 2014. Accordingly, we granted our non-executive employees a total of up to 462,515 restricted stock units. The restricted stock units granted to our non-executive employees have the same material terms and conditions as the units granted to our executive officers. Under the prior salary reduction program dated June 2012 we granted our non-executive employees a total of 267,820 options. Under this program, employees’ base salary will revert to its prior level as described above, or if otherwise specified by the board of directors to be earlier. The options and restricted stock units awarded to non-executive employees will vest on the date that the company achieves cash flow breakeven, as defined above, and the options shall have the same exercise price and expiration date as the options granted to our executives. In addition, in connection with the foregoing, we also amended the vesting for the options granted in February 2010 and 2011 and June 2012 to our employees, including executive officers, under the compensation modification program. The amendment eliminates the specific measurement period to determine whether the vesting criteria of achieving “cash flow breakeven performance” has been satisfied and, accordingly, such options shall not expire if the company does not achieve cashflow breakeven performance by September 30, 2013.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2013, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

We have approximately $210,000 invested in short-term investments as of March 31, 2013. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At March 31, 2013, our unrestricted cash and marketable securities totaled approximately $764,000, of which approximately $210,000 was invested in money market investments. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings

On January 6, 2012, Express MD Solutions LLC, a subsidiary of the company, was served with a summons and complaint in a purported patent infringement lawsuit filed by Robert Bosch Healthcare Systems, Inc. (“Plaintiff”) against Express MD Solutions LLC, in the U.S. District Court for the Northern District of California, Case No. 5:12-cv-00068-JW. The complaint alleges that the Express MD Solutions’ “Electronic House Call” product infringes one or more claims of certain patents allegedly owned by the Plaintiff. Plaintiff is seeking injunctive relief, damages, punitive damages, interest, and other costs and expenses. Express MD Solutions filed an answer to the complaint on January 27, 2012 and asserted counterclaims seeking declarations that the patents are invalid and not infringed. On May 11, 2012, Plaintiff filed an amended complaint, dropping two patents previously asserted and adding one new patent. Express MD Solutions filed a motion to dismiss on June 15, 2012, which the Court granted with leave for Plaintiff to amend the complaint. Plaintiff filed a second amended complaint on July 24, 2012. Express MD filed an answer on

August 7, 2012 and asserted counterclaims seeking invalidity of the patents and a declaration of non-infringement. On September 6, 2012 the case was reassigned to a new judge. An initial case management conference was held before the court on January 11, 2013. On January 21, 2013, Express MD Solutions filed a request for reexamination of one of the four patents asserted by Plaintiff. On February 27, 2013, the U.S. Patent and Trademark Office issued an order granting the request for reexamination. Additionally, two of the remaining three patents asserted by Plaintiff were placed into reexamination at the end of 2012 based on requests filed by a third party. The fourth patent asserted by Plaintiff expired on November 17, 2012. On January 22, 2013, Express MD Solutions filed a motion to stay the case pending the conclusion of the reexamination of Plaintiff’s three unexpired asserted patents. On January 22, 2013, Plaintiff filed a motion with the court for leave to file a third amended complaint and first amended infringement contentions. Express MD Solutions filed a response in opposition to Plaintiff’s motion on February 5, 2013 and on such date Plaintiff filed an opposition to Express MD Solutions’ motion to stay the case. On February 12, 2013, Express MD Solutions filed a reply in further support of its motion for a stay and Plaintiff filed a reply in further support of its motion to amend. On February 27, 2013, the Court granted Express MD Solutions’ motion and issued an order staying the case until final decision on all of the reexaminations, including through appeals. We believe that we have strong defenses to Plaintiff’s allegations and we intend to continue to vigorously defend the litigation. In addition, we intend to exercise our rights of set-off and indemnification as against EncounterCare Solutions, Inc. and the co-licensor to us of the patents in issue. Based on the facts of which we are currently aware, management believes that this matter will not have a material adverse effect on our financial position, results of operations, or cash flows. However, this matter is subject to inherent uncertainties and management’s assessment may change in the future.

We are also subject to claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Report on Form 10-Q and a restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2012 and in our subsequently filed Quarterly Reports on Form 10-Q. You should carefully consider the risks described below, together with all of the following risk factors and the other information included in this report, in considering our business herein as well as the information included in other reports and prospects. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations, financial condition and/or operating results. If any of the matters or events described in the following risks actually occurs, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment due to any of these risks.

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred net losses of approximately $8,352,000, $12,555,000, including a loss of approximately $5,769,000 related to discontinued operations for our former German subsidiary, and $9,005,000 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. We also had a net loss of $7,918,000 for the nine months ended March 31, 2013 and had an accumulated deficit of approximately $185,375,000 at March 31, 2013. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we may not be profitable in any future period.

Our capital requirements have been significant and we may need to raise additional capital to finance our operations.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements and registered offerings of our securities and on short-term and long-term loans to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software, services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $6,513,000, $6,465,000 and $8,109,000 in cash for continuing operating activities for the fiscal years ended June 30, 2012, 2011 and 2010, respectively, and $4,497,000 for the nine months ended March 31, 2013. Our available cash, cash equivalents and marketable securities as of March 31, 2013 totaled approximately $764,000. We expect our existing resources, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, these resources may not be sufficient if we are required to repay our secured notes within the next 12 months. If we are required to repay these notes within the next 12 months, we may need to renegotiate the terms of such notes, if necessary, to enable us to manage our cash resources. As described above, the company is negotiating the final terms and conditions of a transaction pursuant to which it would exchange up to $7,350,000 of its outstanding senior notes for units of equity securities to be comprised of a series of convertible preferred stock and additional common stock purchase warrants. No assurances can be given, however, that we will be able to successfully modify the terms of, or complete a transaction to exchange, the secured notes and further, no assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations, generate sufficient cash flow to satisfy our other obligations or that the company will be able to continue as a going concern. If our available cash resources and projected revenue levels are not sufficient to sustain our operations, or otherwise meet our cash needs, including any required repayment of the secured notes, we will need to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. There can be no assurance, however, that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially, which could have a material adverse effect on our business, financial condition and results of operations. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

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

In the past, unfavorable or uncertain macroeconomic conditions and reduced global technology spending rates have adversely affected the markets in which we operate. Current economic conditions and uncertainty about the economic recovery could reduce the demand for our products and negatively impact revenues and operating profit. We are unable to predict changes in general macroeconomic conditions and when global spending rates will be affected. Furthermore, even if spending rates increase, we cannot be certain that the market for our products and solutions will be positively impacted. If there are future reductions in spending rates, or if spending rates do not increase, our revenues, operating results and financial condition may be adversely affected.

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

The spending cuts imposed by the Budget Control Act of 2011 could impact our operating results and profit.

On August 2, 2011, the Budget Control Act of 2011 (the “Budget Control Act”) was enacted into law. The Budget Control Act imposes annual spending limits on many federal agencies and programs aimed at reducing budget deficits. In addition to setting budget authority for fiscal years 2012-2021, the Budget Control Act also triggered an automatic sequestration process that took effect

March 1, 2013. The sequestration process, is resulting in automatic, across-the-board cuts to mandatory and discretionary federal spending, although the depth and scope of sequestration impacts are still not clear. Presently, federal agency budgets remain uncertain for the future, which situation will be likely to remain until an agreed upon solution, if any, is enacted. We cannot predict what impact, if any, the Budget Control Act will have on our business or results of operations. However, these or other factors could result in a significant decline in, or redirection of, current and future federal expenditures and could adversely affect our operating performance, including the possible loss of revenue and reduction in our operating cash flow, particularly, but not exclusively, with respect to our telehealth products.

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

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law. Together, the two measures make the most sweeping and fundamental changes to the U.S. healthcare system since the creation of Medicare and Medicaid. The Health Care Reform laws include a large number of health-related provisions to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. Beginning in 2013, a 2.3% excise tax on the sale of certain medical devices has been imposed under these health care reform laws. Further, as administrative rules implementing healthcare reform under the legislation are not yet finalized, the impact of the healthcare reform legislation on our business is unknown, and there can be no assurances that healthcare reform legislation will not adversely impact either our operational results or the manner in which we operate our business. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our solutions and services.

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

In July 2007, we entered into a new three-year license agreement with the U.S. Postal Service® (USPS) to act as a non-exclusive authorized service provider of the USPS Electronic Postmark® (EPM). We had operated the EPM service on behalf of the USPS since March 2003, under a strategic alliance agreement that expired on July 31, 2007. This license agreement was allowed to expire as of December 31, 2010, in accordance with its terms. The USPS has notified the company that it hopes to develop a revised framework for the next generation of the USPS EPM and may revamp the program in the future and has engaged the company to provide verification services through March 2019 for EPMs issued through March 2012. The company continues to provide customers with uninterrupted content authentication and time and date stamping services utilizing its proprietary intellectual property rights as it transitions to its own content authentication services under the AuthentiProof™ brand. This transition will not impact the performance or capabilities of our other products and solutions, including our suite of Incsrybe® offerings and the telehealth products and services.

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

We have been in the past, and may become in the future, involved in legal proceedings. You should carefully review and consider the various disclosures we make in our reports filed with the SEC regarding legal matters that may affect our business. As described in greater detail below, our ExpressMD Solutions subsidiary was served with a summons and complaint in a purported patent infringement lawsuit filed by Robert Bosch Healthcare Systems, Inc. alleging that the ExpressMD Solutions’ “Electronic House Call” product infringes one or more claims of certain patents allegedly owned by the plaintiff. ExpressMD Solutions filed an answer to the complaint and asserted counterclaims seeking declarations that the patents are invalid and not infringed. We believe that we have strong defenses to plaintiff’s allegations and we intend to continue to vigorously defend the litigation. This proceeding has been stayed by the court until the final decision, including through appeals, on all of the reexaminations of the Bosch patents in the proceeding have been completed by the U.S. Patent and Trademark Office. However, civil and criminal litigation is inherently unpredictable and outcomes can result in excessive verdicts, fines, penalties and/or injunctive relief that affect how we operate our business. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. We cannot predict with certainty the outcome of any legal proceedings in which we become involved and it is difficult to estimate the possible costs to us stemming from any such matters. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations, financial position and cash flows.

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

We have investigated patents held by third parties of which we are aware and we believe that our products and services, including our telehealth offerings, do not infringe on the claims of these patents. However, we cannot provide any assurances that our products and services do not infringe upon any third party patents or violate the proprietary rights of others, including the patents we have investigated, and it is possible that such infringement or violation has occurred or may occur. As described in greater detail below, on January 6, 2012, our ExpressMD Solutions subsidiary was served with a summons and complaint in a purported patent infringement lawsuit filed by Robert Bosch Healthcare Systems, Inc. alleging that the ExpressMD Solutions’ “Electronic House Call” product infringes one or more claims of certain patents allegedly owned by the plaintiff. ExpressMD Solutions filed an answer to the complaint and asserted counterclaims seeking declarations that the patents are invalid and not infringed. This proceeding has been stayed by the court until the final decision, including through appeals, on all of the reexaminations of the Bosch patents in the proceeding have been completed by the U.S. Patent and Trademark Office. We believe that we have strong defenses to plaintiff’s allegations and we intend to continue to vigorously defend the litigation. In addition, we intend to exercise our rights of set-off and indemnification as against EncounterCare Solutions, Inc. and the co-licensor to us of the patents in issue.

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

In April 2011, we announced that we had received a contract award from the U.S. Department of Veterans Affairs (the “VA”) pursuant to which the company was selected as a supplier to the VA for its Telehealth Program for home telehealth solutions. The award is for a national contract and under this agreement the company will market its telehealth solution, to VA facilities throughout the country. The agreement consists of a one year base period that commenced May 15, 2011 and four option years, which are at the VA’s sole discretion. There is no minimum purchase requirement under the contract. On April 17, 2012, the VA exercised the first extension option, and exercised the second extension option in May 2013, however, there can be no assurance that the VA will exercise any of the other option periods under the agreement nor can the company provide any assurances as to the actual amount of products and solutions, if any, that may ultimately be purchased by VA facilities under the agreement.

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

Due to the economic downturn, the accompanying fall in tax revenues, and the U.S. government’s efforts to reduce the federal deficit, the U.S. government may be forced or choose to reduce or delay spending in the healthcare administration field, which could decrease the likelihood of future government contract awards, the likelihood that the government will exercise its right to extend its existing contracts with us and/or the likelihood that the government would procure products from us.

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

Security and Privacy of Patient Information. Federal, state and local laws regulate the confidentiality of patient records and the circumstances under which those records may be released. These regulations govern both the disclosure and use of confidential patient medical record information and require the users of such information to implement specified security measures. United States regulations currently in place governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply. Similarly, laws in non-U.S. jurisdictions may have similar or even stricter requirements related to the treatment of patient information. In the United States, HIPAA regulations require national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which include healthcare organizations such as our clients, and our claims transmission services, are required to comply with the privacy standards, the transaction regulations and the security regulations. Moreover, the recently enacted Health Information Technology for Economic and Clinical Health Act (HITECH) provisions of the American Recovery and Reinvestment Act of 2009 (ARRA) and associated regulatory requirements, extend many of the HIPAA obligations, formerly imposed only upon covered entities, to business associates as well. As a business associate of our clients who are covered entities, we were in most instances already contractually required to ensure compliance with the HIPAA regulations as they pertain to handling of covered client data. However, the extension of these HIPAA obligations to business associates by law has created additional liability risks related to the privacy and security of individually identifiable health information. Evolving HIPAA and HITECH related laws or regulations and regulations in non-U.S. jurisdictions could restrict the ability of our clients to obtain, use or disseminate patient information. This could adversely affect demand for our solutions if they are not re-designed in a timely manner in order to meet the requirements of any new interpretations or regulations that seek to protect the privacy and security of patient data or enable our clients to execute new or modified healthcare transactions. We may need to expend additional capital, software development and other resources to modify our solutions and devices to address these evolving data security and privacy issues. Furthermore, our failure to maintain confidentiality of sensitive personal information in accordance with the applicable regulatory requirements could damage our reputation and expose us to breach of contract claims (although we contractually limit liability, when possible and where permitted), fines and penalties.

If we are unable to generate sufficient demand for our current telehealth product and services, we may not be able to recover our inventory and other investments. Further, modifications to our current telehealth product may require new marketing clearances or approvals or require us to cease marketing or recall the modified products until such clearances or approvals are obtained.

In connection with our manufacturing and sales plans for the Electronic HouseCall Solutions telehealth products, we have purchased certain components and contract manufacturing services for the production of the monitoring appliance. Our ability to recover our investment in building inventories of our current telehealth products is subject to risks. If we are unable to generate sufficient demand for this product, we may not be able to recover our costs in acquiring these assets. As of March 31, 2013, total inventory was valued at approximately $4.5 million and we had prepaid inventory investments of approximately $0.3 million that are included in other current assets.

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

The price of our common stock has been, and is likely to continue to be, volatile. After giving effect to our reverse stock split, our stock price during the fiscal year ended June 30, 2012 traded as low as $1.10 per share and as high as $2.58 per share, and during the nine months ended March 31, 2013, our common stock traded within a range of $0.53 to $1.64. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

We have not been in compliance with certain listing standards of The NASDAQ Capital Market and failure to regain compliance with these standard could result in delisting and adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on The NASDAQ Capital Market under the symbol “ADAT”. If we fail to meet any of the continued listing standards of The NASDAQ Capital Market, our common stock will be delisted from The NASDAQ Capital Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price and a minimum stockholders’ equity requirement of $2.5 million. On February 20, 2013, we received a staff deficiency letter from The NASDAQ Stock Market notifying the company that for the past 30 consecutive business days, the closing bid price per share of its common stock was below the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, as required by Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). As a result, the company was notified by The NASDAQ Capital Market that it is not in compliance with the Bid Price Rule. The NASDAQ Capital Market provided the company with 180 calendar days, or until August 19, 2013, to regain compliance with the Bid Price Rule. On April 29, 2013, the company received notice from The NASDAQ Stock Market confirming that the company has regained compliance with the Bid Price Rule.

In addition, on February 21, 2013, the company received a second letter from The NASDAQ Capital Market notifying the company that it is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on The NASDAQ Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million. In the company’s Quarterly Report on Form 10-Q for the period ended December 31, 2012, the company reported stockholders’ equity of $632,000, which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). Further, as of February 20, 2013, the company does not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations and does not comply with the Nasdaq Listing Rules. These notifications have no immediate effect on the company’s listing on The NASDAQ Capital Market or on the trading of the company’s common stock.

With respect to the company’s non-compliance with Listing Rule 5550(b)(1), The NASDAQ Stock Market provided the company with 45 calendar days, or until April 8, 2013, to submit a plan to regain compliance with the minimum stockholders’ equity standard. The company timely submitted such a plan and on April 26, 2013, the company received notice from The NASDAQ Stock Market that it has been granted an extension until August 15, 2013 to demonstrate compliance with the minimum stockholders’ equity continued listing requirement of $2.5 million. If the company fails to evidence compliance on or prior to such date, NASDAQ Staff will provide written notification that its securities will be delisted. At that time, the company may appeal the Staff’s determination to a Hearings Panel.

Although we have regained compliance with the minimum bid price rule, there can be no assurance that we will be able to regain compliance with the minimum stockholders’ equity listing requirement by August 15, 2013 or that we will be able to maintain continued compliance with the other listing requirements of The NASDAQ Capital Market. If the company does not regain compliance with Listing Rule 5550(b)(1) by August 15, 2013, or if the company fails to satisfy another requirement of The NASDAQ Stock Market for continued listing, the staff of The NASDAQ Stock Market could provide notice that the company’s common stock will become subject to delisting. In such event, the rules of The NASDAQ Stock Market permit the company to appeal the decision to reject its proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel. Accordingly, there can be no guarantee that the company will be able to maintain its listing on The NASDAQ Capital Market.

It is also possible that we could fail to satisfy another NASDAQ requirement for continued listing of our stock and we may receive additional future non-compliance notices from NASDAQ, and proceedings to delist our stock could be commenced. If our common stock were to be delisted from The NASDAQ Capital Market, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board. Such trading will reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock and the price of our common stock could suffer a significant decline. Delisting may also impair our ability to raise capital. If our common stock is delisted from The NASDAQ Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

The holders of the Senior Secured Notes issued in our bridge financings have a first priority security interest in all of our assets and these notes include customary covenants regarding our ability to incur additional indebtedness. If we are required to repay these securities on their scheduled due date, our financial condition would be adversely affected.

On March 14, 2012 and September 28, 2012, we consummated the sales of an aggregate principal amount of $7,350,000 of senior secured promissory notes and warrants to purchase a total of 5,580,527 shares of common stock to certain accredited investors in a private placement under the Securities Act. In addition, we issued 2,197,674 warrants to the holders of the senior secured notes issued in March 2012 in consideration of the extension of the maturity date of such notes to October 31, 2013. The secured notes are senior secured promissory notes and are not convertible into our equity securities and are due and payable on the first to occur of October 31, 2013 or the consummation of a subsequent financing as defined. The secured notes are secured by a first priority lien on all of our assets in accordance with, and subject to, a security agreement between us and the investors. If we are unable to consummate a subsequent financing, or otherwise obtain the consent of the holders of the notes to modify the repayment terms, we will be required to repay the secured notes on their scheduled maturity date, which would have an adverse effect on our cash position. As described above, in connection with the company’s plan to regain compliance with The NASDAQ Stock Market’s minimum stockholders’ equity standard, the company is negotiating the final terms and conditions of a transaction pursuant to which it would exchange up to $7,350,000 of its outstanding senior notes for units of equity securities to be comprised of a series of convertible preferred stock and additional common stock purchase warrants. The proposed transaction is subject to the preparation and execution of definitive agreements among the holders of the notes and the company and no assurances can be given that the company will be successful in consummating such transaction. Among the investors that purchased secured notes from us in one or both of these transactions were three members of our board of directors, Mr. J. David Luce, Mr. John J. Waters, and Mr. O’Connell Benjamin, who is also our chief executive officer, as well as Mr. William Marshall, our chief financial officer. In addition, our largest stockholder, Lazarus Investment Partners, LLLP, participated in these transactions and the manager of the general partner of Lazarus Investment Partners, LLLP, is the brother of Dr. Todd A. Borus, a member of our board of directors.

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

The average daily trading volume in our common stock for the nine months ended March 31, 2013 was approximately 37,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

The number of shares of our common stock outstanding has increased substantially as a result of our recent financing and conversion of our Series C preferred stocks, and the exercise of the warrants issued in these transactions could result in further dilution to holders of our common stock.

Upon the closing of our October 2010 private placement, we issued to a group of institutional and other accredited investors a total of 3,750,000 shares of our common stock, plus 1,250,000 shares of Series C preferred stock, which, as amended, are convertible into an maximum of 3,562,500 shares of common stock at the initial conversion price of $0.80 (including all shares issuable in lieu of cash dividends for the 30 month term) and common stock warrants to purchase a total of 3,125,000 additional shares of common stock. In addition, in connection with the registered direct offering of common stock and warrants we announced on October 7, 2011, we sold an additional 2,937,497 shares of common stock and warrants to purchase 1,468,752 shares of common stock. The issuance of these securities resulted in substantial dilution to stockholders who held our common stock prior to such transactions. For example, the shares issued in our 2011 financing represented approximately 11.3% of our outstanding common stock after the offering, without giving effect to the exercise of the warrants At our special meeting of stockholders held on April 5, 2013, the stockholders of the Company approved the automatic conversion of the shares of Series C preferred stock into an aggregate of 3,551,541 shares of common stock, including 1,051,541 shares of common stock issued in lieu of accrued but unpaid dividends on the Series C preferred stock. As of March 31, 2013, the number of shares issued to the purchasers in this private placement, including the conversion of the Series C preferred stock and warrants exercised to date represents approximately 23.8% of our outstanding common stock after the conversion, without giving effect to the exercise of the remaining outstanding common stock warrants.

In addition, in connection with the 2012 amendments to the Series C preferred stock to extend the maturity date to April 12, 2013 and increase the dividend rate to 20% for the extension period, the company issued the holders of the Series C preferred stock warrants to purchase 825,000 shares of common stock and in connection with the senior secured promissory note transactions in March and September 2012, the company issued the note holders warrants to purchase an aggregate of 7,778,201 shares of common stock. These stockholders, if acting together, may have significant influence over the outcome of any stockholder vote, including the election of directors and other significant business matters that require stockholder approval. Such other significant business matters could include, for example, the approval of mergers or other business combination transactions. The sale of these shares of common stock and any exercise of warrants may adversely affect the market price of our common stock and our stock price may decline substantially.

The exercise or conversion of our outstanding equity securities, may depress our stock price and dilute your ownership of the company.

As of March 31, 2013, the following options, restricted stock units and warrants were outstanding:

•

Stock options to purchase 2,728,000 shares of common stock at exercise prices ranging from $0.78 to $13.22 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $3.77 per share. These stock options are employee and non-executive director options.

•	Warrants to purchase 13,632,000 shares of common stock with a weighted average exercise price of $1.46 per share.

•	An aggregate of 581,000 unvested restricted stock units.

In addition, there are currently outstanding 28,000 shares of our Series B convertible preferred stock which the holder may convert into shares of our common stock at a conversion price equal to $2.80 per share. Accordingly, the outstanding 28,000 shares of Series B convertible preferred stock are presently convertible into an aggregate of 250,000 shares of our common stock, which will be available for immediate resale in accordance with the provisions of Rule 144 under the Securities Act. In addition, at our special meeting of stockholders held on April 5, 2013, our stockholders approved the automatic conversion of the shares of Series C preferred stock into an aggregate of 3,551,541 shares of common stock. These shares are subject to a six month restriction on transferability in accordance with the terms of an agreement we entered into in March 2013 with certain purchasers that were party to the Securities Purchase Agreement dated October 12, 2010 and who held a majority of the outstanding securities sold by us in our October 2010 private placement. Following the expiration of this six month restriction, the market price of our common stock may decline as a result of the sale of a substantial number of these shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

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

Except as previously reported and as described elsewhere in this Quarterly Report on Form 10-Q, we did not sell unregistered securities during the quarter ended March 31, 2013.

During the quarter ended March 31, 2013, we issued an aggregate of 27,326 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2011 Omnibus Equity Incentive Plan, as amended. Such shares were issued for service on our board during the quarter ended December 31, 2013. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

As of March 2013, we issued of options to purchase an aggregate of 65,973 shares of common stock to our non-executive directors that elected to receive options and in April 2013, we issued an aggregate of 29,125 restricted shares of our common stock to non-executive directors that elected to receive shares of common stock in lieu of the cash fees earned for their service as members of our board of directors pursuant to our 2011 Omnibus Equity Incentive Plan. The options are exercisable for a period of ten years at an exercise price of $1.00 per share. Such securities were issued for service on our board during the quarter ended March 31, 2013. These securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the nine months ended March 31, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference. A management contract or compensation plan or arrangement is indicated with (*).

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Dated	Exhibit

10.1	Compensation Modification Agreement with O’Connell Benjamin	8-K	1/17/13	10.1

10.2	Compensation Modification with William A. Marshall Agreement	8-K	1/17/13	10.2

10.3	Amendment to Employment Agreement with O’Connell Benjamin	8-K	1/17/13	10.3

10.4	Amendment to Employment Agreement with William A. Marshall	8-K	1/17/13	10.4

10.5	Form of Restricted Stock Unit Agreement	8-K	1/17/13	10.5

10.6	Form of Amendment Agreement	8-K	3/27/13	10.1

10.7	Amendment to Board Nomination Agreement	8-K	3/27/13	10.2

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1	The following financial information from the Authentidate Holding Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements.**				X

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

May 15, 2013	/s/ O’Connell Benjamin
Date	O’Connell Benjamin
Chief Executive Officer

/s/ William A. Marshall
William A. Marshall
Chief Financial Officer & Treasurer