Form 10-K
period 2013-06-30
AUTHENTIDATE HOLDING CORP
filed 2013-09-26
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” and in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2012): $20,435,000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 35,360,227 as of September 16, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.

None

PART I

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 1 (“BUSINESS”) AND ITEM 7 (“MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”), CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. STATEMENTS THAT ARE NOT HISTORICAL FACT ARE FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS REPORT, THE WORDS “BELIEVE,” “ANTICIPATE,” “THINK,” “INTEND,” “PLAN,” “WILL BE,” “EXPECT”, AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REGARDING FUTURE EVENTS AND/OR OUR FUTURE FINANCIAL PERFORMANCE ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL EVENTS OR OUR ACTUAL FUTURE RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, RISKS ASSOCIATED WITH MARKET ACCEPTANCE OF OUR SOFTWARE, PRODUCTS AND SERVICES, OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN, COMPETITION, MANAGEMENT OF GROWTH, PRICING, TECHNOLOGICAL CHANGES, THE AVAILABILITY OF ANY NEEDED FINANCING AND OTHER RISKS AND UNCERTAINTIES THAT MAY BE DETAILED FROM TIME TO TIME IN OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY CAUTIONS INVESTORS THAT ANY FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY ARE NOT GUARANTEES OR INDICATIVE OF FUTURE PERFORMANCE. IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS AND UNCERTAINTIES AFFECTING IT’S BUSINESS DESCRIBED IN ITEM 1A OF THIS ANNUAL REPORT ON FORM 10-K AND IN OTHER SECURITIES FILINGS BY THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT ITS PLANS, INTENTIONS AND EXPECTATIONS REFLECTED IN OR SUGGESTED BY SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM A PROJECTION OR ASSUMPTION IN ANY OF ITS FORWARD-LOOKING STATEMENTS. THE COMPANY’S FUTURE FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AS WELL AS ANY FORWARD-LOOKING STATEMENTS, ARE SUBJECT TO CHANGE AND INHERENT RISKS AND UNCERTAINTIES. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K ARE MADE ONLY AS OF THE DATE HEREOF AND THE COMPANY DOES NOT HAVE OR UNDERTAKE ANY OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, SUBSEQUENT EVENTS OR OTHERWISE, UNLESS OTHERWISE REQUIRED BY LAW.

ITEM 1.	BUSINESS

General

Authentidate Holding Corp. (Authentidate or the company) and its subsidiaries provide secure web-based software applications and telehealth products and services that enable healthcare organizations to coordinate care for patients and enhance related administrative and clinical workflows. We provide products and services that address a variety of business needs for our customers, including enabling healthcare organizations to increase revenues, improve productivity, enhance patient care and reduce costs by eliminating paper and manual work steps from clinical, administrative and other processes and enhancing compliance with regulatory requirements. Our web-based services are delivered as Software as a Service (SaaS) to our customers interfacing seamlessly with billing, information and record management systems. These solutions incorporate multiple features and security technologies such as rules based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient monitoring capabilities. Our products and services integrate both web and fax-based communications are integrated into automated, secure and trusted workflow solutions.

Our telehealth solutions provide in-home patient vital signs monitoring systems and services to improve care for patients and reduce the cost of care by delivering results to their healthcare providers via the Internet. Our telehealth solutions combine our Electronic House Call™ patient vital signs monitoring appliances or our Interactive Voice Response patient vital signs monitoring solution with a web-based management and monitoring software module based on our Inscrybe® Healthcare platform. Both solutions enable unattended measurements of patients’ vital signs and related health information and are designed to aid wellness and preventative care and deliver better care to specific patient segments who require regular monitoring of medical conditions. Healthcare providers can easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans securely via the Internet. The service provides a combination of care plan schedule reminders and comprehensive disease management education as well as intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Healthcare providers and health insurers are also expected to benefit by having additional tools to improve patient care and reduce overall in-person and emergency room patient visits. We also provide our telehealth solutions using a mobile telehealth tablet and a telehealth software application to address the growing need for mobility in the telehealth market, complement our current products and services and provide for a broader range of price points and patient segments that can benefit from telehealth.

We currently operate our business in the United States with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. Our business is engaged in the development and sale of web-based services largely based on our Inscrybe® platform and related capabilities and telehealth services featuring our Electronic House Call, Interactive Voice Response and related products and services. In recent years we have focused our efforts on developing and introducing solutions for use in the healthcare information technology industry.

We believe there are a number of factors that will be favorable for the healthcare information technology industry in the near future, despite the lingering weakness in the global economy. These factors include on-going regulatory reforms in the U.S. focused on controlling costs, automating medical records and processes and expanding the availability of healthcare coverage, and healthcare industry trends to significantly reduce costs, shorten the length of hospital stays, reduce hospital readmissions, shift patient care towards wellness and preventative care programs and automate healthcare records and processes. Because healthcare information technology solutions play an important role in healthcare by improving safety, efficiency and reducing cost, they are often viewed as more strategic than other capital purchases. In addition, government agencies, as well as politicians and policymakers appear to agree that the growing cost of our healthcare system is unsustainable and the intelligent use of information systems will improve health outcomes and, correspondingly, drive down costs. The broad recognition that healthcare information technology is essential to help control healthcare costs and improve quality contributed to the inclusion of healthcare information technology incentives in the American Recovery and Reinvestment Act (ARRA) and accompanying Health Information Technology for Economic and Clinical Health (HITECH) provisions which include more than $35 billion in incentives for healthcare organizations to modernize operations through “meaningful use” of healthcare information technology. As more consumers are provided with insurance coverage, healthcare providers may face increased volumes that could create capacity constraints, and they may find it challenging to profitably provide care at the planned reimbursement rates under the expanded coverage models. Another aspect of the market for healthcare information technology is the shift away from fee-for-service or volume-based reimbursement towards value-based or outcomes-based reimbursement. Payers, including health insurance companies and federal and state governments are implementing programs to link reimbursement to quality measurements and outcomes, and this alignment creates significant financial motivation for adoption of healthcare information technology products and services. We believe that there are substantial sums of reimbursement funds that are tied to incentive programs such as value based purchasing, 30-day readmission rules and quality reporting requirements. There are also a growing number of third-party studies that document how telehealth can positively impact the way healthcare is delivered. From acute care to chronic care, a wide range of patient populations can benefit from telehealth. We believe that telehealth products are helping physicians and patients to accomplish a number of goals, including, shifting visits away from high-cost settings; reducing the cost of managing patients with chronic diseases; reducing unnecessary hospital readmissions; reducing the duration of hospital stays; improving access to care for patients located in remote areas; and improving outcomes. We believe the factors discussed above will create strong incentives for providers to maximize efficiency and create the need for additional investments in healthcare information technology solutions and services. Thus, while the current economic environment has impacted our business, we believe the fundamental value proposition of healthcare information technology remains strong and that the healthcare information technology industry will likely benefit as healthcare providers and governments continue to recognize that these solutions and services contribute to safer, more efficient healthcare.

General Business Developments during Fiscal Year 2013

We have continued to take steps to refine our core product and service offerings, significantly expand our addressable markets, manage operating costs and position the company for long-term growth. We are focused on refining and marketing our Inscrybe® Healthcare Referral Management and Hospital Discharge solutions and our telehealth products and services. As discussed above, we believe our business will benefit as government healthcare reforms are implemented and as healthcare industry trends take hold. Although we have taken steps to focus our business in these areas, our progress will be impacted by the timing of customer contracts and implementations and the market acceptance of our products and services.

During this period we have also advanced the development of our telehealth service offerings and continued to refine the capabilities of our Electronic House Call and Interactive Voice Response products and services. In April 2011, we announced that we had been selected as a supplier to the Department of Veterans Affairs (VA) for its Care Coordination Home Telehealth Program and in May 2013 we announced that the VA had exercised its second one-year option to extend the term of our contract, which also includes two additional one-year extension options. In July 2012, the VA successfully completed the required test-in phase for our Electronic House Call vital signs monitoring device and web-service and in October 2012, the VA completed the required test-in phase for our Interactive Voice Response solution for weight management and we received approval to begin the national rollout of these solutions to VA facilities throughout the U.S. and its territories. During the quarter ended March 31, 2013, we completed the integration and required testing of the interface between our telehealth solutions and the VA’s VistA Electronic Health Records system and received approval to use the interface in the VA’s national telehealth program. The interface to VistA is designed to make it faster and easier for clinicians to enroll patients, manage patient care plans and update patient information in the VistA system. We also received approval for a number of new Disease Management Protocols (DMPs) for both of our telehealth solutions which continues to make these solutions available to a larger patient population at the VA. During the contract period, the company will be committed to provide, subject to purchase orders from the VA, telehealth devices and certain associated software solutions. We believe that the VA telehealth project positions the company for success as this market develops in the commercial sector and provides a significant growth opportunity for the company as we work to support the VA in its efforts to deliver quality care to our veterans. There can be no assurance that the VA will exercise any of the other option periods under the agreement nor can the company provide any assurances as to the actual amount of products and solutions, if any, that may ultimately be purchased by VA facilities under the agreement. During the quarter ended March 31, 2013, we also introduced the mobile telehealth tablet and telehealth software application discussed above.

We intend to continue our efforts to market our web-based services and related products in our target markets. We also intend to focus on identifying additional applications and markets where our technology can address customer needs.

Our current revenues consist principally of transaction fees for web-based hosted software services and revenues from hardware sales, monthly monitoring services and maintenance fees from our telehealth business. For the fiscal year ended June 30, 2013 two customers accounted for approximately 52% of our consolidated revenues. Growth in our business is affected by a number of factors, including general economic and business conditions, and is characterized by long sales cycles. The timing of customer contracts, implementations and ramp-up to full utilization can have a significant impact on results and we believe our results over a longer period of time provide better visibility into our performance.

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

•

Inscrybe Hospital Discharge—automates the hospital discharge planning process and enables hospital case managers, social workers, and discharge planners to optimize the patient discharge process. The Hospital Discharge solution uses defined workflows for patient discharge referrals, eligibility verification and acceptance, and automatic notifications to suitable care facilities or home care providers. The solution improves hospital facility utilization by optimizing patient length-of-stay and bed turnover and can incorporate input from family members into the discharge process resulting in a more efficient, cost-effective discharge planning process and enhanced compliance with patient care plans. Hospitals can also use this solution to monitor post-discharge patient care to help reduce hospital readmissions and related costs imposed by recent regulatory reforms.

Electronic House Call™ and Interactive Voice Response Telehealth Solutions—the in-home Electronic House Call solution integrates an advanced in-home patient vital signs monitoring system with a web-based service based on the Inscrybe® Healthcare platform. The Electronic House Call device is an FDA 510(k) market clearance approved remote patient monitoring device that works with peripherals devices, such as blood pressure monitors, weight scales, thermometers, glucometers, sleep apnea devices and wound care cameras, for unassisted patient vital signs measurement and monitoring. The system allows for manual entry or automatically takes vital signs from peripherals (both wired and wireless devices) and communicates with the practitioner over the Internet for analysis and intervention. Patients can access the information on the monitoring software interface to review their own vital statistics history, as well as to obtain reminders of their scheduled medications, practitioner instructions, and therapy regimen. The system also includes onscreen patient treatment, disease management education, and intelligent routing to alert on-duty caregivers if any vital statistics fall outside of the range of parameters pre-set by the practitioner. The Interactive Voice Response (IVR) patient vital signs monitoring solution offers patients an alternative to using a dedicated vital signs in-home monitoring device. Using any touch-tone phone, patients can answer their session questions and enter their vital signs test results verbally or by entering their answers on their phone keypad. The IVR solution uses the same peripheral devices as the Electronic House Call solution and answers to session questions and measurements are viewable by caregivers on the same web-based service. The IVR solution is designed for patients who require a flexible, mobile solution for care plan reminders and vital signs monitoring. We also provide a telehealth tablet and a telehealth software application to complement our current products and services. Additionally, physicians and their staff can order supplies and services for patients using the Inscrybe Healthcare feature provided by the system. We also provide our telehealth solutions using a mobile telehealth tablet and telehealth software application.

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

Patents and Trademarks

Presently, we have one issued U.S. patent and one pending patent application. We also have been granted a license to one issued U.S. patent and one pending patent application by Authentidate International AG, and to two issued U.S. patents by our former joint venture partner and their affiliate. Some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate”, “Inscrybe”, “InscrybeMD”, “AuthentiProof” and “Inscrybe Office” in the U.S., the trademark “Authentidate” in Canada, Mexico and the European Community, “Inscrybe” in the European Community and Canada, “Inscrybe Office,” and a number of other trademarks as Madrid Protocol international registrations. We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. There can be no assurance that any patents or registrations will be issued or that any such patents or registrations that do issue will be effective to protect our products and services or trademarks from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

Research and Development

The market for our web-based services and telehealth products is characterized by rapid technological change involving the application of a number of advanced technologies, including those relating to computer hardware and software, communication technologies, mass storage devices, electronic signatures, content authentication and other related technologies. Our ability to be competitive depends upon our ability to anticipate and effectively react to technological changes, changing market conditions and the requirements of our customers. Product development expenses for the fiscal years ended June 30, 2013, 2012, and 2011 were, $1,085,000, $928,000, and $829,000, respectively.

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

Intellectual Property

Other companies operating in our market may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how. In addition, there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce or defend our rights under any patent. Although we believe that the web-based services and telehealth products we sell do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. In the event that the web-based services and telehealth products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our offerings or obtain a license for the use and/or sale of such products and services. There can be no assurance that, in such an event, we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. In addition, if our current or proposed offerings are deemed to infringe upon the patents or proprietary rights of others, we could, under certain circumstances, become liable for damages or subject to an injunction, which could also have a material adverse effect on our business. It is our policy to investigate allegations of third party intellectual property rights to the extent that they are brought to our attention or to the extent that we become independently aware of such third party intellectual property rights to ensure that our current and proposed products and services do not infringe on any such rights. We cannot provide any assurances that our products or services do not infringe upon any other patents, including the patents that we have investigated.

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

Employees

At June 30, 2013, we employed 37 full-time employees throughout our operations, including our senior management. None of our employees are represented by a collective bargaining agreement and we believe that our employee relations are satisfactory. In the normal course of business, we also use part-time employees and contract with third parties to provide support for various projects.

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

Health Care Reform

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law. Together, the two measures make the most sweeping and fundamental changes to the U.S. healthcare system since the creation of Medicare and Medicaid. The Health Care Reform laws include a large number of health-related provisions to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. Effective in 2013, there is a 2.3% excise tax on the sale of certain medical devices.

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

ITEM 1A.    RISK FACTORS

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended June 30, 2013, have affected, and in some cases could affect, our actual results of operation and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our financial statements and related notes.

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred net losses of approximately $11,349,000, $8,352,000 and $12,555,000, including a loss of approximately $5,769,000 related to discontinued operations for our former German subsidiary for the fiscal years ended June 30, 2013, 2012 and 2011, respectively and had an accumulated deficit of approximately $188,837,000 at June 30, 2013. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we may not be profitable in any future period.

Our capital requirements have been significant and we may need to raise additional capital to finance our operations.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements and registered offerings of our securities and on short-term and long-term loans to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software, services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $5,214,000, $6,513,000 and $6,465,000 in cash for continuing operating activities for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Our available cash, cash equivalents and marketable securities as of June 30, 2013 totaled approximately $3,715,000. We expect our existing resources, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, no assurances can be given, that we will be able to attain sales levels and support our costs through revenues derived from operations, generate sufficient cash flow to satisfy our other obligations or that the company will be able to continue as a going concern. If our available cash resources and projected revenue levels are not sufficient to sustain our operations, or otherwise meet our cash needs, we will need to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. There can be no assurance, however, that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially, which could have a material adverse effect on our business, financial condition and results of operations. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

•	our need to utilize a significant amount of cash to support research and development activities and to make incremental investments in our organization;

•	our ability to achieve targeted gross profit margins and cost management objectives;

•	our ability to reach break-even or profitability;

•	the success of our sales and marketing efforts;

•	our need to repay our outstanding secured notes;

•	the extent and terms of any development, marketing or other arrangement,; and

•	changes in economic, regulatory or competitive conditions, including the continuing economic weakness due to the recent financial crisis and federal budgetary uncertainty.

Our revenues may be affected by changes in technology spending levels.

In the past, unfavorable or uncertain macroeconomic conditions and reduced global technology spending rates have adversely affected the markets in which we operate. Current economic conditions and uncertainty about the economic recovery could reduce the demand for our products and services and negatively impact revenues and operating profit. We are unable to predict changes in general macroeconomic conditions and when global spending rates will be affected. Furthermore, even if spending rates increase, we cannot be certain that the market for our products and services will be positively impacted. If there are future reductions in spending rates, or if spending rates do not increase, our revenues, operating results and financial condition may be adversely affected.

Ongoing economic volatility and uncertainty may negatively impact our business, results of operations, financial condition or liquidity.

Our markets have been and will continue to be affected by general macroeconomic and market conditions. Developments, such as the recent recessions and instability in the U.S. and Europe, the imposition of government spending restrictions in the U.S. (such as through sequestration), and the inflationary risks associated with higher commodity prices, among other developments, have generated significant instability in the credit and financial markets and may have an adverse effect on our results of operations and financial condition. Volatile, negative or uncertain economic conditions in our significant markets have undermined and could in the future undermine business confidence in our markets and cause our clients to reduce or defer their spending on new technologies or initiatives or terminate existing contracts, which would negatively affect our business. While the U.S. economy appears to have stabilized somewhat relative to its performance in recent years, the ultimate impact of these developments cannot be predicted, and they may have a material adverse effect on our liquidity and financial condition if our ability to obtain financing for operations or obtain credit from trade creditors were to be impaired. If general economic conditions further deteriorate or economic uncertainty continues, we or our customers might experience future deterioration of their businesses, cash flow shortages and financing difficulties.

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

We do not own or lease any manufacturing facilities. Accordingly, in order to market our telehealth solution we purchase components and finished appliances from unaffiliated suppliers and a contract manufacturer. In addition, we use unaffiliated third parties to provide distribution services for this solution. If the agreements with these third parties are terminated or if they are unable to perform their obligations under such agreements, it could take several months to establish and qualify alternative suppliers and manufacturing and distribution partners for our products and we may not be able to fulfill our customers’ orders in a timely manner. At the present time we believe that if existing third party relationships terminate, alternative providers are available on commercially reasonable terms. However, there can be no assurance that the future production capacity of our current manufacturer will be sufficient to satisfy our requirements or that alternative providers of components or manufacturing or distribution services will be available on commercially reasonable terms, or at all. The failure to identify suitable alternative suppliers, manufacturers or distributors could adversely impact our customer relationships and our financial condition. In addition, due to our use of third-party manufacturers and distributors, we do not have control over the timing of product shipments. Delays in shipment could result in the deferral or cancellation of purchases of our products, which would harm our results of operations in any particular quarter. Revenue for a period may be lower than predicted if large orders forecasted for that period are delayed or are not realized, which could impact cash flow or result in a decline in our stock price.

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

Presently, we have one issued U.S. patent and one pending patent application. We also have been granted a license to one issued U.S. patent and one pending patent application by Authentidate International AG, and to two issued U.S. patents by our former joint venture partner and their affiliate. Some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate”, “Inscrybe”, “InscrybeMD”, “AuthentiProof” and “Inscrybe Office” in the U.S., the trademark “Authentidate” in Canada, Mexico and the European Community, “Inscrybe” in the European Community and Canada, “Inscrybe Office,” and a number of other trademarks as Madrid Protocol international registrations. We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services. Other companies operating within our business segments may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how, much of which is maintained as trade secrets and there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce our rights under any patent.

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

In April 2011, we announced that we had received a contract award from the U.S. Department of Veterans Affairs (the “VA”) pursuant to which we were selected as a supplier to the VA for its Telehealth Program for home telehealth solutions. Under this agreement, we market our telehealth solutions to VA facilities throughout the country. The agreement consists of a one year base period that commenced May 15, 2011 and four option years, which are at the VA’s sole discretion. There is no minimum purchase requirement under the contract. On April 17, 2012, the VA exercised the first extension option, and exercised the second extension option in May 2013; however, there can be no assurance that the VA will exercise any of the other option periods under the agreement nor can we provide any assurances as to the actual amount of products and solutions, if any, that may ultimately be purchased by VA facilities under the agreement.

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

The production, marketing and sale of devices used in the healthcare industry have inherent risks of liability in the event of product failure or claim of harm caused by product operation. Furthermore, even meritless claims of product liability may be costly to defend against. The commercialization of the telehealth device exposes us to such claims. These types of product liability claims may result in decreased demand for this product, injury to our reputation, related litigation costs, and substantial monetary awards to plaintiffs. We attempt to limit by contract our liability, however, the limitations of liability set forth in the contracts may not be enforceable in certain jurisdictions or may not otherwise protect us from liability for damages. We may also be subject to claims that are not covered by contract, such as a claim directly by a patient. Although we currently maintain product liability insurance, we may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost. Our inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could inhibit the commercialization of any products that we develop. If we are sued for any injury caused by our products or processes, then our liability could exceed our product liability insurance coverage and our total assets.

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

If we are unable to generate sufficient demand for our current telehealth products and services, we may not be able to recover our inventory and other investments. Further, modifications to our current telehealth products may require new marketing clearances or approvals or require us to cease marketing or recall the modified products until such clearances or approvals are obtained.

In connection with our manufacturing and sales plans for our current telehealth products, we have purchased certain components and contract manufacturing services for the production of the monitoring appliance. Our ability to recover our investment in building inventories of our current telehealth products is subject to risks. If we are unable to generate sufficient demand for this product, we may not be able to recover our costs in acquiring these assets. As of June 30, 2013, total inventory was valued at approximately $3.96 million and we had prepaid inventory investments of approximately $0.34 million that are included in other current assets.

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

If our suppliers for our telehealth products fails to comply with the FDA’s Quality System Regulation, or QSR, and other applicable post market requirements, our manufacturing operations could be disrupted, our product sales and profitability could suffer, and we may be subject to a wide variety of FDA enforcement actions.

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

If our hosted software and web-based service offerings and telehealth solutions are not competitive, our business will suffer.

We are engaged in the highly competitive businesses of developing hosted software and web-based workflow management services and telehealth solutions. These markets are continually evolving and, in some cases, subject to rapid technological change. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers than we do. We cannot provide assurance that we will be able to compete successfully against these organizations. We believe that the principal competitive factors affecting our markets include performance, ease of use, quality/reliability of our offerings, scalability, features and functionality, price and customer service and support. There can be no assurance that we will be able to successfully incorporate these factors into our software and web-based services or telehealth solutions and compete against current or future competitors or that competitive pressure we face will not harm our business. If we are unable to develop and market products to compete with the products of competitors, our business will be materially and adversely affected.

Our business, including Inscrybe Healthcare and our telehealth products and services are relatively new business lines and although the level of competition for these offerings is uncertain at this point in time, the field of software-based solutions in which we compete is highly competitive. There can be no assurances, however, that any of our offerings will achieve market acceptance.

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

At June 30, 2013, we had net operating loss, or NOL, carry forwards for federal income tax purposes of approximately $147,000,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code, following an “ownership change,” special limitations apply to the use by a “loss corporation” of its (i) NOL carry forwards arising before the ownership change and (ii) net unrealized built-in losses (if such losses existed immediately before the ownership change and exceed a statutory threshold amount) recognized during the five years following the ownership change ((i) and (ii) are referred to collectively as the “Applicable Tax Attributes”). After an ownership change, the amount of the loss corporation’s taxable income for each post-change taxable year that may be offset by the Applicable Tax Attributes is limited to the product of the “long-term tax-exempt rate” (published by the IRS for the month of the ownership change) multiplied by the value of the loss corporation’s stock (the “Section 382 Limitation”). To the extent that the loss corporation’s Section 382 Limitation in a given taxable year exceeds its taxable income for the year, that excess increases the Section 382 Limitation in future taxable years.

Risks Related to Our Common Stock and Other Securities

Our stock price is volatile and could decline.

The price of our common stock has been, and is likely to continue to be, volatile. After giving effect to our reverse stock split, our stock price during the fiscal year ended June 30, 2013 traded as low as $0.53 per share and as high as $1.64 per share. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

We have not been in compliance with certain listing standards of The NASDAQ Capital Market and failure to regain or maintain compliance with these standards could result in delisting and adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on The NASDAQ Capital Market under the symbol “ADAT”. If we fail to meet any of the continued listing standards of The NASDAQ Capital Market, our common stock will be delisted from The NASDAQ Capital Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price. On July 18, 2013, we received a staff deficiency letter from The NASDAQ Stock Market notifying us that for the past 30 consecutive business days, the closing bid price per share of our common stock was below the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, as required by Listing Rule 5550(a)(2) (the “Bid Price Rule”). As a result, we were notified that we are not in compliance with the Bid Price Rule. NASDAQ has provided us with 180 calendar days, or until January 14, 2014, to regain compliance with the Bid Price Rule. This notification has no immediate effect on our listing on The NASDAQ Capital Market or on the trading of our common stock.

To regain compliance with the Bid Price Rule, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180 day grace period. If our common stock does not regain compliance with the Bid Price Rule during this grace period, we will be eligible for an additional grace period of 180 calendar days provided that we satisfy NASDAQ’s continued listing requirement for market value of publicly held shares and all other initial listing standards for listing on The NASDAQ Capital Market, other than the minimum bid price requirement, and we provide written notice to NASDAQ of our intention to cure the deficiency during the second grace period. If we do not regain compliance during the initial grace period and are not eligible for an additional grace period, NASDAQ will provide written notice that our common stock is subject to delisting from The NASDAQ Capital Market. In that event, we may appeal such determination to a hearings panel. There can be no guarantee that we will be able to regain compliance with the Bid Price Rule.

In addition, as previously reported, we were also notified by NASDAQ in February 2013, that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The NASDAQ Capital Market. NASDAQ’s Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million. However, on June 25, 2013, we received a letter from The NASDAQ Stock Market notifying us that based on the transactions described in our Current Report on Form 8-K filed on June 12, 2013, we have regained compliance with Listing Rule 5550(b)(1) which requires a minimum $2.5 million in stockholders’ equity. In accordance with NASDAQ Listing Rules, NASDAQ will continue to monitor our ongoing compliance with Rule 5550(b) and will require us to evidence compliance upon filing our Annual Report on Form 10-K for the fiscal year ending June 30, 2013, or we may be subject to delisting, which can be appealed.

There can be no assurance that we will be able to regain compliance with the minimum bid price rule by January 14, 2014 or that we will be able to maintain continued compliance with the other listing requirements of The NASDAQ Capital Market. It is also possible that we could fail to satisfy another NASDAQ requirement for continued listing of our stock and we may receive additional future non-compliance notices from NASDAQ, and proceedings to delist our stock could be commenced. If our common stock were to be delisted from The NASDAQ Capital Market, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board. Such trading will reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock and the price of our common stock could suffer a significant decline. Delisting may also impair our ability to raise capital. If our common stock is delisted from The NASDAQ Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

The holders of the Senior Secured Notes issued in our 2012 note financings have a first priority security interest in all of our assets and these notes include customary covenants regarding our ability to incur additional indebtedness. If we are required to repay these securities on their scheduled due date, our financial condition may be adversely affected.

On March 14, 2012 and September 28, 2012, we consummated the sales of an aggregate principal amount of $7,350,000 of senior secured promissory notes and warrants to purchase a total of 5,580,527 shares of common stock to certain accredited investors in private placements under the Securities Act. In addition, we issued 2,197,674 warrants to the holders of the senior secured notes issued in March 2012 in consideration of the extension of the maturity date of such notes to October 31, 2013. Presently, an aggregate principal amount of $850,000 of senior secured notes remains outstanding. The outstanding senior secured notes are not convertible into our equity securities and are due and payable on the first to occur of October 31, 2013 or the consummation of a subsequent financing as defined. The secured notes are secured by a first priority lien on all of our assets in accordance with, and subject to, a security agreement between us and the investors. We will be required to repay the secured notes on their scheduled maturity date, which would adversely impact our cash position. The secured notes contain covenants and events of default customary for similar transactions. Accordingly, without the consent of the holders of a majority in interest of the secured notes, we must comply with certain restrictions against incurring additional indebtedness and granting additional security interests on our assets. Among the defined events of default are defaults of our payment obligations, breach of any material covenant or representation of the secured note or the related transaction agreements, and the commencement of proceedings under applicable U.S. federal or state bankruptcy, insolvency, reorganization or other similar laws either against us or by us. If we are unable to repay the secured notes when due, or upon an event of default, the holders could foreclose on our assets, which could require us to curtail or cease operations.

Since we have not paid dividends on our common stock, you may not receive income from this investment.

We have not paid any dividends on our common stock since our inception and do not contemplate or anticipate paying any dividends on our common stock in the foreseeable future. Earnings, if any, will be used to finance the development and expansion of our business. Accordingly, you may have to sell some or all of your common stock in order to generate cash from your investment. You may not receive a gain on your investment when you sell our common stock and may lose the entire amount of your investment.

Trading in our stock over the last twelve months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

The average daily trading volume in our common stock for the year ended June 30, 2013 was approximately 43,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

We filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission in August 2012, which was declared effective by the Commission in December 2012. After giving effect to our public offering completed in June 2013, there is approximately $32 million available for future issuances under this registration statement, subject to SEC limitations. This disclosure shall not constitute an offer to sell or a solicitation of an offer to buy the securities, nor shall there by any sale of these securities in any jurisdiction in which an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Any offer of the securities will be solely by means of the prospectus included in the registration statement and one or more prospectus supplements that will be issued at the time of the offering.

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

The number of shares of our common stock outstanding has increased substantially as a result of our recent financings, and the exercise or conversion of the warrants and shares of preferred stock issued in these transactions could result in further dilution to holders of our common stock and adversely impact the market price of our common stock.

We have recently completed a number of transactions that have resulted in our issuance of a substantial number of shares of common stock and securities convertible into, or exercisable for, additional shares of common stock. The issuance of these securities has resulted in substantial dilution to stockholders who held our common stock prior to such transactions and will result in additional dilution in the future if shares of convertible preferred stock are converted into common stock and common stock purchase warrants are exercised.

In June 2013 we completed two separate transactions which increased the number of outstanding shares of capital stock. On June 11, 2013 we entered into an underwriting agreement for a public offering of 4,257,895 units at a price of $0.95 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.95 per share. In addition, the underwriter exercised in full its over-allotment option and purchased an additional 425,790 shares of common stock and additional warrants to purchase up to 425,790 shares of common stock. The issuance of these securities resulted in substantial additional dilution to stockholders who held our common stock prior to such transaction. For example, the shares issued in our 2013 public offering represented approximately 13% of our outstanding common stock after the offering, without giving effect to the exercise of the warrants. In addition, we entered into a securities purchase agreement on June 11, 2013 with certain investors pursuant to which we agreed to issue a total of 665,000 shares of Series D preferred stock and warrants to purchase 6,650,000 shares of common stock. The shares of Series D preferred stock are initially convertible into a total of 6,125,024 shares of common stock. The conversion of the new shares of Series D preferred stock and exercise of new warrants will further dilute the interests of our current common stock holders and could adversely affect the market price of our common stock if holders of these securities immediately sell some or all of the shares of common stock issued upon conversion or exercise of these securities.

Further, at our special meeting of stockholders held on April 5, 2013, our stockholders approved the automatic conversion of the then-outstanding shares of Series C preferred stock into an aggregate of 3,551,541 shares of common stock, including 1,051,541 shares of common stock issued in lieu of accrued but unpaid dividends on the Series C preferred stock. The shares of Series C preferred stock were originally issued in our October 2010 private placement and were converted into shares of common stock at the rate of $0.80 per share. These common shares are subject to a six month restriction on transferability in accordance with the terms of an agreement we entered into in March 2013 with certain purchasers that were party to the Securities Purchase Agreement dated October 12, 2010 and who held a majority of the outstanding securities sold by us in our October 2010 private placement. Following the expiration of this six month restriction, the market price of our common stock may decline as a result of the sale of a substantial number of these shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

Our executive officers, directors and significant stockholders will be able to influence matters requiring stockholder approval

After giving effect to our sale of shares of Series D preferred stock and related warrants (without giving effect to any limitations of conversion or exercise of such securities), our executive officers, directors and largest shareholder (Lazarus Investment Partners, LLLP) possess beneficial ownership of approximately 46.3% of our common stock and within this amount, Lazarus Investment Partners beneficially owns approximately 31.6% of our outstanding common stock. Due to such ownership position, these persons have increased influence over the outcome of future stockholder votes, including the election of directors and other significant business matters that require stockholder approval, and their interests may differ from the interests of other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other business combinations or purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock. In addition, the sale of these shares of common stock may adversely affect the market price of our common stock and our stock price may decline substantially.

The exercise of our outstanding options and warrants, or conversion of our outstanding shares of convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of June 30, 2013, the following options, restricted stock units and warrants were outstanding:

•

Stock options to purchase 2,643,000 shares of common stock at exercise prices ranging from $0.78 to $14.30 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $3.74 per share. These stock options are employee and non-executive director options.

•	Warrants to purchase 24,966,000 shares of common stock with a weighted average exercise price of $1.23 per share.

•	An aggregate of 576,000 unvested restricted stock units.

In addition, there are currently outstanding 28,000 shares of our Series B convertible preferred stock which the holder may convert into shares of our common stock at a conversion price equal to $2.80 per share. Accordingly, the outstanding 28,000 shares of Series B convertible preferred stock are presently convertible into an aggregate of 250,000 shares of our common stock, which will be available for immediate resale in accordance with the provisions of Rule 144 under the Securities Act. Further, there are currently outstanding 665,000 shares of Series D preferred stock, which are initially convertible into an aggregate of 6,125,024 shares of common stock at the initial conversion rate of $1.08571 per share commencing six months after the original issue date of the Series D preferred stock (exclusive of any additional shares of common stock that we may elect to issue in lieu of paying cash dividends on the Series D preferred stock, Shares of common stock issued upon conversion of Series D preferred stock may be resold from time to time by a holder in accordance with Rule 144 under the Securities Act.

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

Our currently outstanding shares of convertible preferred stock or the issuance of additional shares of preferred stock could adversely affect the rights of the holders of shares of our common stock.

We have issued a total of 28,000 shares of Series B preferred stock and 665,000 shares of Series D preferred stock and our board is authorized to issue up to an additional 4,307,000 shares of preferred stock without any further action on the part of our stockholders. Pursuant to our certificate of incorporation, our board has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. Our board may, at any time, authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock, and the right to the redemption of the shares, before the redemption of our common stock, which may have a material adverse effect on the rights of the holders of our common stock. In addition, our board, without further stockholder approval (but subject to the rules of the Nasdaq Stock Market) may, at any time, issue large blocks of preferred stock. Pursuant to the certificates of designations governing the rights and preferences of our outstanding shares of Series B preferred stock and Series D preferred stock, each share of preferred stock has certain rights and preferences, including the right to receive dividends in preference to our common stockholders . In addition, we must obtain the approval of the holders of a majority of the shares of outstanding convertible preferred stock in order to: (i) amend, alter or repeal any provisions of our Certificate of Incorporation which would materially adversely affect any of the preferences, rights, powers or privileges of such preferred stock (ii) create, authorize or issue any other class or series of preferred stock on a parity with, or having greater or preferential rights than, the outstanding convertible preferred stock, (iii) redeem, repurchase or otherwise acquire for value, or set aside for payment or make available for a sinking fund for the purchase or redemption of, any stock ranking junior to on a parity with the outstanding convertible preferred stock, or (iv) enter into any agreement which would prohibit or restrict our right to pay dividends on the outstanding convertible preferred stock. The need to obtain the approval of holders of our convertible preferred stock before taking these actions could impede our ability to take certain actions that management or our board may consider to be in the best interests of our stockholders. Any failure to obtain such approval could limit our business flexibility, harm our business and result in a decrease in the value of our common stock or convertible preferred stock.

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

Our common stock currently trades on The NASDAQ Capital Market under the symbol “ADAT.” After giving effect to our reverse stock split, the following is the range of high and low sales prices for our common stock on The NASDAQ Capital Market for the periods indicated below:

	High	Low
Fiscal Year 2013
1st Quarter	$1.64	$1.16
2nd Quarter	$1.40	$0.55
3rd Quarter	$1.12	$0.53
4th Quarter	$1.50	$0.87

Fiscal Year 2012
1st Quarter	$2.58	$1.22
2nd Quarter	$1.88	$1.10
3rd Quarter	$1.60	$1.28
4th Quarter	$1.64	$1.18

As of September 16, 2013 there were approximately 430 holders of record of our common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our common stock are held by depositories, brokers or other nominees. We believe that there are approximately 3,500 holders of our common stock.

On July 18, 2013, we received a staff deficiency letter from The Nasdaq Stock Market notifying us that for the past 30 consecutive business days, the closing bid price per share of our common stock was below the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). As a result, we were notified by Nasdaq that we are not in compliance with the Bid Price Rule. Nasdaq has provided us with 180 calendar days, or until January 14, 2014, to regain compliance with the Bid Price Rule. This notification has no immediate effect on our listing on the Nasdaq Capital Market or on the trading of our common stock. To regain compliance with the Bid Price Rule, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180 day grace period. If our common stock does not regain compliance with the Bid Price Rule during this grace period, we will be eligible for an additional grace period of 180 calendar days provided that we satisfy Nasdaq’s continued listing requirement for market value of publicly held shares and all other initial listing standards for listing on The Nasdaq Capital Market, other than the minimum bid price requirement, and provide written notice to Nasdaq of our intention to cure the deficiency during the second grace period. If we do not regain compliance during the initial grace period and are not eligible for an additional grace period, Nasdaq will provide written notice that our common stock is subject to delisting from The Nasdaq Capital Market. In that event, we may appeal such determination to a hearings panel. There can be no guarantee that we will be able to regain compliance with the Bid Price Rule.

As previously reported, on August 30, 2012, we filed an amendment to our Certificate of Incorporation to implement a one for two reverse split of our outstanding common stock and our common stock began trading on a split adjusted basis on August 31, 2012. All references to shares of common stock and per share data for all periods presented in this Annual Report on Form 10-K and the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

Dividend Policy

We have not paid any dividends on our common stock since our inception. We do not expect to pay any dividends on our common stock in the foreseeable future and plan to retain earnings, if any, to finance the development and expansion of our business. Further, our Certificate of Incorporation authorizes our board of directors to issue Preferred Stock with a preferential right to dividends. We currently have 28,000 shares of Series B preferred stock outstanding which have the right to receive dividends equal to an annual rate of 10% of the issue price payable on a semi-annual basis and 665,000 shares of Series D preferred stock outstanding which have the right to receive dividends equal to an annual rate of 5% of the issue price payable on a semi-annual basis in cash or shares of common stock, at our option.

Sales of Unregistered Securities

Except as previously reported and as described elsewhere in this Annual Report on Form 10-K, we did not sell unregistered securities during the quarter ended June 30, 2013.

For the quarter ended June 30, 2013, we issued options to purchase an aggregate of 72,238 shares of common stock to our non-executive directors that elected to receive options and in July 2013, we issued an aggregate of 21,257 restricted shares of our common stock to our non-executive directors who served on our board during the fiscal quarter that elected to receive shares of common stock in lieu of the cash fees earned for their service as members of our board of directors pursuant to our 2011 Omnibus Equity Incentive Plan. The options are exercisable for a period of ten years at an exercise price of $0.87 per share. Such securities were issued for service on our board during the quarter ended June 30, 2013. These securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On September 19, 2013, the company granted common stock purchase warrants to certain consultants in connection with their provision of services to the company. We granted 500,000 warrants to a consultant in consideration of its provision of healthcare business consulting services, which warrants are subject to performance-based vesting targets. Subject to the vesting conditions, the warrants are exercisable beginning six months following the grant date at a price of $1.34 per share, expire five years from the grant date and contain “piggy-back” registration rights. Further, the company granted 50,000 common stock purchase warrants to a consultant for the provision of investor relations services, which warrants vest in monthly installments over the initial twelve month service period. Subject to the vesting conditions, the warrants are exercisable beginning six months following the grant date at a price of $0.89 per share, expire five years from the grant date and contain “piggy-back” registration rights. The foregoing warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1993, as amended.

Repurchase of Equity Securities

There were no stock repurchases during the year ended June 30, 2013.

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

Comparison of Cumulative Total Return—June 30, 2008 to June 30, 2013

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

Listed below is the value of a $10,000 investment at each of the fiscal year ends presented:

Cumulative Total Shareholder Return at June 30,

	2008	2009	2010	2011	2012	2013
ADAT	$10,000	$29,268	$15,366	$29,268	$15,854	$10,610
Nasdaq Composite Index	$10,000	$8,003	$9,199	$12,096	$12,800	$14,842
Nasdaq Computer Index	$10,000	$8,278	$9,901	$12,984	$14,707	$15,036

(1)	Assumes $10,000 was invested at June 30, 2008 in Authentidate and each Index presented.
(2)	The comparison indices were chosen in good faith by management. Most of our peers are divisions of large multi-national companies, therefore a comparison may not be meaningful.

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

	Year Ended June 30,
(in thousands, except per share amounts)	2013	2012	2011	2010	2009
Statement of Operations Data:
Continuing operations
Revenues	$4,827	$3,188	$2,936	$2,427	$2,790
Operating expenses	12,198	10,895	10,087	11,304	12,153
Loss	(11,349)	(8,352)	(6,786)	(9,047)	(8,813)
Net loss	(11,349)	(8,352)	(12,555)	(9,005)	(9,367)
Basic and diluted net loss per common share	(0.45)	(0.35)	(0.59)	(0.50)	(0.54)

Other Financial Data:
Continuing operations:
Net cash used by operating activities	$(5,214)	$(6,513)	$(6,465)	$(8,109)	$(8,144)
Net cash (used) provided in investing activities (1)	(471)	(1,277)	1,680	(156)	(689)
Net cash provided (used) by financing activities	7,154	7,612	4,557	3,509	(52)
Net increase (decrease) in cash, cash equivalents and marketable securities	1,469	(178)	1,069	(4,756)	(8,885)
Net cash provided (used) by discontinued operations	—	—	1,260	(296)	131

Balance Sheet Data:
Current assets	$9,184	$8,449	$8,229	$8,080	$8,977
Current liabilities	4,333	3,647	3,290	5,526	2,590
Working capital	4,851	4,802	4,939	2,554	6,387
Total assets	13,193	12,861	10,835	20,544	22,270
Total long term liabilities	184	3,147	140	140	140
Redeemable preferred stock	—	3,254	2,931	—	—
Shareholders’ equity	8,676	2,813	4,474	14,878	19,540

(1)	Excludes purchases and sales of marketable securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Authentidate Holding Corp. (Authentidate or the company) and its subsidiaries provide secure web-based software applications and telehealth products and services that enable healthcare organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. Our web-based services are delivered as Software as a Service (SaaS) to our customers interfacing seamlessly with billing information and record management systems. These solutions incorporate multiple features and security technologies such as rules based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient monitoring capabilities. Both web and fax-based communications are integrated into automated, secure and trusted workflow solutions.

Our telehealth solutions provide in-home patient vital signs monitoring systems and services to improve care for patients and reduce the cost of care by delivering results to their healthcare providers via the Internet. Our telehealth solutions combine our Electronic House Call™ patient vital signs monitoring appliances or our Interactive Voice Response patient vital signs monitoring solution with a web-based management and monitoring software module based on our Inscrybe® Healthcare platform. Both solutions enable unattended measurements of patients’ vital signs and related health information and are designed to aid wellness and preventative care, and deliver better care to specific patient segments who require regular monitoring of medical conditions. Healthcare providers can easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans securely via the Internet. This service provides a combination of care plan schedule reminders and comprehensive disease management education as well as intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Healthcare providers and health insurers are also expected to benefit by having additional tools to improve patient care, and reduce overall in-person and emergency room patient visits.

We currently operate our business in the U.S. with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. Our business is engaged in the development and sale of web-based services largely based on our Inscrybe® platform and related capabilities and telehealth services featuring our Electronic House Call, Interactive Voice Response and related products and services. In recent years we have focused our efforts on developing and introducing solutions for use in the healthcare information technology industry.

We believe there are a number of factors that will be favorable for the healthcare information technology industry in the near future, despite the lingering weakness in the global economy. These factors include on-going regulatory reforms in the U.S. focused on controlling costs, automating medical records and processes and expanding the availability of healthcare coverage, and healthcare industry trends to significantly reduce costs, shorten the length of hospital stays, reduce hospital readmissions, shift patient care towards wellness and preventative care programs and automate healthcare records and processes. Because healthcare information technology solutions play an important role in healthcare by improving safety, efficiency and reducing cost, they are often viewed as more strategic than other capital purchases. In addition, government agencies, as well as politicians and policymakers appear to agree that the growing cost of our healthcare system is unsustainable and the intelligent use of information systems will improve health outcomes and, correspondingly, drive down costs. The broad recognition that healthcare information technology is essential to help control healthcare costs and improve quality contributed to the inclusion of healthcare information technology incentives in the American Recovery and Reinvestment Act (ARRA) and accompanying Health Information Technology for Economic and Clinical Health (HITECH) provisions which include more than $35 billion in incentives for healthcare organizations to modernize operations through “meaningful use” of healthcare information technology. As more consumers are provided with insurance coverage, healthcare providers may face increased volumes that could create capacity constraints, and they may find it challenging to profitably provide care at the planned reimbursement rates under the expanded coverage models. Another aspect of the market for healthcare information technology is the shift away from fee-for-service or volume-based reimbursement towards value-based or outcomes-based reimbursement. Payers, including health insurance companies and federal and state governments are implementing programs to link reimbursement to quality measurements and outcomes, and this alignment creates significant financial motivation for adoption of healthcare information technology products and services. We believe that there are substantial sums of reimbursement funds that are tied to incentive programs such as value based purchasing, 30-day readmission rules and quality reporting requirements. There are also a growing number of third-party studies that document how telehealth can positively impact the way healthcare is delivered. From acute care to chronic care, a wide range of patient populations can benefit from telehealth. We believe that telehealth products are helping physicians and patients to accomplish a number of goals, including, shifting visits away from high-cost settings; reducing the cost of managing patients with chronic diseases; reducing unnecessary hospital readmissions; reducing the duration of hospital stays; improving access to care for patients located in remote areas; and improving outcomes. We believe the factors discussed above will create strong incentives for providers to maximize efficiency and create the need for additional investments in healthcare information technology solutions and services. Thus, while the current economic environment has impacted our business, we believe the fundamental value proposition of healthcare information technology remains strong and that the healthcare information technology industry will likely benefit as healthcare providers and governments continue to recognize that these solutions and services contribute to safer, more efficient healthcare.

We have experienced net losses and negative cash flow from operating activities while we have been focused on developing new products and services, refining our business strategies and repositioning our businesses for growth. Although we believe we are well positioned for such growth, we expect to continue to generate net losses and negative cash flow for the foreseeable future as we seek to expand our potential markets and generate increased revenues. As discussed in more detail below, we have completed several financing transactions, and sold non-core assets to fund our working capital needs. See “Liquidity and Capital Resources”. As discussed in more detail in Note 19 of Notes to Consolidated Financial Statements, on November 21, 2011 we completed a definitive joint venture termination agreement with our joint venture partner, EncounterCare Solutions, Inc. (Seller), whereby our joint venture relationship was terminated and ExpressMD Solutions became a wholly-owned subsidiary of the company. We also entered into a worldwide, perpetual, irrevocable, royalty-free, non-exclusive license to use the intellectual property of the Seller and an affiliated company to continue to commercialize and develop our ExpressMD telehealth products and services. In connection with these transactions we agreed to pay the Seller $1.0 million in cash of which $0.525 million was paid through closing, $0.20 million was paid in April 2012 and $0.275 million, net of amounts offset in connection with the litigation discussed in Item 3 – Legal Proceedings, or $31,000, was paid in September 2012. We also issued 750,000 shares of our common stock to the Seller. The company paid the cash consideration from cash on hand and issued the shares of common stock out of its authorized but unissued shares.

During fiscal 2013 we have continued to take steps to refine our core product and service offerings, significantly expand our addressable markets, manage operating costs and position the company for long-term growth. We are focused on refining and marketing our Inscrybe® Healthcare Referral Management and Hospital Discharge solutions and our telehealth products and services. As discussed above, we believe our business will benefit as federal government healthcare reforms are implemented and healthcare industry trends take hold. Although we have taken steps to focus our business in these areas, our progress will be impacted by the timing of customer contracts and implementations and the market acceptance of our products and services.

During this period we have also advanced the development of our telehealth service offerings and continued to refine the capabilities of our Electronic House Call and Interactive Voice Response products and services. In April 2011, we announced that we had been selected as a supplier to the Department of Veterans Affairs (VA) for its Care Coordination Home Telehealth Program and in May 2013 we announced that the VA had exercised its second one-year option to extend the term of our contract, which also includes two additional one-year extension options. In July 2012, the VA successfully completed the required test-in phase for our Electronic

House Call vital signs monitoring device and web-service and in October 2012, the VA completed the required test-in phase for our Interactive Voice Response solution for weight management and we received approval to begin the national rollout of these solutions to VA facilities throughout the U.S. and its territories. During the quarter ended March 31, 2013, we completed the integration and required testing of the interface between our telehealth solutions and the VA’s VistA Electronic Health Records system and received approval to use the interface in the VA’s national telehealth program. The interface to VistA is designed to make it faster and easier for clinicians to enroll patients, manage patient care plans and update patient information in the VistA system. We also received approval for a number of new Disease Management Protocols (DMPs) for both of our telehealth solutions which continues to make these solutions available to a larger patient population at the VA. During the contract period, the company will be committed to provide, subject to purchase orders from the VA, telehealth devices and certain associated software solutions. We believe that the VA telehealth project positions the company for success as this market develops in the commercial sector and provides a significant growth opportunity for the company as we work to support the VA in its efforts to deliver quality care to our veterans. There can be no assurance that the VA will exercise any of the other option periods under the agreement nor can the company provide any assurances as to the actual amount of products and solutions, if any, that may ultimately be purchased by VA facilities under the agreement. During the quarter ended March 31, 2013, we also introduced a mobile telehealth tablet and telehealth software application.

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

Share-Based Compensation

Option-based employee compensation expense is determined using the Black-Scholes option pricing model which values options based on the stock price at the grant date, the exercise price of the option, the expected life of the option, the estimated volatility, expected dividend payments and the risk-free interest rate over the expected life of the options.

The company computed the estimated fair values of all option based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The company based its estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on the company’s historical stock volatility. The assumptions used in the company’s Black-Scholes calculations for fiscal 2013, 2012 and 2011 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Option Life (Months)
Fiscal year 2013	0.6%	0%	107%	48
Fiscal year 2012	1.5%	0%	114%	48
Fiscal year 2011	1.8%	0%	107%	48

The Black-Scholes option-pricing model requires the input of highly subjective assumptions. Because the company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of share-based compensation for employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of option-based compensation as circumstances change and additional data becomes available over time, which may result in changes to these assumptions and methodologies. Such changes could materially impact the company’s fair value determination.

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

Results of Operations

Fiscal Year 2013 Compared to Fiscal Year 2012

Revenues were $4,827,000 for the year ended June 30, 2013 compared to $3,188,000 for the prior year period. These results reflect an increase in revenues from our telehealth products and services and from our hosted software services due primarily to new customers and higher transaction volumes.

Cost of revenues increased to $3,454,000 for the year ended June 30, 2013 compared to $2,589,000 for the same period in the prior year, due primarily to the higher telehealth revenues partly offset by lower data center maintenance expenses.

Selling general and administrative (SG&A) expenses increased to $6,816,000 for the year ended June 30, 2013 compared to $6,359,000 for the prior year period. The increase is due primarily to higher selling expenses, legal expenses, special shareholder meeting costs, investor relations expenses and stock option expenses. The prior year also reflects a state payroll tax credit which lowered expenses for the period.

Product development expenses were $1,085,000 for the year ended June 30, 2013 compared to $928,000 for the prior year period. The increase for the current year is due primarily to higher personnel expenses.

Depreciation and amortization expense was $843,000 for the year ended June 30, 2013 compared to $1,019,000 for the prior year period. This change is due primarily to lower expenses for fixed assets and amortization of capitalized software offset in part by the amortization of acquired licenses.

Other expense was $3,978,000 for the year ended June 30, 2013 compared to $645,000 for the prior year period. Other expense consists primarily of the non-cash amortization of the debt discount on the company’s senior secured notes payable for both periods. In fiscal 2013, other expense also includes a non-cash loss of approximately $1,060,000 on the early extinguishment of certain senior secured notes in exchange for Series D preferred stock and warrants to purchase shares of common stock. The amount of the loss is equal to the remaining unamortized debt discount and deferred financing costs related to such notes as of the extinguishment date.

Net loss for the year ended June 30, 2013 was $11,349,000, or $0.45 per share, compared to $8,352,000, or $0.35 per share, for the prior year period. The increase in net loss for the year is due to the increase in non-cash debt discount amortization and the non-cash loss on extinguishment of debt discussed above.

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

Selling general and administrative (SG&A) expenses increased to $6,359,000 for the year ended June 30, 2012 compared to $6,065,000 for the prior year period. The increase is due primarily to higher selling expenses, special shareholder meeting expenses and stock option expenses offset in part by a state payroll tax credit of approximately $115,000.

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

Net loss from continuing and discontinued operations for the year ended June 30, 2012 was $8,352,000, or $0.35 per share, compared to $12,555,000, or $0.59 per share, for the prior year period. The net loss for the year reflects higher revenues offset by the higher expenses and the non-cash debt discount amortization discussed above. The net loss for the prior year period reflects the loss from discontinued operations discussed above, including a non-cash goodwill impairment charge of approximately $5.4 million, offset in part by a gain on the sale of certain non-core assets.

Liquidity and Capital Resources

Overview

Our operations and product development activities have required substantial capital investment to date. Our primary sources of funds have been the issuance of equity and the incurrence of third party debt. In February 2004, we sold 2,680,185 common shares in private placements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506, promulgated thereunder and received net proceeds of approximately $69,100,000 after payment of offering expenses and broker commissions. As described in greater detail in Notes 4, 8, 18 and 20 of Notes to Consolidated Financial Statements; we have completed a number of transactions over the past few years to increase our cash position and monetize non-core assets. In December 2009, we completed a $3,400,000 registered direct offering of shares of common stock and warrants and received net proceeds of approximately $3,500,000 from this financing and the related warrant exercises. In July 2010 we completed the sale of certain non-core assets and received net proceeds of approximately $2,350,000; in October 2010 we completed the sale of $5,000,000 of our securities to institutional and accredited investors in a private placement transaction and received net proceeds of approximately $4,470,000; in April 2011, we completed the sale of all of the shares of capital stock of our wholly-owned subsidiary, Authentidate International AG to Exceet Group, AG, a Swiss corporation, and received net proceeds of approximately $1,300,000; in October 2011 we completed a $4,112,000 registered direct offering of shares of common stock and warrants and received net proceeds of approximately $3,620,000; in March 2012 we sold $4,050,000 of senior secured promissory notes and 3,022,388 warrants to purchase shares of our common stock to accredited investors including several directors, officers and significant stockholders of the company from which we received net proceeds of approximately $4,000,000; and in September 2012 we sold $3,300,000 of senior secured promissory notes and 2,558,139 warrants to purchase shares of our common stock to accredited investors, including several directors and officers and significant stockholders of the company and received net proceeds of approximately $3,250,000. In June 2013, we completed a public offering of 4,683,685 shares of our common stock and 4,683,685 warrants to purchase shares of our common stock and received net proceeds of approximately $3,934,000. We also completed the sale of 665,000 shares of Series D convertible preferred stock and 6,650,000 warrants to purchase shares of our common stock in a private placement pursuant to Regulation D under the Securities Act, as amended, in exchange for the cancellation of $6,500,000 of the senior secured promissory notes discussed above and additional cash proceeds of approximately $150,000. We are using the proceeds from these transactions for working capital and general corporate purposes, including supporting the rollout of our telehealth products and services.

For the year ended June 30, 2013, expenditures for data center equipment and other assets totaled approximately $271,000, expenditures for software licenses and other intangible assets totaled approximately $169,000 and expenditures for the business acquisition discussed above amounted to approximately $31,000. We have developed and intend to continue to develop new applications to grow our business and address new markets.

In August 2012, we filed with the SEC a registration statement on Form S-3 and a pre-effective amendment to such registration statement under the Securities Act in December 2012. The shelf registration, was declared effective by the SEC on December 2012and allows us to sell, from time to time in one or more public offerings, shares of our common stock, shares of our preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of such securities, for proceeds in the aggregate amount of up to $40 million. Following our public offering in June 2012, there is approximately $32 million available under this registration statement for future transactions, subject to SEC limitations. The terms of any such future offerings, if any, and the type of equity or debt securities would be established at the time of the offering. This disclosure shall not constitute an offer to sell or a solicitation of an offer to buy the securities, nor shall there be any sale of these securities in any jurisdiction in which an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Any offer of the securities will be solely by means of the prospectus included in the registration statement and one or more prospectus supplements that will be issued at the time of the offering.

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

Cash Flows

At June 30, 2013, cash, cash equivalents and marketable securities amounted to approximately $3,715,000 and total assets at that date were $13,193,000. Since June 30, 2012 cash, cash equivalents and marketable securities increased by approximately $1,469,000 reflecting the issuance of company securities offset by cash used principally to fund operating losses, product development activities, changes in working capital and capital expenditures during the year ended June 30, 2013. Cash used for the period includes investments in data center and related infrastructure equipment, intangibles and other assets of approximately $440,000, investments in inventory of approximately $550,000 and the payment of incremental legal fees of approximately $360,000. We expect to continue to use cash to fund operating losses, changes in working capital, product development activities and capital expenditures for the foreseeable future.

Net cash used by operating activities for the year ended June 30, 2013 was approximately $5,214,000 compared to $6,513,000 for the prior year period.

Net cash used by investing activities, excluding purchases and sales of marketable securities, was $471,000 for the year ended June 30, 2013 compared to $1,277,000 for the prior year period. This change primarily reflects the asset purchases discussed above for the current period compared to the business acquisition and asset purchases in the prior year.

Net cash provided by financing activities for the year ended June 30, 2013 was approximately $7,154,000 compared to $7,612,000 for the prior year period. These amounts reflect net proceeds primarily from the secured note and public offering transactions in fiscal 2013 and the registered direct offering and secured note transactions in fiscal 2012 discussed above, less the payment of preferred stock dividends.

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

Our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	our relationships with suppliers and customers;

•	the market acceptance of our software and services;

•	the levels of promotion and advertising that will be required to launch our new offerings and achieve and maintain a competitive position in the marketplace;

•	price discounts on our products and services to our customers;

•	our pursuit of strategic transactions;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the level of accounts receivable and inventories that we maintain;

•	capital improvements to new and existing facilities;

•	technological advances;

•	our need to repay our outstanding secured notes; and

•	our competitors’ response to our offerings.

Financing Activities

Except as discussed above, we have not engaged in any external financing activities in fiscal 2013 and 2012.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 250,000 shares of our common stock at a conversion rate of $2.80. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of June 30, 2013, no shares of the Series B preferred stock have been redeemed.

In connection with our private placement of Series D preferred stock in June 2013, we issued 665,000 shares of Series D 5% convertible preferred stock. The Series D preferred stock is convertible into 6,125,024 shares of our common stock at an initial conversion rate of $1.08571 per share. Each share of Series D preferred stock has a stated value of $10.00 per share. The company has the right to repurchase these shares at the stated value per share, plus accrued and unpaid dividends, starting in June 2015 and to require the holders to convert such securities into common stock starting in June 2016. Each holder of our Series D preferred stock has the right to convert such shares into common stock at anytime commencing on the six month anniversary date of the issue date. The Series D preferred stock will pay dividends at the rate of 5% per annum, payable in cash or shares of common stock, at the company’s option subject, however, to limitations required by the Nasdaq stock market. As discussed above, the company also has $850,000 of senior secured promissory notes that mature on October 31, 2013. Accordingly, the repayment of these notes may have an adverse effect on our cash position.

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

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of June 30, 2013 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years
Total operating leases	$1,835	$512	$1,323	$—

On January 15, 2013, we entered into agreements with each of our chief executive officer and chief financial officer in order to continue the compensation modification program implemented in February 2010. Pursuant to these agreements, both officers agreed to a further reduction in their base salary to 70% of their original base salary commencing January 16, 2013 and continuing until the earlier of (i) such time as the company achieves “cash flow breakeven” or (ii) January 15, 2014. Pursuant to these continuation agreements, the term “cash flow breakeven” is defined to mean that the company has achieved positive cash flow from operations for two consecutive fiscal quarters determined by reference to the revenues and other amounts received by the company from its operations. The term “cash flow from operations”, however, shall not include (a) amounts received from the sale, lease or disposition of (i) fixed or capital assets, except for amounts received in the ordinary course of business; or (ii) any subsidiary company; (b) capital expenditures; (c) interest income and expense; and (d) other non-operating items as determined in accordance with generally accepted accounting principles in the United States as consistently applied during the periods involved. In consideration for these agreements, we granted these officers restricted stock units under our 2011 Omnibus Equity Incentive Plan based on (i) 15% of their base salary for the period commencing January 16, 2013 through September 30, 2013 attributable to the incremental 15% reduction in base salary through the expiration date of the prior salary reduction program; plus (ii) 30% of their base salary for the period commencing October 1, 2013 through January 15, 2014. The number of restricted stock units granted was determined by dividing the total amount of base salary that is reduced pursuant to the new modification agreements by the closing price of our common stock on the date of grant. In connection with the program we granted our chief executive officer 62,431 restricted stock units and our chief financial officer 55,972 restricted stock units. Under the prior salary reduction program with these officers in June 2012 we granted our chief executive officer 36,250 options and granted our chief financial officer 32,500 options. The options, which were granted under the company’s 2011 Omnibus Equity Incentive Plan are exercisable for a period of 10 years at an exercise price of $1.30 per share, and along with the restricted stock units, shall only vest upon either the date determined that the company achieves cash flow breakeven, as defined above, or in the event of a termination of employment either without “cause” or for “good reason”, as such terms were defined in the employment agreements we previously entered with each such officer.

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

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2013, we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us.

Present Accounting Standards Not Yet Adopted

In December 2011 the FASB issued Accounting Standards Update (ASU) 2011-11 “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities” which requires disclosure of net and gross positions in covered financial instruments which are (1) offset in accordance with ASC Sections 210-20-45 or 815-10-45, or (2) subject to an enforceable netting or other similar arrangement. The new disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013 and will be required for all prior comparative periods presented. The adoption of this ASU will not impact our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have approximately $210,000 invested in short-term investments as of June 30, 2013. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At June 30, 2013, our unrestricted cash and marketable securities, totaled approximately $3,715,000, of which approximately $210,000 was invested in money market investments. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are annexed hereto at Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our accountants on any accounting or financial disclosures.

ITEM 9A    CONTROLS AND PROCEDURES

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

Management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of June 30, 2013.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal year ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The information set for the under the caption “Sales of Unregistered Securities” in Item 5 of Part II of this Annual Report on Form 10-K regarding issuances of equity securities is incorporated herein by reference.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

Our executive officers and directors are as follows:

Name	Age	Office
J. Edward Sheridan	78	Co-chairman of the Board of Directors
J. David Luce	52	Co-chairman of the Board of Directors
O’Connell Benjamin	64	Chief Executive Officer, President and Director
Todd A. Borus, M.D.	40	Director
Charles C. Lucas III	51	Director
William A. Marshall	61	Chief Financial Officer, Treasurer and Principal Accounting Officer

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

Biographical Information

The principal occupations and brief summary of the background of each director and executive officer is as follows:

Directors and Executive Officers

J. Edward Sheridan joined our board of directors in June 1992 and was appointed as Chairman of the Board on March 2, 2009. Following our annual meeting of stockholders on June 25, 2013, Mr. Sheridan was named co-Chairman. From 1985 to the present, Mr. Sheridan served as the President of Sheridan Management Corp. From 1975 to 1985, Mr. Sheridan served as the Vice President of Finance and Chief Financial Officer of AMF. From 1973 to 1975, he was Vice President and Chief Financial Officer of Fairchild Industries. From 1970 to 1973 he was the Vice President, Corporate Finance of F.S. Smithers. From 1967 to 1970 Mr. Sheridan was the Director of Acquisitions of Westinghouse Electric. From 1964 to 1967 he was employed by Corporate Equities, Inc., a venture capital firm, Mr. Sheridan holds an M.B.A. from Harvard University and a B.A. from Dartmouth College.

J. David Luce joined our board of directors in February 2003. Following our annual meeting of stockholders on June 25, 2013, Mr. Luce was named co-Chairman. From 1990 to August 2009, Mr. Luce was a Senior Vice President of Fixed Income Sales with Barclays PLC (formerly Lehman Brothers). Prior to joining Lehman Brothers, Mr. Luce served as a Vice President, Fixed Income Sales, at Kidder Peabody. Subsequent to his departure from Barclays PLC, Mr. Luce acts as a fixed income portfolio manager at ICC Capital Management and during such time has provided advisory services to the fixed income departments at Elevation LLC and MIP Global, Inc. Mr. Luce graduated from Duke University in 1983 with a B.A. in Economics.

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

Todd A. Borus, M.D., was elected to our board of directors in May 2011 and is a board certified orthopedic surgeon in Vancouver, WA and Portland, OR. Since August 2006, Dr. Borus has been a partner with Northwest Surgical Specialists, a private orthopedic surgery group, based in Vancouver, WA. Dr. Borus is affiliated with the Southwest Washington Medical Center and Legacy Salmon Creek Hospital and since January 2010, Dr. Borus has held the position of Section Chief, Department of Orthopedic Surgery, at Legacy Salmon Creek Hospital. Dr. Borus graduated with a degree in economics from Williams College and attended medical school at the Mount Sinai school of medicine in New York City. His orthopedic surgery training was completed at the University of Michigan. From August 2005 to July 2006, Dr. Borus completed a fellowship training in adult reconstruction and joint replacement surgery at the Brigham and Women’s Hospital, Harvard University, in Boston, MA. In addition, since January 2009, Dr. Borus has served on the Physician Advisory Council of the Southwest Washington Medical Center and currently serves as a consultant to Mako Surgical Corp., a medical device company. Dr. Borus is the brother of Justin Borus, the manager of the general partner of Lazarus Investment Partners, LLP, which is the beneficial owner of approximately 24.9% of our common stock.

Charles C. Lucas III joined our board of directors in December 2012 and is currently the general counsel of Elevation LLC, a position he has held since January 2011. Elevation LLC is an institutional broker-dealer focused on macro-based research and agency execution. Prior to joining Elevation LLC, Mr. Lucas was a partner with The McAulay Firm, an executive search firm, from 1996 to December 2010. Prior to joining The McAulay Firm, Mr. Lucas engaged in the private practice of law with the firm of Robinson, Bradshaw & Hinson, P.A. Mr. Lucas received a Bachelor of Arts degree from the University of North Carolina and a Juris Doctor from the Duke University School of Law. Mr. Lucas is active in numerous civic and philanthropic organizations and since October 2004 has been a Trustee of The Duke Endowment and since 2008 has served on the Board of Visitors of Duke University School of Law. In addition, Mr. Lucas is a past and current member of the Board of Trustees of the University of North Carolina School of the Arts and has served as the Chairman of this Board since 2008.

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

Qualifications of Directors

The following table summarizes the specific experience, qualifications, attributes or skills of our directors that led our Nominating and Corporate Governance Committee to conclude that such person should serve as a director of Authentidate:

Nominees	Relevant Experience and Qualifications
J. Edward Sheridan	Significant leadership, business and financial experience, including previously serving as Vice President and Chief Financial Officer of AMF and Fairchild Industries. Breadth of knowledge about Authentidate’s business given service on our board since 1992 and current service as Chairman.

J. David Luce	Significant business and financial experience, including serving as Senior Vice President with Barclays Capital (formerly Lehman Brothers) and background in private investment banking. Breadth of knowledge about Authentidate’s business as a result of service on our board since 2003.

O’Connell Benjamin	Significant leadership and business experience and technological expertise. Currently serves as our Chief Executive Officer and a member of our board of directors, has served as our President since November 2007 and as our Chief Technology Officer from January 2005 until becoming our President. Served in a number of executive capacities with technology and communications companies, including AT&T Consumer Products, Lucent Technologies and Ibiquity Digital Corporation.

Todd A. Borus, M.D.	Significant knowledge of the healthcare industry and possessing healthcare leadership and management experience through his medical practice, particularly his role as Section Chief, Department of Orthopedic Surgery, at Legacy Salmon Creek Hospital and service on the Physician Advisory Council of the Southwest Washington Medical Center. Experience in advising a medical device company based on his consultancy with Mako Surgical Corp.

Charles C. Lucas	Significant business and legal experience, including his executive positions with Elevation LLC and The McAulay Firm. Significant experience in governance and leadership derived from his positions as a trustee of The Duke Endowment and service on the Board of Visitors of Duke University School of Law and the Board of Trustees of the University of North Carolina School of the Arts.

Meetings of the Board of Directors; Independence

During the fiscal year ended June 30, 2013, our board of directors met on thirteen occasions and acted on unanimous written consent on two occasions. No member of the board of directors attended less than 75% of the aggregate number of (i) the total number of meetings of the board of directors or (ii) the total number of meetings held by all committees of the board of directors during the fiscal year ended June 30, 2013. Our independent directors meet in executive sessions periodically during the course of the year.

Our board of directors currently consists of five individuals, three of whom are currently independent directors as defined in the Marketplace Rules of The NASDAQ Stock Market. Our independent directors are J. Edward Sheridan, Todd A. Borus, M.D. and Charles C. Lucas. The board previously determined that Mr. Waters, who resigned from our board effective May 12, 2013, was independent. Our board determined on August 6, 2009, in connection with its approval of an award of 250,000 options to Mr. Luce that Mr. Luce would no longer satisfy the independence criteria of The NASDAQ Stock Market following such grant as such grant was in consideration for services rendered in connection with our ExpressMD™ Solutions subsidiary and former joint venture.

Committees of the Board of Directors

The board of directors presently has three committees:

•	Audit Committee;

•	Management Resources and Compensation Committee; and

•	Nominating and Corporate Governance Committee.

Audit Committee. The members of the Audit Committee are presently J. Edward Sheridan, Todd A. Borus and Charles C. Lucas. Mr. Sheridan currently serves as chairman of this committee. Mr. Lucas was appointed to the Audit Committee in May 2013 following the resignation of John J. Waters, who served on this committee during the 2013 fiscal year until his resignation. Each of the individuals that currently serve on the Audit Committee is, and that served on the Audit Committee during our fiscal year ended June 30, 2013 was, an independent member of our board of directors. In addition, the board of directors has determined that the members of the Audit Committee that served during fiscal 2013 and at present meet the additional independence criteria required for audit committee membership set forth in Rule 10 A-3 promulgated by the SEC under the Securities Exchange Act of 1934, as amended.

The Audit Committee acts to: (i) acquire a complete understanding of our audit functions; (ii) review with management the finances, financial condition and our interim financial statements; (iii) review with our independent auditors the year-end financial statements; and (iv) review implementation with the independent auditors and management any action recommended by the independent auditors. Our board of directors adopted a Restated and Amended Charter governing the activities of the Audit Committee, which is available on our corporate website at www.authentidate.com under the following tabs: “about us—corporate governance—Board Committees—Audit”. During the fiscal year ended June 30, 2013, the Audit Committee met on four occasions.

Audit Committee Financial Expert. Our board of directors has determined that Audit Committee member J. Edward Sheridan is our audit committee financial expert, as defined under applicable SEC regulations, and is an independent member of our board.

Management Resources and Compensation Committee. The members of the Management Resources and Compensation Committee are currently J. Edward Sheridan, Todd A. Borus, and Charles C. Lucas, each of whom is an independent member of our board of directors. Mr. Waters served on this committee as its chairman during the 2013 fiscal year until his resignation in May 2013. Mr. Lucas was appointed to this committee in February 2013 and we appointed him as the chairman of this committee following Mr. Waters’ resignation. The functions of this committee include administration of our stock option programs and the negotiation and review of all employment agreements of our executive officers. During the fiscal year ended June 30, 2013, this committee held six meetings. The Management Resources and Compensation Committee has authority to select, engage, compensate and terminate independent compensation consultants, legal counsel and such other advisors as it deems necessary and advisable to assist it in carrying out its responsibilities and functions. The Management Resources and Compensation Committee is governed by a written charter approved by our board of directors which is available on our corporate web site at www.authentidate.com under the following tabs: “about us—corporate governance—Board Committees—Management Resources and Compensation”.

Nominating and Corporate Governance Committee. The members of this committee are currently J. Edward Sheridan, Todd A. Borus and Charles C. Lucas, each of whom is an independent member of our board of directors. Mr. Waters served on this committee as its chairman during the 2013 fiscal year until his resignation in May 2013. Following Mr. Waters’ resignation, we appointed Mr. Sheridan as the chairman of this committee and appointed Mr. Lucas as a member of this committee. Our board of directors has adopted a charter governing the activities of the Nominating and Corporate Governance Committee, which may be viewed online on our web site at www.authentidate.com under the following tabs: “about us—corporate governance—Board Committees—Nominating and Corporate Governance”. Pursuant to its charter, this committee’s tasks include reviewing and recommending to the board issues relating to the board’s composition and structure; establishing criteria for membership and evaluating corporate policies relating to the recruitment of board members; implementing and monitoring policies regarding principles of corporate governance in order to ensure the board’s compliance with its fiduciary duties to the company and its stockholders; and making recommendations regarding proposals submitted by stockholders. During the fiscal year ended June 30, 2013, this committee held three meetings.

Executive Committee. We established our Executive Committee on December 7, 2005. During the 2013 fiscal year, the members of this committee were J. David Luce, J. Edward Sheridan and O’Connell Benjamin and Mr. Luce served as chairman of this committee. During the fiscal year ended June 30, 2013, the Executive Committee did not meet and on June 25, 2013, our board decided to suspend the further functioning of this committee. The purpose of the Executive Committee was to exercise the authority of the board when the board is not in session, subject to certain limitations.

Corporate Governance

We maintain a corporate governance page on our corporate web site which includes important information about our corporate governance practices, including our Corporate Governance Principles, our Code of Ethics and Business Conduct, and charters for the committees of the board of directors. The corporate governance page can be found at www.authentidate.com, by clicking on “about us-corporate governance.”

Board Leadership Structure

Pursuant to our corporate governance policies, in the event the board elects to appoint the chief executive officer as the Chairman of the Board, the board shall also appoint an independent member of the board to serve as “Lead Director,” who shall be responsible for coordinating the activities of the other independent directors and to perform various other duties. Both of the co-Chairs of our board are non-employee directors and one of our co-Chairs, J. Edward Sheridan, is an independent director.

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

Lazarus Board Agreement

Under the terms of the Board Nomination and Observer Agreement dated September 25, 2012 (the “Board Agreement”) between us and Lazarus Investment Partners, LLLP (“Lazarus Partners”), we granted Lazarus Partners the right, to be exercised within a 180-day period, to appoint either an observer to our board of directors or to nominate an individual for election to our board of directors. In March 2013, we agreed to extend for 90 days the period within which Lazarus Partners may exercise its right to nominate an individual for election as a director and in June 2013 we agreed to a further 90 day extension. Subsequently, on September 19, 2013, we further amended the Board Agreement to extend by an additional 90 days, to December 18, 2013, the time period within which Lazarus Partners can exercise its right to nominate an individual for election to our board of directors. So long as Lazarus Partners owns 5% or more of our outstanding equity securities it may designate an observer to attend all meetings of our board in a non-voting capacity for a period of two years. In addition, in lieu of designating an observer, so long as it owns at least 10% of our outstanding common stock, Lazarus Partners shall have the right to designate one person to be nominated for election to the board. If Lazarus Partners nominates an individual for election to our board, we shall promptly increase the size of the board, appoint such nominee as a member of the board and, subject to the terms of the Board Agreement, use our best efforts to include such nominee in the slate of nominees recommended for election as a director for three years. Pursuant to the Board Agreement, Mr. Eliot Penn was appointed as an observer to the board, with the rights and limitations as described in the Board Agreement, until the earlier of the second anniversary of the effective date of the Board Agreement, the date on which Lazarus Partners appoints a nominee to serve on the board, or such time as Lazarus Partners ceases to own at least 5.0% of our outstanding equity securities (assuming the conversion of all outstanding shares of convertible preferred stock and exercise of warrants). As of the date hereof, Lazarus Partners has not exercised their right to nominate an individual to our board.

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

The Management Resources and Compensation Committee did not retain outside consultants during the 2013 fiscal year to assist it in implementing these policies or making specific decisions relating to executive compensation. However, the committee does, from time to time, review general information regarding the compensation practices of other companies, including some that may compete with Authentidate for the services of its executives and employees and that information is a factor used by the committee in its decisions and in its general oversight of compensation practices. However, the committee does not use that information to generate specific compensation amounts or targets. Instead, in each compensation decision, the committee exercises its business judgment regarding the appropriateness of types and amounts of compensation in light of the value to the company of specific individuals.

With respect to fiscal 2013 compensation for our executives, the Management Resources and Compensation Committee took into account recommendations made by the Chairman of the Board and chief executive officer of Authentidate with respect to determinations of the types and amounts of compensation to be paid to the other executive officers and also discussed with the Chairman of the Board and the chief executive officer the types and amounts such individuals believed would be appropriate to pay each of them in light of the amounts being recommended for the other executives. Authentidate’s senior management generally applies a similar philosophy and similar policies to determine the compensation of officers and managers who are not executive officers and reports to the Management Resources and Compensation Committee regarding these matters.

Within the context of the overall objectives of our compensation program, we determined the specific amounts of compensation to be paid to each of our executives during fiscal 2013 based on a number of factors including: our understanding of the amount of compensation generally paid by similarly situated companies to their executives with similar roles and responsibilities; our executives’ performance during the fiscal year in general and as measured against predetermined company and individual performance goals; the roles and responsibilities of our executives; the individual experience and skills of, and expected contributions from, our executives; the amounts of compensation being paid to our other executives; our executives’ historical compensation and performance at our company; and any contractual commitments we have made to our executives regarding compensation. Such information is reflected in the Summary Compensation Table under “Executive Compensation” below.

Regarding the compensation of the company’s non-employee directors, during the fiscal year ended June 30, 2012, the Management Resources and Compensation Committee, in June 2011, engaged Frederic W. Cook & Co., Inc., a nationally-recognized compensation consulting firm, to provide advice regarding the company’s non-employee director compensation policies and practices and present the committee with its assessment and recommendations. Following their assessment and taking their recommendations into account, the committee made a recommendation to our board of directors regarding a new equity incentive plan as well as modifications to the company’s then-current director compensation policy. In July 2011, our board of directors adopted the compensation policies recommended by the committee. No changes to these policies were made during the fiscal year ended June 30, 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own, directly or indirectly, more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities we issue. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such reports received by us, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the 2013 fiscal year.

Code of Ethics

On July 31, 2003, our board of directors approved the Code of Ethics and Business Conduct for our company. Our Code of Ethics and Business Conduct covers all our employees and Directors, including our chief executive officer and chief financial officer. During the fiscal year ended June 30, 2013, we did not waive any provisions of the Code of Ethics and Business Conduct. Our Code of Ethics and Business Conduct was filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003. We have also posted our Code of Ethics and Business Conduct on our web site at http://www.authentidate.com, and may be found as follows:

•	From our main web page, first click on “About Us”

•	Then click on “Corporate Governance”

•	Next, under “Corporate Governance,” click on “Code of Ethics”

We will post any amendments to or waivers from our Code of Ethics and Business Conduct at that location.

ITEM 11.    EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our chief executive officer and our chief financial officer (the “Named Executive Officers”), during the fiscal years ended June 30, 2013 and 2012:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (3)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
O’Connell Benjamin,	2013	$226,500	$—	$56,188	$120,075	$—	$—	$—	$402,763
Chief Executive Officer and President (1) (2) (5)	2012	$246,500	$—	$—	$216,350	$—	$—	$—	$462,850

William A. Marshall, Chief Financial Officer and Treasurer (5)	2013	$203,100	$—	$50,375	$—	$—	$—	$—	$253,475
	2012	$221,000	$—	$—	$31,836	$—	$—	$—	$252,836

1.	Mr. Benjamin was appointed to office of President effective November 26, 2007 and was appointed Chief Executive Officer on May 5, 2011.
2.	On September 10, 2012, we entered into a new employment agreement with Mr. Benjamin. The agreement was effective as of such date and expires on September 30, 2013. Mr. Benjamin’s base salary is $290,000 per annum. The employment agreement provides that base salary shall automatically increase by $50,000 per annum in the event that the company achieves cash flow breakeven, as defined in the employment agreement, during the initial term of the agreement. Moreover, Mr. Benjamin shall receive a one-time bonus of $150,000 if our common stock has a closing price at or above $5.20 for 30 consecutive trading days during our fiscal year ending June 30, 2013. In addition, he shall be eligible for an additional bonus in the discretion of the Management Resources and Compensation Committee of not less than 50% of base salary in the event that the company, during the fiscal year ending June 30, 2013, achieves (i) cash flow breakeven and (ii) the company (or its subsidiary) executes firm sales contracts resulting in the sale, during the fiscal year ending June 30, 2013, of at least 10,000 units of the company’s telehealth product offerings. Such events did not transpire.
3.	Our Named Executive Officers may receive a performance-based bonus of up to 50% of their base salary if certain performance targets are met, pursuant to their respective employment agreements with us. As of date hereof, no bonus amounts for fiscal 2013 have been determined or awarded. No bonus amounts were paid for fiscal 2012.
4.	Reflects the grant date fair value of the options granted during the period that are expected to vest. Estimated value of stock options represents the expense as calculated in accordance with FASB Accounting Standards Codification Topic 718: Compensation—Stock Compensation. A discussion of the methods used to calculate these values may be found in Note 2 to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Approximately 150,000 performance based options granted to Mr. Benjamin in fiscal 2012 are currently not expected to vest.
5.	On February 18, 2010 a compensation modification program was implemented. Pursuant to this program Mr. Benjamin and Mr. Marshall accepted a reduction in their current base salary to 85% of their base salary until such time as the company achieves cash flow breakeven, as defined. This continued through January 14, 2013. On January 15, 2013, a modification to the compensation modification program was implemented. Pursuant to this program, Mr. Benjamin and Mr. Marshall accepted a further reduction in their current base salary to 70% of their base salary until the earlier of (i) such time as the company achieves cash flow breakeven or (ii) January 14, 2014. In consideration of such agreements, Mr. Benjamin and Mr. Marshall received restricted stock units of the company’s common stock of 62,431 and 55,972 units, respectively, which will vest as the company achieves cash flow breakeven.

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

On January 15, 2013, we entered into agreements with each of our chief executive officer and chief financial officer in order to continue the compensation modification program implemented in February 2010. Pursuant to these agreements, both officers agreed to a further reduction in their base salary to 70% of their original base salary commencing January 16, 2013 and continuing until the earlier of (i) such time as the company achieves “cash flow breakeven” or (ii) January 15, 2014. Pursuant to these continuation agreements, the term “cash flow breakeven” is defined to mean that the company has achieved positive cash flow from operations for two consecutive fiscal quarters determined by reference to the revenues and other amounts received by the company from its operations. The term “cash flow from operations”, however, shall not include (a) amounts received from the sale, lease or disposition of (i) fixed or capital assets, except for amounts received in the ordinary course of business; or (ii) any subsidiary company; (b) capital expenditures; (c) interest income and expense; and (d) other non-operating items as determined in accordance with generally accepted accounting principles in the United States as consistently applied during the periods involved. In consideration for these agreements, we granted these officers restricted stock units under our 2011 Omnibus Equity Incentive Plan based on (i) 15% of their base salary for the period commencing January 16, 2013 through September 30, 2013 attributable to the incremental 15% reduction in base salary through the expiration date of the prior salary reduction program; plus (ii) 30% of their base salary for the period commencing October 1, 2013 through January 15, 2014. The number of restricted stock units granted was determined by dividing the total amount of base salary that is reduced pursuant to the new modification agreements by the closing price of our common stock on the date of grant. Based on the foregoing, we granted our chief executive officer 62,431 restricted stock units and our chief financial officer 55,972 restricted stock units. The restricted stock units shall only vest upon either the date determined that the company achieves cash flow breakeven, as defined above, or in the event of a termination of employment either without “cause” or for “good reason”, as such terms were defined in the employment agreements we previously entered with each such officer. In addition, in connection with the foregoing, we also amended the vesting for the options granted in February 2010 and 2011 and June 2012 to our employees, including executive officers, under the compensation modification program. The amendment eliminates the specific measurement period to determine whether the vesting criteria of achieving “cash flow breakeven performance” has been satisfied and, accordingly, such options shall not expire if the company does not achieve cashflow breakeven performance by September 30, 2013.

During the fiscal year ended June 30, 2013, the base salary of Mr. Benjamin was $226,500, reflecting the impact of the salary modification agreements discussed above. During fiscal 2013, the base salary of Mr. Marshall was $203,100, also reflecting the salary modification agreements discussed above.

Equity Compensation

Stock option awards provide our executive officers with the right to purchase shares of our common stock at a fixed exercise price typically for a period of up to ten years, subject to continued employment with our company. Stock options are earned on the basis of continued service to us and generally vest over three years, beginning with one-third vesting one year after the date of grant with the balance then vesting in equal monthly installments over the following two year period. Such vesting is intended as an incentive to such executive officers to remain with us and to provide a long-term incentive. However, we have also sought to base vesting of options on overall corporate performance. For example, as discussed above, the options granted to our named executive officers in connection with the compensation modification agreements they entered into with us in February 2010, February 2011 and June 21, 2012 and the restricted stock units awarded in January 2013, will vest either on the date determined that we achieve Cash Flow Breakeven or in the event of a termination of employment either without “cause” or for “good reason”, as such terms are defined in their employment agreements with us.

Options are generally exercisable for a limited period of time after termination of employment (other than termination for cause) if vested, subject to certain rights that were negotiated in connection with the employment agreements we entered into with our named executive officers. We do not require that any portion of the shares acquired be held until retirement, we do not have a policy prohibiting a director or executive officer from hedging the economic risks of his or her stock ownership and we do not have any minimum stock ownership requirements for executive officers. Stock options have been granted pursuant to our 2000 Employees Stock Option Plan (the “2000 Plan”), our 2010 Employee Stock Option Plan (the “2010 Plan”), and our 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). See “Payments Upon Termination or Change-in-Control” for a discussion of the change-in-control provisions related to stock awards. The exercise price of each stock option granted under our equity compensation plans is based on the fair market value of our common stock on the grant date and the Management Resources and Compensation Committee may set the exercise price of the options granted to our named executive officers at a price equal to or greater than the fair market value in order to reinforce the incentive nature of the award. Options granted in fiscal 2013 have an exercise price equal to the market price on the grant date, which was considered appropriate by the Management Resources and Compensation Committee based on the market price of our common stock.

During our 2013 fiscal year, option awards and restricted stock units were granted to our named executive officers in connection with the compensation modification agreements, described in greater detail above. We also granted options to Mr. Benjamin in connection with the extension of his employment agreement described in greater detail below.

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

As described above, on June 21, 2012, we entered into agreements with each of our chief executive officer and our chief financial officer, in order to continue a compensation modification program approved by the Management Resources and Compensation Committee of the board of directors and implemented in February 2010 and on January 15, 2013, we entered into agreements with each of these individuals to modify the compensation program. Pursuant to these new agreements, both our chief executive officer and our chief financial officer agreed to accept a reduction in their base salary to 70% of their current base salary until the earlier of (i) such time as we achieve Cash Flow Breakeven or (ii) January 14, 2014.

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

On September 10, 2012, we entered into a new employment agreement with Mr. Benjamin pursuant to which we continued his employment as our chief executive officer and president. The following is a summary description of the terms of the 2012 employment agreement (the “2012 Employment Agreement”):

•

The 2012 Employment Agreement is effective as of September 10, 2012 and expires September 30, 2013, unless sooner terminated as provided therein. Under the employment agreement, Mr. Benjamin’s base salary is $290,000 per annum; however, Mr. Benjamin agreed to accept 15% of his base salary in the form of employee stock options in accordance with the terms of that certain Compensation Modification Agreement entered into with the company as of June 21, 2012 (which was further reduced pursuant to the January 2013 modification agreement). The employment agreement provides that base salary shall automatically increase by $50,000 per annum in the event that the company achieves cashflow breakeven, as defined in the employment agreement, during the initial term of the agreement.

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

•

Under the agreement, Mr. Benjamin was granted options to purchase 200,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of execution of the employment agreement. This option grant is subject to the following vesting provisions: (i) 75,000 of such options are subject to time-based vesting with 33.3% of the options vesting on the first anniversary of the grant date and the balance of such amount vesting in equal monthly installments thereafter over the subsequent 24 months; (ii) 50,000 of such options shall vest in the event the company

(or its subsidiary) executes firm sales contracts during the fiscal year ending June 30, 2013 for at least 10,000 units of its telehealth product offerings; and (iii) 75,000 of such options shall vest in the event the company achieves “cashflow breakeven” prior to September 30, 2013. To the extent vested, the options are exercisable for a term of ten years.

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

•

Annual bonus targeted at 50% of base salary, in the discretion of the board, or if the board so designates, the Management Resources and Compensation Committee of the board, based on the annual performance of the company, except that the bonus for the fiscal year ending June 30, 2006 was guaranteed, pro rata, from the date his employment commenced. Mr. Marshall was also provided with an allowance of $75,000 for reimbursement of temporary living and relocation expenses and will be covered by health and similar benefits made available to the company’s senior management.

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

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at June 30, 2013 with respect to the Named Executive Officers.

Outstanding Equity Awards At Fiscal Year-End

	Options Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options— Exercisable (#)	Number of Securities Underlying Unexercised Options— Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date (2)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
O’Connell Benjamin	67,500	—		12.56	01/03/15	62,431	(9)	54,315	—	—
	25,000	—		9.00	08/23/15	—		—	—	—
	25,000	—		2.72	08/08/17	—		—	—	—
	50,000	—		2.50	12/05/17	—		—	—	—
	66,667	—	(3)	0.78	05/06/19	—		—	—	—
	—	21,750	(4)	2.02	02/18/20	—		—	—	—
	—	21,750	(5)	0.88	02/04/21	—		—	—	—
	75,000	—		2.28	04/14/21	—		—	—	—
	30,556	19,444	(6)	1.60	09/06/21	—		—	—	—
	—	36,250	(7)	1.30	06/21/22	—		—	—	—
	—	125,000	(8)	1.42	09/10/22

William A. Marshall	150,000	—		9.00	02/15/16	55,972	(9)	48,696	—	—
	25,000	—		2.72	08/08/17	—		—	—	—
	—	19,500	(4)	2.02	02/18/20	—		—	—	—
	—	19,500	(5)	0.88	02/04/21	—		—	—	—
	—	32,500	(7)	1.30	06/21/22	—		—	—	—

(1)	Stock option grants reported in the table above were granted under, and are subject to, our 2000, 2010 and 2011 Plans. The option expiration date shown above is the normal expiration date, and the last date that the options may be exercised. For each Named Executive Officer, the unexercisable options shown above are also unvested. Unvested shares are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. For information regarding the effect on vesting of options on the death, disability or termination of employment of a Named Executive Officer or a change in control of our company, see “Payments Upon Termination or Change in Control” below. If a Named Executive Officer’s employment is terminated by us for cause, options (including the vested portion) are generally forfeited. The exercisable options shown above, and any unexercisable options shown above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement. For a description of the material terms of the Named Executive Officer’s employment agreements, see “Employment Agreements With Named Executive Officers” above.
(2)	Effective January 17, 2007, we amended all of the outstanding options held by our employees solely to modify the expiration date to be ten years from the original grant date.
(3)	On May 6. 2009, O’Connell Benjamin was granted 200,000 options. This option grant vests as follows: 66,667 options are subject to the time-based vesting requirements with 33,3% of such amount vesting on the one year anniversary of the grant date and the balance vesting in equal installments of 33,3% on each of the next two anniversaries of the grant date. The remaining 133,333 shares covered by the option award were subject to performance-based vesting conditions to be met by December 31, 2009. On December 31, 2009, 133,333 options were forfeited since these vesting conditions were not met.

(4)	The options granted on February 18, 2010 were granted in conjunction with the implementation of a compensation modification program. Pursuant to this program Mr. Benjamin and Mr. Marshall accepted a reduction in their current base salary to 85% of their base salary until such time as the company achieves cash flow breakeven. The number of granted options was equal to 15% of their base salary (before the August 2012 one-for-two reverse stock split) and shall only vest and become exercisable upon either the date determined that the company achieves cash flow breakeven or in the event of a termination of employment either for “cause” or “good reason”.
(5)	The options granted on February 4, 2011 were granted in conjunction with the continuation of a compensation modification program. Pursuant to this program Mr. Benjamin and Mr. Marshall continued the reduction in their current base salary to 85% of their base salary until such time as the company achieves cash flow breakeven. The number of granted options was equal to 15% of their base salary (before the one-for-two reverse stock split) and shall only vest and become exercisable upon either the date determined that the company achieves cash flow breakeven or in the event of a termination of employment either for “cause” or “good reason”.
(6)	On September 9, 2011, O’Connell Benjamin was granted 150,000 options. This option grant vests as follows: 50,000 options are subject to the time-based vesting requirements with 33,3% of such amount vesting on the one year anniversary of the grant date and the balance vesting in equal monthly installments thereafter. The remaining 100,000 shares covered by the option award were subject to performance-based vesting conditions to be met by June 30, 2012. On June 30, 2012, 100,000 options were forfeited since these vesting conditions were not met.
(7)	The options granted on June 21, 2012, were granted in conjunction with the continuation of a compensation modification program. Pursuant to this program Mr. Benjamin and Mr. Marshall continued the reduction in their current base salary to 85% of their base salary until such time as the company achieves cash flow breakeven. The number of granted options was equal to 15% of their base salary for the period February 1, 2012 through September 30, 2013 (before the one-for-two reverse stock split) and shall only vest and become exercisable upon either the date determined that the company achieves cash flow breakeven or in the event of a termination of employment either for “cause” or “good reason”.
(8)	On September 10, 2012, O’Connell Benjamin was granted 200,000 options. This option grant vests as follows: 50,000 options are subject to the time-based vesting requirements with 33.3% of such amount vesting on the one year anniversary of the grant date and the balance vesting in equal monthly installments thereafter. The remaining 150,000 shares covered by the award are subject to performance-based vesting conditions to be met by June 30, 2013 for 75,000 options and by September 30, 2013 for 75,000 options. On June 30, 2013, 75,000 options were forfeited since the conditions were not met.
(9)	Restricted stock units granted on January 15, 2013, were granted in conjunction with the continuation of a compensation modification program. Pursuant to this program Mr. Benjamin and Mr. Marshall agreed to a further reduction in their current base salary to 70% of their base salary until the earlier of (i) such time as the company achieves cash flow breakeven or (ii) January 14, 2014. The number of restricted stock units granted is equal to the additional 15% of their base salary for the period through September 30, 2013 and 30% of their base salary for the period October 1, 2013 through January 14, 2014 and shall only vest and become exercisable upon either the date determined that the company achieves cash flow breakeven or in the event of a termination of employment either for “cause” or “good reason”.

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

Without Cause or for Good Reason. Under this 2012 Employment Agreement; if Mr. Benjamin’s employment is terminated without cause, by Mr. Benjamin for good reason, or either (1) we fail to timely notify him or our intent to renew his agreement or (2) after providing such notice, we fail to reach an agreement on a new employment agreement with him prior to the expiration date, then we would be obligated to: (a) pay any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date of termination; (b) pay a severance payment equal to 12 months of his base salary in effect on the termination date, but in no event less than $290,000; and (c) provide for his continued participation in our benefit plans (or comparable plans) for the longer of the natural expiration of the agreement or the end of the month of the one-year anniversary of the termination of his employment. Further, under the 2012 Employment Agreement, in the event of such a termination event, options granted to Mr. Benjamin will be deemed vested and shall be exercisable for the duration of their original term, subject to the conditions of the 2012 Employment Agreement. Restricted stock units will be deemed vested on a pro-rata basis through the termination date.

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

Without Cause or for Good Reason. If Mr. Marshall’s employment is terminated without cause, or by Mr. Marshall for good reason, we would be obligated to: (a) pay any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date of termination; (b) pay a severance payment of 12 months of his base salary in effect on the termination date, but in no event less than $260,000; and (c) provide for his continued participation in our benefit plans (or comparable plans) for the longer of the natural expiration of the agreement or the end of the month of the one-year anniversary of the termination of his employment. Further, in the event of such a termination event, his right to purchase shares of common stock pursuant to any stock option shall immediately fully vest and become exercisable, and the exercise period in which he may exercise his options shall be extended to the duration of their original term. Restricted stock units will be deemed vested on a pro-rata basis through the termination date.

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

Equity Compensation Plans

2011 Omnibus Equity Incentive Plan

Background

At the company’s special meeting of stockholders held on August 23, 2011, our stockholders approved the 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). Our board of directors adopted the 2011 Plan on July 19, 2011, subject to stockholder approval at the special meeting. The 2011 Plan became effective as of August 23, 2011 upon receipt of the requisite stockholder approval. The purpose of the 2011 Plan is to assist us and our subsidiaries in attracting and retaining selected individuals who, serving as our employees, directors, consultants and/or advisors, are expected to contribute to our success and to achieve long-term objectives which will benefit our stockholders through the additional incentives inherent in the awards under the 2011 Plan. The maximum number of shares of our common stock that are available for awards under the 2011 Plan (subject to the adjustment provisions of the 2011 Plan) is 3,350,000 shares. Under the 2011 Plan, options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other share-based awards and performance awards may be granted to eligible participants. Subject to the reservation of authority by our board of directors to administer the 2011 Plan and act as the committee thereunder, the 2011 Plan will be administered by the Management Resources and Compensation Committee, which has the authority to determine the terms and conditions of awards, and to interpret and administer the 2011 Plan. As of September 1, 2013, there were outstanding (i) 866,671 options to purchase shares under the 2011 Plan, with exercise prices ranging from $0.87 to $2.30 and (ii) a total of 708,642 shares granted pursuant to restricted stock awards and restricted stock units under the 2011 Plan.

Our Management Resources and Compensation Committee (the “Committee”) of our board of directors initially began to evaluate the adoption of a new equity-based plan for the company’s non-employee directors as the company’s 2001 Non-Executive Director Stock Option Plan (the “2001 Director Plan”) was set to expire later in 2011. In conducting its evaluation of a new equity plan for directors, and in consultation with Frederic W. Cook & Co., Inc., the Committee determined that the adoption of an omnibus equity incentive plan covering the company’s non-employee directors as well as its employees, executive officers and consultants was more attractive than adopting a stand-alone plan solely for the benefit of the board members. In addition, the Committee and board wished to provide for a more-flexible equity compensation program for all potential participants than that offered under the company’s historical and current equity plans. The Committee also believed that it would simplify the administration of the equity compensation program by consolidating all persons to whom the company may wish to grant equity based awards into one omnibus plan, instead of managing separate plans for each class of persons. Following Frederic W. Cook & Co.’s assessment and recommendations, the Committee recommended to the board, and the board adopted the 2011 Plan, as well as other changes to our director compensation program discussed below.

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

Summary of the 2011 Plan

Shares Available. The maximum number of shares of our common stock that are available for awards under the 2011 Plan (subject to the adjustment provisions described under “Adjustments upon Changes in Capitalization” below), is 3,350,000 shares. If any shares of common stock subject to an award under the 2011 Plan, or an award under the 2010 Employee Plan, are forfeited, expire or are settled for cash (in whole or in part), the shares subject to the award may be used again for awards under the 2011 Plan to the extent of the forfeiture, expiration or cash settlement.

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

Administration. Subject to the reservation of authority by our board of directors to administer the 2011 Plan and act as the committee thereunder, the 2011 Plan will be administered by the Committee. The Committee has the authority to determine the terms and conditions of awards, and to interpret and administer the 2011 Plan.

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

Amendment and Termination. The 2011 Plan may be amended or terminated by our board of directors except that stockholder approval is required for any amendment to the 2011 Plan which increases the number of shares of common stock available for awards under the 2011 Plan, expands the types of awards available under the 2011 Plan, materially expands the class of persons eligible to participate in the 2011 Plan, permits the grant of options or SARs with an exercise or grant price of less than 100% of fair market value on the date of grant, amends the provisions of the 2011 Plan prohibiting the repricing of options and SARs as described above, increases the limits on shares subject to awards, or otherwise materially increases the benefits to participants under the 2011 Plan. The 2011 Plan will expire on the 10th anniversary of the Effective Date, except with respect to awards then outstanding, and no further awards may be granted thereafter.

Other Option Plans

2010 and 2000 Employee Stock Option Plans

In May 2010, our stockholders approved the 2010 Employee Stock Option Plan (the “2010 Plan”) which provided for the grant of options to purchase up to 5,000,000 shares of our common stock. The 2010 Plan served as our primary equity incentive plan for our employees and other eligible participants until the approval by our shareholders of the 2011 Plan. The board of directors unanimously approved the 2010 Plan on January 20, 2010 and our stockholders approved the 2010 Plan on May 19, 2010. Under the terms of the 2010 Plan, options granted there under were designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422 of the Code, or options which do not so qualify (“Non-ISOs”). As of June 30, 2013, there were 443,155 options outstanding under the 2010 Plan, with exercise prices ranging from $0.88 to $2.40.

In March 2001, our stockholders approved the 2000 Employees Stock Option Plan (the “2000 Plan”) which, as amended, provided for the grant of options to purchase up to 5,000,000 shares of our common stock. to our employees, until its expiration in 2010. Under the terms of the 2000 Plan, options granted there under were designated as ISOs or Non-ISOs. As of June 30, 2013, there were 1,270,404 options outstanding under the 2000 Plan, with exercise prices ranging from $0.78 to $13.22.

Plan Administration

The 2010 Plan and 2000 Plan were administered by the Management Resources and Compensation Committee designated by our board of directors. The board or committee had full authority to interpret the 2010 Plan and 2000 Plan and to establish and amend rules and regulations relating thereto.

2001 Non-Executive Director Stock Option Plan

In January 2002, our stockholders approved the 2001 Non-Executive Director Stock Option Plan. Awards were granted under the 2001 Director Plan until the approval by our shareholders of the 2011 Plan to (i) non-executive directors as defined and (ii) members of any advisory board we may establish who are not full-time employees of us or any of our subsidiaries. Under the 2001 Director Plan, each non-executive director was automatically be granted an option to purchase 20,000 shares upon joining the board and an option to purchase 5,000 shares each September 1st thereafter, pro rata, based on the time the director has served during the prior year. The term non-executive director refers to those of our directors who are not otherwise a full-time employee of Authentidate or any subsidiary. In addition, each eligible member of an advisory board will receive, upon joining the advisory board, and on each anniversary of the effective date of his appointment, an option to purchase 2,500 shares of our common stock. The 2001 Director Plan expired ten years following its adoption. As of June 30, 2013, there were 118,750 outstanding options granted under the 2001 Director Plan. The options outstanding have exercise prices ranging from $1.16 to $14.30. As stated above, following the approval of the 2011 Plan by our shareholders, no further awards will be granted under the 2001 Plan. The 2001 Director Plan was administered by either our full board of directors or a committee of the board consisting of not less than two officers who are not entitled to participate in the 2001 Director Plan. The administrator had no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. Options granted under the 2001

Director Plan are not qualified for incentive stock option treatment. The exercise price for options granted under the 2001 Director Plan was 100% of the fair market value of the common stock on the date of grant. The “fair market value” is the closing price of our common stock as reported by Nasdaq.

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

On September 1, 2013, we granted an aggregate of 56,250 options to our non-employee directors pursuant to the 2011 Plan. These options have an exercise price of $0.92. These options are exercisable for a period of ten years from the grant date. The exercise price of such options is equal to the fair market value of our common stock on the grant date, as determined under the 2011 Plan. With respect to such options, upon the termination of service of a director, options shall terminate on the second anniversary of the date of termination of service, except that if termination of service is due to optionee’s death or permanent disability (as determined by the board), the option shall terminate on the earlier of the expiration date of such option or 12 months following the date of death or termination for permanent disability and if an optionee is removed from the board for cause, as determined by the board, the option awards held by such optionee would terminate immediately upon removal.

Through December 2012, non-employee directors continued to have the option to elect to receive up to 100% of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of our common stock issued under the 2011 Plan. Under this program, prior to the commencement of each fiscal year, each non-employee director had the right to elect to receive a percentage (up to 100%) of all cash compensation payable to such non-employee director for the fiscal year ending the following June 30 in restricted shares of our common stock. Notwithstanding the foregoing, however, on one occasion during each fiscal quarter, a non-employee director, prior to the first day of the last month of each fiscal quarter, may notify the company of his decision to modify a prior election, with any such revised allocation to be effective for any subsequent fiscal quarter during the remainder of the fiscal year. If a non-employee director elects to receive a percentage of his or her cash compensation in restricted shares, the number of restricted shares that will be issued to such director will be calculated by dividing the cash amount to be converted into restricted shares by the fair market value of the company’s common stock as of the date the fees are earned, which date shall be deemed to be the last trading day of each fiscal quarter. Fair market value will be determined in accordance with the provisions of the 2011 Plan.

On December 18, 2012, the board approved a modification to our non-employee director compensation policy to require that all director fees be paid in the form of either non-qualified stock options or restricted shares of common stock to be issued under the 2011 Plan, effective January 1, 2013. Each director elected the form of payment to be received. As the company pays director fees on a quarterly basis in arrears, the securities to be issued to our non-employee directors for each fiscal quarter while this policy modification is in effect will be issued following the close of each such fiscal quarter. Under this new policy, if a non-employee director elects to receive payment of director fees in the form of non-qualified stock options, the number of options issued will be calculated by dividing the cash amount to be converted into options by the fair value of an option as determined by the Black-Scholes option pricing model as of the last trading day of each fiscal quarter. If a non-employee director elects to receive payment in restricted shares, the number of shares to be issued to such director will be determined as described above. Restricted shares will be restricted from public resale in accordance with the provisions of Rule 144, as adopted by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The options to be granted to non-employee directors under the 2011 Plan are exercisable for a period of ten years from the grant date. The exercise price of such options shall be equal to the fair market value of our common stock on the grant date, as determined under the 2011 Plan. Upon the termination of service of a director, these options shall remain exercisable to the same extent as pertains to the annual option awards granted to non-employee directors, as described above.

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

A summary of non-executive director compensation for the fiscal year ended June 30, 2013 is as follows:

Summary of Non-Executive Director Compensation

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J. Edward Sheridan	$39,500	$—	$66,381	$—	$—	$—	$105,881

Todd A. Borus	$—	$20,250	$44,400	$—	$—	$—	$64,650

J. David Luce	$—	$42,956	$18,150	$—	$—	$—	$61,106

John J. Waters (4)	$13,251	$36,912	$24,200	$—	$—	$—	$74,363

Charles C Lucas III (5)	$978	$—	$43,031	$—	$—	$—	$44,009

(1)	As of June 30, 2013, each of our current directors had the following number of options outstanding: Mr. Sheridan—131,987; Mr. Luce—63,750; Mr. Lucas—54,765; Mr. Borus—76,459. Includes options issued to certain directors in lieu of cash director fees during fiscal 2013 as follows: Mr. Sheridan—66,987 options; Mr. Borus—36,459 options; and Mr. Lucas—34,765 options.
(2)	For the year ended June 30, 2013, the following directors elected to receive a portion of their cash director fees in shares of restricted common stock. The number of shares earned for service during fiscal 2013 is as follows: Mr. Luce -43,196, Mr. Waters—36,884, and Mr. Borus—18,575. Excludes shares issued to non-employee directors in lieu of cash fees for prior fiscal year periods.
(3)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2013 computed in accordance with FASB Accounting Standards Codification Topic 718: Compensation—Stock Compensation, and thus may include amounts from awards granted in and prior to 2013. A discussion of the methods used to calculate these values may be found in Note 2 to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 2013.
(4)	Mr. Waters resigned from the board effective May 12, 2013. As of June 30, 2013 Mr. Waters had 45,000 options outstanding.
(5)	Mr. Lucas was elected to the board in December 2012.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks between the members of our Management Resources and Compensation Committee and any other entity. At present, Messrs. Sheridan, Borus and Lucas are the members of this committee and Mr. Waters served on this committee during fiscal 2013 before his resignation. During the fiscal year ended June 30, 2013, none of the members of the Management Resources and Compensation

Committee (a) was an officer or employee of the company during the last fiscal year; (b) was formerly an officer of the company or any of its subsidiaries; or (c) had any relationship with the company requiring disclosure under Item 404 of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of September 1, 2013 with respect to (i) each director and each executive officer, (ii) and all directors and executive officers as a group, and (iii) persons (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by us to be the beneficial owner of more than five percent of our common stock. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock that are (a) subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date of this table, (b) shares of common stock issuable upon conversion of shares of convertible preferred stock held by that person that are currently convertible or convertible within 60 days of the date of this table, and (c) shares of common stock issuable upon the vesting of restricted stock units (RSUs) within 60 days of such date. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Common Stock
Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership (++)		Percent of Class (#)
5% Stockholders

Lazarus Investment Partners LLLP 3200 Cherry Creek South Drive, Suite 670 Denver, Colorado 80209	9,802,598	(1)	24.9%

Directors and Executive Officers

O’Connell Benjamin c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	560,427	(2)	1.6%

J. Edward Sheridan c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	178,339	(3)	*

J. David Luce c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	753,802	(4)	2.1%

Todd A. Borus, M.D. c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	138,954	(5)	*

	Common Stock
Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership (++)		Percent of Class (#)
Charles C. Lucas III c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	66,015	(6)	*

William A. Marshall c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	395,704	(7)	1.1%

Directors and Executive Officers as a group (2)(3)(4)(5)(6)(7)	2,093,241		5.7%

++	Unless otherwise indicated below, each director, officer and 5% stockholder has sole voting and sole investment power with respect to all shares that it beneficially owns.
#	Based on 35,360,227 shares of common stock outstanding as of September 1, 2013.
*	Represents less than 1% of the issued and outstanding shares of common stock.
(1)	Based on Schedule 13D/A filed by the listed stockholder on April 12, 2013 and reports on Form 4 filed subsequent to such date. The securities reported on this table as beneficially owned by Lazarus Management Company, LLC (“Lazarus Management”) are held by or for the benefit of Lazarus Investment Partners LLLP (“Lazarus Partners”). Includes warrants to purchase an aggregate of 4,001,242 shares of common stock. Excludes 1,842,113 shares of common stock issuable upon conversion of 200,000 shares of Series D preferred stock and warrants to purchase 2,000,000 shares of common stock, which shares of preferred stock may not be converted and which warrants may not be exercised, until December 20, 2013. Lazarus Management, as the investment adviser and general partner of Lazarus Partners, and Justin B. Borus, as the managing member of Lazarus Management, may be deemed to beneficially own the securities held by Lazarus Partners for the purposes of Rule 13d-3 of the Securities Exchange Act of 1934, insofar as they may be deemed to have the power to direct the voting or disposition of those securities. Neither the filing of this report nor any of its contents shall be deemed to constitute an admission that Lazarus Management or Mr. Borus is, for any other purpose, the beneficial owner of any of the securities, and each of Lazarus Management and Mr. Borus disclaims beneficial ownership as to the securities, except to the extent of his or its pecuniary interests therein.
(2)	Includes vested options to purchase 364,723 shares of common stock and excludes unvested options to purchase 199,194 shares of common stock, of which 75,000 unvested options are subject to achieving certain performance-based vesting conditions by September 30, 2013, which are not expected to be satisfied. Includes warrants to purchase an aggregate of 103,204 shares of common stock. Also excludes (i) 62,431 restricted stock units issued in January 2013, which are subject to vesting requirements, (ii) 92,106 shares of common stock issuable upon conversion of 10,000 shares of Series D preferred stock, which shares of preferred stock may not be converted until December 20, 2013, (iii) warrants to purchase 100,000 shares of common stock, which may not be exercised until December 20, 2013, and (iv) securities issuable pursuant to the Put/Call Option to acquire an additional 17,500 shares of Series D preferred stock and 175,000 additional warrants.
(3)	Includes vested options to purchase 141,987 shares of common stock.
(4)

Includes vested options to purchase 75,000 shares of common stock. Includes 538,877 shares of common stock owned by Duke 83, LLC. Excludes unvested options to purchase 250,000 shares of common stock. Excludes warrants to purchase 2,824,829 shares of common stock issued in connection with our issuances of secured notes during 2012 which are held by an entity affiliated with the reporting person and his spouse, which contain a blocker provision under which the holder thereof does not have the right to exercise such warrant to the extent that such exercise would result in beneficial ownership by the holder thereof or any of its affiliates, of more than 4.9% of our common stock. Also excludes (i) warrants to purchase an aggregate of 2,650,000 shares of common stock and (ii) 2,440,799 shares of common stock issuable upon conversion of 265,000 shares of Series D preferred stock which were issued June 20, 2013 in our Series D preferred stock financing to an entity affiliated with the reporting person and his spouse, which securities contain a blocker provision under which the holder thereof does not have the right to exercise or convert such securities to the extent that such event would result in the holder or any of its affiliates acquiring more than 4.9% of our common stock. Also excludes securities issuable pursuant to the Put/Call Option to acquire an additional 17,500 shares of Series D preferred stock and 175,000 additional warrants.

(5)	Includes vested options to purchase 91,459 shares of common stock. Excludes warrants to purchase 25,000 shares of common stock which warrants may not be exercised until December 20, 2013. Excludes 23,026 shares of common stock issuable upon conversion of 2,500 shares of Series D preferred stock, which shares of preferred stock may not be converted until December 20, 2013. Dr. Borus is the brother of the manager of the general partner of Lazarus Investment Partners, LLLP; however, Dr. Borus expressly disclaims beneficial ownership interest in our securities which are beneficially owned by Lazarus Investment Partners.
(6)	Includes vested options to purchase 66,015 shares of common stock.
(7)	Includes vested options to purchase 175,000 shares of common stock and warrants to purchase 103,204 shares of common stock. Excludes unvested options to purchase 71,500 shares of common stock and 55,972 restricted stock units issued in January 2013, which are subject to vesting requirements. Excludes 92,106 shares of common stock issuable upon conversion of 10,000 shares of Series D preferred stock, which shares of preferred stock may not be converted until December 20, 2013 and warrants to purchase 100,000 shares of common stock, which may not be exercised until December 20, 2013.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of June 30, 2013 which consisted of the 2011 Plan, the 2010 Employee Stock Option Plan, 2000 Employee Stock Option Plan, as amended, and the 2001 Non-Employee Director Stock Option Plan, as amended. Information concerning each of the aforementioned plans is set forth above.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)
Equity Compensation Plans Approved by Stockholders	3,219,000	(1)	$3.23	1,920,000	(2)
Equity Compensation Plans Not Approved by Stockholders	560,000	(3)	1.90	N/A

Total	3,779,000		$3.03	1,920,000

(1)	Includes 119,000 options issued pursuant to our 2001 Director Plan, as amended, 1,714,000 options issued to employees pursuant to our 2000 Plan and 2010 Plan and 1,386,000 options issued pursuant to our 2011 Plan; but does not include 60,000 options granted under our 2011 Plan on September 1, 2013.
(2)	Reflects the remaining shares available for issuance as of June 30, 2013 pursuant to our 2011 Plan.
(3)	See Note 12 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information related to common stock purchase warrants issued to certain consultants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, we have not entered into any material transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of our common stock since the beginning of our last fiscal year. For information concerning employment and indemnification agreements with, and compensation of, our executive officers and directors, see the disclosure in the section of this Annual Report on Form 10-K captioned “Executive Compensation” and “Summary of Non-Executive Director Compensation”.

On August 6, 2009, the board of directors agreed to award options to purchase 250,000 shares of common stock to Mr. J. David Luce, a member of the board of directors as a fee for services rendered in connection with our ExpressMD™ Solutions joint venture (the “Joint Venture”). The options were awarded under our 2000 Plan and are exercisable for a period of ten years at a per share exercise price of $4.00, subject to vesting conditions. The options initially provided that they will vest solely in the event that the Joint Venture (or a successor) achieves revenues in the aggregate amount of at least $5,000,000 prior to the second anniversary of the option grant date (the “Target Date”). In the event such metric is achieved, 125,000 options will vest. The remaining options will vest only if the Joint Venture (or a successor) achieves revenues in the aggregate amount of $10,000,000 prior to the Target Date. Due to the this arrangement, the company’s board of directors determined that Mr. Luce no longer satisfies the criteria for independence under the applicable rules of the Nasdaq Stock Market and accordingly, Mr. Luce resigned from his membership on the company’s Management Resources and Compensation Committee and Nominating and Corporate Governance Committee. Mr. Luce, however, continues to serve as a member of the company’s board of directors. Following earlier amendments to the vesting terms of this option award that extended the Target Date to the fourth anniversary of the date of grant, the company, on August 5, 2013, further amended the vesting terms to provide that the Target Date shall be the sixth anniversary of the date of grant.

On October 12, 2010, we entered into a securities purchase agreement with certain institutional and accredited investors to sell and issue $5.0 million of units of our securities and in the aggregate, we sold 1,250,000 units of securities, at a price of $4.00 per unit. The units consisted of a total of 3,750,000 shares of common stock, 1,250,000 shares of Series C preferred stock and 3,125,000 warrants. This transaction closed on October 13, 2010. As a result of the consummation of the offering, two investors, Lazarus Investment Partners LLLP and AQR Capital Management LLC, subsequently filed reports on Schedule 13G indicating that following such transaction, such persons became beneficial owners of in excess of 5% of our common stock. Subsequently, in May 2011, our stockholders elected Dr. Todd A. Borus to serve on our board of directors. Dr. Borus is the brother of the manager of the general partner of Lazarus Investment Partners, LLLP. Dr. Borus was reelected as a director by our stockholders at each of our subsequently held annual meetings.

On March 9, 2012, we entered into securities purchase agreements with certain accredited investors pursuant to which the company agreed to sell and issue to the investors an aggregate principal amount of $4,050,000 of senior secured promissory notes and common stock purchase warrants to purchase a total of 3,022,388 shares of its common stock for gross proceeds of $4,050,000. The notes are senior secured promissory notes and are not convertible into equity securities of the company and, as amended, are due and payable on the first to occur of October 31, 2012 or the consummation of a subsequent financing, as defined. The notes are secured by a first priority lien on all of the company’s assets in accordance with, and subject to, a security agreement between the company and the investors. The warrants are exercisable for a period of 54 months commencing on the six month anniversary of the date on which they are issued and have an initial exercise price of $1.34 per share. The closing of this financing occurred on March 14, 2012. The following investors that participated in the financing are or at such time were related parties of the company. J. David Luce, a member of our board of directors, agreed to purchase an aggregate principal amount of $1,500,000 of notes and 1,119,403 warrants through three separate affiliated entities and John J. Waters, who was a member of our board of directors at such time, agreed to purchase an aggregate principal amount of $150,000 of notes and 111,940 warrants. In addition, our chief executive officer and a member of our board of directors, O’Connell Benjamin, and our chief financial officer, William Marshall, each agreed to purchase an aggregate principal amount of $50,000 of notes and 37,313 warrants. Further, Lazarus Investment Partners LLLP, which was the beneficial owner of approximately 16.2% of our outstanding shares of common stock immediately prior to the offering, agreed to purchase an aggregate principal amount of $1,000,000 of notes and 746,269 warrants. The participation by these investors was on the same terms as the other investors in the offering. The disclosures above regarding the relationships between our company, Lazarus Investment Partners, LLLP, and Todd A. Borus, M.D., are incorporated herein by reference.

On September 24, 2012, we entered into a securities purchase agreement with certain accredited investors pursuant to which we agreed to sell and issue to the investors an aggregate principal amount of $3,300,000 of senior secured promissory notes and common stock purchase warrants to purchase a total of 2,558,139 shares of common stock for gross proceeds of $3,300,000. The notes are senior secured promissory notes and are not convertible into equity securities of the company and are due and payable on the first to occur of October 31, 2013 or the consummation of a subsequent financing, as defined. The notes are secured by a first priority lien on all of the company’s assets in accordance with, and subject to, a security agreement between the company and the investors. The warrants are exercisable for a period of 54 months commencing on the six month anniversary of the date on which they are issued and have an initial exercise price of $1.34 per share. The closing of this financing occurred on September 28, 2012. The following investors that participated in this financing are related parties of the company. An entity affiliated with J. David Luce, a member of our board of directors, and his spouse, agreed to purchase an aggregate principal amount of $1,150,000 of notes and 891,473 warrants and our chief executive officer and a member of our board of directors, O’Connell Benjamin, and our chief financial officer, William Marshall, each agreed to purchase an aggregate principal amount of $50,000 of notes and 38,760 warrants. Further, Lazarus Investment Partners LLLP, which was the beneficial owner of approximately 23.8% of our outstanding shares of common stock immediately prior to the offering, agreed to purchase an aggregate principal amount of $1,000,000 of notes and 775,194 warrants. The participation by these investors was on the same terms as the other investors in the offering. The disclosures above regarding the relationships between our company, Lazarus Investment Partners, LLLP, and Todd A. Borus, M.D., are incorporated herein by reference.

On September 24, 2012, we also entered into an agreement with the holders of the majority of our outstanding senior secured promissory notes issued in March 2012, to extend the maturity date of such notes to October 31, 2013 and grant pari passu rights to the new notes issued on September 28, 2012. In connection with and in consideration of this extension, we agreed to issue the note holders warrants to purchase an aggregate of 2,197,674 shares of common stock with the same terms as the warrants issued to the new note holders. Due to their ownership of secured notes issued in March 2012, we issued extension warrants to the following related parties: entities affiliated with Mr. Luce were issued a total of 813,953 extension warrants; John Waters, a former director, was issued 81,395 extension warrants, each of the company’s chief executive officer and chief financial officer were issued 27,131 extension warrants and Lazarus Investment Partners was issued 542,636 extension warrants. In addition, we also entered into the Board Nomination and Observer Agreement with Lazarus Investment Partners in September 2012 pursuant to which we granted it the right to appoint either an observer to our board of directors or to nominate an individual for election to our board of directors. For more information about this agreement, see the summary above under the caption “Lazarus Board Agreement”.

On March 22, 2013, we entered into an agreement with certain purchasers that were a party to the securities purchase agreement dated October 12, 2010 (the “2010 Purchase Agreement”) and who held a majority of the currently outstanding securities sold by us in our October 2010 private placement, to amend the terms of the 2010 Purchase Agreement, in order to provide for a six-month restriction on the transferability of the shares of common stock issuable upon conversion (the “Conversion Shares”) of the Series C preferred stock. We entered into this amendment agreement with the purchasers holding a majority of the outstanding securities which were issued under the 2010 Purchase Agreement, including Lazarus Investment Partners, LLLP, which as of the record date for our special meeting held on April 5, 2013, owned approximately 23.8% of our common stock and 40% of our Series C preferred stock. At the special meeting of stockholders held on April 5, 2013, our stockholders approved the automatic conversion of the outstanding shares of Series C preferred stock into an aggregate of

3,551,541 shares of common stock, including 1,051,541 shares of common stock issued in lieu of accrued but unpaid dividends on the Series C preferred stock. Lazarus Investment Partners was issued 1,420,616 shares of common stock upon conversion of the shares of Series C preferred stock held by it. In addition, we issued an aggregate of 1,420,616 shares of common stock upon conversion of the shares of Series C preferred stock to certain funds affiliated with AQR Capital Management LLC. In connection with the execution of this amendment agreement, on March 22, 2013, we also amended the Board Nomination and Observer Agreement that we entered into with Lazarus Investment Partners in September 2012 to extend for 90 days the time period within which Lazarus Investment Partners must decide whether to nominate an individual for election to our board of directors. The disclosures above regarding the relationships between our company, Lazarus Investment Partners, LLLP, and Todd A. Borus, M.D., are incorporated herein by reference.

As of June 11, 2013, we entered into a securities purchase agreement with certain accredited investors pursuant to which we agreed to issue a total of 665,000 shares of Series D preferred stock and warrants to purchase 6,650,000 shares of common stock. The shares of Series D preferred stock and warrants were sold as units, with each unit consisting of one share of Series D preferred stock and ten warrants. Investors that held an aggregate principal amount of $6,500,000 of senior notes agreed to surrender their notes in consideration of the issuance of the shares of Series D preferred stock and warrants and other investors purchased $150,000 of such securities. At closing, which occurred on June 20, 2013, we received an aggregate of $6,650,000 in cancellation of indebtedness and the $150,000 of additional funds. An aggregate principal amount of $4,850,000 of the senior notes surrendered in this transaction were held by certain of our officers, directors and our largest stockholder, as follows: an entity affiliated with J. David Luce, a member of our board of directors, and his spouse, held an aggregate principal amount of $2,650,000 of senior notes, and O’Connell Benjamin, our chief executive officer and a member of our board of directors, and our chief financial officer, William Marshall, each held an aggregate principal amount of $100,000 of senior notes. The parties affiliated with Mr. Luce purchased 265,000 shares of Series D preferred stock and 2,650,000 warrants and each of Mr. Benjamin and Mr. Marshall purchased 10,000 shares of Series D preferred stock and 100,000 warrants. Further, Lazarus Investment Partners LLLP, which was the beneficial owner of approximately 24.9% of our outstanding shares of common stock immediately prior to this transaction, held an aggregate principal amount of $2,000,000 of senior notes. We issued to Lazarus Investment Partners a total of 200,000 shares Series D preferred stock and 2,000,000 warrants. The manager of the general partner of Lazarus Investment Partners, LLLP, is the brother of Dr. Todd A. Borus, a member of our board of directors. In addition, Dr. Todd A. Borus participated in this transaction as an investor and purchased 2,500 shares of Series D preferred stock and 25,000 warrants.

In connection with the Series D preferred stock transaction, our chief executive officer, O’Connell Benjamin and a member of our board of directors, David Luce, agreed to grant a holder of senior notes an option to require them to purchase from him, commencing October 15, 2013, an aggregate of $350,000 of shares of Series D preferred stock and 350,000 warrants pursuant to the terms and conditions of a Put/Call Option Agreement. Under the Put/Call Option Agreement, if the holder declines to exercise its right to require the sale of these securities to Messrs. Luce and Benjamin, then they shall thereafter have a 30-day right to purchase all of such securities from the holder. Under this arrangement, each of Mr. Luce and Mr. Benjamin could acquire 50% of these additional securities.

In addition, in connection with the foregoing, we further amended our Board Nomination and Observer Agreement with Lazarus Investment Partners LLLP. Under this amendment, we again extended by 90 days, to September 19, 2013, the time period within which Lazarus Investment Partners must decide whether to nominate an individual for election to our board of directors. Subsequent to the fiscal year end, we further amended this agreement to extend Lazarus Investment Partners’ right to nominate an individual to our board by an additional 90 days.

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

Independence of our Board of Directors and its Committees

The listing rules established by the Nasdaq Stock Market, LLC require that a majority of the members of a listed company’s board of directors qualify as “independent” as affirmatively determined by the board, meaning that each independent director has no direct or indirect material relationship with a company other than as a director and/or a stockholder. Our board of directors consults with legal counsel to ensure that our board’s determination with respect to the definition of “independent” is consistent with current Nasdaq listing rules. Our board of directors reviewed all relevant transactions or relationships between each director, or any of his family members, and our company and has affirmatively determined that each of our directors, other than J. David Luce and O’Connell Benjamin, are independent directors under the applicable guidelines noted above. In considering their independence, our board considered each of the relationships and transactions involving our directors described above under the caption “Certain Relationships and Related Transactions and Director Independence”. Our board of directors currently has three active committees: the Audit Committee, the Management Resources and Compensation Committee and the Nominating and Corporate Governance Committee. All of the members of our Audit Committee meet the standards for independence required under current Nasdaq Stock Market listing rules, SEC rules, and applicable securities laws and regulations. All of the members of our Management Resources and Compensation Committee and our Nominating and Corporate Governance Committee satisfy the applicable independence standards.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The board of directors of Authentidate has selected EisnerAmper LLP (formerly Eisner LLP) as its independent registered public accounting firm for the current fiscal year. During the 2013 fiscal year, the audit services provided by EisnerAmper LLP consisted of an audit of the financial statements and services related to filings with the SEC. The following table presents the total fees billed for professional audit and non-audit services rendered by our independent registered public accounting firm for the years ended June 30, 2013 and 2012, and fees billed for other services rendered by our independent registered public accounting firm during those periods.

	Year Ended June 30,
	2013	2012
Audit Fees (1)	$138,000	$260,000

Total	$138,000	$260,000

(1)

Audit services consist of audit work performed on financial statements, audit work performed on internal control over financial reporting, reviews of Annual Reports on Form 10-K, reviews of financial statements and related Quarterly Reports on Form 10-Q during the fiscal year, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including consents for registration statement filings and responding to SEC comment letters on annual and quarterly filings. During the fiscal years ended June 30, 2013 and 2012, all reported amounts were for services provided by EisnerAmper LLP.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following Financial Statements of AHC are set forth below:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of June 30, 2013 and 2012;

•	Consolidated Statements of Operations and Comprehensive Operations for the years ended June 30, 2013, 2012 and 2011;

•	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2013, 2012, and 2011;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2013, 2012, and 2011; and

•	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

There are no schedules required for any of the years in the three year period ended June 30, 2013 pursuant to item 15 (d)

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

Dated: September 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ J. EDWARD SHERIDAN J. Edward Sheridan	Co-Chairman of the Board	September 26, 2013

/s/ J. DAVID LUCE J. David Luce	Co-Chairman of the Board	September 26, 2013

/s/ O’CONNELL BENJAMIN O’Connell Benjamin	Chief Executive Officer, President and Director	September 26, 2013

/s/ TODD A. BORUS, M.D. Todd A. Borus, M.D.	Director	September 26, 2013

/s/ CHARLES C. LUCAS III Charles C. Lucas III	Director	September 26, 2013

/s/ WILLIAM A. MARSHALL William A. Marshall	Chief Financial Officer and Principal Accounting Officer	September 26, 2013

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

Item No.	Description
2.1	Share Purchase Agreement by and among Authentidate Holding Corp. and Exceet Group, dated March 9, 2011 (filed as exhibit 2.1 to Current Report on Form 8-K filed on April 7, 2011).

2.2	Joint Venture Termination Agreement dated November 21, 2011 (filed as Exhibit 2.1 to Current Report on Form 8-K filed on November 28, 2011).

3.1	Certificate of Incorporation of Bitwise Designs, Inc.-Delaware (Exhibit 3.3.1 to Registration Statement on Form S-18, File No. 33-46246-NY).

3.1.1	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

3.1.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit C to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

3.1.3	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 23, 2011).

3.1.4	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 30, 2012).

3.2	Certificate of Designation of Series B Preferred Stock (filed as Exhibit 3.2.1 to Form 10-KSB dated October 4, 1999).

3.2.1	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series B Convertible Preferred Stock (filed as Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2002).

3.3	Certificate of Designations, Preferences and Rights and Number of Shares of Series C 15% Convertible Redeemable Preferred Stock (filed as Exhibit 4.2 to Current Report on Form 8-K filed on October 14, 2010).

3.3.1	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series C15% Convertible Redeemable Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K filed on April 11, 2012).

3.3.2	Certificate of Designations, Preferences and Rights and Number of Shares of Series D Convertible Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K filed on June 12, 2013).

3.4	By-Laws, as amended (filed as Exhibit 3.2.1 to Form 10-Q for the quarter ended March 31, 2004).

3.4.1	Amendment to By-laws (filed as Exhibit 3.1 to Current Report on Form 8-K, dated November 15, 2007).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY).

4.2	Form of Series B Preferred Stock Certificates (filed as Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494).

Item No.	Description
4.3	Form of Warrant issued to Placement Agent dated December 7, 2009 (filed as Exhibit 4.2 to Current Report on Form 8-K dated December 8, 2009).

4.4	Form of Warrant granted pursuant to Standby Commitment dated September 22, 2009 (filed as Exhibit 4.6 to Annual Report on Form 10-K for the fiscal year ended June 30, 2010).

4.5	Form of Warrant granted to consultant (filed as Exhibit 4.6 to Annual Report on Form 10-K for the fiscal year ended June 30, 2010).

4.6	Form of Warrant issued in private placement from October 2010 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on October 14, 2010).

4.7	Form of Series C Preferred Stock Certificate (filed as Exhibit 4.3 to Registration Statement on Form S-3, Filed No. 333-17060).

4.8	Form of Warrant (filed as Exhibit 4.1 to Current Report on Form 8-K dated October 12, 2011).

4.9	Form of Senior Promissory Note issued March 14, 2012 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on March 14, 2012).

4.10	Form of Warrants issued March 14, 2012 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on March 14, 2012).

4.11	Form of Warrants issued April 10, 2012 (filed as Annex C to Definitive Proxy Statement dated March 13, 2012).

4.12	Form of Senior Promissory Notes issued September 28, 2012 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on September 28, 2012).

4.13	Form of Warrants issued September 28, 2012 (filed as Exhibit 4.2 to Current Report on Form 8-K filed on September 28, 2012).

4.14	Form of Extension Warrants issued September 28, 2012 (filed as Exhibit 4.3 to Current Report on Form 8-K filed on September 28, 2012).

4.15	Warrant issued as of December 1, 2012 (filed as Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2012).

4.16	Form of Warrant Agreement between Authentidate Holding Corp. and Continental Stock Transfer Company, including form of certificate of warrants issuable to investors pursuant to Underwriting Agreement (filed as Exhibit 4.1 to Current Report on Form 8-K filed on June 12, 2013).

4.17	Specimen of Series D Convertible Preferred Stock Certificate (filed as Exhibit 4.2 to Current Report on Form 8-K filed on June 12, 2013).

4.18	Form of Warrant issuable pursuant to Securities Purchase Agreement dated June 11, 2013 (filed as Exhibit 4.3 to Current Report on Form 8-K filed on June 12, 2013).

10.1§§	2000 Employee Stock Option Plan, as amended (filed as Exhibit B to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

10.2§§	Form of Stock Option Award Pursuant to 2000 Employee Stock Option Plan, as amended (filed as Exhibit 10.30.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.3§§	Form of Stock Option Award Pursuant to 2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit 10.31.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.4	Lease Agreement dated as of July 5, 2005 between Authentidate Holding Corp. and The Connell Company (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 11, 2005).

Item No.	Description
10.5§§	Employment Agreement between William A. Marshall and Authentidate Holding Corp. (filed as Exhibit 10.1 to Current Report on Form 8-K dated February 15, 2006).

10.6§§	Compensation Modification Agreement with O’Connell Benjamin (filed as Exhibit 10.1 to Current Report on Form 8-K dated February 22, 2010).

10.7§§	Compensation Modification Agreement with William Marshall (filed as Exhibit 10.2 to Current Report on Form 8-K dated February 22, 2010).

10.8§§	2010 Employee Stock Option Plan (filed as Exhibit A to definitive Proxy Statement dated April 14, 2010).

10.9§§	Form of Stock Option Award Pursuant to 2010 Employee Stock Option Plan (filed as Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended June 30, 2010).

10.10§§	2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit 10.2 to Current Report on Form 8-K dated May 25, 2010).

10.11	Form of Securities Purchase Agreement dated October 12, 2010 by and among Authentidate Holding Corp. and the Investors named therein (filed as Exhibit 10.1 to Current Report on Form 8-K filed on October 14, 2010).

10.12	Form of Registration Rights Agreement dated October 12, 2010 by and among Authentidate Holding Corp. and the Investors named therein (filed as Exhibit 10.2 to Current Report on Form 8-K filed on October 14, 2010).

10.13§§	Compensation Modification Agreement with O’Connell Benjamin (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2010).

10.14§§	Compensation Modification Agreement with William Marshall (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2010).

10.15++	Contract Award from U.S. Department of Veterans Affairs (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.16§§	2011 Omnibus Equity Incentive Plan (filed as Appendix A to the definitive proxy statement dated July 27, 2011).

10.17§§	Form of Incentive Stock Option Grant Agreement under the 2011 Omnibus Equity Incentive Plan (filed as Exhibit 10.32 to the Annual Report on Form 10-K for the year ended June 30, 2011).

10.18§§	Form of Non-Statutory Stock Option Grant Agreement under the 2011 Omnibus Equity Incentive Plan (filed as Exhibit 10.33 to the Annual Report on Form 10-K for the year ended June 30, 2011).

10.19	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to Current Report on Form 8-K dated October 12, 2011).

10.20++	Intellectual Property License and Supply Agreement dated November 21, 2011 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on November 28, 2011).

10.21	Registration Rights Agreement dated November 21, 2011 (filed as Exhibit 10.2 to Current Report on Form 8- filed on November 28, 2011).

10.22	Form of Securities Purchase Agreement dated March 9, 2012 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on March 14, 2012).

10.23	Form of Security Agreement dated March 9, 2012 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on March 14, 2012).

Item No.	Description
10.24	Form of Amendment to Security Agreement dated March 28, 2012 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on March 30, 2012).

10.25§§	Compensation Modification Agreement dated June 21, 2012 with O’Connell Benjamin (filed as Exhibit 10.1 to Current Report on Form 8-K filed on June 27, 2012).

10.26§§	Compensation Modification Agreement dated June 21, 2012 with William A. Marshall (filed as Exhibit 10.2 to Current Report on Form 8-K filed on June 27, 2012.

10.27	Form of Indemnification Agreement (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2012).

10.28§§	Employment Agreement between the Company and O’Connell Benjamin dated September 10, 2012 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on September 12, 2012).

10.29	Form of Securities Purchase Agreement dated September 24, 2012 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 28, 2012).

10.30	Form of Security Agreement dated September 24, 2012 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on September 28, 2012).

10.31	Form of Amendment Agreement dated September 24, 2012 (filed as Exhibit 10.3 to Current Report on Form 8-K filed on September 28, 2012).

10.32	Board Nominating and Observer Agreement between the Company and Lazarus Investment Partners, LLLP (filed as Exhibit 10.4 to Current Report on Form 8-K filed on September 28, 2012).

10.33§§	Compensation Modification Agreement with O’Connell Benjamin (filed as Exhibit 10.1 to Current Report on Form 8-K filed on January 17, 2013).

10.34§§	Compensation Modification Agreement with William A. Marshall (filed as Exhibit 10.2 to Current Report on Form 8-K filed on January 17, 2013).

10.35§§	Amendment to Employment Agreement with O’Connell Benjamin (filed as Exhibit 10.3 to Current Report on Form 8-K filed on January 17, 2013).

10.36§§	Amendment to Employment Agreement with William A. Marshall (filed as Exhibit 10.4 to Current Report on Form 8-K filed on January 17, 2013).

10.37§§	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.5 to Current Report on Form 8-K filed on January 17, 2013).

10.38	Form of Amendment Agreement dated March 22, 2013 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on March 27, 2013).

10.39	Amendment to Board Nomination and Observer Agreement dated March 22, 2013 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on March 27, 2013).

10.40	Form of Securities Purchase Agreement dated June 11, 2013 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on June 12, 2013).

10.41	Form of Supplement to Securities Purchase Agreement (filed as Exhibit 10.2 to Current Report on Form 8-K filed on June 12, 2013).

10.42	Form of Registration Rights Agreement dated as of June 11, 2013 (filed as Exhibit 10.3 to Current Report on Form 8-K filed on June 12, 2013).

10.43	Form of Put/Call Option Agreement dated as of June 11, 2013 (filed as Exhibit 10.4 to Current Report on Form 8-K filed on June 12, 2013).

Item No.	Description
10.44	Amendment No. 2 to Board Nomination and Observer Agreement dated as of June 11, 2013 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on June 12, 2013).

10.45*	Amendment No. 3 to Board Nomination and Observer Agreement filed as Exhibit to the 10K.

14	Code of Ethics (Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

21*	Subsidiaries of Registrant

23.1*	Consent of EisnerAmper LLP

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.1	The following financial information from the Authentidate Holding Corp.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Operations; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and, (v) the Notes to Consolidated Financial Statements.**

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Authentidate Holding Corp. and Subsidiaries

Index to Consolidated Financial Statements

June 30, 2013, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Authentidate Holding Corp.

We have audited the accompanying consolidated balance sheets of Authentidate Holding Corp. and subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive operations, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2013. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Authentidate Holding Corp. and subsidiaries as of June 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York

September 26, 2013

Authentidate Holding Corp. and Subsidiaries

Consolidated Balance Sheets

	June 30,
(in thousands, except per share data)	2013	2012
Assets
Current Assets
Cash and cash equivalents	$3,505	$2,036
Restricted cash	256	256
Marketable securities	210	210
Accounts receivable, net	566	645
Inventory	3,959	4,016
Prepaid expenses and other current assets	688	1,286

Total current assets	9,184	8,449
Property and equipment, net	733	917
Other assets
Software development costs, net	—	171
Licenses, net	2,082	2,196
Other assets	1,194	1,128

Total assets	$13,193	$12,861

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other liabilities	$3,459	$3,547
Senior secured notes, net of unamortized discount	724	—
Deferred revenue	150	100

Total current liabilities	4,333	3,647
Senior secured notes, net of unamortized discount	—	2,866
Long-term deferred revenue	184	281

Total liabilities	4,517	6,794

Commitments and contingencies (Note 13)
Redeemable preferred stock	—	3,254
Shareholders’ equity
Preferred stock, $.10 par value; 5,000 shares authorized, Series B, 28 shares and Series D, 665 shares issued and outstanding on June 30, 2013	69	—
Common stock, $.001 par value; 100,000 shares authorized, 35,339 and 26,999 issued and outstanding on June 30, 2013 and 2012, respectively	35	27
Additional paid-in capital	197,409	179,890
Accumulated deficit	(188,837)	(177,104)

Total shareholders’ equity	8,676	2,813

Total liabilities, redeemable preferred stock and shareholders’ equity	$13,193	$12,861

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Operations

	Year Ended June 30,
(in thousands, except per share data)	2013	2012	2011
Revenues
Hosted software services	$2,706	$2,590	$2,795
Telehealth products and services	2,121	598	141

Total revenues	4,827	3,188	2,936
Operating expenses
Cost of revenues	3,454	2,589	1,996
Selling, general and administrative	6,816	6,359	6,065
Product development	1,085	928	829
Depreciation and amortization	843	1,019	1,197

Total operating expenses	12,198	10,895	10,087

Operating loss	(7,371)	(7,707)	(7,151)
Other (expense) income, net	(3,978)	(645)	365

Loss from continuing operations	(11,349)	(8,352)	(6,786)
Loss fom discontinued operations, including loss on disposal in 2011 of $5,405, net	—	—	(5,769)

Net loss	$(11,349)	$(8,352)	$(12,555)

Basic and diluted loss per common share
Continuing operations	$(0.45)	$(0.35)	$(0.32)
Discontinued operations	—	—	(0.27)

Basic and diluted loss per common share	$(0.45)	$(0.35)	$(0.59)

Comprehensive operations
Net loss	$(11,349)	$(8,352)	$(12,555)
Foreign currency translation adjustments	—	—	8
Reclassification of foreign currency translation loss to discontinued operations	—	—	127

Comprehensive loss	$(11,349)	$(8,352)	$(12,420)

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands)	Number of Shares	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
Balance, June 30, 2010	28	$3	19,218	$19	$170,509	$(155,518)	$(135)	$14,878
Preferred stock dividends						(285)		(285)
Share-based compensation expense					230			230
Issuance of common stock, net			3,875	4	2,641			2,645
Restricted shares issued for services			68		76			76
Issuance of warrants for services					50			50
Reclass Series B preferred stock	(28)	(3)			(697)			(700)
Net loss						(12,555)		(12,555)
Other comprehensive income							135	135

Balance, June 30, 2011	—	$—	23,161	$23	$172,809	$(168,358)	$—	$4,474
Preferred stock dividends						(394)		(394)
Share-based compensation expense					296			296
Issuance of common stock, net			2,938	3	3,613			3,616
Exercise of stock options and warrants			77		62			62
Restricted shares issued for services			73		119			119
Issuance of warrants for services					5			5
Shares issued for business acquisition, net			750	1	1,205			1,206
Warrants issued with secured debt					1,781			1,781
Net loss						(8,352)		(8,352)

Balance, June 30, 2012	—	$—	26,999	$27	$179,890	$(177,104)	$—	$2,813
Preferred stock dividends						(384)		(384)
Share-based compensation expense					305			305
Restricted shares and stock options issued for services			104		217			217
Warrants issued with secured debt					2,895			2,895
Warrants issued for services					180			180
Cost for shares issued for business acquisition					(6)			(6)
Reclass Series B preferred stock	28	3			697			700
Conversion of Series C preferred stock			3,552	4	2,838			2,842
Issuance of common stock, net			4,684	4	3,930			3,934
Issuance of Series D preferred stock, net	665	66			6,463			6,529
Net loss						(11,349)		(11,349)

Balance, June 30, 2013	693	$69	35,339	$35	$197,409	$(188,837)	$—	$8,676

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	June 30,
(in thousands)	2013	2012	2011
Cash flows from operating activities
Net Loss	$(11,349)	$(8,352)	$(12,555)
Adjustments to reconcile net loss to net cash used by operating activities
Loss from discontinued operations	—	—	5,769
Amortization of debt discount and deferred financing costs	2,931	647	—
Loss on extinguishment of secured notes	1,060	—	—
Depreciation and amortization	843	1,019	1,197
Share-based compensation	305	296	226
Warrants issued for services	105	5	50
Restricted shares and stock options issued for services	217	119	76
Net gain on sale of non-core assets	—	—	(351)
Changes in assets and liabilities, net of effects from business acquisition
Accounts receivable	79	(222)	98
Inventory	57	553	20
Prepaid expenses and other current assets	674	(729)	108
Accounts payable, accrued expenses and other liabilities	(89)	2	(955)
Deferred revenue	(47)	149	(148)

Net cash used in operating activities	(5,214)	(6,513)	(6,465)

Cash flows from investing activities
Purchases of property and equipment and other assets	(271)	(511)	(611)
Other intangible assets acquired	(169)	(41)	(60)
Payment for business acquisition	(31)	(725)	—
Net proceeds from sale of non-core assets	—	—	2,351
Sales of marketable securities	—	770	99

Net cash (used ) provided by investing activities	(471)	(507)	1,779

Cash flows from financing activities
Net proceeds from issuance of preferred and common stock and warrants	3,964	3,620	4,645
Net proceeds from issuance of senior secured notes and warrants	3,260	4,000	—
Proceeds from exercise of options and warrants	—	62	—
Dividends paid	(70)	(70)	(88)

Net cash provided by financing activities	7,154	7,612	4,557

Net increase (decrease) in cash and cash equivalents	1,469	592	(129)
Cash flow from discontinued operations—operating activities	—	—	(25)
Cash flow from discontinued operations—investing activities	—	—	1,277
Effect of exchange rate changes on cash flows—discontinued operations	—	—	8
Net change in cash and cash equivalents—discontinued operations	—	—	37

Cash and cash equivalents, beginning of period	2,036	1,444	276

Cash and cash equivalents, end of period	$3,505	$2,036	$1,444

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013, 2012, and 2011

1. Description of Business and Summary of Significant Accounting Policies

Authentidate Holding Corp. (Authentidate or the company) and its subsidiaries provide secure web-based software applications and telehealth products and services that enable healthcare organizations to coordinate care for patients and enhance related administrative and clinical workflows. We provide products and services that address a variety of business needs for our customers, including enabling healthcare organizations to increase revenues, improve productivity, enhance patient care and reduce costs by eliminating paper and manual work steps from clinical, administrative and other processes and enhancing compliance with regulatory requirements. Our web-based services are delivered as Software as a Service (SaaS) to our customers interfacing seamlessly with billing, information and records management systems. These solutions incorporate multiple features and security technologies such as rules based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient monitoring capabilities. Our products and services integrate both web and fax-based communications into automated, secure and trusted workflow solutions.

Our telehealth solutions provide in-home patient vital signs monitoring systems and services to improve care for patients and reduce the cost of care by delivering results to their healthcare providers via the Internet. Our solutions enable unattended measurements of patients’ vital signs and related health information and are designed to aid wellness and preventative care and deliver better care to specific patient segments who require regular monitoring of medical conditions. Healthcare providers can easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans securely via the Internet. The service provides a combination of care plan schedule reminders and comprehensive disease management education as well as intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Healthcare providers and health insurers are also expected to benefit by having additional tools to improve patient care, and reduce overall in-person and emergency room patient visits. We currently operate our business in the United States with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. Our business is engaged in the development and sale of web-based services largely based on our Inscrybe® platform and related capabilities and telehealth services featuring our Electronic House Call™ and Interactive Voice Response and related products and services.

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

As discussed more fully in Note 19 of Notes to Consolidated Financial Statements, on November 21, 2011 the company completed a transaction whereby its ExpressMD Solutions LLC joint venture became a wholly-

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2013, 2012, and 2011

owned subsidiary of the company. In prior periods the joint venture was included in our consolidated financial statements because the company had elected to provide the majority of funding for the joint venture and was deemed to be the primary beneficiary.

Principles of Consolidation

The financial statements include the accounts of Authentidate Holding Corp. and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments where we do not exercise significant influence over the investee are accounted for under the cost method.

Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. At June 30, 2013 and 2012 cash equivalents consisted primarily of investments in short term investments such as overnight interest bearing deposits.

Marketable Securities

Our marketable securities as of June 30, 2013 and 2012 consisted primarily of money market investments. We classify our investments as “available for sale” and they have been recorded at cost which approximates fair market value due to their variable interest rates. As a result, we have had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from such investments. All income generated from these investments is recorded as interest income.

Accounts Receivable

Accounts receivable represent customer obligations due under normal trade terms, net of an allowance for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. The allowance for doubtful accounts is not material for any of the periods presented.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2013, 2012, and 2011

Repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is recognized.

Software Development Costs

Software development and modification costs incurred subsequent to establishing technological feasibility are capitalized and amortized based on anticipated revenue for the related product with an annual minimum equal to the straight-line amortization over the remaining economic life of the related product (generally three years). Amortization expense of $171,000, $524,000 and $765,000 for the years ended June 30, 2013, 2012 and 2011, respectively, is included in depreciation and amortization expense.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2013, 2012, and 2011

Warranty Provisions

We provide a limited warranty on the web-based hosted software, telehealth products and services sold. Warranty expense was not significant in any of the periods presented.

Advertising Expenses

We recognize advertising expenses as incurred. Advertising expense was $44,000, $28,000 and $37,000 for the years ended June 30, 2013, 2012 and 2011, respectively.

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

Share-Based Compensation

Option-based employee compensation expense is determined using the Black-Scholes option pricing model which values options based on the stock price at the grant date, the exercise price of the option, the expected life of the option, the estimated volatility, expected dividend payments and the risk-free interest rate over the expected life of the options.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2013, 2012, and 2011

We have no significant off-balance sheet arrangements at June 30, 2013. At June 30, 2013, one customer represented 20% of total accounts receivable. At June 30, 2012, two customers represented 47% of total accounts receivable. For the year ended June 30, 2013, two customers accounted for approximately 52% of consolidated revenues. For the year ended June 30, 2012, three customers accounted for approximately 39% of consolidated revenues. For the year ended June 30, 2011, three customers accounted for 41% of consolidated revenues.

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

Present Accounting Standards Not Yet Adopted

In December 2011 the FASB issued Accounting Standards Update (ASU) 2011-11 “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities” which requires disclosure of net and gross positions in covered financial instruments which are (1) offset in accordance with ASC Sections 210-20-45 or 815-10-45, or (2) subject to an enforceable netting or other similar arrangement. The new disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013 and will be required for all prior comparative periods presented. The adoption of this ASU will not impact our consolidated financial statements.

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

On August 23, 2011, the stockholders approved the 2011 Omnibus Equity Incentive Plan (the 2011 Plan). The 2011 Plan replaces the 2010 Employee Stock Option Plan and the 2001 Non-Executive Director Stock Option Plan. The 2011 Plan provides for the issuance of up to 3,350,000 shares of the company’s common stock in connection with stock options, restricted share awards and other stock compensation vehicles. The 2011 Plan is administered by a committee designated by the board of directors comprised entirely of outside directors. The board or the committee, as the case may be, has the discretion to determine eligible participants and the types of awards and the terms of such awards. Vesting of stock options generally occurs one-third per year over three years or subject to performance based vesting conditions and options generally have a life of ten years. The restricted stock units awarded during fiscal 2013 are subject to performance-based vesting conditions. The board or the committee has full authority to interpret the 2011 Plan and to establish and amend rules and regulations relating thereto. Under the 2011 Plan, the exercise price of an option designated as an ISO may not be less than the fair market value of the company’s common stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent shareholder, the exercise price shall be at least 110% of such fair market value. The aggregate fair market value on the grant date of shares subject to options which are designated as ISOs which become exercisable in any calendar year, shall not exceed $100,000 per optionee.

The board or the committee may in its sole discretion grant bonuses or authorize loans to or guarantee loans obtained by a participant to enable such participant to pay any taxes that may arise in connection with the exercise or cancellation of an option. As of June 30, 2013, 2012 and 2011, no loans had been granted or guaranteed. Loans may not be granted or guaranteed for directors or executive officers.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2013, 2012, and 2011

Stock option activity under the company’s stock option plans for employees and non-executive directors for the period ended June 30, 2013 is as follows (in thousands, except per share and average life data):

Employees Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2010	1,891	$6.20
Granted	592	1.74

Expired/forfeited	(511)	7.36

Outstanding, June 30, 2011	1,972	4.56
Granted	579	1.42

Exercised	(2)	1.20

Expired/forfeited	(259)	1.91

Outstanding, June 30, 2012	2,290	4.06
Granted	233	1.41
Expired/forfeited	(252)	1.87

Outstanding, June 30, 2013	2,271	$3.94	6.13	$6

Exercisable at June 30, 2013	1,137	$6.08	4.39	$6

Expected to vest at June 30, 2013	975	$1.96	7.88	$—

Non-Executive Director Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2010	246	$6.12
Granted	45	1.70
Expired	(41)	11.96

Outstanding, June 30, 2011	250	4.36
Granted	35	1.72
Expired	(42)	5.07

Outstanding, June 30, 2012	243	3.86
Granted	218	1.01
Expired	(89)	4.76

Outstanding, June 30, 2013	372	$1.97	7.33	$—

As of June 30, 2013, there were approximately 575,732 restricted stock units outstanding that were granted to employees on January 15, 2013 in connection with the company’s compensation modification program. These restricted stock units vest when the company achieves cash flow breakeven, as defined.

Under the 2011 Plan, the company’s non-employee directors continued to have the option to elect to receive up to 100% of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of our common stock issued at fair value in accordance with the terms of the 2011 Plan. In December 2012, the board of directors agreed that all non-employee directors

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2013, 2012, and 2011

would receive all of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of our common stock or stock options issued at fair value in accordance with the terms of the 2011 Plan for periods ending after December 2012. During the year ended June 30, 2013, the company issued 104,657 shares of restricted common stock and 138,211 stock options (valued at approximately $217,000) to certain non-executive directors in connection with this program. In July 2013, the company issued 21,257 shares of restricted common stock (valued at approximately $18,500) to such directors under the program.

Share-based compensation expense by category is as follows (in thousands):

	June 30,
	2013	2012	2011
SG&A	$245	$241	$194
Product development	40	35	23
Cost of revenues	20	20	9

Share-based compensation expense	$305	$296	$226

The accounting guidance requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The company did not realize any tax benefits from the exercise of stock options during the years ended June 30, 2013, 2012 and 2011.

We computed the estimated fair values of all option-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. We based our estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on our historical stock volatility. The assumptions used in our Black-Scholes calculations for fiscal 2013, 2012 and 2011 are as follows:

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

As of June 30, 2013, there was approximately $1,665,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements. Approximately $222,000 of this expense is expected to be recognized over a weighted-average period of 14 months. The remaining expense will be recognized if certain vesting conditions are met.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2013, 2012, and 2011

The total intrinsic value of options exercised was $0, $1,400 and $0 for fiscal years ended 2013, 2012 and 2011, respectively. The weighted average grant date fair value of options granted during the fiscal years ended June 30, 2013, 2012 and 2011 was approximately $0.86, $1.08 and $1.26. The values were calculated using the Black-Scholes model.

The total fair value of shares vested was $297,000, $240,000 and $238,000 for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

3. Loss per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	June 30,
	2013	2012	2011
Loss from continuing operations	$(11,349)	$(8,352)	$(6,786)
Loss from discontinued operations, including loss on disposal in 2011 of $5,405, net	—	—	(5,769)

Net loss	(11,349)	(8,352)	(12,555)
Preferred stock dividends	(384)	(394)	(285)
Deemed preferred stock dividends	(906)	(223)	—

Net loss applicable to common shareholders	$(12,639)	$(8,969)	$(12,840)

Weighted average shares	28,086	25,700	21,948

Basic and diluted loss per common share	$(0.45)	$(0.35)	$(0.59)

The deemed preferred stock dividends included in the loss per share calculation represent the accretion of the fair value of the warrants issued in connection with the extension of the redemption date of the Series C 15% convertible redeemable preferred stock over the period from issuance through the conversion date in April 2013. Beginning in June 2013, the deemed preferred stock dividends also include the accretion of the fair value allocated to a non-cash beneficial conversion feature related to the Series D preferred stock issued in June 2013. The beneficial conversion feature is being amortized over the period from issuance through the earliest permitted conversion date in December 2013. As discussed more fully in Note 11 of Notes to Consolidated Financial Statements, the fair value of the warrants was determined using the Black-Scholes option pricing model. All common stock equivalents were excluded from the loss per share calculation for all periods presented because the impact is antidilutive. At June 30, 2013 options (2,643,000), restricted stock units (576,000), warrants (24,966,000), Series D preferred stock (6,125,000) and Series B preferred stock (250,000) were outstanding. At June 30, 2012, options (2,533,000), warrants (8,651,000), Series C preferred stock (2,500,000) and Series B preferred stock (250,000) were outstanding. At June 30, 2011, options (2,222,000), warrants (3,410,000) Series C preferred stock (2,500,000) and Series B preferred stock (250,000) were outstanding.

4. Assets Held for Sale

On July 14, 2010, the company completed the sale of certain non-core assets, including the company’s land and building in Schenectady, New York to Star Advisors, LLC (“Star”), acting on behalf of Astria Solutions Group LLC (Astria), for a total purchase price of approximately $2.4 million. Under the purchase agreement, the company also disposed of the $2.0 million note; and the balance of deferred receivables related to the businesses

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2013, 2012, and 2011

sold to Astria in June 2007. Net proceeds from the sale were approximately $2.35 million, after the payment of expenses and brokerage commissions related to the transaction. The company recorded a gain on the sale of such assets of approximately $351,000 in the quarter ended September 30, 2010. Prior to the sale Astria was leasing a portion of the building owned by the company in Schenectady, New York where the acquired businesses were located.

5. Inventory

In connection with our manufacturing and sales plans for our telehealth service, the company has purchased certain components and contract manufacturing services for the production of the monitoring appliance. Inventory consists of the following (in thousands):

	June 30,
	2013	2012
Purchased components	$3,094	$3,694
Finished goods	865	322

Total inventory	$3,959	$4,016

6. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,		Estimated Useful Life In Years
	2013	2012
Machinery and equipment	$5,028	$4,858	3-6
Furniture and fixtures	236	236	5-7
Leasehold improvements	240	240	5

	5,504	5,334
Less: Accumulated depreciation and amortization	(4,771)	(4,417)

	$733	$917

Depreciation expense on property and equipment for the years ended June 30, 2013, 2012 and 2011 was approximately $354,000, $252,000 and $292,000, respectively.

7. Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist of the following (in thousands):

	June 30,
	2013	2012
Accounts payable and accrued expenses	$3,324	$3,251
Accrued acquisition payable, net	—	146
Accrued vacation	135	150

	$3,459	$3,547

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2013, 2012, and 2011

8. Senior Secured Notes

On March 9, 2012, the company entered into a securities purchase agreement with certain accredited investors pursuant to which we sold an aggregate principal amount of $4,050,000 of senior secured promissory notes and warrants to purchase a total of 3,022,388 shares of common stock for gross proceeds of $4,050,000. The secured notes are senior secured promissory notes and are not convertible into equity securities. The secured notes, as amended, are due and payable on the first to occur of October 31, 2013 or a subsequent financing as defined. No interest shall accrue on the secured notes and they contain covenants and events of default customary for similar transactions. The secured notes are collateralized by a first priority lien on all of the company’s assets in accordance with, and subject to, a security agreement. The warrants are exercisable for a period of 54 months commencing on the six month anniversary of the closing date at an initial exercise price of $1.34 per share, which was 101% of the consolidated closing bid price reported by the Nasdaq Stock Market on March 9, 2012. The closing of this financing occurred on March 14, 2012 and the net proceeds to us from the transaction, after deducting estimated offering expenses, were approximately $4,000,000. The following related parties also participated in this financing, J. David Luce, a member of our board of directors, purchased an aggregate principal amount of $1,500,000 of secured notes and 1,119,403 warrants through three separate affiliated entities, John J. Waters, who was a member of our board of directors through May 12, 2013, purchased an aggregate principal amount of $150,000 of secured notes and 119,940 warrants. In addition, our chief executive officer and a member of our board of directors, O’Connell Benjamin, and our chief financial officer, William Marshall, each purchased an aggregate principal amount of $50,000 of secured notes and 37,313 warrants. Further, Lazarus Investment Partners LLLP, which was the beneficial owner of approximately 16.2% of our outstanding shares of common stock immediately prior to the offering, purchased an aggregate principal amount of $1,000,000 of secured notes and 746,269 warrants. The manager of the general partner of Lazarus Investment Partners, LLLP is the brother of Dr. Todd A. Borus, a member of our board of directors. The participation by these investors was on the same terms as the other investors in the transaction.

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

On September 24, 2012, we also entered into a transaction with the holders of the senior secured promissory notes issued in March 2012, to extend the maturity date of such notes to October 31, 2013 and grant pari passu

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2013, 2012, and 2011

rights to the new notes issued on September 28, 2012. In connection with and in consideration of this extension, we issued the holders of the notes issued in March 2012 warrants to purchase an aggregate of 2,197,674 shares of common stock with the same terms as the warrants issued to the new note holders. Due to their ownership of secured notes issued in March 2012, extension warrants were issued to the following related parties: entities affiliated with Mr. Luce were issued a total of 813,953 extension warrants; John Waters, a director through May 12, 2013 was issued 81,395 extension warrants, each of the company’s chief executive officer and chief financial officer were issued 27,131 extension warrants and Lazarus Investment Partners was issued 542,636 extension warrants.

The company allocated the proceeds from the secured note transactions to the secured notes and the warrants based on the relative fair values of such instruments using the present value of the secured notes at a market rate of interest and the fair value of the warrants based on the Black-Scholes option pricing model and the applicable assumptions set forth in Note 2 of Notes to Consolidated Financial Statements. The estimated debt expenses were allocated to the secured notes and warrants on the same basis. This allocation resulted in an effective interest rate for the secured notes from March 2012 through September 2012 of approximately 54% per annum. Following the extension of the secured notes issued in March 2012 the effective interest rate for the remaining term was approximately 47% per annum. The effective interest rate for the secured notes issued in September 2012 was approximately 41% per annum. However, since the subjective nature of the inputs for the option pricing models can materially affect fair value estimates, in management’s opinion, such models may not provide a reliable single measure of the fair value of the warrants and the resulting effective interest rate. In connection with the secured note transactions the company recorded senior secured promissory notes of $7,350,000, debt discount of $4,726,000, and additional paid-in-capital of $4,676,000 related to the fair value of the warrants. The non-cash amortization of the debt discount and deferred financing costs of $2,931,000 and $647,000 is included in the other (expense) income for the years ended June 30, 2013 and 2012, respectively.

In connection with the sale of Series D convertible preferred stock discussed in Note 20 of Notes to Consolidated Financial Statements, holders of $6,500,000 of secured notes agreed to cancel their notes in exchange for the Series D shares and warrants issued in the sale. The company completed this transaction on June 20, 2013 and recorded the reduction in secured notes and the related unamortized debt discount and deferred financing costs on such date. The early extinguishment of the secured notes resulted in a non-cash loss on extinguishment of approximately $1,060,000 which is equal to the remaining unamortized debt discount and deferred financing costs related to the cancelled notes as of the extinguishment date. The loss on extinguishment is included in other (expense) income for the year ended June 30, 2013.

The following table sets forth the secured notes and unamortized debt discount (in thousands):

	June 30,
	2013	2012
Senior secured notes	$850	$4,050
Unamortized debt discount	(126)	(1,184)

Senior secured notes, net	$724	$2,866

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2013, 2012, and 2011

9. Income Taxes

At June 30, 2013, the company had federal and state net operating loss carryforwards for tax purposes of approximately $147,000,000 and $69,000,000, respectively. Approximately $5,300,000 of the federal net operating loss carryforwards are Separate Return Limitation Year (SRLY) and can only be used by the entity that generated these losses in the separate return years. Federal net operating losses expire in various years between fiscal 2019 and fiscal 2033 and state net operating losses expire in various years between fiscal 2014 and fiscal 2033. The company also has a capital loss carryforward for tax purposes of approximately $13,600,000 related to the sale of its German subsidiary which expires in fiscal 2016 and can only be applied towards capital gains.

The provision for income taxes for continuing operations differs from the amount computed by applying the federal statutory rate of 34% as follows (in thousands):

	Year Ended June 30,
	2013	2012	2011
Computed expected tax benefit	$(3,859)	$(2,840)	$(2,307)
Benefit attributable to net operating loss and tax credit carryforwards and other deductible temporary differences not recognized	3,859	2,840	2,307

Income tax expense	$—	$—	$—

The components of deferred tax assets and liabilities consist of the following (in thousands):

	June 30,
	2013	2012
Deferred tax asset:
Intangible assets	$768	$779
Deferred compensation	596	588
Accrued expenses and other	300	328
Net operating loss and tax credit carryforwards	63,635	60,473

Total gross deferred tax assets	65,299	62,168
Less: Valuation allowance	(65,299)	(62,168)

Net deferred tax assets	$—	$—

The company has recorded a full valuation allowance of an amount equal to its deferred tax assets since it believes it is more likely than not that such deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended June 30, 2013, 2012 and 2011 was an increase of approximately $3,131,000, $667,000 and $4,012,000, respectively. As of June 30, 2013, the company has not recorded any unrecognized tax benefits, which remains unchanged from previous years. The company’s tax years June 2009 through June 2013 remain open to examination for most U.S. taxing authorities.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2013, 2012, and 2011

10. Lease Commitments

The company is obligated under operating leases for facilities and equipment expiring at various dates through the year 2017. Future minimum payments are as follows (in thousands):

		Operating Leases
Year Ending June 30:	2014	$512
	2015	512
	2016	512
	2017	299
	2018	—
	Thereafter	—

		$1,835

Rental expense was approximately $477,000, $487,000 and $484,000 for the years ended June 30, 2013, 2012 and 2011, respectively. At June 30, 2013 and 2012, restricted cash was being held as collateral for a letter of credit securing certain lease payments.

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

In connection with the private placement transaction discussed in Note 20 of Notes to Consolidated Financial Statements, in October 2010 the company issued a total of 1,250,000 shares of Series C 15% convertible redeemable preferred stock. On April 9, 2012 the stockholders of the company approved amendments to the Series C 15% convertible redeemable preferred stock whereby the maturity date was extended by 12 months through April 12, 2013 and the dividend rate was increased to 20% per annum for the extension period. Following these amendments, each share of preferred stock had a stated value of $1.60 per share, and, subject to the rights of the company’s senior securities, had the following rights: (i) to receive dividends which accrued at the rate of 20% per annum (15% prior to April 13, 2012) payable in shares of common stock upon conversion or in cash upon redemption; (ii) effective upon shareholder approval, to convert into shares of common stock determined by dividing the stated value, plus accrued and unpaid dividends, by the conversion price, which was $0.80; (iii) to receive a liquidation preference equal to the sum of the stated value of each share of preferred stock, plus dividends; and (iv) unless converted, to be redeemed by the company 30 months from the date of issuance at a redemption price equal to the 102.5% of the stated value of the preferred stock, plus any accrued but unpaid dividends. At June 30, 2012, the company had accrued dividends in the amount of approximately $536,000 related to these shares of preferred stock. The stated value of the preferred shares and the related accrued dividends were presented as temporary equity under the caption Redeemable preferred stock in the Consolidated Balance Sheet in accordance with the rules of the Securities and Exchange Commission. At a special meeting of stockholders held on April 5, 2013, our stockholders approved the automatic conversion of the shares of Series C preferred stock into an aggregate of 3,551,541 shares of common stock, including 1,051,541

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2013, 2012, and 2011

shares of common stock issued in lieu of accrued but unpaid dividends on the Series C preferred stock. The shares of common stock issued upon conversion are subject to a six month restriction on transferability.

In connection with the amendments to the Series C preferred stock in April 2012, the company issued warrants to purchase 825,000 shares of common stock to the holders of the Series C 15% convertible redeemable preferred stock. These warrants are exercisable commencing six months following their issuance for the period of 54 months at an exercise price of $1.60 per share, which is equal to 101% of the closing bid price of the company’s common stock, as reported on the Nasdaq Stock Market, on the trading day immediately before the stockholders’ meeting on April 9, 2012. The warrants are exercisable for cash or by net exercise and the number of shares of common stock issuable upon exercise of these warrants is subject to adjustment in the case of stock splits, stock dividends, combinations and similar recapitalization transactions. The value of these warrants using the Black-Scholes option pricing model and the applicable assumptions set forth in Note 2 of Notes to Consolidated Financial Statements was approximately $1,031,000.

As of June 30, 2013, there are 28,000 shares of Series B preferred stock outstanding. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note. The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 250,000 shares of our common stock at a conversion rate of $2.80 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. The company would have been required to first redeem the Series B preferred stock if it had been required to redeem the Series C preferred stock. Accordingly, as of June 30, 2012, the redemption value of the preferred shares and the related accrued dividends was presented as temporary equity under the caption redeemable preferred stock in the Consolidated Balance Sheet in accordance with the rules of the Securities and Exchange Commission. Following the conversion of the Series C preferred stock discussed above, the contingency regarding the redemption of the Series B preferred stock was removed. Accordingly, the Series B preferred stock was reclassified to shareholders’ equity following the conversion of the Series C preferred stock. At June 30, 2013, the company has accrued dividends in the amount of $17,500 which remain unpaid.

As of June 30, 2013, there are 665,000 shares of Series D convertible preferred stock outstanding. The Series D preferred stock was issued in June 2013 and can be converted by the holders into an aggregate of 6,125,024 shares of common stock at an initial conversion rate of $1.08571 per share. The holder of such shares has the right to convert the preferred shares at anytime commencing on the six month anniversary of the issue date; however, the shares received upon conversion may not be offered or sold except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The company has the right to repurchase the outstanding Series D preferred stock at a redemption price equal to $10.00 per share, plus accrued and unpaid dividends, beginning two years after issuance and to require holders to convert their Series D preferred stock beginning three years after issuance. Dividends on the Series D preferred stock accrue at a rate of 5% per annum and are payable semi-annually in cash or stock at the company’s option. At June 30, 2013, the company has accrued dividends in the amount of $10,160 which remain unpaid.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2013, 2012, and 2011

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

During fiscal 2011, the company issued warrants to purchase 50,000 shares of the company’s common stock to a consultant for services. These warrants are fully vested and have an exercise price of $1.40 per share. The fair value of these warrants, as determined under the Black Scholes Model, has been charged to operations as the warrants vested during fiscal 2011. As discussed more fully in Note 20 of Notes to Consolidated Financial Statements, during fiscal 2011 the company issued warrants to purchase 3,125,000 shares of the company’s common stock to institutional and accredited investors in a private placement of company securities. The warrants are fully vested and have an exercise price of $1.40 per share.

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

As discussed more fully in Notes 8 and 20 of Notes to Consolidated Financial Statements, during fiscal 2013 the company issued warrants to purchase shares the company’s common stock as follows: 2,558,139 warrants to accredited investors in connection with the issuance of senior secured notes, 2,197,674 warrants to accredited investors in connection with the extension of the maturity date of the senior secured notes issued in fiscal 2012, 6,650,000 warrants to accredited investors in connection with the sale of Series D preferred stock and 4,683,685 warrants to institutional and accredited investors in an underwritten offering. These warrants are fully vested and have exercise prices of $1.34, $1.34, $0.95 and $0.95, respectively. During fiscal 2013, the company also issued warrants to purchase 225,000 shares of the company’s common stock to a consultant for services. These warrants vested on a pro-rata basis through August 31, 2013 and have an exercise price of $1.34 per share. The fair value of these warrants, as determined by the Black Scholes Model, is being changed to operations over the twelve month term of the contract which expires on November 30, 2013.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2013, 2012, and 2011

Except for the warrants issued with the Series D preferred stock in June 2013 and 56,250 of the warrants issued to the consultant in fiscal 2013, all of the outstanding warrants are exercisable. A schedule of common stock warrant activity is as follows (in thousands, except per share and average life data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2010	360	$2.08
Warrants issued	3,175	1.40
Warrants exercised	(125)	1.40

Outstanding, June 30, 2011	3,410	1.48
Warrants issued	5,316	1.56
Warrants exercised	(75)	0.78

Outstanding, June 30, 2012	8,651	1.53
Warrants issued	16,315	1.03

Outstanding, June 30, 2013	24,966	$1.23	4.18	$—

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2013, 2012, and 2011

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2013, we are not aware of any obligations under such indemnification agreements that would require material payments.

14. Supplemental Cash Flow Information

We did not pay any income taxes or interest during the fiscal years ended June 30, 2013, 2012 or 2011. See Notes 8, 11 and 19 of Notes to Consolidated Financial Statements for supplemental cash flow information regarding debt discount, the non-cash loss on extinguishment of secured notes, the non-cash dividends paid in connection with the conversion of the Series C preferred stock to common stock, the reclassification of the Series B preferred stock to shareholders equity and the acquired licenses, respectively.

15. Employee Benefit Plan

The company maintains a qualified defined contribution 401(k) profit sharing plan for all eligible employees and may make discretionary contributions in percentages of compensation, or amounts as determined by our board of directors. The company did not make any contributions to the plan for the years ended June 30, 2013, 2012 and 2011.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2013, 2012, and 2011

16. Other Intangible Assets

The following table set forth licenses, net and other intangible assets that are included in other assets as follows (in thousands):

	June 30, 2013			June 30, 2012			Useful Life In Years
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Patents	$350	$236	$114	$342	$216	$126	17
Trademarks	201	87	114	186	76	110	20
Acquired technologies	72	72	—	72	72	—	2
Licenses	3,733	1,651	2,082	3,587	1,391	2,196	3-10

Total	$4,356	$2,046	$2,310	$4,187	$1,755	$2,432

As of June 30, 2013 and 2012 goodwill amounted to $50,000 and is included in other assets.

The company amortizes other intangible assets using the straight line method. Amortization expense was approximately $291,000, $190,000 and $112,000 for the years ended June 30, 2013, 2012 and 2011, respectively. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

2014	$327
2015	312
2016	340
2017	265
2018	266
Thereafter	800

$2,310

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2013, 2012, and 2011

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

A summary of the operating results for the discontinued operations is as follows (in thousands):

	June 30,
	2013	2012	2011
Revenues	$—	$—	$2,893

Operating loss	$—	$—	$(365)

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2013, 2012, and 2011

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

The company believes that this transaction provides it with greater flexibility to meet emerging market needs in the telehealth space and enable it to continue to offer innovative and leading-edge products and solutions to its customers. The transaction was accounted for under the purchase method of accounting and, as discussed above, ExpressMD Solutions will continue to be consolidated in the company’s financial statements. As noted above, the company paid $1,000,000 in cash, forgave a receivable for approximately $58,000 and issued company stock valued at $1,215,000, based on the closing market price for the shares at closing, for a total purchase price of approximately $2,273,000. The company also incurred acquisition related costs of approximately $36,000 which were expensed as selling, general and administrative expenses and approximately $15,000 to cover the registration of the common stock issued in connection with the transaction. The company allocated the entire purchase price to the licensed intangible assets referred to above since the joint venture had no assets or liabilities on the closing date. We estimated the fair value of the license using level 3 inputs for future operating results and present value techniques applied to estimated royalty amounts which is a common method used to value licensed intangible assets. There was no bargain purchase gain or goodwill related to the transaction. As discussed above, Express MD Solutions was consolidated in our financial statements for all periods presented and, accordingly, no historical or pro-forma financial information is presented.

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

June 30, 2013, 2012, and 2011

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

As of June 30, 2013, 22,000 Series B preferred shares have been converted leaving 28,000 shares outstanding. Commencing October 2004, the Series B preferred stock is redeemable at the option of the company without regard to the closing price of the company’s common stock. During the fiscal years ended June 30, 2013 and 2012, no Series B preferred stock was redeemed.

In December 2009, the company completed a registered direct offering with certain institutional and/or accredited investors pursuant to which the company agreed to sell an aggregate of 1,700,000 shares of its common stock and warrants to purchase a total of 1,700,000 shares of its common stock to the investors for gross proceeds of $3.4 million. The purchase price of a share of common stock and warrant was $2.00 per share. The warrants were exercisable for a period of 90 days following the closing date of the offering at an exercise price of $2.00. Through March 10, 2010, the expiration date of these warrants, an aggregate of 349,493 warrants were exercised and the remainder expired on the stated expiration date. The company received proceeds of $0.7 million from the exercise of such warrants. The net proceeds to the company from the offering and subsequent warrant exercises, after deducting placement agent fees and the company’s offering expenses, were approximately $3.54 million. The company also issued the placement agent a warrant to purchase 85,000 shares of common stock at a per share exercise price of $2.50, which warrants will be exercisable for a period of five years from the effective date of the registration statement. The common stock, warrants to purchase common stock and shares of common stock issuable upon exercise of the warrants were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission on December 9, 2009 in connection with a takedown from the company’s shelf registration statement on Form S-3 (File No. 333-161220), which was declared effective by the Securities and Exchange Commission on September 30, 2009.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2013, 2012, and 2011

On October 12, 2010, the company entered into a securities purchase agreement with selected institutional and accredited investors to sell and issue $5.0 million of units of its securities in a private placement under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. In the aggregate, the company agreed to sell 1,250,000 units of securities, at a price of $4.00 per unit, with the units consisting of a total of 3,750,000 shares of common stock, 1,250,000 shares of Series C 15% convertible redeemable preferred stock, and warrants to purchase an additional 3,125,000 shares of common stock. Each individual unit consists of three shares of common stock, one share of preferred stock and two and one half warrants. The transaction closed on October 13, 2010 and the company received net proceeds from the private placement of approximately $4.46 million. The terms of the Series C 15% convertible redeemable preferred stock are discussed in Note 11 of Notes to Consolidated Financial Statements. The warrants issued in this 2010 private placement are exercisable for shares of the company’s common stock at an exercise price of $1.40 per share for a period of 54 months and will be exercisable for cash or by net exercise in the event that there is no effective registration statement covering the resale of the shares of common stock underlying the warrants. The value of these warrants using the Black-Scholes option pricing model was approximately $2.85 million.

In connection with the 2010 private placement, the company entered into a registration rights agreement with the investors. Pursuant to the registration rights agreement, the company agreed to file a registration statement with the Securities and Exchange Commission within 45 days from closing to register the resale of the shares of common stock to be issued at closing and the shares of common stock underlying the preferred stock and the warrants (collectively the “Registrable Securities”). The company also agreed to use its best efforts to have the registration statement declared effective as promptly as possible after the filing thereof, but in any event within 90 days from the filing date. This registration statement was declared effective on December 9, 2010. In the event it ceases to remain continuously effective as required by the registration rights agreement (each such event, a “Registration Default”), then the company has agreed to pay each investor as liquidated damages an amount equal to 1.0% of the purchase price paid by each such investor with respect to any Registrable Securities then held and not registered pursuant to an effective registration statement, per 30-day period or portion thereof during which the Registration Default remains uncured thereafter, subject to a limitation of 6% per Registration Default. In addition, the company agreed to keep the registration statement continuously effective until the earlier to occur of (i) the date after which all of the Registrable Shares registered thereunder shall have been sold and (ii) the date on which 100% of the Registrable Securities covered by such registration statement may be sold without volume restrictions pursuant to Rule 144 under the Securities Act of 1933, as amended.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2013, 2012, and 2011

On June 20, 2013, the company completed the sale of 665,000 shares of Series D convertible preferred stock and warrants to purchase 6,650,000 shares of common stock to a number of holders of its senior secured notes and other investors in consideration for the cancellation of $6.5 million of senior secured notes and $0.15 million in additional cash proceeds. After deducting offering expenses, the company received net proceeds of approximately $0.03 million. The terms of the Series D preferred stock are discussed in Note 11 of Notes to Consolidated Financial Statements. The warrants issued with the Series D preferred stock are exercisable commencing six months following their issuance for a period of 54 months at an exercise price of $0.95 per share. The company allocated the proceeds from the transaction to the Series D preferred stock and the warrants based on the relative fair values of such instruments using the fair value of the common stock issuable on conversion of the Series D preferred stock and the fair value of the warrants based on the Black Scholes option pricing model and the applicable assumptions set forth in Note 2 of Notes to Consolidated Financial Statements. This allocation assigned approximately $2.98 million of the proceeds to the fair value of the warrants and resulted in a beneficial conversion feature related to the Series D preferred stock of approximately $2.15 million since the effective conversion rate was below the fair value of the common stock issuable on conversion. As discussed in Note 3 of Notes to Consolidated Financial Statements, the beneficial conversion feature is being treated as a deemed dividend in the company’s loss per share calculation. In connection with the Series D preferred stock transaction, the company also entered into a registration rights agreement with the holders of the Series D preferred stock and warrants dated June 11, 2013, pursuant to which we granted the holders a right to require us to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable under the Series D preferred stock and exercise of the warrants. We also agreed to grant piggyback registration rights to the purchasers of the Series D preferred stock and warrants.

On June 17, 2013, the company completed an underwritten public offering of 4,683,685 units (including the full exercise by the underwriter of the over-allotment option) of securities at a price of $0.95 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.95 per share. The warrants are exercisable for a period of five years from the date of issuance. The value of these warrants using the Black-Scholes option pricing model was approximately $3.33 million. J.P. Turner & Company, LLC served as the underwriter for this transaction and the securities were offered by the company pursuant to a shelf registration statement that was previously filed by the company and declared effective by the Securities and Exchange Commission. The company received net proceeds, after deducting underwriting fees and expenses and the company’s offering expenses, of approximately $3.93 million.

21. Related Party Transactions

On August 6, 2009, the board of directors agreed to award options to purchase 250,000 shares of common stock to Mr. J. David Luce, a member of the board of directors as a fee for services rendered in connection with our ExpressMD™ Solutions joint venture (the “Joint Venture”). The options were awarded under our 2000 Plan and are exercisable for a period of ten years at a per share exercise price of $4.00, subject to vesting conditions. The options initially provided that they will vest solely in the event that the joint venture or successor telehealth business of the company achieves revenues in the aggregate amount of at least $5.0 million prior to the second anniversary of the option grant date (the “Target Date”). In the event such metric is achieved, 125,000 options will vest. The remaining options will vest only if the business achieves revenues in the aggregate amount of $10.0 million prior to the Target Date. Due to this arrangement, the company’s board of directors determined that Mr. Luce no longer satisfies the criteria for independence under the applicable rules of the Nasdaq Stock Market and accordingly, Mr. Luce resigned from his membership on the company’s Management Resources and Compensation Committee and Nominating and Corporate Governance Committee. Mr. Luce, however, continues to serve as a member of the company’s board of directors. Following earlier amendments to the vesting terms of this option award that extended the Target Date, the company, on August 5, 2013, further amended the vesting terms to provide that the Target Date shall be the sixth anniversary of the date of grant.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2013, 2012, and 2011

As discussed in greater detail in Note 20 to Consolidated Financial Statements, on October 13, 2010, the company completed a transaction in which it sold a total of 1,250,000 units of its securities to certain institutional and accredited investors for gross proceeds of $5.0 million. As a result of the consummation of this transaction, two investors, Lazarus Investment Partners LLLP and AQR Capital Management LLC, subsequently filed reports on Schedule 13G indicating that following such transaction, such persons became beneficial owners of in excess of 5% of the company’s common stock. Subsequently, in May 2011, the company’s stockholders elected Dr. Todd A. Borus to serve on its board of directors and he has been re-elected as a director at each of our subsequent annual meetings. Dr. Borus is the brother of the manager of the general partner of Lazarus Investment Partners, LLLP.

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

As described in greater detail in Note 8 of Notes to Consolidated Financial Statements, J. David Luce, a member of our board of directors, John J. Waters who was, a member of our board of directors at the time of the transactions, O’Connell Benjamin, our chief executive officer and a member of our board of directors, William Marshall, our chief financial officer and Lazarus Investment Partners LLLP, the manager of which is the brother of Dr. Todd A. Borus a member of our board of directors, participated in one or both of the company’s senior secured note transactions completed in March 2012 and September 2012 and the agreement to extend the maturity date of the March 2012 notes.

On September 25, 2012, the company entered into a Board Nomination and Observer Agreement (the “Board Agreement”) with Lazarus Investment Partners, LLLP (“Lazarus Investment”) pursuant to which the company granted Lazarus Investment the right to appoint either an observer to its board of directors or to nominate an individual for election to its board of directors. So long as Lazarus Investment owns 5% or more of the company’s outstanding common stock it may designate an observer to attend all meetings of its board in a non-voting capacity for a period of two years. In addition, in lieu of designating an observer, so long as it owns at least 10% of the company’s outstanding common stock, Lazarus Investment shall have the right to designate one

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2013, 2012, and 2011

person to be nominated for election to the board. If Lazarus Investment nominates an individual for election to the board, the company shall promptly increase the size of the board, appoint such nominee as a member of the board and, subject to the terms of the Board Agreement, use best efforts to include such nominee in the slate of nominees recommended for election as a director for three years.

On March 22, 2013, the company entered into an agreement with certain purchasers that were a party to the securities purchase agreement dated October 12, 2010 and who held a majority of the currently outstanding securities sold by us in our October 2010 private placement, to amend the terms of the 2010 purchase agreement, in order to provide for a six-month restriction on the transferability of the shares of common stock issuable upon conversion of the Series C preferred stock. We entered into this amendment agreement with the purchasers holding a majority of the outstanding securities which were issued under the 2010 purchase agreement, including Lazarus Investment Partners, LLLP, which as of the record date for our special meeting held on April 5, 2013, owned approximately 23.8% of our common stock and 40% of our Series C preferred stock. In connection with the execution of this amendment agreement, on March 22, 2013, we also amended the Board Agreement discussed above to extend for 90 days the time period within which Lazarus Investment Partners must decide whether to nominate an individual for election to our board of directors.

At the special meeting of stockholders held on April 5, 2013, our stockholders approved the automatic conversion of the outstanding shares of Series C preferred stock into an aggregate of 3,551,541 shares of common stock, including 1,051,541 shares of common stock issued in lieu of accrued but unpaid dividends on the Series C preferred stock. Lazarus Investment Partners was issued 1,420,616 shares of common stock upon conversion of the shares of Series C preferred stock held by it. In addition, we issued an aggregate of 1,420,616 shares of common stock upon conversion of the shares of Series C preferred stock to certain funds affiliated with AQR Capital Management LLC.

As described in greater detail in Note 20 of Notes to Consolidated Financial Statements, in June 2013, we entered into a securities purchase agreement with certain accredited investors pursuant to which we agreed to issue a total of 665,000 shares of Series D preferred stock and warrants to purchase 6,650,000 shares of common stock. The shares of Series D preferred stock and warrants were sold as units, with each unit consisting of one share of Series D preferred stock and ten warrants. Investors that held an aggregate principal amount of $6,500,000 of senior notes agreed to surrender their notes in consideration of the issuance of the shares of Series D preferred stock and warrants and other investors purchased $150,000 of such securities. At closing, which occurred on June 20, 2013, we received an aggregate of $6,650,000 in cancellation of indebtedness and the $150,000 of additional funds. An aggregate principal amount of $4,850,000 of the senior notes surrendered in this transaction were held by certain of our officers, directors and our largest stockholder, as follows: an entity affiliated with J. David Luce, a member of our board of directors, and his spouse, held an aggregate principal amount of $2,650,000 of senior notes, and O’Connell Benjamin, our chief executive officer and a member of our board of directors, and our chief financial officer, William Marshall, each held an aggregate principal amount of $100,000 of senior notes. The parties affiliated with Mr. Luce acquired 265,000 shares of Series D preferred stock and 2,650,000 warrants and each of Mr. Benjamin and Mr. Marshall acquired 10,000 shares of Series D preferred stock and 100,000 warrants. Further, Lazarus Investment Partners LLLP, which was the beneficial owner of approximately 24.9% of our outstanding shares of common stock immediately prior to this transaction, held an aggregate principal amount of $2,000,000 of senior notes. We issued to Lazarus Investment Partners a total of 200,000 shares of Series D preferred stock and 2,000,000 warrants. The manager of the general partner of Lazarus Investment Partners, LLLP, is the brother of Dr. Todd A. Borus, a member of our board of directors. In addition, Dr. Todd A. Borus participated in this transaction as an investor and purchased 2,500 shares of Series D preferred stock and 25,000 warrants.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2013, 2012, and 2011

In addition, in connection with the foregoing, we further amended our Board Agreement with Lazarus Investment Partners LLLP. Under this amendment, we again extended by 90 days, to September 19, 2013, the time period within which Lazarus Investment Partners must decide whether to nominate an individual for election to our board of directors. Subsequently, on September 19, 2013, we further amended the Board Agreement to extend by an additional 90 days, to December 18, 2013, the time period within which Lazarus Investment Partners must decide whether to nominate an individual for election to our board of directors.

In connection with the Series D preferred stock transaction, our chief executive officer, O’Connell Benjamin and a member of our board of directors, David Luce, agreed to grant a holder of senior notes an option to require them to purchase from him, commencing October 15, 2013, an aggregate of $350,000 of shares of Series D preferred stock and 350,000 warrants pursuant to the terms and conditions of a Put/Call Option Agreement. Under the Put/Call Option Agreement, if the holder declines to exercise its right to require the sale of these securities to Messrs. Luce and Benjamin, then they shall thereafter have a 30-day right to purchase all of such securities from the holder. Under this arrangement, each of Mr. Luce and Mr. Benjamin could acquire 50% of these additional securities.

22. Other (Expense) Income, Net

Other (expense) income consists of the following (in thousands):

	June 30,
	2013	2012	2011
Amortization of debt discount	$(2,904)	$(647)	$—
Loss on extinguishment of secured notes	(1,060)
Amortization of deferred financing costs	(27)	—	—
Interest income	—	2	7
Rental income	—	—	7
Net gain from sale of non-core assets	—	—	351
Miscellaneous income	13	—	—

Total other (expense) income	$(3,978)	$(645)	$365

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2013, 2012, and 2011

The company’s assets subject to fair value measurements as of June 30, 2013 and 2012 are as follows (in thousands):

	Fair Value Measurements Using Fair Value Hierarchy

	Fair value	Level 1	Level 2	Level 3
June 30, 2013
Current marketable securities—available for sale	$210	$210	$—	$—

Total	$210	$210	$—	$—

June 30, 2012
Current marketable securities—available for sale	$210	$210	$—	$—

Total	$210	$210	$—	$—

For the years ended June 30, 2013 and 2012, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings.

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

24. Accounting Standards Adopted in Fiscal 2013

The company adopted the following FASB Accounting Standards Update (ASU) during fiscal 2013:

•

ASU 2013 02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income in the same reporting period, an entity is required to cross- preference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the ASU is effective prospectively for reporting periods beginning after December 15, 2012.

The adoption of the ASU described above had no impact on the company’s results of operations or financial position.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2013, 2012, and 2011

25. Quarterly Financial Data (Unaudited)

	(in thousands)
Fiscal Year Ended June 30,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2013
Continuing operations:
Revenues	$921	$1,051	$1,410	$1,445
Operating expenses	2,888	2,960	3,268	3,082
Loss	(2,515)	(2,733)	(2,670)	(3,431)
Net loss	(2,515)	(2,733)	(2,670)	(3,431)
Loss per share	$(0.11)	$(0.11)	$(0.11)	$(0.12)

2012
Continuing operations:
Revenues	$751	$661	$764	$1,012
Operating expenses	2,666	2,327	2,684	3,218
Loss	(1,915)	(1,664)	(2,018)	(2,755)
Net loss	(1,915)	(1,664)	(2,018)	(2,755)
Loss per share	$(0.08)	$(0.06)	$(0.08)	$(0.13)

2011
Continuing operations:
Revenues	$705	$723	$729	$779
Operating expenses	2,481	2,455	2,432	2,719
Loss	(1,411)	(1,732)	(1,703)	(1,940)
Net loss	(1,597)	(7,275)	(1,621)	(2,062)
Loss per share	$(0.08)	$(0.32)	$(0.08)	$(0.11)