Form 10-Q
period 2013-09-30
AUTHENTIDATE HOLDING CORP
filed 2013-11-14
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 11, 2013
Common Stock, $0.001 par value per share	35,423,008 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2013	June 30,
(in thousands, except per share data)	(Unaudited)	2013

Assets
Current assets
Cash and cash equivalents	$2,293	$3,505
Restricted cash	256	256
Marketable securities	210	210
Accounts receivable, net	630	566
Inventory	3,273	3,959
Prepaid expenses and other current assets	667	688

Total current assets	7,329	9,184
Property and equipment, net	654	733
Other assets
Licenses, net	2,026	2,082
Other assets	1,173	1,194

Total assets	$11,182	$13,193

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other liabilities	$3,214	$3,459
Senior secured notes, net of unamortized discount	819	724
Deferred revenue	117	150

Total current liabilities	4,150	4,333
Long-term deferred revenue	178	184

Total liabilities	4,328	4,517

Commitments and contingencies (Note 11)
Shareholders’ equity
Preferred stock, $.10 par value; 5,000 shares authorized, Series B, 28 shares and Series D, 665 shares issued and outstanding on September 30, 2013 and June 30, 2013, respectively	69	69
Common stock, $.001 par value; 100,000 shares authorized, 35,360 and 35,339 issued and outstanding on September 30, 2013 and June 30, 2013, respectively	35	35
Additional paid-in capital	197,561	197,409
Accumulated deficit	(190,811)	(188,837)

Total shareholders’ equity	6,854	8,676

Total liabilities and shareholders’ equity	$11,182	$13,193

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Operations (Unaudited)

	Three Months Ended September 30,
(in thousands, except per share data)	2013	2012

Revenues
Hosted software services	$639	$667
Telehealth products and services	1,166	254

Total revenues	1,805	921
Operating expenses
Cost of revenues	1,295	700
Selling, general and administrative	1,862	1,736
Product development	241	248
Depreciation and amortization	186	204

Total operating expenses	3,584	2,888

Operating loss	(1,779)	(1,967)
Other (expense) income, net	(95)	(548)

Net loss	(1,874)	(2,515)

Basic and diluted loss per common share	$(0.09)	$(0.11)

Comprehensive operations
Net loss	$(1,874)	$(2,515)

Comprehensive loss	$(1,874)	$(2,515)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
(in thousands)	2013	2012

Cash flows from operating activities
Net Loss	$(1,874)	$(2,515)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of debt discount and deferred financing costs	95	549
Depreciation and amortization	186	204
Share-based compensation	85	86
Warrants issued for services	50	—
Restricted shares and stock options issued for services	62	35
Changes in assets and liabilities
Accounts receivable	(64)	(2)
Inventory	686	(29)
Prepaid expenses and other current assets	(24)	(75)
Accounts payable, accrued expenses and other liabilities	(328)	6
Deferred revenue	(39)	21

Net cash used in operating activities	(1,165)	(1,720)

Cash flows from investing activities
Purchases of property and equipment and other assets	(7)	(79)
Other intangible assets acquired	(22)	(6)
Payment for business acquisition	—	(31)

Net cash used by investing activities	(29)	(116)

Cash flows from financing activities
Net proceeds from issuance of senior secured notes and warrants	—	3,260
Dividends paid	(18)	(18)

Net cash (used) provided by financing activities	(18)	3,242

Net (decrease) increase in cash and cash equivalents	(1,212)	1,406
Cash and cash equivalents, beginning of period	3,505	2,036

Cash and cash equivalents, end of period	$2,293	$3,442

The accompanying notes are an integral part of the condensed consolidated financial statements. See Notes 8 and 9 for supplemental cash flow information regarding debt discount and preferred stock dividends.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries (collectively, the “company”). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the company’s Form 10-K for the fiscal year ended June 30, 2013 and the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Based on our business plan, we expect our existing resources, including the net proceeds from our November 2013 private placement, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months. If necessary, management of the company believes that it can reduce operating expenses and/or raise additional equity or debt financing to satisfy its working capital requirements. However, no assurances can be given that we will be able to support our costs through revenues derived from operations or generate sufficient cash flow to satisfy our other obligations. In addition, there can be no assurance that the company will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company.

2.	Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2013	2012
Net loss	$(1,874)	$(2,515)
Preferred stock dividends	(100)	(118)
Deemed preferred stock dividends	(1,074)	(253)

Net loss applicable to common shareholders	$(3,048)	$(2,886)

Weighted average shares	35,360	27,022

Basic and diluted loss per common share	$(0.09)	$(0.11)

The deemed preferred stock dividends included in the loss per share calculation represent the accretion of the fair value of the warrants issued in connection with the extension of the redemption date of the Series C 15% convertible redeemable preferred stock over the period from issuance through the conversion date in April 2013. Beginning in June 2013, the deemed preferred stock dividends also include the accretion of the fair value of approximately $2,150,000 allocated to a non-cash beneficial conversion feature related to the Series D preferred stock issued in June 2013. The beneficial conversion feature is being amortized over the period from issuance through the earliest permitted conversion date in December 2013. The fair value of the warrants was determined using the Black-Scholes option pricing model. All common stock equivalents were excluded from the loss per share calculation for all periods presented because the impact is antidilutive. At September 30, 2013, options (3,274,000), restricted stock units (573,000), warrants (25,516,000), Series D preferred stock (6,125,000) and Series B preferred stock (250,000) were outstanding. At September 30, 2012, options (2,788,000), warrants (13,407,000), Series C preferred stock (2,500,000) and Series B preferred stock (250,000) were outstanding.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.	Share-Based Compensation

Share-based compensation by category is as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
SG&A	$70	$71
Product development	10	10
Cost of revenues	5	5

Share-based compensation expense	$85	$86

We computed the estimated fair values of all option-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. We based our estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on the company’s historical stock volatility. The assumptions used in the company’s Black-Scholes calculations for fiscal 2014 and 2013 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Expected Option Life (Months)
Fiscal year 2014	1.4%	0%	89%	48
Fiscal year 2013	0.6%	0%	107%	48

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

Stock option activity under the company’s stock option plans for employees and non-executive directors for the period ended September 30, 2013 is as follows (in thousands, except per share and average life data):

Employees Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2013	2,271	$3.94
Granted	600	0.89
Expired/Forfeited	(91)	1.43

Outstanding September 30, 2013	2,780	$3.44	4.72	$9

Exercisable at September 30, 2013	1,272	$5.55	8.30	$7

Expected to vest at September 30, 2013	1,204	$1.67	8.30	$1

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Non-Executive Director Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2013	372	$1.97
Granted	131	0.90
Expired	(9)	6.08

Outstanding, September 30, 2013	494	$1.74	7.97	$1

Non-executive director options are granted at market price and vest on the grant date.

As of September 30, 2013, there were approximately 573,000 restricted stock units outstanding that were granted to employees on January 15, 2013 in connection with the company’s compensation modification program. These restricted stock units vest when the company achieves cash flow breakeven, as defined.

As of September 30, 2013, there was approximately $1,620,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements. Approximately $406,000 of this expense is expected to be recognized over a weighted-average period of 28 months. The remaining expense will be recognized if certain vesting conditions are met.

The total intrinsic value of options exercised was $0 for the three month periods ended September 30, 2013 and 2012, respectively. The weighted average grant date fair value of options granted during the three month periods ended September 30, 2013 and 2012 was approximately $0.57 and $.98, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of options vested was $156,000 and $116,000 for the three month periods ended September 30, 2013 and 2012, respectively.

In December 2012, the board of directors agreed that all non-employee directors would receive all of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of our common stock or stock options issued at fair value in accordance with the terms of the 2011 Plan for periods ending after December 2012. For prior periods non-employee directors had the option to receive up to 100% of their cash compensation in restricted shares of our common stock. During the three months ended September 30, 2013, the company issued 21,257 shares of restricted common stock and 74,153 stock options (valued at approximately $44,000) to certain non-executive directors in connection with this program. In October 2013 the company issued 12,781 shares of restricted common stock (valued at approximately $11,400) to a director under this program for the quarter ended September 30, 2013.

4.	Marketable Securities

At September 30, 2013, our marketable securities consisted primarily of money market investments. We classify our investments as “available for sale” and they have been recorded at cost which approximates fair market value due to their variable interest rates. As a result, we have had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from such investments through September 30, 2013. All income generated from these investments is recorded as interest income.

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

On November 21, 2011, the company entered into a definitive joint venture termination agreement with EncounterCare Solutions, Inc. (“ECS”), providing for the assignment and transfer to the company of all of the membership interests held by ECS in ExpressMD Solutions. At the closing on November 21, 2011, the joint venture agreement was terminated, ExpressMD Solutions became a wholly-owned subsidiary of the company and ECS and an affiliated company of ECS entered into an intellectual property license and supply agreement and the company and ECS entered into a registration rights agreement. Pursuant to the license agreement, the company was granted a worldwide, perpetual, irrevocable, royalty-free, non-exclusive license to use the intellectual property of ECS and the affiliated company of ECS to continue to commercialize and develop the remote patient monitoring devices and related software sold by ExpressMD Solutions and to develop improvements and other products based on such intellectual property. Further, pursuant to the license agreement, the company shall supply to ECS, and ECS shall purchase exclusively from the company, such quantities of the ExpressMD Solutions device as is reasonably requested by ECS. Pursuant to the registration rights agreement the company filed a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock issued at closing which was declared effective on April 5, 2012. The termination agreement also provides that within 90 days immediately prior to the fifth anniversary of the closing date, the company shall assign the trademark “ExpressMD” to ECS. At that time, the company will have a limited period within which to transition to a new trademark for the ExpressMD products. The company believes that this transaction provides it with greater flexibility to meet emerging market needs in the telehealth space and enable it to continue to offer innovative and leading-edge products and solutions to its customers. The transaction was accounted for under the purchase method of accounting and, as discussed above, ExpressMD Solutions will continue to be consolidated in the company’s financial statements. The company paid $1,000,000 in cash, forgave a receivable for approximately $58,000 and issued 750,000 shares of common stock valued at $1,215,000, based on the closing market price for the shares at closing, for a total purchase price of approximately $2,273,000. The company also incurred acquisition related costs of approximately $42,000 which were expensed as selling, general and administrative expenses and approximately $15,000 to cover the registration of the common stock issued in connection with the transaction. The company allocated the entire purchase price to the licensed intangible assets referred to above since the joint venture had no assets or liabilities on the closing date. We estimated the fair value of the license using level 3 inputs for future operating results and present value techniques applied to estimated royalty amounts which is a common method used to value licensed intangible assets. There was no bargain purchase gain or goodwill related to the transaction and no historical or pro-forma financial information was required.

6.	Inventory

In connection with our manufacturing and sales plans for our telehealth service, the company has purchased certain components and contract manufacturing services for the production of the monitoring appliances. These inventory amounts are stated at the lower of cost or market and consist of the following (in thousands):

	September 30, 2013	June 30, 2013
Purchased components	$3,061	$3,094
Finished goods	212	865

Total inventory	$3,273	$3,959

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

7.	Other Intangible Assets

The following table sets forth licenses, net and other intangible assets that are included in other assets as follows (in thousands):

	September 30, 2013			June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years

Patents	$353	$241	$112	$350	$236	$114	17
Trademarks	203	89	114	201	87	114	20
Acquired technologies	72	72	—	72	72	—	2
Licenses	3,750	1,724	2,026	3,733	1,651	2,082	3 - 10

Total	$4,378	$2,126	$2,252	$4,356	$2,046	$2,310

As of September 30, 2013 and June 30, 2013 goodwill amounted to approximately $50,000 and is included in other assets.

The company amortizes licenses and other intangible assets under the straight line method. Amortization expense was approximately $80,000 and $69,000 for the three months ended September 30, 2013 and 2012, respectively. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

2014	$253
2015	317
2016	346
2017	265
2018	266
Thereafter	805

$2,252

8.	Senior Secured Notes

On March 9, 2012 and September 24, 2012, the company entered into securities purchase agreements with certain accredited investors pursuant to which we sold an aggregate principal amount of $7,350,000 of senior secured promissory notes and warrants to purchase a total of 5,580,527 shares of common stock for gross proceeds of $7,350,000. The secured notes are senior secured promissory notes and are not convertible into equity securities. The secured notes, as amended, are due and payable on the first to occur of October 31, 2013 or a subsequent financing, as defined. No interest shall accrue on the secured notes and they contain covenants and events of default customary for similar transactions. The secured notes are collateralized by a first priority lien on all of the company’s assets in accordance with, and subject to, a security agreement. The warrants are exercisable for a period of 54 months commencing on the six month anniversary of the issue date of such warrants at an initial exercise price of $1.34 per share, which is 101% of the consolidated closing bid price reported by the Nasdaq Stock Market on March 9, 2012. The closing of these financings occurred on March 14, 2012 and September 28, 2012 and the net proceeds to us from these transactions, after deducting offering expenses, were approximately $7,260,000. The following investors that participated in these financings are related parties to us. J. David Luce, a member of our board of directors, and his spouse purchased an aggregate principal amount of $2,650,000 of secured notes and 2,010,876 warrants through affiliated entities, John J. Waters, who was a member of our boards of directors through May 12, 2013, purchased an aggregate principal amount of $150,000 of secured notes and 119,940 warrants. In addition, our chief executive officer and a member of our board of directors, O’Connell Benjamin, and our chief financial officer, William Marshall, each purchased an aggregate principal amount of $100,000 of secured notes and 76,073 warrants. Further, Lazarus Investment Partners LLLP, which was the beneficial owner of approximately 16.2% and 23.8% of our outstanding shares of common stock immediately prior to these offerings, respectively purchased an aggregate principal amount of $2,000,000 of secured notes and 1,521,463 warrants. The manager of the general partner of Lazarus Investment Partners, LLLP is the brother of Dr. Todd A. Borus, a member of our board of directors. The participation by these investors was on the same terms as the other investors in these transactions.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

On September 24, 2012, we also entered into a transaction with the holders of the $4,050,000 senior secured promissory notes issued in March 2012, to extend the maturity date of such notes to October 31, 2013 and grant pari passu rights to the new notes issued on September 28, 2012. In connection with and in consideration of this extension, we issued the holders of the notes issued in March 2012 warrants to purchase an aggregate of 2,197,674 shares of common stock with the same terms as the warrants issued to the new note holders. Due to their ownership of secured notes issued in March 2012, extension warrants were issued to the following related parties: entities affiliated with Mr. Luce were issued a total of 813,953 extension warrants; John Waters, a director through May 12, 2013, was issued 81,395 extension warrants, each of the company’s chief executive officer and chief financial officer were issued 27,131 extension warrants and Lazarus Investment Partners was issued 542,636 extension warrants.

The company allocated the proceeds from the secured note transactions to the secured notes and the warrants based on the relative fair values of such instruments using the present value of the secured notes at a market rate of interest and the value of the warrants based on the Black-Scholes option pricing model and the applicable assumptions set forth in Note 3 of Notes to Condensed Consolidated Financial Statements. This allocation resulted in an effective interest rate for the secured notes from March 2012 through September 2012 of approximately 54% per annum. Following the extension of the secured notes issued in March 2012 the effective interest rate for the remaining term of such notes was approximately 47% per annum. The effective interest rate for the secured notes issued in September 2012 was approximately 41% per annum. However, since the subjective nature of the inputs for the option pricing models can materially affect fair value estimates, in management’s opinion, such models may not provide a reliable single measure of the fair value of the warrants and the resulting effective interest rates. In connection with the secured note transactions the company recorded senior secured promissory notes of $7,350,000, debt discount of $4,726,000 and additional paid-in-capital of $4,676,000 related to the fair value of the warrants. The non-cash amortization of the debt discount and deferred financing costs of $95,000 and $549,000 is included in the other (expense) income for the three months ended September 30, 2013 and 2012, respectively. The aggregate principal amount of $850,000 of senior notes outstanding, were repaid on their stated maturity date.

In connection with the sale of Series D convertible preferred stock discussed in Note 9 of Notes to Condensed Consolidated Financial Statements, holders of $6,500,000 of secured notes agreed to cancel their notes in exchange for the Series D shares and warrants issued in the sale. The company completed this transaction on June 20, 2013 and recorded the reduction in secured notes and the related unamortized debt discount and deferred financing costs on such date. The early extinguishment of the secured notes resulted in a non-cash loss on extinguishment of approximately $1,060,000 which is equal to the remaining unamortized debt discount and deferred financing costs related to the cancelled notes as of the extinguishment date. The loss on extinguishment was included in other (expense) income for the quarter ended June 30, 2013.

The following table sets forth the secured notes and unamortized debt discount (in thousands):

	September 30, 2013	June 30, 2013

Senior secured notes	$850	$850
Unamortized debt discount	(31)	(126)

Senior secured notes, net	$819	$724

9.	Preferred Stock

As of September 30, 2013, there are 28,000 shares of Series B preferred stock outstanding. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note. The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 250,000 shares of our common stock at a conversion rate of $2.80 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. At September 30, 2013, the company has accrued dividends in the amount of $17,500 which remain unpaid.

As of September 30, 2013, there are 665,000 shares of Series D convertible preferred stock outstanding. The Series D preferred stock was issued in June 2013 and can be converted by the holders into an aggregate of 6,125,024 shares of common stock at an initial

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

conversion rate of $1.08571 per share. The holders of such shares have the right to convert the preferred shares at anytime commencing on the six month anniversary of the issue date; however, the shares received upon conversion may not be offered or sold except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The company has the right to repurchase the outstanding Series D preferred stock at a redemption price equal to $10.00 per share, plus accrued and unpaid dividends, beginning two years after issuance and to require holders to convert their Series D preferred stock beginning three years after issuance. Dividends on the Series D preferred stock accrue at a rate of 5% per annum and are payable semi-annually in cash or stock at the company’s option. At September 30, 2013, the company has accrued dividends in the amount of $93,285 which remain unpaid.

10.	Shareholder’s Equity

The changes in shareholders’ equity for the three months ended September 30, 2013 are summarized as follows (in thousands):

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, June 30, 2013	$69	$35	$197,409	$(188,837)	$8,676
Preferred stock dividends				(100)	(100)
Share-based compensation expense			85		85
Restricted shares and stock options issued for services			62		62
Warrants issued for services			5		5
Net loss				(1,874)	(1,874)

Balance, September 30, 2013	$69	$35	$197,561	$(190,811)	$6,854

During the three months ended September 30, 2013 there were no stock options and no common stock warrants exercised.

11.	Commitments and Contingencies

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2013, we are not aware of any obligations under such indemnification agreements that would require material payments.

12.	Income Taxes

The company continues to fully recognize its tax benefits which are offset by a valuation allowance due to the uncertainty that the deferred tax assets will be realized. We will continue to evaluate the realizability of our net deferred tax assets and may record additional benefits in future earnings if we determine the realization of these assets is more likely than not.

13.	Other (Expense) Income

Other (expense) income consists of the following (in thousands):

	Three Months Ended September 30,
	2013	2012

Amortization of debt discount	$(94)	$(549)
Amortization of deferred financing costs	(1)	—
Miscellaneous income	—	1

Total other (expense) income	$(95)	$(548)

14.	Fair Value Measurements

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The company’s assets subject to fair value measurements as of September 30, 2013 and June 30, 2013 are as follows (in thousands):

	Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
September 30, 2013
Current marketable securities - available for sale	$210	$210	$—	$—

Total	$210	$210	$—	$—

June 30, 2013
Current marketable securities - available for sale	$210	$210	$—	$—

Total	$210	$210	$—	$—

For the three months ended September 30, 2013 and 2012, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings.

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

15.	Accounting Standards Adopted in Fiscal 2014

The company adopted the following FASB Accounting Standards Update (ASU) during fiscal 2014:

•	(ASU 2011-11 “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities” which requires disclosure of net and gross positions in covered financial instruments which are (1) offset in accordance with ASC Sections 210-20-45 or 815-10-45, or (2) subject to an enforceable netting or other similar arrangement. The new disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013 and are required for all prior comparative periods presented.

The adoption of the ASU described above had no impact on the company’s results of operations or financial position.

16.	Common Stock Warrants

During the quarter ended September 30, 2013 the company issued warrants to purchase shares of its common stock as follows: (i) 50,000 warrants to a consultant for services with an exercise price of $0.89 per share. These warrants vest monthly in arrears through July 31, 2014, have a five year life and, subject to vesting requirements, are exercisable beginning six months after the grant date, and (ii) 500,000 warrants to consultant for services with an exercise price of $1.34 per share. These warrants vest in equal installments of 50,000 warrants based on performance-based targets related to service revenues recognized by the company from customers covered by such agreement, have a five year life, and, subject to vesting requirements, are exercisable beginning six months after the grant date. The fair value of these warrants, as determined by the Black Scholes Model, is being charged to operations over the service period for the time based warrants and for the performance based warrants costs will be recognized during the periods that performance targets are achieved.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Except for the 6,650,000 warrants issued with the Series D preferred stock in June 2013, and the warrants issued to consultants during the quarter ended September 30, 2013, all of the outstanding warrants are exercisable. A schedule of common stock warrant activity is as follows (in thousands, except per share and average life data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, June 30, 2013	24,966	$1.23
Warrants issued	550	1.30

Outstanding, September 30, 2013	25,516	$1.23	3.95	$—

17.	Recent Equity Offerings

On June 20, 2013, the company completed the sale of 665,000 shares of Series D convertible preferred stock and warrants to purchase 6,650,000 shares of common stock to a number of holders of its senior secured notes and other investors in consideration for the cancellation of $6.5 million of senior secured notes and $0.15 million in additional cash proceeds. After deducting offering expenses, the company received net proceeds of approximately $0.03 million. The terms of the Series D preferred stock are discussed in Note 9 of Notes to Condensed Consolidated Financial Statements. The warrants issued with the Series D preferred stock are exercisable commencing six months following their issuance for a period of 54 months at an exercise price of $0.95 per share. The company allocated the proceeds from the transaction to the Series D preferred stock and the warrants based on the relative fair values of such instruments using the fair value of the common stock issuable on conversion of the Series D preferred stock and the fair value of the warrants based on the Black Scholes Model. This allocation assigned approximately $2.98 million of the proceeds to the fair value of the warrants and resulted in a beneficial conversion feature related to the Series D preferred stock of approximately $2.15 million since the effective conversion rate was below the fair value of the common stock issuable on conversion. As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, the beneficial conversion feature is being treated as a deemed dividend in the company’s loss per share calculation. In connection with the Series D preferred stock transaction, the company also entered into a registration rights agreement with the holders of the Series D preferred stock and warrants dated June 11, 2013, pursuant to which we granted the holders a right to require us to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable under the Series D preferred stock and exercise of the warrants. We also agreed to grant piggyback registration rights to the purchasers of the Series D preferred stock and warrants.

On June 17, 2013, the company completed an underwritten public offering of 4,683,685 units (including the full exercise by the underwriter of the over-allotment option) of securities at a price of $0.95 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.95 per share. The warrants are exercisable for a period of five years from the date of issuance. The value of these warrants using the Black-Scholes Model was approximately $3.33 million. J.P. Turner & Company, LLC served as the underwriter for this transaction and the securities were offered by the company pursuant to a shelf registration statement that was previously filed by the company and declared effective by the Securities and Exchange Commission. The company received net proceeds, after deducting underwriting fees and expenses and the company’s offering expenses, of approximately $3.93 million.

On November 12, 2013, the company completed a private placement transaction with certain accredited and/or institutional investors of 2,347,625 shares of common stock and warrants to purchase 774,716 shares of common stock at a unit price of $1.05 per share and warrant. The warrants are exercisable commencing six months following their issuance for a period of 54 months at an exercise price of $1.38 per share. The fair value of these warrants using the Black-Scholes Model was approximately $0.5 million. After deducting offering expenses, the company received net proceeds of approximately $2.4 million. In connection with the offering the company also entered into a registration rights agreement with the investors pursuant to which we granted the investors a right, commencing on the one-year anniversary of the closing, to require us to file a registration statement with the Securities and Exchange Commission covering the resale of the common stock and the shares issuable upon the exercise of the warrants. We also agreed to grant the investors piggyback registration rights related to these securities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results

Certain statements in this Form 10-Q, including information set forth under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). We desire to avail ourselves of certain “safe harbor” provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involving known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of our software, products and services, competition, pricing, technological changes, implementation of our business plan, and other risks as discussed in our filings with the Securities and Exchange Commission, in particular our Annual Report on Form 10-K for the year ended June 30, 2013 and our subsequently filed quarterly reports on Form 10-Q, all of which risk factors could adversely affect our business and the accuracy of the forward-looking statements contained herein.

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

Our telehealth solutions provide in-home patient vital signs monitoring systems and services to improve care for patients with chronic illnesses and reduce the cost of care by delivering results to their healthcare providers via the Internet. Our telehealth solutions combine our Electronic House Call™ patient vital signs monitoring appliances or our Interactive Voice Response patient vital signs monitoring solution or our tablet based products with a web-based management and monitoring software module based on our Inscrybe® Healthcare platform. Both solutions enable unattended measurements of patients’ vital signs and related health information and are designed to aid wellness and preventative care, and deliver better care to specific patient segments who require regular monitoring of medical conditions. Healthcare providers can easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans securely via the Internet. This service provides a combination of care plan schedule reminders and comprehensive disease management education as well as intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Healthcare providers and health insurers are also expected to benefit by having additional tools to improve patient care, and reduce overall in-person and emergency room patient visits.

We operate our business in the US with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. Our business is engaged in the development and sale of web-based services largely based on our Inscrybe® platform and related capabilities and telehealth services featuring our Electronic House Call, Interactive Voice Response and related products and services. In recent years we have focused our efforts on developing and introducing solutions for use in the healthcare information technology industry.

We believe there are a number of factors that will be favorable for the healthcare information technology industry in the near future, despite the lingering weakness in the global economy. These factors include on-going regulatory reforms in the U.S. focused on controlling costs, automating medical records and processes and expanding the availability of healthcare coverage, and healthcare industry trends to significantly reduce costs, shorten the length of hospital stays, reduce hospital readmissions, shift patient care towards wellness and preventative care programs and automate healthcare records and processes. Because healthcare information technology solutions play an important role in healthcare by improving safety, efficiency and reducing cost, they are often viewed as more strategic than other capital purchases. In addition, government agencies, as well as politicians and policymakers appear to agree that the growing cost of our healthcare system is unsustainable and the intelligent use of information systems will improve health outcomes and, correspondingly, drive down costs. The broad recognition that healthcare information technology is essential to help control healthcare costs and improve quality contributed to the inclusion of healthcare information technology incentives in the

American Recovery and Reinvestment Act (ARRA) and accompanying Health Information Technology for Economic and Clinical Health (HITECH) provisions which include more than $35 billion in incentives for healthcare organizations to modernize operations through “meaningful use” of healthcare information technology. Further, as more consumers are provided with insurance coverage, healthcare providers may face increased volumes that could create capacity constraints, and they may find it challenging to profitably provide care at the planned reimbursement rates under the expanded coverage models. Another aspect of the market for healthcare information technology is the shift away from fee-for-service or volume-based reimbursement towards value-based or outcomes-based reimbursement. Payers, including health insurance companies and federal and state governments are implementing programs to link reimbursement to quality measurements and outcomes, and this alignment creates significant financial motivation for adoption of healthcare information technology products and services. We believe that there are substantial sums of reimbursement funds that are tied to incentive programs such as value based purchasing, 30-day readmission rules and quality reporting requirements. There are also a growing number of third-party studies that document how telehealth can positively impact the way healthcare is delivered. From acute care to chronic care, a wide range of patient populations can benefit from telehealth. We believe that telehealth products are helping physicians and patients to accomplish a number of goals, including, shifting visits away from high-cost settings; reducing the cost of managing patients with chronic diseases; reducing unnecessary hospital readmissions; reducing the duration of hospital stays; improving access to care for patients located in remote areas; and improving outcomes. We believe the factors discussed above will create strong incentives for providers to maximize efficiency and create the need for additional investments in healthcare information technology solutions and services. Thus, while the current economic environment has impacted our business, we believe the fundamental value proposition of healthcare information technology remains strong and that the healthcare information technology industry will likely benefit as healthcare providers and governments continue to recognize that these solutions and services contribute to safer, more efficient healthcare.

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

During fiscal 2014 we have continued to take steps to refine our core product and service offerings, significantly expand our addressable markets, manage operating costs and position the company for long-term growth. We are focused on refining and marketing our Inscrybe® Healthcare Referral Management and Hospital Discharge solutions and our telehealth products and services. As discussed above, we believe our business will benefit as the federal government healthcare reforms are implemented and as trends in the U.S. healthcare industry to significantly reduce costs, shorten the length of hospital stays, reduce hospital readmissions, shift patient care towards wellness and preventative care programs and automate healthcare records and processes take hold. Although we have taken steps to focus our business in these areas, our progress will be impacted by the timing of customer contracts and implementations and the market acceptance of our products and services.

During this period we have also advanced the development of our telehealth service offerings and continued to refine the capabilities of our Electronic House Call, Interactive Voice Response products and services and our mobile telehealth tablet and telehealth software application. In April 2011, we announced that we had been selected as a supplier to the Department of Veterans Affairs (VA) for its core coordination home Telehealth Program and in May 2013 we announced that the VA had exercised its second one-year option to extend the term of our contract, which also includes two additional one-year extension options. During fiscal 2013 we completed the required test-in phase with the VA for our Electronic House Call and Interactive Voice Response solutions and we received approval to begin the national rollout of these solutions to VA facilities throughout the U.S. and its territories. During the quarter ended March 31, 2013, the company completed the integration and required testing of the interface between its telehealth solutions and the VA’s VistA Electronic Health Records system and received approval to use the interface in the VA’s national telehealth program. The interface to VistA is designed to make it faster and easier for clinicians to enroll patients, manage patient care plans and update patient information in the VistA system. We have also received approval for a number of new Disease Management Protocols (DMPs) for both of our telehealth solutions which continues to make these solutions available to a larger patient population at the VA. During the contract period, the company will be committed to provide, subject to purchase orders from the VA, telehealth devices and certain associated software solutions. We believe that the VA telehealth project positions the company for success as this market develops in the commercial sector and provides a significant growth opportunity for the company as we work to support the VA in its efforts to deliver quality care to our veterans. There can be no assurance that the VA will exercise any of the other option periods under the agreement nor can the company provide any assurances as to the actual amount of products and solutions, if any, that may ultimately be purchased by VA facilities under the agreement.

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

The company computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The company based its estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on the company’s historical stock volatility. The assumptions used in the company’s Black-Scholes calculations for fiscal 2014 and 2013 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Expected Option Life (Months)
Fiscal year 2014	1.4%	0%	89%	48
Fiscal year 2013	0.6%	0%	107%	48

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

Results of Operations

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Revenues were $1,805,000 for the quarter ended September 30, 2013 compared to $921,000 for the prior year period. These results reflect an increase in revenues from our telehealth products and services.

Cost of revenues increased to $1,295,000 for the quarter ended September 30, 2013 compared to $700,000 for the same period in the prior year, due primarily to the higher telehealth revenues.

Selling general and administrative (SG&A) expenses increased to $1,862,000 for the quarter ended September 30, 2013 compared to $1,736,000 for the prior year period. The increase is due primarily to higher selling expenses and investor relations expenses.

Product development expenses were $241,000 for the quarter ended September 30, 2013 compared to $248,000 for the prior year period. The decrease for the current period is due primarily to lower personnel expenses.

Depreciation and amortization expense was $186,000 for the quarter ended September 30, 2013 compared to $204,000 for the prior year period. This change is due primarily to lower expenses for fixed assets and a decrease in amortization of capitalized software offset in part by the amortization of acquired licenses.

Other expense was $95,000 for the quarter ended September 30, 2013 compared to $548,000 for the prior year period. Other expense for the periods consists primarily of non-cash amortization of the debt discount on the company’s senior secured notes payable. The decrease in the other expense for the current period reflects the early extinguishment of certain senior secured notes in June 2013 in exchange for Series D preferred stock and warrants to purchase shares of common stock.

Net loss for the quarter ended September 30, 2013 was $1,874,000, or $0.09 per share, compared to $2,515,000, or $0.11 per share, for the prior year period. The decrease in net loss for the periods is due primarily to higher revenues and a decrease in the non-cash amortization of the debt discount which offset the higher expenses discussed above.

Liquidity and Capital Resources

Overview

Our operations and product development activities have required substantial capital investment to date. Our primary sources of funds have been the issuance of equity and the incurrence of third party debt. In February 2004, we sold 5,360,370 common shares in private placements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506, promulgated thereunder and received net proceeds of approximately $69,100,000 after payment of offering expenses and broker commissions. In addition, we have completed a number of financing transactions over the past five years to increase our cash position and monetize non-core assets. Excluding the transactions discussed in more detail below, during the period we received net proceeds of approximately $11,590,000 from equity transactions and $3,650,000 from the sale of non-core assets. As described in greater detail in Notes 8 and 17 of Notes to Condensed Consolidated Financial Statements, in March 2012 the company sold $4,050,000 of senior secured promissory notes and 3,022,388 warrants to purchase shares of our common stock to accredited investors including several directors, officers and significant stockholders of the company from which we received net proceeds of approximately $4,000,000, in September 2012 the company sold $3,300,000 of senior secured promissory notes and 2,558,139 warrants to purchase shares of our common stock to accredited investors, including several directors and officers and significant stockholders of the company from which we received net proceeds of approximately $3,260,000, in June 2013, we completed the sale of 665,000 shares of Series D convertible preferred stock and 6,650,000 warrants in exchange for the cancellation of $6,500,000 of senior secured notes and $150,000 in additional cash proceeds and in June 2013 we also completed an underwritten public offering of 4,683,685 units each consisting of one share of common stock and one warrant to purchase one share of common stock. We received net proceeds from the June transactions of approximately $3,964,000. As discussed more fully in Note 17 of Notes to Condensed Consolidated Financial Statements, on November 12, 2013, we completed a private placement transaction of 2,347,625 shares of common stock and warrants to purchase 774,716 shares of common stock. We received net proceeds of approximately $2,400,000 from this transaction. We are using the proceeds from these transactions for working capital and general corporate purposes, including supporting the rollout of our telehealth products and services.

For the three months ended September 30, 2013, expenditures for data center equipment and other assets totaled approximately $7,000 and expenditures for software licenses and other intangible assets totaled approximately $22,000. We have developed and intend to continue to develop new applications to grow our business and address new markets.

In August 2012 we filed with the SEC a registration statement on Form S-3 and a pre-effective amendment to such registration statement under the Securities Act in December 2012. The shelf registration statement was declared effective by the SEC in December 2012 and replaces our prior shelf registration statement. The new shelf registration statement allows us to sell, from time to time in one or more public offerings, shares of our common stock, shares of our preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of such securities, for proceeds in the aggregate amount of up to $40 million, subject to SEC limitations. Following our public offering in June 2013, there is approximately $32 million available under this registration statement for future transaction, subject to SEC limitations. The terms of any such future offerings, if any, and the type of equity or debt securities would be established at the time of the offering. This disclosure shall not constitute an offer to sell or a solicitation of an offer to buy the securities, nor shall there be any sale of these securities in any jurisdiction in which an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Any offer of the securities will be solely by means of the prospectus included in the registration statement and one or more prospectus supplements that will be issued at the time of the offering.

At the company’s special meeting of stockholders held on April 5, 2013, our stockholders approved the automatic conversion of the shares of Series C preferred stock into an aggregate of 3,551,541 shares of common stock, including 1,051,541 shares of common stock issued in lieu of accrued but unpaid dividends on the Series C preferred stock.

Cash Flows

At September 30, 2013, cash, cash equivalents and marketable securities amounted to approximately $2,503,000 and total assets at that date were $11,182,000. Since June 30, 2013 cash, cash equivalents and marketable securities decreased approximately $1,212,000 reflecting cash used principally to fund operating losses, product development activities, changes in working capital and capital expenditures during the three months ended September 30, 2013. Cash used for the period includes investments in data center and related infrastructure equipment, investments in inventory, licenses and related assets and the prepayment of certain insurance premiums and maintenance contracts. We expect to continue to use cash to fund operating losses, changes in working capital, product development activities, and capital expenditures for the foreseeable future.

Net cash used by operating activities for the three months ended September 30, 2013 was approximately $1,165,000 compared to $1,720,000 for the prior year period. Net cash used by investing activities, excluding purchases and sales of marketable securities, was $29,000 for the three months ended September 30, 2013 compared to $116,000 for the prior year period. This change reflects a decrease in asset and related purchases for the current period.

Net cash used by financing activities for the three months ended September 30, 2013 was approximately $18,000 compared to net cash provided of $3,242,000 for the prior year period. The amount for the prior year reflects the net proceeds from the secured note transaction in fiscal 2013, less the payment of preferred stock dividends.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits, product development activities, business acquisitions, capital expenditures and telehealth activities. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings. As mentioned in the “Overview section”, we believe that the company will benefit from the federal government healthcare reforms and industry trends focused on automation and cost reduction. Based on our business plan, we expect our existing resources, including the net proceeds from our November 2013 private placement, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, no assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations, generate sufficient cash flow to satisfy our other obligations or that the company will continue as a going concern. If our available cash resources and projected revenue levels are not sufficient to sustain our operations, or otherwise meet our cash needs, we will need to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. In addition, there can be no assurance that the company will be successful in raising additional capital, or securing financing when needed or on terms satisfactory to the company. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition.

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

Financing Activities

Except as discussed above, we have not engaged in any external financing activities in fiscal 2014 and 2013.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 250,000 shares of our common stock at a conversion rate of $2.80. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of September 30, 2013, no shares of the Series B preferred stock have been redeemed.

In connection with our private placement of Series D preferred stock in June 2013, we issued 665,000 shares of Series D 5% convertible preferred stock. The Series D preferred stock is convertible into 6,125,024 shares of our common stock at an initial conversion rate of $1.08571 per share. Each share of Series D preferred stock has a stated value of $10.00 per share. The company has the right to repurchase these shares at the stated value per share, plus accrued and unpaid dividends, starting in June 2015 and to require the holders to convert such securities into common stock starting in June 2016. Each holder of our Series D preferred stock has the right to convert such shares into common stock at anytime commencing on the six month anniversary date of the issue date. The Series D preferred stock will pay dividends at the rate of 5% per annum, payable in cash or shares of common stock, at the company’s option subject, however, to limitations required by the Nasdaq stock market. As discussed above, at September 30, 2013, the company had outstanding $850,000 of senior secured promissory notes that mature on October 31, 2013. These notes were repaid at maturity, which has reduced our cash position.

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

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of September 30, 2013 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$1,707	$512	$1,195	$—	$—

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

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2013, we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us.

Present Accounting Standards Not Yet Adopted

In July 2013 the FASB issued ASU 2013-11, “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists (a consensus of FASB Emerging Issues Task Force), which finalizes Proposed ASU No. EITF-13C, and provides explicit guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. In particular, ASU No. 2013-11 provides that an entity’s unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. As to the foregoing exception, ASU No. 2013-11 explains that the determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statue of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. ASU No. 2013-11 applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists at the reporting date. Retrospective application is also permitted. Further, ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

We are currently evaluating the impact of this standard on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have approximately $210,000 invested in short-term investments as of September 30, 2013. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At September 30, 2013, our unrestricted cash and marketable securities totaled approximately $2,503,000, of which approximately $210,000 was invested in money market investments. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Quarterly Report on Form 10-Q and a restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. You should carefully consider the risks described below, together with all of the following risk factors and the other information included in this report, in considering our business herein as well as the information included in our other reports filed with the SEC. These risks have affected, and in some cases could affect, our actual results of operations and cause our results to differ materially from those anticipated in forward looking statements made herein. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations, financial condition and/or operating results. If any of the matters or events described in the following risks actually occurs, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment due to any of these risks.

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred net losses of approximately $11,349,000, $8,352,000 and $12,555,000, including a loss of approximately $5,769,000 related to discontinued operations for our former German subsidiary for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. We also had a net loss of $1,874,000 for the three months period ending September 30, 2013 and had an accumulated deficit of approximately $190,811,000 at September 30, 2013. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we may not be profitable in any future period.

Our capital requirements have been significant and we may need to raise additional capital to finance our operations.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements and registered offerings of our securities and on short-term and long-term loans to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software, services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $5,214,000, $6,513,000 and $6,465,000 in cash for continuing operating activities for the fiscal years ended June 30, 2013, 2012 and 2011, respectively, and $1,165,000 for the three months ended September 30, 2013. Our available cash, cash equivalents and marketable securities as of September 30, 2013 totaled approximately $2,503,000. Subsequently, we have repaid the $850,000 of senior secured notes which were outstanding as of September 30, 2013. We expect our existing resources, including the net proceeds from our November 2013 private placement, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, no assurances can be given, that we will be able to attain sales levels and support our costs through revenues derived from operations, generate sufficient cash flow to satisfy our other obligations or that the company will be able to continue as a going concern. If our available cash resources and projected revenue levels are not sufficient to sustain our operations, or otherwise meet our cash needs, we will need to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. There can be no assurance, however, that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially, which could have a material adverse effect on our business, financial condition and results of operations. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

•	our need to utilize a significant amount of cash to support research and development activities and to make incremental investments in our organization;

•	our ability to achieve targeted gross profit margins and cost management objectives;

•	our ability to reach break-even or profitability;

•	the success of our sales and marketing efforts;

•	the extent and terms of any development, marketing or other arrangement; and

•	changes in economic, regulatory or competitive conditions, including the continuing economic weakness due to the recent financial crisis and federal budgetary uncertainty.

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

On August 2, 2011, the Budget Control Act of 2011 (the “Budget Control Act”) was enacted into law. The Budget Control Act imposes annual spending limits on many federal agencies and programs aimed at reducing budget deficits. In addition to setting budget authority for fiscal years 2012-2021, the Budget Control Act also triggered an automatic sequestration process that took effect March 1, 2013. The sequestration process is resulting in automatic, across-the-board cuts to mandatory and discretionary federal spending, although the depth and scope of sequestration impacts are still not clear. Presently, federal agency budgets remain uncertain for the future, which situation will be likely to remain until an agreed upon solution, if any, is enacted. We cannot predict what impact, if any, the Budget Control Act will have on our business or results of operations. However, these or other factors could result in a significant decline in, or redirection of, current and future federal expenditures and could adversely affect our operating performance, including the possible loss of revenue and reduction in our operating cash flow, particularly, but not exclusively, with respect to our telehealth products.

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

We have been in the past, and may become in the future, involved in legal proceedings. You should carefully review and consider the various disclosures we make in our reports filed with the SEC regarding legal matters that may affect our business. As described in greater detail below, our ExpressMD Solutions subsidiary was served with a summons and complaint in a purported patent infringement lawsuit filed by Robert Bosch Healthcare Systems, Inc. alleging that the ExpressMD Solutions’ “Electronic House Call” product infringes one or more claims of certain patents allegedly owned by the plaintiff. ExpressMD Solutions filed an answer to the complaint and asserted counterclaims seeking declarations that the patents are invalid and not infringed. We believe that we have strong defenses to plaintiff’s allegations and we intend to continue to vigorously defend the litigation. This proceeding has been stayed by the court until the final decision, including through appeals, on all of the reexaminations of the asserted Bosch patents have been completed by the U.S. Patent and Trademark Office. However, civil and criminal litigation is inherently unpredictable and outcomes can result in excessive verdicts, fines, penalties and/or injunctive relief that affect how we operate our business. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. We cannot predict with certainty the outcome of any legal proceedings in which we become involved and it is difficult to estimate the possible costs to us stemming from any such matters. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations, financial position and cash flows.

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

We have investigated patents held by third parties of which we are aware and we believe that our products and services, including our telehealth offerings, do not infringe on the claims of these patents. However, we cannot provide any assurances that our products and services do not infringe upon any third party patents or violate the proprietary rights of others, including the patents we have investigated, and it is possible that such infringement or violation has occurred or may occur. As described in greater detail below, on January 6, 2012, our ExpressMD Solutions subsidiary was served with a summons and complaint in a purported patent infringement lawsuit filed by Robert Bosch Healthcare Systems, Inc. alleging that the ExpressMD Solutions’ “Electronic House Call” product infringes one or more claims of certain patents allegedly owned by the plaintiff. ExpressMD Solutions filed an answer to the complaint and asserted counterclaims seeking declarations that the patents are invalid and not infringed. This proceeding has been stayed by the court until the final decision, including through appeals, on all of the reexaminations of the asserted Bosch patents have been completed by the U.S. Patent and Trademark Office. We believe that we have strong defenses to plaintiff’s allegations and we intend to continue to vigorously defend the litigation. In addition, we intend to exercise our rights of set-off and indemnification as against EncounterCare Solutions, Inc. and the co-licensor to us of the patents in issue.

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

Our telehealth product is a medical device that is subject to extensive regulation in the United States. Unless an exemption applies, each medical device that we wish to market in the United States must receive either 510(k) clearance or premarket approval from the U.S. Food and Drug Administration, or the FDA, before the product can be sold. Either process can be lengthy and expensive. The FDA’s 510(k) clearance procedure, also known as “premarket notification,” is the process we have used for our current telehealth product. The regulatory clearance for our telehealth product provides for its use for its intended purposes. In addition, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record-keeping for approved products are subject to extensive regulation. If the FDA determines that our promotional materials or activities constitute promotion of an unapproved use or we otherwise fail to comply with other FDA regulations, we may be subject to regulatory enforcement actions, including a warning letter, injunction, seizure, civil fine, suspensions, loss of regulatory clearance, product recalls or product seizures. In the more egregious cases, criminal sanctions, civil penalties, or disgorgement of profits are possible. The subsequent discovery of previously unknown problems may also result in restrictions on the marketing of our products, and could include voluntary or mandatory recall or withdrawal of products from the market. Further, we cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action. If we are not able to maintain regulatory compliance, we will not be permitted to market our products and our business would suffer. In addition, the FDA has increased its focus on regulating computer software intended for use in a healthcare setting, including applications meant to run on a mobile platform or on a browser tailored for use on a mobile platform. If our software solutions or applications are deemed to be actively regulated medical devices by the FDA, we could be subject to more extensive requirements governing pre- and post-marketing activities. As described above, complying with these regulations could be time consuming and expensive, and may require FDA clearance or pre-market approval.

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

In addition to regulatory requirements concerning the commercialization of medical devices, we are subject to a significant and wide-ranging number of regulations both within the United States and elsewhere, such as regulations in the areas of healthcare fraud and the security and privacy of patient data. Existing and new laws and regulations affecting the health care industry could create unexpected liabilities for us, cause us to incur additional costs, and restrict our operations. Many health care laws are complex, and their application to specific services and relationships may not be clear and these laws and regulations may be applied to us in ways that we do not anticipate, particularly as we develop and release new and more sophisticated products and services. Our failure to accurately anticipate the application of these laws and regulations, or our other failure to comply with them, could create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from health care regulation are described below:

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

Electronic Health Records Laws and Associated Interoperability Standards. A number of federal and state laws govern the use and content of electronic health record systems. For example, ARRA requires “meaningful use of certified electronic health record technology” by health care providers in order to receive incentive payments. Regulations have been issued that identify standards and implementation specifications and establish the certification standards for qualifying electronic health record technology. Nevertheless, these standards and specifications are subject to interpretation by the entities designated to certify such technology. While we have not sought to obtain certification of our software solutions for “meaningful use” under the criteria adopted by the U.S. Department of Health and Human Services regarding electronic health records, our software solutions operate in the framework of facilitating the electronic exchange of health care information by our customers and our solutions must be designed in a manner that facilitates our customers’ compliance with these laws. Further, there is increasing demand among customers, industry groups and government authorities that healthcare software and systems provided by various vendors be compatible with each other. Market forces or governmental/regulatory authorities could create software interoperability standards that would apply to our solutions, health care devices or solutions, and if our software solutions, health care devices or services are not consistent with those standards, we could be forced to incur substantial additional development costs to conform. We may incur increased development costs and delays in delivering solutions if we need to upgrade our software solutions to either obtain compliance with these varying and evolving standards or to facilitate such compliance by our customers. In addition, any standards applicable to our products and solutions may lengthen our sales and implementation cycle. To the extent that any such standards are narrowly construed or delayed in publication, or that we are delayed in achieving any certification that is necessary or desirable, our sales could be impaired and we may have to invest significantly in changes to our software solutions or devices. Because this is a topic of increasing state and federal regulation, we expect additional and continuing modification of the current legal and regulatory environment. We cannot predict the content or effect of possible future regulation on our business activities.

If we are unable to generate sufficient demand for our current telehealth products and services, we may not be able to recover our inventory and other investments. Further, modifications to our current telehealth products may require new marketing clearances or approvals or require us to cease marketing or recall the modified products until such clearances or approvals are obtained.

In connection with our manufacturing and sales plans for our current telehealth products, we have purchased certain components and contract manufacturing services for the production of the monitoring appliance. Our ability to recover our investment in building inventories of our current telehealth products is subject to risks. If we are unable to generate sufficient demand for this product, we may not be able to recover our costs in acquiring these assets. As of September 30, 2013, total inventory was valued at approximately $3.27 million and we had prepaid inventory investments of approximately $0.32 million that are included in other current assets.

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

The price of our common stock has been, and is likely to continue to be, volatile. Our stock price during the fiscal year ended June 30, 2013 traded as low as $0.53 per share and as high as $1.64 per share and during the three months ended September 30, 2013, our common stock traded within a range of $0.82 to $0.97. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

We were not in compliance with certain listing standards of The NASDAQ Capital Market and failure to maintain compliance with these standards could result in delisting and adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on The NASDAQ Capital Market under the symbol “ADAT”. If we fail to meet any of the continued listing standards of The NASDAQ Capital Market, our common stock will be delisted from The NASDAQ Capital Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price and a minimum stockholders’ equity requirement, which requires listed companies to maintain stockholders’ equity of at least $2.5 million. On June 25, 2013, we received a letter from The NASDAQ Stock Market notifying us that based on the transactions described in our Current Report on Form 8-K filed on June 12, 2013, we regained compliance with the minimum stockholders’ equity requirement. However, on July 18, 2013, we received a staff deficiency letter from The NASDAQ Stock Market notifying us that for the past 30 consecutive business days, the closing bid price per share of our common stock was below the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, as required by Listing Rule 5550(a)(2) (the “Bid Price Rule”). As a result, we were notified that we were not in compliance with the Bid Price Rule and were provided with 180 calendar days, or until January 14, 2014, to regain compliance with the Bid Price Rule. To regain compliance with the Bid Price Rule, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180 day grace period. On October 30, 2013, we received notice from The NASDAQ Stock Market that we had regained compliance with the minimum bid price requirement for continued listing of our common stock on The NASDAQ Capital Market.

Although we have regained compliance with the Bid Price Rule, there can be no assurance that we will be able to maintain continued compliance with this rule or the other listing requirements of The NASDAQ Capital Market. It is also possible that we could fail to satisfy another NASDAQ requirement for continued listing of our stock and we may receive additional future non-compliance notices from NASDAQ, and proceedings to delist our stock could be commenced. If our common stock were to be delisted from The NASDAQ Capital Market, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board. Such trading will reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock and the price of our common stock could suffer a significant decline. Delisting may also impair our ability to raise capital. If our common stock is delisted from The NASDAQ Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

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

The average daily trading volume in our common stock for the three months ended September 30, 2013 was approximately 29,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

During our fiscal year ended June 30, 2013, we completed a number of transactions that have resulted in our issuance of a substantial number of shares of common stock and securities convertible into, or exercisable for, additional shares of common stock. The issuance of these securities has resulted in substantial dilution to stockholders who held our common stock prior to such transactions and will result in additional dilution in the future if shares of convertible preferred stock are converted into common stock and common stock purchase warrants are exercised.

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

Further, at our special meeting of stockholders held on April 5, 2013, our stockholders approved the automatic conversion of the then-outstanding shares of Series C preferred stock into an aggregate of 3,551,541 shares of common stock, including 1,051,541 shares of common stock issued in lieu of accrued but unpaid dividends on the Series C preferred stock. The shares of Series C preferred stock were originally issued in our October 2010 private placement and were converted into shares of common stock at the rate of $0.80 per share. These common shares were subject to a six month restriction on transferability which expired in October 2013 and the market price of our common stock may decline as a result of the sale of a substantial number of these shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

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

As of September 30, 2013, the following options, restricted stock units and warrants were outstanding:

•	Stock options to purchase 3,274,000 shares of common stock at exercise prices ranging from $0.78 to $14.30 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $3.16 per share. These stock options are employee and non-executive director options.

•	Warrants to purchase 25,516,000 shares of common stock with a weighted average exercise price of $1.23 per share.

•	An aggregate of 573,000 unvested restricted stock units.

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

We have issued a total of 28,000 shares of Series B preferred stock and 665,000 shares of Series D preferred stock and our board is authorized to issue up to an additional 4,307,000 shares of preferred stock without any further action on the part of our stockholders. Pursuant to our certificate of incorporation, our board has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. Our board may, at any time, authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock, and the right to the redemption of the shares, before the redemption of our common stock, which may have a material adverse effect on the rights of the holders of our common stock. In addition, our board, without further stockholder approval (but subject to the rules of the Nasdaq Stock Market) may, at any time, issue large blocks of preferred stock. Pursuant to the certificates of designations governing the rights and preferences of our outstanding shares of Series B preferred stock and Series D preferred stock, each share of preferred stock has certain rights and preferences, including the right to receive dividends in preference to our common stockholders. In addition, we must obtain the approval of the holders of a majority of the shares of outstanding convertible preferred stock in order to: (i) amend, alter or repeal any provisions of our Certificate of Incorporation which would materially adversely affect any of the preferences, rights, powers or privileges of such preferred stock (ii) create, authorize or issue any other class or series of preferred stock on a parity with, or having greater or preferential rights than, the outstanding convertible preferred stock, (iii) redeem, repurchase or otherwise acquire for value, or set aside for payment or make available for a sinking fund for the purchase or redemption of, any stock ranking junior to on a parity with the outstanding convertible preferred stock, or (iv) enter into any agreement which would prohibit or restrict our right to pay dividends on the outstanding convertible preferred stock. The need to obtain the approval of holders of our convertible preferred stock before taking these actions could impede our ability to take certain actions that management or our board may consider to be in the best interests of our stockholders. Any failure to obtain such approval could limit our business flexibility, harm our business and result in a decrease in the value of our common stock or convertible preferred stock.

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

Except as previously reported and as described elsewhere in this Quarterly Report on Form 10-Q, we did not sell unregistered securities during the quarter ended September 30, 2013.

During the quarter ended September 30, 2013, we issued an aggregate of 21,257 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2011 Omnibus Equity Incentive Plan, as amended. Such shares were issued for service on our board during the quarter ended June 30, 2013. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

As of September 30, 2013 we issued options to purchase an aggregate of 74,153 shares of common stock to our non-executive directors that elected to receive options and in October 2013, we issued an aggregate of 12,781 restricted shares of our common stock to non-executive directors that elected to receive shares of common stock in lieu of the cash fees earned for their service as members of our board of directors pursuant to our 2011 Omnibus Equity Incentive Plan. The options are exercisable for a period of ten years at an exercise price of $1.00 per share. Such securities were issued for service on our board during the quarter ended September 30, 2013. These securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference. A management contract or compensation plan or arrangement is indicated with (*).

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith

10.1	Amendment No. 3 to Board Nomination and Observer Agreement	10-K	9/26/13	10.45

10.2	Employment Agreement between Authentidate Holding Corp. and O’Connell Benjamin	8-K	10/2/13	10.1

10.3*	Form of Stock Option Agreement between Authentidate Holding Corp. and O’Connell Benjamin dated September 30, 2013				X

10.4*	Form of Performance-based Stock Option Agreement between Authentidate Holding Corp. and O’Connell Benjamin dated September 30, 2013				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1	The following financial information from the Authentidate Holding Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

November 14, 2013	/s/ O’Connell Benjamin
Date	O’Connell Benjamin
Chief Executive Officer

/s/ William A. Marshall
William A. Marshall
Chief Financial Officer & Treasurer