Form 10-Q
period 2013-12-31
AUTHENTIDATE HOLDING CORP
filed 2014-02-13
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding February 6, 2014
Common Stock, $0.001 par value per share	38,335,781 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,
	2013	June 30,
( in thousands, except per share data )	(Unaudited)	2013

Assets
Current assets
Cash and cash equivalents	$3,194	$3,505
Restricted cash	256	256
Marketable securities	210	210
Accounts receivable, net	461	566
Inventory	3,171	3,959
Prepaid expenses and other current assets	475	688

Total current assets	7,767	9,184
Property and equipment, net	584	733
Other assets
Licenses, net	1,981	2,082
Other assets	1,147	1,194

Total assets	$11,479	$13,193

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other liabilities	$3,010	$3,459
Senior secured notes, net of unamortized discount	—	724
Deferred revenue	67	150

Total current liabilities	3,077	4,333
Long-term deferred revenue	139	184

Total liabilities	3,216	4,517

Commitments and contingencies (Note 11)
Shareholders’ equity
Preferred stock, $.10 par value; 5,000 shares authorized, Series B, 28 shares and Series D, 665 shares issued and outstanding on December 31, 2013 and June 30, 2013, respectively	69	69
Common stock, $.001 par value; 100,000 shares authorized, 38,327 and 35,339 issued and outstanding on December 31, 2013 and June 30, 2013, respectively	38	35
Additional paid-in capital	200,646	197,409
Accumulated deficit	(192,490)	(188,837)

Total shareholders’ equity	8,263	8,676

Total liabilities and shareholders’ equity	$11,479	$13,193

The accompanying notes are an integral part of the condensed consolidated financial statements

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Operations (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2013	2012	2013	2012

Revenues
Hosted software services	$559	$708	$1,198	$1,375
Telehealth products and services	902	343	2,068	597

Total revenues	1,461	1,051	3,266	1,972
Operating expenses
Cost of revenues	942	817	2,237	1,517
Selling, general and administrative	1,608	1,626	3,470	3,362
Product development	264	313	505	561
Depreciation and amortization	192	204	378	408

Total operating expenses	3,006	2,960	6,590	5,848

Operating loss	(1,545)	(1,909)	(3,324)	(3,876)
Other (expense) income, net	(32)	(824)	(127)	(1,372)

Net loss	(1,577)	(2,733)	(3,451)	(5,248)

Basic and diluted loss per common share	$(0.07)	$(0.11)	$(0.16)	$(0.22)

Comprehensive operations
Net loss	$(1,577)	$(2,733)	$(3,451)	$(5,248)

Comprehensive loss	$(1,577)	$(2,733)	$(3,451)	$(5,248)

The accompanying notes are an integral part of the condensed consolidated financial statements

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	December 31,
(in thousands)	2013	2012

Cash flows from operating activities
Net Loss	$(3,451)	$(5,248)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of debt discount and deferred financing costs	127	1,373
Depreciation and amortization	378	408
Share-based compensation	224	171
Warrants issued for services	102	15
Restricted shares and stock options issued for services	114	63
Changes in assets and liabilities
Accounts receivable	105	101
Inventory	788	(528)
Prepaid expenses and other current assets	123	411
Accounts payable, accrued expenses and other liabilities	(439)	5
Deferred revenue	(128)	(10)

Net cash used in operating activities	(2,057)	(3,239)

Cash flows from investing activities
Purchases of property and equipment and other assets	(25)	(79)
Other intangible assets acquired	(56)	(8)
Payment for business acquisition	—	(31)

Net cash used by investing activities	(81)	(118)

Cash flows from financing activities
Net proceeds from issuance of common stock and warrants	2,712	—
Net (repayments) proceeds from issuance of senior secured notes and warrants	(850)	3,260
Dividends paid	(35)	(35)

Net cash provided by financing activities	1,827	3,225

Net decrease in cash and cash equivalents	(311)	(132)
Cash and cash equivalents, beginning of period	3,505	2,036

Cash and cash equivalents, end of period	$3,194	$1,904

The accompanying notes are an integral part of the condensed consolidated financial statements. See Notes 8 and 9 for supplemental cash flow information regarding debt discount and preferred stock dividends.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries (collectively, the “company”). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended December 31, 2013 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the company’s Form 10-K for the fiscal year ended June 30, 2013 and the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

2.	Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net loss	$(1,577)	$(2,733)	$(3,451)	$(5,248)
Preferred stock dividends	(101)	(118)	(202)	(236)
Deemed preferred stock dividends	(943)	(254)	(2,017)	(507)

Net loss applicable to common shareholders	$(2,621)	$(3,105)	$(5,670)	$(5,991)

Weighted average shares	36,766	27,044	36,063	27,033

Basic and diluted loss per common share	$(0.07)	$(0.11)	$(0.16)	$(0.22)

The deemed preferred stock dividends included in the loss per share calculation represent the accretion of the fair value of the warrants issued in connection with the extension of the redemption date of the Series C 15% convertible redeemable preferred stock over the period from issuance through the conversion date in April 2013. Beginning in June 2013, the deemed preferred stock dividends also include the accretion of the fair value of approximately $2,150,000 allocated to a non-cash beneficial conversion feature related to the Series D preferred stock issued in June 2013. The beneficial conversion feature is being amortized over the period from issuance through the earliest permitted conversion date in December 2013. The fair value of the warrants was determined using the Black-Scholes option pricing model. All common stock equivalents were excluded from the loss per share calculation for all periods presented because the impact is antidilutive. At December 31, 2013, options (3,311,000), restricted stock units (571,000), warrants (26,808,000), Series D preferred stock (6,125,000) and Series B preferred stock (250,000) were outstanding. At December 31, 2012, options (2,727,000), warrants (13,632,000), Series C preferred stock (2,500,000) and Series B preferred stock (250,000) were outstanding.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.	Share-Based Compensation

Share-based compensation by category is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
SG&A	$124	$70	$194	$141
Product development	10	10	20	20
Cost of revenues	5	5	10	10

Share-based compensation expense	$139	$85	$224	$171

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock option activity under the company’s stock option plans for employees and non-executive directors for the period ended December 31, 2013 is as follows (in thousands, except per share and average life data):

Employees Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2013	2,271	$3.94
Granted	608	0.89
Expired/Forfeited	(130)	1.62

Outstanding December 31, 2013	2,749	$3.45	6.41	$397

Exercisable at December 31, 2013	1,269	$5.54	4.49	$85

Expected to vest at December 31, 2013	1,181	$1.66	8.06	$249

Non-Executive Director Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2013	372	$1.97
Granted	199	1.04
Expired	(9)	6.08

Outstanding, December 31, 2013	562	$1.58	8.00	$135

Non-executive director options are granted at market price and vest on the grant date.

As of December 31, 2013, there were approximately 571,000 restricted stock units outstanding that were granted to employees on January 15, 2013 in connection with the company’s compensation modification program. These restricted stock units vest when the company achieves cash flow breakeven, as defined.

As of December 31, 2013, there was approximately $1,053,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements. Approximately $918,000 of this expense is expected to be recognized over a weighted-average period of 29 months. The remaining expense will be recognized if certain vesting conditions are met.

The total intrinsic value of options exercised was $0 for the six month periods ended December 31, 2013 and 2012, respectively. The weighted average grant date fair value of options granted during the six month periods ended December 31, 2013 and 2012 was approximately $0.49 and $0.96, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of options vested was $206,000 and $161,000 for the six month periods ended December 31, 2013 and 2012, respectively.

In December 2012, the board of directors agreed that all non-employee directors would receive all of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of our common stock or stock options issued at fair value in accordance with the terms of the 2011 Plan for periods ending after December 2012. For prior periods non-employee directors had the option to receive up to 100% of their cash compensation in restricted shares of our common stock. During the six months ended December 31, 2013, the company issued 34,038 shares of restricted common stock and 122,095 stock options (valued at approximately $114,000) to certain non-executive directors in connection with this program. In January 2014 the company issued 8,489 shares of restricted common stock (valued at approximately $11,400) to a director under this program for the quarter ended December 31, 2013.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Marketable Securities

At December 31, 2013, our marketable securities consisted primarily of money market investments. We classify our investments as “available for sale” and they have been recorded at cost which approximates fair market value due to their variable interest rates. As a result, we have had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from such investments through December 31, 2013. All income generated from these investments is recorded as interest income.

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

In connection with our manufacturing and sales plans for our telehealth service, the company has purchased certain components and contract manufacturing services for the production of the monitoring appliances. These inventory amounts are stated at the lower of cost or market and consist of the following (in thousands):

	December 31,	June 30,
	2013	2013

Purchased components	$2,560	$3,094
Finished goods	611	865

Total inventory	$3,171	$3,959

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

7.	Other Intangible Assets

The following table sets forth licenses, net and other intangible assets that are included in other assets as follows (in thousands):

	December 31, 2013			June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years

Patents	$353	$246	$107	$350	$236	$114	17
Trademarks	204	91	113	201	87	114	20
Acquired technologies	72	72	—	72	72	—	2
Licenses	3,783	1,802	1,981	3,733	1,651	2,082	3 - 10

Total	$4,412	$2,211	$2,201	$4,356	$2,046	$2,310

As of December 31, 2013 and June 30, 2013 goodwill amounted to approximately $50,000 and is included in other assets.

The company amortizes licenses and other intangible assets under the straight line method. Amortization expense was approximately $74,000 and $154,000 for the three months and six months ended December 31, 2013 and $68,000 and $137,000 for the prior year periods, respectively. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

2014	$183
2015	328
2016	354
2017	265
2018	266
Thereafter	805

$2,201

8.	Senior Secured Notes

On March 9, 2012 and September 24, 2012, the company entered into securities purchase agreements with certain accredited investors pursuant to which we sold an aggregate principal amount of $7,350,000 of senior secured promissory notes and warrants to purchase a total of 5,580,527 shares of common stock for gross proceeds of $7,350,000. The secured notes were senior secured promissory notes and were not convertible into equity securities. No interest accrued on the secured notes and they contained covenants and events of default customary for similar transactions. The secured notes were collateralized by a first priority lien on all of the company’s assets in accordance with, and subject to, a security agreement. The warrants are exercisable for a period of 54 months commencing on the six month anniversary of the issue date of such warrants at an initial exercise price of $1.34 per share, which is 101% of the consolidated closing bid price reported by the Nasdaq Stock Market on March 9, 2012. The closing of these financings occurred on March 14, 2012 and September 28, 2012 and the net proceeds to us from these transactions, after deducting offering expenses, were approximately $7,260,000. The following investors that participated in these financings are related parties to us. J. David Luce, a member of our board of directors, and his spouse purchased an aggregate principal amount of $2,650,000 of secured notes and 2,010,876 warrants through affiliated entities, John J. Waters, who was a member of our board of directors through May 12, 2013, purchased an aggregate principal amount of $150,000 of secured notes and 119,940 warrants. In addition, our chief executive officer and a member of our board of directors, O’Connell Benjamin, and our chief financial officer, William Marshall, each purchased an aggregate principal amount of $100,000 of secured notes and 76,073 warrants. Further, Lazarus Investment Partners LLLP, which was the beneficial owner of approximately 16.2% and 23.8% of our outstanding shares of common stock immediately prior to these offerings, respectively purchased an aggregate principal amount of $2,000,000 of secured notes and 1,521,463 warrants. The manager of the general partner of Lazarus Investment Partners, LLLP is the brother of Dr. Todd A. Borus, a member of our board of directors. The participation by these investors was on the same terms as the other investors in these transactions.

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

The company allocated the proceeds from the secured note transactions to the secured notes and the warrants based on the relative fair values of such instruments using the present value of the secured notes at a market rate of interest and the value of the warrants based on the Black-Scholes option pricing model and the applicable assumptions set forth in Note 3 of Notes to Condensed Consolidated Financial Statements. This allocation resulted in an effective interest rate for the secured notes from March 2012 through September 2012 of approximately 54% per annum. Following the extension of the secured notes issued in March 2012 the effective interest rate for the remaining term of such notes was approximately 47% per annum. The effective interest rate for the secured notes issued in September 2012 was approximately 41% per annum. However, since the subjective nature of the inputs for the option pricing models can materially affect fair value estimates, in management’s opinion, such models may not provide a reliable single measure of the fair value of the warrants and the resulting effective interest rates. In connection with the secured note transactions the company recorded senior secured promissory notes of $7,350,000, debt discount of $4,726,000 and additional paid-in-capital of $4,676,000 related to the fair value of the warrants. The non-cash amortization of the debt discount and deferred financing costs of $32,000 and $127,000 and $824,000 and $1,373,000 is included in the other (expense) income for the three months and six months ended December 31, 2013 and 2012, respectively.

In connection with the sale of Series D convertible preferred stock discussed in Note 9 of Notes to Condensed Consolidated Financial Statements, holders of $6,500,000 of secured notes agreed to cancel their notes in exchange for the Series D shares and warrants issued in the sale. The company completed this transaction on June 20, 2013 and recorded the reduction in secured notes and the related unamortized debt discount and deferred financing costs on such date. The early extinguishment of the secured notes resulted in a non-cash loss on extinguishment of approximately $1,060,000 which is equal to the remaining unamortized debt discount and deferred financing costs related to the cancelled notes as of the extinguishment date. The loss on extinguishment was included in other (expense) income for the quarter ended June 30, 2013. The aggregate principal amount of $850,000 of senior notes outstanding following the Series D transaction was repaid on October 31, 2013, the stated maturity date.

The following table sets forth the secured notes and unamortized debt discount (in thousands):

	December 31,	June 30,
	2013	2013

Senior secured notes	$—	$850
Unamortized debt discount	—	(126)

Senior secured notes, net	$—	$724

9.	Preferred Stock

As of December 31, 2013, there are 28,000 shares of Series B preferred stock outstanding. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note. The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 250,000 shares of our common stock at a conversion rate of $2.80 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. At December 31, 2013, the company has accrued dividends in the amount of $17,500 which remain unpaid.

As of December 31, 2013, there are 665,000 shares of Series D convertible preferred stock outstanding. The Series D preferred stock was issued in June 2013 and can be converted by the holders into an aggregate of 6,125,024 shares of common stock at an initial conversion rate of $1.08571 per share. The holders of such shares have the right to convert the preferred shares at anytime commencing on the six month anniversary of the issue date; however, the shares received upon conversion may not be offered or sold except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The company has the right to repurchase the outstanding Series D preferred stock at a

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

redemption price equal to $10.00 per share, plus accrued and unpaid dividends, beginning two years after issuance and to require holders to convert their Series D preferred stock beginning three years after issuance. Dividends on the Series D preferred stock accrue at a rate of 5% per annum and are payable semi-annually in cash or stock at the company’s option. The company paid accrued dividends of $177,637 as of December 31, 2013 to the holders of outstanding shares of Series D convertible preferred stock through the issuance of 123,359 shares of restricted common stock in accordance with the applicable terms of the Series D convertible preferred stock.

10.	Shareholder’s Equity

The changes in shareholders’ equity for the six months ended December 31, 2013 are summarized as follows (in thousands):

			Additional		Total
	Preferred	Common	Paid-in	Accumulated	Shareholders’
Current assets	Stock	Stock	Capital	Deficit	Equity (Deficit)
Balance, June 30, 2013	$69	$35	$197,409	$(188,837)	$8,676
Preferred stock dividends				(202)	(202)
Restricted stock issued for preferred stock dividends			178		178
Share-based compensation expense			224		224
Issuance of common stock, net		3	2,709		2,712
Restricted shares and stock options issued for services			114		114
Warrants issued for services			12		12
Net loss				(3,451)	(3,451)

Balance, December 31, 2013	$69	$38	$200,646	$(192,490)	$8,263

During the six months December 31, 2013 there were no stock options and 483,300 common stock warrants exercised.

11.	Commitments and Contingencies

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2013, we are not aware of any obligations under such indemnification agreements that would require material payments.

12.	Income Taxes

The company continues to fully recognize its tax benefits which are offset by a valuation allowance due to the uncertainty that the deferred tax assets will be realized. We will continue to evaluate the realizability of our net deferred tax assets and may record additional benefits in future earnings if we determine the realization of these assets is more likely than not.

13.	Other (Expense) Income

Other (expense) income consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Amortization of debt discount	$(32)	$(815)	$(126)	$(1,364)
Amortization of deferred financing costs	—	(9)	(1)	(9)
Miscellaneous income	—	—	—	1

Total other (expense) income	$(32)	$(824)	$(127)	$(1,372)

14.	Fair Value Measurements

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The company’s assets subject to fair value measurements as of December 31, 2013 and June 30, 2013 are as follows (in thousands):

	Fair Value Measurements
	Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
December 31, 2013
Current marketable securities - available for sale	$210	$210	$—	$—

Total	$210	$210	$—	$—

June 30, 2013
Current marketable securities - available for sale	$210	$210	$—	$—

Total	$210	$210	$—	$—

For the six months ended December 31, 2013 and 2012, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings.

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

15.	Accounting Standards Adopted in Fiscal 2014

The company adopted the following FASB Accounting Standards Update (ASU) during fiscal 2014:

•	ASU 2011-11 “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities” which requires disclosure of net and gross positions in covered financial instruments which are (1) offset in accordance with ASC Sections 210-20-45 or 815-10-45, or (2) subject to an enforceable netting or other similar arrangement. The new disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013 and are required for all prior comparative periods presented.

The adoption of the ASU described above had no impact on the company’s results of operations or financial position.

16.	Common Stock Warrants

During the six months ended December 31, 2013 the company issued warrants to purchase shares of its common stock as follows: (i) 50,000 warrants to a consultant for services with an exercise price of $0.89 per share. These warrants vest monthly in arrears through July 31, 2014, have a five year life and, subject to vesting requirements, are exercisable beginning six months after the grant date, (ii) 500,000 warrants to a consultant for services with an exercise price of $1.34 per share, and (iii) 1,000,000 warrants to a consultant for services with an exercise price of $1.76 per share. These warrants vest in equal installments of 50,000 warrants and 100,000 warrants, respectively, based on performance-based targets related to service revenues recognized by the company from customers covered by such agreements, have a five year life, and, subject to vesting requirements, are exercisable beginning six months after the grant date. The fair value of these warrants, as determined by the Black Scholes Model, is being charged to operations over the service period for the time based warrants and for the performance based warrants costs will be recognized during the periods that performance targets are achieved.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Except for the warrants issued to consultants during the six months ended December 31, 2013, all of the outstanding warrants are exercisable. A schedule of common stock warrant activity is as follows (in thousands, except per share and average life data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, June 30, 2013	24,966	$1.23
Warrants issued	2,325	1.41
Warrants exercised	(483)	0.95

Outstanding, December 31, 2013	26,808	$1.26	3.56	$4,254

17.	Recent Equity Offerings

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

Our telehealth solutions provide in-home patient vital signs monitoring systems and services to improve care for patients with chronic illnesses and reduce the cost of care by delivering results to their healthcare providers via the Internet. Our telehealth solutions combine our Electronic House Call™ or our tablet based patient vital signs monitoring appliances or our Interactive Voice Response patient vital signs monitoring solution with a web-based management and monitoring software module based on our Inscrybe® Healthcare platform. Both solutions enable unattended measurements of patients’ vital signs and related health information and are designed to aid wellness and preventative care, and deliver better care to specific patient segments who require regular monitoring of medical conditions. Healthcare providers can easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans securely via the Internet. This service provides a combination of care plan schedule reminders and comprehensive disease management education as well as intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Healthcare providers and health insurers are also expected to benefit by having additional tools to improve patient care, and reduce overall in-person and emergency room patient visits.

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

We have experienced net losses and negative cash flow from operating activities while we have been focused on developing our products and services, refining our business strategies and repositioning our businesses for growth. Although we believe we are well positioned for such growth, we expect to continue to generate net losses and negative cash flow for the foreseeable future as we seek to expand our potential markets and generate increased revenues. As discussed in more detail below, we have completed several financing transactions, and sold non-core assets to fund our working capital needs. See “Liquidity and Capital Resources”.

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

During this period we have also advanced the development of our telehealth service offerings and continued to refine the capabilities of our Electronic House Call, Interactive Voice Response products and services and our mobile telehealth tablet and telehealth software application. In April 2011, we announced that we had been selected as a supplier to the Department of Veterans Affairs (VA) for its core coordination home Telehealth Program and in May 2013 we announced that the VA had exercised its second one-year option to extend the term of our contract, which also includes two additional one-year extension options. During fiscal 2013 we completed the required test-in phase with the VA for our Electronic House Call and Interactive Voice Response solutions and we received approval to begin the national rollout of these solutions to VA facilities throughout the U.S. and its territories. During the quarter ended March 31, 2013, the company completed the integration and required testing of the interface between its telehealth solutions and the VA’s VistA Electronic Health Records system and received approval to use the interface in the VA’s national telehealth program. The interface to VistA is designed to make it faster and easier for clinicians to enroll patients, manage patient care plans and update patient information in the VistA system. We also received approval for a number of new Disease Management Protocols (DMPs) for both of our telehealth solutions during the latter half of fiscal 2013, which continues to make these solutions available to a larger patient population at the VA. During the contract period, the company will be committed to provide, subject to purchase orders from the VA, telehealth devices and certain associated software solutions. We believe that the VA telehealth project positions the company for success as this market develops in the commercial sector and provides a significant growth opportunity for the company as we work to support the VA in its efforts to deliver quality care to our veterans. There can be no assurance that the VA will exercise any of the other option periods under the agreement nor can the company provide any assurances as to the actual amount of products and solutions, if any, that may ultimately be purchased by VA facilities under the agreement.

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

Results of Operations

Three and six months ended December 31, 2013 compared to three and six months ended December 31, 2012

Revenues were $1,461,000 for the quarter ended December 31, 2013 compared to $1,051,000 for the prior year period. These results reflect an increase in revenues from our telehealth products and services. Revenues for the six months ended December 31, 2013 were $3,266,000 compared to $1,972,000 for the prior year period reflecting the same trends as the quarter.

Cost of revenues increased to $942,000 for the quarter ended December 31, 2013 compared to $817,000 for the same period in the prior year, due primarily to costs related to the higher telehealth revenues which offset lower data center maintenance expenses. Cost of revenues for the six months ended December 31, 2013 was $2,237,000 compared to $1,517,000 for the prior year period reflecting the same trends as the quarter.

Selling general and administrative (SG&A) expenses decreased to $1,608,000 for the quarter ended December 31, 2013 compared to $1,626,000 for the prior year period. The change is due primarily to higher selling expenses, investor relations expenses, legal expenses and stock option expenses which were offset in part by a state payroll tax credit of approximately $102,000. SG&A expenses for the six months ended December 31, 2013 were $3,470,000 compared to $3,362,000 for the prior year period reflecting the same trends as the quarter.

Product development expenses were $264,000 for the quarter ended December 31, 2013 compared to $313,000 for the prior year period. The decrease for the current period is due primarily to lower personnel expenses. For the six months ended December 31, 2013 product development expenses were $505,000 compared to $561,000 for the prior year period reflecting the same trends as the quarter.

Depreciation and amortization expense was $192,000 for the quarter ended December 31, 2013 compared to $204,000 for the prior year period. This change is due primarily to lower expenses for fixed assets and a decrease in amortization of capitalized software offset in part by the amortization of acquired licenses. For the six months ended December 31, 2013 depreciation and amortization expense was $378,000 compared to $408,000 for the prior year period reflecting the same trends as the quarter.

Other expense was $32,000 for the quarter ended December 31 2013 compared to $824,000 for the prior year period. For the six months ended December 31, 2013 other expense was $127,000 compared to $1,372,000 for the prior year period. Other expense for the periods consists primarily of non-cash amortization of the debt discount on the company’s senior secured notes payable. The decrease in the other expense for the current periods reflects the early extinguishment of certain senior secured notes in June 2013 in exchange for Series D preferred stock and warrants to purchase shares of common stock.

Net loss for the quarter ended December 31, 2013 was $1,577,000, or $0.07 per share, compared to $2,733,000, or $0.11 per share, for the prior year period. For the six months ended December 31, 2013 net loss was $3,451,000, or $0.16 per share, compared to $5,248,0000, or $0.22 per share, for the prior year period. The decrease in net loss for the periods is due primarily to higher revenues and a decrease in the non-cash amortization of the debt discount which offset the higher expenses discussed above.

Liquidity and Capital Resources

Overview

Our operations and product development activities have required substantial capital investment to date. Our primary sources of funds have been the issuance of equity and the incurrence of third party debt. In February 2004, we completed a private placement of common stock from which we received net proceeds of approximately $69,100,000. In addition, we have completed a number of financing transactions over the past five years to increase our cash position and monetize non-core assets. Excluding the transactions discussed in more detail below, during the period we received net proceeds of approximately $11,590,000 from equity transactions and $3,650,000 from the sale of non-core assets. As described in greater detail in Notes 8 and 17 of Notes to Condensed Consolidated Financial Statements, in March 2012 the company sold $4,050,000 of senior secured promissory notes and 3,022,388 warrants to purchase shares of our common stock to accredited investors including several directors, officers and significant stockholders of the company from which we received net proceeds of approximately $4,000,000, in September 2012 the company sold $3,300,000 of senior secured promissory notes and 2,558,139 warrants to purchase shares of our common stock to accredited investors, including several directors and officers and significant stockholders of the company from which we received net proceeds of approximately $3,260,000, in June 2013, we completed the sale of 665,000 shares of Series D convertible preferred stock and 6,650,000 warrants in exchange for the cancellation of $6,500,000 of senior secured notes and $150,000 in additional cash proceeds and we completed a $4,450,000 underwritten public offering of 4,683,685 units (including the full exercise by the underwriter of the over-allotment option), each consisting of one share of common stock and one warrant to purchase one share of common stock. We received net proceeds from the June 2013 transactions of approximately $3,964,000. As discussed more fully in Note 17 of Notes to Condensed Consolidated Financial Statements, on November 12, 2013, we completed a private placement transaction of 2,347,625 shares of common stock and warrants to purchase 774,716 shares of common stock. We received net proceeds of approximately $2,400,000 from this transaction. We are using the proceeds from these transactions for working capital and general corporate purposes, including supporting the rollout of our telehealth products and services.

For the six months ended December 31, 2013, expenditures for data center equipment and other assets totaled approximately $25,000 and expenditures for software licenses and other intangible assets totaled approximately $56,000. We have developed and intend to continue to develop new applications to grow our business and address new markets.

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

Cash Flows

At December 31, 2013, cash, cash equivalents and marketable securities amounted to approximately $3,404,000 and total assets at that date were $11,479,000. Since June 30, 2013 cash, cash equivalents and marketable securities decreased approximately $311,000 reflecting cash used principally to fund operating losses, product development activities, changes in working capital, capital expenditures and debt repayments during the six months ended December 31, 2013. Cash used for the period includes investments in data center and related infrastructure equipment, investments in inventory, licenses and related assets, the prepayment of certain insurance premiums and maintenance contracts and the repayment of $850,000 of debt representing all of the outstanding senior secured notes. We expect to continue to use cash to fund operating losses, changes in working capital, product development activities, and capital expenditures for the foreseeable future.

Net cash used by operating activities for the six months ended December 31, 2013 was approximately $2,057,000 compared to $3,239,000 for the prior year period reflecting less cash used for inventory and prepaid expenses during the current period. Net cash used by investing activities, excluding purchases and sales of marketable securities, was $81,000 for the six months ended December 31, 2013 compared to $118,000 for the prior year period. This change reflects a decrease in asset and related purchases for the current period.

Net cash provided by financing activities for the six months ended December 31, 2013 was approximately $1,827,000 compared to net cash provided of $3,225,000 for the prior year period. The amount for the current period reflects the net proceeds from the November 2013 private placement transaction less the repayment of the senior secured notes and the payment of preferred stock dividends. The amount for the prior year reflects the net proceeds from the secured note transaction in fiscal 2013, less the payment of preferred stock dividends.

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

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 250,000 shares of our common stock at a conversion rate of $2.80. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of December 31, 2013, no shares of the Series B preferred stock have been redeemed.

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

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of December 31, 2013 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$1,579	$512	$1,067	$—	$—

Effective January 15, 2014, we entered into agreements with each of our chief executive officer and chief financial officer in order to continue the compensation modification program implemented in February 2010. Pursuant to these agreements, both officers agreed to continue the reduction in their base salary to 70% of their original base salary commencing January 16, 2014 and continuing until the earlier of (i) such time as the company achieves “cash flow breakeven” or (ii) January 15, 2015. Pursuant to these continuation agreements, the term “cash flow breakeven” is defined to mean that the company has achieved positive cash flow from operations for two consecutive fiscal quarters determined by reference to the revenues and other amounts received by the company from its operations. The term “cash flow from operations”, however, shall not include (a) amounts received from the sale, lease or disposition of (i) fixed or capital assets, except for amounts received in the ordinary course of business; or (ii) any subsidiary company; (b) capital expenditures; (c) interest income and expense; and (d) other non-operating items as determined in accordance with generally accepted accounting principles in the United States as consistently applied during the periods involved. In consideration for these agreements, we granted these officers restricted stock units under our 2011 Omnibus Equity Incentive Plan based on 30% of their base salary for the period commencing January 16, 2014 through January 15, 2015. The number of restricted stock units granted was determined by dividing the total amount of base salary that is reduced pursuant to the new modification agreements by the closing price of our common stock on the date of grant. In connection with the program we granted our chief executive officer 66,412 restricted stock units and our chief financial officer 59,542 restricted stock units. The restricted stock units and the options and restricted stock units granted in connection with the compensation modification program for prior years shall only vest upon either the date determined that the company achieves cash flow breakeven, as defined above, or in the event of a termination of employment either without “cause” or for “good reason”, as such terms were defined in the employment agreements we previously entered with each such officer.

Further, in connection with the continuation of the above-referenced compensation modification program, other employees of the company were granted restricted stock units under the company’s 2011 Omnibus Equity Incentive Plan in consideration for the continued salary reduction. Under this program, the company reduced the salaries of non-executive employees earning $110,000 per annum or less by 10% and reduced the salaries of its other non-executive employees in the program by 30% and in consideration for such modification, awarded these employees restricted stock units for the reduction in base salary for the period commencing January 16, 2014 through January 15, 2015. Accordingly, we granted our non-executive employees a total of up to 407,512 restricted stock units. The restricted stock units granted to our non-executive employees have the same material terms and conditions as the units granted to our executive officers. Under this program, employees’ base salary will revert to its prior level as described above, or if otherwise specified by the board of directors to be earlier. The restricted stock units and the options and restricted stock units granted in connection with this program for prior years will vest on the date that the company achieves cash flow breakeven, as defined above.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2013, we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us.

Present Accounting Standards Not Yet Adopted

In July 2013 the FASB issued ASU 2013 - 11, “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists (a consensus of FASB Emerging Issues Task Force), which finalizes Proposed ASU No. EITF-13C, and provides explicit guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. In particular, ASU No. 2013-11 provides that an entity’s unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. As to the foregoing exception, ASU No. 2013-11 explains that the determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statue of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. ASU No. 2013-11 applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists at the reporting date. Retrospective application is also permitted. Further, ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

We are currently evaluating the impact of this standard on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have approximately $210,000 invested in short-term investments as of December 31, 2013. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At December 31, 2013, our unrestricted cash and marketable securities totaled approximately $3,404,000, of which approximately $210,000 was invested in money market investments. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Quarterly Report on Form 10-Q and a restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and in our subsequently filed Quarterly Reports on Form 10-Q. You should carefully consider the risks described below, together with all of the following risk factors and the other information included in this report, in considering our business herein as well as the information included in our other reports filed with the SEC. These risks have affected, and in some cases could affect, our actual results of operations and cause our results to differ materially from those anticipated in forward looking statements made herein. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations, financial condition and/or operating results. If any of the matters or events described in the following risks actually occurs, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment due to any of these risks.

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred net losses of approximately $11,349,000, $8,352,000 and $12,555,000, including a loss of approximately $5,769,000 related to discontinued operations for our former German subsidiary for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. We also had a net loss of $3,451,000 for the six month period ending December 31, 2013 and had an accumulated deficit of approximately $192,490,000 at December 31, 2013. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we may not be profitable in any future period.

Our capital requirements have been significant and we may need to raise additional capital to finance our operations.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements and registered offerings of our securities and on short-term and long-term loans to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software, services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $5,214,000, $6,513,000 and $6,465,000 in cash for continuing operating activities for the fiscal years ended June 30, 2013, 2012 and 2011, respectively, and $2,057,000 for the six months ended December 31, 2013. Our available cash, cash equivalents and marketable securities as of December 31 2013 totaled approximately $3,404,000. We expect our existing resources, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, no assurances can be given, that we will be able to attain sales levels and support our costs through revenues derived from operations, generate sufficient cash flow to satisfy our other obligations or that the company will be able to continue as a going concern. If our available cash resources and projected revenue levels are not sufficient to sustain our operations, or otherwise meet our cash needs, we will need to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. There can be no assurance, however, that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially, which could have a material adverse effect on our business, financial condition and results of operations. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

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

In the past, unfavorable or uncertain macroeconomic conditions and reduced global technology spending rates have adversely affected the markets in which we operate. Current economic conditions and ongoing uncertainty about the economic recovery could reduce the demand for our products and services and negatively impact revenues and operating profit. We are unable to predict changes in general macroeconomic conditions and when global spending rates will be affected. Furthermore, even if spending rates increase, we cannot be certain that the market for our products and services will be positively impacted. If there are future reductions in spending rates, or if spending rates do not increase, our revenues, operating results and financial condition may be adversely affected.

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

On August 2, 2011, the Budget Control Act of 2011 (the “Budget Control Act”) was enacted into law. The Budget Control Act imposes annual spending limits on many federal agencies and programs aimed at reducing budget deficits. In addition to setting budget authority for fiscal years 2012-2021, the Budget Control Act also triggered an automatic sequestration process that took effect March 1, 2013. The sequestration process is resulting in automatic, across-the-board cuts to mandatory and discretionary federal spending. Although the U.S. government, in December 2013, enacted budgetary legislation which seeks to ameliorate certain impacts of sequestration, the overall depth and scope of sequestration impacts remain unclear and federal agency budgets remain uncertain. We cannot predict what impact, if any, the ongoing effects of the Budget Control Act will have on our business or results of operations. However, these or other factors could result in a significant decline in, or redirection of, current and future federal expenditures and could adversely affect our operating performance, including the possible loss of revenue and reduction in our operating cash flow, particularly, but not exclusively, with respect to our telehealth products.

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

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law. Together, the two measures make the most sweeping and fundamental changes to the U.S. healthcare system since the creation of Medicare and Medicaid. The Health Care Reform laws include a large number of health-related provisions to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. In 2013, a 2.3% excise tax on the sale of certain medical devices was imposed under these health care reform laws. Further, as administrative rules implementing healthcare reform under the legislation are not yet finalized or have been modified, the impact of the healthcare reform legislation on our business is unknown, and there can be no assurances that healthcare reform legislation will not adversely impact either our operational results or the manner in which we operate our business. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our solutions and services.

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

Presently, we have one issued U.S. patent and one pending patent application. We also have been granted a license to one issued U.S. patent by Authentidate International AG, and to two issued U.S. patents by our former joint venture partner and their affiliate. Some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate”, “Inscrybe”, “InscrybeMD”, “AuthentiProof” and “Inscrybe Office” in the U.S., the trademark “Authentidate” in Canada, Mexico and the European Community, “Inscrybe” in the European Community and Canada, “Inscrybe Office,” and a number of other trademarks as Madrid Protocol international registrations. We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services. Other companies operating within our business segments may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how, much of which is maintained as trade secrets and there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce our rights under any patent.

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

Due to recent economic conditions in the U.S., and the U.S. government’s efforts to reduce the federal deficit, the U.S. government may be forced or choose to reduce or delay spending in the healthcare administration field, which could decrease the likelihood of future government contract awards, the likelihood that the government will exercise its right to extend its existing contracts with us and/or the likelihood that the government would procure products from us.

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

The price of our common stock has been, and is likely to continue to be, volatile. Our stock price during the fiscal year ended June 30, 2013 traded as low as $0.53 per share and as high as $1.64 per share and during the six months ended December 31, 2013, our common stock traded within a range of $0.82 to $1.88. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

The failure to maintain compliance with The NASDAQ Capital Market listing standards could result in delisting and adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on The NASDAQ Capital Market under the symbol “ADAT”. If we fail to meet any of the continued listing standards of The NASDAQ Capital Market, our common stock will be delisted from The NASDAQ Capital Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price and a minimum stockholders’ equity requirement, which requires listed companies to maintain stockholders’ equity of at least $2.5 million. On July 18, 2013, we received a staff deficiency letter from The NASDAQ Stock Market notifying us that for the prior 30 consecutive business days, the closing bid price per share of our common stock was below the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, as required by Listing Rule 5550(a)(2) (the “Bid Price Rule”). As a result, we were notified that we were not in compliance with the Bid Price Rule and were provided with 180 calendar days, or until January 14, 2014, to regain compliance with the Bid Price Rule. To regain compliance with the Bid Price Rule, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180 day grace period. On October 30, 2013, we received notice from The NASDAQ Stock Market that we had regained compliance with the minimum bid price requirement for continued listing of our common stock on The NASDAQ Capital Market.

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

The average daily trading volume in our common stock for the six months ended December 31, 2013 was approximately 127,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

During the six months ended December 31, 2013 and our fiscal year ended June 30, 2013, we completed a number of transactions that have resulted in our issuance of a substantial number of shares of common stock and securities convertible into, or exercisable for, additional shares of common stock. The issuance of these securities has resulted in substantial dilution to stockholders who held our common stock prior to such transactions and will result in additional dilution in the future if shares of convertible preferred stock are converted into common stock and common stock purchase warrants are exercised. The conversion of preferred shares and the exercise of warrants could also adversely affect the market price of our common stock if the holders of these securities immediately sell some or all of the shares of common stock issued upon conversion or exercise or there is a perception in the market that the holders of a large number of shares intend to sell their shares.

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

Further, at our special meeting of stockholders held on April 5, 2013, our stockholders approved the automatic conversion of the then-outstanding shares of Series C preferred stock into an aggregate of 3,551,541 shares of common stock, including 1,051,541 shares of common stock issued in lieu of accrued but unpaid dividends on the Series C preferred stock. The shares of Series C preferred stock were originally issued in our October 2010 private placement and were converted into shares of common stock at the rate of $0.80 per share. These common shares were subject to a six month restriction on transferability which expired in October 2013.

Our executive officers, directors and significant stockholders will be able to influence matters requiring stockholder approval

As of the date of this report, our executive officers, directors and largest shareholder (Lazarus Investment Partners, LLLP) possess beneficial ownership (without, however, giving effect to any limitations on the ability of such persons to convert shares of Series D preferred stock or exercise warrants) of approximately 44.1% of our common stock and within this amount, Lazarus Investment Partners beneficially owns approximately 29.6% of our outstanding common stock. Due to such ownership position, these persons have increased influence over the outcome of future stockholder votes, including the election of directors and other significant business matters that require stockholder approval, and their interests may differ from the interests of other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other business combinations or purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock. In addition, the sale of these shares of common stock may adversely affect the market price of our common stock and our stock price may decline substantially.

The exercise of our outstanding options and warrants, or conversion of our outstanding shares of convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of December 31, 2013, the following options, restricted stock units and warrants were outstanding:

•	Stock options to purchase 3,311,000 shares of common stock at exercise prices ranging from $0.78 to $14.30 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $3.13 per share. These stock options are employee and non-executive director options.

•	Warrants to purchase 26,808,000 shares of common stock with a weighted average exercise price of $1.26 per share.

•	An aggregate of 571,000 unvested restricted stock units.

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

Except as previously reported and as described elsewhere in this Quarterly Report on Form 10-Q, we did not sell unregistered securities during the quarter ended December 31, 2013.

During the quarter ended December 31, 2013, we issued an aggregate of 12,781 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2011 Omnibus Equity Incentive Plan, as amended. Such shares were issued for service on our board during the quarter ended September 30, 2013. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

As of December 31, 2013 we issued options to purchase an aggregate of 47,942 shares of common stock to our non-executive directors that elected to receive options and in January 2014, we issued an aggregate of 8,489 restricted shares of our common stock to non-executive directors that elected to receive shares of common stock in lieu of the cash fees earned for their service as members of our board of directors pursuant to our 2011 Omnibus Equity Incentive Plan. The options are exercisable for a period of ten years at an exercise price of $1.34 per share. Such securities were issued for service on our board during the quarter ended December 31, 2013. These securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On December 5, 2013, the company granted 1,000,000 common stock purchase warrants to a consultant in consideration of its provision of healthcare business consulting services, which warrants are subject to performance-based vesting targets. Subject to the vesting conditions, the warrants are exercisable beginning six months following the grant date at a price of $1.76 per share, expire five years from the grant date and contain “piggy-back” registration and cashless exercise rights. The foregoing warrants were issued pursuant to the exemption from registration provided by Section 4(a) (2) of the Securities Act of 1993, as amended.

As of December 31, 2013, the company issued an aggregate of 123,359 shares of common stock in lieu of the cash payment of accrued dividends of $177,637 on its outstanding shares of Series D convertible preferred stock, in accordance with the applicable terms of the Series D convertible preferred stock. Certain officers, directors and significant stockholders of the company own shares of Series D convertible preferred stock and received shares of common stock, as follows: an entity affiliated with one of our directors, J. David Luce, and his spouse, were issued a total of 49,158 shares; an entity affiliated with Mr. Luce’s sibling received 3,246 shares; Todd A. Borus, a director, was issued 464 shares; O’ Connell Benjamin, our chief executive officer, was issued 5,101 shares; William A. Marshall, our chief financial officer was issued 1,855 shares; and Lazarus Investment Partners, which owns in excess of 20% of our common stock, was issued 37,100 shares. The foregoing shares of common stock were issued pursuant to Section 4(a)(2) of the Securities Act of 1993, as amended.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the six months ended December 31, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference. A management contract or compensation plan or arrangement is indicated with (*).

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith

4.1	Form of Warrant issued in private placement	8-K	11/13/13	4.1

4.2	Form of Warrant issued to consultant				X

4.3	Form of Warrant issued to consultant				X

4.4	Form of Warrant issued to consultant				X

10.1	Form of Securities Purchase Agreement for private placement	8-K	11/13/13	10.1

10.2	Form of Registration Rights Agreement for private placement	8-K	11/13/13	10.2

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1	The following financial information from the Authentidate Holding Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

February 13, 2014	/s/ O’Connell Benjamin
Date	O’Connell Benjamin
Chief Executive Officer

/s/ William A. Marshall
William A. Marshall
Chief Financial Officer & Treasurer