Form 10-Q
period 2014-03-31
AUTHENTIDATE HOLDING CORP
filed 2014-05-15
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 8, 2014
Common Stock, $0.001 par value per share	38,358,634 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,
	2014	June 30,
(in thousands, except per share data)	(Unaudited)	2013

Assets
Current assets
Cash and cash equivalents	$2,420	$3,505
Restricted cash	256	256
Marketable securities	210	210
Accounts receivable, net	659	566
Inventory	3,039	3,959
Prepaid expenses and other current assets	373	688

Total current assets	6,957	9,184
Property and equipment, net	503	733
Other assets
Licenses, net	1,917	2,082
Other assets	570	1,194

Total assets	$9,947	$13,193

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other liabilities	$2,793	$3,459
Senior secured notes, net of unamortized discount	—	724
Deferred revenue	62	150

Total current liabilities	2,855	4,333
Long-term deferred revenue	132	184

Total liabilities	2,987	4,517

Commitments and contingencies (Note 11)
Shareholders’ equity
Preferred stock, $.10 par value; 5,000 shares authorized, Series B, 28 shares and Series D, 665 shares issued and outstanding on March 31, 2014 and June 30, 2013, respectively	69	69
Common stock, $.001 par value; 100,000 shares authorized, 38,336 and 35,339 issued and outstanding on March 31, 2014 and June 30, 2013, respectively	38	35
Additional paid-in capital	201,025	197,409
Accumulated deficit	(194,172)	(188,837)

Total shareholders’ equity	6,960	8,676

Total liabilities and shareholders’ equity	$9,947	$13,193

The accompanying notes are an integral part of the condensed consolidated financial statements

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands, except per share data)	2014	2013	2014	2013

Revenues
Hosted software services	$523	$675	$1,720	$2,050
Telehealth products and services	698	735	2,766	1,332

Total revenues	1,221	1,410	4,486	3,382
Operating expenses
Cost of revenues	835	1,004	3,072	2,521
Selling, general and administrative	1,602	1,778	5,071	5,140
Product development	275	273	780	834
Depreciation and amortization	191	213	569	621

Total operating expenses	2,903	3,268	9,492	9,116

Operating loss	(1,682)	(1,858)	(5,006)	(5,734)
Other (expense) income, net	101	(812)	(26)	(2,184)

Net loss	(1,581)	(2,670)	(5,032)	(7,918)

Basic and diluted loss per common share	$(0.04)	$(0.11)	$(0.20)	$(0.33)

Comprehensive operations
Net loss	$(1,581)	$(2,670)	$(5,032)	$(7,918)

Comprehensive loss	$(1,581)	$(2,670)	$(5,032)	$(7,918)

The accompanying notes are an integral part of the condensed consolidated financial statements

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	March 31,
(in thousands)	2014	2013

Cash flows from operating activities
Net Loss	$(5,032)	$(7,918)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of debt discount and deferred financing costs	127	2,195
Depreciation and amortization	569	621
Share-based compensation	398	238
Warrants issued for services	109	60
Restricted shares and stock options issued for services	170	136
Net gain on sale of non-core assets	(101)	—
Changes in assets and liabilities
Accounts receivable	(93)	(352)
Inventory	920	(453)
Prepaid expenses and other current assets	225	567
Accounts payable, accrued expenses and other liabilities	(739)	438
Deferred revenue	(140)	(29)

Net cash used in operating activities	(3,587)	(4,497)

Cash flows from investing activities
Purchases of property and equipment and other assets	(232)	(134)
Other intangible assets acquired	(69)	(27)
Payment for business acquisition	—	(31)
Net proceeds from the sale of non-core assets	851	—

Net cash provided (used) by investing activities	551	(192)

Cash flows from financing activities
Net proceeds from issuance of common stock and warrants	2,854	—
Net (repayments) proceeds from issuance of senior secured notes and warrants	(850)	3,260
Dividends paid	(53)	(53)

Net cash provided by financing activities	1,951	3,207

Net decrease in cash and cash equivalents	(1,085)	(1,482)
Cash and cash equivalents, beginning of period	3,505	2,036

Cash and cash equivalents, end of period	$2,420	$554

The accompanying notes are an integral part of the condensed consolidated financial statements. See Notes 8 and 9 for supplemental cash flow information regarding debt discount and preferred stock dividends.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries (collectively, the “company”). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the company’s Form 10-K for the fiscal year ended June 30, 2013 and the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Based on our business plan, we expect our existing resources, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months. If necessary, management of the company believes that it can reduce operating expenses and/or raise additional equity or debt financing to satisfy its working capital requirements. However, no assurances can be given that we will be able to support our costs through revenues derived from operations or generate sufficient cash flow to satisfy our other obligations or that the company will be able to continue as a going concern. In addition, there can be no assurance that the company will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company.

2.	Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net loss	$(1,581)	$(2,670)	$(5,032)	$(7,918)
Preferred stock dividends	(101)	(117)	(303)	(353)
Deemed preferred stock dividends	—	(254)	(2,017)	(761)

Net loss applicable to common shareholders	$(1,682)	$(3,041)	$(7,352)	$(9,032)

Weighted average shares	38,335	27,072	36,809	27,045

Basic and diluted loss per common share	$(0.04)	$(0.11)	$(0.20)	$(0.33)

The deemed preferred stock dividends included in the loss per share calculation represent the accretion of the fair value of the warrants issued in connection with the extension of the redemption date of the Series C 15% convertible redeemable preferred stock over the period from issuance through the conversion date in April 2013. Beginning in June 2013, the deemed preferred stock dividends include the accretion of the fair value of approximately $2,150,000 allocated to a non-cash beneficial conversion feature related to the Series D preferred stock issued in June 2013. The beneficial conversion feature is being amortized over the period from issuance through the earliest permitted conversion date in December 2013. The fair value of the warrants was determined using the Black-Scholes option pricing model. All common stock equivalents were excluded from the loss per share calculation for all periods presented because the impact is antidilutive. At March 31, 2014, options (3,446,000), restricted stock units (947,000), warrants (26,808,000), Series D preferred stock (6,125,000) and Series B preferred stock (250,000) were outstanding. At March 31, 2013, options (2,728,000), restricted stock units (581,000), warrants (13,632,000), Series C preferred stock (2,500,000) and Series B preferred stock (250,000) were outstanding.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.	Share-Based Compensation

Share-based compensation by category is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
SG&A	$159	$52	$353	$193
Product development	10	10	30	30
Cost of revenues	5	5	15	15

Share-based compensation expense	$174	$67	$398	$238

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

				Weighted
				Average
				Expected
	Risk Free	Dividend	Volatility	Option Life
	Interest Rate	Yield	Factor	(Months)
Fiscal year 2014	1.4%	0%	89%	48
Fiscal year 2013	0.6%	0%	107%	48

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

On August 23, 2011, the stockholders approved the 2011 Omnibus Equity Incentive Plan (the 2011 Plan). The 2011 Plan replaces the 2010 Employee Stock Option Plan and the 2001 Non-Executive Director Stock Option Plan. On May 1, 2014, the stockholders approved an amendment to the 2011 Plan to increase the number of shares of common stock available for issuance under the plan by 3,400,000 shares. As amended, the 2011 Plan provides for the issuance of up to 6,750,000 shares of the company’s common stock in connection with stock options, restricted share awards and other stock compensation vehicles.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock option activity under the company’s stock option plans for employees and non-executive directors for the period ended March 31, 2014 is as follows (in thousands, except per share and average life data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Employees Information	Options	Price	Life (Years)	Value
Outstanding, June 30, 2013	2,271	$3.94
Granted	678	0.94
Expired/Forfeited	(135)	1.60

Outstanding, March 31, 2014	2,814	$3.40	6.25	$91

Exercisable at March 31, 2014	1,327	$5.37	4.40	$24

Expected to vest at March 31, 2014	1,186	$1.65	7.90	$54

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Non-Executive Director Information	Options	Price	Life (Years)	Value
Outstanding, June 30, 2013	372	$1.97
Granted	269	1.03
Expired	(9)	6.08

Outstanding, March 31, 2014	632	$1.51	8.00	$22

Non-executive director options are granted at market price and vest on the grant date.

As of March 31, 2014, there were approximately 947,000 restricted stock units outstanding that were granted to employees as of January 15, 2013 and 2014 in connection with the company’s compensation modification program. These restricted stock units vest when the company achieves cash flow breakeven, as defined.

As of March 31, 2014, there was approximately $1,361,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements. Approximately $1,226,000 of this expense is expected to be recognized over a weighted-average period of 26 months. The remaining expense will be recognized if certain vesting conditions are met.

The total intrinsic value of options exercised was $0 for the nine month periods ended March 31, 2014 and 2013, respectively. The weighted average grant date fair value of options granted during the nine month periods ended March 31, 2014 and 2013 was approximately $0.63 and $0.92, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of options vested was $358,000 and $231,000 for the nine month periods ended March 31, 2014 and 2013, respectively.

In December 2012, the board of directors agreed that all non-employee directors would receive all of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of our common stock or stock options issued at fair value in accordance with the terms of the 2011 Plan for periods ending after December 2012. For prior periods non-employee directors had the option to receive up to 100% of their cash compensation in restricted shares of our common stock. During the nine months ended March 31, 2014, the company issued 42,527 shares of restricted common stock and 192,730 stock options (valued at approximately $169,900) to certain non-executive directors in connection with this program. In April 2014 the company issued 22,853 shares of restricted common stock (valued at approximately $22,600) to certain directors under this program for the quarter ended March 31, 2014.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Marketable Securities

At March 31, 2014, our marketable securities consisted primarily of money market investments. We classify our investments as “available for sale” and they have been recorded at cost which approximates fair value due to their variable interest rates. As a result, we have had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from such investments through March 31, 2014. All income generated from these investments is recorded as interest income.

5.	Business Acquisition and Sale of Non-Core Assets

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

In February 2014, the company completed the sale of all of its shares in Health Fusion, Inc. in connection with a share buy-back program initiated by Health Fusion. Net proceeds from the sale were approximately $851,000 and the company recorded a gain on the sale of this investment of approximately $101,000 which is included in other income. The company made its investment in Health Fusion in fiscal 2005. The investment was accounted for using the cost method and was included in other assets through the date of the sale.

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

In connection with our manufacturing and sales plans for our telehealth service, the company has purchased certain components and contract manufacturing services for the production of the monitoring appliances. These inventory amounts are stated at the lower of cost or market and consist of the following (in thousands):

	March 31,	June 30,
	2014	2013

Purchased components	$2,771	$3,094
Finished goods	268	865

Total inventory	$3,039	$3,959

7.	Other Intangible Assets

The following table sets forth licenses, net and other intangible assets that are included in other assets as follows (in thousands):

	March 31, 2014			June 30, 2013
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book	Useful Life
	Amount	Amortization	Value	Amount	Amortization	Value	In Years

Patents	$353	$251	$102	$350	$236	$114	17
Trademarks	205	94	111	201	87	114	20
Acquired technologies	72	72	—	72	72	—	2
Licenses	3,796	1,879	1,917	3,733	1,651	2,082	3 - 10

Total	$4,426	$2,296	$2,130	$4,356	$2,046	$2,310

As of March 31, 2014 and June 30, 2013 goodwill amounted to approximately $50,000 and is included in other assets.

The company amortizes licenses and other intangible assets under the straight line method. Amortization expense was approximately $85,000 and $250,000 for the three months and nine months ended March 31, 2014 and $69,000 and $206,000 for the prior year periods, respectively. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

June 30,
2014	$113
2015	327
2016	354
2017	265
2018	266
Thereafter	805

$2,130

8.	Senior Secured Notes

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The company allocated the proceeds from the secured note transactions to the secured notes and the warrants based on the relative fair values of such instruments using the present value of the secured notes at a market rate of interest and the value of the warrants based on the Black-Scholes option pricing model and the applicable assumptions set forth in Note 3 of Notes to Condensed Consolidated Financial Statements. This allocation resulted in an effective interest rate for the secured notes from March 2012 through September 2012 of approximately 54% per annum. Following the extension of the secured notes issued in March 2012 the effective interest rate for the remaining term of such notes was approximately 47% per annum. The effective interest rate for the secured notes issued in September 2012 was approximately 41% per annum. However, since the subjective nature of the inputs for the option pricing models can materially affect fair value estimates, in management’s opinion, such models may not provide a reliable single measure of the fair value of the warrants and the resulting effective interest rates. In connection with the secured note transactions the company recorded senior secured promissory notes of $7,350,000, debt discount of $4,726,000 and additional paid-in-capital of $4,676,000 related to the fair value of the warrants. The non-cash amortization of the debt discount and deferred financing costs of $0 and $127,000 and $822,000 and $2,195,000 is included in the other (expense) income for the three months and nine months ended March 31, 2014 and 2013, respectively.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the secured notes and unamortized debt discount (in thousands):

	March 31,	June 30,
	2014	2013

Senior secured notes	$—	$850
Unamortized debt discount	—	(126)

Senior secured notes, net	$—	$724

9.	Preferred Stock

As of March 31, 2014, there are 28,000 shares of Series B preferred stock outstanding. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note. The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 250,000 shares of our common stock at a conversion rate of $2.80 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. At March 31, 2014, the company has accrued dividends in the amount of $17,500 which remain unpaid.

As of March 31, 2014, there are 665,000 shares of Series D convertible preferred stock outstanding. The Series D preferred stock was issued in June 2013 and can be converted by the holders into an aggregate of 6,125,024 shares of common stock at an initial conversion rate of $1.08571 per share. The holders of such shares have the right to convert the preferred shares at anytime commencing on the six month anniversary of the issue date; however, the shares received upon conversion may not be offered or sold except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The company has the right to repurchase the outstanding Series D preferred stock at a redemption price equal to $10.00 per share, plus accrued and unpaid dividends, beginning two years after issuance and to require holders to convert their Series D preferred stock beginning three years after issuance. Dividends on the Series D preferred stock accrue at a rate of 5% per annum and are payable semi-annually in cash or stock at the company’s option. The company paid accrued dividends of $177,637 as of December 31, 2013 to the holders of outstanding shares of Series D convertible preferred stock through the issuance of 123,359 shares of restricted common stock in accordance with the applicable terms of the Series D convertible preferred stock. At March 31, 2014, the company has accrued dividends of approximately $83,100 which remain unpaid.

10.	Shareholder’s Equity

The changes in shareholders’ equity for the nine months ended March 31, 2014 are summarized as follows (in thousands):

			Additional		Total
	Preferred	Common	Paid-in	Accumulated	Shareholders’
Current assets	Stock	Stock	Capital	Deficit	Equity (Deficit)
Balance, June 30, 2013	$69	$35	$197,409	$(188,837)	$8,676
Preferred stock dividends				(303)	(303)
Restricted stock issued for preferred stock dividends			178		178
Share-based compensation expense			398		398
Issuance of common stock, net		3	2,851		2,854
Restricted shares and stock options issued for services			170		170
Warrants issued for services			19		19
Net loss				(5,032)	(5,032)

Balance, March 31, 2014	$69	$38	$201,025	$(194,172)	$6,960

During the nine months ended March 31, 2014 there were no stock options exercised, however, 483,300 common stock warrants were exercised.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Commitments and Contingencies

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2014, we are not aware of any obligations under such indemnification agreements that would require material payments.

12.	Income Taxes

The company continues to fully recognize its tax benefits which are offset by a valuation allowance due to the uncertainty that the deferred tax assets will be realized. We will continue to evaluate the realizability of our net deferred tax assets and may record additional benefits in future earnings if we determine the realization of these assets is more likely than not.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

13.	Other (Expense) Income

Other (expense) income consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Amortization of debt discount	$—	$(815)	$(126)	$(2,179)
Amortization of deferred financing costs	—	(7)	(1)	(16)
Net gain from sale of non-core assets	101	—	101	—
Miscellaneous income	—	10	—	11

Total other income (expense)	$101	$(812)	$(26)	$(2,184)

14.	Fair Value Measurements

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

The company’s assets subject to fair value measurements as of March 31, 2014 and June 30, 2013 are as follows (in thousands):

	Fair Value Measurements
	Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
March 31, 2014
Current marketable securities - available for sale	$210	$210	$—	$—

Total	$210	$210	$—	$—

June 30, 2013
Current marketable securities - available for sale	$210	$210	$—	$—

Total	$210	$210	$—	$—

For the nine months ended March 31, 2014 and 2013, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings.

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

During the nine months ended March 31, 2014 the company issued warrants to purchase shares of its common stock as follows: (i) 50,000 warrants to a consultant for services with an exercise price of $0.89 per share. These warrants vest monthly in arrears through July 31, 2014, have a five year life and, subject to vesting requirements, are exercisable beginning six months after the grant date, (ii) 500,000 warrants to a consultant for services with an exercise price of $1.34 per share, and (iii) 1,000,000 warrants to a consultant for services with an exercise price of $1.76 per share. These warrants vest in equal installments of 50,000 warrants and 100,000 warrants, respectively, based on performance-based targets related to service revenues recognized by the company from customers covered by such agreements, have a five year life, and, subject to vesting requirements, are exercisable beginning six months after the grant date. The fair value of these warrants, as determined by the Black Scholes Model, is being charged to operations over the service period for the time based warrants and for the performance based warrants costs will be recognized during the periods that performance targets are achieved.

A schedule of common stock warrant activity is as follows (in thousands, except per share and average life data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(Years)	Value

Outstanding, June 30, 2013	24,966	$1.23
Warrants issued	2,325	1.41
Warrants exercised	(483)	0.95

Outstanding, March 31, 2014	26,808	$1.26	3.50	$439

Exercisable, March 31, 2014	25,308

17.	Recent Equity Offerings

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Our telehealth solutions provide in-home patient vital signs monitoring systems and services to improve care for patients and reduce the cost of care by delivering results to their healthcare providers via the Internet. Our telehealth solutions combine our Electronic House Call™ or our tablet based patient vital signs monitoring appliances or our Interactive Voice Response patient vital signs monitoring solution with a web-based management and monitoring software module based on our Inscrybe® Healthcare platform. Both solutions enable unattended measurements of patients’ vital signs and related health information and are designed to aid wellness and preventative care, and deliver better care to specific patient segments who require regular monitoring of medical and behavioral health conditions. Healthcare providers can easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans securely via the Internet. This service provides a combination of care plan schedule reminders and comprehensive disease management education as well as intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Healthcare providers and health insurers are also expected to benefit by having additional tools to improve patient care, reduce in-person and emergency room patient visits and hospital readmissions.

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

We believe there are a number of factors that will be favorable for the healthcare information technology industry in the near future, despite the lingering uncertainty regarding the global economy. These factors include on-going regulatory reforms in the U.S. focused on controlling costs, automating medical records and processes and expanding the availability of healthcare coverage, and healthcare industry trends to significantly reduce costs, shorten the length of hospital stays, reduce hospital readmissions, shift patient care towards wellness and preventative care programs and automate healthcare records and processes. Because healthcare information technology solutions play an important role in healthcare by improving safety, efficiency and reducing cost, they are often viewed as more strategic than other capital purchases. In addition, government agencies, as well as politicians and policymakers appear to agree that the growing cost of our healthcare system is unsustainable and the intelligent use of information systems will improve health outcomes and, correspondingly, drive down costs. The broad recognition that healthcare information technology is essential to help control healthcare costs and improve quality contributed to the inclusion of healthcare information technology incentives in the American Recovery and Reinvestment Act (ARRA) and accompanying Health Information Technology for Economic and Clinical

Health (HITECH) provisions which include more than $35 billion in incentives for healthcare organizations to modernize operations through “meaningful use” of healthcare information technology. Further, as more consumers are provided with insurance coverage, healthcare providers may face increased volumes that could create capacity constraints, and they may find it challenging to profitably provide care at the planned reimbursement rates under the expanded coverage models. Another aspect of the market for healthcare information technology is the shift away from fee-for-service or volume-based reimbursement towards value-based or outcomes-based reimbursement. Payers, including health insurance companies and federal and state governments are implementing programs to link reimbursement to quality measurements and outcomes, and this alignment creates significant financial motivation for adoption of healthcare information technology products and services. We believe that there are substantial sums of reimbursement funds that are tied to incentive programs such as value based purchasing, 30-day readmission rules and quality reporting requirements. There are also a growing number of third-party studies that document how telehealth can positively impact the way healthcare is delivered. From chronic care to behavioral health and wellness programs, a wide range of patient populations can benefit from telehealth. We believe that telehealth products are helping physicians and patients to accomplish a number of goals, including, shifting visits away from high-cost settings; reducing the cost of managing patients; reducing unnecessary hospital readmissions; reducing the duration of hospital stays; improving access to care for patients located in remote areas; and improving outcomes. We believe the factors discussed above will create strong incentives for providers to maximize efficiency and create the need for additional investments in healthcare information technology solutions and services. Thus, while the current economic environment has impacted our business, we believe the fundamental value proposition of healthcare information technology remains strong and that the healthcare information technology industry will likely benefit as healthcare providers and governments continue to recognize that these solutions and services contribute to safer, more efficient healthcare.

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

During this period we have also advanced the development of our telehealth service offerings and continued to refine the capabilities of our Electronic House Call, Interactive Voice Response products and services and our mobile telehealth tablet and telehealth software application. In April 2011, we announced that we had been selected as a supplier to the Department of Veterans Affairs (VA) for its core coordination home Telehealth Program and in May 2014 we announced that the VA had exercised its third one-year option to extend the term of our contract, which also includes an additional one-year extension option. During fiscal 2013, we completed the required test-in phase with the VA for our Electronic House Call and Interactive Voice Response solutions and we received approval to begin the national rollout of these solutions to VA facilities throughout the U.S. and its territories. During the latter half of fiscal 2013, the company completed the integration and required testing of the interface between its telehealth solutions and the VA’s VistA Electronic Health Records system, received approval to use the interface in the VA’s national telehealth program and received approval for a number of new Disease Management Protocols (DMPs) for both of our telehealth solutions. During the contract period, the company will be committed to provide, subject to purchase orders from the VA, telehealth devices and certain associated software solutions. We believe that the VA telehealth project positions the company for success as this market develops in the commercial sector and provides a significant growth opportunity for the company as we work to support the VA in its efforts to deliver quality care to our veterans. There can be no assurance that the VA will exercise the remaining option period under the agreement nor can the company provide any assurances as to the actual amount of products and solutions, if any, that may ultimately be purchased by VA facilities under the agreement.

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

Share-Based Compensation

Share-based compensation expense for stock options is determined using the Black-Scholes option pricing model which values options based on the stock price at the grant date, the exercise price of the option, the expected life of the option, the estimated volatility, expected dividend payments and the risk-free interest rate over the expected life of the options.

The company computed the estimated fair values of all option-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The company based its estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on the company’s historical stock volatility. The assumptions used in the company’s Black-Scholes calculations for fiscal 2014 and 2013 are as follows:

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

Results of Operations

Three and nine months ended March 31, 2014 compared to three and nine months ended March 31, 2013

Revenues were $1,221,000 for the quarter ended March 31, 2014 compared to $1,410,000 for the prior year period. These results reflect a decrease in revenues from both our hosted software services and our telehealth products and services due to lower transaction volumes and equipment sales, respectively. Revenues for the nine months ended March 31, 2014 were $4,486,000 compared to $3,382,000 for the prior year period reflecting an increase in revenues from our telehealth products and services which offset lower revenues from our hosted software services.

Cost of revenues decreased to $835,000 for the quarter ended March 31, 2014 compared to $1,004,000 for the same period in the prior year, due primarily to lower costs related to telehealth revenues and lower data center maintenance expenses. Cost of revenues for the nine months ended March 31, 2014 was $3,072,000 compared to $2,521,000 for the prior year period reflecting higher costs related to telehealth revenues which offset lower data center maintenance expenses.

Selling general and administrative (SG&A) expenses decreased to $1,602,000 for the quarter ended March 31, 2014 compared to $1,778,000 for the prior year period. The change is due primarily to lower legal expenses, lower investor relations expenses and a state payroll tax credit of approximately $73,000 which offset higher selling expenses and stock option expenses. SG&A expenses for the nine months ended March 31, 2014 were $5,071,000 compared to $5,140,000 for the prior year period reflecting higher selling expenses and stock option expenses which were offset primarily by lower legal expenses and state payroll tax credits of approximately $175,000.

Product development expenses were $275,000 for the quarter ended March 31, 2014 compared to $273,000 for the prior year period. For the nine months ended March 31, 2014 product development expenses were $780,000 compared to $834,000 for the prior year period reflecting lower personnel expenses for the current period.

Depreciation and amortization expense was $191,000 for the quarter ended March 31, 2014 compared to $213,000 for the prior year period. This change is due primarily to lower expenses for fixed assets and a decrease in amortization of capitalized software offset in part by the amortization of acquired licenses. For the nine months ended March 31, 2014 depreciation and amortization expense was $569,000 compared to $621,000 for the prior year period reflecting the same trends as the quarter.

Other income was $101,000 for the quarter ended March 31, 2014 compared to other expense of $812,000 for the prior year period. For the nine months ended March 31, 2014 other expense was $26,000 compared to $2,184,000 for the prior year period. Other expense for the periods consists primarily of non-cash amortization of the debt discount on the company’s senior secured notes payable. The decrease in the other expense for the current periods reflects the early extinguishment of certain senior secured notes in June 2013 in exchange for Series D preferred stock and warrants to purchase shares of common stock and a gain of approximately $101,000 on the sale of certain non-core assets.

Net loss for the quarter ended March 31, 2014 was $1,581,000, or $0.04 per share, compared to $2,670,000, or $0.11 per share, for the prior year period. For the nine months ended March 31, 2014 net loss was $5,032,000, or $0.20 per share, compared to $7,918,000, or $0.33 per share, for the prior year period. The decrease in net loss for the periods is due primarily to a decrease in the non-cash amortization of the debt discount and the other factors discussed above.

Liquidity and Capital Resources

Overview

Our operations and product development activities have required substantial capital investment to date. Our primary sources of funds have been the issuance of equity and the incurrence of third party debt. In February 2004, we completed a private placement of common stock from which we received net proceeds of approximately $69,100,000. Subsequent to this transaction, we have completed a number of financing transactions to increase our cash position and monetize non-core assets. Excluding the transactions discussed in more detail below, since 2004 we received net proceeds of approximately $11,590,000 from equity transactions and $3,650,000 from the sale of non-core assets. As described in greater detail in Notes 8 and 17 of Notes to Condensed Consolidated Financial Statements, in March 2012 the company sold $4,050,000 of senior secured promissory notes and 3,022,388 warrants to purchase shares of our common stock to accredited investors including several directors, officers and significant stockholders of the company from which we received net proceeds of approximately $4,000,000, in September 2012 the company sold $3,300,000 of senior secured promissory notes and 2,558,139 warrants to purchase shares of our common stock to accredited investors, including several directors and officers and significant stockholders of the company from which we received net proceeds of approximately $3,260,000, in June 2013, we completed the sale of 665,000 shares of Series D convertible preferred stock and 6,650,000 warrants in exchange for the cancellation of $6,500,000 of senior secured notes and $150,000 in cash and we completed a $4,450,000 underwritten public offering of 4,683,685 units (including the full exercise by the underwriter of the over-allotment option), each consisting of one share of common stock and one warrant to purchase one share of common stock, from which we received net proceeds of approximately $3,964,000 and in November 2013, we completed a private placement transaction of 2,347,625 shares of common stock and warrants to purchase 774,716 shares of common stock. We received net proceeds of approximately $2,400,000 from this transaction. As discussed more fully in Note 5 of Notes to Consolidated Financial Statements, in February 2014 we sold certain non-core assets for net proceeds of approximately $851,000. We are using the proceeds from these transactions for working capital and general corporate purposes, including supporting the rollout of our telehealth products and services.

For the nine months ended March 31, 2014, expenditures for data center equipment and other assets totaled approximately $232,000 and expenditures for software licenses and other intangible assets totaled approximately $69,000. We have developed and intend to continue to develop new applications to grow our business and address new markets.

In August 2012 we filed with the SEC a registration statement on Form S-3 and a pre-effective amendment to such registration statement under the Securities Act in December 2012. The shelf registration statement was declared effective by the SEC in December 2012 and replaces our prior shelf registration statement. This shelf registration statement allows us to sell, from time to time in one or more public offerings, shares of our common stock, shares of our preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of such securities, for proceeds in the aggregate amount of up to $40 million, subject to SEC limitations. There is approximately $32 million available under this registration statement for future transaction, subject to SEC limitations. The terms of any such future offerings, if any, and the type of equity or debt securities would be established at the time of the offering. This disclosure shall not constitute an offer to sell or a solicitation of an offer to buy the securities, nor shall there be any sale of these securities in any jurisdiction in which an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Any offer of the securities will be solely by means of the prospectus included in the registration statement and one or more prospectus supplements that will be issued at the time of the offering.

At the company’s special meeting of stockholders held on April 5, 2013, our stockholders approved the automatic conversion of the shares of Series C preferred stock into an aggregate of 3,551,541 shares of common stock, including 1,051,541 shares of common stock issued in lieu of accrued but unpaid dividends on the Series C preferred stock.

Cash Flows

At March 31, 2014, cash, cash equivalents and marketable securities amounted to approximately $2,630,000 and total assets at that date were $9,947,000. Since June 30, 2013 cash, cash equivalents and marketable securities decreased approximately $1,085,000 reflecting cash used principally to fund operating losses, product development activities, changes in working capital, capital expenditures and debt repayments during the nine months ended March 31, 2014. Cash used for the period includes investments in data center and related infrastructure equipment, investments in inventory, manufacturing licenses and other assets, the prepayment of certain insurance premiums and maintenance contracts and the repayment of $850,000 of debt representing all of the outstanding senior secured notes. We expect to continue to use cash to fund operating losses, changes in working capital, product development activities, and capital expenditures for the foreseeable future.

Net cash used by operating activities for the nine months ended March 31, 2014 was approximately $3,587,000 compared to $4,497,000 for the prior year period reflecting less cash used for inventory and prepaid expenses during the current period. Net cash provided by investing activities, was $551,000 for the nine months ended March 31, 2014 compared to net cash used of $192,000 for the prior year period. This change reflects the sale of certain non-core assets during the current period offset in part by an increase in asset and related purchases for the current period. Net cash provided by financing activities for the nine months ended March 31, 2014 was approximately $1,951,000 compared to net cash provided of $3,207,000 for the prior year period. The amount for the current period reflects the net proceeds from the November 2013 private placement transaction less the repayment of the senior secured notes and the payment of preferred stock dividends. The amount for the prior year reflects the net proceeds from the secured note transaction in fiscal 2013, less the payment of preferred stock dividends.

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

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 250,000 shares of our common stock at a conversion rate of $2.80. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of March 31, 2014, no shares of the Series B preferred stock have been redeemed.

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

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of March 31, 2014 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$1,451	$512	$939	$—	$—

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

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2014, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

We have approximately $210,000 invested in short-term investments as of March 31, 2014. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At March 31, 2014, our unrestricted cash and marketable securities totaled approximately $2,630,000, of which approximately $210,000 was invested in money market investments. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred net losses of approximately $11,349,000, $8,352,000 and $12,555,000, including a loss of approximately $5,769,000 related to discontinued operations for our former German subsidiary for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. We also had a net loss of $5,032,000 for the nine month period ended March 31, 2014 and had an accumulated deficit of approximately $194,172,000 at March 31, 2014. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. This risk may be more acute in light of our disposition of our other operating segments. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we may not be profitable in any future period.

Our capital requirements have been significant and we may need to raise additional capital to finance our operations.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements and registered offerings of our securities and on short-term and long-term loans to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software, services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $5,214,000, $6,513,000 and $6,465,000 in cash for continuing operating activities for the fiscal years ended June 30, 2013, 2012 and 2011, respectively, and $3,587,000 for the nine months ended March 31, 2014. Our available cash, cash equivalents and marketable securities as of March 31, 2014 totaled approximately $2,630,000. We expect our existing resources, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, no assurances can be given, that we will be able to attain sales levels and support our costs through revenues derived from operations, generate sufficient cash flow to satisfy our other obligations or that the company will be able to continue as a going concern. If our available cash resources and projected revenue levels are not sufficient to sustain our operations, or otherwise meet our cash needs, we will need to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. There can be no assurance, however, that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially, which could have a material adverse effect on our business, financial condition and results of operations. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

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

Our markets have been and will continue to be affected by general macroeconomic and market conditions. Developments, such as the recent recessions and lingering economic instability in the U.S. and Europe, the imposition of government spending restrictions in the U.S. (such as through sequestration), and the inflationary risks associated with higher commodity prices, among other developments, have generated significant instability in the credit and financial markets and may have an adverse effect on our results of operations and financial condition. Volatile, negative or uncertain economic conditions in our significant markets have undermined and could in the future undermine business confidence in our markets and cause our clients to reduce or defer their spending on new technologies or initiatives or terminate existing contracts, which would negatively affect our business. While the U.S. economy appears to have stabilized somewhat relative to its performance in recent years, the ultimate impact of these developments cannot be predicted, and they may have a material adverse effect on our liquidity and financial condition if our ability to obtain financing for operations or obtain credit from trade creditors were to be impaired. If general economic conditions further deteriorate or economic uncertainty continues, we or our customers might experience future deterioration of their businesses, cash flow shortages and financing difficulties.

The spending cuts imposed by the Budget Control Act of 2011 could impact our operating results and profit.

On August 2, 2011, the Budget Control Act of 2011 (the “Budget Control Act”) was enacted into law. The Budget Control Act imposes annual spending limits on many federal agencies and programs aimed at reducing budget deficits. In addition to setting budget authority for fiscal years 2012-2021, the Budget Control Act also triggered an automatic sequestration process that took effect March 1, 2013. The sequestration process resulted in automatic, across-the-board cuts to mandatory and discretionary federal spending. Although the U.S. government, in December 2013 and January 2014, enacted budgetary legislation to ameliorate certain impacts of sequestration through the government’s 2015 fiscal year and to approve a budget for its 2014 fiscal year, the overall depth and scope of sequestration impacts remain unclear and federal agency budgets remain uncertain. We cannot predict what impact, if any, the ongoing effects of the Budget Control Act will have on our business or results of operations. However, these or other factors could result in a significant decline in, or redirection of, current and future federal expenditures and could adversely affect our operating performance, including the possible loss of revenue and reduction in our operating cash flow, particularly, but not exclusively, with respect to our telehealth products.

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

We depend on third parties for the supply of the components and the manufacture and distribution of our telehealth appliance, which may result in delays and quality-control issues and new regulations related to conflict minerals could adversely impact our business.

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

Moreover, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated new rules applicable to public companies concerning the use of certain minerals and metals, known as conflict minerals, in their products. The rules require us to undertake measures to understand the origin and, as need be, source of any conflict minerals within our supply chain and commencing in May 2014, to disclose, among other things, those measures and whether or not any such conflict minerals in our products originated from the Democratic Republic of the Congo and adjoining countries. While certain aspects of this rule continue to be litigated and a recent ruling by the federal Court of Appeals for the D.C. Circuit has led to further uncertainty regarding the SEC’s enforcement of the rule, we expect that we will incur additional costs in complying with this rule, including for diligence measures undertaken to understand the origin and, as need be, source of conflict minerals used in our products, in addition to the potential cost of implementing changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products by reducing the supply of “conflict free” components and parts. We cannot be sure that we will be able to obtain the necessary information on conflict minerals from our suppliers or that we will be able to determine that all of our products are conflict free. As a result, we may face reputational challenges with our customers, stockholders and other stakeholders if we determine that our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.

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

In April 2011, we announced that we had received a contract award from the U.S. Department of Veterans Affairs (the “VA”) pursuant to which we were selected as a supplier to the VA for its Telehealth Program for home telehealth solutions. Under this agreement, we market our telehealth solutions to VA facilities throughout the country. The agreement consists of a one year base period that commenced May 15, 2011 and four option years, which are at the VA’s sole discretion. There is no minimum purchase requirement under the contract. In May 2014, the VA exercised the third extension option for this agreement, however, there can be no assurance that the VA will exercise the remaining option period under the agreement nor can we provide any assurances as to the actual amount of products and solutions, if any, that may ultimately be purchased by VA facilities under the agreement.

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

Performance problems with our systems, security breaches and other disruptions could cause us to lose business or incur liabilities.

Our customer satisfaction and our business could be harmed if we experience transmission delays or failures or loss of data in the systems we use to provide services to our customers, including transaction-related services. Further, in the ordinary course of our business, we collect and store sensitive data, including our proprietary information and that of our customers in our data center and on our networks. These systems are complex and, despite testing and quality control and security measures, we cannot be certain that problems will not occur or that they will be detected and corrected promptly if they do occur, and our information technology systems may be vulnerable to attacks by hackers or breached due to error or malfeasance. In providing these services, we rely on internal systems as well as communications and hosting services provided by third parties, such as the Internet. To operate without interruption, both we and the service providers we use must guard against:

•	damage from fire, power loss and other natural disasters;

•	communications failures;

•	software and hardware errors, failures or crashes;

•	security breaches, computer viruses and similar disruptive problems; and

•	other potential interruptions.

We have experienced periodic system interruptions in the past, and we cannot guarantee that they will not occur again. In the event of a catastrophic event at our data center or any third party facility we use, we may experience an extended period of system unavailability, which could negatively impact our business. Further, if any disruption or breach of our security measures caused the loss of stored data, it could have a material adverse impact on our business, expose us to reputational damage, result in legal claims and cause us to incur material liabilities. Although we maintain insurance for our business, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur or that this coverage will continue to be available on acceptable terms or in sufficient amounts.

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

We need to comply with ongoing regulatory requirements applicable to our telehealth product and our results of operations may be adversely impacted by any failure to comply with these requirements.

Our telehealth product is a medical device that is subject to extensive regulation in the United States. Unless an exemption applies, each medical device that we wish to market in the United States must receive either 510(k) clearance or premarket approval from the U.S. Food and Drug Administration, or the FDA, before the product can be sold. Either process can be lengthy and expensive. The FDA’s 510(k) clearance procedure, also known as “premarket notification,” is the process we have used for our current telehealth product. The regulatory clearance for our telehealth product provides for its use for its intended purposes. In addition, we are subject to inspection and marketing surveillance by the FDA to determine our compliance with all regulatory requirements and the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record-keeping for approved products are subject to extensive regulation. If the FDA determines that our promotional materials or activities constitute promotion of an unapproved use or we otherwise fail to comply with other FDA regulations, we may be subject to regulatory enforcement actions, including a public warning letter, injunction, civil fines, suspensions, loss of regulatory clearance, product recalls or product seizures. In the more egregious cases, criminal prosecution, civil penalties, or disgorgement of profits are possible. The subsequent discovery of previously unknown problems may also result in restrictions on the marketing of our products, and could include voluntary or mandatory recall or withdrawal of products from the market. Further, we cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action. In addition, the FDA has increased its focus on regulating computer software intended for use in a healthcare setting, including applications meant to run on a mobile platform or on a browser tailored for use on a mobile platform. If our software solutions or applications are deemed to be actively regulated medical devices by the FDA, we could be subject to more extensive requirements governing pre- and post-marketing activities. As described above, complying with these regulations could be time consuming and expensive, and may require FDA clearance or pre-market approval. If we are not able to maintain regulatory compliance with any of our products, we may be subject to regulatory enforcement actions as described above and may not be permitted to market our products, which would have a material adverse impact on our results of operations, cash flows and financial condition.

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

In February 2014, the FDA conducted a routine inspection of our business premises related to our telehealth products and upon the completion of their inspection issued us inspectional observations on FDA Form 483. We have provided the FDA with a written response to the Form 483 that describes proposed actions and we have already completed certain of these actions and are working to implement the others. However, we may be unable to implement corrective actions within a timeframe and in a manner satisfactory to the FDA and we are unable to predict when this matter will be resolved or what further action, if any, the government may take in connection with this matter. Beyond incurring compliance-related expenses, we are presently unable to predict what impact, if any, these matters or ensuing proceedings, if any, will have on our financial condition, results of operations or cash flows.

Our ability to generate revenues from our telehealth products is subject to our ability to obtain acceptable prices or an adequate level of reimbursement from payors of healthcare costs.

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

In connection with our manufacturing and sales plans for our current telehealth products, we have purchased certain components and contract manufacturing services for the production of the monitoring appliance. Our ability to recover our investment in building inventories of our current telehealth products is subject to risks. If we are unable to generate sufficient demand for this product, or incur regulatory penalties relating to our telehealth products, we may not be able to recover the cost of our investments in our telehealth business and our financial condition and results of operations could be negatively impacted.

If our manufacturer and suppliers for our telehealth products fails to comply with the FDA’s Quality System Regulation, or QSR, and other applicable post market requirements, our operations could be disrupted, our product sales and profitability could suffer, and we may be subject to a wide variety of FDA enforcement actions.

After a device is placed on the market, numerous regulatory requirements also apply to our manufacturer and suppliers. The manufacturing processes of some of our vendors must comply with the FDA’s Quality System Regulation, or QSR, which governs the methods used in, and the facilities and controls used for, the design, testing, manufacture, control, quality assurance, installation, servicing, labeling, packaging, storage and shipping of medical devices. The FDA enforces the QSR through unannounced inspections. If one of our suppliers fails a QSR inspection, or if a corrective action plan adopted by a supplier is not sufficient, the FDA may bring an enforcement action, and our operations could be disrupted and the manufacturing of our products delayed. We are also subject to the FDA’s general prohibition against promoting our products for unapproved or “off-label” uses, the FDA’s adverse event reporting requirements and the FDA’s reporting requirements for field correction or product removals. The FDA has recently placed increased emphasis on its scrutiny of compliance with the QSR and these other post market requirements. If we or our manufacturer or suppliers violate the FDA’s requirements or fail to take adequate corrective action in response to any significant compliance issue raised by the FDA, the FDA can take various enforcement actions which could cause our product sales and profitability to suffer.

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

The price of our common stock has been, and is likely to continue to be, volatile. Our stock price during the fiscal year ended June 30, 2013 traded as low as $0.53 per share and as high as $1.64 per share and during the nine months ended March 31, 2014, our common stock traded within a range of $0.82 to $1.88. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

Although we are currently in compliance with the applicable listing standards, we have recently experienced periods of non-compliance with certain listing standards, such as the minimum bid price requirement, and there can be no assurance that we will be able to maintain continued compliance with the listing requirements of The NASDAQ Capital Market. It is therefore possible that we could receive additional future non-compliance notices from NASDAQ, and proceedings to delist our stock could be commenced. If our common stock were to be delisted from The NASDAQ Capital Market, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board. Such trading will reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock and the price of our common stock could suffer a significant decline. Delisting may also impair our ability to raise capital. If our common stock is delisted from The NASDAQ Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

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

The average daily trading volume in our common stock for the nine months ended March 31, 2014 was approximately 131,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

During the nine months ended March 31, 2014 and our fiscal year ended June 30, 2013, we completed a number of transactions that have resulted in our issuance of a substantial number of shares of common stock and securities convertible into, or exercisable for, additional shares of common stock. The issuance of these securities has resulted in substantial dilution to stockholders who held our common stock prior to such transactions and will result in additional dilution in the future if shares of convertible preferred stock are converted into common stock and common stock purchase warrants are exercised. The conversion of preferred shares and the exercise of warrants could also adversely affect the market price of our common stock if the holders of these securities immediately sell some or all of the shares of common stock issued upon conversion or exercise or there is a perception in the market that the holders of a large number of shares intend to sell their shares.

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

Our executive officers, directors and significant stockholders will be able to influence matters requiring stockholder approval

As of the date of this report, our executive officers, directors and largest shareholder (Lazarus Investment Partners, LLLP) possess beneficial ownership (without, however, giving effect to any limitations on the ability of such persons to convert shares of Series D preferred stock or exercise warrants) of approximately 44.2% of our common stock and within this amount, Lazarus Investment Partners beneficially owns approximately 29.6% of our outstanding common stock. Due to such ownership position, these persons have increased influence over the outcome of future stockholder votes, including the election of directors and other significant business matters that require stockholder approval, and their interests may differ from the interests of other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other business combinations or purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock. In addition, the sale of these shares of common stock may adversely affect the market price of our common stock and our stock price may decline substantially.

The exercise of our outstanding options and warrants, or conversion of our outstanding shares of convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of March 31, 2014, the following options, restricted stock units and warrants were outstanding:

•

Stock options to purchase 3,446,000 shares of common stock at exercise prices ranging from $0.78 to $14.30 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $3.13 per share. These stock options are employee and non-executive director options.

•	Warrants to purchase 26,808,000 shares of common stock with a weighted average exercise price of $1.26 per share.

•	An aggregate of 947,000 unvested restricted stock units.

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

Except as previously reported and as described elsewhere in this Quarterly Report on Form 10-Q, we did not sell unregistered securities during the quarter ended March 31, 2014.

During the quarter ended March 31, 2014, we issued an aggregate of 8,489 shares of our common stock to those of our non-executive directors that elected to receive shares of common stock in lieu of a portion of the cash fees earned for their service as members of our board of directors pursuant to our 2011 Omnibus Equity Incentive Plan, as amended. Such shares were issued for service on our board during the quarter ended December 31, 2013. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

As of March 31, 2014 we issued options to purchase an aggregate of 70,635 shares of common stock to our non-executive directors that elected to receive options and in April 2014, we issued an aggregate of 22,853 restricted shares of our common stock to non-executive directors that elected to receive shares of common stock in lieu of the cash fees earned for their service as members of our board of directors pursuant to our 2011 Omnibus Equity Incentive Plan. The options are exercisable for a period of ten years at an exercise price of $0.99 per share. Such securities were issued for service on our board during the quarter ended March 31, 2014. These securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the nine months ended March 31, 2014.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference. A management contract or compensation plan or arrangement is indicated with (*).

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1	The following financial information from the Authentidate Holding Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

May 15, 2014	/s/ O’Connell Benjamin
Date	O’Connell Benjamin
Chief Executive Officer

/s/ William A. Marshall
William A. Marshall
Chief Financial Officer & Treasurer