Form 10-K
period 2014-06-30
AUTHENTIDATE HOLDING CORP
filed 2014-09-29
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2013): $42,100,000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 41,587,374 as of September 18, 2014.

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

General

Authentidate Holding Corp. (Authentidate or the company) and its subsidiaries provide secure web-based software applications and telehealth products and services that enable healthcare organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements Our web-based services are delivered as Software as a Service (SaaS) to our customers interfacing seamlessly with billing, information and document management systems. These solutions incorporate multiple features and security technologies such as business-rules based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient monitoring capabilities. Both web and fax-based communications are integrated into automated, secure and trusted workflow solutions.

Our telehealth solutions provide in-home patient vital signs monitoring systems and services to improve care for patients and reduce the cost of care by delivering results to their healthcare providers via the Internet. Our telehealth solutions combine our Electronic House Call™ or our tablet based patient vital signs monitoring appliances or our Interactive Voice Response patient vital signs monitoring solution with a web-based management and monitoring software module based on our Inscrybe® Healthcare platform. Both solutions enable unattended measurements of patients’ vital signs and related health information and are designed to aid wellness and preventative care and deliver better care to specific patient segments who require regular monitoring of medical and behavioral health conditions. Healthcare providers can easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans securely via the Internet. The service provides a combination of care plan schedule reminders and comprehensive disease management education as well as intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Healthcare providers and health insurers are also expected to benefit by having additional tools to improve patient care and reduce in-person and emergency room patient visits and hospital readmissions.

We operate our business in the United States with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. Our business is engaged in the development and sale of web-based services largely based on our Inscrybe® platform and related capabilities and telehealth services featuring our Electronic House Call, Interactive Voice Response and related products and services. In recent years we have focused our efforts on developing and introducing solutions for use in the healthcare information technology industry.

We believe there are a number of factors that will be favorable for the healthcare information technology industry in the near future. These factors include on-going regulatory reforms in the U.S. focused on controlling costs, automating medical records and processes and expanding the availability of healthcare coverage, and healthcare industry trends to significantly reduce costs, shorten the length of hospital stays, reduce hospital readmissions, shift patient care towards wellness and preventative care programs and automate healthcare records and processes. Because healthcare information technology solutions play an important role in healthcare by improving safety, efficiency and reducing cost, they are often viewed as more strategic than other capital purchases. In addition, government agencies, as well as politicians and policymakers appear to agree that the growing cost of our healthcare system is unsustainable and the intelligent use of information systems will improve health outcomes and, correspondingly, drive down costs. The broad recognition that healthcare information technology is essential to help control healthcare costs and improve quality contributed to the inclusion of healthcare information technology incentives in the American Recovery and Reinvestment Act (ARRA) and accompanying Health Information Technology for Economic and Clinical Health (HITECH) provisions which include more than $35 billion in incentives for healthcare organizations to modernize operations through “meaningful use” of healthcare information technology. Further, as more consumers are provided with insurance coverage, healthcare providers may face increased volumes that could create capacity constraints, and they may find it challenging to profitably provide care at the planned reimbursement rates under the expanded coverage models. Another aspect of the market for healthcare information technology is the shift away from fee-for-service or volume-based reimbursement towards value-based or outcomes-based reimbursement. Payers, including health insurance companies and federal and state governments, are implementing programs to link reimbursement to quality measurements and outcomes, and this alignment creates significant financial motivation for adoption of healthcare information technology products and services. We believe that there are substantial sums of reimbursement funds that are tied to incentive programs such as value based purchasing, 30-day readmission rules and quality reporting requirements. There are also a growing number of third-party studies that document how telehealth can positively impact the way healthcare is delivered. From chronic care to behavioral health and wellness programs, a wide range of patient populations can benefit from telehealth. We believe that telehealth products are helping physicians and patients to accomplish a number of goals, including, shifting visits away from high-cost settings; reducing the cost of managing patients with chronic diseases; reducing unnecessary hospital readmissions; reducing the duration of hospital stays; improving access to care for patients located in remote areas; and improving outcomes. We believe the factors discussed above will create strong incentives for providers to maximize efficiency and create the need for additional investments in healthcare information technology solutions and services. Thus, while the current economic environment has impacted our business, we believe the fundamental value proposition of healthcare information technology remains strong and that the healthcare information technology industry will likely benefit as healthcare providers and governments continue to recognize that these solutions and services contribute to safer, more efficient healthcare.

General Business Developments during Fiscal Year 2014

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

During this period we have also advanced the development of our telehealth service offerings and continued to refine the capabilities of our Electronic House Call, Interactive Voice Response products and services and our mobile telehealth tablet and telehealth software application. In April 2011, we announced that we had been selected as a supplier to the Department of Veterans Affairs (VA) for its Care Coordination Home Telehealth Program and in May 2014 we announced that the VA had exercised its third one-year option to extend the term of our contract, which also includes an additional one-year extension option. During fiscal 2013, we completed the required test-in phase with the VA for our Electronic House Call and Interactive Voice Response solutions and we received approval to begin the national rollout of these solutions to VA facilities throughout the U.S. and its territories. During the latter half of fiscal 2013, the company completed the integration and required testing of the interface between its telehealth solutions and the VA’s CPRS (formerly VistA) Electronic Health Records system, received approval to use the interface in the VA’s national telehealth program and received approval for a number of new Disease Management Protocols (DMPs) for both of our telehealth solutions. During fiscal 2014, the company received approval for additional DMPs for our solutions and worked with the VA to incorporate new security protocols required by the federal government. During the contract period, the company will be committed to provide, subject to purchase orders from the VA, telehealth devices and certain associated software solutions. We believe that the VA telehealth project positions the company for success as this market develops in the commercial sector and provides a significant growth opportunity for the company as we work to support the VA in its efforts to deliver quality care to our veterans. There can be no assurance that the VA will exercise the remaining option period under the agreement nor can the company provide any assurances as to the actual amount of products and solutions, if any, that may ultimately be purchased by VA facilities under the agreement. During the quarter ended March 31, 2013, we also introduced the mobile telehealth tablet and telehealth software application discussed above and continued to enhance these solutions during fiscal 2014.

We intend to continue our efforts to market our web-based services and related products in our target markets. We also intend to focus on identifying additional applications and markets where our technology can address customer needs.

Our current revenues consist principally of transaction fees for web-based hosted software services and revenues from hardware sales, monthly monitoring services and maintenance fees from our telehealth business. For the fiscal year ended June 30, 2014 one customer accounted for approximately 58% of our consolidated revenues. Growth in our business is affected by a number of factors, including general economic and business conditions, and is characterized by long sales cycles. The timing of customer contracts, implementations and ramp-up to full utilization can have a significant impact on results and we believe our results over a longer period of time provide better visibility into our performance.

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

Inscrybe® Healthcare—Inscrybe® Healthcare is a secure web-based workflow automation solution that enables healthcare industry participants to securely exchange and track a variety of documents, certificates, authorizations, and other information over different modes of communication, including electronic and fax delivery. Inscrybe Healthcare incorporates electronic signatures, business- rules based electronic forms, content authentication using AuthentiProof, workflow intelligence for routing and transaction management, and identity credentialing and verification. Inscrybe Healthcare allows users to simplify complex clinical and administrative processes required for patient care, and facilitates order processing, online review and electronic signature of healthcare documentation, while validating the identity of the parties involved. Further, it is designed to comply with Health Insurance Portability and Accountability Act (HIPAA) guidelines. We designed the system in a modular fashion so it is easily configurable to meet customer needs and allows for the migration from current paper-based processes to an efficient paperless automated work environment. It is used to track and manage all kinds of structured and unstructured data and can be interfaced with existing in-house and external systems, including Health Information Exchange infrastructures. Inscrybe Healthcare includes the following workflow automation solutions:

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

Electronic House Call™ and Interactive Voice Response Telehealth Solutions—the in-home Electronic House Call solution integrates an advanced in-home patient vital signs monitoring system with a web-based service based on the Inscrybe® Healthcare platform. The Electronic House Call device is an FDA 510(k) market clearance approved remote patient monitoring device that works with peripheral devices, such as blood pressure monitors, weight scales, thermometers, glucometers, sleep apnea devices and wound care cameras, for unassisted patient vital signs measurement and monitoring. The system allows for manual entry or automatically takes vital signs from peripherals (both wired and wireless devices) and communicates with the practitioner over the Internet for analysis and intervention. Patients can access the information on the monitoring software interface to review their own vital statistics history, as well as to obtain reminders of their scheduled medications, practitioner instructions, and therapy regimen. The system also includes onscreen patient treatment information, disease management education, and intelligent routing to alert on-duty caregivers if any vital statistics fall outside of the range of parameters pre-set by the practitioner. The Interactive Voice Response (IVR) patient vital signs monitoring solution offers patients an alternative to using a dedicated vital signs in-home monitoring device. Using any touch-tone phone, patients can answer their session questions and enter their vital signs test results verbally or by entering their answers on their phone keypad. The IVR solution uses the same peripheral devices as the Electronic House Call solution and answers to session questions and measurements are viewable by caregivers on the same web-based service. The IVR solution is designed for patients who require a flexible, mobile solution for care plan reminders and vital signs monitoring. We also provide a telehealth tablet and a telehealth software application to complement our current products and services. Additionally, physicians and their staff can order supplies and services for patients using the Inscrybe Healthcare feature provided by the system.

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

Sales and Marketing

We sell our web-based services and telehealth products and services through a direct sales effort, reseller arrangements and group purchasing organizations (GPOs). Our resellers and GPOs typically receive a commission based on a percentage of the value of customer agreements we enter into due to their efforts. In cases where our contracts have a term exceeding one year, we generally defer service revenue derived from these contracts and recognize it over the life of the contract. We have also retained professional consultants to support our marketing and sales efforts by providing us with expertise in specific markets. Consultants may receive fixed fees, commissions or equity-based compensation. The markets for healthcare devices and solutions include integrated delivery networks, physician groups and networks, managed and accountable care organizations, hospitals, medical centers, home health agencies, pharmacies, governments and public health organizations.

Supply Relationships

We use AT&T Inc., to provide and maintain a secure hosting center at a facility in New York to host our web-based services. We believe that there are sufficient alternative suppliers of these services. We augment our own staff by using third party consultants and our software and services incorporate products and services which we license from unaffiliated third parties. We also use a contract manufacturer to assemble our Electronic House Call telehealth devices and several suppliers for various component parts and services. We believe that adequate alternative suppliers of these products and services exist on commercially reasonable terms so as to mitigate any adverse impacts caused by the termination of any of our existing relationships.

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

Patents and Trademarks

Presently, we have one issued U.S. patent and one pending patent application. We also have been granted a license to one issued U.S. patent by Authentidate International AG, two issued U.S. patents by our former joint venture partner and their affiliate and one issued U.S. patent by a third party. Some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate”, “Inscrybe”, “InscrybeMD”, “AuthentiProof” and “Inscrybe Office” in the U.S., the trademark “Authentidate” in Canada, Mexico and the European Community, “Inscrybe” in the European Community and Canada, “Authentiproof” in Canada, “Inscrybe Office,” and a number of other trademarks as Madrid Protocol international registrations. We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. There can be no assurance that any patents or registrations will be issued or that any such patents or registrations that do issue will be effective to protect our products and services or trademarks from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

Research and Development

The market for our web-based services and telehealth products is characterized by rapid technological change involving the application of a number of advanced technologies, including those relating to computer hardware and software, communication technologies, mass storage devices, electronic signatures, content authentication and other related technologies. Our ability to be competitive depends upon our ability to anticipate and effectively react to technological changes, changing market conditions and the requirements of our customers. Product development expenses for the fiscal years ended June 30, 2014, 2013 and 2012, were, $1,108,000, $1,085,000 and $928,000, respectively.

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

Employees

At June 30, 2014, we employed 41 full-time employees throughout our operations, including our senior management. None of our employees are represented by a collective bargaining agreement and we believe that our employee relations are satisfactory. In the normal course of business, we also use part-time employees and contract with third parties to provide support for various projects.

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

Health Care Reform

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law. Together, the two measures make the most sweeping and fundamental changes to the U.S. healthcare system since the creation of Medicare and Medicaid. The Health Care Reform laws include a large number of health-related provisions to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. Effective in 2013, there is a 2.3% excise tax on the sale by manufacturers, producers and importers of certain medical devices that are not exempted from such tax.

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

In addition, in accordance with requirements under HIPAA, the U.S. Department of Health and Human Services (“HHS”) is implementing a new version of the standards for HIPAA-covered electronic transactions, including claims, remittance advices, and requests and responses for eligibility. These standards are called ANSI-5010. Additionally, HIPAA requires all entities who are covered by HIPAA to upgrade to the tenth revision of the International Statistical Classification of Diseases and Related Health Problems promulgated by the World Health Organization, also known as ICD-10, for use in reporting medical diagnoses and inpatient procedures by no later than October 1, 2014.

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

ITEM 1A.    RISK FACTORS

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended June 30, 2014, have affected, and in some cases could affect, our actual results of operation and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our financial statements and related notes.

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred net losses of approximately $7,143,000, $11,349,000 and $8,352,000 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively and had an accumulated deficit of approximately $196,382,000 at June 30, 2014. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we may not be profitable in any future period.

Our capital requirements have been significant and we may need to raise additional capital to finance our operations.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements and registered offerings of our securities and on short-term and long-term loans to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software, services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $4,726,000, $5,214,000 and $6,513,000 in cash for operating activities for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Our available cash, cash equivalents and marketable securities as of June 30, 2014 totaled approximately $1,294,000. Our current estimated monthly operational requirements, without giving effect to any special or one time events, is approximately $500,000. We expect our existing resources, revenues generated from operations, net proceeds from our financing transaction in August 2014, and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, no assurances can be given, that we will be able to attain sales levels and support our costs through revenues derived from operations or generate sufficient cash flow to satisfy our other obligations. If our available cash resources and projected revenue levels are not sufficient to sustain our operations, or otherwise meet our cash needs, we will need to raise additional capital to fund operations and to meet our obligations in the future. If necessary to meet our financing and working capital requirements, we would expect to raise additional funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. There can be no assurance, however, that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially, which could have a material adverse effect on our business, financial condition and results of operations. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

•	our need to utilize a significant amount of cash to support research and development activities and to make incremental investments in our organization;

•	our ability to achieve targeted gross profit margins and cost management objectives;

•	our ability to reach break-even or profitability;

•	the success of our sales and marketing efforts;

•	the extent and terms of any development, marketing or other arrangement; and

•	changes in economic, regulatory or competitive conditions, including the continuing economic weakness and federal budgetary uncertainty.

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

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law. Together, the two measures make the most sweeping and fundamental changes to the U.S. healthcare system since the creation of Medicare and Medicaid. The Health Care Reform laws include a large number of health-related provisions to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. In 2013, a 2.3% excise tax on the sale by manufacturers, producers and importers of certain medical devices that are not exempted from such tax was imposed under these health care reform laws. Further, as administrative rules implementing healthcare reform under the legislation are not yet finalized or have been modified, the impact of the healthcare reform legislation on our business is unknown, and there can be no assurances that healthcare reform legislation will not adversely impact either our operational results or the manner in which we operate our business. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our solutions and services.

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

Moreover, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated new rules applicable to public companies concerning the use of certain minerals and metals, known as conflict minerals, in their products. The rules require us to undertake measures to understand the origin and, as need be, source of any conflict minerals within our supply chain and commencing in May 2014, to disclose, among other things, those measures and whether or not any such conflict minerals in our products originated from the Democratic Republic of the Congo and adjoining countries. We expect that we will incur additional costs in complying with this rule, including for diligence measures undertaken to understand the origin and, as need be, source of conflict minerals used in our products, in addition to the potential cost of implementing changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products by reducing the supply of “conflict free” components and parts. We cannot be sure that we will be able to obtain the necessary information on conflict minerals from our suppliers in any future periods, or that we will be able to determine that all of our products are conflict free. As a result, we may face reputational challenges with our customers, stockholders and other stakeholders if we determine that our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.

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

Presently, we have one issued U.S. patent and one pending patent application. We also have been granted a license to one issued U.S. patent by Authentidate International AG, two issued U.S. patents by our former joint venture partner and their affiliate and one issued U.S. patent by a third party. Some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate”, “Inscrybe”, “InscrybeMD”, “AuthentiProof” and “Inscrybe Office” in the U.S., the trademark “Authentidate” in Canada, “Authentiproof” in Canada, Mexico and the European Community, “Inscrybe” in the European Community and Canada, “Inscrybe Office,” and a number of other trademarks as Madrid Protocol international registrations. We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services. Other companies operating within our business segments may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how, much of which is maintained as trade secrets and there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce our rights under any patent.

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

Because we currently derive a majority of our revenues from a few telehealth products and services, hosted software and web-based service offerings, any decline in demand for these offerings could severely harm our ability to generate revenues.

We currently derive a majority of our revenues from a limited number of telehealth products and services, hosted software and web-based service offerings. In addition, our focus on building our business is concentrated on markets for telehealth solutions, hosted software and web-based services where content integrity, workflow automation, electronic signatures, time and date stamping and web-based services are important to customers. As a result, we are particularly vulnerable to fluctuations in demand for these offerings, whether as a result of competition, product obsolescence, technological change, customer spending, or other factors. If our revenues derived from our offerings were to decline significantly, our business and operating results would be adversely affected. As a result, if our relationships with significant customers were disrupted we could lose a significant percentage of our anticipated revenues which could have material adverse effect on our business.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in purchases by, one or more of these customers could adversely affect our operating results.

We receive a significant amount of our revenues from a limited number of customers. For instance, during our fiscal year ended June 30, 2014, approximately 58% of our total consolidated revenues were from sales to one customer. Most of our customer orders for our telehealth business, including any business we may derive from our agreement with the U.S. Department of Veterans Affairs, are expected to be made on a purchase order basis, which does not generally require any long-term commitments nor any minimum purchase requirements. Therefore, these customers may alter their past purchasing behavior with little or no notice to us for various reasons. If our customers alter their past (or expected) purchasing behavior, or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.

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

We have experienced periodic system interruptions in the past, and we cannot guarantee that they will not occur again. In the event of a catastrophic event at our data center or any third party facility we use, we may experience an extended period of system unavailability, which could negatively impact our business. Further, any compromise of our electronic systems, including the unauthorized access, use or disclosure of sensitive information, the disruption or breach of our networks or security measures, the loss of stored data, could have a material adverse impact on our business, expose us to reputational damage, result in legal claims and cause us to incur material liabilities. Such events would also be likely to require us to incur significant costs to improve cyber security, including through organizational changes, deploying additional personnel and protection technologies, further training of employees, and engaging third party experts and consultants. In addition, any real or perceived compromise of our security or disclosure of sensitive information may result in lost revenues by, deterring clients from using or purchasing our products and services in the future or by clients electing to use competing suppliers. Although we maintain insurance for our business, we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur or that this coverage will continue to be available on acceptable terms or in sufficient amounts.

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

In addition, in accordance with requirements under HIPAA, the U.S. Department of Health and Human Services (“HHS”) is implementing a new version of the standards for HIPAA-covered electronic transactions, including claims, remittance advices, and requests and responses for eligibility. These standards are called ANSI-5010. Additionally, HIPAA requires all entities who are covered by HIPAA to upgrade to the tenth revision of the International Statistical Classification of Diseases and Related Health Problems promulgated by the World Health Organization, also known as ICD-10, for use in reporting medical diagnoses and inpatient procedures by no later than October 1, 2014.

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

If our manufacturer and suppliers for our telehealth products fail to comply with the FDA’s Quality System Regulation, or QSR, and other applicable post market requirements, our operations could be disrupted, our product sales and profitability could suffer, and we may be subject to a wide variety of FDA enforcement actions.

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

At June 30, 2014, we had net operating loss, or NOL, carry forwards for federal income tax purposes of approximately $156,000,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code, following an “ownership change,” special limitations apply to the use by a “loss corporation” of its (i) NOL carry forwards arising before the ownership change and (ii) net unrealized built-in losses (if such losses existed immediately before the ownership change and exceed a statutory threshold amount) recognized during the five years following the ownership change ((i) and (ii) are referred to collectively as the “Applicable Tax Attributes”). After an ownership change, the amount of the loss corporation’s taxable income for each post-change taxable year that may be offset by the Applicable Tax Attributes is limited to the product of the “long-term tax-exempt rate” (published by the IRS for the month of the ownership change) multiplied by the value of the loss corporation’s stock (the “Section 382 Limitation”). To the extent that the loss corporation’s Section 382 Limitation in a given taxable year exceeds its taxable income for the year, that excess increases the Section 382 Limitation in future taxable years.

Risks Related to Our Common Stock and Other Securities

Our stock price is volatile and could decline.

The price of our common stock has been, and is likely to continue to be, volatile. Our stock price during the fiscal year ended June 30, 2014 traded as low as $0.61 per share and as high as $1.88 per share. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

On June 19, 2014, we received a staff deficiency letter from The NASDAQ Stock Market notifying us that for the prior 30 consecutive business days, the closing bid price per share of our common stock was below the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, as required by Listing Rule 5550(a)(2) (the “Bid Price Rule”). As a result, we were notified that we were not in compliance with the Bid Price Rule and were provided with 180 calendar days, or until December 16, 2014, to regain compliance with the Bid Price Rule. This notification has no immediate effect on our listing on The NASDAQ Capital Market or on the trading of our common stock.

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

There can be no assurance that we will be able to regain compliance with the minimum bid price rule by December 16, 2014 or that we will be able to maintain continued compliance with the other listing requirements of The NASDAQ Capital Market. It is also possible that we could fail to satisfy another NASDAQ requirement for continued listing of our stock and we may receive additional future non-compliance notices from NASDAQ, and proceedings to delist our stock could be commenced. If our common stock were to be delisted from The NASDAQ Capital Market, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board. Such trading will reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock and the price of our common stock could suffer a significant decline. Delisting may also impair our ability to raise capital. If our common stock is delisted from The NASDAQ Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

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

The average daily trading volume in our common stock for the year ended June 30, 2014 was approximately 125,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

During the years ended June 30, 2014 and 2013, we completed a number of transactions that have resulted in our issuance of a substantial number of shares of common stock and securities convertible into, or exercisable for, additional shares of common stock. The issuance of these securities has resulted in substantial dilution to stockholders who held our common stock prior to such transactions and will result in additional dilution in the future if shares of convertible preferred stock are converted into common stock and common stock purchase warrants are exercised. The conversion of preferred shares and the exercise of warrants could also adversely affect the market price of our common stock if the holders of these securities immediately sell some or all of the shares of common stock issued upon conversion or exercise or there is a perception in the market that the holders of a large number of shares intend to sell their shares.

On August 28, 2014, we entered into securities purchase agreements with certain institutional and/or accredited investors, including certain affiliated persons, pursuant to which we sold an aggregate of 3,041,454 shares of common stock and warrants to purchase up to an aggregate of 1,003,678 shares of common stock in a registered direct offering. The purchase price for a unit consisting of one share of common stock and a warrant to purchase 0.33 shares of common stock was $0.71, except that such purchase price per unit was $0.75125 for those investors that are our officers or directors. The warrants are exercisable for a period of 54 months commencing on the six month anniversary of the date on which they are issued and have an initial exercise price of $0.8875 per share. The net proceeds to us from this transaction, after deducting estimated offering expenses, are approximately $2.13 million.

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

Our executive officers, directors and significant stockholders will be able to influence matters requiring stockholder approval

As of the date of this report, our executive officers, directors and largest shareholder (Lazarus Investment Partners, LLLP) possess beneficial ownership (without, however, giving effect to any limitations on the ability of such persons to convert shares of Series D preferred stock or exercise warrants) of approximately 43.9% of our common stock and within this amount, Lazarus Investment Partners beneficially owns approximately 29.2% of our outstanding common stock. Due to such ownership position, these persons have increased influence over the outcome of future stockholder votes, including the election of directors and other significant business matters that require stockholder approval, and their interests may differ from the interests of other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other business combinations or purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock. In addition, the sale of these shares of common stock may adversely affect the market price of our common stock and our stock price may decline substantially.

The exercise of our outstanding options and warrants, or conversion of our outstanding shares of convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of June 30, 2014, the following options, restricted stock units and warrants were outstanding:

•

Stock options to purchase 3,361,000 shares of common stock at exercise prices ranging from $0.66 to $14.30 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $3.13 per share. These stock options are employee and non-executive director options.

•	Warrants to purchase 26,807,000 shares of common stock with a weighted average exercise price of $1.26 per share.

•	An aggregate of 910,000 unvested restricted stock units.

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

Our common stock currently trades on The NASDAQ Capital Market under the symbol “ADAT.” After giving effect to our reverse stock split, the following is the range of high and low sales prices for our common stock on The NASDAQ Capital Market for the periods indicated below:

	High	Low
Fiscal Year 2014
1st Quarter	$0.97	$0.82
2nd Quarter	$1.88	$0.88
3rd Quarter	$1.59	$0.97
4th Quarter	$1.14	$0.61

Fiscal Year 2013
1st Quarter	$1.64	$1.16
2nd Quarter	$1.40	$0.55
3rd Quarter	$1.12	$0.53
4th Quarter	$1.50	$0.87

As of September 18, 2014 there were approximately 400 holders of record of our common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our common stock are held by depositories, brokers or other nominees. We believe that there are approximately 3,500 holders of our common stock.

On July 19, 2014, we received a staff deficiency letter from The Nasdaq Stock Market notifying us that for the past 30 consecutive business days, the closing bid price per share of our common stock was below the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). As a result, we were notified by Nasdaq that we are not in compliance with the Bid Price Rule. Nasdaq has provided us with 180 calendar days, or until December 16, 2014, to regain compliance with the Bid Price Rule. This notification has no immediate effect on our listing on the Nasdaq Capital Market or on the trading of our common stock. To regain compliance with the Bid Price Rule, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180 day grace period. If our common stock does not regain compliance with the Bid Price Rule during this grace period, we will be eligible for an additional grace period of 180 calendar days provided that we satisfy Nasdaq’s continued listing requirement for market value of publicly held shares and all other initial listing standards for listing on The Nasdaq Capital Market, other than the minimum bid price requirement, and provide written notice to Nasdaq of our intention to cure the deficiency during the second grace period. If we do not regain compliance during the initial grace period and are not eligible for an additional grace period, Nasdaq will provide written notice that our common stock is subject to delisting from The Nasdaq Capital Market. In that event, we may appeal such determination to a hearings panel. There can be no guarantee that we will be able to regain compliance with the Bid Price Rule.

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

Sales of Unregistered Securities

Except as previously reported and as described elsewhere in this Annual Report on Form 10-K, we did not sell unregistered securities during the quarter ended June 30, 2014.

For the quarter ended June 30, 2014, we issued options to purchase an aggregate of 109,419 shares of common stock to our non-executive directors that elected to receive options and in July 2014, we issued an aggregate of 35,417 restricted shares of our common stock to our non-executive directors who served on our board during the fiscal quarter that elected to receive shares of common stock in lieu of the cash fees earned for their service as members of our board of directors pursuant to our 2011 Omnibus Equity Incentive Plan. The options are exercisable for a period of ten years at an exercise price of $0.66 per share. Such securities were issued for service on our board during the quarter ended June 30, 2014. These securities were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

As of June 30, 2014, the company issued an aggregate of 151,869 shares of common stock in lieu of the cash payment of accrued dividends of $164,884 on its outstanding shares of Series D convertible preferred stock, in accordance with the applicable terms of the Series D convertible preferred stock. Certain officers, directors and significant stockholders of the company own shares of Series D convertible preferred stock and received shares of common stock, as follows: an entity affiliated with one of our directors, J. David Luce, and his spouse, were issued a total of 60,518 shares; an entity affiliated with Mr. Luce’s sibling received 3,997 shares; Todd A. Borus, a director, was issued 571 shares; O’ Connell Benjamin, our chief executive officer, was issued 6,281 shares; William A. Marshall, our chief financial officer was issued 2,284 shares; and Lazarus Investment Partners, which owns in excess of 20% of our common stock, was issued 45,674 shares. The foregoing shares of common stock were issued pursuant to Section 4(a)(2) of the Securities Act of 1993, as amended.

Repurchase of Equity Securities

There were no stock repurchases during the year ended June 30, 2014

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

Comparison of Cumulative Total Return—June 30, 2009 to June 30, 2014

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

Listed below is the value of a $10,000 investment at each of the fiscal year ends presented:

Cumulative Total Shareholder Return at June 30,

	2009	2010	2011	2012	2013	2014
ADAT	$10,000	$5,250	$10,000	$5,417	$3,625	$2,750
Nasdaq Composite Index	$10,000	$11,494	$15,114	$15,994	$18,546	$24,022
Nasdaq Computer Index	$10,000	$11,961	$15,685	$17,767	$18,164	$25,261

(1)	Assumes $10,000 was invested at June 30, 2009 in Authentidate and each Index presented.
(2)	The comparison indices were chosen in good faith by management. Most of our peers are divisions of large multi-national companies, therefore a comparison may not be meaningful.

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

	Year Ended June 30,
(in thousands, except per share amounts)	2014	2013	2012	2011	2010
Statement of Operations Data:
Continuing operations
Revenues	$5,556	$4,827	$3,188	$2,936	$2,427
Operating expenses	12,673	12,198	10,895	10,087	11,304
Loss	(7,143)	(11,349)	(8,352)	(6,786)	(9,047)
Basic and diluted loss per common share	(0.26)	(0.45)	(0.35)	(0.32)	(0.50)
Net loss	(7,143)	(11,349)	(8,352)	(12,555)	(9,005)

Other Financial Data:
Continuing operations:
Net cash used by operating activities	$(4,726)	$(5,214)	$(6,513)	$(6,465)	$(8,109)
Net cash (used) provided in investing activities (1)	370	(471)	(1,277)	1,680	(156)
Net cash provided by financing activities	1,935	7,154	7,612	4,557	3,509
Net increase (decrease) in cash, cash equivalents and marketable securities	(2,421)	1,469	(178)	1,069	(4,756)
Net cash provided (used) by discontinued operations	—	—	—	1,260	(296)

Balance Sheet Data:
Current assets	$5,254	$9,184	$8,449	$8,229	$8,080
Current liabilities	2,884	4,333	3,647	3,290	5,526
Working capital	2,370	4,851	4,802	4,939	2,554
Total assets	8,228	13,193	12,861	10,835	20,544
Total long term liabilities	126	184	3,147	140	140
Redeemable preferred stock	—	—	3,254	2,931	—
Shareholders’ equity	5,218	8,676	2,813	4,474	14,878

(1)	Excludes purchases and sales of marketable securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Authentidate Holding Corp. (Authentidate or the company) and its subsidiaries provide secure web-based software applications and telehealth products and services that enable healthcare organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. Our web-based services are delivered as Software as a Service (SaaS) to our customers interfacing seamlessly with billing and document management systems. These solutions incorporate multiple features and security technologies such as business- rules based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient monitoring capabilities. Both web and fax-based communications are integrated into automated, secure and trusted workflow solutions.

Our telehealth solutions provide in-home patient vital signs monitoring systems and services to improve care for patients and reduce the cost of care by delivering results to their healthcare providers via the Internet. Our telehealth solutions combine our Electronic House Call™ or our tablet based patient vital signs monitoring appliances or our Interactive Voice Response patient vital signs monitoring solution with a web-based management and monitoring software module based on our Inscrybe® Healthcare platform. Both solutions enable unattended measurements of patients’ vital signs and related health information and are designed to aid wellness and preventative care, and deliver better care to specific patient segments that require regular monitoring of medical and behavioral health conditions. Healthcare providers can easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans securely via the Internet. This service provides a combination of care plan schedule reminders and comprehensive disease management education as well as intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Healthcare providers and health insurers are also expected to benefit by having additional tools to improve patient care and reduce in-person and emergency room patient visits and hospital readmissions.

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

We believe there are a number of factors that will be favorable for the healthcare information technology industry in the near future. These factors include on-going regulatory reforms in the U.S. focused on controlling costs, automating medical records and processes and expanding the availability of healthcare coverage, and healthcare industry trends to significantly reduce costs, shorten the length of hospital stays, reduce hospital readmissions, shift patient care towards wellness and preventative care programs and automate healthcare records and processes. Because healthcare information technology solutions play an important role in healthcare by improving safety, efficiency and reducing cost, they are often viewed as more strategic than other capital purchases. In addition, government agencies, as well as politicians and policymakers appear to agree that the growing cost of our healthcare system is unsustainable and the intelligent use of information systems will improve health outcomes and, correspondingly, drive down costs. The broad recognition that healthcare information technology is essential to help control healthcare costs and improve quality contributed to the inclusion of healthcare information technology incentives in the American Recovery and Reinvestment Act (ARRA) and accompanying Health Information Technology for Economic and Clinical Health (HITECH) provisions which include more than $35 billion in incentives for healthcare organizations to modernize operations through “meaningful use” of healthcare information technology. Further, as more consumers are provided with insurance coverage, healthcare providers may face increased volumes that could create capacity constraints, and they may find it challenging to profitably provide care at the planned reimbursement rates under the expanded coverage models. Another aspect of the market for healthcare information technology is the shift away from fee-for-service or volume-based reimbursement towards value-based or outcomes-based reimbursement. Payers, including health insurance companies and federal and state governments, are implementing programs to link reimbursement to quality measurements and outcomes, and this alignment creates significant financial motivation for adoption of healthcare information technology products and services. We believe that there are substantial sums of reimbursement funds that are tied to incentive programs such as value based purchasing, 30-day readmission rules and quality reporting requirements. There are also a growing number of third-party studies that document how telehealth can positively impact the way healthcare is delivered. From chronic care to behavioral health and wellness programs, a wide range of patient populations can benefit from telehealth. We believe that telehealth products are helping physicians and patients to accomplish a number of goals, including, shifting visits away from high-cost settings; reducing the cost of managing patients; reducing unnecessary hospital readmissions; reducing the duration of hospital stays; improving access to care for patients located in remote areas; and improving outcomes. We believe the factors discussed above will create strong incentives for providers to maximize efficiency and create the need for additional investments in healthcare information technology solutions and services. Thus, while the current economic environment has impacted our business, we believe the fundamental value proposition of healthcare information technology remains strong and that the healthcare information technology industry will likely benefit as healthcare providers and governments continue to recognize that these solutions and services contribute to safer, more efficient healthcare.

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

During fiscal 2014 we have continued to take steps to refine our core product and service offerings, significantly expand our addressable markets, manage operating costs and position the company for long-term growth. We are focused on refining and marketing our Inscrybe® Healthcare Referral Management and Hospital Discharge solutions and our telehealth products and services. As discussed above, we believe our business will benefit as federal government healthcare reforms are implemented and healthcare industry trends in the U.S. healthcare industry to significantly reduce costs, shorten the length of hospital stays, reduce hospital readmissions, shift patient care towards wellness and preventative care programs and automate healthcare records and processes take hold. Although we have taken steps to focus our business in these areas, our progress will be impacted by the timing of customer contracts and implementations and the market acceptance of our products and services.

During this period we have also advanced the development of our telehealth service offerings and continued to refine the capabilities of our Electronic House Call, Interactive Voice Response products and services and our mobile telehealth tablet and telehealth software application. In April 2011, we announced that we had been selected as a supplier to the Department of Veterans Affairs (VA) for its Care Coordination Home Telehealth Program and in May 2014 we announced that the VA had exercised its third one-year option to extend the term of our contract, which also includes an additional one-year extension option. During fiscal 2013, we completed the required test-in phase with the VA for our Electronic House Call and Interactive Voice Response solutions and we received approval to begin the national rollout of these solutions to VA facilities throughout the U.S. and its territories. During the latter half of fiscal 2013, the company completed the integration and required testing of the interface between its telehealth solutions and the VA’s CPRS (formerly VistA) Electronic Health Records system, received approval to use the interface in the VA’s national telehealth program and received approval for a number of new Disease Management Protocols (DMPs) for both of our telehealth solutions. During fiscal 2014, the company received approval for additional DMPs for our solutions and worked with the VA to incorporate new security protocols required by the federal government. During the contract period, the company will be committed to provide, subject to purchase orders from the VA, telehealth devices and certain associated software solutions. We believe that the VA telehealth project positions the company for success as this market develops in the commercial sector and provides a significant growth opportunity for the company as we work to support the

VA in its efforts to deliver quality care to our veterans. There can be no assurance that the VA will exercise the remaining option period under the agreement nor can the company provide any assurances as to the actual amount of products and solutions, if any, that may ultimately be purchased by VA facilities under the agreement. During the quarter ended March 31, 2013, we also introduced a mobile telehealth tablet and telehealth software application and continued to enhance these solutions during fiscal 2014.

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

The company computed the estimated fair values of all option based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The company based its estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on the company’s historical stock volatility. The assumptions used in the company’s Black-Scholes calculations for fiscal 2014, 2013 and 2012 are as follows:

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

Concentrations of Credit Risk

Financial instruments which subject us to concentrations of credit risk consist of cash and cash equivalents, marketable securities and trade accounts receivable. To reduce credit risk, we place our cash, cash equivalents and investments with high credit quality financial institutions and typically invest in AA or better rated investments. We monitor our credit customers and we establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

Results of Operations

Fiscal Year 2014 Compared to Fiscal Year 2013

Revenues were $5,556,000 for the year ended June 30, 2014 compared to $4,827,000 for the prior year period. These results reflect an increase in revenues from our telehealth products and services which offset lower revenues from our hosted software services due primarily to lower transaction volumes.

Cost of revenues increased to $3,759,000 for the year ended June 30, 2014 compared to $3,454,000 for the same period in the prior year, due primarily to the higher telehealth revenues which offset lower data center maintenance expenses.

Selling general and administrative (SG&A) expenses increased to $7,040,000 for the year ended June 30, 2014 compared to $6,816,000 for the prior year period. The increase is due primarily to higher stock compensation, selling and consulting expenses which were offset in part by lower legal and investor relation expenses and state payroll tax credits.

Product development expenses were $1,108,000 for the year ended June 30, 2014 compared to $1,085,000 for the prior year period. The increase is due primarily to higher personnel expenses.

Depreciation and amortization expense was $766,000 for the year ended June 30, 2014 compared to $843,000 for the prior year period. This change is due primarily to lower expenses for amortization of capitalized software offset in part by the amortization of acquired licenses.

Other expense was $26,000 for the year ended June 30, 2014 compared to $3,978,000 for the prior year period. Other expense consists primarily of the non-cash amortization of the debt discount on the company’s senior secured notes payable. The decrease in other expense for the current period reflects the early extinguishment of debt in June 2013 and a gain of approximately $101,000 on the sale of certain non-core assets in fiscal 2014. In fiscal 2013, other expense also includes a non-cash loss of approximately $1,060,000 on the early extinguishment of certain senior secured notes in exchange for Series D preferred stock and warrants to purchase shares of common stock. The amount of the loss is equal to the remaining unamortized debt discount and deferred financing costs related to such notes as of the extinguishment date.

Net loss for the year ended June 30, 2014 was $7,143,000, or $0.26 per share, compared to $11,349,000, or $0.45 per share, for the prior year period. The decrease in net loss for the year is due primarily to the decrease in non-cash debt discount amortization and the other factors discussed above.

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

Liquidity and Capital Resources

Overview

Our operations and product development activities have required substantial capital investment to date. Our primary sources of funds have been the issuance of equity and the incurrence of third party debt. In February 2004, we completed a private placement of common stock from which we received net proceeds of approximately $69,100,000. Subsequent to this transaction, we have completed a number of financing transactions to increase our cash position and monetize non-core assets. Excluding the transactions discussed in more detail below, since 2004 we received net proceeds of approximately $11,590,000 from equity transactions and $3,650,000 from the sale of non-core assets. As described in greater detail in Notes 8 and 19 of Notes to Consolidated Financial Statements, in March 2012 the company sold $4,050,000 of senior secured promissory notes and 3,022,388 warrants to purchase shares of our common stock to accredited investors including several directors, officers and significant stockholders of the company from which we received net proceeds of approximately $4,000,000, in September 2012 the company sold $3,300,000 of senior secured promissory notes and 2,558,139 warrants to purchase shares of our common stock to accredited investors, including several directors and officers and significant stockholders of the company from which we received net proceeds of approximately $3,260,000, in June 2013, we completed the sale of 665,000 shares of Series D convertible preferred stock and 6,650,000 warrants in exchange for the cancellation of $6,500,000 of senior secured notes and $150,000 in cash and we completed a $4,450,000 underwritten public offering of 4,683,685 units (including the full exercise by the underwriter of the over-allotment option), each consisting of one share of common stock and one warrant to purchase one share of common stock, from which we received net proceeds of approximately $3,964,000 and in November 2013, we completed a private placement transaction of 2,347,625 shares of common stock and warrants to purchase 774,716 shares of common stock. We received net proceeds of approximately $2,400,000 from this transaction. As discussed more fully in Note 4 of Notes to Consolidated Financial Statements, in February 2014 we sold certain non-core assets for net proceeds of approximately $851,000. In addition, as described in greater detail in Note 25 of Notes to Consolidated Financial Statements, in August 2014 we entered into securities purchase agreements with certain institutional and/or accredited investors, including certain affiliated persons, pursuant to which we sold an aggregate of 3,041,454 shares of common stock and warrants to purchase up to an aggregate of 1,003,678 shares of common stock and pursuant to which we received net proceeds of approximately $2.13 million. We are using the proceeds from these transactions for working capital and general corporate purposes, including supporting the rollout of our telehealth products and services.

For the year ended June 30, 2014, expenditures for data center equipment and other assets totaled approximately $319,000 and expenditures for software licenses and other intangible assets totaled approximately $162,000. We have developed and intend to continue to develop new applications to grow our business and address new markets.

In August 2012, we filed with the SEC a registration statement on Form S-3 and a pre-effective amendment to such registration statement under the Securities Act in December 2012. The shelf registration, was declared effective by the SEC on December 2012 and allows us to sell, from time to time in one or more public offerings, shares of our common stock, shares of our preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of such securities, for proceeds in the aggregate amount of up to $40 million, subject to SEC limitations. Following our recent offering in August 2014, there is approximately $29 million available under this registration statement for future transactions, subject to SEC limitations. The terms of any such future offerings, if any, and the type of equity or debt securities would be established at the time of the offering. This disclosure shall not constitute an offer to sell or a solicitation of an offer to buy the securities, nor shall there be any sale of these securities in any jurisdiction in which an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Any offer of the securities will be solely by means of the prospectus included in the registration statement and one or more prospectus supplements that will be issued at the time of the offering.

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

Cash Flows

At June 30, 2014, cash, cash equivalents and marketable securities amounted to approximately $1,294,000 and total assets at that date were $8,228,000. Since June 30, 2013 cash, cash equivalents and marketable securities decreased by approximately $2,421,000 reflecting the issuance of company securities offset by cash used principally to fund operating losses, product development activities, changes in working capital, capital expenditures and debt repayments during the year ended June 30, 2014. Cash used for the period includes investments in data center and related infrastructure equipment; investments in inventory, manufacturing, licenses and other assets; the prepayment of certain insurance premiums and maintenance contracts and the repayment of $850,000 of debt representing all of the outstanding senior secured notes. We expect to continue to use cash to fund operating losses, changes in working capital, product development activities and capital expenditures for the foreseeable future.

Net cash used by operating activities for the year ended June 30, 2014 was approximately $4,726,000 compared to $5,214,000 for the prior year period reflecting less cash used for inventory and prepaid expenses for the current period.

Net cash provided by investing activities, excluding purchases and sales of marketable securities, was $370,000 for the year ended June 30, 2014 compared to net cash used of $471,000 for the prior year period. This change primarily reflects the sale of certain non-core assets during the current period.

Net cash provided by financing activities for the year ended June 30, 2014 was approximately $1,935,000 compared to $7,154,000 for the prior year period. The amount for the current period reflects the net proceeds from the November 2013 private placement transaction less the repayment of senior secured notes and the payment of preferred stock dividends. The amount for prior year reflects the net proceeds from the secured note and public offering transactions in fiscal 2013 less the payment of preferred stock dividends.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits, product development activities, business acquisitions, capital expenditures and telehealth activities. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings. Based on our business plan, we expect our existing resources, revenues generated from operations, net proceeds from our financing transaction in August 2014, and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, no assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations or generate sufficient cash flow to satisfy our other obligations. If our available cash resources and projected revenue levels are not sufficient to sustain our operations, or otherwise meet our cash needs, we will need to raise additional capital to fund operations and to meet our obligations in the future. If necessary to meet our financing and working capital requirements, we would expect to raise additional funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. In addition, there can be no assurance that the company will be successful in raising additional capital, or securing financing when needed or on terms satisfactory to the company. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition.

Our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	our relationships with suppliers and customers;

•	the market acceptance of our products and services;

•	the levels of promotion and advertising that will be required to launch our new offerings and achieve and maintain a competitive position in the marketplace;

•	price discounts on our products and services to our customers;

•	our pursuit of strategic transactions;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the level of accounts receivable and inventories that we maintain;

•	capital improvements to new and existing facilities;

•	technological advances;

•	our decision to redeem our outstanding shares of preferred stock; and

•	our competitors’ response to our offerings.

Financing Activities

Except as discussed above, we have not engaged in any external financing activities in fiscal 2014 and 2013.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 250,000 shares of our common stock at a conversion rate of $2.80. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of June 30, 2014, no shares of the Series B preferred stock have been redeemed.

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

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of June 30, 2014 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$1,323	$512	$811	$—	$—

Effective as of January 15, 2014, we entered into agreements with each of our chief executive officer and chief financial officer in order to continue the compensation modification program implemented in February 2010. Pursuant to these agreements, both officers agreed to continue the reduction in their base salary to 70% of their original base salary commencing January 16, 2014 and continuing until the earlier of (i) such time as the company achieves “cash flow breakeven” or (ii) January 15, 2015. Pursuant to these continuation agreements, the term “cash flow breakeven” is defined to mean that the company has achieved positive cash flow from operations for two consecutive fiscal quarters determined by reference to the revenues and other amounts received by the company from its operations. The term “cash flow from operations”, however, shall not include (a) amounts received from the sale, lease or disposition of (i) fixed or capital assets, except for amounts received in the ordinary course of business; or (ii) any subsidiary company; (b) capital expenditures; (c) interest income and expense; and (d) other non-operating items as determined in accordance with generally accepted accounting principles in the United States as consistently applied during the periods involved. In consideration for these agreements, we granted these officers restricted stock units under our 2011 Omnibus Equity Incentive Plan based on 30% of their base salary for the period commencing January 16, 2014 through January 15, 2015. The number of restricted stock units granted was determined by dividing the total amount of base salary that is reduced pursuant to the new modification agreements by the closing price of our common stock on the date of grant. In connection with the program we granted our chief executive officer 66,412 restricted stock units and our chief financial officer 59,542 restricted stock units. The options and restricted stock units granted in connection with the compensation modification program for prior years shall only vest upon either the date determined that the company achieves cash flow breakeven, as defined above, or in the event of a termination of employment either without “cause” or for “good reason”, as such terms were defined in the employment agreements we previously entered with each such officer.

Further, in connection with the continuation of the above-referenced compensation modification program, other employees of the company were granted restricted stock units under the company’s 2011 Omnibus Equity Incentive Plan in consideration for the continued salary reduction. Under this program, the company reduced the salaries of non-executive employees earning $110,000 per annum or less by 10% and reduced the salaries of its other non-executive employees in the program by 30% and in consideration for such modification, awarded these employees restricted stock units for the additional reduction in base salary for the period commencing January 16, 2014 through January 15, 2015. Accordingly, we granted our non-executive employees a total of up to 407,512 restricted stock units. The restricted stock units granted to our non-executive employees have the same material terms and conditions as the units granted to our executive officers. Under this program, employees’ base salary will revert to its prior level as described above, or if otherwise specified by the board of directors to be earlier. The options and restricted stock units granted in connection with this program for prior years will vest on the date that the company achieves cash flow breakeven, as defined above.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2014, we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us.

Present Accounting Standards Not Yet Adopted

In July 2013 the FASB issued ASU No. 2013—11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists (a consensus of FASB Emerging Issues Task Force), which finalizes Proposed ASU No. EITF-13C, and provides explicit guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. In particular, ASU No. 2013-11 provides that an entity’s unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. As to the foregoing exception, ASU No. 2013-11 explains that the determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statue of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. ASU No. 2013-11 applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists at the reporting date. Retrospective application is also permitted. Further, ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 201 and adoption will not have any impact on the company’s results of operations or financial position.

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which finalizes Proposed ASU Nos. 1820-100, 2011-230, and 2011-250, and is expected, among other things, to remove inconsistencies and weaknesses in revenue requirements and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In particular, the amendments in this ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, as well as some cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Notably, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement in this ASU. For public entities, the amendments in this ASU are effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2016, and early application is prohibited. Additionally, an entity should apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects this transition method, then it should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes. We are currently evaluating the impact of this standard on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718)—Accounting for Share—Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force), which finalizes Proposed ASU No. EITF-13D of the same name, and seeks to resolve the diversity in practice that exists when accounting for share-based payments. In particular, ASU No. 2014-12 requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation—Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards, and, thus, the performance target should not be reflected in estimating the grant-date fair value of the award. Additionally, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered; if the performance target becomes probable of being achieved before the end of the requisite service period, then the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. Finally, the total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest, and should be adjusted to reflect those awards that ultimately vest. ASU No. 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with earlier adoption permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date, or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, then the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date, and an entity may use hindsight in measuring and recognizing the compensation cost. We are currently evaluating the impact of this standard on our consolidated financial statements.

In August 2014 the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40)—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which finalizes Proposed ASU No. 2013-300, and provides guidance regarding management’s responsibility to (1) evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern, and (2) provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting, which is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance concerning management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce the diversity in practice that exists with respect to the timing and content of footnote disclosures, and requires management to assess an organization’s ability to continue as a going concern by incorporating and expanding upon certain principles that currently exist in U.S. auditing standards. Specifically, these amendments provide a definition of the term “substantial doubt”, and add new Subtopic 205-40, Presentation of Financial Statements—Going Concern, which (1) requires an evaluation every reporting period, including interim periods, (2) sets forth principles for considering the mitigating effect of management’s plans, (3) mandates certain disclosures when substantial doubt is alleviated as a result of the consideration of management’s plans, (4) mandates an express statement, and other disclosures, when substantial doubt is not alleviated, and (5) requires an assessment for a period of one year after the date that the financial statements are issued, or are available to be issued. ASU No. 2014-15 applies to all entities, and is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early application permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have approximately $210,000 invested in short-term investments as of June 30, 2014. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At June 30, 2014, our unrestricted cash and marketable securities, totaled approximately $1,294,000, of which approximately $210,000 was invested in money market investments. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses.

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

Management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of June 30, 2014.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The information set for the under the caption “Sales of Unregistered Securities” in Item 5 of Part II of this Annual Report on Form 10-K regarding issuances of equity securities is incorporated herein by reference.

As of September 16, 2014, the company granted 150,000 common stock purchase warrants to a consultant in consideration of its provision of investor relations consulting services, which warrants are subject to performance-based vesting targets. Subject to the vesting conditions, the warrants are exercisable beginning six months following the grant date at a price of $0.844 per share, expire two years from the grant date and contain “piggy-back” registration rights. The foregoing warrants were issued pursuant to the exemption from registration provided by Section 4(a) (2) of the Securities Act of 1993, as amended.

Effective as of September 26, 2014, we entered into a letter agreement with our chief executive officer amending his employment agreement in order to provide for a one month extension of the original expiration date of the employment agreement. Our employment agreement with our chief executive officer would have expired September 30, 2014 without this letter agreement. We are currently in the process of considering a new employment agreement for him. No assurances can be given, however, that we will reach an agreement with our chief executive officer concerning our employment relationship with him, in which event we will be obligated to pay him a severance payment as described in Item 11 to this Annual Report of Form 10-K.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

Our executive officers and directors are as follows:

Name	Age	Office
Charles C Lucas III	52	Chairman of the Board of Directors
J. David Luce	53	Vice Chairman of the Board of Directors
O’Connell Benjamin	65	President and Chief Executive Officer
J. Edward Sheridan	79	Director
Todd A. Borus, M.D.	41	Director
Jeffrey Beunier	41	Director
William A. Marshall	62	Chief Financial Officer, Treasurer and Principal Accounting Officer

Our by-laws provide that the number of persons on the board of directors shall be between three and fifteen persons, as determined by the board of directors. Our board of directors currently consists of six members. All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are elected annually by, and serve at the discretion of, the board of directors. There are no familial relationships between or among any of our officers or directors.

Biographical Information

The principal occupations and brief summary of the background of each director and executive officer is as follows:

Directors and Executive Officers

Charles C. Lucas III joined our board of directors in December 2012 and was appointed as Chairman of the Board on May 1, 2014. He is currently the general counsel of Elevation LLC, a position he has held since

January 2011. Elevation LLC is an institutional broker-dealer focused on macro-based research and agency execution. Prior to joining Elevation LLC, Mr. Lucas was a partner with The McAulay Firm, an executive search firm, from 1996 to December 2010. Prior to joining The McAulay Firm, Mr. Lucas engaged in the private practice of law with the firm of Robinson, Bradshaw & Hinson, P.A. Mr. Lucas received a Bachelor of Arts degree from the University of North Carolina and a Juris Doctor from the Duke University School of Law. Mr. Lucas is active in numerous civic and philanthropic organizations and since October 2004 has been a Trustee of The Duke Endowment and since 2008 has served on the Board of Visitors of Duke University School of Law. In addition, Mr. Lucas is a past and current member of the Board of Trustees of the University of North Carolina School of the Arts and has served as the Chairman of this Board since 2008.

J. David Luce joined our board of directors in February 2003. Following our annual meeting of stockholders on May 1, 2014, Mr. Luce was named Vice Chairman of the Board and served as Co-Chairman from June 25, 2013 until May 1, 2014. From 1990 to August 2009, Mr. Luce was a Senior Vice President of Fixed Income Sales with Barclays PLC (formerly Lehman Brothers). Prior to joining Lehman Brothers, Mr. Luce served as a Vice President, Fixed Income Sales, at Kidder Peabody. Subsequent to his departure from Barclays PLC, Mr. Luce acts as a fixed income portfolio manager at ICC Capital Management and during such time has provided advisory services to the fixed income departments at Elevation LLC and MIP Global, Inc. Mr. Luce graduated from Duke University in 1983 with a B.A. in Economics.

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

J. Edward Sheridan joined our board of directors in June 1992 and served as Chairman of the Board from March 2009 through April 2014. From 1985 to the present, Mr. Sheridan served as the President of Sheridan Management Corp. From 1975 to 1985, Mr. Sheridan served as the Vice President of Finance and Chief Financial Officer of AMF. From 1973 to 1975, he was Vice President and Chief Financial Officer of Fairchild Industries. From 1970 to 1973 he was the Vice President, Corporate Finance of F.S. Smithers. From 1967 to 1970 Mr. Sheridan was the Director of Acquisitions of Westinghouse Electric. From 1964 to 1967 he was employed by Corporate Equities, Inc., a venture capital firm, Mr. Sheridan holds an M.B.A. from Harvard University and a B.A. from Dartmouth College.

Todd A. Borus, M.D., was elected to our board of directors in May 2011 and is a board certified orthopedic surgeon in Vancouver, WA and Portland, OR. Since August 2006, Dr. Borus has been a partner with Northwest Surgical Specialists, a private orthopedic surgery group, based in Vancouver, WA. Dr. Borus is affiliated with the Southwest Washington Medical Center and Legacy Salmon Creek Hospital and since January 2010, Dr. Borus has held the position of Section Chief, Department of Orthopedic Surgery, at Legacy Salmon Creek Hospital. Dr. Borus graduated with a degree in economics from Williams College and attended medical school at the Mount Sinai school of medicine in New York City. His orthopedic surgery training was completed at the University of Michigan. From August 2005 to July 2006, Dr. Borus completed a fellowship training in adult reconstruction and joint replacement surgery at the Brigham and Women’s Hospital, Harvard University, in

Boston, MA. In addition, since January 2009, Dr. Borus has served on the Physician Advisory Council of the Southwest Washington Medical Center and currently serves as a consultant to Mako Surgical Corp., a medical device company. Dr. Borus is the brother of Justin Borus, the manager of the general partner of Lazarus Investment Partners, LLP, which is the beneficial owner of approximately 29.2% of our common stock.

Jeffrey A. Beunier was elected to our board of directors in October 2013 following his designation by Lazarus Investment Partners pursuant to the Board Nomination and Observer Agreement. Mr. Beunier is the founder and principal of Open Choke Capital Management, LLC, established in June 2007 in Denver, Colorado, which provides consulting services to private and institutional investors as well as public companies focusing on energy related transactions, monetization strategies and strategic advisory assignments. Since August 2014, he is also the principal of Front Range Energy Partners, LLC, which oversees investments in the energy sector and Red Rocks Energy Advisors, LLC, a boutique energy sector consulting firms. Mr. Beunier has advised independent oil and gas operators on capital structure and funding sources since April 2009. Mr. Beunier co-founded Recovery Energy, Inc. in September of 2009, and Mr. Beunier fulfilled the role of Director, President, and Chief Executive Officer until May 2010, and Director, President, and Chief Financial Officer from May 2010 until April 2011. Mr. Beunier has also performed turnaround management and restructuring services in the energy sector on behalf of MorrisAnderson & Associates, a national restructuring firm and Turning Leaf Capital Management, LLC, a boutique energy sector consulting firm. Previously, Mr. Beunier held managerial positions in connection with underwriting, structuring, and managing investment opportunities in the commercial, industrial and energy sectors. In March 2001, while working for KPMG, he became a licensed CPA. He became a Certified Insolvency Restructuring Analyst in 2007, and has passed Level 1 and Level 2 of the CFA exam. Mr. Beunier holds a Bachelors degree from the Pennsylvania State University where he majored in Accounting with a concentration in Finance and a minor in Real Estate. Mr. Beunier serves on the advisory board, and is a limited partner, of Lazarus Investment Partners, LLLP.

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

Qualifications of Directors

The following table summarizes the specific experience, qualifications, attributes or skills of our directors that led our Nominating and Corporate Governance Committee to conclude that such person should serve as a director of Authentidate:

Nominees	Relevant Experience and Qualifications
Charles C. Lucas	Significant business and legal experience, including his executive positions with Elevation LLC and The McAulay Firm. Significant experience in governance and leadership derived from his positions as a trustee of The Duke Endowment and service on the Board of Visitors of Duke University School of Law and the Board of Trustees of the University of North Carolina School of the Arts and current service as Chairman.

J. David Luce	Significant business and financial experience, including serving as Senior Vice President with Barclays Capital (formerly Lehman Brothers) and background in private investment banking. Breadth of knowledge about Authentidate’s business as a result of service on our board since 2003.

O’Connell Benjamin	Significant leadership and business experience and technological expertise. Currently serves as our Chief Executive Officer and a member of our board of directors, has served as our President since November 2007 and as our Chief Technology Officer from January 2005 until becoming our President. Served in a number of executive capacities with technology and communications companies, including AT&T Consumer Products, Lucent Technologies and Ibiquity Digital Corporation.

J. Edward Sheridan	Significant leadership, business and financial experience, including previously serving as Vice President and Chief Financial Officer of AMF and Fairchild Industries. Breadth of knowledge about Authentidate’s business given service on our board since 1992.

Todd A. Borus, M.D.	Significant knowledge of the healthcare industry and possessing healthcare leadership and management experience through his medical practice, particularly his role as Section Chief, Department of Orthopedic Surgery, at Legacy Salmon Creek Hospital and service on the Physician Advisory Council of the Southwest Washington Medical Center. Experience in advising a medical device company based on his consultancy with Mako Surgical Corp.

Jeffrey A. Beunier	Significant leadership, business and financial experience, as well as public-company experience through his experience as the founder and principal of Open Choke Capital Management, LLC, the chief executive officer, chief financial officer and director of a publicly-held company, Recovery Energy, Inc. and his background as a certified public accountant and as a consultant with MorrisAnderson & Associates.

Meetings of the Board of Directors; Independence

During the fiscal year ended June 30, 2014, our board of directors met on seven occasions and acted on written consent on three occasions. No member of the board of directors other than Mr. Luce attended less than 75% of the aggregate number of (i) the total number of meetings of the board of directors or (ii) the total number of meetings held by all committees of the board of directors during the fiscal year ended June 30, 2014. Our independent directors meet in executive sessions periodically during the course of the year.

Our board of directors currently consists of six individuals, four of whom are currently independent directors as defined in the Marketplace Rules of The NASDAQ Stock Market. Our independent directors are Charles C. Lucas, J. Edward Sheridan, Todd A. Borus, M.D. and Jeffrey A. Beunier. Mr. Benjamin is not an independent director due to the fact that he serves as our chief executive officer and president. Our board determined on August 6, 2009, in connection with its approval of an award of 250,000 options to Mr. Luce that Mr. Luce no longer satisfied the independence criteria of The NASDAQ Stock Market following such grant as such grant was in consideration for services rendered in connection with our ExpressMD™ Solutions subsidiary and former joint venture.

Committees of the Board of Directors

The board of directors presently has three committees:

•	Audit Committee;

•	Management Resources and Compensation Committee; and

•	Nominating and Corporate Governance Committee.

Audit Committee. The members of the Audit Committee are presently J. Edward Sheridan, Charles C. Lucas and Jeffrey A. Beunier. Mr. Sheridan currently serves as chairman of this committee. Mr. Beunier was appointed to the Audit Committee in January 2014 and Dr. Borus served on this committee until January 14, 2014. Each of the individuals that currently serve on the Audit Committee is, and that served on the Audit Committee during our fiscal year ended June 30, 2014 was, an independent member of our board of directors. In addition, the board of directors has determined that the members of the Audit Committee that served during fiscal 2014 and at present meet the additional independence criteria required for audit committee membership set forth in Rule 10 A-3 promulgated by the SEC under the Securities Exchange Act of 1934, as amended.

The Audit Committee acts to: (i) acquire a complete understanding of our audit functions; (ii) review with management the finances, financial condition and our interim financial statements; (iii) review with our independent auditors the year-end financial statements; and (iv) review implementation with the independent auditors and management any action recommended by the independent auditors. Our board of directors adopted a Restated and Amended Charter governing the activities of the Audit Committee, which is available on our corporate website at www.authentidate.com under the following tabs: “about us—corporate governance—Board Committees—Audit”. During the fiscal year ended June 30, 2014, the Audit Committee met on four occasions.

Audit Committee Financial Expert. Our board of directors has determined that Audit Committee member J. Edward Sheridan is our audit committee financial expert, as defined under applicable SEC regulations, and is an independent member of our board.

Management Resources and Compensation Committee. The members of the Management Resources and Compensation Committee are currently Charles C. Lucas, J. Edward Sheridan and Todd A. Borus, and, each of whom is an independent member of our board of directors. Mr. Lucas was appointed to this committee in February 2013 and we appointed him as the chairman of this committee in May 2013. The functions of this committee include administration of our stock option programs and the negotiation and review of all employment agreements of our executive officers. During the fiscal year ended June 30, 2014, this committee held five meetings and acted on written consent on three occasions. The Management Resources and Compensation Committee has authority to select, engage, compensate and terminate independent compensation consultants, legal counsel and such other advisors as it deems necessary and advisable to assist it in carrying out its responsibilities and functions. The Management Resources and Compensation Committee is governed by a written charter approved by our board of directors which is available on our corporate web site at www.authentidate.com under the following tabs: “about us—corporate governance—Board Committees—Management Resources and Compensation”.

Nominating and Corporate Governance Committee. The members of this committee are currently J. Edward Sheridan, Todd A. Borus and Charles C. Lucas, each of whom is an independent member of our board of directors. We appointed Mr. Sheridan as the chairman of this committee and appointed Mr. Lucas as a member of this committee in May 2013. Our board of directors has adopted a charter governing the activities of the Nominating and Corporate Governance Committee, which may be viewed online on our web site at

www.authentidate.com under the following tabs: “about us—corporate governance—Board Committees—Nominating and Corporate Governance”. Pursuant to its charter, this committee’s tasks include reviewing and recommending to the board issues relating to the board’s composition and structure; establishing criteria for membership and evaluating corporate policies relating to the recruitment of board members; implementing and monitoring policies regarding principles of corporate governance in order to ensure the board’s compliance with its fiduciary duties to the company and its stockholders; and making recommendations regarding proposals submitted by stockholders. During the fiscal year ended June 30, 2014, this committee held four meetings.

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

Board Leadership Structure

Pursuant to our corporate governance policies, in the event the board elects to appoint the chief executive officer as the Chairman of the Board, the board shall also appoint an independent member of the board to serve as “Lead Director,” who shall be responsible for coordinating the activities of the other independent directors and to perform various other duties. Our Chairman, Mr. Lucas, is an independent member of the board.

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

Lazarus Board Agreement

Under the terms of the Board Nomination and Observer Agreement dated September 25, 2012 (the “Board Agreement”) between us and Lazarus Investment Partners, LLLP (“Lazarus Partners”), we granted Lazarus Partners the right to appoint either an observer to our board of directors or to nominate an individual for election to our board of directors. The agreement was amendment on several occasions to extend the initial exercise period to December 18, 2013. Under the Board Agreement, so long as Lazarus Partners owns at least 10% of our outstanding common stock, it has the right to designate one person to be nominated for election to the board, or in the alternative, if it owns at least 5% of our outstanding common stock, the right to designate an observer to attend all meetings of our board in a non-voting capacity for a period of two years. We agreed that if Lazarus Partners nominates an individual for election to our board, we shall promptly increase the size of the board, appoint such nominee as a member of the board and, subject to the terms of the Board Agreement, use our best efforts to include such nominee in the slate of nominees recommended for election as a director for three years. In October 2013, Lazarus Investment Partners exercised its appointment right and nominated Mr. Jeffrey A. Beunier to our board. Our board subsequently increased its size to six members and elected Jeffrey A. Beunier to serve as a director on October 31, 2013.

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

The Management Resources and Compensation Committee did not retain outside consultants during the 2014 fiscal year to assist it in implementing these policies or making specific decisions relating to executive compensation. However, the committee does, from time to time, review general information regarding the compensation practices of other companies, including some that may compete with Authentidate for the services of its executives and employees and that information is a factor used by the committee in its decisions and in its general oversight of compensation practices. However, the committee does not use that information to generate specific compensation amounts or targets. Instead, in each compensation decision, the committee exercises its business judgment regarding the appropriateness of types and amounts of compensation in light of the value to the company of specific individuals.

With respect to fiscal 2014 compensation for our executives, the Management Resources and Compensation Committee took into account recommendations made by the Chairman of the Board and chief executive officer of Authentidate with respect to determinations of the types and amounts of compensation to be paid to the other executive officers and also discussed with the Chairman of the Board and the chief executive officer the types and amounts such individuals believed would be appropriate to pay each of them in light of the amounts being recommended for the other executives. Authentidate’s senior management generally applies a similar philosophy and similar policies to determine the compensation of officers and managers who are not executive officers and reports to the Management Resources and Compensation Committee regarding these matters.

Within the context of the overall objectives of our compensation program, we determined the specific amounts of compensation to be paid to each of our executives during fiscal 2014 based on a number of factors including: our understanding of the amount of compensation generally paid by similarly situated companies to their executives with similar roles and responsibilities; our executives’ performance during the fiscal year in general and as measured against predetermined company and individual performance goals; the roles and responsibilities of our executives; the individual experience and skills of, and expected contributions from, our executives; the amounts of compensation being paid to our other executives; our executives’ historical compensation and performance at our company; and any contractual commitments we have made to our executives regarding compensation. Such information is reflected in the Summary Compensation Table under “Executive Compensation” below.

Regarding the compensation of the company’s non-employee directors, in June 2011, the Management Resources and Compensation Committee, engaged Frederic W. Cook & Co., Inc., a nationally-recognized compensation consulting firm, to provide advice regarding the company’s non-employee director compensation policies and practices and present the committee with its assessment and recommendations. Following their assessment and taking their recommendations into account, the committee made a recommendation to our board of directors regarding a new equity incentive plan as well as modifications to the company’s then-current director compensation policy. In July 2011, our board of directors adopted the compensation policies recommended by the committee. No changes to these policies were made during the fiscal year ended June 30, 2014 and the committee did not engage any compensation consultant in fiscal 2014.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own, directly or indirectly, more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities we issue. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such reports furnished to us and representations that no other reports were required during the fiscal year ended June 30, 2014, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the 2014 fiscal year, however, we are aware that Lazarus Investment Partners, LLLP, did not file on a timely basis five reports on Form 4 relating to nine transactions that occurred during our fiscal year ended June 30, 2012.

Code of Ethics

On July 31, 2003, our board of directors approved the Code of Ethics and Business Conduct for our company. Our Code of Ethics and Business Conduct covers all our employees and Directors, including our chief executive officer and chief financial officer. During the fiscal year ended June 30, 2014, we did not waive any provisions of the Code of Ethics and Business Conduct. Our Code of Ethics and Business Conduct was filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003. We have also posted our Code of Ethics and Business Conduct on our web site at http://www.authentidate.com, and may be found as follows:

•	From our main web page, first click on “About Us”

•	Then click on “Corporate Governance”

•	Next, under “Corporate Governance,” click on “Code of Ethics”

We will post any amendments to or waivers from our Code of Ethics and Business Conduct at that location.

ITEM 11.    EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our chief executive officer and our chief financial officer (the “Named Executive Officers”), during the fiscal years ended June 30, 2014 and 2013:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (2)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
O’Connell Benjamin,	2014	$203,000	$—	$87,000	$169,500	$—	$—	$—	$459,500
Chief Executive Officer and President (1) (4)	2013	$226,500	$—	$56,188	$120,075	$—	$—	$—	$402,763

William A. Marshall, Chief Financial Officer and Treasurer (4)	2014	$182,000	$—	$78,000	$—	$—	$—	$—	$260,000
	2013	$203,100	$—	$50,375	$—	$—	$—	$—	$253,475

1.	On September 30, 2013, we entered into a new employment agreement with Mr. Benjamin. The agreement was effective as of such date and expires on September 30, 2014. Mr. Benjamin’s base salary is $290,000 per annum. The employment agreement provides that Mr. Benjamin may receive a bonus of up to $75,000 in the event the company achieves cash flow breakeven, as defined in the employment agreement. Moreover, Mr. Benjamin shall receive a one-time bonus of $150,000 if our common stock has a closing price at or above $5.00 for 15 consecutive trading days during our fiscal year ending June 30, 2014. In addition, he shall be eligible for an additional bonus in the discretion of the Management Resources and Compensation Committee. Such events did not transpire.
2.	Our Named Executive Officers may receive a performance-based bonus of up to 50% of their base salary if certain performance targets are met, pursuant to their respective employment agreements with us. As of the date hereof, no bonus amounts for fiscal 2014 have been determined or awarded. No bonus amounts were paid for fiscal 2013.
3.	Reflects the grant date fair value of the options granted during the period that are expected to vest. Estimated value of stock options represents the expense as calculated in accordance with FASB Accounting Standards Codification Topic 718: Compensation—Stock Compensation. A discussion of the methods used to calculate these values may be found in Note 2 to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Approximately 300,000 performance based options granted to Mr. Benjamin in fiscal 2014 were forfeited as vesting conditions were not met.
4.	On February 18, 2010 a compensation modification program was implemented. Pursuant to this program Mr. Benjamin and Mr. Marshall accepted a reduction in their current base salary to 85% of their base salary until such time as the company achieves cash flow breakeven, as defined. This continued through January 14, 2013. On January 15, 2013, a modification to the compensation modification program was implemented. Pursuant to this program, Mr. Benjamin and Mr. Marshall accepted a further reduction in their current base salary to 70% of their base salary until the earlier of (i) such time as the company achieves cash flow breakeven or (ii) January 14, 2014. In January 2014 these agreements were extended through January 15, 2015. In consideration of such agreements, Mr. Benjamin and Mr. Marshall received restricted stock units of the company’s common stock of 62,431 and 55,972 units, respectively, during fiscal 2013 and 66,412 units and 59,542 units, respectively, during fiscal 2014 which will vest as the company achieves cash flow breakeven.

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

On January 15, 2013, we entered into agreements with each of our chief executive officer and chief financial officer in order to continue the compensation modification program implemented in February 2010. Pursuant to these agreements, both officers agreed to a further reduction in their base salary to 70% of their original base salary commencing January 16, 2013 and continuing until the earlier of (i) such time as the company achieves “cash flow breakeven” or (ii) January 15, 2014. Pursuant to these continuation agreements, the term “cash flow breakeven” is defined to mean that the company has achieved positive cash flow from operations for two consecutive fiscal quarters determined by reference to the revenues and other amounts received by the company from its operations. The term “cash flow from operations”, however, shall not include (a) amounts received from the sale, lease or disposition of (i) fixed or capital assets, except for amounts received in the ordinary course of business; or (ii) any subsidiary company; (b) capital expenditures; (c) interest income and expense; and (d) other non-operating items as determined in accordance with generally accepted accounting principles in the United States as consistently applied during the periods involved. In consideration for these agreements, we granted these officers restricted stock units under our 2011 Omnibus Equity Incentive Plan based on (i) 15% of their base salary for the period commencing January 16, 2013 through September 30, 2013 attributable to the incremental 15% reduction in base salary through the expiration date of the prior salary reduction program; plus (ii) 30% of their base salary for the period commencing October 1, 2013 through January 15, 2014. The number of restricted stock units granted was determined by dividing the total amount of base salary that is reduced pursuant to the new modification agreements by the closing price of our common stock on the date of grant. Based on the foregoing, we granted our chief executive officer 62,431 restricted stock units and our chief financial officer 55,972 restricted stock units. Effective January 15, 2014 we entered unto new agreements with our executive officers in order to continue the program until the earlier of (i) such time as the company achieves “cash flow breakeven” or (ii) January 15, 2015. Based on the foregoing, we granted our chief executive officer 66,412 restricted stock units and our chief financial officer 59,542 restricted stock units. The restricted stock units shall only vest upon either the date determined that the company achieves cash flow breakeven, as defined above, or in the event of a termination of employment either without “cause” or for “good reason”, as such terms were defined in the employment agreements we previously entered with each such officer. In addition, in January 2013, we also amended the vesting for the options granted in February 2010 and 2011 and June 2012 to our employees, including executive officers, under the compensation modification program. The amendment eli4inated the specific measurement period to determine whether the vesting criteria of achieving “cash flow breakeven performance” has been satisfied.

During the fiscal year ended June 30, 2014, the base salary of Mr. Benjamin was $203,000, reflecting the impact of the salary modification agreements discussed above. During fiscal 2014, the base salary of Mr. Marshall was $182,000, also reflecting the salary modification agreements discussed above.

Equity Compensation

Stock option awards provide our executive officers with the right to purchase shares of our common stock at a fixed exercise price typically for a period of up to ten years, subject to continued employment with our company. Stock options are earned on the basis of continued service to us and generally vest over three years, beginning with one-third vesting one year after the date of grant with the balance then vesting in equal monthly installments over the following two year period. Such vesting is intended as an incentive to such executive officers to remain with us and to provide a long-term incentive. However, we have also sought to base vesting of options on overall corporate performance. For example, as discussed above, the options granted to our named executive officers in connection with the compensation modification agreements they entered into with us in February 2010, February 2011 and June 21, 2012 and the restricted stock units awarded in January 2013 and January 2014, will vest either on the date determined that we achieve Cash Flow Breakeven or in the event of a termination of employment either without “cause” or for “good reason”, as such terms are defined in their employment agreements with us.

Options are generally exercisable for a limited period of time after termination of employment (other than termination for cause) if vested, subject to certain rights that were negotiated in connection with the employment agreements we entered into with our named executive officers. We do not require that any portion of the shares acquired be held until retirement, we do not have a policy prohibiting a director or executive officer from hedging the economic risks of his or her stock ownership and we do not have any minimum stock ownership requirements for executive officers. Stock options have been granted pursuant to our 2000 Employees Stock Option Plan (the “2000 Plan”), our 2010 Employee Stock Option Plan (the “2010 Plan”), and our 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). See “Payments Upon Termination or Change-in-Control” for a discussion of the change-in-control provisions related to stock awards. The exercise price of each stock option granted under our equity compensation plans is based on the fair market value of our common stock on the grant date and the Management Resources and Compensation Committee may set the exercise price of the options granted to our named executive officers at a price equal to or greater than the fair market value in order to reinforce the incentive nature of the award. Options granted in fiscal 2014 have an exercise price equal to the market price on the grant date, which was considered appropriate by the Management Resources and Compensation Committee based on the market price of our common stock.

During our 2014 fiscal year, restricted stock units were granted to our named executive officers in connection with the compensation modification agreements, described in greater detail above. We also granted options to Mr. Benjamin in connection with the extension of his employment agreement described in greater detail below.

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

As described above, effective January 15, 2014, we entered into agreements with each of our chief executive officer and our chief financial officer, in order to continue a compensation modification program approved by the Management Resources and Compensation Committee of the board of directors as amended on January 15, 2013. Pursuant to these new agreements, both our chief executive officer and our chief financial officer agreed to continue the reduction in their base salary to 70% of their current base salary until the earlier of (i) such time as we achieve cash flow breakeven or (ii) January 15, 2015.

O’Connell Benjamin

On September 10, 2012, we entered into a one-year employment agreement with O’Connell Benjamin, our Chief Executive Officer and President pursuant to which he received a base salary of $290,000 per annum, subject to his agreement to accept 15% of his base salary in the form of employee stock options in accordance with the terms of that certain Compensation Modification Agreement entered into with the company as of June 21, 2012 (which was further reduced pursuant to the January 2013 modification agreement). In addition, pursuant to such employment agreement, Mr. Benjamin was granted options to purchase 200,000 shares of our common stock subject to the following vesting provisions: (i) 50,000 of such options are subject to time-based vesting with 33.3% of the options vesting on the first anniversary of the grant date and the balance of such amount vesting in equal monthly installments thereafter over the subsequent 24 months; (ii) 75,000 of such options shall vest in the event the company (or its subsidiary) executes firm sales contracts during the fiscal year ending June 30, 2013 for at least 10,000 units of its telehealth product offerings; and (iii) 75,000 of such options shall vest in the event the company achieves “cashflow breakeven” prior to September 30, 2013. The performance-based vesting criteria were not achieved. The options, to the extent they are exercisable, have a term of ten years. This 2012 employment agreement also contained additional performance-based bonus provisions, which were not achieved.

On September 30, 2013, we entered into a new one-year employment agreement with Mr. Benjamin pursuant to which we continued his employment as our Chief Executive Officer and President. The following is a summary description of the terms of the 2013 employment agreement (the “2013 Employment Agreement”):

•

The 2013 Employment Agreement is effective as of September 30, 2013 and expires September 30, 2014, unless sooner terminated as provided therein. Under the employment agreement, Mr. Benjamin’s base salary is $290,000 per annum; provided, however, from the commencement date of this employment agreement until the first to occur of (i) January 15, 2014 or (ii) such time as the company achieves cashflow breakeven for two consecutive fiscal quarters, 30% of such base salary shall be paid in equity-based awards granted pursuant to that certain Compensation Modification Agreement dated as of January 15, 2013. In January 2014 we entered into a new compensation agreement, as described above, and continued this modification arrangement until the earlier of (i) such time as the company achieves cashflow breakeven or (ii) January 15, 2015 and we granted him an additional 66,412 restricted stock units.

•

The 2013 Employment Agreement provides for cash-based bonus awards to be granted if we achieve certain performance goals. Mr. Benjamin will receive a bonus of up to $75,000 in cash if we achieve cashflow breakeven. If we achieve cashflow breakeven by the end of the fiscal quarter ending March 31, 2014, the bonus amount is $75,000. However, if the company does not achieve cashflow breakeven until the end of the fiscal year ending June 30, 2014, then the bonus potential is $50,000. In addition, Mr. Benjamin shall receive a one-time bonus of $150,000 if our common stock has a closing price at or above $5.00 for 15 consecutive trading days during the fiscal year ending June 30, 2014. As these events did not occur, these cash-based awards were not granted. In addition, Mr. Benjamin shall be eligible for additional bonuses in the discretion of the Management Resources and Compensation Committee.

•

Under the 2013 Employment Agreement, Mr. Benjamin was also granted options to purchase a maximum of 600,000 shares of the company’s common stock at an exercise price equal to the fair market value of the common stock on the date of execution of the employment agreement,. Of the options awarded, options to purchase 300,000 shares are subject to time-based vesting conditions and 300,000 are subject to performance-based vesting requirements. The options which are subject to time-based vesting conditions shall vest as follows: (i) 100,000 options vest on the commencement date of the employment agreement and (ii) provided that he remains an employee of the company, an additional 100,000 shares shall vest on each of the one year and two year anniversaries of the commencement date of the 2013 Employment Agreement. The remaining 300,000 options are subject to the following performance-based vesting targets: (i) 150,000 of the performance options will vest in the event that the company (or a subsidiary) executes firm sales contracts resulting in the sale, prior to end of the fiscal year ending June 30, 2014, of at least 8,000 units of the our telehealth products and (ii) a maximum of 150,000 of the performance options will vest in the event that we achieve cashflow breakeven prior to the close of the fiscal year ending June 30, 2014 (provided, that if we do not achieve cashflow breakeven by the close of the fiscal quarter ending March 31, 2014, then the vesting potential is reduced to 100,000 options). The options, to the extent they are vested, are exercisable for a term of ten years. The performance based options did not vest.

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

•

In the event of the termination of Mr. Benjamin’s employment by the Company without “cause”, or by him for “good reason”, or if upon the expiration of the employment agreement Mr. Benjamin’s employment is not renewed, then subject to certain limitations concerning the performance options, the conditions to the vesting of any outstanding equity incentive awards granted to him shall be deemed void and all such awards shall be immediately and fully vested and exercisable.

•

The 2013 Employment Agreement contains confidentiality obligations that survive termination and non-solicitation and non-competition obligations that end on the first anniversary of the date of cessation of Mr. Benjamin’s employment.

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

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at June 30, 2014 with respect to the Named Executive Officers.

Outstanding Equity Awards At Fiscal Year-End

	Options Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options— Exercisable (#)	Number of Securities Underlying Unexercised Options— Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date (2)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
O’Connell Benjamin	67,500	—		12.56	01/03/15	62,431	(9)	41,204	—	—
	25,000	—		9.00	08/23/15	66,412	(9)	43,832	—	—
	25,000	—		2.72	08/08/17	—		—	—	—
	50,000	—		2.50	12/05/17	—		—	—	—
	66,667	—	(3)	0.78	05/06/19	—		—	—	—
	—	21,750	(4)	2.02	02/18/20	—		—	—	—
	—	21,750	(5)	0.88	02/04/21	—		—	—	—
	75,000	—		2.28	04/14/21	—		—	—	—
	45,833	4,167	(6)	1.60	09/06/21	—		—	—	—
	—	36,250	(7)	1.30	06/21/22	—		—	—	—
	29,167	20,833	(8)	1.42	09/10/22
	100,000	200,000	(10)	0.89	09/30/23

William A. Marshall	150,000	—		9.00	02/15/16	55,972	(9)	36,941	—	—
	25,000	—		2.72	08/08/17	59,542	(9)	39,298	—	—
	—	19,500	(4)	2.02	02/18/20	—		—	—	—
	—	19,500	(5)	0.88	02/04/21	—		—	—	—
	—	32,500	(7)	1.30	06/21/22	—		—	—	—

(1)	Stock option grants reported in the table above were granted under, and are subject to, our 2000, 2010 and 2011 Plans. The option expiration date shown above is the normal expiration date, and the last date that the options may be exercised. For each Named Executive Officer, the unexercisable options shown above are also unvested. Unvested shares are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. For information regarding the effect on vesting of options on the death, disability or termination of employment of a Named Executive Officer or a change in control of our company, see “Payments Upon Termination or Change in Control” below. If a Named Executive Officer’s employment is terminated by us for cause, options (including the vested portion) are generally forfeited. The exercisable options shown above, and any unexercisable options shown above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement. For a description of the material terms of the Named Executive Officer’s employment agreements, see “Employment Agreements with Named Executive Officers” above.
(2)	Effective January 17, 2007, we amended all of the outstanding options held by our employees solely to modify the expiration date to be ten years from the original grant date.
(3)	On May 6. 2009, Mr. Benjamin was granted 200,000 options. This option grant vests as follows: 66,667 options are subject to the time-based vesting requirements with 33.3% of such amount vesting on the one year anniversary of the grant date and the balance vesting in equal installments of 33.3% on each of the next two anniversaries of the grant date. The remaining 133,333 shares covered by the option award were subject to performance-based vesting conditions and were forfeited since these vesting conditions were not met.
(4)	The options granted on February 18, 2010 were granted in conjunction with the implementation of a compensation modification program. Pursuant to this program Mr. Benjamin and Mr. Marshall accepted a reduction in their current base salary to 85% of their base salary until such time as the company achieves cash flow breakeven. The number of granted options was equal to 15% of their base salary (before the August 2012 one-for-two reverse stock split) and shall only vest and become exercisable upon either the date determined that the company achieves cash flow breakeven or in the event of a termination of employment either for “cause” or “good reason”.
(5)	The options granted on February 4, 2011 were granted in conjunction with the continuation of a compensation modification program. Pursuant to this program Mr. Benjamin and Mr. Marshall continued the reduction in their current base salary to 85% of their base salary until such time as the company achieves cash flow breakeven. The number of granted options was equal to 15% of their base salary (before the one-for-two reverse stock split) and shall only vest and become exercisable upon either the date determined that the company achieves cash flow breakeven or in the event of a termination of employment either for “cause” or “good reason”.
(6)	On September 9, 2011, Mr. Benjamin was granted 150,000 options. This option grant vests as follows: 50,000 options are subject to the time-based vesting requirements with 33,3% of such amount vesting on the one year anniversary of the grant date and the balance vesting in equal monthly installments thereafter. The remaining 100,000 shares covered by the option award were subject to performance-based vesting conditions and were forfeited since these vesting conditions were not met.
(7)	The options granted on June 21, 2012, were granted in conjunction with the continuation of a compensation modification program. Pursuant to this program Mr. Benjamin and Mr. Marshall continued the reduction in their current base salary to 85% of their base salary until such time as the company achieves cash flow breakeven. The number of granted options was equal to 15% of their base salary for the period February 1, 2012 through September 30, 2013 (before the one-for-two reverse stock split) and shall only vest and become exercisable upon either the date determined that the company achieves cash flow breakeven or in the event of a termination of employment either for “cause” or “good reason”.
(8)	On September 10, 2012, Mr. Benjamin was granted 200,000 options. This option grant vests as follows: 50,000 options are subject to the time-based vesting requirements with 33.3% of such amount vesting on the one year anniversary of the grant date and the balance vesting in equal monthly installments thereafter. The remaining 150,000 shares covered by the award were subject to performance-based vesting conditions and were forfeited since the conditions were not met.
(9)	Restricted stock units granted on January 15, 2013 and January 28, 2014, were granted in conjunction with the continuation of a compensation modification program. Pursuant to this program Mr. Benjamin and Mr. Marshall agreed to a further reduction in their current base salary to 70% of their base salary until the earlier of (i) such time as the company achieves cash flow breakeven or (ii) January 15, 2015 under the current agreements. The number of restricted stock units granted was based on the amount of the reduction in base salary and these units shall only vest and become exercisable upon either the date determined that the company achieves cash flow breakeven or in the event of a termination of employment either for “cause” or “good reason”.
(10)	On September 30, 2013, Mr. Benjamin was granted 600,000 options. This option grant vests as follows: 300,00 options are subject to the time based vesting requirements with 33.3% of such amounts vesting on the grant date and the balance vesting in equal installments of 100,000 shares on each of the one year and two year anniversaries of the grant date. The remaining 300,000 shares covered by the award were subject to performance-based vesting conditions and were forfeited since these conditions were not met.

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

O’Connell Benjamin

Death or Disability. Pursuant to the terms of his 2013 Employment Agreement, if Mr. Benjamin’s employment is terminated as a result of his death, Mr. Benjamin or his estate, as applicable, would receive any accrued but unpaid, base salary, bonus and expense reimbursement amounts through the date of his death. If Mr. Benjamin’s employment is terminated as a result of disability, under the 2013 Employment Agreement Mr. Benjamin or his estate, as applicable, would receive (a) any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date on which the disability occurs; (b) a severance payment of 12 months of his base salary in effect on the termination date and (c) continued participation in our benefit plans (or comparable plans) for the longer of the natural expiration of the agreement or the end of the month of the one-year anniversary of the termination of his employment. Further, in the event of a termination due to his death or disability, under the 2013 Employment Agreement Mr. Benjamin’s (or his estate’s or legal representative’s) right to purchase shares of common stock pursuant to any stock option or stock option plan to the extent vested as of the termination date shall remain exercisable in accordance with the terms of the equity compensation plan under which such option was granted.

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

Without Cause or for Good Reason. Under this 2013 Employment Agreement; if Mr. Benjamin’s employment is terminated without cause, by Mr. Benjamin for good reason, or either (1) we fail to timely notify him or our intent to renew his agreement or (2) after providing such notice, we fail to reach an agreement on a new employment agreement with him prior to the expiration date, then we would be obligated to: (a) pay any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date of termination; (b) pay a severance payment equal to 12 months of his base salary in effect on the termination date, but in no event less than $290,000; and (c) provide for his continued participation in our benefit plans (or comparable plans) for the longer of the natural expiration of the agreement or the end of the month of the one-year anniversary of the termination of his employment. Further, under the 2013 Employment Agreement, in the event of such a termination event, options granted to Mr. Benjamin will be deemed vested and shall be exercisable for the duration of their original term, subject to the conditions of the 2013 Employment Agreement. In addition, pursuant to the compensation modification agreements we entered into with Mr. Benjamin, each of the option awards and restricted stock units will vest upon either the company achieving cash flow breakeven or in the event of a termination of employment without “cause” or for “good reason” as such terms are defined in his employment agreement, subject to limitation in the compensation modification agreements applicable to restricted stock units.

Change of Control. In the event of a change of control, under the 2013 Employment Agreement, Mr. Benjamin shall have the right to terminate his employment with us for any reason within a limited period of time of such change of control and such termination shall be deemed for good reason. In such an event, we would be required to pay Mr. Benjamin the amounts described above.

Employee Covenants. In the 2013 Employment Agreement, Mr. Benjamin agreed to keep confidential and not disclose any confidential or proprietary information owned by, or received by or on behalf of, us or any of our affiliates, during the term of the agreement or at any time thereafter. He also agreed to return such confidential and proprietary information to us immediately in the event of any termination of employment.

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

Without Cause or for Good Reason. If Mr. Marshall’s employment is terminated without cause, or by Mr. Marshall for good reason, we would be obligated to: (a) pay any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date of termination; (b) pay a severance payment of 12 months of his base salary in effect on the termination date, but in no event less than $260,000; and (c) provide for his continued participation in our benefit plans (or comparable plans) for the longer of the natural expiration of the agreement or the end of the month of the one-year anniversary of the termination of his employment. Further, in the event of such a termination event, his right to purchase shares of common stock pursuant to any stock option shall immediately fully vest and become exercisable, and the exercise period in which he may exercise his options shall be extended to the duration of their original term. In addition, pursuant to the compensation modification agreements we entered into with Mr. Marshall, each of the option awards and restricted stock units will vest upon either the company achieving cash flow breakeven or in the event of a termination of employment without “cause” or for “good reason” as such terms are defined in his employment agreement, subject to limitation in the compensation modification agreements applicable to restricted stock units.

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

Equity Compensation Plans

2011 Omnibus Equity Incentive Plan

Background

At the company’s special meeting of stockholders held on August 23, 2011, our stockholders approved the 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). Our board of directors adopted the 2011 Plan on July 19, 2011, subject to stockholder approval at the special meeting. In May 2014, our stockholders approved an amended to the 2011 Plan to increase the maximum number of shares available for awards under the 2011 Plan. The purpose of the 2011 Plan is to assist us and our subsidiaries in attracting and retaining selected individuals who, serving as our employees, directors, consultants and/or advisors, are expected to contribute to our success and to achieve long-term objectives which will benefit our stockholders through the additional incentives inherent in the awards under the 2011 Plan. The maximum number of shares of our common stock that are available for awards under the 2011 Plan, as amended, (subject to the adjustment provisions of the 2011 Plan) is 6,750,000 shares. Under the 2011 Plan, options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other share-based awards and performance awards may be granted to eligible participants. Subject to the reservation of authority by our board of directors to administer the 2011 Plan and act as the committee thereunder, the 2011 Plan will be administered by the Management Resources and Compensation Committee (the “Committee”), which has the authority to determine the terms and conditions of awards, and to interpret and administer the 2011 Plan. As of September 1, 2014, there were outstanding (i) 1,579,310 options to purchase shares under the 2011 Plan, with exercise prices ranging from $0.87 to $2.30 and (ii) a total of 1,179,292 shares granted pursuant to restricted stock awards and restricted stock units under the 2011 Plan.

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

Summary of the 2011 Plan

Shares Available. The maximum number of shares of our common stock that are available for awards under the 2011 Plan (subject to the adjustment provisions described under “Adjustments upon Changes in Capitalization” below), as amended on May 1, 2014, is 6,750,000 shares. If any shares of common stock subject to an award under the 2011 Plan, or an award under the 2010 Employee Plan, are forfeited, expire or are settled for cash (in whole or in part), the shares subject to the award may be used again for awards under the 2011 Plan to the extent of the forfeiture, expiration or cash settlement.

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

Other Option Plans

2010 and 2000 Employee Stock Option Plans

In May 2010, our stockholders approved the 2010 Employee Stock Option Plan (the “2010 Plan”) which provided for the grant of options to purchase up to 5,000,000 shares of our common stock. The 2010 Plan served as our primary equity incentive plan for our employees and other eligible participants until the approval by our shareholders of the 2011 Plan. The board of directors unanimously approved the 2010 Plan on January 20, 2010 and our stockholders approved the 2010 Plan on May 19, 2010. The 2010 Plan and 2000 Plan were administered by the Management Resources and Compensation Committee designated by our board of directors. The board or committee had full authority to interpret the 2010 Plan and 2000 Plan and to establish and amend rules and regulations relating thereto. Under the terms of the 2010 Plan, options granted there under were designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422 of the Code, or options which do not so qualify (“Non-ISOs”). As of June 30, 2014, there were 421,600 options outstanding under the 2010 Plan, with exercise prices ranging from $0.88 to $2.40.

In March 2001, our stockholders approved the 2000 Employees Stock Option Plan (the “2000 Plan”) which, as amended, provided for the grant of options to purchase up to 5,000,000 shares of our common stock. to our employees, until its expiration in 2010. Under the terms of the 2000 Plan, options granted there under were designated as ISOs or Non-ISOs. As of June 30, 2014, there were 1,249,404 options outstanding under the 2000 Plan, with exercise prices ranging from $0.78 to $13.22.

2001 Non-Executive Director Stock Option Plan

In January 2002, our stockholders approved the 2001 Non-Executive Director Stock Option Plan. Awards were granted under the 2001 Director Plan until the approval by our shareholders of the 2011 Plan to (i) non-executive directors as defined and (ii) members of any advisory board we may establish who are not full-time employees of us or any of our subsidiaries. Under the 2001 Director Plan, each non-executive director was automatically be granted an option to purchase 20,000 shares upon joining the board and an option to purchase 5,000 shares each September 1st thereafter, pro rata, based on the time the director has served during the prior year. The term non-executive director refers to those of our directors who are not otherwise a full-time employee of Authentidate or any subsidiary. In addition, each eligible member of an advisory board will receive, upon joining the advisory board, and on each anniversary of the effective date of his appointment, an option to purchase 2,500 shares of our common stock. The 2001 Director Plan expired ten years following its adoption. As of June 30, 2014, there were 110,000 outstanding options granted under the 2001 Director Plan. The options outstanding have exercise prices ranging from $1.16 to $14.30. As stated above, following the approval of the 2011 Plan by our shareholders, no further awards will be granted under the 2001 Plan. The 2001 Director Plan was administered by either our full board of directors or a committee of the board consisting of not less than two officers who are not entitled to participate in the 2001 Director Plan. The administrator had no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. Options granted under the 2001 Director Plan are not qualified for incentive stock option treatment. The exercise price for options granted under the 2001 Director Plan was 100% of the fair market value of the common stock on the date of grant. The “fair market value” is the closing price of our common stock as reported by Nasdaq.

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

On September 1, 2014, we granted an aggregate of 75,000 options to our non-employee directors pursuant to the 2011 Plan. These options have an exercise price of $0.72 and are exercisable for a period of ten years from the grant date. The exercise price of such options is equal to the fair market value of our common stock on the grant date, as determined under the 2011 Plan. With respect to such options, upon the termination of service of a director, options shall terminate on the second anniversary of the date of termination of service, except that if termination of service is due to optionee’s death or permanent disability (as determined by the board), the option shall terminate on the earlier of the expiration date of such option or 12 months following the date of death or termination for permanent disability and if an optionee is removed from the board for cause, as determined by the board, the option awards held by such optionee would terminate immediately upon removal.

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

A summary of non-executive director compensation for the fiscal year ended June 30, 2014 is as follows:

Summary of Non-Executive Director Compensation

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles C Lucas III	$—	$—	$62,587	$—	$—	$—	$62,587

J. David Luce	$—	$47,750	$8,700	$—	$—	$—	$56,450

J. Edward Sheridan	$—	$—	$84,855	$—	$—	$—	$84,855

Todd A. Borus	$—	$—	$51,440	$—	$—	$—	$51,440

Jeffrey Beunier (4)	$5,750	$21,000	$16,000				$42,750

(1)	As of June 30, 2014, each of our current directors had the following number of options outstanding: Mr. Lucas—164,574 options; Mr. Luce—75,000 options; Mr. Sheridan—271,611 options; Mr. Borus—165,425 options and Mr. Beunier—20,000 options. Includes options issued to certain directors in lieu of cash director fees during fiscal 2014 as follows: Mr. Lucas—98,559 options; Mr. Sheridan—129,624 options; Dr. Borus—73,966 options.
(2)	For the year ended June 30, 2014, the following directors elected to receive a portion of their cash director fees in shares of restricted common stock. The number of shares earned for service during fiscal 2014 is as follows: Mr. Luce—53,025 shares and Mr. Beunier—26,515 shares. As of the fiscal year ended June 30, 2014, the aggregate number of shares of restricted stock issued in lieu of cash director fees to our current non-executive directors was as follows: Mr. Lucas—0 shares; Mr. Luce—192,950 shares; Mr. Sheridan—36,352 shares; Dr. Borus—47,495 shares and Mr. Beunier—26,515 shares.
(3)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2014 computed in accordance with FASB Accounting Standards Codification Topic 718: Compensation—Stock Compensation, and thus may include amounts from awards granted in and prior to 2014. A discussion of the methods used to calculate these values may be found in Note 2 to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 2014.
(4)	Mr. Beunier was elected to the board in October 2013.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks between the members of our Management Resources and Compensation Committee and any other entity. During fiscal 2014 to the present, Messrs. Sheridan, Borus and

Lucas are the members of this committee and none of the members of the Management Resources and Compensation Committee (a) was an officer or employee of the company during the last fiscal year; (b) was formerly an officer of the company or any of its subsidiaries; or (c) had any relationship with the company requiring disclosure under Item 404 of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of September 5, 2014 with respect to (i) each director and each executive officer, (ii) and all directors and executive officers as a group, and (iii) persons (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by us to be the beneficial owner of more than five percent of our common stock. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock that are (a) subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date of this table, (b) shares of common stock issuable upon conversion of shares of convertible preferred stock held by that person that are currently convertible or convertible within 60 days of the date of this table, and (c) shares of common stock issuable upon the vesting of restricted stock units (RSUs) within 60 days of such date. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Common Stock
Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership (++)		Percent of Class (#)
5% Stockholders

Lazarus Investment Partners LLLP 3200 Cherry Creek South Drive, Suite 670 Denver, Colorado 80209	14,439,210	(1)	29.2%

Directors and Executive Officers

O’Connell Benjamin c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	1,462,376	(2)	3.4%

J. Edward Sheridan c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	317,963	(3)	*

J. David Luce c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	926,503	(4)	2.4%

Todd A. Borus, M.D. c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	310,259	(5)	*

	Common Stock
Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership (++)		Percent of Class (#)

Charles C. Lucas III c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	184,574	(6)	*

Jeffrey Beunier c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	113,945	(7)	*

William A. Marshall c/o Authentidate Holding Corp. Connell Corporate Center 300 Connell Drive, 5th Floor Berkeley Heights, NJ 07922	658,505	(8)	1.6%

Directors and Executive Officers as a group (2)(3)(4)(5)(6)(7)(8)	3,974,125		9.0%

++	Unless otherwise indicated below, each director, officer and 5% stockholder has sole voting and sole investment power with respect to all shares that it beneficially owns.
#	Based on 41,587,374 shares of common stock outstanding as of September 5, 2014.
*	Represents less than 1% of the issued and outstanding shares of common stock.
(1)	Based on Schedule 13D/A filed by the listed stockholder on September 4, 2014. The securities reported on this table as beneficially owned by Lazarus Management Company, LLC (“Lazarus Management”) are held by or for the benefit of Lazarus Investment Partners LLLP (“Lazarus Partners”). Includes warrants to purchase an aggregate of 6,001,242 shares of common stock and 1,842,113 shares of common stock which may be issued upon conversion of 200,000 shares of Series D preferred stock. Excludes warrants to purchase 232,394 shares of common stock, which are not exercisable until six months following their issue date. Also includes 7,500 shares of common stock beneficially owned by Lazarus Macro Micro Partners LLLP; Lazarus Investment Partners LLLP holds no interest in these securities and Lazarus Management Company LLC and Justin B. Borus disclaims beneficial ownership except to the extent of their pecuniary interest therein. Lazarus Management, as the investment adviser and general partner of Lazarus Partners, and Justin B. Borus, as the managing member of Lazarus Management, may be deemed to beneficially own the securities held by Lazarus Partners for the purposes of Rule 13d-3 of the Securities Exchange Act of 1934, insofar as they may be deemed to have the power to direct the voting or disposition of those securities. Neither the filing of this report nor any of its contents shall be deemed to constitute an admission that Lazarus Management or Mr. Borus is, for any other purpose, the beneficial owner of any of the securities, and each of Lazarus Management and Mr. Borus disclaims beneficial ownership as to the securities, except to the extent of his or its pecuniary interests therein.
(2)	Includes vested options to purchase 593,888 shares of common stock and excludes unvested options to purchase 195,029 shares of common stock. Also includes (i) warrants to purchase an aggregate of 378,204 shares of common stock and (ii) 253,291 shares of common stock issuable upon conversion of 27,500 shares of Series D preferred stock. Also excludes 128,843 restricted stock units, which are subject to vesting requirements and warrants to purchase 43,927 shares of common stock, which are not exercisable until six months following their issue date.
(3)	Includes vested options to purchase 281,611 shares of common stock.
(4)	Includes vested options to purchase 85,000 shares of common stock. Includes 640,276 shares of common stock owned by affiliated entities and 8,277 shares of common stock owned by his spouse. Excludes unvested options to purchase 250,000 shares of common stock. Excludes warrants to purchase an aggregate of 5,474,829 shares of common stock issued in connection with our issuances of secured notes during 2012 and our sale of Series D preferred stock, which are held by an entity affiliated with the reporting person and his spouse, which warrants contain a blocker provision under which the holder thereof does not have the right to exercise such warrants to the extent that such exercise would result in beneficial ownership by the holder thereof or any of its affiliates, of more than 4.99% of our common stock. Also excludes 2,440,799 shares of common stock issuable upon conversion of an aggregate of 265,000 shares of Series D preferred stock which were issued June 20, 2013 in our Series D preferred stock financing to an entity affiliated with the reporting person and his spouse, which securities contain a blocker provision under which the holder thereof does not have the right to convert such securities to the extent that such event would result in the holder or any of its affiliates acquiring more than 4.99% of our common stock.

(5)	Includes vested options to purchase 180,425 shares of common stock, warrants to purchase 25,000 shares of common stock and 23,026 shares of common stock issuable upon conversion of 2,500 shares of Series D preferred stock. Excludes warrants to purchase 10,982 shares of common stock, which are not exercisable until six months following their issue date. Dr. Borus is the brother of the manager of the general partner of Lazarus Investment Partners, LLLP; however, Dr. Borus expressly disclaims beneficial ownership interest in our securities which are beneficially owned by Lazarus Investment Partners.
(6)	Includes vested options to purchase 179,574 shares of common stock.
(7)	Includes vested options to purchase 35,000 shares of common stock.
(8)	Includes vested options to purchase 175,000 shares of common stock, warrants to purchase 203,204 shares of common stock and 92,106 shares of common stock issuable upon conversion of 10,000 shares of Series D preferred stock. Excludes unvested options to purchase 71,500 shares of common stock, 115,514 restricted stock units which are subject to vesting requirements, and warrants to purchase 21,963 shares of common stock, which are not exercisable until six months following their issue date.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of June 30, 2014 which consisted of the 2011 Plan, the 2010 Employee Stock Option Plan, 2000 Employee Stock Option Plan, as amended, and the 2001 Non-Employee Director Stock Option Plan, as amended. Information concerning each of the aforementioned plans is set forth above.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options and Warrants		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)
Equity Compensation Plans Approved by Stockholders	4,271,000	(1)	$2.67	(4)	4,180,000	(2)
Equity Compensation Plans Not
Approved by Stockholders	1,825,000	(3)	1.56		N/A

Total	6,096,000		$2.34		4,180,000

(1)	Includes 110,000 options issued pursuant to our 2001 Director Plan, as amended, 1,671,000 options issued to employees pursuant to our 2000 Plan and 2010 Plan and 1,580,000 options and 910,000 restricted stock units issued pursuant to our 2011 Plan; but does not include 75,000 options granted under our 2011 Plan on September 1, 2014.
(2)	Reflects the remaining shares available for issuance as of June 30, 2014 pursuant to our 2011 Plan.
(3)	See Note 12 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information related to common stock purchase warrants issued to certain consultants.
(4)	The calculation of the weighted-average exercise price of the outstanding options excludes shares of common stock included in column (a) that are issuable upon the vesting of then-outstanding RSUs.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

As of June 11, 2013, we entered into a securities purchase agreement with certain accredited investors pursuant to which we agreed to issue a total of 665,000 shares of Series D preferred stock and warrants to purchase 6,650,000 shares of common stock. The shares of Series D preferred stock and warrants were sold as units, with each unit consisting of one share of Series D preferred stock and ten warrants. Investors that held an aggregate principal amount of $6,500,000 of senior notes agreed to surrender their notes in consideration of the issuance of the shares of Series D preferred stock and warrants and other investors purchased $150,000 of such securities. At closing, which occurred on June 20, 2013, we received an aggregate of $6,650,000 in cancellation of indebtedness and the $150,000 of additional funds. An aggregate principal amount of $4,850,000 of the senior notes surrendered in this transaction were held by certain of our officers, directors and our largest stockholder, as follows: an entity affiliated with J. David Luce, a member of our board of directors, and his spouse, held an aggregate principal amount of $2,650,000 of senior notes, and O’Connell Benjamin, our chief executive officer and a member of our board of directors, and our chief financial officer, William Marshall, each held an aggregate principal amount of $100,000 of senior notes. The parties affiliated with Mr. Luce purchased 265,000 shares of Series D preferred stock and 2,650,000 warrants and each of Mr. Benjamin and Mr. Marshall purchased 10,000 shares of Series D preferred stock and 100,000 warrants. Further, Lazarus Investment Partners LLLP, which was the beneficial owner of approximately 24.9% of our outstanding shares of common stock immediately prior to this transaction, held an aggregate principal amount of $2,000,000 of senior notes. We issued to Lazarus Investment Partners a total of 200,000 shares Series D preferred stock and 2,000,000 warrants. The manager of the general partner of Lazarus Investment Partners, LLLP, is the brother of Dr. Todd A. Borus, a member of our board of directors. In addition, Dr. Todd A. Borus participated in this transaction as an investor and purchased 2,500 shares of Series D preferred stock and 25,000 warrants. As previously reported by the company and as described elsewhere herein, the company has issued the holders of its Series D preferred stock including the related persons noted above, shares of common stock in lieu of the cash payment of dividends on the outstanding shares of Series D preferred stock.

In connection with the Series D preferred stock transaction, our chief executive officer, O’Connell Benjamin and a member of our board of directors, David Luce, agreed to grant a holder of senior notes an option to require them to purchase from him, commencing October 15, 2013, an aggregate of $350,000 of shares of Series D preferred stock and 350,000 warrants pursuant to the terms and conditions of a Put/Call Option Agreement. Under the Put/Call Option Agreement, if the holder declines to exercise its right to require the sale of these securities to Messrs. Luce and Benjamin, then they shall thereafter have a 30-day right to purchase all of such securities from the holder. Following the exercise of the option right by the holder in November 2013, each of Mr. Luce and Mr. Benjamin acquired 50% of these additional securities. Mr. Luce subsequently transferred the securities acquired upon exercise of this right to an entity affiliated with his sibling.

In addition, in connection with the foregoing, we further amended our Board Nomination and Observer Agreement with Lazarus Investment Partners LLLP. Under this amendment, we again extended by 90 days, to September 19, 2013, the time period within which Lazarus Investment Partners must decide whether to nominate an individual for election to our board of directors. Subsequently, on September 19, 2013, we further amended this agreement to extend Lazarus Investment Partner’s right to nominate an individual to our board by an additional 90 days, to December 18, 2013. In October 2013, Lazarus Investment Partners exercised its appointment right and nominated Mr. Jeffrey A. Beunier to our board. Our board subsequently increased its size to six members and elected Mr. Beunier to serve as a director on October 31, 2014. He was subsequently elected to serve as a director by the company’s stockholders at our May 2014 annual meeting.

On November 11, 2013, we entered into a securities purchase agreement with certain institutional and accredited investors to sell and issue $2.46 million of units of our securities in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. In the aggregate, we agreed to sell to the investors a total of 2,347,625 shares of common stock and warrants to purchase 774,716 shares of common stock. The shares of common stock and warrants were sold as units, at a price of $1.05 per unit, with each unit consisting of one share of common stock and one warrant to purchase 0.33 shares of common stock. This transaction closed on November 12, 2013. As a result of the consummation of the offering, two affiliated investors, AIGH Investment Partners, L.P. and AIGH Investment Partners, L.L.C., along with the individual who serves as the managing member of the general partner of AIGH Investment Partners, L.P. and the president of AIGH Investment Partners, L.L.C., subsequently filed a report on Schedule 13G indicating that following such transaction, such persons became beneficial owners of in excess of 5% of our common stock. As of the date of this Annual Report on Form 10-K, we believe that such persons no longer beneficially own in excess of 5% of our common stock.

As described in greater detail in Note 25 of Notes to Consolidated Financial Statements, on August 28, 2014, the company entered into a securities purchase agreement with certain accredited and/or institutional investors relating to a registered direct offering by the company for an aggregate of 3,041,454 shares of common stock and warrants to purchase up to an aggregate of 1,003,678 shares of common stock. One of the investors in the offering, Lazarus Investment Partners LLLP, was the beneficial owner of approximately 29.6% of our outstanding shares of common stock immediately prior to the offering, agreed to purchase $500,000 worth of shares of common stock and warrants (704,225 shares and 232,394 warrants). The manager of the general partner of Lazarus Investment Partners, LLLP, is the brother of Dr. Todd A. Borus, a member of our board of directors. Dr. Borus agreed to purchase 33,278 shares of common stock and 10,982 warrants (subscription proceeds of $25,000). Further, Sarah Trent Harris, a family member of Charles C. Lucas, the Chairman of our Board, agreed to purchase 211,268 shares of common stock and 69,718 warrants (subscription proceeds of $150,000). In addition, an entity controlled by Douglas B. Luce, the brother of J. David Luce, a member of our board of directors, agreed to purchase 352,113 shares of common stock and 116,197 warrants (subscription proceeds of $250,000). O’Connell Benjamin, our chief executive officer agreed to purchase 133,111 shares of common stock and 43,927 warrants (subscription proceeds of $100,000) and William A. Marshall, our chief financial officer, agreed to purchase 66,556 shares of common stock and 21,963 warrants (subscription proceeds of $50,000).

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The board of directors of Authentidate has selected EisnerAmper LLP (formerly Eisner LLP) as its independent registered public accounting firm for the current fiscal year. During the 2014 fiscal year, the audit services provided by EisnerAmper LLP consisted of an audit of the financial statements and services related to filings with the SEC. The following table presents the total fees billed for professional audit and non-audit services rendered by our independent registered public accounting firm for the years ended June 30, 2014 and 2013, and fees billed for other services rendered by our independent registered public accounting firm during those periods.

	Year Ended June 30,
	2014	2013
Audit Fees (1)	$176,000	$138,000

Total	$176,000	$138,000

(1)	Audit services consist of audit work performed on financial statements, audit work performed on internal control over financial reporting, reviews of Annual Reports on Form 10-K, reviews of financial statements and related Quarterly Reports on Form 10-Q during the fiscal year, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including consents for registration statement filings and responding to SEC comment letters on annual and quarterly filings. During the fiscal years ended June 30, 2014 and 2013, all reported amounts were for services provided by EisnerAmper LLP.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following Financial Statements of AHC are set forth below:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of June 30, 2014 and 2013;

•	Consolidated Statements of Operations and Comprehensive Operations for the years ended June 30, 2014, 2013 and 2012;

•	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2014, 2013, and 2012;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2014, 2013, and 2012; and

•	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

There are no schedules required for any of the years in the three year period ended June 30, 2014 pursuant to item 15 (d)

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

Dated: September 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ CHARLES C. LUCAS III Charles C. Lucas III	Chairman of the Board	September 29, 2014

/s/ J. DAVID LUCE J. David Luce	Vice Chairman of the Board	September 29, 2014

/s/ O’CONNELL BENJAMIN O’Connell Benjamin	Chief Executive Officer, President and Director	September 29, 2014

/s/ J. EDWARD SHERIDAN J. Edward Sheridan	Director	September 29, 2014

/s/ TODD A. BORUS, M.D. Todd A. Borus, M.D.	Director	September 29, 2014

/s/ JEFFREY A. BEUNIER Jeffrey A. Beunier	Director	September 29, 2014

/s/ WILLIAM A. MARSHALL William A. Marshall	Chief Financial Officer and Principal Accounting Officer	September 29, 2014

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

Item No.	Description
2.1	Share Purchase Agreement by and among Authentidate Holding Corp. and Exceet Group, dated March 9, 2011 (filed as exhibit 2.1 to Current Report on Form 8-K filed on April 7, 2011).

2.2	Joint Venture Termination Agreement dated November 21, 2011 (filed as Exhibit 2.1 to Current Report on Form 8-K filed on November 28, 2011).

3.1	Certificate of Incorporation (Exhibit 3.3.1 to Registration Statement on Form S-18, File No. 33-46246-NY).

3.1.1	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

3.1.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit C to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

3.1.3	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 23, 2011).

3.1.4	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 30, 2012).

3.2	Certificate of Designation of Series B Preferred Stock (Exhibit 3.2.1 to Form 10-KSB dated October 4, 1999).

3.2.1	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series B Convertible Preferred Stock (filed as Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2002).

3.3	Certificate of Designations, Preferences and Rights and Number of Shares of Series C 15% Convertible Redeemable Preferred Stock (filed as Exhibit 4.2 to Current Report on Form 8-K filed on October 14, 2010).

3.3.1	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series C15% Convertible Redeemable Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K filed on April 11, 2012).

3.3.2	Certificate of Designations, Preferences and Rights and Number of Shares of Series D Convertible Preferred Stock (filed as Exhibit 3.1 to Current Report filed on June 12, 2013).

3.4	By-Laws, as amended (filed as Exhibit 3.2.1 to Form 10-Q for the quarter ended March 31, 2004).

3.4.1	Amendment to By-laws (filed as Exhibit 3.1 to Current Report on Form 8-K, dated November 15, 2007).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY).

4.2	Form of Series B Preferred Stock Certificates (Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494).

Item No.	Description
4.3	Form of Warrant issued to Placement Agent dated December 7, 2009 (filed as Exhibit 4.2 to Current Report on Form 8-K dated December 8, 2009).

4.4	Form of Warrant granted pursuant to Standby Commitment dated September 22, 2009 (filed as Exhibit 4.6 to Annual Report on Form 10-K for the fiscal year ended June 30, 2010).

4.5	Form of Warrant granted to consultant (filed as Exhibit 4.6 to Annual Report on Form 10-K for the fiscal year ended June 30, 2010).

4.6	Form of Warrant issued in private placement from October 2010 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on October 14, 2010).

4.7	Form of Series C Preferred Stock Certificate (filed as Exhibit 4.3 to Registration Statement on Form S-3, Filed No. 333-17060).

4.8	Form of Warrant (filed as Exhibit 4.1 to Current Report on Form 8-K dated October 12, 2011).

4.9	Form of Warrants issued March 14, 2012 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on March 14, 2012).

4.10	Form of Warrants issued April 10, 2012 (filed as Annex C to Definitive Proxy Statement dated March 13, 2012).

4.11	Form of Warrants issued September 28, 2012 (filed as Exhibit 4.2 to Current Report on Form 8-K filed on September 28, 2012).

4.12	Form of Extension Warrants issued September 28, 2012 (filed as Exhibit 4.3 to Current Report on Form 8-K filed on September 28, 2012).

4.13	Warrant issued as of December 1, 2012 (filed as Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2012).

4.14	Form of Warrant Agreement between Authentidate Holding Corp. and Continental Stock Transfer Company, including form of certificate of warrants issuable to investors pursuant to Underwriting Agreement (filed as Exhibit 4.1 to Current Report on Form 8-K filed on June 12, 2013).

4.15	Specimen of Series D Convertible Preferred Stock Certificate (filed as Exhibit 4.2 to Current Report on Form 8-K filed on June 12, 2013).

4.16	Form of Warrant issuable pursuant to Securities Purchase Agreement dated June 11, 2013 (filed as Exhibit 4.3 to Current Report on Form 8-K filed on June 12, 2013).

4.17	Form of Warrant issued to consultant dated as of September 19, 2013 (filed as Exhibit 4.2 to Quarterly Report on Form 10-Q filed on February 14, 2014).

4.18	Form of Warrant issued to consultant dated as of September 19, 2013 (filed as Exhibit 4.3 to Quarterly Report on Form 10-Q filed on February 14, 2014).

4.19	Form of Warrant issuable to Investors dated as of November 11, 2013 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on November 13, 2013).

4.20	Form of Warrant issued to consultant dated as of December 5, 2013 (filed as Exhibit 4.3 to Quarterly Report on Form 10-Q filed on February 14, 2014).

4.21	Form of Warrant issued pursuant to Securities Purchase Agreement dated as of August 28, 2014 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on September 2, 2014).

4.22*	Form of Warrant issued to consultant dated as of September 16, 2014.

10.1§§	2000 Employee Stock Option Plan, as amended (filed as Exhibit B to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

Item No.	Description
10.2§§	Form of Stock Option Award Pursuant to 2000 Employee Stock Option Plan, as amended (filed as Exhibit 10.30.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.3§§	Form of Stock Option Award Pursuant to 2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit 10.31.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.4	Lease Agreement dated as of July 5, 2005 between Authentidate Holding Corp. and The Connell Company (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 11, 2005).

10.5§§	Employment Agreement between William A. Marshall and Authentidate Holding Corp. (filed as Exhibit 10.1 to Current Report on Form 8-K dated February 15, 2006).

10.6§§	Compensation Modification Agreement with O’Connell Benjamin (filed as Exhibit 10.1 to Current Report on Form 8-K dated February 22, 2010).

10.7§§	Compensation Modification Agreement with William Marshall (filed as Exhibit 10.2 to Current Report on Form 8-K dated February 22, 2010).

10.8§§	2010 Employee Stock Option Plan (filed as Exhibit A to definitive Proxy Statement dated April 14, 2010).

10.9§§	Form of Stock Option Award Pursuant to 2010 Employee Stock Option Plan (filed as Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended June 30, 2010).

10.10§§	2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit 10.2 to Current Report on Form 8-K dated May 25, 2010).

10.11	Form of Securities Purchase Agreement dated October 12, 2010 by and among Authentidate Holding Corp. and the Investors named therein (filed as Exhibit 10.1 to Current Report on Form 8-K filed on October 14, 2010).

10.12	Form of Registration Rights Agreement dated October 12, 2010 by and among Authentidate Holding Corp. and the Investors named therein (filed as Exhibit 10.2 to Current Report on Form 8-K filed on October 14, 2010).

10.13§§	Compensation Modification Agreement with O’Connell Benjamin (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2010).

10.14§§	Compensation Modification Agreement with William Marshall (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2010).

10.15++	Contract Award from U.S. Department of Veterans Affairs (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.16§§	2011 Omnibus Equity Incentive Plan (filed as Appendix A to the definitive proxy statement dated July 27, 2011).

10.17§§	Form of Incentive Stock Option Grant Agreement under the 2011 Omnibus Equity Incentive Plan (filed as Exhibit 10.32 to the Annual Report on Form 10-K for the year ended June 30, 2011).

10.18§§	Form of Non-Statutory Stock Option Grant Agreement under the 2011 Omnibus Equity Incentive Plan (filed as Exhibit 10.33 to the Annual Report on Form 10-K for the year ended June 30, 2011).

10.19	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to Current Report on Form 8-K dated October 12, 2011).

10.20++	Intellectual Property License and Supply Agreement dated November 21, 2011 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on November 28, 2011).

Item No.	Description
10.21	Registration Rights Agreement dated November 21, 2011 (filed as Exhibit 10.2 to Current Report on Form 8- filed on November 28, 2011).

10.22	Form of Securities Purchase Agreement dated March 9, 2012 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on March 14, 2012).

10.23	Form of Security Agreement dated March 9, 2012 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on March 14, 2012).

10.24	Form of Amendment to Security Agreement dated March 28, 2012 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on March 30, 2012).

10.25§§	Compensation Modification Agreement dated June 21, 2012 with O’Connell Benjamin (filed as Exhibit 10.1 to Current Report on Form 8-K filed on June 27, 2012).

10.26§§	Compensation Modification Agreement dated June 21, 2012 with William A. Marshall (filed as Exhibit 10.2 to Current Report on Form 8-K filed on June 27, 2012.

10.27	Form of Indemnification Agreement (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2012).

10.28§§	Employment Agreement between the Company and O’Connell Benjamin dated September 10, 2012 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on September 12, 2012).

10.29	Form of Securities Purchase Agreement dated September 24, 2012 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 28, 2012).

10.30	Form of Security Agreement dated September 24, 2012 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on September 28, 2012).

10.31	Form of Amendment Agreement dated September 24, 2012 (filed as Exhibit 10.3 to Current Report on Form 8-K filed on September 28, 2012).

10.32	Board Nominating and Observer Agreement between the Company and Lazarus Investment Partners, LLLP (filed as Exhibit 10.4 to Current Report on Form 8-K filed on September 28, 2012).

10.33§§	Compensation Modification Agreement with O’Connell Benjamin (filed as Exhibit 10.1 to Current Report on Form 8-K filed on January 17, 2013).

10.34§§	Compensation Modification Agreement with William A. Marshall (filed as Exhibit 10.2 to Current Report on Form 8-K filed on January 17, 2013).

10.35§§	Amendment to Employment Agreement with O’Connell Benjamin (filed as Exhibit 10.3 to Current Report on Form 8-K filed on January 17, 2013).

10.36§§	Amendment to Employment Agreement with William A. Marshall (filed as Exhibit 10.4 to Current Report on Form 8-K filed on January 17, 2013).

10.37§§	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.5 to Current Report on Form 8-K filed on January 17, 2013).

10.38	Form of Amendment Agreement dated March 22, 2013 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on March 27, 2013).

10.39	Amendment to Board Nomination and Observer Agreement dated March 22, 2013 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on March 27, 2013).

10.40	Form of Securities Purchase Agreement dated June 11, 2013 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on June 12, 2013).
10.41	Form of Supplement to Securities Purchase Agreement (filed as Exhibit 10.2 to Current Report on Form 8-K filed on June 12, 2013).

Item No.	Description

10.42	Form of Registration Rights Agreement dated as of June 11, 2013 (filed as Exhibit 10.3 to Current Report on Form 8-K filed on June 12, 2013).

10.43	Form of Put/Call Option Agreement dated as of June 11, 2013 (filed as Exhibit 10.4 to Current Report on Form 8-K filed on June 12, 2013).

10.44	Amendment No. 2 to Board Nomination and Observer Agreement dated as of June 11, 2013 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on June 12, 2013).

10.45	Amendment No. 3 to Board Nomination and Observer Agreement (filed as Exhibit 10.45 to Annual Report on Form 10-K filed on September 26, 2013).

10.46§§	Employment Agreement between Authentidate Holding Corp. and O’Connell Benjamin dated September 30, 2013 (filed as Exhibit 10.1 to Current Report on Form 8-K filed October 2, 2013).

10.47§§	Form of Stock Option Agreement between Authentidate Holding Corp. and O’Connell Benjamin dated September 30, 2013 (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q filed November 14, 2013).

10.48§§	Form of Performance-based Stock Option Agreement between Authentidate Holding Corp. and O’Connell Benjamin dated September 30, 2013 (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q filed November 14, 2013).

10.49	Form of Securities Purchase Agreement dated as of November 11, 2013 (filed as Exhibit 10.1 to Current Report on Form 8-K filed November 11, 2013).

10.50	Form of Registration Rights Agreement dated as of November 11, 2013 (filed as Exhibit 10.2 to Current Report on Form 8-K filed November 11, 2013).

10.51§§	Compensation Modification Agreement with O’Connell Benjamin dated January 28, 2014 (filed as Exhibit 10.1 to Current Report on Form 8-K filed January 30, 2014).

10.52§§	Compensation Modification Agreement with William A. Marshall dated January 28, 2014 (filed as Exhibit 10.2 to Current Report on Form 8-K filed January 30, 2014).

10.53§§	Form of Restricted Stock Unit Agreement granted January 28, 2014 (filed as Exhibit 10.3 to Current Report on Form 8-K filed January 30, 2014).

10.54§§	2011 Omnibus Equity Incentive Plan, as amended (filed as Annex A to the definitive Proxy Statement dated March 21, 2014).

10.55	Form of Securities Purchase Agreement dated as of August 28, 2014 (filed as Exhibit 10.1 to Current Report on Form 8-K filed September 2, 2014).

10.56*§§	Letter agreement with Chief Executive Officer dated September 26, 2014

14	Code of Ethics (Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

21*	Subsidiaries of Registrant

23.1*	Consent of EisnerAmper LLP

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.1*	The following financial information from the Authentidate Holding Corp.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Operations; (iii) the Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and, (v) the Notes to Consolidated Financial Statements.

Authentidate Holding Corp. and Subsidiaries

Index to Consolidated Financial Statements

June 30, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Authentidate Holding Corp.

We have audited the accompanying consolidated balance sheets of Authentidate Holding Corp. and subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive operations, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2014. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Authentidate Holding Corp. and subsidiaries as of June 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York

September 29, 2014

Authentidate Holding Corp. and Subsidiaries

Consolidated Balance Sheets

	June 30,
(in thousands, except per share data)	2014	2013
Assets
Current assets
Cash and cash equivalents	$1,084	$3,505
Restricted cash	256	256
Marketable securities	210	210
Accounts receivable, net	508	566
Inventory	2,937	3,959
Prepaid expenses and other current assets	259	688

Total current assets	5,254	9,184
Property and equipment, net	448	733
Other assets
Licenses, net	1,933	2,082
Other assets	593	1,194

Total assets	$8,228	$13,193

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other liabilities	$2,806	$3,459
Senior secured notes, net of unamortized discount	—	724
Deferred revenue	78	150

Total current liabilities	2,884	4,333
Long-term deferred revenue	126	184

Total liabilities	3,010	4,517

Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred stock, $.10 par value; 5,000 shares authorized, Series B, 28 shares and Series D, 665 shares issued and outstanding on June 30, 2014 and 2013, respectively	69	69
Common stock, $.001 par value; 100,000 shares authorized, 38,511 and 35,339 shares issued and outstanding on June 30, 2014 and 2013, respectively	39	35
Additional paid-in capital	201,492	197,409
Accumulated deficit	(196,382)	(188,837)

Total shareholders’ equity	5,218	8,676

Total liabilities and shareholders’ equity	$8,228	$13,193

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Operations

	Year Ended June 30,
(in thousands, except per share data)	2014	2013	2012
Revenues
Hosted software services	$2,239	$2,706	$2,590
Telehealth products and services	3,317	2,121	598

Total revenues	5,556	4,827	3,188
Operating expenses
Cost of revenues	3,759	3,454	2,589
Selling, general and administrative	7,040	6,816	6,359
Product development	1,108	1,085	928
Depreciation and amortization	766	843	1,019

Total operating expenses	12,673	12,198	10,895

Operating loss	(7,117)	(7,371)	(7,707)
Other expense, net	(26)	(3,978)	(645)

Net loss	$(7,143)	$(11,349)	$(8,352)

Basic and diluted loss per common share	$(0.26)	$(0.45)	$(0.35)

Comprehensive operations
Net loss	$(7,143)	$(11,349)	$(8,352)

Comprehensive loss	$(7,143)	$(11,349)	$(8,352)

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands)	Number of Shares	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, June 30, 2011	—	$—	23,161	$23	$172,809	$(168,358)	$4,474
Preferred stock dividends						(394)	(394)
Share-based compensation expense					296		296
Issuance of common stock, net			2,938	3	3,613		3,616
Exercise of stock options			77		62		62
Restricted shares issued for services			73		119		119
Issuance of warrants for services					5		5
Shares issued for business acquisition, net			750	1	1,205		1,206
Warrants issued with secured debt					1,781		1,781
Net loss						(8,352)	(8,352)

Balance, June 30, 2012	—	$—	26,999	$27	$179,890	$(177,104)	$2,813
Preferred stock dividends						(384)	(384)
Share-based compensation expense					305		305
Restricted shares and stock options issued for services			104		217		217
Warrants issued with secured debt					2,895		2,895
Warrants issued for services					180		180
Cost for shares issued for business acquisition					(6)		(6)
Reclass Series B preferred stock	28	3			697		700
Conversion of Series C preferred stock			3,552	4	2,838		2,842
Issuance of common stock, net			4,684	4	3,930		3,934
Issuance of Series D preferred stock, net	665	66			6,463		6,529
Net loss						(11,349)	(11,349)

Balance, June 30, 2013	693	$69	35,339	$35	$197,409	$(188,837)	$8,676
Preferred stock dividends						(402)	(402)
Restricted stock issued for preferred stock dividends			275	1	342		343
Share-based compensation expense					587		587
Issuance of common stock, net			2,348	3	2,393		2,396
Exercise of warrants			483		459		459
Restricted shares and stock options issued for services			66		216		216
Warrants issued for services					86		86
Net loss						(7,143)	(7,143)

Balance, June 30, 2014	693	$69	38,511	$39	$201,492	$(196,382)	$5,218

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	June 30,
(in thousands)	2014	2013	2012
Cash flows from operating activities
Net Loss	$(7,143)	$(11,349)	$(8,352)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount and deferred financing costs	127	2,931	647
Loss on extinguishment of secured notes	—	1,060	—
Depreciation and amortization	766	843	1,019
Share-based compensation	587	305	296
Warrants issued for services	176	105	5
Restricted shares and stock options issued for services	216	217	119
Gain on sale of non-core assets	(101)	—	—
Changes in assets and liabilities
Accounts receivable	58	79	(222)
Inventory	1,022	57	553
Prepaid expenses and other current assets	339	674	(729)
Accounts payable, accrued expenses and other liabilities	(643)	(89)	2
Deferred revenue	(130)	(47)	149

Net cash used in operating activities	(4,726)	(5,214)	(6,513)

Cash flows from investing activities
Purchases of property and equipment and other assets	(319)	(271)	(511)
Other intangible assets acquired	(162)	(169)	(41)
Payment for business acquisition	—	(31)	(725)
Net proceeds from the sale of non-core assets	851	—	—
Sales of marketable securities	—	—	770

Net cash provided (used) by investing activities	370	(471)	(507)

Cash flows from financing activities
Net proceeds from issuance of preferred and common stock and exercise of warrants	2,855	3,964	3,620
Net (repayments) proceeds from issuance of senior secured notes and warrants	(850)	3,260	4,000
Proceeds from exercise of options	—	—	62
Dividends paid	(70)	(70)	(70)

Net cash provided by financing activities	1,935	7,154	7,612

Net (decrease) increase in cash and cash equivalents	(2,421)	1,469	592
Cash and cash equivalents, beginning of period	3,505	2,036	1,444

Cash and cash equivalents, end of period	$1,084	$3,505	$2,036

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014, 2013, and 2012

1. Description of Business and Summary of Significant Accounting Policies

Authentidate Holding Corp. (Authentidate or the company) and its subsidiaries provide secure web-based software applications and telehealth products and services that enable healthcare organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. Our web-based services are delivered as Software as a Service (SaaS) to our customers interfacing seamlessly with billing, information and records management systems. These solutions incorporate multiple features and security technologies such as business-rules based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient monitoring capabilities. Both web and fax-based communications are integrated into automated, secure and trusted workflow solutions.

Our telehealth solutions provide in-home patient vital signs monitoring systems and services to improve care for patients and reduce the cost of care by delivering results to their healthcare providers via the Internet. Our solutions enable unattended measurements of patients’ vital signs and related health information and are designed to aid wellness and preventative care and deliver better care to specific patient segments who require regular monitoring of medical and behavioral health conditions. Healthcare providers can easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans securely via the Internet. The service provides a combination of care plan schedule reminders and comprehensive disease management education as well as intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Healthcare providers and health insurers are also expected to benefit by having additional tools to improve patient care and reduce in-person and emergency room patient visits and hospital readmissions. We operate our business in the United States with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. Our business is engaged in the development and sale of web-based services largely based on our Inscrybe® platform and related capabilities and telehealth services featuring our Electronic House Call™ and Interactive Voice Response and related products and services.

The company has incurred significant losses and our operations and product development activities have required substantial capital investment to date. Based on our business plan, we expect our existing resources, revenues generated from operations, net proceeds from our financing transaction in August 2014, and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months. If necessary, management of the company believes that it can reduce operating expenses and/or raise additional equity or debt financing to satisfy its working capital requirements. However, no assurances can be given that we will be able to support our costs through revenues derived from operations or generate sufficient cash flow to satisfy our other obligations. In addition, there can be no assurance that the company will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company.

As discussed more fully in Note 18 of Notes to Consolidated Financial Statements, on November 21, 2011 the company completed a transaction whereby its ExpressMD Solutions LLC joint venture became a wholly-owned subsidiary of the company.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. At June 30, 2014 and 2013 cash equivalents consisted primarily of investments in short term investments such as overnight interest bearing deposits.

Marketable Securities

Our marketable securities as of June 30, 2014 and 2013 consisted primarily of money market investments. We classify our investments as “available for sale” and they have been recorded at cost which approximates fair market value due to their variable interest rates. As a result, we have had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from such investments. All income generated from these investments is recorded as interest income.

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

Software Development Costs

Software development and modification costs incurred subsequent to establishing technological feasibility are capitalized and amortized based on anticipated revenue for the related product with an annual minimum equal

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

to the straight-line amortization over the remaining economic life of the related product (generally three years). Amortization expense of $0, $171,000 and $524,000 for the years ended June 30, 2014, 2013 and 2012, respectively, is included in depreciation and amortization expense.

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

Advertising Expenses

We recognize advertising expenses as incurred. Advertising expense was $56,000, $44,000 and $28,000 for the years ended June 30, 2014, 2013 and 2012, respectively.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

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

We have no significant off-balance sheet arrangements at June 30, 2014. At June 30, 2014, two customers represented 34% of total accounts receivable. At June 30, 2013, one customer represented 20% of total accounts receivable. For the year ended June 30, 2014, one customer accounted for approximately 58% of consolidated revenues. For the year ended June 30, 2013, two customers accounted for approximately 52% of consolidated revenues. For the year ended June 30, 2012, three customers accounted for 39% of consolidated revenues.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

Present Accounting Standards Not Yet Adopted

In July 2013 the FASB issued ASU No. 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists (a consensus of FASB Emerging Issues Task Force), which finalizes Proposed ASU No. EITF-13C, and provides explicit guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. In particular, ASU No. 2013-11 provides that an entity’s unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. As to the foregoing exception, ASU No. 2013-11 explains that the determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statue of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. ASU No. 2013-11 applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists at the reporting date. Retrospective application is also permitted. Further, ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and adoption will not have any impact on the company’s results of operations or financial position.

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which finalizes Proposed ASU Nos. 1820-100, 2011-230, and 2011-250, and is expected, among other things, to remove inconsistencies and weaknesses in revenue requirements and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In particular, the amendments in this ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, as well as some cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Notably, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement in this ASU. For public entities, the amendments in this ASU are effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2016, and early application is prohibited. Additionally, an entity should apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects this transition method, then it should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes. We are currently evaluating the impact of this standard on our consolidated financial statements.

In June 2014 the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718)—Accounting for Share—Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force), which finalizes Proposed ASU No. EITF-13D of the same name, and seeks to resolve the diversity in practice that exists when accounting for share-based payments. In particular, ASU No. 2014-12 requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation—Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards, and, thus, the performance target should not be reflected in estimating the grant-date fair value of the award. Additionally, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered; if the performance target becomes probable of being achieved before the end of the requisite service period, then the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. Finally, the total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest, and should be adjusted to reflect those awards that ultimately vest. ASU No. 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with earlier adoption permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date, or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, then the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date, and an entity may use hindsight in measuring and recognizing the compensation cost. We are currently evaluating the impact of this standard on our consolidated financial statements.

In August 2014 the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40)—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which finalizes Proposed ASU No. 2013-300, and provides guidance regarding management’s responsibility to (1) evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern, and (2) provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting, which is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance concerning management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce the diversity in practice that exists with respect to the timing and content of footnote disclosures, and requires management to assess an organization’s ability to continue as a going concern by incorporating and expanding upon certain principles that currently exist in U.S. auditing standards. Specifically, these amendments provide a definition of the term “substantial doubt”, and add new Subtopic 205-40, Presentation of Financial Statements—Going Concern, which (1) requires an evaluation every reporting period, including interim periods, (2) sets forth principles for considering the mitigating effect of management’s plans, (3) mandates certain disclosures when substantial doubt is alleviated as a result of the

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

consideration of management’s plans, (4) mandates an express statement, and other disclosures, when substantial doubt is not alleviated, and (5) requires an assessment for a period of one year after the date that the financial statements are issued, or are available to be issued. ASU No. 2014-15 applies to all entities, and is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early application permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

On August 23, 2011, the stockholders approved the 2011 Omnibus Equity Incentive Plan (the 2011 Plan). The 2011 Plan replaces the 2010 Employee Stock Option Plan and the 2001 Non-Executive Director Stock Option Plan. On May 1, 2014, the stockholders approved an amendment to the 2011 Plan to increase the number of shares available under the plan by 3,400,000 shares. The 2011 Plan, as amended, provides for the issuance of up to 6,750,000 shares of the company’s common stock in connection with stock options, restricted share awards and other stock compensation vehicles. The 2011 Plan is administered by a committee designated by the board of directors comprised entirely of outside directors. The board or the committee, as the case may be, has the discretion to determine eligible participants and the types of awards and the terms of such awards. Vesting of stock options generally occurs one-third per year over three years or subject to performance based vesting conditions and options generally have a life of ten years. The restricted stock units awarded during fiscal 2013 and 2014 are subject to performance-based vesting conditions. The board or the committee has full authority to interpret the 2011 Plan and to establish and amend rules and regulations relating thereto. Under the 2011 Plan, the exercise price of an option designated as an ISO may not be less than the fair market value of the company’s common stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent shareholder, the exercise price shall be at least 110% of such fair market value. The aggregate fair market value on the grant date of shares subject to options which are designated as ISOs which become exercisable in any calendar year, shall not exceed $100,000 per optionee.

The board or the committee may in its sole discretion grant bonuses or authorize loans to or guarantee loans obtained by a participant to enable such participant to pay any taxes that may arise in connection with the exercise or cancellation of an option. As of June 30, 2014, 2013 and 2012, no loans had been granted or guaranteed. Loans may not be granted or guaranteed for directors or executive officers.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

Stock option activity under the company’s stock option plans for employees and non-executive directors for the period ended June 30, 2014 is as follows (in thousands, except per share and average life data):

Employees Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2011	1,972	$4.56
Granted	579	1.42
Exercised	(2)	1.20
Expired/forfeited	(259)	1.91

Outstanding, June 30, 2012	2,290	4.06
Granted	233	1.41
Expired/forfeited	(252)	1.87

Outstanding, June 30, 2013	2,271	3.94
Granted	783	0.92
Expired/forfeited	(435)	1.11

Outstanding June 30, 2014	2,619	$3.59	5.79	$—

Exercisable at June 30, 2014	1,361	$5.27	4.25	$—

Expected to vest at June 30, 2014	1,004	$1.77	7.45	$—

Non-Executive Director Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2011	250	$4.36
Granted	35	1.72
Expired	(42)	5.07

Outstanding, June 30, 2012	243	3.86
Granted	218	1.01
Expired	(89)	4.76

Outstanding, June 30, 2013	372	1.97
Granted	379	0.92
Expired	(9)	6.08

Outstanding, June 30, 2014	742	$1.39	8.08	$—

Non-executive director options are granted at market price and vest on the grant date.

As of June 30, 2014, there were approximately 910,370 restricted stock units outstanding that were granted to employees on January 15, 2013 and January 28, 2014, in connection with the company’s compensation modification program. These restricted stock units vest when the company achieves cash flow breakeven, as defined.

Under the 2011 Plan, the company’s non-employee directors continued to have the option to elect to receive up to 100% of their cash director compensation, including amounts payable for committee service, service as a

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

committee chair and per meeting fees, in restricted shares of our common stock issued at fair value in accordance with the terms of the 2011 Plan. In December 2012, the board of directors agreed that all non-employee directors would receive all of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of our common stock or stock options issued at fair value in accordance with the terms of the 2011 Plan for periods ending after December 2012. During the year ended June 30, 2014, the company issued 65,380 shares of restricted common stock and 302,149 stock options (with a fair value of approximately $216,000) to certain non-executive directors in connection with this program. In July 2014, the company issued 35,417 shares of restricted common stock (with a fair value of approximately $23,000) to such directors under the program.

Share-based compensation expense by category is as follows (in thousands):

	June 30,
	2014	2013	2012
SG&A	$527	$245	$241
Product development	40	40	35
Cost of revenues	20	20	20

Share-based compensation expense	$587	$305	$296

The accounting guidance requires cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The company did not realize any tax benefits from the exercise of stock options during the years ended June 30, 2014, 2013 and 2012.

We computed the estimated fair values of all option-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. We based our estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on our historical stock volatility. The assumptions used in our Black-Scholes calculations for fiscal 2014, 2013 and 2012 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Expected Option Life (Months)
Fiscal year 2014	1.4%	0%	89%	48
Fiscal year 2013	0.6%	0%	107%	48
Fiscal year 2012	1.5%	0%	114%	48

The Black-Scholes option-pricing model requires the input of highly subjective assumptions. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of share-based compensation for employee and director stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation as circumstances change and additional data becomes available over time, which may result in changes to these assumptions and methodologies. Such changes could materially impact the company’s fair value determination.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

As of June 30, 2014, there was approximately $1,078,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements which is expected to be recognized over a weighted-average period of 27 months.

The total intrinsic value of options exercised was $0, $0 and $1,400 for fiscal years ended 2014, 2013 and 2012, respectively. The weighted average grant date fair value of options granted during the fiscal years ended June 30, 2014, 2013 and 2012 was approximately $0.64, $0.86 and $1.08. The values were calculated using the Black-Scholes model.

The total fair value of shares vested was $454,000, $297,000 and $240,000 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

3. Loss per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	June 30,
	2014	2013	2012
Net loss	$(7,143)	$(11,349)	$(8,352)
Preferred stock dividends	(402)	(384)	(394)
Deemed preferred stock dividends	(2,017)	(906)	(223)

Net loss applicable to common shareholders	$(9,562)	$(12,639)	$(8,969)

Weighted average shares	37,196	28,086	25,700

Basic and diluted loss per common share	$(0.26)	$(0.45)	$(0.35)

The deemed preferred stock dividends included in the loss per share calculation represent the accretion of the fair value of the warrants issued in connection with the extension of the redemption date of the Series C 15% convertible redeemable preferred stock over the period from issuance through the conversion date in April 2013. Beginning in June 2013, the deemed preferred stock dividends also include the accretion of the fair value allocated to a non-cash beneficial conversion feature related to the Series D preferred stock issued in June 2013. The beneficial conversion feature is being amortized over the period from issuance through the earliest permitted conversion date in December 2013. As discussed more fully in Note 11 of Notes to Consolidated Financial Statements, the fair value of the warrants was determined using the Black-Scholes option pricing model. All common stock equivalents were excluded from the loss per share calculation for all periods presented because the impact is antidilutive. At June 30, 2014 options (3,361,000), restricted stock units (910,000), warrants (26,807,000), Series D preferred stock (6,125,000) and Series B preferred stock (250,000) were outstanding. At June 30, 2013 options (2,643,000), restricted stock units (576,000), warrants (24,966,000), Series D preferred stock (6,125,000) and Series B preferred stock (250,000) were outstanding. At June 30, 2012, options (2,533,000), warrants (8,651,000), Series C preferred stock (2,500,000) and Series B preferred stock (250,000) were outstanding.

4. Sale of Non-Core Assets

In February 2014, the company completed the sale of all of its shares in Health Fusion, Inc. in connection with a share buy-back program initiated by Health Fusion. Net proceeds from the sale were approximately

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

$851,000 and the company recorded a gain on the sale of this investment of approximately $101,000 which is included in other income. The company made a $750,000 investment in Health Fusion in fiscal 2005. The investment was accounted for using the cost method and was included in other assets through the date of the sale.

5. Inventory

In connection with our manufacturing and sales plans for our telehealth service, the company has purchased certain components and contract manufacturing services for the production of the monitoring appliance. Inventory consists of the following (in thousands):

	June 30,
	2014	2013
Purchased components	$2,735	$3,094
Finished goods	202	865

Total inventory	$2,937	$3,959

6. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,		Estimated Useful Life In Years
	2014	2013
Machinery and equipment	$5,071	$5,002	3-6
Furniture and fixtures	236	236	5-7
Leasehold improvements	240	240	5

	5,547	5,478
Less: Accumulated depreciation and amortization	(5,099)	(4,745)

	$448	$733

Depreciation and amortization expense on property and equipment for the years ended June 30, 2014, 2013 and 2012 was approximately $354,000, $354,000 and $252,000, respectively.

7. Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist of the following (in thousands):

	June 30,
	2014	2013
Accounts payable and accrued expenses	$2,651	$3,324
Accrued vacation	155	135

	$2,806	$3,459

8. Senior Secured Notes

On March 9, 2012 and September 24, 2012, the company entered into securities purchase agreements with certain accredited investors pursuant to which we sold an aggregate principal amount of $7,350,000 of senior

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

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

The company allocated the proceeds from the secured note transactions to the secured notes and the warrants based on the relative fair values of such instruments using the present value of the secured notes at a market rate of interest and the fair value of the warrants based on the Black-Scholes option pricing model and the applicable assumptions set forth in Note 2 of Notes to Consolidated Financial Statements. This allocation resulted in an effective interest rate for the secured notes from March 2012 through September 2012 of approximately 54% per annum. Following the extension of the secured notes issued in March 2012 the effective interest rate for the remaining term was approximately 47% per annum. The effective interest rate for the secured notes issued in September 2012 was approximately 41% per annum. However, since the subjective nature of the inputs for the option pricing models can materially affect fair value estimates, in management’s opinion, such models may not provide a reliable single measure of the fair value of the warrants and the resulting effective interest rates. In connection with the secured note transactions the company recorded senior secured promissory notes of $7,350,000, debt discount of $4,726,000, and additional paid-in-capital of $4,676,000 related to the fair value of the warrants. The non-cash amortization of the debt discount and deferred financing costs of $127,000, $2,931,000 and $647,000 is included in other expense for the years ended June 30, 2014, 2013 and 2012, respectively.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

In connection with the sale of Series D convertible preferred stock discussed in Note 19 of Notes to Consolidated Financial Statements, holders of $6,500,000 of secured notes agreed to cancel their notes in exchange for the Series D shares and warrants issued in the sale. The company completed this transaction on June 20, 2013 and recorded the reduction in secured notes and the related unamortized debt discount and deferred financing costs on such date. The early extinguishment of the secured notes resulted in a non-cash loss on extinguishment of approximately $1,060,000 which is equal to the remaining unamortized debt discount and deferred financing costs related to the cancelled notes as of the extinguishment date. The loss on extinguishment is included in other expense for the year ended June 30, 2013. The aggregate principal amounts of $850,000 of senior notes outstanding following the Series D transaction was repaid on October 31, 2013, the stated maturity date.

The following table sets forth the secured notes and unamortized debt discount (in thousands):

	June 30,
	2014	2013
Senior secured notes	$—	$850
Unamortized debt discount	—	(126)

Senior secured notes, net	$—	$724

9. Income Taxes

At June 30, 2014, the company had federal and state net operating loss carryforwards for tax purposes of approximately $153,000,000 and $65,000,000, respectively. Approximately $5,300,000 of the federal net operating loss carryforwards are Separate Return Limitation Year (SRLY) and can only be used by the entity that generated these losses in the separate return years. Federal net operating losses expire in various years between fiscal 2019 and fiscal 2034 and state net operating losses expire in various years between fiscal 2015 and fiscal 2034. The company also has a capital loss carryforward for tax purposes of approximately $13,600,000 related to the sale of its German subsidiary which expires in fiscal 2016 and can only be applied towards capital gains.

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% as follows (in thousands):

	Year Ended June 30,
	2014	2013	2012
Computed expected tax benefit	$(2,429)	$(3,859)	$(2,840)
Benefit attributable to net operating loss and tax credit carry forwards and other deductible temporary differences not recognized	2,429	3,859	2,840

Income tax expense	$—	$—	$—

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

The components of deferred tax assets and liabilities consist of the following (in thousands):

	June 30,
	2014	2013
Deferred tax asset:
Intangible assets	$690	$768
Deferred compensation	775	596
Accrued expenses and other	262	300
Net operating loss and tax credit carryforwards	61,831	63,635

Total gross deferred tax assets	63,558	65,299
Less: Valuation allowance	(63,558)	(65,299)

Net deferred tax assets	$—	$—

The company has recorded a full valuation allowance of an amount equal to its deferred tax assets since it believes it is more likely than not that such deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended June 30, 2014, 2013 and 2012 was a decrease of approximately $1,741,000 for 2014 and increases of $3,131,000 and $667,000 for 2013 and 2012, respectively. As of June 30, 2014, the company has not recorded any unrecognized tax benefits, which remains unchanged from previous years. The company’s tax years June 2010 through June 2013 remain open to examination for most U.S. taxing authorities.

10. Lease Commitments

The company is obligated under operating leases for facilities and equipment expiring at various dates through the year 2017. Future minimum payments are as follows (in thousands):

		Operating Leases
Year Ending June 30:	2015	$512
	2016	512
	2017	299
	2018	—
	2019	—
	Thereafter	—

		$1,323

Rental expense was approximately $481,000, $477,000 and $487,000 for the years ended June 30, 2014, 2013 and 2012, respectively. At June 30, 2014 and 2013, restricted cash was being held as collateral for a letter of credit securing certain lease payments.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

In connection with the private placement transaction discussed in Note 19 of Notes to Consolidated Financial Statements, in October 2010 the company issued a total of 1,250,000 shares of Series C 15% convertible redeemable preferred stock. On April 9, 2012 the stockholders of the company approved amendments to the Series C 15% convertible redeemable preferred stock whereby the maturity date was extended by 12 months through April 12, 2013 and the dividend rate was increased to 20% per annum for the extension period. Following these amendments, each share of preferred stock had a stated value of $1.60 per share, and, subject to the rights of the company’s senior securities, had the following rights: (i) to receive dividends which accrued at the rate of 20% per annum (15% prior to April 13, 2012) payable in shares of common stock upon conversion or in cash upon redemption; (ii) effective upon shareholder approval, to convert into shares of common stock determined by dividing the stated value, plus accrued and unpaid dividends, by the conversion price, which was $0.80; (iii) to receive a liquidation preference equal to the sum of the stated value of each share of preferred stock, plus dividends; and (iv) unless converted, to be redeemed by the company 30 months from the date of issuance at a redemption price equal to the 102.5% of the stated value of the preferred stock, plus any accrued but unpaid dividends. At a special meeting of stockholders held on April 5, 2013, our stockholders approved the automatic conversion of the shares of Series C preferred stock into an aggregate of 3,551,541 shares of common stock, including 1,051,541 shares of common stock issued in lieu of accrued but unpaid dividends on the Series C preferred stock.

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

As of June 30, 2014, there are 28,000 shares of Series B preferred stock outstanding. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note. The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 250,000 shares of our common stock at a conversion rate of $2.80 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. Following the conversion of the Series C preferred stock discussed above, the contingency regarding the redemption of the Series B preferred stock was removed. Accordingly, the Series B preferred stock was reclassified to shareholders’ equity following the conversion of the Series C preferred stock. At June 30, 2014, the company has accrued dividends in the amount of $17,500 which remain unpaid.

As of June 30, 2014, there are 665,000 shares of Series D convertible preferred stock outstanding. The Series D preferred stock was issued in June 2013 and can be converted by the holders into an aggregate of 6,125,024 shares of common stock at an initial conversion rate of $1.08571 per share. The holder of such shares has the right to convert the preferred shares at anytime commencing on the six month anniversary of the issue date; however, the shares received upon conversion may not be offered or sold except pursuant to an effective

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The company has the right to repurchase the outstanding Series D preferred stock at a redemption price equal to $10.00 per share, plus accrued and unpaid dividends, beginning two years after issuance and to require holders to convert their Series D preferred stock beginning three years after issuance. Dividends on the Series D preferred stock accrue at a rate of 5% per annum and are payable semi-annually in cash or stock at the company’s option. The company paid accrued dividends of $177,637 as of December 31, 2013 and $164,884 as of June 30, 2014 to holders of outstanding shares of Series D convertible preferred stock through the issuance of a total of 275,228 shares of restricted common stock in accordance with the applicable terms of the Series D convertible preferred stock. At June 30, 2014, the company has no dividends which remain unpaid.

12. Common Stock Warrants

As discussed more fully in Notes 8, 11 and 19 of Notes to Consolidated Financial Statements, during fiscal 2012 the company issued warrants to purchase shares of the company’s common stock as follows: 3,022,388 warrants to accredited investors in connection with the issuance of senior secured notes, 825,000 warrants to the holders of Series C preferred stock in connection with the extension of the maturity date for such securities and 1,468,752 warrants to institutional and accredited investors in a registered direct offering. These warrants are fully vested and have exercise prices of $1.34, $1.60 and $2.00, respectively.

As discussed more fully in Notes 8 and 19 of Notes to Consolidated Financial Statements, during fiscal 2013 the company issued warrants to purchase shares of the company’s common stock as follows: 2,558,139 warrants to accredited investors in connection with the issuance of senior secured notes, 2,197,674 warrants to accredited investors in connection with the extension of the maturity date of the senior secured notes issued in fiscal 2012, 6,650,000 warrants to accredited investors in connection with the sale of Series D preferred stock and 4,683,685 warrants to institutional and accredited investors in an underwritten offering. These warrants are fully vested and have exercise prices of $1.34, $1.34, $0.95 and $0.95, respectively. During fiscal 2013, the company also issued warrants to purchase 225,000 shares of the company’s common stock to a consultant for services. These warrants vested on a pro-rata basis through August 31, 2013 and have an exercise price of $1.34 per share. The fair value of these warrants, as determined by the Black Scholes Model was charged to operations over the twelve month term of the contract which expired on November 30, 2013.

As discussed more fully in Note 19 of Notes to Consolidated Financial Statements, during fiscal 2014, the company issued warrants to purchase 774,716 shares of the company’s common stock to accredited investors in connection with a private placement in November 2013. These warrants are fully vested and are exercisable at $1.38 per share. In addition, during the fiscal 2014, the company issued warrants to purchase shares of the company’s common stock as follows: (i) 50,000 warrants to a consultant for services with an exercise price of $0.89 per share. These warrants vest monthly in arrears through July 31, 2014, have a five year life and, subject to vesting requirements, are exercisable beginning six months after the grant date, (ii) 500,000 warrants to a consultant for services with an exercise price of $1.34 per share, and (iii) 1,000,000 warrants to a consultant for services with an exercise price of $1.76 per share. These warrants vest in equal installments of 50,000 warrants and 100,000 warrants, respectively, based on performance-based targets related to service revenues recognized by the company from customers covered by such agreements, have a five year life, and, subject to vesting requirements, are exercisable beginning six months after the grant date. The fair value of these warrants, as determined by the Black Scholes Model, is being charged to operations over the service period for the time based warrants and for the performance based warrants costs will be recognized during the periods that performance targets are achieved. During fiscal year 2014, 100,000 warrants vested and the fair value of those warrants of $59,000 was charged to operations.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

Except for 1,400,000 of the performance based warrants and 4,167 of the time based warrants issued to the consultants in fiscal 2014, all of the outstanding warrants are exercisable at June 30, 2014. A schedule of common stock warrant activity is as follows (in thousands, except per share and average life data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2011	3,410	$1.48
Warrants issued	5,316	1.56
Warrants exercised	(75)	0.78

Outstanding, June 30, 2012	8,651	1.53
Warrants issued	16,315	1.03

Outstanding, June 30, 2013	24,966	1.23
Warrants issued	2,324	1.52
Warrants exercised	(483)	0.95

Outstanding, June 30, 2014	26,807	$1.26	3.50	$—

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2014, we are not aware of any obligations under such indemnification agreements that would require material payments.

14. Supplemental Cash Flow Information

We did not pay any income taxes or interest during the fiscal years ended June 30, 2014, 2013 and 2012. See Notes 8, 11 and 18 of Notes to Consolidated Financial Statements for supplemental cash flow information regarding debt discount, the non-cash loss on extinguishment of secured notes, the non-cash dividends paid in connection with the Series C and Series D preferred stock, the reclassification of the Series B preferred stock to shareholders equity and the acquired licenses, respectively.

15. Employee Benefit Plan

The company maintains a qualified defined contribution 401(k) profit sharing plan for all eligible employees and may make discretionary contributions in percentages of compensation, or amounts as determined by our board of directors. The company did not make any contributions to the plan for the years ended June 30, 2014, 2013 and 2012.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

16. Other Intangible Assets

The following table set forth licenses, net and other intangible assets that are included in other assets as follows (in thousands):

	June 30, 2014			June 30, 2013			Useful Life In Years
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$353	$256	$97	$350	$236	$114	17
Trademarks	205	97	108	201	87	114	20
Acquired technologies	72	72	—	72	72	—	2
Licenses	3,887	1,954	1,933	3,733	1,651	2,082	3-10

Total	$4,517	$2,379	$2,138	$4,356	$2,046	$2,310

As of June 30, 2014 and 2013 goodwill amounted to $50,000 and is included in other assets.

The company amortizes other intangible assets using the straight line method. Amortization expense was approximately $333,000, $291,000 and $190,000 for the years ended June 30, 2014, 2013 and 2012, respectively.

Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

2015	$356
2016	387
2017	295
2018	287
2019	274
Thereafter	539

$2,138

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

On November 21, 2011, the company entered into a definitive joint venture termination agreement with EncounterCare Solutions, Inc. (“ECS”), providing for the assignment and transfer to the company of all of the membership interests held by ECS in ExpressMD Solutions. At the closing on November 21, 2011, the joint venture agreement was terminated, ExpressMD Solutions became a wholly-owned subsidiary of the company and ECS and an affiliated company of ECS entered into an intellectual property license and supply agreement and the company and ECS entered into a registration rights agreement. Pursuant to the license agreement, the company was granted a worldwide, perpetual, irrevocable, royalty-free, non-exclusive license to use the intellectual property of ECS and the affiliated company of ECS to continue to commercialize and develop the remote patient monitoring devices and related software sold by ExpressMD Solutions and to develop improvements and other products based on such intellectual property. Further, pursuant to the license agreement, the company shall supply to ECS, and ECS shall purchase exclusively from the company, such quantities of the ExpressMD Solutions device as is reasonably requested by ECS. Pursuant to the registration rights agreement the company filed a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock issued at closing which was declared effective on April 5, 2012. The termination agreement also provides that within 90 days immediately prior to the fifth anniversary of the closing date, the company shall assign the trademark “ExpressMD” to ECS. At that time, the company will have a limited period within which to transition to a new trademark for the ExpressMD products. The company believes that this transaction provides it with greater flexibility to meet emerging market needs in the telehealth space and will enable it to continue to offer innovative and leading-edge products and solutions to its customers. The transaction was accounted for under the purchase method of accounting and, as discussed above, ExpressMD Solutions will continue to be consolidated in the company’s financial statements. The company paid $1,000,000 in cash, forgave a receivable for approximately $58,000 and issued 750,000 shares of company stock valued at $1,215,000, based on the closing market price for the shares at closing, for a total purchase price of approximately $2,273,000. The company also incurred acquisition related costs of approximately $36,000 which were expensed as selling, general and administrative expenses and approximately $15,000 to cover the registration of the common stock issued in connection with the transaction. The company allocated the entire purchase price to the licensed intangible assets referred to above since the joint venture had no assets or liabilities on the closing date. We estimated the fair value of the license using level 3 inputs for future operating results and present value techniques applied to estimated royalty amounts which is a common method used to value licensed intangible assets. There was no bargain purchase gain or goodwill related to the transaction.

19. Equity Offerings

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

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

As of June 30, 2014, 22,000 Series B preferred shares have been converted leaving 28,000 shares outstanding. Commencing October 2004, the Series B preferred stock is redeemable at the option of the company without regard to the closing price of the company’s common stock. During the fiscal years ended June 30, 2014 and 2013, no Series B preferred stock was redeemed.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

20. Related Party Transactions

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

As discussed in greater detail in Note 19 to Consolidated Financial Statements, on October 13, 2010, the company completed a transaction in which it sold a total of 1,250,000 units of its securities to certain institutional and accredited investors for gross proceeds of $5.0 million. As a result of the consummation of this transaction, two investors, Lazarus Investment Partners LLLP and AQR Capital Management LLC, subsequently filed reports on Schedule 13G indicating that following such transaction, such persons became beneficial owners of in excess of 5% of the company’s common stock. Subsequently, in May 2011, the company’s stockholders elected Dr. Todd A. Borus to serve on its board of directors and he has been re-elected as a director at each of our subsequent annual meetings. Dr. Borus is the brother of the manager of the general partner of Lazarus Investment Partners, LLLP.

As described in greater detail in Note 19 of Notes to Consolidated Financial Statements, on October 7, 2011, the company entered into a securities purchase agreement with certain accredited and/or institutional investors relating to a registered direct offering by the company for an aggregate of 2,937,497 shares of common stock of the company and warrants to purchase up to an aggregate of 1,468,752 shares of common stock. One of the investors in this offering, Lazarus Investment Partners LLLP, which was the beneficial owner of approximately 13.7% of the company’s outstanding shares of common stock immediately prior to the offering, agreed to purchase 714,285 shares of common stock and warrants to purchase 357,143 shares of common stock. The manager of the general partner of Lazarus Investment Partners, LLLP, is the brother of Dr. Todd A. Borus, a member of our board of directors. In addition, Douglas B. Luce, the brother of J. David Luce, a member of our board of directors, agreed to purchase 285,714 shares of common stock and warrants to purchase 142,857 shares of common stock. The participation by these investors was on the same terms as the other investors in the offering.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

As described in greater detail in Note 8 of Notes to Consolidated Financial Statements, J. David Luce, a member of our board of directors, John J. Waters, who was a member of our board of directors at the time of the transactions, O’Connell Benjamin, our chief executive officer and a member of our board of directors, William Marshall, our chief financial officer and Lazarus Investment Partners LLLP, the manager of which is the brother of Dr. Todd A. Borus a member of our board of directors, participated in one or both of the company’s senior secured note transactions completed in March 2012 and September 2012 and the agreement to extend the maturity date of the March 2012 notes.

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

As described in greater detail in Note 19 of Notes to Consolidated Financial Statements, in June 2013, we entered into a securities purchase agreement with certain accredited investors pursuant to which we agreed to issue a total of 665,000 shares of Series D preferred stock and warrants to purchase 6,650,000 shares of common stock. The shares of Series D preferred stock and warrants were sold as units, with each unit consisting of one share of Series D preferred stock and ten warrants. Investors that held an aggregate principal amount of $6,500,000 of senior notes agreed to surrender their notes in consideration of the issuance of the shares of Series D preferred stock and warrants and other investors purchased $150,000 of such securities. At closing, which occurred on June 20, 2013, we received an aggregate of $6,650,000 in cancellation of indebtedness and the

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

$150,000 of additional funds. An aggregate principal amount of $4,850,000 of the senior notes surrendered in this transaction were held by certain of our officers, directors and our largest stockholder, as follows: an entity affiliated with J. David Luce, a member of our board of directors, and his spouse, held an aggregate principal amount of $2,650,000 of senior notes, and O’Connell Benjamin, our chief executive officer and a member of our board of directors, and our chief financial officer, William Marshall, each held an aggregate principal amount of $100,000 of senior notes. The parties affiliated with Mr. Luce acquired 265,000 shares of Series D preferred stock and 2,650,000 warrants and each of Mr. Benjamin and Mr. Marshall acquired 10,000 shares of Series D preferred stock and 100,000 warrants. Further, Lazarus Investment Partners LLLP, which was the beneficial owner of approximately 24.9% of our outstanding shares of common stock immediately prior to this transaction, held an aggregate principal amount of $2,000,000 of senior notes. We issued to Lazarus Investment Partners a total of 200,000 shares of Series D preferred stock and 2,000,000 warrants. The manager of the general partner of Lazarus Investment Partners, LLLP, is the brother of Dr. Todd A. Borus, a member of our board of directors. In addition, Dr. Todd A. Borus participated in this transaction as an investor and purchased 2,500 shares of Series D preferred stock and 25,000 warrants. As previously reported by the company and as described elsewhere herein, the company has issued the holders of its Series D preferred stock including the related persons noted above, shares of common stock in lieu of the cash payment of dividends on the outstanding shares of Series D preferred stock.

In addition, in connection with the foregoing, we further amended our Board Agreement with Lazarus Investment Partners LLLP. Under this amendment, we again extended by 90 days, to September 19, 2013, the time period within which Lazarus Investment Partners must decide whether to nominate an individual for election to our board of directors. Subsequently, on September 19, 2013, we further amended the Board Agreement to extend by an additional 90 days, to December 18, 2013, the time period within which Lazarus Investment Partners must decide whether to nominate an individual for election to our board of directors. In October 2013, Lazarus Investment Partners exercised its appointment right and nominated Mr. Jeffrey A. Beunier to our board. Our board subsequently increased its size to six members and elected Mr. Beunier to serve as a director on October 31, 2014. He was subsequently elected to serve as a director by the company’s stockholders at our May 2014 annual meeting.

In connection with the Series D preferred stock transaction, our chief executive officer, O’Connell Benjamin and a member of our board of directors, David Luce, agreed to grant a holder of senior notes an option to require them to purchase from him, commencing October 15, 2013, an aggregate of $350,000 of shares of Series D preferred stock and 350,000 warrants pursuant to the terms and conditions of a Put/Call Option Agreement. Under the Put/Call Option Agreement, if the holder declines to exercise its right to require the sale of these securities to Messrs. Luce and Benjamin, then they shall thereafter have a 30-day right to purchase all of such securities from the holder. Following the exercise of the option right by the holder in November 2013, each of Mr. Luce and Mr. Benjamin acquired 50% of these additional securities. Mr. Luce subsequently transferred the securities acquired upon exercise of this right to an entity affiliated with his sibling.

As discussed more fully in Note 19 of Notes to the Consolidated Financial Statements, on November 11, 2013, we entered into a securities purchase agreement with certain institutional and accredited investors to sell and issue $2.46 million of units of our securities in a private placement consisting of a total of 2,347,625 shares of common stock and warrants to purchase 774,716 shares of common stock. As a result of the consummation of the offering, two affiliated investors, AIGH Investment Partners, L.P. and AIGH Investment Partners, L.L.C., along with the individual who serves as the managing member of the general partner of AIGH Investment Partners, L.P. and the president of AIGH Investment Partners, L.L.C., subsequently filed a report on Schedule 13G indicating that following such transaction, such persons became beneficial owners of in excess of 5% of our common stock. As of the date of this Annual Report on Form 10-K, we believe that such persons no longer beneficially own in excess of 5% of our common stock.

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

21. Other Expense, Net

Other income (expense) consists of the following (in thousands):

	June 30,
	2014	2013	2012
Amortization of debt discount	$(126)	$(2,904)	$(647)
Loss on extinguishment of secured notes	—	(1,060)	—
Amortization of deferred financing costs	(1)	(27)	—
Interest income	—	—	2
Net gain from sale of non-core assets	101	—	—
Miscellaneous income	—	13	—

Total other expense	$(26)	$(3,978)	$(645)

22. Fair Value Measurements

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

The company’s assets subject to fair value measurements as of June 30, 2014 and 2013 are as follows (in thousands):

	Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
June 30, 2014
Current marketable securities—available for sale	$210	$210	$—	$—

Total	$210	$210	$—	$—

June 30, 2013
Current marketable securities—available for sale	$210	$210	$—	$—

Total	$210	$210	$—	$—

For the years ended June 30, 2014 and 2013, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings.

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

June 30, 2014, 2013, and 2012

23. Accounting Standards Adopted in Fiscal 2014

The company adopted the following FASB Accounting Standards Update (ASU) during fiscal 2014:

•

ASU 2011-11 “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities” which requires disclosure of net and gross positions in covered financial instruments which are (1) offset in accordance with ASC Sections 210-20-45 or 815-10-45, or (2) subject to an enforceable netting or other similar arrangement. The new disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013 and are required for all prior comparative periods presented.

The adoption of the ASU described above had no impact on the company’s results of operations or financial position.

24. Quarterly Financial Data (Unaudited)

	(in thousands)
Fiscal Year Ended June 30,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Revenues	$1,805	$1,461	$1,221	$1,070
Operating expenses	3,584	3,006	2,903	3,181
Net loss	(1,874)	(1,577)	(1,581)	(2,111)
Loss per share	$(0.09)	$(0.07)	$(0.04)	$(0.06)

2013
Revenues	$921	$1,051	$1,410	$1,445
Operating expenses	2,888	2,960	3,268	3,082
Net loss	(2,515)	(2,733)	(2,670)	(3,431)
Loss per share	$(0.11)	$(0.11)	$(0.11)	$(0.12)

2012
Revenues	$751	$661	$764	$1,012
Operating expenses	2,666	2,327	2,684	3,218
Net loss	(1,915)	(1,664)	(2,018)	(2,755)
Loss per share	$(0.08)	$(0.06)	$(0.08)	$(0.13)

25. Subsequent Events

On August 28, 2014, we entered into securities purchase agreements with certain institutional and/or accredited investors, including certain affiliated persons, pursuant to which we sold an aggregate of 3,041,454 shares of common stock and warrants to purchase up to an aggregate of 1,003,678 shares of common stock for gross proceeds of $2,169,040 in a registered direct offering. The purchase price for a unit consisting of one share of common stock and a warrant to purchase 0.33 shares of common stock was $0.71, except that such purchase price per unit was $0.75125 for those investors that are our officers or directors. The warrants are exercisable for a period of 54 months commencing on the six month anniversary of the date on which they are issued and have an initial exercise price of $0.8875 per share. The net proceeds to us from this transaction, after deducting estimated offering expenses, are approximately $2.13 million. One of the investors in the offering, Lazarus Investment Partners LLLP, was the beneficial owner of approximately 29.6% of our outstanding shares of common stock immediately prior to the offering, agreed to purchase $500,000 worth of shares of common stock

Authentidate Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2014, 2013, and 2012

and warrants (704,225 shares and 232,394 warrants). The manager of the general partner of Lazarus Investment Partners, LLLP, is the brother of Dr. Todd A. Borus, a member of our board of directors. Dr. Borus agreed to purchase 33,278 shares of common stock and 10,982 warrants (subscription proceeds of $25,000). Further, Sarah Trent Harris, a family member of Charles C. Lucas, the Chairman of our Board, agreed to purchase 211,268 shares of common stock and 69,718 warrants (subscription proceeds of $150,000). In addition, an entity controlled by Douglas B. Luce, the brother of J. David Luce, a member of our board of directors, agreed to purchase 352,113 shares of common stock and 116,197 warrants (subscription proceeds of $250,000). O’Connell Benjamin, our chief executive officer agreed to purchase 133,111 shares of common stock and 43,927 warrants (subscription proceeds of $100,000) and William A. Marshall, our chief financial officer, agreed to purchase 66,556 shares of common stock and 21,963 warrants (subscription proceeds of $50,000).