Form 10-Q
period 2014-09-30
AUTHENTIDATE HOLDING CORP
filed 2014-11-13
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 6, 2014
Common Stock, $0.001 par value per share	41,601,712 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

( in thousands, except per share data )	September 30, 2014 (Unaudited)	June 30, 2014

Assets
Current assets
Cash and cash equivalents	$1,369	$1,084
Restricted cash	256	256
Marketable securities	210	210
Accounts receivable, net	548	508
Inventory	2,898	2,937
Prepaid expenses and other current assets	416	259

Total current assets	5,697	5,254
Property and equipment, net	399	448
Other assets
Licenses, net	1,903	1,933
Other assets, net	567	593

Total assets	$8,566	$8,228

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other liabilities	$2,991	$2,806
Deferred revenue	85	78

Total current liabilities	3,076	2,884
Long-term deferred revenue	120	126

Total liabilities	3,196	3,010

Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, $.10 par value; 5,000 shares authorized, Series B, 28 shares and Series D, 665 shares issued and outstanding on September 30, 2014 and June 30, 2014, respectively	69	69
Common stock, $.001 par value; 100,000 shares authorized, 41,587 and 38,511 shares issued and outstanding on September 30, 2014 and June 30, 2014, respectively	42	39
Additional paid-in capital	203,853	201,492
Accumulated deficit	(198,594)	(196,382)

Total shareholders’ equity	5,370	5,218

Total liabilities and shareholders’ equity	$8,566	$8,228

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Operations (Unaudited)

	Three Months Ended September 30,
(in thousands, except per share data)	2014	2013

Revenues
Hosted software services	$508	$639
Telehealth products and services	544	1,166

Total revenues	1,052	1,805
Operating expenses
Cost of revenues	593	1,295
Selling, general and administrative	2,011	1,862
Product development	370	241
Depreciation and amortization	189	186

Total operating expenses	3,163	3,584

Operating loss	(2,111)	(1,779)
Other expense, net	—	(95)

Net loss	$(2,111)	$(1,874)

Basic and diluted loss per common share	$(0.06)	$(0.09)

Comprehensive operations
Net loss	$(2,111)	$(1,874)

Comprehensive loss	$(2,111)	$(1,874)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
(in thousands)	2014	2013

Cash flows from operating activities
Net Loss	$(2,111)	$(1,874)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of debt discount and deferred financing costs	—	95
Depreciation and amortization	189	186
Share-based compensation	139	85
Warrants issued for services	2	50
Restricted shares and stock options issued for services	99	62
Changes in assets and liabilities
Accounts receivable	(40)	(64)
Inventory	39	686
Prepaid expenses and other current assets	(157)	(24)
Accounts payable, accrued expenses and other liabilities	102	(328)
Deferred revenue	1	(39)

Net cash used in operating activities	(1,737)	(1,165)

Cash flows from investing activities
Purchases of property and equipment	(29)	(7)
Other intangible assets acquired	(55)	(22)

Net cash used by investing activities	(84)	(29)

Cash flows from financing activities
Net proceeds from issuance of common stock and warrants	2,124	—
Dividends paid	(18)	(18)

Net cash provided (used) by financing activities	2,106	(18)

Net increase (decrease) in cash and cash equivalents	285	(1,212)
Cash and cash equivalents, beginning of period	1,084	3,505

Cash and cash equivalents, end of period	$1,369	$2,293

The accompanying notes are an integral part of the condensed consolidated financial statements. See Notes 8 and 12 for supplemental cash flow information regarding preferred stock dividends and debt discount.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries (collectively, the “company”). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the company’s Form 10-K for the fiscal year ended June 30, 2014 and the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

2.	Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2014	2013
Net loss	$(2,111)	$(1,874)
Preferred stock dividends	(101)	(100)
Deemed preferred stock dividends	—	(1,074)

Net loss applicable to common shareholders	$(2,212)	$(3,048)

Weighted average shares	39,405	35,360

Basic and diluted loss per common share	$(0.06)	$(0.09)

The deemed preferred stock dividends included in the loss per share calculation represent the accretion of the fair value of approximately $2,150,000 allocated to a non-cash beneficial conversion feature related to the Series D preferred stock issued in June 2013. The beneficial conversion feature was being amortized over the period from issuance through the earliest permitted conversion date in December 2013. The fair value of the warrants was determined using the Black-Scholes option pricing model. All common stock equivalents were excluded from the loss per share calculation for all periods presented because the impact is antidilutive. At September 30, 2014, options (3,813,000), restricted stock units (910,000), warrants (27,676,000), Series D preferred stock (6,125,000) and Series B preferred stock (250,000) were outstanding. At September 30, 2013, options (3,274,000), restricted stock units (573,000), warrants (25,516,000), Series D preferred stock (6,125,000) and Series B preferred stock (250,000) were outstanding.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.	Share-Based Compensation

Share-based compensation by category is as follows (in thousands):

	Three Months Ended
	September 30,
	2014	2013
SG&A	$124	$70
Product development	10	10
Cost of revenues	5	5

Share-based compensation expense	$139	$85

We computed the estimated fair values of all option-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. We based our estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on the company’s historical stock volatility. The assumptions used in the company’s Black-Scholes calculations for fiscal 2015 and 2014 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Expected Option Life (Months)
Fiscal year 2015	0.6%	0%	84%	48
Fiscal year 2014	1.4%	0%	89%	48

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock option activity under the company’s stock option plans for employees and non-executive directors for the period ended September 30, 2014 is as follows (in thousands, except per share and average life data):

Employees Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2014	2,619	$3.59
Granted	397	0.69
Expired/forfeited	(139)	2.33

Outstanding September 30, 2014	2,877	$3.25	6.09	$—

Exercisable at September 30, 2014	1,525	$4.95	4.33	$—

Expected to vest at September 30, 2014	1,059	$1.33	8.05	$—

Non-Executive Director Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2014	742	$1.39
Granted	204	0.69
Expired	(10)	14.30

Outstanding September 30, 2014	936	$1.10	8.39	$2.0

Non-executive director options are granted at market price and vest on the grant date.

As of September 30, 2014, there were approximately 910,000 restricted stock units outstanding that were granted to employees as of January 15, 2013 and January 28, 2014 in connection with the company’s compensation modification program. These restricted stock units vest when the company achieves cash flow breakeven, as defined.

As of September 30, 2014, there was approximately $1,074,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements which is expected to be recognized over a weighted-average period of 25 months. The remaining expense will be recognized if certain vesting conditions are met.

No options were exercised during the three month periods ended September 30, 2014 and 2013, respectively. The weighted average grant date fair value of options granted during the three month periods ended September 30, 2014 and 2013 was approximately $0.42 and $0.57, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of options vested was $295,000 and $156,000 for the three month periods ended September 30, 2014 and 2013, respectively.

In December 2012, the board of directors agreed that all non-employee directors would receive all of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of our common stock or stock options issued at fair value in accordance with the terms of the 2011 Plan for periods ending after December 2012. During the three months ended September 30, 2014, the company issued 35,417 shares of restricted common stock and 128,838 stock options (valued at approximately $99,000) to certain non-executive directors in connection with this program. In October 2014 the company issued 14,338 shares of restricted common stock (valued at approximately $9,800) to a director under this program for the quarter ended September 30, 2014.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Marketable Securities

At September 30, 2014, our marketable securities consisted primarily of money market investments. We classify our investments as “available for sale” and they have been recorded at cost which approximates fair value due to their variable interest rates. As a result, we have had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from such investments through September 30, 2014. All income generated from these investments is recorded as interest income.

5.	Sale of Non-Core Assets

In February 2014, the company completed the sale of all of its shares in Health Fusion, Inc. in connection with a share buy-back program initiated by Health Fusion. Net proceeds from the sale were approximately $851,000 and the company recorded a gain on the sale of this investment of approximately $101,000 which was included in other income for the quarter ended March 31, 2014. The company made its investment in Health Fusion in fiscal 2005. The investment was accounted for using the cost method and was included in other assets through the date of the sale.

6.	Inventory

In connection with our manufacturing and sales plans for our telehealth service, the company has purchased certain components and contract manufacturing services for the production of the monitoring appliances. These inventory amounts are stated at the lower of cost or market and consist of the following (in thousands):

	September 30, 2014	June 30, 2014

Purchased components	$2,709	$2,735
Finished goods	189	202

Total inventory	$2,898	$2,937

7.	Other Intangible Assets

The following table sets forth licenses, net and other intangible assets that are included in other assets as follows (in thousands):

	September 30, 2014			June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years

Patents	$356	$261	$95	$353	$256	$97	17
Trademarks	207	100	107	205	97	108	20
Acquired technologies	72	72	—	72	72	—	2
Licenses	3,937	2,034	1,903	3,887	1,954	1,933	3 - 10

Total	$4,572	$2,467	$2,105	$4,517	$2,379	$2,138

As of September 30, 2014 and June 30, 2014 goodwill amounted to approximately $50,000 and is included in other assets.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The company amortizes licenses and other intangible assets under the straight line method. Amortization expense was approximately $88,000 for the three months ended September 30, 2014 and $80,000 for the prior year period, respectively. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

2015	$295
2016	401
2017	309
2018	287
2019	274
Thereafter	539

$2,105

8.	Preferred Stock

As of September 30, 2014, there are 28,000 shares of Series B preferred stock outstanding. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note. The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 250,000 shares of our common stock at a conversion rate of $2.80 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. At September 30, 2014, the company has accrued dividends in the amount of $17,500 which remain unpaid.

As of September 30, 2014, there are 665,000 shares of Series D convertible preferred stock outstanding. The Series D preferred stock was issued in June 2013 in connection with the cancelation of an aggregate principal amount of $6,500,000 of senior secured notes and can be converted by the holders into an aggregate of 6,125,024 shares of common stock at an initial conversion rate of $1.08571 per share. The holders of such shares have the right to convert the preferred shares at anytime commencing on the six month anniversary of the issue date; however, the shares received upon conversion may not be offered or sold except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The company has the right to repurchase the outstanding Series D preferred stock at a redemption price equal to $10.00 per share, plus accrued and unpaid dividends, beginning two years after issuance and to require holders to convert their Series D preferred stock beginning three years after issuance. Dividends on the Series D preferred stock accrue at a rate of 5% per annum and are payable semi-annually in cash or stock at the company’s option. At September 30, 2014, the company has accrued dividends of approximately $83,100 which remain unpaid.

9.	Shareholder’s Equity

The changes in shareholders’ equity for the three months ended September 30, 2014 are summarized as follows (in thousands):

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, June 30, 2014	$69	$39	$201,492	$(196,382)	$5,218
Preferred stock dividends				(101)	(101)
Share-based compensation expense			139		139
Issuance of common stock, net		3	2,121		2,124
Restricted shares and stock options issued for services			99		99
Warrants issued for services			2		2
Net loss				(2,111)	(2,111)

Balance, September 30, 2014	$69	$42	$203,853	$(198,594)	$5,370

During the three months ended September 30, 2014 there were no stock options or warrants exercised.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

10.	Commitments and Contingencies

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2014, we are not aware of any obligations under such indemnification agreements that would require material payments.

11.	Income Taxes

The company continues to fully recognize its tax benefits which are offset by a valuation allowance due to the uncertainty that the deferred tax assets will be realized. We will continue to evaluate the realizability of our net deferred tax assets and may record additional benefits in future earnings if we determine the realization of these assets is more likely than not.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

12.	Other Expense

Other expense consists of the following (in thousands):

	Three Months Ended September 30,
	2014	2013

Amortization of debt discount	$—	$(94)
Amortization of deferred financing costs	—	(1)

Total other expense	$—	$(95)

The amortization of debt discount and deferred financing costs relates to $850,000 of senior secured notes that were repaid on October 31, 2013, the stated maturity date.

13.	Fair Value Measurements

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

The company’s assets subject to fair value measurements as of September 30, 2014 and June 30, 2014 are as follows (in thousands):

	Fair Value Measurements
	Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
September 30, 2014
Current marketable securities - available for sale	$210	$210	$—	$—

Total	$210	$210	$—	$—

June 30, 2014
Current marketable securities - available for sale	$210	$210	$—	$—

Total	$210	$210	$—	$—

For the three months ended September 30, 2014 and 2013, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

14.	Accounting Standards Adopted in Fiscal 2015

The company adopted the following FASB Accounting Standards Update (ASU) during fiscal 2014:

•	ASU No. 2013 - 11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists (a consensus of FASB Emerging Issues Task Force), which finalizes Proposed ASU No. EITF-13C, and provides explicit guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. In particular, ASU No. 2013-11 provides that an entity’s unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. As to the foregoing exception, ASU No. 2013-11 explains that the determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statue of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. ASU No. 2013-11 applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists at the reporting date and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

The adoption of the ASU described above had no impact on the company’s results of operations or financial position.

15.	Common Stock Warrants

During the three months ended September 30, 2014 the company issued warrants to purchase shares of its common stock as follows: (i) 150,000 warrants to a consultant for services with an exercise price of $0.84 per share. These warrants vest monthly in arrears through March 31, 2015, if certain performance criteria are met, have a two year life and, subject to vesting requirements, are exercisable beginning six months after the grant date. The fair value of these warrants, as determined by the Black Scholes Model, is being charged to operations over the service period and (ii) as discussed more fully in Note 16 of Notes to Condensed Consolidated Financial Statements, the company issued warrants to purchase 1,003,678 shares of the company’s common stock in a registered direct offering in August 2014.

A schedule of common stock warrant activity is as follows (in thousands, except per share and average life data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, June 30, 2014	26,807	$1.26
Warrants issued	1,154	0.88
Warrants expired	(285)	2.43

Outstanding, September 30, 2014	27,676	$1.23	3.35

Exercisable, September 30, 2014	25,122	$1.26	3.22	$—

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

16.	Recent Equity Offerings

On August 28, 2014, the company completed a registered direct offering with certain institutional and/or accredited investors, including certain affiliated persons, of 3,041,454 shares of common stock and warrants to purchase up to an aggregate of 1,003,678 shares of common stock for gross proceeds of $2.17 million. The purchase price for a unit was $0.71, except that such purchase price per unit was $0.75125 for those investors that are our officers or directors. The warrants are exercisable for a period of 54 months commencing on the six month anniversary of the date on which they are issued and have an initial exercise price of $0.8875 per share. After deducting offering expenses, the company received net proceeds of approximately $2.12 million. The fair value of these warrants using the Black-Scholes option pricing model was approximately $0.42 million. One of the investors in the offering, Lazarus Investment Partners LLLP, was the beneficial owner of approximately 29.6% of our outstanding shares of common stock immediately prior to the offering, agreed to purchase $500,000 worth of shares of common stock and warrants (704,225 shares and 232,394 warrants). The manager of the general partner of Lazarus Investment Partners, LLLP, is the brother of Dr. Todd A. Borus, a member of our board of directors. Dr. Borus agreed to purchase 33,278 shares of common stock and 10,982 warrants (proceeds of $25,000). Further, Sarah Trent Harris, a family member of Charles C. Lucas, the Chairman of our Board, agreed to purchase 211,268 shares of common stock and 69,718 warrants (proceeds of $150,000). In addition, an entity controlled by Douglas B. Luce, the brother of J. David Luce, a member of our board of directors, agreed to purchase 352,113 shares of common stock and 116,197 warrants (proceeds of $250,000). O’Connell Benjamin, our chief executive officer agreed to purchase 133,111 shares of common stock and 43,927 warrants (proceeds of $100,000) and William A. Marshall, our chief financial officer, agreed to purchase 66,556 shares of common stock and 21,963 warrants (proceeds of $50,000).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results

Certain statements in this Form 10-Q, including information set forth under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). We desire to avail ourselves of certain “safe harbor” provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involving known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of our software, products and services, competition, pricing, technological changes, implementation of our business plan, and other risks as discussed in our filings with the Securities and Exchange Commission, in particular our Annual Report on Form 10-K for the year ended June 30, 2014 and our subsequently filed quarterly reports on Form 10-Q, all of which risk factors could adversely affect our business and the accuracy of the forward-looking statements contained herein.

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

We operate our business in the U.S. with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. Our business is engaged in the development and sale of web-based services largely based on our Inscrybe® platform and related capabilities and telehealth services featuring our Electronic House Call, Interactive Voice Response and related products and services. In recent years we have focused our efforts on developing and introducing solutions for use in the healthcare information technology industry.

We believe there are a number of factors that will be favorable for the healthcare information technology industry in the near future. These factors include on-going regulatory reforms in the U.S. focused on controlling costs, automating medical records and processes and expanding the availability of healthcare coverage, and healthcare industry trends to significantly reduce costs, shorten the length of hospital stays, reduce hospital readmissions, shift patient care towards wellness and preventative care programs and automate healthcare records and processes. Because healthcare information technology solutions play an important role in healthcare by improving safety, efficiency and reducing cost, they are often viewed as more strategic than other capital purchases. In addition, government agencies, as well as politicians and policymakers appear to agree that the growing cost of our healthcare system is unsustainable and the intelligent use of information systems will improve health outcomes and, correspondingly, drive down costs. The broad recognition that healthcare information technology is essential to help control healthcare costs and improve quality contributed to the inclusion of healthcare information technology incentives in the American Recovery and Reinvestment Act (ARRA) and accompanying Health Information Technology for Economic and Clinical Health (HITECH) provisions which include more than

$35 billion in incentives for healthcare organizations to modernize operations through “meaningful use” of healthcare information technology. Further, as more consumers are provided with insurance coverage, healthcare providers may face increased volumes that could create capacity constraints, and they may find it challenging to profitably provide care at the planned reimbursement rates under the expanded coverage models. Another aspect of the market for healthcare information technology is the shift away from fee-for-service or volume-based reimbursement towards value-based or outcomes-based reimbursement. Payers, including health insurance companies and federal and state governments are implementing programs to link reimbursement to quality measurements and outcomes, and this alignment creates significant financial motivation for adoption of healthcare information technology products and services. We believe that there are substantial sums of reimbursement funds that are tied to incentive programs such as value based purchasing, 30-day readmission rules and quality reporting requirements. There are also a growing number of third-party studies that document how telehealth can positively impact the way healthcare is delivered. From chronic care to behavioral health and wellness programs, a wide range of patient populations can benefit from telehealth. We believe that telehealth products are helping physicians and patients to accomplish a number of goals, including, shifting visits away from high-cost settings; reducing the cost of managing patients; reducing unnecessary hospital readmissions; reducing the duration of hospital stays; improving access to care for patients located in remote areas; and improving outcomes. We believe the factors discussed above will create strong incentives for providers to maximize efficiency and create the need for additional investments in healthcare information technology solutions and services. We also believe that the healthcare information technology industry will likely benefit as healthcare providers and governments continue to recognize that these solutions and services contribute to safer, more efficient and effective healthcare.

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

During fiscal 2015 we have continued to take steps to refine our core product and service offerings, significantly expand our addressable markets, manage operating costs and position the company for long-term growth. We are focused primarily on continuing to refine and market our telehealth products and services and our referral management and hospital discharge solutions. As discussed above, we believe our business will benefit as the federal government healthcare reforms are implemented and as trends in the U.S. healthcare industry to significantly reduce costs, shorten the length of hospital stays, reduce hospital readmissions, shift patient care towards wellness and preventative care programs and automate healthcare records and processes take hold. We also believe that our VA telehealth project positions the company for success as this market develops in the commercial sector and provides a significant growth opportunity for the company as we work to support the VA in its efforts to deliver quality care to our veterans. Although we have taken steps to focus our business in these areas, our progress will be impacted by the timing of customer contracts and implementations and the market acceptance of our products and services.

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

Share-Based Compensation

Option-based compensation expense is determined using the Black-Scholes option pricing model which values options based on the stock price at the grant date, the exercise price of the option, the expected life of the option, the estimated volatility, expected dividend payments and the risk-free interest rate over the expected life of the options.

The company computed the estimated fair values of all option-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. The company based its estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on the company’s historical stock volatility. The assumptions used in the company’s Black-Scholes calculations for fiscal 2015 and 2014 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Expected Option Life (Months)
Fiscal year 2015	0.6%	0%	84%	48
Fiscal year 2014	1.4%	0%	89%	48

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

Results of Operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Revenues were $1,052,000 for the quarter ended September 30, 2014 compared to $1,805,000 for the prior year period. These results reflect a decrease in revenues from both our hosted software services and our telehealth products and services due to lower transaction volumes and equipment sales, respectively.

Cost of revenues decreased to $593,000 for the quarter ended September 30, 2014 compared to $1,295,000 for the same period in the prior year, due primarily to lower costs related to telehealth revenues and lower telecom expenses for our hosted software services.

Selling general and administrative (SG&A) expenses increased to $2,011,000 for the quarter ended September 30, 2014 compared to $1,862,000 for the prior year period. The change is due primarily to higher personnel, consulting and stock compensation expenses which offset lower investor relations and selling expenses.

Product development expenses were $370,000 for the quarter ended September 30, 2014 compared to $241,000 for the prior year period reflecting higher personnel expenses.

Depreciation and amortization expense was $189,000 for the quarter ended September 30, 2014 compared to $186,000 for the prior year period. This change is due primarily to higher expenses for amortization of acquired licenses.

Other expense was $0 for the quarter ended September 30, 2014 compared $95,000 for the prior year period. Other expense for the prior year period consists primarily of non-cash amortization of the debt discount on the company’s senior secured notes payable. The decrease in the other expense for the current period reflects the repayment of such notes on October 31, 2013, the stated maturity date.

Net loss for the quarter ended September 30, 2014 was $2,111,000, or $0.06 per share, compared to $1,874,000, or $0.09 per share, for the prior year period. The increase in net loss for the period is due primarily to the increase in SG&A and product development expenses discussed above.

Liquidity and Capital Resources

Overview

Our operations and product development activities have required substantial capital investment to date. Our primary sources of funds have been the issuance of equity and the incurrence of third party debt. In February 2004, we completed a private placement of common stock from which we received net proceeds of approximately $69,100,000. Subsequent to this transaction, we have completed a number of financing transactions to increase our cash position and monetize non-core assets. Excluding the transactions discussed in more detail below, since 2004 we received net proceeds of approximately $22,960,000 from financing transactions and $4,500,000 from the sale of non-core assets. In November 2013 we completed a private placement transaction of 2,347,645 shares of common stock and warrants to purchase 774,716 shares of common stock from which we received net proceeds of approximately $2,400,000 and, as described in greater detail in Note 16 of Notes to Condensed Consolidated Financial Statements, in August 2014 we entered into securities purchase agreements with certain institutional and/or accredited investors, including certain affiliated persons, pursuant to which we sold an aggregate of 3,041,454 shares of common stock and warrants to purchase up to an aggregate of 1,003,678 shares of common stock from which we received net proceeds of approximately $2,124,000. We are using the proceeds from these transactions for working capital and general corporate purposes, including supporting the rollout of our telehealth products and services.

For the three months ended September 30, 2014, expenditures for data center equipment and other assets totaled approximately $29,000 and expenditures for software licenses and other intangible assets totaled approximately $55,000. We have developed and intend to continue to develop new applications to grow our business and address new markets.

In August 2012 we filed with the SEC a registration statement on Form S-3 and a pre-effective amendment to such registration statement under the Securities Act in December 2012. The shelf registration statement was declared effective by the SEC in December 2012 and replaces our prior shelf registration statement. This shelf registration statement allows us to sell, from time to time in one or more public offerings, shares of our common stock, shares of our preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of such securities, for proceeds in the aggregate amount of up to $40 million, subject to SEC limitations. Following our recent offering in August 2014, there is approximately $29 million available under this registration statement for future transaction, subject to SEC limitations. The terms of such future offerings, if any, and the type of equity or debt securities would be established at the time of the offering. This disclosure shall not constitute an offer to sell or a solicitation of an offer to buy the securities, nor shall there be any sale of these securities in any jurisdiction in which an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Any offer of the securities will be solely by means of the prospectus included in the registration statement and one or more prospectus supplements that will be issued at the time of the offering.

Cash Flows

At September 30, 2014, cash, cash equivalents and marketable securities amounted to approximately $1,579,000 and total assets at that date were $8,566,000. Since June 30, 2014 cash, cash equivalents and marketable securities increased approximately $285,000 reflecting the issuance of company securities offset in part by cash used principally to fund operating losses, product development activities, changes in working capital, and capital expenditures during the three months ended September 30, 2014. Cash used for the period includes investments in data center and related infrastructure equipment, investments in inventory, manufacturing, licenses and other assets, and the prepayment of certain insurance premiums and maintenance contracts. We expect to continue to use cash to fund operating losses, changes in working capital, product development activities, and capital expenditures for the foreseeable future.

Net cash used by operating activities for the three months ended September 30, 2014 was approximately $1,737,000 compared to $1,165,000 for the prior year period reflecting an increase in cash used for operations and prepaid expenses during the current period. Net cash used by investing activities, was $84,000 for the three months ended September 30, 2014 compared to $29,000 for the prior year period. This change reflects an increase in asset and related purchases for the current period. Net cash provided by financing activities for the three months ended September 30, 2014 was approximately $2,106,000 compared to net cash used of $18,000 for the prior year period. The amount for the current period reflects the proceeds from the August 2014 registered direct offering less the payment of certain preferred stock dividends.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other securities to obtain financing to fund our operating deficits, product development activities, business acquisitions, capital expenditures and telehealth activities. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings. Based on our business plan, we expect our existing resources, revenues generated from operations and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however; no assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations or generate sufficient cash flow to satisfy our other obligations. If our available cash resources and projected revenue levels are not sufficient to sustain our operations, or otherwise meet our cash needs, we will need to raise additional capital to fund operations and to meet our obligations in the future. If necessary to meet our financing and working capital requirements, we would expect to raise additional funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. In addition, there can be no assurance that the company will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition.

Our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	our relationships with suppliers and customers;

•	the market acceptance of our software and services;

•	the levels of promotion and advertising that will be required to launch our new offerings and achieve and maintain a competitive position in the marketplace;

•	price discounts on our products and services to our customers;

•	our pursuit of strategic transactions;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the level of accounts receivable and inventories that we maintain;

•	capital improvements to new and existing facilities;

•	technological advances;

•	our potential need to redeem our outstanding shares of preferred stock; and

•	our competitors’ response to our offerings.

Financing Activities

Except as discussed above, we have not engaged in any external financing activities in fiscal 2015 and 2014.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 250,000 shares of our common stock at a conversion rate of $2.80. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of September 30, 2014, no shares of the Series B preferred stock have been redeemed.

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

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of September 30, 2014 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$1,195	$512	$683	$—	$—

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

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2014, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

In June 2014 the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718)—Accounting for Share - Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force), which finalizes Proposed ASU No. EITF-13D of the same name, and seeks to resolve the diversity in practice that exists when accounting for share-based payments. In particular, ASU No. 2014-12 requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation—Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards, and, thus, the performance target should not be reflected in estimating the grant-date fair value of the award. Additionally, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered; if the performance target becomes probable of being achieved before the end of the requisite service period, then the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. Finally, the total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest, and should be adjusted to reflect those awards that ultimately vest. ASU No. 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with earlier adoption permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date, or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, then the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date, and an entity may use hindsight in measuring and recognizing the compensation cost. We are currently evaluating the impact of this standard on our consolidated financial statements.

In August 2014 the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which finalizes Proposed ASU No. 2013-300, and provides guidance regarding management’s responsibility to (1) evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern, and (2) provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting, which is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance concerning management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce the diversity in practice that exists with respect to the timing and content of footnote disclosures, and requires management to assess an organization’s ability to continue as a going concern by incorporating and expanding upon certain principles that currently exist in U.S. auditing standards. Specifically, these amendments provide a definition of the term “substantial doubt”, and add new Subtopic 205-40, Presentation of Financial Statements—Going Concern, which (1) requires an evaluation every reporting period, including interim periods, (2) sets forth principles for considering the mitigating effect of management’s plans, (3) mandates certain disclosures when substantial doubt is alleviated as a result of the consideration of management’s plans, (4) mandates an express statement, and other disclosures, when substantial doubt is not alleviated, and (5) requires an assessment for a period of one year after the date that the financial statements are issued, or are available to be issued. ASU No. 2014-15 applies to all entities, and is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early application permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have approximately $210,000 invested in short-term investments as of September 30, 2014. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At September 30, 2014, our unrestricted cash and marketable securities totaled approximately $1,579,000, of which approximately $210,000 was invested in money market investments. The remainder of our cash was in non-interest bearing checking accounts used to pay operating expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Quarterly Report on Form 10-Q and a restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and in our reports subsequently filed with the SEC. You should carefully consider the risks described below, together with all of the following risk factors and the other information included in this report, in considering our business herein as well as the information included in our other reports filed with the SEC. These risks have affected, and in some cases could affect, our actual results of operations and cause our results to differ materially from those anticipated in forward looking statements made herein. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations, financial condition and/or operating results. If any of the matters or events described in the following risks actually occurs, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment due to any of these risks.

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred net losses of approximately $7,143,000, $11,349,000 and $8,352,000 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively and had an accumulated deficit of approximately $196,382,000 at June 30, 2014. We also had a net loss of $2,111,000 for the three months ended September 30, 2014 and had an accumulated deficit of approximately $198,594,000 at September 30, 2014. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we may not be profitable in any future period.

Our capital requirements have been significant and we may need to raise additional capital to finance our operations.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements and registered offerings of our securities and on short-term and long-term loans to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software, services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $4,726,000, $5,214,000 and $6,513,000 in cash for operating activities for the fiscal years ended June 30, 2014, 2013 and 2012, respectively and $1,737,000 for the three months ended September 30, 2014. Our available cash, cash equivalents and marketable securities as of September 30, 2014 totaled approximately $1,579,000. Our current estimated monthly operational requirements, without giving effect to any special or one time events, is approximately $500,000. We expect our existing resources, revenues generated from operations, and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, no assurances can be given, that we will be able to attain sales levels and support our costs through revenues derived from operations or generate sufficient cash flow to satisfy our other obligations. If our available cash resources and projected revenue levels are not sufficient to sustain our operations, or otherwise meet our cash needs, we will need to raise additional capital to fund operations and to meet our obligations in the future. If necessary to meet our financing and working capital requirements, we would expect to raise additional funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. There can be no assurance, however, that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially, which could have a material adverse effect on our business, financial condition and results of operations. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

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

On August 2, 2011, the Budget Control Act of 2011 (the “Budget Control Act”) was enacted into law. The Budget Control Act imposes annual spending limits on many federal agencies and programs aimed at reducing budget deficits. In addition to setting budget authority for fiscal years 2012-2021, the Budget Control Act also triggered an automatic sequestration process that took effect March 1, 2013. The sequestration process resulted in automatic, across-the-board cuts to mandatory and discretionary federal spending. Although the U.S. government, in December 2013 and January 2014, enacted budgetary legislation to ameliorate certain impacts of sequestration through the government’s 2015 fiscal year, the overall depth and scope of sequestration impacts remain unclear and federal agency budgets remain uncertain. We cannot predict what impact, if any, the ongoing effects of the Budget Control Act will have on our business or results of operations. However, these or other factors could result in a significant decline in, or redirection of, current and future federal expenditures and could adversely affect our operating performance, including the possible loss of revenue and reduction in our operating cash flow, particularly, but not exclusively, with respect to our telehealth products.

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

In February 2014, the FDA conducted a routine inspection of our business premises related to our telehealth products and upon the completion of their inspection issued us inspectional observations on FDA Form 483. We have provided the FDA with written responses to the Form 483 that describes the actions we are taking to address their observations. We have already completed a number of these actions and are working to implement the others. However, we may be unable to implement corrective actions in a manner satisfactory to the FDA and we are unable to predict when this matter will be resolved or what further action, if any, the government may take in connection with this matter. Beyond incurring compliance-related expenses, we are presently unable to predict what impact, if any, these matters or ensuing proceedings, if any, will have on our financial condition, results of operations or cash flows.

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

In addition, in accordance with requirements under HIPAA, the U.S. Department of Health and Human Services (“HHS”) is implementing a new version of the standards for HIPAA-covered electronic transactions, including claims, remittance advices, and requests and responses for eligibility. These standards are called ANSI-5010. Additionally, HIPAA required all entities who are covered by HIPAA to upgrade to the tenth revision of the International Statistical Classification of Diseases and Related Health Problems promulgated by the World Health Organization, also known as ICD-10, for use in reporting medical diagnoses and inpatient procedures by no later than October 1, 2014.

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

The price of our common stock has been, and is likely to continue to be, volatile. Our stock price during the fiscal year ended June 30, 2014 traded as low as $0.61 per share and as high as $1.88 per share and during the three months ended September 30, 2014, our common stock traded within a range of $0.44 to $0.88. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

The average daily trading volume in our common stock for the three months ended September 30, 2014 was approximately 87,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

During the three months ended September 30, 2014 and our fiscal year ended June 30, 2014, we completed several transactions that have resulted in our issuance of a substantial number of shares of common stock and securities convertible into, or exercisable for, additional shares of common stock. The issuance of these securities has resulted in substantial dilution to stockholders who held our common stock prior to such transactions and will result in additional dilution in the future if shares of convertible preferred stock are converted into common stock and common stock purchase warrants are exercised. The conversion of preferred shares and the exercise of warrants could also adversely affect the market price of our common stock if the holders of these securities immediately sell some or all of the shares of common stock issued upon conversion or exercise or there is a perception in the market that the holders of a large number of shares intend to sell their shares.

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

As of September 30, 2014, the following options, restricted stock units and warrants were outstanding:

•	Stock options to purchase 3,813,000 shares of common stock at exercise prices ranging from $0.66 to $14.30 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $3.25 per share. These stock options are employee and non-executive director options.

•	Warrants to purchase 27,676,000 shares of common stock with a weighted average exercise price of $1.23 per share.

•	An aggregate of 910,000 unvested restricted stock units.

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

Except as previously reported and as described elsewhere in this Quarterly Report on Form 10-Q, we did not sell unregistered securities during the quarter ended September 30, 2014.

As of September 30, 2014 we issued options to purchase an aggregate of 128,838 shares of common stock to our non-executive directors that elected to receive options and in October 2014, we issued an aggregate of 14,338 restricted shares of our common stock to non-executive directors that elected to receive shares of common stock in lieu of the cash fees earned for their service as members of our board of directors pursuant to our 2011 Omnibus Equity Incentive Plan. The options are exercisable for a period of ten years at an exercise price of $0.68 per share. Such securities were issued for service on our board during the quarter ended September 30, 2014. These securities were issued pursuant to the exemption from registration provided by Section 4 (a)(2) of the Securities Act of 1933, as amended.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2014.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference. A management contract or compensation plan or arrangement is indicated with (*).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith

4.1	Form of Warrant issued pursuant to Securities Purchase Agreement dated August 28, 2014.	8-K	9/2/14	4.1

4.2	Form of Warrant issued pursuant to consulting agreement dated as of September 16, 2014.	10-K	9/29/14	4.22

10.1	Form of Securities Purchase Agreement dated August 28, 2014.	8-K	9/2/14	10.1

10.2	Letter Agreement with Chief Executive Officer dated September 20, 2014.*	10-K	9/29/14	10.56

10.3	Letter Agreement with Chief Executive Officer dated October 31, 2014*				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1	The following financial information from the Authentidate Holding Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

November 13, 2014	/s/ O’Connell Benjamin
Date	O’Connell Benjamin
Chief Executive Officer

/s/ William A. Marshall
William A. Marshall
Chief Financial Officer & Treasurer