Form 10-Q
period 2014-12-31
AUTHENTIDATE HOLDING CORP
filed 2015-02-18
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding February 5, 2015
Common Stock, $0.001 par value per share	41,768,594 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

( in thousands, except per share data )	December 31, 2014 (Unaudited)	June 30, 2014

Assets
Current assets
Cash and cash equivalents	$623	$1,084
Restricted cash	256	256
Marketable securities	—	210
Accounts receivable, net	424	508
Inventory	2,756	2,937
Prepaid expenses and other current assets	211	259

Total current assets	4,270	5,254
Property and equipment, net	412	448
Other assets
Licenses, net	1,918	1,933
Other assets, net	539	593

Total assets	$7,139	$8,228

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other liabilities	$3,364	$2,806
Deferred revenue	82	78

Total current liabilities	3,446	2,884
Long-term deferred revenue	111	126

Total liabilities	3,557	3,010

Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, $.10 par value; 5,000 shares authorized, Series B, 28 shares and Series D, 665 shares issued and outstanding on December 31, 2014 and June 30, 2014, respectively	69	69
Common stock, $.001 par value; 100,000 shares authorized, 41,756 and 38,511 shares issued and outstanding on December 31, 2014 and June 30, 2014, respectively	42	39
Additional paid-in capital	204,254	201,492
Accumulated deficit	(200,783)	(196,382)

Total shareholders’ equity	3,582	5,218

Total liabilities and shareholders’ equity	$7,139	$8,228

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share data)	2014	2013	2014	2013

Revenues
Hosted software services	$481	$559	$989	$1,198
Telehealth products and services	866	902	1,410	2,068

Total revenues	1,347	1,461	2,399	3,266
Operating expenses
Cost of revenues	751	942	1,344	2,237
Selling, general and administrative	2,105	1,608	4,116	3,470
Product development	369	264	739	505
Depreciation and amortization	210	192	399	378

Total operating expenses	3,435	3,006	6,598	6,590

Operating loss	(2,088)	(1,545)	(4,199)	(3,324)
Other expense, net	—	(32)	—	(127)

Net loss	$(2,088)	$(1,577)	$(4,199)	$(3,451)

Basic and diluted loss per common share	$(0.05)	$(0.07)	$(0.11)	$(0.16)

Comprehensive operations
Net loss	$(2,088)	$(1,577)	$(4,199)	$(3,451)

Comprehensive loss	$(2,088)	$(1,577)	$(4,199)	$(3,451)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
(in thousands)	2014	2013

Cash flows from operating activities
Net Loss	$(4,199)	$(3,451)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of debt discount and deferred financing costs	—	127
Depreciation and amortization	399	378
Share-based compensation	293	224
Warrants issued for services	16	102
Restricted shares and stock options issued for services	165	114
Changes in assets and liabilities
Accounts receivable	84	105
Inventory	181	788
Prepaid expenses and other current assets	48	123
Accounts payable, accrued expenses and other liabilities	541	(439)
Deferred revenue	(11)	(128)

Net cash used in operating activities	(2,483)	(2,057)

Cash flows from investing activities
Purchases of property and equipment	(126)	(25)
Other intangible assets acquired	(168)	(56)
Sales of marketable securities	210	—

Net cash used by investing activities	(84)	(81)

Cash flows from financing activities
Net proceeds from issuance of common stock and warrants	2,124	2,712
Net (repayments) proceeds from issuance of senior secured notes and warrants	—	(850)
Dividends paid	(18)	(35)

Net cash provided by financing activities	2,106	1,827

Net decrease in cash and cash equivalents	(461)	(311)
Cash and cash equivalents, beginning of period	1,084	3,505

Cash and cash equivalents, end of period	$623	$3,194

The accompanying notes are an integral part of the condensed consolidated financial statements. See Notes 8 and 12 for supplemental cash flow information regarding preferred stock dividends and debt discount.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries (collectively, the “company”). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended December 31, 2014 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the company’s Form 10-K for the fiscal year ended June 30, 2014 and the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Based on our business plan, we expect our existing resources, revenues generated from operations, net proceeds from our debt financing transactions in January and February 2015, other transactions we are considering and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months. If necessary, management of the company believes that it can reduce operating expenses and/or raise additional equity or debt financing to satisfy its working capital requirements. However, no assurances can be given that we will be able to support our costs through revenues derived from operations or generate sufficient cash flow to satisfy our other obligations. If our available cash resources and projected revenue levels are not sufficient to sustain our operations, or otherwise meet our cash needs, we will need to raise additional capital to fund operations and to meet our obligations in the future. In addition, there can be no assurance that the company will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company.

2.	Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net loss	$(2,088)	$(1,577)	$(4,199)	$(3,451)
Preferred stock dividends	(101)	(101)	(202)	(202)
Deemed preferred stock dividends	—	(943)	—	(2,017)

Net loss applicable to common shareholders	$(2,189)	$(2,621)	$(4,401)	$(5,670)

Weighted average shares	41,603	36,766	40,504	36,063

Basic and diluted loss per common share	$(0.05)	$(0.07)	$(0.11)	$(0.16)

The deemed preferred stock dividends included in the loss per share calculation represent the accretion of the fair value of approximately $2,150,000 allocated to a non-cash beneficial conversion feature related to the Series D preferred stock issued in June 2013. The beneficial conversion feature was being amortized over the period from issuance through the earliest permitted conversion date in December 2013. The fair value of the warrants was determined using the Black-Scholes option pricing model. All common stock equivalents were excluded from the loss per share calculation for all periods presented because the impact is antidilutive. At December 31, 2014, options (3,999,000), restricted stock units (881,000), warrants (27,676,000), Series D preferred stock (6,125,000) and Series B preferred stock (250,000) were outstanding. At December 31, 2013, options (3,311,000), restricted stock units (571,000), warrants (26,808,000), Series D preferred stock (6,125,000) and Series B preferred stock (250,000) were outstanding.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.	Share-Based Compensation

Share-based compensation by category is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
SG&A	$139	$124	$263	$194
Product development	10	10	20	20
Cost of revenues	5	5	10	10

Share-based compensation expense	$154	$139	$293	$224

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock option activity under the company’s stock option plans for employees and non-executive directors for the period ended December 31, 2014 is as follows (in thousands, except per share and average life data):

Employees Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2014	2,619	$3.59
Granted	715	0.84
Expired/forfeited	(409)	7.57

Outstanding December 31, 2014	2,925	$2.36	6.68	$150

Exercisable at December 31, 2014	1,406	$3.51	4.38	$21

Expected to vest at December 31, 2014	1,189	$1.29	8.13	$23

Non-Executive Director Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2014	742	$1.39
Granted	342	0.79
Expired	(10)	14.30

Outstanding December 31, 2014	1,074	$1.08	6.52	$94

Non-executive director options are granted at market price and vest on the grant date.

As of December 31, 2014, there were approximately 881,000 restricted stock units outstanding that were granted to employees as of January 15, 2013 and January 28, 2014 in connection with the company’s compensation modification program. These restricted stock units vest when the company achieves cash flow breakeven, as defined.

As of December 31, 2014, there was approximately $1,016,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements. Approximately, $889,000 of this expense is expected to be recognized over a weighted-average period of 22 months. The remaining expense will be recognized if certain vesting conditions are met.

No options were exercised during the six month periods ended December 31, 2014 and 2013, respectively. The weighted average grant date fair value of options granted during the six month periods ended December 31, 2014 and 2013 was approximately $0.50 and $0.49, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of options vested was $340,000 and $206,000 for the six month periods ended December 31, 2014 and 2013, respectively.

In December 2012, the board of directors agreed that all non-employee directors would receive all of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of our common stock or stock options issued at fair value in accordance with the terms of the 2011 Plan for periods ending after December 2012. During the six months ended December 31, 2014, the company issued 49,755 shares of restricted common stock and 227,699 stock options (valued at approximately $164,800) to certain non-executive directors in connection with this program. In January 2015 the company issued 12,497 shares of restricted common stock (valued at approximately $11,700) to a director under this program for the quarter ended December 31, 2014.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Marketable Securities

During the quarter ended December 31, 2014, we converted our marketable securities, which consisted primarily of money market investments, to cash. Prior to that we classified our investments as “available for sale” and they were recorded at cost which approximated fair value due to their variable interest rates. As a result, we have had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from such investments through December 31, 2014. All income generated from these investments is recorded as interest income.

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

In connection with our manufacturing and sales plans for our telehealth service, the company has purchased certain components and contract manufacturing services for the production of the monitoring appliances. These inventory amounts are stated at the lower of cost or market and consist of the following (in thousands):

	December 31,	June 30,
	2014	2014

Purchased components	$2,545	$2,735
Finished goods	211	202

Total inventory	$2,756	$2,937

7.	Other Intangible Assets

The following table sets forth licenses, net and other intangible assets that are included in other assets as follows (in thousands):

	December 31, 2014			June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years

Patents	$357	$267	$90	$353	$256	$97	17
Trademarks	210	102	108	205	97	108	20
Acquired technologies	72	72	—	72	72	—	2
Licenses	4,046	2,128	1,918	3,887	1,954	1,933	3 - 10

Total	$4,685	$2,569	$2,116	$4,517	$2,379	$2,138

As of December 31, 2014 and June 30, 2014 goodwill amounted to approximately $50,000 and is included in other assets.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The company amortizes licenses and other intangible assets under the straight line method. Amortization expense was approximately $102,000 and $190,000 for the three and six months ended December 31, 2014 and $74,000 and $154,000 for the prior year periods, respectively. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

June 30,
2015	$198
2016	454
2017	362
2018	288
2019	274
Thereafter	540

$2,116

8.	Preferred Stock

As of December 31, 2014, there are 28,000 shares of Series B preferred stock outstanding. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note. The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 250,000 shares of our common stock at a conversion rate of $2.80 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. At December 31, 2014, the company has accrued dividends in the amount of $35,000 which remain unpaid.

As of December 31, 2014, there are 665,000 shares of Series D convertible preferred stock outstanding. The Series D preferred stock was issued in June 2013 in connection with the cancelation of an aggregate principal amount of $6,500,000 of senior secured notes and can be converted by the holders into an aggregate of 6,125,024 shares of common stock at an initial conversion rate of $1.08571 per share. The holders of such shares have the right to convert the preferred shares at anytime commencing on the six month anniversary of the issue date; however, the shares received upon conversion may not be offered or sold except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The company has the right to repurchase the outstanding Series D preferred stock at a redemption price equal to $10.00 per share, plus accrued and unpaid dividends, beginning two years after issuance and to require holders to convert their Series D preferred stock beginning three years after issuance. Dividends on the Series D preferred stock accrue at a rate of 5% per annum and are payable semi-annually in cash or stock at the company’s option. The company settled accrued dividends of $167,616 as of December 31, 2014 to holders of Series D convertible preferred stock through the issuance of 154,385 shares of restricted common stock in accordance with the applicable terms of the series D convertible preferred stock.

9.	Shareholder’s Equity

The changes in shareholders’ equity for the six months ended December 31, 2014 are summarized as follows (in thousands):

			Additional		Total
	Preferred	Common	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Capital	Deficit	Equity
Balance, June 30, 2014	$69	$39	$201,492	$(196,382)	$5,218
Preferred stock dividends				(202)	(202)
Restricted stock issued for preferred stock dividends			167		167
Share-based compensation expense			293		293
Issuance of common stock, net		3	2,121		2,124
Restricted shares and stock options issued for services			165		165
Warrants issued for services			16		16
Net loss				(4,199)	(4,199)

Balance, December 31, 2014	$69	$42	$204,254	$(200,783)	$3,582

During the six months ended December 31, 2014 there were no stock options or warrants exercised.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

10.	Commitments and Contingencies

On January 6, 2012, ExpressMD Solutions LLC, a subsidiary of the company, was served with a summons and complaint in a purported patent infringement lawsuit filed by Robert Bosch Healthcare Systems, Inc. (“Plaintiff”) against ExpressMD Solutions LLC, in the U.S. District Court for the Northern District of California, Case No. 5:12-cv-00068-JW. The complaint alleges that the ExpressMD Solutions’ “Electronic House Call” product infringes one or more claims of certain patents allegedly owned by the Plaintiff. Plaintiff is seeking injunctive relief, damages, punitive damages, interest, and other costs and expenses. ExpressMD Solutions filed an answer to the complaint on January 27, 2012 and asserted counterclaims seeking declarations that the patents are invalid and not infringed. On May 11, 2012, Plaintiff filed an amended complaint, dropping two patents previously asserted and adding one new patent. Express MD Solutions filed a motion to dismiss on June 15, 2012, which the Court granted with leave for Plaintiff to amend the complaint. Plaintiff filed a second amended complaint on July 24, 2012. Express MD filed an answer on August 7, 2012 and asserted counterclaims seeking invalidity of the patents and a declaration of non-infringement. On September 6, 2012 the case was reassigned to a new judge. An initial case management conference was held before the court on January 11, 2013. On January 21, 2013, Express MD Solutions filed a request for reexamination of one of the four patents asserted by Plaintiff. On February 27, 2013, the U.S. Patent and Trademark Office issued an order granting the request for reexamination. Additionally, two of the remaining three patents asserted by Plaintiff were placed into reexamination at the end of 2012 based on requests filed by a third party. The fourth patent asserted by Plaintiff expired on November 17, 2012. On January 22, 2013, Express MD Solutions filed a motion to stay the case pending the conclusion of the reexamination of Plaintiff’s three unexpired asserted patents. On January 22, 2013, Plaintiff filed a motion with the court for leave to file a third amended complaint and first amended infringement contentions. Express MD Solutions filed a response in opposition to Plaintiff’s motion on February 5, 2013 and on such date Plaintiff filed an opposition to Express MD Solutions’ motion to stay the case. On February 12, 2013, Express MD Solutions filed a reply in further support of its motion for a stay and Plaintiff filed a reply in further support of its motion to amend. On February 27, 2013, the Court granted Express MD Solutions’ motion and issued an order staying the case until final decision on all of the reexaminations, including through appeals. On November 28, 2014, the Plaintiff and Express MD Solutions filed a stipulation to dismiss one of the asserted patents from the case and to lift the stay, based on a final decision being entered in each of the reexaminations with respect to the remaining three patents being asserted in the case. On December 3, 2014, the judge issued an order lifting the stay and dismissing the patent from the case. On December 5, 2014, the court issued an order setting the case management schedule. We believe that we have strong defenses to Plaintiff’s allegations and we intend to continue to vigorously defend the litigation. In addition, we intend to exercise our rights of set-off and indemnification as against EncounterCare Solutions, Inc. and the co-licensor to us of the patents in issue. Based on the facts of which we are currently aware, management believes that this matter will not have a material adverse effect on our financial position, results of operations, or cash flows. However, this matter is subject to inherent uncertainties and management’s assessment may change in the future.

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2014, we are not aware of any obligations under such indemnification agreements that would require material payments.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Income Taxes

The company continues to recognize its tax benefits which are fully offset by a valuation allowance due to the uncertainty that the deferred tax assets will be realized. We will continue to evaluate the realizability of our net deferred tax assets and may record additional benefits in future earnings if we determine the realization of these assets is more likely than not.

12.	Other Expense

Other expense consists of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Amortization of debt discount	$—	$(32)	$—	$(126)
Amortization of deferred financing costs	—	—	—	(1)

Total other expense	$—	$(32)	$—	$(127)

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

The company measures fair value for financial assets and liabilities in accordance with the provisions of the accounting guidance regarding fair value measurements. The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices for identical assets or liabilities that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The company’s assets subject to fair value measurements as of December 31, 2014 and June 30, 2014 are as follows (in thousands):

	Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
December 31, 2014
Current marketable securities - available for sale	$—	$—	$—	$—

Total	$—	$—	$—	$—

June 30, 2014
Current marketable securities - available for sale	$210	$210	$—	$—

Total	$210	$210	$—	$—

For the six months ended December 31, 2014 and 2013, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings. During the quarter ended December 31, 2014, we converted our marketable securities, which consisted primarily of money market investments to cash.

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

The company adopted the following FASB Accounting Standards Update (ASU) during fiscal 2015:

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

During the six months ended December 31, 2014, the company issued warrants to purchase shares of its common stock as follows. The Company issued 150,000 warrants to a consultant for services with an exercise price of $0.84 per share in September 2014. These warrants vest monthly in arrears through March 31, 2015, if certain performance criteria are met, have a two year life and, subject to vesting requirements, are exercisable beginning six months after the grant date. The fair value of these warrants, as determined by the Black Scholes Model, is being charged to operations over the service period. Further, as discussed more fully in Note 16 of Notes to Condensed Consolidated Financial Statements, the company issued warrants to purchase 1,003,678 shares of the company’s common stock in a registered direct offering in August 2014.

A schedule of common stock warrant activity is as follows (in thousands, except per share and average life data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, June 30, 2014	26,807	$1.26
Warrants issued	1,154	0.88
Warrants expired	(285)	2.43

Outstanding, December 31, 2014	27,676	$1.23	3.10	$67

Exercisable, December 31, 2014	25,190	$1.23	2.97	$3

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

16.	Recent Equity Offerings

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

17.	Subsequent Events

On January 29, 2015, the company received a short-term loan of $200,000 from a strategic lender pursuant to which we issued a secured promissory note to the lender in the aggregate principal amount of $200,000. The note is secured by a first priority lien on certain equipment owned by the company with a net present value equivalent to the face value of the note, is due and payable on March 30, 2015 and bears interest at the rate of 6% per annum payable at maturity. The note contains events of default and covenants that are customary for similar transactions.

On February 17, 2015, the company entered into a securities purchase agreement with an accredited investor pursuant to which the investor has committed to purchase an aggregate principal amount of $1,000,000 of promissory notes and warrants to purchase up to 800,000 shares of common stock for gross proceeds of $1,000,000. As of February 17, 2015, the company has received $100,000 of proceeds. The second tranche has been committed to be funded within the next 10 days. The notes are not convertible into equity securities and are due and payable on the first to occur of the maturity date or a subsequent financing as defined. The notes are unsecured and bear interest at 8% per annum payable at maturity. The maturity date for the notes is the six month anniversary of the issuance date and such date can be extended by the investors for two additional ninety (90) day periods. The company can prepay the notes along with accrued interest after the initial six-month term upon twenty (20) days prior written notice to the investors. The notes contain covenants and events of default customary for similar transactions. The warrants vest in arrears on a monthly basis through the actual maturity date and, subject to vesting requirements, are exercisable for a period of 54 months commencing on the six month anniversary of the closing date at an initial exercise price of $1.01 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

Additionally, in a separate transaction, on February 17, 2015, the company issued a short-term promissory note in the aggregate principal amount of $950,000 as a bridge loan to an accredited investor and also issued this investor warrants to purchase an additional 99,500 shares of common stock. The company received funds in the amount of $950,000 from this investor on the same date. This short term note is an unsecured obligation of the company and is not convertible into equity securities of the company. This note is due and payable on the first to occur of the one month anniversary of the issue date or the date on which the company receives at least $950,000 in proceeds from equity or debt financing transactions. Interest shall accrue on this note at the rate of 0.48% per month and the note contains covenants and events of default customary for similar transactions. The warrants issued in this transaction are exercisable for a period of 54 months commencing on the six month anniversary of the date on which they are issued and will have an initial exercise price of $1.01 per share. The investor in this transaction is an entity controlled by Douglas B. Luce, the brother of J. David Luce, a member of the board of directors of the company.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies during the six months ended December 31, 2014. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under Critical Accounting Policies in our Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in item 7, as well as in our consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Results of Operations

Three and six months ended December 31, 2014 compared to three and six months ended December 31, 2013

Revenues were $1,347,000 for the quarter ended December 31, 2014 compared to $1,461,000 for the prior year period. These results reflect a decrease in revenues from both our hosted software services and our telehealth products and services due to lower transaction volumes and equipment sales, respectively. Revenue for the six months ended December 31, 2014 were $2,399,000 compared to $3,266,000 for the prior year period reflecting the same trends as the quarters.

Cost of revenues decreased to $751,000 for the quarter ended December 31, 2014 compared to $942,000 for the same period in the prior year, due primarily to lower costs related to telehealth revenues and lower telecommunications expenses for our hosted software services. Cost of revenues for the six months ended December 31, 2014 were $1,344,000 compared to $2,237,000 for the prior year period reflecting the same trends as the quarter.

Selling general and administrative (SG&A) expenses increased to $2,105,000 for the quarter ended December 31, 2014 compared to $1,608,000 for the prior year period. The change is due primarily to higher personnel, consulting and stock compensation expenses which offset lower investor relations and selling expenses. The prior year period also includes a state payroll tax credit of approximately $102,000 which reduced expenses. SG&A expenses for the six months ended December 31, 2014 were $4,116,000 compared to $3,470,000 for the prior year period reflecting the same trends as the quarter.

Product development expenses were $369,000 for the quarter ended December 31, 2014 compared to $264,000 for the prior year period reflecting higher personnel expenses. For the six months ended December 31, 2014 product development expenses were $739,000 compared to $505,000 for the prior year period reflecting the same trends as the quarter.

Depreciation and amortization expense was $210,000 for the quarter ended December 31, 2014 compared to $192,000 for the prior year period. This change is due primarily to higher expenses for amortization of acquired licenses. For the six months ended December 31, 2014 depreciation and amortization expense was $399,000 compared to $378,000 for the prior year period reflecting the some trends as the quarter.

Other expense was $0 for the quarter ended December 31, 2014 compared $32,000 for the prior year period. For the six months ended December 31, 2014 other expense was $0 compared to $127,000 for the prior year period. Other expense for the prior year periods consists primarily of non-cash amortization of the debt discount on the company’s senior secured notes payable. The decrease in the other expense for the current period reflects the repayment of such notes on October 31, 2013, the stated maturity date.

Net loss for the quarter ended December 31, 2014 was $2,088,000, or $0.05 per share, compared to $1,577,000, or $0.07 per share, for the prior year period. For the six months ended December 31, 2014 net loss was $4,199,000, or $0.11 per share, compared to $3,451,000, or $0.16 per share, for the prior year period. The increase in net loss for the periods is due primarily to the increase in SG&A and product development expenses discussed above.

Liquidity and Capital Resources

Overview

Our operations and product development activities have required substantial capital investment to date. Our primary sources of funds have been the issuance of equity and the incurrence of third party debt. We have completed a number of financing transactions to increase our cash position and monetize non-core assets. In November 2013 we completed a private placement transaction of 2,347,645 shares of common stock and warrants to purchase 774,716 shares of common stock from which we received net proceeds of approximately $2,400,000 and, as described in greater detail in Note 16 of Notes to Condensed Consolidated Financial Statements, in August 2014 we entered into securities purchase agreements with certain institutional and/or accredited investors, including certain affiliated persons, pursuant to which we sold an aggregate of 3,041,454 shares of common stock and warrants to purchase up to an aggregate of 1,003,678 shares of common stock from which we received net proceeds of approximately $2,124,000. As described in greater detail in Note 17 of Notes to Condensed Consolidated Financial Statements, we have recently completed two short-term debt financings pursuant to which we will receive $1.2 million in gross proceeds. In one transaction we issued a strategic lender a secured note in the aggregate principal amount of $200,000 and granted them a first-priority lien on certain equipment. In addition, we sold or received commitments from other lenders in an aggregate principal amount of approximately $1.0 million of unsecured, non-convertible promissory notes and warrants to purchase up to 899,500 shares of common stock in two separate transactions. One lender committed to fund a six month loan in the principal amount of $1,000,000 in two tranches, of which $100,000 has been received as of February 17, 2015 and the second tranche is due to be funded on or about February 27, 2015. A second lender funded as a 30 day bridge loan to the company the amount of $950,000 which proceeds the company will use pending funding of the second commitment of the other loan transaction and payment of the bridge lender will be made from the second tranche funding. We are using the proceeds from these transactions for working capital and general corporate purposes, including supporting the rollout of our telehealth products and services.

For the six months ended December 31, 2014, expenditures for data center equipment and other assets totaled approximately $126,000 and expenditures for software licenses and other intangible assets totaled approximately $168,000. We have developed and intend to continue to develop new applications to grow our business and address new markets.

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

Cash Flows

At December 31, 2014, cash and cash equivalents amounted to approximately $623,000 and total assets at that date were $7,139,000. Since June 30, 2014 cash, cash equivalents and marketable securities decreased approximately $671,000 reflecting the issuance of company securities offset in part by cash used principally to fund operating losses, product development activities, changes in working capital, and capital expenditures during the six months ended December 31, 2014. Our current estimated monthly operational requirements, without giving effect to any special or one time events, is approximately $450,000. Cash used for the period includes investments in data center and related infrastructure equipment, investments in inventory, manufacturing, licenses and other assets, and the prepayment of certain insurance premiums and maintenance contracts. We expect to continue to use cash to fund operating losses, changes in working capital, product development activities, and capital expenditures for the foreseeable future.

Net cash used by operating activities for the six months ended December 31, 2014 was approximately $2,483,000 compared to $2,057,000 for the prior year period reflecting an increase in cash used for operations and prepaid expenses during the current period. Net cash used by investing activities, excluding sales of marketable securities, was $294,000 for the six months ended December 31, 2014 compared to $81,000 for the prior year period. This change reflects an increase in asset and related purchases for the current period. Net cash provided by financing activities for the six months ended December 31, 2014 was approximately $2,106,000 compared to $1,827,000 for the prior year period. The amount for the current period reflects the proceeds from the August 2014 registered direct offering less the payment of certain preferred stock dividends. The amount for the prior year reflects net proceeds from the November 2013 private placement transaction less the repayment of senior secured notes and the payment of preferred stock dividends.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other equity and debt securities to obtain financing to fund our operating deficits, product development activities, business acquisitions, capital expenditures and telehealth activities. We have recently completed short-term debt financing transactions resulting in total proceeds of $1.2 million and we are continuing to explore additional potential transactions to improve our capital position. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings. Based on our business plan, we expect our existing resources, revenues generated from operations, net proceeds from our financing transactions in January and February 2015, other transactions we are considering and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however; no assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations or generate sufficient cash flow to satisfy our other obligations. If our available cash resources and projected revenue levels are not sufficient to sustain our operations, or otherwise meet our cash needs, we will need to raise additional capital to fund operations and to meet our obligations in the future. As discussed above, we are continuing to explore additional potential transactions to improve our capital position to ensure we are able to meet our financing and working capital requirements. We would expect to raise additional funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing or preferred stock, if available, may involve covenants that restrict our business activities and options and such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Currently, the company does not have any definitive agreements with any third parties for such transactions and there can be no assurances that the company will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition.

Our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	our relationships with suppliers and customers;

•	the market acceptance of our software and services;

•	the levels of promotion and advertising that will be required to launch our new offerings and achieve and maintain a competitive position in the marketplace;

•	price discounts on our products and services to our customers;

•	our pursuit of strategic transactions;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the level of accounts receivable and inventories that we maintain;

•	capital improvements to new and existing facilities;

•	technological advances;

•	our potential need to redeem our outstanding shares of preferred stock;

•	our need to repay indebtedness; and

•	our competitors’ response to our offerings.

Financing Activities

Except as discussed above, we have not engaged in any external financing activities in fiscal 2015 and 2014.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 250,000 shares of our common stock at a conversion rate of $2.80. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of December 31, 2014, no shares of the Series B preferred stock have been redeemed.

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

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of December 31, 2014 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total operating leases	$1,067	$512	$555	$—	$—

Effective January 15, 2014, we entered into agreements with each of our chief executive officer and chief financial officer in order to continue the compensation modification program implemented in February 2010. Pursuant to these agreements, both officers agreed to continue the reduction in their base salary to 70% of their original base salary commencing January 16, 2014 and continuing until the earlier of (i) such time as the company achieves “cash flow breakeven” or (ii) January 15, 2015. Under our employment agreement with our chief executive officer, if we do not enter into a new compensation modification agreement (or renewal or extension of the existing modification agreement), then the salary reduction agreed to by our chief executive officer will continue, but the reduction amount shall be adjusted to 15% of his base salary. Pursuant to these continuation agreements, the term “cash flow breakeven” is defined to mean that the company has achieved positive cash flow from operations for two consecutive fiscal quarters determined by reference to the revenues and other amounts received by the company from its operations. The term “cash flow from operations”, however, shall not include (a) amounts received from the sale, lease or disposition of (i) fixed or capital assets, except for amounts received in the ordinary course of business; or (ii) any subsidiary company; (b) capital expenditures; (c) interest income and expense; and (d) other non-operating items as determined in accordance with generally accepted accounting principles in the United States as consistently applied during the periods involved. In consideration for these agreements, we granted these officers restricted stock units under our 2011 Omnibus Equity Incentive Plan based on 30% of their base salary for the period commencing January 16, 2014 through January 15, 2015. The number of restricted stock units granted was determined by dividing the total amount of base salary that is reduced pursuant to the new modification agreements by the closing price of our common stock on the date of grant. In connection with the program we granted our chief executive officer 66,412 restricted stock units and our chief financial officer 59,542 restricted stock units. The restricted stock units and the options and restricted stock units granted in connection with the compensation modification program for prior years shall only vest upon either the date determined that the company achieves cash flow breakeven, as defined above, or in the event of a termination of employment either without “cause” or for “good reason”, as such terms were defined in the employment agreements we previously entered with each such officer.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2014, we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us.

Present Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. Early application is not permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition, and apply existing guidance under the Stock Compensation Topic of the ASC as it relates to awards with performance conditions that affect vesting to account for such awards. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. We are currently evaluating the impact of this standard on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

At December 31, 2014, our unrestricted cash totaled approximately $623,000 and was in non-interest bearing checking accounts used to pay operating expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

On January 6, 2012, Express MD Solutions LLC, a subsidiary of the company, was served with a summons and complaint in a purported patent infringement lawsuit filed by Robert Bosch Healthcare Systems, Inc. (“Plaintiff”) against Express MD Solutions LLC, in the U.S. District Court for the Northern District of California, Case No. 5:12-cv-00068-JW. The complaint alleges that the Express MD Solutions’ “Electronic House Call” product infringes one or more claims of certain patents allegedly owned by the Plaintiff. Plaintiff is seeking injunctive relief, damages, punitive damages, interest, and other costs and expenses. Express MD Solutions filed an answer to the complaint on January 27, 2012 and asserted counterclaims seeking declarations that the patents are invalid and not infringed. On May 11, 2012, Plaintiff filed an amended complaint, dropping two patents previously asserted and adding one new patent. Express MD Solutions filed a motion to dismiss on June 15, 2012, which the Court granted with leave for Plaintiff to amend the complaint. Plaintiff filed a second amended complaint on July 24, 2012. Express MD filed an answer on August 7, 2012 and asserted counterclaims seeking invalidity of the patents and a declaration of non-infringement. On September 6, 2012 the case was reassigned to a new judge. An initial case management conference was held before the court on January 11, 2013. On January 21, 2013, Express MD Solutions filed a request for reexamination of one of the four patents asserted by Plaintiff. On February 27, 2013, the U.S. Patent and Trademark Office issued an order granting the request for reexamination. Additionally, two of the remaining three patents asserted by Plaintiff were placed into reexamination at the end of 2012 based on requests filed by a third party. The fourth patent asserted by Plaintiff expired on November 17, 2012. On January 22, 2013, Express MD Solutions filed a motion to stay the case pending the conclusion of the reexamination of Plaintiff’s three unexpired asserted patents. On January 22, 2013, Plaintiff filed a motion with the court for leave to file a third amended complaint and first amended infringement contentions. Express MD Solutions filed a response in opposition to Plaintiff’s motion on February 5, 2013 and on such date Plaintiff filed an opposition to Express MD Solutions’ motion to stay the case. On February 12, 2013, Express MD Solutions filed a reply in further support of its motion for a stay and Plaintiff filed a reply in further support of its motion to amend. On February 27, 2013, the Court granted Express MD Solutions’ motion and issued an order staying the case until final decision on all of the reexaminations, including through appeals. On November 28, 2014, the Plaintiff and Express MD Solutions filed a stipulation to dismiss one of the asserted patents from the case and to lift the stay, based on a final decision being entered in each of the reexaminations with respect to the remaining three patents being asserted in the case. On December 3, 2014, the court issued an order lifting the stay and dismissing the patent from the case. On December 5, 2014, the court issued an order setting the case management schedule. We believe that we have strong defenses to Plaintiff’s allegations and we intend to continue to vigorously defend the litigation. In addition, we intend to exercise our rights of set-off and indemnification as against EncounterCare Solutions, Inc. and the co-licensor to us of the patents in issue. Based on the facts of which we are currently aware, management believes that this matter will not have a material adverse effect on our financial position, results of operations, or cash flows. However, this matter is subject to inherent uncertainties and management’s assessment may change in the future.

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

We incurred net losses of approximately $7,143,000, $11,349,000 and $8,352,000 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively and had an accumulated deficit of approximately $196,382,000 at June 30, 2014. We also had a net loss of $4,199,000 for the six months ended December 31, 2014 and had an accumulated deficit of approximately $200,783,000 at December 31 2014. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we may not be profitable in any future period.

Our capital requirements have been significant and until our revenues can sufficiently support our operating costs, we expect to raise additional capital to finance our operations.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements and registered offerings of our securities and on short-term and long-term debt transactions to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software, services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $4,726,000, $5,214,000 and $6,513,000 in cash for operating activities for the fiscal years ended June 30, 2014, 2013 and 2012, respectively and $2,483,000 for the six months ended December 31, 2014. Our available cash and cash equivalents as of December 31, 2014 totaled approximately $623,000. Our current estimated monthly operational requirements, without giving effect to any special or one time events, is approximately $450,000. We have recently completed short-term debt financing transactions resulting in total proceeds of $1.2 million and we are continuing to explore additional potential transactions to improve our capital position. We expect our existing resources, revenues generated from operations, net proceeds from our debt financing transactions in January and February 2015, other transactions we are considering and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, no assurances can be given, that we will be able to attain sales levels and support our costs through revenues derived from operations or generate sufficient cash flow to satisfy our other obligations. If our available cash resources and projected revenue levels are not sufficient to sustain our operations, or otherwise meet our cash needs, we will need to raise additional capital to fund operations and to meet our obligations in the future. As discussed above, we are continuing to explore additional potential transactions to improve our capital position to ensure we are able to meet our financing and working capital requirements. We would expect to raise additional funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing or preferred stock, if available, may involve covenants that restrict our business activities and options and such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Currently, the company does not have any definitive agreements with any third-parties for such transactions and there can be no assurance, however, that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially, which could have a material adverse effect on our business, financial condition and results of operations. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

•	our need to utilize a significant amount of cash to support research and development activities and to make incremental investments in our organization;

•	our ability to achieve targeted gross profit margins and cost management objectives;

•	our ability to reach break-even or profitability;

•	the success of our sales and marketing efforts;

•	our need to repay indebtedness;

•	the extent and terms of any development, marketing or other arrangement; and

•	changes in economic, regulatory or competitive conditions, including the continuing economic weakness and federal budgetary uncertainty.

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

On August 2, 2011, the Budget Control Act of 2011 (the “Budget Control Act”) was enacted into law. The Budget Control Act imposes annual spending limits on many federal agencies and programs aimed at reducing budget deficits. In addition to setting budget authority for fiscal years 2012-2021, the Budget Control Act also triggered an automatic sequestration process that took effect March 1, 2013. The sequestration process resulted in automatic, across-the-board cuts to mandatory and discretionary federal spending. Although the U.S. government, has enacted budgetary legislation to ameliorate certain impacts of sequestration through the government’s 2015 fiscal year, the overall depth and scope of sequestration impacts remain unclear and federal agency budgets continue remain uncertain. We cannot predict what impact, if any, the ongoing effects of the Budget Control Act will have on our business or results of operations. However, these or other factors could result in a significant decline in, or redirection of, current and future federal expenditures and could adversely affect our operating performance, including the possible loss of revenue and reduction in our operating cash flow, particularly, but not exclusively, with respect to our telehealth products.

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

We have been in the past, and may become in the future, involved in legal proceedings. You should carefully review and consider the various disclosures we make in our reports filed with the SEC regarding legal matters that may affect our business. As described in greater detail below, our ExpressMD Solutions subsidiary was served with a summons and complaint in a purported patent infringement lawsuit filed by Robert Bosch Healthcare Systems, Inc. alleging that the ExpressMD Solutions’ “Electronic House Call”

product infringes one or more claims of certain patents allegedly owned by the plaintiff. ExpressMD Solutions filed an answer to the complaint and asserted counterclaims seeking declarations that the patents are invalid and not infringed. We believe that we have strong defenses to plaintiff’s allegations and we intend to continue to vigorously defend the litigation. This proceeding was stayed by the court until the final decision, including through appeals, on all of the reexaminations of the asserted Bosch patents have been completed by the U.S. Patent and Trademark Office. On December 3, 2014, the court issued an order dismissing one of the asserted patents from the case and lifting the stay. Civil and criminal litigation is inherently unpredictable and outcomes can result in excessive verdicts, fines, penalties and/or injunctive relief that affect how we operate our business. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. We cannot predict with certainty the outcome of any legal proceedings in which we become involved and it is difficult to estimate the possible costs to us stemming from any such matters. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations, financial position and cash flows.

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

In February 2014, the FDA conducted a routine inspection of our business premises related to our telehealth products and upon the completion of their inspection issued us inspectional observations on FDA Form 483. We have provided the FDA with written responses to the Form 483 that describes the actions we are taking to address their observations and we believe that we have responded to the observations noted by the FDA. . However, we may be unable to implement corrective actions in a manner satisfactory to the FDA and we are unable to predict when this matter will be resolved or what further action, if any, the government may take in connection with this matter. Beyond incurring compliance-related expenses, we are presently unable to predict what impact, if any, these matters or ensuing proceedings, if any, will have on our financial condition, results of operations or cash flows.

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

The price of our common stock has been, and is likely to continue to be, volatile. Our stock price during the fiscal year ended June 30, 2014 traded as low as $0.61 per share and as high as $1.88 per share and during the six months ended December 31, 2014, our common stock traded within a range of $0.44 to $1.20. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

On June 19, 2014, we received a staff deficiency letter from The Nasdaq Stock Market notifying us that for the prior 30 consecutive business days, the closing bid price per share of our common stock was below the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as required by Listing Rule 5550(a)(2) (the “Bid Price Rule”). As a result, we were notified that we were not in compliance with the Bid Price Rule and were provided with 180 calendar days, or until December 16, 2014, to regain compliance with the Bid Price Rule. On December 9, 2014, we received notice from The Nasdaq Stock Market that we had regained compliance with the minimum bid price requirement for continued listing of our common stock on The Nasdaq Capital Market.

However, on January 28, 2015, we received a new staff deficiency letter from The Nasdaq Stock Market notifying the company that it was not in compliance with the Bid Price Rule as the closing bid price per share of its common stock was below the $1.00 minimum bid price requirement for continued listing for the prior 30 consecutive business days. Nasdaq has provided the company with 180 calendar days, or until July 27, 2015, to regain compliance with the Bid Price Rule. This notification has no immediate effect on the company’s listing on the Nasdaq Capital Market or on the trading of the company’s common stock.

To regain compliance with the Bid Price Rule, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180 day grace period. If the company’s common stock does not regain compliance with the Bid Price Rule during this grace period, it will be eligible for an additional grace period of 180 calendar days, provided that the company satisfies Nasdaq’s continued listing requirement for market value of publicly held shares and all other initial listing standards for listing on The Nasdaq Capital Market, other than the minimum bid price requirement, and provides written notice to Nasdaq of its intention to cure the deficiency during the second grace period. If the company does not regain compliance during the initial grace period and is not eligible for an additional grace period, Nasdaq will provide written notice that the company’s common stock is subject to delisting from The Nasdaq Capital Market. In that event, the company may appeal such determination to a hearings panel. There can be no guarantee that the company will be able to regain compliance with the Bid Price Rule. It is also possible that we could fail to satisfy another Nasdaq requirement for continued listing of our stock and we may receive additional future non-compliance notices from Nasdaq, and proceedings to delist our stock could be commenced. If our common stock were to be delisted from The Nasdaq Capital Market, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board. Such trading will reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock and the price of our common stock could suffer a significant decline. Delisting may also impair our ability to raise capital. If our common stock is delisted from The Nasdaq Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

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

The average daily trading volume in our common stock for the six months ended December 31, 2014 was approximately 86,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

During the six months ended December 31, 2014 and our fiscal year ended June 30, 2014, we completed several transactions that have resulted in our issuance of a substantial number of shares of common stock and securities convertible into, or exercisable for, additional shares of common stock. The issuance of these securities has resulted in substantial dilution to stockholders who held our common stock prior to such transactions and will result in additional dilution in the future if shares of convertible preferred stock are converted into common stock and common stock purchase warrants are exercised. The conversion of preferred shares and the exercise of warrants could also adversely affect the market price of our common stock if the holders of these securities immediately sell some or all of the shares of common stock issued upon conversion or exercise or there is a perception in the market that the holders of a large number of shares intend to sell their shares.

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

Our executive officers, directors and significant stockholders will be able to influence matters requiring stockholder approval

As of the date of this report, our executive officers, directors and largest shareholder (Lazarus Investment Partners, LLLP) possess beneficial ownership (without, however, giving effect to any limitations on the ability of such persons to convert shares of Series D preferred stock or exercise warrants) of approximately 44.4% of our common stock and within this amount, Lazarus Investment Partners beneficially owns approximately 29.6% of our outstanding common stock. Due to such ownership position, these persons have increased influence over the outcome of future stockholder votes, including the election of directors and other significant business matters that require stockholder approval, and their interests may differ from the interests of other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other business combinations or purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock. In addition, the sale of these shares of common stock may adversely affect the market price of our common stock and our stock price may decline substantially.

The exercise of our outstanding options and warrants, or conversion of our outstanding shares of convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of December 31, 2014, the following options, restricted stock units and warrants were outstanding:

•	Stock options to purchase 3,399,000 shares of common stock at exercise prices ranging from $0.64 to $12.56 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $2.01 per share. These stock options are employee and non-executive director options.

•	Warrants to purchase 27,676,000 shares of common stock with a weighted average exercise price of $1.23 per share.

•	An aggregate of 881,000 unvested restricted stock units.

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

Except as previously reported and as described elsewhere in this Quarterly Report on Form 10-Q, we did not sell unregistered securities during the quarter ended December 31, 2014.

As of December 31, 2014 we issued options to purchase an aggregate of 98,861 shares of common stock to our non-executive directors that elected to receive options and in January 2015, we issued an aggregate of 12,497 restricted shares of our common stock to non-executive directors that elected to receive shares of common stock in lieu of the cash fees earned for their service as members of our board of directors pursuant to our 2011 Omnibus Equity Incentive Plan. The options are exercisable for a period of ten years at an exercise price of $0.94 per share. Such securities were issued for service on our board during the quarter ended December 31, 2014. These securities were issued pursuant to the exemption from registration provided by Section 4 (a)(2) of the Securities Act of 1933, as amended.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the six months ended December 31, 2014.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On November 18, 2014, we reported that our 2015 Annual Meeting of Stockholders will be held on February 26, 2015. As such, the date of the 2015 Annual Meeting will have changed by more than 30 days from the anniversary of our 2014 Annual Meeting. In accordance with Rule 14a-5(f) and Rule 14a-8(e) under the Securities and Exchange Act of 1934, as well as under the advance notice requirements contained in our bylaws, we considered stockholder proposals intended to be considered for inclusion in our proxy materials for our 2015 Annual Meeting to be timely if we received such proposals no later than December 22, 2014. In addition, we also disclosed that the proxy solicited by the Board of Directors for the 2015 Annual Meeting will confer discretionary authority to vote on any stockholder proposal presented at the 2015 Annual Meeting if we did not receive notice of such proposal prior to December 22, 2014. Such proposals should have been delivered to the attention of the Corporate Secretary at Authentidate Holding Corp., 300 Connell Drive, 5th Floor, Berkeley Heights, N.J. 07922.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference. A management contract or compensation plan or arrangement is indicated with (*).

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith

10.1*	Employment Agreement between Authentidate Holding Corp. and O’Connell Benjamin dated November 25, 2014	8-K	11/28/14	10.1

10.2*	Form of Stock Option Agreement between Authentidate Holding Corp. and O’Connell Benjamin dated November 25, 2014				X

10.3*	Form of Performance-based Stock Option Agreement between Authentidate Holding Corp. and O’Connell Benjamin dated November 25, 2014				X

10.4	Board Nomination Agreement dated December 10, 2014	8-K	12/15/14	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1	The following financial information from the Authentidate Holding Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

February 17, 2015	/s/ O’Connell Benjamin
Date	O’Connell Benjamin
Chief Executive Officer

/s/ William A. Marshall
William A. Marshall
Chief Financial Officer & Treasurer