Form 10-Q
period 2015-03-31
AUTHENTIDATE HOLDING CORP
filed 2015-05-20
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 15, 2015
Common Stock, $0.001 par value per share	41,964,118 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

( in thousands, except per share data )	March 31, 2015 (Unaudited)	June 30, 2014
Assets
Current assets
Cash and cash equivalents	$295	$1,084
Restricted cash	256	256
Marketable securities	—	210
Accounts receivable, net	389	508
Inventory	918	2,937
Prepaid expenses and other current assets	351	259

Total current assets	2,209	5,254
Property and equipment, net	382	448
Other assets
Licenses, net	1,831	1,933
Other assets, net	531	593

Total assets	$4,953	$8,228

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other liabilities	$2,178	$2,806
Notes payable, net of unamortized discount	1,038	—
Deferred revenue	94	78

Total current liabilities	3,310	2,884
Long-term deferred revenue	121	126

Total liabilities	3,431	3,010

Commitments and contingencies (Note 11)
Shareholders’ equity
Preferred stock, $.10 par value; 5,000 shares authorized, Series B, 28 shares and Series D, 665 shares issued and outstanding on March 31, 2015 and June 30, 2014, respectively	69	69
Common stock, $.001 par value; 100,000 shares authorized, 41,919 and 38,511 shares issued and outstanding on March 31, 2015 and June 30, 2014, respectively	42	39
Additional paid-in capital	204,744	201,492
Accumulated deficit	(203,333)	(196,382)

Total shareholders’ equity	1,522	5,218

Total liabilities and shareholders’ equity	$4,953	$8,228

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share data)	2015	2014	2015	2014
Revenues
Hosted software services	$470	$523	$1,459	$1,720
Telehealth products and services	299	698	1,709	2,766

Total revenues	769	1,221	3,168	4,486
Operating expenses
Cost of revenues	319	835	1,663	3,072
Selling, general and administrative	2,319	1,602	6,435	5,071
Product development	310	275	1,049	780
Depreciation and amortization	200	191	599	569

Total operating expenses	3,148	2,903	9,746	9,492

Operating loss	(2,379)	(1,682)	(6,578)	(5,006)
Other (expense) income, net	(70)	101	(70)	(26)

Net loss	$(2,449)	$(1,581)	$(6,648)	$(5,032)

Basic and diluted loss per common share	$(0.06)	$(0.04)	$(0.17)	$(0.20)

Comprehensive operations
Net loss	$(2,449)	$(1,581)	$(6,648)	$(5,032)

Comprehensive loss	$(2,449)	$(1,581)	$(6,648)	$(5,032)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
(in thousands)	2015	2014
Cash flows from operating activities
Net Loss	$(6,648)	$(5,032)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of debt discount and deferred financing costs	61	127
Depreciation and amortization	599	569
Share-based compensation	453	398
Share-based severance	153	—
Warrants issued for services	44	109
Restricted shares and stock options issued for services	259	170
Net gain on sale of non-core assets	—	(101)
Changes in assets and liabilities
Accounts receivable	119	(93)
Inventory	2,019	920
Prepaid expenses and other current assets	(92)	225
Accounts payable, accrued expenses and other liabilities	(758)	(739)
Deferred revenue	11	(140)

Net cash used in operating activities	(3,780)	(3,587)

Cash flows from investing activities
Purchases of property and equipment	(178)	(231)
Other intangible assets acquired	(191)	(69)
Sales of marketable securities	210	—
Net proceeds from sale of non-core assets	—	851

Net cash (used) provided by investing activities	(159)	551

Cash flows from financing activities
Net proceeds from issuance of common stock and warrants	2,118	2,854
Proceeds from issuance of short-term promissory notes	1,250	—
Repayment of short-term promissory notes	(200)	—
Repayment of senior secured notes	—	(850)
Dividends paid	(18)	(53)

Net cash provided by financing activities	3,150	1,951

Net decrease in cash and cash equivalents	(789)	(1,085)
Cash and cash equivalents, beginning of period	1,084	3,505

Cash and cash equivalents, end of period	$295	$2,420

The accompanying notes are an integral part of the condensed consolidated financial statements. See Notes 9, 13 and 17 for supplemental cash flow information regarding preferred stock dividends, debt discount and warrants issued with common stock.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries (collectively, the “company”). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the company’s Form 10-K for the fiscal year ended June 30, 2014 and the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The company has incurred significant losses and our operations and product development activities have required substantial capital investment to date. Additionally, on March 6, 2015 we announced that the Department of Veterans Affairs (VA) informed the company that it did not intend to exercise the fourth and final option year under our contract for telehealth products and services. The company’s contract with the VA was originally awarded in April 2011 and consisted of a base year and four one-year option years which were exercisable at the VA’s sole discretion. The current option year under the contract expired on May 15, 2015 and we expect that the transition process with the VA will have been completed by that date. Our VA revenue included both recurring service revenues as well as hardware sales. As a result of the non-renewal of the VA contract we expect to report significantly reduced revenues over the next several quarters and we have taken steps to reduce our operating costs and better align our resources with the growth opportunities we intend to pursue. The VA had been our largest customer, accounting for approximately 58% and 51% of our total revenue for the year ended June 30, 2014 and the nine months ended March 31, 2015, respectively. Through March 31, 2015, cost reductions include eliminating 20 positions throughout the company, or approximately 43% of our workforce, and several consultants. During the third quarter the company recorded charges of approximately $70,000 related to workforce severance and expects these expense reductions to result in annualized operating cost savings of approximately $2.8 million starting in the fourth quarter of fiscal 2015. However, we have an immediate need for additional capital and are exploring additional potential transactions to improve our capital position and ensure we are able to meet our financing and working capital requirements. Based on our business plan, we expect our existing resources, revenues generated from operations, net proceeds from our debt financing transactions in February and April 2015, other transactions we are considering and proceeds received from the potential exercise of outstanding warrants (of which there can be no assurance) or a restructuring of outstanding debt obligations (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months. If necessary, management of the company believes that it can reduce operating expenses and/or raise additional equity or debt financing to satisfy its working capital requirements. However, no assurances can be given that we will be able to support our costs or pay debt obligations due in July 2015 through revenues derived from operations or generate sufficient cash flow to satisfy our other obligations or that the company will be able to continue as a going concern. If our available cash resources and projected revenue levels are not sufficient to sustain our operations, or otherwise meet our cash needs, we will need to raise additional capital to fund operations and to meet our obligations in the future. Currently, the company does not have any definitive agreements with any third-parties for such transactions and there can be no assurance that the company will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company.

2.	Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net loss	$(2,449)	$(1,581)	$(6,648)	$(5,032)
Preferred stock dividends	(101)	(101)	(303)	(303)
Deemed preferred stock dividends	—	—	—	(2,017)

Net loss applicable to common shareholders	$(2,550)	$(1,682)	$(6,951)	$(7,352)

Weighted average shares	41,780	38,335	40,923	36,809

Basic and diluted loss per common share	$(0.06)	$(0.04)	$(0.17)	$(0.20)

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The deemed preferred stock dividends included in the loss per share calculation represent the accretion of the fair value of approximately $2,150,000 allocated to a non-cash beneficial conversion feature related to the Series D preferred stock issued in June 2013. The beneficial conversion feature was being amortized over the period from issuance through the earliest permitted conversion date in December 2013. The fair value of the warrants was determined using the Black-Scholes option pricing model. All common stock equivalents were excluded from the loss per share calculation for all periods presented because the impact is antidilutive. At March 31, 2015, options (3,908,000), restricted stock units (488,000), warrants (26,955,000), Series D preferred stock (6,125,000) and Series B preferred stock (250,000) were outstanding. At March 31, 2014, options (3,446,000), restricted stock units (947,000), warrants (26,808,000), Series D preferred stock (6,125,000) and Series B preferred stock (250,000) were outstanding.

3.	Share-Based Compensation

Share-based compensation by category is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
SG&A	$145	$159	$408	$353
Product development	10	10	30	30
Cost of revenues	5	5	15	15

Share-based compensation expense	$160	$174	$453	$398

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock option activity under the company’s stock option plans for employees and non-executive directors for the period ended March 31, 2015 is as follows (in thousands, except per share and average life data):

Employees Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2014	2,619	$3.59
Granted	715	0.84
Expired/forfeited	(915)	4.92

Outstanding March 31, 2015	2,419	$2.31	6.26	$—

Exercisable at March 31, 2015	1,368	$3.00	4.37	$—

Expected to vest at March 31, 2015	823	$1.38	7.77	$—

Non-Executive Director Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2014	742	$1.39
Granted	758	0.54
Expired	(10)	14.30

Outstanding March 31, 2015	1,490	$0.87	7.31	$—

Non-executive director options are granted at market price and vest on the grant date.

As of March 31, 2015, there were approximately 488,000 restricted stock units outstanding that were granted to employees as of January 15, 2013 and January 28, 2014 in connection with the company’s compensation modification program. These restricted stock units vest when the company achieves cash flow breakeven, as defined.

As of March 31, 2015, there was approximately $548,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 20 months.

No options were exercised during the nine month periods ended March 31, 2015 and 2014, respectively. The weighted average grant date fair value of options granted during the nine month periods ended March 31, 2015 and 2014 was approximately $0.50 and $0.63, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of options vested was $552,000 and $358,000 for the nine month periods ended March 31, 2015 and 2014, respectively.

In December 2012, the board of directors agreed that all non-employee directors would receive all of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of our common stock or stock options issued at fair value in accordance with the terms of the 2011 Plan for periods ending after December 2012. During the nine months ended March 31, 2015, the company issued 62,252 shares of restricted common stock and 643,109 stock options (both valued at approximately $259,100) to certain non-executive directors in connection with this program. In April 2015 the company issued 45,524 shares of restricted common stock (valued at approximately $15,000) to a director under this program for the quarter ended March 31, 2015.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Marketable Securities

During the quarter ended December 31, 2014, we converted our marketable securities, which consisted primarily of money market investments, to cash. Prior to that we classified our investments as “available for sale” and they were recorded at cost which approximated fair value due to their variable interest rates. As a result, we have had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from such investments through the date of the sale. All income generated from these investments is recorded as interest income.

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

In connection with our manufacturing and sales plans for our telehealth service, the company has purchased certain components and contract manufacturing services for the production of the monitoring appliances. These inventory amounts are stated at the lower of cost or market and consist of the following (in thousands):

	March 31,	June 30,
	2015	2014
Purchased components	$585	$2,735
Finished goods	333	202

Total inventory	$918	$2,937

The company purchased certain components under arrangements that required payment only after such components where actually used in production. Based on the company’s current production plans we have determined that approximately $1.6 million of such components recorded in prior periods will not be used. Accordingly, we offset this inventory balance against the related accounts payable balance during the quarter ended March 31, 2015.

7.	Other Intangible Assets

The following table sets forth licenses, net and other intangible assets that are included in other assets as follows (in thousands):

	March 31, 2015			June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years
Patents	$357	$271	$86	$353	$256	$97	17
Trademarks	212	105	107	205	97	108	20
Acquired technologies	95	72	23	72	72	—	2
Licenses	4,047	2,216	1,831	3,887	1,954	1,933	3 - 10

Total	$4,711	$2,664	$2,047	$4,517	$2,379	$2,138

As of March 31, 2015 and June 30, 2014 goodwill amounted to approximately $50,000 and is included in other assets.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The company amortizes licenses and other intangible assets under the straight line method. Amortization expense was approximately $95,000 and $285,000 for the three and nine months ended March 31, 2015 and $85,000 and $250,000 for the prior year periods, respectively. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

June 30,
2015	$108
2016	465
2017	373
2018	287
2019	274
Thereafter	540

$2,047

8.	Notes Payable

On January 29, 2015, the company received a short-term loan of $200,000 from a strategic lender pursuant to which we issued a secured promissory note to the lender in the aggregate principal amount of $200,000. The note was secured by a first priority lien on certain equipment owned by the company with a net present value equivalent to the face value of the note, was due and payable on March 30, 2015 and accrued interest at the rate of 6% per annum. The note and accrued interest was repaid on the maturity date.

On February 17, 2015, the company entered into a securities purchase agreement with an accredited investor pursuant to which we issued a promissory note in the aggregate principal amount of $100,000 and common stock purchase warrants to purchase up to 80,000 shares of common stock for gross proceeds of $100,000. The note is an unsecured obligation of the company, is not convertible into equity securities of the company and accrues interest at a rate of 8% per annum. The note is due and payable on the six month anniversary of the issue date, subject to the right of the investor to extend the maturity date for up to an additional six months. The note contains covenants and events of default customary for similar transactions. In addition, the company will repay the principal amount of the note in the event it completes one or more subsequent financings resulting in gross proceeds of at least $3,000,000. The net proceeds from this transaction were approximately $92,000. The warrants vest in equal monthly installments over twelve months if the notes are outstanding and, subject to vesting requirements, are exercisable for a period of 54 months commencing on the six month anniversary of the issuance date at an initial exercise price of $1.01 per share. Although the securities purchase agreement that the company entered into with this investor contemplated a second closing for $900,000 of additional proceeds, the second closing did not occur and the company did not receive the additional funds.

On February 17, 2015, in a separate transaction, the company issued a short-term promissory note in the aggregate principal amount of $950,000 and warrants to purchase 99,500 shares of common stock to an accredited investor for gross proceeds of $950,000. The holder of the short-term note is an entity controlled by Douglas B. Luce, the brother of J. David Luce, a member of the board of directors of the company. The short-term note is an unsecured obligation of the company, is not convertible into equity securities of the company and accrues interest at a rate of 5.76% per annum. The short-term note was due and payable on the first to occur of the one month anniversary of the issue date or the date on which the company received at least $950,000 in proceeds from equity or debt financing. The short-term note contains covenants and events of default customary for similar transactions. The net proceeds from this transaction were approximately $940,000. The warrants are exercisable for a period of 54 months commencing on the six month anniversary of the issuance date and have an initial exercise price of $1.01 per share.

On April 3, 2015, the company entered into an amendment agreement with the holder of the $950,000 short-term promissory note in order to amend such note to extend its maturity date from March 19, 2015 to July 2, 2015. In addition, pursuant to the amendment agreement, the company also agreed to grant the holder the right to exchange the principal amount of the short-term note (and unpaid interest thereon) into the securities of the company sold in the next financing, as defined in the amendment agreement. In consideration of waivers previously granted by the holder of potential events of default under the short-term note and the amendment to extend the maturity date, the company agreed to issue the holder warrants to purchase 3,166,667 shares of common stock of the company. The warrants are exercisable for a period of 54 months commencing six months following the date of issuance and have an exercise price equal to $0.31 per share.

The company allocated the proceeds from the note transactions to the notes and the related warrants based on the relative fair values of such instruments using the fair value of the notes at a market rate of interest and the fair value of the warrants based on the Black-Scholes option pricing model and the applicable assumptions set forth in Note 3 of Notes to Condensed Consolidated Financial

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Statements. This allocation resulted in effective interest rates for the $100,000 note of approximately 39% per annum and for the $950,000 short-term note of approximately 65% per annum, respectively. However, since the subjective nature of the inputs for the option pricing models can materially affect fair value estimates, in management’s opinion, such models may not provide a reliable single measure of the fair value of the warrants and the resulting effective interest rates. In connection with the note transactions the company recorded promissory notes of $1,050,000, debt discount of $61,000, and additional paid-in-capital of $61,000 related to the fair value of the warrants. The non-cash amortization of the debt discount and deferred financing costs of $61,000 is included in other expense for the period ended March 31, 2015.

In connection with the extension of the $950,000 short-term note discussed above, the company issued additional warrants and added a conversion option for the holder that, for accounting purposes, resulted in an extinguishment of the old note and the creation of a new short-term note. The company completed this transaction on April 3, 2015 and will record a non-cash loss on extinguishment of approximately $500,000 related primarily to the fair value of the warrants issued with the extension in the fourth quarter of 2015.

The following table sets forth the notes and unamortized debt discount (in thousands):

	March 31, 2015	June 30, 2014
Notes payable	$1,050	$—
Unamortized debt discount	(12)	—

Notes payable	$1,038	$—

9.	Preferred Stock

As of March 31, 2015, there are 28,000 shares of Series B preferred stock outstanding. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note. The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 250,000 shares of our common stock at a conversion rate of $2.80 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. At March 31, 2015, the company has accrued dividends in the amount of $52,500 which remain unpaid.

As of March 31, 2015, there are 665,000 shares of Series D convertible preferred stock outstanding. The Series D preferred stock was issued in June 2013 in connection with the cancelation of an aggregate principal amount of $6,500,000 of senior secured notes and can be converted by the holders into an aggregate of 6,125,024 shares of common stock at an initial conversion rate of $1.08571 per share. The holders of such shares have the right to convert the preferred shares at anytime commencing on the six month anniversary of the issue date; however, the shares received upon conversion may not be offered or sold except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The company has the right to repurchase the outstanding Series D preferred stock at a redemption price equal to $10.00 per share, plus accrued and unpaid dividends, beginning two years after issuance and to require holders to convert their Series D preferred stock beginning three years after issuance. Dividends on the Series D preferred stock accrue at a rate of 5% per annum and are payable semi-annually in cash or stock at the company’s option. The company settled accrued dividends of $167,616 as of December 31, 2014 to holders of Series D convertible preferred stock through the issuance of 154,385 shares of restricted common stock in accordance with the applicable terms of the series D convertible preferred stock. At March 31, 2015, the company has accrued dividends in the amount of $83,100 which remain unpaid.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

10.	Shareholder’s Equity

The changes in shareholders’ equity for the nine months ended March 31, 2015 are summarized as follows (in thousands):

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, June 30, 2014	$69	$39	$201,492	$(196,382)	$5,218
Preferred stock dividends				(303)	(303)
Restricted stock issued for preferred stock dividends			167		167
Share-based compensation expense			453		453
Share based severance			153		153
Issuance of common stock, net		3	2,115		2,118
Restricted shares and stock options issued for services			259		259
Warrants issued with debt			61		61
Warrants issued for services			44		44
Net loss				(6,648)	(6,648)

Balance, March 31, 2015	$69	$42	$204,744	$(203,333)	$1,522

During the nine months ended March 31, 2015 there were no stock options or warrants exercised.

11.	Commitments and Contingencies

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

We have entered into employment agreements with our chief executive officer and chief financial officer that specify the executive’s current compensation, benefits and perquisites, the executive’s entitlements upon termination of employment, and other employment rights and responsibilities. In connection with the termination of the company’s employment relationship with its former chief executive officer and president in February 2015, the company is presently reviewing its severance obligations to him and the vesting and other post-termination provisions of certain of the unexercised stock options and other unvested stock options and unvested restricted stock units held by him as of the effective date of his separation from the company.

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2015, we are not aware of any obligations under such indemnification agreements that would require material payments.

12.	Income Taxes

The company continues to recognize its tax benefits which are fully offset by a valuation allowance due to the uncertainty that the deferred tax assets will be realized. We will continue to evaluate the realizability of our net deferred tax assets and may record additional benefits in future earnings if we determine the realization of these assets is more likely than not.

13.	Other (Expense) Income

Other (expense) income consists of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Amortization of debt discount	$(50)	$—	$(50)	$(126)
Amortization of deferred financing costs	(11)	—	(11)	(1)
Interest expense	(9)	—	(9)	—
Net gain from sale of non-core assets	—	101		101

Total other (expense) income	$(70)	$101	$(70)	$(26)

The amortization of debt discount and deferred financing costs for fiscal 2015 relates to the notes discussed in Note 8 of Notes to Condensed Consolidated Financial Statements and for fiscal 2014 to $850,000 of senior secured notes that were repaid on October 31, 2013, the stated maturity date.

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The company’s assets subject to fair value measurements as of March 31, 2015 and June 30, 2014 are as follows (in thousands):

		Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
March 31, 2015
Current marketable securities - available for sale	$—	$—	$—	$—

Total	$—	$—	$—	$—

June 30, 2014
Current marketable securities - available for sale	$210	$210	$—	$—

Total	$210	$210	$—	$—

For the nine months ended March 31, 2015 and 2014, no gains or losses resulting from the fair value measurement of financial assets were included in the company’s earnings. During the quarter ended December 31, 2014, we converted our marketable securities, which consisted primarily of money market investments to cash.

15.	Accounting Standards Adopted in Fiscal 2015

The company adopted the following FASB Accounting Standards Update (ASU) during fiscal 2015:

•	ASU No. 2013 - 11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists (a consensus of FASB Emerging Issues Task Force), which finalizes Proposed ASU No. EITF-13C, and provides explicit guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. In particular, ASU No. 2013-11 provides that an entity’s unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. As to the foregoing exception, ASU No. 2013-11 explains that the determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statue of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. ASU No. 2013-11 applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists at the reporting date and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

The adoption of the ASU described above had no impact on the company’s results of operations or financial position.

16.	Common Stock Warrants

During the nine months ended March 31, 2015, the company issued warrants to purchase shares of its common stock as follows. The company issued 150,000 warrants to a consultant for services with an exercise price of $0.84 per share in September 2014. These warrants vest monthly in arrears through March 31, 2015, have a two year life and, are exercisable beginning six months after the grant date. The fair value of these warrants, as determined by the Black Scholes Model, is being charged to operations over the service period. Further, as discussed more fully in Notes 8 and 17 of Notes to Condensed Consolidated Financial Statements, the company issued warrants to purchase 179,500 shares of the company’s common stock in connection with the issuance of promissory notes in February 2015 and 1,003,678 shares of the company’s common stock in a registered direct offering in August 2014.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

A schedule of common stock warrant activity is as follows (in thousands, except per share and average life data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2014	26,807	$1.26
Warrants issued	1,333	0.90
Warrants expired	(1,185)	1.92

Outstanding, March 31, 2015	26,955	$1.21	2.81	$—

Exercisable, March 31, 2015	26,276	$1.21	2.61	$—

17.	Recent Equity Offerings

On August 28, 2014, the company completed a registered direct offering with certain institutional and/or accredited investors, including certain affiliated persons, of 3,041,454 shares of common stock and warrants to purchase up to an aggregate of 1,003,678 shares of common stock for gross proceeds of $2.17 million. The purchase price for a unit was $0.71, except that such purchase price per unit was $0.75125 for those investors that are our officers or directors. The warrants are exercisable for a period of 54 months commencing on the six month anniversary of the date on which they are issued and have an initial exercise price of $0.8875 per share. After deducting offering expenses, the company received net proceeds of approximately $2.12 million. The fair value of these warrants using the Black-Scholes option pricing model was approximately $0.42 million. One of the investors in the offering, Lazarus Investment Partners LLLP, was the beneficial owner of approximately 29.6% of our common stock immediately prior to the offering, agreed to purchase $500,000 worth of shares of common stock and warrants (704,225 shares and 232,394 warrants). The manager of the general partner of Lazarus Investment Partners, LLLP, is the brother of Dr. Todd A. Borus, a member of our board of directors. Dr. Borus agreed to purchase 33,278 shares of common stock and 10,982 warrants (proceeds of $25,000). Further, Sarah Trent Harris, a family member of Charles C. Lucas, the Chairman of our Board, agreed to purchase 211,268 shares of common stock and 69,718 warrants (proceeds of $150,000). In addition, an entity controlled by Douglas B. Luce, the brother of J. David Luce, a member of our board of directors, agreed to purchase 352,113 shares of common stock and 116,197 warrants (proceeds of $250,000). O’Connell Benjamin, our former chief executive officer agreed to purchase 133,111 shares of common stock and 43,927 warrants (proceeds of $100,000) and William A. Marshall, our chief financial officer, agreed to purchase 66,556 shares of common stock and 21,963 warrants (proceeds of $50,000).

18.	Other Subsequent Events

On April 24, 2015, the company issued a short-term promissory note in the aggregate principal amount of $500,000 to Lazarus Investment Partners LLLP, the beneficial owner of approximately 29.4% of our common stock immediately prior to the note transaction, for gross proceeds of $500,000. In consideration for the short-term note transaction, the company agreed to reduce the exercise price on approximately 6,233,600 warrants held by Lazarus to $0.25 based on the most recent closing bid price of the common stock prior to the note transaction, and to extend the expiration date of the warrants to October 25, 2019. The short-term note is an unsecured obligation of the company, is not convertible into equity securities of the company and accrues interest at a rate of 5.76% per annum. The short-term note is due and payable on the first to occur of July 2, 2015, or the date on which the company receives at least $900,000 in cash proceeds from an equity or debt financing. The short-term note contains covenants and events of default customary for similar transactions. The net proceeds from this transaction were approximately $500,000. The warrants, as amended, are exercisable for a period of approximately 54 months and have an initial exercise price of $0.25 per share.

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

Our telehealth solutions provide in-home patient vital signs monitoring systems and services to improve care for patients and reduce the cost of care by delivering results to their healthcare providers via the Internet. Our telehealth solutions combine our Electronic House Call™ or our tablet based patient vital signs monitoring appliances or our Interactive Voice Response patient vital signs monitoring solution with a web-based management and monitoring software module. Both solutions enable unattended measurements of patients’ vital signs and related health information and are designed to aid wellness and preventative care, and deliver better care to specific patient segments who require regular monitoring of medical and behavioral health conditions. Healthcare providers can easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans securely via the Internet. This service provides a combination of care plan schedule reminders and comprehensive disease management education as well as intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Healthcare providers and health insurers are also expected to benefit by having additional tools to improve patient care, reduce in-person and emergency room patient visits and hospital readmissions.

We operate our business in the U.S. with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. Our business is engaged in the development and sale of web-based services largely based on our Inscrybe® platform and related capabilities and our telehealth products and services. In recent years we have focused our efforts on developing and introducing solutions for use in the healthcare information technology industry.

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

During fiscal 2015 we have focused primarily on marketing our telehealth products and services and our referral management and hospital discharge solutions. We have also continued to take steps to refine our core product and service offerings, significantly expand our addressable markets, manage operating costs and position the company for long-term growth. As discussed above, we believe our business will benefit as the federal government healthcare reforms are implemented and as trends in the U.S. healthcare industry to significantly reduce costs, shorten the length of hospital stays, reduce hospital readmissions, shift patient care towards wellness and preventative care programs and automate healthcare records and processes take hold.

On March 6, 2015 we announced that the Department of Veterans Affairs (VA) informed the company that it did not intend to exercise the fourth and final option year under our contract for telehealth products and services. The company’s contract with the VA was originally awarded in April 2011 and consisted of a base year and four one-year option years which were exercisable at the VA’s sole discretion. The current option year under the contract expired on May 15, 2015 and we expect that the transition process with the VA will have been completed by that date. Our VA revenue included both recurring service revenues as well as hardware sales. As a result of the non-renewal of the VA contract we expect to report significantly reduced revenues over the next several quarters and we have taken steps to reduce our operating costs and better align our resources with the growth opportunities we intend to pursue. The VA had been our largest customer, accounting for approximately 58% and 51% of our total revenue for the year ended June 30, 2014 and the nine months ended March 31, 2015, respectively. Through March 31, 2015, cost reductions include eliminating 20 positions throughout the company, or approximately 43% of our workforce, and several consultants. During the third quarter the company recorded charges of approximately $70,000 related to workforce severance and expects these expense reductions to result in annualized operating cost savings of approximately $2.8 million starting in the fourth quarter of fiscal 2015.

We believe that our experience with the VA telehealth project has enabled us to refine our telehealth products and services and position the company for success in the commercial market which we believe provides a significantly larger opportunity for the company as this market develops. We have continued to develop lower cost solutions for the commercial market that we were not able to deploy at the VA and we have already reduced our operating costs in excess of the monthly recurring revenues and equipment margins that we were generating from the VA project. Moving forward, we plan to repurpose our investments to focus on offering a broader array of cost effective solutions to the healthcare market and increase our sales efforts on commercial market opportunities which we believe offer greater potential for growth. Although we have taken steps to focus our business in these areas, our progress will be impacted by the timing of customer contracts and implementations and the market acceptance of our products and services.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies during the nine months ended March 31, 2015. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under Critical Accounting Policies in our Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in item 7, as well as in our consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Results of Operations

Three and nine months ended March 31, 2015 compared to three and nine months ended March 31, 2014

Revenues were $769,000 for the quarter ended March 31, 2015 compared to $1,221,000 for the prior year period. These results reflect a decrease in revenues from both our hosted software services and our telehealth products and services due to lower transaction volumes and equipment sales, respectively. Revenue for the nine months ended March 31, 2015 were $3,168,000 compared to $4,486,000 for the prior year period reflecting the same trends as the quarters.

Cost of revenues decreased to $319,000 for the quarter ended March 31, 2015 compared to $835,000 for the same period in the prior year, due primarily to lower costs related to telehealth revenues and lower telecommunications expenses for our hosted software services. Cost of revenues for the nine months ended March 31, 2015 were $1,663,000 compared to $3,072,000 for the prior year period reflecting the same trends as the quarter.

Selling general and administrative (SG&A) expenses increased to $2,319,000 for the quarter ended March 31, 2015 compared to $1,602,000 for the prior year period. The change is due primarily to higher personnel, severance, legal and consulting expenses and does not give full effect to the impact of our recent reduction in force and other cost-cutting measures implemented beginning in March 2015. The prior year period also includes a state payroll tax credit of approximately $73,000 which reduced expenses. SG&A expenses for the nine months ended March 31, 2015 were $6,435,000 compared to $5,071,000 for the prior year period reflecting the same trends as the quarter which offset lower selling expenses. The prior year period also includes a state payroll tax credit of approximately $175,000 which reduced SG&A expenses for the period.

Product development expenses were $310,000 for the quarter ended March 31, 2015 compared to $275,000 for the prior year period reflecting higher personnel expenses. For the nine months ended March 31, 2015 product development expenses were $1,049,000 compared to $780,000 for the prior year period reflecting the same trends as the quarter.

Depreciation and amortization expense was $200,000 for the quarter ended March 31, 2015 compared to $191,000 for the prior year period. This change is due primarily to higher expenses for amortization of acquired licenses. For the nine months ended March 31, 2015 depreciation and amortization expense was $599,000 compared to $569,000 for the prior year period reflecting the some trends as the quarter.

Other expense was $70,000 for the quarter ended March 31, 2015 compared other income of $101,000 for the prior year period. For the nine months ended March 31, 2015 other expense was $70,000 compared to $26,000 for the prior year period. Other expense for current periods reflects interest expense and non-cash amortization of debt discount and deferred financing costs on notes payable. Other income for the prior year quarter reflects a gain of approximately $101,000 on the sale of certain non-core assets and other expense for the nine month period consists primarily of non-cash amortization of debt discount on the senior secured notes repaid on October 31, 2013, the stated maturity date, offset in part by the gain on the sale of non-core assets.

Net loss for the quarter ended March 31, 2015 was $2,449,000, or $0.06 per share, compared to $1,581,000, or $0.04 per share, for the prior year period. For the nine months ended March 31, 2015 net loss was $6,648,000, or $0.17 per share, compared to $5,032,000, or $0.20 per share, for the prior year period. The increase in net loss for the periods is due primarily to the increase in SG&A and product development expenses discussed above.

Liquidity and Capital Resources

Overview

Our operations and product development activities have required substantial capital investment to date. Our primary sources of funds have been the issuance of equity and the incurrence of third party debt. We have completed a number of financing transactions to increase our cash position and monetize non-core assets. In November 2013 we completed a private placement transaction of 2,347,645 shares of common stock and warrants to purchase 774,716 shares of common stock from which we received net proceeds of approximately $2,400,000 and, as described in greater detail in Note 17 of Notes to Condensed Consolidated Financial Statements, in August 2014 we entered into securities purchase agreements with certain institutional and/or accredited investors, including certain affiliated persons, pursuant to which we sold an aggregate of 3,041,454 shares of common stock and warrants to purchase up to an aggregate of 1,003,678 shares of common stock from which we received net proceeds of approximately $2,118,000. As described in greater detail in Notes 8 and 18 of Notes to Condensed Consolidated Financial Statements, we have recently completed several short-term debt financings pursuant to which we received approximately $1.55 million in gross proceeds. We are using the proceeds from these transactions for working capital and general corporate purposes, including supporting the rollout of our telehealth products and services.

For the nine months ended months March 31, 2015, expenditures for data center equipment and other assets totaled approximately $178,000 and expenditures for software licenses and other intangible assets totaled approximately $191,000. We have developed and intend to continue to develop new applications to grow our business and address new markets.

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

Cash Flows

At March 31, 2015, cash and cash equivalents amounted to approximately $295,000 and total assets at that date were $4,953,000. Since June 30, 2014 cash, cash equivalents and marketable securities decreased approximately $999,000 reflecting the issuance of company securities offset in part by cash used principally to fund operating losses, product development activities, changes in working capital, and capital expenditures during the nine months ended March 31, 2015. Our current estimated monthly operational requirements after giving effect to our cost cutting measures, but not to any special or one-time events, is approximately $350,000. Cash used for the period includes investments in data center and related infrastructure equipment, investments in manufacturing, licenses and other assets, and the prepayment of certain insurance premiums and maintenance contracts. We expect to continue to use cash to fund operating losses, changes in working capital, product development activities, and capital expenditures for the foreseeable future.

Net cash used by operating activities for the nine months ended March 31, 2015 was approximately $3,780,000 compared to $3,587,000 for the prior year period reflecting an increase in cash used for operations and during the current period. Net cash used by investing activities, excluding sales of marketable securities, was $369,000 for the nine months ended March 31, 2015 compared to net cash provided of $551,000 for the prior year period. This change reflects an increase in asset and related purchases for the current period and proceeds from the sale of non-core assets of $851,000 included in the prior year period. Net cash provided by financing activities for the nine months ended March 31, 2015 was approximately $3,150,000 compared to $1,951,000 for the prior year period. The amount for the current period reflects the proceeds from the August 2014 registered direct offering and proceeds from short-term note transactions less the payment of certain preferred stock dividends. The amount for the prior year reflects net proceeds from the November 2013 private placement transaction less the repayment of senior secured notes and the payment of preferred stock dividends.

To date we have been largely dependent on our ability to sell additional shares of our common stock or other equity and debt securities to obtain financing to fund our operating deficits, product development activities, business acquisitions, capital expenditures and telehealth activities. We have recently completed short-term debt financing transactions resulting in total proceeds of $1.55 million and we have an immediate need for additional capital and are exploring additional potential transactions to improve our capital position and provide funds to pay these debt obligations in the amount of $1.45 million which are due in July 2015. The company has incurred significant losses and our operations and product development activities have required substantial capital investment to date. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings. As discussed more fully in the Overview section above, the VA, our largest customer, did not renew our contract beyond May 15, 2015 and we expect to report significantly reduced revenues over the next several quarters. We have taken steps to reduce our operating costs and better align our resources with our growth opportunities and based on our business plan, we expect our existing resources, revenues generated from operations, net proceeds from our debt financing transactions in February and April 2015, other transactions we are considering and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however; no assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations or generate sufficient cash flow to satisfy our other obligations or that the company will be able to continue as a going concern. Unless we are able to increase revenues substantially or generate additional capital from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time. As discussed above, we have an immediate need for additional capital and are continuing to explore additional potential transactions to improve our capital position to ensure we are able to meet our financing and working capital requirements. We would expect to raise additional funds through public or private equity offerings, debt financings or strategic alliances or a restructuring of outstanding debt obligations. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing or preferred stock, if available, may involve covenants that restrict our business activities and options and such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities or may require the granting of liens on our assets or preferences on revenue sources. Currently, the company does not have any definitive agreements with any third parties for such transactions and there can be no assurances that the company will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition.

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

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 250,000 shares of our common stock at a conversion rate of $2.80. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of March 31, 2015, no shares of the Series B preferred stock have been redeemed.

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

Commitments

Office Lease Commitments

We entered into the lease agreement for our executive offices on July 11, 2005. The lease was for a term of ten years and four months, with a commencement date of October 1, 2005 and covers approximately 19,700 total rentable square feet. The annual rent in the first year was $324,000 increasing to $512,000 in year 2 and increasing at regular intervals until year 10 when the annual rent would be approximately $561,000. Effective February 1, 2010, we amended our lease to reduce the annual rent to approximately $512,000 for the remaining lease term and extended the lease term for one year through January 2017. The lease also provides us with a one-time option to renew the lease for a term of five years at the then-current market rate. As part of the lease agreement, we posted a letter of credit securing our lease payments which was reduced to approximately $256,000. We have also entered into capital leases for certain corporate infrastructure equipment and have included the obligations related to such leases in other current liabilities.

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of March 31, 2015 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Leases
Operating	$939	$512	$427	$—
Capital	48	16	32	—	—

Total lease obligations	$987	$528	$459	$—	$—

Effective January 15, 2014, we entered into agreements with each of our former chief executive officer and chief financial officer in order to continue the compensation modification program implemented in February 2010. Pursuant to these agreements, both persons agreed to continue the reduction in their base salary to 70% of their original base salary commencing January 16, 2014 and continuing until the earlier of (i) such time as the company achieves “cash flow breakeven” or (ii) January 15, 2015. These agreements have not been renewed. Pursuant to these continuation agreements, the term “cash flow breakeven” is defined to mean that the company has achieved positive cash flow from operations for two consecutive fiscal quarters determined by reference to the revenues and other amounts received by the company from its operations. The term “cash flow from operations”, however, shall not include (a) amounts received from the sale, lease or disposition of (i) fixed or capital assets, except for amounts received in the ordinary course of business; or (ii) any subsidiary company; (b) capital expenditures; (c) interest income and expense; and (d) other non-operating items as determined in accordance with generally accepted accounting principles in the United States as consistently applied during the periods involved. In consideration for these agreements, we granted these executives restricted stock units under our 2011 Omnibus Equity Incentive Plan based on 30% of their base salary for the period commencing January 16, 2014 through January 15, 2015. The number of restricted stock units granted was determined by dividing the total amount of base salary that is reduced pursuant to the new modification agreements by the closing price of our common stock on the date of grant. In connection with the program we granted our former chief executive officer 66,412 restricted stock units and our chief financial officer 59,542 restricted stock units. The restricted stock units and the options and restricted stock units granted in connection with the compensation modification program for prior years shall only vest upon either the date determined that the company achieves cash flow breakeven, as defined above, or in the event of a termination of employment either without “cause” or for “good reason”, as such terms were defined in the employment agreements we previously entered with each such person.

In connection with the termination of the company’s employment relationship with its former chief executive officer and president in February 2015, the company is presently reviewing its severance obligations to him and the vesting and other post-termination provisions of certain of the unexercised stock options and other unvested stock options and unvested restricted stock units held by him as of the effective date of his separation from the company.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2015, we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us.

Present Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The provisions of this ASU are effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016. Early application is not permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition, and apply existing guidance under the Stock Compensation Topic of the ASC as it relates to awards with performance conditions that affect vesting to account for such awards. The provisions of this ASU are effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. We are currently evaluating the impact of this standard on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This ASU is intended to simplify the presentation of debt issuance costs and conform to the guidance in International Financial Reporting Standards, which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements,” which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments in this ASU are effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. We are currently evaluating the impact of this standard on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, which provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for public business entities for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. An entity can elect to adopt the amendments either prospectively for all arrangements entered into or materially modified after the effective date, or retrospectively. Early adoption is permitted for all entities. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

At March 31, 2015, our unrestricted cash totaled approximately $295,000 and was in non-interest bearing checking accounts used to pay operating expenses.

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

Changes in Internal Control over Financial Reporting

As previously reported, in February 2015, we appointed Ian C. Bonnet as our new chief executive officer and president. Inherent with changes in management is a change in understanding of the control environment, the business processes and internal controls. Management believes that the integration of Mr. Bonnet as our chief executive officer and president has been successful. There have been no other changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability in the near term as we seek to generate new business revenues to offset the loss of our largest customer.

We incurred net losses of approximately $7,143,000, $11,349,000 and $8,352,000 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively and had an accumulated deficit of approximately $196,382,000 at June 30, 2014. We also had a net loss of $6,648,000 for the nine months ended March 31, 2015 and had an accumulated deficit of approximately $203,333,000 at March 31, 2015. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Further, our ability to generate the level of revenues we require to achieve profitability was adversely impacted by the decision of the Department of Veterans Affairs not to exercise the remaining renewal period of our contract. The loss of this customer has increased and accelerated our need to diversify our business by adding new customers. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we may not be profitable in any future period. Unless we can develop and offer new products and services to existing customers or obtain new customers, we will continue to generate substantial operating losses and may need to curtail our business and incur additional restructuring or exit costs, which may be material.

Our capital requirements have been significant and until our revenues can sufficiently support our operating costs, we expect to raise additional capital to finance our operations and repay outstanding debt obligations.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements and registered offerings of our securities and on short-term and long-term debt transactions to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software, services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $4,726,000, $5,214,000 and $6,513,000 in cash for operating activities for the fiscal years ended June 30, 2014, 2013 and 2012, respectively and $3,780,000 for the nine months ended March 31, 2015. Our available cash and cash equivalents as of March 31, 2015 totaled approximately $295,000. Our current estimated monthly operational requirements after giving effect to our cost cutting measures, but not to any special or one-time events is approximately $350,000. We have recently completed short-term debt financing transactions resulting in total proceeds of approximately $1.55 million, of which, $1.45 million must be repaid in July 2015. We have an immediate need for additional capital and are continuing to explore additional potential transactions to improve our capital position. We expect our existing resources, revenues generated from operations, net proceeds from our debt financing transactions in February and April 2015, other transactions we are considering and proceeds received from the exercise of outstanding warrants or restructuring of debt (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, no assurances can be given, that we will be able to attain sales levels and support our costs through revenues derived from operations or generate sufficient cash flow to satisfy our other obligations or that the company will be able to continue as a going concern. Unless we are able to increase revenues substantially or generate additional capital from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time. As discussed above, we are continuing to explore additional potential transactions to improve our capital position to ensure we are able to meet our financing and working capital requirements. We would expect to raise additional funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing or preferred stock, if available, may involve covenants that restrict our business activities and options and such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. We may also enter into financing transactions which involve the granting of liens on our assets or which grant preferences of payment from our revenue streams, all of which could adversely impact our ability to rely on our revenue from operations to support our ongoing operating costs. Alternatively, we may seek to obtain new financing from existing security holders, which may include reducing the exercise or conversion prices of outstanding securities, or the issuance of additional equity securities. Currently, the company does not have any definitive agreements with any third-parties for such transactions and there can be no assurance, however, that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially or potentially suspend operations, any of which would have a material adverse effect on our business, financial condition and results of operations. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

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

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of the VA as a customer and the loss, or a significant reduction in purchases by, one or more of our other important customers will adversely affect our operating results.

We receive a significant amount of our revenues from a limited number of customers. Over recent years, the Department of Veterans Affairs (VA) had been our largest customer, generating approximately 58% of our total consolidated revenues for the fiscal year ended June 30, 2014. On March 6, 2015, the company announced that the VA informed the company that it was not exercising the fourth and final option year under the contract for telehealth services. Our VA revenue included both recurring services revenue as well as hardware sales. Due to this, the company expects to report significantly reduced revenues over the next several quarters. We do not expect to continue doing business with VA following the expiration of our contract in May 2015 and the loss of this business will materially adversely affect our business, results of operations and financial condition until we are able to replace the revenues that had been generated through our VA contract. In 2015 and beyond, we will need to attract new clients and attempt to diversify our customer base from a limited number of potential customers. In general, most of our customer orders for our telehealth business have been and are expected to continue to be made on a purchase order basis, which does not generally require any long-term commitments nor any minimum purchase requirements. Therefore, these customers may alter their past purchasing behavior with little or no notice to us for various reasons. If our customers alter their past (or expected) purchasing behavior, or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.

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

We depend on third parties for the supply of the components and the manufacture and distribution of our telehealth appliances, which may result in delays and quality-control issues and new regulations related to conflict minerals could adversely impact our business.

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

Our future success depends upon the continued service of our key management, technical, sales, finance, and other critical personnel. Other than with respect to employment agreements that we entered into with our CEO and CFO, our key personnel do not have employment agreements and we cannot assure you that we will be able to retain them. Key personnel have left our company in the past and there likely will be additional departures of key personnel from time to time in the future. Further, following the non-renewal of our telehealth contract with the VA, in order to reduce our operating costs, we have implemented a reduction in staff and the use of external resources and to date have eliminated approximately 20 positions throughout the company, or approximately 43% of our workforce. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues.

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

Presently, we have one issued U.S. patent and one pending patent application. We also have been granted a license to one issued U.S. patent by Authentidate International AG, two issued U.S. patents by our former joint venture partner and their affiliate and one issued U.S. patent by a third party. Some of the technology embodied in some of our current products cannot be patented. We have registered the trademarks “Authentidate”, “Inscrybe”, “InscrybeMD”, “AuthentiProof” and “Inscrybe Office” in the U.S., the trademark “Authentidate” in the European Community and Canada, “Authentiproof” in Canada, Mexico and the European Community, “Inscrybe” in the European Community and Canada, “Inscrybe Office,” and a number of other trademarks as Madrid Protocol international registrations. We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services. Other companies operating within our business segments may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how, much of which is maintained as trade secrets and there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce our rights under any patent.

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

We have investigated patents held by third parties of which we are aware and we believe that our products and services, including our telehealth offerings, do not infringe on the claims of these patents. However, we cannot provide any assurances that our products and services do not infringe upon any third party patents or violate the proprietary rights of others, including the patents we have investigated, and it is possible that such infringement or violation has occurred or may occur. As described in greater detail below, on January 6, 2012, our ExpressMD Solutions subsidiary was served with a summons and complaint in a purported patent infringement lawsuit filed by Robert Bosch Healthcare Systems, Inc. alleging that the ExpressMD Solutions’ “Electronic House Call” product infringes one or more claims of certain patents allegedly owned by the plaintiff. ExpressMD Solutions filed an answer to the complaint and asserted counterclaims seeking declarations that the patents are invalid and not infringed. This proceeding had been stayed by the court until the final decision, including through appeals, on all of the reexaminations of the asserted Bosch patents were completed by the U.S. Patent and Trademark Office. On November 28, 2014, the Plaintiff and Express MD Solutions filed a stipulation to dismiss one of the asserted patents from the case and to lift the stay, based on a final decision being entered in each of the reexaminations with respect to the remaining three patents being asserted in the case. On December 3, 2014, the judge issued an order lifting the stay and dismissing the patent from the case. On December 5, 2014, the court issued an order setting the case management schedule. We believe that we have strong defenses to plaintiff’s allegations and we intend to continue to vigorously defend the litigation. In addition, we intend to exercise our rights of set-off and indemnification as against EncounterCare Solutions, Inc. and the co-licensor to us of the patents in issue.

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

In February 2014, the FDA conducted a routine inspection of our business premises related to our telehealth products and upon the completion of their inspection issued us inspectional observations on FDA Form 483. We have provided the FDA with written responses to the Form 483 that describes the actions we have taken to address their observations and we believe that we have responded to the observations noted by the FDA. In February 2015, the FDA issued an Establishment Inspection Report (EIR) and considered the inspection “closed”. We would expect another inspection in 2016 based on the typical biennial inspections cycle from the FDA. Beyond incurring compliance-related expenses, we are presently unable to predict what impact, if any, these matters or ensuing proceedings, if any, will have on our financial condition, results of operations or cash flows.

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

The price of our common stock has been, and is likely to continue to be, volatile. Our stock price during the fiscal year ended June 30, 2014 traded as low as $0.61 per share and as high as $1.88 per share and during the nine months ended March 31, 2015, our common stock traded within a range of $0.20 to $1.20. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

The average daily trading volume in our common stock for the nine months ended March 31, 2015 was approximately 92,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

During the nine months ended March 31, 2015 and our fiscal year ended June 30, 2014, we completed several transactions that have resulted in our issuance of a substantial number of shares of common stock and securities convertible into, or exercisable for, additional shares of common stock. The issuance of these securities has resulted in substantial dilution to stockholders who held our common stock prior to such transactions and will result in additional dilution in the future if shares of convertible preferred stock are converted into common stock and common stock purchase warrants are exercised. The conversion of preferred shares and the exercise of warrants could also adversely affect the market price of our common stock if the holders of these securities immediately sell some or all of the shares of common stock issued upon conversion or exercise or there is a perception in the market that the holders of a large number of shares intend to sell their shares.

In February 2015, the company entered into a securities purchase agreement with an accredited investor pursuant to which we issued a promissory note in the aggregate principal amount of $100,000 and common stock purchase warrants to purchase up to 80,000 shares of common stock for gross proceeds of $100,000. The warrants vest in equal monthly installments over twelve months if the notes are outstanding and, subject to vesting requirements, are exercisable for a period of 54 months commencing on the six month anniversary of the issuance date at an initial exercise price of $1.01 per share. Although the securities purchase agreement we entered into with this investor contemplated a second closing for $900,000, the second closing did not occur and we did not receive the additional funds.

On February 17, 2015, in a separate transaction, the company issued a short-term promissory note in the aggregate principal amount of $950,000 and warrants to purchase 99,500 shares of common stock to an accredited investor for gross proceeds of $950,000. The warrants are exercisable for a period of 54 months commencing on the six month anniversary of the issuance date and have an initial exercise price of $1.01 per share.

On April 3, 2015, the company entered into an amendment agreement with this investor to extend the maturity date of this note from March 19, 2015 to July 2, 2015 and to grant the holder the right to exchange the principal amount of the short-term note (and unpaid interest thereon) into the securities of the company sold in the next financing, as defined in the amendment agreement. In consideration of waivers previously granted by the holder of potential events of default under the short-term note and the amendment to extend the maturity date, the company agreed to issue the holder warrants to purchase 3,166,667 shares of common stock of the company. The warrants are exercisable for a period of 54 months commencing six months following the date of issuance and have an exercise price equal to $0.31 per share. The holder of the short-term note is an entity controlled by Douglas B. Luce, the brother of J. David Luce, a member of the board of directors of the company.

On April 24, 2015, the company issued a short-term promissory note in the aggregate principal amount of $500,000 to Lazarus Investment Partners LLLP, the beneficial owner of approximately 29.4% of our common stock immediately prior to the note transaction, for gross proceeds of $500,000. In consideration for this loan, the company agreed to reduce the exercise price on approximately 6,233,600 warrants held by Lazarus to $0.25, based on the most recent closing bid price of the common stock prior to the note transaction, and to extend the expiration date of the warrants to October 25, 2019.

Due to our need for additional capital, we may be required to issue additional shares of common stock or securities convertible into or exercisable for common stock at prices reflecting a dilution to existing stockholders. We may seek to obtain capital from the holders of existing warrants or convertible securities by reducing the exercise or conversion prices and may include the additional issuance of equity securities. All of these potential transactions may result in dilution to existing stockholders.

Our executive officers, directors and significant stockholders will be able to influence matters requiring stockholder approval

As of the date of this report, our executive officers, directors and largest shareholder (Lazarus Investment Partners, LLLP) possess beneficial ownership (without, however, giving effect to any limitations on the ability of such persons to convert shares of Series D preferred stock or exercise warrants) of approximately 43.2% of our common stock and within this amount, Lazarus Investment Partners beneficially owns approximately 29.4% of our outstanding common stock. Due to such ownership position, these persons have increased influence over the outcome of future stockholder votes, including the election of directors and other significant business matters that require stockholder approval, and their interests may differ from the interests of other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other business combinations or purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock. In addition, the sale of these shares of common stock may adversely affect the market price of our common stock and our stock price may decline substantially.

The exercise of our outstanding options and warrants, or conversion of our outstanding shares of convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of March 31, 2015, the following options, restricted stock units and warrants were outstanding:

•	Stock options to purchase 3,908,000 shares of common stock at exercise prices ranging from $0.64 to $12.56 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $1.76 per share. These stock options are employee and non-executive director options.

•	Warrants to purchase 26,955,000 shares of common stock with a weighted average exercise price of $1.21 per share.

•	An aggregate of 488,000 unvested restricted stock units.

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

Except as previously reported and as described elsewhere in this Quarterly Report on Form 10-Q, we did not sell unregistered securities during the quarter ended March 31, 2015.

As of March 31, 2015 we issued options to purchase an aggregate of 415,410 shares of common stock to our non-executive directors that elected to receive options and in April 2015, we issued an aggregate of 45,524 restricted shares of our common stock to non-executive directors that elected to receive shares of common stock in lieu of the cash fees earned for their service as members of our board of directors pursuant to our 2011 Omnibus Equity Incentive Plan. The options are exercisable for a period of ten years at an exercise price of $0.33 per share. Such securities were issued for service on our board during the quarter ended March 31, 2015. These securities were issued pursuant to the exemption from registration provided by Section 4 (a)(2) of the Securities Act of 1933, as amended.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the nine months ended March 31, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference. A management contract or compensation plan or arrangement is indicated with (*).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith

4.1	Form of Note issued pursuant to Securities Purchase Agreement	8-K	2/23/15	4.1

4.2	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement	8-K	2/23/15	4.2

4.3	Form of Short Term Note	8-K	2/23/15	4.3

4.4	Form of Common Stock Purchase Warrant issued pursuant to Short Term Note	8-K	2/23/15	4.4

4.5	Form of Common Stock Purchase Warrant issued April 3, 2015	8-K	4/9/15	4.1

10.1*	Employment Letter between Authentidate Holding Corp. and Ian C. Bonnet dated February 18, 2015	8-K	2/18/15	10.1

10.2*	Form of Restricted Stock Unit granted to Ian C. Bonnet dated February 18, 2015 November 25, 2014				X

10.3	Form of Securities Purchase Agreement between Authentidate Holding Corp. and the Purchaser named therein.	8-K	2/23/15	10.1

10.4	Note Amendment Agreement dated April 3, 2015	8-K	4/9/15	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1	The following financial information from the Authentidate Holding Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

May 20, 2015	/s/ Ian C. Bonnet
Date	Ian C. Bonnet
Chief Executive Officer

/s/ William A. Marshall
William A. Marshall
Chief Financial Officer & Treasurer