Form 10-Q
period 2015-09-30
AUTHENTIDATE HOLDING CORP
filed 2015-11-13
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 0-20190

Authentidate Holding Corp.

(Exact name of registrant as specified in its charter)

Delaware	14-1673067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Connell Corporate Center 300 Connell Drive, 1st Floor, Berkeley Heights, New Jersey	07922
(Address of principal executive offices)	(Zip Code)

(908) 787-1700

(Registrant’s telephone number, including area code)

Connell Corporate Center, 300 Connell Drive, 5th Floor, Berkeley Heights, New Jersey

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 5, 2015
Common Stock, $0.001 par value per share	42,755,942 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,
	2015	June 30,
(in thousands, except per share data)	(Unaudited)	2015
Assets
Current assets
Cash and cash equivalents	$282	$247
Restricted cash	256	256
Accounts receivable, net	217	274
Inventory, net	598	603
Prepaid expenses and other current assets	437	222

Total current assets	1,790	1,602
Property and equipment, net	253	301
Other assets
Licenses, net	1,811	1,904
Other assets, net	334	356

Total assets	$4,188	$4,163

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable, accrued expenses and other liabilities	$2,478	$2,109
Notes payable, net of unamortized discount	3,169	2,150
Warrant liability	373	214
Deferred revenue	68	67

Total current liabilities	6,088	4,540
Long-term deferred revenue	80	88

Total liabilities	6,168	4,628

Commitments and contingencies (Note 10)
Shareholders’ deficit
Preferred stock, $.10 par value; 5,000 shares authorized, Series B, 28 shares and Series D, 665 shares issued and outstanding on September 30, 2015 and June 30, 2015, respectively	69	69
Common stock, $.001 par value; 190,000 shares authorized, 42,195 and 42,116 shares issued and outstanding on September 30, 2015 and June 30, 2015, respectively	42	42
Additional paid-in capital	206,559	205,909
Accumulated deficit	(208,650)	(206,485)

Total shareholders’ deficit	(1,980)	(465)

Total liabilities and shareholders’ deficit	$4,188	$4,163

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Operations (Unaudited)

	Three Months Ended
	September 30,
(in thousands, except per share data)	2015	2014
Revenues
Hosted software services	$382	$508
Telehealth products and services	16	544

Total revenues	398	1,052
Operating expenses
Cost of revenues	207	593
Selling, general and administrative	1,501	2,011
Product development	162	370
Depreciation and amortization	182	189

Total operating expenses	2,052	3,163

Operating loss	(1,654)	(2,111)
Other expense	(409)	—

Net loss	$(2,063)	$(2,111)

Basic and diluted loss per common share	$(0.05)	$(0.06)

Comprehensive operations
Net loss	$(2,063)	$(2,111)

Comprehensive loss	$(2,063)	$(2,111)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	September 30,
(in thousands)	2015	2014
Cash flows from operating activities
Net Loss	$(2,063)	$(2,111)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount and deferred financing costs	170	—
Change in warrant liability	159	—
Depreciation and amortization	182	189
Share-based compensation	123	139
Warrants issued for services	12	2
Restricted shares and stock options issued for services	161	99
Changes in assets and liabilities
Accounts receivable	57	(40)
Inventory	5	39
Prepaid expenses and other current assets	(215)	(157)
Accounts payable, accrued expenses and other liabilities	225	102
Deferred revenue	(7)	1

Net cash used in operating activities	(1,191)	(1,737)

Cash flows from investing activities
Purchases of property and equipment and other assets	—	(29)
Other intangible assets acquired	(19)	(55)

Net cash used by investing activities	(19)	(84)

Cash flows from financing activities
Net proceeds from issuance of preferred and common stock and exercise of warrants	—	2,124
Proceeds from issuance of short-term promissory notes	1,245	—
Dividends paid	—	(18)

Net cash provided by financing activities	1,245	2,106

Net (decrease) increase in cash and cash equivalents	35	285
Cash and cash equivalents, beginning of period	247	1,084

Cash and cash equivalents, end of period	$282	$1,369

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation and Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries (collectively, the “company”). All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the company’s Form 10-K for the fiscal year ended June 30, 2015 and the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The company has incurred significant recurring losses and negative cash flows from operations and our product development activities have required substantial capital investment to date. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Additionally, on March 6, 2015 we announced that the Department of Veterans Affairs (VA) informed the company that it did not intend to exercise the fourth and final option year under our contract for telehealth products and services. The company’s contract with the VA was originally awarded in April 2011 and consisted of a base year and four one-year option years which were exercisable at the VA’s sole discretion. The current option year under the contract expired on May 15, 2015 and the transition process with the VA was completed by that date. Our VA revenue included both recurring service revenues as well as hardware sales. As a result of the non-renewal of the VA contract we expect to report significantly reduced revenues over the next several quarters and we have taken steps to reduce our operating costs and better align our resources with the growth opportunities we intend to pursue. As a result, we have implemented a number of changes to our business plan with the ultimate goal to increase revenues and generate positive cash flow from operations, including a recalibration of marketing and sales efforts that have already resulted in growth from existing customers and sales to new customers. These changes include cost reductions from reducing our workforce and use of consultants that we made in the third quarter of fiscal 2015 and additional workforce reductions through August 31, 2015. These reductions are expected to reduce operating expenses on an annualized basis. The company has also taken actions to realign our data center operations and has executed an agreement with its landlord to relocate its offices, which are expected to result in additional annualized savings.

Since June 2015, the company has completed debt financing transactions resulting in total proceeds of approximately $1.2 million, however, the company has an immediate need for additional capital and is exploring additional potential transactions to improve our capital position, ensure we are able to meet our working capital requirements and provide funds to pay these debt obligations which are due in the next twelve months. Based on its business plan, the company expects its existing resources, revenues generated from operations, net proceeds from our debt financing transactions, other transactions we are considering and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) or a restructuring of outstanding debt obligations (of which there can be no assurance) to satisfy its working capital requirements for at least the next twelve months. If necessary, management of the company believes that it can raise additional equity or debt financing to satisfy its working capital requirements. However, no assurances can be given that we will be able to support our costs or pay debt obligations through revenues derived from operations or generate sufficient cash flow to satisfy our other obligations. Unless we are able to increase revenues substantially or generate additional capital from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time and we will need to raise additional funds to meet our obligations in the future. In addition to our recently announced letter of intent for a business combination transaction, we are continuing to explore additional potential transactions to improve our capital position to ensure we are able to meet our financing and working capital requirements. Currently, the company does not have any definitive agreements with any third parties for such transactions and there can be no assurances that the company will be successful in completing the transaction contemplated by the letter of intent or in raising additional capital or securing financing when needed or on terms satisfactory to the company. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

2. Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2015	2014
Net loss	$(2,063)	$(2,111)
Preferred stock dividends	(102)	(101)

Net loss applicable to common shareholders	$(2,165)	$(2,212)

Weighted average shares	42,192	39,405

Basic and diluted loss per common share	$(0.05)	$(0.06)

All common stock equivalents were excluded from the loss per share calculation for all periods presented because the impact is antidilutive. At September 30, 2015, options (5,577,000), restricted stock units (883,000), warrants (34,769,000), convertible debt (3,600,000), Series D preferred stock (6,125,000) and Series B preferred stock (250,000) were outstanding. At September 30, 2014, options (3,813,000), restricted stock units (910,000), warrants (27,676,000), Series D preferred stock (6,125,000) and Series B preferred stock (250,000) were outstanding.

3. Share-Based Compensation

Share-based compensation by category is as follows (in thousands):

	Three Months Ended September 30,
	2015	2014
SG&A	$108	$124
Product development	10	10
Cost of revenues	5	5

Share-based compensation expense	$123	$139

We computed the estimated fair values of all option-based compensation using the Black-Scholes option pricing model and the assumptions set forth in the following table. We based our estimate of the life of these options on historical averages over the past five years and estimates of expected future behavior. The expected volatility was based on the company’s historical stock volatility. The assumptions used in the company’s Black-Scholes calculations for fiscal 2016 and 2015 are as follows:

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Weighted Average Expected Option Life (Months)
Fiscal year 2016	1.6%	0%	85%	48
Fiscal year 2015	0.6%	0%	84%	48

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

Stock option activity under the company’s stock option plans for employees and non-executive directors for the period ended September 30, 2015 is as follows (in thousands, except per share and average life data):

Employees Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2015	2,131	$2.27
Granted	300	0.30
Expired/Forfeited	(322)	1.58

Outstanding September 30, 2015	2,109	$2.09	6.16	$1

Exercisable at September 30, 2015	1,160	$2.80	3.58	$—

Expected to vest at September 30, 2015	743	$1.26	7.68	$—

Non-Executive Director Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2015	2,185	$0.62
Granted	1,293	0.27
Expired	(10)	6.00

Outstanding September 30, 2015	3,468	$0.48	8.31	$97

Non-executive director options are granted at market price and vest on the grant date.

As of September 30, 2015, there were approximately 426,000 restricted stock units outstanding that were granted to employees as of January 15, 2013 and January 28, 2014 in connection with the company’s compensation modification program. These restricted stock units vest when the company achieves cash flow breakeven, as defined.

As of September 30, 2015, there was approximately $406,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 17 months.

No options were exercised during the three month periods ended September 30, 2015 and 2014, respectively. The weighted average grant date fair value of options granted during the three month periods ended September 30, 2015 and 2014 was approximately $0.14 and $0.42, respectively. These values were calculated using the Black-Scholes option-pricing model.

The total fair value of options vested was $199,000 and $295,000 for the three month periods ended September 30, 2015 and 2014, respectively.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

In December 2012, the board of directors agreed that all non-employee directors would receive all of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of our common stock or stock options issued at fair value in accordance with the terms of the 2011 Plan for periods ending after December 2012. During the three months ended September 30, 2015, the company issued 78,854 shares of restricted common stock and 496,768 stock options (with a total fair value of approximately $104,000) to certain non-executive directors in connection with this program. In October 2015 the company issued 43,980 shares of restricted common stock (with a fair value of approximately $13,000) to a director under this program for the quarter ended September 30, 2015. During the three months ended September 30, 2015, the board of directors also issued 600,000 stock options (with a total fair value of approximately $57,000) to the interim chief strategy officer for services.

4. Pending Acquisition

On August 25, 2015 the company announced that it had entered into a non-binding letter of intent with Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories, an expanding clinical laboratory based in Gainesville, GA (“AEON”) for the acquisition of all of the outstanding membership interests of AEON in exchange for shares of a newly created class of Series E preferred stock of Authentidate (the “Series E Shares”). The letter of intent contemplates the AEON members will be issued Series E Shares convertible into 19.9% of the outstanding shares of the company’s common stock on the date of the closing of the merger transaction, and an additional number of Series E Shares convertible into 5% of the outstanding shares of the company’s common stock upon approval of the merger transaction by the shareholders of the company. If AEON achieves certain financial results during the next four years, the AEON members will be issued additional tranches of Series E Shares which, including the previously issued Series E Shares, will be convertible into 85% of the outstanding shares of the company’s common stock (on a partially diluted basis as defined). The letter of intent also provides for the issuance of Series E Shares as bonus shares for the achievement of certain incremental financial results for the four fiscal years ending December 31, 2019, convertible into 5% of the outstanding shares of the company’s common stock (on a partially diluted basis as defined ). The holders of the Series E Shares will have certain preferential rights, including the right to vote separately as a class to nominate and elect one director for each 10% of the outstanding shares of the company’s common stock into which the outstanding Series E Shares shall be convertible. The letter of intent is non-binding and any agreement is subject to the negotiation and execution of a definitive transaction agreement which may vary from the terms set forth in the letter of intent. Accordingly, there can be no assurance that a definitive agreement will be reached by the parties, or that any agreement will result in the completion of the merger transaction.

5. Inventory

In connection with our manufacturing and sales plans for our telehealth service, the company has purchased certain components and contract manufacturing services for the production of the monitoring appliances. These inventory amounts are stated at the lower of cost or market and consist of the following (in thousands):

	September 30, 2015	June 30, 2015
Purchased components, net	$261	$261
Finished goods	337	342

Total inventory	$598	$603

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Other Intangible Assets

The following table sets forth licenses, net and other intangible assets that are included in other assets as follows (in thousands):

	September 30, 2015			June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years
Patents	$357	$282	$75	$357	$276	$81	17
Trademarks	226	110	116	214	108	106	20
Acquired technologies	95	75	20	95	72	23	2
Licenses	4,221	2,410	1,811	4,212	2,308	1,904	3 - 10

Total	$4,899	$2,877	$2,022	$4,878	$2,764	$2,114

As of September 30, 2015 and June 30, 2015 goodwill amounted to approximately $50,000 and is included in other assets.

The company amortizes licenses and other intangible assets under the straight line method. Amortization expense was approximately $113,000 and $88,000 for the three months ended September 30, 2015 and 2014, respectively. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

June 30,
2016	$416
2017	424
2018	332
2019	304
2020	277
Thereafter	269

$2,022

7. Notes Payable

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

On February 17, 2015, in a separate transaction, the company issued a short-term promissory note in the aggregate principal amount of $950,000 and warrants to purchase 99,500 shares of common stock to an accredited investor for gross proceeds of $950,000. The holder of the short-term note is an entity controlled by Douglas B. Luce, the brother of J. David Luce, a member of the board of directors of the company. The short-term note is an unsecured obligation of the company, is not convertible into equity

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

securities of the company and accrued interest at a rate of 5.76% per annum. The short-term note was due and payable on the first to occur of the one month anniversary of the issue date or the date on which the company received at least $950,000 in proceeds from equity or debt financing. The short-term note contains covenants and events of default customary for similar transactions. The net proceeds from this transaction were approximately $940,000. The warrants are exercisable for a period of 54 months commencing on the six month anniversary of the issuance date and have an initial exercise price of $1.01 per share. On April 3, 2015, the company entered into an amendment agreement with the holder of the $950,000 short-term promissory note in order to amend such note to extend its maturity date from March 19, 2015 to July 2, 2015. In addition, pursuant to the amendment agreement, the company also agreed to grant the holder the right to exchange the principal amount of the short-term note (and unpaid interest thereon) into the securities of the company sold in the next financing, as defined in the amendment agreement. This investor subsequently agreed not to participate in the convertible debt financing for which a closing was held June 8, 2015 and in consideration of such election, the participation right was modified to allow him to exchange such note for comparable securities in an alternative transaction. In consideration of waivers previously granted by the holder of potential events of default under the short-term note and the amendment to extend the maturity date, the company agreed to issue the holder warrants to purchase 3,166,667 shares of common stock of the company. The warrants are exercisable for a period of 54 months commencing six months following the date of issuance and have an exercise price equal to $0.31 per share. Through a series of amendment agreements, the maturity date of this note has been further extended and the interest rate has been increased to 12% per annum in connection with such extensions. The company is engaged in ongoing discussions and negotiations with the holder of this note in order to seek modifications to the terms of the obligation, including extensions of the repayment date. The company anticipates that in order to complete these negotiations, it will be required to grant conversion rights and/or issue additional warrants.

On April 24, 2015, the company issued a promissory note in the aggregate principal amount of $500,000 to Lazarus Investment Partners LLLP, the beneficial owner of approximately 29.3% of the company’s common stock, in a private transaction. The note is an unsecured obligation of the company and is not convertible into equity securities of the company. The note was originally due and payable on the first to occur of July 2, 2015 or the date on which the company received at least $900,000 in proceeds from equity or debt financing transactions. Interest on the note was originally 5.76% per annum payable at maturity. The note contains terms and events of default customary for similar transactions. In consideration of the loan, the company and Lazarus entered into a warrant amendment agreement pursuant to which the company agreed to amend certain of the terms of the existing 6,233,636 common stock purchase warrants held by Lazarus to reduce the exercise price of such warrants to $0.25, which was $0.01 above the most recently reported closing consolidated bid price of the company’s common stock prior to the execution of the transaction documents, and to extend the expiration date of the warrants to October 25, 2019. The warrants amended were issued in various transactions from 2010 through 2014 at exercise prices ranging between $0.88 and $2.00. The fair value related to the warrant modifications was recorded as a debt discount and amortized over the term of the new agreement. Through a series of amendment agreements, the maturity date of this note has been further extended and the interest rate has been increased to 12% per annum in connection with such extensions. The company is engaged in ongoing discussions and negotiations with the holder of this note in order to seek modifications to the terms of the obligation, including extensions of the repayment date. The company anticipates that in order to complete these negotiations, it will be required to grant conversion rights and/or issue additional warrants.

On June 8, 2015, the company entered into definitive agreements relating to a private placement of up to $3.0 million in principal amount of senior secured convertible notes and common stock purchase warrants. An initial closing for an aggregate principal amount of $900,000 of notes and warrants to purchase 3,626,667 shares of common stock was held on June 8, 2015. Subject to certain limitations, the warrants are exercisable on or after the six month anniversary of the date of issuance at an initial exercise price of $0.30 per share and will expire 54 months from the initial exercise date. In addition, subject to certain limitations, the warrants provide that, beginning six months from issuance, the company shall have the right to cause the holder to exercise the warrants provided that the following conditions are satisfied: (i) the closing bid price of the company’s common stock is at least $0.45 for the 20 consecutive trading days prior to the date of the mandatory exercise notice and (ii) all of the warrants issued in the transaction are called by the company for a mandatory exercise. A final closing for up to $2.1 million of debentures and warrants to purchase 8,400,000 shares of common stock has not occurred. As a condition of the initial closing, the holder of an aggregate principal amount of $100,000 of previously issued promissory notes was required to exchange such notes and certain warrants held by it for senior secured notes and warrants issued in this transaction. These notes, subject to certain exceptions, rank senior to existing and future indebtedness of the company and are secured to the extent and as provided in the security agreement entered into between the company and the purchasers. Each note matures on the one-year anniversary of the issuance date thereof and, subject to certain limitations, is convertible at any time at the option of the holder into shares of the company’s common stock at an initial conversion price of $0.25 per share. Subject to certain exemptions, if the company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, the conversion price then in effect will be decreased to equal 85% of such lower price and the exercise price of the warrants will be decreased to a lower price based on the amount by which the conversion price of the notes was reduced due to such

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

transaction. The foregoing adjustments to the conversion price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the conversion price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The senior secured notes bear interest at 9% per annum with interest payable upon maturity or on any earlier redemption date. At any time after the issuance date, the company will have the right to redeem all or any portion of the outstanding principal balance of the notes, plus all accrued but unpaid interest at a price equal to 110% of such amount and the holders shall have the right to convert any or all of the amount to be redeemed into common stock prior to redemption. The notes are secured by a first priority lien on the company’s assets related to its “Inscrybe Referral and Order Management” and “Inscrybe Hospital Discharge” solutions. Subject to certain exceptions, the notes contain customary covenants against incurring additional indebtedness and granting additional liens and contain customary events of default. Upon the occurrence of an event of default under the notes, a holder may require the company to repay all or a portion of its notes in cash, at a price equal to 110% of the principal and accrued and unpaid interest.

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

On August 7, 2015, the company issued a senior secured promissory note in the aggregate principal amount of $320,000 to an accredited investor in a private transaction dated August 7, 2015. The note is due and payable on December 31, 2015 and interest shall accrue on the note at the rate of 10.0% per annum. The note is not convertible into equity securities of the company and it contains terms and events of default customary for similar transactions. The note is secured by a first priority lien on certain of our assets, as described in a security agreement entered into between the company and the purchaser dated as of August 7, 2015. In consideration of the loan, the company and the purchaser entered into a warrant amendment agreement pursuant to which the company agreed to amend certain of the terms of the existing 5,474,829 common stock purchase warrants currently held by the purchaser and an affiliate to reduce the exercise price of such warrants to $0.17 and to extend the expiration date of the warrants to December 13, 2019. The warrants amended were issued in various transactions from 2012 through 2013 at exercise prices ranging between $0.95 and $1.34. The fair value related to the warrant modifications was recorded as a debt discount and is being amortized over the term of the new agreement. The purchaser is an entity affiliated with J. David Luce, a member of our board of directors. The company is using the net proceeds from the transaction for general business and working capital purposes.

On August 26, 2015, the company issued promissory notes in the aggregate principal amount of $400,000 to Lazarus Investment Partners LLLP, the beneficial owner of approximately 29.0% of the company’s common stock, and an entity affiliated with J. David Luce, a member of our board of directors, in a private transaction. The notes are unsecured obligations of the company and are not convertible into equity securities of the company. The notes bear interest at 20% per annum, payable in arrears, and are due upon the earlier of (i) August 26, 2016, or (ii) within 30 days of the closing of the contemplated acquisition, merger or similar transaction with Peachstate Health Management, LLC (d/b/a AEON Clinical Laboratories) as described above, or a similar alternative acquisition, merger or similar transaction with an unaffiliated third party, or (iii) the closing of a sale of equity or debt securities of the company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. The holders have the right, at their option, to convert interest and principal due on the note into any alternative financing that may be undertaken by the company while the notes are outstanding.

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

Except for the June 8, 2015 transaction, the company allocated the proceeds from the note transactions to the notes and the related warrants based on the relative fair values of such instruments using the fair value of the notes at a market rate of interest and the fair value of the warrants based on the Black-Scholes option pricing model and the applicable assumptions set forth in Note 3 of Notes to Condensed Consolidated Financial Statements. These allocations resulted in effective interest rates for the $100,000 note of approximately 39% per annum, for the $950,000 note of approximately 65% per annum, for the $500,000 note of approximately 71% per annum, for the $800,000 senior secured note of approximately 36% per annum, for the $320,000 secured note of approximately

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

63%, for the $400,000 note of approximately 20% and for the $525,000 notes of approximately 54%, respectively. However, since the subjective nature of the inputs for the option pricing and other models used to calculate fair values can materially affect fair value estimates, in management’s opinion, such models may not provide a reliable single measure of the fair value of the warrants and the resulting effective interest rates. In connection with the note transactions the company recorded promissory notes of $3,595,000, debt discount of $913,000, an initial warrant liability of $214,000, non-cash loss on extinguishments discussed below of $557,000 and additional paid-in-capital of $1,256,000 related to the fair value of the warrants.

As a result of the ratchet provision included in the June 8, 2015 transaction, the company recorded a warrant liability and a debt discount based on the fair value of the warrants issued in connection with the new senior secured note. As discussed more fully in Note 13 of Notes to Condensed Consolidated Financial Statements, the company is required to revalue these warrants at the end of each reporting period. In connection with the modifications of the $950,000 and $100,000 short-term notes discussed above, the company issued additional warrants and agreed to modifications that, for accounting purposes, resulted in the extinguishment of the old notes and the creation of new notes. Accordingly, the company recorded non-cash losses on extinguishment of approximately $557,000 as other expense in the fourth quarter ended June 30, 2015. The non-cash amortization of the debt discount of $127,000 and deferred financing costs of $43,000 is included in other expense for the three months ended September 30, 2015. There was no amortization for the three months ended September 30, 2014.

The following table sets forth the notes and unamortized debt discount (in thousands):

	September 30,	June 30,
	2015	2015
Notes payable
Secured notes payable	$1,220	$900
Unsecured notes payable	2,375	1,450
Unamortized debt discount	(426)	(200)

Notes payable	$3,169	$2,150

8. Preferred Stock

As of September 30, 2015, there are 28,000 shares of Series B preferred stock outstanding. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note. The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of 250,000 shares of our common stock at a conversion rate of $2.80 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. At September 30, 2015, the company has accrued dividends in the amount of $17,500 which remain unpaid and are due December 31, 2015.

As of September 30, 2015, there are 665,000 shares of Series D convertible preferred stock outstanding. The Series D preferred stock was issued in June 2013 in connection with the cancelation of an aggregate principal amount of $6,500,000 of senior secured notes and can be converted by the holders into an aggregate of 6,125,024 shares of common stock at an initial conversion rate of $1.08571 per share. The holders of such shares have the right to convert the preferred shares at anytime commencing on the six month anniversary of the issue date; however, the shares received upon conversion may not be offered or sold except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The company has the right to repurchase the outstanding Series D preferred stock at a redemption price equal to $10.00 per share, plus accrued and unpaid dividends, beginning two years after issuance and to require holders to convert their Series D preferred stock beginning three years after issuance. Dividends on the Series D preferred stock accrue at a rate of 5% per annum and are payable semi-annually in cash or stock at the company’s option. At September 30, 2015, the company has accrued dividends in the amount of approximately $83,100 which remain unpaid and are due December 31, 2015.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Shareholder’s Equity

The changes in shareholders’ equity for the three months ended September 30, 2015 are summarized as follows (in thousands):

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, June 30, 2015	$69	$42	$205,909	$(206,485)	$(465)
Preferred stock dividends				(102)	(102)
Share-based compensation expense			123		123
Restricted shares and stock options issued for services			161		161
Warrants issued for services			12		12
Warrants issued with debt			354		354
Net loss				(2,063)	(2,063)

Balance, September 30, 2015	$69	$42	$206,559	$(208,650)	$(1,980)

During the three months ended September 30, 2015 there were no stock options or warrants exercised.

10. Commitments and Contingencies

During fiscal 2009, the company purchased certain inventory components under arrangements that required payment only after such components where actually used in production. Based on the company’s current production plans we have determined that these components will not be used and we offset the inventory balance for undelivered items against the related accounts payable balance during the quarter ended March 31, 2015. Additionally, we intend to return approximately $0.2 million of such items that are included in the inventory and accounts payable balances as of September 30, 2015. The vendor that provided these components is currently disputing this arrangement and is requesting payment for these items. The company believes the amount at issue is approximately $1.2 million and intends to vigorously contest this assertion. Management does not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

We have entered into employment agreements with our chief executive officer, chief financial officer and interim chief strategy officer that specify the executive’s current compensation, benefits and perquisites, the executive’s entitlements upon termination of employment, and other employment rights and responsibilities. In connection with the termination of the company’s employment relationship with its former chief executive officer and president in February 2015, the company is presently reviewing its severance obligations to him and the vesting and other post-termination provisions of certain of the unexercised stock options and other unvested stock options and unvested restricted stock units held by him as of the effective date of his separation from the company.

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2015, we are not aware of any obligations under such indemnification agreements that would require material payments.

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

12. Other Expense

Other expense consists of the following (in thousands):

	Three Months Ended
	September 30,
	2015	2014
Amortization of debt discount	$(127)	$—
Amortization of deferred financing costs	(43)	—
Interest expense	(80)	—
Change in fair value of warrant liability	(159)	—

Total other expense	$(409)	$—

The amortization of debt discount and deferred financing costs for fiscal 2016 relates to the notes discussed in Note 7 of Notes to Condensed Consolidated Financial Statements.

13. Fair Value Measurements

The company measures fair value for financial assets and liabilities in accordance with the provisions of the accounting guidance regarding fair value measurements. The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices for identical assets or liabilities that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The company’s assets and liabilities subject to fair value measurements as of September 30, 2015 and June 30, 2015 are as follows (in thousands):

	Fair Value Measurements Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
September 30, 2015
Warrant liability	$373	$—	$—	$373

Total	$373	$—	$—	$373

June 30, 2015
Warrant liability	$214	$—	$—	$214

Total	$214	$—	$—	$214

The warrant liability represents the fair value of the warrants issued by the company that have reset features. The company is required to revalue the warrant liability at the end of each reporting period and record a non-cash gain or loss in the statement of operations for the change in the fair value of the warrant liability in the period in which the change occurs. The fair value of the warrant liability is estimated using an adjusted Black-Scholes model and the applicable level 1 and level 2 inputs disclosed in Note 3 of Notes to Condensed Consolidated Financial Statements and an unobservable level 3 input regarding the likelihood of a reset occurring. Since the company uses a level 3 input, the warrant liability in included in the level 3 category in the table above. Estimating fair value requires the input of highly subjective assumptions and because changes in such assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of the related assets or liabilities.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended September 30, 2015, the company recorded a non-cash loss of approximately $159,000 in other expense for the change in fair value of the warrant liability. For the three months ended September 30, 2014, there were no gains or losses resulting from the fair value measurement of assets or liabilities.

14. Accounting Standards Adopted in Fiscal 2016

The company has not adopted any FASB Accounting Standards Updates (ASU) during fiscal 2016.

15. Common Stock Warrants

During the three months ended September 30, 2015, the company issued warrants to purchase shares of its common stock as follows. The company issued 100,000 warrants to a consultant for services with an exercise price of $0.19 per share. These warrants have a five year life and, are exercisable beginning six months after the grant date. Under this consulting arrangement, the company may grant up to an additional 800,000 warrants to this consultant based on the achievement of performance targets. Unless such performance targets are achieved, no additional warrants would be issued under this arrangement. The fair value of these warrants, as determined by the Black Scholes Model, was charged to operations on the grant date. Further, as discussed more fully in Notes 7 of Notes to Condensed Consolidated Financial Statements, the company issued warrants to purchase 1,050,000 shares of the company’s common stock in connection with the issuance of promissory notes in September 2015.

A schedule of common stock warrant activity is as follows (in thousands, except per share and average life data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2015	33,669	$0.84
Issued	1,150	0.29
Expired	(50)	1.40

Outstanding, September 30, 2015	34,769	0.67	3.49	$916

Exercisable, September 30, 2015	26,425	$0.97	3.12	$916

16. Other Subsequent Events

In October 2015, the company issued promissory note in the aggregate principal amount of $450,000 to Peachstate Medical Holdings LLC, d/b/a AEON Clinical Laboratories in a private transaction. The note is unsecured and is not convertible into equity securities of the company. The note bears interest at 20% per annum, payable in arrears, and is due upon the earlier of (i) October 28, 2016, or (ii) within 30 days of the closing of a sale of equity or debt securities of the company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. The company also issued the investor warrants to purchase an aggregate of 1,000,000 shares of common stock. The warrants are exercisable commencing twelve months following their issuance for a period of 54 months at an exercise price of $0.30 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results

Certain statements in this Form 10-Q, including information set forth under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). We desire to avail ourselves of certain “safe harbor” provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements in this Form 10-Q or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involving known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon our management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the market acceptance of our software, products and services, competition, pricing, technological changes, implementation of our business plan, and other risks as discussed in our filings with the Securities and Exchange Commission, in particular our Annual Report on Form 10-K for the year ended June 30, 2015 and our subsequently filed reports filed with the Securities and Exchange Commission , all of which risk factors could adversely affect our business and the accuracy of the forward-looking statements contained herein.

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

During fiscal 2016 we have continued to focus primarily on marketing our telehealth products and services and our referral and order management solution while implementing various measures to decrease our operating costs. We have also focused our efforts on evaluating strategic transactions, including the proposed transaction with Peachstate Health Management, LLC, as described in Note 4 of Notes to Condensed Consolidated Financial Statements. We intend to continue to take steps to refine our core product and service offerings, expand our addressable markets, manage operating costs and position the company for long-term growth. We believe the company is well positioned for growth as the healthcare markets it serves are growing rapidly and expected to continue to grow over the next several years according to third party analyst market assessments. Additionally, our products and services target the “12 month episode of care” market, which is the largest and fastest growing market segment for remote patient management services. As discussed above, we also believe our business will benefit as federal government healthcare reforms are implemented and healthcare industry trends take hold. Although we have taken steps to focus our business in these areas, our progress will continue to be impacted by the timing of customer contracts and implementations, our ability to fund our operating costs and the market acceptance of our products and services.

As previously reported, on March 6, 2015 we announced that the Department of Veterans Affairs (VA) informed the company that it did not intend to exercise the fourth and final option year under our contract for telehealth products and services. The company’s contract with the VA was originally awarded in April 2011 and consisted of a base year and four one-year option years which were exercisable at the VA’s sole discretion. We completed our project with the VA upon the expiration of the option year on May 15, 2015. Our VA revenue included both recurring service revenues as well as hardware sales. As a result of the non-renewal of the VA contract we expect to report significantly reduced revenues over the next several quarters and we have taken steps to reduce our operating costs and better align our resources with the growth opportunities we intend to pursue. As a result, we have implemented a number of changes to our business plan with the ultimate goal to increase revenues and positive cash flow from operations, including a recalibration of marketing and sales efforts that have already resulted in growth from existing customers and sales to new customers. These changes include cost reductions from reducing our workforce and use of consultants that we made in the third quarter of fiscal 2015 and additional workforce reductions through August 31, 2015. These reductions are expected to reduce operating expenses by approximately $4,151,000 on an annualized basis. We have also taken actions to realign our data center operations for an expected annualized cost reduction of $203,000 and have executed an agreement with our landlord to relocate our corporate offices, which is expected to result in annualized savings of $372,000.

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

In addition, on August 25, 2015, we announced that we had entered into a non-binding letter of intent with Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories, a clinical laboratory based in Gainesville, GA for the acquisition of all of the outstanding membership interests of AEON in exchange for shares of a newly created class of Series E preferred stock of Authentidate. As described in greater detail above, the letter of intent provides that if certain financial results are achieved during the next four years, the AEON members would be issued Series E Shares convertible into 85% of the outstanding shares of our common stock on a partially diluted basis. The letter of intent is non-binding and any agreement is subject to the negotiation and execution of a definitive transaction agreement which may vary from the terms set forth in the letter of intent. Accordingly, there can be no assurance that a definitive agreement will be reached by the parties, or that any agreement will result in the completion of the merger transaction.

Our current revenues consist principally of transaction fees for web-based hosted software services and revenues from hardware sales and rentals, monthly monitoring services and maintenance fees from our telehealth business. Growth in our business is affected by a number of factors, including general economic and business conditions, and is characterized by long sales cycles. The timing of customer contracts, implementations and ramp-up to full utilization can have a significant impact on results and we believe our results over a longer period of time provide better visibility into our performance.

We intend to continue our efforts to market our web-based services and related products in our target markets. We also intend to focus on identifying additional applications and markets where our technology can address customer needs.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the three months ended September 30, 2015. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under Critical Accounting Policies in our Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in item 7, as well as in our consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Results of Operations

Three and months ended September 30, 2015 compared to three months ended September 30, 2014

Revenues were $398,000 for the quarter ended September 30, 2015 compared to $1,052,000 for the prior year period. These results reflect a decrease in revenues from both our telehealth products and services and hosted software services due to lower equipment sales and service revenues and transaction volumes, respectively.

Cost of revenues decreased to $207,000 for the quarter ended September 30, 2015 compared to $593,000 for the same period in the prior year, due primarily to lower costs related to telehealth revenues and lower personnel costs for our hosted software services.

Selling general and administrative (SG&A) expenses decreased to $1,501,000 for the quarter ended September 30, 2015 compared to $2,011,000 for the prior year period. The change is due primarily to lower personnel and consulting expenses offset in part by incremental legal and merger related expenses and does not give effect to the impact of our recent cost-cutting measures for data center and facility expenses.

Product development expenses were $162,000 for the quarter ended September 30, 2015 compared to $370,000 for the prior year period reflecting lower personnel and contractor expenses.

Depreciation and amortization expense was $182,000 for the quarter ended September 30, 2015 compared to $189,000 for the prior year period. This change reflects lower expenditures for property and equipment during the current period.

Other expense was $409,000 for the quarter ended September 30, 2015 compared to zero for the prior year period. Other expense for current period reflects the non-cash amortization of debt discount and deferred financing costs on notes payable, the non-cash loss on the change in the fair value of the warrant liability and interest expense on notes payable.

Net loss for the quarter ended September 30, 2015 was $2,063,000, or $0.05 per share, compared to $2,111,000, or $0.06 per share, for the prior year period. The decrease in net loss for the period is due primarily to the decrease in SG&A and product development expenses discussed above.

Liquidity and Capital Resources

Overview

Our operations and product development activities have required substantial capital investment to date and we have been largely dependent on our ability to sell additional shares of our common stock or other equity and debt securities to obtain financing to fund our operating deficits, product development activities, business acquisitions, capital expenditures and telehealth activities. Since June 2015, we have completed debt financing transactions resulting in total proceeds of approximately $1.7 million. The material terms of these debt transactions are summarized in Notes 7 and 16 of Notes to Condensed Consolidated Financial Statements. We are using the proceeds from these transactions for working capital and general corporate purposes, including supporting the rollout of our telehealth products and services. However, we have an immediate need for additional capital and are exploring additional potential transactions to improve our capital position, ensure we are able to meet our working capital requirements and provide funds to pay these debt obligations which are due in the next twelve months. We have developed and intend to continue to develop new applications to grow our business and address new markets. As discussed in more detail below, our recurring operating losses and capital needs, among other factors, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Flows

The company has incurred significant losses and our operations and product development activities have required substantial capital investment to date. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings. As discussed more fully in the Overview section above, the VA, our largest customer, did not renew our contract beyond May 15, 2015 and we expect to report significantly reduced revenues over the next several quarters. We have taken steps to reduce our operating costs and better align our resources with our growth opportunities; however, and based on our business plan, we expect our existing resources, revenues generated from operations, net proceeds from our debt financing transactions, other transactions we are considering and proceeds received from the exercise of outstanding warrants (of which there can be no assurance) or a restructuring of outstanding debt obligations (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months. If necessary, management of the company believes that it can raise additional equity or debt financing to satisfy its working capital requirements. However, no assurances can be given that we will be able to support our costs or pay debt obligations through revenues derived from operations or generate sufficient cash flow to satisfy our other obligations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Unless we are able to increase revenues substantially or generate additional capital from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time. As discussed above, we have an immediate need for additional capital and in addition to our recently announced letter of intent for a business combination transaction we are continuing to explore additional potential transactions to improve our capital position to ensure we are able to meet our financing and working capital requirements. We would expect to raise additional funds through public or private equity offerings, debt financings or strategic alliances or a restructuring of outstanding debt obligations. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing or preferred stock, if available, may involve covenants that restrict our business activities and options and such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities or may require the granting of liens on our assets or preferences on revenue sources. We may also enter into financing transactions which involve the granting of liens on our assets or which grant preferences of payment from our revenue streams, all of which could adversely impact our ability to rely on our revenue from operations to support our ongoing operating costs. Alternatively, we may seek to obtain new financing from existing security holders, which may include reducing the exercise or conversion prices of outstanding securities, or the issuance of additional equity securities. Currently, the company does not have any definitive agreements with any third parties for such transactions and there can be no assurances that the company will be successful in completing the transaction contemplated by the letter of intent, raising additional capital or securing financing when needed or on terms satisfactory to the company. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially or potentially suspend operations. Accordingly, any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition.

At September 30, 2015, cash and cash equivalents amounted to approximately $282,000 and total assets at that date were $4,188,000. Since June 30, 2015 cash and cash equivalents increased approximately $35,000 reflecting the issuance of company securities offset in part by cash used principally to fund operating losses, product development activities, changes in working capital, and capital expenditures during the three months ended September 30, 2015. Our current estimated monthly operational requirements after giving effect to our cost cutting measures, but not to any special or one-time events, is approximately $350,000. Cash used for the period includes investments in licenses and other assets, and the prepayment of certain insurance premiums and maintenance contracts. We expect to continue to use cash to fund operating losses, changes in working capital, product development activities, and capital expenditures for the foreseeable future.

Net cash used in operating activities for the three months ended September 30, 2015 was approximately $1,191,000 compared to $1,737,000 for the prior year period reflecting a decrease in cash used for operations during the current period. Net cash used by investing activities was $19,000 for the three months ended September 30, 2015 compared to $84,000 for the prior year period. This change reflects a decrease in asset and related purchases for the current period. Net cash provided by financing activities for the three months ended September 30, 2015 was approximately $1,245,000 compared to $2,106,000 for the prior year period. The amount for the current period reflects the proceeds from short-term note transactions discussed above. The amount for the prior year reflects the proceeds from the August 2014 registered direct offering less the payment of certain preferred stock dividends.

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

Financing Activities

Except as discussed above, we have not engaged in any external financing activities in fiscal 2016 and 2015.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

In August 2015, we announced that our board was focused on exploring strategic alternatives in order to enhance shareholder value. Subsequently, on August 25, 2015, we announced that we had entered into a non-binding letter of intent with Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories, an expanding clinical laboratory based in Gainesville, GA (“AEON”) for the acquisition of all of the outstanding membership interests of AEON in exchange for shares of a newly created class of Series E preferred stock of Authentidate. As described in greater detail in Note 4 of Notes to Condensed Consolidated Financial Statements, the letter of intent provides that if certain financial results are achieved during the next four years, the AEON members would be issued Series E Shares convertible into 85% of the outstanding shares of the company’s common stock on a partially diluted basis as of the closing date.

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 250,000 shares of our common stock at a conversion rate of $2.80. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of September 30, 2015, no shares of the Series B preferred stock have been redeemed.

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

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of September 30, 2015 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Leases
Operating	$891	$166	$420	$293	$12
Capital	40	16	24	—	—

Total lease obligations	$931	$182	$444	$293	$12

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

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2015, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

In August 2014, the FASB issued ASU No. 2014-15, “ Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

At September 30, 2015, our unrestricted cash totaled approximately $282,000 and was in non-interest bearing checking accounts used to pay operating expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Quarterly Report on Form 10-Q and a restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and in our reports subsequently filed with the SEC. You should carefully consider the risks described below, together with all of the following risk factors and the other information included in this report, in considering our business herein as well as the information included in our other reports filed with the SEC. These risks have affected, and in some cases could affect, our actual results of operations and cause our results to differ materially from those anticipated in forward looking statements made herein. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations, financial condition and/or operating results. If any of the matters or events described in the following risks actually occurs, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment due to any of these risks.

Risks Related to Our Financial Condition

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability in the near term as we seek to generate new business revenues to offset the loss of our largest customer.

We incurred net losses of approximately $9,700,000, $7,143,000 and $11,349,000 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively and had an accumulated deficit of approximately $206,485,000 at June 30, 2015. We also had a net loss of $2,063,000 for the three months ended September 30, 2015 and had an accumulated deficit of approximately $208,650,000 at September 30, 2015. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Further, our ability to generate the level of revenues we require to achieve profitability was adversely impacted by the decision of the Department of Veterans Affairs not to exercise the remaining renewal period of our contract. The loss of this customer has increased and accelerated our need to diversify our business by adding new customers. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we may not be profitable in any future period. Unless we can generate additional revenues from sales or rentals of products and services to existing customers or obtain new customers, we will continue to generate substantial operating losses and may need to curtail our business and incur additional restructuring or exit costs, which may be material. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our capital requirements have been significant and until our revenues can sufficiently support our operating costs, we expect to raise additional capital to finance our operations and repay outstanding debt obligations.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements and registered offerings of our securities and on short-term and long-term debt transactions to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software, services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $4,951,000, $4,726,000 and $5,214,000 in cash for operating activities for the fiscal years ended June 30, 2015, 2014 and 2013, respectively and $1,191,000 for the three months ended September 30, 2015. Our available cash and cash equivalents as of September 30, 2015 totaled approximately $282,000. Our current estimated monthly operational requirements after giving effect to our cost cutting measures, but not to any special or one-time events is approximately $350,000. Since June 2015, we have completed a number of debt financing transactions resulting in total proceeds of approximately $1.7 million, and have approximately $1.45 million in notes that are due in November 2015. The company is engaged in ongoing discussions and negotiations with the holders of these notes in order to seek modifications to the terms of these obligations, including extensions of the repayment date. We have an immediate need for additional capital and are continuing to explore additional potential transactions to improve our capital position. We expect our existing resources, revenues generated from operations, net proceeds from our debt financing transactions, other transactions we are considering and proceeds received from the exercise of outstanding warrants or restructuring of debt (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, no assurances can be given, that we will be able to attain sales levels and support our costs through revenues derived from operations or generate sufficient cash flow to satisfy our other obligations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Unless we are able to increase revenues substantially or generate additional capital from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time. In addition to our recently announced letter of intent for a business combination transaction, we are continuing to explore additional potential transactions to improve our capital position to ensure we are able to meet our financing and working capital requirements. We would expect to raise additional funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing or preferred stock, if available, may involve covenants that restrict our business activities and options and such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. We may also enter into financing transactions which involve the granting of liens on our assets or which grant preferences of payment from our revenue streams, all of which could adversely impact our ability to rely on our revenue from operations to support our ongoing operating costs. Alternatively, we may seek to obtain new financing from existing security holders, which may include reducing the exercise or conversion prices of outstanding securities, or the issuance of additional equity securities. Currently, the company does not have any definitive agreements with any third-parties for such transactions and there can be no assurance, however, that we will be successful in completing the transaction contemplated by the letter of intent, raising additional capital or securing financing when needed or on terms satisfactory to the company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially or potentially suspend operations, any of which would have a material adverse effect on our business, financial condition and results of operations. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

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

We depend on third parties for the supply and manufacture of our telehealth products, which may result in delays and quality-control issues could adversely impact our business.

We do not own or lease any manufacturing facilities. Accordingly, in order to market our telehealth solution we purchase finished products and components from unaffiliated suppliers and use a contract manufacturer to produce our Electronic House Call device. In addition, we may use unaffiliated third parties to provide products and distribution services for this solution. If the agreements with these third parties are terminated or if they are unable to perform their obligations under such agreements, it could take several months to establish and qualify alternative suppliers and manufacturing and distribution partners for our products and we may not be able to fulfill our customers’ orders in a timely manner. At the present time we believe that if existing third party relationships terminate, alternative providers are available on commercially reasonable terms. However, there can be no assurance that the future production capacity of our current manufacturer will be sufficient to satisfy our requirements or that alternative providers of components or manufacturing or distribution services will be available on commercially reasonable terms, or at all. The failure to identify suitable alternative suppliers, manufacturers or distributors could adversely impact our customer relationships and our financial condition. In addition, due to our use of third-party manufacturers and distributors, we do not have control over the timing of product shipments. Delays in shipment could result in the deferral or cancellation of purchases of our products, which would harm our results of operations in any particular quarter. Revenue for a period may be lower than predicted if large orders forecasted for that period are delayed or are not realized, which could impact cash flow or result in a decline in our stock price.

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

Our future success depends upon the continued service of our key management, technical, sales, finance, and other critical personnel. Other than with respect to employment agreements that we entered into with our executive officers, our key personnel do not have employment agreements and we cannot assure you that we will be able to retain them. Key personnel have left our company in the past and there likely will be additional departures of key personnel from time to time in the future. Further, following the non-renewal of our telehealth contract with the VA, in order to reduce our operating costs, we have implemented several reductions in staff and the use of external resources and to date have eliminated a number of positions throughout the company, or more than 50% of our workforce. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues.

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

We have investigated patents held by third parties of which we are aware and we believe that our products and services, including our telehealth offerings, do not infringe on the claims of these patents. However, we cannot provide any assurances that our products and services do not infringe upon any third party patents or violate the proprietary rights of others, including the patents we have investigated, and it is possible that such infringement or violation has occurred or may occur. As previously reported, we recently settled a claim with Robert Bosch Healthcare Systems, Inc. regarding a purported patent infringement lawsuit filed by Bosch against Express MD in January 2012. While the company does not believe that it was or is infringing any of the asserted patents, in order to mitigate its risk and avoid further costs and distractions of litigation, it entered into the license and settlement agreement.

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

Because we currently derive our revenues from a few telehealth products and services, hosted software and web-based service offerings, any decline in demand for these offerings could severely harm our ability to generate revenues.

We currently derive our revenues from a limited number of telehealth products and services, hosted software and web-based service offerings. In addition, our focus on building our business is concentrated on markets for telehealth solutions, hosted software and web-based services where content integrity, workflow automation, electronic signatures, time and date stamping and web-based services are important to customers. As a result, we are particularly vulnerable to fluctuations in demand for these offerings, whether as a result of competition, product obsolescence, technological change, customer spending, or other factors. If our revenues derived from our offerings were to decline significantly, our business and operating results would be adversely affected. As occurred following the end of our business relationship with the VA, if our relationships with significant customers were disrupted we could lose a significant percentage of our anticipated revenues which could have material adverse effect on our business.

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

In connection with our manufacturing and sales plans for our current telehealth products, we purchased certain components and contract manufacturing services for the production of our Electronic House Call monitoring appliance. Our ability to recover our investment in building inventories of our current telehealth products is subject to risks. If we are unable to generate sufficient demand for our products, or incur regulatory penalties relating to our telehealth products, we may not be able to recover the cost of our investments in our telehealth business and our financial condition and results of operations could be negatively impacted. As described in greater detail in Note 10 of Notes to Condensed Consolidated Financial Statements, we have determined that certain components that were held in inventory will not be used in production and we offset the inventory balance for undelivered items against the related accounts payable balance during the quarter ended March 31, 2015. Although to the company’s knowledge, no formal legal proceedings have been commenced regarding this matter, we are currently disputing the payment arrangements regarding these items with the relevant vendor. The company believes the amount at issue is approximately $1.2 million and intends to vigorously contest demands by the vendor for payment. Management does not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Our business, including Inscrybe Healthcare and our telehealth products and services are relatively new business lines and although the level of competition for these offerings is uncertain at this point in time, the field of software-based solutions in which we compete, particularly with respect to healthcare information technology solutions, is highly competitive. There can be no assurances, however, that any of our offerings will achieve market acceptance.

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

The price of our common stock has been, and is likely to continue to be, volatile. Our stock price during the fiscal year ended June 30, 2015 traded as low as $0.16 per share and as high as $1.20 per share and during the three months ended September 30, 2015, our common stock traded within a range of $0.09 to $0.55. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

The average daily trading volume in our common stock for the three months ended September 30, 2015 was approximately 278,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

During and subsequent to our fiscal year ended June 30, 2015 and the first quarter of fiscal year 2016, we completed several transactions that have resulted in our issuance of a substantial number of shares of common stock and securities convertible into, or exercisable for, additional shares of common stock. The issuance of these securities has resulted in substantial dilution to stockholders who held our common stock prior to such transactions and will result in additional dilution in the future if shares of convertible preferred stock are converted into common stock and common stock purchase warrants are exercised. The conversion of preferred shares and the exercise of warrants could also adversely affect the market price of our common stock if the holders of these securities immediately sell some or all of the shares of common stock issued upon conversion or exercise or there is a perception in the market that the holders of a large number of shares intend to sell their shares.

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

On February 17, 2015, in a separate transaction, the company issued a short-term promissory note in the aggregate principal amount of $950,000 and warrants to purchase 99,500 shares of common stock to an accredited investor for gross proceeds of $950,000. The warrants are exercisable for a period of 54 months commencing on the six month anniversary of the issuance date and have an initial exercise price of $1.01 per share. On April 3, 2015, the company entered into an amendment agreement with this investor to extend the maturity date of this note from March 19, 2015 to July 2, 2015 and to grant the holder the right to exchange the principal amount of the short-term note (and unpaid interest thereon) into the securities of the company sold in the next financing, as defined in the amendment agreement. This investor subsequently agreed not to participate in the convertible debt financing for which a closing was held June 8, 2015 and in consideration of such election, the participation right was modified to allow him to exchange such note for comparable securities in an alternative transaction. In consideration of waivers previously granted by the holder of potential events of default under the short-term note and the amendment to extend the maturity date, the company agreed to issue the holder warrants to purchase 3,166,667 shares of common stock of the company. The warrants are exercisable for a period of 54 months commencing six months following the date of issuance and have an exercise price equal to $0.31 per share. The holder of the short-term note is an entity controlled by Douglas B. Luce, the brother of J. David Luce, a member of the board of directors of the company. Through a series of amendments, the maturity date of this note was further extended on multiple occasions to on or about November 13, 2015. The company is engaged in ongoing discussions and negotiations with the holder of this note in order to seek modifications to the terms of the obligation, including extensions of the repayment date. The company anticipates that in order to complete these negotiations, it will be required to grant conversion rights and/or issue additional warrants.

On April 24, 2015, the company issued a short-term promissory note in the aggregate principal amount of $500,000 to Lazarus Investment Partners LLLP, the beneficial owner of approximately 29.4% of our common stock immediately prior to the note transaction, for gross proceeds of $500,000. In consideration for this loan, the company agreed to reduce the exercise price on approximately 6,233,600 warrants held by Lazarus to $0.25, based on the most recent closing bid price of the common stock prior to the note transaction, and to extend the expiration date of the warrants to October 25, 2019. Through a series of amendments, the maturity date of this note was further extended on multiple occasions to on or about November 13, 2015. The company is engaged in ongoing discussions and negotiations with the holder of this note in order to seek modifications to the terms of the obligation, including extensions of the repayment date. The company anticipates that in order to complete these negotiations, it will be required to grant conversion rights and/or issue additional warrants.

On June 8, 2015, the company issued an aggregate principal amount of $900,000 of senior secured convertible debentures and common stock purchase warrants to purchase 3,626,667 shares of common stock. Subject to certain limitations, the debentures are convertible at any time at the option of the holder into shares of our common stock at an initial conversion price of $0.25 per share. Each debenture matures on the one-year anniversary of the issuance date. The warrants are exercisable for a period of 54 months commencing on the six month anniversary of the issuance date at an initial exercise price of $0.30 per share. Although the securities purchase agreement we entered into with this investor contemplated a second closing for up to $2.1 million, the second closing did not occur.

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

In September 2015, the company has issued promissory notes in the aggregate principal amount of $525,000 to accredited investors in a private transaction. The notes are unsecured and are not convertible into equity securities of the company. The notes bears interest at 20% per annum, payable in arrears, and are due upon the earlier of (i) September 18, 2016, or (ii) within 30 days of the closing of a sale of equity or debt securities of the company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. The company also issued the investors warrants to purchase an aggregated of 1,050,000 shares of common stock. The warrants are exercisable commencing twelve months following their issuance for a period of 54 months at an exercise price of $0.30 per share. These closings are part of an offering of up to $1 million of notes and 2 million warrants.

In October 2015, the company issued promissory note in the aggregate principal amount of $450,000 to Peachstate Medical Holdings LLC, d/b/a AEON Clinical Laboratories. The note is unsecured and is not convertible into equity securities of the company. The note bears interest at 20% per annum, payable in arrears, and is due upon the earlier of (i) October 28, 2016, or (ii) within 30 days of the closing of a sale of equity or debt securities of the company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. The company also issued the investor warrants to purchase an aggregate of 1,000,000 shares of common stock. The warrants are exercisable commencing twelve months following their issuance for a period of 54 months at an exercise price of $0.30 per share.

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

Our executive officers, directors and significant stockholders will be able to influence matters requiring stockholder approval

As of the date of this report, our executive officers, directors and largest shareholder (Lazarus Investment Partners, LLLP) possess beneficial ownership (without, however, giving effect to any limitations on the ability of such persons to convert shares of Series D preferred stock or exercise warrants) of approximately 44.9% of our common stock and within this amount, Lazarus Investment Partners beneficially owns approximately 29.0% of our outstanding common stock. Due to such ownership position, these persons have increased influence over the outcome of future stockholder votes, including the election of directors and other significant business matters that require stockholder approval, and their interests may differ from the interests of other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other business combinations or purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock. In addition, the sale of these shares of common stock may adversely affect the market price of our common stock and our stock price may decline substantially.

The exercise of our outstanding options and warrants, or conversion of our outstanding shares of convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of September 30, 2015, the following options, restricted stock units and warrants were outstanding:

•	Stock options to purchase 5,577,000 shares of common stock at exercise prices ranging from $0.18 to $9.00 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $1.09 per share. These stock options are employee and non-executive director options.

•	Warrants to purchase 34,769,000 shares of common stock with a weighted average exercise price of $.67 per share.

•	An aggregate of 883,000 unvested restricted stock units.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

Except as previously reported and as described elsewhere in this Quarterly Report on Form 10-Q, we did not sell unregistered securities during the quarter ended September 30, 2015.

As of September 30, 2015 we issued options to purchase an aggregate of 496,768 shares of common stock to our non-executive directors that elected to receive options and in October 2015, we issued an aggregate of 43,980 restricted shares of our common stock to non-executive directors that elected to receive shares of common stock in lieu of the cash fees earned for their service as members of our board of directors pursuant to our 2011 Omnibus Equity Incentive Plan. The options are exercisable for a period of ten years at an exercise price of $0.29 per share. Such securities were issued for service on our board during the quarter ended September 30, 2015. These securities were issued pursuant to the exemption from registration provided by Section 4 (a)(2) of the Securities Act of 1933, as amended.

b) Not applicable

c) Repurchase of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2015.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As of November 12, 2015, the company entered into an agreement, dated September 25, 2015, with the holder of a majority-in-interest of the convertible debentures and common stock purchase warrants issued pursuant to that certain Securities Purchase Agreement dated as of May 29, 2015 (the “Amendment Agreement”). Pursuant to the Amendment Agreement, the parties agreed to (i) further amend the Securities Purchase Agreement in order to modify certain covenants including a deferral of the date by which the Company was required to seek the approval of its shareholders of the issuance of all of the shares of common stock underlying the convertible debentures and warrants in excess of 19.99% of the Company’s issued and outstanding common stock on the initial closing date, in accordance with the rules of the Nasdaq Stock Market and (ii) amend that certain Registration Rights Agreement dated as of May 29, 2015 to defer the date by which the Company was required to file the registration statement in accordance with the terms of the Registration Rights Agreement to a date no later than February 17, 2016.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference. A management contract or compensation plan or arrangement is indicated with (*).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith

4.1	Form of Promissory Note issued to MKA 79, LLC dated August 7, 2015	8-K	8/12/15	4.1

4.2	Warrant Amendment Agreement dated August 7, 2015 between Authentidate Holding Corp. and MKA 79, LLC	8-K	8/12/15	10.2

4.3	Form of Note issued August 26, 2015	8-K	8/28/15	10.1

4.4	Form of Note issued September 18, 2015	8-K	9/24/15	4.1

4.5	Form of Warrant issued September 18, 2015	8-K	9/24/15	4.2

4.6	Form of Note issued October 28, 2015				X

4.7	Form of Warrant issued October 28, 2015				X

10.1*	Employment Agreement with William P. Henry	10-K	10/13/15	10.49

10.2*	Security Agreement between the Company and MKA79, LLC dated August 7, 2015	8-K	8/12/15	10.1

10.3	Form of Purchase Agreement dated September 15, 2015	8-K	9/24/15	10.1

10.4	Amendment to Lease dated September 15, 2015	10-K	10/13/15	10.56

10.5*	Employment Letter with Ian C. Bonnet dated September 28, 2015	8-K	9/30/15	10.1

10.6	Note Extension Agreement with VER 83, LLC dated October 30, 2015				X

10.7	Note Extension Agreement with Lazarus Investment Partners LLLP dated October 30, 2015				X

10.8	Form of Note Purchase Agreement dated October 28, 2015				X

10.9	Second Amendment to Securities Purchase Agreement and Registration Rights Agreement, entered into on November 12, 2015				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.1	The following financial information from the Authentidate Holding Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

November 13, 2015	/s/ Ian C. Bonnet
Date	Ian C. Bonnet
Chief Executive Officer and President

/s/ William A. Marshall
William A. Marshall
Chief Financial Officer and Treasurer