Form 10-Q
period 2015-12-31
AUTHENTIDATE HOLDING CORP
filed 2016-02-22
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding February 10, 2016
Common Stock, $0.001 par value per share	5,772,256 shares

Authentidate Holding Corp.

Form 10-Q

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31
	2015	June 30,
( in thousands, except per share data )	(Unaudited)	2015

Assets
Current assets
Cash and cash equivalents	$119	$247
Restricted cash	121	256
Accounts receivable, net	197	274
Inventory, net	356	603
Prepaid expenses and other current assets	379	222

Total current assets	1,172	1,602
Property and equipment, net	208	301
Other assets
Licenses, net	1,732	1,904
Other assets, net	302	356

Total assets	$3,414	$4,163

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable, accrued expenses and other liabilities	$3,047	$2,109
Notes payable, net of unamortized discount	3,683	2,150
Warrant liability	2,690	214
Deferred revenue	63	67

Total current liabilities	9,483	4,540
Long-term deferred revenue	72	88

Total liabilities	9,555	4,628

Commitments and contingencies (Note 10)
Shareholders’ deficit
Preferred stock, $.10 par value; 5,000 shares authorized, Series B, 28 shares and Series D, 625 and 665 shares issued and outstanding on December 31, 2015 and June 30, 2015, respectively	65	69
Common stock, $.001 par value; 190,000 shares authorized, 4,792 and 4,680 shares issued and outstanding on December 31, 2015 and June 30, 2015, respectively	5	5
Additional paid-in capital	208,704	205,946
Accumulated deficit	(214,915)	(206,485)

Total shareholders’ deficit	(6,141)	(465)

Total liabilities and shareholders’ deficit	$3,414	$4,163

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Operations (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2015	2014	2015	2014

Revenues
Hosted software services	$364	$481	$746	$989
Telehealth products and services	35	866	51	1,410

Total revenues	399	1,347	797	2,399
Operating expenses
Cost of revenues	208	751	415	1,344
Selling, general and administrative	1,799	2,105	3,300	4,116
Product development	97	369	259	739
Depreciation and amortization	185	210	367	399

Total operating expenses	2,289	3,435	4,341	6,598

Operating loss	(1,890)	(2,088)	(3,544)	(4,199)
Other expense	(4,275)	—	(4,684)	—

Net loss	$(6,165)	$(2,088)	$(8,228)	$(4,199)

Basic and diluted loss per common share	$(1.32)	$(0.47)	$(1.79)	$(0.98)

Comprehensive operations
Net loss	$(6,165)	$(2,088)	$(8,228)	$(4,199)

Comprehensive loss	$(6,165)	$(2,088)	$(8,228)	$(4,199)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
(in thousands)	2015	2014

Cash flows from operating activities
Net Loss	$(8,228)	$(4,199)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount and deferred financing costs	463	—
Loss on extinguishment of notes	2,977	—
Change in warrant liability	1,100	—
Depreciation and amortization	367	399
Inventory reserve	230	—
Share-based compensation	210	293
Warrants issued for services	12	16
Restricted shares and stock options issued for services	363	165
Changes in assets and liabilities
Accounts receivable	77	84
Inventory	17	181
Prepaid expenses and other current assets	(157)	48
Accounts payable, accrued expenses and other liabilities	676	541
Deferred revenue	(20)	(11)

Net cash used in operating activities	(1,913)	(2,483)

Cash flows from investing activities
Decrease in restricted cash	135	—
Purchases of property and equipment and other assets	—	(126)
Other intangible assets acquired	(48)	(168)
Sale of marketable securities	—	210

Net cash provided (used) by investing activities	87	(84)

Cash flows from financing activities
Net proceeds from issuance of preferred and common stock and exercise of warrants	3	2,124
Proceeds from issuance of short-term promissory notes	1,695	—
Dividends paid	—	(18)

Net cash provided by financing activities	1,698	2,106

Net decrease in cash and cash equivalents	(128)	(461)
Cash and cash equivalents, beginning of period	247	1,084

Cash and cash equivalents, end of period	$119	$623

The accompanying notes are an integral part of the condensed consolidated financial statements. See Notes 7, 8 and 13 for supplemental cash flow information regarding debt extinguishments and discounts, preferred stock dividends and warrant liability.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation and Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The condensed consolidated financial statements include the accounts of Authentidate Holding Corp. (AHC) and its subsidiaries (collectively, the “company”) prior to the business combination described below since the business combination was not completed until after the period covered by the financial statements included in this Quarterly Report on Form 10-Q. All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the period ended December 31, 2015 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the company’s Form 10-K for the fiscal year ended June 30, 2015 and the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The company has incurred significant recurring losses and negative cash flows from operations and our product development activities have required substantial capital investment to date. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Additionally, on March 6, 2015 we announced that the Department of Veterans Affairs (VA) informed the company that it did not intend to exercise the fourth and final option year under our contract for telehealth products and services and our contract expired on May 15, 2015. Our VA revenue included both recurring service revenues as well as hardware sales and we expect to report significantly reduced revenues over the next several quarters as a result of the non-renewal of our VA contract. We have taken steps to reduce our operating costs and have implemented a number of changes to our business plan with the ultimate goal to increase revenues and generate positive cash flow from operations. These changes include cost reductions from reducing our workforce and use of consultants that we made in the third quarter of fiscal 2015 and additional workforce reductions through August 31, 2015. These reductions are expected to reduce operating expenses on an annualized basis. The company has also taken actions to realign our data center operations and relocated its corporate offices in November 2015, which are expected to result in additional annualized savings.

Since June 2015, the company has completed debt financing transactions resulting in total proceeds of approximately $1.7 million and has extended the maturity dates on approximately $1.8 million of its short-term debt obligations. Based on its business plan and the completion of the business combination described below, the company expects its existing resources and revenues generated from consolidated operations to satisfy its working capital requirements for at least the next twelve months. As discussed more fully in Note 4 of Notes to Condensed Consolidated Financial Statements, on January 27, 2016, the company completed its business combination with Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories, whereby AEON became a wholly-owned subsidiary of the company. Under the provisions of ASC 805-40 Business Combinations – Reverse Acquisitions, the transaction will be accounted for as a reverse acquisition with AEON becoming the acquirer for accounting purposes and AHC becoming the accounting acquiree.

Effective January 22, 2016, the company completed a one-for-nine reverse stock split of its common stock. The reverse stock split was approved at the special meeting of stockholders held on January 20, 2016, where the stockholders authorized the board of directors to proceed with a reverse split and to determine the ratio of the split within an approved range. All common stock, preferred stock and debt conversion rates, option, warrant and restricted stock unit amounts and related per share amounts have been restated for all periods presented to give effect to the reverse stock split.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

2.	Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net loss	$(6,165)	$(2,088)	$(8,228)	$(4,199)
Preferred stock dividends	(101)	(101)	(202)	(202)

Net loss applicable to common shareholders	$(6,266)	$(2,189)	$(8,430)	$(4,401)

Weighted average shares	4,754	4,623	4,721	4,500

Basic and diluted loss per common share	$(1.32)	$(0.47)	$(1.79)	$(0.98)

All common stock equivalents were excluded from the loss per share calculation for all periods presented because the impact is antidilutive. At December 31, 2015, options (634,000), restricted stock units (41,000), warrants (4,313,000), convertible debt (822,000), Series D preferred stock (640,000) and Series B preferred stock (28,000) were outstanding. At December 31, 2014, options (444,000), restricted stock units (98,000), warrants (3,075,000), Series D preferred stock (681,000) and Series B preferred stock (28,000) were outstanding.

3.	Share-Based Compensation

Share-based compensation by category is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
SG&A	$72	$124	$180	$263
Product development	10	20	20	20
Cost of revenues	5	10	10	10

Share-based compensation expense	$87	$154	$210	$293

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

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

On August 23, 2011, the stockholders approved the 2011 Omnibus Equity Incentive Plan (the 2011 Plan). The 2011 Plan replaces the 2010 Employee Stock Option Plan and the 2001 Non-Executive Director Stock Option Plan. On May 1, 2014, the stockholders approved an amendment to the 2011 Plan to increase the number of shares of common stock available for issuance under the plan by approximately 378,000 shares. As amended, the 2011 Plan provides for the issuance of up to approximately 750,000 shares of the company’s common stock in connection with stock options, restricted share awards and other stock compensation vehicles.

Stock option activity under the company’s stock option plans for employees and non-executive directors for the period ended December 31, 2015 is as follows (in thousands, except per share and average life data):

Employees Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2015	237	$20.43
Granted	36	2.97
Exercised	(1)	6.21
Expired/Forfeited	(65)	18.09

Outstanding December 31, 2015	207	$18.18	6.08	$130

Exercisable December 31 2015	126	$25.38	3.46	$4

Expected to vest at December 31, 2015	64	$7.29	7.94	$99

Non-Executive Director Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2015	243	$5.58
Granted	186	3.24
Expired	(1)	54.00

Outstanding December 31, 2015	427	4.41	8.24	$1,151

Exercisable December 31 2015	413	$4.32	8.18	$1,151

Non-executive director options are granted at market price and vest on the grant date. Certain options granted to a director serving as an interim officer vest thirty (30) days from the grant date.

As of December 31, 2015, there were approximately 41,000 restricted stock units outstanding that were granted to employees as of January 15, 2013 and January 28, 2014 in connection with the company’s compensation modification program. These restricted stock units vest when the company achieves cash flow breakeven, as defined.

As of December 31, 2015, there was approximately $326,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 15 months.

There were 518 options exercised for approximately $3,200 during the six month period ended December 31, 2015 and no options were exercised during the six month period ended December 31, 2014. The intrinsic value of the options exercised was not material. The weighted average grant date fair value of options granted during the six month periods ended December 31, 2015 and 2014 was approximately $1.71 and $4.50, respectively. These values were calculated using the Black-Scholes option-pricing model.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The total fair value of options vested was $321,000 and $340,000 for the six month periods ended December 31, 2015 and 2014, respectively. In December 2012, the board of directors agreed that all non-employee directors would receive all of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of our common stock or stock options issued at fair value in accordance with the terms of the 2011 Plan for periods ending after December 2012. During the six months ended December 31, 2015, the company issued 13,647 shares of restricted common stock and 69,344 stock options (with a total fair value of approximately $363,000) to certain non-executive directors in connection with this program. In January 2016 the company issued 1,643 shares of restricted common stock (with a fair value of approximately $10,500) to a director under this program for the quarter ended December 31, 2015. During the six months ended December 31, 2015, the board of directors also issued 108,333 stock options (with a total fair value of approximately $153,000) to the interim chief strategy officer for services.

4.	Acquisition

On January 27, 2015 the company completed the acquisition of Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories, an expanding clinical laboratory based in Gainesville, GA (“AEON”). The transaction was structured as a tax-free exchange, with the former AEON members receiving shares of common stock of AHC at the closing, and potential further issuances of common stock tied primarily to the earnings of AEON during the five calendar years ending December 2019. The AEON members received an aggregate of 19.9% (958,030 shares) of common stock of AHC effective at the closing and can receive an additional 5% of the outstanding common stock of the company, as defined, upon approval of the merger transaction by the shareholders of the company. The AEON members can also earn additional shares of common stock to increase their aggregate holdings to up to 90% of the outstanding stock of AHC, as defined, based upon meeting the benchmark targets in the merger agreement, including delivering $16,000,000 in EBITDA for the calendar year ended 2015 and $100,000,000 in aggregate EBITDA for the calendar years 2016 through 2019. In connection with the completion of the merger, Hanif A. (“Sonny”) Roshan, founder of AEON, will become Chairman of AHC and Richard Hersperger, the CEO of AEON, will become CEO of the combined companies. Both men will also serve on the board of directors of AHC and the AEON members will have the right to elect one director for each 10% of the outstanding shares of the company’s common stock they hold as a group. Under the provisions of ASC 805-40 Business Combinations – Reverse Acquisitions, the transaction will be accounted for as a reverse acquisition with AEON becoming the acquirer for accounting purposes and AHC becoming the accounting acquiree.

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

In connection with our manufacturing and sales plans for our telehealth service, the company has purchased certain components and contract manufacturing services for the production of the monitoring appliances. These inventory amounts are stated at the lower of cost or market and consist of the following (in thousands):

	December 31,	June 30,
	2015	2015

Purchased components, net	$31	$261
Finished goods	325	342

Total inventory	$356	$603

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.	Other Intangible Assets

The following table sets forth licenses, net and other intangible assets that are included in other assets as follows (in thousands):

	December 31, 2015			June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years

Patents	$357	$288	$69	$357	$276	$81	17
Trademarks	229	113	116	214	108	106	20
Acquired technologies	95	78	17	95	72	23	2
Licenses	4,245	2,513	1,732	4,212	2,308	1,904	3 - 10

Total	$4,926	$2,992	$1,934	$4,878	$2,764	$2,114

As of December 31, 2015 and June 30, 2015 goodwill amounted to approximately $50,000 and is included in other assets. The company amortizes licenses and other intangible assets under the straight line method. Amortization expense was approximately $115,000 and $228,000 for the three and six months ended December 31, 2015 and $102,000 and $190,000 for the prior year periods, respectively. Amortization expense for the next five fiscal years and thereafter is expected to be as follows (in thousands):

June 30,
2016	$296
2017	440
2018	348
2019	304
2020	277
Thereafter	269

$1,934

7.	Notes Payable

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

On February 17, 2015, the company entered into a securities purchase agreement with an accredited investor pursuant to which we issued a promissory note in the aggregate principal amount of $100,000 and common stock purchase warrants to purchase up to 8,889 shares of common stock for gross proceeds of $100,000. The note was an unsecured obligation of the company, was not convertible into equity securities of the company and accrued interest at a rate of 8% per annum. The note was due and payable on the six month anniversary of the issue date, subject to the right of the investor to extend the maturity date for up to an additional six months. The net proceeds from this transaction were approximately $92,000. The warrants vested in equal monthly installments over twelve months if the notes were outstanding and, subject to vesting requirements, were exercisable for a period of 54 months commencing on the six month anniversary of the issuance date at an initial exercise price of $9.09 per share. Although the securities purchase agreement that the company entered into with this investor contemplated a second closing for $900,000 of additional proceeds, the second closing did not occur and the company did not receive the additional funds. This note and the vested portion of the warrants were exchanged for notes and warrants issued in the June 8, 2015 transaction discussed below and the warrants issued for this transaction were cancelled.

On February 17, 2015, in a separate transaction, the company issued a short-term promissory note in the aggregate principal amount of $950,000 and warrants to purchase 11,056 shares of common stock to an accredited investor for gross proceeds of $950,000. The holder of the short-term note is an entity controlled by Douglas B. Luce, the brother of J. David Luce, a former member of the board of directors of the company. The short-term note was an unsecured obligation of the company, was not convertible into equity securities of the company and accrued interest at a rate of 5.76% per annum. The short-term note was due and payable on the first to occur of the one month anniversary of the issue date or the date on which the company received at least $950,000 in proceeds

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

from equity or debt financing. The note contained covenants and events of default customary for similar transactions. The net proceeds from this transaction were approximately $940,000. The warrants are exercisable for a period of 54 months commencing on the six month anniversary of the issuance date at an initial exercise price of $9.091 per share. On April 3, 2015, the company entered into an amendment agreement with the holder of the $950,000 short-term promissory note in order to amend such note to extend its maturity date from March 19, 2015 to July 2, 2015. In addition, pursuant to the amendment agreement, the company also agreed to grant the holder the right to exchange the principal amount of the short-term note (and unpaid interest thereon) into the securities of the company sold in the next financing, as defined in the amendment agreement. This investor subsequently agreed not to participate in the convertible debt financing for which a closing was held June 8, 2015 and in consideration of such election, the participation right was modified to allow him to exchange such note for comparable securities in an alternative transaction. In consideration of waivers previously granted by the holder of potential events of default under the short-term note and the amendment to extend the maturity date, the company agreed to issue the holder warrants to purchase 351,852 shares of common stock of the company. The warrants are exercisable for a period of 54 months commencing six months following the date of issuance and have an exercise price equal to $2.79 per share. Through a series of amendment agreements, the maturity date of this note was further extended and the interest rate was increased to 12% per annum in connection with such extensions.

On December 11, 2015, we entered into an exchange agreement with the holder of the $950,000 note pursuant to which the company agreed to issue such holder, in consideration of the cancellation of the original note, a new convertible note in the aggregate principal amount of $950,000 and warrants to purchase 422,222 shares of common stock. The closing of the exchange transaction occurred on December 17, 2015. The new convertible note is convertible into shares of common stock at an initial conversion price of $2.25 per share, subject to adjustment. The new convertible note is convertible beginning July 1, 2016 and is due one year from the closing date. Based on the initial conversion price, the note will be convertible into up to 422,222 shares of common stock. If the company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price will be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the conversion price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The new convertible note bears interest at 9% per annum with interest payable upon maturity or on any earlier redemption date. Following the date on which the new convertible note first becomes convertible, the company will have the right to redeem all or any portion of the outstanding principal balance of the note, plus all accrued but unpaid interest at a price equal to 110% of such amount. The holder of the new convertible note shall have the right to convert any or all of the amount to be redeemed into common stock prior to redemption. Subject to certain exceptions, the new convertible note is senior to existing and future indebtedness of the company and will be secured to the extent and as provided in the amended security agreement entered into between the company and the holder. To provide for the collateral to secure the repayment of the new convertible note, MKA 79, LLC, an entity affiliated with J. David Luce agreed to an amendment to the security agreement entered into in August 2015 to provide that the new convertible note shall be secured by the collateral defined in such earlier security agreement. Subject to certain exceptions, the new convertible note contains customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default. Upon the occurrence of an event of default under the new convertible note, the holder may require the company to repay all or a portion of the note in cash, at a price equal to 110% of the principal and accrued and unpaid interest.

Subject to certain limitations, the additional warrants are exercisable on or after the first business day following the twelve-month anniversary of the issue date; provided, however, if the company consummates the closing with AEON, then the initial exercise date of the additional warrants shall be the date that is the three year anniversary date of such closing. The initial exercise price of the additional warrants is $2.70 per share and is subject to adjustment for certain events. If the company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price of the new note, the exercise price of the additional warrants will be decreased to a lower price based on the amount by which the conversion price of the new note was reduced due to such transaction. The foregoing adjustments to the exercise price for future stock issues will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the exercise price of the additional warrants is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. In addition, the additional warrants provide that, after their initial exercise date, the company shall have the right to cause the holder to exercise the additional warrants provided that that the following conditions are satisfied: (i) the closing bid price of the company’s common stock is at least $4.05 for the 20 consecutive trading days prior to the date of the mandatory exercise notice and (ii) the holder is not prevented from exercising the additional warrants pursuant to a lockup agreement. The additional warrants will expire 54 months from their initial exercise date. The holder shall not have the right to convert the new convertible note or exercise the additional warrants to the extent that such conversion or exercise would result in the holder being the beneficial owner in excess of 4.99% of the company’s common stock. In addition, the holder shall have no right to convert the new convertible note or exercise the additional warrants if the issuance of the shares of common stock upon such conversion or exercise would exceed the aggregate number of shares the company may issue without breaching the company’s obligations under Nasdaq listing rules.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

On April 24, 2015, the company issued a promissory note in the aggregate principal amount of $500,000 to Lazarus Investment Partners LLLP, the beneficial owner of approximately 29.3% of the company’s common stock at the time, in a private transaction. The note was unsecured and was not convertible into equity securities of the company. The note was originally due and payable on the first to occur of July 2, 2015 or the date on which the company received at least $900,000 in proceeds from equity or debt financing transactions. Interest on the note was originally 5.76% per annum payable at maturity. The note contained terms and events of default customary for similar transactions. In consideration of the loan, the company and Lazarus entered into a warrant amendment agreement pursuant to which the company agreed to amend certain of the terms of the existing 692,626 common stock purchase warrants held by Lazarus to reduce the exercise price of such warrants to $2.25, which was above the most recently reported closing consolidated bid price of the company’s common stock prior to the execution of the transaction documents, and to extend the expiration date of the warrants to October 25, 2019. The warrants amended were issued in various transactions from 2010 through 2014 at exercise prices ranging between $7.92 and $18.00. The fair value related to the warrant modifications was recorded as a debt discount and amortized over the term of the agreement. Through a series of amendment agreements, the maturity date of this note was further extended and the interest rate was increased to 12% per annum in connection with such extensions. On December 15, 2015, we entered into an exchange agreement with Lazarus Investment Partners pursuant to which we agreed to issue such holder, in consideration of the cancellation of the original note, a new note in the aggregate principal amount of $532,811, which amount includes $32,811 in accrued interest on their original note, and warrants to purchase 111,111 shares of common stock. The closing of the exchange transaction with Lazarus Investment Partners occurred on December 15, 2015. The new note bears interest at 20% per annum, payable in arrears, and is due upon the earlier of (i) twelve months from the date of issuance, (ii) June 8, 2016 if the company has not consummated the closing with AEON by such date, or (iii) within 5 days of the closing of a sale of equity or debt securities of the company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. The new note is neither secured by any of the company’s assets nor convertible into equity securities of the company. The new note contains certain events of default that are customary for similar transactions. Subject to certain limitations, the new warrants are exercisable on or after the first business day following the twelve-month anniversary of the issue date; provided, however, if the company consummates the closing of the transaction with AEON, then the initial exercise date of the new warrant shall be the date that is the three year anniversary date of such closing. The initial exercise price of the new warrants is $2.70 per share and is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. Pursuant to the exchange agreement entered into between the company and Lazarus Investment Partners, the expiration date of all warrants held by Lazarus Investment Partners shall be amended to be December 15, 2022. Further, the holder shall not have the right to exercise the warrants to the extent that such exercise would result in it being the beneficial owner of in excess of 4.99% of the company’s common stock. In addition, the holder shall have no right to exercise the warrants if the issuance of the shares of common stock upon such exercise would exceed the aggregate number of shares the company may issue without breaching the company’s obligations under Nasdaq listing rules. The company agreed to grant the holder piggyback registration rights with respect to the shares of common stock issuable upon conversion of the new warrants.

On June 8, 2015, the company entered into definitive agreements relating to a private placement of up to $3.0 million in principal amount of senior secured convertible notes and common stock purchase warrants. An initial closing for an aggregate principal amount of $900,000 of notes and warrants to purchase 402,963 shares of common stock was held on June 8, 2015. Subject to certain limitations, the warrants are exercisable on or after the six month anniversary of the date of issuance at an initial exercise price of $2.70 per share and will expire 54 months from the initial exercise date. In addition, subject to certain limitations, the warrants provide that, beginning six months from issuance, the company shall have the right to cause the holder to exercise the warrants provided that the following conditions are satisfied: (i) the closing bid price of the company’s common stock is at least $4.05 for the 20 consecutive trading days prior to the date of the mandatory exercise notice and (ii) all of the warrants issued in the transaction are called by the company for a mandatory exercise. A final closing for up to $2.1 million of debentures and warrants to purchase 933,333 shares of common stock did not occur. As a condition of the initial closing, the holder of an aggregate principal amount of $100,000 of previously issued promissory notes was required to exchange such notes and certain warrants held by it for senior secured notes and warrants issued in this transaction. These notes, subject to certain exceptions, rank senior to existing and future indebtedness of the company and are secured to the extent and as provided in the security agreement entered into between the company and the purchasers. Each note matures on the one-year anniversary of the issuance date thereof and, subject to certain limitations, is convertible at any time at the option of the holder into shares of the company’s common stock at an initial conversion price of $2.25 per share. Subject to certain exemptions, if the company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, the conversion price then in effect will be decreased to equal 85% of such lower price and the exercise price of the warrants will be decreased to a lower price based on the amount by which the conversion price of the notes was reduced due to such transaction. The foregoing adjustments to the conversion price will not apply to certain exempt issuances, including issuances

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

pursuant to certain employee benefit plans. In addition, the conversion price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The senior secured notes bear interest at 9% per annum with interest payable upon maturity or on any earlier redemption date. At any time after the issuance date, the company will have the right to redeem all or any portion of the outstanding principal balance of the notes, plus all accrued but unpaid interest at a price equal to 110% of such amount and the holders shall have the right to convert any or all of the amount to be redeemed into common stock prior to redemption. The notes are secured by a first priority lien on the company’s assets related to its “Inscrybe Referral and Order Management” and “Inscrybe Hospital Discharge” solutions. Subject to certain exceptions, the notes contain customary covenants against incurring additional indebtedness and granting additional liens and contain customary events of default. Upon the occurrence of an event of default under the notes, a holder may require the company to repay all or a portion of its notes in cash, at a price equal to 110% of the principal and accrued and unpaid interest.

The company also agreed to file a registration statement covering the resale of the shares of the company’s common stock issuable upon conversion of the June 8, 2015 notes and exercise of the warrants and to use commercially reasonable efforts to have the registration declared effective in a timely manner. The Company will be subject to certain monetary penalties, as defined in the agreement if the registration statement is not filed, does not become effective on a timely basis, or does not remain available for the resale, as such term is defined in the registration rights agreement.

On August 7, 2015, the company issued a senior secured promissory note in the aggregate principal amount of $320,000 to an accredited investor in a private transaction. The note was due and payable on December 31, 2015 and interest shall accrue on the note at the rate of 10.0% per annum. The note was not convertible into equity securities of the company and it contains terms and events of default customary for similar transactions. The note is secured by a first priority lien on certain of our assets, as described in a security agreement entered into between the company and the purchaser dated as of August 7, 2015. Subject to certain exceptions, the note contains customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default. In consideration of the loan, the company and the purchaser entered into a warrant amendment agreement pursuant to which the company agreed to amend certain of the terms of the existing 608,314 common stock purchase warrants currently held by the purchaser and an affiliate to reduce the exercise price of such warrants to $1.53 and to extend the expiration date of the warrants to December 13, 2019. The warrants amended were issued in various transactions from 2012 through 2013 at exercise prices ranging between $8.55 and $12.06. The fair value related to the warrant modifications was recorded as a debt discount and is being amortized over the term of the new agreement. The purchaser is an entity affiliated with J. David Luce. Following an extension of the maturity date of the senior secured note to January 15, 2016, on such date we entered into a note amendment with the investor pursuant to which we agreed to modify certain of the terms of the senior secured note to extend the maturity date to April 15, 2016 and to allow the investor to elect to further extend the note for an additional 90 days. In consideration for such agreements, the company agreed that the senior secured note would be further modified so that it would be convertible into shares of common stock of the company at an initial conversion price of $4.86 per share, which was equal to the most recent consolidated closing bid price of the company’s common stock immediately prior to the execution of the amendment agreement. Based on the conversion price, the principal amount of the note will be convertible into up to 65,844 shares of common stock. The conversion price is only subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The holder shall not have the right to convert the note to the extent that such conversion would result in the holder being the beneficial owner in excess of 4.99% of the company’s common stock. The other terms and conditions of the note were not amended.

On August 26, 2015, the company issued promissory notes in the aggregate principal amount of $400,000 to Lazarus Investment Partners LLLP, the beneficial owner of approximately 29.0% of the company’s common stock at the time, and an entity affiliated with J. David Luce in a private transaction. The notes are unsecured obligations of the company and are not convertible into equity securities of the company. The notes bear interest at 20% per annum, payable in arrears, and are due upon the earlier of (i) August 26, 2016, or (ii) within 30 days of the closing of the contemplated acquisition, merger or similar transaction with Peachstate Health Management, LLC (d/b/a AEON Clinical Laboratories) as described above, or a similar alternative acquisition, merger or similar transaction with an unaffiliated third party, or (iii) the closing of a sale of equity or debt securities of the company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. The holders have the right, at their option, to convert interest and principal due on the note into any alternative financing that may be undertaken by the company while the notes are outstanding.

In September 2015, the company issued promissory notes in the aggregate principal amount of $525,000 to accredited investors in a private transaction. The notes are unsecured and are not convertible into equity securities of the company. The notes bear interest at 20% per annum, payable in arrears, and are due upon the earlier of (i) September 18, 2016, or (ii) within 30 days of the closing of a sale of equity or debt securities of the company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. The company also issued the investors warrants to purchase an aggregate of 116,667 shares of common stock. The warrants are exercisable commencing twelve months following their issuance for a period of 54 months at an exercise price of $2.70 per share. These closings are part of an offering of up to $1 million of notes and 222,222 warrants.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Except for the June 8, 2015, December 11, 2015 and December 15, 2015 transactions, the company allocated the proceeds from the initial note transactions to the notes and the related warrants based on the relative fair values of such instruments using the fair value of the notes at a market rate of interest and the fair value of the warrants based on the Black-Scholes option pricing model and the applicable assumptions set forth in Note 3 of Notes to Condensed Consolidated Financial Statements. These allocations resulted in effective interest rates for the $100,000 note of approximately 39% per annum, for the $950,000 note of approximately 65% per annum, for the $500,000 note of approximately 71% per annum for the $800,000 senior secured note of approximately 36% per annum, for the $320,000 secured note of approximately 63%, for the $400,000 note of approximately 20% and for the $525,000 notes of approximately 54%, respectively. However, since the subjective nature of the inputs for the option pricing and other models used to calculate fair values can materially affect fair value estimates, in management’s opinion, such models may not provide a reliable single measure of the fair value of the warrants and the resulting effective interest rates. In connection with the note transactions the company recorded promissory notes of $4,078,000, debt discount of $913,000, a warrant liability of $2,690,000, non-cash loss on extinguishments discussed below of $3,534,000 and additional paid-in-capital of $3,068,000 related to the fair value of the warrants.

In October 2015, the company issued a promissory note in the aggregate principal amount of $450,000 to Peachstate Medical Holdings LLC, d/b/a AEON Clinical Laboratories in a private transaction. The note is unsecured and is not convertible into equity securities of the company. The note bears interest at 20% per annum, payable in arrears, and is due upon the earlier of (i) October 28, 2016, or (ii) within 30 days of the closing of a sale of equity or debt securities of the company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. The company also issued the investor warrants to purchase an aggregate of 111,111 shares of common stock. The warrants are exercisable commencing twelve months following their issuance for a period of 54 months at an exercise price of $2.70 per share.

As a result of the ratchet provision included in the June 8, 2015 transaction, the company recorded a warrant liability and a debt discount based on the fair value of the warrants issued in connection with the new senior secured note. As a result of similar provisions included in the December 11, 2015 transaction, the company recorded a warrant liability and a loss on extinguishment based on the difference between the reacquisition cost and the carrying amount of the old note. As discussed more fully in Note 13 of Notes to Condensed Consolidated Financial Statements, the company is required to revalue these warrants at the end of each reporting period. In connection with the modifications of the $100,000, $950,000 and $500,000 short-term notes discussed above, the company issued additional warrants and agreed to certain modifications that, for accounting purposes, resulted in the extinguishment of certain old notes and the creation of new notes. Accordingly, the company recorded non-cash losses on extinguishment of approximately $557,000 as other expense in the fourth quarter of fiscal 2015 ended June 30, 2015 and $2,977,000 in the second quarter of fiscal 2016 ended December 31, 2015. The modification of the $320,000 note on January 15, 2016 will be accounted as an extinguishment in the third quarter of fiscal 2016. The non-cash amortization of the debt discount of $244,000 and $371,000 and deferred financing costs of $49,000 and $92,000 is included in other expense for the three and six months ended December 31, 2015, respectively. There was no amortization for the three and six months ended December 31, 2014.

The following table sets forth the notes and unamortized debt discount (in thousands):

	December 31, 2015	June 30, 2015

Notes payable
Secured notes payable	$2,170	$900
Unsecured notes payable	1,908	1,450
Unamortized debt discount	(395)	(200)

Notes payable	$3,683	$2,150

8.	Preferred Stock

As of December 31, 2015, there are 28,000 shares of Series B preferred stock outstanding. The Series B preferred stock was originally issued in a private financing in October 1999 and the conversion and redemption features were amended in October 2002 to provide for the rights and obligations described in this note. The company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of approximately 28,000 shares of our common stock at a conversion rate of $25.20 per share. In the event the company elects to redeem these securities, the holder will be able to exercise its conversion right

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. At December 31, 2015, the company has accrued dividends in the amount of $35,000 which remain unpaid for the period ended December 31, 2015.

As of December 31, 2015, there are 625,000 shares of Series D convertible preferred stock outstanding. The Series D preferred stock was issued in June 2013 in connection with the cancelation of an aggregate principal amount of $6,500,000 of senior secured notes and can be converted by the holders into an aggregate of 639,622 shares of common stock at an initial conversion rate of $9.77139 per share. During the quarter ended December 31, 2015, 40,000 shares of Series D preferred stock were converted into 40,935 shares of common stock. The holders of such shares have the right to convert the preferred shares at any time commencing on the six month anniversary of the issue date; however, the shares received upon conversion may not be offered or sold except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The company has the right to repurchase the outstanding Series D preferred stock at a redemption price equal to $10.00 per share, plus accrued and unpaid dividends, beginning two years after issuance and to require holders to convert their Series D preferred stock beginning three years after issuance. Dividends on the Series D preferred stock accrue at a rate of 5% per annum and are payable semi-annually in cash or stock at the company’s option. At December 31, 2015, the company has accrued dividends in the amount of approximately $167,000 which remain unpaid for the period ended December 31, 2015.

9.	Shareholder’s Equity

The changes in shareholders’ equity for the six months ended December 31, 2015 are summarized as follows (in thousands):

			Additional		Total
	Preferred	Common	Paid-in	Accumulated	Shareholders’
	Stock	Stock	Capital	Deficit	Deficit
Balance, June 30, 2015	$69	$5	$205,946	$(206,485)	$(465)
Preferred stock dividends				(202)	(202)
Share-based compensation expense			210		210
Restricted shares and stock options issued for services			363		363
Exercise of stock options		—	3		3
Conversion of Series D preferred stock	(4)		4		—
Warrants issued for services			12		12
Warrants and conversion features releted to debt			2,166		2,166
Net loss				(8,228)	(8,228)

Balance, December 31, 2015	$65	$5	$208,704	$(214,915)	$(6,141)

During the six months ended December 31, 2015 there were 518 stock options and no warrants exercised.

10.	Commitments and Contingencies

During fiscal 2009, the company purchased certain inventory components under arrangements that required payment only after such components where actually used in production. Based on the company’s current production plans we have determined that these components will not be used and we offset the inventory balance for undelivered items against the related accounts payable balance during the quarter ended March 31, 2015. Additionally, we intend to return approximately $0.2 million of such items that are included in the inventory and accounts payable balances as of December 31, 2015. The vendor that provided these components is currently disputing this arrangement and is requesting payment for these items. In December 2015, the vendor served a summons and complaint against the Company seeking to recover an alleged amount due of approximately $2.1 million. The company believes the amount at issue is approximately $1.2 million and intends to vigorously contest this assertion. The caption of the litigation is Eurotech, Inc. vs. Authentidate Holding Corp. and the venue is Circuit Court of Howard County, State of Maryland, Case N. 13-C-15105926. Plaintiff has alleged breach of contract and equitable relief. Management does not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

We have entered into employment agreements with our chief executive officer, chief financial officer and interim chief strategy officer that specify the executive’s current compensation, benefits and perquisites, the executive’s entitlements upon termination of employment, and other employment rights and responsibilities. The employment period for our chief executive officer and interim chief strategy officer ended on January 27, 2016 in connection with the completion of the merger transaction discussed more fully in Note 4 of Notes to Condensed Consolidated Financial Statements. In connection with the termination of the company’s employment relationship with its former chief executive officer and president in February 2015, the company is presently reviewing its severance obligations to him and the vesting and other post-termination provisions of certain of the unexercised stock options and other unvested stock options and unvested restricted stock units held by him as of the effective date of his separation from the company.

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2015, we are not aware of any obligations under such indemnification agreements that would require material payments.

11.	Income Taxes

The company continues to recognize its tax benefits which are fully offset by a valuation allowance due to the uncertainty that the deferred tax assets will be realized. We will continue to evaluate the realizability of our net deferred tax assets and may record additional benefits in future earnings if we determine the realization of these assets is more likely than not.

12.	Other Expense

Other expense consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Amortization of debt discount	$(244)	$—	$(371)	$—
Amortization of deferred financing costs	(49)	—	(92)	—
Loss on entinguishment of notes	(2,977)		(2,977)
Interest expense	(64)	—	(144)	—
Change in fair value of warrant liability	(941)	—	(1,100)	—

Total other expense	$(4,275)	$—	$(4,684)	$—

The amortization of debt discount and deferred financing costs and the loss on extinguishment of notes for fiscal 2016 relates to the notes discussed in Note 7 of Notes to Condensed Consolidated Financial Statements.

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

The company measures fair value for financial assets and liabilities in accordance with the provisions of the accounting guidance regarding fair value measurements. The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices for identical assets or liabilities that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The company’s assets and liabilities subject to fair value measurements as of December 31, 2015 and June 30, 2015 are as follows (in thousands):

	Fair Value Measurements
	Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
December 31, 2015
Warrant liability	$2,690	$—	$—	$2,690

Total	$2,690	$—	$—	$2,690

June 30, 2015
Warrant liability	$214	$—	$—	$214

Total	$214	$—	$—	$214

The warrant liability represents the fair value of the warrants issued by the company in June 2015 and December 2015 that have reset features. The company is required to revalue the warrant liability at the end of each reporting period and record a non-cash gain or loss in the statement of operations for the change in the fair value of the warrant liability in the period in which the change occurs. The fair value of the warrant liability is estimated using an adjusted Black-Scholes model and the applicable level 1 and level 2 inputs disclosed in Note 3 of Notes to Condensed Consolidated Financial Statements and an unobservable level 3 input regarding the likelihood of a reset occurring. Since the company uses a level 3 input, the warrant liability in included in the level 3 category in the table above. Estimating fair value requires the input of highly subjective assumptions and because changes in such assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of the related assets or liabilities.

For the three and six months ended December 31, 2015, the company recorded non-cash losses of approximately $941,000 and $1,100,000 in other expense for the change in fair value of the warrant liability. The company also recorded a warrant liability of $1,376,000 in December 2015 in connection with the extinguishment of the related note. For the three and six months ended December 31, 2014, there were no gains or losses resulting from the fair value measurement of assets or liabilities.

14.	Accounting Standards Adopted in Fiscal 2016

The company has not adopted any FASB Accounting Standards Updates (ASU) during fiscal 2016.

15.	Common Stock Warrants

During the six months ended December 31, 2015, the company issued warrants to purchase shares of its common stock as follows. The company issued 11,111 warrants to a consultant for services with an exercise price of $1.71 per share. These warrants have a five year life and, are exercisable beginning six months after the grant date. Under this consulting arrangement, the company may grant up to an additional 88,888 warrants to this consultant based on the achievement of performance targets. Unless such performance targets are achieved, no additional warrants would be issued under this arrangement. The fair value of these warrants, as determined by the Black Scholes Model, was charged to operations on the grant date. Further, as discussed more fully in Notes 7 of Notes to Condensed Consolidated Financial Statements, the company issued warrants to purchase approximately 761,000 shares of the company’s common stock in connection with the issuance of short-term notes in September and October 2015 and the modification of certain short-term notes in December 2015.

Authentidate Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

A schedule of common stock warrant activity is as follows (in thousands, except per share and average life data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2015	3,741	$7.56
Issued	772	2.70
Expired	(200)	5.67

Outstanding, December 31, 2015	4,313	5.22	4.81	$11,437

Exercisable, December 31, 2015	3,496	$5.67	4.71	$8,629

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is that of Authentidate prior to the merger because the merger was consummated after the period covered by the financial statements included in this Quarterly Report on Form 10Q. Accordingly, the historical financial information included in this Quarterly Report on Form 10Q, unless otherwise indicated or as the context otherwise requires, is that of Authentidate and its subsidiaries prior to the merger.

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

We operate our business in the US with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. Our business is engaged in the development and sale of web-based services largely based on our Inscrybe® platform and related capabilities and our telehealth products and services. In recent years we have focused our efforts on developing and introducing solutions for use in the healthcare information technology industry. More recently we have also been focused on evaluating strategic transactions, including the transaction discussed below with Peachstate Health Management, LLC, which we completed on January 27, 2016.

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

Authentidate has experienced net losses and negative cash flow from operating activities while we have been focused on developing our products and services, refining our business strategies and repositioning our businesses for growth. Although we believe we are well positioned for such growth, we expect the current Authentidate business to continue to generate net losses and negative cash flow for the foreseeable future as we seek to expand our potential markets and generate increased revenues. During fiscal 2016 we have continued to focus primarily on marketing our telehealth products and services and our referral and order management solution while implementing various measures to decrease our operating costs. We intend to continue to take steps to refine our core product and service offerings, expand our addressable markets, manage operating costs and position the company for long-term growth. We believe the company is well positioned for growth as the healthcare markets it serves are growing rapidly and expected to continue to grow over the next several years according to third party analyst market assessments. Additionally, our products and services target the “12 month episode of care” market, which is the largest and fastest growing market segment for remote patient management services. Although we have taken steps to focus our business in these areas, our progress will continue to be impacted by the timing of customer contracts and implementations, our ability to fund our operating costs and the market acceptance of our products and services.

As previously reported, on March 6, 2015 we announced that the Department of Veterans Affairs (VA) informed the company that it did not intend to exercise the fourth and final option year under our contract for telehealth products and services and our contract expired on May 15, 2015. Our VA revenue included both recurring service revenues as well as hardware sales and we expect to report significantly reduced revenues from the current Authentidate business over the next several quarters as a result of the non-renewal of our VA contract. We have taken steps to reduce our operating costs and have implemented a number of changes to our business plan with the ultimate goal to increase revenues and positive cash flow from operations. These changes include cost reductions from reducing our workforce and use of consultants that we made in the third quarter of fiscal 2015 and additional workforce reductions through August 31, 2015. These reductions are expected to reduce operating expenses by approximately $4,151,000 on an annualized basis. We have also taken actions to realign our data center operations for an expected annualized cost reduction of $203,000 and have relocated our corporate offices, which is expected to result in annualized savings of $372,000.

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

Revenues generated from the current Authentidate business consist principally of transaction fees for web-based hosted software services and revenues from hardware sales and rentals, monthly monitoring services and maintenance fees from our telehealth business. Growth in the Authentidate business is affected by a number of factors, including general economic and business conditions, and is characterized by long sales cycles. The timing of customer contracts, implementations and ramp-up to full utilization can have a significant impact on results and we believe our results over a longer period of time provide better visibility into our performance. We intend to continue our efforts to market our web-based services and related products in our target markets. We also intend to focus on identifying additional applications and markets where our technology can address customer needs.

Recent Developments

At Authentidate’s special meeting of stockholders held on January 20, 2016, the stockholders approved an amendment to the company’s Amended Certificate of Incorporation to implement a reverse stock split, with the ratio to be determined by the board of directors of the company, within a range of not less than 1-for-2 or greater than 1-for-10. Subsequently on January 20, 2106, the board of directors of the company determined to fix the ratio for the reverse stock split at 1-for-9. Thereafter, on January 21, 2016, the company filed a Certificate of Amendment to its Certificate of Incorporation of the company, as amended, to implement a one-for-nine reverse split of its common stock which became effective as of 5:00 p.m. (Eastern Time) on January 22, 2016, and the company’s common stock began trading on a post-split basis on January 25, 2016. As a result of the reverse split, every nine shares of issued and outstanding common stock have been combined into one share of issued and outstanding common stock. In addition, the reverse split effected a proportionate adjustment to the per share exercise price and the number of shares issuable upon the exercise or settlement of all outstanding options and warrants to purchase or acquire, as applicable, shares of the company’s common stock, and the number of shares reserved for issuance pursuant to the company’s existing equity incentive compensation plans were reduced proportionately. The reverse split also effected a proportionate adjustment to the conversion price and number of shares of common stock issuable upon the conversion of all outstanding shares of convertible preferred stock and upon the conversion of all outstanding convertible debt instruments.

Further, as described in greater detail below, at the special meeting of stockholders held on January 20, 2016, our stockholders approved an amendment to the company’s Amended Certificate of Incorporation to restrict certain transfers of our common stock (the “Protective Amendment”). The Protective Amendment is designed to prevent certain transfers of common stock that could result in an ownership change under Section 382 of the Internal Revenue Code and, therefore, materially inhibit the company’s ability to utilize its net operating losses under federal tax laws. The company filed the Certificate of Amendment to its Certificate of Incorporation for the Protective Amendment with the Secretary of State of Delaware on January 21, 2016.

As discussed more fully in Note 4 of Notes to Condensed Consolidated Financial Statements, on January 27, 2016, the company completed its business combination with Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories, whereby AEON became a wholly-owned subsidiary of the company. Under the provisions of ASC 805-40 Business Combinations – Reverse Acquisitions, the transaction will be accounted for as a reverse acquisition with AEON becoming the acquirer for accounting purposes and AHC becoming the accounting acquiree.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the six months ended December 31, 2015. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under Critical Accounting Policies in our Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in item 7, as well as in our consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Results of Operations

Three and six months ended December 31, 2015 compared to three and six months ended December 31, 2014

Revenues were $399,000 for the quarter ended December 31, 2015 compared to $1,347,000 for the prior year period. These results reflect a decrease in revenues from both our telehealth products and services and hosted software services due to lower equipment sales and service revenues and transaction volumes, respectively. Revenues for the six months ended December 31, 2015 were $797,000 compared to $2,399,000 for the prior year period reflecting the same trends as the quarter.

Cost of revenues decreased to $208,000 for the quarter ended December 31, 2015 compared to $751,000 for the same period in the prior year, due primarily to lower costs related to telehealth revenues and lower personnel costs for our hosted software services. Cost of revenues for the six months ended December 31, 2015 were $415,000 compared to $1,344,000 for the prior year period reflecting the same trends as the quarter.

Selling general and administrative (SG&A) expenses decreased to $1,799,000 for the quarter ended December 31, 2015 compared to $2,105,000 for the prior year period. This decrease is due primarily to lower personnel and consulting expenses offset in part by inventory adjustment expenses and incremental legal and merger related expenses and does not give full effect to the impact of our recent cost-cutting measures for data center and facility expenses. SG&A expenses for the six months ended December 31, 2015 decreased to $3,300,000 compared to $4,116,000 for the prior year period reflecting the same trends as the quarter.

Product development expenses were $97,000 for the quarter ended December 31, 2015 compared to $369,000 for the prior year period reflecting lower personnel and contractor expenses. For the six months ended December 31, 2015 product development expenses were $259,000 compared to $739,000 for the prior year period reflecting the same trends as the quarter.

Depreciation and amortization expense was $185,000 for the quarter ended December 31, 2015 compared to $210,000 for the prior year period. This change reflects lower expenditures for property and equipment during the current period. For the six months ended December 31, 2015 depreciation and amortization expenses were $367,000 compared to $399,000 for the prior year period reflecting the same trends as the quarter.

Other expense was $4,275,000 for the quarter ended December 31, 2015 compared to zero for the prior year period. For the six months ended December 31, 2015 other expense was $4,684,000 compared to zero for the prior year period. Other expense for the current periods reflects the non-cash amounts recorded for the loss on extinguishment in connection with the extension of certain short-term notes, the amortization of debt discount and deferred financing costs on notes payable and the loss on the change in the fair value of the warrant liability. Other expense also includes interest expense on notes payable.

Net loss for the quarter ended December 31, 2015 was $6,165,000, or $1.32 per share, compared to $2,088,000, or $0.47 per share, for the prior year period. For the six months ended December 31, 2015 net loss was $8,228,000, or $1.79 per share, compared to $4,199,000, or $0.98 per share, for the prior year period. The increase in net loss for the current periods is due to the increase in non-cash expenses discussed above which offset lower operating losses for the quarter.

Liquidity and Capital Resources

Overview

Our current operations and product development activities have required substantial capital investment to date and we have been largely dependent on our ability to sell additional shares of our common stock or other equity and debt securities to obtain financing to fund our operating deficits, product development activities, business acquisitions, capital expenditures and telehealth activities. Since June 2015, we have completed debt financing transactions resulting in total proceeds of approximately $1.7 million and have extended the maturity dates on approximately $1.8 million of our short-term debt obligations. The material terms of these debt transactions are summarized in Note 7 of Notes to Condensed Consolidated Financial Statements. We are using the proceeds from these transactions for working capital and general corporate purposes, including supporting the rollout of our telehealth products and services. As discussed in more detail below, our recurring operating losses and capital needs, among other factors, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As discussed more fully above and in Note 4 of Notes to Condensed Consolidated Financial Statements, on January 27, 2016, the company completed its business combination with Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories, whereby AEON became a wholly-owned subsidiary of the company. We believe that the business combination with AEON creates a company focused on delivering innovative healthcare solutions that achieve technology best practices in medicine and raise the standard of healthcare.

Cash Flows

The Authentidate business has incurred significant losses from operations and our product development activities have required substantial capital investment to date. Under our current operating plan to grow our business, our ability to improve operating cash flow has been highly dependent on the market acceptance of our offerings. As discussed more fully in the Overview section above, the VA, our largest customer, did not renew our contract beyond May 15, 2015 and we expect to report significantly reduced revenues from the current Authentidate business over the next several quarters. Also as discussed in the Overview section, we have taken steps to reduce our operating costs and better align our resources with our growth opportunities, we completed debt financing transactions resulting in total proceeds of approximately $1.7 million and have extended the maturity dates on approximately $1.8 million of our short-term debt obligations, and we recently completed the acquisition of AEON Clinical Laboratories. Based on our business plan, and the completion of the business combination described above, we expect our existing resources and revenues generated from consolidated operations to satisfy our working capital requirements for at least the next twelve months. If necessary, management of the company believes that it can raise additional equity or debt financing to satisfy its working capital requirements. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing or preferred stock, if available, may involve covenants that restrict our business activities and options and such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities or may require the granting of liens on our assets or preferences on revenue sources. We may also enter into financing transactions which involve the granting of liens on our assets or which grant preferences of payment from our revenue streams, all of which could adversely impact our ability to rely on our revenue from operations to support our ongoing operating costs. Currently, the company does not have any definitive agreements with any third parties for such transactions and there can be no assurances that the company will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company.

At December 31, 2015, cash and cash equivalents amounted to approximately $119,000 and total assets at that date were $3,414,000. Since June 30, 2015 cash and cash equivalents decreased approximately $128,000 reflecting the issuance of company securities offset in part by cash used principally to fund operating losses, product development activities, changes in working capital, and capital expenditures during the six months ended December 31, 2015. Our current estimated monthly operational requirements after giving effect to our cost cutting measures, but not to any special or one-time events, is approximately $350,000. Cash used for the period includes investments in licenses and other assets, the prepayment of certain insurance premiums and the payment of certain merger related expenses. We expect to continue to use cash to fund operating losses, changes in working capital, product development activities, and capital expenditures for the foreseeable future.

Net cash used in operating activities for the six months ended December 31, 2015 was approximately $1,913,000 compared to $2,483,000 for the prior year period reflecting a decrease in cash used for operations during the current period. Net cash provided by investing activities was $87,000 for the six months ended December 31, 2015 compared to cash used of $294,000 for the prior year period. This change reflects a decrease in asset and related purchases and a decrease in restricted cash for the current period. Net cash provided by financing activities for the six months ended December 31, 2015 was approximately $1,698,000 compared to $2,106,000 for the prior year period. The amount for the current period reflects the proceeds from short-term note transactions discussed above. The amount for the prior year reflects the proceeds from the August 2014 registered direct offering less the payment of certain preferred stock dividends.

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

Financing Activities

Except as discussed in Note 7 of Notes to Condensed Consolidated Financial Statements, we have not engaged in any external financing activities in fiscal 2016 and 2015.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

In January 2016, we announced that we had completed the acquisition of Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories, an expanding clinical laboratory based in Gainesville, GA. As described in greater detail in Note 4 of Notes to Condensed Consolidated Financial Statements, the merger agreement provides that if certain financial results are achieved during the next four years, the AEON members would be issued shares of the company’s common stock totaling up to 90% of the common stock on a fully-diluted basis, as defined, as of the closing date.

Presently, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remain outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock is vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of approximately 28,000 shares of our common stock at a conversion rate of $25.20. In the event we elect to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. As of December 31, 2015, no shares of the Series B preferred stock have been redeemed.

In connection with our private placement of Series D preferred stock in June 2013, we issued 665,000 shares of Series D 5% convertible preferred stock of which 625,000 shares are outstanding at December 31, 2015. During the quarter ended December 31, 2015, 40,000 shares of Series D preferred stock were converted into 40,935 shares of common stock. The outstanding Series D preferred stock is convertible into 639,622 shares of our common stock at an initial conversion rate of $9.77139 per share. Each share of Series D preferred stock has a stated value of $10.00 per share. The company has the right to repurchase these shares at the stated value per share, plus accrued and unpaid dividends, starting in June 2015 and to require the holders to convert such securities into common stock starting in June 2016. Each holder of our Series D preferred stock has the right to convert such shares into common stock at any time commencing on the six month anniversary date of the issue date. The Series D preferred stock will pay dividends at the rate of 5% per annum, payable in cash or shares of common stock, at the company’s option subject, however, to limitations required by the Nasdaq stock market.

Commitments

Office Lease Commitments

We entered into the lease agreement for our executive offices on July 11, 2005. The lease was for a term of ten years and four months, with a commencement date of October 1, 2005 and covers approximately 19,700 total rentable square feet. The annual rent in the first year was $324,000 increasing to $512,000 in year 2 and increasing at regular intervals until year 10 when the annual rent would be approximately $561,000. Effective February 1, 2010, we amended our lease to reduce the annual rent to approximately $512,000 for the remaining lease term and extended the lease term for one year through January 2017. As part of the lease agreement, we posted a letter of credit securing our lease payments which was reduced to approximately $256,000. On September 23, 2015, we amended our lease to relocate our executive offices to approximately 5,200 total rentable square feet in the same building and completed our relocation on November 1, 2015. The amended lease has a term of six years following the occupancy date and annual rentals ranging from approximately $135,000 in the first year to $148,000 in the final year. The lease also provides us with a one-time option to renew the lease for a term of five years at the then-current market rate and, provided we pay an early termination fee, allows us an early termination option on each of the 18-month, 27-month and 36-month anniversary dates of the effective date of the amendment. As part of the lease agreement, we reduced our letter of credit securing our lease payments to approximately $135,000.

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of December 31, 2015 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Leases
Operating	$826	$135	$422	$269	$—
Capital	36	16	20	—	—

Total lease obligations	$862	$151	$442	$269	$—

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

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2015, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU is intended to simplify the presentation of debt issuance costs and conform to the guidance in International Financial Reporting Standards, which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements,” which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments in this ASU are effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15,

2015. In August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.” This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements to this topic. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

In May 2015, the FASB issued ASU 2015-08, “Business Combinations - Pushdown Accounting - Amendment to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” This ASU was issued to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. This update is not expected to have a significant impact on our consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. ASU 2015-17 is effective for public business entities for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted at the beginning of an annual or interim period. We are currently evaluating the impact of this standard on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such these investments may be measured at cost. ASU 2016-01 is effective for public business entities for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted at the beginning of an annual reporting period. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

At December 31, 2015, our unrestricted cash totaled approximately $119,000 and was in non-interest bearing checking accounts used to pay operating expenses.

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

Changes in Internal Control over Financial Reporting

As discussed above, we completed the business combination on January 27, 2016 and we are currently in the process of evaluating and integrating internal controls over financial reporting of the parties to the transaction. During the quarter ended December 31, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in management’s evaluation during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings

During fiscal 2009, the company purchased certain inventory components under arrangements that required payment only after such components where actually used in production. The company determined that these components will not be used and it offset the inventory balance for undelivered items against the related accounts payable balance during the quarter ended March 31, 2015. Additionally, it intends to return approximately $0.2 million of such items that are included in the inventory and accounts payable balances as of December 31, 2015. The vendor that provided these components is currently disputing this arrangement and is requesting payment for these items. In December 2015, the vendor served a summons and complaint against the company seeking to recover an alleged amount due of approximately $2.1 million. The company believes the amount at issue is approximately $1.2 million and intends to vigorously contest this assertion. The caption of the litigation is Eurotech, Inc. vs. Authentidate Holding Corp. and the venue is Circuit Court of Howard County, State of Maryland, Case N. 13-C-15105926. Plaintiff has alleged breach of contract and equitable relief.

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

Risks Related to our Merger with AEON Clinical Laboratories

On January 27, 2016, we completed a business combination with Peachstate Health Management LLC, d/b/a AEON Clinical Laboratories (“AEON”) pursuant to which AEON merged with a newly-formed subsidiary of our company in an all-stock transaction. Details of the merger, and related transactions, including associated risks, are set forth in this Quarterly Report on Form 10-Q, the Form 8-K filed by us on February 1, 2016 and other materials to be filed with the SEC. The following are certain risks related the merger.

Risks Related to the Merger

The integration of Authentidate and AEON following the merger will require significant resources and may not be successful. The failure to integrate successfully the businesses of Authentidate and AEON in the expected timeframe could adversely affect the combined company’s future results following the completion of the merger.

There is no history of Authentidate and AEON as a combined company. Additionally, various decisions regarding management restructuring, operational staffing and reporting systems following the merger have not yet been finalized. As a result, there can be no guarantee that Authentidate and AEON will operate together successfully as a combined company. Integration of the companies and their operations will require considerable management time, which could result in the diversion of management resources from other important matters. The success of the merger will depend, in large part, on the ability of the combined company following the completion of the merger to realize the anticipated benefits from combining the businesses of Authentidate and AEON. The continued operation of the two companies will be complex and the integration of Authentidate and AEON will be a time consuming and expensive process and may disrupt their operations if it is not completed in a timely and efficient manner. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company’s failure to achieve some or all of the anticipated benefits of the merger. In addition, we may not achieve anticipated synergies or other benefits of the merger. Following the transaction we must operate as a combined organization with AEON utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We may encounter the following difficulties, costs and delays involved in integrating these operations:

•	using the combined company’s cash and other assets efficiently to develop the business of the combined company;

•	appropriately managing the liabilities of the combined company;

•	potential unknown or currently unquantifiable liabilities associated with the merger and the operations of the combined company;

•	potential unknown and unforeseen expenses, delays or regulatory conditions associated with the merger;

•	failure to successfully manage relationships with customers and other important relationships;

•	difficulties in successfully integrating the management teams and employees of the two entities;

•	challenges encountered in managing larger operations;

•	the loss of key employees;

•	diversion of the attention of management from other ongoing business concerns;

•	potential incompatibility of technologies and systems;

•	potential impairment charges incurred to write down the carrying amount of intangible assets generated as a result of the merger; and

•	potential incompatibility of business cultures.

If the combined company’s operations after the merger do not meet the expectations of existing customers of either Authentidate or AEON, then these customers may cease doing business with the combined company altogether, which would harm our results of operations and financial condition. If the management team is not able to develop strategies and implement a business plan that successfully addresses these difficulties, we may not realize the anticipated benefits of the merger.

The merger will result in changes to our board of directors that may affect the combined company’s operations.

The composition of our board will change in accordance with the Merger Agreement. Following the completion of the merger, our board will consist of nine members and will be comprised of two representatives of the current AEON members, with AEON’s current chairman to serve as the chairman of our board following the merger. This new composition of the board may affect the business strategy and operating decisions of the combined company upon completion of the merger.

Authentidate and AEON have incurred substantial expenses in connection with the merger.

Authentidate and AEON have each incurred and will incur additional substantial expenses in connection with the transactions contemplated by the Merger Agreement. These costs include fees for financial advisors, attorneys and accountants, filing fees and financial printing costs. The amount of transaction costs will, in effect, reduce the cash reserves available for the combined enterprise to pursue its plan of business. If the total costs of the transaction exceed estimates, or the benefits of the transaction do not exceed its total costs, our financial results could be adversely affected.

Our success will depend in part on relationships with third parties, which relationships may be affected by third-party preferences or public attitudes about the merger. Any adverse changes in these relationships could adversely affect our business, financial condition or results of operations.

Our success will be dependent on our ability to maintain and renew the business relationships of both Authentidate and AEON and to establish new business relationships. There can be no assurance that our management will be able to maintain such business relationships, or enter into or maintain new business contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important business relationships could have a material adverse effect on our business, financial condition or results of operations.

Authentidate’s stockholders will be substantially diluted as a result of the transaction and following completion of the transaction, the AEON members could own at least 85% our of common stock.

The merger contemplates that the members of AEON will have a controlling interest of our outstanding common stock if all of the earn-out targets are achieved. Pursuant to the Merger Agreement, at the closing the AEON members were issued such number of shares of common stock as is equal to 19.9% of the outstanding shares of our common stock as of the close of business on the business day immediately prior to the closing, and an additional 5% of the outstanding shares of the company’s common stock upon approval of the merger transaction by our stockholders. Further, the Merger Agreement provides that additional shares of common stock will be issued to AEON members in 2016 and 2020 if AEON achieves certain financial results. First, in the event AEON achieves at least $16,000,000 in EBITDA for the calendar year ending December 31, 2015, then on September 1, 2016, the company will issue to the former AEON members shares of common stock representing an additional 24% of the issued and outstanding shares of common stock (rounded to the nearest whole share) as of close of business on the business day immediately prior to the closing date. If AEON achieves at least $65,900,000 in EBITDA, in the aggregate, for the three (3) calendar years ending December 31, 2016, 2017 and 2018, then, on October 1, 2019, subject to the completion of the audited financial statements of AEON for the calendar year ending December 31, 2018, the company will issue to the former AEON members shares of the common stock representing an additional 36.1% of the issued and outstanding shares of the company’s common stock (rounded to the nearest whole share) as of the close of business on the business day immediately prior to the closing date; provided, however, the company will issue to the former AEON members such number of additional shares of common stock so that the total number of shares of the company’s common stock held by the former AEON members shall equal 85% of the issued and outstanding the company’s common stock on a post issuance basis (rounded to the nearest whole share) on a Fully Diluted Basis. Additionally, the former AEON members would be entitled to receive such number of additional shares of common stock as will equal an additional 5% of the issued and outstanding shares of the company’s common stock on a post issuance basis (rounded to the nearest whole share), on a Fully Diluted Basis (resulting in the AEON members potentially owning 90% of the issued and outstanding shares of common stock on a post issuance basis and Fully Diluted Basis if all the additional tranches are earned). The former AEON members will also granted the right to nominate and elect one director for each 10% of the outstanding shares of the company’s common stock issued to them under the Merger Agreement.

If our stockholders do not approve the issuance of the Earn-out Consideration described in the Merger Agreement, the merger may be rescinded and our business could suffer materially and our stock price could decline.

Under the Merger Agreement, we are obligated to seek the approval of our stockholders of the issuance of the additional shares of common stock that may be issued to the former AEON members following the closing. The Merger Agreement contemplates that no later than May 31, 2016, we will seek stockholder approval for the issuance of any shares of the company’s common stock in excess of 19.9% of the issued and outstanding shares of common stock as of the date of the initial closing. Pursuant to the Merger Agreement, in the event that the company is unable, for any reason, to receive approval by its stockholders of the issuance of the additional shares of its common stock which may be issued to the former AEON members in excess of the initial 19.9% tranche under the Merger Agreement by May 31, 2016, then AHC or AEON shall have the rights to rescind the merger and all related transactions. In such circumstances, our board of directors may elect to, among other things, divest all or a portion of our business, or take the steps necessary to liquidate all of our business and assets, and in either such case, the consideration that we receive may be less attractive than the consideration to be received by us pursuant to the merger agreement. Further, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) obligations under our outstanding indebtedness; (ii) obligations under our employment and separation agreements with certain members of its management that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company, (iii) other various claims and legal actions arising in the ordinary course of business and (iv) non-cancelable lease obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock may lose their entire investment in the event of a bankruptcy, liquidation, dissolution or winding up of our company.

Risks Related to Authentidate’s Financial Condition

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability in the near term as we seek to generate new business revenues to offset the loss of our largest customer.

We incurred net losses of approximately $9,700,000, $7,143,000 and $11,349,000 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively and had an accumulated deficit of approximately $206,485,000 at June 30, 2015. We also had a net loss of $8,228,000 for the six months ended December31, 2015 and had an accumulated deficit of approximately $214,915,000 at December 31, 2015. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Further, our ability to generate the level of revenues we require to achieve profitability was adversely impacted by the decision of the Department of Veterans Affairs not to exercise the remaining renewal period of our contract. The loss of this customer has increased and accelerated our need to diversify our business by adding new customers. Our prospects should be considered in light of the difficulties frequently encountered in connection with the establishment of a new business line, which characterizes our business, such as the difficulty in creating a viable market, the significant related development and marketing costs and the overall competitive environment in which we operate. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Our business results are likely to remain uncertain as we are unable to reliably predict revenues from our current customers. Revenue levels achieved from our customers, the mix of products and solutions that we offer, our ability to introduce new products as planned and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we may not be profitable in any future period. Unless we can generate additional revenues from sales or rentals of products and services to existing customers or obtain new customers, we will continue to generate substantial operating losses and may need to curtail our business and incur additional restructuring or exit costs, which may be material. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our capital requirements have been significant and until our revenues can sufficiently support our operating costs, we expect to raise additional capital to finance our operations and repay outstanding debt obligations.

Our capital requirements have been and will continue to be significant. We have been substantially dependent upon private placements and registered offerings of our securities and on short-term and long-term debt transactions to fund such requirements. We are expending significant amounts of capital to develop, promote and market our software, services and products. Due to these expenditures, we have incurred significant losses to date. We used approximately $4,951,000, $4,726,000 and $5,214,000 in cash for operating activities for the fiscal years ended June 30, 2015, 2014 and 2013, respectively and $1,913,000 for the six months ended December 31, 2015. Our available cash and cash equivalents as of December 31, 2015 totaled approximately $119,000. Our current estimated monthly operational requirements after giving effect to our cost cutting measures, but not to any special or one-time events is approximately $350,000. Since June 2015, we have completed a number of debt financing transactions resulting in total proceeds of approximately $1.7 million, and have extended the maturity dates on approximately $1.8 million of our short-term debt obligations. We also completed the acquisition of AEON Clinical Laboratories in January 2016. In light of these events, we expect our existing resources and revenues generated from consolidated operations to satisfy our working capital requirements for at least the next twelve months; however, no assurances can be given, that we will be able to attain sales levels and support our costs through revenues derived from operations or generate sufficient cash flow to satisfy our other obligations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing or preferred stock, if available, may involve covenants that restrict our business activities and options and such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. We may also enter into financing transactions which involve the granting of liens on our assets or which grant preferences of payment from our revenue streams, all of which could adversely impact our ability to rely on our revenue from operations to support our ongoing operating costs. Alternatively, we may seek to obtain new financing from existing security holders, which may include reducing the exercise or conversion prices of outstanding securities, or the issuance of additional equity securities. Currently, the company does not have any definitive agreements with any third-parties for such transactions and there can be no assurance that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

•	the costs of integrating our operations with those of AEON;

•	our need to utilize cash to support research and development activities and to make incremental investments in our organization;

•	our ability to achieve targeted revenue, gross profit margins and cost management objectives;

•	our ability to reach break-even or profitability;

•	the success of our sales and marketing efforts;

•	our need to repay indebtedness;

•	the extent and terms of any development, marketing or other arrangements; and

•	changes in economic, regulatory or competitive conditions, including the continuing economic weakness and federal budgetary uncertainty.

Risks Related to the Business of AEON Clinical Laboratories

The clinical testing business is highly competitive, and if AEON fails to provide an appropriately priced level of service or otherwise fail to compete effectively it could have a material adverse effect on its revenues and profitability.

The clinical testing business remains a fragmented and highly competitive industry. AEON competes with various types of clinical testing providers: other commercial clinical laboratories, hospital-affiliated laboratories and physician-office laboratories as well as anatomic pathology practices and large physician group practices. Hospitals may seek to leverage their relationships with community physicians and encourage the physicians to send their outreach testing to the hospital’s laboratory. In addition, hospitals that own physician practices may require the practices to refer testing to the hospital’s laboratory. In recent years, there has been a trend of hospitals acquiring physician practices, and as a result, an increased percentage of physician practices are owned by hospitals. As a result of this affiliation between hospitals and community physicians, we compete against hospital-affiliated laboratories primarily based on quality and scope of service as well as pricing. Increased hospital acquisitions of physician practices enhance physician ties to hospital-affiliated laboratories and may strengthen their competitive position.

The diagnostic information services industry also is faced with changing technology and new product introductions. Competitors may compete using advanced technology, including technology that enables more convenient or cost-effective testing. Competitors also may offer testing to be performed outside of a commercial clinical laboratory, such as (1) point-of-care testing that can be performed by physicians in their offices; (2) complex testing that can be performed by hospitals in their own laboratories; and (3) home testing that can be carried out without requiring the services of outside providers.

AEON’s operations may be adversely impacted by the effect of trends in the U.S. healthcare system, including healthcare utilization and increased patient financial responsibility for services.

AEON’s operations may be adversely impacted by the effects of trends in the utilization of the healthcare system in the United States. Trends in the utilization of the U.S. healthcare system can be influenced by such factors as unemployment, under-employed workers, decisions to delay medical care and increased patient financial responsibility for medical care. Declining utilization of the U.S. healthcare system may result in a decline in the number of patients who seek clinical testing services. In the current environment, patients are encouraged to take increased interest in and responsibility for, and often are bearing increased financial responsibility for, their healthcare. AEON’s operations also may be adversely impacted by the recent trend to increased patient responsibility for payment for healthcare services, including diagnostic information services.

Government payers, such as Medicare and Medicaid, have taken steps to control the utilization and reimbursement of healthcare services, including clinical testing services.

AEON faces efforts by government payers to reduce utilization of and reimbursement for diagnostic information services. AEON expects efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services will continue. From time to time, Congress has legislated reductions in, or frozen updates to, the Medicare Clinical Laboratory Fee Schedule. In addition, CMS has adopted policies limiting or excluding coverage for clinical tests that we perform. AEON also provides physician services which are reimbursed by Medicare under a physician fee schedule, which is subject to adjustment on an annual basis. In recent years, reductions in the Medicare Physician Fee Schedule for anatomic pathology services adversely impacted our business relative to the business of some of our competitors whose anatomic pathology business was not as sizable as ours. Medicaid reimbursement varies by state and is subject to administrative and billing requirements and budget pressures. The 2010 federal healthcare reform legislation includes further provisions that are designed to control utilization and payment levels.

In addition, over the last several years, the federal government has continued to expand its contracts with private health insurance plans for Medicare beneficiaries, called “Medicare Advantage” programs, and has encouraged such beneficiaries to switch from the traditional programs to the private programs. There has been continued growth of health insurance plans offering Medicare Advantage programs, and of beneficiary enrollment in these programs. Also in recent years, states have mandated that Medicaid beneficiaries enroll in private managed care arrangements. Recently, state budget pressures have encouraged states to consider several courses of action that may impact our business, such as delaying payments, reducing reimbursement, restricting coverage eligibility, service coverage restrictions and imposing taxes on our services.

From time to time, the federal government has considered whether competitive bidding can be used to provide clinical testing services for Medicare beneficiaries at attractive rates while maintaining quality and access to care. Congress periodically considers cost-saving initiatives as part of its deficit reduction discussions. These initiatives have included coinsurance for clinical laboratory services, co-payments for clinical laboratory testing and further laboratory fee schedule reductions.

Third parties, including health plans, have taken steps to control the utilization and reimbursement of health services, including clinical testing services.

AEON faces efforts by non-governmental third-party payers, including health plans, to reduce utilization of and reimbursement for clinical testing services. For example, in light of health care reform, there is increased market activity regarding alternative payment models, including bundled payment models. AEON expects continuing efforts by third-party payers, including in their rules, practices and policies, to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services. ACOs and IDNs also may undertake efforts to reduce utilization of, or reimbursement for, diagnostic information services.

The healthcare industry has experienced a trend of consolidation among health insurance plans, resulting in fewer but larger insurance plans with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical testing providers. These health plans, and independent physician associations, may demand that clinical testing providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capitated payment arrangements. In addition, some health plans have been willing to limit the PPO or POS laboratory network to only a single national laboratory to obtain improved fee-for-service pricing; AEON may cease to be a contracted provider to a health plan. Some health plans also are reviewing test coding, evaluating coverage decisions and considering steps such as requiring preauthorization of testing. There are also an increasing number of patients enrolling in consumer driven products and high deductible plans that involve greater patient cost-sharing.

The increased consolidation among health plans also has increased pricing transparency and bargaining power and the potential adverse impact of ceasing to be a contracted provider with any such insurer. The 2010 federal healthcare reform legislation includes provisions, including ones regarding the creation of healthcare exchanges, that may encourage health insurance plans to increase exclusive contracting.

AEON is subject to numerous legal and regulatory requirements governing our activities, and it may face substantial fines and penalties, and its business activities may be impacted, if it does not comply.

AEON’s business is subject to or impacted by extensive and frequently changing laws and regulations in the United States (including at both the federal and state levels) and the other jurisdictions in which we engage in business. While AEON seeks to conduct business in compliance with all applicable laws, many of the laws and regulations applicable to it are vague or indefinite and have not been interpreted by the courts, including many of those relating to:

•	billing and reimbursement of clinical testing;

•	certification or licensure of clinical laboratories;

•	the anti-self-referral and anti-kickback laws and regulations;

•	the laws and regulations administered by the FDA;

•	operational, personnel and quality requirements intended to ensure that clinical testing services are accurate, reliable and timely;

•	safety and health of laboratory employees; and

•	handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials.

These laws and regulations may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require AEON to make changes in its operations, including its pricing and/or billing practices. AEON may not be able to maintain, renew or secure required permits, licenses or any other regulatory approvals needed to operate its business or commercialize its services. If AEON fails to comply with applicable laws and regulations, or if it fails to maintain, renew or obtain necessary permits, licenses and approvals, it could suffer civil and criminal penalties, fines, exclusion from participation in governmental healthcare programs and the loss of various licenses, certificates and authorizations necessary to operate our business, as well as incur additional liabilities from third-party claims. If any of the foregoing were to occur, its reputation could be damaged and important business relationships with third parties could be adversely affected.

AEON’s business could be adversely impacted by the FDA’s approach to regulation.

The FDA has regulatory responsibility over, among other areas, instruments, test kits, reagents and other devices used by clinical laboratories to perform diagnostic testing in the United States. The FDA has announced guidance initiatives that may impact the clinical laboratory testing business. These initiatives could have a significant impact on AEON’s business, including the application of medical device excise taxes to its business. The approach may hinder its ability to develop and market new services, cause an increase in the cost of its services, delay its ability to introduce new tests or hinder its ability to perform testing.

Failure to accurately bill for its services could have a material adverse effect on AEON’s business.

Billing for diagnostic information services is complex and subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payers, such as patients, insurance companies, Medicare, Medicaid, physicians, hospitals and employer groups. Failure to comply with applicable laws relating to billing government healthcare programs could lead to various penalties, including: (1) exclusion from participation in Medicare/Medicaid programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate AEON’s business.

The development of new, more cost-effective solutions that can be performed by AEON’s customers or by patients, and the continued internalization of testing by hospitals or physicians, could negatively impact its testing volume and revenues.

The diagnostic information services industry is faced with changing technology and new product introductions, including technology that enables more convenient or cost-effective testing. Competitors also may offer testing to be performed outside of a commercial clinical laboratory, such as (1) point-of-care testing that can be performed by physicians in their offices; (2) complex testing that can be performed by hospitals in their own laboratories; and (3) home testing that can be carried out without requiring the services of outside providers. Advances in technology also may lead to the need for less frequent testing. Further, diagnostic tests approved or cleared by the FDA for home use are automatically deemed to be “waived” tests under CLIA and may be performed by patients in their homes; test kit manufacturers could seek to increase sales to patients of such test kits.

Failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of AEON’s diagnostic information services could adversely affect the results of its operations and adversely impact its reputation.

The provision of diagnostic information services involves certain inherent risks. The services that we provide are intended to provide information for healthcare providers in providing patient care. Therefore, users of our services may have a greater sensitivity to errors than the users of services or products that are intended for other purposes. Negligence in performing services can lead to injury or other adverse events. AEON may be sued under physician liability or other liability law for acts or omissions by its pathologists, laboratory personnel and employees. AEON is subject to the attendant risk of substantial damages awards and risk to its reputation.

AEON’s operations and reputation may be impaired if it does not comply with privacy laws or information security policies.

In AEON’s business, it generates or maintains sensitive information, such as patient data and other personal information. If it does not adequately safeguard that information and it were to become available to persons or entities that should not have access to it, AEON’s business could be impaired, its reputation could suffer and it could be subject to fines, penalties and litigation.

AEON’s clinical testing business is subject to numerous risks which could impact its financial results.

The business of companies operating in the clinical testing business, such as AEON, are subject to numerous risks and uncertainties that could cause its plans and expectations, including actual results, to differ materially from the company’s expectations. The following important factors could cause our actual financial results to differ materially from those projected, forecasted or estimated by us in forward-looking statements:

•	Heightened competition from commercial clinical testing companies, hospitals, physicians and others.

•	Increased pricing pressure from customers and payers.

•	Impact of changes in payer mix, including any shift from fee-for-service to discounted or capitated fee arrangements.

•	Adverse actions by government or other third-party payers, including healthcare reform that focuses on reducing healthcare costs but does not recognize the value and importance to healthcare of diagnostic testing, unilateral reduction of fee schedules payable to us, competitive bidding, and an increase in the practice of negotiating for exclusive arrangements that involve aggressively priced capitated or fee-for-service payments by health insurers or other payers.

•	The impact upon our testing volume and collected revenue or general or administrative expenses resulting from our compliance with Medicare and Medicaid administrative policies and requirements of third-party payers. These include: (1) the requirements of Medicare carriers to provide diagnosis codes for many commonly ordered tests (and the transition to a new coding set) and the possibility that third-party payers will increasingly adopt similar requirements; (2) inability to obtain from patients a valid advance beneficiary notice form for tests that cannot be billed without prior receipt of the form; (3) increased challenges in operating as a non-contracted provider with respect to health plans; (4) the impact of additional or expanded limited coverage policies and limits on the allowable number of test units; and (5) the impact of increased prior authorization programs for clinical testing.

•	Adverse results from pending or future government investigations, lawsuits or private actions. These include, in particular, monetary damages, loss or suspension of licenses, and/or suspension or exclusion from the Medicare and Medicaid programs and/or criminal penalties.

•	Denial, suspension or revocation of CLIA certification or other licenses for any of our clinical laboratories under the CLIA standards, revocation or suspension of the right to bill the Medicare and Medicaid programs or other adverse regulatory actions by federal, state and local agencies.

•	Changes in federal, state or local laws or regulations, including changes that result in new or increased federal or state regulation of commercial clinical laboratories, tests developed by commercial clinical laboratories or other products or services that we offer or activities in which we are engaged, including regulation by the FDA and general changes in the healthcare system and healthcare delivery.

•	Any adverse events which negatively impact our ability to perform testing, report test results or properly bill customers, or result in the disclosure of confidential information, including potential failures resulting from implementing common IT systems and other system conversions, telecommunications failures, malicious human acts (such as electronic break-ins or computer viruses) or natural disasters.

•	Development of technologies that substantially alter the practice of clinical testing, including technology changes that lead to the development of more convenient or cost-effective testing, or testing to be performed outside of a commercial clinical laboratory.

•	Inability to properly bill for our services or to obtain appropriate payments for services that we do bill.

Risks Related to Authentidate’s Business

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

We have been in the past, and may become in the future, involved in legal proceedings. You should carefully review and consider the various disclosures we make in our reports filed with the SEC regarding legal matters that may affect our business. During fiscal 2009, the company purchased certain inventory components under arrangements that required payment only after such components where actually used in production. The company determined that these components will not be used and it offset the inventory balance for undelivered items against the related accounts payable balance during the quarter ended March 31, 2015. Additionally, it intends to return approximately $0.2 million of such items that are included in the inventory and accounts payable balances as of December 31, 2015. The vendor that provided these components is currently disputing this arrangement and is requesting payment for these items. In December 2015, the vendor served a summons and complaint against the company seeking to recover an alleged amount due of approximately $2.1 million. The company believes the amount at issue is approximately $1.2 million and intends to vigorously contest this assertion. The caption of the litigation is Eurotech, Inc. vs. Authentidate Holding Corp. and the venue is Circuit Court of Howard County, State of Maryland, Case N. 13-C-15105926. Plaintiff has alleged breach of contract and equitable relief.

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

Regulatory and Other Risks Related to the Healthcare Industry

Healthcare policy changes, including recent laws to reform the U.S. healthcare system, may have a material adverse effect on us.

Healthcare costs have risen significantly over the past decade. There have been, and continue to be, proposals by legislators, regulators, and third-party payers to keep these costs down. Certain proposals, if passed, could impose limitations on the prices we will be able to charge for our products, or the amounts of reimbursement available for our products from governmental agencies or third-party payers. These limitations could have a material adverse effect on our financial position and results of operations.

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law. Together, the two measures make the most sweeping and fundamental changes to the U.S. healthcare system since the creation of Medicare and Medicaid. The Health Care Reform laws include a large number of health-related provisions to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. In 2013, a 2.3% excise tax on the sale by manufacturers, producers and importers of certain medical devices that are not exempted from such tax was imposed under these health care reform laws. As part of the appropriations act passed in December 2015, this tax was suspended for a two year period expiring December 31, 2017. Further, as administrative rules implementing healthcare reform under the legislation are not yet finalized or have been modified, the impact of the healthcare reform legislation on our business is unknown, and there can be no assurances that healthcare reform legislation will not adversely impact either our operational results or the manner in which we operate our business. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our solutions and services.

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

Our ability to generate revenues from our telehealth products is subject to our ability to obtain acceptable prices or an adequate level of reimbursement from payers of healthcare costs.

Our ability to commercialize our telehealth product successfully will depend in part on the extent to which appropriate coverage and reimbursement levels for the cost of this product are obtained by us or by our direct customers from governmental authorities, private health insurers and other organizations. The ability of customers to obtain appropriate reimbursement for their products and services from private and governmental payers is critical to the success of medical technology device companies as the availability of reimbursement affects which products customers purchase and the prices they are willing to pay. The cost containment measures that healthcare payers and providers are instituting and the effect of any healthcare reform could materially and adversely affect our ability to generate revenues from this product and our profitability. In addition, given ongoing federal and state government initiatives directed at lowering the total cost of healthcare, the United States Congress and state legislatures will likely continue to focus on healthcare reform and the reform of the Medicare and Medicaid payment systems. While we cannot predict whether any proposed cost-containment measures will be adopted, the announcement or adoption of these proposals could reduce the price that we receive for our telehealth product in the future. We cannot predict the outcomes of any of legislative or regulatory efforts at reducing costs of providing healthcare and regulatory changes in this regard may have a material adverse effect on our business.

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

The price of our common stock has been, and is likely to continue to be, volatile. Our stock price during the fiscal year ended June 30, 2015 traded as low as $1.44 per share and as high as $10.80 per share and during the six months ended December 31, 2015, our common stock traded within a range of $0.81 to $8.01. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our common stock is now quoted on the OTCQB, which could adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on The OTCQB Market under the symbol “ADAT”. Our common stock had been listed on The NASDAQ Capital Market until January 28, 2016, when it was suspended for failure to comply with The NASDAQ Capital Market continued listing standards. On January 29, 2016, our common stock began trading on the OTC Markets’ OTCQB market tier under the trading symbol “ADAT.” On January 27, 2016, the company received notification from The Nasdaq Stock Market LLC that trading in the company’s common stock would be suspended on Nasdaq effective with the open of business on Friday, January 29, 2016, due to the company’s continuing non-compliance with the stockholders’ equity requirement set forth in NASDAQ Listing Rule 5550(b)(1) and minimum bid price requirement in NASDAQ Listing Rule 5550(a)(2).

As previously reported, the Nasdaq Listing Qualifications Hearing Panel (the “Panel”) had issued a decision on September 16, 2015 and had determined to grant the request of the company to remain listed on The NASDAQ Stock Market, subject to the condition that, on or before January 25, 2016, the company would announce and inform the Panel that the proposed business combination transaction has closed and that NASDAQ’s Listing Qualifications Staff (the “Staff”) has approved an initial listing application for the resulting entity. As we did not complete the AEON transaction prior to January 25, 2016, NASDAQ issued a delisting notice to us on January 27, 2016. The company understands that its common stock will be formally delisted from Nasdaq via Nasdaq’s filing of a Form 25 “Notification of Delisting” with the Securities and Exchange Commission after all applicable appeal periods have lapsed.

Trading on the OTCQB Market is expected to reduce the market liquidity of our common stock. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock and the price of our common stock could suffer a significant decline. Delisting may also impair our ability to raise capital. If our common stock trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

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

The average daily trading volume in our common stock for the six months ended December 31, 2015 was approximately 27,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

Additional financings could result in dilution to existing stockholders and otherwise adversely impact the rights of our common stockholders.

As stated above, we may require additional financings in order to obtain additional capital with which to operate our business. Any such financings will dilute the percentage ownership interests of our stockholders and may adversely affect our earnings and net book value per share. In addition, we may not be able to secure any such additional financing on terms acceptable to us, if at all. We have the authority to issue additional shares of common stock and preferred stock, as well as additional classes or series of warrants or debt obligations which may be convertible into any one or more classes or series of ownership interests. We are authorized to issue 190 million shares of common stock and 5 million shares of preferred stock. Such securities may be issued without the approval or other consent of our stockholders.

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

The number of shares of our common stock outstanding has increased substantially as a result of our recent financings and the merger, and the exercise or conversion of the warrants and shares of preferred stock issued in these transactions could result in further dilution to holders of our common stock and adversely impact the market price of our common stock.

During our fiscal year ended June 30, 2015 and the first half of fiscal year 2016, we completed several transactions that have resulted in our issuance of a substantial number of shares of common stock and securities convertible into, or exercisable for, additional shares of common stock. The issuance of these securities has resulted in substantial dilution to stockholders who held our common stock prior to such transactions and will result in additional dilution in the future if shares of convertible preferred stock are converted into common stock and common stock purchase warrants are exercised. The conversion of preferred shares and the exercise of warrants could also adversely affect the market price of our common stock if the holders of these securities immediately sell some or all of the shares of common stock issued upon conversion or exercise or there is a perception in the market that the holders of a large number of shares intend to sell their shares. The details of these transactions and other items are discussed more fully in Notes 7, 8 and 15 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Further, pursuant to the merger with AEON, we issued the former AEON members 958,030 shares of common stock at the closing of the transaction and will issue such persons an additional 5% of the issued and outstanding shares of our common stock following stockholder approval of the transactions contemplated by the Merger Agreement. Further, pursuant to the Merger Agreement, we will issue the former AEON member a substantial number of additional shares of common stock in the event that certain financial performance goals are achieved during the next four years. Accordingly, in the event that all of the EBITDA targets are satisfied, the AEON members would be entitled to receive an aggregate of 86,420,722 total shares of common stock on a post-reverse split basis. To the extent that these additional common shares are issued, substantial dilution to our stockholders will occur, which may adversely impact the trading price of our common stock and the terms on which we could raise additional equity capital.

Our executive officers, directors and significant stockholders will be able to influence matters requiring stockholder approval

As of the date of this report, our executive officers, directors (including the former AEON members) and largest shareholder (Lazarus Investment Partners, LLLP) possess beneficial ownership (after giving effect to limitations on the ability of such persons to convert shares of Series D preferred stock or exercise warrants) of approximately 32.9% of our common stock and within this amount, Lazarus Investment Partners beneficially owns approximately 15.90% of our outstanding common stock. Due to such ownership position, these persons have increased influence over the outcome of future stockholder votes, including the election of directors and other significant business matters that require stockholder approval, and their interests may differ from the interests of other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other business combinations or purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock. In addition, the sale of these shares of common stock may adversely affect the market price of our common stock and our stock price may decline substantially.

The exercise of our outstanding options and warrants, or conversion of our outstanding shares of convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of December 31, 2015, the following options, restricted stock units and warrants were outstanding:

•	Stock options to purchase 634,000 shares of common stock at exercise prices ranging from $1.62 to $81.00 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $8.92 per share. These stock options are employee and non-executive director options.

•	Warrants to purchase 4,313,000 shares of common stock with a weighted average exercise price of 5.247 per share.

•	An aggregate of 41,000 unvested restricted stock units.

In addition, there are currently outstanding 28,000 shares of our Series B convertible preferred stock which the holder may convert into shares of our common stock at a conversion price equal to $25.20 per share. Accordingly, the outstanding 28,000 shares of Series B convertible preferred stock are presently convertible into an aggregate of 27,778 shares of our common stock, which will be available for immediate resale in accordance with the provisions of Rule 144 under the Securities Act. Further, as of December 31, 2015, there are outstanding 625,000 shares of Series D preferred stock, which are initially convertible into an aggregate of 639,622 shares of common stock at the initial conversion rate of $9.77139 per share commencing six months after the original issue date of the Series D preferred stock (exclusive of any additional shares of common stock that we may elect to issue in lieu of paying cash dividends on the Series D preferred stock). Shares of common stock issued upon conversion of Series D preferred stock may be resold from time to time by a holder in accordance with Rule 144 under the Securities Act.

Further, on June 8, 2015, we issued a principal amount of $900,000 of senior secured convertible debentures and common stock purchase warrants. Subject to certain limitations, the debentures are convertible at any time at the option of the holder into an initial amount of 400,000 shares of our common stock at an initial conversion price of $2.25 per share. On December 17, 2015, we issued a principal amount of $950,000 of senior secured convertible debentures and common stock purchase warrants. Subject to certain limitations, the debentures are convertible at any time at the option of the holder into an initial amount of 422,222 shares of our common stock at an initial conversion price of $2.25 per share. The conversion rate of these debentures is subject to adjustment, including if we issue or sell shares of its common stock or other equity securities for a price per share that is less than the conversion price then in effect, in which event the conversion price will be decreased to equal 85% of such lower price. Also, on January 15, 2016, we modified the terms of a principal amount of $320,000 of senior secured debentures to incorporate a conversion feature applicable to such debt, such that, subject to certain limitations, are convertible at any time at the option of the holder into an initial amount of 65,844 shares of our common stock at an initial conversion price of $4.86 per share

To the extent that these securities are exercised or converted, or we issue additional common shares, dilution to our stockholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities. Further, in the event the conversion price of our outstanding convertible debentures or shares of convertible preferred stock is lower than the actual trading price on the day of conversion, the holders could immediately sell their converted common shares, which would have a dilutive effect on the value of the outstanding common shares. Furthermore, the significant downward pressure on the trading price of our common stock as preferred stock or debentures holders converted these securities and sell the common shares received on conversion could encourage short sales by the holders of preferred stock or other security holders. This would place further downward pressure on the trading price of our common stock. Even the mere perception of eventual sales of common shares issued on the conversion of the shares of preferred stock or debentures could lead to a decline in the trading price of our common stock.

Our currently outstanding shares of convertible preferred stock or the issuance of additional shares of preferred stock could adversely affect the rights of the holders of shares of our common stock.

We have issued a total of 28,000 shares of Series B preferred stock and 665,000 shares of Series D preferred stock and our board is authorized to issue up to an additional 4,307,000 shares of preferred stock without any further action on the part of our stockholders. Pursuant to our certificate of incorporation, our board has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. Our board may, at any time, authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock, and the right to the redemption of the shares, before the redemption of our common stock, which may have a material adverse effect on the rights of the holders of our common stock. In addition, our board, without further stockholder approval may, at any time, issue large blocks of preferred stock. Pursuant to the certificates of designations governing the rights and preferences of our outstanding shares of Series B preferred stock and Series D preferred stock, each share of preferred stock has certain rights and preferences, including the right to receive dividends in preference to our common stockholders. In addition, we must obtain the approval of the holders of a majority of the shares of outstanding convertible preferred stock in order to: (i) amend, alter or repeal any provisions of our Certificate of Incorporation which would materially adversely affect any of the preferences, rights, powers or privileges of such preferred stock (ii) create, authorize or issue any other class or series of preferred stock on a parity with, or having greater or preferential rights than, the outstanding convertible preferred stock, (iii) redeem, repurchase or otherwise acquire for value, or set aside for payment or make available for a sinking fund for the purchase or redemption of, any stock ranking junior to on a parity with the outstanding convertible preferred stock, or (iv) enter into any agreement which would prohibit or restrict our right to pay dividends on the outstanding convertible preferred stock. The need to obtain the approval of holders of our convertible preferred stock before taking these actions could impede our ability to take certain actions that management or our board may consider to be in the best interests of our stockholders. Any failure to obtain such approval could limit our business flexibility, harm our business and result in a decrease in the value of our common stock or convertible preferred stock.

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

On June 8, 2015, we entered into definitive agreements relating to a private placement of up to a principal amount of $3.0 of senior secured convertible debentures and common stock purchase warrants. An initial closing for an aggregate principal amount of $900,000 of these debentures and warrants to purchase 402,963 shares of common stock was held on June 8, 2015. A final closing of up to $2.1 million of these debentures and warrants to purchase 933,333 shares of common stock was expected to occur prior to June 24, 2015, but did not transpire.

Subject to certain exceptions, the convertible debentures rank senior to our existing and future indebtedness. Subject to certain limitations, the convertible debentures are convertible at any time at the option of the holder into shares of our common stock at an initial conversion price of $2.25 per share. If we issue or sell shares of our common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, the conversion price will be decreased to equal 85% of such lower price. Similarly, the warrants issued with the convertible debentures have an initial exercise price of $2.70, but such exercise price is subject to adjustment if we issue or sell shares of our common stock or other securities convertible into or exercisable for shares of common stock for a price per share that is less than the conversion price of the Convertible Debentures. The convertible debentures bear interest at 9% per annum with interest payable upon maturity or on any earlier redemption date. If we are unable to consummate an additional financing prior to the maturity date of the convertible debentures, we will be required to repay these securities, which may have an adverse effect on our cash position. In addition, the $900,000 of convertible debentures are secured by a first priority lien on our assets related to our “Inscrybe Referral and Order Management” and “Inscrybe Hospital Discharge” solutions (the “Inscrybe Solutions Business”) in accordance with, and subject to, a security agreement between us and the investors. The $950,000 of convertible debentures are secured by a first priority lien on certain of our assets, as described in a security agreement entered into between the company and the purchaser, which collateral consists of those of our assets other than those covered by the security agreement we entered into with the holders of the $900,000 convertible debentures.

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

In addition, in August 2015, we issued a senior secured promissory note in the aggregate principal amount of $320,000 to MKA 79, LLC, in a private transaction. Following an extension of the maturity date of the senior secured note to January 15, 2016, on such date we entered into a note amendment with the investor pursuant to which we agreed to modify certain of the terms of the senior secured note to extend the maturity date to April 15, 2016 and to allow the investor to elect to further extend the note for an additional 90 days. In consideration for such agreements, the company agreed that the senior secured note would be further modified so that it would be convertible into shares of common stock of the company at an initial conversion price of $4.86 per share, which was equal to the most recent consolidated closing bid price of the company’s common stock immediately prior to the execution of the amendment agreement. Accordingly, without the consent of the holder of the note we must comply with certain restrictions against incurring additional indebtedness and granting additional security interests on our assets. The events of default defined in the note include customary terms, including a default of our payment obligation, a breach of material terms of the note and the commencement of bankruptcy proceedings. The note is secured by a first priority lien on certain of our assets, as described in a security agreement entered into between the company and the purchaser, which collateral consists of those of our assets other than those covered by the security agreement we entered into with the holders of the $900,000 convertible debentures. The purchaser is an entity affiliated with J. David Luce, a former member of the company’s board of directors. On December 11, 2015, we entered into an exchange agreement with the holder of the $950,000 note pursuant to which the company agreed to issue such holder, in consideration of the cancellation of the original note, a new convertible note in the aggregate principal amount of $950,000 and warrants to purchase 422,222 shares of common stock. The closing of the exchange transaction occurred on December 17, 2015. The new $950,000 principal amount convertible note is secured to the extent and as provided in an amended security agreement entered into between the company and the holder and MKA 79, LLC, which agreed to amend such security agreement to provide that the new convertible note shall be secured by the collateral defined in such security agreement.

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

In addition, at the special meeting of stockholders held on January 20, 2016, our stockholders approved an amendment to the company’s Amended Certificate of Incorporation to restrict certain transfers of our common stock (the “Protective Amendment”). The Protective Amendment is designed to prevent certain transfers of common stock that could result in an ownership change under Section 382 of the Internal Revenue Code and, therefore, materially inhibit the company’s ability to utilize its net operating losses under federal tax laws. As a result of the Protective Amendment, the company’s shares of common stock are subject to transfer restrictions such that holders of common stock are restricted from attempting to transfer (which includes any direct or indirect acquisition, sale, transfer, assignment, conveyance, pledge or other disposition) any of the shares of common stock (or options, warrants or other rights to acquire the common stock, or securities convertible or exchangeable into common stock), to the extent that such transfer would (i) create or result in an individual or entity becoming a 4.9-percent shareholder of the common stock for purposes of Section 382 of the Internal Revenue Code of 1986, as amended and the related Treasury Regulations (which are referred to as a “4.9 Percent Shareholder”) or (ii) increase the stock ownership percentage of any existing 4.9 Percent Shareholder. Transfers that violate the provisions of the Protective Amendment shall be null and void ab initio and shall not be effective to transfer any record, legal, beneficial or any other ownership of the number of shares which result in the violation of the Protective Amendment (which shares are referred to as “Excess Securities”). Instead, the purported transferee would be required, upon demand by the company, to transfer the Excess Securities to an agent designated by the company for the limited purpose of consummating an orderly arm’s-length sale of such shares. The net proceeds of the sale will be distributed first to reimburse the agent for any costs associated with the sale, second to the purported transferee to the extent of the price it paid, and finally any additional amount will be distributed to a charitable beneficiary. If the excess stock is sold by the purported transferee, such person will be treated as having sold the excess stock on behalf of the agent, and will be required to remit all proceeds to our agent. To the extent permitted by law, any stockholder who knowingly violates the Protective Amendment will be liable for any and all damages we suffer as a result of such violation. The Protective Amendment has an “anti-takeover” effect because, among other things, it restricts the ability of a person, entity or group to accumulate more than five percent of the company’s common stock and the ability of persons, entities or groups now owning more than five percent of the outstanding shares of common stock from acquiring additional shares of the company’s common stock without the approval of the board. The company filed the Certificate of Amendment for the Protective Amendment with the Secretary of State of Delaware on January 21, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Sales of Unregistered Securities

Except as previously disclosed in reports filed with the SEC pursuant to the Securities and Exchange Act of 1934, as amended, and as described elsewhere in this Quarterly Report on Form 10-Q, we did not sell unregistered securities during the quarter ended December 31, 2015.

As of December 31, 2015 we issued options to purchase an aggregate of 14,148 shares of common stock to our non-executive directors that elected to receive options and in January 2016, we issued an aggregate of 1,643 restricted shares of our common stock to non-executive directors that elected to receive shares of common stock in lieu of the cash fees earned for their service as members of our board of directors pursuant to our 2011 Omnibus Equity Incentive Plan. The options are exercisable for a period of ten years at an exercise price of $6.39 per share. Such securities were issued for service on our board during the quarter ended December 31, 2015. These securities were issued pursuant to the exemption from registration provided by Section 4 (a)(2) of the Securities Act of 1933, as amended.

During the quarter ended December 31, 2015, we issued 40,935 shares of common stock upon the conversion of 40,000 shares of Series D preferred stock upon our receipt of a notice of conversion of such preferred shares from the holder. Subsequently, in January 2016, we issued 20,467 shares of common stock upon the conversion of 20,000 shares of Series D preferred stock upon our receipt of a notice of conversion of such preferred shares from the holder. The shares of common stock issued upon conversion of the Series D preferred stock was issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the three months ended December 31, 2015.

Item 3.	Defaults Upon Senior Securities

We have two classes of preferred stock outstanding, the Series B convertible preferred stock and the Series D convertible preferred stock. The Series B preferred stock bears a 10% dividend per annum, payable semi-annually in cash. As of December 31, 2015, the company has accrued a cumulative dividend of $35,000 on the Series B preferred stock. The Series D preferred stock bears a 5% dividend per annum, payable semi-annually in cash, or shares of common stock, at the company’s option. At December 31, 2015, the company has accrued a cumulative dividend in the amount of approximately $166,000 on the Series D preferred stock.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On February 5, 2016, the company filed and mailed an Information Statement on Schedule 14F-1 (the “Schedule 14F-1”) in connection with the merger transaction contemplated by the Agreement and Plan of Merger dated November 18, 2015 among the Company, AEON and RMS Merger Sub LLC (the “Original Merger Agreement”), as amended and restated on January 26, 2016 (the “Amended Merger Agreement”, as together with the Original Merger Agreement, the “Merger Agreement”). The Merger Agreement provides that effective at closing of the merger, (i) Mr. Hanif A. Roshan, was appointed the chairman of the company, which shall be an executive officer position, and (ii) Mr. Richard Hersperger was appointed as the chief executive officer of the company. The Merger Agreement also provides that the former AEON members, as holders of shares of the company’s common stock issued pursuant to the Merger Agreement, will have the right to nominate one person to the board of directors of the company for each 10% of the outstanding shares of the company’s common stock beneficially owned by them and that effective as of the closing of the merger, each of Messrs. Roshan and Hersperger will also be elected directors of the company, effective 10 days after the later of the filing or mailing of the Schedule 14F-1. Accordingly, effective February 15, 2016, Messrs. Roshan and Hersperger became members of the board of directors of the company.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference. A management contract or compensation plan or arrangement is indicated with (*).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith

2.1	Agreement and Plan of Merger dated as of November 18, 2015, by and among, Authentidate Holding Corp., RMS Merger Sub LLC, and Peachstate Health Management LLC, d/b/a AEON Clinical Laboratories (The schedules and exhibits to the agreement and plan of merger are omitted pursuant to Item 601(b)(2) of Regulation S-K. Authentidate Holding Corp. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit)	8-K	11/19/15	2.1

2.2	Amended and Restated Agreement and Plan of Merger dated as of January 26, 2016, by and among, Authentidate Holding Corp., RMS Merger Sub, LLC, and Peachstate Health Management LLC, d/b/a AEON Clinical Laboratories (The schedules and exhibits to the agreement and plan of merger are omitted pursuant to Item 601(b)(2) of Regulation S-K. Authentidate Holding Corp. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit)	8-K	2/1/16	2.1

3.1	Certificate of Amendment to the Amended Certificate of Incorporation of the Company for the Reverse Split	8-K	1/22/16	3.1

3.2	Certificate of Amendment to the Amended Certificate of Incorporation of the Company for the Protective Amendment	8-K	1/22/16	3.2

4.1	Form of Promissory Note issued to Peachstate Health Management LLC d/b/a AEON Clinical Laboratories dated October 28, 2015	10-Q	11/13/15	4.6

4.2	Form of Warrant issued to Peachstate Health Management LLC d/b/a AEON Clinical Laboratories dated October 28, 2015	10-Q	11/13/15	4.7

4.3	Form of New Convertible Note issued to VER 83, LLC	8-K	12/17/15	4.1

4.4	Form of Warrant issued to VER 83, LLC	8-K	12/17/15	4.2

4.5	Form of New Note issued to Lazarus Investment Partners, LLLP	8-K	12/17/15	4.3

4.6	Form of New Warrant issued to Lazarus Investment Partners, LLLP	8-K	12/17/15	4.4

10.1	Form of Note Purchase Agreement dated October 28, 2015	10-Q	11/13/15	10.8

10.2	Second Amendment to Securities Purchase Agreement and Registration Rights Agreement, entered into on November 12, 2015	10-Q	11/13/15	10.9

10.3	Exchange Agreement between the Company and VER83, LLC(including Form of Lockup Agreement)	8-K	12/17/15	10.1

10.4	Exchange Agreement between the Company and Lazarus Investment Partners, LLLP (including Form of Lockup Agreement)	8-K	12/17/15	10.2

10.5	Amended Security Agreement dated December 11, 2015	8-K	12/17/15	10.3

10.6	Form of Voting Agreement	8-K	12/17/15	10.4

10.7	Form of Lockup Agreement	8-K	1/21/16	10.2

10.8	Amendment Agreement dated January 15, 2016	8-K	1/21/16	10.1

10.9	Form of Registration Rights Agreement by and among Authentidate Holding Corp. and the AEON Members, dated as of January 26, 2016	8-K	2/1/16	10.1

10.10	Lease Agreement dated as of March 1, 2014, as amended January 20, 2016, between Centennial Properties of Georgia, LLC and Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories	8-K	2/1/16	10.2

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1

The following financial information from the Authentidate Holding Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements.

					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

February 22, 2016	/s/ Richard Hersperger
Date	Richard Hersperger
Chief Executive Officer and President

/s/ William A. Marshall
William A. Marshall
Chief Financial Officer and Treasurer