Form 10-KT
period 2015-06-30
AUTHENTIDATE HOLDING CORP
filed 2016-09-27
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

(Mark One)

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2015 to June 30, 2015

Commission File No: 000-20190

AUTHENTIDATE HOLDING CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware		14-1673067
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

2225 Centennial Drive Gainesville, GA 30504 (Address of Principal Executive Offices)

1-888-661-0225 Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act: None:

Securities registered under to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check One): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: (December 31, 2014) $31,900,000 for Authentidate Holding Corp.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 5,772,258 as of September 15, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

-i-

EXPLANATORY NOTE

In this Transitional Report on Form 10-KT, and unless the context otherwise requires, references to (1) “AEON” refers to Peachstate Health Management LLC, d/b/a AEON Clinical Laboratories prior to the AEON Acquisition (as defined below); (2) the “Company,” “we,” “us” and “our” refers to Authentidate Holding Corp. and its wholly-owned subsidiaries, including AEON, after the AEON Acquisition; (3) “Authentidate” or “AHC” refers to the Authentidate Holding Corp. prior to the AEON Acquisition. Effective as of the closing of the AEON Acquisition, AEON changed its fiscal year-end from December 31 to June 30 in order to conform to Authentidate’s fiscal year-end. This Transition Report is for the six month transition period of January 1, 2015 through June 30, 2015, and each of the years in the two-year period ended December 31, 2014 and 2013 for AEON, which is the accounting aquirorer and the successor entity after the AEON Acquisition.

FORWARD LOOKING STATEMENTS

Certain statements in this Transitional Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Transitional Report, words such as “may,” “should,” “seek,” “believe,” “expect,” anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include:

•	changes in U.S., state, local and third party payer regulations or policies or other future reforms in the healthcare system (or in the interpretation of current regulations), new insurance or payment systems, including state, regional or private insurance cooperatives (e.g., Health Insurance Exchanges), affecting governmental and third-party coverage or reimbursement for clinical laboratory testing;

•	significant monetary damages, fines, penalties, assessments, refunds, repayments, and/or exclusion from the Medicare and Medicaid programs, among other adverse consequences, resulting from interpretations of, or future changes in, laws and regulations, including laws and regulations of Medicare, Medicaid, the U.S. False Claims Act, interpretations of such laws and regulations by U.S. or state government agencies or investigations, audits, regulatory examinations, information requests and other inquiries by state or U.S. government agencies;

•	significant fines, penalties, costs and/or damage to the Company’s reputation arising from the failure to comply with U.S. and international privacy and security laws and regulations, including the Health Insurance Portability and Accountability Act of 1996, Health Information Technology for Economic and Clinical Health Act, U.S. state laws and regulations, and laws and regulations of the European Union and other countries;

•	loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988;

•	penalties or loss of license arising from the failure to comply with the U.S. Occupational Safety and Health Administration requirements and the U.S. Needlestick Safety and Prevention Act, or similar laws and regulations of U.S., state, local or international agencies;

•	fines, unanticipated compliance expenditures, suspension of manufacturing, enforcement actions, injunctions, or criminal prosecution arising from failure to maintain compliance with current good manufacturing practice (cGMP) regulations and other applicable requirements of various regulatory agencies;

•	changes in testing guidelines or recommendations by government agencies, medical specialty societies and other authoritative bodies affecting the utilization of laboratory tests;

•	increased competition, including price competition, competitive bidding and/or changes or reductions to fee schedules and competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry;

•	failure to obtain and retain new customers or a reduction in tests ordered, specimens submitted or services requested by existing customers;

•	customers choosing to insource services that are or could be purchased from the Company;

•	damage or disruption to the Company's facilities;

•	failure to identify, successfully close and effectively integrate and/or manage newly acquired businesses; and

•	adverse results in litigation matters.

These and certain other factors are discussed in this Transitional Report and from time to time in other Company reports filed with the Securities and Exchange Commission (the “SEC”). The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.	Business.

Recent Developments

AEON Acquisition

On January 27, 2016, AEON merged (the “AEON Acquisition”) into a newly formed acquisition subsidiary of the AHC pursuant to a definitive Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 (collectively the “Merger Agreement”). The merger certificate was filed with the Secretary of State of Georgia on January 27, 2016. AEON survived the merger as a wholly-owned subsidiary of AHC. Following the completion of the AEON Acquisition, the business conducted by AEON became primarily the business conducted by the Company. The AEON Acquisition requires certain Earnout Payments (as defined and described below) to be paid to the former members of AEON upon achievement of certain financial milestones. The Earnout Payments must be paid in shares of our common stock.

In accordance with the Merger Agreement, the members of AEON prior to the effective time of the AEON Acquisition became holders of shares of our common stock, issuable in tranches as described in below. The closing of the AEON Acquisition occurred on January 27, 2016 and the Company filed a Current Report on Form 8-K on February 1, 2016 regarding the AEON Acquisition in accordance with the SEC regulations.

Pursuant to the terms of the Merger Agreement, among other things:

•	Following the AEON Acquisition, AEON is operated as a separate entity.

•	The former members of AEON prior to the effective time of the AEON Acquisition became holders of shares of our common stock issuable in tranches as follows (the payments referred to in (b), (c), (d) and (e) below are hereinafter be referred to as the “Earnout Payments”):

(a)	At the closing of the AEON Acquisition, the membership interests of AEON were converted into the right to receive such number of validly issued, fully paid and non-assessable shares of our common stock as is equal to 19.9% of the issued and outstanding shares of our common stock (rounded to the nearest whole share) as of the close of business on the business day immediately prior to the closing date of the AEON Acquisition (958,030 total shares of our common stock).

(b)	Within three days of July 11, 2016, the date that the stockholders approve of the Earnout Payment, we issued to the former AEON members such number of additional shares of our common stock as equal to 5.0% of the issued and outstanding shares of our common stock (rounded to the nearest whole share) as of the close of business on the business day immediately prior to the closing date of the AEON Acquisition (240,711 shares of our common stock).

(c)	In the event AEON achieves at least $16,000,000 in EBITDA for the calendar year ending December 31, 2015, then on or after September 1, 2016, we will issue to the former AEON members such number of shares of our common stock as is equal to 24% of the issued and outstanding shares of our common stock (rounded to the nearest whole share) as of close of business on the business day immediately prior to the closing date of the AEON Acquisition (1,155,415 shares of our common stock). The parties have determined that AEON has satisfied the EBITDA threshold for December 31, 2015 and the shares have been authorized for issuance.

(d)	In the event AEON achieves at least $65,900,000 in EBITDA, in the aggregate, for the three calendar years ending December 31, 2016, 2017 and 2018, then, on October 1, 2019, subject to the completion of the audited financial statements of AEON for the calendar year ending December 31, 2018, we will issue to the former AEON members such number of additional shares of our common stock as is equal to 36.1% of the issued and outstanding shares of our common stock (rounded to the nearest whole share) as of the close of business on the business day immediately prior to the closing date of the AEON Acquisition; provided, however, we will issue to the former AEON members such number of additional shares of our common stock so that the total number of shares of our common stock issuable to the former AEON members shall equal 85% of the issued and outstanding our common stock on a post-issuance basis (rounded to the nearest whole share) on a Fully Diluted Basis (as defined below).

(e)	In the event AEON achieves at least $100,000,000 in EBITDA, in the aggregate, for the four calendar years ending December 31, 2019, we will issue to the former AEON members such number of shares of our common stock which equals an additional 5% of the issued and outstanding shares of our common stock on a post-issuance basis (rounded to the nearest whole share), on a Fully Diluted Basis, in addition to our common stock issued to the former AEON members under (b), (c) and (d) above (resulting in the AEON members potentially owning 90% of the issued and outstanding shares of our common stock on a post issuance basis and Fully Diluted Basis if all the additional tranches are earned).

For purposes of determining the potential number of shares of our common stock which may be earned in the future, the term “Fully Diluted Basis” means mean the aggregate of all outstanding shares of our common stock, plus the shares of our common stock issuable upon exercise or conversion of any derivative security outstanding with a conversion or exercise price of $6.75 or less, in each case on the close of business on the business day immediately prior to the closing date of the AEON Acquisition.

The Merger Agreement provides that the former AEON members, as holders of shares of our common stock issued pursuant to the Merger Agreement, will have the right to nominate one person to our Board of Directors for each 10% of the outstanding shares of our common stock beneficially owned by the former AEON members. In the event that a vacancy is created on the our Board of Directors at any time due to the death, disability, retirement, resignation or removal of a director elected by the former AEON members, then the former AEON members shall have the right to nominate an individual to fill such vacancy.

Effective as of the closing of the AEON Acquisition, (i) Mr. Sonny Roshan, the former Chairman of AEON, was appointed the Chairman of the Company, which is an executive officer position at the Company, (ii) Mr. Richard Hersperger, the former Chief Executive Officer of AEON, assumed the role of Chief Executive Officer of the Company, and (iii) each of Messrs. Roshan and Hersperger were elected directors of the Company (which became effective February 16, 2016). On August 7, 2016, the employment of Mr. Hersperger terminated and Mr. Roshan assumed the position of Chief Executive Officer of the Company.

Change in Fiscal Year

On January 27, 2016, AEON completed the transactions contemplated by the Merger Agreement with AHC under which AEON merged with a wholly owned subsidiary of AHC and will be operated as a separate entity. The merger was accounted for as a reverse acquisition with AEON treated for accounting purposes as the acquirer. As such, the financial statements of AEON are treated as the historical financial statements of the Company. For the periods prior to the closing of the reverse acquisition the disclosure below relates to the historical business and operations of AEON. Effective as of the closing of the AEON Acquisition, AEON changed its fiscal year end from December 31 to June 30 in order to conform to Authentidate’s fiscal year.

Change in Fiscal Year

On June 11, 2016, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation, as amended, to change its name to “Aeon Global Health Corp.” The Company intends to effectuate this name change shortly after the filing of this Transitional Report.

The AEON Business

AEON was founded in June, 2010 by Hanif (“Sonny”) Roshan, our Chairman and Chief Executive Officer. AEON is based in a 28,000 square foot campus in Gainesville, Georgia.

AEON’s primary business focus is on the “Personalized Medicine” approach to laboratory testing. This includes the testing of an individual’s blood, urine or saliva for the presence of drugs or chemicals and the patient’s DNA profile.

AEON is an innovator in the genomic testing area with three established genetic tests today (pharmacogenomics, cancer genetic testing and cancer tumor) and a pipeline of additional genetic tests in development which it plans to bring to market over the coming eighteen months. AEON is investing to expand its genetic testing capabilities to address the rapidly increasing demand for personalized medical analysis that involves using an individual’s genetic profile to guide decisions regarding the prevention, diagnosis, and treatment of disease. AEON strives to offer unique testing specifically designed for its increased focus on personalized medicine, with superior service levels. In this effort, AEON provides advanced testing in DNA pharmacogenomics, cancer genetics and molecular microbiology. Genomic testing is more complex than conventional toxicology testing, requires unique knowledge and significantly more sophisticated equipment. As a result, genomic testing commands higher pricing while enjoying significantly less competition.

Toxicology is also a major component of AEON’s product mix and will continue to be an important element of AEON’s business strategy. AEON’s toxicology testing provides information about the medication and other substances in the patient’s system from either urine or oral fluid samples. This information helps guide a clinician’s treatment of a patient. In addition, this testing ensures the safe use of medical prescriptions and is designed to help doctors provide the highest level of care. AEON offers a comprehensive set of toxicology tests and conducts more than 15,000 tests per month.

AEON supports its national client base from its Gainesville, Georgia headquarters. AEON is focused on technology innovation and efficiency, utilizing state of the art testing equipment and its proprietary methodologies to provide some of the fastest and most reliable test results in the nation. AEON focuses on a service model that emphasizes the importance of the test result for both the client and the patient. By focusing on fast, accurate turnaround of test results and the ability to integrate directly with the electronic medical records of clients, AEON believes it is able to provide clients a unique service that larger clinical laboratories cannot match. Because of the emphasis on its service model AEON believes it is ideally positioned to be a preferred lab provider for personalized medicine. Currently the majority of AEON’s testing volume is in toxicology, however AEON is placing particular focus and emphasis on growing its DNA pharmacogenomics and cancer genetic testing in response to rapidly growing market demand for personalized medical testing.

AEON’s four primary testing services include:

•	Medical Toxicology. AEON’s toxicology testing utilizes HPLC-Tandem Mass Spectrometry testing and provides information about medications and other substances in the patient’s system from either urine or oral fluid samples with rapid 48 to 72 hour turnaround time. This information helps guide a clinician’s treatment of a patient and helps to ensure the safe use of prescription and other medications in pain management, substance abuse, hospital, and other clinical applications and is also routinely used in employment screening and law enforcement.

•	Abuse of prescription and illegal drugs has increased significantly over the last decade. AEON uses the latest in mass spectrometry technology to identify individual drugs in patient specimens. AEON provides only confirmatory testing and does not provide basic screens. Screening tests are initial, qualitative drug tests conducted to identify classes of drugs present in the urine and typically are done using immunoassay. They rely on a set threshold above which a positive result is produced and therefore do not detect lower concentrations of a drug. Confirmatory tests are used for further analysis of a sample—to confirm a positive or sometimes, negative, result and typically are done using gas chromatography (GC/MS) or high performance liquid chromatography (HPLC mass spectrometry). Confirmatory testing can identify a specific drug. AEON’s drug testing technology tests over 70 drugs and metabolites in urine and oral fluid samples. This information helps physicians determine whether their patients are compliant with their prescription regimens, and whether they are abusing illegal drugs.

•	Pharmacogenomics: AEON’s pharmacogenomics testing provides a “personalized” comprehensive report based on an individual patient’s DNA profile that indicates metabolic rates for defined medications. This information helps guide physician’s medication selections including dosages, leading to targeted and personalized therapy, enabling efficient selection of medications and therapies while reducing side effects and the use of ineffective medication regimens.

As part of AEON’s strategy to address the rapidly increasing demand for more personalized medical analysis, AEON’s innovative and advanced pharmacogenomics lab can analyze the set of an individual’s DNA or inherited genetic differences in drug metabolic pathways, which can affect that individual’s responses to drugs, both in terms of therapeutic effect as well as adverse effects.

AEON’s pharmacogenomics testing provides a “personalized” comprehensive report based on an individual patient’s DNA profile that will indicate metabolic rates for defined medications. This information will help guide physician’s medication selections as well as dosages, leading to targeted and personalized therapy, enabling efficient selection of medications and therapies while reducing side effects and the use of ineffective medication regimens.

•	Cancer Genetic Testing. AEON provides testing for hereditary cancer markers, offering multiple BRCA testing options including comprehensive sequencing and deletion/duplication analyses of BRCA1 and BRCA2 and numerous multigene panels. The BRCA gene test is a blood test that uses DNA analysis to identify harmful mutations in either one of these two highly penetrant genes which increase the chance for cancer of the breast, ovaries and fallopian tubes.

AEON provides high quality, cost-effective genetic testing for hereditary cancer markers using cutting-edge next generation sequencing technology. Along with pharmacogenomics testing, AEON’s cancer genomic testing has expanded quickly to address the rapidly growing demand. AEON’s next generation sequence testing, branded the Cancer Detect Profile, provides information on a range of hereditary cancers that details the connection between a patient’s unique genetic makeup and their risk of developing certain prevalent cancers.

AEON believes that it is the first clinical laboratory in the Southeast United States to use an automated process, resulting in lower turnaround time, lower pricing, and the highest coverage. AEON’s diagnostic service provides reports on the patient’s unique genetic makeup, and their associated risks of developing certain types of common cancers, and include significant data showing patient’s DNA profiles. AEON’s highly qualified scientists, along with certified genetic counselors are available for consultation and interpretation of AEON’s reports. These results help healthcare professionals, patients, and their families make future medical care decisions depending on the genomic mutations and associated cancers risks.

AEON’s multiple BRCA testing options including comprehensive sequencing and election/duplication analyses of BRCA1 and BRCA2 and numerous multigene panels. The BRCA gene test is a blood test that uses DNA analysis to identify harmful mutations in either one of these two highly penetrant genes which increase the chance for cancer of the breast, ovaries and fallopian tubes.

AEON offers the analysis of 38 genes covering 18 different cancers as outlined below:

GENE(S)	ASSOCIATED CANCER(S)/TUMOR(S)
APC	Colorectal, central nervous system, thyroid, liver, duodenal, pancreatic
ATM	Breast, pancreatic
NBN	Breast, prostate, possibly ovarian
BRCA1, BRCA2	Breast, ovarian, prostate, pancreatic, male breast
BRIP1, RAD51C, RAD51D	Breast, ovarian
BMPR1A, SMAD4	Stomach, colorectal, pancreatic
CDH1	Breast, colorectal, gastric
CDK4	Melanoma
CDKN2A	Melanoma, pancreatic
CHEK2	Breast, colorectal
FH	Kidney, leiomyomas
FLCN	Kidney
MAX	Pheochromocytoma
MET	Kidney
MLH1, MSH2, MSH6, PMS2, EPCAM	Ovarian, colorectal, uterine, stomach, small bowel, hepatobiliary, brain, pancreatic, sebaceous, urinary tract
MUTYH	Breast, colorectal
NF1	Optic glioma, gastrointestinal stromal tumor, paraganglioma/pheochromocytoma, neurofibromas, breast, Central nervous system
PALB2	Breast, pancreatic
PTEN	Breast, uterine, thyroid, colorectal, kidney
RET	Thyroid (medullary), Pheochromocytoma
SDHAF2, SDHB, SDHC, SDHD	Kidney, paraganglioma/pheochromocytoma, gastrointestinal stromal tumor
TSC1, TSC2	Kidney, cardiac rhabdomyomas, central nervous system
STK11	Colorectal, small bowel, pancreatic, breast, ovarian
TMEM127	Paraganglioma/pheochromocytoma
TP53	Brain, leukemia, breast, sarcoma, adrenocortical, gastrointestinal, genitourinary
VHL	Kidney, pheochromocytoma, central nervous system

•	Molecular Microbiology. Molecular microbiology identifies microorganisms including viruses, bacteria and parasites through DNA or RNA detection versus traditional microbiology procedures which use culture to grow potential microorganisms. This technique is rapid and highly sensitive, eliminating the need for culturing. Results can be obtained for a variety of pathogens within hours instead of days, creating a powerful diagnostic tool for physicians. AEON’s gastrointestinal panel tests for 22 pathogens from a stool sample and its respiratory panel tests for 20 pathogens from a nasopharyngeal swab.

Scientific Capabilities

AEON believes that its success has been driven by its strong scientific team which has more than 200 years of experience. The more than 30 members of AEON’s scientific team are involved in the operations of its laboratory and are continually working on R&D activities to expand the scope of the tests offered. A total of eight members of AEON’S scientific team have advanced degrees including five PhDs and three Masters degrees. All of AEON’s testing uses proprietary sample preparation methods to achieve the highest accuracy available. This methodology was developed with a team of leading scientists over several years, ensuring AEON provides the best information for patient care available.

Revenue and Sales and Marketing

AEON provides testing services to a broad range of health care providers and other customers. The primary client groups serviced by AEON include:

•	Physicians

•	Clinics

•	Medical Centers

•	Hospitals

•	Rehabilitation Centers or Intensive Outpatient Care Centers

AEON’s services are paid for through a mix of reimbursement from Medicare, Medicaid and private health insurance along with direct pay clients. Currently, the top 50 payors represent over 83% of AEON’s billings with 39% of these billings representing in-network insurance charges. No single customer (payor) accounts for more than 15% of AEON’s revenue or income.

For the transitional period from January 1, 2015 to June 30, 2015 and for the fiscal year ended December 31, 2014, AEON generated gross revenue of $11,420,000 and $24,100,000, respectively, and net income of $3,790,000 and $10,824,000, respectively.

Billing for laboratory services is a complicated process involving many payors such as MCOs, Medicare, Medicaid, physicians and physician groups, hospitals, patients and employer groups, all of which have different billing requirements. In addition, billing process arrangements with third-party administrators may further complicate the billing process. For its billing systems, AEON is currently utilizing CollaborateMD as its billing software.

AEON is currently working to become an in-network provider under contract with 100% of its private health insurance payors which it believes will result in higher volumes and higher collections. AEON has a staff of seven focusing on contracting with private health insurance payors and the credentialing required to be an in-network provider. AEON’s initial focus on been on the large, national payors and AEON recently signed a national contract with United Healthcare. As the Company shifts its focus to the large, national payors, management expects the percentage of in-network billings to rapidly increase.

AEON markets its services across a wide spectrum of physician specialties, physician organizations, behavioral and mental health rehabilitation groups, third party administrators (“TPA’s”), pharmacy benefit manager (“PBM’s”), small—medium—large healthcare systems and hospitals utilizing multiple channels including direct marketing, independent agents and distributors.

AEON’s three principal marketing channels include:

•	Direct Marketing – AEON employees call direct on accounts ranging from large, national payors to individual physicians.

•	Independent Agents – AEON has relationships with independent agents who are directly calling on doctors and selling multiple products and services.

•	Distributors – AEON has also teamed with sellers of other medical-related products who offer AEON’s testing services along with their offerings.

AEON’s early marketing strategy involved directing salespeople or independent agents into the field calling on individual/independent doctors leveraging independent agents who were already calling on the doctors and selling them a variety of other products and services to produce higher testing volumes. AEON’s marketing approach was based upon an approach which emphasized personally developing the agent network and also marketing AEON’s service-oriented approach as compared to the big, national labs. An early differentiator was (and continues to be) AEON’s willingness to work with the medical provider’s EMR systems—this creates “stickier” customers with higher retention and disincentive for the customers to switch testing companies once AEON is in their EMR system.

AEON is currently refining its marketing strategy to focus on large institutional accounts including large national payors and management companies, large hospitals, hospital systems, treatment centers and other labs. AEON has made significant staff additions to its direct marketing team with emphasis on these larger institutional accounts. The key goal is to reduce the cost of acquisition per new patient and per test. As AEON focuses on direct calling to larger accounts, it will concurrently look to reduce dependence on independent agents, giving AEON better control and lower cost per test. However, the sheer volume of independent agent-driven testing will keep this channel as a significant revenue contributor for the near term.

In conjunction with marketing to larger institutional and national accounts, AEON Company is also targeting to have 100% of its revenues under contract and in-network—targeting over 60% of revenues contracted/in-network by the end of 2016 and over 70% in 2017. The key benefits to this approach are higher test volumes and a higher percentage of collections. These benefits are expected to more than offset the generally lower negotiated in-network rates, while also providing some stability from potential future reimbursement rate reduction pressure.

As AEON continues to grow, it plans to pursue additional Lab-to-Lab Reference relationships to further drive increased contracted volume with lower cost of acquisition per new patient and per test. Under this model large accounts would contract with AEON under two primary scenarios:

•	Large account with its own existing lab contracts with AEON to serve as a reference lab.

•	Large account without a lab contracts with AEON as a reference lab. In this case AEON will help the account build out a lab and may also provide lab management services.

In each case, AEON believes it will gain significant volumes of new contracted testing.

Industry Background; Competition

The clinical laboratory business is intensely competitive. AEON competes with laboratories owned by hospitals, many larger and smaller independent laboratories, as well as physician office laboratories. The clinical laboratory industry consists primarily of three types of providers: hospital-based laboratories, physician-office laboratories and independent clinical and anatomical pathology laboratories. AEON believes that in 2014, the U.S. clinical laboratory testing industry generated revenues of approximately $60.0 billion based on Washington G-2 reports and other industry publications. The Centers for Medicare and Medicaid Services of the Department of Health and Human Services have estimated that in 2014 there were more than 8,900 hospital-based laboratories, 121,200 physician-office laboratories and 5,900 independent clinical laboratories in the U.S.

Through 2020, the diagnostic and medical laboratory market sector is forecasted to grow at an annualized rate of 6.2%. Demand for industry services is expected to grow due to a number of factors including the movement towards preventative care, the aging population, higher illicit drug use and the increasing trend towards personalized medicine. Another factor impacting the growth of the sector is the increase in the number of insured individuals under the Affordable Care Act. Management believes that large healthcare organizations including payors, providers and administrative service providers will drive increasing testing volumes as they strive to guide the treatment of patients, ensure safe use of prescriptions and help doctors provide the highest level of care.

AEON believes that the key differentiating factors giving it advantages over its competitors include:

•	Solutions - AEON provides a full suite of medical testing solutions with rapid reporting.

•	Processes - AEON complements its skilled medical and analytical staff with the use of robotic testing systems for precision and speed; each step is automated to avoid human error. This approach enables AEON to provide the fastest, most-reliable turn-around times in the industry for each professional test.

•	Reviews - AEON reviews every test result three times for complete confidence; testing outcomes are reviewed by two different professionals (degreed in biology, chemistry or related sciences), then the final report undergoes a review by a senior scientist before being released. This human touch provides oversight that cannot be achieved by fully-automated reporting processes.

•	Reports - Testing reports are comprehensive and easy-to-understand; in each testing protocol the outcomes are produced in formats that a physician can quickly grasp; delivered via portal, fax or EMR.

•	Assistance - AEON provides professional assistance in the interpretation of results; trained scientists and/or genetic counselors are on-hand to help the physician understand the results and integrate them into a patient’s overall treatment plan.

•	Retention - All samples are retained for four months; unlike most other labs, all specimens are held for long period in the event that re-testing if required. This back-up helps physicians to reduce liability concerns.

•	Compliance - AEON employs full-time staff focused on compliance and regulation, is in compliance with all requirements, and all employees adhere strictly to AEON’s compliance program. Through training, education and AEON’s Medical Testing Marketing Platform (MTMP), employees are held to the highest regulatory and ethical standards while retaining a focus on customer satisfaction.

•	Training - Training is provided regularly to AEON customers; helping to integrate medical testing into the protocols of a customer’s practice and ensuring proper testing are followed at all times.

•	Collaboration - AEON employees are hands-on partners with their customers, providing proactive support, patient education and long-term integration of medical testing within the practice or clinic.

•	Partnership - AEON seeks to build a long-term working relationship, earning the customer’s business through its superior products and service.

Diagnostic and medical laboratories are an integral part of patients’ medical evaluation and treatment providing healthcare practitioners with information concerning the onset, severity and cause of patients’ ailments and illnesses. The toxicology laboratories industry is in the growth stage of its life cycle, which is characterized by stronger growth than that of the overall economy, due to rapidly changing technologies and increasing market acceptance of the industry’s services. Over the next four years to 2020, industry revenue is forecast to increase at an annualized rate of 4.7% (as estimated by IBIS). Demand for industry services is expected to grow due to a number of factors including the movement towards preventative care, the aging population, higher illicit drug use and the increasing trend towards personalized medicine. Out-of-pocket costs for laboratory services are expected to decline, due to the healthcare insurance mandates, spurring demand for industry services.

Toxicology laboratories test an individual’s blood, urine or saliva for the presence of drugs or chemicals. Customers include hospitals, physicians and other health care providers, commercial clients and law enforcement who use the test results to assist in the detection of medication and other substances in the patient’s system. Healthcare provider’s use this information to guide the treatment of patients, ensure safe use of prescriptions and help doctors provide the highest level of care. Employers use the information to screen potential employees or for on-going testing for the use of illicit drugs. Typically, industry operators examine immunoassay, gas chromatography or gas chromatography/mass spectrometry (GC/MS) to detect for broad-based drug groups, such as opiates, benzodiazepines or barbiturates.

Higher illicit drug use is the primary driver of employers’ demand for toxicology tests. According to the latest data available from the Society for Human Resource Management, in 2011, 57.0% of businesses in the United States required employees to take drug tests. According to the Substance Abuse and Mental Health Services Administration’s (SAMHSA) 2013 National Survey on Drug Use and Health, 24.6 million Americans aged 12 and older used illicit drugs in the past month, or 9.4% of total adults aged 12 and older, up from 8.9% in 2010.

The high incidence of illicit drug and substance abuse in the United States has driven the demand for toxicology tests for employers and law enforcement, among others. Technological advances in toxicology testing have become increasingly available, accurate and cost-effective, enabling industry operators to test for more substances with higher accuracy. As a result of the Patient Protection and Affordable Care Act (the “Affordable Care Act” or “ACA”), the number of people with health insurance is increasing, encouraging visits to the physician and bolstering demand for toxicology labs to test for abnormalities or substances in blood and urine tests.

The toxicology laboratories industry is highly fragmented, and dominated by small toxicology laboratories that primarily cater to regional demand, such as the local law enforcement sector. However, large-scale companies have entered the market and have provided toxicology testing services to select markets (e.g. employers that have a multitude of establishments) throughout the United States. Over the past five years, market share concentration has increased as a result of stronger merger and acquisition activity. Key industry competitors include Ameritox, Aegis, Dominion and Quest Diagnostics. AEON believes that ongoing consolidation in the clinical laboratory testing business will continue. In addition, AEON believes that it and the other large independent clinical laboratory testing companies will be able to increase their share of the overall clinical laboratory testing market due to a number of factors, including cost efficiencies afforded by large-scale automated testing, reimbursement reductions and managed health care entities that require cost efficient testing services and large service networks. In addition, legal restrictions on physician referrals and their ownership of laboratories, as well as increased regulation of laboratories, are expected to contribute to the continuing consolidation of the industry.

Pharmacogenomics seeks to apply the field of genomics to improve the efficacy and safety of therapeutics. Simply put, pharmacogenomics is genetic-based testing to determine patient therapy. Pharmacogenomics testing services give doctors and healthcare provider’s insight into the genetic makeup of each of their patients and how their bodies metabolize and respond to different medications. The information in comprehensive pharmacogenomics testing reports give doctors the ability to prescribe medications and treatments based upon the individual’s genetic makeup.

Due to genetic variations, many patients experience adverse drug reactions (“ADRs”) from drugs that are relatively safe for others. ADRs are a significant cause of mortality and morbidity, which contribute to in-creased economic cost as well as human cost. In the JAMA study, “Incidence of Adverse Drug Reactions in Hospitalized Patients, of the incidence of ADRs, the authors estimated that in 1994, 2,216,000 hospitalized patients had serious ADRs and 106,000 patients had fatal ADRs. Based on those estimates, ADRs are between the fourth and sixth most common causes of death in the United States. ADRs are estimated to result in $1.56 billion to $4.0 billion dollars in direct hospital costs each year.

Regulation; Medicare and Private Reimbursement Policies

AEON’s business is impacted by extensive and frequently changing laws and regulations in the United States (at both, the federal and state levels), and the other jurisdictions in which it conducts business. These laws and regulations include regulations particular to AEON’s business, and laws and regulations relating to conducting business. AEON is also subject to inspections and audits by governmental agencies.

AEON’S testing business is subject to laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials. For example, the U.S. Occupational Safety and Health Administration (“OSHA”) has established extensive requirements relating specifically to workplace safety for healthcare employers in the U.S. This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, including preventing or minimizing any exposure through needle stick injuries. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the U.S. Department of Transportation, the U.S. Public Health Service, the U.S. Postal Service and the International Air Transport Association. AEON generally uses third-party vendors to dispose of regulated medical waste, hazardous waste and radioactive materials, and contractually requires them to comply with applicable laws and regulations.

AEON is required to comply with laws and regulations in the United States (at the federal and state levels), and jurisdictions outside the United States in which AEON conducts business, including the European Union, regarding protecting the security and privacy of certain healthcare and personal information. These privacy and security laws include the federal Health Insurance Portability and Accountability Act, as amended, and the regulations thereunder (collectively, “HIPAA”). The HIPAA security regulations establish requirements for safeguarding protected health information. The HIPAA privacy regulations establish comprehensive federal standards regarding the uses and disclosures of protected health information. Together, these laws and regulations establish a complex regulatory framework, and may require a healthcare provider to notify individuals or the government if the provider discovers certain breaches of personal information or protected health information. AEON maintains policies and practices in place, designed to meet all applicable requirements.

All U.S. laboratories that perform drug testing for certain public sector employees and employees of certain federally regulated businesses are required to be certified as meeting the detailed performance and quality standards of the Substance Abuse and Mental Health Services Administration. In order to obtain access to controlled substances used to perform drugs-of-abuse testing in the United States, laboratories must be licensed by the Drug Enforcement Administration. All of AEON’s laboratories, which perform the type of testing described in this paragraph are certified and licensed as required.

The Center for Medicaid and Medicare Services regulate all laboratory testing performed on humans through the Clinical Laboratory Improvements Amendment of 1988. CLIA extends federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. CLIA requires that all clinical laboratories meet quality assurance, quality control, and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections.

Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with tests classified as “high complexity,” “moderate complexity,” or “waived.” Laboratories performing high complexity testing are required to meet more stringent requirements than moderate complexity laboratories. Laboratories performing only waived tests, which are tests determined by the Food and Drug Administration to have a low potential for error and requiring little oversight, may apply for a certificate of waiver exempting them from most of the requirements of CLIA. The sanctions for failure to comply with CLIA requirements include suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business; cancellation or suspension of the laboratory’s approval to receive Medicare and/or Medicaid reimbursement, as well as significant fines and/or criminal penalties. The loss or suspension of a CLIA certification, imposition of a fine or other penalties, or future changes in the CLIA law or regulations (or interpretation of the law or regulations) could have a material adverse effect on AEON.

AEON is also subject to state and local laboratory regulation. CLIA provides that a state may adopt laboratory regulations different from, or more stringent than those under federal law, and a number of states have implemented their own laboratory regulatory requirements. State laws may require that laboratory personnel meet certain qualifications, specify certain quality controls, or require maintenance of certain records.

Existing federal laws governing federal health care programs, including Medicare and Medicaid, as well as similar state laws, impose a variety of broadly described fraud and abuse prohibitions on health care providers, including clinical laboratories. These laws are interpreted liberally, and enforced aggressively by multiple government agencies, including the U.S. Department of Justice, HHS’ Office of Inspector General (“OIG”), and various state agencies. Historically, the clinical laboratory industry has been the focus of major governmental enforcement initiatives. The federal government’s enforcement efforts have been increasing over the past decade, in part as a result of the enactment of HIPAA, which included several provisions related to fraud and abuse enforcement, including the establishment of a program to coordinate and fund federal, state and local law enforcement efforts. The Deficit Reduction Act of 2005 also included new requirements directed at Medicaid fraud, including increased spending on enforcement and financial incentives for states to adopt false claims act provisions similar to the federal False Claims Act. Recent amendments to the False Claims Act, as well as other enhancements to the federal fraud and abuse laws enacted as part of the ACA, are widely expected to further increase fraud and abuse enforcement efforts. For example, the ACA established an obligation to report and refund overpayments from Medicare within 60 days of identification; failure to comply with this new requirement can give rise to additional liability under the False Claims Act and Civil Monetary Penalties statute. On February 16, 2012, CMS issued a proposed rule to establish regulations addressing the reporting and returning of overpayments. Although the rule has not been finalized, cases have started to emerge with potential False Claims Act liability for retaining an overpayment beyond the 60-day deadline and the necessity to act quickly once an overpayment has been identified.

The federal health care programs’ anti-kickback law (the “Anti-Kickback Law”) prohibits knowingly providing anything of value in return for, or to induce, the referral of Medicare, Medicaid or other federal health care program business. Violations can result in imprisonment, fines, penalties, and/or exclusion from participation in federal health care programs. The OIG has published “safe harbor” regulations which specify certain arrangements that are protected from prosecution under the Anti-Kickback law if all conditions of the relevant safe harbor are met. Failure to fit within a safe harbor does not necessarily constitute a violation of the Anti-Kickback Law; rather, the arrangement would be subject to scrutiny by regulators and prosecutors and would be evaluated on a case by case basis. Many states have their own Medicaid anti-kickback laws and several states also have anti-kickback laws that apply to all payers (i.e., not just government health care programs).

From time to time, the OIG issues alerts and other guidance on certain practices in the health care industry that implicate the Anti-Kickback Law or other federal fraud and abuse laws.

Violations of other fraud and abuse laws also can result in exclusion from participation in federal health care programs, including Medicare and Medicaid. One basis for such exclusion is an individual or entity’s submission of claims to Medicare or Medicaid that are substantially in excess of that individual or entity’s usual charges for like items or services. In 2003, the OIG issued a notice of proposed rulemaking that would have defined the terms “usual charges” and “substantially in excess” in ways that might have required providers, including AEON, to either lower their charges to Medicare and Medicaid or increase charges to certain other payers to avoid the risk of exclusion. On June 18, 2007, however, the OIG withdrew the proposed rule, saying it preferred to continue evaluating billing patterns on a case-by-case basis. In its withdrawal notice, the OIG also said it “remains concerned about disparities in the amounts charged to Medicare and Medicaid when compared to private payers,” that it continues to believe its exclusion authority for excess charges “provides useful backstop protection for the public fisc from providers that routinely charge Medicare or Medicaid substantially more than their other customers” and that it will continue to use “all tools available … to address instances where Medicare or Medicaid are charged substantially more than other payers.” Thus, although the OIG did not proceed with its rulemaking, an enforcement action under this statutory exclusion basis is possible and, if pursued, could have an adverse effect on AEON. The enforcement by Medicaid officials of similar state law restrictions also could have a material adverse effect on AEON.

Under another federal statute, known as the “Stark Law” or “self-referral” prohibition, physicians who have a financial or a compensation relationship with a clinical laboratory may not, unless an exception applies, refer Medicare patients for testing to the laboratory, regardless of the intent of the parties. Similarly, laboratories may not bill Medicare for services furnished pursuant to a prohibited self-referral. There are several Stark law exceptions that are relevant to arrangements involving clinical laboratories, including: 1) fair market value compensation for the provision of items or services; 2) payments by physicians to a laboratory for clinical laboratory services; 3) an exception for certain ancillary services (including laboratory services) provided within the referring physician’s own office, if certain criteria are satisfied; 4) physician investment in a company whose stock is traded on a public exchange and has stockholder equity exceeding $75 million; and 5) certain space and equipment rental arrangements that are set at a fair market value rate and satisfy other requirements. All of the requirements of a Stark Law exception must be met in order for the exception to apply. Many states have their own self-referral laws as well, which in some cases apply to all patient referrals, not just Medicare.

There are a variety of other types of federal and state fraud and abuse laws, including laws prohibiting submission of false or fraudulent claims. AEON takes all laws and regulations applicable to its industry very seriously, and therefore, conducts its business in compliance with all applicable federal and state fraud and abuse laws. However, AEON is unable to predict how these laws will be applied in the future, and as such, AEON gives no assurances that its arrangements will not be subject to scrutiny under such laws. Sanctions for violations of these laws may include exclusion from participation in Medicare, Medicaid and other federal or state health care programs, significant criminal and civil fines and penalties, and loss of licensure. Any exclusion from participation in a federal health care program, or any loss of licensure, arising from any action by any federal or state regulatory or enforcement authority, would likely have a material adverse effect on AEON’s business. Finally, any significant criminal or civil penalty resulting from such proceedings could also have a material adverse effect on AEON’s business.

Medicare beneficiaries’ access to laboratory testing will be integral to the industry’s growth over the next five years. In April 2014, the Protecting Access to Medicare Act of 2014 was enacted into law, which will significantly affect the Clinical Laboratory Fee Schedule (“CLFS”). Most diagnostic services are assigned a code under the Current Procedural Terminology (“CPT”) coding system created by the American Medical Association in 1966. Typically, the CPT code is a five-digit number that is assigned to an item or service, with genetic tests billed using CPT laboratory and pathology codes. In 1984, Congress authorized the creation of the Medicare Clinical Laboratory Fee Schedule for clinical laboratory services. The CLFS is, in reality, many fee schedules, as each carrier is required to establish its own schedule. Payments allowable under the CLFS were to be adjusted annually based on the Consumer Price Index, an index that grew at a rate below the rate of inflation for medical goods and services. One year later, Congress established a National Limitation Amount (NLA) to establish a cap on fees for laboratory services. Following establishment of the NLA, the maximum allowable charge for laboratory services covered by Medicare was the lesser of the provider’s charge for the service, the applicable carrier’s fee schedule amount, or the NLA. Starting in 2017, Medicare payments for clinical diagnostic laboratory tests will be determined by a market-based payment system, effectively basing Medicare payments on the weighted median of private payers’ payment rates for each test. Overall, the Congressional Budget Office (“CBO”) projects that these reforms to the CLFS will cut Medicare spending by $1.0 billion between 2014 and 2019 and an additional $2.5 billion from 2014 to 2024. Overall, this legislation will require laboratories to report variations in payment rates, such as varying payments across payers, thus likely translating to fewer discrepancies in payments. Diagnostic and medical laboratories will likely contend with increasingly competitive reimbursement rates. In addition, laboratories can be fined up to $10,000 per day for failing to report or misrepresenting laboratory payments.

The Medicaid program is a joint state-federal medical assistance program established and governed by Title XIX of the Social Security Act. The program provides assistance to more than fifty million Americans, approximately half of whom are children. The federal government has established broad guidelines for the program. States are free to administer their programs and to establish their own eligibility standards, type and scope of services, and payment rates. States must provide Medicaid benefits to certain individuals who are deemed “categorically needy;” most of these individuals are indigent women and children, and people receiving Social Security disability benefits. States may also provide benefits to individuals who are not “categorically needy” but who are deemed to be in need of assistance. In addition, children who do not qualify for benefits under Medicaid may be eligible to participate in the State Children’s Health Insurance Program (SCHIP) under Title XIX of the Social Security Act. Medicaid programs also are substantial payors for care provided in skilled nursing facilities. Given this mix of beneficiaries, Medicaid programs are important payors for items and services that are needed by women, children and nursing home residents.

Under the Medicaid program states are required to cover inpatient and outpatient hospital services, physician services, childhood vaccines, and certain laboratory and imaging services. Each state has its own drug testing laws, which limits the extent to which large-scale toxicology laboratories can enter the market and cater to demand throughout the United States.

The Early and Periodic Screening, Diagnostic and Treatment (“EPSDT”) benefit provides comprehensive and preventive health care services for children under age 21 who are enrolled in Medicaid. States are required to provide comprehensive services and furnish all Medicaid coverable, appropriate, and medically necessary services needed to correct and ameliorate health conditions, based on certain federal guidelines. Laboratory testing is covered under EPSDT. In addition, States are required to provide any additional health care services that are coverable under the Federal Medicaid program and found to be medically necessary to treat, correct or reduce illnesses and conditions discovered regardless of whether the service is covered in a state’s Medicaid plan. It is the responsibility of states to determine medical necessity on a case-by-case basis Private payors are likely to consider the following in making coverage decisions regarding genetic tests: current signs and symptoms of the disease the test is intended to diagnose or rule out; personal or family history or risk factors for the disease; whether the test is considered to be investigational or experimental; the site at which the test will be performed; and whether the test will influence management or treatment of the disease.

Like Medicare, private insurers are beginning to show interest in the use of scientific or medical evidence as a basis for coverage decisions. Some private payors are using a formalized technology assessment process to evaluate new tests and treatments. For example, Blue Cross Blue Shield employs a Technology Evaluation Center, the function and goals of which closely resemble Medicare’s Technology Assessment process.

Many private payors have adopted the use of CPT codes and a laboratory fee schedule, making their processes similar to what Medicare employs. Some payors adopt the Medicare approach on an almost wholesale basis, agreeing to pay providers, for example, “95% of the Medicare Fee Schedule.”

The Toxicology Laboratories industry is subject to a heavy level of federal, state and local regulation. The Centers for Medicare and Medicaid Services (CMS) regulates all laboratory testing (except research) performed on humans in the United States through the Clinical Laboratory Improvement Amendments (CLIA). CLIA extends federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally approved accreditation agency. Pursuant to CLIA, clinical laboratories must meet quality assurance, quality control and personnel standards. Labs must also undergo proficiency testing by the College of American Pathologists and are subject to inspections. All clinical laboratories must be properly certified to receive Medicare or Medicaid payments. Drug testing for public-sector employees, a staple of the Toxicology Laboratories industry, is regulated by the Substance Abuse and Mental Health Services Administration, which has established detailed performance and quality standards that laboratories must meet in order to be approved to perform drug testing on employees of federal government contractors and certain other entities.

Management believes that the regulatory landscape, particularly reimbursement rates set by the laboratory fee schedule, will likely become more stringent over the next five years. Starting in 2017, Medicare’s fee schedule will be determined by private payer rates, with more favorable reimbursements for single-source proprietary tests. This change will likely lower the incidence of pain physicians demanding a multitude of high-tech tests for detecting whether or not Medicare beneficiaries use specific drugs. As a result, there will likely be rising demand for proprietary toxicology tests that test for numerous drugs simultaneously.

In March 2010, President Obama signed the Patient Protection and Affordable Care Act. While the laboratory industry agreed to a five-year annual rate reduction of 1.75% to the Medicare clinical lab fee schedule under healthcare reform, the long-term positives are expected to outweigh this reduction. Healthcare coverage has been mandated since 2010, which has stimulated laboratory testing volumes. The PPACA’s inclusion of laboratory services as part of the basic coverage for those currently uninsured will increase the number of patients with access to industry services. Under the PPACA, Medicare will cover the entire cost of preventive services, such as screening tests. In addition, all private health plans must also provide coverage for preventive services.

Employees

At September 15, 2016, the Company had approximately 101 full time employees, 38 independent contractors, and 27 independent sales representatives or distribution groups. The Company has no collective bargaining agreements with unions covering its employees, and believes that its overall relations with its employees are good.

Historical AHC Business

AHC and its subsidiaries provide secure web-based revenue cycle management applications and telehealth products and services that enable healthcare organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. AHC’s web-based services are delivered as Software as a Service (SaaS) to its customers interfacing seamlessly with billing, information and document management systems. These solutions incorporate multiple features and security technologies such as business-rules based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient management capabilities. Both web and fax-based communications are integrated into automated, secure and trusted workflow solutions.

AHC’s telehealth solutions provide in-home patient vital signs monitoring systems and services to improve care for patients and reduce the cost of care by delivering results to their healthcare providers via the Internet.

AHC’s telehealth solutions combine its tablet or Electronic House Call™ patient vital signs monitoring appliances or its Interactive Voice Response patient vital signs monitoring solution with a web-based management and monitoring software module. Both solutions enable unattended measurements of patients’ vital signs and related health information and are designed to aid wellness and preventative care and deliver better care to specific patient segments that require regular monitoring of medical and behavioral health conditions. Healthcare providers can easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans securely via the Internet. The service provides a combination of care plan schedule reminders and comprehensive disease management education as well as intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Healthcare providers and health insurers are also expected to benefit by having additional tools to improve patient care and reduce in-person and emergency room patient visits and hospital readmissions.

AHC operates its business in the United States with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. AHC is engaged in the development and sale of web-based services largely based on its Inscrybe® platform and related capabilities and its telehealth products and services. In recent years AHC has focused its efforts on developing and introducing solutions for use in the healthcare information technology industry. Inscrybe® Healthcare is a secure web-based revenue cycle management workflow automation solution that enables healthcare industry participants to securely exchange and track a variety of documents, certificates, authorizations, and other information over different modes of communication, including electronic and fax delivery. Inscrybe Healthcare incorporates electronic signatures, business- rules based electronic forms, content authentication using AuthentiProof, workflow intelligence for routing and transaction management, and identity credentialing and verification. Inscrybe Healthcare allows users to simplify complex clinical and administrative processes required for patient care, and facilitates order processing, online review and electronic signature of healthcare documentation, while validating the identity of the parties involved. Further, it is designed to comply with Health Insurance Portability and Accountability Act (HIPAA) guidelines. AHC designed the system in a modular fashion so it is easily configurable to meet customer needs and allows for the migration from current paper-based processes to an efficient paperless automated work environment. It is used to track and manage all kinds of structured and unstructured data and can be interfaced with existing in-house and external systems, including Health Information Exchange infrastructures. Inscrybe Healthcare includes the following workflow automation solutions:

•	Inscrybe Referral and Order Management - provides an automated process for the exchange, update, completion and management of healthcare orders including certificates of medical necessity, plan-of-care forums, written orders, interim orders, prior authorizations, claim attachments and other supporting documentation required by healthcare payors for reimbursement of medical equipment and service claims from care providers. The physician module available with this solution provides physicians and their staff members with the ability to automate the referral order entry and tracking process and enables physicians to electronically sign order documents securely on the web. Physicians can also use this solution to refer patients to other physicians, communicate with patients using secure e-mail and track billable signatures and time spent managing patient care plans to support reimbursements. The solution’s community portal and workflow features enable home care and post-acute care providers, hospitals, health insurers and physicians to streamline important workflow processes which facilitate timely patient care, accelerate referral completion and reimbursement, maximize productivity, enhance compliance and reduce costs.

•	Inscrybe Hospital Discharge - automates the hospital discharge planning process and enables hospital case managers, social workers, and discharge planners to optimize the patient discharge process. The Hospital Discharge solution uses defined workflows for patient discharge referrals, eligibility verification and acceptance, and automatic notifications to suitable care facilities or home care providers. The solution improves hospital facility utilization by optimizing patient length-of-stay and bed turnover and can incorporate input from family members into the discharge process resulting in a more efficient, cost-effective discharge planning process and enhanced compliance with patient care plans. Hospitals can also use this solution to monitor post-discharge patient care to help reduce hospital readmissions and related costs imposed by recent regulatory reforms.

AEON intends to continue its efforts to market AHC’s web-based services and related products in our target markets. AEON also intends to focus on identifying additional applications and markets where our technology can address customer needs. However, AHC has incurred significant recurring losses and our operations and product development activities have required substantial capital investment to date.

Available Information

The Company files Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, files or furnishes Current Reports on Form 8-K, files or furnishes amendments to those reports, and files proxy and information statements with the SEC. These reports and statements may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

AEON Properties During the Transition Period

AEON provides its services utilizing state of the art testing equipment and proprietary sampling preparation at its 28,000 square foot campus in Gainesville, Georgia. AEON also uses the latest in robotic sample preparation machinery for its toxicology, pharmacogenomics and hereditary cancer testing. Robotic sample preparation increases AEON’s throughput, as well as minimizes the potential for human errors.

AEON’s leases its facilities under a lease agreement dated March 1, 2014, as amended January 20, 2016. The lease, as amended, provided for a term of 12 years expiring March 2026. The lease payment are as follows:

•	the monthly rent of $23,750 from March 1, 2014 through March 31, 2015; and

•	the monthly rent of $24,250 from April 1, 2015 through January 31, 2016;

The lease, as amended, provides for a term of 12 years expiring March 2026. The lease payments are as follows:

•	the monthly rent of $46,500 from February 1, 2016 through March 31, 2017;

•	the monthly rent of $48,000 from April 1, 2017 through March 31, 2018;

•	the monthly rent of $49,500 from April 1, 2018 through March 31, 2019

•	the monthly rent of $51,000 from April 1, 2019 through March 31, 2020;

•	the monthly rent of $52,500 from April 1, 2020 through March 31, 2021;

•	the monthly rent of $54,000 from April 1, 2021 through March 31, 2022;

•	the monthly sum of $55,500 from April 1, 2022 through March 31, 2023;

•	the monthly rent of $57,000 from April 1, 2023 through March 31, 2024;

•	the monthly rent of $58,500 from April 1, 2024 through March 31, 2025; and

•	the monthly rent of $60,000 from April 1, 2025 through March 31, 2026.

In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a first priority lien and security interest in substantially all of its assets.

The landlord under the lease is Centennial Properties of Georgia, LLC, a Georgia limited liability company. Centennial is owned by Sonny Roshan, our Chairman and Chief Executive Officer, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom are former members of AEON and will be received and may in the future receive common stock as a result of the AEON Acquisition.

Authentidate Properties During the Transition Period

AHC entered into the lease agreement for its executive offices on July 11, 2005. The lease was for a term of 10 years and four months, with a commencement date of October 1, 2005 and covers approximately 19,700 total rentable square feet. The annual rent in the first year was $324,000 increasing to $512,000 in year 2 and increasing at regular intervals until year 10 when the annual rent was approximately $561,000. Effective February 1, 2010, AHC amended its lease to reduce the annual rent to approximately $512,000 for the remaining term and extended the lease term for one year through January 2017. As part of the lease agreement, AHC posted a letter of credit securing its lease payments which was reduced to approximately $256,000. On September 23, 2015, AHC amended its lease to relocate its executive offices to approximately 5,200 total rentable square feet in the same building. The lease amendment is dated as of September 15, 2015 and will be effective upon the completion of renovations to the premises or, if earlier, the date that the company occupies the space. The amended lease has a term of six years following the occupancy date and annual rentals ranging from approximately $135,000 in the first year to $148,000 in the final year. The lease also provides AHC with a one-time option to renew the lease for a term of five years at the then-current market rate and, provided AHC pays an early termination fee, allows AHC an early termination option on each of the 18-month, 27-month and 36-month anniversary dates of the effective date of the amendment. As part of the lease agreement, AHC will reduce its letter of credit securing its lease payments to approximately $135,000.

Item 3.	Legal Proceedings.

The Company

From time to time, the Company is subject to claims in legal proceedings arising in the ordinary course of its business, including payroll-related and various employment-related matters. All litigation currently pending against the Company relates to matters that have arisen in the ordinary course of business and the Company believes that such matters will not have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

AEON Legal Proceedings During the Transition Period

AEON is subject to claims in legal proceedings arising in the ordinary course of its business, including payroll-related and various employment-related matters. All litigation pending against AEON during the transition period related to matters that arose in the ordinary course of business and AEON believes that such matters did not have any will not have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Authentidate Legal Proceedings During the Transition Period

On May 22, 2015, AHC, together with its subsidiary, Express MD Solutions, LLC, entered into a license and settlement agreement with Robert Bosch Healthcare Systems, Inc. providing for the resolution and dismissal, with prejudice, of the purported patent infringement lawsuit filed by Bosch against Express MD in January 2012 in the U.S. District Court for the Northern District of California, Case No. 5:12-cv-00068-JW. While AHC did not believe that it was infringing any of the asserted patents, in order to mitigate its risk and avoid further costs and distractions of litigation, AHC entered into the license and settlement agreement. As previously reported by AHC, the complaint alleged that the company’s “Electronic House Call” product infringes one or more claims of certain patents allegedly owned by Bosch. The agreement provides for AHC to be granted by Bosch a worldwide, non-exclusive, non-assignable, royalty bearing license under the patents and a covenant not to be sued under certain other patents owned by Bosch. In consideration thereof, AHC agreed to pay Bosch for the license and related matters and to pay certain royalties to Bosch for a three year period thereafter.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Prior to the AEON Acquisition, AEON was a privately held limited liability company and its membership interests did not trade on any market or exchange. The Company’s common stock currently trades on the OTC Pink market tier, an electronic quotation service operated by OTC Markets Group Inc., under the symbol “ADAT.” From January 29, 2016 until June 30, 2016, the Company’s, and prior to the AEON Acquisition, AHC’s, common stock traded on the OTCQB market tier, an electronic quotation service operated by OTC Markets Group Inc. Prior to January 29, 2016, AHC’s common stock traded on The NASDAQ Capital Market. The following table sets forth, for the common stock, the high and low sales prices for the periods reflected below (after giving effect to our reverse 1 for 9 reverse stock split described below)

	High	Low
For the year ended June 30, 2016
First Quarter	$4.95	$0.81
Second Quarter	8.01	2.52
Third Quarter	6.75	2.85
Fourth Quarter	4.15	2.05

For the year ended June 30, 2015
First Quarter	$7.92	$3.96
Second Quarter	10.80	5.40
Third Quarter	8.45	1.80
Fourth Quarter	2.88	1.44

For the year ended June 30, 2014
First Quarter	$8.73	$7.8
Second Quarter	16.92	7.92
Third Quarter	14.31	8.73
Fourth Quarter	10.26	5.49

As of July 15, 2016, there were approximately 400 holders of record of the Company’s common stock.

Nasdaq Stock Market

On January 28, 2015, AHC received a staff deficiency letter from The Nasdaq Stock Market notifying AHC that for the prior 30 consecutive business days, the closing bid price per share of its common stock was below the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as required by Listing Rule 5550(a)(2) (the “Bid Price Rule”). Nasdaq provided AHC with 180 calendar days, or until July 27, 2015, to regain compliance with the Bid Price Rule. To regain compliance with the Bid Price Rule, the closing bid price of its common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180 day grace period.

Subsequently, on May 28, 2015, AHC received a second staff deficiency letter from The Nasdaq Stock Market notifying it that AHC did not comply with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, which requires listed companies to maintain stockholders’ equity of at least $2.5 million. Nasdaq provided us with 45 calendar days, or until July 13, 2015, to submit a plan to regain compliance with the minimum stockholders’ equity standard. Pursuant to an extension granted by the staff, AHC submitted its compliance plan on July 21, 2015.

On July 29, 2015, AHC received a determination letter from the staff of The Nasdaq Stock Market stating that it has not regained compliance with The Nasdaq Capital Market minimum bid price of $1.00 requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2). The Nasdaq determination letter also stated that AHC was not eligible for an additional 180-day extension to regain compliance with the minimum bid price rule because the company does not meet the minimum stockholders’ equity initial listing requirement for the Nasdaq Capital Market. The determination letter also stated that the Company did not maintain a minimum $2.5 million in stockholders’ equity for continued listing and did not meet the alternatives of market value of listed securities or net income as required under Listing Rule 5550(b) and that such deficiency serves as an additional basis for delisting. Pursuant to the determination letter, AHC requested a hearing to appeal this determination on August 5, 2015, and were granted a hearing on September 10, 2015. At the hearing AHC presented its plan to regain compliance with both the minimum bid price requirement of Listing Rule 5550(a)(2) and the minimum shareholders’ equity requirement of Listing Rule 5550(b)(1). On September 16, 2015, AHC received written notice that the Panel granted its request to remain listed on The NASDAQ Stock Market, LLC, subject to the condition that, on or before January 25, 2016, AHC shall announce and inform the Panel that AHC’s proposed business combination has closed and that NASDAQ’s Listing Qualifications Staff (the “Staff”) has approved the combined entity’s application for initial listing on NASDAQ. In its written notice, the Panel stated that during the granted exception period the company must promptly notify the Panel of any significant developments, particularly any event, condition or circumstance that may impact its ability to meet the terms of the exception granted by the Panel and that the Panel reserves the right to reconsider the granted exception in such an instance.

On January 27, 2016, AHC received notification from The Panel has determined to delist the shares of the AHC’s common stock from NASDAQ and that trading in the Company’s Common Stock will be suspended on NASDAQ effective at the open of business on January 29, 2016.

Reverse Stock Split

At the Special Meeting of Stockholders of AHC on January 20, 2016 (the “Special Meeting”), the stockholders of the Company approved an amendment to the Company’s Amended Certificate of Incorporation to implement a reverse stock split, with the ratio to be determined by the board of directors of the Company, within a range of not less than 1-for-2 or greater than 1-for-10. The Board of Directors of AHC determined to fix the ratio for the reverse stock split at 1-for-9. Thereafter, on January 21, 2016, AHC filed a Certificate of Amendment to its Amended Certificate of Incorporation of AHC (the “Split Amendment”) to implement a one-for-nine reverse split of its common stock (the “Reverse Split”). The Reverse Split was effective as of 5:00 p.m. (Eastern Time) on January 22, 2016, and AHC’s common stock began to trade on a post-split basis on January 25, 2016.

As a result of the Reverse Split, every nine shares of issued and outstanding common stock combined into one share of issued and outstanding common stock. In addition, the Reverse Split effected a proportionate adjustment to the per share exercise price and the number of shares issuable upon the exercise or settlement of all outstanding options and warrants to purchase or acquire, as applicable, shares of common stock, and the number of shares reserved for issuance pursuant to the existing equity incentive compensation plans were reduced proportionately. The Reverse Split also effected a proportionate adjustment to the conversion price and number of shares of common stock issuable upon the conversion of all outstanding shares of convertible preferred stock and upon the conversion of all outstanding convertible debt instruments.

Dividend Policy

The Company

The Company does not expect to pay any dividends on the common stock in the foreseeable future and plan to retain earnings, if any, to finance the development and expansion of its business. Further, our Certificate of Incorporation authorizes our Board of Directors to issue Preferred Stock with a preferential right to dividends. We currently have 28,000 shares of Series B preferred stock outstanding which have the right to receive dividends equal to an annual rate of 10% of the issue price payable on a semi-annual basis and 665,000 shares of Series D preferred stock outstanding which have the right to receive dividends equal to an annual rate of 5% of the issue price payable on a semi-annual basis in cash or shares of common stock, at our option.

AEON

AEON, as a limited liability company, historically has paid distributions to its members. AHC.

Authentidate

AHC has not paid any dividends on its common stock since its inception.

Sales of Unregistered Securities Unregistered Securities During the Transition Period

Authentidate

For the quarter ended June 30, 2015, AHC issued options to purchase an aggregate of 739,915 shares of common stock to its non-executive directors that elected to receive options and in July 2015, AHC issued an aggregate of 78,854 restricted shares of its common stock to its non-executive directors who served on its board during the fiscal quarter that elected to receive shares of common stock in lieu of the cash fees earned for their service as members of its board of directors pursuant to the 2011 Omnibus Equity Incentive Plan. The options are exercisable for a period of ten years at an exercise price of $0.19 per share. Such securities were issued for service on its board during the quarter ended June 30, 2014. These securities were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Effective as of June 30, 2015, AHC issued an aggregate of 151,869 shares of common stock in lieu of the cash payment of accrued dividends of $164,884 on its outstanding shares of Series D convertible preferred stock, in accordance with the applicable terms of the Series D convertible preferred stock. Certain officers, directors and significant stockholders of AHC own shares of Series D convertible preferred stock and received shares of common stock, as follows: an entity affiliated with one of AHC’s directors at the time, J. David Luce, and his spouse, were issued a total of 60,518 shares; an entity affiliated with Mr. Luce’s sibling received 3,997 shares; Todd A. Borus, a director at the time, was issued 571 shares; William A. Marshall, AHC’s chief financial officer at the time, was issued 2,284 shares; and Lazarus Investment Partners, which owned in excess of 20% of AHC common stock, was issued 45,674 shares. The foregoing shares of common stock were issued pursuant to Section 4(a)(2) of the Securities Act of 1993, as amended.

Securities Authorized for Issuance under Equity Compensation Plans

Disclosure pursuant to this item is provided below in Item 12 of this Transitional Report.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Events

On January 27, 2016, Peachstate Health Management LLC, d/b/a AEON Clinical Laboratories (“AEON”) was merged into a newly formed acquisition subsidiary of the Company (the “AEON Acquisition”) pursuant to a definitive Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 (collectively the “Merger Agreement”). The merger certificate was filed with the Secretary of State of Georgia on January 27, 2016. AEON survived the merger as a wholly-owned subsidiary of the Company. Following the completion of the AEON Acquisition, the business conducted by AEON became primarily the business conducted by the Company. The AEON Acquisition requires certain Earnout Payments (as defined and described below) to be paid to the former members of AEON upon achievement of certain financial milestones. The Earnout Payments must be paid in shares of our common stock.

In accordance with the Merger Agreement, the members of AEON prior to the effective time of the AEON Acquisition became holders of shares of our common stock, issuable in tranches as described in below. The closing of the AEON Acquisition occurred on January 27, 2016 and the Company filed a Current Report on Form 8-K on February 1, 2016 regarding the AEON Acquisition in accordance with the SEC regulations.

Pursuant to the terms of the Merger Agreement, among other things:

•	Following the AEON Acquisition, AEON is operated as a separate entity.

•	The former members of AEON prior to the effective time of the AEON Acquisition became holders of shares of our common stock issuable in tranches as follows (the payments referred to in (b), (c), (d) and (e) below are hereinafter be referred to as the “Earnout Payments”):

(a)     At the closing of the AEON Acquisition, the membership interests of AEON were converted into the right to receive such number of validly issued, fully paid and non-assessable shares of our common stock as is equal to 19.9% of the issued and outstanding shares of our common stock (rounded to the nearest whole share) as of the close of business on the business day immediately prior to the closing date of the AEON Acquisition (958,030 total shares of our common stock).

(b)     Within three days of after July 11, 2016, the date that the stockholders approve of the Earnout Payment, we issued to the former AEON members such number of additional shares of our common stock as equal to 5.0% of the issued and outstanding shares of our common stock (rounded to the nearest whole share) as of the close of business on the business day immediately prior to the closing date of the AEON Acquisition (240,711 shares of our common stock).

(c)     In the event AEON achieves at least $16,000,000 in EBITDA for the calendar year ending December 31, 2015, then on or after September 1, 2016, we will issue to the former AEON members such number of shares of our common stock as is equal to 24% of the issued and outstanding shares of our common stock (rounded to the nearest whole share) as of close of business on the business day immediately prior to the closing date of the AEON Acquisition (1,155,415 shares of our common stock). The parties have determined that AEON has satisfied the EBITDA threshold for December 31, 2015 and the shares have been authorized for issuance.

(d)     In the event AEON achieves at least $65,900,000 in EBITDA, in the aggregate, for the three calendar years ending December 31, 2016, 2017 and 2018, then, on October 1, 2019, subject to the completion of the audited financial statements of AEON for the calendar year ending December 31, 2018, we will issue to the former AEON members such number of additional shares of our common stock as is equal to 36.1% of the issued and outstanding shares of our common stock (rounded to the nearest whole share) as of the close of business on the business day immediately prior to the closing date of the AEON Acquisition; provided, however, we will issue to the former AEON members such number of additional shares of our common stock so that the total number of shares of our common stock issuable to the former AEON members shall equal 85% of the issued and outstanding our common stock on a post-issuance basis (rounded to the nearest whole share) on a Fully Diluted Basis (as defined below).

(e)     In the event AEON achieves at least $100,000,000 in EBITDA, in the aggregate, for the four calendar years ending December 31, 2019, we will issue to the former AEON members such number of shares of our common stock which equals an additional 5% of the issued and outstanding shares of our common stock on a post-issuance basis (rounded to the nearest whole share), on a Fully Diluted Basis, in addition to our common stock issued to the former AEON members under (b), (c) and (d) above (resulting in the AEON members potentially owning 90% of the issued and outstanding shares of our common stock on a post issuance basis and Fully Diluted Basis if all the additional tranches are earned).

For purposes of determining the potential number of shares of our common stock which may be earned in the future, the term “Fully Diluted Basis” means mean the aggregate of all outstanding shares of our common stock, plus the shares of our common stock issuable upon exercise or conversion of any derivative security outstanding with a conversion or exercise price of $6.75 or less, in each case on the close of business on the business day immediately prior to the closing date of the AEON Acquisition.

The Merger Agreement provides that the former AEON members, as holders of shares of our common stock issued pursuant to the Merger Agreement, will have the right to nominate one person to our Board of Directors for each 10% of the outstanding shares of our common stock beneficially owned by the former AEON members. In the event that a vacancy is created on the our Board of Directors at any time due to the death, disability, retirement, resignation or removal of a director elected by the former AEON members, then the former AEON members shall have the right to nominate an individual to fill such vacancy.

Effective as of the closing of the AEON Acquisition, (i) Mr. Sonny Roshan, the former Chairman of AEON, was appointed the Chairman of the Company, which is an executive officer position at the Company, (ii) Mr. Richard Hersperger, the former Chief Executive Officer of AEON, assumed the role of Chief Executive Officer of the Company, and (iii) each of Messrs. Roshan and Hersperger were elected directors of the Company (which became effective February 16, 2016). On August 7, 2016, the employment of Mr. Hersperger terminated and Mr. Roshan assumed the position of Chief Executive Officer.

Basis of Presentation

On January 27, 2016, AEON completed the transactions contemplated by the Merger Agreement with AHC under which AEON merged with a wholly owned subsidiary of AHC and will be operated as a separate entity. The merger was accounted for as a reverse acquisition with AEON treated for accounting purposes as the acquirer. As such, the financial statements of AEON are treated as the historical financial statements of the Company. For the periods prior to the closing of the reverse acquisition the disclosure below relates to the historical business and operations of AEON. Effective as of the closing of the merger, AEON changed its fiscal year end from December 31 to June 30.

In this Management Discussion and Analysis of Financial Condition and Results of Operations, when financial results for the 2015 transition period are compared to financial results for the year ended December 31, 2014. The results for the year ended December 31, 2014 are compared to the results for the year ended December 31, 2013.

Overview of AEON Business

Prior to the closing of the AEON Acquisition, AEON was a privately-held Georgia limited liability company. AEON was founded in June, 2010 by Hanif (“Sonny”) Roshan, our Chairman and Chief Executive Officer. AEON is based in a 28,000 square foot campus in Gainesville, Georgia. Going forward the AEON business will constitute the majority of the combined company’s business.

AEON’s primary business focus is on the “Personalized Medicine” approach to laboratory testing. This includes the testing of an individual’s blood, urine or saliva for the presence of drugs or chemicals and the patient’s DNA profile.

AEON is an innovator in the genomic testing area with three established genetic tests today (pharmacogenomics, cancer genetic testing and cancer tumor) and a pipeline of additional genetic tests in development which it plans to bring to market over the coming eighteen months. AEON is investing to expand its genetic testing capabilities to address the rapidly increasing demand for more personalized medical analysis that involves using an individual’s genetic profile to guide decisions regarding the prevention, diagnosis, and treatment of disease. AEON strives to offer unique testing specifically designed for its increased focus on personalized medicine, with superior service levels. In this effort, AEON provides advanced testing in DNA pharmacogenomics, cancer genetics and molecular microbiology. Genomic testing is more complex than conventional toxicology testing, requires unique knowledge and significantly more sophisticated equipment. As a result, genomic testing commands higher pricing while enjoying significantly less competition.

Toxicology is also a major component of AEON’s product mix and will continue to be an important element of AEON’s business strategy. AEON’s toxicology testing provides information about the medication and other substances in the patient’s system from either urine or oral fluid samples. This information helps guide a clinician’s treatment of a patient. In addition, this testing ensures the safe use of prescriptions and is designed to help doctors provide the highest level of care. AEON offers a comprehensive set of toxicology tests and conducts more than 15,000 tests per month.

AEON supports its national client base from its Gainesville, Georgia headquarters. AEON is focused on technology innovation and efficiency, utilizing state of the art testing equipment and its proprietary methodologies to provide some of the fastest and most reliable test results in the nation. AEON focuses on a service model that emphasizes the importance of the test result for both the client and the patient. By focusing on fast, accurate turnaround of test results and the ability to integrate directly with the electronic medical records of clients, AEON believes it is able to provide clients a unique service that larger clinical laboratories cannot match. Because of the emphasis on its service model AEON believes it is ideally positioned to be a preferred lab provider for personalized medicine. Currently the majority of AEON’s testing volume is in toxicology, however AEON is placing particular focus and emphasis on growing its DNA pharmacogenomics and cancer genetic testing in response to rapidly growing market demand for personalized medical testing.

Critical Accounting Policies

Revenue Recognition

The Company provides laboratory testing services.  Billings for these services are reimbursed by third-party payers net of allowances for differences between amounts billed and the cash receipts from such payers.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC-605 “Revenue Recognition”, the Company recognizes revenues when there is a persuasive evidence of an arrangement, title and risk of loss have passed, product is shipped or services have been rendered, sales price is fixed or determinable and collection of the related receivable is reasonably assured.

The Company has limited experience and history to develop a reliable estimate of the provision for contractual adjustments (that is, the difference between established rates and expected third-party payer payments) and discounts (that is, the difference between established rates and the amount billable).  Accordingly the Company recognizes revenue for these services upon cash receipt because the criteria to recognize revenues under ASC-605 have not been met at the time test results are delivered since the fee is not fixed and determinable until such time the third party payer remits payment.  When the Company generates sufficient history as to allowances and discounts, revenues will be recognized upon the delivery of the test results.

Property and Equipment. Property and equipment are stated at cost, less accumulated depreciation. Minor additions and renewals are recorded as expenses in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Estimated
Useful
Life
Machinery and equipment	5-7 years
Furniture and fixtures	5-7 years
Leasehold Improvements	Lesser of lease term or estimated useful life
Software	3-7 years

Long-lived assets held and used by the Company are reviewed for impairment, in accordance with FASB ASC Topic 360, "Property, Plant, and Equipment", whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. At June 30, 2015 and 2014, the Company did not record any impairment charges.

Income taxes. The Company has elected to be taxed as an S Corporation for federal and certain state income tax purposes. Under this election, substantially all of the profits, losses, credits and deductions of the Company are passed through to the individual stockholders. Therefore, no provision or liability for income taxes has been included in these consolidated financial statements except for state and localities where the S Corporation status has not been recognized.

The Company follows the accounting guidance concerning provisions for uncertain income tax positions. This clarified the accounting for income taxes by prescribing a minimum probability threshold that an uncertain tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company's consolidated financial statements for the six months ended June 30, 2015 and 2014.

Recent Accounting Pronouncements. In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, ”Revenue from Contracts with Customers" (Topic 606) (“ASU 2014-09”), which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU must be applied for annual periods beginning after December 15, 2017, with early application permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact on the consolidated financial statements of adopting the guidance in ASU 2014-09 and has not determined the impact of adoption at this time.

Results of Operations

Six months ended June 30, 2015 compared to years ended December 31, 2014 and 2013

Revenues were $11,420,470 for the six months ended June 30, 2015 compared to $24,100,076 for the twelve month period ended December 31, 2014 and $15,485,604 for the twelve-month period ended December 31, 2013. Increases in revenue for the twelve month period ended December 31, 2014 as compared to the prior year period were driven by the expansion in the size of the physician network and the increase on the scope of toxicology testing.

Cost of revenues decreased to $1,977,252 for the six months ended June 30, 2015 compared to $3,973,563 for the twelve month period ended December 31, 2014 and $2,106,173 for the twelve month period ended December 31, 2013. Gross margins during the six months ended June 30, 2015 were 82.7% as compared to 83.5% for the twelve-month period ended December 31, 2014 and 86.4% for the twelve month period ended December 31, 2013. The slight compression in gross margins to 83.5% for the six month period ending June 30, 2015 was due to modest pressure on pricing.

Selling general and administrative (SG&A) expenses were $5,638,658 for the six months ended June 30, 2015 compared to $8,088,543 for the twelve month period ended December 31, 2014 and $5,100,523 for the twelve month period ended December 31, 2013. Increases in personnel and marketing costs caused SG&A to increase with each successive period.

Depreciation and amortization expense was $358,484 for the six months ended June 30, 2015 compared to $730,464 for the twelve month period ended December 31, 2014 and $538,869 for the twelve-month period ended December 31, 2013.

Other expense was $4,349 for the six months ended June 30, 2015 compared to other expense of $1,190,272 in the twelve month period ended December 31, 2014 and $25,653 for the twelve - month period ended December 31, 2013. In 2014, approximately $1,016,000 related to a charitable contribution.

Net income for the six months ended June 30, 2015 was $3,790,111 compared to net income of $10,824,448 for the twelve month period ended December 31, 2014 and $8,229,255 for the twelve-month period ended December 31, 2013.

Liquidity and Capital Resources

Cash Flows

At June 30, 2015, cash and cash equivalents amounted to approximately $5,190,540 and total assets at that date were $7,829,272. Our current estimated monthly operational requirements are approximately $900,000. Cash generated for the period totaled $1,035,765.

Net cash used by operating activities for the six months ended June 30, 2015 was approximately $5,997,020 compared to $11,930,736 for the twelve month period ended December 31, 2014 and $8,805,542 for the twelve month period ended December 31, 2013. Net cash provided by investing activities was $945,547 for the six months ended June 30, 2015 compared to net cash used of $1,941,822 for the twelve month period ended December 31, 2014 and $2,141,165 for the twelve month period ended December 31, 2013. The increase in the most recent period reflects an increase of shareholder notes of $865,500.

Financing Activities

Except as discussed above, we have not engaged in any external financing activities in the six months ended June 30, 2015 or the same period in the prior year.

Commitments

Office Lease Commitments

We entered into the lease agreement for our executive offices on 2225 Centennial Drive Gainesville, Georgia. The lease is for a term of 12 years, with a commencement date of April 2014 and covers approximately 28,000 total rentable square feet. The annual rent in the first year was $234,000 increasing to $312,000 in year 2 and increasing at regular intervals until year 10 when the annual rent would be approximately $720,000.

Contractual Commitments

A summary of the contractual commitments associated with our lease obligations as of June 30, 2015 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Operating Lease	$6,652,750	$402,250	$1,741,500	$1,215,000	$3,294,000

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks.

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

At June 30, 2015, our unrestricted cash totaled approximately $5,190,540 and was in non-interest bearing checking accounts used to pay operating expenses.

Item 8.	Financial Statements and Supplementary Data.

The Financial Statements are annexed hereto at Part IV, Item 15 of this Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

AEON maintains a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including AEON’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. AEON’s management, under the supervision and with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Form 10-K/T. Based on that evaluation, AEON’s CEO and CFO concluded that AEON’s disclosure controls and procedures were not effective as of the June 30, 2015.

It should be noted that AEON did not have a class of securities registered under the Exchange Act during the transition period, so its controls did not address any requirement to file reports under that Act but focused primarily on financial reporting requirements.

Report of Management on Internal Control over Financial Reporting

AEON’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, “internal control over financial reporting” means a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance, based on an appropriate cost-benefit analysis, to the company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company; (2) provide reasonable assurance that the company’s transactions are recorded as necessary to permit preparation of the company’s financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of the company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the company’s financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

AEON’s management assessed the effectiveness of AEON’s internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework. Based on its assessment, the AEON’s management concluded that, as of June 30, 2015, AEON’s internal control over financial reporting was not effective based on those criteria. This framework highlights that the control environment sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. In connection with the above assessment, AEON management identified material weaknesses in the control environment as follows:

•	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non—financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management is committed to the planning and implementation of remediation efforts to address the material weaknesses as well as other identified areas of risk. These remediation efforts, summarized below, which are either implemented or in process, are intended to both address the identified material weaknesses and to enhance our overall financial control environment. In this regard, our initiatives include:

•	Control Environment - to remediate the control environment deficiencies AEON’s leadership team, including the Chief Executive Officer and Chief Financial Officer for the merged company, has embarked on an initiative to reaffirm and reemphasize the importance of internal controls, including tone at the top and the control environment. In addition, we specifically have:

o	Appointed a new Chief Financial Officer.

o	Initiated a thorough review of the design of the procedures for the preparation of financial statements with emphasis on compliance with GAAP.

Monitoring and Control Activities - In order to further strengthen internal control over financial reporting at the process level, we have performed certain remediation actions, including retaining an outside accounting firm to evaluate accounting methodologies, reporting architecture, review existing personnel and propose a specific course of action to ensure compliance in all facets of accounting and external reporting.

In addition to the actions taken above, we intend to take the following actions to address the material weaknesses described above:

•	Hire additional personnel with sufficient U.S. GAAP and financial reporting experience.

•	Establish formal policies and procedures in internal accounting and audit function.

•	Implementation of an ongoing initiative and training in the Company to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and plan to provide continuous U.S. GAAP knowledge training to relevant employees involved to ensure the performance of and compliance with those procedures and policies.

o	Initiated a thorough review of the design of the procedures for the preparation of financial statements with emphasis on compliance with GAAP.

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART II

Item 10.	Directors, Executive Officers and Corporate Governance.

The names of AHC’s officers and directors immediately prior to the closing of the AEON are set forth below:

Name	Age	Office
Charles C. Lucas III	53	Chairman of the Board of Directors
Ian C. Bonnet	45	Chief Executive Officer, President and Director
William P. Henry	49	Interim Chief Strategy Officer and Director
Roy E. Beauchamp	71	Director
Todd A. Borus, M.D.	42	Director
Marc A. Horowitz	56	Director
J. David Luce	54	Director
Ronald C. Oklewicz	68	Director
Varinder S. Rathore	44	Director
Mustafa Chagani	51	Director
William A. Marshall	63	Chief Financial Officer, Treasurer and Principal Accounting Officer

Effective on the closing of the AEON Acquisition, Messrs. Bonnet, Borus and Luce resigned from the their positions as directors of AHC and all of its affiliated entities and Mr. Bonnet also resigned as Chief Executive Officer and President of the Company and from all other officer positions of the Company and all its affiliated entities. William A. Marshall, the then Chief Financial Officer of the Company, tendered his resignation as Chief Financial Officer, Treasurer and Principal Accounting Officer of the Company, effective as of March 1, 2016.

Board of Directors and Executive Officers Following Closing of the Merger

Under the terms of the Merger Agreement, upon the closing of the AEON Acquisition, the members of Board of Directors and the executive officers of the Company, and certain information about them, are set forth below:

Name	Age	Office
Hanif “Sonny” Roshan(1)	52	Chief Executive Officer and Chairman of the Board of Directors
William P. Henry (2)	49	Director and Chief Operating Officer
Charles C. Lucas III	53	Director
Roy E. Beauchamp	71	Director
Marc A. Horowitz	56	Director
Ronald C. Oklewicz	68	Director
Varinder S. Rathore	44	Director
Mustafa Chagani	51	Director
Richard Hersperger (1)	56	Director
Thomas P. Leahey	54	Interim Chief Financial Officer

(1)           The election of Messrs. Roshan and Hersperger as directors of the Company became effective on February 15, 2016.

(2)           Mr. Henry, a director of AHC, served as the Interim Chief Strategy Officer of AHC from July 2015 until the closing of the AEON Acquisition. AHC entered into an employment agreement with Mr. Henry concerning his employment with AHC. Effective with the closing of the AEON Acquisition, Mr. Henry’s employment agreement, and his employment as the Interim Chief Strategy Officer of AHC, terminated. Further, at closing, Mr. Henry was appointed as Chief Operating Officer of the Company.

Biographical Information

The principal occupations and brief summary of the background of each of our directors and executive officers following the AEON Acquisition is as follows:

Hanif A. (“Sonny”) Roshan co-founded AEON in September 2011, and has served as its Chairman since that time. He has served as our Chairman since January 27, 2016, as our Chief Executive Officer since August 7, 2016 and as a director since February 15, 2016. From January 2000 to August 2010, Mr. Roshan served as the Chief Executive Officer of Universal Medical Services, LLC. In 2008, Mr. Roshan founded a chain of retail primary care clinics. Mr. Roshan also co-founded Palms Recovery Corporation, a provider of treatment for addiction, alcoholism, and dual diagnosis. Mr. Roshan also served as the Chief Financial Officer of Aeon Foundation from August 2013 to January 2015.

William P. Henry was elected to the AHC board of directors in June 2015 and on July 23, 2015 was appointed as AHC’s interim chief strategy officer. Mr. Henry has served as our Chief Operating Officer since January 27, 2016. Mr. Henry is a technology executive with over 25 years of experience in the telecommunications and software industries. From July 2012 through April 2015, Mr. Henry served as the Chief Executive Officer and a board member of Omnico Group, a multi-national point of sale technology provider. Prior to that, from April 2010 to April 2012, Mr. Henry was the Chief Executive Officer of Masternaut Group, a privately held telematics and mobile workforce management technology company. Earlier, Mr. Henry served as the Chief Executive Officer of Tele Atlas, a global provider of digital maps and dynamic content used in navigation and location-based services and the Chief Operating Officer of iSOFT, plc, an international supplier of healthcare software applications. Mr. Henry earned an MBA from the Wharton School of Business and an undergraduate degree from the University of California at San Diego.

Charles C. Lucas III joined our board of directors in December 2012 and served as Chairman of the Board from May 1, 2014 until January 27, 2016. He is currently the general counsel of Elevation LLC, a position he has held since January 2011. Elevation LLC is an institutional broker-dealer focused on macro-based research and agency execution. Prior to joining Elevation LLC, Mr. Lucas was a partner with The McAulay Firm, an executive search firm, from 1996 to December 2010. Prior to joining The McAulay Firm, Mr. Lucas engaged in the private practice of law with the firm of Robinson, Bradshaw & Hinson, P.A. Mr. Lucas received a Bachelor of Arts degree from the University of North Carolina and a Juris Doctor from the Duke University School of Law. Mr. Lucas is active in numerous civic and philanthropic organizations and since October 2004 has been a Trustee of The Duke Endowment and since 2008 has served on the Board of Visitors of Duke University School of Law. In addition, Mr. Lucas is a past and current member of the Board of Trustees of the University of North Carolina School of the Arts and has served as the Chairman of this Board since 2008. Mr. Lucas also currently serves as a member of the board of directors of VP Research, Inc. and DocuSmash, Inc., two privately held entities.

Roy E. Beauchamp was elected to the AHC board of directors in November 2014 and is the President of Beauchamp and Associates, LLC, which was established in October 2007 and which provides consulting and advisory services on logistics, technology introduction, construction business opportunity development and organizational and leadership development. General Beauchamp served in the United States Army for thirty-seven years, retiring as a Lieutenant General in 2002. In the course of his military career he served in a wide variety of senior positions involving technology management, production management, industrial base management, project management, contract management and logistics management. These positions included Commanding General - Defense Industrial Supply Center; Deputy Chief of Staff for Research, Development and Acquisition, Army Materiel Command; Commanding General, Tank-Automotive and Armaments Command; and Director of Logistics and Security Assistance, U.S. Central Command. His last assignment prior to retirement was Deputy Commanding General of the Army Materiel Command. Following his retirement, Gen. Beauchamp joined the Washington Group International, where he served as Senior Vice President for Domestic Operations in the Defense Business Unit from October 2002 until September 2005, as Program Director for the Katrina Program Management Office until September 2006, and as a Special Assistant to the Chief Operating Officer until June 2007. Gen. Beauchamp was responsible for developing and managing a portfolio that included Department of Defense infrastructure projects, Homeland Security projects and support to the Department of State and other government agencies. Presently, Gen. Beauchamp is the Chairman of BDD, LLC, a service disabled veteran owned business and an executive of a number of privately-held companies. Gen. Beauchamp received a Bachelor’s Degree from the University of Nebraska, a Master of Business Administration from the University of Dayton and an M.A. in Public Administration from Central Michigan University.

Marc A. Horowitz was elected to the AHC board of directors in December 2014. Mr. Horowitz is an entrepreneur in the healthcare information technology market with over 25 years of leadership and experience. In January 2015, Mr. Horowitz was appointed as Executive Vice President of Invidasys, a cloud based provider of technology to the health insurance sector. Most recently, from February 2009 until January 2015, Mr. Horowitz served as Senior Vice President of Health Language, Inc., now part of Wolters Kluwer, which provides users with the platform to manage standard and enhanced clinical terminologies on an enterprise scale. In 1997, Mr. Horowitz was a co-founder of Health Language and acted in various executive leadership roles through 2004 and again upon rejoining Health Language in February 2009. From 2004 to 2009, Mr. Horowitz was the Group Business Development Director of iSOFT, plc, now part of CSC, an international supplier of healthcare software applications. Mr. Horowitz has also held a number of other leadership, business development and marketing positions in the healthcare information technology sector. In December 2014, he completed serving two consecutive terms as the Chairman of the Affiliate Forum of the International Health Terminology Standards Development Organization, a multi-national not-for-profit organization that works to develop standards for health systems. The Affiliate Forum brings together users of SNOMED CT (Systematized Nomenclature of Medicine—Clinical Terms) to advise and support the IHTSDO.

Ronald C. Oklewicz was elected to our board of directors in January 2016 and is currently the managing member of iRoar Partners, where he is focused on helping businesses in the federal medical sector reach their full potential by assisting them with strategic and business development. Before founding iRoar in 2001, Mr. Oklewicz was the President of a Carnegie Mellon University spinout, which provides web-centric, knowledge-based maintenance solutions for the Department of Defense, and served as the CEO, COO, and President of TelePad Corporation, a developer and manufacturer of advanced wireless mobile computers and software solutions. Mr. Oklewicz’s career in the information technology industry spans over 30 years and he has also held senior positions at Apple Computer, Inc., the Wollongong Group, and Xerox Corporation, focusing on sales and marketing and particularly to government and national account contracts. Mr. Oklewicz, age 68, earned a B.A. from California University of Pennsylvania and completed the Strategic Marketing Management Program at the Stanford University Graduate School of Business.

Dr. Varinder S. Rathore was elected to the AHC board of directors in January 2016 and is practicing Psychiatrist and has acted as Chief Medical Officer of Vitality Physicians Group Practice, P.C. since February 2013, and provides mental health and medical services to the patient population of the organization. Prior to that, from 2008 to January 2013, he practiced at the Albert Einstein Medical Center and was an Assistant Professor in the Department of Psychiatry. Dr. Rathore graduated with a degree in Biology from New York University and received his Medical Degree from St. George’s University School of Medicine. Dr. Rathore is double board certified in General Psychiatry and Addiction Psychiatry.

Mustafa Chagani was elected to the AHC board of directors in January 2016 and is currently the CEO of Texas International Institute of Health Professions (dba) Vcare Community Clinics, a not-for-profit community based organization focused on providing equitable access to healthcare professions, health services to uninsured persons and economic development matters. Mr. Chagani has served in this capacity since January 2014. Prior to that, from January 2011 to October 2013, Mr. Chagani was the General Manager of the Ibn Sina Foundation and Community Medical Center, a not-for-profit organization that provides uninsured, underprivileged and underserved immigrant population of Houston reduced cost healthcare. Mr. Chagani’s professional career in the healthcare industry spans over twenty years. From July 2007 to June 2010, he held various positions at the Dow University of Health Sciences in Karachi, Pakistan, including the Director of Professional and Ancillary Services and the Project Director of the General Medical Hospital. He also previously held leadership positions at the Aga Khan University of Health Sciences. Mr. Chagani received a M.B.B.S. from the Sind Medical College in Karachi, Pakistan and a Higher Diploma in Hospital and Health Service Administration, from the South Bank University London, U.K.

Richard Hersperger has served as Chief Executive Officer of AEON from April 2015 until August 7, 2016, as our Chief Executive Officer from January 27, 2016 until August 7, 2016 and as a director since February 15, 2016. Prior to joining AEON, Mr. Hersperger served as Chief Executive Officer of The Business Referral Network, a technology company that he founded focused on business to business relationship marketing. Prior to that, Mr. Hersperger was Chief Executive Officer of Stream Meeting, Inc. He also founded Prism Networks and co-founded First Watch, a regulatory and compliance company providing consulting services to healthcare clients in relation to their HIPAA and HIPAA HITECH-related issues including breach determination, breach mitigation and corporate compliance. Mr. Hersperger also co-founded and was Chief Executive Officer of Identity Theft Protection Inc., and served as the managing member of Energy U.S. LLC from September 2010 to April 2012 and was the Chief Executive Officer of Diversified Coal Corporation from April 2012 until March 2015.

Thomas P. Leahey, has served as our Interim Chief Financial Officer since March 2016. Mr. Leahey is a principal of the Atlanta-based audit, tax and advisory firm Windham Brannon, P.C. and leads the Strategic Growth Advisory Practice at the firm. Mr. Leahey has over 25 years experience in finance and executive management in a variety of high – growth environments including software, managed services and professional services companies. In 2011, Mr. Leahey started Latitude Growth Partners, a firm dedicated to assisting companies navigate episodic events and key inflection points and assuming key operating and financial roles. In 2014, Windham Brannon acquired Latitude. Previously, beginning in 2008, Mr. Leahey served in a business development and investor relations roles at Galtere International Fund, a New York City based global macro hedge fund and assisted in the initial capitalization of a private equity vehicle and worked with a number of funds and financial institutions to facilitate investment. From 2004 to 2008, Mr. Leahey was CFO of NetworkD, which was a provider of infrastructure management software and led the sale of the company in 2008 to a private equity fund. Prior to that, Mr. Leahey was COO of STI Knowledge – a provider of outsourced technical support and facilitated the full equity sale of the company in 2003. Mr. Leahey began his career as a corporate banker at Fleet Financial Group and Wachovia Bank where he last served as Vice President of Corporate Finance. Following ten years in banking he joined Maxim Group in 1993 and became its Executive Vice President and Treasurer and was elected to its board of directors. Mr. Leahey is 54 years old and received his BS Degree in Economics from Florida State University.

Qualifications of Directors

The following table summarizes the specific experience, qualifications, attributes or skills of our directors:

Directors	Relevant Experience and Qualifications
Sonny Roshan	Mr. Roshan founded AEON and serves as its Chairman. AEON provides toxicology and genetic laboratory testing services to physicians and medical clinics in 48 states.

William P. Henry	Significant business, leadership and operations experience serving as a technology executive in the healthcare, telecommunications and software industries. Mr. Henry has extensive experience as the Chief Operating Officer of an international supplier of healthcare software applications and the Chief Executive Officer of a multi-national point of sale technology provider and a privately held telematics and mobile workforce management technology company.

Charles C. Lucas	Significant business and legal experience, including his executive positions with Elevation LLC and The McAulay Firm. Significant experience in governance and leadership derived from his positions as a trustee of The Duke Endowment and service on the Board of Visitors of Duke University School of Law and the Board of Trustees of the University of North Carolina School of the Arts and current service as Chairman.

Directors	Relevant Experience and Qualifications
Roy E. Beauchamp	Extensive leadership experience in the government and private business sectors having achieved the rank of Lieutenant General in the U.S. Army, which included his service in a number of leadership positions involving technology management, production management, industrial base management, project management, contract management and logistics management. These positions included Commanding General—Defense Industrial Supply Center and Director of Logistics and Security Assistance, U.S. Central Command. Mr. Beauchamp also possesses significant business leadership experience gained from his service as an executive with the Washington Group International and through his consulting and advisory business.

Marc A. Horowitz	Significant leadership and business experience in the healthcare information technology industry. Director executive business experience in the healthcare technology field was gained through role as a founder and executive of Health Language, Inc. and an executive with iSOFT, plc. His role as the Chairman of the Affiliate Forum of the International Health Terminology Standards Development Organization, a multi-national not-for-profit organization that works to develop standards for health systems, provides him with significant knowledge and experience concerning the healthcare information technology industry.

Ronald Oklewicz	Has extensive experience is the technology field, as applied to, among other industries, companies involved in the federal medical sector. As the managing member of iRoar Partners, he is focused on helping businesses in the federal medical sector reach their full potential by assisting them with strategic and business development.

Dr. Varinder Rathore	Dr. Rathore is a practicing Psychiatrist and has acted as Chief Medical Officer of Vitality Physicians Group Practice, P.C. since February 2013. As a practicing Psychiatrist, Dr, Rathore has significant and practical knowledge of the health care system, including billing related issues.

Mustafa Chagani	Mr. Chagani has extensive experience in the health care field and has been I the healthcare industry for over 20 years. He is currently Chief Executive Officer of Texas International Institute of Health Professions (dba) Vcare Community Clinics, a not-for-profit community based organization focused on providing equitable access to healthcare professions, health services to uninsured persons and economic development matters.

Richard Hersperger	Richard Hersperger has extensive experience serving in the capacity of Chief Executive Officer. As Chief Executive Officer of AEON, Mr. Hersperger was responsible for the design, marketing, promotion, delivery, risk management and quality of all AEON healthcare programs and services provided to our clinicians and patients. As CEO of AEON, he ensured that policies and practices effectively support sound and safe patient care, and that the delivery of healthcare services provides the highest level of a positive experience to the clinicians and patients.

Family Relationships

There are no family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires AHC’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of its common stock and other equity securities. Such persons are required by the SEC to furnish the Company with copies of all Section 16(a) forms that they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to AHC and written representations from certain reporting persons, all required Section 16(a) filings applicable to its directors, executive officers and greater-than-ten-percent beneficial owners were properly filed during the transition period ended June 30, 2015.

AEON did not have a class of securities registered under the Exchange Act during the transition period. As a result, its directors and executive officers and persons who own more than ten percent of its membership interest were not subject to Section 16(a) of the Exchange Act.

Code of Ethics

On July 31, 2003, the AHC board of directors approved the Code of Ethics and Business Conduct for our company and continues to remain in effect. The Code of Ethics and Business Conduct covers all our employees and Directors, including our chief executive officer and chief financial officer. During the interim fiscal year ended June 30, 2015, we did not waive any provisions of the Code of Ethics and Business Conduct. Our Code of Ethics and Business Conduct was filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003. We have also posted our Code of Ethics and Business Conduct on AHC’s web site at http://www.authentidate.com.

We will post any amendments to or waivers from our Code of Ethics and Business Conduct at that location.

AEON did not have a class of securities registered under the Exchange Act during the transition period. As a result, its , so its directors and executive officers and persons who own more than ten percent of its membership interest were not subject to Section 16(a) of the Exchange Act.

Change in Procedures for Recommending Directors

There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board from those procedures set forth in AHC’s Proxy Statement for our 2015 Annual Meeting of Stockholders, filed with the SEC on April 17, 2015.

Audit Committee

During the transitional period, the members of the Audit Committee of AHC were Marc A. Horowitz, Charles C. Lucas and Jeffrey Beunier. On July 1, 2015, Mr. Beunier notified the board that he decided to resign from the board, effective immediately. The members of the Audit Committee are presently Marc A. Horowitz and Charles C. Lucas. Mr. Horowitz currently serves as chairman of this committee. Each of the individuals that served on the Audit Committee during the transitional period, and that currently serve on the Audit Committee, was, and is, an independent member of the board of directors. In addition, the board of directors has determined that the members of the Audit Committee that served during the transitional period, and that currently serve on the Audit Committee, meet the additional independence criteria required for audit committee membership set forth in Rule 10 A-3 promulgated by the SEC under the Exchange Act. The Audit Committee acts to: (i) acquire a complete understanding of our audit functions; (ii) review with management the finances, financial condition and our interim financial statements; (iii) review with our independent auditors the year-end financial statements; and (iv) review implementation with the independent auditors and management any action recommended by the independent auditors.

Audit Committee Financial Expert. The board of directors has determined that Audit Committee member Jeffrey Beunier was AHC’s audit committee financial expert, as defined under applicable SEC regulations, and is an independent member of our board. Our board of directors has determined that Audit Committee member Charles C. Lucas is AHC’s audit committee financial expert, as defined under applicable SEC regulations.

Item 11.	Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officers of AHC for the transitional period from January 1, 2015 to June 30, 2015 and for the years ended June 30, 2015 and June 30, 2014:

Summary of Executive Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total($)

Ian Bonnet	2015T	$100,128		$195,000					$295,128
Former Chief	2015	$100,128	—	$195,000	—	—	—	—	$295,128
Executive Officer and President (2)	2014	—	—	—	—	—	—	—	—

O’Connell Benjamin,	2015T	$27,700	—	—	—	—	—	—	—
Former Chief	2015	$129,200	—	$195,000	$105,000	—	—	—	234,200
Executive Officer and President (3) (4)	2014	$203,000	$—	$87,000	$169,500	—	—	—	459,500

William A. Marshall,	2015T	$126,800	—	—	—	—	—	—	$126800
Former Chief	2015	$217,750	—		—	—	—	—	217,750
Financial Officer and Treasurer (3) (5)	2014	$182,000	—	78,000	—	—	—	—	260,000

(1)	Reflects the grant date fair value of the options granted during the period that are expected to vest. Estimated value of stock options represents the expense as calculated in accordance with FASB Accounting Standards Codification Topic 718: Compensation—Stock Compensation. A discussion of the methods used to calculate these values may be found in Note 2 to AHC’s Consolidated Financial Statements contained AHC’o Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

(2)	On February 18, 2015, AHC entered into an employment arrangement with Mr. Bonnet. The agreement was for an initial term of six months and was extended through September 18, 2015. Mr. Bonnet’s base salary was $275,000. Mr. Bonnet was awarded 27,778 restricted stock units that vest as described below. Mr. Bonnet resigned as the Chief Executive Officer and a director on January 27, 2016. The Company has considered its severance obligations, if any, to him and the vesting and other post-termination provisions of certain of the unexercised stock options and other unvested stock options and unvested restricted stock units held by him as of the effective date of his resignation from the company. As of the date hereof, the Company has not reached a final resolution of this matter.

(3)	On February 18, 2010 a compensation modification program was implemented. Pursuant to this program Mr. Benjamin and Mr. Marshall accepted a reduction in their base salary to 85% of their base salary until such time as AHC achieved cash flow breakeven, as defined. This continued through January 14, 2013. On January 15, 2013, a modification to the compensation modification program was implemented. Pursuant to this program, Mr. Benjamin and Mr. Marshall accepted a further reduction in their base salary to 70% of their base salary until the earlier of (i) such time as the company achieves cash flow breakeven or (ii) January 14, 2014. In January 2014 these agreements were extended through January 15, 2015. In consideration of such agreements, Mr. Benjamin and Mr. Marshall received restricted stock units of common stock of 6,937 and 6,219 units, respectively, during fiscal 2013 and 7,379 units and 6,616 units, respectively, during fiscal 2014 which were to vest as the Company achieved cash flow breakeven. This program was not extended after January 15, 2015.

(4)	Mr. Benjamin is AHC’s former Chief Executive Officer and President. His employment with AHC ended February 18, 2015. On November 25, 2014, AHC had entered into an employment agreement with Mr. Benjamin. The agreement was effective as of such date and was for a term expiring on September 30, 2015. Mr. Benjamin’s base salary was $290,000 per annum. The employment agreement provided that Mr. Benjamin may receive a bonus of up to $75,000 in the event AHC achieved cash flow breakeven, as defined in the employment agreement. Moreover, Mr. Benjamin was eligible to receive a one-time bonus of $150,000 if AHC’s common stock had a closing price at or above $3.00 for 15 consecutive trading days during its fiscal year ended June 30, 2015. In addition, he was eligible for an additional bonus in the discretion of the Management Resources and Compensation Committee. Such events did not transpire. Under this agreement, the Company granted Mr. Benjamin 33,333 stock options, with 22,222 options subject to performance-based vesting conditions, which did not occur. In connection with the termination of the company’s employment relationship with Mr. Benjamin in February 2015, the company has considered its severance obligations, if any, to him and the vesting and other post-termination provisions of certain of the unexercised stock options and other unvested stock options and unvested restricted stock units held by him as of the effective date of his separation from the company. As of the date hereof, the Company has not reached a final resolution of this matter.

(5)	On January 27, 2016, Mr. Marshall tendered his resignation as Chief Financial Officer, Treasurer and Principal Accounting Officer of the Company, to be effective no later than March 1, 2016. As the Company and Mr. Marshall did not further extend the term of his employment, Mr. Marshall’s resignation as the Chief Financial Officer, Treasurer and Principal Accounting Officer of the Company became effective on March 1, 2016. The Company has considered its severance obligations, if any, to him and the vesting and other post-termination provisions of certain of the unexercised stock options and other unvested stock options and unvested restricted stock units held by him as of the effective date of his resignation from the company. As of the date hereof, the Company has not reached a final resolution of this matter.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at June 30, 2015 with respect to the Named Executive Officers.

Outstanding Equity Awards At June 30, 2015 Fiscal Year-End (1)

	Options Awards (2)					Stock Awards
Name	Number of Securities Underlying Unexercised Options— Exercisable (#)	Number of Securities Underlying Unexercised Options— Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date (3)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ian Bonnet	—	—				11,111	(4)	171,000
O’Connell Benjamin(5)	2,778	—		81.00	08/23/15	6,937	(12)	41,204	—	—
	2,778	—		24.48	08/08/17	7,379	(12)	43,832	—	—
	5,556	—		22.50	12/05/17	—		—	—	—
	7,407	—	(6)	7.02	05/06/19	—		—	—	—
	—	2,417	(7)	18.18	02/18/20	—		—	—	—
	—	2,417	(8)	7.92	02/04/21	—		—	—	—
	8,333	—		20.52	04/14/21	—		—	—	—
	5,093	463	(9)	14.40	09/06/21	—		—	—	—
	—	4,028	(10)	11.70	06/21/22	—		—	—	—
	3,241	2,315	(11)	12.78	09/10/22	—		—	—	—
	11,111	22,222	(13)	8.01	09/30/23	—		—	—	—
	11,111	—	(14)	9.45	11/25/24	—		—	—	—
						—		—	—	—

William A. Marshall	16,667	—		81.00	02/15/16	6,219	(12)	95,712	—	—
	2,778	—		24.48	08/08/17	6,616	(12)	101,817	—	—
	—	2,167	(7)	18.18	02/18/20	—		—	—	—
	—	2,167	(8)	7.92	02/04/21	—		—	—	—
	—	3,611	(10)	11.70	06/21/22	—		—	—	—

(1)	AEON had no outstanding options as of June 30, 2015. All information reported in this “Outstanding Equity Awards At June 30, 2016 Fiscal Year-End” relates to awards outstanding issued by AHC.

(2)	Stock option grants reported in the table above were granted under, and are subject to, our 2000, 2010 and 2011 Plans. The option expiration date shown above is the normal expiration date, and the last date that the options may be exercised. For each Named Executive Officer, the unexercisable options shown above are also unvested. Unvested shares are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. For information regarding the effect on vesting of options on the death, disability or termination of employment of a Named Executive Officer of AHC or a change in control of our company, see “Payments Upon Termination or Change in Control” below. If an AHC’s Named Executive Officer’s employment is terminated by us for cause, options (including the vested portion) are generally forfeited. The exercisable options shown above, and any unexercisable options shown above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the AHC Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement.

(3)	Effective January 17, 2007, AHC amended all of the outstanding options held by employees of AHC solely to modify the expiration date to be ten years from the original grant date.

(4)	On February 18, 2015, Mr. Bonnet was granted 27,777 restricted stock units that vest as follows: (i) 16,667 restricted stock units vested on the start date and (ii) 11,111 restricted stock units shall vest on the six month anniversary of the start date, provided that the following conditions have occurred: (a) Mr. Bonnet shall continuously remain in our employment during the initial term, (b) he shall have entered into a new employment agreement (or an amendment to the original agreement) no later than the six month anniversary of the start date which shall provide for an employment term of at least twelve (12) months, and (c) he shall have submitted a restructuring plan for the company to the board which has been approved by the board for implementation. This table excludes the options granted to Mr. Bonnet pursuant to his September 2015 employment agreement.

(5)	Mr. Benjamin was our former chief executive officer and president. His employment with the company ended February 18, 2015. Although certain option awards in the table are shown as vested, in connection with the termination of the company’s employment relationship with Mr. Benjamin in February 2015, the company is presently considering its severance obligations, if any, to him including the vesting and other post-termination provisions of certain of the unexercised stock options and other unvested stock options and unvested restricted stock units held by him as of the effective date of his separation from the company. In connection with this review process, the company may seek to limit Mr. Benjamin’s entitlement to these benefits.

(6)	On May 6. 2009, Mr. Benjamin was granted 22,222 options. This option grant vests as follows: 7,407 options are subject to the time-based vesting requirements with 33.3% of such amount vesting on the one year anniversary of the grant date and the balance vesting in equal installments of 33.3% on each of the next two anniversaries of the grant date. The remaining 14,815 shares covered by the option award were subject to performance-based vesting conditions and were forfeited since these vesting conditions were not met.

(7)	The options granted on February 18, 2010 were granted in conjunction with the implementation of a compensation modification program. Pursuant to this program Mr. Benjamin and Mr. Marshall accepted a reduction in their current base salary to 85% of their base salary until such time as the company achieves cash flow breakeven. The number of granted options was equal to 15% of their base salary (before the August 2012 one-for-two reverse stock split) and shall only vest and become exercisable upon either the date determined that the company achieves cash flow breakeven or in the event of a termination of employment either for “cause” or “good reason”.

(8)	The options granted on February 4, 2011 were granted in conjunction with the continuation of a compensation modification program. Pursuant to this program Mr. Benjamin and Mr. Marshall continued the reduction in their current base salary to 85% of their base salary until such time as the company achieves cash flow breakeven. The number of granted options was equal to 15% of their base salary (before the one-for-two reverse stock split) and shall only vest and become exercisable upon either the date determined that AHC achieved cash flow breakeven or in the event of a termination of employment without “cause” or “good reason”.

(9)	On September 9, 2011, Mr. Benjamin was granted 16,667 options. This option grant vests as follows: 5,556 options are subject to the time-based vesting requirements with 33.3% of such amount vesting on the one year anniversary of the grant date and the balance vesting in equal monthly installments thereafter. The remaining 11,111 shares covered by the option award were subject to performance-based vesting conditions and were forfeited since these vesting conditions were not met.

(10)	The options granted on June 21, 2012, were granted in conjunction with the continuation of a compensation modification program. Pursuant to this program Mr. Benjamin and Mr. Marshall continued the reduction in their current base salary to 85% of their base salary until such time as AHC achieved cash flow breakeven. The number of granted options was equal to 15% of their base salary for the period February 1, 2012 through September 30, 2013 (before the one-for-two reverse stock split) and shall only vest and become exercisable upon either the date determined that AHC achieved cash flow breakeven or in the event of a termination of employment without “cause” or “good reason”.

(11)	On September 10, 2012, Mr. Benjamin was granted 22,222 options. This option grant vests as follows: 5,556 options are subject to the time-based vesting requirements with 33.3% of such amount vesting on the one year anniversary of the grant date and the balance vesting in equal monthly installments thereafter. The remaining 16,666 shares covered by the award were subject to performance-based vesting conditions and were forfeited since the conditions were not met.

(12)	Restricted stock units granted on January 15, 2013 and January 28, 2014, were granted in conjunction with the continuation of a compensation modification program. Pursuant to this program Mr. Benjamin and Mr. Marshall agreed to a further reduction in their current base salary to 70% of their base salary until the earlier of (i) such time as the company achieves cash flow breakeven or (ii) January 15, 2015 under the current agreements. The number of restricted stock units granted was based on the amount of the reduction in base salary and these units shall only vest and become exercisable upon either the date determined that AHC achieved cash flow breakeven or in the event of a termination of employment without “cause” or “good reason”.

(13)	On September 30, 2013, Mr. Benjamin was granted 66,667 options. This option grant vests as follows: 33,333 options are subject to the time based vesting requirements with 33.3% of such amounts vesting on the grant date and the balance vesting in equal installments of 11,111 shares on each of the one year and two year anniversaries of the grant date. The remaining 33,333 shares covered by the award were subject to performance-based vesting conditions and were forfeited since these conditions were not met.

(14)	On November 25, 2014, Mr. Benjamin was granted 33,333 options. This option grant vests as follows: 11,111 options vested immediately and the remaining 22,222 shares covered by the award were subject to performance-based vesting conditions and were forfeited since these conditions were not met.

Payments upon Termination or Change-in-Control

The discussion below reflects the estimated benefits that would be paid or accrue to each of Messrs. Bonnet, Benjamin and Marshall in the event of the following hypothetical scenarios:

•	termination without cause, or constructive (“good reason”) termination (including upon the occurrence of a change in control of a company);

•	termination for cause;

•	upon an executive’s disability; or

•	in the event of the executive’s death.

Ian C. Bonnet

The following discussion summarizes AHC’s post-termination obligations to Mr. Bonnet arising under its prior employment arrangements with him. As stated above, in connection with Mr. Bonnet’s departure from AHC company in January 2016, AHC is considering its severance obligations, if any, to him and the vesting and other post-termination provisions of certain of the unexercised stock options and other unvested stock options and unvested restricted stock units held by Mr. Bonnet as of the effective date of his separation from AHC. In connection with this review process, we may seek to limit Mr. Bonnet’s entitlement to these benefits.

Death or Disability. Pursuant to the Employment Letter and New Employment Letter with AHC, if Mr. Bonnet’s employment was terminated as a result of his death, Mr. Bonnet or his estate, as applicable, would receive any accrued but unpaid, base salary, bonus and expense reimbursement amounts through the date of his death. Under the New Employment Letter, if Mr. Bonnet’s employment was terminated as a result of disability, Mr. Bonnet would be entitled to the same payments and benefits as if his employment was terminated without cause.

Cause. The Employment Letter and New Employment Letter provided that if Mr. Bonnet’s employment was terminated for cause or he terminated his employment without good reason, he would have been entitled to his base salary and expense reimbursement through the date of termination, and he shall have had no further entitlement to any other compensation or benefits. In the event of termination for cause, all stock options that have not been exercised as of the date of termination for cause shall have been deemed to have expired as of such date. In the event of termination without good reason, options vested as of the date of termination may have been exercised for a limited period in accordance with the terms of the equity compensation plan under which such option was granted.

Without Cause or for Good Reason. Under the Employment Letter, if Mr. Bonnet’s employment was terminated without cause, or by Mr. Bonnet for good reason, AHC would have been obligated to: (a) pay any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date of termination; and (b) pay a severance payment equal to 33.3% of his base salary in effect on the termination date. Under the New Employment Letter, if Mr. Bonnet’s employment was terminated by AHC without cause or by him for good reason, AHC shall have been required to pay him (i) the accrued compensation, (ii) a severance payment of an amount equal to three (3) months of base salary; and (iii) continued participation in the health and welfare plans (or comparable plans) provided by AHC for a period equal to the shorter of six months from the date of termination or, until he is eligible for comparable coverage with a subsequent employer. The severance and continuation of benefits would have been subject to his ongoing compliance with the Employee Assignment and Confidentiality Agreement, execution of a general release and resignation from the board. Further, under the New Employment Letter, if AHC terminated his employment without cause, he resigned for good reason, or termination was due to his death or disability, then any unvested options shall have immediately vested and the exercise period in which he may have exercise these options shall have been extended to the duration of their original term.

Change of Control. The New Employment Letter also provides that if (1) during the period commencing on the date the company enters into a definitive agreement with respect to a transaction that would constitute a change in control and ending on the date the definitive agreement therefor is terminated or the change in control was consummated, AHC terminated his employment without cause or (2) during the period commencing upon the consummation of the change in control and ending six (6) months thereafter, either (i) AHC or, if applicable, the surviving or successor entity, terminated his employment without cause or (ii) he resigned for good reason, then AHC would have had to pay and provide to him: (A) the accrued compensation, and (B) subject to his ongoing compliance with the Employee Assignment and Confidentiality Agreement, execution of a general release in favor of the company, and resignation from the board, (1) a severance payment of an amount equal to three months of base salary and (2) continued participation in the health and welfare plans (or comparable plans) for a period equal to the shorter of six months from the date of termination or, until he is eligible for comparable coverage with a subsequent employer. The New Employment Letter also provided that unvested options shall have immediately vested and the exercise period in which he may exercise such options shall have be extended to the duration of their original term if his employment was terminated by AHC without cause or by him for good reason in anticipation of, or within 180 days following, a change in control.

Employee Covenants. Mr. Bonnet agreed to keep confidential and not disclose any confidential or proprietary information owned by, or received by or on behalf of, AHC or any of its affiliates, during the term of the agreement or at any time thereafter. He also agreed to return such confidential and proprietary information to AHC immediately in the event of any termination of employment. Mr. Bonnet also agreed, during his employment with AHC and for a period of one year thereafter, to not in any manner enter into or engage in any business that is engaged in any business directly competitive with AHC’s business anywhere in the world, with limited exceptions. Moreover, Mr. Bonnet agreed, during his employment with AHC and for a period of 12 months thereafter, to not, directly or indirectly, without AHC’s prior written consent: (i) solicit or induce any employee of AHC or any of AHC’s affiliates to leave such employ; or (ii) solicit the business of any customer with respect to products or services that compete directly with the products or services provided or supplied by AHC.

William A. Marshall

The following discussion summarizes AHC’s post-termination obligations to Mr. Marshall arising under its prior employment arrangements with him. As stated above, in connection with Mr. Marshall’s departure from AHC company in March 2016, AHC is considering its severance obligations, if any, to him and the vesting and other post-termination provisions of certain of the unexercised stock options and other unvested stock options and unvested restricted stock units held by Mr. Marshall as of the effective date of his separation from AHC. In connection with this review process, we may seek to limit Mr. Marshall’s entitlement to these benefits.

Death or Disability. Pursuant to the terms of his employment agreement, if Mr. Marshall’s employment was terminated as a result of his death, Mr. Marshall or his estate, as applicable, he would have receive any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date of his death. If Mr. Marshall’s employment was terminated as a result of disability, Mr. Marshall or his estate, as applicable, would have received (a) any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date on which the disability occurs; (b) a severance payment equal to 12 months of his base salary in effect on the termination date and (c) continued participation in our benefit plans (or comparable plans) for the longer of the natural expiration of the agreement or the end of the month of the one-year anniversary of the termination of his employment. Further, in the event of a termination due to his death or disability, Mr. Marshall’s (or his estate’s or legal representative’s) right to purchase shares of common stock pursuant to any stock option or stock option plan to the extent vested as of the termination date shall have remained exercisable for a period of twelve months following such date, but in no event after the expiration of the exercise period.

Cause. If Mr. Marshall’s employment was terminated for cause or he terminated his employment without good reason, he would have been entitled to his base salary, other accrued compensation and expense reimbursement through the date of termination, and he shall have had no further entitlement to any other compensation or benefits. All stock options that have not been exercised as of the date of termination for cause shall have been deemed to have expired as of such date otherwise, options vested as of the date of termination may be exercised for a period of three months thereafter.

Without Cause or for Good Reason. If Mr. Marshall’s employment was terminated without cause, or by Mr. Marshall for good reason, AHC would have been obligated to: (a) pay any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date of termination; (b) pay a severance payment of 12 months of his base salary in effect on the termination date, but in no event less than $260,000; and (c) provide for his continued participation in AHC’s benefit plans (or comparable plans) for the longer of the natural expiration of the agreement or the end of the month of the one-year anniversary of the termination of his employment. Further, in the event of such a termination event, his right to purchase shares of common stock pursuant to any stock option shall have immediately fully vest and become exercisable, and the exercise period in which he may exercise his options shall have been extended to the duration of their original term. In addition, pursuant to the compensation modification agreements AHC entered into with Mr. Marshall, each of the option awards and restricted stock units would have vested upon either AHC achieving cash flow breakeven by AHC or in the event of a termination of employment without “cause” or for “good reason” as such terms are defined in his employment agreement, subject to limitation in the compensation modification agreements applicable to restricted stock units.

Change of Control. The benefits Mr. Marshall would receive upon termination without cause or for good reason shall not be adversely affected in the event of a change of control.

Employee Covenants. In his employment agreement, Mr. Marshall agreed to keep confidential and not disclose any confidential or proprietary information owned by, or received by or on behalf of, AHC or any of its affiliates, during the term of the agreement or at any time thereafter. He also agreed to return such confidential and proprietary information to AHC immediately in the event of any termination of employment. Mr. Marshall also agreed, during his employment with AHC and for a period of one year thereafter, to not in any manner enter into or engage in any business that is engaged in any business directly competitive with AHC’s business anywhere in the world, with limited exceptions. Moreover, Mr. Marshall agreed, during his employment AHC and for a period of 12 months thereafter, to not, directly or indirectly, without AHC’s prior written consent: (i) solicit or induce any employee of AHC or any of AHC affiliates to leave such employ; or (ii) solicit the business of any customer with respect to products or services that compete directly with the products or services provided or supplied by us.

O’Connell Benjamin

The following discussion summarizes AHC’s post-termination obligations to Mr. Benjamin arising under its prior employment agreement with him. As stated above, in connection with Mr. Benjamin’s departure from AHC company in February 2015, AHC is considering its severance obligations, if any, to him and the vesting and other post-termination provisions of certain of the unexercised stock options and other unvested stock options and unvested restricted stock units held by Mr. Benjamin as of the effective date of his separation from AHC. In connection with this review process, the company may seek to limit Mr. Benjamin’s entitlement to these benefits.

Death or Disability. Pursuant to the terms of his 2014 Employment Agreement, if Mr. Benjamin’s employment was terminated as a result of his death, Mr. Benjamin or his estate, as applicable, would have received any accrued but unpaid, base salary, bonus and expense reimbursement amounts through the date of his death. If Mr. Benjamin’s employment was terminated as a result of disability, under the 2014 Employment Agreement Mr. Benjamin or his estate, as applicable, would have been entitled to receive (a) any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date on which the disability occurs; (b) a severance payment of 12 months of his base salary in effect on the termination date and (c) continued participation in our benefit plans (or comparable plans) for the longer of the natural expiration of the agreement or the end of the month of the one-year anniversary of the termination of his employment. Further, in the event of a termination due to his death or disability, under the 2014 Employment Agreement Mr. Benjamin’s (or his estate’s or legal representative’s) right to purchase shares of common stock pursuant to any stock option or stock option plan to the extent vested as of the termination date shall have remained exercisable in accordance with the terms of the equity compensation plan under which such option was granted.

Cause. If Mr. Benjamin’s employment was terminated for cause or he terminated his employment without good reason, he would have been entitled to his base salary and expense reimbursement through the date of termination, and he shall have had no further entitlement to any other compensation or benefits. In the event of termination for cause, all stock options that have not been exercised as of the date of termination for cause shall have been deemed to have expired as of such date. In the event of termination without good reason, options vested as of the date of termination may have been exercised for a limited period in accordance with the terms of the equity compensation plan under which such option was granted.

Without Cause or for Good Reason. Under the 2014 Employment Agreement, if Mr. Benjamin’s employment was terminated without cause, by Mr. Benjamin for good reason, or either (1) AHC failed to timely notify him or its intent to renew his agreement or (2) after providing such notice, AHC failed to reach an agreement on a new employment agreement with him prior to the expiration date, then he would have been entitled to: (a) pay any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date of termination; (b) pay a severance payment equal to 12 months of his base salary in effect on the termination date, but in no event less than $290,000; (c) provide for his continued participation in AHC’s benefit plans (or comparable plans) for the longer of the natural expiration of the agreement or the end of the month of the one-year anniversary of the termination of his employment. Further, in the event of such a termination event, certain of the options and other equity incentive awards granted to Mr. Benjamin will have been deemed vested and shall have been exercisable for the duration of their original term, subject to the conditions and limitations of the 2014 Employment Agreement. In addition, pursuant to the compensation modification agreements AHC entered into with Mr. Benjamin, as described above, each of the option awards and restricted stock units would have vested upon either AHC achieving cash flow breakeven or in the event of a termination of employment without “cause” or for “good reason”, as such terms were defined in his employment agreement, subject to the limitations described above applicable to the restricted stock units.

Change of Control. In the event of a change of control, under the 2014 Employment Agreement, Mr. Benjamin shall have had the right to terminate his employment with AHC for any reason within a limited period of time of such change of control and such termination shall have be deemed for good reason. In such an event, AHC would have been required to pay Mr. Benjamin the amounts described above.

Employee Covenants. In the 2014 Employment Agreement, Mr. Benjamin agreed to keep confidential and not disclose any confidential or proprietary information owned by, or received by or on behalf of, AHC or any of our affiliates, during the term of the agreement or at any time thereafter. He also agreed to return such confidential and proprietary information to AHC immediately in the event of any termination of employment. Mr. Benjamin also agreed, during his employment with AHC and for a period of one year thereafter, to not in any manner enter into or engage in any business that is engaged in any business directly competitive with AHC business anywhere in the world, with limited exceptions. Moreover, Mr. Benjamin agreed, during his employment with AHC and for a period of 12 months thereafter, to not, directly or indirectly, without AHC’s prior written consent: (i) solicit or induce any employee of AHC any of our affiliates to leave such employ; or (ii) solicit the business of any customer with respect to products or services that compete directly with the products or services provided or supplied by AHC.

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

Equity Compensation Plans

2011 Omnibus Equity Incentive Plan

At the company’s special meeting of stockholders held on August 23, 2011, our stockholders approved the 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). Our board of directors adopted the 2011 Plan on July 19, 2011, subject to stockholder approval at the special meeting. In May 2014 and July 12, 2016, our stockholders approved an amended to the 2011 Plan to increase the maximum number of shares available for awards under the 2011 Plan. The purpose of the 2011 Plan is to assist us and our subsidiaries in attracting and retaining selected individuals who, serving as our employees, directors, consultants and/or advisors, are expected to contribute to our success and to achieve long-term objectives which will benefit our stockholders through the additional incentives inherent in the awards under the 2011 Plan. The maximum number of shares of our common stock that are available for awards under the 2011 Plan, as amended, (subject to the adjustment provisions of the 2011 Plan) is 1,750,000 shares. Under the 2011 Plan, options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other share-based awards and performance awards may be granted to eligible participants. Subject to the reservation of authority by our board of directors to administer the 2011 Plan and act as the committee thereunder, the 2011 Plan will be administered by the Management Resources and Compensation Committee (the “Committee”), which has the authority to determine the terms and conditions of awards, and to interpret and administer the 2011 Plan. As of July 15, 2016, there were outstanding (i) 531,868 options to purchase shares under the 2011 Plan, with exercise prices ranging from $1.73 to $15.48 and (ii) a total of 156,554 shares granted pursuant to restricted stock awards and restricted stock units under the 2011 Plan.

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

Summary of the 2011 Plan

Shares Available. The maximum number of shares of our common stock that are available for awards under the 2011 Plan (subject to the adjustment provisions described under “Adjustments upon Changes in Capitalization” below), as amended on May 1, 2014, is 1,750,000 shares. If any shares of common stock subject to an award under the 2011 Plan, or an award under the 2010 Employee Plan, are forfeited, expire or are settled for cash (in whole or in part), the shares subject to the award may be used again for awards under the 2011 Plan to the extent of the forfeiture, expiration or cash settlement.

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

Other Option Plans

2010 and 2000 Employee Stock Option Plans

In May 2010, our stockholders approved the 2010 Employee Stock Option Plan (the “2010 Plan”) which provided for the grant of options to purchase up to 555,556 shares of our common stock. The 2010 Plan served as our primary equity incentive plan for our employees and other eligible participants until the approval by our shareholders of the 2011 Plan. The board of directors unanimously approved the 2010 Plan on January 20, 2010 and our stockholders approved the 2010 Plan on May 19, 2010. The 2010 Plan and 2000 Plan were administered by the Management Resources and Compensation Committee designated by our board of directors. The board or committee had full authority to interpret the 2010 Plan and 2000 Plan and to establish and amend rules and regulations relating thereto. Under the terms of the 2010 Plan, options granted there under were designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422 of the Code, or options which do not so qualify (“Non-ISOs”). As of June 30, 2015, there were 26,358 options outstanding under the 2010 Plan, with exercise prices ranging from $7.92 to $21.60.

In March 2001, our stockholders approved the 2000 Employees Stock Option Plan (the “2000 Plan”) which, as amended, provided for the grant of options to purchase up to 555,556 shares of our common stock. to our employees, until its expiration in 2010. Under the terms of the 2000 Plan, options granted there under were designated as ISOs or Non-ISOs. As of June 30, 2015, there were 85,774 options outstanding under the 2000 Plan, with exercise prices ranging from $7.02 to $81.00.

2001 Non-Executive Director Stock Option Plan

In January 2002, our stockholders approved the 2001 Non-Executive Director Stock Option Plan. Awards were granted under the 2001 Director Plan until the approval by our shareholders of the 2011 Plan to (i) non-executive directors as defined and (ii) members of any advisory board we may establish who are not full-time employees of us or any of our subsidiaries. Under the 2001 Director Plan, each non-executive director was automatically be granted an option to purchase 2,222 shares upon joining the board and an option to purchase 556 shares each September 1st thereafter, pro rata, based on the time the director has served during the prior year. The term non-executive director refers to those of our directors who are not otherwise a full-time employee of Authentidate or any subsidiary. In addition, each eligible member of an advisory board will receive, upon joining the advisory board, and on each anniversary of the effective date of his appointment, an option to purchase 2,500 shares of our common stock. The 2001 Director Plan expired ten years following its adoption. As of June 30, 2015 there were 8,889 outstanding options granted under the 2001 Director Plan. The options outstanding have exercise prices ranging from $10.44 to $54.00. As stated above, following the approval of the 2011 Plan by our shareholders, no further awards were granted under the 2001 Plan.

Director Compensation

AEON did not pay any of its non-employee directors fees for serving as board members of AEON prior to the AEON Acquisition.

On July 19, 2011, the AHC board approved the following compensation policy for its non-employee directors:

•	The annual director fee for AHC non-executive directors was $30,000;

•	Committee chairmen were paid an additional annual fee as follows: (a) Chairman of the Board—$25,000 per annum; (b) Chairman of the Audit Committee—$15,000 per annum; (c) Chairman of the Management Resources and Compensation Committee—$7,500 per annum; and (d) other Committee Chairmen—$5,000 per annum; and

•	Meeting fees for AHC independent directors were $1,500 for each meeting of the board of directors, and $1,500 for each meeting of a committee of the board of directors. For meetings held by conference call, fees are $750 per meeting. Reasonable and customary expenses incurred in attending the board and committee meetings are reimbursable.

In addition to the foregoing cash compensation, effective with the approval by the AHC’s stockholders of the 2011 Plan, each non-employee director received (i) upon initial election to the board of directors, a nonstatutory stock option for the purchase of 2,222 shares of common stock which vests immediately upon election and (ii) an annual stock option grant, to be granted on September 1, for the purchase of 1,111 shares of common stock which also vests immediately; which award amount was increased to 1,667 options in June 2012; provided, that any non-employee director, who has not served as a director for an entire year prior to September 1st of the reference year shall receive a pro rata number of options determined as follows:

Date of Membership	Options Granted
September 1 through November 30	1,667
December 1 through February 28	1,250
March 1 through May 30	833
June 1 through August 31	389

On September 1, 2015, AHC granted an aggregate of 7,917 options to its non-employee directors pursuant to the 2011 Plan. These options have an exercise price of $2.52 and are exercisable for a period of ten years from the grant date. The exercise price of such options is equal to the fair market value of thee common stock on the grant date, as determined under the 2011 Plan. With respect to such options, upon the termination of service of a director, options shall terminate on the second anniversary of the date of termination of service, except that if termination of service is due to optionee’s death or permanent disability (as determined by the board), the option shall terminate on the earlier of the expiration date of such option or 12 months following the date of death or termination for permanent disability and if an optionee is removed from the board for cause, as determined by the board, the option awards held by such optionee would terminate immediately upon removal.

Through December 2012, non-employee directors of AHC continued to have the option to elect to receive up to 100% of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of common stock issued under the 2011 Plan. Under this program, prior to the commencement of each fiscal year, each non-employee director had the right to elect to receive a percentage (up to 100%) of all cash compensation payable to such non-employee director for the fiscal year ending the following June 30 in restricted shares of common stock. Notwithstanding the foregoing, however, on one occasion during each fiscal quarter, a non-employee director, prior to the first day of the last month of each fiscal quarter, may notify AHC of his decision to modify a prior election, with any such revised allocation to be effective for any subsequent fiscal quarter during the remainder of the fiscal year. If a non-employee director elects to receive a percentage of his or her cash compensation in restricted shares, the number of restricted shares that will be issued to such director will be calculated by dividing the cash amount to be converted into restricted shares by the fair market value of common stock as of the date the fees are earned, which date shall be deemed to be the last trading day of each fiscal quarter. Fair market value will be determined in accordance with the provisions of the 2011 Plan.

On December 18, 2012, the AHC board approved a modification to our non-employee director compensation policy to require that all director fees be paid in the form of either non-qualified stock options or restricted shares of common stock to be issued under the 2011 Plan, effective January 1, 2013. Each director elected the form of payment to be received. As AHC paid director fees on a quarterly basis in arrears, the securities to be issued to its non-employee directors for each fiscal quarter while this policy modification is in effect were issued following the close of each such fiscal quarter. Under this new policy, if a non-employee director elects to receive payment of director fees in the form of non-qualified stock options, the number of options issued will be calculated by dividing the cash amount to be converted into options by the fair value of an option as determined by the Black-Scholes option pricing model as of the last trading day of each fiscal quarter. If a non-employee director elects to receive payment in restricted shares, the number of shares to be issued to such director will be determined as described above. Restricted shares will be restricted from public resale in accordance with the provisions of Rule 144, as adopted by the SEC under the Securities Act of 1933, as amended. The options to be granted to non-employee directors under the 2011 Plan are exercisable for a period of ten years from the grant date. The exercise price of such options shall be equal to the fair market value of common stock on the grant date, as determined under the 2011 Plan. Upon the termination of service of a director, these options shall remain exercisable to the same extent as pertains to the annual option awards granted to non-employee directors, as described above.

Further, in July 2011, the AHC board also adopted stock ownership guidelines applicable to its non-employee directors. The Non-Employee Director Stock Ownership Guidelines require all non-employee directors to hold shares of common stock with a value equal to four times the amount of the base annual retainer fee paid to non-employee directors for service on the AHC board, excluding additional committee retainer fees, if any. This ownership guideline is initially calculated using the base annual retainer fee for service as a non-employee director as of the date we adopted these guidelines for current directors or for any new members of the AHC board, such person first became subject to the guidelines. These ownership guidelines will be re-calculated following any adjustment to the applicable annual non-employee director retainer fees. These guidelines will be based on the applicable annual board retainer fee in effect on such calculation date.

Non-employee directors are required to achieve the applicable level of ownership within five years of the later of the date the guidelines were adopted and the date the person first became a non-employee member of the AHC board. Shares that count toward satisfaction of the guidelines include shares owned outright by the director or his or her immediate family members residing in the same household and shares held in trust for the benefit of the director or his or her family. Unexercised and/or unvested equity awards do not count toward satisfaction of the guidelines. The value of a share will be measured on the date of the AHC’s annual meeting each year as the greater of (i) the average closing price over the 12 months preceding the date of calculation or (ii) the purchase price actually paid by the person for such share of the company’s stock. The purchase price for shares acquired pursuant to restricted stock units, performance shares and other similar full value awards is zero. AHC Non-Employee Director Stock Ownership Guidelines may be waived, at the discretion of the AHC board’s Management Resources and Compensation Committee if compliance would create undue hardship or prevent a director from complying with a court order, as in the case of a divorce settlement.

On September 10, 2012, AHC entered into indemnification agreements with each of its then non-employee members of its board of directors. The indemnification agreements provide, subject to the procedures, limitations and exclusions set forth in the agreements: (i) that AHC will indemnify the indemnitee to the fullest extent permitted by applicable law in the event the indemnitee is, or is threatened to be made, a party to or a participant in an action, suit or other proceeding by reason of the fact that the indemnitee is or was one of the directors or is or was serving at our request as a director, officer, employee, agent or fiduciary of another enterprise; (ii) that AHC will advance, to the fullest extent not prohibited by applicable law, the expenses incurred by the indemnitee in connection with any such proceeding; (iii) that the rights of the indemnitee under the agreement are in addition to any other rights the indemnitee may have otherwise; and (iv) that the agreement shall continue until and terminate upon 10 years after the latest date that the indemnitee shall have ceased to serve as one of AHC’s directors or as a director, officer, employee, agent or fiduciary of any other enterprise at AHC’s request. AHC was required to advance such person’s expenses in connection with his or her defense, provided that the indemnitee undertakes to repay all amounts advanced if it is ultimately determined that such person is not entitled to be indemnified by AHC. AHC has entered into materially similar indemnification agreements with each of its non-employee directors that were elected to board subsequent to September 10, 2012.

Summary of Non-Executive Director Compensation

A summary of non-executive director compensation for the transitional period from January 1, 2015 to June 30, 2015:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles C Lucas III	—	—	$50,250	—	—	—	$50,250

William P. Henry (4)	$1,071	—	$2,660	—	—	—	$3,731

Roy E. Beauchamp (5)	—	—	$27,750	—	—	—	$27,750

Todd A. Borus (6)		—	$26,250	—	—	—	$26,250

Marc A. Horowitz (7)	—	—	$27,000	—	—	—	$27,000

J. David Luce (8)	—	$30,140	—	—	—	—	$30,140

J. Edward Sheridan (9)	—	—	—	—	—	—	—

Jeffrey Beunier (10)	—	—	$34,813	—	—	—	$34,813

(1)	As of June 30, 2015, each of AHC’s directors had the following number of options outstanding: Mr. Lucas—67,110 options; Mr. Henry 2,222 options; Mr. Beauchamp—3,425 options; Mr. Borus—44,102 options; Mr. Horowitz—23,006 options; and Mr. Luce—9,444 options (not including 27,777 vested options he was granted in August 2009 as a fee for services rendered in connection with our former ExpressMD Solutions joint venture). Includes options issued to certain directors in lieu of cash director fees during fiscal 2015 as follows: Mr. Lucas—47,157 options; Mr. Beauchamp 21,203; Mr. Borus 24,055; and Mr. Horowitz 20,784.

(2)	For the transitional period from January 1, 2015 to June 30, 2015, the following directors elected to receive a portion of their cash director fees in shares of restricted common stock. The number of shares earned for service during the transitional period from January 1, 2015 to June 30, 2015: Mr. Luce—16,801 shares. As of the fiscal year ended June 30, 2015, the aggregate number of shares of restricted stock issued in lieu of cash director fees to our current non-executive directors was as follows: Mr. Lucas 0 shares; Mr. Henry 0 shares; Mr. Beauchamp 0 shares; Mr. Borus 5,277 shares, Mr. Horowitz 0 shares and Mr. Luce—38,240 shares.

(3)	Reflects the dollar amount recognized for financial statement reporting purposes for the transitional period from January 1, 2015 to June 30, 2015 computed in accordance with FASB Accounting Standards Codification Topic 718: Compensation—Stock Compensation, and thus may include amounts from awards granted in and prior to 2014. A discussion of the methods used to calculate these values may be found in Note 2 to AHC’s Consolidated Financial Statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

(4)	Mr. Henry was elected to the board on June 18, 2015.

(5)	Mr. Beauchamp was elected to the board on November 13, 2014.

(6)	Mr. Borus resigned from the board effective January 27, 2016. As of June 30, 2015, Mr. Borus had a total of 44,102 options outstanding and had been issued a total of 5,277 shares in lieu of cash director fees.

(7)	Mr. Horowitz was elected to the board on December 10, 2014.

(8)	Mr. Luce resigned from the board effective January 27, 2016. As of June 30, 2015, Mr. Borus had a total of 9,444 options outstanding and had been issued a total of 38,240 shares in lieu of cash director fees.

(9)	Mr. Sheridan retired from the board effective as of December 9, 2014. As of June 30, 2015, Mr. Sheridan had a total of 38,084 options outstanding and had been issued a total of 4,039 shares in lieu of cash director fees.

(10)	Mr. Beunier resigned from the board effective July 1, 2015. As of June 30, 2015, Mr. Beunier had a total of 34,344 options outstanding and had been issued a total of 2,946 shares in lieu of cash director fees.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks between the members of our Management Resources and Compensation Committee and any other entity.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of July 15, 2016, with respect to (i) each person, or group of affiliated persons, who are known by us to beneficially own more than 5% of the outstanding shares of our common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group. The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days of the date hereof, through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power, or shares such powers with his or her spouse, with respect to the shares set forth in the following table. Shares of common stock that may be acquired by an individual or group within 60 days of the date hereof, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as otherwise noted below, the address for each person or entity listed in the table is: Authentidate Holding Corp., c/o Peachstate Health Management d/b/a AEON Clinical Laboratories, 225 Centennial Drive, Gainesville, GA 30504.

	Common Stock
Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership(++)		Percent of Class (#)
5% Stockholders
Lazarus Investment Partners LLLP 3200 Cherry Creek South Drive, Suite 670 Denver, Colorado 80209	947,785	(1)	15.5%

Directors and Executive Officers

Hanif A. Roshan	335,311		5.7%

William A. Marshall	31,656	(7)	*

William P. Henry	—	(2)	—

Charles C. Lucas III	555	(3)

Roy E. Beauchamp	—	(4)	—

Marc A. Horowitz	—	(5)	—

Varinder S. Rathore	4,261	(6)	*

Mustafa Chagani	2,222	(6)	*

Ronald C. Oklewicz	3,242	(6)	*

Thomas Leahey	—		—

Richard Hersperger	38,321		1.0%

Ian C. Bonnet	27,777	(8)	*

Benjamin O’Connell	145,724	(9)	2.4%

All current directors and officers as a group (10 persons)	383,912		6.5%

++	Unless otherwise indicated below, each director, officer and 5% stockholder has sole voting and sole investment power with respect to all shares that it beneficially owns.

#	Based on the number of shares of common stock outstanding as of July 15, 2016.

*	Represents less than 1% of the issued and outstanding shares of common stock as of the Record Date.

(1)	Based on Schedule 13D/A filed by the listed stockholder on December 17, 2015. The securities reported on this table as beneficially owned by Lazarus Management Company, LLC (“Lazarus Management”) are held by or for the benefit of Lazarus Investment Partners LLLP (“Lazarus Partners”). Includes 204,679 shares of common stock which may be issued upon conversion of 200,000 shares of Series D preferred stock. Also includes 833 shares of common stock beneficially owned by Lazarus Macro Micro Partners LLLP; Lazarus Investment Partners LLLP holds no interest in these securities and Lazarus Management Company LLC and Justin B. Borus disclaims beneficial ownership except to the extent of their pecuniary interest therein. Excludes 692,626 shares issuable upon exercise of warrants which are subject to restrictions on exercise pursuant to a lockup agreement entered into between the stockholder and the Company. Excludes 111,111 warrants issued December 15, 2015 which warrants are exercisable on the first business day following the twelve-month anniversary of the issue date, provided that if the Company consummates the initial closing of the transaction with AEON, then the initial exercise date will be the 3-year anniversary of the closing. Lazarus Management, as the investment adviser and general partner of Lazarus Partners, and Justin B. Borus, as the managing member of Lazarus Management, may be deemed to beneficially own the securities held by Lazarus Partners for the purposes of Rule 13d-3 of the Securities Exchange Act of 1934, insofar as they may be deemed to have the power to direct the voting or disposition of those securities. Neither the filing of this report nor any of its contents shall be deemed to constitute an admission that Lazarus Management or Mr. Borus is, for any other purpose, the beneficial owner of any of the securities, and each of Lazarus Management and Mr. Borus disclaims beneficial ownership as to the securities, except to the extent of his or its pecuniary interests therein.

(2)	Excludes options to purchase 113,062 shares of common stock which are subject to restrictions on exercise pursuant to a lockup agreement entered into between the stockholder and the Company. Of this amount options to purchase 55,555 shares of common stock are not exercisable until the company obtains the approval of its stockholders to increase the number of shares of common stock available for issuance pursuant to awards granted under the 2011 Omnibus Equity Compensation Plan.

(3)	Excludes vested options to purchase 92,557 shares of common stock which are subject to restrictions on exercise pursuant to a lockup agreement entered into between the stockholder and the Company.

(4)	Excludes vested options to purchase 38,721 shares of common stock which are subject to restrictions on exercise pursuant to a lockup agreement entered into between the stockholder and the Company.

(5)	Excludes vested options to purchase 40,328 shares of common stock which are subject to restrictions on exercise pursuant to a lockup agreement entered into between the stockholder and the Company.

(6)	Includes vested options to purchase 2,222 shares of common stock.

(7)	Excludes vested options to purchase 19,444 shares of common stock and warrants to purchase 25,019 shares of common stock which are subject to restrictions on exercise pursuant to a lockup agreement entered into between the stockholder and the Company. Includes 10,234 shares of common stock issuable upon conversion of 10,000 shares of Series D preferred stock. Excludes unvested options to purchase 7,944 shares of common stock and 12,835 restricted stock units which are subject to vesting requirements.

(8)	Includes 27,777 shares of common stock and excludes unvested options to purchase 33,333 shares of common stock.

(9)	Includes (i) vested options to purchase 70,678 shares of common stock, (ii) warrants to purchase an aggregate of 46,903 shares of common stock and (iii) 28,143 shares of common stock issuable upon conversion of 27,500 shares of Series D preferred stock. Excludes unvested options to purchase 185,307 shares of common stock and 128,843 restricted stock units, which are subject to vesting requirements.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of AHC’s equity compensation plans as of June 30, 2015 which consisted of the 2011 Plan, the 2010 Employee Stock Option Plan, 2000 Employee Stock Option Plan, as amended, and the 2001 Non-Employee Director Stock Option Plan, as amended. Information concerning each of the aforementioned plans is set forth above.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options and Warrants		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)
Equity Compensation Plans Approved by Stockholders	527,444	(1)	$13.23	(4)	266,889	(2)
Equity Compensation Plans Not
Approved by Stockholders	102,778	(3)	12.24		—
Total	630,222		$13.05		266,889

(1)	Includes 80,000 options issued pursuant to our 2001 Director Plan, as amended, 1,009,000 options issued to employees pursuant to our 2000 Plan and 2010 Plan and 3,227,000 options and 1,038,000 restricted stock units issued pursuant to our 2011 Plan, but does not include 71,250 options granted under our 2011 Plan on September 1, 2015.

(2)	Reflects the remaining shares available for issuance as of June 30, 2015 pursuant to our 2011 Plan.

(3)	See Note 12 to Consolidated Financial Statements included in the AHC’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 for information related to common stock purchase warrants issued to certain consultants.

(4)	The calculation of the weighted average exercise price of the outstanding options excludes shares of common stock included in column (a) that are issuable upon the vesting of then outstanding RSUs.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, we have not entered into any material transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of our common stock from July 1, 2014.

On August 28, 2014, AHC entered into a securities purchase agreement with certain accredited and/or institutional investors relating to a registered direct offering by the company for an aggregate of 337,939 shares of common stock and warrants to purchase up to an aggregate of 111,519 shares of common stock. One of the investors in the offering, Lazarus Investment Partners LLP, was the beneficial owner of approximately 29.6% of AHC’s outstanding shares of common stock immediately prior to the offering, agreed to purchase $500,000 worth of shares of common stock and warrants (78,247 shares and 25,821 warrants). The manager of the general partner of Lazarus Investment Partners, LLP is the brother of Dr. Todd A. Borus, a member of our board of directors at the time of the offering. Dr. Borus agreed to purchase 3,697 shares of common stock and 1,220 warrants (subscription proceeds of $25,000). Further, Sarah Trent Harris, a family member of Charles C. Lucas, a member of our board of directors, agreed to purchase 23,474 shares of common stock and 7,746 warrants (subscription proceeds of $150,000). In addition, an entity controlled by Douglas B. Luce, the brother of J. David Luce, a member of AHC’s board of directors at the time of the offering, agreed to purchase 39,123 shares of common stock and 12,910 warrants (subscription proceeds of $250,000). O’Connell Benjamin, AHC’s former chief executive officer agreed to purchase 14,790 shares of common stock and 4,880 warrants (subscription proceeds of $100,000) and William A. Marshall, AHC chief financial officer at the time of the offering, agreed to purchase 7,395 shares of common stock and 2,440 warrants (subscription proceeds of $50,000).

On December 10, 2014, AHC entered into a second Board Nomination Agreement (the “Board Agreement”) with Lazarus Investment Partners, LLP and certain of its affiliates (the “Lazarus Group”), the beneficial owner of approximately 29.3% of the AHC’s common stock as of such date. Pursuant to the Board Agreement, AHC granted the Lazarus Group the right to nominate a second individual for election to AHC’s Board and agreed to promptly appoint such nominee as a member of the Board. As discussed above in greater detail, the Lazarus Group designated Mr. Marc A. Horowitz and AHC agreed to appoint him to its Board of Directors, effective immediately. Further, under the Board Agreement, AHC agreed to use its best efforts to include Mr. Horowitz in AHC’s slate of nominees recommended for election as a director during a three year designation period, as defined under the Board Agreement. The Board Agreement further provides that if a Board vacancy occurs during the designation period solely because of the death, disability, disqualification, resignation or removal of their designee, the Lazarus Group shall be entitled to designate such person’s successor. Mr. Horowitz was subsequently elected to serve as a director by AHC’s stockholders at its May 2015 annual meeting.

On February 17, 2015, AHC issued a short-term promissory note (the “Short Term Note”) in the aggregate principal amount of $950,000 to an accredited investor and also issued to this investor warrants to purchase an additional 11,055 shares of common stock. AHC received funds in the amount of $950,000 from this investor on the same date. The holder of the Short Term Note is an entity controlled by Douglas B. Luce, the brother of J. David Luce, a member of our board of directors at the time of the offering. The Short Term Note was originally due and payable on the first to occur of the one month anniversary of the issue date or the date on which the company receives at least $950,000 in proceeds from equity or debt financing transactions. Interest accrued on the Short Term Note at the rate of 0.48% per month and the Short Term Note contains terms and events of default customary for similar transactions. The warrants issued to the holder of the Short Term Note are exercisable for a period of 54 months commencing on the six month anniversary of the date on which they are issued and will have an initial exercise price of $9.09 per share. The exercise price of these warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. On April 3, 2015, AHC entered into an agreement with the holder of the Short Term Note to extend the maturity date of the Short Term Note from March 19, 2015 to July 2, 2015. In addition, pursuant to the amendment agreement, AHC granted the holder the right to exchange the principal amount of the Short Term Note (and unpaid interest thereon) into the securities that AHC issue in the next financing, as defined in the amendment agreement. This investor subsequently agreed not to participate in the convertible debt financing for which a closing was held June 8, 2015 and in consideration of such election, the participation right was modified to allow him to exchange such note for comparable securities in an alternative transaction. In consideration of waivers previously granted by the holder of potential events of default under the Short Term Note and the extension of its maturity date, we agreed to issue the holder warrants to purchase an aggregate of 351,851 shares of AHC common stock exercisable for a period of 54 months commencing six months following the date of issuance, at an exercise price equal to $2.79 per share. The exercise price of these warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. AHC subsequently further extended the maturity date of the Short Term Note on multiple occasions, and on December 11, 2015, AHC entered into an exchange agreement with the holder pursuant to which AHC agreed to issue such holder, in consideration of the cancellation of the original Short Term Note, a new convertible note in the aggregate principal amount of $950,000 (the “New Convertible Note”) and warrants to purchase 422,222 shares of common stock (the “Additional Warrants”). The closing of the exchange transaction occurred on December 17, 2015.

The New Convertible Note is convertible into shares of common stock of AHC at an initial conversion price of $2.25 per share, subject to adjustment. The New Convertible Note is convertible beginning July 1, 2016 and is due one year from the closing date. Based on the initial conversion price, the New Convertible Note will be convertible into up to 422,222 shares of common stock. If AHC issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price will be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the conversion price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The New Convertible Note bears interest at 9% per annum with interest payable upon maturity or on any earlier redemption date. Following the date on which the New Convertible Note first becomes convertible, the Company will have the right to redeem all or any portion of the outstanding principal balance of the New Convertible Note, plus all accrued but unpaid interest at a price equal to 110% of such amount. The holder of the New Convertible Note shall have the right to convert any or all of the amount to be redeemed into common stock prior to redemption. Subject to certain exceptions, the New Convertible Note is senior to existing and future indebtedness of the Company and will be secured to the extent and as provided in the Amended Security Agreement entered into between the Company and the holder. To provide for the collateral to secure the repayment of the New Convertible Note, MKA 79, LLC, an entity affiliated with J. David Luce, a member of the board of directors of the Company at the time of the offering agreed to an amendment to the security agreement entered into in August 2015 to provide that the New Convertible Note shall be secured by the collateral defined in such earlier Security Agreement. Subject to certain exceptions, the New Convertible Note contains customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default. Upon the occurrence of an event of default under the New Convertible Note, the holder may require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal and accrued and unpaid interest.

Subject to certain limitations, the Additional Warrants are exercisable on or after the date that is the three year anniversary date of the closing of the AEON Acquisition. The initial exercise price of the Additional Warrants is $2.70 per share and is subject to adjustment for certain events. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price of the new note, the exercise price of the Additional Warrants will be decreased to a lower price based on the amount by which the conversion price of the new note was reduced due to such transaction. The foregoing adjustments to the exercise price for future stock issues will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the exercise price of the Additional Warrants is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The Additional Warrants may be exercised on a “cashless” basis if at the time of exercise there is no current prospectus available for the issuance of the underlying shares of common stock. The Additional Warrants will expire 54 months from their initial exercise date. In addition, the Additional Warrants provide that, after their initial exercise date, the Company shall have the right to cause the holder to exercise the Additional Warrants provided that that the following conditions are satisfied: (i) the closing bid price of the Company’s common stock is at least $4.05 for the 20 consecutive trading days prior to the date of the mandatory exercise notice and (ii) the holder is not prevented from exercising the Additional Warrants pursuant to a lockup agreement.

On April 24, 2015, AHC issued a short-term promissory note in the aggregate principal amount of $500,000 to Lazarus Investment Partners LLP, the beneficial owner of approximately 29.4% of AHC’s common stock immediately prior to the note transaction, for gross proceeds of $500,000. In consideration for the short-term note transaction, AHC agreed to reduce the exercise price on approximately 692,622 warrants held by Lazarus to $2.25 based on the most recent closing bid price of the common stock prior to the note transaction, and to extend the expiration date of the warrants to October 25, 2019. The short-term note is an unsecured obligation of the company, is not convertible into equity securities of the company and accrues interest at a rate of 5.76% per annum. The short-term note was originally due and payable on the first to occur of July 2, 2015, or the date on which the company receives at least $900,000 in cash proceeds from an equity or debt financing. The short-term note contains covenants and events of default customary for similar transactions. The net proceeds from this transaction were approximately $500,000. The warrants, as amended, are exercisable for a period of approximately 54 months and have an initial exercise price of $2.25 per share. AHC subsequently further extended the maturity date of the short term note on multiple occasions, and on December 15, 2015, AHC entered into an exchange agreement with Lazarus Investment Partners pursuant to which AHC agreed to issue it, in consideration of the cancellation of the original note, a new note in the aggregate principal amount of $532,811, which amount includes $32,811 in accrued interest on their original note (the “New Note”), and warrants to purchase 111,111 shares of common stock (the “New Warrants”). The closing of the exchange transaction with Lazarus Investment Partners occurred on December 15, 2015.

The New Note bears interest at 20% per annum, payable in arrears, and is due upon the earlier of (i) twelve months from the date of issuance, (ii) June 8, 2016 if AHC has not consummated the closing with AEON by such date, or (iii) within 5 days of the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. The New Note is neither secured by any of AHC’s assets nor convertible into equity securities of AHC. The New Note contains certain events of default that are customary for similar transactions. Subject to certain limitations, the New Warrants are exercisable on or after the first business day following the twelve-month anniversary of the issue date; provided, however, if AHC consummates the closing of the transaction with AEON, then the “Initial Exercise Date” of the New Warrant shall be the date that is the three year anniversary date of such closing. The initial exercise price of the New Warrants is $2.70 per share and is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The New Warrants may be exercised on a “cashless” basis if at the time of exercise there is no current prospectus available for the issuance of the underlying shares of common stock. The New Warrants will expire 54 months from their initial exercise date.

On August 7, 2015, AHC issued a senior secured promissory note (the “Senior Note”) in the aggregate principal amount of $320,000 to MKA 79, LLC (the “Purchaser”), in a private transaction. The Purchaser is an entity affiliated with J. David Luce, a member of AHC’s board of directors at the time of the offering. The Senior Note is due and payable on December 31, 2015 and interest shall accrue on the Senior Note at the rate of 10.0% per annum. The Senior Note was not originally convertible into equity securities of AHC and it contains terms and events of default customary for similar transactions. The Senior Note is secured by a first priority lien on certain of AHC’s assets, as described in a security agreement entered into between AHC and the Purchaser dated as of August 7, 2015. In consideration of the loan, AHC and the Purchaser entered into a Warrant Amendment Agreement pursuant to which AHC agreed to amend certain of the terms of the existing 608,314 Common Stock Purchase Warrants (the “Warrants”) currently held by the Purchaser and an affiliate of the Purchaser. In amending the Warrants, AHC agreed to reduce the exercise price of such Warrants to $1.53 and to extend the expiration date of the Warrants to December 13, 2019. The Warrants, as amended by the Warrant Amendment Agreement were issued in various transactions on or about March 14, 2012, September 28, 2012, and June 20, 2013 at exercise prices ranging between $8.55 and $12.06. Following an extension of the maturity date of the Senior Note to January 15, 2016, on such date AHC entered into a note amendment agreement (the “Amendment Agreement”) with MKA 79, pursuant to which the Company agreed to modify certain of the terms of the Senior Note. Pursuant to the Amendment Agreement, the holder of the Senior Note agreed to extend the maturity date to April 15, 2016 and may elect to further extend it for an additional 90 days. In consideration for such agreements, AHC agreed that the Senior Note would be further modified so that it would be convertible into shares of common stock of AHC at an initial conversion price of $4.86 per share, which was equal to the most recent consolidated closing bid price of the Company’s common stock immediately prior to the execution of the Amendment Agreement. Based on the conversion price, the principal amount of the Senior Note will be convertible into up to 65,843 shares of common stock. The conversion price is only subject to adjustment upon stock splits, reverse stock splits, and similar capital changes.

Effective August 26, 2015, AHC received loan proceeds in the aggregate amount of $400,000 from two separate lenders, MKA 79 LLC and Lazarus Investment Partners LLP. As evidence of the loans, AHC issued a promissory note in the principal amount of $200,000 to each of the lenders. The loans bear interest at 20% per annum, payable in arrears, and are due upon the earlier of (i) August 26, 2016 or (ii) within 30 days of the closing of the AEON Acquisition or (iii) the closing of a sale of equity or debt securities of the company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. The notes are neither secured by any assets nor convertible into equity securities of AHC. Further, the lenders have the right, at their option, to convert interest and principal due on the note into any alternative financing that may be undertaken by the company while the notes are outstanding. MKA 79 LLC is an entity affiliated with J. David Luce, who is a member of the board of directors of AHC at the time of the loan. Lazarus Investment Partners LLP was the beneficial owner of approximately 29.3% of the company’s common stock as of the date of the transaction.

On October 28, 2015, the Company received debt financing in the amount of $450,000 from AEON. AHC entered into a note purchase agreement with AEON for the sale and purchase of $450,000 principal amount of promissory notes (the “Notes”) and 111,111 common stock purchase warrants (the “Warrants”). The closing for the sale of the Note and Warrants also occurred on October 28, 2015. AEON has used the proceeds from the transaction for general business and working capital purposes. The Notes bear interest at 20% per annum, payable in arrears, and are due upon the earlier of (i) twelve months from the date of issuance or (ii) within 30 days of the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. The Notes are neither secured by any assets nor convertible into equity securities of AHC. The Notes contain certain events of default that are customary for similar transactions. The Warrants that were offered and sold pursuant to the Purchase Agreement are exercisable on or after the twelve month anniversary of the date of issuance at an initial exercise price of $2.70 per share. The exercise price for the Warrants is subject to adjustment for certain corporate events, such as stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The Warrants will expire 54 months from the initial exercise date.

Effective January 14, 2016, AHC and AEON entered into voting agreements with each of AHC’s officers and directors and certain other stockholders (the “Securityholders”) pursuant to which they agreed to vote all of the shares of common stock beneficially owned by them or acquired by them after such date and prior to the date the voting agreement terminates in favor of the business combination transaction contemplated by that certain amended and restated definitive agreement for the acquisition of all of the outstanding membership interests of AEON entered into between the Company, RMS Merger Sub LLC and AEON on January 26, 2016 (the “Definitive Agreement”) and certain other proposals. Further, as of such date, the voting agreements that AHC had previously entered into with VER 83, LLC and Lazarus Investment Partners, LLLP in December 2015, which are identical to the voting agreements entered into with the Securityholders described above, were also countersigned on behalf of AEON. The Securityholders that executed voting agreements consist of the following persons: Ian C. Bonnet, Roy E. Beauchamp, Todd A. Borus, Marc Horowitz, J. David Luce, Margaret Luce, Duke 83, LLC, MKA 79, LLC, Charles C. Lucas, William P. Henry, William A. Marshall, Lazarus Investment Partners, LLLP, Douglas B. Luce, Greener Fairways, Inc., and VER 83, LLC. Each stockholder that entered into a voting agreement also granted AHC an irrevocable proxy granting it the right to vote such shares in accordance with the preceding sentence. The voting agreements limit the ability of the holders to sell or otherwise transfer the shares of AHC’s common stock beneficially owned by them until the expiration of the voting agreement. The voting agreements terminate upon the earliest to occur of (i) the date of the effectiveness of the transaction contemplated by the Definitive Agreement, (ii) the date of the termination of the Definitive Agreement in accordance with its terms, or (iii) notice from AHC.

As previously reported in December 2015, each of VER 83, LLC and Lazarus Investment Partners, LLLP had entered into a lockup agreement pursuant to which each agreed not to (i) exercise warrants to purchase common stock owned by it for a period of up to three years and (ii) sell shares of common stock or other securities owned by them for a period of up to three years. This lock-up agreement expired following the approval by AHC’s shareholders of an amendment to its Certificate of Incorporation restricting the ability of a person who is not an owner of more than 4.99% of the outstanding shares of AHC’s common stock from becoming an owner of more than 4.99% of the outstanding shares of AHC’s common stock. Further, the lockup agreement entered into by VER 83 and the other security holders except Lazarus Investment Partners provides that all warrants held by it shall be amended to modify the definition of the term “Expiration Date” such that the “Expiration Date” of such warrants shall be extended until the three year anniversary date of the current expiration date of each such Warrant. As previously reported, these lockup agreements provide, by their terms, that they shall not become effective unless AHC has, either prior to, contemporaneously, or within thirty (30) days, entered into lockup agreements that are substantially similar in all material respects to these lockup agreements, with (i) all of AHC’s executive officers and directors and (ii) persons who either beneficially own, or would beneficially own but for limitations imposed by certain exercise or conversion restrictions in their securities, 5% or more of the outstanding common stock of AHC determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and including the members of AEON. Effective as of January 15, 2016, AHC received the required signatures to the lockup agreements, consisting of the following Persons: Ian C. Bonnet, Roy E. Beauchamp, Todd A. Borus, Marc Horowitz, J. David Luce, Margaret Luce, MKA 79, LLC, Duke 83, LLC, Charles C. Lucas, William P. Henry, William A. Marshall, Lazarus Investment Partners, LLLP, Douglas B. Luce, VER 83, LLC, Greener Fairways, Inc., Aton Select Fund, Ltd., Hanif A. Roshan, Gulzar Roy, Sohail Ali, Holly Carpenter, Shawn Desai, Richard G. Hersperger, and Lissa H. Suda.

Roy E. Beauchamp, a member of the Authentidate Board of Directors, has a pre-existing Limited Agency Agreement with AEON. This agreement authorizes Roy E. Beauchamp (as the Agent) to represent AEON to potential customers for the products and services provided by AEON. This agreement provides for compensation of five thousand dollars ($5,000) per month and 5% of the selling price of products and services to customers introduced directly to AEON by Mr. Beauchamp. The agency agreement also provides for payment of 2.5 % of the selling price of products and services to customers introduced to AEON indirectly through an intermediary party. The agency agreement is for a term of one year, which commenced August 10, 2015, and may be extended by either party upon prior notice to the other party, unless such other party objects to such extension. The Agency Agreement also provides for Mr. Beauchamp to serve on a Board of Advisors for AEON.

AEON leases its facilities from Centennial Properties of Georgia, LLC under a lease agreement dated March 1, 2014, as amended January 20, 2016. The lease provides for a term of 12 years expiring March 2032. The lease payments range from $46,500 to a maximum of $60,000. In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a first priority lien and security interest in substantially all of its assets. The landlord under the lease is Centennial Properties Of Georgia, LLC, a Georgia limited liability company. Centennial is owned by Sonny Roshan, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom are AEON members and will be receiving AHC Common Stock as a result of the transaction. Mr. Roshan is the Chairman of AEON and will be the Chairman of Authentidate. Mr. Desai is the Chief Technology Officer of AEON. Mr. Roy is the Chief Strategy Officer of AEON.

Mr. Roshan’s spouse and other family members are also employees of AEON, including his brother, and sister-in-law. Mr. Roshan’s spouse received a distribution of $600,000 and salary of $24,000 during 2015.

AEON has a non-interest bearing, unsecured loan to the owners of AEON with no terms for repayment. The outstanding balance at June 30, 2015 was $865,500 and is shown as a reduction of Members’ Equity in its audited financial statements for the transitional period ended June 30, 2015.

During 2014, AEON made an advance to a related party with whom they lease their office and warehouse space in the amount $500,000. The advance was non-interest bearing and had no stated maturity date and was repaid in March 2015. During the transitional period ended June 30, 2015, AEON sold equipment to a related party with common ownership for $258,405 and no gain or loss was recorded. The amount is payable in monthly installments of $25,000 until the balance is paid and does not bear interest. The balance outstanding as of June 30, 2015 is $0.

During the year ended December 31, 2015, AEON sold equipment to a related party with common ownership for $406,000.

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

Item 14.	Principal Accountant Fees and Services.

Authentidate

During the 2015 fiscal year, the audit services provided by EisnerAmper LLP consisted of an audit of the financial statements and services related to filings with the SEC. The following table presents the total fees billed for professional audit services rendered by AHC’s independent registered public accounting firm for the fiscal years ended December 31, 2015 and 2014, and fees billed for other services rendered by our independent registered public accounting firm during those periods.

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

AHC’s Audit Committee determined that the services provided by its independent registered public accounting firms and the fees we expensed for such services has not compromised the independence of its independent auditors.

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. Prior to engagement of the independent auditor for any fiscal year, management submits a detailed description of the audit and permissible non-audit services expected to be rendered during that year. In addition, management also provides to the Audit Committee for its approval a fee proposal for the services proposed to be rendered by the independent auditor. Prior to the engagement of the independent auditor, the Audit Committee approves both the description of audit and permissible non-audit services proposed to be rendered by the independent auditor and the budget for all such services. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service.

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

PART III

Item 15.	Exhibits and Financial Statement Schedules.

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

Item No.	Description
2.1	Share Purchase Agreement by and among Authentidate Holding Corp. and Exceet Group, dated March 9, 2011 (filed as exhibit 2.1 to Current Report on Form 8-K filed on April 7, 2011).
2.2	Joint Venture Termination Agreement dated November 21, 2011 (filed as Exhibit 2.1 to Current Report on Form 8-K filed on November 28, 2011).
2.3.1	Amended and Restated Agreement and Plan of Merger dated as of January 26, 2016, by and among, Authentidate Holding Corp., RMS Merger Sub, LLC, and Peachstate Health Management LLC, d/b/a AEON Clinical Laboratories (filed as Exhibit 2.1 to Current Report on Form 8-K filed on February 1, 2016).
2.3.2	Amendment No. 1 dated as of May 31, 2016 to Amended and Restated Merger Agreement, dated as of January 26, 2016 (filed as Exhibit 2.1 to Current Report on Form 8-K filed on June 6, 2016)
3.1	Certificate of Incorporation (filed as Exhibit 3.3.1 to Registration Statement on Form S-18, File No. 33-46246-NY).
3.1.1	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).
3.1.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit C to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).
3.1.3	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 23, 2011).
3.1.4	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 30, 2012).
3.1.5	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 7, 2015).
3.2	Certificate of Designation of Series B Preferred Stock (filed as Exhibit 3.2.1 to Form 10-KSB dated October 4, 1999).
3.2.1	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series B Convertible Preferred Stock (filed as Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2002).
3.3	Certificate of Designations, Preferences and Rights and Number of Shares of Series D Convertible Preferred Stock (filed as Exhibit 3.1 to Current Report filed on June 12, 2013).
3.4	By-Laws, as amended (filed as Exhibit 3.2.1 to Form 10-Q for the quarter ended March 31, 2004).
3.4.1	Amendment to By-laws (filed as Exhibit 3.1 to Current Report on Form 8-K, dated November 15, 2007).
4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY).
4.2	Form of Series B Preferred Stock Certificates (filed as Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494).

Item No.	Description
4.3	Form of Warrant granted to consultant (filed as Exhibit 4.6 to Annual Report on Form 10-K for the fiscal year ended June 30, 2010).
4.4	Form of Warrant issued in private placement from October 2010 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on October 14, 2010).
4.5	Form of Warrant (filed as Exhibit 4.1 to Current Report on Form 8-K dated October 12, 2011).
4.6	Form of Warrants issued March 14, 2012 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on March 14, 2012).
4.7	Form of Warrants issued April 10, 2012 (filed as Annex C to Definitive Proxy Statement dated March 13, 2012).
4.8	Form of Warrants issued September 28, 2012 (filed as Exhibit 4.2 to Current Report on Form 8-K filed on September 28, 2012).
4.9	Form of Extension Warrants issued September 28, 2012 (filed as Exhibit 4.3 to Current Report on Form 8-K filed on September 28, 2012).
4.10	Warrant issued as of December 1, 2012 (filed as Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2012).
4.11	Form of Warrant Agreement between Authentidate Holding Corp. and Continental Stock Transfer Company, including form of certificate of warrants issuable to investors pursuant to Underwriting Agreement (filed as Exhibit 4.1 to Current Report on Form 8-K filed on June 12, 2013).
4.12	Specimen of Series D Convertible Preferred Stock Certificate (filed as Exhibit 4.2 to Current Report on Form 8-K filed on June 12, 2013).
4.13	Form of Warrant issuable pursuant to Securities Purchase Agreement dated June 11, 2013 (filed as Exhibit 4.3 to Current Report on Form 8-K filed on June 12, 2013).
4.14	Form of Warrant issued to consultant dated as of September 19, 2013 (filed as Exhibit 4.2 to Quarterly Report on Form 10-Q filed on February 14, 2014).
4.15	Form of Warrant issued to consultant dated as of September 19, 2013 (filed as Exhibit 4.3 to Quarterly Report on Form 10-Q filed on February 14, 2014).
4.16	Form of Warrant issuable to Investors dated as of November 11, 2013 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on November 13, 2013).
4.17	Form of Warrant issued to consultant dated as of December 5, 2013 (filed as Exhibit 4.3 to Quarterly Report on Form 10-Q filed on February 14, 2014).
4.18	Form of Warrant issued pursuant to Securities Purchase Agreement dated as of August 28, 2014 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on September 2, 2014).
4.19	Form of Warrant issued to consultant dated as of September 16, 2014 (filed as Exhibit 4.22 to Annual Report on Form 10-K for the fiscal year ended June 30, 2014).
4.20	Note issued to VER 83, LLC dated February 17, 2015 (filed as Exhibit 4.3 to Current Report on Form 8-K filed on February 23, 2015).
4.21	Warrant issued to VER 83, LLC dated February 17, 2015 (filed as Exhibit 4.4 to Current Report on Form 8-K filed on February 23, 2015).

Item No.	Description
4.22	Note Extension Agreement dated April 2, 2015 between Authentidate Holding Corp. and VER 83, LLC (filed as Exhibit 10.1 to Current Report on Form 8-K filed on April 9, 2015).
4.23	Form of Warrant Issued April 3, 2015 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on April 9, 2015).
4.24	Form of Note issued to Lazarus Investment Partners, dated April 24, 2015 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on April 28, 2015).
4.25	Warrant Amendment Agreement dated April 24, 2015 between Authentidate Holding Corp. and Lazarus Investment Partners, LLLP (filed as Exhibit 10.1 to Current Report on Form 8-K filed on April 28, 2015).
4.26§§	Form of Restricted Stock Unit Grant to Ian C. Bonnet dated February 18, 2015 (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015).
4.27	Form of Convertible Senior Secured Debenture issued June 8, 2015 (filed as Exhibit 4.27 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).
4.28	Form of Warrant issued June 8, 2015 (filed as Exhibit 4.28 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).
4.29	Form of Promissory Note issued to MKA 79, LLC dated August 7, 2015 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on August 12, 2015).
4.30	Warrant Amendment Agreement dated August 7, 2015 between Authentidate Holding Corp. and MKA 79, LLC (filed as Exhibit 10.2 to Current Report on Form 8-K filed on August 12, 2015).
4.31	Form of Note issued August 26, 2015 (filed as Exhibit 10.5 to Current Report on Form 8-K filed on August 28, 2015).
4.32	Form of Warrant issued to Consultant as of July 1, 2015 (filed as Exhibit 4.32 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).
4.33	Form of Note issued September 18, 2015 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on September 24, 2015).
4.34	Form of Warrant issued September 18, 2015 (filed as Exhibit 4.2 to Current Report on Form 8-K filed on September 24, 2015).
10.1§§	2000 Employee Stock Option Plan, as amended (filed as Exhibit B to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).
10.2§§	Form of Stock Option Award Pursuant to 2000 Employee Stock Option Plan, as amended (filed as Exhibit 10.30.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).
10.3§§	Form of Stock Option Award Pursuant to 2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit 10.31.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).
10.4	Lease Agreement dated as of July 5, 2005 between Authentidate Holding Corp. and The Connell Company (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 11, 2005).
10.5§§	Employment Agreement between William A. Marshall and Authentidate Holding Corp. (filed as Exhibit 10.1 to Current Report on Form 8-K dated February 15, 2006).
10.6§§	Compensation Modification Agreement with O’Connell Benjamin (filed as Exhibit 10.1 to Current Report on Form 8-K dated February 22, 2010).

Item No.	Description
10.7§§	Compensation Modification Agreement with William Marshall (filed as Exhibit 10.2 to Current Report on Form 8-K dated February 22, 2010).
10.8§§	2010 Employee Stock Option Plan (filed as Exhibit A to definitive Proxy Statement dated April 14, 2010).
10.9§§	Form of Stock Option Award Pursuant to 2010 Employee Stock Option Plan (filed as Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended June 30, 2010).
10.10§§	2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit 10.2 to Current Report on Form 8-K dated May 25, 2010).
10.11	Form of Securities Purchase Agreement dated October 12, 2010 by and among Authentidate Holding Corp. and the Investors named therein (filed as Exhibit 10.1 to Current Report on Form 8-K filed on October 14, 2010).
10.12	Form of Registration Rights Agreement dated October 12, 2010 by and among Authentidate Holding Corp. and the Investors named therein (filed as Exhibit 10.2 to Current Report on Form 8-K filed on October 14, 2010).
10.13§§	Compensation Modification Agreement with O’Connell Benjamin (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2010).
10.14§§	Compensation Modification Agreement with William Marshall (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2010).
10.15§§	2011 Omnibus Equity Incentive Plan (filed as Appendix A to the definitive proxy statement dated July 27, 2011).
10.16§§	Form of Incentive Stock Option Grant Agreement under the 2011 Omnibus Equity Incentive Plan (filed as Exhibit 10.32 to the Annual Report on Form 10-K for the year ended June 30, 2011).
10.17§§	Form of Non-Statutory Stock Option Grant Agreement under the 2011 Omnibus Equity Incentive Plan (filed as Exhibit 10.33 to the Annual Report on Form 10-K for the year ended June 30, 2011).
10.18++	Intellectual Property License and Supply Agreement dated November 21, 2011 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on November 28, 2011).
10.19	Registration Rights Agreement dated November 21, 2011 (filed as Exhibit 10.2 to Current Report on Form 8- filed on November 28, 2011).
10.20§§	Compensation Modification Agreement dated June 21, 2012 with O’Connell Benjamin (filed as Exhibit 10.1 to Current Report on Form 8-K filed on June 27, 2012).
10.21§§	Compensation Modification Agreement dated June 21, 2012 with William A. Marshall (filed as Exhibit 10.2 to Current Report on Form 8-K filed on June 27, 2012.
10.22	Form of Indemnification Agreement (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2012).
10.23	Board Nominating and Observer Agreement between the Company and Lazarus Investment Partners, LLLP (filed as Exhibit 10.4 to Current Report on Form 8-K filed on September 28, 2012).

Item No.	Description
10.24§§	Compensation Modification Agreement with O’Connell Benjamin (filed as Exhibit 10.1 to Current Report on Form 8-K filed on January 17, 2013).
10.25§§	Compensation Modification Agreement with William A. Marshall (filed as Exhibit 10.2 to Current Report on Form 8-K filed on January 17, 2013).
10.26§§	Amendment to Employment Agreement with William A. Marshall (filed as Exhibit 10.4 to Current Report on Form 8-K filed on January 17, 2013).
10.27§§	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.5 to Current Report on Form 8-K filed on January 17, 2013).
10.28	Form of Amendment Agreement dated March 22, 2013 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on March 27, 2013).
10.29	Amendment to Board Nomination and Observer Agreement dated March 22, 2013 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on March 27, 2013).
10.30	Form of Registration Rights Agreement dated as of June 11, 2013(filed as Exhibit 10.3 to Current Report on Form 8-K filed on June 12, 2013).
10.31	Amendment No. 2 to Board Nomination and Observer Agreement dated as of June 11, 2013 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on June 12, 2013).
10.32	Amendment No. 3 to Board Nomination and Observer Agreement (filed as Exhibit 10.45 to Annual Report on Form 10-K filed on September 26, 2013).
10.33§§	Form of Stock Option Agreement between Authentidate Holding Corp. and O’Connell Benjamin dated September 30, 2013 (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q filed November 14, 2013).
10.34§§	Form of Performance-based Stock Option Agreement between Authentidate Holding Corp. and O’Connell Benjamin dated September 30, 2013 (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q filed November 14, 2013).
10.35	Form of Registration Rights Agreement dated as of November 11, 2013 (filed as Exhibit 10.2 to Current Report on Form 8-K filed November 11, 2013).
10.36§§	Compensation Modification Agreement with O’Connell Benjamin dated January 28, 2014 (filed as Exhibit 10.1 to Current Report on Form 8-K filed January 30, 2014).
10.37§§	Compensation Modification Agreement with William A. Marshall dated January 28, 2014 (filed as Exhibit 10.2 to Current Report on Form 8-K filed January 30, 2014).
10.38§§	Form of Restricted Stock Unit Agreement granted January 28, 2014 (filed as Exhibit 10.3 to Current Report on Form 8-K filed January 30, 2014).
10.39§§	2011 Omnibus Equity Incentive Plan, as amended (filed as Annex A to the definitive Proxy Statement dated March 21, 2014).
10.40	Form of Securities Purchase Agreement dated as of August 28, 2014 (filed as Exhibit 10.1 to Current Report on Form 8-K filed September 2, 2014).
10.41	Board Nomination Agreement with Lazarus Investment Partners, LLLP dated December 10, 2014 (filed as Exhibit 10.1 to Current Report on Form 8-K filed December 15, 2014).
10.42§§	Employment Agreement with Ian C. Bonnet dated February 18, 2015 (filed as Exhibit 10.1 to Current Report on Form 8-K filed February 18, 2015).

Item No.	Description
10.43	Securities Purchase Agreement dated May 29, 2015 (filed as Exhibit 10.43 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).
10.44	Registration Rights Agreement dated May 29, 2015 (filed as Exhibit 10.44 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).
10.45	Security Agreement dated May 29, 2015 (filed as Exhibit 10.45 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).
10.46	Amendment to Securities Purchase Agreement and Registration Agreement dated May 29, 2015, entered into on July 30, 2015 (filed as Exhibit 10.45 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).
10.47	Note Extension Agreement with Lazarus Investment Partners, LLLP dated July 2, 2015 (filed as Exhibit 10.1 to Current Report on Form 8-K filed July 7, 2015).
10.48	Note Extension Agreement with VER 83, LLC dated July 2, 2015 (filed as Exhibit 10.2 to Current Report on Form 8-K filed July 7, 2015) (filed as Exhibit 10.46 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).
10.49§§	Employment Agreement with William P. Henry (filed as Exhibit 10.49 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).
10.50	Security Agreement between the Company and MKA79, LLC dated August 7, 2015 (filed as Exhibit 10.1 to Current Report on Form 8-K filed August 12, 2015).
10.51§§	Amendment to Employment Agreement with Ian C. Bonnet dated as of August 18, 2015 (filed as Exhibit 10.51 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).
10.52	Note Extension Agreement with VER 83, LLC dated September 25, 2015 (filed as Exhibit 10.52 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).
10.53	Note Extension Agreement with Lazarus Investment Partners, LLLP dated September 25, 2015 (filed as Exhibit 10.53 to Form 10-K for the fiscal year ended June 30, 2015).
10.54	Form of Purchase Agreement dated September 15, 2015 (filed as Exhibit 10.1 to Current Report on Form 8-K filed September 24, 2015).
10.55§§	Second Amendment to Employment Agreement with Ian C. Bonnet (filed as Exhibit 10.2 to Current Report on Form 8-K filed September 24, 2015).
10.56	Amendment to Lease dated as of September 15, 2015 (filed as Exhibit 10.56 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).
10.57§§	Employment Letter with Ian C. Bonnet dated September 28, 2015 (filed as Exhibit 10.1 to Current Report on Form 8-K filed September 30, 2015).
10.58	Form of Registration Rights Agreement by and among Authentidate Holding Corp. and the AEON Members, dated as of January 26, 2016 (filed as Exhibit 10.1 to Current Report on Form 8-K filed February 1, 2016).
10.59	Lease Agreement dated as of March 1, 2014, as amended January 20, 2016, between Centennial Properties of Georgia, LLC and Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories (filed as Exhibit 10.2 to Current Report on Form 8-K filed February 1, 2016).
10.60§§	Engagement letter, dated as of March 2, 2016, 2016, between the Company and Windham Brannon, P.C.
14	Code of Ethics (filed as Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended June 30, 2003).
21*	Subsidiaries of Registrant.
23.1*	Consent of EisnerAmper LLP.
31.1*	Certification of Chief Executive Officer.
31.2*	Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

Item No.	Description
101.1*	The following financial information from the Authentidate Holding Corp.’s Annual Report on Form 10-KT for the transitional period from January 1, 2015 to June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Operations Equity; (iv) the Consolidated Statements of Shareholder’s Equity; (v) the Consolidated Statement of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

Dated: September 27, 2016
	By:	/s/ Hanif Roshan
Hanif Roshan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Hanif Roshan	Chief Executive Officer, Chairman of the Board and Director	September 27, 2016
Hanif Roshan	(Principal Executive Officer)
/s/ Thomas P. Leahey	Chief Financial Officer	September 27, 2016
Thomas P. Leahey	(Principal Financial and Accounting Officer)

/s/ Charles C. Lucas III	Director	September 27, 2016
Charles C. Lucas III

/s/ William P. Henry	Director	September 27, 2016
William P. Henry

/s/ Roy E. Beauchamp	Director	September 27, 2016
Roy E. Beauchamp

/s/ Marc A. Horowitz	Director	September 27, 2016
Marc A. Horowitz

Director
Ronald C. Oklewicz

Director
Varinder S. Rathore

/s/ Mustafa Chagani	Director	September 27, 2016
Mustafa Chagani

Director
Richard Hersperger

PEACHSTATE HEALTH MANAGEMENT, LLC AND SUBSIDIARY D/B/A/ AEON CLINICAL LABORATORIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Peach State Health Management, LLC, d/b/a Aeon Clinical Laboratories

We have audited the accompanying consolidated balance sheets of Peach State Health Management, LLC and Subsidiary, d/b/a Aeon Clinical Laboratories (the “Company") as of June 30, 2015, December 31, 2014 and 2013, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the transitional period from January 1, 2015 through June 30, 2015, and each of the years in the two-year period ended December 31, 2014. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peach State Health Management, LLC and Subsidiary, d/b/a Aeon Clinical Laboratories as of June 30, 2015, December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the transitional period from January 1, 2015 through June 30, 2015, and each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey

September 26, 2016

Peachstate Health Management, LLC and Subsidiary d/b/a/ AEON Clinical Laboratories

Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014	2013
Assets
Current assets
Cash and cash equivalents	$5,190,540	$4,154,775	$2,955,711
Notes receivable	50,000	258,405	92,000
Inventory, net	34,664	104,459	-
Prepaid expenses and other current assets	2,685	188,132	57,620
Total current assets	5,277,889	4,705,771	3,105,331

Property and equipment, net	2,551,383	2,383,485	2,614,090
Other assets
Due from related parties	-	500,000	-
Investment, net	-	453	41,019
Total assets	$7,829,272	$7,589,709	$5,760,440

Liabilities and Members' Equity
Current liabilities
Accounts payable	$1,707,894	$551,300	$48,164
Accrued commissions and other liabilities	690,255	315,411	399,187
Due to shareholders	-	82,684	191,768
Total current liabilities	2,398,149	949,395	639,119
Deferred rental expense	32,250	20,250	-
Total liabilities	2,430,399	969,645	639,119

Commitments and contingencies

Members' equity	5,398,873	7,485,564	5,450,966
Loans to shareholders	-	(865,500)	(329,645)
Total members' equity	5,398,873	6,620,064	5,121,321

Total liabilities and members' equity	$7,829,272	$7,589,709	$5,760,440

The accompanying notes are an integral part of the consolidated financial statements.

Peachstate Health Management, LLC and Subsidiary d/b/a/ AEON Clinical Laboratories

Consolidated Statements of Operations

	Transitional period	Year ended
	January 1 - June 30,	December 31,
	2015	2014	2013

Net revenues	$11,420,470	$24,100,076	$15,485,604

Operating expenses
Cost of revenues	1,977,252	3,973,563	2,106,173
Selling, general and administrative	5,638,658	8,088,543	5,100,523
Total operating expenses	7,615,910	12,062,106	7,206,696

Income from operations	3,804,560	12,037,970	8,278,908

Other expense, net	(4,349)	(1,190,272)	(25,653)

Income before provision for income taxes	3,800,211	10,847,698	8,253,255

Provision for income taxes	10,100	23,250	24,000

Net Income	$3,790,111	$10,824,448	$8,229,255

The accompanying notes are an integral part of the consolidated financial statements.

Peachstate Health Management, LLC and Subsidiary d/b/a/ AEON Clinical Laboratories

Consolidated Statements of Members’ Equity

Balance, January 1, 2013	$1,325,330
Net income	8,229,255
Distributions	(4,103,619)

Balance, December 31, 2013	5,450,966
Net income	10,824,448
Distributions	(8,789,850)

Balance, December 31, 2014	7,485,564
Net income	3,790,111
Distributions	(5,876,802)

Balance, June 30, 2015	$5,398,873

The accompanying notes are an integral part of the consolidated financial statements.

Peachstate Health Management, LLC and Subsidiary d/b/a/ AEON Clinical Laboratories

Consolidated Statements of Cash Flows

	Transitional period
	June 1 - June 30,	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$3,790,111	$10,824,448	$8,229,255
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	377,776	730,464	538,869
Loss on investment	453	131,566	58,981
Loss on write-off of notes receivable	-	92,000	-
Gain on sale of equipment	-	(52,381)	(36,446)
Deferred rent	12,000	20,250	-
(Increase) decrease in:			-
Inventory	69,795	(104,459)	-
Prepaid expenses and other current assets	187,232	(130,512)	73,380
(Decrease) increase in:
Accounts payable	1,156,594	503,136	(71,911)
Accrued expenses and other liabilities	373,059	(83,776)	(13,414)
Total adjustments	2,175,909	1,106,288	576,287
Net cash provided by operating activities	5,967,020	11,930,736	8,805,542
Cash flows from investing activities
Due from related parties	500,000	(500,000)	-
Payments for purchases of property and equipment	(545,674)	(705,883)	(1,874,410)
Repayment of notes receivable	208,405	-	103,000
Investment in equity investment, Alpha Tissue, Inc		(91,000)	(100,000)
Decrease (increase) in loans to shareholders	865,500	(535,855)	(329,645)
Increase in due to shareholders	-	-	59,890
Repayment of due to shareholders	(82,684)	(109,084)
Net cash provided by (used in) investing activities	737,142	(1,941,822)	(2,141,165)
Cash flows from financing activities
Members distributions	(5,668,397)	(8,789,850)	(4,103,619)
Net cash used in financing activities	(5,876,802)	(8,789,850)	(4,103,619)
Net increase in cash and cash equivalents	1,035,765	1,199,064	2,560,758
Cash and cash equivalents, beginning of year	4,154,775	2,955,711	394,953
Cash and cash equivalents, end of year	$5,190,540	$4,154,775	$2,955,711

Supplemental disclosures of cash paid:
Interest	$4,890	$2,786	$-
Taxes	$51,750	$39,922	$-

Non-cash investing activities:
Notes receivable for sale of equipment	$-	$258,405	$195,000
Member distribution to repay note receivable	$208,405	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Peachstate Health Management, LLC and Subsidiary d/b/a/ AEON Clinical Laboratories

Notes to Consolidated Financial Statements

1.	Organization and Business/Basis of Presentation

Peach State Health Management, LLC which conducts business under the name Aeon Clinical Laboratories (collectively the "Company", "Aeon") began operations in 2012 and is located in Gainesville, Georgia and is incorporated in Georgia. Aeon contracts with health care professionals to provide urine and oral fluid testing to their patients. The four primary tests provided are Medical Toxicology, Pharmacogenomics, Cancer Genetic Testing and Molecular Biology. Universal Billing Systems, LLC is a wholly owned subsidiary of the Company and is engaged in out sourced billing services for health care providers.

On January 27, 2016, AEON completed the transaction contemplated by the Merger Agreement with Authentidate Holding Corp (“Authentidate”) under which AEON merged with a wholly owned subsidiary of Authentidate and will be operated as a separate entity (see also Note 9). The merger was accounted for as a reverse acquisition with AEON treated for accounting purposes as the acquirer. As such, the financial statements of AEON are treated as the historical financial statements of the Company. For the periods prior to the closing of the reverse acquisition the disclosure below relates to the historical business and operations of AEON. Effective as of the closing of the merger, AEON changed its fiscal year end from December 31 to June 30.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Inventory

Inventory amounts are stated at the lower of cost or market on a first-in, first-out basis.

Long-Lived Assets

Long-lived assets, including property and equipment, are reviewed for impairment using an undiscounted cash flow approach whenever events or changes in circumstances such as significant changes in the business climate, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable.

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

Income Taxes

The Company has elected to be taxed as an S Corporation for federal and certain state income tax purposes. Under this election, substantially all of the profits, losses, credits and deductions of the Company are passed through to the individual shareholders. Therefore no provision or liability for income taxes has been included in these consolidated financial statements except for state and localities where the S Corporation status has not been recognized. The provision for income taxes consisting of current franchise and excise taxes for state and localities were $10,100, $23,250 and $24,000 for the six months ended June 30, 2015 and for the years ended December 31, 2014 and 2013, respectively.

Tax benefits from an uncertain tax position are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s consolidated financial statements for the six months ended June 30, 2015 or for the years ended December 31, 2014 and 2013, respectively.

Revenue Recognition

The Company provides laboratory testing services.  Billings for these services are reimbursed by third-party payers net of allowances for differences between amounts billed and the cash receipts from such payers.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC-605 “Revenue Recognition”, the Company recognizes revenues when there is a persuasive evidence of an arrangement, title and risk of loss have passed, product is shipped or services have been rendered, sales price is fixed or determinable and collection of the related receivable is reasonably assured.

The Company has limited experience and history to develop a reliable estimate of the provision for contractual adjustments (that is, the difference between established rates and expected third-party payer payments) and discounts (that is, the difference between established rates and the amount billable).  Accordingly the Company recognizes revenue for these services upon cash receipt because the criteria to recognize revenues under ASC-605 have not been met at the time test results are delivered since the fee is not fixed and determinable until such time the third party payer remits payment.  When the Company generates sufficient history as to allowances and discounts, revenues will be recognized upon the delivery of the test results.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At June 30, 2015, December 31, 2014 and 2013, the Company had approximately $4,941,000, $3,905,000, and $2,706,000 respectively, in excess of FDIC-insured limits. The Company has not experienced any losses in such accounts.

Deferred Rent

Rent expenses for operating leases which included scheduled rent increases is determined by expensing the total amount of rent due over the life of the operating lease on a straight-line basis. The difference between the rent paid under the terms of the terms of the lease and the rent expensed on a straight-line basis is recorded as a liability.

Advertising Expenses.

We recognize advertising expenses as incurred. Advertising expenses were for the six months ended June 30, 2015 were $40,707, and $203,742 and $114,422 for the years ended December 31, 2014 and 2013, respectively.

Equity method investments.

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the investee company’s Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an investee company’s individual accounts are not reflected within the Company’s consolidated balance sheets and statements of operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “other expense, net” in the consolidated statements of operations. The Company’s carrying value in an equity method Investee company is reflected in the caption "Investment in Alpha Tissue, Inc." in the Company’s consolidated balance sheets.

When the Company’s carrying value in an equity method Investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the Investee company or has committed additional funding. When the Investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

Present Accounting Standards Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, ”Revenue from Contracts with Customers" (Topic 606) (“ASU 2014-09”), which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. Under ASU 2014- 09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU must be applied for annual periods beginning after December 15, 2017, with early application permitted for private companies for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact on the consolidated financial statements of adopting the alternative guidance in ASU 2014-09 and has not determined the impact of adoption at this time.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. ASU 2015-11 requires inventory measured using any method other than last-in, first-out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective respectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In February 2016, the FASB issues ASU No. 2016-02, “Leases,” which establish a right-of-use (ROU) model that requires a lessee to record an ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classifications affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years within those fiscal years. Early adoption is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the effect of adoption of this ASU on our consolidated financial statements.

3.	Notes Receivable

During December 2014, the Company entered into an agreement with an unrelated party for the sale of certain equipment for $258,405. The note is non-interest bearing payable in monthly installments of $25,000 which was fully paid off during December 2015.

As of December 31, 2013, the Company had a non-interest bearing note receivable in the amount of $92,000. The original amount of the note was $195,000 and payments in the amount of $103,000 were received during 2013. During 2014, the Company determined the remaining balance to be uncollectable and the note was written-off.

4.	Property and Equipment

Property and equipment consists of the following:

				Estimated Useful
	June 30,	December 31,		Life In
	2015	2014	2013	Years

Machinery and equipment	$3,798,927	$3,412,679	$3,050,481	5-7
Furniture and fixtures	105,043	105,043	113,187	5-7
Leasehold improvements	64,193	64,193	43,347	(a)
Software	265,886	106,560	57,000	3-7
	4,234,049	3,688,475	3,264,015
Less: Accumulated depreciation and amortization	(1,682,666)	(1,304,990)	(649,925)
	$2,551,383	$2,383,485	$2,614,090

(a) Lesser of lease terms or estimated useful life.

Depreciation and amortization expense on property and equipment for the six months ended June 30, 2015, and for the years ended December 21, 2014 and 2013 was approximately $378,000, $730,000 and $539,000, respectively.

5.	Lease Commitments

The company is obligated under operating leases for facilities expiring at various dates through the year 2026. Future minimum payments are as follows:

		Operating
		Leases

Year Ending June 30:	2016	$402,250
	2017	562,500
	2018	580,500
	2019	598,500
	2020	616,500
	Thereafter	3,892,500
		$6,652,750

Rental expense was approximately $156,000, $234,000 and $120,000 for the six months ended June 30, 2015, and for the years ended December 31, 2014 and 2013, respectively.

6.	Commitments and Contingencies

During 2014, a legal complaint was filed by a former independent contractor who was involved in sales and marketing of the Company’s products and services. In the complaint, the plaintiff alleged certain commissions had not been paid in full and were due under a collective agreement. The Company believes that the contractor was overpaid and has asserted a counter claim for reimbursement of such overpayments.

The Company and its legal counsel intend to vigorously defend the claim and pursue the counterclaim and has not made any assertion to the eventual outcome. The Company believes the resolution of this matter will not have a material effect on its financial position, result of operations or liquidity. As of June 30, 2015 there has been no resolution to this case.

7.	Related Party Transactions

The Company leases their office building and warehouse from a related party with common ownership. The lease commenced in April 2014 and was amended in January 2016 as part of the merger with Authentidate. Rent expense amounted to approximately $156,000 and $234,000 for the six months ended June 30, 2015 and for the year ended December 31, 2014, respectively.

The Company had a non-interest bearing, unsecured loan to the members of the Company with no terms for repayment. The outstanding balance at December 31, 2014 was $865,500 and was shown as a reduction of Members’ Equity. During 2015, the members of the Company repaid the loan in full.

The Company made an advance to a related party with whom they lease their office and warehouse space in the amount $500,000 in 2014. The advance was non-interest bearing and had no stated maturity date and was repaid in March 2015.

During the six months ended June 30, 2015 and for the years ended December 31, 2014 and 2013, the Company made consulting payments amounting to $0, $400,000, and $0 respectively, to a related party with common ownership which is included in selling, general and administrative expenses.

During 2015, the Company sold approximately $406,000 of equipment to a related party with common ownership, for non-interest bearing notes-receivable that were repaid in 2015. No gain or loss was recorded.

During 2015, the Company assigned the equity interest in Alpha Tissue, Inc. with a zero book balance and a note receivable with Authentidate in the amount of $450,000 to a related party with common ownership.

8.	Other (Expense) Income

Other (expense) income consists of the following:

	Transitional period
	June 1 - June 30,	December 31,
	2015	2014	2013
Other (expense) income
Charitable contributions	$-	$(1,015,750)	$-
Interest income	-	3,160	1,579
Interest expense	(3,896)	(6,515)	(4,697)
Loss on equity method investment	(453)	(131,566)	(58,981)
Loss on write-off of notes receivable	-	(92,000)	-
Gain on sale of equipment	-	52,381	36,446
Miscellaneous income	-	18	-
Total other (expense) income, net	$(4,349)	$(1,190,272)	$(25,653)

9.	Financial Instruments

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

10.	Line of Credit

On June 30, 2014 the Company entered into a line of credit with an overall limitation of $1,000,000. Borrowings under the line of credit bear interest at the LIBOR Daily Floating Rate plus 2.5%, and are due on demand and expired on June 30, 2015. The line-of-credit agreement was collateralized by property and equipment, inventory, and receivables. The credit agreement required compliance with certain financial covenants. There were no amounts outstanding on the line as of June 30, 2015 and December 31, 2014.

11.	Investment in Alpha Tissue, Inc.

During 2013, the Company invested in Alpha Tissue Inc. The investment is accounted for using the equity method and represents a 30% ownership in the corporation. A summary of the Company's contributions to and investment in the corporation is as follows:

	2014	2013

Prior year investment balance	$41,019	$-
Contributions	91,000	100,000
Net loss	(131,566)	(58,981)

	$453	$41,019

11.	Subsequent Events

On January 27, 2016, AEON merged (the “AEON Acquisition”) into a newly formed acquisition subsidiary of the Authentidate pursuant to a definitive Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 (collectively the “Merger Agreement”). The merger certificate was filed with the Secretary of State of Georgia on January 27, 2016. AEON survived the merger as a wholly-owned subsidiary of Authentidate.

In accordance with the Merger Agreement, the members of AEON prior to the effective time of the AEON Acquisition became holders of shares of Authentidate common stock, issuable in tranches. The closing of the AEON Acquisition occurred on January 27, 2016 and the Company filed a Current Report on Form 8-K on February 1, 2016 regarding the AEON Acquisition in accordance with the SEC regulations.

On July 11, 2016, at the Special Meeting of Stockholders (the “Special Meeting”) of the Company, the Company’s shareholders approved, among other things, (i) the issuance of shares of Common Stock in connection with earn-out payments that may become payable in the future to former members of AEON, (ii) an amendment to the Company’s certificate of incorporation, as amended, to change its name to “Aeon Global Health Corp.” and (iii) an amendment to the Authentidate Holding Corp. 2011 Omnibus Equity Incentive Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder by 1,000,000 shares.

As a result of the approval of the issuance of shares of common stock in connection with earn-out payments that may become payable in the future to former members of AEON, by the stockholders of the Company at the Special Meeting, the Company issued to the former members of AEON an aggregate of 240,711 shares of common stock. The Company anticipates that it will effectuate the name change to “Aeon Global Health” shortly after the filing of this report.

On August 7, 2016, the employment of Richard Hersperger, Chief Executive Officer of the Company, terminated. In connection therewith, the Company and Mr. Hersperger anticipate entering into a separation agreement. Mr. Hersperger will remain a member of the board of directors of the Company.

Hanif (“Sonny”) Roshan, the Company’s current Chairman, assumed the position of Chief Executive Officer on August 7, 2016

