Form 10-Q
period 2016-03-31
AUTHENTIDATE HOLDING CORP
filed 2016-09-27
CIK 885074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 000-20190

AUTHENTIDATE HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	14-1673067
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2225 Centennial Drive	30504
Gainesville, GA 30504	(zip code)
(Address of principal executive offices)

1-888-661-0225 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 15, 2016, there were 5,772,258 shares of common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016
	(Unaudited)	June 30, 2015
Assets
Current assets
Cash and cash equivalents	$2,763,468	$5,190,540
Restricted cash	120,695	-
Notes receivable	-	50,000
Accounts receivable, net	4,549,699	-
Inventory	319,784	34,664
Deferred tax asset	5,939,000	-
Prepaid expenses and other current assets	407,157	2,685
Total current assets	14,099,803	5,277,889
Property and equipment, net	3,043,432	2,551,383
Other assets
Intangibles	2,263,953	-
Deferred tax asset	32,436,000	-
Goodwill	3,318,000	-
Total assets	$55,161,188	$7,829,272

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$5,286,424	$1,707,894
Accrued commissions	840,515	690,255
Notes payable	3,877,811	-
Warrant liability	1,405,686	-
Deferred rent	57,049	-
Total current liabilities	11,467,485	2,398,149
Long-term deferred liabilities	-	32,250
Total liabilities	11,467,485	2,430,399
Commitments and contingencies (Note 10 and 15)
Shareholders’ equity
Preferred stock, $.10 par value; 5,000,000 shares authorized, Series B, 28,000 shares and Series D, 605,000 shares issued and outstanding on March 30, 2016 and 0 shares issued and outstanding on June 30, 2015	63,300	-
Common stock, $.001 par value; 190,000,000 shares authorized, 5,772,258 and 958,030 shares issued and outstanding on March 31, 2016 and June 30, 2015, respectively	5,772	958
Additional paid-in capital	38,207,874	-
Retained earnings	5,416,757	5,397,915
Total shareholders’ equity	43,693,703	5,398,873
Total liabilities and shareholders’ equity	$55,161,188	$7,829,272

The accompanying notes are an integral part of the condensed consolidated financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net revenues
Fees for services	$7,357,034	$4,801,796	$29,954,475	$17,826,663
Hosted software services	249,104	-	249,104	-
Telehealth products and services	10,105	-	10,105	-
Total net revenues	7,616,243	4,801,796	30,213,684	17,826,663
Operating expenses
Cost of revenues	2,266,891	1,112,248	5,333,436	3,356,196
Selling, general and administrative	4,018,446	1,654,834	12,593,947	5,644,114
Product development	21,950	-	21,950	-
Share based compensation	58,000	-	1,476,000	-
Depreciation and amortization	400,110	333,189	876,112	535,424
Total operating expenses	6,765,397	3,100,271	20,301,445	9,535,734
Operating income	850,846	1,701,525	9,912,239	8,290,929
Other expense, net	(459,444)	(4,654)	(450,352)	(1,135,407)
Income before provision for income taxes	391,402	1,696,871	9,461,887	7,155,522
Provision for income taxes	436,600	6,000	428,940	17,600
Net (loss) income	$(45,198)	$1,690,871	$9,032,947	$7,137,922

Earnings per share:
Basic earnings (loss) per common share	$(0.03)	$1.76	$4.34	$7.45
Diluted earnings (loss) per common share	$(0.03)	$1.76	$3.44	$7.45

Weighted average number of common shares outstanding
Basic	4,327,990	958,030	2,064,951	958,030
Diluted	4,327,990	958,030	2,694,990	958,030

The accompanying notes are an integral part of the condensed consolidated financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Number of Shares	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Equity	Total Shareholders’ Equity
Balance, June 30, 2015	-	$-	958,030	$958	$-	$5,397,915	$5,398,873
Members’ distribution	-	-	-	-	-	(8,947,023)	(8,947,023)
Contributed membership interest	-	-	(95,803)	(96)	96	-	-
Share-based compensation expense	-	-	95,803	96	1,417,904	-	1,418,000
Reverse merger	633,000	63,300	4,814,228	$4,814	36,731,874	-	36,799,988
Share-based compensation expense	-	-	-	-	58,000	-	58,000
Preferred stock dividends	-	-	-	-	-	(67,082)	(67,082)
Net income	-	-	-	-	-	9,032,947	9,032,947
Balance, March 31, 2016	633,000	$63,300	5,772,258	$5,772	$38,207,874	$5,416,757	$43,693,703

The accompanying notes are an integral part of the condensed consolidated financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended March 31,
	2016	2015
	(Unaudited)

Cash flows from operating activities
Net income	$9,032,947	$7,137,922
Adjustments to reconcile net income to net cash provided by operating activities
Loss on equity method investment	-	71,955
Bad debt expense	109,358	-
Write-off of notes receivable	-	92,000
Change in fair value warrant liability	340,000	-
Deferred tax expense	428,940	-
Depreciation and amortization	876,112	535,424
Net gain on sale of equipment	-	(52,381)
Share-based compensation	1,476,000	-
Deferred rent	57,049	20,250
Deferred revenue	-	238,155
Changes in assets and liabilities
Accounts receivable	(4,484,249)	1,741,424
Inventory	74,880	(37,503)
Prepaid expenses and other current assets	59,528	53,847
Accounts payable, accrued expenses and other liabilities	(314,678)	567,946
Accrued commissions	150,260	-
Net cash provided by operating activities	7,806,147	10,369,039
Cash flows from investing activities
Due to (from) related parties	-	(414,978)
Purchases of property and equipment	(1,136,196)	(208,798)
Collections from notes receivable	50,000	-
Net cash used in investing activities	(1,086,196)	(623,776)
Cash flows from financing activities
Members’ distributions	(8,947,023)	(7,445,671)
Repayment of notes payable	(200,000)	-
Net cash used in financing activities	(9,147,023)	(7,445,671)
Net (decrease) increase in cash and cash equivalents	(2,427,072)	2,299,592
Cash and cash equivalents, beginning of period	5,190,540	1,823,006
Cash and cash equivalents, end of period	$2,763,468	$4,122,598

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$94,000	$5,000
Income taxes paid	$8,000	$18,000

Non-cash investing and financing activities
Note receivable on sale of equipment	$-	$185,405
Non cash preferred dividends	$67,082	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nature of Operations

Authentidate Holding Corp. (“AHC”) and its subsidiaries provide secure web-based revenue cycle management applications and telehealth products and services that enable healthcare organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. Our Web-based services are delivered as Software as a Service (SaaS) to our customers interfacing seamlessly with billing, information and records management systems.

Reverse Merger

On January 27, 2016, Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories (“AEON”) merged into a newly formed acquisition subsidiary of AHC pursuant to a definitive Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 (collectively the “Merger Agreement”) (the “AEON Acquisition”). The merger certificate was filed with the Secretary of State of Georgia on January 27, 2016. AEON survived the merger as a wholly-owned subsidiary of AHC (collectively the “Company”). AEON contracts with health care professionals to provide urine and oral fluid testing to patients. The four primary tests provided by AEON are Medical Toxicology, Pharmacogenomics, Cancer Genetic Testing and Molecular Biology. Following the completion of the reverse merger, the business conducted by AEON became primarily the business conducted by the Company.

Under accounting principles generally accepted in the United States of America (“U.S. GAAP”), the merger is treated as a “reverse merger” under the purchase method of accounting (see Note 3). The condensed consolidated financial statements reflect the historical results of AEON prior to the completion of the reverse merger since it was determined to be the accounting acquirer, and do not include historical results of AHC prior to the completion of the merger.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending June 30, 2016 or for any other interim period or for any other future year. The balance sheet as of June 30, 2015 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company’s Form 10-KT for the fiscal year ended June 30, 2015 and the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The most sensitive accounting estimates affecting the financial statements are revenue recognition, the allowance for doubtful accounts, depreciation of long lived assets, fair value of intangible assets and goodwill, amortization of intangible assets, income taxes and associated deferrals and valuation allowances, and commitments and contingencies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with maturities of three months or less.

Accounts receivable

Accounts receivable represent customer obligations due under normal trade terms, net of allowance for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. The allowance for doubtful accounts was approximately $109,000 and $0 as of March 31, 2016 and June 30, 2015, respectively.

Notes Receivable

During December 2014, the Company entered into an agreement with an unrelated party for the sale of certain equipment for $258,405. The note was non-interest bearing and was paid off during December 2015.

Inventory

Inventory amounts are stated at the lower of cost or market using the first in, first out basis.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method. Estimated useful lives of the assets range from three to seven years.

Repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is recognized.

Intangible Assets

Intangible assets consist primarily of trademarks and acquired technologies. The Company acquired approximately $2,340,000 of intangible assets in conjunction with the reverse merger discussed in Note 1 and Note 3. Intangible assets with finite lives are amortized on a straight-line basis over their useful lives.

Goodwill

Goodwill is not amortized, but is assessed annually for impairment. The Company evaluates the carrying value of goodwill on an annual basis and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. When assessing whether goodwill is impaired, management considers first a qualitative approach to evaluate whether it is more likely than not the fair value of the goodwill is below its carrying amount; if so, management considers a quantitative approach by analyzing changes in performance and market based metrics as compared to those used at the time of the initial acquisition. For the periods presented, no impairment charges were recognized.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment and intangible assets subject to amortization, for impairment using an undiscounted cash flow approach, whenever events or changes in circumstances such as significant changes in business climate, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable.

Deferred Rent

Rent expenses for operating leases which included scheduled rent increases is determined by expensing the total amount of rent due over the life of the operating lease on a straight-line basis. The difference between the amount of expense recognized and the amount of rent paid is recorded as a liability.

Revenue Recognition

The Company provides laboratory testing services, web-based hosted software services, telehealth products and post contract customer support services.

Billings for laboratory testing services are reimbursed by third-party payers net of allowances for differences between amounts billed and the cash receipts from such payers. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC-605 “Revenue Recognition”, the Company recognizes revenues when there is a persuasive evidence of an arrangement, title and risk of loss have passed, product is shipped or services have been rendered, sales price is fixed or determinable and collection of the related receivable is reasonably assured.

Historically, the Company had recognized revenue for these services upon cash receipt because the criteria to recognize revenues under ASC-605 had not been met at the time test results were delivered since the fee was not fixed and determinable until the third payer remitted payment given the limited experience and history to develop a reliable estimate of the provision for contractual adjustments (that is, the difference between established rates and expected third-party payments) and discounts (that is, the difference between established rates and the amount billable). The Company has continuously reassessed its ability to develop reliable estimates of the provision for contractual adjustments and discounts and over the past year and has made investments in its systems and process around its billing system to improve the quality of information generated by the system. Given these ongoing investments and improvements and based upon the financial framework the Company uses for estimating the provision for contractual adjustments and discounts, in the second quarter of 2016, the Company concluded that it was able to reasonably estimate its provision for contractual adjustments and discounts and began recognizing revenue at the time test results are delivered, net of estimated contractual allowances.

Revenue for hosted software services, telehealth products, and customer support services are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectability is reasonably assured. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered items in the arrangement; if the arrangement includes a general right of return relative to the delivered items, and delivery or performance of the undelivered item is considered probable and substantially in our control. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement. If these criteria are met, we allocate total revenue among the elements based on the sales price of each element when sold separately which is referred to as vendor specific objective evidence or VSOE.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Advertising Expenses

The Company recognizes advertising expenses as incurred. Advertising expense for the three and nine months ended March 31, 2016 was approximately $11,000 and $59,000, and was $18,000 and $66,000 for the three and nine months ended March 31, 2015, respectively.

Share-based Compensation

The Company follows ASC 718, Share-Based Payments, which requires the measurement and recognition of compensation expense for all equity based payment awards made to the Company’s employees and officers, based on their estimated fair values which includes using the Black-Scholes option pricing model. The Black-Scholes model values options based on the stock price at the grant date, the exercise price of the option, the expected life of the option, the estimated volatility, expected dividend payments and the risk-free interest rate over the expected life of the options. Restricted stock units granted to employees are valued using the closing stock price of the Company’s common stock on the grant date.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At March 31, 2016 and June 30, 2015, the Company had approximately $2,431,000 and $4,691,000, respectively, in excess of FDIC-insured limits. The Company has not experienced any losses in such accounts.

Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Prior to the reverse merger, AEON elected to be taxed as an S Corporation for federal and certain state income tax purposes. Under this election substantially all of the profits, losses, credits and deductions of the Company are passed through to the individual shareholders. Therefore prior to the reverse merger no provision or liability for income taxes has been included in these consolidated financial statements except for state and localities where the S Corporation status has not been recognized. The provision for income taxes consisting of current franchise and excise taxes for state and localities were $6,000 and $17,600 for the three and nine months ended March 31, 2015.

Prior to the reverse merger, AHC tax benefits were fully offset by a valuation allowance due to the uncertainty that the deferred tax assets would be realized. As a result of the reverse merger a deferred tax asset was recorded since it was determined the realization of some of these assets is more likely than not, due to consolidated earnings resulting in the expected usage of net operating loss carryforwards.

Under income tax regulations in the United States AHC is the acquirer of AEON. As such the Company must file a consolidated return for both AHC and AEON for the year ending June 30, 2016. The return will include the operating results of AHC from July 1, 2015 through June 30, 2016, and AEON’s results from January 27, 2016 through June 30, 2016.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Management considers the likelihood of changes by taxing authorities in its filed income tax returns and recognizes a liability for or discloses potential changes that management believes are more likely than not to occur upon examination by tax authorities. Management has not identified any uncertain tax positions in filed income tax returns that require recognition or disclosure in the accompanying consolidated financial statements.

The Company’s policy is to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”), which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU must be applied for annual periods beginning after December 15, 2017, with early application permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact on the consolidated financial statements of adopting the guidance in ASU 2014-09 and has not determined the impact of adoption at this time.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. ASU 2015-11 requires inventory measured using any method other than last-in, first-out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In November 2015, the FASB issued a new accounting standard that requires that the deferred tax liabilities and assets be classified as noncurrent on the consolidated balance sheet. The standard will be effective for the Company beginning July 1, 2017, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In February 2016, the FASB issues ASU No. 2016-2, “Leases,” which establish a right-of-use- (ROU) model that requires a lessee to record and ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classifications affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the effect of adoption of this ASU and do not believe the effect will be material to our financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which makes several modifications to the accounting for employee share-based payment transactions, including the requirement to recognize the income tax effects of awards that vest or settle as income tax expense. This guidance also clarifies the presentation of certain components of share-based awards in the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. The Company is evaluating the effect that ASU No. 2016-09 will have on its consolidated financial statements and related disclosures. We are currently evaluating the effect of adoption of this ASU and do not believe the effect will be material on its financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within such annual period. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such year. The Company is currently evaluating the potential impacts of adopting the provisions of ASU No. 2016-13.

3.	Reverse Merger

On January 27, 2016 AHC completed the reverse merger with AEON, an expanding clinical laboratory based in Gainesville, GA. The transaction was structured as a tax-free exchange, with the former AEON members receiving shares of common stock of AHC at the closing, and potential further issuances of common stock tied primarily to the earnings of AEON during the five calendar years ending December 2019. The AEON members received an aggregate of 19.9% (958,030 shares) of the common stock of AHC effective at the closing and will receive an additional 5% (240,711 shares) of the outstanding common stock of the Company, as defined, upon approval of the merger transaction by the shareholders of the Company. The shareholders of the Company approved the merger on July 13, 2016, and the Company authorized the issuance of the shares on September 14, 2016. The AEON members can also earn additional shares of common stock to increase their aggregate holdings to up to 90% of the outstanding stock of AHC, as defined, based upon meeting the benchmark targets in the merger agreement, including delivering $16,000,000 in EBITDA for the calendar year ended 2015 which was achieved (1,155,414 shares approved and 0 shares issued), and $100,000,000 in aggregate EBITDA for the calendar years 2016 through 2019. These additional shares issued to the former AEON members will be treated as dividends. In connection with the completion of the merger, Hanif A. (“Sonny”) Roshan, founder of AEON, became Chairman of the Company and Richard Hersperger, the CEO of AEON, became CEO of the Company and both hold seats on the Board of Directors. The former AEON members will have the right to elect one director for each 10% of the outstanding shares of the Company’s common stock they hold as a group. Accordingly, the transaction was accounted for as a reverse acquisition under the provisions of ASC 805-40 Business Combinations – Reverse Acquisitions, with AEON becoming the acquirer for accounting purposes and AHC becoming the accounting acquiree. It was determined that AEON was the accounting acquirer as a result of the control over the Board of Directors of the combined company by the former AEON members, the senior management positions in the combined company held by former AEON management, and AEON’s size in comparison to AHC.

The effective consideration transferred is determined based upon the amount of shares that AEON would have had to issue to AHC shareholders in order to provide the same ownership ratios as previously discussed. The fair value of the consideration effectively transferred by AEON should be based on the most reliable measure. In this case, the quoted market price of AHC shares provide a more reliable basis for measuring the consideration effectively transferred than the estimated fair value of the shares of AEON. The fair value of AHC common stock is based upon the closing stock price on January 27, 2016, the effective date of the merger, of $4.71 per share.

The effective consideration transferred was $36,800,000 and is comprised of the following (in thousands):

Fair value of AHC common shares	(A)	$22,675
Preferred stock outstanding	(B)	3,047
Stock options vested and outstanding	(C)	1,296
Warrants vested and outstanding	(C)	9,782

Consideration effectively transferred		$36,800

(A)	Based upon 4,814,226 AHC common shares outstanding at a fair value of $4.71 per share, which was the closing price of AHC common shares on the effective date of the merger.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(B)	Represents 28,000 shares of Series B and 605,000 shares of Series D preferred stock as converted into 646,933 common shares with a fair value of $4.71 per share, which was the closing price of AHC common shares on the effective date of the merger.

(C)	Represents outstanding and vested AHC stock options and warrants acquired in connection with the reverse merger. The fair value of these stock options and warrants was determined using the Black Scholes model, with the following assumptions:

	Options	Warrants
Number of shares	559,595	3,479,896
Weighted average exercise price	$4.46	$5.24
Volatility	85.10%	85.10%
Risk-free interest rate	1.63%	1.63%
Expected dividend rate	0%	0%
Expected life (years)	4	4.16
Stock Price	$4.71	$4.71

The fair value of the assets acquired and liabilities assumed were based on management estimates. Based upon the preliminary purchase price allocation, the following table summarizes the estimated provisional fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$30
Restricted cash	121
Accounts receivable	174
Inventory	360
Prepaid expenses and other current assets	464
Property and equipment	189
Trade names and licensed technology	2,344
Deferred tax assets	38,804
Total assets acquired at fair value	42,486

Accounts payable and accrued expenses	3,860
Notes payable	4,078
Warrant liability	1,066

Total liabilities assumed	9,004
Net assets acquired	33,482
Goodwill	3,318
Total preliminary purchase consideration	$36,800

The purchase price exceeded the fair value of the net assets acquired by approximately $3,318,000, which was recorded as goodwill and assigned to our Web-Based Software segment.

In connection with the reverse merger, the Company incurred approximately $323,000 and $974,000 for related transaction costs for the three and nine months ended March 31, 2016, included in selling, general and administrative expenses in the accompanying statements of operations.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following unaudited pro forma results for the three and nine month periods ended March 31, 2016 and 2015 summarizes the consolidated results of operations of the Company, assuming the reverse merger had occurred on July 1, 2014 and after giving effect to the reverse acquisition adjustments, including amortization of tangible and intangible assets acquired in the transaction:

	(in thousands)
	Three months ended

	March 31, 2016	March 31, 2015
Net revenues	$7,736	$5,571
Net income (loss)	$(812)	$(458)

	(in thousands)
	Nine months ended

	March 31, 2016	March 31, 2015
Net revenues	$31,131	$20,995
Net income (loss)	$(2,538)	$296

4.	Inventory

Inventory consists of the following:

	March 31 2016	June 30 2015
Laboratory testing supplies	$83,419	$34,664
Purchased components, net	31,068	-
Finished goods	205,297	-
Total inventory	$319,784	$34,664

5.	Property and Equipment

Property and equipment consists of the following:

			Estimated
	March 31,	June 30,	Useful Life In
	2016	2015	Years

Machinery and equipment	$4,960,014	$3,798,927	3-6
Software	392,913	265,886	3-7
Furniture and fixtures	105,043	105,043	5-7
Leasehold improvements	64,193	64,193	(1)
	5,522,163	4,234,049
Less: Accumulated depreciation and amortization	(2,478,731)	(1,682,666)
	$3,043,432	$2,551,383

(1) Lesser of lease term or estimated useful life

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Depreciation on property and equipment for the three and nine months ended March 31, 2016 was approximately $320,000 and $796,000, respectively, and was approximately $333,000 and $535,000 for the prior year period, respectively.

6.	Intangible Assets

The following table sets forth intangible assets as follows:

	March 31, 2016			June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years
Trademarks	$550,000	$13,110	$536,890	-	-	$-	7
Acquired technologies	1,794,000	66,937	1,727,063	-	-	-	3-5
Total	$2,344,000	$80,047	$2,263,953	$-	$-	$-

Amortization expense was approximately $80,000 for both the three and nine months ended March 31, 2016. Amortization expense for the next five fiscal years and thereafter is expected to be as follows:

June 30,
2016 (three months)	$113,500
2017	450,300
2018	450,300
2019	362,300
2020	237,300
2021	236,100
Thereafter	414,153
$2,263,953

7.	Income Taxes

The Company’s provision for income taxes consists of the following (in thousands):

	For the three months ended	For the nine months ended
	March 31, 2016	March 31, 2016
Current:
Federal	$-	$-
State	8	-
Total current	8	-

Deferred
Federal	368	368
State	61	61
Total current	429	429

Income tax expense	$437	$429

In connection with the reverse merger, AEON elected to change from a cash basis tax payer to an accrual basis tax payer. This resulted in a change of accounting methodology which resulted in a built in gain that resulted in a deferred tax liability of approximately $672,000 at March 31, 2016. The built in gain will be recognized for tax purposes over a four year period. Additionally, AEON elected to change their tax reporting year end from a December 31 year end to a June 30 year end. This change was done to mirror AHC’s tax and reporting year.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred income taxes

The Company’s deferred tax assets and liabilities consist of the following as of March 31, 2016 (in thousands):

Deferred tax assets:
Prepaid expenses	$10
Inventory reserve	148
Accounts receivable allowance	6
Other liabilities	25
Accrued compensation	450
Net operating loss and other carry forwards	55,972
Total gross deferred assets	56,611
Less: Valuation allowance	(16,542)
Total deferred tax asset	40,069
Deferred tax liabilities
Intangible assets	(976)
Depreciation	(46)
Change in accounting method	(672)
Total deferred tax liability	(1,694)

Net Deferred Tax Asset	$38,375

As of March 31, 2016, the Company has net operating loss carryforwards of approximately $209,730,000. As of March 31, 2016, U.S. Federal net operating loss carryforwards comprise approximately $149,737,000, which expire between 2019 and 2036. U.S. state net operating loss carryforwards are approximately $59,993,000 which expire between 2016 and 2035.

The gross deferred tax asset for these net operating losses is approximately $55,972,000 with recorded valuation allowances of approximately $16,542,000. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company believes that it is more likely than not that it will generate sufficient taxable income to utilize part of its deferred tax asset and has therefore recorded a partial valuation allowance.

8.	Notes Payable

Secured

The Company has a convertible note payable in the aggregate principal amount of $950,000. The convertible note is convertible into shares of common stock at an initial conversion price of $2.25 per share, subject to adjustment. The convertible note is convertible beginning July 1, 2016 and is due December 17, 2016. Based on the initial conversion price, the note will be convertible into up to 422,222 shares of common stock. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price will be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the conversion price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The convertible note bears interest at 9% per annum with interest payable upon maturity or on any earlier redemption date. Following the date on which the convertible note first becomes convertible, the Company will have the right to redeem all or any portion of the outstanding principal balance of the note, plus all accrued but unpaid interest at a price equal to 110% of such amount. The holder of the convertible note shall have the right to convert any or all of the amount to be redeemed into common stock prior to redemption. Subject to certain exceptions, the convertible note is senior to existing and future indebtedness of the Company and will be secured to the extent and as provided in the amended security agreement entered into between the Company and the holder. Subject to certain exceptions, the new convertible note contains customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default. Upon the occurrence of an event of default under the convertible note, the holder may require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal and accrued and unpaid interest.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company has senior secured convertible notes in the aggregate principal amount of $900,000. These notes, subject to certain exceptions, rank senior to existing and future indebtedness of the Company and are secured to the extent and as provided in the security agreement entered into between the Company and the purchasers. Each note matures on June 8, 2016 and, subject to certain limitations, is convertible at any time at the option of the holder into shares of the Company’s common stock at an initial conversion price of $2.25 per share. Subject to certain exemptions, if the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, the conversion price then in effect will be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the conversion price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The senior secured convertible notes bear interest at 9% per annum with interest payable upon maturity or on any earlier redemption date. At any time after the issuance date, the Company will have the right to redeem all or any portion of the outstanding principal balance of the notes, plus all accrued but unpaid interest at a price equal to 110% of such amount and the holders shall have the right to convert any or all of the amount to be redeemed into common stock prior to redemption. The notes are secured by a first priority lien on the Company’s assets related to its “Inscrybe Referral and Order Management” and “Inscrybe Hospital Discharge” solutions. Subject to certain exceptions, the notes contain customary covenants against incurring additional indebtedness and granting additional liens and contain customary events of default. Upon the occurrence of an event of default under the notes, a holder may require the Company to repay all or a portion of its notes in cash, at a price equal to 110% of the principal and accrued and unpaid interest.

The Company also agreed to file a registration statement covering the resale of the shares of the Company’s common stock issuable upon conversion of the $900,000 notes and exercise of the warrants and to use commercially reasonable efforts to have the registration declared effective in a timely manner. The Company will be subject to certain monetary penalties, as defined in the agreement if the registration statement is not filed, does not become effective on a timely basis, or does not remain available for the resale, as such term is defined in the registration rights agreement.

The Company has a promissory note in the aggregate principal amount of $320,000 to an accredited investor in a private transaction. The note is due and payable on April 15, 2016 and interest shall accrue on the note at the rate of 10.0% per annum. The note is secured by a first priority lien on certain of our assets, as described in a security agreement entered into between the Company and the purchaser . Subject to certain exceptions, the note contains customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default. The note is convertible into shares of common stock of the Company at an initial conversion price of $4.86 per share. Based on the conversion price, the principal amount of the note will be convertible into up to 65,844 shares of common stock. The conversion price is only subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. On September 1, 2016, the Company entered into an amendment agreement which extended the maturity date to December 1, 2016. In consideration for such agreement, the Company agreed that the note would be further modified so that it would be convertible into shares of common stock of the Company at a conversion price of $3.00 per share, which was equal to the most recent consolidated closing bid price of the Company’s common stock immediately prior to the execution of the amendment agreement. Based on the conversion price, the principal amount of the note will be convertible into up to 106,667 shares of common stock. The holder shall not have the right to convert the note to the extent that such conversion would result in the holder being the beneficial owner in excess of 4.99% of the Company’s common stock. The other terms and conditions of the note were not amended.

Unsecured

The Company has a note/exchange agreement with Lazarus Investment Partners, LLLP the beneficial owner of approximately 15.0% of the Company’s common stock in the aggregate principal amount of $532,811. The note bears interest at 20% per annum, payable in arrears, and is due upon the earlier of (i) December 17,2016, or (ii) within 5 days of the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. The note is neither secured by any of the Company’s assets nor convertible into equity securities of the Company. The note contains certain events of default that are customary for similar transactions.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company has promissory notes in the aggregate principal amount of $400,000 to Lazarus Investment Partners LLLP, the beneficial owner of approximately 15.0% of the Company’s common, and an entity affiliated with J. David Luce, former member of the Board of Directors. The notes are unsecured obligations of the Company and are not currently convertible into equity securities of the Company. The notes bear interest at 20% per annum, payable in arrears, and are due upon the earlier of (i) August 26, 2016, or (ii) the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. The holders have the right, at their option, to convert interest and principal due on the note into any alternative financing that may be undertaken by the Company while the notes are outstanding. The Company repaid $200,000 of these notes during March, 2016. On September 1, 2016, the note with the entity affiliated with J. David Luce was amended to extend the maturity date to December 1, 2016 and to allow the investor to elect to further extend the note for an additional 90 days. In consideration for such agreements, the Company agreed that the promissory note would be further modified so that it would be convertible into shares of common stock of the Company at an initial conversion price of $3.00 per share, which was equal to the most recent consolidated closing bid price of the Company’s common stock immediately prior to the execution of the amendment agreement. Based on the conversion price, the principal amount of the note will be convertible into up to 66,667 shares of common stock. The conversion price is only subject to adjustment upon stock splits, reverse stock splits, and similar capital changes.

The Company has promissory notes in the aggregate principal amount of $525,000 to accredited investors. The notes are unsecured and are not convertible into equity securities of the Company. The notes bear interest at 20% per annum, payable in arrears, and are due upon the earlier of (i) September 18, 2016 for the $400,000 note, September 25, 2016 for the $50,000 note and September 30, 2016 for the $75,000 note , or (ii) within 30 days of the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. The $400,000 note was repaid on September 16, 2016.

The Company has a promissory note in the aggregate principal amount of $450,000 to Optimum Ventures, LLC, a related party through common ownership. The note is unsecured and is not convertible into equity securities of the Company. The note bears interest at 20% per annum, payable in arrears, and is due upon the earlier of (i) October 28, 2016, or (ii) within 30 days of the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds.

Further discussion of the notes follows:

March 31, 2016
	Principal	Interest Terms
Secured
	$950,000	9% interest paid upon maturity or early redemption
	900,000	9% interest paid upon maturity or early redemption
	320,000	10% interest paid annually
2,170,000
Unsecured
	532,811	20% interest paid annually
	200,000	20% interest paid annually
	525,000	20% interest paid annually
	450,000	20% interest paid annually
1,707,811
Total	$3,877,811

There was no notes payable outstanding as of June 30, 2015.

9.	Line of Credit

On June 30, 2014 the Company entered into a $1,000,000 credit agreement (the “Revolver”) with Bank of America with an original maturity date of June 30, 2015. The balance outstanding as of March 31, 2015 was $0. The balance of the Revolver was paid in full on May 14, 2015, and subsequently closed.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

10.	Lease Commitments

The Company entered into a 10 year lease for office and warehouse space from a related party (see Note 15) commencing in April 2014, and amended in January 2016. The amendment increased monthly rent expense to $46,500 with a 3% annual increase after 12 months. Beginning in January of 2014, the Company began leasing office space in Kentucky on a month-to-month basis from a third party. Additionally, the Company entered into an amended lease agreement in late 2015, for the New Jersey office, for a six year term with annual rental rates ranging from $135,000 to $148,000. There are certain provisions which allow for early termination and extension of the lease.

Rental expense for the three and nine months ended March 31, 2016 was approximately $155,000 and $311,000, respectively and $78,000 and $234,000, for the prior year periods, respectively.

At March 31, 2016, as part of our lease agreement for the New Jersey office, restricted cash of approximately $121,000 was being held as collateral for a letter of credit securing certain lease payments.

The future minimum lease payments under non-cancelable operating leases are approximately as follows for the years ending March 31:

2017	$694,000
2018	715,000
2019	735,000
2020	756,000
2021	776,000
Thereafter	3,506,000
Total	$7,182,000

The Company has approximately $39,000 of capital lease obligations for equipment as of March 31, 2016, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

11.	Equity

Preferred Stock

As of March 31, 2016, there are 28,000 shares of Series B convertible preferred stock outstanding. The Company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of approximately 28,000 shares of our common stock at a conversion rate of $25.20 per share. In the event the Company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. Dividends on the Series B preferred stock accrue at a rate of $17,500 a quarter. At March 31, 2016, the Company has accrued dividends in the amount of $17,500 which remain unpaid.

As of March 31, 2016, there are 605,000 shares of Series D convertible preferred stock outstanding. The Series D preferred stock can be converted by the holders into an aggregate of 639,622 shares of common stock at an initial conversion rate of $9.77139 per share. The holders of such shares have the right to convert the preferred shares at any time; however, the shares received upon conversion may not be offered or sold except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Company has the right to repurchase the outstanding Series D preferred stock at a redemption price equal to $10.00 per share, plus accrued and unpaid dividends, and to require holders to convert their Series D preferred stock beginning in June 2016. Dividends on the Series D preferred stock accrue at a rate of 5% per annum and are payable semi-annually in cash or stock at the Company’s option. At March 31, 2016, the Company has accrued dividends in the amount of approximately $248,000 which remain unpaid.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Common Stock

As discussed in Note 1 and 3 the AEON Acquisition on January 27, 2016 has been accounted for as a reverse merger under US GAAP. As such, AEON is considered the acquiring entity for accounting purposes; and therefore, legacy AEON’s historical results of operations replaced legacy AHC’s historical results of operations for all periods prior to the reverse merger. Additionally, the legacy AEON equity accounts at March 31, 2016 were retroactively restated to reflect the number of shares received in the business combination as defined by Note 3.

Earnings Per Share

FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period, while diluted earnings per share is calculated to include any dilutive effects to ordinary shares. For the three months and nine months ended March 31, 2016, our ordinary share equivalents consisted of stock options, restricted stock units, convertible debt, preferred stock and warrants.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net (loss) income	$(45,198)	$1,690,871	$9,032,947	$7,137,922
Preferred stock dividends	67,082	-	67,082	-
(Loss) income available to common shareholders	(112,280)	1,690,871	8,965,865	7,137,922
Weighted average shares used in the computation of basic earnings per share	4,327,990	958,030	2,064,951	958,030
(Loss)/Earnings per share - basic	$(0.03)	$1.76	$4.34	$7.45

Dilutive
(Loss) income available to common shareholders	$(112,280)	$1,690,871	$8,965,865	$7,137,922
Less increase in fair value of warrants, net of income tax	-	-	205,360	-
Interest on convertible debt, net of income tax	-	-	19,982	-
Preferred stock dividends	-	-	67,082	-
(Loss) income applicable to common shareholders plus assumed conversions	$(112,280)	$1,690,871	$9,258,289	$7,137,922
Shares used in the computation of basic earnings per share	4,327,990	958,030	2,064,951	958,030
Dilutive effect of options and warrants convertible debt and convertible preferred	-	-	630,039	-
Shares used in the computation of diluted earnings per share	4,327,990	958,030	2,694,990	958,030

(Loss)/Earnings per share - diluted	$(0.03)	$1.76	$3.44	$7.45

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Common Stock Warrants

A schedule of common stock warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, July 1, 2015	-	-	-	-
Warrants assumed in reverse merger	4,313,180	$5.24	-	-
Issued	-	-	-	-
Expired	-	-	-	-
Outstanding March 31, 2016	4,313,180	$5.24	4.81	$4,905,352
Exercisable, March 31, 2016	3,496,507	$5.93	4.17	$3,855,019

12.	Share-Based Compensation

On December 22, 2015, the Company and its owners approved a 10% pro-rata donation of members’ equity units to treasury units for no consideration. These units were used to retain and attract key members of management in contemplation of the reverse merger. During 2015, the units were committed to three key members of management. On January 12, 2016, the units were awarded with full rights and privileges. The Company has recognized $1,418,000 of share based compensation based on the fair value of the units issued. The fair value of the unit based compensation was determined by using the value of AHC based on published stock values, and discounting them accordingly for lack of marketability and a probability discount associated with certain earn-outs.

Stock option activity under the Company’s stock option plans for employees and non-executive directors for the period ended March 31, 2016 is as follows:

Employees Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic value
Outstanding July 1, 2015	-	$-	-	$-
Options acquired in merger	182,259	12.45	-	-
Granted	-	-	-	-
Expired/forfeited	-	-	-	-
Outstanding March 31, 2016	182,259	12.45	6.55	49,160
Exercisable March 31, 2016	137,151	13.15	3.14	47,580
Expected to vest at March 31, 2016	35,311	$10.42	6.59	$1,238

Non-Executive Director Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic value
Outstanding July 1, 2015	-	$-	-	$-
Options acquired in merger	433,882	4.46	-	-
Granted	-	-	-	-
Expired/forfeited	-	-	-	-
Outstanding and exercisable March 31, 2016	433,882	$4.46	7.97	$481,862

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Employee options are granted at the closing price on the day of issuance and typically vest over a three-year period and non-executive director options are granted at market price and vest on the grant date. $58,000 and $1,476,000 of stock based compensation was recognized for the three and nine month period ending March 31, 2016, respectively.

As of March 31, 2016, there was approximately $285,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 12 months.

As of March 31, 2016, there were approximately 35,800 restricted stock units outstanding that were granted to employees in connection with the Company’s compensation modification program. These restricted stock units vest when the Company achieves cash flow breakeven for two consecutive quarters, as defined.

13.	Fair Value Measurements

The Company measures fair value for financial assets and liabilities in accordance with the provisions of the accounting guidance regarding fair value measurements. The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices for identical assets or liabilities that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

		Fair Value Measurements Using Fair Value Hierarchy
March 31, 2016	Fair Value	Level 1	Level 2	Level 3
Warrant liability	$1,405,686	$-	$-	$1,405,686
Total	$1,405,686	$-	$-	$1,405,686

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a reconciliation of the opening and closing balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended March 31, 2016:

Fair Value
March 31, 2016
Balance at June 30, 2015	$-
Warrant liability acquired in reverse merger	1,066,000
Change in fair value	340,000
Balance at March 31, 2016	$1,406,000

The Company’s assets and liabilities subject to recurring fair value measurements as of March 31, 2016 are as follows:

The warrant liability represents the fair value of the warrants issued by the Company that have reset features. The Company is required to revalue the warrant liability at the end of each reporting period and record a non-cash gain or loss in the statement of operations for the change in the fair value of the warrant liability in the period in which the change occurs. The fair value of the warrant liability is estimated using an adjusted Black-Scholes model and the applicable level 1 and level 2 inputs and an unobservable level 3 input regarding the likelihood of a reset occurring. Since the Company uses a level 3 input, the warrant liability in included in the level 3 category in the table above. Estimating fair value requires the input of highly subjective assumptions and because changes in such assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of the related assets or liabilities.

For the three and nine months ended March 31, 2016, the Company recorded non-cash losses of $340,000 in other expense for the change in fair value of the warrant liability.

14.	Other Expense, net

Other expense consists of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Charitable contributions – Related Party – Note 16	$-	$-	$-	$(1,015,750)
Interest income	-	-	-	2,615
Interest expense	(93,734)	(4,654)	(93,734)	(10,716)
Loss on equity method investment	-	-	-	(71,955)
Gain on sale of equipment	-	-	-	52,381
Write-off of notes receivable	-	-	-	(92,000)
Change in fair value of warrant liability	(340,000)	-	(340,000)	-
Other income (expense)	(25,710)	-	(16,618)	18
Total other expense, net	$(459,444)	$(4,654)	$(450,352)	$(1,135,407)

15.	Commitments and Contingencies

A vendor served a summons and complaint against the Company seeking to recover alleged amounts due. The caption of the litigation is Eurotech, Inc. vs. Authentidate Holding Corp. and the venue is Circuit Court of Howard County, State of Maryland, Case N. 13-C-15105926. Plaintiff has alleged breach of contract and equitable relief. On June 28, 2016, the case was settled for $325,000.

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

A legal complaint was filed by a former independent contractor who was involved in sales and marketing of the Company’s products and services. In the complaint, the plaintiff alleged certain commissions had not been paid in full and were due under a collective agreement.  The Company believes that the contractor was overpaid and has asserted a counter claim for reimbursement of such overpayments. The Company and its legal counsel intend to vigorously defend the claim and pursue the counterclaim and is not made any assertion to the eventual outcome. The Company believes the resolution of this matter will not have a material effect on its financial position, result of operations or liquidity. As of March 31, 2016 there has been no resolution to this case.

The Company filed a complaint in the state of Georgia against a former salesperson and an independent competitor for solicitation of a certain customer list.  The complaint alleges that the defendant used Company property including the customer list in an improper and illegal manner. The complaint is pending. The Company believes the resolution of this matter will not have a material effect on its financial statements.

In connection with the termination of the Company’s employment relationship with certain executives, the Company is presently reviewing its severance obligations to them and the vesting and other post-termination provisions. The Company believes that it has accrued all related severance costs as of March 31, 2016 related to the past terminations. Although there is some discussion between past executives regarding severance, the Company believes the resolution of these matters will not have a material effect on its financial statements.

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2016, we are not aware of any obligations under such indemnification agreements that would require material payments.

16.	Related Party Transactions

The Company leases their office building and warehouse from a board member and shareholder of the Company. The lease commenced in April 2014 and was amended in January 2016. Related party rent expense amounted to approximately $132,000 and $288,000 for the three and nine months ended March 31, 2016, respectively, and was $78,000 and $234,000 for the three and nine months ended March 31, 2015, respectively.

The Company holds certain notes payables with shareholders and affiliates of board members of the Company, as described in Note 8.

During the nine months ended March 31, 2015, the Company made charitable deduction to a related party foundation in the amount of approximately $1,016,000. The foundation is managed by the former members of AEON. No contributions were made to the foundation by the Company during the nine months ended March 31, 2016.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

17.	Segment Information

The Company is operated as two segments: laboratory testing services (legacy AEON’s services), and web-based software and related products and offerings (legacy AHC products). Laboratory testing services includes the testing of an individual’s blood, urine or saliva for the presence of drugs or chemicals and the patient’s DNA profile. Web-based software and related products and offerings provide secure web-based revenue cycle management applications and telehealth products and services that enable healthcare organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. Our web-based services are delivered as Software as a Service (SaaS) to our customers interfacing seamlessly with billing, information and document management systems.

Currently, management runs each segment separately and measures profitability and operational performance based on the financial records independently maintained by two separate systems.

Selected financial information related to the Company’s segments is presented below (in thousands):

	Three Months Ended
	March 31, 2016			March 31, 2015
	Laboratory testing services	Web-based software	Total	Laboratory testing services	Web-based software	Total
Net assets	$8,191	$35,503	$43,694	$5,399	$-	$5,399
Net revenue	$7,357	$259	$7,616	$4,802	$-	$4,802
Cost of revenues	2,133	134	2,267	1,112	-	1,112
Other operating expenses	3,488	610	4,098	1,655	-	1,655
Depreciation and amortization	304	96	400	333	-	333
Other expenses	-	(459)	(459)	5	-	5
Income tax expense	436	1	437	6	-	6
Net income (loss)	$996	$(1,040)	$(45)	$1,691	$-	$1,691

	Nine Months Ended
	March 31, 2016			March 31, 2015
	Laboratory Testing services	Web-based software	Total	Laboratory testing services	Web-based software	Total
Net assets	$8,191	$35,503	$43,694	$5,399	$-	$5,399
Net revenue	$29,954	$259	$30,214	$17,826	$-	$17,826
Cost of revenues	5,199	134	5,333	3,356	-	3,356
Other operating expenses	13,483	610	14,093	5,644	-	5,644
Depreciation and amortization	780	96	876	536	-	535
Other expenses (income)	(9)	459	450	1,135	-	1,135
Income tax expense	428	1	429	18	-	18
Net income (loss)	$10,073	$(1,040)	$9,033	$7,138	$-	$7,138

18.	Subsequent Events

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

Hanif (“Sonny”) Roshan, the Company’s current Chairman, assumed the position of Chief Executive Officer on August 7, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Certain statements in this Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include:

•	Changes in U.S., state, local and third party payer regulations or policies or other future reforms in the healthcare system (or in the interpretation of current regulations), new insurance or payment systems, including state, regional or private insurance cooperatives (e.g., Health Insurance Exchanges), affecting governmental and third-party coverage or reimbursement for clinical laboratory testing;

•	Significant monetary damages, fines, penalties, assessments, refunds, repayments, and/or exclusion from the Medicare and Medicaid programs, among other adverse consequences, resulting from interpretations of, or future changes in, laws and regulations, including laws and regulations of Medicare, Medicaid, the U.S. False Claims Act, interpretations of such laws and regulations by U.S. or state government agencies or investigations, audits, regulatory examinations, information requests and other inquiries by state or U.S. government agencies;

•	Significant fines, penalties, costs and/or damage to the Company’s reputation arising from the failure to comply with U.S. and international privacy and security laws and regulations, including the Health Insurance Portability and Accountability Act of 1996, Health Information Technology for Economic and Clinical Health Act, U.S. state laws and regulations, and laws and regulations of the European Union and other countries;

•	Loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988;

•	Penalties or loss of license arising from the failure to comply with the U.S. Occupational Safety and Health Administration requirements and the U.S. Needlestick Safety and Prevention Act, or similar laws and regulations of U.S., state, local or international agencies;

•	Fines, unanticipated compliance expenditures, suspension of manufacturing, enforcement actions, injunctions, or criminal prosecution arising from failure to maintain compliance with current good manufacturing practice (cGMP) regulations and other applicable requirements of various regulatory agencies;

•	Changes in testing guidelines or recommendations by government agencies, medical specialty societies and other authoritative bodies affecting the utilization of laboratory tests;

•	Increased competition, including price competition, competitive bidding and/or changes or reductions to fee schedules and competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry;

•	Failure to obtain and retain new customers or a reduction in tests ordered, specimens submitted or services requested by existing customers;

•	Customers choosing to insource services that are or could be purchased from the Company;

•	Damage or disruption to the Company’s facilities;

•	failure to identify, successfully close and effectively integrate and/or manage newly acquired businesses; and

•	Adverse results in litigation matters.

These and certain other factors are discussed in this Report and from time to time in other Company reports filed with the Securities and Exchange Commission (the “SEC”). The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Recent Events

On January 27, 2016, Peachstate Health Management LLC, d/b/a AEON Clinical Laboratories (“AEON”) was merged into a newly formed acquisition subsidiary of Authentidate Holding Corp. (“AHC”) (the “AEON Acquisition”) pursuant to a definitive Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 (collectively the “Merger Agreement”). The merger certificate was filed with the Secretary of State of Georgia on January 27, 2016. AEON survived the merger as a wholly-owned subsidiary of AHC (collectively, the “Company”). The AEON Acquisition requires certain Earnout Payments (as defined and described below) to be paid to the former members of AEON upon achievement of certain financial milestones. The Earnout Payments must be paid in shares of our common stock.

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

(a)    At the closing of the AEON Acquisition, the membership interests of AEON were converted into the right to receive such number of validly issued, fully paid and non-assessable shares of our common stock as is equal to 19.9% of the issued and outstanding shares of our common stock (rounded to the nearest whole share) as of the close of business on the business day immediately prior to the closing date of the AEON Acquisition (958,030 shares of our common stock).

(b)    Within three days of July 11, 2016, the date that the stockholders approved the Earnout Payment, we issued to the former AEON members such number of additional shares of our common stock as equal to 5.0% of the issued and outstanding shares of our common stock (rounded to the nearest whole share) as of the close of business on the business day immediately prior to the closing date of the AEON Acquisition (240,711 shares of our common stock).

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

(d)    In the event AEON achieves at least $65,900,000 in EBITDA, in the aggregate, for the three calendar years ending December 31, 2016, 2017 and 2018, then, on October 1, 2019, subject to the completion of the audited financial statements of AEON for the calendar year ending December 31, 2018, we will issue to the former AEON members such number of additional shares of our common stock as is equal to 36.1% of the issued and outstanding shares of our common stock (rounded to the nearest whole share) as of the close of business on the business day immediately prior to the closing date of the AEON Acquisition; provided, however, we will issue to the former AEON members such number of additional shares of our common stock so that the total number of shares of our common stock issuable to the former AEON members shall equal 85% of the issued and outstanding shares of our common stock on a post-issuance basis (rounded to the nearest whole share) on a Fully Diluted Basis (as defined below).

(e)    In the event AEON achieves at least $100,000,000 in EBITDA, in the aggregate, for the four calendar years ending December 31, 2019, we will issue to the former AEON members such number of shares of our common stock which equals an additional 5% of the issued and outstanding shares of our common stock on a post-issuance basis (rounded to the nearest whole share), on a Fully Diluted Basis, in addition to our common stock issued to the former AEON members under (b), (c) and (d) above (resulting in the AEON members potentially owning 90% of the issued and outstanding shares of our common stock on a post issuance basis on a Fully Diluted Basis if all the additional tranches are earned).

The additional shares to be issued to the former AEON members described above will be treated as dividends.

For purposes of determining the potential number of shares of our common stock which may be earned in the future, the term “Fully Diluted Basis” means the aggregate of all outstanding shares of our common stock, plus the shares of our common stock issuable upon exercise or conversion of any derivative security outstanding with a conversion or exercise price of $6.75 or less; in each case on the close of business on the business day immediately prior to the closing date of the AEON Acquisition.

The Merger Agreement provides that the former AEON members, as holders of shares of our common stock issued pursuant to the Merger Agreement, will have the right to nominate one person to our Board of Directors for each 10% of the outstanding shares of our common stock beneficially owned by the former AEON members. In the event that a vacancy is created on our Board of Directors at any time due to the death, disability, retirement, resignation or removal of a director elected by the former AEON members, then the former AEON members shall have the right to nominate an individual to fill such vacancy.

Effective as of the closing of the AEON Acquisition, (i) Mr. Sonny Roshan, the former Chairman of AEON, was appointed the Chairman of the Company, which is an executive officer position at the Company, (ii) Mr. Richard Hersperger, the former Chief Executive Officer of AEON, assumed the role of Chief Executive Officer of the Company, and (iii) each of Messrs. Roshan and Hersperger were elected directors of the Company (which became effective February 16, 2016). On August 7, 2016, the employment of Mr. Hersperger, Chief Executive Officer of the Company, terminated. Mr. Roshan assumed the position of Chief Executive Officer on August 7, 2016.

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

AEON is an innovator in genomic testing with three established genetic tests in use today (pharmacogenomics, cancer genetic testing and cancer tumor) and a pipeline of additional genetic tests in development which it plans to bring to market over the coming eighteen months. AEON is investing to expand its genetic testing capabilities to address the rapidly increasing demand for personalized medical analysis that involves using an individual’s genetic profile to guide decisions regarding the prevention, diagnosis, and treatment of disease. AEON strives to offer unique testing specifically designed for its increased focus on personalized medicine, with superior service levels. In this effort, AEON provides advanced testing in DNA pharmacogenomics, cancer genetics and molecular microbiology. Genomic testing is more complex than conventional toxicology testing, requires unique knowledge and significantly more sophisticated equipment. As a result, genomic testing commands higher pricing while enjoying significantly less competition.

Toxicology is a major component of AEON’s product mix and will continue to be an important element of AEON’s business strategy. AEON’s toxicology testing provides information about the medication and other substances in the patient’s system from either urine or oral fluid samples. This information helps guide a clinician’s treatment of a patient. In addition, this testing ensures the safe use of prescriptions and is designed to help doctors provide the highest level of care. AEON offers a comprehensive set of toxicology tests and conducts more than 15,000 tests per month.

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

Overview of AHC Business

AHC provides secure web-based revenue cycle management applications and telehealth products and services that enable healthcare organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. AHC’s web-based services are delivered as Software as a Service (SaaS) to its customers interfacing seamlessly with billing and document management systems. These solutions incorporate multiple features and security technologies such as business- rules based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient management capabilities. Both web and fax-based communications are integrated into automated, secure and trusted workflow solutions.

AHC’s telehealth solutions provide in-home patient vital signs monitoring systems and services to improve care for patients and reduce the cost of care by delivering results to their healthcare providers via the Internet. AHC’s telehealth solutions combine its tablet or Electronic House Call™ patient vital signs monitoring appliances or our Interactive Voice Response patient vital signs monitoring solution with a web-based management and monitoring software module. Both solutions enable unattended measurements of patients’ vital signs and related health information and are designed to aid wellness and preventative care, and deliver better care to specific patient segments that require regular monitoring of medical and behavioral health conditions. Healthcare providers can easily view each specific patient’s vital statistics and make adjustments to the patient’s care plans securely via the Internet. This service provides a combination of care plan schedule reminders and comprehensive disease management education as well as intelligent routing to alert on-duty caregivers whenever a patient’s vital signs are outside of the practitioner’s pre-set ranges. Healthcare providers and health insurers are also expected to benefit by having additional tools to improve patient care and reduce in-person and emergency room patient visits and hospital readmissions.

AHC operates its business in the U.S. with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. AHC’s business is engaged in the development and sale of web-based services largely based on its Inscrybe® platform and related capabilities and its telehealth products and services. In recent years AHC has have focused its efforts on developing and introducing solutions for use in the healthcare information technology industry.

Critical Accounting Policies

Revenue Recognition. The Company provides laboratory testing services, web-based hosted software services, telehealth products and post contract customer support services.

Billings for laboratory testing services are reimbursed by third-party payers net of allowances for differences between amounts billed and the cash receipts from such payers. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC-605 “Revenue Recognition”, the Company recognizes revenues when there is a persuasive evidence of an arrangement, title and risk of loss have passed, product is shipped or services have been rendered, sales price is fixed or determinable and collection of the related receivable is reasonably assured.

Historically, the Company had recognized revenue for these services upon cash receipt because the criteria to recognize revenues under ASC-605 had not been met at the time test results were delivered since the fee was not fixed and determinable until the third payer remitted payment given the limited experience and history to develop a reliable estimate of the provision for contractual adjustments (that is, the difference between established rates and expected third-party payments) and discounts (that is, the difference between established rates and the amount billable). The Company has continuously reassessed its ability to develop reliable estimates of the provision for contractual adjustments and discounts and over the past year and has made investments in its systems and process around its billing system to improve the quality of information generated by the system. Given these ongoing investments and improvements and based upon the financial framework the Company uses for estimating the provision for contractual adjustments and discounts, in the second quarter of 2016, the Company concluded that it was able to reasonably estimate its provision for contractual adjustments and discounts and began recognizing revenue at the time test results are delivered, net of estimated contracted allowances.

Revenue for hosted software services, telehealth products, and customer support services are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectability is reasonably assured. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered items in the arrangement; if the arrangement includes a general right of return relative to the delivered items, and delivery or performance of the undelivered item is considered probable and substantially in our control. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement. If these criteria are met, we allocate total revenue among the elements based on the sales price of each element when sold separately which is referred to as vendor specific objective evidence or VSOE.

Property and Equipment. Property and equipment are stated at cost, less accumulated depreciation. Minor additions and renewals are recorded as expenses in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Estimated Useful Life
Machinery and equipment	3-6 years
Furniture and fixtures	5-7 years
Leasehold Improvements	Lesser of lease term or estimated useful life
Software	3-7 years

Long-lived assets held and used by the Company are reviewed for impairment, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. At March 31, 2016 and June 30, 2015, the Company did not record any impairment charges.

Income taxes. The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Prior to the reverse merger, AEON elected to be taxed as an S Corporation for federal and certain state income tax purposes. Under this election substantially all of the profits, losses, credits and deductions of the Company are passed through to the individual shareholders. Therefore prior to the reverse merger no provision or liability for income taxes has been included in these consolidated financial statements except for state and localities where the S Corporation status has not been recognized. The provision for income taxes consisting of current franchise and excise taxes for state and localities were $6,000 and $17,600 for the three and nine months ended March 31, 2015.

Prior to the reverse merger, AHC tax benefits were fully offset by a valuation allowance due to the uncertainty that the deferred tax assets would be realized. As a result of the reverse merger a deferred tax asset was recorded since it was determined the realization of some of these assets is more likely than not, due to consolidated earnings resulting in the expected usage of net operating loss carryforwards.

Under income tax regulations in the United States AHC is the acquirer of AEON. As such the Company must file a consolidated return for both AHC and AEON for the year ending June 30, 2016. The return will include the operating results of AHC from July 1, 2015 through June 30, 2016, and AEON’s results from January 27, 2016 through June 30, 2016.

Management considers the likelihood of changes by taxing authorities in its filed income tax returns and recognizes a liability for or discloses potential changes that management believes are more likely than not to occur upon examination by tax authorities. Management has not identified any uncertain tax positions in filed income tax returns that require recognition or disclosure in the accompanying consolidated financial statements.

The Company’s policy is to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

Recent Accounting Pronouncements. In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”), which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU must be applied for annual periods beginning after December 15, 2018, with early application permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact on the consolidated financial statements of adopting the alternative guidance in ASU 2014-09 and has not determined the impact of adoption at this time.

Results of Operations

Three and nine months ended March 31, 2016 compared to three and nine months ended March 31, 2015

Revenues were $7,616,243 for the three months ended March 31, 2016 compared to $4,801,796 for the three-month period ended March 31, 2015. Revenue growth in this period was driven by the expansion in the size to the physician network, increased testing volume and increases in the scope of toxicology testing.

Revenues for the nine month period ended March 31, 2016 were $30,213,684 compared to $17,826,663 for the nine month period ended March 31, 2015. Increases in revenue for the nine month period ended March 31, 2016 as compared to the prior period are a result of growth in testing volume, the size of the testing health network and increased network penetration.

Cost of revenues for the three-month period ended March 31, 2016 increased to $2,266,891 compared to $1,112,248 for the three-month period ended March 31, 2015. Gross margins for the three-month period ended March 31, 2016 were 70.2% as compared to gross margins of 76.8% for the three-month period ended March 31, 2015. The slight compression in margins was as a result of reduction in reimbursement rates. Average Medicare and commercial reimbursement rates were reduced during this period. Many commercial payor rates are tied to Medicare reimbursement rates.

Cost of revenue for the nine months ended March 31, 2016 were $5,333,436 compared to cost of revenue for the nine month period ended March 31, 2015 of $3,356,196. Gross margins for the nine-month period ended March 31, 2016 were 82.3%, essentially flat as compared to gross margins of 81.2% for the nine-month period ended March 31, 2015.

Selling general and administrative (SG&A) expenses were $4,018,446 (52.8 % of revenue) for the three months ended March 31, 2016 compared to $1,654,834 (34.5% of revenue) for the three month period ended March 31, 2015 and $12,593,947 (41.7% of revenue) for the nine month period ended March 31, 2016 and $5,644,114 (31.7% of revenue) for the nine month period ended March 31, 2015. Increases in personnel and marketing costs caused SG&A to increase with each successive period.

Depreciation and amortization expense was $400,110 for the three month period ended March 31, 2016 compared to $333,189 for the three month period ended March 31, 2015 and $876,112 for the nine month period ended March 31, 2016 compared to $535,424 for the nine month period ended March 31, 2015.

Other expense was $459,444 for the three months ended March 31, 2016. There were $4,654 other expenses for the three months ended March 31, 2015. The change in Other expense for the three month period ended March 31, 2016 was caused by a $340,000 increase in the fair value of warrant liabilities. For the nine month period ended March 31, 2016, other expense was $450,352 for the nine-month period ended March 31, 2016 and $1,135,407 for the nine-month period ended March 31, 2015. The decrease in Other expense for the nine month period ended March 31, 2016 was caused by a reduction in charitable contributions of $1,015,750.

Provision for income tax for the three months ended March 31, 2016 was $436,600 as compared to $6,000 for the three months ended March 31, 2015. The most recent period included a provision for income tax as triggered by the change in accounting methodologies from cash to accrual, which occurred on October 1, 2015. Provision for income tax for the nine months ended March 31, 2016 was $428,940 compared to $17,600 for the nine months ended March 31, 2015.

Net loss for the three months ended March 31, 2016 was $(45,198) as compared to net income of $1,680,871 for the three months ended March 31, 2015.

Net income for the nine month period ended March 31, 2016 was $9,032,947 compared to net income of $7,137,922 for the nine month period ended March 31, 2015.

Liquidity and Capital Resources

Cash Flows

At March 31, 2016 cash and cash equivalents amounted to $2,763,468 and total assets at that date were $55,161,188 compared to June 30, 2015 cash and cash equivalents of $5,190,540 and total assets of $7,829,272. Our current estimated monthly operational requirements are approximately $2,200,000.

For the nine months ended March 31, 2016, net cash provided by operating activities was approximately $7,806,147, net cash used by investing activities was $1,086,196, and net cash used by financing activities totaled $9,147,023. During the nine months ended March 31, 2016, there was a net decrease in cash of 2,427,072.

The Company does not have a bank line of credit or other fixed source of capital reserves. Should it need additional capital in the future, the Company will attempt to either (i) enter into a bank line of credit or (ii)  issue its debt securities in a private or public offering.  There can be no guarantee or assurance that the Company will be successful in any such efforts. Management believes the Company has sufficient capital to meet its planned operating needs for the next 12 months.

Commitments

AEON’s leases its facilities under a lease agreement dated March 1, 2014, as amended January 20, 2016. The lease, as amended, provided for a term of 12 years expiring March 2026. The lease payment are as follows:

•	the monthly rent of $23,750 from March 1, 2014 through March 31, 2015; and

•	the monthly rent of $24,250 from April 1, 2015 through January 31, 2016;

The lease, as amended, provides for a term of 12 years expiring March 2026. The lease payments are as follows:

•	the monthly rent of $46,500 from February 1, 2016 through March 31, 2017;

•	the monthly rent of $48,000 from April 1, 2017 through March 31, 2018;

•	the monthly rent of $49,500 from April 1, 2018 through March 31, 2019

•	the monthly rent of $51,000 from April 1, 2019 through March 31, 2020;

•	the monthly rent of $52,500 from April 1, 2020 through March 31, 2021;

•	the monthly rent of $54,000 from April 1, 2021 through March 31, 2022;

•	the monthly sum of $55,500 from April 1, 2022 through March 31, 2023;

•	the monthly rent of $57,000 from April 1, 2023 through March 31, 2024;

•	the monthly rent of $58,500 from April 1, 2024 through March 31, 2025; and

•	the monthly rent of $60,000 from April 1, 2025 through March 31, 2026

In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a first priority lien and security interest in substantially all of its assets.

The landlord under the lease is Centennial Properties of Georgia, LLC, a Georgia limited liability company. Centennial is owned by Sonny Roshan, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom are former members of AEON and will be received and may in the future receive common stock as a result of the Merger.

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

Contractual Commitments

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Leases
Operating	$7,182,035	$693,969	$1,449,720	$1,532,096	$3,506,250
Capital	39,194	39,194	-	-	-
Total lease obligations	$7,221,229	$733,163	$1,449,720	$1,532,096	$3,506,250

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2016, we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2016, we are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

Interest Rate Risk

At any time, fluctuations in interest rates could affect interest earnings on our cash. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

At March 31, 2016, our unrestricted cash totaled approximately $2,763,468 and was in non-interest bearing checking accounts used to pay operating expenses.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Our management identified material weaknesses in the control environment described below, and as a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the March 31, 2016. Notwithstanding the foregoing, our CEO and CFO believe that the financial statements included in this report fairly present in all material respects (and in accordance with U.S. generally accepted accounting principles) our financial condition, results of operations and cash flows for the periods presented.

Our management identified the following material weaknesses:

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

Until the remediation actions are fully implemented and the operational effectiveness of related internal controls validated through testing, the material weaknesses described above will continue to exist. However, when fully implemented and operational, AEON believes the measures described above will remediate the control deficiencies AEON has identified and strengthen its internal control over financial reporting. AEON is committed to continuing to improve its internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. In addition, senior management will ensure that its resulting disclosures are subject to a rigorous review process prior to finalizing and releasing financial statements. As AEON continues to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Item 1 of Part I, “Financial Statements — Note 15 — Commitments and Contingencies.

ITEM 1A.	RISK FACTORS.

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

Dated: September 27, 2016	By:	/s/ Thomas Leahey
Thomas Leahey
Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

