Form 10-Q/A
period 2016-03-31
AUTHENTIDATE HOLDING CORP
filed 2017-04-05
CIK 885074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 000-20190

AUTHENTIDATE HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	14-1673067
(State or other jurisdiction	( I.R.S. Employer
of incorporation or organization)	Identification No. )

2225 Centennial Drive	30504
Gainesville, GA 30504	(zip code)
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

EXPLANATORY NOTE

Authentidate Holding Corp. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 previously filed with the Securities and Exchange Commission on September 27, 2016 (the “Original Form 10-Q”) to amend and restate in their entirety the following items in the Original Form 10-Q: (i) the unaudited interim financial statements as of and for the fiscal quarter ended March 31, 2016 set forth in Item 1 of Part 1; (ii) the “Management's Discussion and Analysis of Financial Condition and Results of Operation” set forth in Item 2 of Part 1, and (iii) the discussion involving the Company’s disclosure controls and internal control over financial reporting, set forth in Item 4 of Part 1. We have also updated the signature page, the certifications of our Chief Executive Officer and our financial statements formatted in Extensible Business Reporting Language (XBRL). The restatement and the other aforementioned matters are described in Note 2 to the unaudited consolidated financial statements included in this Amendment No. 1 on Form 10-Q/A (the “Amended Form 10-Q”).

As described in more detail in Note 2 to the unaudited consolidated financial statements included in this Amended Form 10-Q, the restatement of the unaudited interim financial statements included in the Original Form 10-Q corrects an error in the Company’s accounting for changes in reimbursement rates and payment adjudication processes which resulted in an overstatement of revenues and accounts receivable balances for the three and nine-month periods ended March 31, 2016. In addition, certain adjustments to correct the provision for income taxes and certain immaterial grammatical and formatting changes were made to this Amended Form 10-Q.

The information in the Original Form 10-Q is amended to read in its entirety as set forth in this Amended Form 10-Q. Except to reflect the restatement of the interim financial statements and other matters specifically identified as amended or restated in the first paragraph of this Explanatory Note, the information in the Original Form 10-Q and this Amended Form 10-Q has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since September 27, 2016, the date the Original Form 10-Q was filed with the SEC. Accordingly, except solely with regard to the restatement and the other matters specifically identified as amended or restated in the first paragraph of this Explanatory Note, all information in this Amended Form 10-Q speaks only as of September 27, 2016. References made in this Amended Form 10-Q to “this Form 10-Q” or similar statements, means this Amendment on Form 10-Q/A unless the context requires otherwise. For more information about the restatement, please see the Company’s Current Report on Form 8-K filed on February 22, 2017.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016
	(Unaudited) (as Restated, See Note 2)	June 30, 2015
Assets
Current assets
Cash and cash equivalents	$2,763,468	$5,190,540
Restricted cash	120,695	-
Notes receivable	-	50,000
Accounts receivable, net	2,436,724	-
Inventory	319,784	34,664
Deferred tax asset	5,939,000	-
Prepaid expenses and other current assets	407,157	2,685
Total current assets	11,986,828	5,277,889
Property and equipment, net	3,043,432	2,551,383
Other assets
Intangibles	2,263,953	-
Deferred tax asset	31,855,000	-
Goodwill	3,318,000	-
Total assets	$52,467,213	$7,829,272

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$5,286,424	$1,707,894
Accrued commissions	840,515	690,255
Notes payable	3,877,811	-
Warrant liability	1,405,686	-
Deferred rent	57,049	-
Total current liabilities	11,467,485	2,398,149
Long-term deferred liabilities	-	32,250
Total liabilities	11,467,485	2,430,399
Commitments and contingencies (Note 10 and 15)
Shareholders’ equity
Preferred stock, $.10 par value; 5,000,000 shares authorized, Series B, 28,000 shares and Series D, 605,000 shares issued and outstanding on March 31, 2016 and 0 shares issued and outstanding on June 30, 2015	63,300	-
Common stock, $.001 par value; 190,000,000 shares authorized, 5,772,258 and 958,030 shares issued and outstanding on March 31, 2016 and June 30, 2015, respectively	5,772	958
Additional paid-in capital	38,207,874	-
Retained earnings	2,722,782	5,397,915
Total shareholders’ equity	40,999,728	5,398,873
Total liabilities and shareholders’ equity	$52,467,213	$7,829,272

The accompanying notes are an integral part of the condensed consolidated financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, (Unaudited)		Nine Months Ended March 31, (Unaudited)
	(As Restated, See Note 2)		(As Restated, See Note 2)
	2016	2015	2016	2015
Net revenues
Fees for services	$5,244,059	$4,801,796	$27,841,500	$17,826,663
Hosted software services	249,104	-	249,104	-
Telehealth products and services	10,105	-	10,105	-
Total net revenues	5,503,268	4,801,796	28,100,709	17,826,663
Operating expenses
Cost of revenues	2,266,891	1,112,248	5,333,436	3,356,196
Selling, general and administrative	4,018,446	1,654,834	12,593,947	5,644,114
Product development	21,950	-	21,950	-
Share based compensation	58,000	-	1,476,000	-
Depreciation and amortization	400,110	333,189	876,112	535,424
Total operating expenses	6,765,397	3,100,271	20,301,445	9,535,734
Operating income (loss)	(1,262,129)	1,701,525	7,799,264	8,290,929
Other expense, net	(459,444)	(4,654)	(450,352)	(1,135,407)
Income (loss) before provision for income taxes	(1,721,573)	1,696,871	7,348,912	7,155,522
(Benefit) provision for income taxes	1,017,600	6,000	1,009,940	17,600
Net (loss) income	$(2,739,173)	$1,690,871	$6,338,972	$7,137,922

Earnings per share:
Basic (loss) earnings per common share	$(0.65)	$1.76	$3.04	$7.45
Diluted (loss) earnings per common share	$(0.65)	$1.76	$2.44	$7.45

Weighted average number of common shares outstanding
Basic	4,327,990	958,030	2,064,951	958,030
Diluted	4,327,990	958,030	2,694,990	958,030

The accompanying notes are an integral part of the condensed consolidated financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Number of Shares	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Equity	Total Shareholders’ Equity
Balance, June 30, 2015	-	$-	958,030	$958	$-	$5,397,915	$5,398,873
Members’ distribution	-	-	-	-	-	(8,947,023)	(8,947,023)
Contributed membership interest	-	-	(95,803)	(96)	96	-	-
Share-based compensation expense	-	-	95,803	96	1,417,904	-	1,418,000
Reverse merger	633,000	63,300	4,814,228	$4,814	36,731,874	-	36,799,988
Share-based compensation expense	-	-	-	-	58,000	-	58,000
Preferred stock dividends	-	-	-	-	-	(67,082)	(67,082)
Net income (Restated, See Note 2)	-	-	-	-	-	6,338,972	6,338,972
Balance, March 31, 2016	633,000	$63,300	5,772,258	$5,772	$38,207,874	$2,722,782	$40,999,728

The accompanying notes are an integral part of the condensed consolidated financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended March 31,
	(As Restated, See Note 2)
	2016	2015
	(Unaudited)

Cash flows from operating activities
Net income	$6,338,972	$7,137,922
Adjustments to reconcile net income to net cash provided by operating activities
Loss on equity method investment	-	71,955
Bad debt expense	109,358	-
Write-off of notes receivable	-	92,000
Change in fair value warrant liability	340,000	-
Deferred taxes	1,010,000	-
Depreciation and amortization	876,112	535,424
Net gain on sale of equipment	-	(52,381)
Share-based compensation	1,476,000	-
Deferred rent	57,049	20,250
Deferred revenue	-	238,155
Changes in assets and liabilities
Accounts receivable	(2,371,274)	1,741,424
Inventory	74,880	(37,503)
Prepaid expenses and other current assets	59,528	53,847
Accounts payable, accrued expenses and other liabilities	(314,738)	567,946
Accrued commissions	150,260	-
Net cash provided by operating activities	7,806,147	10,369,039
Cash flows from investing activities
Due to (from) related parties	-	(414,978)
Purchases of property and equipment	(1,136,196)	(208,798)
Collections from notes receivable	50,000	-
Net cash used in investing activities	(1,086,196)	(623,776)
Cash flows from financing activities
Members’ distributions	(8,947,023)	(7,445,671)
Repayment of notes payable	(200,000)	-
Net cash used in financing activities	(9,147,023)	(7,445,671)
Net (decrease) increase in cash and cash equivalents	(2,427,072)	2,299,592
Cash and cash equivalents, beginning of period	5,190,540	1,823,006
Cash and cash equivalents, end of period	$2,763,468	$4,122,598

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$94,000	$5,000
Income taxes paid	$8,000	$18,000

Non-cash investing and financing activities
Note receivable on sale of equipment	$-	$185,405
Non cash preferred dividends	$67,082	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nature of Operations

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

2.	Restatement Relating to Quarter Ended March, 31, 2016

On February 17, 2017, the Audit Committee of the Board of Directors determined that the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2016, filed on September 27, 2016, should no longer be relied upon and that the Company will restate its previously-filed interim financial statements for the fiscal quarter ended March 31, 2016. The Audit Committee concluded that the unaudited interim financial statements for the three-month and nine-month periods ending March 31, 2016 contain material errors related to Company’s revenue estimates. In recognizing revenue for its financial reports, the Company records revenue at the time test results are delivered net of an estimate of the provision for contractual adjustments and discounts. The revenue estimate employed for the quarter ended March 31, 2016 was based on historical experience. Beginning in calendar 2016, commercial and government payors, the major source of collections for the Company, focused on reducing payments to clinical laboratories by imposing more stringent payment guidelines in their adjudication processes. Additionally, effective January 2016, the Centers for Medicare and Medicaid Services (CMS) reduced the unit reimbursement rate for many of the tests typically performed by the Company, along with the number of tests that CMS would reimburse. Because Medicare and Medicaid accounts for close to 50% of our annual revenue, this reduction in reimbursement rates had a substantial negative impact on our revenue. We have determined that for the quarter ended March 31, 2016, the Company did not accurately adjust their historical experience for these prospective changes, resulting in the Company overstating its revenues and accounts receivable balance. The Company then determined that its revenue for the quarter ended March 31, 2016 should have been approximately $2,113,000 less than previously reported.

In addition, the Company has corrected the deferred tax liability recorded in connection with the reverse merger, AEON elected to change from a cash basis tax payer to an accrual basis tax payer. This is a change of accounting methodology which creates a built-in-gain that resulted in a deferred tax liability of approximately $1,498,000 as of the date of the merger. An adjustment was needed for approximately $730,000 to increase the deferred tax liability and deferred tax expense previously recorded. This increase was partially offset by an adjustment for approximately $149,000 to decrease the deferred tax asset and increase deferred tax expense relating to the revenue adjustment, resulting in a net increase of $581,000 to the provision for income taxes.

The following summarizes the effects of restatement:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	(Unaudited)			(Unaudited)
	As			As
	Previously Reported		Restated	Previously Reported		Restated
	2016	Adjustment	2016	2016	Adjustment	2016

Consolidated Statement of Operations

Fees for services	$7,357,034	(2,112,975)	$5,244,059	$29,954,475	(2,112,975)	$27,841,500

Total net revenues	$7,616,243	(2,112,975)	$5,503,268	$30,213,684	(2,112,975)	$28,100,709

Operating income (loss)	$850,846	(2,112,975)	($1,262,129)	$9,912,239	(2,112,975)	$7,799,264

Income before provision for income taxes	$391,402	(2,112,975)	($1,721,573)	$9,461,887	(2,112,975)	$7,348,912

Provision for income taxes	$436,600	581,000	$1,017,600	$428,940	581,000	1,009,940

Net (loss) income	$(45,198)	(2,693,975)	$(2,739,173)	$9,032,947	(2,693,975)	$6,338,972

Earnings per share:
Basic (loss) earnings per share	$(0.03)		$(0.65)	$4.34		$3.04
Diluted (loss) earnings per share	$(0.03)		$(0.65)	$3.44		$2.44

	As of
	March 31, 2016
	(Unaudited)		As of
	As Previously		March 31,
Consolidated Balance Sheets	Reported		Restated
	2016	Adjustment	2016
Accounts receivable, net	$4,549,699	(2,112,975)	$2,436,724

Long-Term deferred tax asset	$32,436,000	(581,000)	$31,855,000

Retained Earnings	$5,416,757	(2,693,975)	$2,722,782

3.	Summary of Significant Accounting Policies

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

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The most sensitive accounting estimates affecting the financial statements are revenue recognition, the allowance for doubtful accounts, depreciation of long lived assets, fair value of intangible assets and goodwill, amortization of intangible assets, income taxes and associated deferrals and valuation allowances, and commitments and contingencies.

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

Notes Receivable

During December 2014, the Company entered into an agreement with an unrelated party for the sale of certain equipment for approximately $258,000. The note was non-interest bearing and was repaid in full during December 2015.

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

Intangible Assets

Intangible assets consist primarily of trademarks and acquired technologies. The Company acquired approximately $2,340,000 of intangible assets in conjunction with the reverse merger discussed in Note 1 and Note 4. Intangible assets with finite lives are amortized on a straight-line basis over their useful lives.

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

Share-based Compensation

The Company follows ASC 718, Share-Based Payments , which requires the measurement and recognition of compensation expense for all equity based payment awards made to the Company’s employees and officers, based on their estimated fair values which includes using the Black-Scholes option pricing model. The Black-Scholes model values options based on the stock price at the grant date, the exercise price of the option, the expected life of the option, the estimated volatility, expected dividend payments and the risk-free interest rate over the expected life of the options. Restricted stock units granted to employees are valued using the closing stock price of the Company’s common stock on the grant date.

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

Prior to the reverse merger, AEON elected to be taxed as an S Corporation for federal and certain state income tax purposes. Under this election substantially all of the profits, losses, credits and deductions of the Company are passed through to the individual shareholders. Therefore prior to the reverse merger no provision or liability for income taxes has been included in these consolidated financial statements except for state and localities where the S Corporation status has not been recognized. The provision for income taxes consisting of current franchise and excise taxes for state and localities prior to the merger were $6,000 and $17,600 for the three and nine months ended March 31, 2015.

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

4.	Reverse Merger

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

The effective consideration transferred was $36,800,000 and is comprised of the following:

Fair value of AHV common shares	(A)	$22,675,000
Preferred stock outstanding	(B)	3,047,000
Stock options vested and outstanding	(C)	1,296,000
Warrants vested and outstanding	(C)	9,782,000

Consideration effectively transferred		$36,800,000

(A)	Based upon 4,814,226 AHC common shares outstanding at a fair value of $4.71 per share, which was the closing price of AHC common shares on the effective date of the merger.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(B)	Represents 28,000 shares of Series B and 605,000 shares of Series D preferred stock as converted into 646,933 common shares with a fair value of $4.71 per share, which was the closing price of AHC common shares on the effective date of the merger.

(C)	Represents outstanding and vested AHC stock options and warrants acquired in connection with the reverse merger. The fair value of these stock options and warrants was determined using the Black Scholes model, with the following assumptions:

	Options	Warrants
Number of shares	559,595	3,479,896
Weighted average exercise price	$4.46	$5.24
Volatility	85.10%	85.10%
Risk-free interest rate	1.63%	1.63%
Expected dividend rate	0%	0%
Expected life (years)	4	4.16
Stock Price	$4.71	$4.71

The fair value of the assets acquired and liabilities assumed were based on management estimates. Based upon the preliminary purchase price allocation, the following table summarizes the estimated provisional fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$30,000
Restricted cash	121,000
Accounts receivable	174,000
Inventory	360,000
Prepaid expenses and other current assets	464,000
Property and equipment	189,000
Trade names and licensed technology	2,344,000
Deferred tax assets	38,804,000
Total assets acquired at fair value	42,486,000

Accounts payable and accrued expenses	3,860,000
Notes payable	4,078,000
Warrant liability	1,066,000
Total liabilities assumed	9,004,000

Net assets acquired	33,482,000
Goodwill	3,318,000
Total purchase consideration	$36,800,000

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

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following unaudited pro forma results for the three and nine month periods ended March 31, 2016 and 2015 summarizes the consolidated results of operations of the Company, assuming the reverse merger had occurred on July 1, 2014 and after giving effect to the reverse acquisition adjustments, including amortization of tangible and intangible assets acquired in the transaction:

	(in thousands)
	Three months ended
	(As Restated, See Note 2)
	March 31, 2016	March 31, 2015
Net revenues	$5,623	$5,571
Net loss	$(2,356)	$(458)

	(in thousands)
	Nine months ended
	(As Restated, See Note 2)
	March 31, 2016	March 31, 2015

Net revenues	$29,018	$20,995
Net (loss) income	$(4,082)	$296

5.	Inventory

Inventory consists of the following:

	March 31 2016	June 30 2015
Laboratory testing supplies	$83,419	$34,664
Purchased components, net	31,068	-
Finished goods	205,297	-
Total inventory	$319,784	$34,664

6.	Property and Equipment

Property and equipment consists of the following:

			Estimated
	March 31,	June 30,	Useful Life In
	2016	2015	Years

Machinery and equipment	$4,960,014	$3,798,927	3-6
Software	392,913	265,886	3-7
Furniture and fixtures	105,043	105,043	5-7
Leasehold improvements	64,193	64,193	(1)
	5,522,163	4,234,049
Less: Accumulated depreciation and amortization	(2,478,731)	(1,682,666)
	$3,043,432	$2,551,383

(1) Lesser of lease term or estimated useful life

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Depreciation on property and equipment for the three and nine months ended March 31, 2016 was approximately $320,000 and $796,000, respectively, and was approximately $333,000 and $535,000 for the prior year periods, respectively.

7.	Intangible Assets

The following table sets forth intangible assets as follows:

	March 31, 2016			June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years
Trademarks	$550,000	$13,110	$536,890	-	-	$-	7
Acquired technologies	1,794,000	66,937	1,727,063	-	-	-	3-5
Total	$2,344,000	$80,047	$2,263,953	$-	$-	$-

Amortization expense was approximately $80,000 for both the three and nine months ended March 31, 2016. Amortization expense for the next five fiscal years and thereafter is expected to be as follows:

June 30,
2016 (three months)	$113,500
2017	450,300
2018	450,300
2019	362,300
2020	237,300
2021	236,100
Thereafter	414,153
$2,263,953

8.	Income Taxes

The Company’s provision for income taxes consists of the following:

	For the three months ended (As Restated, See Note 2)	For the nine months ended (As Restated, See Note 2)
	March 31, 2016	March 31, 2016
Current:
Federal	$-	$-
State	7,600	(60)
Total current	7,600	(60)

Deferred
Federal	943,000	943,000
State	67,000	67,000
Total current	1,010,000	1,010,000

Income tax benefit	$1,017,600	$1,009,940

In connection with the reverse merger, AEON elected to change from a cash basis tax payer to an accrual basis tax payer. This resulted in a change of accounting methodology which resulted in a built in gain that resulted in a deferred tax liability of approximately $1,498,000 at date of acquisition. The built in gain will be recognized for tax purposes over a four year period. Additionally, AEON elected to change their tax reporting year end from a December 31 year end to a June 30 year end. This change was done to mirror AHC’s tax and reporting year.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred income taxes

The Company’s deferred tax assets and liabilities consist of the following as of March 31, 2016 (in thousands):

Deferred tax assets:

As Restated
Accounts receivable allowance	$41
Other liabilities	36
Intangible asset	356
Accrued compensation	395
Net operating loss and other carry forwards	59,959
Total gross deferred assets	60,787
Less: Valuation allowance	21,745
Total deferred tax asset	39,042
Deferred tax liabilities

Depreciation	599
Change in accounting method	649
Total deferred tax liability	1,248

Net Deferred Tax Asset	$37,794

As of March 31, 2016, the Company has net operating loss carryforwards of approximately $226,159,000. As of March 31, 2016, U.S. Federal net operating loss carryforwards comprise approximately $165,803,000, which expire between 2019 and 2036, and state net operating loss carryforwards are approximately $60,365,000 which expire between 2016 and 2035.

The gross deferred tax asset for these net operating losses is approximately $59,959,000 with recorded valuation allowances of approximately $21,745,000. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company believes that it is more likely than not that it will generate sufficient taxable income to utilize part of its deferred tax asset and has therefore recorded a partial valuation allowance.

9.	Notes Payable

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

The Company has a promissory note in the aggregate principal amount of $320,000 to an accredited investor in a private transaction. The note is due and payable on April 15, 2016 and interest shall accrue on the note at the rate of 10.0% per annum. The note is secured by a first priority lien on certain of our assets, as described in a security agreement entered into between the Company and the purchaser. Subject to certain exceptions, the note contains customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default. The note is convertible into shares of common stock of the Company at an initial conversion price of $4.86 per share. Based on the conversion price, the principal amount of the note will be convertible into up to 65,844 shares of common stock. The conversion price is only subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. On September 1, 2016, the Company entered into an amendment agreement which extended the maturity date to December 1, 2016. In consideration for such agreement, the Company agreed that the note would be further modified so that it would be convertible into shares of common stock of the Company at a conversion price of $3.00 per share, which was equal to the most recent consolidated closing bid price of the Company’s common stock immediately prior to the execution of the amendment agreement. Based on the conversion price, the principal amount of the note will be convertible into up to 106,667 shares of common stock. The holder shall not have the right to convert the note to the extent that such conversion would result in the holder being the beneficial owner in excess of 4.99% of the Company’s common stock. The other terms and conditions of the note were not amended.

Unsecured

The Company has a note/exchange agreement with Lazarus Investment Partners, LLLP the beneficial owner of approximately 15.0% of the Company’s common stock in the aggregate principal amount of $532,811. The note bears interest at 20% per annum, payable in arrears, and is due upon the earlier of (i) December 17, 2016, or (ii) within 5 days of the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. The note is neither secured by any of the Company’s assets nor convertible into equity securities of the Company. The note contains certain events of default that are customary for similar transactions.

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

12.	Equity

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

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Common Stock

As discussed in Note 1 and 4 the AEON Acquisition on January 27, 2016 has been accounted for as a reverse merger under US GAAP. As such, AEON is considered the acquiring entity for accounting purposes; and therefore, legacy AEON’s historical results of operations replaced legacy AHC’s historical results of operations for all periods prior to the reverse merger. Additionally, the legacy AEON equity accounts at March 31, 2016 were retroactively restated to reflect the number of shares received in the business combination as defined by Note 3.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	(As Restated, See Note 2)		(As Restated, See Note 2)
	2016	2015	2016	2015
Net (loss) income	$(2,739,173)	$1,690,871	$6,338,972	$7,137,922
Preferred stock dividends	67,082	-	67,082	-
(Loss) income available to common shareholders	(2,806,255)	1,690,871	6,271,890	7,137,922
Weighted average shares used in the computation of basic earnings per share	4,327,990	958,030	2,064,951	958,030
(Loss)earnings per share - basic	$(0.65)	$1.76	$3.04	$7.45

Dilutive
(Loss) income available to common shareholders	$(2,806,255)	$1,690,871	$6,271,890	$7,137,922
Less increase in fair value of warrants, net of income tax	-	-	205,360	-
Interest on convertible debt, net of income tax	-	-	19,982	-
Preferred stock dividends	-	-	67,082	-
(Loss) income applicable to common shareholders plus assumed conversions	$(2,806,255)	$1,690,871	$6,564,314	$7,137,922
Shares used in the computation of basic earnings per share	4,327,990	958,030	2,064,951	958,030
Dilutive effect of options and warrants convertible debt and convertible preferred	-	-	630,039	-
Shares used in the computation of diluted earnings per share	4,327,990	958,030	2,694,990	958,030

(Loss)earnings per share - diluted	$(0.65)	$1.76	$2.44	$7.45

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Common Stock Warrants

A schedule of common stock warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, July 1, 2015	-	-	-	-
Warrants assumed in reverse merger	4,313,180	$5.24	-	-
Issued	-	-	-	-
Expired	-	-	-	-
Outstanding March 31, 2016	4,313,180	$5.24	4.81	$4,905,352
Exercisable, March 31, 2016	3,496,507	$5.93	4.17	$3,855,019

13.	Share-Based Compensation

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

15.	Other Expense, net

Other expense consists of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Charitable contributions – Related Party – Note 16	$-	$-	$-	$(1,015,750)
Interest income	-	-	-	2,615
Interest expense	(93,734)	(4,654)	(93,734)	(10,716)
Loss on equity method investment	-	-	-	(71,955)
Gain on sale of equipment	-	-	-	52,381
Write-off of notes receivable	-	-	-	(92,000)
Change in fair value of warrant liability	(340,000)	-	(340,000)	-
Other income (expense)	(25,710)	-	(16,618)	18
Total other expense, net	$(459,444)	$(4,654)	$(450,352)	$(1,135,407)

16.	Commitments and Contingencies

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

17.	Related Party Transactions

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

Selected financial information related to the Company’s segments is presented below (in thousands):

	Three Months Ended
	March 31, 2016 (As Restated, See Note 2)			March 31, 2015
	Laboratory testing services	Web-based software	Total	Laboratory testing services	Web-based software	Total
Total assets	$7,935	$44,532	$52,467	$5,399	$-	$5,399
Net revenue	$5,244	$259	$5,503	$4,802	$-	$4,802
Cost of revenues	2,133	134	2,267	1,112	-	1,112
Other operating expenses	3,488	610	4,098	1,655	-	1,655
Depreciation and amortization	304	96	400	333	-	333
Other expenses	-	(459)	(459)	(5)	-	(5)
Income tax (benefit) expense	1,506	(488)	1,018	6	-	6
Net income (loss)	$(2,187)	$(552)	$(2,739)	$1,691	$-	$1,691

	Nine Months Ended
	March 31, 2016 (As Restated See Note 2)			March 31, 2015
	Laboratory Testing services	Web-based software	Total	Laboratory testing services	Web-based software	Total
Total assets	$7,935	$44,532	$52,467	$5,399	$-	$5,399
Net revenue	$27,842	$259	$28,101	$17,826	$-	$17,826
Cost of revenues	5,199	134	5,333	3,356	-	3,356
Other operating expenses	13,483	610	14,093	5,644	-	5,644
Depreciation and amortization	780	96	876	535	-	535
Other expenses (income)	9	(459)	(450)	(1,135)	-	(1,135)
Income tax (benefit) expense	1,498	(488)	1,010	18	-	18
Net income (loss)	$6,891	$(552)	$6,339	$7,138	$-	$7,138

19.	Subsequent Events

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Certain statements in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include:

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

Restatement Relating to Quarter Ended March 31, 2016

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported condensed consolidated financial statements for the three and nine months ended March 31, 2016. For additional information and a detailed discussion of the restatement, see Note 2, “Restatement Relating to Quarter Ended March 31, 2016” to the Notes to our condensed consolidated financial statements included in this Form 10-Q/A under the caption Item 1, “Condensed Consolidated Financial Statements (Unaudited).”

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

Long-lived assets held and used by the Company are reviewed for impairment, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment” , whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. At March 31, 2016 and June 30, 2015, the Company did not record any impairment charges.

Income taxes .. The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Prior to the reverse merger, AEON elected to be taxed as an S Corporation for federal and certain state income tax purposes. Under this election substantially all of the profits, losses, credits and deductions of the Company are passed through to the individual shareholders. Therefore prior to the reverse merger no provision or liability for income taxes has been included in these consolidated financial statements except for state and localities where the S Corporation status has not been recognized. The provision for income taxes consisting of current franchise and excise taxes for state and localities prior to the merger were $6,000 and $17,600 for the three and nine months ended March 31, 2015.

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

Results of Operations

Three and nine months ended March 31, 2016 compared to three and nine months ended March 31, 2015

Revenues were $5,503,000 for the three months ended March 31, 2016 compared to $4,802,000 for the three-month period ended March 31, 2015. Revenue growth in this period was driven by the expansion in the size to the physician network and increases in the scope of toxicology testing off set by the $2,113,000 reduction, which is the reason for restatement.

Revenues for the nine month period ended March 31, 2016 were $28,101,000 compared to $17,827,000 for the nine month period ended March 31, 2015. Increases in revenue for the nine month period ended March 31, 2016 as compared to the prior period are a result of growth in testing volume, the size of the testing health network and increased network penetration, offset by reductions in reimbursement rates and more stringent payment guidelines.

Cost of revenues for the three-month period ended March 31, 2016 increased to $2,267,000 compared to $1,112,000 for the three-month period ended March 31, 2015. Gross margins for the three-month period ended March 31, 2016 were 58.8% as compared to gross margins of 76.8% for the three-month period ended March 31, 2015. The compression in margins was as a result of reduction in reimbursement rates. Average Medicare and commercial reimbursement rates were reduced during this period. Many commercial payor rates are tied to Medicare reimbursement rates.

Cost of revenue for the nine months ended March 31, 2016 were $5,333,000 compared to cost of revenue for the nine month period ended March 31, 2015 of $3,356,000. Gross margins for the nine-month period ended March 31, 2016 were 81.0%, essentially flat as compared to gross margins of 81.2% for the nine month period ended March 31, 2015.

Selling general and administrative (SG&A) expenses were $4,018,000 (73.0 % of revenue) for the three months ended March 31, 2016 compared to $1,655,000 (34.5% of revenue) for the three month period ended March 31, 2015 and $12,594,000 (44.8% of revenue) for the nine month period ended March 31, 2016 and $5,644,000 (31.7% of revenue) for the nine month period ended March 31, 2015. Increases in personnel and marketing costs caused SG&A to increase with each successive period.

Depreciation and amortization expense was $400,000 for the three month period ended March 31, 2016 compared to $333,000 for the three month period ended March 31, 2015 and $876,000for the nine month period ended March 31, 2016 compared to $535,000 for the nine month period ended March 31, 2015.

Other expense was $459,000 for the three months ended March 31, 2016 and $5,000 for the three months ended March 31, 2015. The change in other expense for the three month period ended March 31, 2016 was caused by a $340,000 increase in the fair value of warrant liabilities. For the nine month period ended March 31, 2016, other expense was $450,000 for the nine-month period ended March 31, 2016 and $1,135,000 for the nine-month period ended March 31, 2015. The decrease in other expense for the nine month period ended March 31, 2016 was caused by a reduction in charitable contributions of $1,016,000.

As a result of the merger, there was a provision for income tax for the three and nine months ended March 31, 2016 of $1,018,000 and $1,010,000, respectively as compared to an expense of $6,000 and $18,000 for the prior periods, respectively.

Net loss for the three months ended March 31, 2016 was $2,739,000 or ($.65) per share on a fully diluted basis compared to net income of $1,691,000 or $1.76 per share for the three months ended March 31, 2015.

Net income for the nine months ended March 31, 2016 was $6,339,000 or $2.44 per share on a fully diluted basis compared to net income of $7,138,000 or $7.45 share for the nine months ended March 31, 2015.

Liquidity and Capital Resources

Cash Flows

At March 31, 2016 cash and cash equivalents amounted to approximately $2,883,000 (of which $120,000 was restricted) and total assets were approximately $53,617,000 compared to cash and cash equivalents of approximately $5,191,000 and total assets of $7,829,000 at June 30, 2015. Our current estimated monthly operational requirements are approximately $2,200,000.

For the nine months ended March 31, 2016, net cash provided by operating activities was approximately $7,806,000, net cash used by investing activities was $1,086,000, and net cash used by financing activities totaled $9,147,000. During the nine months ended March 31, 2016, there was a net decrease in cash of approximately $2,427,000.

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

Commitments

AEON’s leases its facilities under a lease agreement dated March 1, 2014, as amended January 20, 2016. The lease, as amended, provided for a term of 12 years expiring March 2026. The lease payments are as follows:

•	the monthly rent of $23,750 from March 1, 2014 through March 31, 2015; and

•	the monthly rent of $24,250 from April 1, 2015 through January 31, 2016;

The lease, as amended, provides for a term of 12 years expiring March 2026. The lease payments are as follows:

Monthly
Rent	Start	End
($)
46,500	2/1/2016	3/31/2017
48,000	2/1/2017	3/31/2018
49,500	2/1/2018	3/31/2019
51,000	2/1/2019	3/31/2020
52,500	2/1/2020	3/31/2021
54,000	2/1/2021	3/31/2022
55,500	2/1/2022	3/31/2023
57,000	2/1/2023	3/31/2024
58,500	2/1/2024	3/31/2025
60,000	2/1/2025	3/31/2026

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

At March 31, 2016, our unrestricted cash totaled approximately $2,763,000 and was in non-interest bearing checking accounts used to pay operating expenses.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Our management identified material weaknesses in the control environment described below, and as a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2016 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Our management identified the following material weaknesses:

•	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non-financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

In addition to the foregoing, however, as described in Note 2 to the Condensed Consolidated Interim Financial Statements included in this Amended Form 10-Q/A, the Company has recently determined that the delays in identifying reduced revenue collections due to modification of payor claims adjudication processes and lack of communication between financial personnel and non-financial personnel, as referenced above, represent a material weakness in our disclosure controls and procedures and our internal control over financial reporting resulting in the conclusion by management and the Audit Committee that our Condensed Consolidated Interim Financial Statements for the three and nine-month periods ended March 31, 2016 should no longer be relied upon and required restatement. The restated Condensed Consolidated Interim Financial Statements for the three and nine-month periods ended March 31, 2016 are included in this Amended From 10-Q.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Management is committed to the planning and implementation of remediation efforts to address the material weaknesses as well as other identified areas of risk. These remediation efforts, summarized below, which are either implemented or in process, are intended to both address the identified material weaknesses and to enhance our overall financial control environment. In this regard, our initiatives include:

•	Control Environment - to remediate the control environment deficiencies AEON’s leadership team, including the Chief Executive Officer and Principal Accounting Officer for the merged company, has embarked on an initiative to reaffirm and reemphasize the importance of internal controls, including tone at the top and the control environment. In addition, we specifically:

o	will appoint a new Chief Financial Officer to replace the previous CFO whose employment terminated in January 2017; and

o	have initiated a thorough review of the design of the procedures for the preparation of financial statements with emphasis on compliance with GAAP.

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

In addition to the above actions, we intend to take the following additional steps to address the material weaknesses described above:

•	Hire additional personnel in our accounting department with sufficient U.S. GAAP and financial reporting experience.

•	Establish formal policies and procedures in internal accounting and audit function.

•	Implement an ongoing initiative and training in the Company to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and plan to provide continuous U.S. GAAP knowledge training to relevant employees involved to ensure the performance of and compliance with those procedures and policies.

•	Initiate a thorough review of the design of the procedures for the preparation of financial statements with an emphasis on compliance with GAAP.

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

AUTHENTIDATE HOLDING CORP.

Dated: April 5, 2017	By:	/s/ Hanif A. Roshan
Hanif A. Roshan
Chief Executive Officer and interim Principal Accounting Officer

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Principal Executive Officer and Principal Financial OfficerPursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

