Form 10-K
period 2016-06-30
AUTHENTIDATE HOLDING CORP
filed 2017-04-05
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________________

Commission File No: 000-20190

AUTHENTIDATE HOLDING CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware		14-1673067
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

2225 Centennial Drive Gainesville, GA 30504 (Address of Principal Executive Offices)

1-888-661-0225 Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act: None

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

(Check One): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated ☐Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: (December 31, 2015) $35,900,000 for Authentidate Holding Corp.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 7,168,159 as of March 6, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

None.

ii

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report, words such as “may,” “should,” “seek,” “believe,” “expect,” anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include:

•	changes in U.S., state, local and third party payor regulations or policies or other future reforms in the healthcare system (or in the interpretation of current regulations), new insurance or payment systems, including state, regional or private insurance cooperatives (e.g., Health Insurance Exchanges), affecting governmental and third-party coverage or reimbursement for clinical laboratory testing;

•	significant monetary damages, fines, penalties, assessments, refunds, repayments, and/or exclusion from the Medicare and Medicaid programs, among other adverse consequences, resulting from interpretations of, or future changes in, laws and regulations, including laws and regulations of Medicare, Medicaid, the U.S. False Claims Act, interpretations of such laws and regulations by U.S. or state government agencies or investigations, audits, regulatory examinations, information requests and other inquiries by state or U.S. government agencies;

•	significant fines, penalties, costs and/or damage to the Company’s reputation arising from the failure to comply with U.S. and international privacy and security laws and regulations, including the Health Insurance Portability and Accountability Act of 1996, Health Information Technology for Economic and Clinical Health Act, U.S. state laws and regulations, and laws and regulations of the European Union and other countries;

•	loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988;

•	penalties or loss of license arising from the failure to comply with the U.S. Occupational Safety and Health Administration requirements and the U.S. Needlestick Safety and Prevention Act, or similar laws and regulations of U.S., state, local or international agencies;

•	fines, unanticipated compliance expenditures, suspension of manufacturing, enforcement actions, injunctions, or criminal prosecution arising from failure to maintain compliance with current good manufacturing practice (cGMP) regulations and other applicable requirements of various regulatory agencies;

•	changes in testing guidelines or recommendations by government agencies, medical specialty societies and other authoritative bodies affecting the utilization of laboratory tests;

•	increased competition, including price competition, competitive bidding and/or changes or reductions to fee schedules and competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry;

•	failure to obtain and retain new customers or a reduction in tests ordered, specimens submitted or services requested by existing customers;

•	customers choosing to insource services that are or could be purchased from the Company;

•	damage or disruption to the Company’s facilities;

•	failure to identify, successfully close and effectively integrate and/or manage newly acquired businesses; and

•	adverse results in litigation matters.

These and certain other factors are discussed in this Annual Report and from time to time in other Company reports filed with the Securities and Exchange Commission (the “SEC”). The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.	Business.

In this Annual Report on Form 10-K, and unless the context otherwise requires, references to (1) “AEON” refers to Peachstate Health Management LLC, d/b/a AEON Clinical Laboratories prior to the AEON Acquisition (as defined below); (2) the “Company,” “we,” “us” and “our” refers to Authentidate Holding Corp. and its wholly-owned subsidiaries, including AEON, after the AEON Acquisition; (3) “Authentidate” or “AHC” refers to Authentidate Holding Corp. prior to the AEON Acquisition.

AEON’s four primary testing services include:

•	Medical Toxicology;
•	DNA Pharmacogenomics;
•	Cancer Genetic Testing; and
•	Molecular Biology.

Recent Developments

AEON Acquisition

Authentidate was organized in August 1985 as Bitwise Designs, Inc. and reincorporated under the laws of the state of Delaware in May 1992. On January 27, 2016, AEON merged (the “AEON Acquisition”) into a newly formed acquisition subsidiary of AHC pursuant to a definitive Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 and December 15, 2016 (collectively the “Merger Agreement”). The merger certificate was filed with the Secretary of State of Georgia on January 27, 2016. AEON survived the merger as a wholly-owned subsidiary of AHC. Following the completion of the AEON Acquisition, the business conducted by AEON became primarily the business conducted by the Company. The AEON Acquisition requires certain Earn-out Payments (as defined and described below) to be paid to the former members of AEON upon achievement of certain financial milestones. The Earn-out Payments must be paid in shares of our common stock.

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

Pursuant to the terms of the Merger Agreement, among other things:

•	Following the AEON Acquisition, AEON is operated as a separate entity.

•	The former members of AEON prior to the effective time of the AEON Acquisition became holders of shares of our common stock issuable in tranches as follows (the payments referred to in (b), (c), (d) and (e) below are hereinafter be referred to as the “Earn-out Payments”):

(a)	At the closing of the AEON Acquisition, the membership interests of AEON were converted into the right to receive such number of validly issued, fully paid and non-assessable shares of our common stock as is equal to 19.9% of the issued and outstanding shares of our common stock (rounded to the nearest whole share) as of the close of business on the business day immediately prior to the closing date of the AEON Acquisition (958,030 total shares of our common stock).

(b)	Within three days of July 11, 2016, the date that the stockholders approve of the Earn-out Payment, we issued to the former AEON members such number of additional shares of our common stock as equal to 5.0% of the issued and outstanding shares of our common stock (rounded to the nearest whole share) as of the close of business on the business day immediately prior to the closing date of the AEON Acquisition (240,711 shares of our common stock). These shares were issued on December 16, 2016.

(c)	In the event AEON achieves at least $16,000,000 in EBITDA for the calendar year ending December 31, 2015, then on or after September 1, 2016, we will issue to the former AEON members such number of shares of our common stock as is equal to 24% of the issued and outstanding shares of our common stock (rounded to the nearest whole share) as of close of business on the business day immediately prior to the closing date of the AEON Acquisition (1,155,415 shares of our common stock). The parties have determined that AEON has satisfied the EBITDA threshold for December 31, 2015 and the shares were issued on December 16, 2016.

(d)	In the event AEON achieves at least $65,900,000 in EBITDA, in the aggregate, for the three calendar years ending December 31, 2016, 2017 and 2018, then, on October 1, 2019, subject to the completion of the audited financial statements of AEON for the calendar year ending December 31, 2018, we will issue to the former AEON members such number of additional shares of our common stock as is equal to 36.1% of the issued and outstanding shares of our common stock (rounded to the nearest whole share) as of the close of business on the business day immediately prior to the closing date of the AEON Acquisition; provided, however, we will issue to the former AEON members such number of additional shares of our common stock so that the total number of shares of our common stock issuable to the former AEON members shall equal 85% of the issued and outstanding our common stock on a post-issuance basis (rounded to the nearest whole share) on a Fully Diluted Basis (as defined below).

(e)	In the event AEON achieves at least $100,000,000 in EBITDA, in the aggregate, for the four calendar years ending December 31, 2019, we will issue to the former AEON members such number of shares of our common stock which equals an additional 5% of the issued and outstanding shares of our common stock on a post-issuance basis (rounded to the nearest whole share), on a Fully Diluted Basis, in addition to our common stock issued to the former AEON members under (b), (c) and (d) above (resulting in the AEON members potentially owning 90% of the issued and outstanding shares of our common stock on a post issuance basis and Fully Diluted Basis if all the additional tranches are earned).

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

Change in Fiscal Year

On January 27, 2016, AEON completed the transactions contemplated by the Merger Agreement with AHC under which AEON merged with a wholly-owned subsidiary of AHC and will be operated as a separate entity. The merger was accounted for as a reverse acquisition with AEON treated for accounting purposes as the acquirer. As such, the financial statements of AEON are treated as the historical financial statements of the Company. For the periods prior to the closing of the reverse acquisition the disclosure below relates to the historical business and operations of AEON. Effective as of the closing of the AEON Acquisition, AEON changed its fiscal year end from December 31 to June 30 in order to conform to Authentidate’s fiscal year.

Change in Corporate Name

On June 11, 2016, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation, as amended, to change its name to “Aeon Global Health Corp.” The Company intends to effectuate this name change shortly after the filing of this Annual Report.

Exchange of Notes and Series B Preferred Stock

On March 20, 2017, the Company entered into a note exchange agreement with the holders of an aggregate principal amount of $2,170,000 of outstanding promissory notes (the “Original Notes”) which were due and payable, pursuant to which the Company agreed to issue the holders of such notes, in consideration of the cancellation of the Original Notes, new promissory notes in the aggregate principal amount of $2,545,199, which is equal to the sum of the aggregate principal amount of the original notes plus the accrued but unpaid interest on the Original Notes (the “New Notes”). The New Notes are convertible into shares of the Company’s Common Stock at an initial conversion price of $2.03 per share. Based on the initial conversion prices, the New Notes will be convertible into up to 1,253,792 shares of common stock. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price will be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the conversion price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. All of the New Notes have a maturity date of one year from the closing date. The New Notes are being issued in consideration of the exchange of (i) and aggregate principal amount of $950,000 of Original Notes currently convertible at a price of $2.25 per share, (ii) an aggregate principal amount of $520,000 of Original Notes which are currently convertible at a price of $3.00 per share, and (iii) an aggregate principal amount of $700,000 of unconvertible Original Notes.

The New Notes bear interest at the rate of 5% per annum with interest payable upon maturity, the conversion of the New Notes or on any earlier redemption date. Commencing one month after the Company’s common stock is listed for trading on a national securities exchange the Company will have the right to redeem all or any portion of the outstanding principal balance of the New Notes, plus all accrued but unpaid interest at a price equal to 110% of such amount. The holders of the New Notes shall have the right to convert any or the entire amount to be redeemed into common stock prior to redemption. Subject to certain exceptions, the New Notes are senior to existing and future indebtedness of the Company and will be secured by a first priority lien on all of the Company’s assets to the extent and as provided in a Security Agreement entered into between the Company and the holders subject to certain exceptions, the New Notes contain customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default. Upon the occurrence of an event of default under the New Notes, the holders may require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal, plus accrued and unpaid interest.

In connection with the exchange of the Original Notes for the New Notes, the parties agreed that the holder of all of our outstanding shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) would exchange all of its outstanding shares of Series B Preferred Stock for shares of a new series of convertible preferred stock to be designated as Series E Convertible Preferred Stock (the “Series E Preferred Stock”). Accordingly, on March 20, 2017, the Company also entered into a separate exchange agreement with the holder of the shares of Series B Preferred Stock, to exchange such shares for a total of 25,000 shares of Series E Preferred Stock. The shares of Series E Preferred Stock will be initially convertible by the holder into an aggregate of 187,500 shares of Common Stock at the initial conversion rate of $4.00 per share. The conversion price of the new preferred stock will be subject to adjustment solely in the event of stock dividends, combinations, splits, recapitalizations, and similar corporate events and does not provide for general price-based anti-dilution adjustments. Each share of Series E Preferred Stock will have a stated value of $30.00 per share. On March 20, 2017, we filed with the State of Delaware a Certificate of Designations, Rights and Preferences and Number of Shares of Series E Convertible Preferred Stock, referred to as the Series E Designation. The Series E Designation defines the rights and preferences of the Series E Preferred Stock and provides that each share of Series E Preferred Stock will have the following rights and preferences: (i) each holder of the Series E Preferred Stock will have the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock; (ii) the Series E Preferred Stock will be redeemable at our option commencing one year after the closing date, provided that the Company’s common stock is listed on a national securities exchange at such time; and (iii) the Series E Preferred Stock will pay dividends at the rate of 5% per annum in cash.

Business Segments

The Company reports its business in two segments, the AEON business and the AHC business. For further financial information about these segments, including information for each of the last two fiscal years regarding revenue, operating income and other important information, see Note 17 to the Consolidated Financial Statements. In the fiscal year ended June 30, 2016, AEON and AHC contributed 98% and 2% respectively, of net revenues to the Company. Our AEON segment generates revenue from the provision of laboratory testing services to its customers. The legacy AHC segment generates revenue from transaction fees for web-based hosted software services and revenues from hardware sales, monthly monitoring services and maintenance fees from our telehealth business.

The AEON Business

AEON was founded in June, 2010 by Hanif (“Sonny”) Roshan, our Chairman and Chief Executive Officer. AEON is based in a 28,000 square foot campus in Gainesville, Georgia. Going forward, AEON’s laboratory testing business will constitute the majority of the combined Company’s business.

AEON’s primary business focus is on the “Personalized Medicine” approach to laboratory testing. This includes the testing of an individual’s urine or saliva for the presence of drugs or chemicals and the patient’s DNA profile.

AEON is an innovator in the genomic testing area with two established genetic tests today (pharmacogenomics and cancer genetic testing) and a pipeline of additional genetic tests in development which it plans to bring to market over the coming eighteen months. AEON is investing to expand its genetic testing capabilities to address the rapidly increasing demand for personalized medical analysis that involves using an individual’s genetic profile to guide decisions regarding the prevention, diagnosis, and treatment of disease. AEON strives to offer unique testing specifically designed for its increased focus on personalized medicine, with superior service levels. In this effort, AEON provides advanced testing in DNA pharmacogenomics, cancer genetics and molecular microbiology. Genomic testing is more complex than conventional toxicology testing, requires unique knowledge and significantly more sophisticated equipment. As a result, genomic testing commands higher pricing while enjoying significantly less competition.

Toxicology is also a major component of AEON’s product mix and will continue to be an important element of AEON’s business strategy. AEON’s toxicology testing provides information about the medication and other substances in the patient’s system from either urine or oral fluid samples. This information helps guide a clinician’s treatment of a patient. In addition, this testing ensures the safe use of medical prescriptions and is designed to help doctors provide the highest level of care. AEON offers a comprehensive set of toxicology tests and conducts more than 13,000 tests per month.

AEON supports its national client base from its Gainesville, Georgia headquarters. AEON is focused on technology innovation and efficiency, utilizing state of the art testing equipment and its proprietary methodologies to provide some of the fastest and most reliable test results in the nation. AEON focuses on a service model that emphasizes the importance of the test result for both the client and the patient. By focusing on fast, accurate turnaround of test results and the ability to integrate directly with the electronic medical records of clients, AEON believes it is able to provide clients a unique service that larger clinical laboratories cannot match. Because of the emphasis on its service model AEON believes it is ideally positioned to be a preferred lab provider for personalized medicine. Currently the majority of AEON’s testing volume is in toxicology; however AEON has recently placed particular focus and emphasis on growing its DNA pharmacogenomics and cancer genetic testing in response to rapidly growing market demand for personalized medical testing.

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

Abuse of prescription and illegal drugs has increased significantly over the last decade. AEON uses the latest in mass spectrometry technology to identify individual drugs in patient specimens. AEON provides only confirmatory testing and does not provide basic screens. Screening tests are initial, qualitative drug tests conducted to identify classes of drugs present in the urine and typically are done using immunoassay. They rely on a set threshold above which a positive result is produced and therefore do not detect lower concentrations of a drug. Confirmatory tests are used for further analysis of a sample—to confirm a positive or sometimes, negative, result and typically are done using high performance liquid chromatography (HPLC mass spectrometry). Confirmatory testing can identify a specific drug. AEON’s drug testing technology tests over 70 drugs and metabolites in urine and oral fluid samples. This information helps physicians determine whether their patients are compliant with their prescription regimens, and whether they are abusing illegal drugs.

•	DNA Pharmacogenomics. DNA pharmacogenomics seeks to apply the field of genomics to improve the efficacy and safety of therapeutics. Pharmacogenomics is genetic-based testing to determine patient therapy. Pharmacogenomics testing provides a “personalized” comprehensive report based on an individual patient’s DNA profile that indicates metabolic rates for defined medications. This information helps guide physician’s medication selections including dosages, leading to targeted and personalized therapy, enabling efficient selection of medications and therapies while reducing side effects and the use of ineffective medication regimens.

•	Cancer Genetic Testing. AEON provides testing for hereditary cancer markers, offering multiple BRCA testing options including comprehensive sequencing and deletion/duplication analyses of BRCA1 and BRCA2 and numerous multigene panels. The BRCA gene test is a cheek swab test that uses DNA analysis to identify harmful mutations in either one of these two highly penetrant genes which increase the chance for cancer of the breast, ovaries and fallopian tubes.

•	Molecular Microbiology. Molecular microbiology identifies microorganisms including viruses, bacteria and parasites through DNA or RNA detection versus traditional microbiology procedures which use culture to grow potential microorganisms. This technique is rapid and highly sensitive, eliminating the need for culturing. Results can be obtained for a variety of pathogens within hours instead of days, creating a powerful diagnostic tool for physicians. AEON’s gastrointestinal panel tests for 22 pathogens from a stool sample and its respiratory panel tests for 20 pathogens from a nasopharyngeal swab.

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

AEON believes that it is the first clinical laboratory in the Southeast United States to use an automated process, resulting in lower turnaround time and pricing. AEON’s diagnostic service provides reports on the patient’s unique genetic makeup, and their associated risks of developing certain types of common cancers, and includes significant data showing patient’s DNA profiles. AEON’s highly qualified scientists, along with certified genetic counselors are available for consultation and interpretation of AEON’s reports. These results help healthcare professionals, patients, and their families make future medical care decisions depending on the genomic mutations and associated cancers risks.

AEON’s multiple BRCA testing options including comprehensive sequencing and election/duplication analyses of BRCA1 and BRCA2 and numerous multigene panels. The BRCA gene test is a cheek swab test that uses DNA analysis to identify harmful mutations in either one of these two highly penetrant genes which increase the chance for cancer of the breast, ovaries and fallopian tubes.

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

  Scientific Capabilities

AEON believes that its success has been driven by its strong scientific team which has more than 200 years of collective experience. The more than 30 members of AEON’s scientific team are involved in the operations of its laboratory and are continually working on research and development activities to expand the scope of the tests offered. A total of eight members of AEON’S scientific team have advanced degrees including five PhDs and three Masters Degrees. All of AEON’s testing uses proprietary sample preparation methods to achieve the highest accuracy available. This methodology was developed with a team of leading scientists over several years, ensuring AEON provides the best information for patient care available.

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

AEON generated revenues of approximately $33,953,000, and $24,445,000 for the years ended June 30, 2016 and 2015, respectively.

Billing for laboratory services is a complicated process involving many payors such as managed care organizations or MCOs, Medicare, Medicaid, physicians and physician groups, hospitals, patients and employer groups, all of which have different billing requirements. In addition, billing process arrangements with third-party administrators may further complicate the billing process and tests ordered by a physician may be billed to different payors, depending on the medical benefits of a particular patient. For its billing systems, AEON is currently utilizing Telcor as its billing software.

The delivery of, and reimbursement for, healthcare continues to change, impacting all stakeholders, including the clinical laboratory business. Medicare, Medicaid and insurers have increased their efforts to control the cost, utilization and delivery of healthcare services. Measures to regulate healthcare delivery in general and clinical laboratories in particular have resulted in reduced prices, added costs and decreased utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. The Company expects that pressure to reduce government reimbursement will continue.

We monitor the aging of our accounts receivable as necessary. Bad debt expense is accrued within selling, general and administrative expenses as a percentage of sales considered necessary to maintain the allowance for doubtful accounts at an appropriate level, based on the Company’s experience with its accounts receivable. The Company writes off accounts against the allowance for doubtful accounts when accounts receivable are deemed to be uncollectible.

AEON is currently working to become an in-network provider under contract with 100% of its private health insurance payors which it believes will result in higher volumes and higher collections. AEON has a staff of seven focusing on contracting with private health insurance payors and the credentialing required being an in-network provider. AEON’s initial focus has been on the large, national payors such as under its contract with United Healthcare.

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

In conjunction with marketing to larger institutional and national accounts, AEON is also targeting to have all of its revenues under contract and in-network—targeting over 70% in 2017. The key benefits to this approach are higher test volumes and a higher percentage of collections. These benefits are expected to more than offset the generally lower negotiated in-network rates, while also providing some stability from potential future reimbursement rate reduction pressure.

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

AEON believes that the key differentiating factors giving it advantages over its competitors include:

•	Solutions - AEON provides a full suite of medical testing solutions with rapid reporting.

•	Processes - AEON complements its skilled medical and analytical staff with the use of robotic testing systems for precision and speed; each step is automated to avoid human error. This approach enables AEON to provide the fastest, most-reliable turn-around times in the industry for each professional test.

•	Reviews - AEON reviews every test result three times for complete confidence; testing outcomes are reviewed by two different professionals (degree in biology, chemistry or related sciences), then the final report undergoes a review by a senior scientist before being released. This human touch provides oversight that cannot be achieved by fully-automated reporting processes.

•	Reports - Testing reports are comprehensive and easy-to-understand; in each testing protocol the outcomes are produced in formats that a physician can quickly grasp; delivered via portal, fax or EMR.

•	Assistance - AEON provides professional assistance in the interpretation of results; trained scientists and/or genetic counselors are on-hand to help the physician understand the results and integrate them into a patient’s overall treatment plan.

•	Retention - All samples are retained for four months; unlike most other labs, all specimens are held for long period in the event that re-testing if required. This back-up helps physicians to reduce liability concerns.

•	Compliance - AEON employs full-time staff focused on compliance and regulation, is in compliance with all requirements, and all employees adhere strictly to AEON’s compliance program. Through training, education and AEON’s Medical Testing Marketing Platform (MTMP), employees are held to the highest regulatory and ethical standards while retaining a focus on customer satisfaction.

•	Training - Training is provided regularly to AEON customers; helping to integrate medical testing into the protocols of a customer’s practice and ensuring proper testing are followed at all times.

•	Collaboration - AEON employees are hands-on partners with their customers, providing proactive support, patient education and long-term integration of medical testing within the practice or clinic.

•	Partnership - AEON seeks to build a long-term working relationship, earning the customer’s business through its superior products and service.

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

Toxicology laboratories test an individual’s blood, urine or saliva for the presence of drugs or chemicals. Customers include hospitals, physicians and other health care providers, commercial clients and law enforcement who use the test results to assist in the detection of medication and other substances in the patient’s system. Healthcare provider’s use this information to guide the treatment of patients, ensure safe use of prescriptions and help doctors provide the highest level of care. Employers use the information to screen potential employees or for on-going testing for the use of illicit drugs. Typically, industry operators examine immunoassay, gas chromatography or liquid chromatography/mass spectrometry (LC/MS) to detect for broad-based drug groups, such as opiates, benzodiazepines or barbiturates.

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

The toxicology laboratories industry is highly fragmented and dominated by small toxicology laboratories that primarily cater to regional demand, such as the local law enforcement sector. However, large-scale companies have entered the market and have provided toxicology testing services to select markets (e.g. employers that have a multitude of establishments) throughout the United States. Over the past five years, market share concentration has increased as a result of stronger merger and acquisition activity. Key industry competitors include Ameritox, Aegis, Dominion, Laboratory Corporation of America and Quest Diagnostics. AEON believes that ongoing consolidation in the clinical laboratory testing business will continue. In addition, AEON believes that it and the other large independent clinical laboratory testing companies will be able to increase their share of the overall clinical laboratory testing market due to a number of factors, including cost efficiencies afforded by large-scale automated testing, reimbursement reductions and managed health care entities that require cost efficient testing services and large service networks. In addition, legal restrictions on physician referrals and their ownership of laboratories, as well as increased regulation of laboratories, are expected to contribute to the continuing consolidation of the industry.

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

Due to genetic variations, many patients experience adverse drug reactions (“ADRs”) from drugs that are relatively safe for others. ADRs are a significant cause of mortality and morbidity, which contribute to increased economic cost as well as human cost. In the JAMA study, “Incidence of Adverse Drug Reactions in Hospitalized Patients, of the incidence of ADRs, the authors estimated that in 1994, 2,216,000 hospitalized patients had serious ADRs and 106,000 patients had fatal ADRs. Based on those estimates, ADRs are between the fourth and sixth most common causes of death in the United States. ADRs are estimated to result in $1.56 billion to $4.0 billion dollars in direct hospital costs each year.

The AHC Business

AHC provides secure web-based revenue cycle management applications and telehealth products and services that are designed to enable healthcare organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. AHC’s web-based services are delivered as Software as a Service (SaaS) to its customers interfacing seamlessly with billing, information and document management systems. These solutions incorporate multiple features and security technologies such as business-rules based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient management capabilities. Both web and fax-based communications are integrated into automated, secure and trusted workflow solutions.

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

AHC operates its business in the United States with technology and service offerings that address emerging growth opportunities based on the regulatory and legal requirements specific to each market. AHC is engaged in the development and sale of web-based services largely based on its Inscrybe® platform and related capabilities and its telehealth products and services. In recent years AHC has focused its efforts on developing and introducing solutions for use in the healthcare information technology industry. Inscrybe® Healthcare is a secure web-based revenue cycle management workflow automation solution that enables healthcare industry participants to securely exchange and track a variety of documents, certificates, authorizations, and other information over different modes of communication, including electronic and fax delivery. Inscrybe Healthcare incorporates electronic signatures; business-rules based electronic forms, content authentication using AuthentiProof, workflow intelligence for routing and transaction management, and identity credentialing and verification. Inscrybe Healthcare allows users to simplify complex clinical and administrative processes required for patient care, and facilitates order processing, online review and electronic signature of healthcare documentation, while validating the identity of the parties involved. Further, it is designed to comply with Health Insurance Portability and Accountability Act (HIPAA) guidelines. AHC designed the system in a modular fashion so it is easily configurable to meet customer needs and allows for the migration from current paper-based processes to an efficient paperless automated work environment. It is used to track and manage all kinds of structured and unstructured data and can be interfaced with existing in-house and external systems, including Health Information Exchange infrastructures. Inscrybe Healthcare includes the following workflow automation solutions:

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

Sales and Marketing

The Company sells its web-based services and telehealth products and services through a direct sales effort, reseller arrangements and group purchasing organizations (GPOs). Resellers and GPOs typically receive a commission based on a percentage of the value of customer agreements we enter into due to their efforts. In cases where our contracts have a term exceeding one year, we generally defer service revenue derived from these contracts and recognize it over the life of the contract. The Company has also retained professional consultants to support its marketing and sales efforts by providing it with expertise in specific markets. Consultants may receive fixed fees, commissions or equity-based compensation. The markets for healthcare devices and solutions include integrated delivery networks, physician groups and networks, managed and accountable care organizations, hospitals, medical centers, home health agencies, pharmacies, governments and public health organizations.

Supply Relationships

The Company has historically contracted with third parties for the provision of hosting services to support its web-based services. The Company believes that there are sufficient alternative suppliers of these services. The Company augments its own staff from time-to-time by using third party consultants and its software and services incorporate products and services which it licenses from unaffiliated third parties. The Company has also utilized the services of a contract manufacturer to assemble our Electronic House Call telehealth devices and several suppliers for its tablets, peripherals and various component parts and services. The Company believes that adequate alternative suppliers of these products and services exist on commercially reasonable terms so as to mitigate any adverse impacts caused by the termination of any of its existing relationships.

Competition

The Company competes in markets for its web-based services and its telehealth products and services that are highly competitive and rapidly changing. Although the Company believes there is no single company that directly competes with all of its services and solutions, it faces intense competition from other companies with respect to its various offerings. Further, the Company is aware of efforts by other companies to develop products or services to either compete directly with its services, solutions, and products or that could be used as alternatives to its offerings. The Company believes that the principal competitive factors affecting the market for our services and solutions include features such as ease of use, quality/reliability of our offerings, scalability, features and functionality, customer service and support and price. Although the Company believes that its services, solutions and products compete favorably in respect of all these factors, there can be no assurance that we can maintain our competitive position against current or potential competitors.

Competitors to AHC offer fax products, web-based processing of medical forms, signature solutions and patient monitoring products and services that could compete with our services, solutions and products. Almost all of these competitors are substantially larger or have more experience and market share than we do in their respective markets. In addition, companies with which we do not presently directly compete may become competitors in the future through their product development in the area of secure online services and telehealth services and such companies may have greater financial, technological, and marketing resources than we do. Therefore, these competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards and customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products or services directly to customers through bundling or other means. If such competitors were to bundle competing products or services for their customers, the demand for our products and services might be substantially reduced and the ability to distribute our products successfully and the utilization of our services would be substantially diminished.

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

Research and Development

During and subsequent to fiscal 2016, AHC’s research and development activities have been significantly reduced in light of the non-renewal of its agreement with the Veterans Administration (“VA”) and the associated reduction in force we implemented to realign its operating costs.

Intellectual Property, Patents and Trademarks

AEON has registered the trademarks “AEON Global Health”, “AEON Clinical Laboratories”, “Trust....But Verify”, and “Prescribe with Confidence” in the United States in connection with its laboratory testing business.

In connection with the web-based services and telehealth business, AHC has one issued U.S. patent and one pending patent application. AHC has registered the trademarks “Authentidate”, “Inscrybe”, “InscrybeMD”, “AuthentiProof” and “Inscrybe Office” in the U.S., the trademark “Authentidate” in the European Community and Canada, “AuthentiProof” in Canada, Mexico and the European Community, “Inscrybe” in the European Community and Canada “Inscrybe Office,” and a number of other trademarks as Madrid Protocol international registrations.

The Company has also been granted a license to one issued U.S. patent by Authentidate International AG, two issued U.S. patents by its former joint venture partner and its affiliate and one issued U.S. patent by a third party. AHC also entered into a license and settlement agreement with Robert Bosch Healthcare Systems, Inc. providing for the resolution and dismissal, with prejudice, of the purported patent infringement lawsuit filed by Bosch against Express MD in January 2012 and a license to the various asserted patents. Some of the technology embodied in its telehealth products cannot be patented. Patents licensed to AHC by its former joint venture partner and an affiliate were to provide AHC with rights to enable it to continue to commercialize and develop the Electronic House Call™ remote patient monitoring products and services. AHC’s right to utilize any such intellectual property is subject to the terms of this agreement. There can be no assurance that the intellectual property licensed to AHC will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

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

Other companies operating in our market may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how. In addition, there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce or defend our rights under any patent. Although we believe that the products or services we offer do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. In the event that the any of the services or products we offer is deemed to infringe upon the patents or proprietary rights of others, the Company could be required to modify our offerings or obtain a license for the use and/or sale of such products and services. There can be no assurance that, in such an event, we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. In addition, if our current or proposed offerings are deemed to infringe upon the patents or proprietary rights of others, we could, under certain circumstances, become liable for damages or subject to an injunction, which could also have a material adverse effect on our business. It is our policy to investigate allegations of third party intellectual property rights to the extent that they are brought to our attention or to the extent that we become independently aware of such third party intellectual property rights to ensure that our current and proposed products and services do not infringe on any such rights. We cannot provide any assurances that our products or services do not infringe upon any other patents, including the patents that we have investigated.

Quality Assurance

AEON must maintain a well-structured and vigorous quality assurance program in order to provide accurate and precise clinical information to physicians. AEON holds the required Federal and state licenses necessary for the operation of a clinical laboratory at our facilities and must submit to vigorous proficiency tests (or surveys) for all tests that we perform. AEON is also subject to unannounced inspections from the various state and federal licensing agencies.

We have a Quality Assurance Committee, headed by a Quality Assurance Coordinator and composed of supervisors from all of our departments.  The Committee meets monthly to assess and evaluate our laboratory quality.  Based on the information received from the Committee, recommendations are made to correct conditions that have led to errors.  Management, department supervisors and members of the Committee continually monitor laboratory quality.  Depending on the test, two or three levels of quality control materials are run in each analytical assay to enhance precision and accuracy.  Patient population statistics are evaluated each day. Testing of highly abnormal samples is repeated to maximize accuracy. The Company participates in numerous externally-administered quality surveillance programs, including the College of American Pathology (CAP) program

We believe that all of these procedures are necessary, not only in maintaining Federal and state licensing, but also in assuring a quality product.  We believe that our high standards of quality are an important factor in client retention.

Regulation; Medicare and Private Reimbursement Policies

 The Company’s business is impacted by extensive and frequently changing laws and regulations in the United States (at both, the federal and state levels), and the other jurisdictions in which it conducts business. These laws and regulations include regulations particular to both segments of the Company’s business, and laws and regulations relating to conducting business. The Company is also subject to inspections and audits by governmental agencies.

Privacy and Security Regulations

The Company is required to comply with laws and regulations in the United States (at the federal and state levels), and jurisdictions outside the United States in which it conducts business, including the European Union, regarding protecting the security and privacy of certain healthcare and personal information. These privacy and security laws include the federal Health Insurance Portability and Accountability Act, as amended, and the regulations thereunder (collectively, “HIPAA”). The HIPAA security regulations establish requirements for safeguarding protected health information. The HIPAA privacy regulations establish comprehensive federal standards regarding the uses and disclosures of protected health information. It also sets forth certain rights that an individual has with respect to his or her protected health information (“PHI”) maintained by a covered entity, such as the right to access or amend certain records or to request restrictions on the use or disclosure of PHI. The privacy regulations require covered entities to contractually bind third parties, known as business associates, in the event that they perform an activity or service for or on behalf of the covered entity that involves access to PHI. In addition, HIPAA regulations encompass the manner in which certain healthcare information, including claims and remittance advice, is transmitted through the Transactions and Code Sets Rule. The Company believes that it is in compliance in all material respects with the current Transactions and Code Sets Rule. However, the failure of the Company, third party payors or physicians to apply the new code set could have had an adverse impact on reimbursement, days sales outstanding and cash collections. Further, the U.S. Health Information Technology for Economic and Clinical Health Act (HITECH), which was enacted in February 2009, strengthens and expands the HIPAA privacy and security rules and their restrictions on use and disclosure of PHI. HITECH includes, but is not limited to, prohibitions on exchanging PHI for remuneration and additional restrictions on the use of PHI for marketing. HITECH also changed a business associate’s obligations by imposing a number of privacy and security requirements directly on business associates that were previously only directly applicable to covered entities. Moreover, HITECH requires covered entities to provide notice to individuals, HHS, and, as applicable, the media when unsecured PHI is breached, as that term is defined by HITECH. Business associates are similarly required to notify covered entities of a breach.

In addition to the HIPAA regulations described above, there are a number of other national, state and foreign laws regarding the confidentiality and security of medical information, some of which apply to clinical laboratories. These laws vary widely but they most commonly regulate or restrict the collection, use and disclosure of medical and financial information and other personal information. In some cases, state laws are more restrictive and, therefore, are not preempted by HIPAA. Penalties for violation of these laws may include sanctions against a laboratory’s licensure, as well as civil and/or criminal penalties. Violations of the HIPAA provisions could result in civil and/or criminal penalties, including significant fines and up to 10 years in prison. HITECH also significantly strengthened HIPAA enforcement by increasing the civil penalty amounts that may be imposed, requiring HHS to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of the HIPAA privacy and security regulations that affect the privacy of state residents. Together, these laws and regulations establish a complex regulatory framework, and may require a healthcare provider to notify individuals or the government if the provider discovers certain breaches of personal information or protected health information. The Company maintains policies and practices in place, designed to meet all applicable requirements.

Laws Governing Laboratory Testing Businesses

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

The Center for Medicaid and Medicare Services regulate all laboratory testing performed on humans through the Clinical Laboratory Improvements Amendment of 1988 (“CLIA”). CLIA extends federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. CLIA requires that all clinical laboratories meet quality assurance, quality control, and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections.

Standards for testing under CLIA is based on the complexity of the tests performed by the laboratory, with tests classified as “high complexity,” “moderate complexity,” or “waived.” Laboratories performing high complexity testing are required to meet more stringent requirements than moderate complexity laboratories. Laboratories performing only waived tests, which are tests determined by the Food and Drug Administration to have a low potential for error and requiring little oversight, may apply for a certificate of waiver exempting them from most of the requirements of CLIA. The sanctions for failure to comply with CLIA requirements include suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business; cancellation or suspension of the laboratory’s approval to receive Medicare and/or Medicaid reimbursement, as well as significant fines and/or criminal penalties. The loss or suspension of a CLIA certification, imposition of a fine or other penalties, or future changes in the CLIA law or regulations (or interpretation of the law or regulations) could have a material adverse effect on AEON.

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

Fraud and Abuse Laws

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

The federal health care programs’ anti-kickback law (the “Anti-Kickback Law”) prohibits knowingly providing anything of value in return for, or to induce, the referral of Medicare, Medicaid or other federal health care program business. Violations can result in imprisonment, fines, penalties, and/or exclusion from participation in federal health care programs. The OIG has published “safe harbor” regulations which specify certain arrangements that are protected from prosecution under the Anti-Kickback Law if all conditions of the relevant safe harbor are met. Failure to fit within a safe harbor does not necessarily constitute a violation of the Anti-Kickback Law; rather, the arrangement would be subject to scrutiny by regulators and prosecutors and would be evaluated on a case-by-case basis. Many states have their own Medicaid anti-kickback laws and several states also have anti-kickback laws that apply to all payors (i.e., not just government health care programs).

From time-to-time, the OIG issues alerts and other guidance on certain practices in the health care industry that implicate the Anti-Kickback Law or other federal fraud and abuse laws.

Violations of other fraud and abuse laws also can result in exclusion from participation in federal health care programs, including Medicare and Medicaid. One basis for such exclusion is an individual or entity’s submission of claims to Medicare or Medicaid that are substantially in excess of that individual or entity’s usual charges for like items or services. In 2003, the OIG issued a notice of proposed rulemaking that would have defined the terms “usual charges” and “substantially in excess” in ways that might have required providers, including the Company, to either lower their charges to Medicare and Medicaid or increase charges to certain other payors to avoid the risk of exclusion. On June 18, 2007, however, the OIG withdrew the proposed rule, saying it preferred to continue evaluating billing patterns on a case-by-case basis. In its withdrawal notice, the OIG also said it “remains concerned about disparities in the amounts charged to Medicare and Medicaid when compared to private payors,” that it continues to believe its exclusion authority for excess charges “provides useful backstop protection for the public fiscal from providers that routinely charge Medicare or Medicaid substantially more than their other customers” and that it will continue to use “all tools available … to address instances where Medicare or Medicaid are charged substantially more than other payors.” Thus, although the OIG did not proceed with its rulemaking, an enforcement action under this statutory exclusion basis is possible and, if pursued, could have an adverse effect on the Company. The enforcement by Medicaid officials of similar state law restrictions also could have a material adverse effect on the Company.

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

There are a variety of other types of federal and state fraud and abuse laws, including laws prohibiting submission of false or fraudulent claims. The Company takes all laws and regulations applicable to its industry very seriously, and therefore, conducts its business in compliance with all applicable federal and state fraud and abuse laws. However, the Company is unable to predict how these laws will be applied in the future, and as such, the Company gives no assurances that its arrangements will not be subject to scrutiny under such laws. Sanctions for violations of these laws may include exclusion from participation in Medicare, Medicaid and other federal or state health care programs, significant criminal and civil fines and penalties, and loss of licensure. Any exclusion from participation in a federal health care program, or any loss of licensure, arising from any action by any federal or state regulatory or enforcement authority, would likely have a material adverse effect on the Company’s business. Finally, any significant criminal or civil penalty resulting from such proceedings could also have a material adverse effect on the Company’s business.

Reimbursement Laws

Medicare beneficiaries’ access to laboratory testing will be integral to the industry’s growth over the next five years. In April 2014, the Protecting Access to Medicare Act of 2014 was enacted into law, which will significantly affect the Clinical Laboratory Fee Schedule (“CLFS”). Most diagnostic services are assigned a code under the Current Procedural Terminology (“CPT”) coding system created by the American Medical Association in 1966. Typically, the CPT code is a five-digit number that is assigned to an item or service, with genetic tests billed using CPT laboratory and pathology codes. In 1984, Congress authorized the creation of the Medicare Clinical Laboratory Fee Schedule for clinical laboratory services. The CLFS is, in reality, many fee schedules, as each carrier is required to establish its own schedule. Payments allowable under the CLFS were to be adjusted annually based on the Consumer Price Index, an index that grew at a rate below the rate of inflation for medical goods and services. One year later, Congress established a National Limitation Amount (NLA) to establish a cap on fees for laboratory services. Following establishment of the NLA, the maximum allowable charge for laboratory services covered by Medicare was the lesser of the provider’s charge for the service, the applicable carrier’s fee schedule amount, or the NLA. Starting in 2017, Medicare payments for clinical diagnostic laboratory tests will be determined by a market-based payment system, effectively basing Medicare payments on the weighted median of private payors’ payment rates for each test. Overall, the Congressional Budget Office (“CBO”) projects that these reforms to the CLFS will cut Medicare spending by $1.0 billion between 2014 and 2019 and an additional $2.5 billion from 2020 to 2024. Overall, this legislation will require laboratories to report variations in payment rates, such as varying payments across payors, thus likely translating to fewer discrepancies in payments. Diagnostic and medical laboratories will likely contend with increasingly competitive reimbursement rates. In addition, laboratories can be fined up to $10,000 per day for failing to report or misrepresenting laboratory payments.

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

Management believes that the regulatory landscape, particularly reimbursement rates set by the laboratory fee schedule, will likely become more stringent over the next five years. Starting in 2017, Medicare’s fee schedule will be determined by private payor rates, with more favorable reimbursements for single-source proprietary tests. This change will likely lower the incidence of pain physicians demanding a multitude of high-tech tests for detecting whether or not Medicare beneficiaries use specific drugs. As a result, there will likely be rising demand for proprietary toxicology tests that test for numerous drugs simultaneously.

Health Care Reform

On March 2010, the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2010 were signed into law. Together, the two measures made fundamental changes to the U.S. healthcare system. These laws included a large number of provisions that significantly altered the healthcare industry, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse.

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

Under the Federal Food Drug and Cosmetic Act, medical devices are classified into one of three classes: Class I, Class II or Class III. The classification of a device into one of these three classes generally depends on the degree of risk associated with the medical device and the extent of control needed to ensure safety and effectiveness. Class I and II devices must be able to demonstrate safety and efficacy by adhering to a set of general controls, including compliance with the applicable portions of the FDA’s Quality System Regulation, which sets forth good manufacturing practice requirements: facility registration, device listing and product reporting of adverse medical events, truthful and non-misleading labeling, and promotion of the device only for its cleared or approved intended uses. Class II devices are also subject to these general controls and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Review and clearance by the FDA for these devices is typically accomplished through the 510(k) pre-market notification procedure. When 510(k) clearance is sought, a sponsor must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a legally marketed Class II device (for example, a device previously cleared through the 510(k) pre-market notification process). If the FDA agrees that the proposed device is substantially equivalent to the predicate device, then 510(k) clearance to market will be granted. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require pre-market approval, or PMA. The FDA has categorized our telehealth product as a Class II device.

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

Health and Environmental Laws

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

Employees

At March 3, 2017, the Company had approximately 76 full time employees, 57 independent contractors, and 15 independent sales representatives or distribution groups. The Company has no collective bargaining agreements with unions covering its employees, and believes that its overall relations with its employees are good.

Available Information

The Company files Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q files or furnishes Current Reports on Form 8-K, files or furnishes amendments to those reports, and files proxy and information statements with the SEC. These reports and statements may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors.

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended June 30, 2016, have affected, and in some cases could affect, our actual results of operation and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our financial statements and related notes.

Risks Related to the Regulation of the Healthcare Industry

Complying with numerous regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

Both the clinical laboratory testing industry and the market for our web-based services and telehealth solutions are highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

•	laws applicable to billing and claims payment;
•	laboratory anti-mark-up laws and anti-kickback laws;
•	federal and state false claims and fraud and abuse laws;
•	federal self-referral and financial inducement prohibition laws, commonly known as the Stark Law, and state equivalents;
•	laws governing laboratory licensing and testing, including the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”);

•	laws administered by the FDA;
•	laws governing the development, use and distribution of diagnostic medical tests known as laboratory developed tests or “LDTs”;
•	federal, state and foreign regulation of privacy, security, and electronic transactions, including HIPAA;
•	laws governing the handling, transportation and disposal of medical and hazardous waste;
•	Occupational Safety and Health Administration (“OSHA”) rules and regulations and
•	changes to laws, regulations and rules as a result of the Health Care Reform Law.

These laws and regulations may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including its pricing and/or billing practices. We may not be able to maintain, renew or secure required permits, licenses or any other regulatory approvals needed to operate its business or commercialize its services. If we fail to comply with applicable laws and regulations, or if we fail to maintain, renew or obtain necessary permits, licenses and approvals, we could suffer civil and criminal penalties, fines, exclusion from participation in governmental healthcare programs and the loss of various licenses, certificates and authorizations necessary to operate our business, as well as incur additional liabilities from third-party claims. If any of the foregoing were to occur, our reputation could be damaged and important business relationships with third parties could be adversely affected. Further, any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Any determination that we have violated these laws or regulations, or the public announcement that we are being investigated for possible violations of these laws or regulations, could harm our operating results and financial condition. In addition, a significant change in any of these laws or regulations may require us to change our business model in order to maintain compliance with these laws or regulations, which could harm our operating results and financial condition.

Our business could be harmed from the loss or suspension of a license, or imposition of a fine or penalties under, or future changes in, or changing interpretations of, CLIA or state laboratory licensing laws to which we are subject.

The clinical laboratory testing industry is subject to extensive federal and state regulation, and many of these statutes and regulations have not been interpreted by the courts.  The CLIA are federal regulatory standards that apply to virtually all clinical laboratories (regardless of the location, size or type of laboratory), including those operated by physicians in their offices, by requiring that they be certified by the federal government or by a federally approved accreditation agency. CLIA does not preempt state law, which in some cases may be more stringent than federal law and require additional personnel qualifications, quality control, record maintenance and proficiency testing. The sanction for failure to comply with CLIA and state requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Several states have similar laws and we may be subject to similar penalties. We cannot assure you that applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect our business. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could have a material adverse effect on our business. In addition, compliance with future legislation could impose additional requirements on us, which may be costly.

Failure to comply with HIPAA, including regarding the use of new “standard transactions,” may negatively impact our profitability and cash flows.

Pursuant to HIPAA, we must comply with comprehensive privacy and security standards with respect to the use and disclosure of protected health information, as well as standards for electronic transactions, including specified transaction and code set rules.  Under the HITECH amendments to HIPAA, the law was expanded, including requirements to provide notification of certain identified data breaches, direct patient access to laboratory records, the extension of certain HIPAA privacy and security standards directly to business associates, heightened penalties for noncompliance, and heightened enforcement efforts. In addition, the HIPAA transaction standards are complex, and subject to differences in interpretation by payors. For instance, some payors may interpret the standards to require us to provide certain types of information, including demographic information not usually provided to us by physicians. In addition, new requirements for additional standard transactions, such as the ICD-10-CM Code Set, could prove technically difficult, time-consuming or expensive to implement. As a result of inconsistent application of transaction standards by payors or our inability to obtain certain billing information not usually provided to us by physicians, we could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in the timeliness of reimbursement. We are working closely with our payors to establish acceptable protocols for claim submission, and with our trade association and an industry coalition to present issues and problems as they arise.

The Company believes that it is in compliance in all material respects with the current Transactions and Code Sets Rule and that it has fully adopted the ICD-10-CM Code Set. Clinical laboratories are typically required to submit healthcare claims with diagnosis codes to third party payors. The diagnosis codes must be obtained from the ordering physician. The failure of the Company, third party payors or physicians to apply the new code set could have an adverse impact on reimbursement, days sales outstanding and cash collections.

U.S. Food and Drug Administration (“FDA”) regulation of LDTs may result in significant change, and our business could be adversely impacted if we fail to adapt.

The FDA has regulatory responsibility for instruments, test kits, reagents and other devices used by clinical laboratories. The FDA enforces laws and regulations that govern the development, testing, manufacturing, performance, labeling, advertising, marketing, distribution and surveillance of diagnostic products and regularly inspects and reviews the manufacturing processes and product performance of diagnostic products. Further, high complexity, CLIA-certified laboratories, such as ours, frequently develop testing procedures internally to provide diagnostic results to customers, which are offered as laboratory-developed tests. The FDA claims to have regulatory authority over these LDTs and has stated that it intends to issue guidance to the industry regarding its regulatory approach. In such discussions, the FDA has indicated that it would use a risk-based approach to regulation and would direct more resources to tests with wider distribution and with the highest risk of injury, but that it will be sensitive to the need to not adversely impact patient care or innovation. In September 2014, the FDA announced its framework and timetable for implementing this guidance. The FDA is formulating these regulations. We cannot predict the ultimate timing or form of any such guidance or regulation and the potential impact on our existing tests or our tests in development. If adopted, such a regulatory approach by the FDA may lead to an increased regulatory burden, including additional costs and delays in introducing new tests. While the ultimate impact of the FDA’s approach is unknown, it may be extensive and may result in significant change. Our failure to adapt to these changes could have a material adverse effect on our business.

Failure to comply with privacy and security laws and regulations could result in fines, penalties and damage to the Company’s reputation and could have a material adverse effect upon the Company’s business.

The HIPAA privacy and security regulations, including the expanded requirements under HITECH, establish comprehensive standards with respect to the use and disclosure of protected health information (“PHI”) by covered entities, in addition to setting standards to protect the confidentiality, integrity and security of PHI. The regulations establish a complex regulatory framework on a variety of subjects, including:

•	the circumstances under which the use and disclosure of PHI are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for the Company’s services, and its healthcare operations activities;
•	a patient’s rights to access, amend and receive an accounting of certain disclosures of PHI;
•	administrative, technical and physical safeguards required of entities that use or receive PHI; and
•	the protection of computing systems maintaining electronic PHI.

We receive certain personal and financial information about our clients and their patients. In addition, we depend upon the secure transmission of confidential information over public networks. The Company has implemented policies and procedures designed to comply with the HIPAA privacy and security requirements as applicable. The privacy and security regulations establish a “floor” and do not supersede state laws that are more stringent. Therefore, the Company is required to comply with both additional federal privacy and security regulations and varying state privacy and security laws. In addition, for data transfers from and operations in other countries, the Company may also be required to comply with the data privacy and security laws of those other countries. HIPAA restricts the Company’s ability to use or disclose patient identifiable laboratory data without patient authorization for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. HIPAA, as amended by HITECH, provides for significant fines and other penalties for wrongful use or disclosure of PHI in violation of the privacy and security regulations, including potential civil and criminal fines and penalties. In addition, foreign, federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretations by various governmental authorities and courts resulting in complex compliance issues.

A compromise in our security systems that results in client or patient personal information being obtained by unauthorized persons, or our failure to comply with security requirements for financial transactions, could adversely affect our reputation with our clients and result in litigation against us or the imposition of penalties, all of which may adversely impact our results of operations, financial condition and liquidity.

Failure to comply with environmental, health and safety laws and regulations, including the Occupational Safety and Health Administration Act and the Needlestick Safety and Prevention Act, could result in fines and penalties and loss of licensure, and have a material adverse effect on our business.

We are subject to licensing requirements and regulations under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including those relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste, and radioactive materials, as well as regulations relating to the safety and health of laboratory employees. OSHA has extensive requirements relating to workplace safety for healthcare employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens. In addition, the Needlestick Safety and Prevention Act requires, among other things, that we include in our safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace. Failure to comply with such federal, state and local laws and regulations could subject us to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions, any of which could have a material adverse effect on our business. In addition, compliance with future legislation could impose additional requirements on us, which may be costly.

Failure to comply with complex federal and state laws and regulations related to submission of claims for clinical laboratory services could result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs.

We are subject to extensive federal and state laws and regulations relating to the submission of claims for payment for clinical laboratory services, including those that relate to coverage of our services under Medicare, Medicaid and other governmental healthcare programs, the amounts that may be billed for our services and to whom claims for services may be submitted. Our failure to meet governmental requirements under these regulations, including those relating to billing practices and financial relationships with physicians and hospitals, could lead to civil and criminal penalties, exclusion from participation in Medicare and Medicaid and possible prohibitions or restrictions on the use of its laboratories. Further, submission of claims in violation of certain statutory or regulatory requirements can result in penalties, including substantial civil money penalties for each item or service billed to Medicare in violation of the legal requirement, and exclusion from participation in Medicare and Medicaid. Government authorities may also assert violations of laws and regulations related to the submission of or causing the submission of claims that violate the federal False Claims Act or other laws related to fraud and abuse, including submission of claims for services that were not medically necessary. While the Company believes that it is in material compliance with all statutory and regulatory requirements, there is a risk that government authorities might take a contrary position. Such occurrences, regardless of their outcome, could damage the Company’s reputation and adversely affect important business relationships the Company has with third parties.

A failure to comply with any of federal or state laws applicable to our business, particularly laws related to the elimination of healthcare fraud, may adversely impact our business.

Federal officials responsible for administering and enforcing the healthcare laws and regulations have made eliminating healthcare fraud a priority. For example, the Health Care Reform Law includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. Federal funding available for combating healthcare fraud and abuse generally has increased. While we seek to conduct our business in compliance with all applicable laws and regulations, many of the laws and regulations applicable to our business, particularly those relating to billing and reimbursement of tests and those relating to relationships with physicians, hospitals and patients, contain language that has not been interpreted by the courts. We rely on our interpretation of these laws and regulations based on the advice of our counsel, but regulatory or law enforcement authorities may not agree with our interpretation and may seek to enforce legal remedies or penalties against us for violations. From time-to-time we may need to change our operations, particularly pricing or billing practices, in response to changing interpretations of these laws and regulations or regulatory or judicial determinations. These occurrences, regardless of their outcome, could damage our reputation and harm important business relationships that we have with healthcare providers, payors and others. Furthermore, if a regulatory or judicial authority finds that we have not complied with applicable laws and regulations, we could be required to refund amounts that were billed and collected in violation of such laws and regulations. In either case, we could suffer civil and criminal damages, fines and penalties, exclusion from participation in governmental healthcare programs, and the loss of licenses, certificates and authorizations necessary to operate our business, as well as incur liabilities from third-party claims, all of which could harm our operating results and financial condition. Moreover, regardless of the outcome, if we or physicians or other third parties with whom we do business are investigated by a regulatory or law enforcement authority we could incur substantial costs, including legal fees, and our management may be required to divert a substantial amount of time to an investigation.

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, seek to constrain the reimbursement of healthcare services, which may have a material adverse effect on our financial condition and results of operations.

Reimbursement levels for healthcare services are subject to continuous and often unexpected changes in policies, and we face a variety of efforts by government payors to reduce utilization and reimbursement for diagnostic testing services. Changes in governmental reimbursement may result from statutory and regulatory changes, retroactive rate adjustments, administrative rulings, competitive bidding initiatives, and other policy changes. From time-to-time, Congress has considered and implemented changes in Medicare fee schedules in conjunction with budgetary legislation. Further, our management believes that the regulatory landscape, particularly reimbursement rates set by the laboratory fee schedule, will likely become more stringent over the next five years. For example, starting in 2017, Medicare’s fee schedule will be determined by private payor rates, with more favorable reimbursements for single-source proprietary tests. This change will likely lower the incidence of pain physicians demanding a multitude of high-tech tests for detecting whether or not Medicare beneficiaries use specific drugs. As a result, we believe that there will likely be rising demand for proprietary toxicology tests that test for numerous drugs simultaneously. In addition, CMS has adopted policies limiting or excluding coverage for clinical tests that we perform. We also provide physician services which are reimbursed by Medicare under a physician fee schedule, which is subject to adjustment on an annual basis. In recent years, reductions in the Medicare Physician Fee Schedule for anatomic pathology services adversely impacted our business relative to the business of some of our competitors whose anatomic pathology business was not as sizable as ours. Further reductions of reimbursement for Medicare and Medicaid services or changes in policy regarding coverage of tests or other requirements for payment may be implemented from time to time. Reimbursement for pathology services is also subject to statutory and regulatory reduction.

Our testing services are billed to private patients, Medicare, Medicaid, commercial clients, managed care organizations (“MCOs”) and other insurance companies. Tests ordered by a physician may be billed to different payors depending on the medical insurance benefits of a particular patient. Most testing services are billed to a party other than the physician or other authorized person who ordered the test. Increases in the percentage of services billed to government and MCOs could have an adverse impact on the Company’s net revenues. Various MCOs have different contracting philosophies, which are influenced by the design of the products they offer to their members. Some MCOs contract with a limited number of clinical laboratories and engage in direct negotiation of the rates reimbursed to participating laboratories. Other MCOs adopt broader networks with a largely uniform fee structure for participating clinical laboratories. A portion of the managed care fee-for-service revenues are collectible from patients in the form of deductibles, copayments and coinsurance. Collectability may be impacted as patient cost-sharing increases. In addition, Medicare, Medicaid, and private insurers have increased their efforts to control the cost, utilization and delivery of healthcare services, including clinical laboratory services. Measures to regulate healthcare delivery in general, and clinical laboratories in particular, have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements.

The Health Care Reform Law makes changes that are expected to significantly impact clinical laboratories, among others. Beginning in 2013, each medical device manufacturer is paying a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. We cannot assure you that the tax will not be extended to services such as ours in the future.  The Health Care Reform Law also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, or CLFS, of 1.75% through 2015 and a productivity adjustment to the CLFS. Other significant measures contained in the Health Care Reform Law include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. In addition, the Health Care Reform Law establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for services. The IPAB proposals may impact payments for clinical laboratory services beginning in 2016. We are monitoring the impact of the Health Care Reform Law in order to enable us to determine the trends and changes that may be necessitated by the legislation that may potentially impact our business over time.

The Company expects efforts to impose reduced reimbursement, more stringent payment policies, and utilization of cost controls by government and other payors to continue. If we cannot offset additional reductions in the payments we receive for our services by reducing costs, increasing test volume and/or introducing new procedures, it could have a material adverse impact on our net revenues, profitability and cash flows. We cannot be certain that these or future changes will not affect payment rates in the future.  We also cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation, cost reduction measures and the expansion in government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payors for our products, or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

Healthcare plans have taken steps to control the utilization and reimbursement of healthcare services, including clinical test services.

We also face efforts by non-governmental third-party payors, including healthcare plans, to reduce utilization and reimbursement for clinical testing services. For example, in light of health care reform, there is increased market activity regarding alternative payment models, including bundled payment models. We expect continuing efforts by third-party payors, including in their rules, practices and policies, to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services. The healthcare industry has experienced a trend of consolidation among healthcare insurance plans, resulting in fewer but larger insurance plans with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical testing providers. These healthcare plans, and independent physician associations, may demand that clinical testing providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capped payment arrangements. In addition, some healthcare plans have been willing to limit the PPO or POS laboratory network to only a single national laboratory to obtain improved fee-for-service pricing. There are also an increasing number of patients enrolling in consumer driven products and high deductible plans that involve greater patient cost-sharing. The increased consolidation among healthcare plans also has increased the potential adverse impact of ceasing to be a contracted provider with any such insurer. The Health Care Reform Law includes provisions, such as the creation of healthcare exchanges, which may encourage healthcare insurance plans to increase exclusive contracting. We expect continuing efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services. These efforts, including future changes in third-party payor rules, practices and policies, or ceasing to be a contracted provider to a healthcare plan, may have a material adverse effect on our business.

Discontinuation or recalls of existing testing products, failure to develop or acquire licenses for new or improved testing technologies, or the Company’s customers using new technologies to perform their own tests could adversely affect the Company’s business.

From time-to-time, manufacturers discontinue or recall reagents, test kits or instruments used by the Company to perform laboratory testing. Such discontinuations or recalls could adversely affect the Company’s costs, testing volume and revenue. The clinical laboratory industry is subject to changing technology and introduction of new products. The Company’s growth and profitability will depend, in part, on its ability to develop, acquire or license new and improved technologies on favorable terms and to obtain appropriate coverage and reimbursement for these technologies. The Company may not be able to negotiate acceptable licensing arrangements and we cannot be certain that such arrangements will yield commercially successful diagnostic tests. If the Company is unable to license these testing methods at competitive rates, its research and development costs may increase as a result. In addition, if the Company is unable to license new or improved technologies to expand its testing operations, its testing methods may become outdated when compared with the Company’s competition, and testing volume and revenue may be materially and adversely affected.

In addition, advances in technology may lead to the development of more cost-effective technologies such as point-of-care testing equipment that can be operated by physicians or other healthcare providers in their offices or by patients themselves without requiring the services of freestanding clinical laboratories. Development of such technology and its use by the Company’s customers could reduce the demand for the Company’s laboratory testing services and negatively impact its revenues.

Currently, most clinical laboratory testing is categorized as either “high” or “moderate” in complexity, and therefore is subject to extensive and costly regulation under CLIA. The cost of compliance with CLIA makes it impractical for most physicians to operate clinical laboratories in their offices, and other laws limit the ability of physicians to have ownership in a laboratory and to refer tests to such a laboratory. Manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care laboratory equipment to physicians and by selling test kits approved for home use or physicians’ office use. Diagnostic tests approved for home use are automatically deemed to be “waived” tests under CLIA and may be performed in physician office laboratories as well as by patients in their homes with minimal regulatory oversight. Other tests meeting certain FDA criteria also may be classified as “waived” for CLIA purposes. The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories and have taken responsibility from the Centers for Disease Control and Prevention for classifying the complexity of tests for CLIA purposes. Increased approval of “waived” test kits could lead to increased testing by physicians in their offices or by patients at home, which could affect the Company’s market for laboratory testing services and negatively impact its revenues.

Failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of our testing services and in the design, manufacture and marketing of our products could adversely affect the results of our operations and adversely impact our reputation.

The provision of clinical testing services and related services, and the design, manufacture and marketing of diagnostic products involve certain inherent risks. The services that we provide and the products that we design, manufacture and market are intended to provide information for healthcare providers for use in providing patient care. Therefore, users of our services and products may have a greater sensitivity to errors than the users of services or products that are intended for other purposes. Manufacturing or design defects, unanticipated use of our products, or inadequate disclosure of risks relating to the use of our products can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or required by governmental authorities) and could result, in certain cases, in the removal of a product from the market. Any recall could result in significant costs as well as negative publicity that could reduce demand for our products. Personal injuries relating to the use of our products can also result in product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in new product approvals. Similarly, negligence in performing our services can lead to injury or other adverse events. We may be sued under physician liability or other liability law for acts or omissions by our pathologists, laboratory personnel and hospital employees who are under the supervision of our hospital-based pathologists. We are subject to the attendant risk of substantial damages awards and risk to our reputation.

We need to comply with ongoing regulatory requirements applicable to our telehealth product and our results of operations may be adversely impacted by any failure to comply with these requirements.

Our telehealth product is a medical device that is subject to extensive regulation in the United States. Unless an exemption applies, each medical device that we wish to market in the United States must receive either 510(k) clearance or premarket approval from the U.S. Food and Drug Administration, or the FDA, before the product can be sold. Either process can be lengthy and expensive. The FDA’s 510(k) clearance procedure, also known as “premarket notification,” is the process we have used for our current telehealth product. The regulatory clearance for our telehealth product provides for its use for its intended purposes. In addition, we are subject to inspection and marketing surveillance by the FDA to determine our compliance with all regulatory requirements and the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record-keeping for approved products are subject to extensive regulation. If the FDA determines that our promotional materials or activities constitute promotion of an unapproved use or we otherwise fail to comply with other FDA regulations, we may be subject to regulatory enforcement actions, including a public warning letter, injunction, civil fines, suspensions, loss of regulatory clearance, product recalls or product seizures. In more egregious cases, criminal prosecution, civil penalties, or disgorgement of profits are possible. The subsequent discovery of previously unknown problems may also result in restrictions on the marketing of our products, and could include voluntary or mandatory recall or withdrawal of products from the market. Further, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action. In addition, the FDA has increased its focus on regulating computer software intended for use in a healthcare setting, including applications meant to run on a mobile platform or on a browser tailored for use on a mobile platform. If our software solutions or applications are deemed to be actively regulated medical devices by the FDA, we could be subject to more extensive requirements governing pre- and post-marketing activities. As described above, complying with these regulations could be time consuming and expensive, and may require FDA clearance or pre-market approval. If we are not able to maintain regulatory compliance with any of our products, we may be subject to regulatory enforcement actions as described above and may not be permitted to market our products, which would have a material adverse impact on our results of operations, cash flows and financial condition.

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

If our manufacturer and suppliers for our telehealth products fail to comply with the FDA’s Quality System Regulation, or QSR, and other applicable post market requirements, our operations could be disrupted, our product sales and profitability could suffer, and we may be subject to FDA enforcement actions.

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

Risks Related to our Business

Our capital requirements are significant and unless our revenues can sufficiently support our operating costs, we expect to raise additional capital to finance our operations and repay outstanding debt obligations.

Our capital requirements have been and will continue to be significant. We are expending significant amounts of capital to develop, promote and market our services. Our available cash and cash equivalents as of June 30, 2016 totaled approximately $1,415,000. However, our available cash and cash equivalents as of the filing date of this Annual Report on Form 10-K is approximately $865,000 and our current estimated monthly operational requirements is approximately $2,200,000. We used approximately $3,776,000 and provided approximately $1,967,000 in cash for operations for the fiscal years ended June 30, 2016 and 2015, respectively. Further, as of the filing date of this Annual Report on Form 10-K, and after giving effect to the recent note exchange transaction described in greater detail above in Item 1 –Business – Recent Developments – Exchange of Notes and Series B Preferred Stock, there is outstanding an aggregate principal amount of $2,545,199 senior secured convertible notes with a maturity date of March 20, 2018. We expect our existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, no assurances can be given that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, we need to raise additional capital and are exploring potential transactions to improve our capital position. Unless we are able to increase revenues substantially or generate additional capital from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time.

We are exploring potential transactions to improve our capital position to ensure we are able to meet our financing and working capital requirements. We would expect to raise additional funds through obtaining a credit facility from an institutional lender or undertaking private debt financings. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing or preferred stock, if available, may involve covenants that restrict our business activities and options and such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. We may also enter into financing transactions which involve the granting of liens on our assets or which grant preferences of payment from our revenue streams, all of which could adversely impact our ability to rely on our revenue from operations to support our ongoing operating costs. Alternatively, we may seek to obtain new financing from existing security holders, which may include reducing the exercise or conversion prices of outstanding securities, or the issuance of additional equity securities. Currently, the Company does not have any definitive agreements with any third-parties for such transactions and there can be no assurance, however, that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the Company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially or potentially suspend operations, any of which would have a material adverse effect on our business, financial condition and results of operations. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

•	our need to utilize cash to support research and development activities and to make incremental investments in our organization;

•	our ability to achieve targeted revenue, gross profit margins and cost management objectives;

•	the success of our sales and marketing efforts;

•	our need to repay indebtedness;

•	the extent and terms of any development, marketing or other arrangements; and

•	changes in economic, regulatory or competitive conditions, including changes in payor reimbursement rates or claim adjudication processes.

Increased competition, including price competition, could have a material adverse impact on the Company’s net revenues and profitability.

We operate in highly competitive industries. The clinical laboratory business is intensely competitive both in terms of price and service. Our major competitors include large, national laboratories that possess greater name recognition, larger customer bases, and significantly greater financial resources and employ substantially more personnel than we do. Many of our competitors have long established relationships with their customers and third-party payors, and we cannot assure you that we will be able to compete successfully with such entities in the future. Further, we also compete with hospital-affiliated laboratories and physician-office laboratories as well as large physician group practices. Hospitals may seek to leverage their relationships with community physicians and encourage the physicians to send their outreach testing to the hospital’s laboratory. In addition, hospitals that own physician practices may require the practices to refer testing to the hospital’s laboratory. As a result of affiliations between hospitals and community physicians, we compete against hospital-affiliated laboratories primarily based on quality and scope of service as well as pricing. Increased hospital acquisitions of physician practices enhance physician ties to hospital-affiliated laboratories and may strengthen their competitive position.

Pricing of laboratory testing services is often one of the most significant factors used by healthcare providers and third-party payors in selecting a laboratory. As a result of significant consolidation in the clinical laboratory industry, larger clinical laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. We may be unable to increase cost efficiencies sufficiently, if at all, and as a result, our net earnings and cash flows could be negatively impacted by such price competition. Additionally, the Company may also face changes in fee schedules, competitive bidding for laboratory services or other actions or pressures reducing payment schedules as a result of increased or additional competition. Additional competition, including price competition, could have a material adverse impact on our net revenues and profitability. We are also faced with changing technology and new product introductions. Competitors may compete using advanced technology, including technology that enables more convenient or cost-effective testing. Competitors also may offer testing to be performed outside of a commercial clinical laboratory, such as (1) point-of-care testing that can be performed by physicians in their offices; (2) complex testing that can be performed by hospitals in their own laboratories; and (3) home testing that can be carried out without requiring the services of outside providers.

A failure to obtain and retain new customers, a loss of existing customers or material contracts, a reduction in tests ordered or specimens submitted by existing customers, or the inability to retain existing and create new relationships with health systems could impact the Company’s ability to successfully grow its business.

To offset efforts by payors to reduce the cost and utilization of clinical laboratory services and to otherwise maintain and grow its business, the Company needs to obtain and retain new customers and business partners. In addition, a reduction in tests ordered or specimens submitted by existing customers, a decrease in demand for our services from existing clients, or the loss of existing contracts, without offsetting growth in our customer base could impact the Company’s ability to successfully grow its business and could have a material adverse impact on the Company’s net revenues and profitability. The Company competes primarily on the basis of the quality of services, reporting and information systems, the pricing of services and the ability to employ qualified personnel. The Company’s failure to successfully compete on any of these factors could result in the loss of customers and a reduction in the Company's ability to expand its customer base. In addition, as the broader healthcare industry trend of consolidation continues, including the acquisition of physician practices by health systems, relationships with hospital-based health systems and integrated delivery networks are becoming more important. Our inability to retain our existing relationships with those provider systems and networks and to create new relationships could impact our ability to successfully grow our business.

Continued and increased consolidation of MCOs, pharmaceutical companies, health systems, physicians and other customers could adversely affect the Company's business.

Many healthcare companies and providers, including MCOs, pharmaceutical companies, health systems and physician practices are consolidating through mergers, acquisitions, joint ventures and other types of transactions and collaborations. As the healthcare industry consolidates, competition to provide goods and services may become more intense. This competition and increased customer bargaining power may adversely affect the price and volume of the Company’s services.

Changes or disruption in services or supplies provided by third parties, including transportation, could adversely affect the Company’s business.

The Company depends on third parties to provide services critical to the Company’s business. The Company’s laboratories and certain of the Company's other businesses are heavily reliant on air travel for transport of clinical trial and diagnostic testing supplies and specimens, research products, and people, and a significant disruption to the air travel system, or the Company's access to it, could have a material adverse effect on the Company’s business.

Damage or disruption to the Company’s facilities could adversely affect the Company’s business.

Many of the Company’s facilities would be difficult to replace in a short period of time. Any event that causes a disruption in the operation of these facilities might impact the Company's ability to provide service to customers and, therefore, could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Failure to timely or accurately bill for our services could have a material adverse effect on our business.

Billing for clinical testing services is extremely complicated and is subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payors, such as patients, insurance companies, Medicare, Medicaid, physicians, hospitals and employer groups. Changes in laws and regulations could increase the complexity and cost of our billing process. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further cost and complexity to the billing process. Further, our billing systems require significant technology investment and, as a result of marketplace demands, we need to continually invest in our billing systems.

Missing or incorrect information on requisitions adds complexity to and slows the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable and bad debt expense. We believe that much of our bad debt expense in recent years is attributable to the lack of, or inaccurate, billing information. However, we have also experienced recent increases in our accounts receivable due to the implementation of new billing systems. Failure to timely or correctly bill may lead to our not being reimbursed for our services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations and cash flows. We may also incur additional time and expense in seeking to remedy any issues in our billings and collections experience. Failure to comply with applicable laws relating to billing government healthcare programs could lead to various penalties, including: (1) exclusion from participation in CMS and other government programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate our business, any of which could have a material adverse effect on our results of operations or cash flows.

There have been times when our accounts receivable has increased at a greater rate than revenue growth and, therefore, has adversely affected our cash flows from operations. We have taken steps to implement systems and processing changes intended to improve billing procedures and related collection results. We believe that we have made progress by reorganizing our accounts receivable and billing functions and that our allowance for doubtful accounts is adequate. However, we cannot assure you that our ongoing assessment of accounts receivable will not result in the need for additional provisions. Such additional provisions, if implemented, could have a material adverse effect on our operating results.

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

A significant increase in our day sales outstanding could increase bad debt expense and have an adverse effect on the Company’s business including its cash flow.

Billing for laboratory services is a complex process. Laboratories bill many different payors including doctors, patients, hundreds of insurance companies, Medicare, Medicaid and employer groups, all of which have different billing requirements. In addition to billing complexities, we are experiencing increasing patient responsibility as a result of managed care fee-for-service plans which continue to increase deductibles, coinsurance and patient copayments. A material increase in our days sales outstanding level could have an adverse effect on the Company's business, including potentially increasing its bad debt rate and decreasing its cash flows.

We do not have patents on all the technology we use, which could harm our competitive position.

AEON has registered the trademarks “AEON Global Health”, “AEON Clinical Laboratories”, “Trust....But Verify”, and “Prescribe with Confidence” in the United States in connection with its laboratory testing business. AHC has one issued U.S. patent and one pending patent application related to our legacy AHC business and also was granted licenses to other patents for our AHC business by third parties. We have registered a number of trademarks, including “Authentidate”, “Inscrybe”, “InscrybeMD”, “AuthentiProof” and “Inscrybe Office” in the U.S., the trademark “Authentidate” in the European Community and Canada, "AuthentiProof" in Canada, Mexico and the European Community, “Inscrybe” in the European Community and Canada, “Inscrybe Office,” and a number of other trademarks as Madrid Protocol international registrations. We continue to take steps to protect our intellectual property rights including filing additional trademark and patent applications where appropriate. We rely on confidentiality agreements with our key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such patents that do issue will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services. Other companies operating within our business segments may independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how, much of which is maintained as trade secrets and there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce our rights under any patent. With respect to our telehealth offerings, our right to utilize any licensed intellectual property rights is subject to the terms of the relevant license agreements. Similar to the intellectual property owned by us, there can be no assurance that the intellectual property licensed to us will be effective to protect our products and services from duplication by other manufacturers or developers or to prevent our competitors from offering similar products and services.

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

At June 30, 2016, we had net operating loss, or NOL, carry forwards for federal income tax purposes of approximately $166,935,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code, following an “ownership change,” special limitations apply to the use by a “loss corporation” of its (i) NOL carryforwards arising before the ownership change and (ii) net unrealized built-in losses (if such losses existed immediately before the ownership change and exceed a statutory threshold amount) recognized during the five years following the ownership change ((i) and (ii) are referred to collectively as the “Applicable Tax Attributes”). After an ownership change, the amount of the loss corporation’s taxable income for each post-change taxable year that may be offset by the Applicable Tax Attributes is limited to the product of the “long-term tax-exempt rate” (published by the IRS for the month of the ownership change) multiplied by the value of the loss corporation’s stock (the “Section 382 Limitation”). To the extent that the loss corporation’s Section 382 Limitation in a given taxable year exceeds its taxable income for the year that excess increases the Section 382 Limitation in future taxable years.

Clinicians, patients or customers using our services may sue us, and our insurance may not sufficiently cover all claims brought against us, which will increase our expenses.

The development, marketing, sale and performance of healthcare services expose us to the risk of litigation, including professional negligence. Additionally, the production, marketing and sale of devices used in the healthcare industry have inherent risks of liability in the event of product failure or claim of harm caused by product operation. Furthermore, even meritless claims may be costly to defend against. Product liability claims may result in decreased demand for this product, injury to our reputation, related litigation costs, and substantial monetary awards to plaintiffs. Damages assessed in connection with, and the costs of defending, any legal action could be substantial. We may be faced with litigation claims that exceed our insurance coverage or are not covered under any of our insurance policies. Further, our inability to obtain adequate liability insurance at an acceptable cost or to otherwise protect against potential claims could inhibit the commercialization of any products that we develop. We attempt to limit by contract our liability; however, the limitations of liability set forth in the contracts may not be enforceable in certain jurisdictions or may not otherwise protect us from liability for damages. In addition, litigation could have a material adverse effect on our business if it impacts our existing and potential customer relationships, creates adverse public relations, diverts management resources from the operation of the business, or hampers our ability to otherwise conduct our business.

Adverse results in material litigation matters could have a material adverse effect on the Company’s business.

The Company may become subject, in the ordinary course of business, to material legal action related to, among other things, intellectual property disputes, disputes with vendors and employee-related matters. You should carefully review and consider the various disclosures we make in our reports filed with the SEC regarding legal matters that may affect our business, including in this Annual Report. The Company may also receive inquiries and requests for information from governmental agencies and bodies, including Medicare or Medicaid carriers, requesting comment and/or information on allegations of billing irregularities or billing and pricing arrangements that are brought to their attention through billing audits or third parties. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. We cannot predict with certainty the outcome of any legal proceedings in which we become involved and it is difficult to estimate the possible costs to us stemming from any such matters. In addition, an unfavorable outcome in such litigation could result in substantial monetary damages as well as damage to our reputation, which could have a material adverse effect on our business, results of operations, financial position and cash flows.

We have identified material weaknesses in our internal control over financial reporting, which could continue to impact negatively our ability to report our results of operations and financial condition accurately and in a timely manner.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an evaluation of the effectiveness of our internal control over financial reporting at June 30, 2016. We identified a number of material weaknesses in our internal control over financial reporting and concluded that, as of June 30, 2016, we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 9A, “Controls and Procedures.” Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. As described in Item 9A, “Controls and Procedures” we restated our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. Moreover, other material weaknesses may be identified.

We are in the process of remedying all of the identified material weaknesses, and this work will continue during fiscal 2017 and perhaps beyond. For a detailed description of our remedial efforts, see Item 9A, “Controls and Procedures.” There can be no assurance as to when all of the material weaknesses will be remedied. Until our remedial efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur expenses associated with the additional procedures and resources required to prepare our Consolidated Financial Statements. Certain of our remedial actions, such as hiring additional qualified personnel to implement our reconciliation and review procedures, will be ongoing and will result in our incurring additional costs even after our material weaknesses are remedied.

If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control over financial reporting as our business evolves or to integrate acquired businesses into our controls system, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, an inability for us to be accepted for listing on any national securities exchange in the near future, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our Common Stock. Further, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement or other regulatory action if further restatements were to occur or other accounting-related problems emerge. In addition, any future restatements or other accounting-related problems may adversely affect our financial condition, results of operations and cash flows.

Our success is dependent on the performance of our management and the cooperation, performance and retention of our executive officers and key employees. An inability to attract and retain experienced and qualified personnel could adversely affect the Company’s business.

Our business and operations are substantially dependent on the performance of our senior management team and executive officers. If our management team is unable to perform it may adversely impact our results of operations and financial condition. We do not maintain “key person” life insurance on any of our executive officers. The loss of key management personnel or the inability to attract and retain experienced and qualified employees at the Company’s clinical laboratories facilities could adversely affect our business. The success of the Company is dependent in part on the efforts of key members of its management team. Further success will depend in part on the Company’s ability to attract and retain skilled research professionals. In addition, the success of the Company’s clinical laboratories also depends on employing and retaining qualified and experienced laboratory professionals, including specialists, who perform clinical laboratory testing services. In the future, if competition for the services of these professionals increases, the Company may not be able to continue to attract and retain individuals in its markets. The Company’s revenues and earnings could be adversely affected if a significant number of professionals terminate their relationship with the Company or become unable or unwilling to continue their employment.

A significant deterioration in the economy could negatively impact testing volumes, cash collections and the availability of credit.

The Company’s operations are dependent upon ongoing demand for diagnostic testing services by patients, physicians, hospitals, MCOs and others. A significant downturn in the economy could negatively impact the demand for diagnostic testing as well as the ability of patients and other payors to pay for services ordered. In addition, uncertainty in the credit markets could reduce the availability of credit and impact the Company’s ability to meet its financing needs in the future.

Failure in our information technology systems or cybersecurity breaches could significantly increase testing turn-around time or billing processes and otherwise disrupt our operations.

The Company’s success, including that of its laboratory operations, depends on the efficient and uninterrupted operation of its information technology systems. Our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. In addition, we are in the process of integrating the information technology systems of our recently acquired subsidiaries, and we may experience system failures or interruptions as a result of this process. A failure of the network or data gathering procedures could impede the processing of data, disrupt our ability to process laboratory requisitions, perform testing, provide test results in a timely manner, bill the appropriate party, encumber the day-to-day management of the business and could result in the corruption or loss of data. Breaches with respect to protected health information could result in violations of HIPAA and analogous state laws, and risk the imposition of significant fines and penalties.  Failure of our information technology systems could adversely affect our business, profitability and financial condition.

While certain operations have appropriate disaster recovery plans in place, there currently are not redundant facilities everywhere in the world to provide information technology capacity in the event of a system failure. Despite any precautions the Company may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins, cybersecurity breaches and similar events could result in interruptions in the flow of data to the servers and from the servers to clients. In addition, any failure by the computer environment to provide required data communications capacity could result in interruptions in service. In the event of a delay in the delivery of data, the Company could be required to transfer data collection operations to an alternative provider of server hosting services. Such a transfer could result in delays in the ability to deliver products and services to clients. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, acts of terrorism (particularly involving cities in which the Company has offices) and cybersecurity breaches could adversely affect the business. Although the Company carries property and business interruption insurance, the coverage may not be adequate to compensate for all losses that may occur.

Security breaches and unauthorized access to the Company or its customers’ data could harm the Company’s reputation and adversely affect its business.

Experienced computer programmers and hackers may be able to penetrate the Company’s layered security controls and misappropriate or compromise personal information or proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy viruses, worms and other malicious software programs that attack the Company’s systems or otherwise exploit any security vulnerabilities. Outside parties may also attempt to fraudulently induce employees to take actions, including the release of confidential or sensitive information or to make fraudulent payments, through illegal electronic spamming, phishing or other tactics. Although the Company believes that it has robust information security procedures and other safeguards in place, which are monitored and routinely tested internally and by external parties, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, the Company may be unable to anticipate all of these techniques or to implement adequate preventative measures. In addition, as cyber threats continue to evolve, the Company may be required to expend additional resources to continue to enhance the Company’s information security measures or to investigate and remediate any information security vulnerabilities. The Company’s remediation efforts may not be successful and could result in interruptions, delays or cessation of service. Breaches of the Company’s security measures and the unauthorized dissemination of personal information, proprietary or confidential information about the Company or its customers or other third-parties could expose customers’ private information and could expose customers to the risk of financial or medical identity theft or expose the Company or other third-parties to a risk of loss or misuse of this information, result in litigation and potential liability for the Company, damage the Company’s brand and reputation or otherwise harm the Company’s business. Any of these disruptions or breaches of security could have a material adverse effect on the Company’s business, regulatory compliance, financial condition and results of operations.

Developing and implementing new or updated software and services and other offerings may take longer and cost more than expected and may require significant effort and expense to gain market acceptance.

We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our software as a service and telehealth offerings. The cost of developing new software, services and other product offerings is inherently difficult to estimate. Our development and implementation of proposed software, services or other product offerings may take longer than originally expected, require greater investment of cash resources than initially expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources. Accordingly, we expect to face substantial uncertainties with respect to the performance and market acceptance of new software and services and other product offerings. If we are unable to develop new or updated software, services or other product offerings on a timely basis and implement them without significant disruptions to the existing systems and processes of our customers, we may lose potential revenues and harm our relationships with current or potential customers. Further, there can be no assurance that customers and potential customers will accept from us new or updated software, services and other products. The future results of our business will depend, in significant part, on the success of our software, services or other product offerings. Current and potential customers may choose to use similar products and services offered by our competitors or may not purchase new or updated software, services or products, especially when they are initially offered and if they require changes in equipment or workflow. There can be no assurance that we will attract sufficient customers or that such offerings will generate sufficient revenues to cover their associated development, marketing and maintenance costs. Failure to achieve broad penetration in target markets with respect to new or updated software, services and product offerings could have a material adverse effect on our business prospects. Further, achieving market acceptance for new or updated software, services and product offerings is likely to require substantial marketing efforts and expenditure of significant funds to create awareness and demand by potential customers.

We depend on third parties for the supply and manufacture of our telehealth products, which may result in delays and quality-control issues, could adversely impact our business.

We do not own or lease any manufacturing facilities. Accordingly, in order to market our telehealth solution we purchase finished products and components from unaffiliated suppliers and use a contract manufacturer to produce our Electronic House Call device. In addition, we may use unaffiliated third parties to provide products and distribution services for this solution. If the agreements with these third parties are terminated or if they are unable to perform their obligations under such agreements, it could take several months to establish and qualify alternative suppliers and manufacturing and distribution partners for our products and we may not be able to fulfill our customers’ orders in a timely manner. At the present time we believe that if existing third party relationships terminate, alternative providers are available on commercially reasonable terms. However, there can be no assurance that the future production capacity of our current manufacturer will be sufficient to satisfy our requirements or those alternative providers of components or manufacturing or distribution services will be available on commercially reasonable terms, or at all. The failure to identify suitable alternative suppliers, manufacturers or distributors could adversely impact our customer relationships and our financial condition. In addition, due to our use of third-party manufacturers and distributors, we do not have control over the timing of product shipments. Delays in shipment could result in the deferral or cancellation of purchases of our products, which would harm our results of operations in any particular quarter. Revenue for a period may be lower than predicted if large orders forecasted for that period are delayed or are not realized, which could impact cash flow or result in a decline in our stock price.

Risks Relating to the AEON Acquisition

The integration of Authentidate and AEON following the merger will require significant resources and may not be successful. The failure to integrate successfully the businesses of Authentidate and AEON in the expected timeframe could adversely affect the combined Company’s future results.

Authentidate and AEON continue to integrate their resources and operations following the closing of the AEON Acquisition and there can be no guarantee that Authentidate and AEON will operate together successfully as a combined company. Integration of the companies and their operations has required, and is anticipated to continue to require, considerable management time, which could result in the diversion of management resources from other important matters. The success of the merger will depend, in large part, on the ability of the combined company following the completion of the merger to realize the anticipated benefits from combining the businesses of Authentidate and AEON. The integration of Authentidate and AEON will be a time consuming and expensive process and may disrupt their operations if it is not completed in a timely and efficient manner. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company’s failure to achieve some or all of the anticipated benefits of the merger. In addition, we may not achieve anticipated synergies or other benefits of the merger. Following the transaction, we must operate as a combined organization with AEON utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We may encounter the following difficulties, costs and delays involved in integrating these operations:

•	using the combined company’s cash and other assets efficiently to develop the business of the combined company;

•	appropriately managing the liabilities of the combined company;

•	potential unknown or currently unquantifiable liabilities associated with the merger and the operations of the combined company;

•	potential unknown and unforeseen expenses, delays or regulatory conditions associated with the merger;

•	failure to successfully manage relationships with customers and other important relationships;

•	difficulties in successfully integrating the management teams and employees of the two entities;

•	challenges encountered in managing larger operations;

•	the loss of key employees;

•	diversion of the attention of management from other ongoing business concerns;

•	potential incompatibility of technologies and systems; and

•	potential impairment charges incurred to write down the carrying amount of intangible assets generated as a result of the merger.

If the combined operations after the merger do not meet the expectations of existing customers of either Authentidate or AEON, then these customers may cease doing business with the combined company altogether, which would harm our results of operations and financial condition. If the management team is not able to develop strategies and implement a business plan that successfully addresses these difficulties, we may not realize the anticipated benefits of the merger.

We have granted liens on our assets under the lease agreement for our Gainesville, GA facility.

AEON provides its services at its 28,000 square foot campus in Gainesville, Georgia. The landlord under the lease is Centennial Properties of Georgia, LLC, a Georgia limited liability company. Centennial is owned by Hanif Roshan, our Chairman and Chief Executive Officer, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom are former members of AEON and have received and may in the future receive common stock as a result of the AEON Acquisition. In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a first priority lien and security interest in substantially all of its assets.

Our stockholders prior to the AEON Acquisition will be substantially diluted and the former members of AEON will control a significant majority of our outstanding shares of common stock if the performance targets of the Merger Agreement are achieved.

The terms of the AEON Acquisition provide that the members of AEON will have a controlling interest of our outstanding common stock if all of the earn-out targets are achieved. Pursuant to the Merger Agreement, at the closing the AEON members were issued 958,030 shares of common stock (equal to 19.9% of the outstanding shares of our common stock as of the close of business on the business day immediately prior to the closing). The Merger Agreement further provided that the AEON members be issued an additional 240,711 shares of common stock (equal to 5% of the outstanding shares of the company’s common stock) upon approval by our stockholders of the issuance of our common stock in accordance with the earn-out payment terms of the Merger Agreement. The shareholders of the Company approved the earn-out issuances on July 13, 2016, and these shares were issued in December 2016. The former AEON members can also earn additional shares of common stock to increase their aggregate holdings to up to 90% of the outstanding stock of AHC, as defined, based upon meeting the benchmark targets in the Merger Agreement, including delivering $16,000,000 in EBITDA for the calendar year ended 2015, which was achieved, and $100,000,000 in aggregate EBITDA for the calendar years 2016 through 2019. Following the Company’s determination that the 2015 EBITDA target was achieved, the Company issued 1,155,415 shares of common stock in December 2016, representing 24% of the issued and outstanding shares of common stock as of close of business on the business day immediately prior to the closing date. If the three year EBITDA target is achieved, we will issue to the former AEON members such number of additional shares of our common stock as is equal to 36.1% of the issued and outstanding shares of our common stock plus such number of additional shares of our common stock so that the total number of shares of our common stock issuable to the former AEON members equals 85% of the issued and outstanding shares of our common stock on a post-issuance basis and on a Fully Diluted Basis as defined in the Merger Agreement. In addition, in the event AEON achieves at least $100,000,000 in EBITDA, in the aggregate, for the four calendar years ending December 31, 2019, we will issue to the former AEON members such number of shares of our common stock which equals an additional 5% of the issued and outstanding shares of our common stock on a post-issuance basis on a Fully Diluted Basis, which would result in the AEON members potentially owning 90% of the issued and outstanding shares of our common stock on a post issuance and Fully Diluted Basis (as defined in the Merger Agreement). To the extent that these additional common shares are issued, substantial dilution to our stockholders will occur, which may adversely impact the trading price of our common stock and the terms on which we could raise additional equity capital. In addition, the sale of these shares of common stock may adversely affect the market price of our common stock and our stock price may decline substantially.

The former owners of AEON, particularly, our Chairman, will be able to influence matters requiring stockholder approval.

As described above, the terms of the AEON Acquisition provide that the former members of AEON will have a controlling interest of our outstanding common stock if all of the earn-out targets are achieved. In accordance with the Merger Agreement, we have already issued 2,354,155 shares of our common stock, or approximately 48% of the outstanding shares of our common stock as of the close of business on the business day immediately prior to the closing, to the former owners of AEON. Additionally, the Merger Agreement provided that the former AEON members will have the right to elect one director for each 10% of the outstanding shares of the Company’s common stock they hold as a group and that upon completion of the merger, Hanif A. Roshan, founder of AEON, became Chairman of the Company and Richard Hersperger became CEO of the Company. Subsequently, Mr. Hersperger’s employment as CEO was terminated and the Board appointed Mr. Roshan to serve in such capacity. Presently, both Messrs. Roshan and Hersperger are members of the Board of Directors. Due to such ownership position and board and management rights, these persons have significant influence over the outcome of future stockholder votes, including the election of directors and other significant business matters that require stockholder approval, and their interests may differ from the interests of other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other business combinations or purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

Risks Related to Our Common Stock and Other Securities

Our common stock is now quoted on the OTC Pink Market, which could adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on The OTCQB Pink Market under the symbol “ADAT”. Our common stock had been listed on The NASDAQ Capital Market until January 28, 2016, when it was suspended for failure to comply with The NASDAQ Capital Market continued listing standards. On January 29, 2016, our common stock began trading on the OTC Markets’ OTCQB market tier under the trading symbol “ADAT.” Subsequently, in light of our late filings of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, our common stock was reassigned from the OTCQB market to the Pink Market on July 1, 2016.

As previously reported, the NASDAQ Listing Qualifications Hearing Panel (the “Panel”) had issued a decision on September 16, 2015 and had determined to grant the request of the Company to remain listed on The NASDAQ Stock Market, subject to the condition that, on or before January 25, 2016, the Company would announce and inform the Panel that the proposed business combination transaction has closed and that NASDAQ’s Listing Qualifications Staff (the “Staff”) has approved an initial listing application for the resulting entity. As we did not complete the AEON transaction prior to January 25, 2016, NASDAQ issued a delisting notice to us on January 27, 2016. The delisting from NASDAQ was due to the Company’s continuing non-compliance with the stockholders’ equity requirement set forth in NASDAQ Listing Rule 5550(b) (1) and minimum bid price requirement in NASDAQ Listing Rule 5550(a) (2).

Trading on the OTC Pink Market is expected to reduce the market liquidity of our common stock. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock and the price of our common stock could suffer a significant decline. Delisting may also impair our ability to raise capital. If our common stock trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

Our outstanding debt may impair our financial and operating flexibility.

As of June 30, 2016, there was an aggregate principal amount of indebtedness totaling $2,978,000, which consisted of secured notes of $1,270,000 and unsecured notes of $1,708,000. The principal amount of this outstanding indebtedness accrues interest at various rates between 5% and 20% per annum. Subsequent to June 30, 2016, an aggregate of approximately $1,058,000 of these obligations were repaid. As of the filing date of this Annual Report on Form 10-K, and after giving effect to the recent note exchange transaction described in greater detail above in Item 1 – Business – Recent Developments – Exchange of Notes and Series B Preferred Stock, there is outstanding an aggregate principal amount of $2,545,199 of senior secured convertible notes with a maturity date of March 20, 2018. All of the outstanding notes contain covenants and events of default customary for transactions of this nature and are secured by a first priority lien on our assets. For example, the outstanding New Notes include restrictions against incurring additional indebtedness and granting further security interests on our assets. Accordingly, without the consent of the holders of these senior debt instruments we must comply with these restrictions. Additionally, among the defined events of default are defaults of our payment obligations, breach of any material covenant or representation of the convertible debentures or the related transaction agreements, and the commencement of proceedings under applicable U.S. federal or state bankruptcy, insolvency, reorganization or other similar laws either against us or by us. Upon the occurrence of an event of default under the convertible debentures, a holder may require us to repay all or a portion of the outstanding principal, plus interest and certain of our outstanding debt instruments also require that any repayment due to a default will require immediate repayment of the principal and accrued and unpaid interest. If we are unable to consummate an additional financing prior to the maturity date of these debt instruments, or otherwise further extend or exchange them, we will be required to repay these securities, which may have an adverse effect on our cash position. If we are unable to make the scheduled principal and interest payments on these debt instruments or comply with applicable covenants contained therein, we may be in default under one or more these securities, which would likely have a material adverse effect on our business, financial condition and results of operations. Further, if we are unable to repay the secured debt instruments when due, or upon an event of default, the holders could foreclose on our encumbered assets.

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

Possible volatility in our stock price could negatively affect us and our stockholders.

The price of our common stock has been, and is likely to continue to be, volatile. During our 2016 fiscal year, the trading price of our common stock fluctuated from a high of $8.01 per share to a low of $0.81 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings and our delisting from the NASDAQ Capital Market. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, some of which are beyond our control, including:

•	quarterly variations in our operating results;
•	announcements we or our competitors make regarding significant contracts, acquisitions, dispositions, strategic partnerships, or joint ventures;
•	additions or departures of key personnel;
•	the introduction of competitive offerings by existing or new competitors;
•	uncertainty about and customer confidence in the current economic conditions and outlook;
•	reduced demand for any given product; and
•	sales of our common stock.

In addition, the U.S. securities markets have experienced significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets. Broad market and industry factors may lead to volatility in the price of our common stock, regardless of our operating performance. Moreover, our stock has limited trading volume, and this illiquidity may increase the volatility of our stock price. In the past, following periods of volatility in the market price of an individual company’s securities, securities class action litigation often has been instituted against that company. The institution of similar litigation against us could result in substantial costs and a diversion of management’s attention and resources, which could negatively affect our business, results of operations and financial condition.

Trading in our stock over the last twelve months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

The average daily trading volume in our common stock for the year ended June 30, 2016 was approximately 21,500 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

The Company’s quarterly operating results may vary.

The Company’s operating results may vary significantly from quarter to quarter and are influenced by factors over which the Company has little control, such as:

•	changes in the general global economy;
•	the commencement, completion, delay or cancellation of large projects or groups of projects;
•	the progress of ongoing projects;
•	the timing of and charges associated with completed acquisitions or other events; and
•	changes in the mix of the Company’s services.

The Company believes that operating results for any particular quarter are not necessarily a meaningful indication of future results. While fluctuations in the Company’s quarterly operating results could negatively or positively affect the market price of the Company’s common stock, these fluctuations may not be related to the Company’s future overall operating performance.

The exercise of our outstanding options and warrants, or conversion of our outstanding convertible debt and convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of June 30, 2016, the following options, restricted stock units and warrants were outstanding:

•	Stock options to purchase approximately 645,000 shares of common stock at exercise prices ranging from $1.73 to $36.54 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $6.62 per share. These stock options are employee and non-executive director options.
•	Warrants to purchase approximately 4,206,000 shares of common stock with a weighted average exercise price of $4.91 per share.
•	An aggregate of approximately 36,000 unvested restricted stock units.

At June 30, 2016, there were 28,000 shares of our Series B convertible preferred stock outstanding, which were convertible into shares of our common stock at a conversion price equal to $25.20 per share. After completing the transaction to exchange shares of Series B preferred stock for shares Series E preferred stock, there are now outstanding 25,000 shares of Series E convertible preferred stock, which the holder may convert into an aggregate of 187,500 shares of our common stock at the initial conversion price of $4.00 per share. Further, there is currently outstanding 605,000 shares of Series D preferred stock, which are initially convertible into an aggregate of 619,154 shares of common stock at the initial conversion rate of $9.77139 per share (exclusive of any additional shares of common stock that we may elect to issue in lieu of paying cash dividends on the Series D preferred stock). Shares of common stock issued upon conversion of Series D or Series E preferred stock may be resold from time to time by a holder in accordance with Rule 144 under the Securities Act.

As of June 30, 2016 there was an aggregate principal amount of $1,470,000 of outstanding convertible debt, which, subject to certain limitations, may be convertible by holders into an aggregate of 595,555 shares of common stock. As of the filing date of this Annual Report on Form 10-K, there is an aggregate principal amount of $2,545,199 of convertible debt, which may be convertible into a total of 1,253,792 shares of Common Stock, at a conversion price of $2.03 per share.

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

We have issued a total of 25,000 shares of Series E preferred stock and 605,000 shares of Series D preferred stock and our board is authorized to issue up to an additional 4,370,000 shares of preferred stock without any further action on the part of our stockholders. Pursuant to our certificate of incorporation, our board has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. Our board may, at any time, authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock, and the right to the redemption of the shares, before the redemption of our common stock, which may have a material adverse effect on the rights of the holders of our common stock. In addition, our board, without further stockholder approval may, at any time, issue large blocks of preferred stock. Pursuant to the certificates of designations governing the rights and preferences of our outstanding shares of Series E preferred stock and Series D preferred stock, each share of preferred stock has certain rights and preferences, including the right to receive dividends in preference to our common stockholders. In addition, we must obtain the approval of the holders of a majority of the shares of outstanding convertible preferred stock in order to: (i) amend, alter or repeal any provisions of our Certificate of Incorporation which would materially adversely affect any of the preferences, rights, powers or privileges of such preferred stock (ii) create, authorize or issue any other class or series of preferred stock on a parity with, or having greater or preferential rights than, the outstanding convertible preferred stock, (iii) redeem, repurchase or otherwise acquire for value, or set aside for payment or make available for a sinking fund for the purchase or redemption of, any stock ranking junior to on a parity with the outstanding convertible preferred stock, or (iv) enter into any agreement which would prohibit or restrict our right to pay dividends on the outstanding convertible preferred stock. The need to obtain the approval of holders of our convertible preferred stock before taking these actions could impede our ability to take certain actions that management or our board may consider to be in the best interests of our stockholders. Any failure to obtain such approval could limit our business flexibility, harm our business and result in a decrease in the value of our common stock or convertible preferred stock.

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

In addition, our stockholders approved an amendment to the Company’s Amended Certificate of Incorporation to restrict certain transfers of our common stock (the “Protective Amendment”). The Protective Amendment is designed to prevent certain transfers of common stock that could result in an ownership change under Section 382 of the Internal Revenue Code and, therefore, materially inhibit the Company’s ability to utilize its net operating losses under federal tax laws. As a result of the Protective Amendment, the Company’s shares of common stock are subject to transfer restrictions such that holders of common stock are restricted from attempting to transfer (which includes any direct or indirect acquisition, sale, transfer, assignment, conveyance, pledge or other disposition) any of the shares of common stock (or options, warrants or other rights to acquire the common stock, or securities convertible or exchangeable into common stock), to the extent that such transfer would (i) create or result in an individual or entity becoming a 4.9 % shareholder of the common stock for purposes of Section 382 of the Internal Revenue Code of 1986, as amended and the related Treasury Regulations (which are referred to as a “4.9 Percent Shareholder”) or (ii) increase the stock ownership percentage of any existing 4.9 Percent Shareholder. Transfers that violate the provisions of the Protective Amendment shall be null and void ab initio and shall not be effective to transfer any record, legal, beneficial or any other ownership of the number of shares which result in the violation of the Protective Amendment (which shares are referred to as “Excess Securities”). Instead, the purported transferee would be required, upon demand by the Company, to transfer the Excess Securities to an agent designated by the company for the limited purpose of consummating an orderly arm’s-length sale of such shares. The net proceeds of the sale will be distributed first to reimburse the agent for any costs associated with the sale, second to the purported transferee to the extent of the price it paid, and finally any additional amount will be distributed to a charitable beneficiary. If the excess stock is sold by the purported transferee, such person will be treated as having sold the excess stock on behalf of the agent, and will be required to remit all proceeds to our agent. To the extent permitted by law, any stockholder who knowingly violates the Protective Amendment will be liable for any and all damages we suffer as a result of such violation. The Protective Amendment has an “anti-takeover” effect because, among other things, it restricts the ability of a person, entity or group to accumulate more than five percent of the company’s common stock and the ability of persons, entities or groups now owning more than five percent of the outstanding shares of common stock from acquiring additional shares of the Company’s common stock without the approval of the board.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

AEON Properties

Our AEON business provides its services utilizing state of the art testing equipment and proprietary sampling preparation at its 28,000 square foot campus located at 2225 Centennial Drive, Gainesville, Georgia 30504. AEON also uses the latest in robotic sample preparation machinery for its toxicology, pharmacogenomics and hereditary cancer testing. Robotic sample preparation increases AEON’s throughput, as well as minimizes the potential for human errors.

We lease this facility from Centennial Properties of Georgia, LLC under a lease agreement dated March 1, 2014, as amended January 20, 2016. Following the AEON Acquisition, this facility serves as our corporate headquarters and executive offices. The lease, as amended, provides for a term of 12 years expiring March 2026. The lease payment for the remaining lease term is as follows:

Monthly
Rent	Start	End
($)
46,500	02/01/16	03/31/17
48,000	02/01/17	03/31/18
49,500	02/01/18	03/31/19
51,000	02/01/19	03/31/20
52,500	02/01/20	03/31/21
54,000	02/01/21	03/31/22
55,500	02/01/22	03/31/23
57,000	02/01/23	03/31/24
58,500	02/01/24	03/31/25
60,000	02/01/25	03/31/26

In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a first priority lien and security interest in substantially all of its assets.

The landlord under the lease is Centennial Properties of Georgia, LLC, a Georgia limited liability company. Centennial is owned by Sonny Roshan, our Chairman and Chief Executive Officer, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom are former members of AEON and who has received and may in the future receive common stock as a result of the AEON Acquisition.

Authentidate Properties

AHC had entered into a lease agreement for its executive offices located in Berkeley Heights, New Jersey on July 11, 2005. The lease was originally for a term of 10 years and four months and covered approximately 19,700 total rentable square feet. On September 23, 2015, AHC amended the lease to relocate its offices to approximately 5,200 total rentable square feet in the same building and completed our relocation on November 1, 2015. The amended lease has a term of six years from the occupancy date, with annual rentals ranging from approximately $135,000 in the first year to $148,000 in the final year. The lease also provides for a one-time option to renew it for a term of five years at the then-current market rate and, provided AHC pays an early termination fee, includes an early termination option on each of the 18-month, 27-month and 36-month anniversary dates of the effective date of the amendment. As part of the lease agreement, AHC reduced its letter of credit securing its lease payments to approximately $121,000.

Item 3.	Legal Proceedings.

From time-to-time, the Company is subject to claims in legal proceedings arising in the ordinary course of its business, including payroll-related and various employment-related matters. Except as described below, all litigation currently pending against us relates to matters that have arisen in the ordinary course of business and we believe that such matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

In December 2015, a vendor served a summons and complaint against us seeking to recover alleged amounts due. The caption of the litigation was Eurotech, Inc. vs. Authentidate Holding Corp. and the venue was the Circuit Court of Howard County, State of Maryland Case N. 13-C-15105926. Plaintiff alleged breach of contract and equitable relief. On June 28, 2016, the case was settled for $325,000.

A complaint was filed by a former independent contractor who was involved in sales and marketing of the Company’s products and services. In the complaint, the plaintiff alleged certain commissions had not been paid in full and were due under a collective agreement. The Company believes that the contractor was overpaid and has asserted a counter claim for reimbursement of such overpayments. The Company and its legal counsel intend to vigorously defend the claim and pursue the counterclaim. The parties have completed initial discovery and the matter remains pending. The Company believes the resolution of this matter will not have a material effect on its financial position, result of operations or liquidity.

The Company filed a complaint in the state of Georgia in November 2015 against a former salesperson and an independent competitor for solicitation of a certain customer list.  The caption of the case is Peachstate Health Management, LLC v. Stephan Todd Smith and Onsite MD, LLC, Superior Court of Hall County, State of Georgia, Case No. 2015 CV 2345 A. The complaint alleges that the defendant used Company property including the customer list in an improper and illegal manner. The case has recently been resolved as to Onsite MD, LLC. The Company believes the resolution of this matter will not have a material effect on its financial statements.

 In connection with the termination of the Company’s employment relationship with certain executives, including the former Chief Executive and Chief Financial Officers of AHC, the Company is presently reviewing its severance obligations to them and the vesting of other post-termination provisions. The Company believes that it has accrued all related severance costs as of June 30, 2016 related to the past terminations. Both the former CEO of AHC, O’Connell Benjamin, and the former CFO, William A. Marshall, have commenced arbitration proceedings against AHC before the American Arbitration Association ("AAA"). A demand for arbitration was filed with the AAA on or about June 22, 2016 by Mr. Benjamin, who served as the CEO for AHC for several years until February 18, 2015. Mr. Benjamin has demanded payment of severance compensation of $341,620 and other benefits, including the vesting of certain stock option awards, pursuant to an employment agreement.  The Company believes that it has valid defenses to his claims and intends to vigorously defend this matter.  Further, a demand for arbitration was filed with the AAA on or about August 12, 2016 by Mr. Marshall, who served as the CFO for AHC for approximately ten years until March 1, 2016.  The demand for arbitration involves Mr. Marshall’s request for an amount of approximately $338,000 in severance compensation pursuant, and other benefits, including the vesting of certain stock options, pursuant to the terms of an employment agreement. Management believes that these legal matters, individually or in aggregate, will not have a material adverse effect on our financial position, results of operations, or cash flows. However, litigation such as described above, is subject to inherent uncertainties and there can be no assurance that management’s opinion of the anticipated effect of these matters will be correct or that it will not change in the future.

The Company is a defendant in a recently filed action under the caption, Cogmedix, Inc. v. Authentidate Holding Corp. in the Superior Court of Worcester County, Commonwealth of Massachusetts, Case No.1685CV01318B . Suit was filed on September 6, 2016 alleging the principal amount of $227,061 remains outstanding on a purchase order dated December 6, 2013.  Based on the facts of which we are currently aware, management believes that this matter will not have a material adverse effect on our financial position, results of operations, or cash flows. However, this matter is subject to inherent uncertainties and management’s assessment may change in the future.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Prior to the AEON Acquisition, AEON was a privately held limited liability company and its membership interests did not trade on any market or exchange. The Company’s common stock currently trades on the OTC Pink market tier, an electronic quotation service operated by OTC Markets Group Inc., under the symbol “ADAT.” From January 29, 2016 until June 30, 2016, the Company’s, and prior to the AEON Acquisition, AHC’s, common stock traded on the OTCQB market tier, an electronic quotation service operated by OTC Markets Group Inc. Prior to January 29, 2016, AHC’s common stock traded on The NASDAQ Capital Market. The following table sets forth for the common stock, the high and low sales prices for the periods reflected below (after giving effect to our reverse 1 for 9 reverse stock split described below); provided that for the third and fourth quarters of our 2016 fiscal year, the table sets forth the high and low bid prices for our common stock as quoted on the OTC Pink market tier.

	High	Low

For the year ended June 30, 2016
First Quarter	$4.95	$0.81
Second Quarter	8.01	2.52
Third Quarter	6.75	2.85
Fourth Quarter	4.15	2.05

For the year ended June 30, 2015
First Quarter	$7.92	$3.96
Second Quarter	10.80	5.40
Third Quarter	8.45	1.80
Fourth Quarter	2.88	1.44

As of March 1, 2017, there were approximately 370 holders of record of the Company’s common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our common stock are held by depositories, brokers or other nominees. We believe that there are approximately 3,500 holders of our common stock.

NASDAQ Stock Market

On January 28, 2015, AHC received a staff deficiency letter from The NASDAQ Stock Market notifying AHC that for the prior 30 consecutive business days, the closing bid price per share of its common stock was below the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, as required by Listing Rule 5550(a) (2) (the “Bid Price Rule”). NASDAQ provided AHC with 180 calendar days, or until July 27, 2015, to regain compliance with the Bid Price Rule. To regain compliance with the Bid Price Rule, the closing bid price of its common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180 day grace period.

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

On July 29, 2015, AHC received a determination letter from the staff of The NASDAQ Stock Market stating that it has not regained compliance with The NASDAQ Capital Market minimum bid price of $1.00 requirement for continued listing set forth in NASDAQ Listing Rule 5550(a) (2). The NASDAQ determination letter also stated that AHC was not eligible for an additional 180-day extension to regain compliance with the minimum bid price rule because the company does not meet the minimum stockholders’ equity initial listing requirement for the NASDAQ Capital Market. The determination letter also stated that the Company did not maintain a minimum $2.5 million in stockholders’ equity for continued listing and did not meet the alternatives of market value of listed securities or net income as required under Listing Rule 5550(b) and that such deficiency serves as an additional basis for delisting. Pursuant to the determination letter, AHC requested a hearing to appeal this determination on August 5, 2015, and were granted a hearing on September 10, 2015. At the hearing AHC presented its plan to regain compliance with both the minimum bid price requirement of Listing Rule 5550(a) (2) and the minimum shareholders’ equity requirement of Listing Rule 5550(b) (1). On September 16, 2015, AHC received written notice that the Panel granted its request to remain listed on The NASDAQ Stock Market, LLC, subject to the condition that, on or before January 25, 2016, AHC shall announce and inform the Panel that AHC’s proposed business combination has closed and that NASDAQ’s Listing Qualifications Staff (the “Staff”) has approved the combined entity’s application for initial listing on NASDAQ. In its written notice, the Panel stated that during the granted exception period the company must promptly notify the Panel of any significant developments, particularly any event, condition or circumstance that may impact its ability to meet the terms of the exception granted by the Panel and that the Panel reserves the right to reconsider the granted exception in such an instance.

On January 27, 2016, AHC received notification from The Panel has determined to delist the shares of the AHC’s common stock from NASDAQ and that trading in the Company’s Common Stock will be suspended on NASDAQ effective at the open of business on January 29, 2016. Effective on January 29, 2016, the Company’s Common Stock began trading on the OTC Markets’ OTCQB market tier. On April 8, 2016, NASDAQ filed a Form 25 with the SEC to complete the delisting. The delisting became effective ten days after the filing of the Form 25. Subsequently, on July 1, 2016, the Company’s common stock was transferred from the OTC Markets’ OTCQB market tier to the OTC Pink tier. The Company’s Common Stock continues to trade on the OTC Markets’ OTC Pink tier under the trading symbol “ADAT.”

Reverse Stock Split

At the Special Meeting of Stockholders of AHC on January 20, 2016, the stockholders of the Company approved an amendment to the Company’s Amended Certificate of Incorporation to implement a reverse stock split, with the ratio to be determined by the board of directors of the Company, within a range of not less than 1-for-2 or greater than 1-for-10. The Board of Directors of AHC determined to fix the ratio for the reverse stock split at 1-for-9. Thereafter, on January 21, 2016, AHC filed a Certificate of Amendment to its Amended Certificate of Incorporation of AHC to implement a one-for-nine reverse split of its common stock (the “Reverse Split”). The Reverse Split was effective as of 5:00 p.m. (Eastern Time) on January 22, 2016, and AHC’s common stock began to trade on a post-split basis on January 25, 2016.

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

Dividend Policy

We have not paid any dividends on our common stock since our inception. We do not expect to pay any dividends on our common stock in the foreseeable future and plan to retain earnings, if any, to finance the development and expansion of our business. Further, our Certificate of Incorporation authorizes our Board of Directors to issue preferred stock with a preferential right to dividends. We currently have 25,000 shares of Series E preferred stock outstanding which have the right to receive dividends equal to an annual rate of 5% of the issue price payable on a semi-annual basis and 605,000 shares of Series D preferred stock outstanding which have the right to receive dividends equal to an annual rate of 5% of the issue price payable on a semi-annual basis in cash or shares of common stock, at our option. The shares of Series E preferred stock were issued in March 2017 in exchange for the surrender of the previously outstanding shares of Series B preferred stock

Sales of Unregistered Securities Unregistered Securities

Except as previously reported and as described elsewhere in this Annual Report on Form 10-K, we did not sell unregistered securities during the quarter ended June 30, 2016.

Securities Authorized for Issuance under Equity Compensation Plans

Disclosure pursuant to this item is provided below in Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Certain statements in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. These factors are discussed in this report and from time to time in other reports that we file with the SEC. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Recent Events

On January 27, 2016, AEON was merged into a newly formed acquisition subsidiary of AHC pursuant to the Merger Agreement. The merger certificate was filed with the Secretary of State of Georgia on January 27, 2016 and AEON survived the merger as a wholly-owned subsidiary of AHC. Our acquisition of AEON requires us to pay certain Earn-out Payments (as defined and described below) to the former members of AEON upon achievement of certain financial milestones. The Earn-out Payments must be paid in shares of our common stock. In accordance with the Merger Agreement, the members of AEON prior to the effective time of the AEON Acquisition became holders of shares of our common stock, issuable in tranches as described in below. The closing of the AEON Acquisition occurred on January 27, 2016 and the Company filed a Current Report on Form 8-K on February 1, 2016 regarding the AEON Acquisition in accordance with the SEC regulations.

Pursuant to the terms of the Merger Agreement, among other things:

•	Following the AEON Acquisition, AEON is operated as a separate entity.

•	The former members of AEON prior to the effective time of the AEON Acquisition became holders of shares of our common stock issuable in tranches as follows (the payments referred to in (b), (c), (d) and (e) below are hereinafter be referred to as the “Earn-out Payments”):

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

(b)      In December 2016, we issued to the former AEON members 240,711 shares of common stock, representing 5.0% of the issued and outstanding shares of our common stock as of the close of business on the business day immediately prior to the closing date of the AEON Acquisition, following the approval of our shareholders of the Earn-out Payments.

(c)      In December 2016, we issued to the former AEON members 1,155,415 shares of common stock, representing 24% of the issued and outstanding shares of our common stock as of close of business on the business day immediately prior to the closing date of the AEON Acquisition, due to the determination that AEON achieved at least $16,000,000 in EBITDA for the calendar year ending December 31, 2015.

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

For accounting purposes, the additional shares of common stock which may be issued to the former AEON members will be treated as dividends.

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

Effective as of the closing of the merger, AEON changed its fiscal year end from December 31 to June 30. In view of this change, this Management’s Discussion and Analysis compares the financial statements as of and for the fiscal year ended June 30, 2016 with the financial statements as of and for the year ended June 30, 2015, which is comprised of the audited financial statements for the six-month transition period ending June 30, 2015 and the six month period from July 1, 2014 through December 31, 2014 included within the audited financial statements of AEON for the fiscal year ended December 31, 2014.

Overview of AEON Business

Prior to the closing of the AEON Acquisition, AEON was a privately-held Georgia limited liability company. AEON was founded in June 2010 by Hanif (“Sonny”) Roshan, our Chairman. AEON is based in a 28,000 square foot campus in Gainesville, Georgia. Going forward the AEON business will constitute the majority of the combined company’s business.

AEON’s primary business focus is on the “Personalized Medicine” approach to laboratory testing. This includes the testing of an individual’s blood, urine or saliva for the presence of drugs or chemicals and the patient’s DNA profile.

AEON is an innovator in genomic testing with three established genetic tests in use today (pharmacogenomics, cancer genetic testing and cancer tumor) and a pipeline of additional genetic tests in development which it plans to bring to market over the coming eighteen months. AEON is investing to expand its genetic testing capabilities to address the rapidly increasing demand for personalized medical analysis that involves using an individual’s genetic profile to guide decisions regarding the prevention, diagnosis, and treatment of disease. AEON strives to offer unique testing specifically designed for its increased focus on personalized medicine, with superior service levels. In this effort, AEON provides advanced testing in DNA pharmacogenomics, cancer genetics and molecular microbiology. Genomic testing is more complex than conventional toxicology testing, requires unique knowledge and significantly more sophisticated equipment. As a result, genomic testing commands higher pricing and significantly less competition.

Toxicology is a major component of AEON’s product mix and will continue to be an important element of AEON’s business strategy. AEON’s toxicology testing provides information about the medication and other substances in the patient’s system from either urine or oral fluid samples. This information helps guide a clinician’s treatment of a patient. In addition, this testing ensures the safe use of prescriptions and is designed to help doctors provide the highest level of care. AEON offers a comprehensive set of toxicology tests and conducts more than 13,000 tests per month.

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

Overview of AHC Business

AHC provides secure web-based revenue cycle management applications and telehealth products and services that enable healthcare organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. AHC’s web-based services are delivered as Software as a Service (SaaS) to its customers interfacing seamlessly with billing and document management systems. These solutions incorporate multiple features and security technologies such as business rules based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient management capabilities. Both web and fax-based communications are integrated into automated, secure and trusted workflow solutions.

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

Billings for laboratory testing services are reimbursed by third-party payors net of allowances for differences between amounts billed and the cash receipts from such payors. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC-605 “Revenue Recognition”, the Company recognizes revenues when there is a persuasive evidence of an arrangement, title and risk of loss have passed, product is shipped or services have been rendered, sales price is fixed or determinable and collection of the related receivable is reasonably assured.

Historically, the Company had recognized revenue for laboratory services upon cash receipt because the criteria to recognize revenues under ASC-605 had not been met at the time test results were delivered since the fee was not fixed and determinable until the third payor remitted payment given the limited experience and history to develop a reliable estimate of the provision for contractual adjustments (that is, the difference between established rates and expected third-party payments) and discounts (that is, the difference between established rates and the amount billable). The Company has continuously reassessed its ability to develop reliable estimates of the provision for contractual adjustments and discounts and over the past year and has made investments in its systems and process around its billing system to improve the quality of information generated by the system. Given these ongoing investments and improvements and based upon the financial framework the Company uses for estimating the provision for contractual adjustments and discounts, in the second quarter of fiscal 2016, the Company concluded that it was able to reasonably estimate its provision for contractual adjustments and discounts and began recognizing revenue at the time test results are delivered, net of estimated contracted allowances.

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

Long-lived assets held and used by the Company are reviewed for impairment, in accordance with FASB ASC Topic 360, "Property, Plant, and Equipment", whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. At June 30, 2016 and 2015, respectively, the Company did not record any impairment charges.

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

Prior to the reverse merger, AEON elected to be taxed as an S Corporation for federal and certain state income tax purposes. Under this election substantially all of the profits, losses, credits and deductions of the Company are passed through to the individual shareholders. Therefore, prior to the reverse merger no provision or liability for income taxes has been included in these consolidated financial statements except for state and localities where the S Corporation status has not been recognized.

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

Recent Accounting Pronouncements. See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during fiscal 2016 and certain accounting standards that we have not yet required to implement and may be applicable to our future operations.

Results of Operations

Fiscal Year ended June 30, 2016 Compared to Fiscal Year ended June 30, 2015

Revenues for the year ended June 30, 2016 were $34,577,000 compared to $24,445,000 for the prior year period. These results reflect an increase from our service fee revenues including testing and the physician network, the addition of web based hosted software services, telehealth products and post-contract support services, as well as increase of approximately $1,802,000 from a change to recognizing revenue at the time test results are delivered, net of estimated contractual allowances. Revenues for the fiscal year ended June 30, 2016 reflects the adjustment of revenue estimates based on historical experience, as described in greater detail in Item 9A, “Controls and Procedures” under the caption “Restatement of 10-Q for the Period Ended March 31, 2016”.

Cost of revenue increased to $6,877,000 (19.9% of revenue) for the year ended June 30, 2016 compared to $4,221,000 (17.3% of revenue) for the prior year period due to the revenue increase mentioned above. The increase in cost of revenue as a percentage of revenue is primarily due to reductions in government and private reimbursements.

Gross margin increased to $27,700,000 or 80.1%, of revenue for the year ended June 30, 2016 compared to $20,224,000 or 82.7% for the prior year period. Gross margin as a percent of revenue decreased for the year ended June 30, 2016, primarily due to reductions in government and private reimbursements.

Selling general and administrative (SG&A) expenses increased to $19,147,000 for the year ended June 30, 2016 as compared to $8,976,000 for the prior year period due primarily to increases in personnel and marketing costs. The 2016 increase was primarily due to a $3,724,000 increase in commissions, a $3,690,000 increase in payroll and an $890,000 increase in accounting and legal fees.

Share based compensation expenses were $1,585,000 for the year ended June 30, 2016, expenditures which did not occur in the prior year period.

Depreciation and amortization expense was $1,150,000 for the year ended June 30, 2016 compared to $854,000 for the prior year period due primarily to depreciation and amortization of assets acquired in the merger.

Other expense was $207,000 compared to $1,135,000 for the prior year period due primarily to increases in interest expense offset in part by a decrease in charitable contributions.

The reverse merger triggered certain tax events, which provided a net provision of $325,000 for the year ended June 30, 2016 compared to a provision of $22,000 in the prior year period.

Net income for the year ended June 30, 2016 was $5,265,000 or $1.32 per share on a fully diluted basis compared to $9,237,000 or $9.64 per share for the prior year period due to the factors mentioned above.

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

Cash Flows

At June 30, 2016 cash and cash equivalents amounted to $1,415,000 and total assets as of that date were $51,673,000. Since June 30, 2015 cash and cash equivalents decreased by $3,776,000. Currently, our available cash and cash equivalents as of the filing date of this Annual Report on Form 10-K is approximately $865,000 and our current estimated monthly operational requirements is approximately $2,200,000. Net cash provided by operating activities for the year ended June 30, 2016 was approximately $7,900,000, net cash used by investing activities was $1,651,000, and total cash used was $3,776,000.

Going Concern

As of the filing date of this Annual Report on Form 10-K, and after giving effect to the recent note exchange transaction described in greater detail above in Item 1 – Business – Recent Developments – Exchange of Notes and Series B Preferred Stock, there is outstanding an aggregate principal amount of $2,545,199 of senior secured convertible notes with a maturity date of March 20, 2018. We expect our existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, no assurances can be given, that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, we need to raise additional capital and are exploring potential transactions to improve our capital position. Unless we are able to increase revenues substantially or generate additional capital from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time.

We are exploring potential transactions to improve our capital position to ensure we are able to meet our financing and working capital requirements. We would expect to raise additional funds through obtaining a credit facility from an institutional lender or undertaking private debt financings. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing or preferred stock, if available, may involve covenants that restrict our business activities and options and such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. We may also enter into financing transactions which involve the granting of liens on our assets or which grant preferences of payment from our revenue streams, all of which could adversely impact our ability to rely on our revenue from operations to support our ongoing operating costs. Alternatively, we may seek to obtain new financing from existing security holders, which may include reducing the exercise or conversion prices of outstanding securities, or the issuance of additional equity securities. Currently, we do not have any definitive agreements with any third-parties for such transactions and there can be no assurance; however, that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially or potentially suspend operations, any of which would have a material adverse effect on our business, financial condition and results of operations.

Commitments

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Leases
Operating	$7,009,000	$699,000	$1,460,000	$1,543,000	$3,307,000
Capital	28,000	16,000	12,000	-	-
Total lease obligations	$7,037,000	$715,000	$1,472,000	$1,543,000	$3,307,000

AEON’s leases its facilities under a lease agreement dated March 1, 2014, as amended January 20, 2016. The lease, as amended, provided for a term of 12 years expiring March 2026. The lease payments are as follows:

•     the monthly rent of $23,750 from March 1, 2014 through March 31, 2015; and

•     the monthly rent of $24,250 from April 1, 2015 through January 31, 2016;

The lease, as amended, provides for a term of 12 years expiring March 2026. The lease payments are as follows:

Monthly
Rent	Start	End
($)
46,500	02/01/16	03/31/17
48,000	02/01/17	03/31/18
49,500	02/01/18	03/31/19
51,000	02/01/19	03/31/20
52,500	02/01/20	03/31/21
54,000	02/01/21	03/31/22
55,500	02/01/22	03/31/23
57,000	02/01/23	03/31/24
58,500	02/01/24	03/31/25
60,000	02/01/25	03/31/26

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

AHC has entered into a lease for its offices in New Jersey, which has a term of six years following the occupancy date and annual rentals ranging from approximately $135,000 in the first year to $148,000 in the final year. The lease also provides AHC with a one-time option to renew the lease for a term of five years at the then-current market rate and, provided AHC pays an early termination fee, allows AHC an early termination option on each of the 18-month, 27-month and 36-month anniversary dates of the effective date of the amendment. As part of the lease agreement, AHC reduced its letter of credit securing its lease payments to approximately $121,000.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

As of June 30, 2016, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remained outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 27,777 shares of our common stock at a conversion rate of $25.20. As of June 30, 2016, no shares of the Series B preferred stock have been redeemed. Dividends on the Series B preferred stock accrues at a rate of $70,000 per annum. At June 30, 2016, the Company has accrued dividends in the amount of $70,000 which remain unpaid. In March 2017, we exchanged the outstanding shares of Series B Preferred Stock for shares of Series E Preferred Stock. The shares of Series E Preferred Stock are initially convertible into an aggregate of 187,500 shares of Common Stock at the initial conversion rate of $4.00 per share. The Series E Preferred Stock will be redeemable at our option commencing one year after the closing date (provided that our common stock is listed on a national securities exchange at such time and the Series E Preferred Stock will pay dividends at the rate of 5% per annum in cash. Pursuant to the exchange agreement for the preferred stock, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock.

In connection with our private placement of Series D preferred stock in June 2013, we issued 665,000 shares of Series D 5% convertible preferred stock. Presently, there are 605,000 shares of Series D preferred stock outstanding. The Series D preferred stock is convertible into 619,154 shares of our common stock at the conversion rate of $9.77139 per share. Each share of Series D preferred stock has a stated value of $10.00 per share. The Company has the right to repurchase these shares at the stated value per share, plus accrued and unpaid dividends and to require the holders to convert such securities into common stock starting in June 2016. Each holder of our Series D preferred stock has the right to convert such shares into common stock at any time commencing on the six month anniversary date of the issue date. The Series D preferred stock pays dividends at the rate of 5% per annum, payable in cash or shares of common stock, at the Company’s option, subject however, to limitations required by the NASDAQ stock market. At June 30, 2016, the Company has accrued dividends in the amount of approximately $332,000 which remain unpaid.

On July 11, 2016, at the Special Meeting of Shareholders (the “Special Meeting”) of the Company, the Company’s shareholders approved, among other things, (i) the issuance of shares of Common Stock in connection with earn-out payments that may become payable in the future to former members of AEON, (ii) an amendment to the Company’s certificate of incorporation, as amended, to change its name to “Aeon Global Health Corp.” and (iii) an amendment to the Authentidate Holding Corp. 2011 Omnibus Equity Incentive Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder by 1,000,000 shares.

As a result of the approval of the issuance of shares of common stock in connection with earn-out payments that may become payable in the future to former members of AEON, by the shareholders of the Company at the Special Meeting, the Company issued to the former members of AEON an aggregate of 240,711 shares of common stock. In addition, based on the achievement of the initial earnings milestone under the Merger Agreement, the Company issued the former members of AEON an aggregate of 1,155,415 shares of common stock.

On August 7, 2016, the employment of Richard Hersperger, Chief Executive Officer of the Company, terminated. In connection therewith, the Company and Mr. Hersperger anticipate entering into a separation agreement. Mr. Hersperger currently remains a member of the Board of Directors of the Company.

Hanif (“Sonny”) Roshan, the Company’s current Chairman, assumed the position of Chief Executive Officer on August 7, 2016.

On January 31, 2017, the Company terminated its employment of Thomas P. Leahey, who had served as the Company’s interim chief financial officer, treasurer and principal accounting officer since March 3, 2016, effective immediately. The Company has not entered into any compensatory or severance arrangements with Mr. Leahey in connection with Mr. Leahey’s termination. As Mr. Leahey’s services were provided to the Company pursuant to an engagement agreement between the Company and Windham Brannon, P.C., the Company also terminated its agreement with Windham Brannon effective as of January 31, 2017. On January 31, 2017, the Company thereafter appointed Hanif A. Roshan, who currently serves as the Company’s Chief Executive Officer and Chairman of the Board, as its interim Principal Accounting Officer, effective immediately. Mr. Roshan shall serve in this capacity until such time as the Company appoints a new Chief Financial Officer.

In addition, on January 31, 2017, the Company determined to eliminate the position of Chief Operating Officer effective immediately. Accordingly, the Company’s employment of William P. Henry, who has been serving as the Company’s Chief Operating Officer since January 27, 2016, terminated effective as of January 31, 2017. On February 27, 2017, the Company entered into a separation agreement and general release with Mr. Henry addressing post-employment compensation arrangements. The separation agreement provides that Mr. Henry will receive the following in consideration of the general release granted by him to the Company: (i) a severance payment in the amount of $160,000, payable in equal installments on each of the Company’s regular pay dates during the twelve months commencing on the first regular executive pay date after May 1, 2017; (ii) such number of shares of Common Stock of the Company which shall be determined by dividing $160,000 by the closing sales price of the Company’s Common Stock on the execution date of the separation agreement; (iii) stock option awards previously granted to Mr. Henry during his service as the chief strategy officer of the Company shall remain exercisable for the full duration of their original exercise periods; and (iv) Mr. Henry’s current health and insurance benefits will continue until February 1, 2018 and the Company shall promptly reimburse Mr. Henry for unreimbursed business expenses arising out of his service to the Company and for reasonable legal fees and costs of negotiating the Separation Agreement. Effective with the execution of the separation agreement, Mr. Henry resigned from the Board of Directors.

Effective as of January 31, 2017, the Company accepted a short term loan in the aggregate principal amount of $250,000 from Hanif A. Roshan, the Company’s Chief Executive Officer and Chairman of the Board. To evidence the loan, the Company issued Mr. Roshan a promissory note (the “Note”) in the aggregate principal amount of $250,000. The Note is an unsecured obligation of the Company and is not convertible into equity securities of the Company. The Note is due and payable on the 30-day anniversary of the issue date and interest shall accrue on the Note at the rate of 12.0% per annum. The Note was exchanged for a new secured convertible note in the exchange transaction described below.

On March 20, 2017, the Company entered into a note exchange agreement with the holders of an aggregate principal amount of $2,170,000 of outstanding promissory notes (the “Original Notes”), which were due and payable, pursuant to which the Company agreed to issue the holders of such notes, in consideration of the cancellation of the Original Notes, new promissory notes in the aggregate principal amount of $2,545,199, which is equal to the sum of the aggregate principal amount of the original notes plus the accrued but unpaid interest on the Original Notes (the “New Notes”). The New Notes are convertible into shares of the Company’s Common Stock at an initial conversion price of $2.03 per share. Based on the initial conversion prices, the New Notes will be convertible into up to 1,253,792 shares of common stock. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price will be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the conversion price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. All of the New Notes have a maturity date of one year from the closing date. The New Notes are being issued in consideration of the exchange of (i) and aggregate principal amount of $950,000 of Original Notes currently convertible at a price of $2.25 per share, (ii) an aggregate principal amount of $520,000 of Original Notes which are currently convertible at a price of $3.00 per share, and (iii) an aggregate principal amount of $700,000 of unconvertible Original Notes.

The New Notes will bear interest at the rate of 5% per annum with interest payable upon maturity, the conversion of the New Notes or on any earlier redemption date. Commencing one month after the Company’s common stock is listed for trading on a national securities exchange the Company will have the right to redeem all or any portion of the outstanding principal balance of the New Notes, plus all accrued but unpaid interest at a price equal to 110% of such amount. The holders of the New Notes shall have the right to convert any or the entire amount to be redeemed into common stock prior to redemption. Subject to certain exceptions, the New Notes are senior to existing and future indebtedness of the Company and will be secured by a first priority lien on all of the Company’s assets to the extent and as provided in a Security Agreement entered into between the Company and the holders. Subject to certain exceptions, the New Notes contain customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default. Upon the occurrence of an event of default under the New Notes, the holders may require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal, plus accrued and unpaid interest.

In connection with the exchange of the Original Notes for the New Notes, the parties agreed that the holder of all of our outstanding shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) would exchange all of its outstanding shares of Series B Preferred Stock for shares of a new series of convertible preferred stock to be designated as Series E Convertible Preferred Stock (the “Series E Preferred Stock”). Accordingly, on March 20, 2017, the Company also entered into a separate exchange agreement with the holder of the shares of Series B Preferred Stock, to exchange such shares for a total of 25,000 shares of Series E Preferred Stock. The shares of Series E Preferred Stock are initially convertible by the holder into an aggregate of 187,000 shares of Common Stock at the initial conversion rate of $4.00 per share. The conversion price of the new preferred stock will be subject to adjustment solely in the event of stock dividends, combinations, splits, recapitalizations, and similar corporate events and does not provide for general price-based anti-dilution adjustments. Each share of Series E Preferred Stock will have a stated value of $30.00 per share. On March 20, 2017, we filed with the State of Delaware a Certificate of Designations, Rights and Preferences and Number of Shares of Series E Convertible Preferred Stock, referred to as the Series E Designation. The Series E Designation defines the rights and preferences of the Series E Preferred Stock and provides that each share of Series E Preferred Stock will have the following rights and preferences: (i) each holder of the Series E Preferred Stock will have the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock; (ii) the Series E Preferred Stock will be redeemable at our option commencing one year after the closing date (provided that the Company’s common stock is listed on a national securities exchange at such time); and (iii) the Series E Preferred Stock will pay dividends at the rate of 5% per annum in cash. Pursuant to the exchange agreement for the preferred stock, the holder of the shares of Series B preferred stock agreed to waive all unpaid dividends that had accrued on the shares of Series B preferred stock.

On March 1, 2017, the Company extended the expiration date of an aggregate of 309,547 outstanding common stock purchase warrants which were originally issued in March and September 2012 in separate private placements of the Company’s securities. Of the warrants extended, an aggregate of 124,370 warrants would otherwise have expired on March 15, 2017 and 185,177 warrants would have expired on September 29, 2017. In both cases, the expiration date of the warrants has been extended to September 29, 2018. All of these warrants have an exercise price of $12.06 per share. Other than the extension of the term of these warrants, the provisions of the warrants remain unchanged.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2016, we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks.

As of June 30, 2016, we are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At June 30, 2016, our unrestricted cash totaled approximately $1,415,000 and was in non-interest bearing checking accounts used to pay operating expenses.

Item 8.	Financial Statements and Supplementary Data.

The Financial Statements are annexed hereto at Part IV, Item 15 of this Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and principal financial officer (“PFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the date of this report our CEO also serves as our principal financial officer. Our management, under the supervision and with the participation of its CEO and PFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on that evaluation, our CEO and PFO concluded that our disclosure controls and procedures were not effective as of June 30, 2016. Our management identified material weaknesses in the control environment described below, and as a result of these material weaknesses, our CEO and PFO concluded that our disclosure controls and procedures were not effective as of June 30, 2016. Notwithstanding the foregoing, our CEO and PFO believe that the financial statements included in this report fairly present in all material respects (and in accordance with U.S. generally accepted accounting principles) our financial condition, results of operations and cash flows for the periods presented.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, “internal control over financial reporting” means a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance, based on an appropriate cost-benefit analysis, to the company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company; (2) provide reasonable assurance that the company’s transactions are recorded as necessary to permit preparation of the company’s financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of the company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the company’s financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework. Based on its assessment, AEON’s management concluded that, as of June 30, 2016, our internal control over financial reporting was not effective based on those criteria. This framework highlights that the control environment sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. In connection with the above assessment, AEON management identified material weaknesses in the control environment as follows:

•	We do not have sufficient resources in our accounting function and an insufficient level of monitoring and oversight, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non-financial personnel and financial personnel on our assessment of our disclosure controls and procedures and has concluded that the control deficiency represented a material weakness.

•	Due to a lack of sufficient resources within the accounting function, as referenced above, we did not establish and maintain effective controls over the identification of reduced revenue collections due to modifications of payor claims adjudication process and lack of communication between financial personnel and non-financial personnel which resulted in the overstatement of revenues and accounts receivable for the period ended March 31, 2016.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Management is committed to the continued planning and implementation of remediation efforts to address the material weaknesses as well as other identified areas of risk. These remediation efforts, summarized below, which are either implemented or in process, are intended to both address the identified material weaknesses and to enhance our overall financial control environment. In this regard, our initiatives include:

•	Control Environment - to remediate the control environment deficiencies, our leadership team, including the Chief Executive Officer for the merged company, has embarked on an initiative to reaffirm and reemphasize the importance of internal controls, including tone at the top and the control environment. In addition, we specifically:

o	Will appoint a new Chief Financial Officer to replace the previous CFO who resigned in January 2017; and

o	Have initiated a thorough review of the design of the procedures for the preparation of financial statements with emphasis on compliance with GAAP.

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

In addition to the above actions, we intend to take the following additional steps to address the material weaknesses described above:

•	Hire additional personnel in our accounting department with sufficient U.S. GAAP and financial reporting experience.

•	Establish formal policies and procedures in internal accounting and audit function.

•	Conduct a thorough review of the design of the procedures for the preparation of financial statements with emphasis on compliance with GAAP.

Until the remediation actions are fully implemented and the operational effectiveness of related internal controls validated through testing, the material weaknesses described above will continue to exist. However, when fully implemented and operational, we believe the measures described above will remediate the control deficiencies that we have identified and strengthen its internal control over financial reporting. We are committed to continuing to improve its internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. In addition, senior management will ensure that its resulting disclosures are subject to a rigorous review process prior to finalizing and releasing financial statements. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In addition, the Company restated its Quarterly Report on Form 10-Q for the period ended March 31, 2016.

Restatement of 10-Q for the Period Ended March 31, 2016

On April 5, 2017, we filed an amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (the “Amended Form 10-Q”) to restate the financial statements contained therein. As described in our Amended Form 10-Q, the restatement was necessitated due to errors in the revenue estimates employed for the quarter ended March 31, 2016. This error was caused by the changes in the claims adjudication processes utilized by payors beginning in January 2016 as well as the decision by the Centers for Medicare and Medicaid Services (CMS) in January 2016 to reduce the unit reimbursement rate for many of the tests typically performed by the Company along with the number of tests that CMS would reimburse. Because Medicare and Medicaid account for close to 50% of our annual revenue, this reduction in reimbursement rates had a substantial negative impact on our revenue and because we were still billing at 2015 rates and did not adjust our historical percentage of total billings downward to compensate for the new lower reimbursement rates. Following management’s review of these matters, we determined that our estimated collections rate for the quarter ended March 31, 2016 should have been approximately 10.41%, instead of 15.25%, resulting in a decrease in revenues for the quarter of approximately $2,113,000. Management has also concluded that the errors in accounting for the changes in payor adjudication processes and the adjustment in CMS reimbursement rates resulted from the material weaknesses in our internal control over financial reporting. The Company will augment its plan to remediate the material weaknesses in its control structure to address the factors that resulted in the restatement to its Quarterly Report for the quarter ended March 31, 2016. The consolidated financial statements for the year ended June 30, 2016 presented in this Annual Report on Form 10-K reflect the adjustment mentioned above.

Item 9B.	Other Information.

As of December 31, 2015 we issued options to purchase an aggregate of 123,651 shares of common stock in lieu of cash fees earned for the service on our board of directors pursuant to our director compensation policy. The options were issued under the Company’s 2011 Omnibus Equity Incentive Plan. The options are exercisable for a period of ten years at the following exercise prices: 18,642 options are exercisable at $4.08 per share; 33,003 options are exercisable at $3.05 per share; 8,751 options are exercisable at $2.93 per share; 32,295 options are exercisable at $3.58 per share; and 30,960 options are exercisable at $3.50 per share. These securities were issued pursuant to the exemption from registration provided by Section 4 (a)(2) of the Securities Act of 1933, as amended.

As previously reported, on February 27, 2017, the Company entered into a separation agreement and general release (the “Separation Agreement”) with Mr. William P. Henry addressing post-employment compensation arrangements following the separation of his employment with the Company. As part of the compensation provided to Mr. Henry pursuant to the Separation Agreement, the Company issued Mr. Henry a total of 68,376 shares of Common Stock. These securities were issued pursuant to the exemption from registration provided by Section 4 (a)(2) of the Securities Act of 1933, as amended.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following presents information about the members of our Board of Directors and our executive officers as of March 2, 2017:

Name	Age	Office
Hanif “Sonny” Roshan(1)	52	Chief Executive Officer, Principal Accounting Officer and Chairman of the Board of Directors
Charles C. Lucas III	53	Director
Roy E. Beauchamp	72	Director
Marc A. Horowitz	57	Director
Varinder S. Rathore	44	Director
Mustafa Chagani	51	Director
Richard Hersperger (2)	56	Director

(1)         Under the terms of the Merger Agreement, the AEON members are entitled to nominate and have serve two persons to the Board of Directors of the Company. Pursuant to the Merger Agreement, effective on the closing of the AEON Acquisition, Mr. Roshan was appointed as the Chairman of the Company and his election to the Board of Directors was effective on February 15, 2016. On August 7, 2016, Mr. Roshan was named as the Company’s Chief Executive Officer in connection with the termination of Mr. Hersperger’s employment as Chief Executive Officer.

2)           Under the terms of the Merger Agreement, the AEON members are entitled to nominate and have serve two persons to the Board of Directors of the Company. Pursuant to the Merger Agreement, effective on the closing of the AEON Acquisition, Mr. Hersperger was appointed as the Chief Executive Officer of the Company and his election to the Board of Directors became effective on February 15, 2016. On August 7, 2016, the employment of Mr. Hersperger as the Company’s Chief Executive Officer terminated.

Additional Information Regarding Changes to the Board of Directors and Management

Our bylaws provide that the number of persons on the board of directors shall be between three and fifteen persons, as determined by the board of directors. All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are elected annually by, and serve at the discretion of, the board of directors. Prior to closing of the AEON Acquisition, our board of directors consisted of 10 members and following the closing of the transaction, the size of our board was reduced to nine members. Effective on the closing of the AEON Acquisition, Ian Bonnet, Todd A. Borus and J. David Luce resigned from their positions as directors of AHC and all of its affiliated entities and Mr. Bonnet also resigned as Chief Executive Officer and President of the Company and from all other officer positions of the Company and all its affiliated entities. Previously, on July 1, 2015, Jeffrey Beunier, a member of the Board of Directors notified the Board that he decided to resign from the board, effective immediately. Mr. Beunier had also served as Chairman of the Audit Committee of the board and was designated as the Audit Committee Financial Expert. More recently, on January 11, 2017, Ronald C. Oklewicz, who was appointed to our Board of Directors on January 9, 2016, resigned from the Board of Directors effective immediately.

On January 31, 2017, the Company terminated its employment of Thomas P. Leahey, who had served as the Company’s interim chief financial officer, treasurer and principal accounting officer since March 3, 2016. As Mr. Leahey’s services were provided to the Company pursuant to an engagement agreement between the Company and Windham Brannon, P.C., the Company also terminated such engagement agreement effective as of January 31, 2017. The Company also appointed Hanif A. Roshan, who currently serves as the Company’s Chief Executive Officer and Chairman of the Board, as its interim Principal Accounting Officer, effective as of January 31, 2017. It is anticipated that Mr. Roshan shall serve in this additional capacity until such time as the Company appoints a new Chief Financial Officer.

In addition, on January 31, 2017, the Company determined to eliminate the position of Chief Operating Officer effective immediately. Accordingly, the Company’s employment of William P. Henry, who has been serving as the Company’s Chief Operating Officer since January 27, 2016, terminated effective as of January 31, 2017. Mr. Henry, who had also served as a member of the Company’s Board of Directors since June 18, 2015, resigned from the Board of Directors effective February 27, 2017.

Biographical Information

The principal occupations and brief summary of the background of each of our directors and executive officers are as follows:

Hanif A. (“Sonny”) Roshan co-founded AEON in September 2011, and has served as its Chairman since that time. He has served as our Chairman since January 27, 2016, as our Chief Executive Officer since August 7, 2016 and as a director since February 15, 2016. Mr. Roshan was appointed as the Company’s interim principal accounting officer on January 31, 2017. From January 2000 to August 2010, Mr. Roshan served as the Chief Executive Officer of Universal Medical Services, LLC. In 2008, Mr. Roshan founded a chain of retail primary care clinics. Mr. Roshan also co-founded Palms Recovery Corporation, a provider of treatment for addiction, alcoholism, and dual diagnosis. Mr. Roshan also served as the Chief Financial Officer of Aeon Foundation from August 2013 to January 2015.

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

Marc A. Horowitz was elected to the AHC board of directors in December 2014. Mr. Horowitz is an entrepreneur in the healthcare information technology market with over 25 years of leadership and experience. Since February 2016, Mr. Horowitz has served as the business development executive for Clinithink, LLC, a provider of natural language terminology in the healthcare industry. From January 2015 to January 2016, Mr. Horowitz was the Executive Vice President of Invidasys, a cloud based provider of technology to the health insurance sector. Prior to that, from February 2009 until January 2015, Mr. Horowitz served as Senior Vice President of Health Language, Inc., now part of Wolters Kluwer, which provides users with the platform to manage standard and enhanced clinical terminologies on an enterprise scale. In 1997, Mr. Horowitz was a co-founder of Health Language and acted in various executive leadership roles through 2004 and again upon rejoining Health Language in February 2009. From 2004 to 2009, Mr. Horowitz was the Group Business Development Director of iSOFT, plc, now part of CSC, an international supplier of healthcare software applications. Mr. Horowitz has also held a number of other leadership, business development and marketing positions in the healthcare information technology sector. In December 2014, he completed serving two consecutive terms as the Chairman of the Affiliate Forum of the International Health Terminology Standards Development Organization, a multi-national not-for-profit organization that works to develop standards for health systems. The Affiliate Forum brings together users of SNOMED CT (Systematized Nomenclature of Medicine—Clinical Terms) to advise and support the IHTSDO.

Dr. Varinder S. Rathore was elected to the AHC board of directors on January 9, 2016 and is practicing Psychiatrist and has acted as Chief Medical Officer of Vitality Physicians Group Practice, P.C. since February 2013, and provides mental health and medical services to the patient population of the organization. Prior to that, from 2008 to January 2013, he practiced at the Albert Einstein Medical Center and was an Assistant Professor in the Department of Psychiatry. Dr. Rathore graduated with a degree in Biology from New York University and received his Medical Degree from St. George’s University School of Medicine. Dr. Rathore is double board certified in General Psychiatry and Addiction Psychiatry.

Mustafa Chagani was elected to the AHC board of directors on January 9, 2016 and is currently the CEO of Texas International Institute of Health Professions (dba) Vcare Community Clinics, a not-for-profit community based organization focused on providing equitable access to healthcare professions, health services to uninsured persons and economic development matters. Mr. Chagani has served in this capacity since January 2014. Prior to that, from January 2011 to October 2013, Mr. Chagani was the General Manager of the Ibn Sina Foundation and Community Medical Center, a not-for-profit organization that provides uninsured, underprivileged and underserved immigrant population of Houston reduced cost healthcare. Mr. Chagani’s professional career in the healthcare industry spans over twenty years. From July 2007 to June 2010, he held various positions at the Dow University of Health Sciences in Karachi, Pakistan, including the Director of Professional and Ancillary Services and the Project Director of the General Medical Hospital. He also previously held leadership positions at the Aga Khan University of Health Sciences. Mr. Chagani received an M.B.B.S. from the Sind Medical College in Karachi, Pakistan and a Higher Diploma in Hospital and Health Service Administration, from the South Bank University London, U.K.

Richard Hersperger has served as Chief Executive Officer of AEON from April 2015 until August 7, 2016, as our Chief Executive Officer from January 27, 2016 until August 7, 2016 and as a director since February 15, 2016. Prior to joining AEON, Mr. Hersperger served as Chief Executive Officer of The Business Referral Network, a technology company that he founded focused on business to business relationship marketing. Prior to that, Mr. Hersperger was Chief Executive Officer of Stream Meeting, Inc. He also founded Prism Networks and co-founded First Watch, a regulatory and compliance company, providing consulting services to healthcare clients in relation to their HIPAA and HIPAA HITECH-related issues including breach determination, breach mitigation and corporate compliance. Mr. Hersperger also co-founded and was Chief Executive Officer of Identity Theft Protection Inc., and served as the managing member of Energy U.S. LLC from September 2010 to April 2012 and was the Chief Executive Officer of Diversified Coal Corporation from April 2012 until March 2015.

Qualifications of Directors

The following table summarizes the specific experience, qualifications, attributes or skills of our directors:

Directors	Relevant Experience and Qualifications
Sonny Roshan	Mr. Roshan founded AEON and serves as its Chairman. AEON provides toxicology and genetic laboratory testing services to physicians and medical clinics in 48 states.

Charles C. Lucas	Significant business and legal experience, including his executive positions with Elevation LLC and The McAulay Firm. Significant experience in governance and leadership derived from his positions as a trustee of The Duke Endowment and service on the Board of Visitors of Duke University School of Law and the Board of Trustees of the University of North Carolina School of the Arts and current service as Chairman.

Roy E. Beauchamp	Extensive leadership experience in the government and private business sectors having achieved the rank of Lieutenant General in the U.S. Army, which included his service in a number of leadership positions involving technology management, production management, industrial base management, project management, contract management and logistics management. These positions included Commanding General—Defense Industrial Supply Center and Director of Logistics and Security Assistance, U.S. Central Command. Mr. Beauchamp also possesses significant business leadership experience gained from his service as an executive with the Washington Group International and through his consulting and advisory business.

Marc A. Horowitz	Significant leadership and business experience in the healthcare information technology industry. Director executive business experience in the healthcare technology field was gained through role as a founder and executive of Health Language, Inc. and an executive with iSOFT, plc. His role as the Chairman of the Affiliate Forum of the International Health Terminology Standards Development Organization, a multi-national not-for-profit organization that works to develop standards for health systems, provides him with significant knowledge and experience concerning the healthcare information technology industry.

Dr. Varinder Rathore	Dr. Rathore is a practicing Psychiatrist and has acted as Chief Medical Officer of Vitality Physicians Group Practice, P.C. since February 2013. As a practicing Psychiatrist, Dr. Rathore has significant and practical knowledge of the health care system, including billing related issues.

Mustafa Chagani	Mr. Chagani has extensive experience in the health care field and has been I the healthcare industry for over 20 years. He is currently Chief Executive Officer of Texas International Institute of Health Professions (dba) Vcare Community Clinics, a not-for-profit community based organization focused on providing equitable access to healthcare professions, health services to uninsured persons and economic development matters.

Richard Hersperger	Richard Hersperger has extensive experience serving in the capacity of the former Chief Executive Officer. As Chief Executive Officer of AEON, Mr. Hersperger was responsible for the design, marketing, promotion, delivery, risk management and quality of all AEON healthcare programs and services provided to our clinicians and patients. As CEO of AEON, he ensured that policies and practices effectively support sound and safe patient care, and that the delivery of healthcare services provides the highest level of a positive experience to the clinicians and patients.

Independence

Following completion of the transaction with AEON, our Board was comprised of nine (9) persons, of which six (6) qualify as independent directors, as defined in the Marketplace Rules of The NASDAQ Stock Market. Presently, the Company’s Board of Directors consists of seven (7) members, of which five (5) qualify as independent members. The Board has determined that each of Messrs. Lucas, Horowitz, Beauchamp, Rathore and Chagani qualify as independent directors. Mr. Roshan does not qualify as an independent director due to the fact that he is an executive officer. Further, in light of his positions as our former chief executive officer Mr. Hersperger does not qualify as an independent director.

Prior to the completion of the AEON Acquisition, our Board consisted of ten (10) individuals, of which seven (7) satisfied the definition of independent directors, as adopted by the NASDAQ Stock Market. Prior to closing of the AEON Acquisition, the members of our Board consistent of the following persons: Charles C. Lucas III, Ian C. Bonnet, William P. Henry, Roy E. Beauchamp, Todd A. Borus, Marc A. Horowitz, J. David Luce, Ronald C. Oklewicz, Varinder S. Rathore and Mustafa Chagani. We had determined that Mr. Bonnet was not an independent director due to the fact that he serves as our chief executive officer and president and Mr. Henry was not independent due to the fact that he is serving as the interim chief strategy officer. Our board determined on August 6, 2009, in connection with its approval of an award of 250,000 options to Mr. Luce that Mr. Luce no longer satisfied the independence criteria of The NASDAQ Stock Market following such grant as such grant was in consideration for services rendered in connection with our ExpressMD™ Solutions subsidiary and former joint venture. Effective on the closing of the Merger, Messrs. Bonnet, Borus and Luce resigned from their positions as directors of the Company and all of its affiliated entities and Mr. Bonnet also resigned as Chief Executive Officer and President of the Company and from all other officer positions of the Company and all its affiliated entities.

Family Relationships

There are no family relationships among our executive officers and directors.

Lazarus Board Agreement

On December 10, 2014, we entered into a new Board Nomination Agreement (the “2014 Board Agreement”) with Lazarus Partners and certain of its affiliates (the “Lazarus Group”), which beneficially owned approximately 29.3% of our common stock. Pursuant to the 2014 Board Agreement, we granted the Lazarus Group the right to nominate a second individual for election to our board and agreed to promptly appoint such nominee as a member of the board. Pursuant to this agreement, the Lazarus Group designated Mr. Horowitz and we elected him to our board of directors, effective immediately. Further, under the 2014 Board Agreement, we agreed to use our best efforts to include Mr. Horowitz in our slate of nominees recommended for election as a director during a three-year designation period, as defined under the 2014 Board Agreement. The 2014 Board Agreement further provides that if a board vacancy occurs during the designation period solely because of the death, disability, disqualification, resignation or removal of their designee, the Lazarus Group shall be entitled to designate such person’s successor. By virtue of the completion of the AEON Acquisition, the 2014 Board Agreement has expired.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires AHC’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of its common stock and other equity securities. Such persons are required by the SEC to furnish the Company with copies of all Section 16(a) forms that they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to AHC and written representations from certain reporting persons, all required Section 16(a) filings applicable to its directors, executive officers and greater-than-ten-percent beneficial owners were properly filed during the fiscal year ended June 30, 2016. However, during the 2016 calendar year, Messrs. Lucas, Beauchamp, Horowitz, Oklewicz, Rathore and Chagani did not file Form 4 reports reporting the grant of options pursuant to our director compensation policy. Reports on Form 4 for each such person were not filed for awards granted on March 31, 2016, June 30, 2016, September 1, 2016, September 30, 2016 and December 31, 2016. Each report on Form 4 that should have been filed would have reported the grant of the equity award to such person pursuant to the terms of our director compensation policy. The required reports were not filed due to disruptions in the Company’s internal grant reporting processes subsequent to the completion of the AEON acquisition and the corresponding changes in personnel, which resulted in the grants of the foregoing options not being timely communicated to the grantees. Reports on Form 4 have been filed by Messrs. Lucas, Beauchamp, Horowitz, Rathore and Chagani regarding these awards in March 2017.

Code of Ethics

On July 31, 2003, the AHC board of directors approved the Code of Ethics and Business Conduct for our Company and continues to remain in effect. The Code of Ethics and Business Conduct covers all our employees and Directors, including our chief executive officer and chief financial officer. During the fiscal year ended June 30, 2016, we did not waive any provisions of the Code of Ethics and Business Conduct. Our Code of Ethics and Business Conduct was filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003. We have also posted our Code of Ethics and Business Conduct on AHC’s web site at http://www.authentidate.com.

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

Audit Committee

From the beginning of our 2016 fiscal year and until the closing of the AEON Acquisition, the members of the Audit Committee of AHC were Marc A. Horowitz, Charles C. Lucas and Roy E. Beauchamp. Following the closing, Mr. Beauchamp resigned from service on the Audit Committee in light of his agreement with AEON described below under the caption “Certain Relationships and Related Party Transactions”. The members of the Audit Committee are presently Marc A. Horowitz and Charles C. Lucas. Mr. Horowitz currently serves as chairman of this committee. Each of the individuals that served on the Audit Committee during the fiscal year, and that currently serve on the Audit Committee, was, and is, an independent member of the Board of Directors. In addition, the Board of Directors determined that the members of the Audit Committee that served during the 2016 fiscal year and that currently serve on the Audit Committee, meet the additional independence criteria required for audit committee membership set forth in Rule 10 A-3 promulgated by the SEC under the Exchange Act. The Audit Committee acts to: (i) acquire a complete understanding of our audit functions; (ii) review with management the finances, financial condition and our interim financial statements; (iii) review with our independent auditors the year-end financial statements; and (iv) review implementation with the independent auditors and management any action recommended by the independent auditors.

Audit Committee Financial Expert. The Board of Directors has determined that Audit Committee member Charles C. Lucas is our audit committee financial expert, as defined under applicable SEC regulations, and is an independent member of our board.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by or paid to the named executive officers of the Company for services rendered during the fiscal year ended June 30, 2016, the six-month transition period ended June 30, 2015 and for the year ended December 31, 2015. During fiscal 2016, we changed our fiscal year ended from December 31 to June 30. As a result, some of the information in this discussion that relates to the 2015 year, including information relating to the previously completed fiscal year, reflects and is for the six-month “transitional” period of January 1, 2015 to June 30, 2015, rather than being for a full year. Throughout this Annual Report, we sometimes refer to such six-month transitional period as the “Transition Period”, “Transition 2015” or “T2015.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Hanif Roshan (2)	2016	$140,769							$140,769
Chief Executive Officer and Chairman	2015T	$27,692	$-	$-	$-	$-	$-	$-	$27,692
Interim principal accounting officer	2015	$60,000	$-	$-	$-	$-	$-	$-	$60,000

Thomas P. Leahey (3)	2016	$50,000			$-				$50,000
Former Interim Chief Financial Officer	2015T	$-			$-				$-
	2015	$-	$-	$-	$-	$-	$-	$-	$-

William P. Henry (4)	2016	$202,725	$200,000	$-	$342,500	$-	$-	$-	$745,225
Former Chief Operating Officer	2015T	$-	$-	$-	$-	$-	$-	$-	$-
	2015	$-	$-	$-	$-	$-	$-	$-	$-

Richard Hersperger (5)	2016	$200,000	$5,000	$-	$-	$-	$-	$12,830	$217,830
Former Chief Executive Officer	2015T	$46,154	$-	$-	$-	$-	$-	$15,000	$61,154
	2015	$158,846	$-					$25,000	$183,846

Ian Bonnet (6)	2016	$173,112	$-	$-	$-	$-	$-	$-	$173,112
Former Chief Executive Officer	2015T	$100,128	$-	$195,000	$-	$-	$-	$-	$295,128
and President	2015	$100,128	$-	$195,000	$-	$-	$-	$-	$295,128

William A. Marshall (7)(8)	2016	$192,183	$-	$-	$-	$-	$-	$-	$192,183
Former Chief Financial Officer	2015T	$126,800	$-	$-	$-	$-	$-	$-	$126,800
and Treasurer	2015	$217,750	$-	$-	$-	$-	$-	$-	$217,750

(1)	Reflects the grant date fair value of the options granted during the period that are expected to vest. Estimated value of stock options represents the expense as calculated in accordance with FASB Accounting Standards Codification Topic 718: Compensation—Stock Compensation. A discussion of the methods used to calculate these values may be found in Note 2 to AHC’s Consolidated Financial Statements contained AHC’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

(2)	Effective as of the closing of the AEON Acquisition on January 27, 2016, Mr. Roshan, the Chairman of AEON, was appointed the Chairman of the Company, which is an executive officer position at the Company. On August 7, 2016, Mr. Roshan assumed the position of Chief Executive Officer of the Company following the termination of the employment of Mr. Hersperger on such date. Mr. Roshan was appointed as the Company’s Interim Principal Accounting Officer on January 31, 2017.

(3)	Mr. Leahey became our interim Chief Financial Officer and Treasurer effective as of March 1, 2016. Mr. Leahey’s services are provided to the Company pursuant to an engagement agreement between the Company and Windham Brannon, P.C. The agreement provides for a minimum term of 90 days and will renew at the end of each 30 day period unless terminated by the Company. Under this agreement, the Company will pay Windham Brannon a monthly fee of $12,500 for Mr. Leahey’s services. This agreement and Mr. Leahey’s services as our interim Chief Financial Officer, were terminated as of January 31, 2017.

(4)	Mr. Henry was appointed as our interim Chief Strategy Officer on July 23, 2015 and served as our Chief Operating Officer from January 27, 2016 to January 31 2017. We entered into an employment agreement with Mr. Henry on August 24, 2016 pursuant to which he received a base salary at the rate of $250,000 per annum and was entitled to a $200,000 bonus upon the completion of a change in control transaction. As of the date hereof, Mr. Henry has not received the accrued salary of $110,417 for the period commencing from the commencement of his employment to the closing of the AEON Acquisition and has not received the transaction bonus contemplated by his employment agreement. Mr. Henry also was granted an aggregate of 108,333 stock options under his employment agreement. Mr. Henry’s position as our interim Chief Strategy Officer, and his employment agreement, terminated effective with the closing of the AEON Acquisition.

(5)	Effective as of the closing of the AEON Acquisition on January 27, 2016, Mr. Hersperger, the former Chief Executive Officer of AEON, assumed the role of Chief Executive Officer of the Company. On August 7, 2016, the employment of Mr. Hersperger in all capacities with the Company terminated. The Company is considering its severance obligations, if any, to him and the treatment of other rights to compensation he may have following the termination of his employment with the Company. As of the date hereof, the Company has not reached a final resolution of this matter. Other compensation relates to amounts disbursed to Mr. Hersperger to offset travel expenses.

(6)	On February 18, 2015, AHC entered into an employment arrangement with Mr. Bonnet. The agreement was for an initial term of six months and was extended through September 18, 2015. Mr. Bonnet’s base salary was $275,000. On September 28, 2015, we entered into a new employment agreement with Mr. Bonnet continue his employment with us. Pursuant such new employment agreement, Mr. Bonnet’s base salary remained at $275,000 and we granted him an award of 33,333 stock options. Mr. Bonnet was awarded 27,778 restricted stock units under his original employment agreement with us. Mr. Bonnet resigned as the Chief Executive Officer and a director on January 27, 2016. The Company has considered its severance obligations, if any, to him and the vesting and other post-termination provisions of certain of the unexercised stock options and other unvested stock options and unvested restricted stock units held by him as of the effective date of his resignation from the company. As of the date hereof, the Company has not reached a final resolution of this matter.

(7)	On February 18, 2010, a compensation modification program was implemented. Pursuant to this program, Mr. Marshall accepted a reduction in his base salary to 85% of his base salary until such time as AHC achieved cash flow breakeven, as defined. This continued through January 14, 2013. On January 15, 2013, a modification to the compensation modification program was implemented. Pursuant to this program, Mr. Marshall accepted a further reduction in his base salary to 70% of his base salary until the earlier of (i) such time as the Company achieves cash flow breakeven or (ii) January 14, 2014. In January 2014 these agreements were extended through January 15, 2015. In consideration of such agreements, Mr. Marshall received 6,219 restricted stock units during fiscal 2013 and 6,616 restricted stock units during fiscal 2014 which were to vest as the Company achieved cash flow breakeven. This program was not extended after January 15, 2015.

(8)	On January 27, 2016, Mr. Marshall tendered his resignation as Chief Financial Officer, Treasurer and Principal Accounting Officer of the Company, to be effective no later than March 1, 2016. As the Company and Mr. Marshall did not further extend the term of his employment, Mr. Marshall’s resignation as the Chief Financial Officer, Treasurer and Principal Accounting Officer of the Company became effective on March 1, 2016. The Company has considered its severance obligations, if any, to him and the vesting and other post-termination provisions of certain of the unexercised stock options and other unvested stock options and unvested restricted stock units held by him as of the effective date of his resignation from the Company. As reported above, Mr. Marshall commenced an arbitration proceeding against the Company and as of the date hereof, the Company has not reached a final settlement of this matter.

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

Base Salary

Presently, none of our named executive officers are party to a written employment agreement with us. The Board of Directors will determine in the future whether or not to enter employment agreements with any of our named executive officers. For fiscal 2016, we agreed that Mr. Roshan would receive a base salary of $140,769 per year and that Messrs. Hersperger and Henry would receive a base salary of $200,000 per year. There has been no grant of options or other equity awards to such persons in connection with the closing of the transaction or any other form of incentive compensation, other than the bonus compensation payable to Mr. Henry as described below for completion of the AEON transaction. Further, no termination, non-compete or severance agreements have been entered into with these individuals.

Prior to the AEON Acquisition, the Company had entered into employment agreements with its named executive officers, which are described in greater detail below. The base salaries payable to our named executive officers prior to the AEON Acquisition reflect the initial base salaries that we negotiated with them at the time of their initial employment or promotion and our subsequent adjustments to these amounts to reflect market increases, the growth and stage of development of our company, our executives’ performance and increased experience, any changes in our executives’ roles and responsibilities and other factors.

As described in greater detail below under the caption “Executive Compensation—Employment Agreements with Named Executive Officers” beginning in February 2010, we had commenced a compensation modification program with our former Chief Financial Officer pursuant to which we granted him equity awards in consideration of a reduction in his then-current base salary.

Equity Compensation.

Stock option awards provide our executive officers with the right to purchase shares of our common stock at a fixed exercise price typically for a period of up to ten years, subject to continued employment with our Company. Stock options are earned on the basis of continued service to us and generally vest over three years, beginning with one-third vesting one year after the date of grant with the balance then vesting in equal monthly installments over the following two-year period. Such vesting is intended as an incentive to such executive officers to remain with us and to provide a long-term incentive. However, we have also sought to base vesting of options on overall corporate performance. For example, as discussed below, the options granted to our former chief executive and chief financial officers in connection with the compensation modification agreements they entered into with us in February 2010, February 2011 and June 21, 2012 and the restricted stock units awarded in January 2013 and January 2014, will vest either on the date determined that we achieve Cash Flow Breakeven or in the event of a termination of employment either without “cause” or for “good reason”, as such terms are defined in their employment agreements with us. Further, the restricted stock units granted to Mr. Bonnet, our former chief executive officer, also included vesting provisions linked to performance goals.

Options are generally exercisable for a limited period of time after termination of employment (other than termination for cause) if vested, subject to certain rights that were negotiated in connection with the employment agreements we entered into with our named executive officers. We do not require that any portion of the shares acquired be held until retirement, we do not have a policy prohibiting a director or executive officer from hedging the economic risks of his or her stock ownership and we do not have any minimum stock ownership requirements for executive officers. Stock options have been granted pursuant to our 2000 Employees Stock Option Plan (the “2000 Plan”), our 2010 Employee Stock Option Plan (the “2010 Plan”), and our 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). See “Payments Upon Termination or Change-in-Control” for a discussion of the change-in-control provisions related to stock awards. The exercise price of each stock option granted under our equity compensation plans is based on the fair market value of our common stock on the grant date and the Management Resources and Compensation Committee may set the exercise price of the options granted to our named executive officers at a price equal to or greater than the fair market value in order to reinforce the incentive nature of the award. Options granted in fiscal 2016 have an exercise price equal to or greater than the market price on the grant date, which was considered appropriate by the Management Resources and Compensation Committee based on the market price of our common stock.

As described in greater detail below, during our 2016 fiscal year, we granted 33,333 options to Mr. Bonnet, our former chief executive in connection with his employment agreement. Additionally, during fiscal 2016, we employed Mr. Henry as our interim chief strategy officer on an at-will basis, which agreement expired upon the closing of the AEON Acquisition. As described in greater detail below, the compensation arrangement we agreed to with him was based on the grant of option awards as he had agreed to defer receipt of cash compensation which preserved our cash resources during such period. Further, upon the closing of the AEON Acquisition, Mr. Henry became our Chief Operating Officer and the terms of his employment in this capacity are described below.

Employment Agreements with Named Executive Officers

The following are summaries of the employment arrangements with our named executive officers. The agreements provide the general framework and some of the specific terms for the compensation of the named executive officers. See “Payments Upon Termination or Change-in-Control” below for a discussion of payments due to our named executive officers upon the termination of his employment or a change-in-control of our company. As referenced above, we presently do not have employment agreements with any of our named executive officers. The compensation arrangements we have or had with Messrs. Roshan, Henry, and Hersperger, was acknowledged by our Board of Directors upon the closing of the AEON Acquisition and our Board will determine in the future whether or not to enter employment agreements with any of our named executive officers.

With respect to our former interim Chief Financial Officer, Thomas Leahey, his services were provided to the Company pursuant to an engagement agreement between the Company and Windham Brannon, P.C. The agreement provided for a minimum term of 90 days and will renew at the end of each 30-day period unless terminated by the Company. Under this agreement, the Company paid Windham Brannon a monthly fee of $12,500 for Mr. Leahey’s services. This relationship was terminated as of January 31, 2017.

We had entered into an employment agreement with Mr. Henry in August 2015 in connection with his employment as our interim Chief Strategy Officer, which terminated with the closing of the AEON Acquisition. A summary of this agreement, and of the employment agreements we had with our former named executive officers is provided below.

On January 31, 2017, the Company determined to eliminate the position of Chief Operating Officer effective immediately and, accordingly, the Company’s employment of William P. Henry, who has been serving as the Company’s Chief Operating Officer since January 27, 2016, terminated effective as of January 31, 2017. Subsequently, on February 27, 2017, the Company entered into a separation agreement and general release (the “Separation Agreement”) with Mr. Henry addressing the Company’s post-employment compensation arrangements with him, which are described below under “Payments Upon Termination or Change-in-Control – William P. Henry”.

Employment Agreement with William P. Henry (through January 27, 2016)

On July 23, 2015, we appointed William P. Henry, a member of the board of directors, to serve as our interim chief strategy officer. On August 24, 2015, we entered into an employment agreement with Mr. Henry, the effectiveness of which was retroactive to July 23, 2015. The employment agreement provided that Mr. Henry shall serve as our interim chief strategy officer on an at-will basis. The employment agreement expired on January 27, 2016 upon the closing of the AEON Acquisition. The employment agreement included the following terms:

Base Salary and Bonus. Under the terms of his pre-acquisition employment agreement, Mr. Henry was entitled to receive a base salary payable at the rate of $250,000 per year, to be paid upon the expiration of the term. In addition, Mr. Henry was entitled to a bonus of $200,000 in the event we complete a transaction resulting in a “change in control” during the term of the employment agreement or within 150 days thereafter. As of the date hereof, the Company has not paid Mr. Henry the foregoing amounts under such pre-acquisition employment agreement.

Equity Grants. Pursuant to the pre-acquisition employment agreement, Mr. Henry was granted an initial equity award of 52,777 stock options (the “Initial Options”). The Initial Options vested and are exercisable immediately and are exercisable for a period of ten years, subject to the terms of the Plan and the stock option agreement evidencing such award. The exercise price of the Initial Options is $2.25 per share, and was at a premium above the closing price of the company’s common stock on August 24, 2015, the date of execution of the employment agreement, which was $1.08 per share. In addition, the employment agreement provided that commencing on the date of execution of the agreement (the “Measurement Date”), Mr. Henry was eligible to receive grants of additional stock options based on the duration of the term. Under this arrangement, Mr. Henry was granted an aggregate of four (4) additional awards of 13,888 stock options each (the “Additional Options”). The exercise price of each grant of Additional Options was equal to the greater of $2.25 per share or “Fair Market Value” as determined under the Plan, and, to the extent exercisable, such Additional Options are exercisable for a term of ten years. Mr. Henry agreed that the exercisability of these option awards would be subject to the terms of the lockup agreement entered into in connection with the AEON Acquisition.

Other Benefits and Terms. We agreed to reimburse Mr. Henry for reasonable business-related expenditures. Mr. Henry also entered into the Company’s standard form of Employee Invention Assignment and Confidentiality Agreement. Further, Mr. Henry, who also serves as a member of the company’s board of directors, will not receive remuneration for serving as a director while he is also serving as an employee.

Severance Terms. The Company’s pre-acquisition Employment Agreement with Mr. Henry provided that we will make certain payments and provides benefits to him upon the termination of his employment in certain scenarios. These terms and conditions are discussed below under the caption “Payments upon Termination or Change-in-Control—William P. Henry”.

Employment Agreement with Ian C. Bonnet (terminated January 27, 2016)

On September 28, 2015, we had entered into a new employment agreement (the “Employment Letter”) with our former chief executive officer, Ian C. Bonnet, which set forth the terms of his employment as our president and chief executive officer. The Employment Letter provided that Mr. Bonnet serve in such capacities on an at-will basis on the following terms and conditions. His employment with the Company terminated on January 27, 2016, with the closing of the AEON Acquisition.

Base Salary and Bonus. Mr. Bonnet received an annual base salary payable at the rate of $275,000 per year. Mr. Bonnet’s bonus potential was subject to the discretion of the Management Resources and Compensation Committee of the board in its sole discretion, based upon its assessment of the Company’s achievement of performance conditions.

Equity Grants. We granted Mr. Bonnet an award of 33,333 stock options pursuant to the Employment Letter. These options were subject to time-based vesting requirements with 50% of the options vesting on the six-month anniversary of the grant date and the remainder vesting on the twelve-month anniversary of the grant date. The options are exercisable for a period of ten years at an exercise price of $2.70 per share and are subject to the terms of the 2011 Plan and the stock option agreement evidencing such award. The Management Resources and Compensation Committee also determined that the vesting conditions applicable to the 11,111 unvested restricted stock units granted to Mr. Bonnet pursuant to his original employment letter were satisfied.

Other Benefits and Terms. We agreed to reimburse Mr. Bonnet for reasonable temporary living expenses in additional to other reasonable business-related expenditures. Further, we agreed to provide him with standard group health and other insurance benefits generally available to senior management. Mr. Bonnet was also subject to the terms and condition of the Company’s standard Employee Invention Assignment and Confidentiality Agreement.

Severance Terms. The Employment Letter provided that we will make certain payments and provide benefits to Mr. Bonnet upon the termination of his employment in certain scenarios. These terms and conditions are discussed below under the caption “Payments upon Termination or Change-in-Control—Ian C. Bonnet”.

Employment Agreement with William A. Marshall (terminated March 1, 2016)

Mr. Marshall, our former chief financial officer and treasurer entered into an at-will employment agreement with us effective as of February 15, 2006. His employment with the Company terminated on March 1, 2016, following the closing of the AEON Acquisition. The following is a summary of Mr. Marshall’s employment agreement:

Base Salary and Bonus. Mr. Marshall received an annual base salary payable at the rate of $260,000 per year. Mr. Marshall’s employment agreement provided for an annual bonus targeted at 50% of base salary, in the discretion of the board, or if the board so designates, the Management Resources and Compensation Committee of the board, based on the annual performance of the Company.

Salary Modification Arrangements. On February 18, 2010, we had entered into an agreement with William A. Marshall, our former chief financial officer, to implement a compensation modification program approved by the Management Resources and Compensation Committee of the board of directors. Pursuant to this agreement, our former chief financial officer agreed to accept a reduction in his base salary to 85% of his then-current base salary until such time as we achieve “Cash Flow Breakeven”, as defined in such agreement. In consideration for his agreement to accept a reduction in base salary, we granted him options to purchase such number of shares of common stock as is equal to 15% of his base salary. Accordingly, we granted our former chief financial officer 2,166 options. The options are exercisable for a period of ten (10) years at a per share exercise price of $18.18 and shall only vest and become exercisable upon either the date determined that we achieve “cash flow breakeven” or in the event of a termination of employment either without “cause” or for “good reason”, as such terms are defined in the employment agreement between us and our former chief financial officer. This arrangement was continued in 2011 and 2012. In consideration of his agreement to extend the modification program, on February 4, 2011, we granted Mr. Marshall 2,166 options, which are exercisable at $7.92 per share and on June 21, 2012, we granted him 3,611 options exercisable at $11.70 per share. On January 15, 2013, we entered into an agreement with our former chief financial officer to continue this compensation modification program and he agreed to a further reduction in base salary to 70% of the original base salary commencing January 16, 2013 and continuing until the earlier of (i) such time as the Company achieves “cash flow breakeven” or (ii) January 15, 2014. In consideration for this agreement, we granted Mr. Marshall restricted stock units based on (i) 15% of his base salary for the period commencing January 16, 2013 through September 30, 2013 attributable to the incremental 15% reduction in base salary through the expiration date of the prior salary reduction program; plus (ii) 30% of his base salary for the period commencing October 1, 2013 through January 15, 2014. Based on the foregoing, we granted him 6,219 restricted stock units. Effective January 15, 2014 we extended this program until the earlier of (i) such time as the Company achieves “cash flow breakeven” or (ii) January 15, 2015. At this time, we granted our former chief financial officer 6,615 restricted stock units. The restricted stock units shall only vest upon either the date determined that the Company achieves cash flow breakeven, as defined above, or in the event of a termination of employment either without “cause” or for “good reason”, as such terms were defined in the employment agreements we previously entered with him. This program was not extended after January 15, 2015.

Other Benefits and Terms. We agreed to reimburse Mr. Marshall for reasonable business-related expenditures. The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the first anniversary of the date of cessation of Mr. Marshall’s employment.

Severance Terms.  The Company’s Employment Agreement with Mr. Marshall provided that we will make certain payments and provides benefits to Mr. Marshall upon the termination of his employment in certain scenarios. These terms and conditions are discussed below under the caption “Payments upon Termination or Change-in-Control—William A. Marshall”.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at June 30, 2016 with respect to the Named Executive Officers.

Outstanding Equity Awards At June 30, 2016 Fiscal Year-End (1) (3)

	Options Awards (2)					Stock Awards
Name	Number of Securities Underlying Unexercised Options— Exercisable (#)	Number of Securities Underlying Unexercised Options— Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Hanif Roshan (3)	—	—		—	—	—		—		—	—

William Henry (4)	—	2,222		$1.98	6/18/25	—		—		—	—
	—	52,777		$2.25	8/24/25	—		—		—	—
	—	13,888		$2.25	8/24/25	—		—		—	—
	—	13,888		$2.70	9/24/25	—		—		—	—
	—	2,506		$2.61	9/30/25	—		—		—	—
	—	13,888		$3.87	10/24/25	—		—		—	—
	—	13,888		$7.29	12/24/25	—		—		—	—

Thomas Leahey	—	—		—	—	—		—		—	—

Richard Hersperger (3)	—	—		—	—	—		—		—	—

Ian Bonnet	—	33,333	(5)	$2.70	9/28/25	—		—		—	—

William A. Marshall	16,667	—		81.00	02/15/16	6,219	(9)	18,968	(10)	—	—
	2,778	—		24.48	08/08/17	6,616	(9)	20,179	(10)	—	—
	—	2,167	(6)	18.18	02/18/20	—		—		—	—
	—	2,167	(7)	7.92	02/04/21	—		—		—	—
	—	3,611	(8)	11.70	06/21/22	—		—		—	—

(1)	All information reported in this “Outstanding Equity Awards At June 30, 2016 Fiscal Year-End” relates to awards outstanding issued by AHC.

(2)	Stock option grants reported in the table above were granted under, and are subject to, our 2000, 2010 and 2011 Plans. The option expiration date shown above is the normal expiration date, and the last date that the options may be exercised. Unvested shares are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. For information regarding the effect on vesting of options on the death, disability or termination of employment of a Named Executive Officer of AHC or a change in control of our Company, see “Payments Upon Termination or Change in Control” below. If an AHC’s Named Executive Officer’s employment is terminated by us for cause, options (including the vested portion) are generally forfeited. The exercisable options shown above, and any unexercisable options shown above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the AHC Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement.

(3)	This table excludes shares of the Company’s Common Stock which may be issuable as Earn-Out shares pursuant to the Merger Agreement.

(4)	Pursuant to the Company’s pre-acquisition employment agreement with Mr. Henry, he was granted an initial option award under our 2011 Omnibus Equity Incentive Plan of 52,777 stock options (the “Initial Options”). The Initial Options vest and are exercisable immediately and are exercisable for a period of ten years. The exercise price of the Initial Options is $2.25 per share, and was at a premium above the closing price of the Company’s common stock on August 24, 2015, the date of execution of the employment agreement, which was $1.08 per share. In addition, the employment agreement provided that commencing on the date of execution of the agreement (the “Measurement Date”), Mr. Henry was eligible to receive grants of additional stock options under the Plan based on the duration of the term of the employment agreement. Under this arrangement, commencing on the Measurement Date, Mr. Henry was granted four separate awards of 13,888 stock options under the Plan for each thirty (30) day period during which the agreement was in effect (the “Additional Options”). Each grant of Additional Options vested thirty (30) days after its respective grant date. The exercise price of each grant of Additional Options was equal to the greater of $2.25 per share or “Fair Market Value” as determined under the 2016 Plan. In addition, prior to the time of his appointment as our interim Chief Strategy Officer, Mr. Henry was granted an aggregate of 4,729 options in consideration of his service on the Company’s Board of Directors. Notwithstanding the foregoing, however, all of the foregoing options are unexercisable in accordance with the terms and conditions of that certain lock-up agreement entered into by Mr. Henry, which became effective as of January 15, 2016.

(5)	On September 28, 2015, we entered into a new employment agreement with Mr. Bonnet pursuant to which we granted him an award of 33,333 stock options under our 2011 Omnibus Equity Incentive Plan. These options included time-based vesting requirements with 50% of the options vesting on the six-month anniversary of the grant date and the remainder vesting on the twelve-month anniversary of the grant date. The options are exercisable for a period of ten years at an exercise price of $2.70 per share and are subject to the terms of the 2011 Plan and the stock option agreement evidencing such award. The employment letter provided that unvested options shall immediately vest and the exercise period in which he may exercise such options shall be extended to the duration of their original term if his employment is terminated by the Company without cause or by him for good reason in anticipation of, or within 180 days following, a change in control. The Company has considered its severance obligations, if any, to Mr. Bonnet, and the vesting and other post-termination provisions of the unexercised stock options held by him as of the effective date of his resignation from the Company. As of the date hereof, the Company has not reached a final resolution of this matter. Notwithstanding the foregoing, however, such options remain unexercisable in accordance with the terms and conditions of that certain lock-up agreement entered into by Mr. Bonnet which became effective as of January 15, 2016.

(6)	The options granted on February 18, 2010 were granted in conjunction with the implementation of a compensation modification program. Pursuant to this program Mr. Marshall accepted a reduction in his then-current base salary to 85% of his base salary until such time as the Company achieves cash flow breakeven. The number of granted options was equal to 15% of his base salary and shall only vest and become exercisable upon either the date determined that the Company achieves cash flow breakeven or in the event of a termination of employment either for “cause” or “good reason”.

(7)	The options granted on February 4, 2011 were granted in conjunction with the continuation of a compensation modification program. Pursuant to this program, Mr. Marshall continued the reduction in his then-current base salary to 85% of his base salary until such time as the Company achieves cash flow breakeven. The number of granted options was equal to 15% of his base salary and shall only vest and become exercisable upon either the date determined that AHC achieved cash flow breakeven or in the event of a termination of employment without “cause” or “good reason”.

(8)	The options granted on June 21, 2012, were granted in conjunction with the continuation of a compensation modification program. Pursuant to this program Mr. Marshall continued the reduction in his current base salary to 85% of his base salary until such time as AHC achieved cash flow breakeven. The number of granted options was equal to 15% of his base salary for the period February 1, 2012 through September 30, 2013 and shall only vest and become exercisable upon either the date determined that AHC achieved cash flow breakeven or in the event of a termination of employment without “cause” or “good reason”.

(9)	Restricted stock units granted on January 15, 2013 and January 28, 2014 were granted in conjunction with the continuation of a compensation modification program. Pursuant to this program Mr. Marshall agreed to a further reduction in his current base salary to 70% of his base salary until the earlier of (i) such time as the Company achieves cash flow breakeven or (ii) January 15, 2015. The number of restricted stock units granted was based on the amount of the reduction in base salary and these units shall only vest and become exercisable upon either the date determined that AHC achieved cash flow breakeven or in the event of a termination of employment without “cause” or “good reason”.

(10)	Market value of unvested shares is determined based on the closing price of the Company’s Common Stock on June 30, 2016.

Payments upon Termination or Change-in-Control

The discussion below reflects the estimated benefits that would be paid or accrue to each of our named executive officers in the event of the following hypothetical scenarios:

•	termination without cause, or constructive (“good reason”) termination (including upon the occurrence of a change in control of a Company);

•	termination for cause;

•	upon an executive’s disability; or

•	in the event of the executive’s death.

As stated above, the Company does not have employment agreements with any of its current named executive officers, and did not have an employment agreement with its former chief executive officer, Mr. Hersperger. Accordingly, any payments or benefits that would be made to any of the foregoing persons is subject to the current discretion of the Company’s Board of Directors, except with respect to certain benefits that may be due to Mr. Henry pursuant to the employment agreement we entered into with him in August 2015, which provided him with certain benefits following the termination of his employment, as described below.

William P. Henry

The following summarizes the terms and conditions of the Separation Agreement that the Company entered into with Mr. Henry following the termination of its employment relationship. The Separation Agreement provides that Mr. Henry will receive the following in consideration of the general release granted by him to the Company: (i) a severance payment in the amount of $160,000, payable in equal installments on each of the Company’s regular pay dates during the twelve month commencing on the first regular executive pay date after May 1, 2017; (ii) issuance of such number of shares of Common Stock of the Company as shall be determined by dividing $160,000 by the closing sales price of the Company’s Common Stock on the execution date of the Separation Agreement; (iii) stock option awards previously granted to Mr. Henry during his service as the chief strategy officer of the Company shall remain exercisable for the full duration of their original exercise periods; and (iv) Mr. Henry’s current health and insurance benefits will continue until February 1, 2018, and the Company shall promptly reimburse Mr. Henry for unreimbursed business expenses arising out of his service to the Company and for reasonable legal fees and costs of negotiating the Separation Agreement. Additionally, pursuant to the Separation Agreement, Mr. Henry agreed to comply with confidentiality, non-solicitation and non-disparagement obligations.

Ian C. Bonnet

The following discussion summarizes AHC’s post-termination obligations to Mr. Bonnet arising under its prior employment arrangements with him. As stated above, in connection with Mr. Bonnet’s departure from AHC in January 2016, AHC is considering its severance obligations, if any, to him and the vesting and other post-termination provisions of certain of the unexercised stock options and restricted stock units held by Mr. Bonnet as of the effective date of his separation from AHC. In connection with this review process, we may seek to limit Mr. Bonnet’s entitlement to these benefits.

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

Without Cause or for Good Reason. Under the Employment Letter, if Mr. Bonnet’s employment was terminated without cause, or by Mr. Bonnet for good reason, AHC would have been obligated to: (a) pay any accrued but unpaid base salary, bonus and expense reimbursement amounts through the date of termination; and (b) pay a severance payment equal to 33.3% of his base salary in effect on the termination date. Under the New Employment Letter, if Mr. Bonnet’s employment was terminated by AHC without cause or by him for good reason, AHC shall have been required to pay him (i) the accrued compensation, (ii) a severance payment of an amount equal to three (3) months of base salary; and (iii) continued participation in the health and welfare plans (or comparable plans) provided by AHC for a period equal to the shorter of six months from the date of termination or, until he is eligible for comparable coverage with a subsequent employer. The severance and continuation of benefits would have been subject to his ongoing compliance with the Employee Assignment and Confidentiality Agreement, execution of a general release and resignation from the board. Further, under the New Employment Letter, if AHC terminated his employment without cause, he resigned for good reason, or termination was due to his death or disability, then any unvested options would have immediately vested and the exercise period in which he may have exercise these options would have been extended to the duration of their original term.

Change of Control. The New Employment Letter also provided that if (1) during the period commencing on the date the Company enters into a definitive agreement with respect to a transaction that would constitute a change in control and ending on the date the definitive agreement therefore is terminated or the change in control was consummated, AHC terminated his employment without cause or (2) during the period commencing upon the consummation of the change in control and ending six (6) months thereafter, either (i) AHC or, if applicable, the surviving or successor entity, terminated his employment without cause or (ii) he resigned for good reason, then AHC would have had to pay and provide to him: (A) the accrued compensation, and (B) subject to his ongoing compliance with the Employee Assignment and Confidentiality Agreement, execution of a general release in favor of the Company, and resignation from the board, (1) a severance payment of an amount equal to three months of base salary and (2) continued participation in the health and welfare plans (or comparable plans) for a period equal to the shorter of six months from the date of termination or, until he is eligible for comparable coverage with a subsequent employer. The New Employment Letter also provided that unvested options would immediately vest and the exercise period in which he may exercise such options would be extended to the duration of their original term if his employment was terminated by AHC without cause or by him for good reason in anticipation of, or within 180 days following, a change in control.

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

William A. Marshall

The following discussion summarizes AHC’s post-termination obligations to Mr. Marshall arising under its prior employment arrangements with him. As stated above, in connection with Mr. Marshall’s departure from the Company in March 2016, AHC is considering its severance obligations, if any, to him and the vesting and other post-termination provisions of certain of the unexercised stock options and other unvested stock options and unvested restricted stock units held by Mr. Marshall as of the effective date of his separation from AHC and he commenced an arbitration proceeding against the Company.

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

Equity Compensation Plans

2011 Omnibus Equity Incentive Plan

At the Company’s special meeting of stockholders held on August 23, 2011, our stockholders approved the 2011 Omnibus Equity Incentive Plan (the “2011 Plan”). Our board of directors adopted the 2011 Plan on July 19, 2011, subject to stockholder approval at the special meeting. In May 2014 and July 12, 2016, our stockholders approved an amended to the 2011 Plan to increase the maximum number of shares available for awards under the 2011 Plan. The purpose of the 2011 Plan is to assist us and our subsidiaries in attracting and retaining selected individuals who, serving as our employees, directors, consultants and/or advisors, are expected to contribute to our success and to achieve long-term objectives which will benefit our stockholders through the additional incentives inherent in the awards under the 2011 Plan. The maximum number of shares of our common stock that are available for awards under the 2011 Plan, as amended, (subject to the adjustment provisions of the 2011 Plan) is 1,744,444 shares. Under the 2011 Plan, options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other share-based awards and performance awards may be granted to eligible participants. Subject to the reservation of authority by our board of directors to administer the 2011 Plan and act as the committee thereunder, the 2011 Plan will be administered by the Management Resources and Compensation Committee (the “Committee”), which has the authority to determine the terms and conditions of awards, and to interpret and administer the 2011 Plan. As of July 15, 2016, there were outstanding (i) 527,000 options to purchase shares under the 2011 Plan, with exercise prices ranging from $1.73 to $15.48 and (ii) a total of 157,000 shares granted pursuant to restricted stock awards and restricted stock units under the 2011 Plan.

The 2011 Plan replaced both the 2001 Director Plan and the 2010 Employee Plan as the Company’s vehicle for granting equity awards to its employees, directors and consultants. Accordingly, from and after August 23, 2011, all equity awards granted to our employees, directors and eligible consultants will be made pursuant to the 2011 Plan and shares remaining under our existing plans will no longer be available for grants under such plans. Holders of unexercised options granted under the 2001 Director Plan and the 2010 Employee Plan will be able to exercise those options in accordance with the terms of such grants, until the expiration date set forth in their option certificates.

Summary of the 2011 Plan

Shares Available. The maximum number of shares of our common stock that are available for future awards under the 2011 Plan (subject to the adjustment provisions described under “Adjustments upon Changes in Capitalization” below), as amended through July 11, 2016, is 1,130,000 shares. If any shares of common stock subject to an award under the 2011 Plan, or an award under the 2010 Employee Plan, are forfeited, expire or are settled for cash (in whole or in part), the shares subject to the award may be used again for awards under the 2011 Plan to the extent of the forfeiture, expiration or cash settlement.

Eligibility. Options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock unit awards, other share-based awards and performance awards may be granted under the 2011 Plan. Options may be either “incentive stock options,” as defined in Section 422 of the Code, or non-statutory stock options. Awards may be granted under the 2011 Plan to any employee, non-employee member of our board of directors, consultant or advisor who is a natural person and provides services to us or a subsidiary, except for incentive stock options which may be granted only to employees.

Administration. Subject to the reservation of authority by our board of directors to administer the 2011 Plan and act as the committee thereunder, the 2011 Plan will be administered by the Committee. The Committee has the authority to determine the terms and conditions of awards, and to interpret and administer the 2011 Plan.

Stock Options. The Committee may grant either non-statutory stock options or incentive stock options. A stock option entitles the recipient to purchase a specified number of shares of our common stock at a fixed price subject to terms and conditions set by the Committee. The purchase price of shares of common stock covered by a stock option cannot be less than 100% of the fair market value of the common stock on the date the option is granted. Fair market value of the common stock is generally equal to the closing price for the common stock on the Principal Exchange on the date the option is granted (or if there was no closing price on that date, on the last preceding date on which a closing price was reported). Options are subject to terms and conditions set by the Committee. Options granted under the 2011 Plan expire no later than 10 years from the date of grant.

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

Other Option Plans

2010 and 2000 Employee Stock Option Plans

In May 2010, our stockholders approved the 2010 Employee Stock Option Plan (the “2010 Plan”), which provided for the grant of options to purchase up to 555,556 shares of our common stock. The 2010 Plan served as our primary equity incentive plan for our employees and other eligible participants until the approval by our shareholders of the 2011 Plan. The board of directors unanimously approved the 2010 Plan on January 20, 2010 and our stockholders approved the 2010 Plan on May 19, 2010. The 2010 Plan and 2000 Plan were administered by the Management Resources and Compensation Committee designated by our board of directors. The board or committee had full authority to interpret the 2010 Plan and 2000 Plan and to establish and amend rules and regulations relating thereto. Under the terms of the 2010 Plan, options granted there under were designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422 of the Code, or options which do not so qualify (“Non-ISOs”). As of June 30, 2016, there were approximately 15,700 options outstanding under the 2010 Plan, with exercise prices ranging from $7.92 to $21.60.

In March 2001, our stockholders approved the 2000 Employees Stock Option Plan (the “2000 Plan”) which, as amended, provided for the grant of options to purchase up to approximately 556,000 shares of our common stock. to our employees, until its expiration in 2010. Under the terms of the 2000 Plan, options granted there under were designated as ISOs or Non-ISOs. As of June 30, 2016, there were approximately 44,200 options outstanding under the 2000 Plan, with exercise prices ranging from $7.02 to $36.00.

2001 Non-Executive Director Stock Option Plan

In January 2002, our stockholders approved the 2001 Non-Executive Director Stock Option Plan. Awards were granted under the 2001 Director Plan until the approval by our shareholders of the 2011 Plan to (i) non-executive directors as defined and (ii) members of any advisory board we may establish who are not full-time employees of us or any of our subsidiaries. Under the 2001 Director Plan, each non-executive director was automatically be granted an option to purchase 2,222 shares upon joining the board and an option to purchase 556 shares each September 1st thereafter, pro rata, based on the time the director has served during the prior year. The term non-executive director refers to those of our directors who are not otherwise a full-time employee of Authentidate or any subsidiary. In addition, each eligible member of an advisory board will receive, upon joining the advisory board, and on each anniversary of the effective date of his appointment, an option to purchase 2,500 shares of our common stock. The 2001 Director Plan expired ten years following its adoption. As of June 30, 2016 there were approximately 7,800 outstanding options granted under the 2001 Director Plan. The options outstanding have exercise prices ranging from $10.44 to $36.54. As stated above, following the approval of the 2011 Plan by our shareholders, no further awards were granted under the 2001 Plan.

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

Presently, under our non-employee director compensation policy, all director fees are paid in the form of either non-qualified stock options or restricted shares of common stock to be issued under the 2011 Plan. As director fees are payable on a quarterly basis in arrears, the securities to be issued to our non-employee directors for each fiscal quarter while this policy is in effect are issued following the close of each such fiscal quarter. If a non-employee director elects to receive payment of director fees in the form of non-qualified stock options, the number of options issued will be calculated by dividing the cash amount to be converted into options by the fair value of an option as determined by the Black-Scholes option pricing model as of the last trading day of each fiscal quarter. If a non-employee director elects to receive payment in restricted shares, the number of shares to be issued to such director will be determined as described above. Restricted shares will be restricted from public resale in accordance with the provisions of Rule 144, as adopted by the SEC under the Securities Act of 1933, as amended. The options to be granted to non-employee directors under the 2011 Plan are exercisable for a period of ten years from the grant date. The exercise price of such options shall be equal to the fair market value of common stock on the grant date, as determined under the 2011 Plan. Upon the termination of service of a director, these options shall remain exercisable to the same extent as pertains to the annual option awards granted to non-employee directors, as described above.

In addition to the foregoing cash compensation, effective with the approval by the AHC’s stockholders of the 2011 Plan, each non-employee director received (i) upon initial election to the board of directors, a nonstatutory stock option for the purchase of 2,222 shares of common stock which vests immediately upon election and (ii) an annual stock option grant, to be granted on September 1, for the purchase of 1,667 shares of common stock which also vests immediately; provided, that any non-employee director, who has not served as a director for an entire year prior to September 1st of the reference year shall receive a pro rata number of options determined as follows:

Date of Membership	Options Granted
September 1 through November 30	1,667
December 1 through February 28	1,250
March 1 through May 30	833
June 1 through August 31	389

As of September 1, 2016, our non-employee directors earned an aggregate of approximately 8,700 options pursuant to the 2011 Plan. These options have an exercise price of $2.93 and are exercisable for a period of ten years from the grant date. The exercise price of such options is equal to the fair market value of the common stock on the grant date, as determined under the 2011 Plan. With respect to such options, upon the termination of service of a director, options shall terminate on the second anniversary of the date of termination of service, except that if termination of service is due to optionee’s death or permanent disability (as determined by the board), the option shall terminate on the earlier of the expiration date of such option or 12 months following the date of death or termination for permanent disability and if an optionee is removed from the board for cause, as determined by the board, the option awards held by such optionee would terminate immediately upon removal.

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

On September 10, 2012, AHC entered into indemnification agreements with each of its then non-employee members of its board of directors. The indemnification agreements provide, subject to the procedures, limitations and exclusions set forth in the agreements: (i) that AHC will indemnify the indemnitee to the fullest extent permitted by applicable law in the event the indemnitee is, or is threatened to be made, a party to or a participant in an action, suit or other proceeding by reason of the fact that the indemnitee is or was one of the directors or is or was serving at our request as a director, officer, employee, agent or fiduciary of another enterprise; (ii) that AHC will advance, to the fullest extent not prohibited by applicable law, the expenses incurred by the indemnitee in connection with any such proceeding; (iii) that the rights of the indemnitee under the agreement are in addition to any other rights the indemnitee may have otherwise; and (iv) that the agreement shall continue until and terminate upon 10 years after the latest date that the indemnitee shall have ceased to serve as one of AHC’s directors or as a director, officer, employee, agent or fiduciary of any other enterprise at AHC’s request. AHC was required to advance such person’s expenses in connection with his or her defense provided that the indemnitee undertakes to repay all amounts advanced if it is ultimately determined that such person is not entitled to be indemnified by AHC. AHC has entered into materially similar indemnification agreements with each of its non-employee directors that were elected to board subsequent to September 10, 2012.

A summary of non-executive director compensation for the year ended June 30, 2016:

Summary of Non-Executive Director Compensation

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Charles C Lucas III	$-	$-	$84,382	$-	$-	$-	$84,382

Roy E. Beauchamp	$-	$-	$52,284	$-	$-	$-	$52,284

Marc A. Horowitz	$-	$-	$67,187	$-	$-	$-	$67,187

Varinder Rathore (4)	$9,841	$-	$15,560	$-	$-	$-	$25,401

Mustafa Chagani (4)	$9,841	$-	$15,560	$-	$-	$-	$25,401

Ronald Olkewicz (4)(8)	$9,841	$-	$17,061	$-	$-	$-	$26,902

William Henry (5)	$-	$-	$4,043	$-	$-	$-	$4,043

J. David Luce (6)	$-	$23,254	$2,784	$-	$-	$-	$26,038

Todd A. Borus (7)	$-	$-	$30,508	$-	$-	$-	$30,508

(1)

As of June 30, 2016, each of AHC’s then-current directors had earned the following number of options: Mr. Lucas—106,404 options; Mr. Henry 4,728 options (excluding options granted to him pursuant to the employment agreement entered into with him dated August 24, 2016); Mr. Beauchamp—48,642 options; Mr. Horowitz—54,316 options; Dr. Rathore—6,587 options; Mr. Chagani—6,587 optins; and Mr. Oklewicz—7,381 options.

During fiscal 2016, our current and former directors earned options in lieu of cash director fees as follows: Mr. Lucas—37,627 options; Mr. Beauchamp—23,549 options; Mr. Henry—2,506 options; Mr. Horowitz—31,060 options; Mr. Chagani—4,365; Dr. Rathore—4,365; Mr. Oklewicz—5,159 and Dr. Borus—13,353 options. During fiscal 2016, on September 1, 2015, we issued our then-current non-employee directors an annual option award consistent with our director compensation policy. Accordingly, our then-current non-employee directors were granted the following options: Mr. Lucas—1,666 options; Mr. Beauchamp—1,666 options; Mr. Horowitz—1,250 options; Mr. Luce—1,666 options; and Mr. Borus—1,666 options.

Further, each of the Company’s non-employee directors, earned additional options attributable to such persons’ service on the Company’s board during the first and second quarters of fiscal 2017, determined in accordance with the Company’s director compensation policy, as follows: Mr. Lucas—14,140 options; Mr. Beauchamp—11,279 options; Mr. Horowitz—15,398 options; Dr. Rathore—10,159options; Mr. Chagani—10,854 options; and Mr. Olkewicz—10,176 options.

(2)	For the fiscal year ended June 30, 2016, Mr. Luce had elected to receive a portion of his cash director fees in shares of restricted common stock and earned 7,442 restricted shares for service during the 2016 fiscal year. As of June 30, 2016, none of our current non-executive directors held restricted shares granted in lieu of cash director fees for board service.

(3)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2016 computed in accordance with FASB Accounting Standards Codification Topic 718: Compensation—Stock Compensation, and thus may include amounts from awards granted in and prior to 2016. A discussion of the methods used to calculate these values may be found in Note 2 to AHC’s Consolidated Financial Statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

(4)	Elected to the board on January 9, 2016 and was granted an initial award of 2,222 stock options pursuant to the Company’s director compensation policy on such date.

(5)	Mr. Henry was elected to the AHC Board of Directors on June 18, 2015 and was subsequently appointed as our Interim Chief Strategy Officer in July 2015. The amounts reflected in this table solely consist of compensation paid to Mr. Henry during the period of time prior to his appointment as our Interim Chief Strategy Officer. Mr. Henry resigned from the Board of Directors effective February 27, 2017.

(6)	Mr. Luce resigned from the board effective January 27, 2016. As of June 30, 2016, Mr. Luce held a total of 10,556 options and had been issued a total of 44,770 shares in lieu of cash director fees.

(7)	Dr. Borus resigned from the board effective January 27, 2016. As of June 30, 2016, Dr. Borus held a total of 59,123options and had been issued a total of 5,277 shares in lieu of cash director fees.

(8)	Mr. Oklewicz resigned from the board effective January 11, 2017. As of June 30, 2016, he held a total of 17,557 options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of February 10, 2017, with respect to (i) each person, or group of affiliated persons, who are known by us to beneficially own more than 5% of the outstanding shares of our common stock; (ii) each of our current directors; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group. The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days of the date hereof, through the exercise of any stock option or other right. Shares of common stock that may be acquired by an individual or group within 60 days of the date hereof, pursuant to the exercise of options or warrants or conversion of convertible securities, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as otherwise noted below, the address for each person or entity listed in the table is: Authentidate Holding Corp., c/o Peachstate Health Management d/b/a AEON Clinical Laboratories, 2225 Centennial Drive, Gainesville, GA 30504.

	Common Stock
Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership(++)		Percent of Class (#)
5% Stockholders
Lazarus Investment Partners LLLP 3200 Cherry Creek South Drive, Suite 670 Denver, Colorado 80209	627,784	(1)	8.5%

Gulzar Roy	240,673	(2)	6.0%

Sohail Ali	240,673	(2)	6.0%

Directors and Executive Officers

Hanif A. Roshan	844,339	(3)	11.7%

Charles C. Lucas III	555	(4)	*

Roy E. Beauchamp	—	(5)	—

Marc A. Horowitz	—	(6)	—

Varinder S. Rathore	4,261	(7)	*

Mustafa Chagani	2,222	(8)	*

Richard Hersperger	38,321	(9)	*

Former Executive Officers

William P. Henry	—	(10)

Ian C. Bonnet (former Chief Executive Officer)	27,777	(11)	*

William A. Marshall (former Chief Financial Officer)	31,656	(12)	*

All current directors and officers as a group (10 persons) (3), (4), (5),(6), (7), (8), and(9)	889,698		12.8%

++	Unless otherwise indicated below, each director, officer and 5% stockholder has sole voting and sole investment power with respect to all shares that it beneficially owns.

#	Based on 7,168,159 shares of common stock outstanding as of January 3, 2017.

*	Represents less than 1% of the issued and outstanding shares of common stock as of the Record Date.

(1)	Based on Schedule 13D filed by the listed stockholder on December 23, 2016. The securities reported on this table as beneficially owned by Lazarus Management Company, LLC (“Lazarus Management”) are held by or for the benefit of Lazarus Investment Partners LLLP (“Lazarus Partners”). Includes 204,679 shares of common stock which may be issued upon conversion of 200,000 shares of Series D preferred stock. Also includes 833 shares of common stock beneficially owned by Lazarus Macro Micro Partners LLLP; Lazarus Investment Partners LLLP holds no interest in these securities and Lazarus Management Company LLC and Justin B. Borus disclaims beneficial ownership except to the extent of their pecuniary interest therein. Excludes 803,738 shares issuable upon exercise of warrants which are subject to restrictions on exercise pursuant to a lockup agreement entered into between the stockholder and the Company. Lazarus Management, as the investment adviser and general partner of Lazarus Partners, and Justin B. Borus, as the managing member of Lazarus Management, may be deemed to beneficially own the securities held by Lazarus Partners for the purposes of Rule 13d-3 of the Securities Exchange Act of 1934, insofar as they may be deemed to have the power to direct the voting or disposition of those securities. Neither the filing of this report nor any of its contents shall be deemed to constitute an admission that Lazarus Management or Mr. Borus is, for any other purpose, the beneficial owner of any of the securities, and each of Lazarus Management and Mr. Borus disclaims beneficial ownership as to the securities, except to the extent of his or its pecuniary interests therein.

(2)	Consists of shares of Common Stock issued at closing of the AEON Acquisition and based on the achievement of vesting conditions described in the Merger Agreement which occurred prior to the date on which this Annual Report on Form 10-K was filed. Excludes any subsequent issuances of common stock which may occur in accordance with the terms and conditions of the Merger Agreement.

(3)	Based on Schedule 13D filed by the listed stockholder on January 18, 2017. Consists of shares of Common Stock issued at closing of the AEON Acquisition and based on the achievement of vesting conditions described in the Merger Agreement which occurred prior to the date on which this Annual Report on Form 10-K was filed. Excludes any subsequent issuances of common stock which may occur in accordance with the terms and conditions of the Merger Agreement. Excludes shares of Common Stock underlying the convertible note held by Mr. Roshan and the convertible note held by Optimum Ventures, LLC, of which Mr. Roshan is a member, and Mr. Roshan expressly disclaims beneficial ownership of the securities held by Optimum Ventures, LLC.

(4)	Excludes vested options to purchase 120,544 shares of common stock which are subject to restrictions on exercise pursuant to a lockup agreement entered into between the stockholder and the Company.

(5)	Excludes vested options to purchase 59,921 shares of common stock which are subject to restrictions on exercise pursuant to a lockup agreement entered into between the stockholder and the Company.

(6)	Excludes vested options to purchase 69,714 shares of common stock which are subject to restrictions on exercise pursuant to a lockup agreement entered into between the stockholder and the Company.

(7)	Includes vested options to purchase 2,222 shares of common stock. Excludes vested options to purchase 14,524 shares of common stock which are subject to restrictions on exercise pursuant to a lockup agreement entered into between the stockholder and the Company.

(8)	Includes vested options to purchase 2,222 shares of common stock. Excludes vested options to purchase 15,219 shares of common stock which are subject to restrictions on exercise pursuant to a lockup agreement entered into between the stockholder and the Company.

(9)	Consists of shares of Common Stock issued at closing of the AEON Acquisition and excludes any subsequent issuance of common stock which may occur in accordance with the terms and conditions of the Merger Agreement.

(10)	Excludes options to purchase 113,062 shares of common stock which are subject to restrictions on exercise pursuant to a lockup agreement entered into between the stockholder and the Company.

(11)	Includes 27,777 shares of common stock and excludes options to purchase 33,333 shares of common stock, which are subject to restrictions on exercise pursuant to a lockup agreement entered into between the stockholder and the Company.

(12)	Excludes vested options to purchase 19,444 shares of common stock and warrants to purchase 25,019 shares of common stock which are subject to restrictions on exercise pursuant to a lockup agreement entered into between the stockholder and the Company. Includes 10,234 shares of common stock issuable upon conversion of 10,000 shares of Series D preferred stock. Excludes unvested options to purchase 7,944 shares of common stock and 12,835 restricted stock units which are subject to vesting requirements.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of AHC’s equity compensation plans as of June 30, 2016 which consisted of the 2011 Plan, the 2010 Employee Stock Option Plan, 2000 Employee Stock Option Plan, as amended, and the 2001 Non-Employee Director Stock Option Plan, as amended. Information concerning each of the aforementioned plans is set forth above.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options and Warrants		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)
Equity Compensation Plans Approved by Stockholders	748,642	(1)	$6.32	(4)	1,129,958	(2)

Equity Compensation Plans Not Approved by Stockholders	102,778	(3)	12.28		N/A

Total	851,420		$7.04		1,129,958

(1)	Includes 7,778 options issued pursuant to our 2001 Director Plan, as amended, 59,947 options issued to employees pursuant to our 2000 Plan and 2010 Plan and 577,624 options and 103,293 resricted stock units issued pursuant to our 2011 Plan; but does not include 8,751 options to be granted under our 2011 Plan effective September 1, 2016.
(2)	Reflects the remaining shares available for issuance as of June 30, 2016 pursuant to our 2011 Plan.
(3)	See Note 10 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information related to common stock purchase warrants issued to certain consultants.
(4)	The calculation of the weighted-average exercise price of the outstanding options excludes shares of common stock included in column

(a) that are issuable upon the vesting of then-outstanding RSUs.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, we have not entered into any material transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of our common stock since July 1, 2015.

On February 17, 2015, AHC issued a short-term promissory note (the “Short Term Note”) in the aggregate principal amount of $950,000 to an accredited investor and also issued to this investor warrants to purchase an additional 11,055 shares of common stock. AHC received funds in the amount of $950,000 from this investor on the same date. The holder of the Short Term Note is an entity controlled by Douglas B. Luce, the brother of J. David Luce, a former member of our board of directors. The Short Term Note was originally due and payable on the first to occur of the one month anniversary of the issue date or the date on which the Company receives at least $950,000 in proceeds from equity or debt financing transactions. Interest accrued on the Short Term Note at the rate of 0.48% per month and the Short Term Note contains terms and events of default customary for similar transactions. The warrants issued to the holder of the Short Term Note are exercisable for a period of 54 months commencing on the six month anniversary of the date on which they are issued and will have an initial exercise price of $9.09 per share. The exercise price of these warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. On April 3, 2015, AHC entered into an agreement with the holder of the Short Term Note to extend the maturity date of the Short Term Note from March 19, 2015 to July 2, 2015. In addition, pursuant to the amendment agreement, AHC granted the holder the right to exchange the principal amount of the Short Term Note (and unpaid interest thereon) into the securities that AHC issue in the next financing, as defined in the amendment agreement. This investor subsequently agreed not to participate in the convertible debt financing for which a closing was held June 8, 2015 and in consideration of such election, the participation right was modified to allow him to exchange such note for comparable securities in an alternative transaction. In consideration of waivers previously granted by the holder of potential events of default under the Short Term Note and the extension of its maturity date, we agreed to issue the holder warrants to purchase an aggregate of 351,851 shares of AHC common stock exercisable for a period of 54 months commencing six months following the date of issuance, at an exercise price equal to $2.79 per share. The exercise price of these warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. AHC subsequently further extended the maturity date of the Short Term Note on multiple occasions, and on December 11, 2015, AHC entered into an exchange agreement with the holder pursuant to which AHC agreed to issue such holder, in consideration of the cancellation of the original Short Term Note, a new convertible note in the aggregate principal amount of $950,000 (the “December 2015 Note”) and warrants to purchase 422,222 shares of common stock (the “Additional Warrants”). The closing of the exchange transaction occurred on December 17, 2015.

The December 2015 Note was convertible into shares of common stock of AHC at an initial conversion price of $2.25 per share, subject to adjustment, and was due one year from the closing date. As described in greater detail above in Item 1 – Business – Recent Developments – Exchange of Notes and Series B Preferred Stock, in March 2017, we completed a transaction to exchange outstanding notes, including the December 2015 Note, for new senior secured convertible notes with a one-year maturity date (the “March 2017 Notes”). The principal amount of the March 2017 Note issued in consideration of the surrender of the December 2015 Note is $1,056,875 and is convertible into shares of our common stock at the initial conversation price of $2.03 per share, subject to adjustment. Accordingly, such March 2017 Note will be convertible into up to 520,628 shares of common stock. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price will be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the conversion price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The March 2017 Notes bear interest at 5% per annum with interest payable upon maturity or on any earlier redemption date or conversion event. Commencing one month after the Company’s common stock is listed for trading on a national securities exchange, the Company will have the right to redeem all or any portion of the outstanding principal balance of the March 2017 Notes, plus all accrued but unpaid interest, at a price equal to 110% of such amount. Subject to certain exceptions, the March 2017 Notes is senior to existing and future indebtedness of the Company and will be secured to the extent and as provided in a Security Agreement entered into between the Company and the holder. The March 2017 Notes contain customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default. Upon the occurrence of an event of default the holder may require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal, plus accrued and unpaid interest.

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

On April 24, 2015, AHC issued a short-term promissory note in the aggregate principal amount of $500,000 to Lazarus Investment Partners LLP, which was the beneficial owner of approximately 29.4% of AHC’s common stock immediately prior to the note transaction, for gross proceeds of $500,000. In consideration for the short-term note transaction, AHC agreed to reduce the exercise price on approximately 692,622 warrants held by Lazarus to $2.25 based on the most recent closing bid price of the common stock prior to the note transaction, and to extend the expiration date of the warrants to October 25, 2019. The short-term note was an unsecured obligation of the Company and was not convertible into equity securities of the Company and accrues interest at a rate of 5.76% per annum. The short-term note was originally due and payable on the first to occur of July 2, 2015, or the date on which the Company receives at least $900,000 in cash proceeds from equity or debt financing. The short-term note contained covenants and events of default customary for similar transactions. The net proceeds from this transaction were approximately $500,000. The warrants, as amended, are exercisable for a period of approximately 54 months and have an initial exercise price of $2.25 per share. AHC subsequently further extended the maturity date of the short term note on multiple occasions, and on December 15, 2015, AHC entered into an exchange agreement with Lazarus Investment Partners pursuant to which AHC agreed to issue it, in consideration of the cancellation of the original note, a new note in the aggregate principal amount of $532,811, which amount includes $32,811 in accrued interest on their original note (the “New Note”), and warrants to purchase 111,111 shares of common stock (the “New Warrants”). The closing of the exchange transaction with Lazarus Investment Partners occurred on December 15, 2015.

The New Note earned interest at 20% per annum, payable in arrears, and was due upon the earlier of (i) twelve months from the date of issuance, (ii) June 8, 2016 if AHC has not consummated the closing with AEON by such date, or (iii) within 5 days of the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. The New Note was paid in full in December 2016. The New Warrants are exercisable on or after the date that is the three year anniversary date of the closing of the AEON Acquisition. The initial exercise price of the New Warrants is $2.70 per share and is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The New Warrants may be exercised on a “cashless” basis if at the time of exercise there is no current prospectus available for the issuance of the underlying shares of common stock. The New Warrants will expire 54 months from their initial exercise date and was repaid in December 2016.

On August 7, 2015, AHC issued a senior secured promissory note (the “Senior August Note”) in the aggregate principal amount of $320,000 to MKA 79, LLC (the “Purchaser”), in a private transaction. The Purchaser is an entity affiliated with J. David Luce, a former member of AHC’s board of directors. The Senior Note was originally due and payable on December 31, 2015 and interest accrued on the Senior Note at the rate of 10.0% per annum. The Senior August Note was not originally convertible into equity securities of AHC and it contains terms and events of default customary for similar transactions. The Senior August Note is secured by a first priority lien on certain of AHC’s assets, as described in a security agreement entered into between AHC and the Purchaser dated as of August 7, 2015. In consideration of the loan, AHC and the Purchaser entered into a Warrant Amendment Agreement pursuant to which AHC agreed to amend certain of the terms of the existing 608,314 Common Stock Purchase Warrants (the “Warrants”) currently held by the Purchaser and an affiliate of the Purchaser. In amending the Warrants, AHC agreed to reduce the exercise price of such Warrants to $1.53 and to extend the expiration date of the Warrants to December 13, 2019. The Warrants, as amended by the Warrant Amendment Agreement were issued in various transactions on or about March 14, 2012, September 28, 2012, and June 20, 2013 at exercise prices ranging between $8.55 and $12.06. Following an extension of the maturity date of the Senior Note to January 15, 2016, on such date AHC entered into a note amendment agreement (the “Amendment Agreement”) with the holder, pursuant to which it agreed to modify certain of the terms of the Senior August Note. Pursuant to the Amendment Agreement, the holder of the Senior August Note agreed to extend the maturity date to April 15, 2016 and may elect to further extend it for an additional 90 days. In consideration for such agreements, AHC agreed that the Senior August Note would be further modified so that it would be convertible into shares of common stock of AHC at an initial conversion price of $4.86 per share, which was equal to the most recent consolidated closing bid price of the Company’s common stock immediately prior to the execution of the Amendment Agreement. On September 1, 2016, the maturity date of the Senior August Note was extended to December 1, 2016 and in consideration for such agreement, the Company agreed to further modify the Senior August Note to reduce the conversion price to $3.00 per share, which was equal to the most recent consolidated closing bid price of the Company’s common stock immediately prior to the execution of the amendment agreement. Based on the conversion price, the principal amount of the note will be convertible into up to 106,667 shares of common stock. The conversion price is only subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The holder shall not have the right to convert the note to the extent that such conversion would result in the holder being the beneficial owner in excess of 4.99% of the Company’s common stock. The other terms and conditions of the Senior August Note were not amended.

Effective August 26, 2015, AHC received loan proceeds in the aggregate amount of $400,000 from two separate lenders, MKA 79 LLC and Lazarus Investment Partners LLLP. As evidence of the loans, AHC issued a promissory note in the principal amount of $200,000 to each of the lenders. The loans bear interest at 20% per annum, payable in arrears, and are due upon the earlier of (i) August 26, 2016 or (ii) within 30 days of the closing of the AEON Acquisition or (iii) the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. The notes are neither secured by any assets nor convertible into equity securities of AHC. Further, the lenders have the right, at their option, to convert interest and principal due on the note into any alternative financing that may be undertaken by the Company while the notes are outstanding. MKA 79 LLC is an entity affiliated with J. David Luce, who is a member of the board of directors of AHC at the time of the loan. Lazarus Investment Partners LLP was the beneficial owner of approximately 29.3% of the Company’s common stock as of the date of the transaction. The Company repaid the note held by Lazarus Investment Partners, LLLP during March, 2016. On September 1, 2016, the note with the entity affiliated with Mr. Luce was amended to extend the maturity date to December 1, 2016 and to allow the investor to elect to further extend the note for an additional 90 days. In consideration for such agreements, the Company agreed that the promissory note would be further modified so that it would be convertible into shares of common stock of the Company at an initial conversion price of $3.00 per share, which was equal to the most recent consolidated closing bid price of the Company’s common stock immediately prior to the execution of the amendment agreement. Based on the conversion price, the principal amount of the note will be convertible into up to 66,667 shares of common stock. The conversion price is only subject to adjustment upon stock splits, reverse stock splits, and similar capital changes.

As described in greater detail above in Item 1 – Business – Recent Developments – Exchange of Notes and Series B Preferred Stock, in March 2017, we completed a transaction to exchange outstanding notes, including the Senior August Note and $200,000 Note held by MKA 79, for additional March 2017 Notes. The principal amount of the new note issued in consideration of the surrender of these notes is $641,294 and such March 2017 Note is convertible into shares of our common stock at the initial conversation price of $2.03 per share, subject to adjustment. Accordingly, such March 2017 Note will be convertible into up to 315,908 shares of common stock. The March 2017 Notes issued to MKA 79 is otherwise on the same terms and conditions as described above.

Prior to the AEON Acquisition, on October 28, 2015, the Company received debt financing in the amount of $450,000 from AEON. AHC entered into a note purchase agreement with AEON for the sale and purchase of $450,000 principal amount of promissory notes (the “AEON Note”) and 111,111 common stock purchase warrants (the “Warrants”). The closing for the sale of the AEON Note and Warrants also occurred on October 28, 2015. The Company has used the proceeds from the transaction for general business and working capital purposes. The note was assigned to Optimum Ventures, LLC, a related party through common ownership. The AEON Note bears interest at 20% per annum, payable in arrears, and are due upon the earlier of (i) twelve months from the date of issuance or (ii) within 30 days of the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. The AEON Note was neither secured by any assets nor convertible into equity securities of AHC. The AEON Note contains certain events of default that are customary for similar transactions. The Warrants that were offered and sold pursuant to the Purchase Agreement are exercisable on or after the twelve month anniversary of the date of issuance at an initial exercise price of $2.70 per share. The exercise price for the Warrants is subject to adjustment for certain corporate events, such as stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The Warrants will expire 54 months from the initial exercise date. As described in greater detail above in Item 1 – Business – Recent Developments – Exchange of Notes and Series B Preferred Stock, in March 2017, we completed a transaction to exchange outstanding notes, including the AEON Note for additional March 2017 Notes. The principal amount of the new note issued in consideration of the surrender of the AEON Note is $591,613 and it is convertible into shares of our common stock at the initial conversation price of $2.03per share, subject to adjustment. Accordingly, such March 2017 Note will be convertible into up to 291,435 shares of common stock. The March 2017 Note issued to Optimum Ventures is otherwise on the same terms and conditions as described above.

Effective January 14, 2016, AHC and AEON entered into voting agreements with each of AHC’s officers and directors and certain other stockholders (the “Securityholders”) pursuant to which they agreed to vote all of the shares of common stock beneficially owned by them or acquired by them after such date and prior to the date the voting agreement terminates in favor of the business combination transaction contemplated by that certain amended and restated definitive agreement for the acquisition of all of the outstanding membership interests of AEON entered into between the Company, RMS Merger Sub LLC and AEON on January 26, 2016 (the “Definitive Agreement”) and certain other proposals. Further, as of such date, the voting agreements that AHC had previously entered into with VER 83, LLC and Lazarus Investment Partners, LLLP in December 2015, which are identical to the voting agreements entered into with the Securityholders described above, were also countersigned on behalf of AEON. The Securityholders that executed voting agreements consist of the following persons: Ian C. Bonnet, Roy E. Beauchamp, Todd A. Borus, Marc Horowitz, J. David Luce, Margaret Luce, Duke 83, LLC, MKA 79, LLC, Charles C. Lucas, William P. Henry, William A. Marshall, Lazarus Investment Partners, LLLP, Douglas B. Luce, Greener Fairways, Inc., and VER 83, LLC. Each stockholder that entered into a voting agreement also granted AHC an irrevocable proxy granting it the right to vote such shares in accordance with the preceding sentence. The voting agreements limited the ability of the holders to sell or otherwise transfer the shares of AHC’s common stock beneficially owned by them until the expiration of the voting agreement. The voting agreements terminated upon the earliest to occur of (i) the date of the effectiveness of the transaction contemplated by the Definitive Agreement, (ii) the date of the termination of the Definitive Agreement in accordance with its terms, or (iii) notice from AHC.

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

Roy E. Beauchamp, a member of the Authentidate Board of Directors, was party to a pre-existing Limited Agency Agreement with AEON. This agreement authorized Mr. Beauchamp to represent AEON to potential customers for the products and services provided by AEON. This agreement provided for compensation of $5,000 per month and 5% of the selling price of products and services to customers introduced directly to AEON by Mr. Beauchamp. The agency agreement also provided for payment of 2.5% of the selling price of products and services to customers introduced to AEON indirectly through an intermediary party. The agency agreement was for a term of one year, which commenced August 10, 2015. The agency agreement also provided for Mr. Beauchamp to serve on a Board of Advisors for AEON. No fees or other compensation was paid under the agency agreement and the parties terminated the agency agreement effective September 2016.

AEON leases its facilities from Centennial Properties of Georgia, LLC under a lease agreement dated March 1, 2014, as amended January 20, 2016. The lease provides for a term of 12 years expiring March 2032. The lease payments range from $46,500 to a maximum of $60,000. In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a first priority lien and security interest in substantially all of its assets. The landlord under the lease is Centennial Properties of Georgia, LLC, a Georgia limited liability Company. Centennial is owned by Sonny Roshan, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom are AEON members and will be receiving AHC Common Stock as a result of the transaction. Mr. Roshan is the Chairman of AEON and is also the Chairman and CEO of Authentidate. Mr. Desai is the Chief Technology Officer of AEON. Mr. Roy is the Chief Strategy Officer of AEON.

Effective as of January 31, 2017, the Company accepted a short term loan in the aggregate principal amount of $250,000 from Hanif A. Roshan, the Company’s Chief Executive Officer and Chairman of the Board. To evidence the loan, the Company issued Mr. Roshan a promissory note (the “Roshan Note”) in the aggregate principal amount of $250,000. The Roshan Note was an unsecured obligation of the Company and was not convertible into equity securities of the Company. The Roshan Note was due and payable on the 30-day anniversary of the issue date and interest accrued on the Roshan Note at the rate of 12.0% per annum. In addition, the Roshan Note also provides the holder with the right to exchange the principal amount of the Roshan Note (and unpaid interest thereon) into securities of the Company that it may issue in the next financing. The Roshan Note contained terms and events of default customary for similar transactions. As described in greater detail above in Item 1 – Business – Recent Developments – Exchange of Notes and Series B Preferred Stock, in March 2017, we completed a transaction to exchange outstanding notes, including the Roshan Note for additional March 2017 Notes. The principal amount of the new note issued in consideration of the surrender of the Roshan Note is $255,417 and it is convertible into shares of our common stock at the initial conversation price of $2.03 per share, subject to adjustment. Accordingly, such March 2017 Note will be convertible into up to 125,821 shares of common stock. The March 2017 Note issued to Roshan is otherwise on the same terms and conditions as described above.

Approval for Related Party Transactions

Although we have not adopted a formal policy relating to the approval of proposed transactions that we may enter into with any of our executive officers, directors and principal stockholders, including their immediate family members and affiliates, our Audit Committee, all of the members of which, are independent, reviews the terms of proposed material related party transactions. The results of this review are then communicated to the entire board of directors, which has the ultimate authority as to whether or not we enter into such transactions. In approving or rejecting the proposed related party transaction, the Board of Directors considers the relevant facts and circumstances available and deemed relevant to them, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. We shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee and our board of directors determine in the good faith exercise of their discretion.

Item 14.	Principal Accountant Fees and Services.

During the 2016 fiscal year, the audit services provided by EisnerAmper LLP consisted of an audit of the financial statements and services related to filings with the SEC. The following table presents the total fees billed for professional audit services rendered by AHC’s independent registered public accounting firm for the fiscal years ended June 30, 2016 and 2015, and fees billed for other services rendered by our independent registered public accounting firm during those periods.

	Year Ended June 30,
	2016	2015

Audit fees
Includes quarterly reviews	$165,000	$178,000
Audit related fees
Audits performed in connection with an acquisition	316,000	-
Total	$481,000	$178,000

Audit services consist of audit work performed on financial statements, reviews of Annual Reports on Form 10-K, reviews of financial statements and related Quarterly Reports on Form 10-Q during the fiscal year, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including consents for registration statement filings and responding to SEC comment letters on annual and quarterly filings. During the fiscal years ended June 30, 2016 and 2015, all reported amounts were for services provided by EisnerAmper LLP. AHC’s Audit Committee determined that the services provided by its independent registered public accounting firms and the fees we expensed for such services has not compromised the independence of its independent auditors.

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

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger dated as of January 26, 2016, by and among, Authentidate Holding Corp., RMS Merger Sub, LLC, and Peachstate Health Management LLC, d/b/a AEON Clinical Laboratories (filed as Exhibit 2.1 to Current Report on Form 8-K filed on February 1, 2016).
2.1.1	Amendment No. 1 dated as of May 31, 2016 to Amended and Restated Merger Agreement, dated as of January 26, 2016 (filed as Exhibit 2.1 to Current Report on Form 8-K filed on June 6, 2016)
2.1.2	Amendment No. 2 dated as of December 15, 2016 to Amended and Restated Merger Agreement (filed as Exhibit 2.1 to Current Report on Form 8-K filed on December 21, 2016)
3.1	Certificate of Incorporation (filed as Exhibit 3.3.1 to Registration Statement on Form S-18, File No. 33-46246-NY).
3.1.1	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).
3.1.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit C to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

3.1.3	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 23, 2011).
3.1.4	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 30, 2012).
3.1.5	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 7, 2015).
3.1.6	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 22, 2016).
3.1.7	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.2 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 22, 2016).
3.2	Certificate of Designation of Series B Preferred Stock (filed as Exhibit 3.2.1 to Form 10-KSB dated October 4, 1999).
3.2.1	Certificate of Amendment of Certificate of Designations, Preferences and Rights and Number of Shares of Series B Convertible Preferred Stock (filed as Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2002).
3.3	Certificate of Designations, Preferences and Rights and Number of Shares of Series D Convertible Preferred Stock (filed as Exhibit 3.1 to Current Report filed on June 12, 2013).
3.4	Amended and Restated By-laws (filed as Exhibit 3.1 to Current Report on Form 8-K, dated December 13,2016).
3.5	Certificate of Designations, Preferences and Rights and Number of Shares of Series E Convertible Preferred Stock (filed as Exhibit 3.1 to current report on Form 8-K filed on March 24, 2017).
4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY).
4.2	Form of Series B Preferred Stock Certificates (filed as Exhibit 4.5 to the Registration Statement on form SB-2, File No. 33-76494).
4.3	Form of Warrants issued March 14, 2012 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on March 14, 2012).
4.4	Form of Warrants issued April 10, 2012 (filed as Annex C to Definitive Proxy Statement dated March 13, 2012).
4.5	Form of Warrants issued September 28, 2012 (filed as Exhibit 4.2 to Current Report on Form 8-K filed on September 28, 2012).
4.6	Form of Extension Warrants issued September 28, 2012 (filed as Exhibit 4.3 to Current Report on Form 8-K filed on September 28, 2012).
4.7	Warrant issued as of December 1, 2012 (filed as Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2012).
4.8	Form of Warrant Agreement between Authentidate Holding Corp. and Continental Stock Transfer Company, including form of certificate of warrants issuable to investors pursuant to Underwriting Agreement (filed as Exhibit 4.1 to Current Report on Form 8-K filed on June 12, 2013).
4.9	Specimen of Series D Convertible Preferred Stock Certificate (filed as Exhibit 4.2 to Current Report on Form 8-K filed on June 12, 2013).
4.10	Form of Warrant issuable pursuant to Securities Purchase Agreement dated June 11, 2013 (filed as Exhibit 4.3 to Current Report on Form 8-K filed on June 12, 2013).
4.11	Form of Warrant issued to consultant dated as of September 19, 2013 (filed as Exhibit 4.2 to Quarterly Report on Form 10-Q filed on February 14, 2014).
4.12	Form of Warrant issued to consultant dated as of September 19, 2013 (filed as Exhibit 4.3 to Quarterly Report on Form 10-Q filed on February 14, 2014).
4.13	Form of Warrant issuable to Investors dated as of November 11, 2013 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on November 13, 2013).
4.14	Form of Warrant issued to consultant dated as of December 5, 2013 (filed as Exhibit 4.3 to Quarterly Report on Form 10-Q filed on February 14, 2014).
4.15	Form of Warrant issued pursuant to Securities Purchase Agreement dated as of August 28, 2014 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on September 2, 2014).
4.16	Note issued to VER 83, LLC dated February 17, 2015 (filed as Exhibit 4.3 to Current Report on Form 8-K filed on February 23, 2015).
4.17	Warrant issued to VER 83, LLC dated February 17, 2015 (filed as Exhibit 4.4 to Current Report on Form 8-K filed on February 23, 2015).

4.18	Note Extension Agreement dated April 2, 2015 between Authentidate Holding Corp. and VER 83, LLC (filed as Exhibit 10.1 to Current Report on Form 8-K filed on April 9, 2015).
4.19	Form of Warrant Issued April 3, 2015 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on April 9, 2015).
4.20	Form of Note issued to Lazarus Investment Partners, dated April 24, 2015 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on April 28, 2015).
4.21	Warrant Amendment Agreement dated April 24, 2015 between Authentidate Holding Corp. and Lazarus Investment Partners, LLLP (filed as Exhibit 10.1 to Current Report on Form 8-K filed on April 28, 2015).
4.22	Form of Convertible Senior Secured Debenture issued June 8, 2015 (filed as Exhibit 4.27 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).
4.23	Form of Warrant issued June 8, 2015 (filed as Exhibit 4.28 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).
4.24	Form of Promissory Note issued to MKA 79, LLC dated August 7, 2015 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on August 12, 2015).
4.25	Warrant Amendment Agreement dated August 7, 2015 between Authentidate Holding Corp. and MKA 79, LLC (filed as Exhibit 10.2 to Current Report on Form 8-K filed on August 12, 2015).
4.26	Form of Note issued August 26, 2015 (filed as Exhibit 10.5 to Current Report on Form 8-K filed on August 28, 2015).
4.27	Form of Warrant issued to Consultant as of July 1, 2015 (filed as Exhibit 4.32 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).
4.28	Form of Note issued September 18, 2015 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on September 24, 2015).
4.29	Form of Warrant issued September 18, 2015 (filed as Exhibit 4.2 to Current Report on Form 8-K filed on September 24, 2015).
4.30	Form of Note issued October 28, 2015(filed as Exhibit 4.6 to Quarterly Report on Form 10-Q filed on November13, 2015).
4.31	Form of Warrant issued October 28, 2015 (filed as Exhibit 4.7 to Quarterly Report on Form 10-Q filed on November13, 2015).
4.32	Form of New Convertible Note issuable to VER 83, LLC(filed as Exhibit 4.1 to Current Report on Form 8-K filed on December 17, 2015).
4.33	Form of Warrant issuable to VER 83, LLC(filed as Exhibit 4.2 to Current Report on Form 8-K filed on December 17, 2015).
4.34	Form of New Note issuable to Lazarus Investment Partners, LLLP(filed as Exhibit 4.3 to Current Report on Form 8-K filed on December 17, 2015).
4.35	Form of Warrant issuable to Lazarus Investment Partners, LLLP(filed as Exhibit 4.4 to Current Report on Form 8-K filed on December 17, 2015).
4.36	Form of New Note Issued March 20, 2017 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on March 24, 2017).
4.37*	Specimen of Series E Convertible Preferred Stock Certificate.
10.1§§	2000 Employee Stock Option Plan, as amended (filed as Exhibit B to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).
10.2§§	Form of Stock Option Award Pursuant to 2000 Employee Stock Option Plan, as amended (filed as Exhibit 10.30.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).
10.3§§	Form of Stock Option Award Pursuant to 2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit 10.31.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).
10.4	Lease Agreement dated as of July 5, 2005 between Authentidate Holding Corp. and The Connell Company (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 11, 2005).
10.5§§	Employment Agreement between William A. Marshall and Authentidate Holding Corp. (filed as Exhibit 10.1 to Current Report on Form 8-K dated February 15, 2006).
10.6§§	Compensation Modification Agreement with William Marshall (filed as Exhibit 10.2 to Current Report on Form 8-K dated February 22, 2010).
10.7§§	2010 Employee Stock Option Plan (filed as Exhibit A to definitive Proxy Statement dated April 14, 2010).
10.8§§	Form of Stock Option Award Pursuant to 2010 Employee Stock Option Plan (filed as Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended June 30, 2010).

10.9§§	2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit 10.2 to Current Report on Form 8-K dated May 25, 2010).
10.10§§	Compensation Modification Agreement with William Marshall (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2010).
10.11§§	2011 Omnibus Equity Incentive Plan (filed as Appendix A to the definitive proxy statement dated July 27, 2011).
10.12§§	Form of Incentive Stock Option Grant Agreement under the 2011 Omnibus Equity Incentive Plan (filed as Exhibit 10.32 to the Annual Report on Form 10-K for the year ended June 30, 2011).
10.13§§	Form of Non-Statutory Stock Option Grant Agreement under the 2011 Omnibus Equity Incentive Plan (filed as Exhibit 10.33 to the Annual Report on Form 10-K for the year ended June 30, 2011).
10.14++	Intellectual Property License and Supply Agreement dated November 21, 2011 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on November 28, 2011).
10.15§§	Compensation Modification Agreement dated June 21, 2012 with William A. Marshall (filed as Exhibit 10.2 to Current Report on Form 8-K filed on June 27, 2012.
10.16	Form of Indemnification Agreement (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2012).
10.17§§	Compensation Modification Agreement with William A. Marshall (filed as Exhibit 10.2 to Current Report on Form 8-K filed on January 17, 2013).
10.18§§	Amendment to Employment Agreement with William A. Marshall (filed as Exhibit 10.4 to Current Report on Form 8-K filed on January 17, 2013).
10.19§§	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.5 to Current Report on Form 8-K filed on January 17, 2013).
10.20	Form of Registration Rights Agreement dated as of June 11, 2013(filed as Exhibit 10.3 to Current Report on Form 8-K filed on June 12, 2013).
10.21	Form of Registration Rights Agreement dated as of November 11, 2013 (filed as Exhibit 10.2 to Current Report on Form 8-K filed November 11, 2013).
10.22§§	Compensation Modification Agreement with William A. Marshall dated January 28, 2014 (filed as Exhibit 10.2 to Current Report on Form 8-K filed January 30, 2014).
10.23§§	Form of Restricted Stock Unit Agreement granted January 28, 2014 (filed as Exhibit 10.3 to Current Report on Form 8-K filed January 30, 2014).
10.24§§	2011 Omnibus Equity Incentive Plan, as amended (filed as Annex A to the definitive Proxy Statement dated March 21, 2014).
10.25	Board Nomination Agreement with Lazarus Investment Partners, LLLP dated December 10, 2014 (filed as Exhibit 10.1 to Current Report on Form 8-K filed December 15, 2014).
10.26	Securities Purchase Agreement dated May 29, 2015 (filed as Exhibit 10.43 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).
10.27	Registration Rights Agreement dated May 29, 2015 (filed as Exhibit 10.44 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).
10.28	Security Agreement dated May 29, 2015 (filed as Exhibit 10.45 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).
10.29	Amendment to Securities Purchase Agreement and Registration Agreement dated May 29, 2015, entered into on July 30, 2015 (filed as Exhibit 10.45 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).
10.30§§	Employment Agreement with William P. Henry (filed as Exhibit 10.49 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).
10.31	Security Agreement between the Company and MKA79, LLC dated August 7, 2015 (filed as Exhibit 10.1 to Current Report on Form 8-K filed August 12, 2015).
10.32	Form of Purchase Agreement dated September 15, 2015 (filed as Exhibit 10.1 to Current Report on Form 8-K filed September 24, 2015).
10.33	Amendment to Lease dated as of September 15, 2015 (filed as Exhibit 10.56 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).
10.34§§	Employment Letter with Ian C. Bonnet dated September 28, 2015 (filed as Exhibit 10.1 to Current Report on Form 8-K filed September 30, 2015).
10.35	Form of Note Purchase Agreement dated October 28, 2015 (filed as Exhibit 10.8 to Quarterly Report on Form 10-Q filed November 13, 2015).

10.36	Second Amendment to Securities Purchase Agreement and Registration Rights Agreement, entered into on November 12, 2015 (filed as Exhibit 10.9 to Quarterly Report on Form 10-Q filed November 13, 2015).
10.37	Exchange Agreement between the Company and VER 83, LLC(filed as Exhibit 10.1 to Current Report on Form 8-K filed December 17, 2015).
10.38	Exchange Agreement between the Company and Lazarus Investment Partners, LLLP(filed as Exhibit 10.2 to Current Report on Form 8-K filed December 17, 2015).
10.39	Amended Security Agreement dated December 11, 2015(filed as Exhibit 10.3 to Current Report on Form 8-K filed December 17, 2015).
10.40	Amendment Agreement dated January 15, 2016 (filed as Exhibit 10.1 to Current Report on Form 8-K filed January 21, 2016).
10.41	Form of Lockup Agreement (filed as Exhibit 10.2 to Current Report on Form 8-K filed January 21, 2016).
10.42	Form of Registration Rights Agreement by and among Authentidate Holding Corp. and the AEON Members, dated as of January 26, 2016 (filed as Exhibit 10.1 to Current Report on Form 8-K filed February 1, 2016).
10.43	Lease Agreement dated as of March 1, 2014, as amended January 20, 2016, between Centennial Properties of Georgia, LLC and Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories (filed as Exhibit 10.2 to Current Report on Form 8-K filed February 1, 2016).
10.44	Authentidate Holding Corp. 2011 Omnibus Equity Incentive Plan, amended July 11, 2016 (filed as Exhibit 10.1to Current Report on Form 8-K filed July 13, 2016).
10.45§§	Engagement letter, dated as of March 2, 2016, 2016, between the Company and Windham Brannon, P.C. (filed as Exhibit 10.60 to Transition Report on Form 10-KT filed September 27, 2016).
10.46	Separation Agreement with William Henry (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 3, 2017).
10.47	Form of Note Exchange Agreement dated March 20, 2017 (filed as Exhibit 10.1 to Current Report on form 8-K filed on March 24, 2017).
10.48	Form of Exchange Agreement for Series E Preferred Stock dated March 20, 2017 (filed as Exhibit 10.2 to Current Report on Form 8K filed March 24, 2017.
10.49	Form of Security Agreement dated March 20, 2017 (filed as Exhibit 10.3 to Current Report on form 8-K filed March 24,2017).
14	Code of Ethics (filed as Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended June 30, 2003).
21*	Subsidiaries of Registrant.
31*	Certification of Chief Executive Officer and Principal Accounting Officer.
32*	Section 1350 Certification of Chief Executive Officer and Principal Accounting Officer.
101.1*	The following financial information from the Authentidate Holding Corp.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Operations Equity; (iv) the Consolidated Statements of Shareholder’s Equity; (v) the Consolidated Statement of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

	By:	/s/ Hanif Roshan
Hanif Roshan
Dated: April 5, 2017		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Hanif Roshan	Chief Executive Officer, Principal Accounting Officer, Chairman of the Board and Director	April 5, 2017
Hanif Roshan	(Principal Executive and Accounting Officer)
/s/ Charles C. Lucas III	Director	April 5, 2017
Charles C. Lucas III

/s/ Roy E. Beauchamp	Director	April 5, 2017
Roy E. Beauchamp

/s/ Marc A. Horowitz	Director	April 5, 2017
Marc A. Horowitz

/s/ Varinder S. Rathore	Director	April 5, 2017
Varinder S. Rathore

/s/ Mustafa Chagani	Director	April 5, 2017
Mustafa Chagani

Director
Richard Hersperger

AUTHENTIDATE HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Authentidate Holding Corp.

We have audited the accompanying consolidated balance sheets of Authentidate Holding Corp. and Subsidiaries (the “Company") as of June 30, 2016 and 2015, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Authentidate Holding Corp. and Subsidiaries as of June 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit and its capital requirements have been and will continue to be significant, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

Iselin, New Jersey

April 5, 2017

Authentidate Holding Corp. and Subsidiaries

Consolidated Balance Sheets

	June 30,
	2016	2015

Assets
Current assets
Cash and cash equivalents	$1,414,706	$5,190,540
Restricted cash	120,695	-
Note receivable	-	50,000
Accounts receivable, net	2,142,514	-
Inventory	337,907	34,664
Prepaid expenses and other current assets	170,944	2,685
Total current assets	4,186,766	5,277,889

Property and equipment, net	3,476,670	2,551,383
Other assets
Intangibles, net	2,188,682	-
Deferred tax asset	38,493,000	-
Goodwill	3,318,000	-
Deposits	10,211	-
Total assets	$51,673,329	$7,829,272

Liabilities Shareholders' Equity
Current liabilities
Accounts payable	$4,329,187	$1,707,894
Accrued expenses	2,153,234	-
Accrued commissions	1,106,555	690,255
Notes payable	2,977,811	-
Warrant liability	1,051,000	-
Total current liabilities	11,617,787	2,398,149
Deferred rent	114,379	32,250
Total liabilities	11,732,166	2,430,399
Commitments and contingencies (Notes 10 and 15)
Shareholders’ equity
Preferred stock, $.10 par value; 5,000,000 shares authorized, Series B, 28,000 and 0 shares and Series D, 605,000 and 0 shares issued and outstanding on June 30, 2016 and 2015, respectively	63,300	-
Common stock, $.001 par value; 190,000,000 shares authorized, 5,772,258 and 958,030 shares issued and outstanding on June 30, 2016 and 2015, respectively	5,772	958
Additional paid-in capital	38,316,376	-
Retained earnings	1,555,715	5,397,915
Total shareholders’ equity	39,941,163	5,398,873
Total liabilities and shareholders' equity	$51,673,329	$7,829,272

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statements of Income

	Year Ended June 30,
	2016	2015
Net revenues
Fees for services	$33,952,712	$24,445,337
Hosted software services	601,368	-
Telehealth services	22,836	-
Total net revenues	34,576,916	24,445,337
Operating expenses
Cost of revenues	6,877,119	4,221,200
Selling, general and administrative	19,147,029	8,976,359
Product development	21,950	-
Share based compensation	1,584,502	-
Depreciation and amortization	1,149,695	853,814
Total operating expenses	28,780,295	14,051,373
Operating income	5,796,621	10,393,964
Other expense, net	(206,889)	(1,135,102)
Income before provision for income taxes	5,589,732	9,258,862
Income tax provision	324,704	21,750
Net income	$5,265,028	$9,237,112

Earnings per share
Basic earnings per common share	$1.72	$9.64
Diluted earnings per common share	$1.32	$9.64

Weighted average number of common shares outstanding
Basic	2,976,049	958,030
Diluted	4,017,210	958,030

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statement of Shareholders' Equity

	Number of Shares	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
Balance, June 30, 2014	-	$-	958,030	$958	$-	$4,432,236	$4,433,194
Members' distribution						(8,271,433)	(8,271,433)
Net income						9,237,112	9,237,112
Balance, June 30, 2015	-	-	958,030	958	-	5,397,915	5,398,873
Members' distribution						(8,947,023)	(8,947,023)
Contributed membership interest			(95,803)	(96)	96		-
Share-based compensation expense - member units			95,803	96	1,417,904		1,418,000
Reverse merger	633,000	63,300	4,814,228	4,814	36,731,874	-	36,799,988
Share-based compensation expense - options					166,502		166,502
Preferred dividends						(160,205)	(160,205)
Net income						5,265,028	5,265,028
Balance, June 30, 2016	633,000	$63,300	5,772,258	$5,772	$38,316,376	$1,555,715	$39,941,163

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flow

	Year Ended June 30,
	2016	2015
Cash Flow from Operating Activities
Net Income	$5,265,028	$9,237,112
Adjustments to reconcile net income to net cash provided by operating activities
Loss on equity method investment	-	71,502
Bad Debt expense	768,972	-
Write-off of notes receivable	-	92,000
Change in fair value of warrant liability	(15,000)	-
Deferred taxes	311,000	-
Depreciation and amortization	1,149,695	853,814
Gain on sale of equipment, net	-	(52,381)
Share based compensation	1,584,502	-
Deferred rent	82,129	32,250
Changes in assets and liabilities
Accounts receivable	(2,737,486)	-
Inventory	56,757	-
Prepaid expenses and other current assets	295,741	(19,007)
Deposits	(10,211)	(61,687)
Accounts payable	1,088	(1,542,293)
Accrued expenses	753,234	-
Accrued commissions	416,300	518,636
Net cash provided by operating activities	7,921,749	9,129,946
Cash flows from investing activities
Purchases of property and equipment	(1,730,664)	(547,913)
Collections from notes receivable	50,000	208,405
Cash acquired in reverse acquisition	30,104	-
Due from related parties	-	500,000
Decrease in loans to shareholders	-	865,500
Repayment of due to shareholders	-	82,684
Net cash (used) provided in investing activities	(1,650,560)	1,108,676
Cash flows from financing activities
Members' distribution	(8,947,023)	(8,271,433)
Repayment notes payable	(1,100,000)	-
Net cash used in financing activities	(10,047,023)	(8,271,433)
Net (decrease) increase in cash and cash equivalents	(3,775,834)	1,967,189
Cash and cash equivalents beginning of year	5,190,540	3,223,351
Cash and cash equivalents end of year	$1,414,706	$5,190,540
.
Supplemental disclosure of cash paid fo:
Interest	$97,507	$-
Income taxes	8,000	30,800

Non-cash investing and financing activities
Note receivable on sale of equipment	$-	$258,405
Non-cash preferred dividends	$160,205	$-

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp and Subsidiaries

Notes to the Consolidated Financial Statements

1.	Description of Business, Reverse Merger and Liquidity

Business

Authentidate Holding Corp. (“AHC”) and its subsidiaries primarily provide an array of clinical testing services to health care professionals through its wholly owned subsidiary, Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories (“AEON”). AHC also continues to provide its legacy secure web-based revenue cycle management applications and telehealth products and services that enable healthcare organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. Web-based services are delivered as Software as a Service (SaaS) to our customers interfacing seamlessly with billing, information and records management systems.

Reverse Merger

On January 27, 2016 AEON merged into a newly formed acquisition subsidiary of AHC pursuant to a definitive Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 (collectively the “Merger Agreement”) and December 15, 2016 (the “AEON Acquisition”). The merger certificate was filed with the Secretary of State of Georgia on January 27, 2016. AEON survived the merger as a wholly-owned subsidiary of AHC (collectively the “Company”). AEON contracts with health care professionals to provide urine and oral fluid testing to patients. The four primary tests provided by AEON are Medical Toxicology, Pharmacogenomics, Cancer Genetic Testing and Molecular Biology. Following the completion of the reverse merger, the business conducted by AEON became primarily the business conducted by the Company.

Under accounting principles generally accepted in the United States of America (“U.S. GAAP”), the merger is treated as a “reverse merger” under the purchase method of accounting (see Note 3). The consolidated financial statements reflect the historical results of AEON prior to the completion of the reverse merger since it was determined to be the accounting acquirer, and do not include historical results of AHC prior to the completion of the merger.

Liquidity

The Company’s capital requirements have been and will continue to be significant and it is expending significant amounts of capital to develop, promote and market its services. The Company’s available cash and cash equivalents as of June 30, 2016 totaled approximately $1,415,000 and the Company’s working capital deficit was approximately ($7,431,000). As of the filing date of this Annual Report on Form 10-K, and after giving effect to the recent note exchange transaction described in Note 19 to these financial statements, there is outstanding an aggregate principal amount of $2,545,199 of senior secured convertible notes with a maturity date of March 20, 2018. The Company expects its existing resources, revenues generated from operations, and proceeds received from other transactions being considered (of which there can be no assurance) will be sufficient to satisfy our working capital requirements for at least the next twelve months; however, no assurances can be given, that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. If necessary, management of the Company believes that it can reduce operating expenses and/or raise additional debt financing to satisfy its working capital requirements. However, no assurances can be given that the Company will be able to support its costs or pay debt obligations through revenues derived from operations or generate sufficient cash flow to satisfy its obligations.

Authentidate Holding Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable represent customer obligations due under normal trade terms, net of allowance for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. The allowance for doubtful accounts was approximately $769,000 and $0 as of June 30, 2016 and 2015, respectively.

Note Receivable

During December 2014, the Company entered into an agreement with an unrelated party for the sale of certain equipment for $258,405. The note was non-interest bearing and $208,405 was repaid during the year ended June 30, 2015, and the balance was repaid during the year ended June 30, 2016.

Inventory

Inventory amounts are stated at the lower of cost or market using the first in, first out basis.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method. Estimated useful lives of the assets range from three to seven years.

Repairs and maintenance are charged to expense as incurred. Renewals and betterments and improvements are capitalized. When assets are sold, retired, or otherwise disposed, the applicable costs and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is recognized.

Authentidate Holding Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

Intangible Assets

Intangible assets consist primarily of trademarks and acquired technologies. The Company acquired approximately $2,344,000 of intangible assets in conjunction with the reverse merger discussed in Notes 1 and 3. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

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

Billings for laboratory testing services are reimbursed by third-party payors net of allowances for differences between amounts billed and the cash receipts from such payors. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC-605 “Revenue Recognition”, the Company recognizes revenues when there is a persuasive evidence of an arrangement, title and risk of loss have passed, product is shipped or services have been rendered, sales price is fixed or determinable and collection of the related receivable is reasonably assured.

Historically, the Company had recognized revenue for these services upon cash receipt because the criteria to recognize revenues under ASC-605 had not been met at the time test results were delivered since the fee was not fixed and determinable until the third payor remitted payment given the limited experience and history to develop a reliable estimate of the provision for contractual adjustments (that is, the difference between established rates and expected third-party payments) and discounts (that is, the difference between established rates and the amount billable). The Company has continuously reassessed its ability to develop reliable estimates of the provision for contractual adjustments and discounts over the past year and has made investments in its systems and process around its billing system to improve the quality of information generated by the system. Given these ongoing investments and improvements and based upon the financial framework the Company uses for estimating the provision for contractual adjustments and discounts, in the second quarter of fiscal 2016, the Company concluded that it was able to reasonably estimate its provision for contractual adjustments and discounts and began recognizing revenue at the time test results are delivered, net of estimated contractual allowances.

Authentidate Holding Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

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

Advertising Expenses

The Company recognizes advertising expenses as incurred and amounted to approximately $44,500 and $17,900 for the years ended June 30, 2016 and 2015, respectively.

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

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. The Company had approximately $1,165,000 and $4,941,000 in excess of FDIC-insured limits as of June 30, 2016 and 2015, respectively. The Company has not experienced any losses in such accounts.

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

Prior to the reverse merger, AEON elected to be taxed as an S Corporation for federal and certain state income tax purposes. Under this election substantially all of the profits, losses, credits and deductions of the Company are passed through to the individual shareholders. Therefore prior to the reverse merger no provision or liability for income taxes has been included in these consolidated financial statements except for state and localities where the S Corporation status has not been recognized. The provision for income taxes consisted of current franchise and excise taxes for state and localities for the year end ended June 30, 2015.

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

Authentidate Holding Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

Under income tax regulations in the United States AHC is the acquirer of AEON. As such the Company must file a consolidated return for both AHC and AEON for the year ending June 30, 2016. The return will include the operating results of AHC from July 1, 2015 through June 30, 2016, and AEON’s results from January 27, 2016 through June 30, 2016.

Management considers the likelihood of changes by taxing authorities in its filed income tax returns and recognizes a liability for or discloses potential changes that management believes are more likely than not to occur upon examination by tax authorities. Management has not identified any uncertain tax positions in previously filed income tax returns that require recognition or disclosure in the accompanying consolidated financial statements.

The Company’s policy is to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this update state that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period beginning after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. ASU 2015-11 requires inventory measured using any method other than last-in, first-out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. The Company has concluded the adoption of this ASU will not have any significant impact on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): “Simplifying the Accounting for Measurement-Period Adjustments”. The update eliminates the requirement to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill during the measurement period when new information is obtained about the facts and circumstances that existed as of the acquisition date, that if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of the additional assets of liabilities. The amendments in this update are effective for fiscal years beginning after December 15, 2015, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update. Early application is permitted for financial statements that have not been issued. The Company has concluded the adoption of the ASU will not have any significant impact on its consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

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

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting", which makes several modifications to the accounting for employee share-based payment transactions, including the requirement to recognize the income tax effects of awards that vest or settle as income tax expense. This guidance also clarifies the presentation of certain components of share-based awards in the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. The Company is evaluating the effect that ASU No. 2016-09 will have on its consolidated financial statements and related disclosures. We are currently evaluating the effect of adoption of this ASU and do not believe the effect will be material on its financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under ASU 2017-04 goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the effect of adoption of this ASU and do not believe the effect will be material on its financial statements.

3.	Reverse Merger

On January 27, 2016 AHC completed the reverse merger with AEON, an expanding clinical laboratory based in Gainesville, GA. The transaction was structured as a tax-free exchange, with the former AEON members receiving shares of common stock of AHC at the closing, and potential further issuances of common stock tied primarily to the earnings of AEON during the five calendar years ending December 2019. The AEON members received an aggregate of 19.9% (958,030 shares) of the common stock of AHC effective at the closing and will receive an additional 5% (240,711 shares) of the outstanding common stock of the Company, as defined, upon approval of the merger transaction by the shareholders of the Company. On July 11, 2016, the shareholders of the Company approved the issuance of shares of common stock in connection with earn-out payments that may be payable pursuant to the Merger Agreement, and these shares were issued in December 2016. The AEON members can also earn additional shares of common stock to increase their aggregate holdings to up to 90% of the outstanding stock of AHC, as defined, based upon meeting the benchmark targets in the Merger Agreement, including delivering $16,000,000 in EBITDA for the calendar year ended 2015, which was achieved (1,155,415 shares approved and issued in December 2016), and $100,000,000 in aggregate EBITDA for the calendar years 2016 through 2019. For accounting purposes, the additional shares of common stock which may be issued to the former AEON members will be treated as dividends. In connection with the completion of the merger, Hanif A. (“Sonny”) Roshan, founder of AEON, became Chairman of the Company and subsequently became CEO of the Company on August 7, 2016, and Richard Hersperger, the CEO of AEON, became CEO of the Company at closing through August 7, 2016. Both Messrs. Roshan and Hersperger currently hold seats on the Board of Directors. The former AEON members will have the right to elect one director for each 10% of the outstanding shares of the Company’s common stock they hold as a group. Accordingly, the transaction was accounted for as a reverse acquisition under the provisions of ASC 805-40 Business Combinations – Reverse Acquisitions, with AEON becoming the acquirer for accounting purposes and AHC becoming the accounting acquiree. It was determined that AEON was the accounting acquirer as a result of the control over the Board of Directors of the combined Company by the former AEON members, the senior management positions in the combined Company held by former AEON management, and AEON’s size in comparison to AHC.

Authentidate Holding Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

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

The effective consideration transferred of $36,800,000 is comprised of the following

Fair value of AHC common shares	(A)	$22,675,000
Preferred stock outstanding	(B)	3,047,000
Stock options vested and outstanding	(C)	1,296,000
Warrants vested and outstanding	(C)	9,782,000

Consideration effectively transferred		$36,800,000

(A)	Based upon 4,814,226 AHC common shares outstanding at a fair value of $4.71 per share, which was the closing price of AHC common shares on the effective date of the merger.

(B)	Represents 28,000 shares of Series B and 605,000 shares of Series D preferred stock as converted into 646,933 common shares with a fair value of $4.71 per share, which was the closing price of AHC common shares on the effective date of the merger.

(C)	Represents outstanding and vested AHC stock options and warrants acquired in connection with the reverse merger. The fair value of these stock options and warrants was determined using the Black Scholes model, with the following assumptions:

Authentidate Holding Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

	Options	Warrants
Shares outstanding and vested	616,141	4,313,180
Weighted average exercise price	$4.46	$5.24
Volatility	85.10%	85.10%
Risk-free interest rate	1.63%	1.63%
Expected dividend rate	0%	0%
Expected life (years)	4.00	4.16
Share price	$4.71	$4.71

The fair value of the assets acquired and liabilities assumed were based on management estimates. Based upon the purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

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

In connection with the reverse merger, the Company incurred approximately $1,119,000 for related transaction costs for the year ended June 30, 2016, included in selling, general and administrative expenses in the accompanying statements of income.

The following unaudited pro forma results for the years ended June 30, 2016 and 2015 summarizes the consolidated results of operations of the Company, assuming the reverse merger had occurred on July 1, 2014 and after giving effect to the reverse acquisition adjustments, including amortization of tangible and intangible assets acquired in the transaction:

Authentidate Holding Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

	Year Ended June 30,
	(unaudited)
	2016	2015

Net revenues	$35,361,000	$28,134,000

Net loss	$(4,366,000)	$(463,000)

4.	Inventory

Inventory consists of the following:

	June 30,
	2016	2015

Laboratory testing supplies	$100,233	$34,664
Purchased components	31,068
Finished goods	206,606	-
Total inventory	$337,907	$34,664

5.	Property and Equipment

Property and equipment consists of the following:

			Estimated
	June 30,		Useful Life
	2016	2016	In Years

Machinery and equipment	$5,591,564	$3,798,927	3-6
Software	392,913	265,886	5-7
Furniture and fixtures	105,043	105,043	5-7
Leasehold improvements	64,193	64,193	(1)
	6,153,713	4,234,049
Less: Accumulated depreciation and amortization	(2,677,043)	(1,682,666)

Property and equipment, net	$3,476,670	$2,551,383

(1) Lesser of lease terms or estimated useful life

Depreciation on property and equipment was approximately $994,000 and $854,000 for the years ended June 30, 2016 and 2015, respectively.

Authentidate Holding Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

6.	Intangible Assets

The following table sets forth intangible assets as follows:

	June 30, 2016			June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years

Trademarks	$550,000	$32,738	$517,262	$-	$-	$-	7
Acquired technologies	1,794,000	122,580	1,671,420	-	-	-	3-7
Total	$2,344,000	$155,318	$2,188,682	$-	$-	$-

Amortization expense was approximately $155,000 for the year ended June 30, 2016. Amortization expense for the next five fiscal years and thereafter is expected to be as follows:

June 30,
2017	$372,762
2018	372,762
2019	372,206
2020	371,429
2021	317,262
Thereafter	382,261
$2,188,682

7.	Income Taxes

The Company’s provision for income taxes consists of the following:

	Year Ended June 30,
	2016	2015
Current:
Federal	$-	$-
State	13,704	21,750
Total current	13,704	21,750

Deferred:
Federal	273,000	-
State	38,000	-
Total deferred	311,000	-

Income tax provision	$324,704	$21,750

Authentidate Holding Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate for the years ended June 30, 2016 and 2015 are as follows:

	Year Ended June 30,
	2016		2015

Income taxes at the federal statutory rate	$1,901,000	34.00%	$-	34.00%
State income taxes, net of federal income tax effect	51,704	0.92%	21,750	0.23%
Permanent tax differences	(2,914,000)	-52.13%	-	-34.00%
481(a) adjustments	1,287,000	23.03%	-	0.00%
Other	(1,000)	-0.01%
	$324,704	5.81%	$21,750	0.23%

The Company’s deferred tax assets and liabilities as of June 30, 2016 and 2015 are as follows:

	Year Ended June 30,
	2016	2015
Deferred tax assets:
Accrued compensation	$395,000	$-
Accounts receivable allowance	292,000	-
Intangible assets	352,000	-
Other liabilities	43,000	-
Net operating loss and other carry forwards	60,357,000	-
Total gross deferred assets	61,439,000	-
Less: Valuation allowance	(21,745,000)	-
Deferred tax asset after valuation allowance	39,694,000	-
Deferred tax liabilities:
Depreciation	(644,000)	-
Change in accounting method	(557,000)	-
Total deferred tax liability	(1,201,000)	-

Net Deferred Tax Asset	$38,493,000	$-

In connection with the reverse merger, AEON elected to change from a cash basis tax payer to an accrual basis tax payer. This resulted in a change of accounting methodology which resulted in a built in gain that resulted in a deferred tax liability of approximately $1,498,000 as of the date of merger. The built in gain will be recognized for tax purposes over a four year period. Additionally, AEON elected to change their tax reporting year end from a December 31 year end to a June 30 year end. This change was done to mirror AHC’s tax and reporting year.

Permanent tax differences in the above reconciliation table consist of pre-acquisition income which is allocated to the former shareholders of AEON.

As of June 30, 2016, the Company has net operating loss carryforwards of approximately $227,300,000. As of June 30, 2016, Federal net operating loss carryforwards are approximately $166,935,000, which expire between 2019 and 2036. Approximately $5,300,000 of the federal net operating loss carryforwards are Separate Return Limitation Year (SRLY) and can only be used by the entity that generated these losses in separate return years. State net operating loss carryforwards are approximately $60,365,000, which expire between 2016 and 2035.

The gross deferred tax asset for these net operating losses is approximately $60,357,000 offset by a valuation allowance of approximately $21,745,000. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company believes that it is more likely than not that it will generate sufficient taxable income to utilize part of its deferred tax asset and has therefore recorded a partial valuation allowance.

Authentidate Holding Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

The Company adopted the guidance in ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, during the fourth quarter of fiscal year June 30, 2016; therefore, all deferred tax assets and liabilities are classified as long-term.

8.	Notes Payable

The following table sets forth the secured and unsecured notes payable:

June 30,
	2016	2015
Secured
	$950,000	$-	9% interest paid upon maturity or early redemption
	320,000	-	10% interest paid annually
	1,270,000	-
Unsecured
	532,811	-	20% interest paid annually
	200,000	-	20% interest paid annually
	525,000	-	20% interest paid annually
	450,000	-	20% interest paid annually
	1,707,811	-
Total	$2,977,811	$-

Secured

The Company has a convertible note payable in the aggregate principal amount of $950,000. The note is convertible into shares of common stock at an initial conversion price of $2.25 per share, subject to adjustment. The convertible note is convertible beginning July 1, 2016 and was due December 17, 2016. Based on the initial conversion price, the note is convertible into up to 422,222 shares of common stock. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price will be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the conversion price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The convertible note bears interest at 9% per annum with interest payable upon maturity or on any earlier redemption date. Accrued interest at June 30, 2016 was approximately $46,000. Following the date on which the convertible note first becomes convertible, the Company will have the right to redeem all or any portion of the outstanding principal balance of the note, plus all accrued but unpaid interest at a price equal to 110% of such amount. The holder of the convertible note shall have the right to convert any or the entire amount to be redeemed into common stock prior to redemption. Subject to certain exceptions, the convertible note is senior to existing and future indebtedness of the Company and will be secured to the extent and as provided in the amended security agreement entered into between the Company and the holder. Subject to certain exceptions, the new convertible note contains customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default. Upon the occurrence of an event of default under the convertible note, the holder may require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal and accrued and unpaid interest. As described in greater detail in Note 18 to these financial statements, on March 20, 2017, this note was exchanged for a new promissory note in the aggregate principal amount of $1,056,875. The new note matures twelve months following such extension date and interest accrues on the principal amount of the new note at the rate of 5% per annum. The new note is secured by a lien on all of the Company’s assets and is convertible at the initial conversion price of $2.03 per share.

Authentidate Holding Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

The Company issued senior secured convertible notes in the aggregate principal amount of $900,000. These notes, subject to certain exceptions, ranked senior to existing and future indebtedness of the Company and were secured to the extent and as provided in the security agreement entered into between the Company and the purchasers. These notes matured on June 8, 2016 and, subject to certain limitations, were convertible at any time at the option of the holder into shares of the Company’s common stock at an initial conversion price of $2.25 per share. These notes bear interest at 9% per annum with interest payable upon maturity or any earlier redemption date. During June 2016, the notes were paid in full.

The Company issued a promissory note in the aggregate principal amount of $320,000 to an accredited investor in a private transaction. Accrued interest at June 30, 2016 is approximately $37,000. The note was due and payable on April 15, 2016 and interest accrues on the note at the rate of 10.0% per annum. The note is secured by a first priority lien on certain of our assets, as described in a security agreement entered into between the Company and the purchaser. Subject to certain exceptions, the note contains customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default. The note was convertible into shares of common stock of the Company at an initial conversion price of $4.86 per share. The conversion price is only subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The note was issued to an affiliate of J. David Luce, a former member of the Board of Directors. On September 1, 2016, the Company entered into an amendment agreement which extended the maturity date to December 1, 2016 at an interest rate of 5% per annum. In consideration for such agreement, the Company agreed that the note would be further modified so that it would be convertible into shares of common stock of the Company at a conversion price of $3.00 per share, which was equal to the most recent closing bid price of the Company’s common stock immediately prior to the execution of the amendment agreement. Based on the modified conversion price, the principal amount of the note will be convertible into 106,667 shares of common stock. The holder shall not have the right to convert the note to the extent that such conversion would result in the holder being the beneficial owner in excess of 4.99% of the Company’s common stock. The other terms and conditions of the note were not amended. As described in greater detail in Note 18 to these financial statements, on March 20, 2017, this note was combined with the $200,000 unsecured note held by the same entity and was exchanged for a new promissory note in the aggregate principal amount of $641,294. The new note matures twelve months following such extension date and interest accrues on the principal amount of the new note at the rate of 5% per annum. The new note is secured by a lien on all of the Company’s assets and is convertible at the initial conversion price of $2.03 per share.

Unsecured

The Company had an outstanding note payable to Lazarus Investment Partners, LLLP the former beneficial owner of approximately 15.0% of the Company’s common stock in the aggregate principal amount of $532,811. The note accrued interest at 20% per annum, payable in arrears, and was due upon the earlier of (i) December 17, 2016, or (ii) within 5 days of the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. Accrued interest at June 30, 2016 is approximately $68,000. The note is neither secured by any of the Company’s assets nor convertible into equity securities of the Company. The note contains certain events of default that are customary for similar transactions. The note was repaid in full in December 2016.

Authentidate Holding Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

The Company had issued promissory notes in the aggregate principal amount $400,000 consisting of $200,000 each to Lazarus Investment Partners LLLP, the former beneficial owner of approximately 15.0% of the Company’s common stock, and an entity affiliated with J. David Luce, former member of the Board of Directors. The notes are unsecured obligations of the Company. The notes bear interest at 20% per annum, payable in arrears, and are due upon the earlier of (i) August 26, 2016, or (ii) the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. The holders have the right, at their option, to convert interest and principal due on the note into any alternative financing that may be undertaken by the Company while the notes are outstanding. The Company repaid $200,000 of these notes during March 2016. On September 1, 2016, the note held by the entity affiliated with J. David Luce, was amended to extend the maturity date to December 1, 2016 and to allow the investor to elect to further extend the note for an additional 90 days. In consideration for such agreements, the Company agreed that the promissory note would be further modified so that it would be convertible into shares of common stock of the Company at an initial conversion price of $3.00 per share, which was equal to the most recent consolidated closing bid price of the Company’s common stock immediately prior to the execution of the amendment agreement. Based on the conversion price, the principal amount of the note was convertible into up to 173,333 shares of common stock. The conversion price is only subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. In March 2017, this note was combined with the $320,000 secured note held by the same entity and exchanged for a new promissory note in the aggregate principal amount of $641,294. The new note matures twelve months following such extension date and interest accrues on the principal amount of the new note at the rate of 5% per annum. The new note is secured by a lien on all of the Company’s assets and is convertible at the initial conversion price of $2.03 per share. Additional terms and conditions of the new note are described in greater detail in Note 18 to these financial statements.

The Company has promissory notes in the aggregate principal amount of $525,000 to accredited investors. The notes are unsecured and are not convertible into equity securities of the Company. The notes bear interest at 20% per annum, payable in arrears, and are due upon the earlier of (i) September 18, 2016 for the $400,000 note, September 25, 2016 for the $50,000 note and September 30, 2016 for the $75,000 note , or (ii) within 30 days of the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. Accrued interest at June 30, 2016 is approximately $79,000. During September 2016, the Company repaid these notes in full.

The Company has a promissory note in the aggregate principal amount of $450,000 to Optimum Ventures, LLC, a related party of Peachstate Health Management, LLC, through common ownership. The note is unsecured and is not convertible into equity securities of the Company. The note bears interest at 20% per annum, payable in arrears, and was due upon the earlier of (i) October 28, 2016, or (ii) within 30 days of the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. Accrued interest at June 30, 2016 is approximately $60,000. As described in greater detail in Note 18 to these financial statements, on March 20, 2017, this note was exchanged for a new promissory note in the aggregate principal amount of $591,613. The new note matures twelve months following such extension date and interest accrues on the principal amount of the new note at the rate of 5% per annum. The new note is secured by a lien on all of the Company’s assets and is convertible at the initial conversion price of $2.03 per share.

9.	Line of Credit

On June 30, 2014 the Company entered into a $1,000,000 credit agreement (the “Revolver”) with Bank of America with an original maturity date of June 30, 2015. The balance of the Revolver was paid in full on May 14, 2015, and subsequently closed.

10.	Lease Commitments

The Company entered into a 12 year lease for office and warehouse space from a related party (see Note 16) commencing in April 2014, and amended in January 2016. The amendment increased monthly rent expense from $24,250 to $46,500 with a 3% annual increase after 12 months. Beginning in January of 2014, the Company began leasing office space in Kentucky on a month-to-month basis from a third party. Additionally, the Company entered into an amended lease agreement in late 2015, for the New Jersey office, for a six year term with annual rental rates ranging from $135,000 to $148,000. There are certain provisions which allow for early termination and extension of the lease.

Authentidate Holding Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

Rental expense for the years ended June 30, 2016 and 2015 was approximately $577,000 and $156,000, respectively.

At June 30, 2016, as part of our lease agreement for the New Jersey office, restricted cash of approximately $121,000 was being held as collateral for a letter of credit securing certain lease payments.

The future minimum lease payments under non-cancelable operating leases are approximately as follows for the years ending June 30:

2017	$699,000
2018	720,000
2019	740,000
2020	761,000
2021	782,000
Thereafter	3,307,000
Total	$7,009,000

The Company has approximately $28,000 of capital lease obligations for equipment as of June 30, 2016, which is included in accrued expenses on the consolidated balance sheets.

11.	Equity

Preferred Stock

As of June 30, 2016, there are 28,000 shares of Series B convertible preferred stock outstanding. The Company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of approximately 28,000 shares of our common stock at a conversion rate of $25.20 per share. In the event the Company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. Dividends on the Series B preferred stock accrue at a rate of $17,500 a quarter. At June 30, 2016, the Company has accrued dividends in the amount of $70,000 which remain unpaid. As described in greater detail in Note 18 to these financial statements, in March 2017, the Company exchanged such shares of Series B Preferred Stock for a total of 25,000 shares of Series E Preferred Stock. The shares of Series E Preferred Stock will be initially convertible into an aggregate of 187,500 shares of Common Stock at the initial conversion rate of $4.00 per share. Each share of Series E Preferred Stock will have a stated value of $30.00 per share and will have the following rights and preferences: (i) each holder of the Series E Preferred Stock will have the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock; (ii) the Series E Preferred Stock will be redeemable at our option commencing one year after the closing date (provided that the Company’s common stock is listed on a national securities exchange at such time); and (iii) the Series E Preferred Stock will pay dividends at the rate of 5% per annum in cash. Pursuant to the exchange agreement for the preferred stock, the holders of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock.

As of June 30, 2016, there are 605,000 shares of Series D convertible preferred stock outstanding. The Series D preferred stock can be converted by the holders into an aggregate of 619,154 shares of common stock at an initial conversion rate of $9.77139 per share. The holders of such shares have the right to convert the preferred shares at any time; however, the shares received upon conversion may not be offered or sold except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Company has the right to repurchase the outstanding Series D preferred stock at a redemption price equal to $10.00 per share, plus accrued and unpaid dividends, and to require holders to convert their Series D preferred stock beginning in June 2016. Dividends on the Series D preferred stock accrue at a rate of 5% per annum and are payable semi-annually in cash or stock at the Company’s option. At June 30, 2016, the Company has accrued dividends in the amount of approximately $332,000 which remain unpaid.

Authentidate Holding Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

Common Stock

As discussed in Notes 1 and 3 the AEON Acquisition on January 27, 2016 has been accounted for as a reverse merger under US GAAP. As such, AEON is considered the acquiring entity for accounting purposes; and therefore, legacy AEON’s historical results of operations replaced legacy AHC’s historical results of operations for all periods prior to the reverse merger. Additionally, the legacy AEON equity accounts at June 30, 2015 were retroactively restated to reflect the number of shares received in the business combination as defined by Note 3.

Earnings per Share

FASB ASC Topic 260, Earnings per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period, while diluted earnings per share is calculated to include any dilutive effects to ordinary shares. For the year ended June 30, 2016, our ordinary share equivalents consisted of stock options, restricted stock units, convertible debt, preferred stock and warrants.

	Year Ended June 30,
	2016	2015
Basic earnings per share
Net income	$5,265,028	$9,237,112
Preferred stock dividends	160,205	-
Net income available\to common shareholders after preferred stock dividends	$5,104,823	$9,237,112
Weighted average shares used in the computation of basic earnings per share	2,976,049	958,030
Earnings per share - basic	$1.72	$9.64

	Year Ended June 30,
	2016	2015
Dilutive earnings per share
Income available to common shareholders	$5,104,823	$9,237,112
Less decrease in fair value of warrants, net of income tax	(9,060)
Interest on convertible debt, net of income tax	45,879	-
Preferred stock dividends	160,205	-
Net income applicable to common shareholders plus assumed conversions	$5,301,847	$9,237,112
Weighted average shares used in the computation of basic earnings per share	2,976,049	958,030
Dilutive effect of options, warrants, convertible debt and convertible preferred stock	1,041,161	-
Shares used in the computation of diluted earnings per share	4,017,210	958,030
Earnings per share - diluted	$1.32	$9.64

Authentidate Holding Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

Common Stock Warrants

A schedule of common stock warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, July 1, 2015	-	$-	-	-
Warrants assumed in reverse merger	4,313,180	5.24
Expired/Forfeited	(107,645)	18.00	-	-
Outstanding June 30, 2016	4,205,535	4.91	4.68	$1,992,535
Exercisable, June 30, 2016	3,388,868	$5.46	4.60	$1,726,146

12.	Share-Based Compensation

On December 22, 2015, the Company and its owners approved a 10% pro-rata donation of members’ equity units to treasury units for no consideration. These units were used to retain and attract key members of management in contemplation of the reverse merger. During 2015, the units were committed to three key members of management. On January 12, 2016, the units were awarded with full rights and privileges. The Company has recognized approximately $1,418,000 of share based compensation based on the fair value of the units issued. The fair value of the unit based compensation was determined by using the market value of AHC common stock based on published stock values, and discounting them accordingly for lack of marketability and a probability discount associated with certain earn-outs.

Authentidate Holding Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

Stock option activity under the Company’s stock option plans for employees and non-executive directors for the period ended June 30, 2016 is as follows:

Employees Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding July 1, 2015	-	-	-	-
Options assumed in reverse merger	182,259	$12.45	-	-
Granted	-	-	-	-
Expired/forfeited	(22,442)	$12.35	-	-
Outstanding June 30, 2016	159,817	$12.46	6.30	$11,864
Exercisable June 30, 2016	127,713	$12.92	3.02	$11,766
Expected to vest at June 30, 2016	25,137	$10.67	6.15	$102

Non-Executive Director Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding July 1, 2015	-	-	-	-
Options assumed in reverse merger	433,887	$4.46	-	-
Granted	51,645	3.42	-	-
Expired/forfeited	-	-	-	-
Outstanding and exercisable June 30, 2016	485,532	$4.35	6.96	$198,346

Employee options are granted at the closing price on the day of issuance and typically vest over a three-year period and non-executive director options are granted at market price and vest on the grant date. The Company recognized approximately $167,000 and $0 of stock based compensation related to options for the years ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, there was approximately $148,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 12 months.

As of June 30, 2016, there were approximately 35,800 restricted stock units outstanding that were granted to employees in connection with the Company’s compensation modification program. These restricted stock units vest when the Company achieves cash flow breakeven for two consecutive quarters, as defined. The majority of these restricted stock units were granted to employees who are no longer with the Company.

13.	Fair Value Measurements

The Company measures fair value for financial assets and liabilities in accordance with the provisions of the accounting guidance regarding fair value measurements. The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices for identical assets or liabilities that is observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

Authentidate Holding Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

	Fair Value Measurements
	Using Fair Value Hierarchy
	Fair value	Level 1	Level 2	Level 3
June 30, 2016
Warrant liability	$1,051,000	$-	$-	$1,051,000
Total	$1,051,000	$-	$-	$1,051,000

The following is a reconciliation of the opening and closing balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended June 30, 2016:

The Company’s assets and liabilities subject to recurring fair value measurements as of June 30, 2016 are as follows:

June 30, 2016	Fair value
Balance at June 30, 2015	$-
Warrant liability acquired in reverse merger	1,066,000
Change in fair value	(15,000)
Balance at June 30, 2016	$1,051,000

The warrant liability represents the fair value of the warrants issued by the Company that have reset features. The Company is required to revalue the warrant liability at the end of each reporting period and record a non-cash gain or loss in the statement of income for the change in the fair value of the warrant liability in the period in which the change occurs. The fair value of the warrant liability is estimated using an adjusted Black-Scholes model and the applicable level 1 and level 2 inputs and an unobservable level 3 input regarding the likelihood of a reset occurring. Since the Company uses a level 3 input, the warrant liability in included in the level 3 category in the table above. Estimating fair value requires the input of highly subjective assumptions and because changes in such assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of the related assets or liabilities.

For the year ended June 30, 2016, the Company recorded non-cash gains of $15,000 in other expense for the change in fair value of the warrant liability.

14.	Other Expense, net

Other (expense) income consists of the following:

	Year ended June 30,
	2016	2015

Charitable contributions Related Party - (Note 16)	$-	$(1,015,750)
Interest income	6,818	2,615
Interest expense	(228,707)	(10,864)
Loss on equity method investment	-	(71,502)
Gain on sale of equipment	-	52,381
Write-off of notes receivable	-	(92,000)
Change in fair value of warrant liability	15,000	-
Other (expense)income	-	18
Total other expense, net	$(206,889)	$(1,135,102)

Authentidate Holding Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

15.	Commitments and Contingencies

A vendor served a summons and complaint against us seeking to recover alleged amounts due. The caption of the litigation was Eurotech, Inc. vs. Authentidate Holding Corp. and the venue was the Circuit Court of Howard County, State of Maryland, Case N. 13-C-15105926. Plaintiff alleged breach of contract and equitable relief. On June 28, 2016, the case was settled for $325,000.

The Company is a defendant in a recently filed action under the caption, Cogmedix, Inc. v. Authentidate Holding Corp. in the Superior Court of Worcester County, Commonwealth of Massachusetts, Case No.1685CV01318B . Suit was filed on September 6, 2016 alleging the principal amount of $227,061 remains outstanding on a purchase order dated December 6, 2013.  Based on the facts of which we are currently aware, management believes that this matter will not have a material adverse effect on our financial position, results of operations, or cash flows. However, this matter is subject to inherent uncertainties and management’s assessment may change in the future.

We are also subject to claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

A complaint was filed by a former independent contractor who was involved in sales and marketing of the Company’s products and services. In the complaint, the plaintiff alleged certain commissions had not been paid in full and were due under a collective agreement. The Company believes that the contractor was overpaid and has asserted a counter claim for reimbursement of such overpayments. The Company and its legal counsel intend to vigorously defend the claim and pursue the counterclaim. The parties have completed initial discovery and the matter remains pending. The Company believes the resolution of this matter will not have a material effect on its financial position, result of operations or liquidity.

The Company filed a complaint in the state of Georgia in November 2015 against a former salesperson and an independent competitor for solicitation of a certain customer list.  The complaint alleges that the defendant used Company property including the customer list in an improper and illegal manner. The complaint is pending. The Company believes the resolution of this matter will not have a material effect on its financial statements.

In connection with the termination of the Company’s employment relationship with certain executives, including the former Chief Executive and Chief Financial Officers of AHC, the Company is presently reviewing its severance obligations to them and the vesting of other post-termination provisions. The Company believes that it has accrued all related severance costs as of June 30, 2016 related to the past terminations. Both the former CEO of AHC and the former CFO has commenced arbitration proceedings against AHC before the American Arbitration Association ("AAA"). A demand for arbitration was filed with the AAA on or about June 22, 2016 by the former CEO of AHC for several years until February 18, 2015. He has demanded payment of severance compensation of $341,620 and other benefits, including the vesting of certain stock option awards, pursuant to an employment agreement.  The Company believes that it has valid defenses to his claims and intends to vigorously defend this matter.  Further, a demand for arbitration was filed with the AAA on or about August 12, 2016 by the former CFO. The demand for arbitration involves his request for an amount aggregating approximately $450,000 in severance compensation and other benefits, including the vesting of certain stock options, pursuant to the terms of an employment agreement. Management believes that these legal matters, individually or in aggregate, will not have a material adverse effect on our financial position, results of operations, or cash flows. However, litigation such as described above, is subject to inherent uncertainties and there can be no assurance that management’s opinion of the anticipated effect of these matters will be correct or that it will not change in the future.

Authentidate Holding Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2016, we are not aware of any obligations under such indemnification agreements that would require material payments.

16.	Related Party

Except as disclosed herein, we have not entered into any material transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of our common stock since July 1, 2015.

AEON leases its facilities from Centennial Properties of Georgia, LLC under a lease agreement commencing April, 2014, as amended January 20, 2016. The lease provides for a term of 12 years expiring March 2032. The lease payments range from $46,500 to a maximum of $60,000. In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a first priority lien and security interest in substantially all of its assets. The landlord under the lease is Centennial Properties of Georgia, LLC, a Georgia limited liability company. Centennial is owned by Sonny Roshan, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom are AEON members and will be receiving AHC Common Stock as a result of the transaction. Mr. Roshan is the Chairman of AEON and now serves as the Chairman and CEO of Authentidate. Mr. Desai is the Chief Technology Officer of AEON. Mr. Roy is the Chief Strategy Officer of AEON. Related party rent expense for the years ended June 30, 2016 and 2015 was approximately $446,000 and $312,000, respectively.

The Company holds certain notes payables with shareholders and affiliates of board members of the Company, as described in Note 8. Interest expense relating to these notes amounted to approximately $115,000 and $0 for the years ended June 30, 2016 and 2015, respectively.

During the year ended June 30, 2015, the Company made a charitable contribution to a related party foundation in the amount of approximately $1,016,000. The foundation is managed by the former members of AEON. No contributions were made to the foundation by the Company during the year ended June 30, 2016.

The Company had a non-interest bearing, unsecured loan to the members of the Company with no terms for repayment. The outstanding balance of $865,500, which was shown as a reduction of Members’ Equity was repaid during fiscal year end June 30, 2015.

The Company made an advance to a related party with whom they lease their office and warehouse space in the amount $500,000 in 2014. The advance was non-interest bearing and had no stated maturity date and was repaid in March 2015.

During fiscal 2015, the Company assigned the equity interest in Alpha Tissue, Inc. with a zero book balance and a note receivable with Authentidate in the amount of $450,000 to a related party with common ownership.

17.	Segment Information

The Company is operated as two segments: laboratory testing services (l AEON), and web-based software (AHC). Laboratory testing services includes the testing of an individual’s blood, urine or saliva for the presence of drugs or chemicals and the patient’s DNA profile. Web-based software provide secure web-based revenue cycle management applications and telehealth products and services that enable healthcare organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. Currently, management runs each segment separately and measures profitability and operational performance based on the financial records independently maintained by two separate systems.

Authentidate Holding Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

Selected financial information related to the Company’s segments is presented below:

	June 30, 2016			June 30, 2015
	Laboratory testing services	Web-based software	Total	Laboratory testing services	Web-based software	Total
Total assets	$6,777,791	$44,895,538	$51,673,329	$7,829,272	$-	$7,829,272

Net revenue	$33,952,712	$624,204	$34,576,916	$24,445,337	$-	$24,445,337
Operating expenses
Cost of revenues	6,657,321	219,798	6,877,119	4,221,200	-	4,221,200
Operating expense	19,185,260	1,568,221	20,753,481	8,976,359	-	8,976,359
Depreciation and amortization	956,932	192,763	1,149,695	853,814	-	853,814
Total operating expenses	26,799,513	1,980,782	28,780,295	14,051,373	-	14,051,373
Operating income	7,153,199	(1,356,578)	5,796,621	10,393,964	-	10,393,964
Other expense	(7,064)	(199,825)	(206,889)	(1,135,102)	-	(1,135,102)
Income before provision for income tax	7,146,135	(1,556,403)	5,589,732	9,258,862	-	9,258,862
Income tax provision	853,704	(529,000)	324,704	21,750	-	21,750
Net income	$6,292,431	$(1,027,403)	$5,265,028	$9,237,112	$-	$9,237,112

Authentidate Holding Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

18.	Subsequent Events

On July 11, 2016, at the Special Meeting of Shareholders (the “Special Meeting”) of the Company, the Company’s shareholders approved, among other things, (i) the issuance of shares of Common Stock in connection with earn-out payments that may become payable in the future to former members of AEON, (ii) an amendment to the Company’s certificate of incorporation, as amended, to change its name to “Aeon Global Health Corp.” and (iii) an amendment to the Authentidate Holding Corp. 2011 Omnibus Equity Incentive Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder by 1,000,000 shares.

As a result of the approval of the issuance of shares of common stock in connection with earn-out payments that may become payable in the future to former members of AEON, by the shareholders of the Company at the Special Meeting, the Company issued to the former members of AEON an aggregate of 240,711 shares of common stock. In addition, based on the achievement of the initial earnings milestone under the Merger Agreement, the Company issued the former members of AEON an aggregate of 1,155,415 shares of common stock.

On August 7, 2016, the employment of Richard Hersperger, Chief Executive Officer of the Company, terminated. In connection therewith, the Company and Mr. Hersperger anticipate entering into a separation agreement. Mr. Hersperger currently remains a member of the Board of Directors of the Company.

Hanif (“Sonny”) Roshan, the Company’s current Chairman, assumed the position of Chief Executive Officer on August 7, 2016.

On January 31, 2017, the Company terminated its employment of Thomas P. Leahey, who had served as the Company’s interim chief financial officer, treasurer and principal accounting officer since March 3, 2016, effective immediately. The Company has not entered into any compensatory or severance arrangements with Mr. Leahey in connection with Mr. Leahey’s termination. As Mr. Leahey’s services were provided to the Company pursuant to an engagement agreement between the Company and Windham Brannon, P.C., the Company also terminated its agreement with Windham Brannon effective as of January 31, 2017. On January 31, 2017, the Company thereafter appointed Hanif A. Roshan, who currently serves as the Company’s Chief Executive Officer and Chairman of the Board, as its interim Principal Accounting Officer, effective immediately. Mr. Roshan shall serve in this capacity until such time as the Company appoints a new Chief Financial Officer.

In addition, on January 31, 2017, the Company determined to eliminate the position of Chief Operating Officer effective immediately. Accordingly, the Company’s employment of William P. Henry, who has been serving as the Company’s Chief Operating Officer since January 27, 2016, terminated effective as of January 31, 2017. On February 27, 2017, the Company entered into a separation agreement and general release with Mr. Henry addressing post-employment compensation arrangements. The separation agreement provides that Mr. Henry will receive the following in consideration of the general release granted by him to the Company: (i) a severance payment in the amount of $160,000, payable in equal installments on each of the Company’s regular pay dates during the twelve months commencing on the first regular executive pay date after May 1, 2017; (ii) such number of shares of Common Stock of the Company which shall be determined by dividing $160,000 by the closing sales price of the Company’s Common Stock on the execution date of the separation agreement; (iii) stock option awards previously granted to Mr. Henry during his service as the chief strategy officer of the Company shall remain exercisable for the full duration of their original exercise periods; and (iv) Mr. Henry’s current health and insurance benefits will continue until February 1, 2018 and the Company shall promptly reimburse Mr. Henry for unreimbursed business expenses arising out of his service to the Company and for reasonable legal fees and costs of negotiating the Separation Agreement. Effective with the execution of the separation agreement, Mr. Henry resigned from the Board of Directors.

Effective as of January 31, 2017, the Company accepted a short term loan in the aggregate principal amount of $250,000 from Hanif A. Roshan, the Company’s Chief Executive Officer and Chairman of the Board. To evidence the loan, the Company issued Mr. Roshan a promissory note (the “Note”) in the aggregate principal amount of $250,000. The Note is an unsecured obligation of the Company and is not convertible into equity securities of the Company. The Note is due and payable on the 30-day anniversary of the issue date and interest shall accrue on the Note at the rate of 12.0% per annum. The Note was exchanged for a new secured convertible note in the exchange transaction described below.

Authentidate Holding Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

On March 20, 2017, the Company entered into a note exchange agreement with the holders of an aggregate principal amount of $2,170,000 of outstanding promissory notes (the “Original Notes”), which were due and payable, pursuant to which the Company agreed to issue the holders of such notes, in consideration of the cancellation of the Original Notes, new promissory notes in the aggregate principal amount of $2,545,199, which is equal to the sum of the aggregate principal amount of the original notes plus the accrued but unpaid interest on the Original Notes (the “New Notes”). The New Notes are convertible into shares of the Company’s Common Stock at an initial conversion price of $2.03 per share. Based on the initial conversion prices, the New Notes will be convertible into up to 1,253,792 shares of common stock. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price will be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the conversion price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. All of the New Notes have a maturity date of one year from the closing date. The New Notes are being issued in consideration of the exchange of (i) and aggregate principal amount of $950,000 of Original Notes currently convertible at a price of $2.25 per share, (ii)an aggregate principal amount of $520,000 of Original Notes which are currently convertible at a price of $3.00 per share, and (iii) an aggregate principal amount of $700,000 of unconvertible Original Notes.

The New Notes will bear interest at the rate of 5% per annum with interest payable upon maturity, the conversion of the New Notes or on any earlier redemption date. Commencing one month after the Company’s common stock is listed for trading on a national securities exchange the Company will have the right to redeem all or any portion of the outstanding principal balance of the New Notes, plus all accrued but unpaid interest at a price equal to 110% of such amount. The holders of the New Notes shall have the right to convert any or the entire amount to be redeemed into common stock prior to redemption. Subject to certain exceptions, the New Notes are senior to existing and future indebtedness of the Company and will be secured by a first priority lien on all of the Company’s assets to the extent and as provided in a Security Agreement entered into between the Company and the holders. Subject to certain exceptions, the New Notes contain customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default. Upon the occurrence of an event of default under the New Notes, the holders may require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal, plus accrued and unpaid interest.

In connection with the exchange of the Original Notes for the New Notes, the parties agreed that the holder of all of our outstanding shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) would exchange all of its outstanding shares of Series B Preferred Stock for shares of a new series of convertible preferred stock to be designated as Series E Convertible Preferred Stock (the “Series E Preferred Stock”). Accordingly, on March 20, 2017, the Company also entered into a separate exchange agreement with the holder of the shares of Series B Preferred Stock, to exchange such shares for a total of 25,000 shares of Series E Preferred Stock. The shares of Series E Preferred Stock are initially convertible by the holder into an aggregate of 187,000 shares of Common Stock at the initial conversion rate of $4.00 per share. The conversion price of the new preferred stock will be subject to adjustment solely in the event of stock dividends, combinations, splits, recapitalizations, and similar corporate events and does not provide for general price-based anti-dilution adjustments. Each share of Series E Preferred Stock will have a stated value of $30.00 per share. On March 20, 2017, we filed with the State of Delaware a Certificate of Designations, Rights and Preferences and Number of Shares of Series E Convertible Preferred Stock, referred to as the Series E Designation. The Series E Designation defines the rights and preferences of the Series E Preferred Stock and provides that each share of Series E Preferred Stock will have the following rights and preferences: (i) each holder of the Series E Preferred Stock will have the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock; (ii) the Series E Preferred Stock will be redeemable at our option commencing one year after the closing date (provided that the Company’s common stock is listed on a national securities exchange at such time); and (iii) the Series E Preferred Stock will pay dividends at the rate of 5% per annum in cash. Pursuant to the exchange agreement for the preferred stock, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock.

Authentidate Holding Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

On March 1, 2017, the Company extended the expiration date of an aggregate of 309,547 outstanding common stock purchase warrants which were originally issued in March and September 2012 in separate private placements of the Company’s securities. Of the warrants extended, an aggregate of 124,370 warrants would otherwise have expired on March 15, 2017 and 185,177 warrants would have expired on September 29, 2017. In both cases, the expiration date of the warrants has been extended to September 29, 2018. All of these warrants have an exercise price of $12.06 per share. Other than the extension of the term of these warrants, the provisions of the warrants remain unchanged.

